Form 10-Q
period 1996-03-31
BORG WARNER AUTOMOTIVE INC
filed 1996-05-15
CIK 908255

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT


                        Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                      For the Quarter ended March 31, 1996

                        Commission file number: 1-12162


                         BORG-WARNER AUTOMOTIVE, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                13-3404508
- - ------------------------------                              --------------------
State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization                               Identification No.)



200 South Michigan Avenue, Chicago, Illinois                         60604
- - --------------------------------------------                   ----------------
 (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: (312) 322-8500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                              -----    -----

On April 30, 1996 the registrant had 23,413,926 shares of Common Stock and 122,644 shares of Series I Non-Voting Common Stock outstanding.


================================================================================

                          BORG-WARNER AUTOMOTIVE, INC.
                                   FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 1996

                                     INDEX
                                                                    Page No.


   PART I.  Financial Information

        Item 1. Financial Statements

             Introduction ...........................................   2

             Condensed Consolidated Balance Sheets at
                 March 31, 1996 and December 31, 1995 ...............   3

             Consolidated Statements of Income for the three
                 months ended March 31, 1996 and 1995 ...............   4

             Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1996 and 1995 ...............   5

             Supplemental Notes to the Consolidated
                 Financial Statements ...............................   6

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..............  11

   PART II. Other Information

        Item 1. Legal Proceedings ...................................  15

        Item 2. Changes in Securities ...............................  16

        Item 3. Defaults Upon Senior Securities .....................  16

        Item 4. Submission of Matters to a Vote of
                   Security Holders .................................  16

        Item 5. Other Information ...................................  16

        Item 6. Exhibits and Reports on Form 8-K ....................  16

     SIGNATURES .....................................................  17

                          BORG-WARNER AUTOMOTIVE, INC.
                                   FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 1996

                                    PART I.

                                    ITEM 1.


        A.  Borg-Warner Automotive, Inc. and Consolidated Subsidiaries'
                              Financial Statements


The financial statements of Borg-Warner Automotive, Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

           BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (MILLIONS OF DOLLARS EXCEPT SHARE DATA)


                                                  (Unaudited)
                                                    March 31,    December 31,
                                                      1996           1995
                                                   ----------    ------------
A S S E T S
Cash .........................................      $   10.5      $    5.1
Short-term securities ........................           5.9           7.0
Receivables ..................................         112.0          91.4
Inventories ..................................         104.8          94.0
Prepayments ..................................           9.0          10.0
                                                    --------      --------
     Total current assets ....................         242.2         207.5

Property, plant, and equipment at cost .......         930.1         927.8
Less accumulated depreciation ................         417.1         404.8
                                                    --------      --------
     Net property, plant and equipment .......         513.0         523.0
Investments and advances .....................         139.3         140.0
Goodwill .....................................         312.0         313.0
Deferred income tax asset ....................          40.7          40.8
Other noncurrent assets ......................         114.2         110.9
                                                    --------      --------
     Total other assets ......................         606.2         604.7
                                                    --------      --------
                                                    $1,361.4      $1,335.2
                                                    ========      ========

LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable ................................      $   44.8      $   31.6
Accounts payable and accrued expenses ........         208.1         194.3
Income taxes payable .........................          27.2          26.6
                                                    --------      --------
     Total current liabilities ...............         280.1         252.5
Long-term debt ...............................          89.8         103.1

Long-term retirement-related liabilities .....         336.7         337.4
Other long-term liabilities ..................          50.5          42.2
                                                    --------      --------
     Total long-term liabilities .............         387.2         379.6
Capital stock:
  Preferred stock, $.01 par value; authorized
   5,000,000 shares; none issued .............            --            --
  Common stock, $.01 par value; authorized
   50,000,000 shares; issued and outstanding
   shares of 23,405,725 in 1996 ..............           0.2           0.2
  Non-voting common stock, $.01 par value;
   authorized 25,000,000 shares; issued shares
   of 2,520,000 in 1996 and outstanding shares
   of 112,644 in 1996 ........................            --            --
Capital in excess of par value ...............         560.9         560.1
Retained earnings ............................          42.8          34.1
Currency translation adjustment ..............          17.1          22.3
Minimum pension liability adjustment .........         (16.7)        (16.7)
                                                    --------      --------
     Total stockholders' equity ..............         604.3         600.0
                                                    --------      --------
                                                    $1,361.4      $1,335.2
                                                    ========      ========


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         BORG-WARNER AUTOMOTIVE, INC.
                         AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (MILLIONS OF DOLLARS EXCEPT SHARE DATA)



                                                      Three Months Ended
                                                            March 31,
                                                    ----------------------
                                                      1996          1995
                                                    --------       -------
Net sales ......................................    $  348.9       $ 327.8
Cost of sales ..................................       277.5         253.0
Depreciation ...................................        18.4          17.2
Selling, general and administrative expenses ...        30.8          26.4
Minority interest ..............................         0.7           0.4
Goodwill amortization ..........................         2.6           2.4
Equity in affiliate earnings and other income ..        (4.1)         (4.2)
                                                    --------       -------
     Earnings before interest and finance
       charges and income taxes ................        23.0          32.6
Interest expense and finance charges ...........         3.5           3.5
                                                    --------       -------
     Earnings before income taxes ..............        19.5          29.1
Provision for income taxes .....................         7.2          11.5
                                                    --------       -------
         Net earnings ..........................    $   12.3       $  17.6
                                                    ========       =======

Net earnings per share .........................    $   0.52       $  0.75
                                                    ========       =======

Average shares outstanding (thousands) .........      23,495        23,385
                                                    ========       =======

Dividends declared per share ...................    $   0.15       $  0.15
                                                    ========       =======



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (MILLIONS OF DOLLARS)



                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1996      1995
                                                            -------   --------
OPERATING
Net earnings .............................................  $  12.3   $  17.6
Adjustments to reconcile net earnings to net cash flows
  from operations:
Non-cash charges (credits) to operations:
   Depreciation ..........................................     18.4      17.2
   Goodwill amortization .................................      2.6       2.4
   Other, principally equity in affiliate earnings .......     (3.7)     (4.1)
Changes in assets and liabilities:
   Increase in receivables ...............................    (21.5)     (0.7)
   Increase in inventories ...............................    (11.2)     (7.8)
  (Increase)decrease in prepayments ......................      1.0      (2.7)
   Increase(decrease)in accounts payable and accrued
     expenses ............................................     14.5     (23.5)
   Increase in income taxes payable ......................      0.7       2.8
   Net change in other long-term assets and liabilities ..      4.0     (12.0)
                                                            -------   -------
       Net cash provided by operating activities .........     17.1     (10.8)
INVESTING
Capital expenditures .....................................    (11.6)    (15.1)
Investment in affiliates .................................     (0.1)       --
Proceeds from other assets ............... ...............      0.7       6.2
                                                            -------   -------
       Net cash used for investing activities ............    (11.0)     (8.9)
FINANCING
Net increase in notes payable ............................     13.9       7.0
Additions to long-term debt ..............................      0.2      15.9
Reduction in long-term debt ..............................    (12.9)       --
Proceeds from options exercised ..........................      0.7       0.2
Dividends paid ...........................................     (3.6)     (3.5)
Reissuance of treasury shares ............................       --       0.6
                                                            -------   -------
       Net cash provided by (used for) financing
         activities  .....................................     (1.7)     20.2
Effect of exchange rate changes on cash and cash
  equivalents ............................................     (0.1)      0.5
                                                            -------   -------
Net increase in cash and cash equivalents ................      4.3       1.0
Cash and cash equivalents at beginning of year ...........     12.1      14.9
                                                            -------   -------
Cash and cash equivalents at end of period ...............  $  16.4   $  15.9
                                                            =======   =======
SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
   Interest expense ......................................  $   3.7   $   3.7
   Income taxes ..........................................      5.7       5.3




                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

           BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
          SUPPLEMENTAL NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1) Research and development costs charged to expense for the three months ended March 31, 1996 were $11.7 million. Costs charged to expense for the three months ended March 31, 1995 were $8.4 million.

(2)  Inventories consisted of the following (millions of dollars):



                                       March 31,      December 31,
                                         1996             1995
                                      ----------      ------------
        Raw materials ..............   $ 50.1            $48.6
        Work in progress ...........     41.0             31.6
        Finished goods .............     13.7             13.8
                                       ------            -----
        Total inventories ..........   $104.8            $94.0
                                       ======            =====


(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner), a joint venture based in Japan that manufactures friction products. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

     The Company's investment in NSK-Warner was $128.5 million at March 31, 1996 and $128.9 million at December 31, 1995.

     Following are summarized financial data for NSK-Warner, translated using the ending or periodic rates as of and for the three months ended
     March 31, 1996 and 1995. Balance sheet data is presented as of March 31, 1996 and 1995 and statement of income data is presented for the three and twelve months ended March 31, 1996 and 1995. The Company's results include its share of NSK-Warner's results for the three months ended February 28, 1996 and 1995.


                                                March 31,      March 31,
                                                  1996          1995
                                                ---------      ---------
Balance Sheet                                        (in millions)
     Current assets ...........................  $148.6          $168.4
     Noncurrent assets ........................   149.1           187.6
     Current liabilities (excluding debt) .....    77.1            99.4
     Noncurrent liabilities (excluding debt) ..    13.3            17.2
     Total debt ...............................    22.7            42.3

                                                    Three Months Ended
                                                         March 31,
                                                 ----------------------
                                                   1996            1995
                                                 -------         ------
Statement of Income                                   (in millions)
     Net sales ................................  $ 76.6          $ 90.9
     Gross profit .............................    21.0            34.3
     Net income ...............................     8.5            12.3

                                                   Twelve Months Ended
                                                         March 31,
                                                 ----------------------
                                                  1996            1995
                                                 ------          ------
Statement of Income                                   (in millions)
     Net sales ................................  $302.4          $336.8
     Gross profit .............................    79.6            98.5
     Net income ...............................    31.2            35.9


(4)  The Company's provisions for income taxes for the three months ended
     March 31, 1996 and 1995 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a)state income taxes as well as b)foreign rates which exceed those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and, for 1995, research and development credits.

(5)  Following is a summary of notes payable and long-term debt:



                                      March 31, 1996         December 31, 1995
                                      --------------------   -------------------
                                      Current    Long-Term   Current   Long-Term
                                      -------    ---------   -------   ---------
DEBT                                          (millions of dollars)
Bank borrowings ..................... $  31.1    $  12.9     $ 24.5    $ 19.5
Bank term loans due through 1998(at
an average rate of 5.7%; and 5.2% at
March 1996 and 5.6% at Dec. 1995) ...    13.6       70.3        6.9      77.7
Unsecured notes .....................      --        0.7         --        --
Capital lease liability .............     0.1        5.9        0.2       5.9
                                      -------    -------     ------    ------
    Total notes payable and
    long-term debt ..............     $  44.8    $  89.8     $ 31.6    $103.1
                                      =======    =======     ======    ======


    The Company maintains a $300 million revolving credit facility. The facility was unused at March 31, 1996 and December 31, 1995 and remains fully available through December 1999.

    Borrowings under the credit agreement are guaranteed by certain of the Company's subsidiaries. The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional foreign indebtedness.

    Bank term loans totaling $83.9 million have maturities of $6.8 million in 1996, $33.5 million in 1997 and $43.6 million in 1998.

(6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at 28 hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocated share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site and the characteristics of the waste material.

    Based on information available to the Company, which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; estimated legal fees and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at March 31, 1996 of approximately $11 million. The Company expects this amount to be expended over the next three to five years.

    The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its financial position or future operating results, generally either because estimates of the maximum potential liability at a site are not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such matter.

    As of March 31, 1996, the Company had sold $85 million of receivables under an $85 million Receivables Transfer Agreement, and $0.6 million under another facility, in each case for face value without recourse. The
    Company had sold receivables under facilities aggregating $85.6 million at December 31, 1995.

(7) In January 1996, the Company announced that its North American manual transmission business would be offered for sale and that it had retained Lehman Brothers to assist in the sale process. This decision resulted from the recognition that all major North American OEMs have allied suppliers for their significant rear-wheel drive manual transmission applications, leaving only one niche open to the Company in North America. Any gain or loss on the sale is dependent on not only the purchase price agreed upon by the parties but also an agreement as to which assets/liabilities will be included in the transaction. The sale process is still in its early stages. Despite the announcement, the Company plans to continue to implement its strategy to capitalize on manual transmission opportunities in developing markets such as China and India. For the quarter ended March 31, 1996, this business lost money as a result of reduced volumes.

(8) In April 1996, the Company announced that it had reached an agreement for the purchase of the operations and substantially all of the operating assets of three of Coltec Industries' automotive OEM businesses: Holley Automotive, Coltec Automotive and Performance Friction Products. The sale is expected to close in the second quarter of 1996, subject to regulatory approval and other conditions. Under the terms of the agreement, the Company will pay $283 million in cash for the businesses. This acquisition is expected to be financed under the Company's revolving credit facility. These businesses reported combined sales of $255 million in 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Borg-Warner Automotive, Inc. (the "Company") operates as a major supplier to automotive OEMs in the North American, European and Asian markets offering a wide variety of engineered components, primarily related to drivetrain applications such as automatic transmission components, four-wheel drive transfer cases, automotive chain, engine timing components and systems, and sensors, valves and other engine and fuel system control devices. The Company also manufactures manual transmissions, but recently announced that the North American business was being offered for sale.

The following discussion covers the results of operations for the three months ended March 31, 1996 and 1995 and financial condition as of March 31, 1996 and December 31, 1995.

RESULTS OF OPERATIONS

The Company's products fall into four categories: Powertrain Systems, Automatic Transmission Systems, Morse TEC (Chain Systems) and Control Systems. Net sales by product grouping for the three months ended March 31, 1996 and 1995 are as follows (in millions of dollars):


                                        Three Months Ended
                                             March 31,
                                        --------------------
                                        1996          1995
                                        ------        ------

Powertrain Systems                     $139.0        $140.4
Automatic Transmission Systems          119.3          98.6
Morse TEC                                66.0          70.4
Control Systems                          33.8          28.0
                                       ------        ------
                                        358.1         337.4
Intergroup eliminations                  (9.2)         (9.6)
                                       ------        ------
Net sales                              $348.9        $327.8
                                       ======        ======




Sales for the quarter ended March 31, 1996 were up 6% from the same period in the prior year. The increase in sales is attributable to the purchase of the Precision Forged Products Division (PFPD) at the end of April 1995 and the SUM business at the beginning of 1996. PFPD contributed $17 million in sales while SUM contributed $4 million. Excluding PFPD and SUM, sales were relatively unchanged from the prior year. The Company has realized revenue growth because of its presence on vehicles, such as light trucks, which are growing at a rate in excess of the overall market. Revenue growth in most areas has been offset by $8.5 million in revenues lost due to the General Motors strike in March and a $16.3 million decrease in sales versus 1995 in the manual transmission business due to the loss of the General Motor's business in the summer of 1995. This business had sales of $28.4 million for the quarter ended March 31, 1996 and $44.7 million for the quarter ended March 31,1995.

In the first quarter of 1996 the Automatic Transmission Systems and Control Systems groups both reported increases in sales while the Powertrain Systems and Morse TEC groups reported slightly lower sales results. Powertrain Systems reported a decrease of 1% or $1.4 million due to the loss of the GM S-Truck manual transmission business mentioned earlier as well as a decline in sales of sporty cars which utilize manual transmissions. This decline was offset by volume increases in its domestic transfer case applications, particularly in the light truck area. A decrease in sales of 6% or $4.4 million at Morse TEC was primarily the result of the slower sales of transmission chain due to the General Motors strike in March. Increased sales of 21% at the Automatic Transmission Systems group (4% excluding the PFPD acquisition) were related to volume increases by the Company's OEM customers as well as increased content in certain automatic transmissions tempered by the General Motors strike. Sales at Control Systems have also shown improvement, 21% over the comparable 1995 period, due to volume increases of various solenoids and valves particularly in Chrysler applications as well as $4 million related to the newly acquired SUM business.

The lost General Motors manual transmission business and the General Motors strike contributed to the relatively flat sales volume net of acquisitions. Adjusted for the GM strike, the effect of the manual transmission business decline and the impact of acquisitions, sales increased 7.8% against a North American market which was off by 13%, a European market which was stagnant and a Japanese market which declined slightly. However, the timing of the GM strike and the fixed cost structure of the manual transmission business translated into a gross margin decrease of $3.4 million to $71.4 million in 1996.

The Company's income taxes are based upon estimated annual tax rates for the year. In the first quarter of 1996, the Company realized certain tax credits related to its foreign operations. These realized credits resulted in the effective income tax rate for the first quarter of 1996 being lower than the standard federal and state rates. The effective income tax rate for the first quarter of 1995 exceeded the U.S. statutory rate due to state income taxes as well as higher foreign rates which exceeded those in the U.S.

The Company has increased its spending on research and development by $3.3 million to $11.7 million for the three months ended March 31, 1996, to maintain and expand its technological expertise in both product and process.

Although down from the prior year, the NSK-Warner joint venture continued to report strong earnings in the current period. For the Company's three months ended March 31, 1996 and 1995, the Company's portion of NSK-Warner's earnings were $3.7 million and $4.0 million, respectively. The earnings decline resulted from a small decrease in sales volume and a weakening of the yen.

The effects of the General Motors strike and the loss of the manual transmission business were partially offset by tax credits resulting in the Company's reported earnings in the first quarter of 1996 of $12.3 million, $5.3 million lower than the first quarter of 1995.

FINANCIAL CONDITION AND LIQUIDITY

There were few significant changes in the March 31, 1996 consolidated balance sheet as compared to December 31, 1995. Investments and advances remained relatively unchanged as earnings were offset by the impact of the change in currency rates on the Company's Japanese joint venture.

For the three months ended March 31, 1996, $17.1 million of cash was provided by operations principally as a result of earnings and non-cash expenses offset by a $20.3 million increase in working capital, excluding notes payable. Capital spending was lower in the first quarter of 1996 compared to 1995 as the Company was involved in more major projects at the beginning of 1995. The Company anticipates that capital spending for full-year 1996 will be lower than full-year 1995 levels.

The Company believes that working capital will be reduced in the remainder of 1996 and that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for the remainder of 1996.

OTHER

In January 1996, the Company announced that its North American manual transmission business would be offered for sale and that it had retained Lehman Brothers to assist in the sale process. This decision resulted from the recognition that all major North American OEMs have allied suppliers for their significant rear-wheel drive manual transmission applications, leaving only one niche open to the Company in North America. Any gain or loss on the sale is dependent on not only the purchase price agreed upon by the parties but also an agreement as to which assets/liabilities will be included in the transaction. The sale process is still in its early stages. Despite the announcement, the Company plans to continue to implement its strategy to capitalize on manual transmission opportunities in developing markets such as China and India. For the quarter ended
March 31, 1996, this business lost money as a result of reduced volumes.

In April 1996, the Company announced that it had reached an agreement for the purchase of the operations and substantially all of the operating assets of three of Coltec Industries' automotive OEM businesses: Holley Automotive, Coltec Automotive and Performance Friction Products. The sale is expected to close in the second quarter of 1996, subject to regulatory approval and other conditions. Under the terms of the agreement, the Company will pay $283 million in cash for the businesses. This acquisition is expected to be financed under the Company's revolving credit facility. These operations reported combined sales of $255 million in 1995.

As discussed more fully in Note 6 of the Supplemental Notes to the Consolidated Financial Statements, various claims and suits arising in the ordinary course of business and seeking money damages have been filed against the Company. In each of these cases, the Company believes that it has a defendable position or has made adequate provisions to protect the Company from material losses. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles. These provisions include both legal fees and possible outcomes of legal proceedings. The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

In April, the Company declared a $0.15 per share dividend to be paid on May 15, 1996 to shareholders of record on May 1, 1996.

                                    PART II


Item 1. Legal Proceedings

   The Company is presently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In certain such actions, plaintiffs request punitive or other damages that may not be covered by insurance. The Company believes that it has established adequate reserves for litigation liabilities in its financial statements in accordance with generally accepted accounting principles. These provisions include both legal fees and possible outcomes of legal proceedings.

   Centaur Insurance Company ("Centaur"), Borg-Warner Security's ("BW-Security") discontinued property and casualty insurance subsidiary, ceased writing insurance in 1984 and has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise liabilities at an aggregate level that is not in excess of the subsidiary's assets. In the rehabilitation, Centaur's assets are currently being used to satisfy claim liabilities under direct insurance policies written by Centaur. Any remaining assets will be applied to Centaur's obligations to other insurance companies under reinsurance contracts. The foregoing has resulted in several lawsuits seeking substantial dollar amounts being filed against BW-Security, and in some cases the Company, for recovery of alleged damages from the failure of Centaur to satisfy its reinsurance obligations. All of these lawsuits, except one to which the Company is not currently a party, have been settled. The defense of this litigation is being managed by BW-Security and the Company is indemnified by BW-Security for any losses or expenses arising out of the litigation.

   It is the opinion of the Company that the various asserted claims and litigation in which the Company is currently involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such claim or litigation.

Item 2.  Changes in Securities

      Inapplicable.

Item 3.  Defaults Upon Senior Securities

      Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Inapplicable

Item 5.  Other Information

      Inapplicable

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

              11.0  Computation of earnings

              27.0  Financial data schedule

         (b)  Reports on Form 8-K

              A report on Form 8-K dated January 19, 1996 was filed with the Commission under Item 5, other events, during the first quarter.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                BORG-WARNER AUTOMOTIVE, INC.

                                        (Registrant)


                                By  /s/  William C. Cline
                                   -------------------------
                                          (Signature)


                                        William C. Cline

                                 Vice President and Controller

                                 (Principal Accounting Officer)



Date: May 10, 1996