Form 10-K
period 1995-12-31
BORG WARNER AUTOMOTIVE INC
filed 1996-06-11
CIK 908255

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995      COMMISSION FILE NUMBER: 1-12162
                            ------------------------

                          BORG-WARNER AUTOMOTIVE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             13-3404508
       (State of Incorporation)        (I.R.S. Employer Identification No.)

                           200 South Michigan Avenue
                            Chicago, Illinois 60604
                                 (312) 322-8500
         (Address and telephone number of principal executive offices)

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                 NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                        ON WHICH REGISTERED
                       -------------------                     -------------------------
    Common Stock, par value $.01 per share...................   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES X     NO

     The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant and affiliates of Merrill Lynch & Co., Inc., (the exclusion of such stock shall not be deemed an admission by the registrant that such person is an affiliate of the registrant)) on March 15, 1996 was approximately $456 million. As of March 15, 1996, the registrant had 23,402,987 shares of Common Stock and 122,644 shares of Non-Voting Common Stock outstanding.

     Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

                                                                                PART OF FORM
                                                                                    10-K
                                                                                 INTO WHICH
                                  DOCUMENT                                      INCORPORATED
                                  --------                                    ----------------
Borg-Warner Automotive, Inc. 1995 Annual Report to Stockholders.............  Parts II and IV
Borg-Warner Automotive, Inc. Proxy Statement for the 1996 Annual Meeting of
  Stockholders..............................................................      Part III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          BORG-WARNER AUTOMOTIVE, INC.

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1995

                                     INDEX

 ITEM
NUMBER                                                                                   PAGE
- ------                                                                                   ----
                                           PART I
   1.    Business......................................................................    3
   2.    Properties....................................................................   10
   3.    Legal Proceedings.............................................................   11
   4.    Submission of Matters to a Vote of Security Holders...........................   11
                                           PART II
   5.    Market for the Registrant's Common Equity and Related Stockholder Matters.....   12
   6.    Selected Financial Data.......................................................   12
   7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................   12
   8.    Financial Statements and Supplementary Data...................................   12
   9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................   12
                                          PART III
  10.    Directors and Executive Officers of the Registrant............................   13
  11.    Executive Compensation........................................................   13
  12.    Security Ownership of Certain Beneficial Owners and Management................   13
  13.    Certain Relationships and Related Transactions................................   13
                                           PART IV
  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............   13

                                     PART I

     Borg-Warner Automotive, Inc. (the "Company") was incorporated in Delaware in 1987 in connection with the acquisition of Borg-Warner Corporation ("Old Borg-Warner") by an indirect wholly owned subsidiary of Borg-Warner Security Corporation ("BW-Security"). Until January 1993, the Company was a wholly owned subsidiary of BW-Security. In January 1993, BW-Security, as part of a recapitalization, distributed all of the outstanding common stock of the Company as a dividend to the holders of BW-Security common stock (the "Spin-Off"). In August 1993, the Company completed an initial public offering of 3,660,300 shares of its Common Stock (the "IPO").

ITEM 1. BUSINESS

     The Company develops, manufactures and markets highly engineered components and systems primarily for automotive powertrain applications. The Company's products are sold worldwide primarily to Original Equipment Manufacturers ("OEMs") of passenger cars, sport-utility vehicles and light trucks.

Company Business Units

     The Company's products fall into four categories: Powertrain Systems, Automatic Transmission Systems, Morse TEC and Control Systems. Net revenues by product grouping for the three years ended December 31, 1995, 1994 and 1993, are as follows (in millions of dollars):

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1995         1994         1993
                                                           --------     --------     --------
    Powertrain Systems...................................  $  544.8     $  529.9     $  418.4
    Automatic Transmission Systems.......................     454.4        378.5        307.6
    Morse TEC............................................     257.6        239.9        202.3
    Control Systems......................................     107.6         97.3         83.7
                                                           --------     --------     --------
                                                            1,364.4      1,245.6      1,012.0
    Interbusiness eliminations...........................     (35.3)       (22.2)       (26.6)
                                                           --------     --------     --------
      Net sales..........................................  $1,329.1     $1,223.4     $  985.4
                                                           ========     ========     ========

     The Company has restated 1993 and 1994 quarterly sales to eliminate intra-group sales at the group level instead of eliminating all intercompany sales at the Company-wide level.

     The sales information presented above excludes the sales by the Company's unconsolidated joint ventures. See "Joint Ventures." Such sales totaled approximately $394 million in 1995, approximately $316 million in 1994 and approximately $312 million in 1993.

     The Company conducts business in one industry segment. See the Consolidated Statements of Operations and Consolidated Balance Sheets on pages 19 and 20 of the Company's Annual Report for information concerning the revenues, operating profit or loss, and identifiable assets attributable to the Company's industry segment.

Powertrain Systems

     The Company manufactures fully assembled transmission systems and components for automotive applications. Major products include four-wheel drive ("4WD") and all-wheel drive transfer cases and manual transmissions.

     Transfer cases are installed on light trucks and sport-utility vehicles. A transfer case attaches to the transmission and distributes torque to the front and rear axles for 4WD, improving vehicle control during off-road use and in a variety of road conditions. Shifting from two-wheel drive to 4WD can be accomplished mechanically through a lever or electronically through a push button activated motor.

        The Company has designed and developed an exclusive 4WD Torque-on-Demand (TM) ("TOD") transfer case system, which allows vehicles to automatically shift from two-wheel drive to four-wheel drive when electronic sensors indicate it is necessary. The TOD transfer case is a feature on the Ford Explorer, the best selling sport-utility vehicle in the United States in 1995.

     Sales of 4WD transfer cases represented 30%, 26% and 28% of the Company's total revenues for 1995, 1994 and 1993, respectively. The Company believes that it is the world's leading independent manufacturer of 4WD transfer cases, producing approximately 847,000 transfer cases in 1995. The Company's largest customer of 4WD transfer cases is Ford Motor Company ("Ford"). The Company supplies substantially all of the 4WD transfer cases for Ford, including those installed in the Ford Explorer and the Ford F-150 pick-up truck.

     The Company has entered into an agreement with Mercedes-Benz Project, Inc., a subsidiary of Mercedes-Benz AG, for the Company to supply transfer cases for a new 4WD vehicle, which will be produced at Mercedes-Benz's new U.S. passenger-vehicle manufacturing facility beginning in 1997. Under the five-year agreement, which has a three-year extension provision, the Company will develop the technology and supply Mercedes-Benz with new two-speed, electronically controlled, all-wheel drive transfer cases that are compatible with its anti-skid braking system. In 1995, the Company purchased a 211,000 sq. ft. facility in Seneca, South Carolina, to establish the production facility for manufacture of the Mercedes-Benz transfer case.

     The Company also designs and manufactures five and six-speed rear-wheel drive manual transmissions for passenger cars and light trucks. Sales of manual transmissions accounted for 11%, 14% and 10% of the Company's total sales in 1995, 1994 and 1993, respectively. The Company believes that it is the leading independent manufacturer of manual transmissions for cars and light trucks in North America, producing approximately 257,000 five and six-speed manual transmissions in 1995. The Company's five-speed manual transmission is used in high performance cars such as the Ford Mustang, the Chevrolet Camaro and the Pontiac Firebird, and light trucks such as the Isuzu Rodeo. The Company's six-speed manual transmission is used in the Dodge Viper, the Camaro Z-28 and the Firebird Formula and Trans Am. The Company is the sole supplier of manual transmissions for these cars.

     In January 1996, the Company announced its intention to seek a buyer for its North American manual transmission business due to the decline in demand for such products in North America and rising in-house supply of manual transmissions by OEMs. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion of this matter.

     The Company signed agreements to establish joint ventures in India and China in 1995 for the manufacture of 4WD transfer cases and manual transmissions.

Automatic Transmission Systems

     The Company engineers and manufactures systems and components for automatic transmissions as well as systems combining such components worldwide. Principal product lines include friction plates, one-way clutches, transmission bands and torque converters for automatic transmissions.

     The Company manufactures over 100 different varieties of friction plates incorporating asbestos-free, organic friction paper linings. The Company offers over 20 proprietary friction material formulas, each developed to satisfy specific customer requirements. The quality of the friction surface results in high durability, smooth shifting quality, low noise and vibration and minimal drag. The Company also manufactures over 16 varieties of transmission bands used in automatic transmissions and over 100 types of one-way clutches for automotive and aircraft applications. The Company believes that, with the inclusion of one of its joint ventures, it is the world's leading manufacturer of friction elements and one-way clutches for automatic transmissions. The Company is an original equipment supplier to virtually every major automatic transmission manufacturer in the world.

     The Company is also North America's leading independent supplier of torque converter assemblies for trucks, buses and heavy-duty off-highway vehicles. A torque converter is a fluid clutch that transmits power from the engine crankshaft to the transmission.

     In 1995, the Company completed the purchase of the Precision Forged Products Division ("PFPD") of Federal-Mogul Corporation. PFPD is a manufacturer of precision forged sintered metallurgy products, including races for one-way clutches and engine connecting rods which utilize powdered metal technology. This acquisition will allow the Company to incorporate products of PFPD with existing products to become a supplier of one-way clutch systems.

Morse TEC

     Morse TEC manufactures chain and chain systems, including HY-VO(R) front-wheel and 4WD chain, timing chain and timing chain systems, crankshaft and camshaft sprockets, chain tensioners and snubbers.

     HY-VO chain is used in front-wheel drive transmissions and for four-wheel drive transfer case applications. Transmission chain is used to transfer power from the engine to the transmission. The Company's MORSE GEMINI(TM) Chain System, which is used on Chrysler's LH models, emits significantly less chain pitch frequency noise than conventional transmission chain systems. In 1997, GM will be incorporating this system in its front-wheel drive vehicles. The chain in a transfer case distributes power between the front and rear output shafts which, in turn, drives the front and rear wheels. The Company believes it is the world's leading manufacturer of chain for front-wheel drive transmissions and four-wheel drive transfer cases. The Company is an original equipment supplier to every major manufacturer who uses chain for such applications.

     The Company manufactures complete engine timing chain systems and accessory drives, including chain, sprockets, tensioners, snubbers, balance shaft gears and precision gearing. Timing chain is installed around the crankshaft and camshaft sprockets. The crankshaft turns and transfers power via the timing chain to the camshaft. The camshaft, in turn, operates the intake and exhaust valves in the engine cylinder head. The Company's timing chain system is used on Ford's new family of overhead cam engines, including the Duratech engine. The Company recently announced that it will be designing and producing a similar timing chain system for Chrysler's new overhead cam engines beginning in late 1997. The Company believes that it is the world's leading manufacturer of timing chain.

Control Systems

     Control Systems designs and manufactures sophisticated mechanical, electromechanical and electronic components and systems used for engine and emission control, fuel and vapor management, electronically controlled automatic transmissions and steering and suspension systems. The Company produces a pressure feedback exhaust gas recirculation valve that provides for emissions control and improved gas mileage. The Company also produces fuel management control systems, including roll valves for vapor recovery and vapor management, canister purge solenoids and complete vapor recovery systems.

     In 1995, the Company completed the purchase of Societe de L'Usine de la Marque ("SUM"), a designer and manufacturer of electromechanical and electronic automotive components located in Tulle, Cedex, France.

JOINT VENTURES

     The Company has eight ventures in which it has a less-than-100% ownership interest. Results from three of these ventures, in which the Company is the majority owner, are consolidated as part of the Company's results. The Company's ownership interest in the remaining five joint ventures ranges from

20% to 50%. The results of NSK-Warner K.K., Warner-Ishi Corporation, Beijing Warner Gear Co., Ltd. and Korea Powertrain Ltd. are reported using the equity method.

     In 1995, the Company entered into a joint venture with Divgi Metalwares Private Ltd. ("Divgi") to produce transfer cases, manual transmissions and automatic locking hubs in India. The venture, named Divgi-Warner Private Ltd., is expected to begin operations in 1996 and is 60% owned by the Company and 40% owned by Divgi.

     In 1995, the Company entered into a joint venture with Shiyan Automotive Transmission Factory ("Shiyan") to produce manual transmissions in China. The venture, to be called Huazhong Warner Transmission Company Ltd. is expected to begin operations in 1997 and is 60% owned by the Company and 40% owned by Shiyan.

     Management of the unconsolidated joint ventures is shared with the Company's respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

                                                                PERCENTAGE                                     FISCAL
                                                                 OWNED BY    LOCATION                        1995 SALES
                                                      YEAR         THE          OF         JOINT VENTURE       ($ IN
      JOINT VENTURE               PRODUCTS          ORGANIZED    COMPANY     OPERATION        PARTNER        MILLIONS)
- -------------------------  -----------------------  ---------   ----------   ---------   ------------------  ----------
Unconsolidated
  NSK-Warner K.K.........  Friction products           1964         50%      Japan       Nippon Seiko K.K.      $337
  Warner-Ishi              Turbochargers               1980         50%      U.S.        Ishikawajima-Harima    $ 15
    Corporation..........                                                                Heavy Industries
                                                                                         Co., Ltd.
  Beijing Warner
    Gear Co., Ltd........  Manual transmissions        1992         39%      China       Beijing Gear Works     $ 34
  Korea Powertrain, Ltd.   Torque converters           1993         20%       Korea      Pyeong HWA Clutch      $  8
                                                                                         Industries Co.
                                                                                         Ltd.
  Warner-Ishi Europe,
    S.p.A................  Turbochargers               1995         50%      Italy       Ishikawajima-Harima     N/A
                                                                                         Heavy Industries
                                                                                         Co., Ltd.
Consolidated
  Borg-Warner Automotive
    Korea, Inc...........  Friction products           1987         60%      Korea       Hyundai Motor          $ 25
                                                                                         Company, NSK
                                                                                         Warner K.K.
  Divgi-Warner
    Private, Ltd.........  Transfer cases, manual      1995         60%      India       Divgi Metalwares        N/A
                           transmissions, and                                            Private, Ltd.
                           automatic locking hubs
  Huazhong Warner
    Transmission
    Company Ltd..........  Manual transmissions        1995         60%      China       Shiyan Automotive       N/A
                                                                                         Transmission
                                                                                         Factory

     See Note 9 of the Notes to Consolidated Financial Statements on page 28 of the Company's Annual Report for geographic information.

CUSTOMERS

     Approximately 86% of the Company's total sales in 1995 were to automotive OEMs, with the remaining 14% of the Company's sales to a diversified group of industrial, construction and agricultural vehicle manufacturers, auto part manufacturers and to distributors of automotive aftermarket and replacement parts.

     The Company's worldwide sales in 1995 to Ford and General Motors Corporation constituted approximately 41% and 25%, respectively, of its 1995 consolidated sales. Approximately 26% of consolidated sales for 1995 were outside the United States, including exports. However, a substantial portion of such sales were to foreign OEMs of vehicles that are, in turn, exported to the United States. See Note 9 of the Notes to Consolidated Financial Statements on page 28 of the Company's Annual Report.

     The Company's automotive products are sold directly to OEMs pursuant to the terms and conditions of the OEMs' purchase orders, and deliveries are subject to periodic authorizations based upon the production schedules of the OEMs. The Company ships its products directly from its plants to the OEMs.

RESEARCH AND DEVELOPMENT

     Each of the Company's business groups has its own research and development organization. Approximately 310 employees, including engineers, mechanics and technicians, are engaged in research and development activities at Company facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life testing and dynamometer laboratories.

     By working closely with the OEMs and anticipating their future product needs, the Company's research and development personnel conceive, design, develop and manufacture new proprietary automotive components and systems. Research and development personnel also work to improve current products and production processes. The Company believes its commitment to research and development will allow it to obtain new orders from its OEM customers.

     Consistent with its strategy of developing technologically innovative products, the Company spent approximately $36.7 million, $33.8 million and $25.2 million in 1995, 1994 and 1993, respectively, on research and development activities. Not included in the reported research and development activities were customer-sponsored research and development activities that were approximately $11.3 million, $11.2 million and $16.1 million in 1995, 1994 and 1993, respectively.

PATENTS AND LICENSES

     The Company has approximately 1,900 active domestic and foreign patents and patent applications, pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, group of related patents or any single license essential to its operations in the aggregate. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company's financial position or future operating results. The Company owns numerous trademarks, some of which are valuable but none of which are essential to its business in the aggregate.

     The "BorgWarner Automotive" trade name, and the housemark adopted in 1984 are material to the Company's business. During 1994, the Company and BW-Security entered into an Assignment of Trademarks and License Agreement (the "Trademark Agreement") whereby BW-Security assigned certain trademarks and trade names (including the "BorgWarner Automotive" trade name) to the Company (which trademarks and trade names had been previously licensed to the Company) for use in the automotive field. Pursuant to the Trademark Agreement, the Company agreed to pay an additional $7.5 million to BW-Security upon the occurrence of certain events, including a change of control of the Company.

COMPETITION

     The Company competes worldwide with a number of other manufacturers and distributors which produce and sell similar products. Price, quality and technological innovation are the primary elements of competition. The Company's competitors include vertically integrated units of the Company's major OEM customers, as well as a large number of independent domestic and international suppliers. Many of these companies are larger and have greater resources than the Company.

     A number of the Company's major OEM customers manufacture for their own use, products which compete with the Company's products. Although these OEM customers have indicated that they will continue to rely on outside suppliers, the OEMs could elect to manufacture powertrain components to meet their own requirements or to compete with the Company. There can be no assurance that the Company's business will not be adversely affected by increased competition in the markets in which it operates.

     The competitive environment has changed dramatically over the past few years as the Company's traditional United States OEM customers, faced with intense international competition, have expanded their worldwide sourcing of components with the stated objective of better competing with lower-cost imports. As a result, the Company has experienced competition from suppliers in other parts of the world enjoying economic advantages such as lower labor costs, lower healthcare costs and, in some cases, export subsidies and/or raw materials subsidies.

BACKLOG

     Total backlog at December 31, 1995, was approximately $336.0 million (compared to $374.2 million at December 31, 1994), all of which is expected to be filled during 1996.

EMPLOYEES

     As of December 31, 1995, the Company and its consolidated subsidiaries had approximately 8,600 salaried and hourly employees (as compared with 7,800 employees at December 31, 1994), of which approximately 7,100 were U.S. employees. Approximately 59% of the Company's domestic hourly workers are unionized. The Company's Muncie, Indiana plant has approximately 1,665 employees represented by the United Auto Workers union. Approximately 810 hourly employees at the Company's Ithaca, New York, plant are represented by the International Association of Machinists. The collective bargaining agreement covering the Muncie Plant expires in March 1998 and the collective bargaining agreement covering the Ithaca plant expires in October 1998. The hourly workers at the Company's European facilities are also unionized. The Company believes its present relations with employees to be satisfactory.

RAW MATERIALS

     The Company believes that its supplies of raw materials for manufacturing requirements in 1996 are adequate and are available from multiple sources. It is common, however, for customers to require their prior approval before certain raw materials or components can be used, thereby reducing sources of supply that would otherwise be available. Manufacturing operations are dependent upon natural gas, fuel oil, propane and electricity.

ENVIRONMENTAL REGULATION AND PROCEEDINGS

     The Company's operations are subject to federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that its business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. However, the operation of automotive parts manufacturing plants entails risks in these areas, and there can be no assurance that the Company will not incur material costs or liabilities. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

     The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its financial position or future operating results, although no assurance can be given in this regard. Capital expenditures and expenses in 1995 attributable to compliance with such legislation were not material.

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

     Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities in the aggregate amount of approximately $11 million at December 31, 1995. The Company expects this amount to be expended over the next three to five years.

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

EXECUTIVE OFFICERS

     Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 15, 1996.

             NAME               AGE                POSITION WITH COMPANY
- ------------------------------  ---   ------------------------------------------------
John F. Fiedler...............  57    Chairman and Chief Executive Officer
Robin J. Adams................  42    Vice President and Treasurer
William C. Cline..............  46    Vice President and Controller
Gary P. Fukayama..............  48    Executive Vice President
Christopher A. Gebelein.......  49    Vice President--Business Development
Laurene H. Horiszny...........  40    Vice President, Secretary and General Counsel
Geraldine Kinsella............  48    Vice President--Human Resources
Fred M. Kovalik...............  58    Executive Vice President
Ronald M. Ruzic...............  57    Executive Vice President
Terry A. Schroeder............  47    Vice President

     Mr. Fiedler has been Chairman of the Board of Directors since March 1996 and has been Chief Executive Officer of the Company since January 1995. He was President from June 1994 to March 1996. He was Chief Operating Officer from June 1994 to December 1994. Mr. Fiedler was Executive Vice President of Goodyear Tire & Rubber Company in charge of the North American Tire division, from 1991 to 1994. He is a director of Navistar, Inc.

     Mr. Adams has been Vice President and Treasurer of the Company since May 1993. He was Assistant Treasurer of the Company from 1991 to 1993 and Assistant Treasurer of BW-Security from 1991 to 1993.

     Mr. Cline has been Vice President and Controller of the Company since May 1993. He was Assistant Controller of BW-Security from 1987 to 1993.

     Mr. Fukayama has been Executive Vice President of the Company since November 1992. He has been President and General Manager of Borg-Warner Automotive Automatic Transmission Systems Corporation since January 1995. He was President and General Manager of Borg-Warner Automotive Transmission & Engine Components Corporation, Automatic Transmission Systems from November 1992 to December 1994. He was President and General Manager of the Friction Products Business Group of Borg-Warner Automotive Transmission & Engine Components Corporation from February 1991 to October 1992 and President and General Manager of Borg & Beck Torque Systems, Inc. from January 1989 to January 1991.

     Mr. Gebelein has been Vice President-Business Development of the Company since January 1995. He was General Manager of Corporate Development of Inland Steel Industries from 1987 to 1994.

     Ms. Horiszny has been Vice President, Secretary and General Counsel of the Company since May 1993. She was Assistant General Counsel of the Company from December 1991 to 1993, and Senior Attorney from 1988 to December 1991.

     Ms. Kinsella has been Vice President-Human Resources of the Company since May 1993. She was Vice President-Human Resources of Borg-Warner Automotive Transmission & Engine Components Corporation, Automatic Transmission Systems from November 1990 to 1993.

     Mr. Kovalik has been Executive Vice President of the Company and President and General Manager of Borg-Warner Automotive Powertrain Systems Corporation since March 1994. He was General Manager-Heavy and Medium Duty Transmissions for Eaton Corporation from April 1992 to February 1994; Marketing Manager-Transmissions from February 1991 to April 1992 and Manager-Manufacturing and Quality from February 1989 to 1991.

     Mr. Ruzic has been Executive Vice President of the Company and President and General Manager of Borg-Warner Automotive Morse TEC Corporation since October 1992. He was President and General Manager of Borg-Warner Automotive Transmission & Engine Components Corporation, Morse Chain Systems from December 1989 to 1992.

     Mr. Schroeder has been Vice President of the Company since April 1995 and President and General Manager of the Company's Control Systems Group since December 1993. Mr. Schroeder was Vice President and Director of Business Development for ITT Cannon ("Cannon") from February 1993 to November 1993, and General Manager for Cannon's Components Group in North America and Asia from 1991 to February 1993.

ITEM 2. PROPERTIES

     The Company operates 13 manufacturing facilities in the United States, two facilities in Germany and one facility in each of Canada, France, Italy, Japan, Korea and Wales. The Company also has numerous sales offices, warehouses and technical centers. The Company's executive offices, which are leased, are located in Chicago, Illinois. In general, the Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs. In 1995, the Company purchased a 211,000 sq. ft. facility in Seneca, South Carolina, to establish the production facility for manufacture of the Mercedes-Benz transfer case.

     The following is additional information concerning the major manufacturing plants operated by the Company and its consolidated subsidiaries. Unless otherwise noted, these plants are owned by the Company.

                                                                               1995
                                                                            PERCENT OF
                                                                             CAPACITY
                                      LOCATIONS                            UTILIZATION*
             ------------------------------------------------------------  ------------
  U.S.:      Blytheville, Arkansas (leased); Bellwood, Dixon and
             Frankfort, Illinois; Muncie, Indiana; Sterling Heights,
             Coldwater, Livonia and Romulus, Michigan; Ithaca, New York
             (2 plants); Gallipolis, Ohio; Cary, North Carolina..........      114%
  Non-U.S.:  Canada, France, Germany (2 plants), Italy (leased), Japan,
             Korea, and Wales............................................       83%

- ---------------

* The figure shown in each case is a weighted average of the percentage utilization of each major plant within the category, with an individual plant weighted in proportion to the number of employees employed when such plant runs at 100% capacity. Capacity utilization at the 100% level is defined as operating five days per week, with two eight-hour shifts per day and normal vacation schedules.

ITEM 3. LEGAL PROCEEDINGS

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

     Centaur Insurance Company ("Centaur"), Old Borg-Warner's discontinued property and casualty insurance subsidiary and currently a wholly owned subsidiary of BW-Security, ceased writing insurance in 1984 and has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise liabilities at an aggregate level that is not in excess of Centaur's assets. In rehabilitation, Centaur's assets are currently being used to satisfy claim liabilities under direct insurance policies written by Centaur. Any remaining assets will be applied to Centaur's obligations to other insurance companies under reinsurance contracts. The foregoing has resulted in several lawsuits seeking substantial dollar amounts being filed against BW-Security, and in some cases the Company, for recovery of alleged damages from the failure of Centaur to satisfy its reinsurance obligations. All of these lawsuits, except one to which the Company is not currently a party, have been settled. The defense of this litigation is being managed by BW-Security and the Company is indemnified by BW-Security for any losses or expenses arising out of the litigation.

     It is the opinion of the Company that the various asserted claims and litigation in which the Company is currently involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such claim or litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders of the Company during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock is listed for trading on the New York Stock Exchange. As of March 15, 1996, there were approximately 169 holders of record of Common Stock.

     Eight times during the last two fiscal years, the Company has paid cash dividends on its Common Stock and Non-Voting Common Stock. A quarterly dividend of $.125 per share was paid on February 15, 1994. A quarterly dividend of $.15 per share was paid on May 16, August 15 and November 15, 1994, and February 15, May 15, August 15 and November 15, 1995. While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.

     High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 1994 and 1995 were:

                              QUARTER ENDED                 HIGH         LOW
                              -------------                -------     -------
    March 31, 1994.......................................  $34.000     $26.375
    June 30, 1994........................................  $31.625     $22.625
    September 30, 1994...................................  $29.125     $22.625
    December 31, 1994....................................  $25.500     $21.625
    March 31, 1995.......................................  $26.125     $22.375
    June 30, 1995........................................  $29.375     $23.500
    September 30, 1995...................................  $33.875     $28.500
    December 31, 1995....................................  $32.250     $27.625

ITEM 6. SELECTED FINANCIAL DATA

     The Selected Financial Data for the five years ended December 31, 1995, with respect to the following line items set forth on page 31 of the Company's Annual Report is incorporated herein by reference and made a part of this report: Net sales; earnings (loss) before cumulative effect of accounting change; earnings (loss) per share before cumulative effect of accounting change; total assets; total debt; and cash dividend declared per share. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 13 through 17 in the Company's Annual Report are incorporated herein by reference and made a part of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements (including the notes thereto) of the Company and the Independent Auditors' Report as set forth on pages 18 through 31 in the Company's Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1995 and 1994 is set forth in Note 11 of the Notes to Consolidated Financial Statements on page 29 of the Company's Annual Report. For a list of financial statements filed as part of this report, see Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" beginning on page 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors and nominees for election as directors of the Company under the caption "Election of Directors" on pages 1 through 3 of the Company's Proxy Statement and information under the caption "Section 16(a) Compliance" on page 6 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report. Information with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to compensation of executive officers and directors of the Company under the captions "Compensation of Directors" on pages 4 and 5 of the Company's Proxy Statement and "Executive Compensation," "Stock Options," "Long-Term Incentive Plans," "Employment Agreements" and "Compensation Committee Interlocks and Insider Participation" on pages 7 through 10 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership by persons known to the Company to beneficially own more than five percent of the Company's Common Stock, by directors and nominees for directors of the Company and by all directors and executive officers of the Company as a group under the caption "Stock Ownership" on pages 5 and 6 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions under the captions "Compensation Committee Interlocks and Insider Participation" on page 10 of the Company's Proxy Statement and "Certain Relationships and Related Transactions" on pages 15 through 16 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. The following consolidated financial statements of the Company on pages 18 through 31 of the Company's Annual Report are incorporated herein by reference:

           Independent Auditors' Report

           Consolidated Statements of Operations -- years ended December 31, 1995, 1994 and 1993

           Consolidated Balance Sheets -- December 31, 1995 and 1994

           Consolidated Statements of Cash Flows -- years ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Stockholders' Equity -- years ended December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements

          2. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on page A-1.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1995.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BORG-WARNER AUTOMOTIVE, INC.

                                          By:       /s/  JOHN F. FIEDLER
                                             ----------------------------------
                                                        John F. Fiedler
                                            Chairman and Chief Executive Officer

Date: March 22, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THIS 22ND DAY OF MARCH, 1996.

                   SIGNATURE                                        TITLE
                   ---------                                        -----
             /s/  JOHN F. FIEDLER                Chairman of the Board of Directors and Chief
- -----------------------------------------------  Executive Officer (Principal Executive
                John F. Fiedler                  Officer)

              /s/  ROBIN J. ADAMS                Vice President and Treasurer (Principal
- -----------------------------------------------  Financial Officer)
                Robin J. Adams

             /s/  WILLIAM C. CLINE               Vice President and Controller (Principal
- -----------------------------------------------  Accounting Officer)
               William C. Cline

            /s/  MATTHIAS B. BOWMAN              Director
- -----------------------------------------------
              Matthias B. Bowman

        /s/  ALBERT J. FITZGIBBONS, III          Director
- -----------------------------------------------
          Albert J. Fitzgibbons, III
             (by John F. Fiedler)

              /s/  PAUL E. GLASKE                Director
- -----------------------------------------------
                Paul E. Glaske
             (by John F. Fiedler)

               /s/  IVAN W. GORR                 Director
- -----------------------------------------------
                 Ivan W. Gorr
             (by John F. Fiedler)

             /s/  JAMES J. KERLEY                Director
- -----------------------------------------------
                James J. Kerley
             (by John F. Fiedler)

             /s/  ALEXIS P. MICHAS               Director
- -----------------------------------------------
               Alexis P. Michas
             (by John F. Fiedler)

            /s/  DONALD C. TRAUSCHT              Director
- -----------------------------------------------
              Donald C. Trauscht
             (by John F. Fiedler)

                                 EXHIBIT INDEX

                                                                                     SEQUENTIAL
EXHIBIT                                                                                 PAGE
 NUMBER                             DOCUMENT DESCRIPTION                               NUMBER
- --------                            --------------------                             -----------
  *3.1     Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1993).

  *3.2 By-laws of the Company (incorporated by reference to Exhibit No. 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1993).

 *10.1     Credit Agreement dated as of December 7, 1994 among Borg-Warner
           Automotive, Inc., as Borrower, the Lenders listed therein, as Lenders, Chemical Bank and the Bank of Nova Scotia, as Co-Arrangers, Chemical
           Bank, as Administrative Agent and The Bank of Nova Scotia as
           Documentation Agent (incorporated by reference to Exhibit No. 10.1 to the Company's Annual Report on Form 10-K for the year ended December
           31, 1994).

  10.2     First Amendment of Credit Agreement dated as of December 15, 1995.

 *10.3     Distribution and Indemnity Agreement dated January 27, 1993 between
           Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation
           (incorporated by reference to Exhibit No. 10.2 to Registration
           Statement No. 33-64934).

 *10.4     Tax Sharing Agreement dated January 27, 1993 between Borg-Warner
           Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 33-64934).

 *10.5 Registration Rights Agreement dated January 27, 1993 (incorporated by reference to Exhibit No. 10.5 to Registration Statement No. 33-64934).

+*10.6     Borg-Warner Automotive, Inc. Management Stock Option Plan, as amended
           (incorporated by reference to Exhibit No. 10.6 to Registration
           Statement No. 33-64934).

 +10.7 Borg-Warner Automotive, Inc. 1993 Stock Incentive Plan as amended effective November 8, 1995.

 *10.8     Receivables Transfer Agreement dated as of January 28, 1994 among BWA
           Receivables Corporation, ABN AMRO Bank N.V. as Agent and the Program
           LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.12 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1993).

 *10.9     First Amendment of Receivables Transfer Agreement dated as of December
           21, 1994 (incorporated by reference to Exhibit No. 10.11 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           1994).

 *10.10    Second Amendment of Receivables Transfer Agreement dated as of January
           1, 1995 (incorporated by reference to Exhibit No. 10.1 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

  10.11    Third Amendment of Receivables Transfer Agreement dated as of October
           23, 1995.

                                                                                     SEQUENTIAL
EXHIBIT                                                                                 PAGE
 NUMBER                             DOCUMENT DESCRIPTION                               NUMBER
- --------                            --------------------                             -----------
 *10.12    Service Agreement, dated as of December 31, 1992, by and between Borg-
           Warner Security Corporation and Borg-Warner Automotive, Inc.
           (incorporated by reference to Exhibit No. 10.10 to Registration
           Statement No. 33-64934).

 *10.13 Government Relations Service Agreement, dated as of September 1, 1993, by and between Borg-Warner Security Corporation and Borg-Warner
           Automotive, Inc. (incorporated by reference to Exhibit No. 10.14 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           1993).

+*10.14    Borg-Warner Automotive, Inc. Transitional Income Guidelines for
           Executive Officers amended as of May 1, 1989 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

+*10.15 Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1993).

+*10.16    Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated
           January 1, 1994 (incorporated by reference to Exhibit No. 10.18 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           1993).

+*10.17 Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (incorporated by reference to Exhibit No. 10.20 of the Company's Annual Report on Form 10-K for the year ended December
           31, 1993).

 +10.18    Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27,
           1993 as further amended and restated effective as of April 1, 1994.

+*10.19    Borg-Warner Automotive, Inc. Deferred Compensation Plan dated January
           1, 1994 (incorporated by reference to Exhibit No. 10.24 of the
           Company's Annual Report on Form 10-K for the year ended December 31,
           1993).

+*10.20 Form of Employment Agreement for John F. Fiedler (incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1994).

+*10.21    Form of Change of Control Employment Agreement for Executive Officers
           (incorporated by reference to Exhibit No. 10.0 to the Company's
           Quarterly Report on Form 10-Q for the Quarter ended September 30,
           1995).

 *10.22 Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1994).

 +10.23    Borg-Warner Automotive, Inc. Executive Stock Performance Plan.

  11.      Computation of earnings per share.

  13. Annual Report to Stockholders for the year ended December 31, 1995 with manually signed Independent Auditors' Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).

  21.      Subsidiaries of the Company.

  23.      Independent Auditors' Consent.

                                                                                     SEQUENTIAL
EXHIBIT                                                                                 PAGE
 NUMBER                             DOCUMENT DESCRIPTION                               NUMBER
- --------                            --------------------                             -----------
  24.      Power of Attorney.
  99.1     Cautionary Statements.

- ---------------

*Incorporated by reference.

+Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).