Form 10-K/A
period 1995-12-31
BORG WARNER AUTOMOTIVE INC
filed 1996-06-28
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549
                      ----------------------
                           FORM 10-K/A
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995  Commission file number: 1-12162
                      ---------------------
                   Borg-Warner Automotive, Inc.
      (Exact name of registrant as specified in its charter)
     Delaware                                13-3404508
    (State of Incorporation)                 (IRS Employer Identification No.)

                    200 South Michigan Avenue
                    Chicago, Illinois   60604
                          (312) 322-8500
  (Address and telephone number of principal executive offices)
                   ----------------------------
   Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
Common Stock, par value $.01 per share New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                  -----------------------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for much shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.      Yes /X/   NO---

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

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.
          DOCUMENT       PART OF FORM 10-K INTO WHICH INCORPORATED

Borg-Warner Automotive, Inc. 1995
Annual Report to Stockholders                         Parts II and IV

Borg-Warner Automotive, Inc. Proxy Statement for the 1996
Annual Meeting of Stockholders                              Part III

                             PART II

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements (including the notes thereto) of the Company and the Independent Auditors' Report as set forth on pages 18 through 31 in the Company's Annual Report are incorporated herein by reference and made a part of this report.Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1995 and 1994 is set forth in Note 11 of the Notes to Consolidated Financial
Statements on page 29 of the Company's Annual Report. For a list of financial statements filed as part of this report, see Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" on page 13.

                        [KPMG PEAT MARWICK LETTERHEAD]


                         Independent Auditors' Report



The Board of Directors and Stockholders
NSK-Warner Kabushiki Kaisha:



We have audited the accompanying balance sheets of NSK-Warner Kabushiki Kaisha as of March 31, 1996 and 1995 and the related statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NSK-Warner Kabushiki Kaisha as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1996 in conformity with United States generally accepted accounting principles.

As discussed in notes 1(e) and 5, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of April 1, 1994.

The accompanying financial statements have been translated into United States dollars solely for the convenience of the reader. We have recomputed the translation and, in our opinion, the financial statements expressed in yen have been translated into United States dollars on the basis set forth in note 1(m) of the notes to financial statements.


                              KPMG Peat Marwick

Tokyo, Japan
April 26, 1996

                          NSK-WARNER KABUSHIKI KAISHA
                                Balance Sheets
                            MARCH 31, 1996 and 1995

                                                           Japanese Yen             U.S. Dollars
                                                           (Thousands)         (Thousands)(Note 1(m))
                                                           -----------         ----------------------
                Assets                                    1996          1995           1996
                ------                                    ----          ----           ----
Current assets:
  Cash and cash equivalents (note 12)              Yen    965,613     1,114,496       $  9,110
  Short-term investments (notes 3 and 12)               5,933,083     4,744,138         55,972
  Receivables (notes 10 and 12):
    Trade notes                                                 -         8,248              -
    Trade accounts                                      8,340,307     7,535,298         78,682
    Other                                                  15,029        32,598            142
                                                      -----------    ----------       --------
      Total receivables                                 8,355,336     7,576,144         78,824
                                                      -----------    ----------       --------

  Inventories (note 4)                                  1,153,064     1,172,561         10,878

  Prepaid expenses and other current
    assets (note 7)                                       316,596       376,374          2,987
                                                      -----------    ----------       --------

      Total current assets                             16,723,692    14,983,713        157,771
                                                      -----------    ----------       --------

Marketable investment securities (notes 5 and 12)         974,223       777,643          9,191
Investment in affiliated company                          140,162        34,284          1,322

Property, plant and equipment, at cost
  (notes 2 and 6):
    Land                                                1,502,803     1,502,803         14,177
    Buildings                                          11,398,395    11,377,193        107,532
    Machinery and equipment                            15,751,813    14,911,063        148,602
    Vehicles                                               91,046        89,970            859
    Tools, furniture and fixtures                       3,697,670     3,762,259         34,884
    Construction in progress                                    -         6,140              -
                                                      -----------    ----------       --------
                                                       32,441,727    31,649,428        306,054
    Less accumulated depreciation                      17,658,821    16,067,550        166,593
                                                      -----------    ----------       --------

      Net property, plant and equipment                14,782,906    15,581,878        139,461
                                                      -----------    ----------       --------

Other assets:
    Goodwill, less accumulated amortization                     -        27,000              -
    Patent, less accumulated amortization                  21,875        28,125            206
    Other                                                 317,285       244,530          2,994
                                                      -----------    ----------       --------

      Total other assets                                  339,160       299,655          3,200
                                                      -----------    ----------       --------

                                                   Yen 32,960,143    31,677,173       $310,945
                                                      ===========    ==========       ========






                                                           Japanese Yen               U.S. Dollars
                                                           (Thousands)             (Thousands)(Note 1(m))
                                                           -----------             ----------------------
     Liabilities And Stockholders' Equity               1996            1995                1996
     ------------------------------------               ----            ----                ----

Current liabilities:
  Short-term bank loans (notes 6 and 12)           Yen    910,000     1,910,000           $  8,585
  Current installments of long-term debt
    (notes 2, 6 and 12)                                 1,523,298       334,740             14,371
  Trade payables (notes 10 and 12):
    Notes                                               2,372,279     1,914,563             22,380
    Accounts                                            2,975,462     2,819,035             28,070
                                                      -----------    ----------           --------
      Total trade payables                              5,347,741     4,733,598             50,450

  Other payables (notes 10 and 12):
    Notes                                                 392,719       389,646              3,705
    Accounts                                              184,378       167,860              1,739
                                                      -----------    ----------           --------
      Total other payables                                577,097       557,506              5,444
                                                      -----------    ----------           --------

  Income taxes payable (note 7)                         1,711,259     2,300,667             16,144
  Accrued expenses (notes 10 and 12)                    1,493,689     1,234,902             14,091
  Other current liabilities                                35,787        18,244                338
                                                      -----------    ----------           --------
      Total current liabilities                        11,598,871    11,089,657            109,423
                                                      -----------    ----------           --------

Noncurrent liabilities:
  Long-term debt, excluding current
    installments (notes 2, 6 and 12)                            -     1,519,584                  -
  Accrued pension and severance cost
    (note 8)                                              443,712       339,163              4,186
  Deferred income taxes (note 7)                          742,617       644,834              7,006
                                                      -----------    ----------           --------
      Total noncurrent liabilities                      1,186,329     2,503,581             11,192
                                                      -----------    ----------           --------

      Total liabilities                                12,785,200    13,593,238            120,615
                                                      -----------    ----------           --------

Stockholders' equity:
  Common stock of Y10,000 par value (Note 10)
    Authorized 220,000 shares; issued
    55,000 shares                                         550,000       550,000              5,189
  Legal reserve (note 9)                                  137,500       137,500              1,297
  Retained earnings                                    19,300,304    17,311,984            182,078
  Net unrealized gain on debt
    and marketable equity securities (note 5)             199,029       103,495              1,878
  Minimum pension liability adjustment                    (11,890)      (19,044)              (112)
                                                      -----------    ----------           --------
      Total stockholders' equity                       20,174,943    18,083,935            190,330
                                                      -----------    ----------           --------

Commitments and contingent liability (note 11)     Yen 32,960,143    31,677,173           $310,945
                                                      ===========    ==========           ========


See accompanying notes to financial statements.

                         NSK-WARNER KABUSHIKI KAISHA

                            Statements of Earnings

                  Years ended March 31, 1996, 1995 and 1994

                                                                                 U.S. dollars
                                                      Japanese Yen               (thousands)
                                                       (thousands)               (note 1(m))
                                             1996         1995        1994         1996
                                             ----         ----        ----         ----
Sales (note 10)                        Yen 31,957,956  32,445,381  30,314,742    $301,490
Cost of sales (note 10)                    23,193,526  22,957,205  22,669,176     218,807
                                           ----------  ----------  ----------    --------
        Gross profit                        8,764,430   9,488,176   7,645,566      82,683

Selling, general and administrative
 expenses (note 10)                         2,577,761   2,416,565   2,264,135      24,318
                                           ----------  ----------  ----------    --------
        Operating income                    6,186,669   7,071,611   5,381,431      58,365
                                           ----------  ----------  ----------    --------

Other income:
   Interest income                             54,873      93,898      72,053         518
   Exchange gain, net                               -       9,940       9,474           -
   Equity in income of affiliate              105,879      34,284           -         999
   Other                                      125,933      60,093      92,114       1,186
                                           ----------  ----------  ----------    --------
                                              286,685     198,215     173,641       2,703
                                           ----------  ----------  ----------    --------

Other deductions:
   Interest expense                           123,203     190,255     294,693       1,162
   Loss on retirement of property,
     plant and equipment, net                  87,389      79,934     140,896         824
   Exchange loss, net                           7,242           -           -          68
   Other                                        6,882      12,276      86,304          65
                                           ----------  ----------  ----------    --------
                                              224,716     282,465     521,893       2,119
                                           ----------  ----------  ----------    --------
        Earnings before income taxes        6,248,638   6,987,361   5,033,179      58,949
                                           ----------  ----------  ----------    --------

Income taxes (note 7):
  Current                                   3,117,500   3,470,000   2,361,900      29,410
  Deferred                                     42,818      57,384     152,313         404
                                           ----------  ----------  ----------    --------
                                            3,160,318   3,527,384   2,514,213      29,814
                                           ----------  ----------  ----------    --------
        Net earnings                   Yen  3,088,320   3,459,977   2,518,966    $ 29,135
                                           ==========  ==========  ==========    ========


See accompanying notes to financial statements.

                          NSK-WARNER KABUSHIKI KAISHA

                       Statements of Stockholders' Equity

                   Years ended March 31, 1996, 1995 and 1994

                                                                                                     U.S.
dollars
                                                                     Japanese Yen
(thousands)
                                                                     (thousands)                      (note
1(m))
                                                     ------------------------------------------
- ------------
                                                         1996            1995           1994             1996
                                                     -----------     -----------     ----------
- ------------
Common stock:
   Balance at beginning of year                Yen       550,000        550,000         550,000       $
5,189
                                                      ----------     ----------      ----------
- ---------
   Balance at end of year                                550,000        550,000         550,000
5,189
                                                      ----------     ----------      ----------
- ---------
Legal reserve: (note 9)
   Balance at beginning of year                          137,500        137,500         137,500
1,297
                                                      ----------     ----------      ----------
- ---------
   Balance at end of year                                137,500        137,500         137,500
1,297
                                                      ----------     ----------      ----------
- ---------
Retained earnings:
   Balance at beginning of year                       17,311,984     14,704,507      12,735,541
163,321
   Net earnings                                        3,088,320      3,459,977       2,518,966
29,135
   Cash dividends                                     (1,100,000)      (852,500)       (550,000)
(10,377)
                                                      ----------     ----------      ----------
- ---------
   Balance at end of year                             19,300,304     17,311,984      14,704,507
182,078
                                                      ----------     ----------      ----------
- ---------
Net unrealized gain on debt and
  marketable equity securities (note 5)
   Balance at beginning of year                          103,495              -               -
976
   Implementation of change in
     accounting for debt and marketable
     equity securities, net of tax                             -        154,662               -
- -
   Change in unrealized gain, net of tax                  95,534        (51,167)              -
902
                                                      ----------     ----------      ----------
- ---------
   Balance at end of year                                199,029        103,495               -
1,878
                                                      ----------     ----------      ----------
- ---------
Minimum pension liability adjustment                     (11,890)       (19,044)              -
(112)
                                                      ----------     ----------      ----------
- ---------
Total stockholders' equity                     Yen    20,174,943     18,083,935      15,392,007       $
190,330
                                                      ==========     ==========      ==========
=========



See accompanying notes to financial statements.

                         NSK-WARNER KABUSHIKI KAISHA

                           Statements of Cash Flows

                  Years ended March 31, 1996, 1995 and 1994


   U.S. dollars
                                                                                     Japanese Yen
   (thousands)
                                                                                     (thousands)
   (note 1(m))

- -----------------------------------------    ------------
                                                                              1996         1995         1994
      1996
                                                                              ----         ----         ----
      ----
Cash flows from operating activities:
   Net earnings                                                        Yen  3,088,320    3,459,977
2,518,966     $
29,135
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                         2,138,726    2,347,074
2,445,905
   20,177
      Loss on retirement of property, plant and equipment, net                 88,035       79,934
140,896          831
      Equity in income of affiliate                                          (105,878)     (34,284)
- -
(999)
      Deferred income taxes                                                    42,818       57,384
152,313
404
      Decrease (increase) in receivables                                     (779,192)  (3,005,229)
74,971
  (7,351)
      Decrease in inventories                                                  19,497      143,049
212,005
184
      Decrease in prepaid expenses and other current assets                     7,863        2,160
14,484           74
      Increase (decrease) in trade payables                                   614,143      575,323
(223,454)
    5,793
      Increase (decrease) in other payables                                    19,591     (261,641)
204,537
     185
      Increase (decrease) in accrued expenses                                 258,787     (254,361)
(160,486)       2,441
      Increase (decrease) in income taxes                                    (589,408)     885,156
(284,933)
   (5,560)
      Increase (decrease) in other current liabilities                         17,543        2,355
(1,833)
   166
      Other, net                                                               61,839      (34,466)
(148,403)         583
                                                                           ----------   ----------
- ----------    ---------
         Total adjustments                                                  1,794,364      502,454
2,426,002
16,928
                                                                           ----------   ----------
- ----------    ---------
         Net cash provided by operating activities                          4,882,684    3,962,431
4,944,968       46,063
                                                                           ----------   ----------
- ----------    ---------

Cash flows from investing activities:

   Increase in short-term investments                                      (1,188,945)  (1,973,793)
(1,390,450)     (11,216)
   Proceeds from sale of property, plant and equipment                          1,232        2,887
720           12
   Payments for purchase of property, plant and equipment                  (1,386,084)  (1,372,298)
(1,917,087)     (13,076)
   Increase in all other investments                                          (21,623)     (16,295)
(16,557)
(204)
   Other, net                                                                  (1,407)          --
- --          (14)
                                                                           ----------   ----------
- ----------    ---------
        Net cash used in investing activities                              (2,596,827)  (3,359,499)
(3,323,374)     (24,498)
                                                                           ----------   ----------
- ----------    ---------

Cash flows from financing activities:
   Increase (decrease) in short-term bank loans                            (1,000,000)     900,000
(968,000)      (9,434)
   Decrease in long-term debt                                                (334,740)    (752,970)
(433,999)
(3,158)
   Dividends paid                                                          (1,100,000)    (852,500)
(550,000)
(10,377)
                                                                           ----------   ----------
- ----------    ---------
        Net cash used in financing activities                              (2,434,740)    (705,470)
(1,951,999)
   (22,969)
                                                                           ----------   ----------
- ----------    ---------
Net decrease in cash and cash equivalents                                    (148,883)    (102,538)
(330,405)      (1,404)
                                                                           ----------   ----------
- ----------    ---------
Cash and cash equivalents at beginning of year                              1,114,496    1,217,034
1,547,439       10,514
                                                                           ----------   ----------
- ----------    ---------
Cash and cash equivalents at end of year                              Yen     965,613    1,114,496
1,217,034    $   9,110
                                                                           ==========   ==========
==========
=========

Supplemental information of cash flows:
   Cash paid during the year for:
      Interest                                                        Yen     118,498      195,172
284,863    $
1,118
      Income taxes                                                          3,706,909    2,584,844
2,646,833
34,971
                                                                           ==========   ==========
==========
=========




See accompanying notes to financial statements.

                          NSK-WARNER KABUSHIKI KAISHA

                         Notes to Financial Statements

                         March 31, 1996, 1995 and 1994



(1)  Summary of Significant Accounting Policies

     (a)  Description of Business
          The Company operates a plant in Fukuroi City in Shizuoka Prefecture in Japan engaged in the production of one-way clutch and related parts, and friction plates and related parts. These products relate to the automatic mission system of passenger cars. The Company sells most of its products to Nihon Seiko Kabusiki Kaisha, a 50% stockholder of the Company. The products are eventually sold to the automotive industry.

          The Company's sales for the year ended March 31, 1996 were distributed as follows: one-way clutch and related parts - 58%, friction plates and related parts - 42%.

     (b)  Basis of Presentation of Financial Statements
          The Company maintains its books of account in conformity with financial accounting standards of Japan. However, the accompanying financial statements have been prepared in a manner and reflect those adjustments which management believes are necessary to conform with generally accepted accounting principles in the United States. Such adjustments are summarized in note 13.

     (c)  Cash Equivalents
          For purposes of the Statements of Cash Flows, the Company considers all time deposits with a maturity of three months or less to be cash equivalents.

     (d)  Inventories
          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for parts and raw materials and the average method for work in process and supplies.


                                                                    (Continued)

                         NSK-WARNER KABUSHIKI KAISHA

                        Notes to Financial Statements

                        March 31, 1996, 1995 and 1994


(e)  Marketable Investment Securities
     Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", was issued in May 1993. This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company initially applied this Statement as of April 1, 1994. Under SFAS No. 115, debt securities that are classified as "held to maturity securities" are reported at amortized cost. Debt and equity securities classified as "trading securities" are reported at fair value, with unrealized gains and losses included in earnings. Other debt and equity securities are classified as "available-for-sale securities" and are reported at fair value, with unrealized gains or losses net of deferred taxes reported as a separate component of stockholders' equity. All of the Company's marketable investment securities are classified as "available-for-sale." As a result of adopting SFAS No. 115, the carrying values of investments increased by Yen 315,637 thousand, deferred tax liabilities increased by Yen 160,975 thousand and stockholders' equity increased by Yen 154,662 thousand, all at April 1, 1994. Prior to April 1, 1994, marketable equity securities were carried at lower of cost or market, and other investments were carried at cost.

     A decline in the market value of any available-for-sale securities below cost that is deemed other than temporary results is charged to earnings resulting in the establishment of a new cost basis for the security.

     Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the average method for determining the cost of securities sold.

     Marketable investment securities at March 31, 1994 include equity securities and convertible bonds stated at the lower of cost or market value.

(f)  Investment in Affiliated Company
     Investment in the common stock of an affiliated company is accounted for by the equity method.

(g)  Depreciation
     Depreciation of property, plant and equipment is computed by the declining-balance method over the estimated useful lives of assets.

(h)  Amortization
     Goodwill and patent purchased from Borg-Warner Automotive K.K. are amortized on a straight-line basis over a period of five years and eight years, respectively.

(i)  Research and Development
     Research and development costs are expensed as incurred.


                                                                    (Continued)
                                     A-46

                          NSK-WARNER KABUSHIKI KAISHA

                         Notes to Financial Statements


          Research and development costs charged to earnings for the years ended March 31, 1996, 1995 and 1994 amounted to Yen 1,215,177 thousand ($11,464 thousand), Yen 1,144,668 thousand and Yen 1,093,137 thousand, respectively.

     (j)  Income Taxes
          Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k)  Retirement and Severance Benefits
          The Company accounts for its defined benefit pension plans and retirement plans in accordance with the Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions".

     (l)  Use of Estimates
          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with United States generally accepted accounting principles. Actual results could differ from those estimates.

     (m)  U.S. Dollar Amounts
          The accompanying financial statements are expressed in Japanese yen as of and for the year ended March 31, 1996, the currency of the country in which the Company operates. The translation of Japanese yen amounts into U.S. dollar amounts is included solely for the convenience of readers and has been made at the rate of Yen 106 to US $1, the approximate rate of exchange reported by the Tokyo Foreign Exchange Market on March 31, 1996. Such translation should not be construed as a representation that the amounts shown could be converted into U.S. dollars at the above rate.

(2)  Assets Pledged
     At March 31, 1996, land and buildings amounting to Yen 5,106,333 thousand ($48,173 thousand) at net book value were pledged as security for long-term debt.


                                                                     (Continued)

                          NSK-WARNER KABUSHIKI KAISHA

                         Notes to Financial Statements


(3)  Short-term Investments
     Short-term investments, at cost, which approximates market, at March 31, 1996 and 1995 consisted of the following:

                                                        Japanese yen            U.S. dollars
                                                        (thousands)              (thousands)
                                                --------------------------      ------------
                                                   1996            1995             1996
                                                ----------      ----------      ------------
     Time deposits with a maturity of
       more than three months              Yen    196,500         326,000        $  1,854
     Certificates of deposit purchased
       under resale agreements                  5,701,342       4,382,897          53,786
     Government bonds and other                    35,241          35,241             332
                                                ---------       ---------        --------
                                           Yen  5,933,083       4,744,138        $ 55,972
                                                =========       =========        ========

(4)  Inventories
     Inventories at March 31, 1996 and 1995 are summarized as follows:

                                                        Japanese yen            U.S. dollars
                                                        (thousands)              (thousands)
                                                --------------------------      ------------
                                                   1996            1995             1996
                                                ----------      ----------      ------------
     Work in process                        Yen    934,372         917,016        $  8,815
     Raw materials                                 123,077         131,461           1,161
     Parts                                               -           2,999               -
     Supplies                                       58,143          76,129             549
     Goods in transit                               37,472          44,956             353
                                                 ---------       ---------        --------
                                            Yen  1,153,064       1,172,561        $ 10,878
                                                 =========       =========        ========


                                                                     (Continued)

                          NSK-WARNER KABUSHIKI KAISHA

                         Notes to Financial Statements


(5)  Marketable Investment Securities
     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at March 31, 1996 and 1995, were as follows:

                                              Japanese yen (thousands)
                                    ------------------------------------------
                                               Gross       Gross
                                             Unrealized  Unrealized
                                               Holding    Holding
                                      Cost      Gains      Losses   Fair Value
                                    -------- ----------  ---------- ----------
     At March 31, 1996

     Available-for-sale:
        Debt security         Yen    100,000    37,000           -   137,000
        Equity securities            468,000   369,181           -   837,223
                                     -------   -------    --------   -------
                              Yen    568,042   406,181           -   974,223
                                     =======   =======    ========   =======

                                              U.S. dollars (thousands)
                                    ------------------------------------------
                                               Gross       Gross
                                             Unrealized  Unrealized
                                               Holding    Holding
                                      Cost      Gains      Losses   Fair Value
                                    -------- ----------  ---------- ----------
     At March 31, 1996

     Available-for-sale:
        Debt security                $   943       349           -     1,292
        Equity securities              4,416     3,483           -     7,899
                                     -------   -------    --------   -------
                                     $ 5,359     3,832           -     9,191
                                     =======   =======    ========   =======

                                              Japanese yen (thousands)
                                    ------------------------------------------
                                               Gross       Gross
                                             Unrealized  Unrealized
                                               Holding    Holding
                                      Cost      Gains      Losses   Fair Value
                                    -------- ----------  ---------- ----------
     At March 31, 1995

     Available-for-sale:
        Debt securities        Yen   104,794    21,706           -   126,500
        Equity securities            461,635   198,601      (9,093)  651,143
                                     -------   -------    --------   -------
                               Yen   566,429   220,307      (9,093)  777,643
                                     =======   =======    ========   =======

     The debt security at March 31, 1996 is due in 2001.

     Net realized gains during the years 1996, 1995 and 1994 were insignificant.


                                                                   (Continued)

                          NSK-WARNER KABUSHIKI KAISHA

                         Notes to Financial Statements

(6)  Short-term bank loan and Long-term Debt
     The weighted average interest rates on short-term bank loans outstanding at March 31, 1996 and 1995 were 1.63% and 3.01%, respectively.

     Long-term debt at March 31, 1996 and 1995 is summarized as follows:

                                                                  Japanese yen            U.S. dollars
                                                                  (thousands)              (thousands)
                                                          --------------------------      ------------
                                                             1996            1995             1996
                                                          ----------      ----------      ------------
     Mortgage debentures:
        1st series, due June 1996, interest 5.3%      Yen    700,000         700,000       $  6,604
        2nd series, due July 1996, interest 5.3%             600,000         600,000          5,660
                                                           ---------       ---------       --------
                                                           1,300,000       1,300,000         12,264
        Less unamortized discount on bond                        762           4,476              7
                                                           ---------       ---------       --------
           Net mortgage debentures                         1,299,238       1,295,524         12,257
                                                           ---------       ---------       --------

     Loans from banks and an insurance company,
       secured by mortgage on land and buildings,
       due 1996, interest from 2.1% to 3.6%                  224,060         558,800          2,114
                                                           ---------       ---------       --------
                                                           1,523,298       1,854,324         14,371
        Less current installments                          1,523,298         334,740         14,371
                                                           ---------       ---------       --------
                                                      Yen          -       1,519,584       $      -
                                                           =========       =========       ========

     The long-term debt agreements provide, among other things, that, if requested, the Company submit to the lenders for approval the proposed appropriation of earnings (including dividends) before such appropriation can be submitted to the stockholders.

     The aggregate annual maturities of principal amounts of long-term debt, including unamortized discount on bond, after March 31, 1996 are as follows:

                                                Japanese yen    U.S. dollars
                Year ending March 31            (thousands)     (thousands)
                --------------------            ------------    ------------
                        1997                  Yen  1,524,060      $  14,378
                                                   ---------      ---------
                                              Yen  1,524,060      $  14,378
                                                   =========      =========

     As is customary in Japan, security may have to be given if requested by a lending bank and such bank has the right to offset cash deposited with it against any debt or obligation that becomes due and, in the case of default or certain other specified events, against all debts payable to the bank.

                                                                   (Continued)

                          NSK-WARNER KABUSHIKI KAISHA

                         Notes to Financial Statements


(7)  Income Taxes
     As discussed in note 1(i), effective April 1, 1993, the Company adopted SFAS No. 109. The effect of adopting this new accounting pronouncement was not material.

     The Company is subject to a number of taxes based on income, which in the aggregate result in a normal tax rate of approximately 51%.

     The effective tax rates of the Company for the years ended March 31, 1996, 1995 and 1994 differ from the normal income tax rate for the following reasons:

                                                1996    1995    1994
                                                ----    ----    ----
     Computed normal income tax rate            51.0%   51.0%   51.0%
     Special corporate tax                       -       -       0.8
     Other                                      (0.4)   (0.5)   (1.8)
                                                ----    ----    ----
     Effective income tax rate                  50.6%   50.5%   50.0%
                                                ====    ====    ====

     Net deferred income tax assets and liabilities are reflected on the accompanying balance sheets under the following captions:

                                                             Japanese yen            U.S. dollars
                                                             (thousands)              (thousands)
                                                     --------------------------      ------------
                                                        1996            1995             1996
                                                     ----------      ----------      ------------
     Prepaid expenses and other current assets   Yen   311,456         363,371         $  2,938
     Noncurrent liabilities                           (742,617)       (644,834)          (7,006)
                                                      --------        --------         --------
                                                 Yen  (431,161)       (281,463)        $ (4,068)
                                                      ========        ========         ========

     Increase in net deferred income tax is allocated as follows.

                                                             Japanese yen            U.S. dollars
                                                             (thousands)              (thousands)
                                                     ----------------------------    ------------
                                                       1996      1995      1994           1996
                                                     --------  --------  --------    ------------
     Earnings                                   Yen    42,818    57,384   152,313       $   404

     Stockholders' equity, for net unrealized
        gains on marketable debt and equity
        securities                                     99,433   107,719         -           938

     Stockholders' equity, minimum pension
        liability adjustment                            7,447   (19,822)        -            70
                                                      -------   -------   -------       -------
                                                Yen   149,698   145,281   152,313       $ 1,412
                                                      =======   =======   =======       =======

                                                                   (Continued)

                          NSK-WARNER KABUSHIKI KAISHA

                         Notes to Financial Statements


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 and 1995 are presented below:

                                                             Japanese yen            U.S. dollars
                                                             (thousands)              (thousands)
                                                     --------------------------      ------------
                                                        1996            1995             1996
                                                     ----------      ----------      ------------
     Deferred tax assets:
        Business tax                                   193,200         257,207           1,823
        Employee bonus                                  17,961          21,384             169
        Accrued expense                                152,825         129,150           1,442
        Accrued pension and severance cost              63,233          52,347             597
        Minimum pension liability adjustment            12,375          19,822             116
                                                      --------        --------          ------
        Total deferred tax assets                      439,594         479,910           4,147
                                                      --------        --------          ------

     Deferred tax liabilities:
        Allowance for doubtful receivables              52,530          44,370             496
        Capital gain deferred in connection with the
           acquisition of new property (see note 10)   478,810         504,368           4,517
        Goodwill                                             -          13,770               -
        Special depreciation                            56,143          69,024             530
        Loss for investment                              4,637           4,637              44
        Equity pick-up                                  71,483          17,485             674
        Investment in securities                       207,152         107,719           1,954
                                                      --------        --------          ------
        Total deferred tax liabilities                 870,755         761,373           8,215
                                                      --------        --------          ------
        Net deferred tax liabilities                  (431,161)       (281,463)         (4,068)
                                                      ========        ========          ======

     There was no valuation allowance on deferred tax assets at March 31, 1996 and 1995. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at March 31, 1996.

     The Company's corporate tax returns through March 31, 1995 have been examined by the Japanese tax authorities.

                                                                   (Continued)

                         NSK-WARNER KABUSHIKI KAISHA

                        Notes to Financial Statements


(8)  Retirement and Severance Benefits
     Employees of the Company are covered by the following defined pension and severance benefit plans.

     The Company has an unfunded lump-sum payment retirement plan covering substantially all employees. Under the plan, employees are entitled to lump-sum payments based on current rate of pay, length of service and certain other factors upon retirement or termination of employment for reasons other than dismissal for cause. Directors and statutory auditors are covered by a separate plan. It was not the policy of the Company to fund the retirement and severance benefits described above.

     The Company also has a funded pension plan covering substantially all employees who meet age and service plan requirements. Net periodic pension cost of the plans was calculated using the unit credit actuarial cost method.

     The funded status of the plans as of March 31, 1996 and 1995 is a follows:


                                                                 Japanese yen           U.S. dollars
                                                                  (thousands)           (thousands)
                                                                 ------------           -----------
                                                              1996           1995           1996
                                                              ----           ----           ----
     Actuarial present value of benefit obligations:
     Vested benefits                                     Yen    940,804        704,719      $   8,876
     Nonvested benefits                                           1,405          7,869             13
                                                              ---------        -------      ---------
        Accumulated benefit obligation                          942,209        712,588          8,889
                                                              =========        =======      =========
        Projected benefit obligation                          1,308,763        913,636         12,347
     Plan assets at fair value                                  498,497        373,425          4,703
                                                              ---------        -------      ---------
     Projected benefit obligation in excess of plan
       assets                                                   810,266        540,211          7,644
     Unrecognized net loss                                     (390,819)      (239,914)        (3,687)
     Unrecognized net obligation from initial
       application of SFAS No. 87                               (11,464)       (12,738)          (108)
     Unrecognized prior service cost                            (97,069)       (38,690)          (916)
     Adjustment required to recognize minimum
       liability                                                132,798         90,294          1,253
                                                              ---------        -------      ---------
     Accrued pension and severance cost                  Yen    443,712        339,163      $   4,186
                                                              =========        =======      =========

                                                                     (Continued)
                                     A-53

                         NSK-WARNER KABUSHIKI KAISHA

                        Notes to Financial Statements


     For the above plans, the components of pension costs and significant actuarial assumptions for the years ended March 31, 1996, 1995 and 1994 are as follows:


                                                        Japanese yen           U.S. dollars
                                                         (thousands)           (thousands)
                                                         -----------           -----------
                                                1996        1995        1994       1996
                                                ----        ----        ----       ----
     Components of pension costs:
        Service cost for benefits earned
          during the year                   Yen 111,907     81,998     75,140   $   1,056
        Interest cost on projected benefit
          obligation                             50,529     42,573     39,106         477
        Actual return on plan assets            (38,775)     5,708     (8,804)       (366)
        Net amortization and deferral            45,312    (14,611)     3,697         427
                                               --------   --------    -------   ---------
                                            Yen 168,973    115,668    109,139   $   1,594
                                               ========   ========    =======   =========
     Significant actuarial assumptions:
        Discount rate                             4.5%       5.5%       5.5%
        Rate of salary increase                   4.08%      4.08%      4.08%
        Expected long-term rate of return
          on plan assets                          4.5%       6.0%       6.0%

(9)  Legal Reserve and Cash Dividends
     The Japanese Commercial Code provides that at least ten percent of any cash payments out of retained earnings be appropriated as a legal reserve until such reserve equals 25% of stated capital. This reserve is not
     available   for dividends, but may be used to reduce a deficit or be
     transferred to stated capital. Presently, the legal reserve is equal to the maximum requirement of 25% of stated capital.

     Cash dividends charged to retained earnings during the three years ended March 31, 1996, 1995 and 1994 represent dividends paid out during those years. The accompanying financial statements do not include any provision for a dividend to be proposed by the Board of Directors of Yen 20,000 ($189) per share aggregating Yen 1,100,000 thousand ($10,377 thousand) and reversal of reserve for replacement of property amounting to Yen 50,112 thousand ($473 thousand)(see note 10) in respect of the year ended March 31, 1996.

(10) Balances and Transactions with Affiliated Companies
     The Company is a joint-venture corporation and its capital stock is held in equal amounts by NSK Ltd. and Borg-Warner Automotive NW Corporation, a wholly-owned subsidiary of Borg-Warner Automotive, Inc.


                                     A-54                            (Continued)

                         NSK-WARNER KABUSHIKI KAISHA

                        Notes to Financial Statements


Balances with the affiliated companies at March 31, 1996 and 1995 were as follows:


                                             Japanese yen                    U.S. dollars
                                              (thousands)                     (thousands)
                                               ---------                       ---------
                                                    Borg-Warner                     Borg-Warner
                                        NSK Ltd.  Automotive, Inc.      NSK Ltd.  Automotive, Inc.
                                        --------  ----------------      --------  ----------------
At March 31, 1996:
    Trade accounts receivable       Yen 8,297,075     29,806           $ 78,274         281
                                        ---------     ------           --------         ---
    Trade accounts payable                884,609          -              8,345           -
    Other notes payable                    93,699          -                884           -
    Accrued expenses                      238,163          -              2,247           -
                                        ---------     ------           --------         ---
       Net receivable               Yen 1,216,471          -           $ 11,476           -
                                        =========     ======           ========         ===
At March 31, 1995:
    Trade accounts receivable       Yen 7,475,841     32,185
    Other receivables                       3,815     13,618
                                        ---------     ------
                                        7,479,656     45,803

    Trade accounts payable                893,185          -
    Other notes payable                   158,675          -
    Accrued expenses                       35,226          -
                                        ---------     ------
       Net receivable               Yen 6,392,570     45,803
                                        =========     ======








                                     A-55                          (Continued)

                          NSK-WARNER KABUSHIKI KAISHA

                         Notes to Financial Statements

During the years ended March 31, 1996, 1995 and 1994, significant transactions with the affiliated companies were as follows:



                                                Japanese yen                            U.S. dollars
                                                 (thousands)                             (thousands)
                                                ------------                            ------------
                                                          Borg-Warner                             Borg-Warner
                                        NSK Ltd.        Automotive, Inc.        NSK Ltd.        Automotive,
Inc.
                                        --------        ----------------        --------
- ----------------
1996:
        Sales                        Yen   31,159,709      69,000                  $293,960        651
        Cost of sales:
                Purchases                   6,604,190      14,337                    62,304        135
                Pension cost                    4,440          --                        42         --
        Selling, general and
          administrative expenses:
                Rent                            1,637          --                        15         --
                Pension cost                    1,480          --                        14         --
        Purchases of property,
          plant and equipment                 490,202          --                     4,625         --
        Sales of property,
          plant and equipment                      --          --                        --         --
1995:
        Sales                        Yen   32,165,079      95,865
        Cost of sales:
                Purchases                   6,424,264       2,109
                Pension cost                    5,834          --
        Selling, general and
          administrative expenses:
                Rent                            2,632          --
                Pension cost                    1,743          --
        Purchases of property,
          plant and equipment                 273,919          --
        Sales of property, plant
          and equipment                           967          --
1994:
        Sales                        Yen   30,119,198     102,499
        Cost of sales:
                Purchases                   6,052,878       1,765
                Pension cost                    4,068          --
        Selling, general and
          administrative expenses:
                Rent                            4,886          --
                Pension cost                    1,147          --
        Purchases of property,
          plant and equipment                 232,471          --
        Sales of property, plant
          and equipment                           320          --

                                     A-56                       (Continued)

                          NSK-WARNER KABUSHIKI KAISHA

                         Notes to Financial Statements

        On June 30, 1988, the Company sold land and a part of factory buildings of the Fujisawa plant to NSK Ltd. in connection with the relocation of its manufacturing facilities to the new factory in Shizuoka
        Prefecture. The capital gain resulting therefrom was recognized as income for the year ended March 31, 1989. However, as permitted under the Special Taxation Measures Law, capital gain has been deferred for tax purposes as reserve for replacement of property as an appropriation of retained earnings. The related deferred income tax liability at March 31, 1996 and 1995 in the amount of Yen 478,810 thousand
        ($4,517 thousand) and Yen 504,368 thousand, respectively, has been provided in the accompanying balance sheets (see notes 6, 7 and 9).

(11)    Commitments and Contingent Liability
        At March 31, 1996, the Company had commitments for the purchase of property, plant and equipment of approximately Yen 37,038 thousand ($349 thousand).

        The Company utilizes certain facilities, including warehouses and employee dormitories, under cancellable lease agreements with third parties. Rent expense for the years ended March 31, 1996, 1995 and 1994 under the foregoing lease agreements amounted to Yen 215,395 thousand ($2,032 thousand), Yen 213,714 thousand and Yen 209,597 thousand, respectively.

        The Company had no noncancellable lease commitments at March 31, 1996.

(12)    Disclosure About the Fair Value of Financial Instruments
        Cash and cash equivalents, Short-term investments, Receivables, Trade and other payables and Accrued expenses:
                The carrying amounts approximate fair value because of the short maturity of these instruments.

        Marketable investments securities:
                The fair values of the Company's investments in securities are based on market related prices (see note 5).

        Short-term bank loans and current installment of long-term debt:
                The carrying amount of the Company's borrowings under its short-term revolving credit agreements and current installment of long-term debt approximate their fair value because of the short maturity of these instruments.

                                                                   (Continued)

                          NSK-WARNER KABUSHIKI KAISHA

                         Notes to Financial Statements


Long-term debt:

     The fair values of each of the Company's long-term debt instruments are based on the present value of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity.

     The estimated fair value of the Company's long-term debt at March 31, 1996 and 1995 are as follows:


                                       Japanese yen            U.S. dollars
                                        (thousands)             (thousands)
                                       ------------            ------------

                                    1996        1995               1996
                                    ----        ----               ----

Carrying amount (see note 6)      Yen --      1,858,800          $    --

Estimated fair value              Yen --      1,869,960          $    --


All long-term debt at March 31, 1996 were reported as current installments of long-term debt in the balance sheet due to their maturity dates.






                                     A-58                          (Continued)

                          NSK-WARNER KABUSHIKI KAISHA

                         Notes to Financial Statements


(13) Adjustments to Conform with United States Generally Accepted Accounting Principles


                                                                Japanese yen (thousands)
                                                                ------------------------

                                                   1996                           1995
1994
                                                   ----                           ----
- ----

                                            Net         Retained           Net          Retained          Net

Retained
                                          earnings     earnings at       earnings      earnings at
earnings
earnings at
                                          for year     end of year       for year      end of year      for
year      end
of year
                                          --------     -----------       --------      -----------
- --------      -----------


Per legal books                         Yen 3,295,765   18,278,915      3,158,123       16,096,650
2,447,180      13,803,427

Adjustments:
  Bonus to officers                           (14,850)     (14,850)       (13,500)         (13,500)
(12,400)
      (12,400)
  Allowance for doubtful receivables           16,000      103,000         22,000           87,000
9,000          65,000
  Special depreciation                        (25,257)     110,084        (20,185)         135,341
100,302         155,526
  Accrued pension and severance cost           14,521      278,740         87,782          264,219
186,097         176,436
  Goodwill                                    (27,000)           -        (27,000)          27,000
(27,000)
54,000
  Deferred income taxes                       (80,318)     294,816        (87,384)         375,134
(184,213)        462,518
  Marketable investment securities                  -        9,093          9,093            9,093
- -
      -
  Investments in affiliates                   105,879      140,162         34,284           34,284
- -
        -
  Accrued expense                            (196,420)     100,344        296,764          296,764
- -
           -
                                            ---------   ----------      ---------       ----------
- ---------      ----------

                                             (207,445)   1,021,389        301,854        1,215,335
71,786
901,080
                                            ---------   ----------      ---------       ----------
- ---------      ----------

Per accompanying financial statements   Yen 3,088,320   19,300,304
3,459,977
17,311,985      2,518,966      14,704,507
                                            =========   ==========
=========       ==========
=========      ==========





                                          U.S. dollars (thousands)
                                          ------------------------

                                                   1996
                                                   ----

                                            Net         Retained
                                          earnings     earnings at
                                          for year     end of year
                                          --------     -----------

Per legal books                           $ 31,092       172,443

Adjustments:
  Bonus to officers                           (140)         (140)
  Allowance for doubtful receivables           151           972
  Special depreciation                        (238)        1,037
  Accrued pension and severance cost           137         2,630
  Goodwill                                    (255)            -
  Deferred income taxes                       (758)        2,781
  Marketable investment securities               -            86
  Investments in affiliates                    999         1,322
  Accrued expense                           (1,853)          947
                                          --------       -------

                                            (1,957)        9,635
                                          --------       -------

Per accompanying financial statements     $ 29,135       182,078
                                          ========       =======


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    The following consolidated financial statements of the Company on pages 18 through 31
of   the Company's Annual Report are incorporated herein by reference:

          Independent Auditors' Report

          Consolidated Statement of Operations - three years ended December 31, 1995,
1994           and 1993

          Consolidated Balance Sheets - December 31, 1995 and 1994

          Consolidated Statement of Cash Flows - years ended December 31, 1995, 1994
and       1993

          Consolidated Statement of Stockholders' Equity - years ended December 31,
1995,          1994 and 1993

          Notes to Consolidated Financial Statements

          Financial Statements of NSK-Warner Kabushiki Kaisha (including the notes thereto)

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


                              BORG-WARNER AUTOMOTIVE, INC.


                         By:  WILLIAM C. CLINE
                              -------------------------------------------
                         William C. Cline
                         Vice President and Controller
                         (Principal Accounting Officer)



Date: June 28, 1996

                          EXHIBIT INDEX
                                             Sequential
Exhibit                                      Page
Number    Document Description                    Number

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

    *10.1 Credit Agreement dated as of December 7, 1994 among Borg-
          Warner Automotive, Inc., as Borrower, the Lenders listed therein, as Lenders, Chemical Bank and the Bank of Nova Scotia, as Co-Arrangers, Chemical Bank, as Administrative Agent and
          The Bank of Nova Scotia as Documentation Agent (incorporated by reference to Exhibit No. 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
     10.2 First Amendment of Credit Agreement dated as of December
          15, 1995.

    *10.3 Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 33-64934).

    *10.4 Tax Sharing Agreement dated January 27, 1993 between Borg-
          Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 33-64934).

    *10.5 Registration Rights Agreement dated January 27, 1993
          (incorporated by reference to Exhibit No. 10.5 to Registration Statement No.33-64934).

   +*10.6 Borg-Warner Automotive, Inc. Management Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.6 to Registration Statement No. 33-64934).

   +*10.7 Borg-Warner Automotive, Inc. 1993 Stock Incentive Plan
          as amended effective November 8, 1995.
                                           Sequential
Exhibit                                    Page
Number    Document Description             Number


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

      10.11 Third Amendment of Receivables Transfer Agreement dated as of October 23, 1995.

    *10.12     Service Agreement, dated as of December 31, 1992, by and
          between Borg-Warner Security Corporation and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit No.10.10 to Registration Statement No. 33-64934).

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

                                   Sequential
Exhibit                            Page
Number    Document Description          Number


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

    +10.23     Borg-Warner Automotive, Inc. Executive Stock Performance Plan.

                                   Sequential
Exhibit                            Page
Number    Document Description          Number

      10.24    Second Amendment to Credit Agreement dated January 16, 1996.

     *10.25    Shareholders Agreement Concerning the Management of NSK-
          Warner K.K. dated September 25, 1964 between Borg-Warner Corporation and Nippon Seiko, K.K. (incorporated by reference to Exhibit No. 10.9 to Registration Statement No. 33-64934).

     11.       Computation of earnings per share.

     13. Annual Report to Stockholders for the year ended December 31, 1995 with manually signed Independent Auditors' Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).

     21.       Subsidiaries of the Company.

     23.       Independent Auditors' Consent.

     23.2 Independent Auditors' Consent.

     24.       Power of Attorney.

     99.1      Cautionary Statements.
- -----------------------------------------
*    Incorporated by reference.
+    Indicates a management contract or compensatory plan or arrangement required to be
     filed pursuant to Item 14(c).