Form 10-K/A
period 1995-12-31
BORG WARNER AUTOMOTIVE INC
filed 1996-07-01
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549
                                ----------------------
                                     FORM 10-K/A
                                 AMENDMENT (NO. 2)
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Title of each class                Name of each exchange on which
registered Common Stock,                New York Stock Exchange
 par value $.01 per share

          Securities registered pursuant to Section 12(g) of the Act:  None
                            -----------------------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes /X/   NO---

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

     Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /--/

                                       PART IV

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



Date: July 1, 1996

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

                                        Sequential
Exhibit                                 Page
Number    Document Description          Number


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

                                   Sequential
Exhibit                            Page
Number    Document Description     Number
+10.23    Borg-Warner Automotive, Inc. Executive Stock Performance Plan.

10.24     Second Amendment to Credit Agreement dated January 16, 1996.

*10.25 Shareholders Agreement Concerning the Management of NSK-Warner K.K. dated September 25, 1964 between Borg-Warner Corporation and Nippon Seiko, K.K. (incorporated by reference to Exhibit No. 10.9 to Registration Statement No. 33-64934).

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