Form 10-Q
period 1996-06-30
BORG WARNER AUTOMOTIVE INC
filed 1996-08-13
CIK 908255

- -----------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                         For the Quarter ended June 30, 1996

                           Commission file number: 1-12162


                            BORG-WARNER AUTOMOTIVE, INC.
                (Exact name of registrant as specified in its charter)


           Delaware                                13-3404508
State or other jurisdiction of                (I.R.S. Employer
Incorporation or organization                 Identification No.)



200 South Michigan Avenue, Chicago, Illinois            60604
  (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (312) 322-8500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES /x/   NO ----

On July 31, 1996 the registrant had 23,456,574 shares of Common Stock and
122,644 shares of Series I Non-Voting Common Stock outstanding.
- -------------------------------------------------------------------------------

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                            SIX MONTHS ENDED JUNE 30, 1996

                                        INDEX
                                                                       Page No.

PART I.     Financial Information

            Item 1.   Financial Statements

                 Introduction . . . . . . . . . . . . . . . . . . . . .     2

                 Condensed Consolidated Balance Sheets at
                      June 30, 1996 and December 31, 1995 . . . . . . .     3

                 Consolidated Statements of Income for the three
                      months ended June 30, 1996 and 1995 . . . . . . .     4

                 Consolidated Statements of Income for the six
                      months ended June 30, 1996 and 1995 . . . . . . .     5

                 Consolidated Statements of Cash Flows for the six
                      months ended June 30, 1996 and 1995 . . . . . . .     6

                 Supplemental Notes to the Consolidated
                      Financial Statements. . . . . . . . . . . . . . .     7

            Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations. . . . . .    11

PART II.    Other Information

            Item 1.   Legal Proceedings . . . . . . . . . . . . . . . .    18

            Item 2.   Changes in Securities . . . . . . . . . . . . . .    19

            Item 3.   Defaults Upon Senior Securities . . . . . . . . .    19

            Item 4.   Submission of Matters to a Vote of
                         Security Holders . . . . . . . . . . . . . . .    19

            Item 5.   Other Information . . . . . . . . . . . . . . . .    19

            Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . .    20

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                            SIX MONTHS ENDED June 30, 1996

                                       PART I.

                                       ITEM 1.


           A.  Borg-Warner Automotive, Inc. and Consolidated Subsidiaries'
                                 Financial Statements


The financial statements of Borg-Warner Automotive, Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the six months ended June
30, 1996 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                   BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                (millions of dollars except share data)

                                                     (Unaudited)
                                                      June 30,      December 31,
                                                        1996            1995
                                                   ----------      ----------
A S S E T S
Cash . . . . . . . . . . . . . . . . . . . . . . . .   $   13.6       $    5.1
Short-term securities . . . . . . . . . . . . . . . .       3.2            7.0
Receivables . . . . . . . . . . . . . . . . . . . . .     134.3           91.4
Inventories . . . . . . . . . . . . . . . . . . . . .     105.1           94.0
Prepayments . . . . . . . . . . . . . . . . . . . . .      11.6           10.0
                                                      ----------       --------
          Total current assets. . . . . . . . . . . .     267.8          207.5
Property, plant, and equipment at cost. . . . . . . .     880.5          927.8
Less accumulated depreciation . . . . . . . . . . . .     341.2          404.8
                                                      ----------      --------
          Net property, plant and equipment . . . . .     539.3          523.0
Investments and advances. . . . . . . . . . . . . . .     134.5          140.0
Goodwill. . . . . . . . . . . . . . . . . . . . . . .     547.6          313.0
Deferred income tax asset . . . . . . . . . . . . . .      40.5           40.8
Other noncurrent assets . . . . . . . . . . . . . . .     120.2          110.9
                                                       ----------     --------
          Total other assets. . . . . . . . . . . . .     842.8          604.7
                                                       ----------     --------
                                                       $1,649.9       $1,335.2
                                                     ============    ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable . . . . . . . . . . . . . . . . . . . .  $   45.4       $   31.6
Accounts payable and accrued expenses . . . . . . . .     254.7          194.3
Income taxes payable. . . . . . . . . . . . . . . . .      30.4           26.6
                                                      ----------      --------
          Total current liabilities . . . . . . . . .     330.5          252.5
Long-term debt. . . . . . . . . . . . . . . . . . . .     313.0          103.1
Long-term retirement-related liabilities. . . . . . .     334.7          337.4
Other long-term liabilities . . . . . . . . . . . . .      51.8           42.2
                                                      ----------      --------
          Total long-term liabilities . . . . . . . .     386.5          379.6
Capital stock:
       Preferred stock, $.01 par value; authorized
        5,000,000 shares; none issued . . . . . . . .        --             --
       Common stock, $.01 par value; authorized
        50,000,000 shares; issued and outstanding
        shares of 23,450,124 in 1996. . . . . . . . .       0.2            0.2
       Non-voting common stock, $.01 par value;
        authorized 25,000,000 shares; issued shares
        of 2,520,000 in 1996 and outstanding shares
        of 112,644 in 1996. . . . . . . . . . . . . .        --             --
Capital in excess of par value. . . . . . . . . . . .     561.6          560.1
Retained earnings . . . . . . . . . . . . . . . . . .      61.1           34.1
Currency translation adjustment . . . . . . . . . . .      13.7           22.3
Minimum pension liability adjustment. . . . . . . . .     (16.7)         (16.7)
                                                      ---------      ---------
          Total stockholders' equity. . . . . . . . .     619.9          600.0
                                                      ---------      ---------
                                                       $1,649.9       $1,335.2
                                                     ==========     ==========

                   See accompanying notes to consolidated financial statements

                                   BORG-WARNER AUTOMOTIVE, INC.
                                         AND CONSOLIDATED SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                    (millions of dollars except share data)

                                                         Three Months Ended
                                                              June 30,
                                                         --------------------
                                                          1996       1995
                                                        --------    ---------
Net sales   . . . . . . . . . . . . . . . . . . . . . .  $ 381.8    $ 356.0
Cost of sales  . . . . . . . .  . . . . . . . . . . . .    297.5      276.9
Depreciation  . . . . . . . . . . . . . . . . . . . . .     17.5       18.1
Selling, general and administrative expenses. . . . . .    29.2        26.3
Minority interest . . . . . . . . . . . . . . . . . . .     0.5         0.6
Goodwill amortization . . . . . . . . . . . . . . . . .     2.8         2.3
Equity in affiliate earnings and other income . . . . .    (2.8)      (5.9)
                                                         --------     -------
         Earnings before interest and finance
           charges and income taxes . . . . . . . . . .    37.1       37.7
Interest expense and finance charges. . . . . . . . . .     3.5        3.6
                                                         --------     -------
         Earnings before income taxes . . . . . . . . .    33.6       34.1
Provision for income taxes. . . . . . . . . . . . . . .    11.8       13.0
                                                         --------     -------
              Net earnings. . . . . . . . . . . . . . . $  21.8    $  21.1
                                                        =========    ========

Net earnings per share. . . . . . . . . . . . . . . . . $  0.93    $  0.90
                                                        =========   ========

Average shares outstanding (thousands). . . . . . . . .  23,519     23,496
                                                        =========   =========

Dividends declared per share. . . . . . . . . . . . . . $  0.15    $  0.15
                                                         =========   =========


                    See accompanying notes to consolidated financial statements

                                     BORG-WARNER AUTOMOTIVE, INC.
                                     AND CONSOLIDATED SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (millions of dollars except share data)

                                                            Six Months Ended
                                                               June 30,
                                                          ------------------
                                                            1996      1995
                                                           ------     ------
Net sales . . . . . . . . . . . . . . . . . . . . . . .  $ 730.7   $ 683.8
Cost of sales. . . . . . . . . . . . . . . . . . . . . .   575.0     530.0
Depreciation . . . . . . . . . . . . . . . . . . . . . .    35.9      35.3
Selling, general and administrative expenses. . . . . .     60.0      52.7
Minority interest . . . . . . . . . . . . . . . . . . .      1.2       1.0
Goodwill amortization . . . . . . . . . . . . . . . . .      5.4       4.7
Equity in affiliate earnings and other income . . . . .     (6.9)    (10.1)
                                                           ------     ------
         Earnings before interest and finance
           charges and income taxes . . . . . . . . . .    60.1       70.2
Interest expense and finance charges. . . . . . . . . .     7.0        7.1
                                                          -------    -------
         Earnings before income taxes . . . . . . . . .    53.1       63.1
Provision for income taxes. . . . . . . . . . . . . . .    19.0       24.5
                                                          -------    -------
              Net earnings. . . . . . . . . . . . . . . $  34.1    $  38.6
                                                         ========= ==========

Net earnings per share. . . . . . . . . . . . . . . . . $  1.45    $  1.65
                                                         ========= ==========

Average shares outstanding (thousands). . . . . . . . .  23,519     23,461
                                                         ========= ==========

Dividends declared per share. . . . . . . . . . . . . . $  0.30    $  0.30
                                                         ========= ==========

                     See accompanying notes to consolidated financial statements

                     BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (millions of dollars)

                                                                Six Months Ended
                                                                    June 30,
                                                               -----------------
                                                                1996      1995
                                                               -------   -------
OPERAING
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .$ 34.1    $  38.6
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
Non-cash charges (credits) to operations:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .  35.9       35.3
  Goodwill amortization. . . . . . . . . . . . . . . . . . . .   5.4        4.7
  Other, principally equity in affiliate earnings. . . . . . .  (7.5)     (10.5)
Changes in assets and liabilities:
  Increase in receivables . . . . .. . . . . . . . . . . . . . (22.8)      (6.5)
   Increase in inventories   . . . . . . . . . . . . . . . . .  (3.9)      (5.1)
  (Increase)decrease in prepayment . . . . . . . . . . . . . .   7.2       (4.9)
  Increase(decrease)in accounts payable and accrued
          expenses . . . . . . . . . . . . . . . . . . . . . .  45.8      (32.7)
  Increase in income taxes payable . . . . . . . . . . . . . .   3.9        2.1
  Net change in other long-term assets and liabilities . . . .  (0.4)      (7.3)
                                                              -------   -------
          Net cash provided by operating activities. . . . . .. 97.7       13.7
INVESTING
Capital expenditures . . . . . . . . . . . . . . . . . . . . .   (32.0)   (37.6)
Investment in affiliates . . . . . . . . . . . . . . . . . . . .   0.7     (0.2)
Payments for business acquired . . . . . . . . . . . . . . . . .(287.8)    32.9)
Proceeds from other assets . . . . . . . . . . . . . . . . . . .   5.9      7.3
                                                               --------  ------
          Net cash used for investing activities . . . . . . . .(313.2)   (63.4)
FINANCING
Net increase in notes payable. . . . . . . . . . . . . . . . . .  14.5      3.0
Additions to long-term debt. . . . . . . . . . . . . . . . . . . 246.6     53.2
Reduction in long-term debt . . . . . . . . . . . . . .  . . . . (34.9)      --
Proceeds from options exercised. . . . . . . . . . . . . . . . .   1.5      1.7
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .  (7.1)    (6.9)
Reissuance of treasury shares. . . . . . . . . . . . . . . . . .    --      0.6
                                                               --------   -----
Net cash provided by (used for) financing activities . . . . . . 220.6     51.6
Effect of exchange rate changes on cash and cash
  equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .  (0.4)    --
                                                               --------  ------
Net increase in cash and cash equivalents. . . . . . . . . . . .   4.7      1.9
Cash and cash equivalents at beginning of year . . . . . . . . .  12.1     14.9
                                                               --------  ------
Cash and cash equivalents at end of period . . . . . . . . . . .$ 16.8  $  16.8
                                                                ======  =======
SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
  Interest expense . . . . . . . . . . . . . . . . . . . . . . .$  6.3  $   7.8
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .  15.6     19.8

                See accompanying notes to financial statements

              Borg-Warner Automotive, Inc. and Consolidated Subsidiaries
             Supplemental Notes to the Consolidated Financial Statements
                                     (Unaudited)



(1) Research and development costs charged to expense for the three and six months ended June 30, 1996 were $11.6 million and $23.3 million, respectively. Costs charged to expense for the three and six months ended June 30, 1995 were $10.3 million and $18.7 million, respectively.

(2)  Inventories consisted of the following (millions of dollars):

                                                 June 30,    December 31,
                                                   1996         1995
                                                ---------   ------------
     Raw materials. . . . . . . . . . . . . . .   $ 51.9          $48.6
     Work in progress . . . . . . . . . . . . .     38.6           31.6
     Finished goods . . . . . . . . . . . . . .     14.6           13.8
                                                 ---------   ------------
       Total inventories. . . . . . . . . . . .   $105.1          $94.0
                                                 =========   ============

(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner), a joint venture based in Japan that manufactures friction products. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

     The Company's investment in NSK-Warner was $123.5 million at June 30, 1996 and $128.9 million at December 31, 1995.

     Following are summarized financial data for NSK-Warner, translated using the ending or periodic rates as of and for the six months ended June 30, 1996 and 1995. Balance sheet data is presented as of June 30, 1996 and March 31, 1996 and statement of income data is presented for the three months ended June 30, 1996 and 1995. The Company's results include its share of NSK-Warner's results for the three and six months ended May 31, 1996 and 1995.

                                                      June 30,    March 31,
                                                        1996        1996
                                                      --------    ---------
                                                         (in millions)
BALANCE SHEET
     Current assets . . . . . . . . . . . . . . . . . . .$137.2      $ 156.5
     Noncurrent assets. . . . . . . . . . . . . . . . . . 145.5        152.0
     Current liabilities (excluding debt) . . . . . . . .  86.4         85.8
     Noncurrent liabilities (excluding debt). . . . . . .  11.0         11.1
     Total debt . . . . . . . . . . . . . . . . . . . . .  18.6         22.7

                                                          Three Months Ended
                                                               June 30,
                                                         -------------------
                                                            1996     1995
                                                          --------  ---------
                                                           (in millions)
STATEMENT OF INCOME
     Net sales. . . . . . . . . . . . . . . . . . . . . .   $ 40.2    $  47.6
     Gross profit . . . . . . . . . . . . . . . . . . . .     10.0       12.9
     Net income . . . . . . . . . . . . . . . . . . . . .      3.6        5.1


(4) The Company's provisions for income taxes for the three and six months ended June 30, 1996 and 1995 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to
     a) state income taxes as well as b)foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and, for 1995, research and development credits.

(5)  Following is a summary of notes payable and long-term debt:

                                          June 30, 1996      December 31, 1995
                                        -----------------    -----------------
                                        Current  Long-Term   Current  Long-Term
                                        -------  --------    -------  --------
                                          (millions of dollars)
DEBT
Bank borrowings and other . . . . . . . . .$ 25.3  $  244.7   $ 24.5    $   19.5
Bank term loans due through 2001(at
an average rate of 5.4%; and 5.2% at
June 1996 and 5.6% at Dec. 1995). . . . . .  20.0      62.6      6.9        77.7
Capital lease liability . . . . . . . . . .   0.1       5.7      0.2         5.9
                                           -------   --------  -------    ------
   Total notes payable and
     long-term debt                        $ 45.4   $  313.0   $ 31.6    $ 103.1
                                            =======    ======= ========  =======

     At June 30, 1996, the Company utilized $240 million of a $300 million revolving credit facility, which was totally unused at December 31, 1995. This facility remains fully available through December 31, 1999.

     Borrowings under the credit agreement are guaranteed by certain of the Company's subsidiaries. The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional foreign indebtedness.

     Bank term loans totaling $82.6 million have maturities of $20.0 million in 1997, and $30.0 million in 1998, and $6.5 million in 1999, and $13.1 million in 2000, and $13.0 million in 2001.

 (6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at 28 hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act. ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocated share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site and the characteristics of the waste material.

     Based on information available to the Company, which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; estimated legal fees and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at June 30, 1996 of approximately $11 million. The Company expects this amount to be expended over the next three to five years.

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

     As of June 30, 1996, the Company had sold $100 million of receivables under an $100 million Receivables Transfer Agreement for face value without recourse. The Company had sold receivables under facilities aggregating $85.6 million at December 31, 1995.

 (7) In January 1996, the Company announced that its North American manual transmission business would be offered for sale and that it had retained Lehman Brothers to assist in the sale process. This decision resulted from the recognition that all major North American OEMs have allied suppliers for their significant rear-wheel drive manual transmission applications, leaving only one niche open to the Company in North America. Any gain or loss on the sale is dependent on not only the purchase price agreed upon by the parties but also an agrement as to which assets/liabilities will be included in the transaction. Subsequent to June 30, 1996, the Company received proposals from interested parties. The Company is currently evaluating the structure of these proposals. Despite the announcement, the Company plans to continue to implement its strategy to capitalize on manual transmission opportunities in developing markets .such as China and India. For the quarter and six months ended June 30, 1996, this business lost money as a result of reduced volumes. Sales for the three and six months ended June 30, 1996 were $30.2 million and $58.6 million, respectively as compared with $48.8 million and $93.5 million for the comparable 1995 periods.

 (8) On June 17, 1996, the Company purchased the operations and substantially all of the operating assets of three of Coltec Industries' automotive OEM businesses: Holley Automotive, Coltec Automotive and Performance Friction Products. Under the terms of the agreement, the Company paid $283 million in cash for the businesses. This acquisition was financed under the Company's revolving credit facility. These businesses reported combined sales of $255 million in 1995. Results for the period subsequent to the purchase date, reflecting $9 million in sales, are included in consolidated results.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION

Borg-Warner Automotive, Inc. (the "Company") operates as a major supplier to automotive OEMs in the North American, European and Asian markets offering a wide variety of engineered components, primarily related to drivetrain applications such as automatic transmission components, four-wheel drive transfer cases, automotive chain, engine timing components and systems, and sensors, valves and other engine and fuel system control devices. The Company also manufactures manual transmissions, but recently announced that this business was being offered for sale.

The following discussion covers the results of operations for the three and six months ended June 30, 1996 and 1995 and financial condition as of June 30, 1996 and December 31, 1995.

RESULTS OF OPERATIONS

The Company's products fall into four categories: Powertrain Systems, Automatic Transmission Systems, Morse TEC (Chain Systems) and Air/Fluid Systems. Net sales by product grouping for the three and six months ended June 30, 1996 and 1995 are as follows (in millions of dollars):


                                         Three Months       Six Months
                                         Ended June 30,    Ended June 30,
                                         ---------------  ---------------
                                            1996    1995    1996      1995
                                           -----    ------  ------   ------
Powertrain Systems                        $146.8   $151.2   $285.9  $291.6
Automatic Transmission Systems             128.9    120.9    248.2   219.5
Morse TEC                                   70.7     67.5    136.7   137.9
Air/Fluid Systems                           44.6     25.0     78.4    53.0
                                            ----    ------   ------  ------
                                           391.0    364.6    749.2   702.0
Intergroup eliminations                     (9.2)    (8.6)   (18.5)  (18.2)
                                           ------   ------   ------  ------
Net sales                                 $381.8   $356.0    $730.7  $683.8
                                         ======== ========  ======= =======


Sales for the quarter ended June 30, 1996 were up 7% from the same period in the prior year. Each group, except Powertrain Systems, increased sales. In part, the acquisitions of the Precision Forged Products Division (PFPD) at the end of April, 1995, the SUM business at the end of 1995 and the Coltec business in June, 1996 all contributed to the sales gain. PFPD contributed $6.4 million in sales while SUM and Coltec contributed $4.8 million and $8.9 million, respectively. Strong sales of 4WD transfer cases in North America and Asia, new engine timing systems on many popular Ford vehicles, transmission solenoids in North America and air control valves in both North America and Europe were also responsible for the increase in sales for the quarter. The Company benefited because of its presence on vehicles, such as light trucks, which have been growing at a rate in excess of the overall market. Powertrain Systems revenue growth has been offset by an $18.6 million decrease in sales versus 1995 in the manual transmission business due to the loss of the General Motors business in the summer of 1995. The manual transmission business had total sales of $30.2 million for the quarter ended June 30, 1996 and $48.8 million for the quarter ended June 30, 1995.

Sales increased 7% in the first six months of 1996 to $730.7 million from $683.8 million in the first six months of 1995. The Automatic Transmission Systems and Air/Fluid Systems groups both reported increases in sales; while the Powertrain Systems and Morse TEC groups reported slightly lower sales results. Powertrain Systems reported a decrease of 2% or $5.7 million due to the loss of the GM S-Truck manual transmission business mentioned earlier as well as a decline in sales of sporty cars which utilize manual transmissions. This decline was partially offset by volume increases in its domestic transfer case applications, particularly in the light truck area. Morse TEC sales declined slightly due to the first quarter declines. The Japanese market was off and a strike at General Motors in March reduced volume. Air/Fluid sales increased 78% due to volume increases of various solenoids and valves particularly in Chrysler applications as well as $8.6 million and $8.9 million related to the newly acquired SUM business and Coltec business, respectively. Excluding acquisitions, Air/Fluid Systems sales increased 15%. Increased sales of 13% at the Automatic Transmission Systems group were related to volume increases by the Company's OEM customers as well as increased content in certain automatic transmissions tempered by the first quarter General Motors strike.

Adjusted for the non-recurring events, the effect of the manual transmission business decline and the impact of acquisitions, sales increased 7.4% against North American production which was down approximately 2.3%, a European market which was stagnant and a Japanese market which declined by approximately 3.8%. The increased volume translated into a gross profit increase of $1.9 million to $155.7 million in the first six months of 1996.

The Company's income taxes are based upon estimated annual tax rates for the year. In the first six months of 1996, the Company realized certain tax credits related to its foreign operations. These realized credits resulted in the effective income tax rate for the first six months of 1996 being lower than the standard federal and state rates. The effective income tax rate for the second quarter of 1996 exceeded the U.S. statutory rate due to state income taxes as well as foreign rates which differ from those in the U.S.

The Company has increased its spending on research and development by $1.3 million and $4.6 million for the three and six months ended June 30, 1996, respectively, to maintain and expand its technological expertise in both product and process. As a percentage of sales, research and development continued at about 3%.

NSK-Warner's earnings for the quarter ended June 30, 1996 declined 54%, or $2.9 million, from the same period in the prior year. The earnings decline resulted from decreasing sales volume and weakening of the yen. The relative strength of the dollar has resulted in lower dollar earnings for similar earnings levels as measured in yen. For the Company's six months ended June 30, 1996 and 1995, the Company's portion of NSK-Warner's earnings were $6.6 million and $10.2 million, respectively. The earnings decline resulted from the same factors as noted previously.

Earnings for the quarter ended June 30, 1996 increased slightly compared to the same period in the prior year. For the quarter ended June 30, 1996 and 1995, the Company reported net earnings of $21.8 million and $21.1 million, respectively. This was the result of the gain in gross profit as well as a lower tax rate, offset by the increases in goodwill amortization, interest brought about by the Coltec acquisition and lower NSK-Warner earnings.

For the first six months of 1996, the Company reported a decrease in net earnings of $4.5 million from the 1995 figure of $38.6 million. The decline can be primarily attributed to the General Motors strike, loss of manual transmission business and lower earnings from the NSK-Warner joint venture.

FINANCIAL CONDITION AND LIQUIDITY

The addition of the former Coltec business accounted for the majority of the changes in the June 30, 1996 consolidated balance sheet as compared to December 31, 1995. Working capital decreased $17.7 million at June 30, 1996 from December 31, 1995. The majority of the working capital decrease was related to an increase in accounts payable and accrued expenses which is primarily related to the Company's efforts to reduce working capital. The Coltec acquisition accounted for a slight increase in working capital. Property, plant and equipment at cost and the related accumulated depreciation declined due to the write-off of fully depreciated assets acquired in the 1987 leveraged buyout. Investments and advances declined slightly despite current year earnings because of dividends and the impact of the change in currency rates on the Company's Japanese joint venture. Goodwill increased $238.4 million as a result of the Coltec acquisition.

For the six months ended June 30, 1996, $97.7 million of cash was provided by operations principally as a result of earnings, non-cash expenses and a decrease in working capital, consisting primarily of an increase in accounts payable and accrued expenses, offset by an in increase accounts receivable. Goodwill amortization increased in the second quarter of 1996 compared to 1995 as a result of the Coltec acquisition. Nine days of goodwill amortization related to the Coltec acquisition were included in the period ending June 30, 1996. A composite life of 30 years was assumed. Final amortization may differ depending on the final allocation of the purchase price. Also contributing to the increased goodwill amortization was the amortization of goodwill related to the SUM and PFPD acquisitions. Capital spending was lower in the second quarter of 1996 compared to 1995 as the Company was involved in a greater number of major projects at the beginning of 1995. The Company anticipates that capital spending for full-year 1996 will be slightly higher than full-year 1995 levels as a result of increased spending on major projects and the Coltec acquisition.

The acquisition of the operations and substantially all of the operating assets of three of Coltec Industries' automotive OEM businesses: Holley Automotive, Coltec Automotive and Performance Friction Products accounted for an outflow of $287.8 million. The Company paid $283 million in cash for the businesses and assumed certain liabilities for Coltec. This acquisition was financed by the Company's utilization of $260 million of the $300 million revolving credit facility and $23 million of borrowings under various money market facilities. Results for the period subsequent to the purchase date, reflecting $9 million in sales, are included in consolidated results.

The Company believes that working capital will continue to be reduced for the remainder of 1996 and that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for the remainder of 1996.

OTHER

In July, 1996, a secondary offering of 3.25 million shares of the Company's common stock was completed. An additional 487,800 shares of common stock was sold to the underwriters in August, 1996 upon exercise of the greenshoe option. The shares sold were owned by certain affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") who participated in the 1987 leverage buyout of Borg-Warner Corporation. Upon completion of the offerings, certain affiliates of MLCP control approximately 23% of the voting power of the Company. The Company did not receive any proceeds from the offering.

On June 17, 1996, the Company purchased the operations and substantially all of the operating assets of three of Coltec Industries' automotive OEM businesses: Holley Automotive, Coltec Automotive and Performance
Friction Products. Under the terms of the agreement, the Company paid $283 million in cash for the businesses. This acquisition was financed under the Company's revolving credit facility. These businesses reported combined sales of $255 million in 1995. Results for the period subsequent to the purchase date, reflecting $9 million in sales, are included in consolidated results.

In January 1996, the Company announced that its North American manual transmission business would be offered for sale and that it had retained Lehman Brothers to assist in the sale process. This decision resulted from the recognition that all major North American OEMs have allied suppliers for their significant rear-wheel drive manual transmission applications, leaving only one niche open to the Company in North America. The manual transmission business had a nominal investment at June 30, 1996 of $55 million, including $17 million of working capital. This amount does not include any retirement related liabilities. The business lost money in 1995, on an operating basis, as a result of declining volumes, due both to the loss of the GM truck business in the third quarter 1995 and lower volume in the Company's only remaining niche - sporty and performance cars. The sales decline continued in 1996. For the quarter and the six months ended June 30, 1996, sales were $30.2 million and $58.6 million, respectively, as compared with $48.8 million and $93.5 million for the comparable 1995 periods. This business lost money on an operating basis for the three and six months ended June 30, 1996. The swing in operating results for the manual transmission business resulted in a reduction in earnings of $.12 per share for the second quarter and $.23 per share year-to-date. While the sale process is continuing, the Company expects to continue to report operating losses for such business. Any gain or loss on the sale is dependent on not only the purchase price agreed upon by the parties but also an agreement as to which assets/liabilities will be included in the transaction. The Company is currently evaluating proposals from interested parties. Despite the announcement, the Company plans to continue to implement its strategy to capitalize on manual transmission opportunities in developing markets such as China and India.

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

In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. The Company has been advised that BW-Security believes that the Company is responsible for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $1.6 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million with respect to the principal portion of such environmental matters. Although there can be no assurance, based upon information currently available to the Company, the Company does not believe that it is required to indemnify BW-Security under the Distribution and Indemnity Agreement with respect to such liabilities. In addition, the Company does not currently have information sufficient to determine what its liability would be if it is ultimately determined that it is required to indemnify BW-Security with respect to such liabilities.

The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceedings.

In July, the Company declared a $0.15 per share dividend to be paid on August 15, 1996 to shareholders of record on August 1, 1996.

                                       PART II


Item 1.LEGAL PROCEEDINGS

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

In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. The Company has been advised that BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $1.6 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million with respect to the principal portion of such environmental matters. Although there can be no assurance, based upon information currently available to the Company, the Company does not believe that it is required to indemnify BW-Security under the Distribution and Indemnity Agreement with respect to such liabilities. In addition, the Company does not currently have information sufficient to determine what its liability would be if it is ultimately determined that it is required to indemnify BW-Security with respect to such liabilities.

Centaur Insurance Company ("Centaur"), Borg-Warner Security's ("BW-Security") discontinued property and casualty insurance subsidiary, ceased writing insu-rance in 1984 and has been operating under rehabilitation since September
1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise liabilities at an aggregate level that is not in excess of the subsidiary's assets. In the rehabilitation, Centaur's assets are currently being used to satisfy claim liabilities under direct insurance policies written by Centaur. Any remaining assets will be applied to Centaur's obligations to other insurance companies under reinsurance contracts. The foregoing has resulted in several lawsuits seeking substantial dollar amounts being filed against BW-Security, and in some cases the Company, for recovery of alleged damages from the failure of Centaur to satisfy its reinsurance obligations. All of these lawsuits, except one to which the Company is not currently a party, have been settled. The defense of this litigation is being managed by BW-Security and the Company is indemnified by BW-Security for any losses or expenses arising out of the litigation.

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

        Inapplicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Inapplicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Inapplicable.

Item 5. OTHER INFORMATION

        Inapplicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a) EXHIBITS

                10.1 Fourth Amendment to Receivables Transfer
                     Agreement dated as of January 28, 1994

                11.0 Computation of earnings

                27.0 Financial data schedule

            (b) REPORTS ON FORM 8-K
                No Reports on Form 8-K were filed during the period.
                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                        BORG-WARNER AUTOMOTIVE, INC.

                                 (Registrant)


                        By    /s/ William C. Cline
                              William C. Cline
                         Vice President and Controller
                         (Principal Accounting Officer)



Date: August 13, 1996