Form 10-Q
period 1996-09-30
BORG WARNER AUTOMOTIVE INC
filed 1996-11-14
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                       For the Quarter ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO --

On October 31, 1996 the registrant had 23,553,334 shares of Common Stock and 60,500 shares of Series I Non-Voting Common Stock outstanding.

                            BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                         NINE MONTHS ENDED SEPTEMBER 30, 1996

                                        INDEX
        PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Introduction . . . . . . . . . . . . . . . . . . .  2

Condensed Consolidated Balance Sheets at
     September 30, 1996 and December 31, 1995  . .  3

Consolidated Statements of Income for the three
     months ended September 30, 1996 and 1995  . .  4

Consolidated Statements of Income for the nine
     months ended September 30, 1996 and 1995  . .  5

Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1996 and 1995  . .  6

Supplemental Notes to the Consolidated
     Financial Statements . .  . . . . . . . . . .  7

Item 2.
Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . 11

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . 19

     Item 2.   Changes in Securities . . . . . . . 20

     Item 3.   Defaults Upon Senior Securities . . 20

     Item 4.   Submission of Matters to a Vote of
               Security Holders . . . . . . . . .  20

     Item 5.   Other Information . . . . . . . . . 20

     Item 6.   Exhibits and Reports on Form 8-K .  21

SIGNATURES . . . . . . . . . . . . . . . . . . .   22

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                         NINE MONTHS ENDED SEPTEMBER 30, 1996

                                       PART I.

                                       ITEM 1.


         A. Borg-Warner Automotive, Inc. and Consolidated Subsidiaries'
                                 Financial Statements

The financial statements of Borg-Warner Automotive, Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

            BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (millions of dollars except share data)

                                               (Unaudited)
                                              September 30,   December 31,
                                                   1996            1995
A S S E T S
Cash . . . . . . . . . . . . . . . . . . . . .  $    16.2   $    5.1
Short-term securities . . . . . . . . . . . . . .     5.9        7.0
Receivables . . . . . . . . . . . . . . . . . . .   126.9       91.4
Inventories . . . . . . . . . . . . . . . . . . .   109.3       94.0
Prepayments . . . . . . . . . . . . . . . . . . .    13.2       10.0
                                                   ------      -------
      Total current assets . . . . . . . . . . .    271.5      207.5
Property, plant, and equipment at cost . . . . .    905.6      927.8
Less accumulated depreciation . . . . . . . . . .   357.7      404.8
                                                   ------      -------
      Net property, plant and equipment . . . .     547.9      523.0
Investments and advances . . . . . . . . . . . .    136.0      140.0
Goodwill . . . . . . . . . . . . . . . . . . . .    546.2      313.0
Deferred income tax asset . . . . . . . . . . . .    40.4       40.8
Other noncurrent assets . . . . . . . . . . . . .   124.1      110.9
                                                    -------    ------
        Total other assets . . . . . . . . . . .    846.7       604.7
                                                    -------    ------
                                                  $1,666.1    $1,335.2
                                                  =========   =========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable . . . . . . . . . . . . . . . . . .   $43.0    $   31.6
Accounts payable and accrued expenses . . . . . .   215.7       194.3
Income taxes payable . . . . . . . . . . . . . .     31.6        26.6
                                                    ------      ------
        Total current liabilities . . . . . . . .   290.3       252.5
Long-term debt . . . . . . . . . . . . . . . . . .  352.0       103.1
Long-term retirement-related liabilities . . . . .  334.2       337.4
Other long-term liabilities . . . . . . . . . . .    53.3        42.2
                                                   -------      ------
 Total long-term liabilities . . . . . . . . . .    387.5       379.6
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued . . . . . . .     --          --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued and outstanding
      shares of 23,525,393 in 1996 . . . . . . . . . 0.2         0.2
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; issued shares
      of 2,520,000 in 1996 and outstanding shares
      of 84,500 in 1996 . . . . . . . . . . . . .    --           --
Capital in excess of par value . . . . . . . . . .  562.3      560.1
Retained earnings . . . . . . . . . . . . . . . . .  76.4       34.1
Currency translation adjustment . . . . . . . . . .  14.1       22.3
Minimum pension liability adjustment . . . . . . .  (16.7)     (16.7)
                                                    ------    -------
        Total stockholders' equity . . . . . . . .  636.3      600.0
                                                    ------    -------
                                                 $1,666.1     $1,335.2
                                                 ==========   =========

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             BORG-WARNER AUTOMOTIVE, INC.
                            AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (millions of dollars except share data)

                                                 Three Months Ended
                                                    September 30,
                                                 -------------------
                                                  1996         1995
                                                 -------      -------
Net sales . . . . . . . . . . . . . . . . . . $  387.7   $     298.5
Cost of sales. . . . . . . . . . . . . . . .     308.1         241.0
Depreciation . . . . . . . . . . . . . . . .      17.8          15.8
Selling, general and administrative expenses      29.8          22.1
Minority interest . . . . . . . . . . . . . .      0.7           0.5
Goodwill amortization . . . . . . . . . . . .      4.0           2.5
Equity in affiliate earnings and other income     (6.3)        (4.7)
                                                 ------        ------
     Earnings before interest and finance
       charges and income taxes . . . . . . .     33.6          21.3
Interest expense and finance charges . . . . .     7.0           3.6
                                                -------       -------
     Earnings before income taxes . . . . . .     26.6          17.7
Provision for income taxes . . . . . . . . . .     7.8           4.5
                                                 ------        ------
          Net earnings . . . . . . . . . . .   $  18.8       $  13.2
                                                ========      =======

Net earnings per share . . . . . . . . . . . .  $  0.80      $   0.56
                                                ========      =======
Average shares outstanding (thousands). . . . .  23,543        23,632
                                                ========      =======
Dividends declared per share . . . . . . . . .  $  0.15       $  0.15
                                                ========     ========

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             BORG-WARNER AUTOMOTIVE, INC.
                            AND CONSOLIDATED SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (millions of dollars except share data)


                                                     Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                       1996     1995
                                                      -------  ------
Net sales . . . . . . . . . . . . . . . . . . . . .   $ 1,118.4   $ 982.3
Cost of sales . . . . . . . . . . . . . . . . . . .       883.1     771.0
Depreciation . . . . . . . . . . . . . . . . . . .         53.7      51.1
Selling, general and administrative expenses . . .         89.8      74.8
Minority interest . . . . . . . . . . . . . . . . .         1.9       1.5
Goodwill amortization . . . . . . . . . . . . . . .         9.4       7.2
Equity in affiliate earnings and other income . . .       (13.2)   (14.8)
                                                         -------   ------
     Earnings before interest and finance
       charges and income taxes . . . . . . . . . .        93.7      91.5
Interest expense and finance charges . . . . . . . .       14.0      10.7
                                                         -------    ------
     Earnings before income taxes . . . . . . . . .        79.7      80.8
Provision for income taxes . . . . . . . . . . . . .       26.8      29.0
                                                         -------    ------
          Net earnings . . . . . . . . . . . . . .       $ 52.9    $  51.8
                                                       =========    =======

Net earnings per share . . . . . . . . . . . . . . .   $   2.25  $    2.20
                                                        ========    =======
Average shares outstanding (thousands). . . . . . . .    23,543     23,522
                                                        =========   ======
Dividends declared per share . . . . . . . . . . . .   $   0.45  $    0.45
                                                        =========  ========

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (millions of dollars)

                                                        Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                          1996      1995
                                                         ------    -------
OPERATING
Net earnings . . . . . . . . . . . . . . . . . . . . . .   $  52.9    $  51.8
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
Non-cash charges (credits) to operations:
     Depreciation . . . . . . . . . . . . . . . . . . . . .  53.7       51.1
     Goodwill amortization . . . . . . . . . . . . . . . . .  9.4        7.2
     Other, principally equity in affiliate earnings . . . . 11.2)     (15.1)
Changes in assets and liabilities, net of acquisition:
     (Increase) decrease in receivables . . . . . . . . . .  14.0)       0.4
     Increase in inventories . . . . . . . . . . . . . . . . (7.5)      (8.2)
     (Increase)decrease in prepayments . . . . . . . . . . .  3.9       (5.7)
     Increase(decrease)in accounts payable and accrued
          expenses . . . . . . . . . . . . . . . . . . . . .  6.3      (41.7)
     Increase (decrease) in income taxes payable . . . . . .  5.2       (2.5)
     Net change in other long-term assets and liabilities . (25.1)      (3.2)
                                                             ------     ------
          Net cash provided by operating activities . . . .  73.6       34.1
INVESTING
Capital expenditures . . . . . . . . . . . . . . . . . . .   (57.8)     (57.1)
Investment in affiliates . . . . . . . . . . . . . . . . .     2.5       (0.6)
Payments for business acquired . . . . . . . . . . . . . .  (287.8)     (32.9)
Proceeds from other assets . . . . . . . . . . . . . . . .     7.3       14.0
                                                             -------    -------
     Net cash used for investing activities . . . . . . . . (335.8)     (76.6)
FINANCING
Net increase (decrease)in notes payable . . . . . . . . . .   10.6       (0.7)
Additions to long-term debt . . . . . . . . . . . . . . . .  300.1       49.2
Reduction in long-term debt . . . . . . . . . . . . . . . .  (30.0)      (0.2)
Proceeds from options exercised . . . . . . . . . . . . . .    2.3        3.3
Dividends paid . . . . . . . . . . . . . . . . . . . . . .   (10.6)     (10.5)
Reissuance of treasury shares . . . . . . . . . . . . . . .    --         0.6
                                                             -------    ------
          Net cash provided by financing activities . . .    272.4       41.7
Effect of exchange rate changes on cash and cash
  equivalents . . . . . . . . . . . . . . . . . . . . . . .   (0.2)       --
                                                             -------    ------
Net increase(decrease)in cash and cash equivalents . . . . .  10.0       (0.8)
Cash and cash equivalents at beginning of year . . . . . . .  12.1       14.9
                                                             -------    ------
Cash and cash equivalents at end of period . . . . . . . . . $22.1      $14.1
                                                            ========    ======
SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
     Interest expense . . . . . . . . . . . . . . . . . .  $  12.0   $  11.2
     Income taxes . . . . . . . . . . . . . . . . . . . .     25.3      27.6

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


             BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES SUPPLEMENTAL NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

(1) Research and development costs charged to expense for the three and nine months ended September 30, 1996 were $14.4 million and $37.7 million, respectively. Costs charged to expense for the three and nine months ended September 30, 1995 wer e $8.8 million and $27.5 million, respectively.

(2)  Inventories consisted of the following (millions of dollars):

                                               September 30,    December 31,
                                                   1996             1995
                                               -------------    ------------

       Raw materials . . . . . .              $ 49.2      $ 48.6
       Work in progress . . . . .               41.7        31.6
       Finished goods . . . . . .               18.4        13.8
                                              -------     -------
         Total inventories . . . .            $109.3      $ 94.0
                                              =======    ========

(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner), a joint venture based in Japan that manufactures friction products. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

     The Company's investment in NSK-Warner was $126.9 million at September 30, 1996 and $128.9 million at December 31, 1995. The decrease in the invest-ment is due to the impact of the change in currency rates and dividends received.

    Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of September 30, 1996 and March 31, 1996 and statement ofincome data is presented for the three and six months ended September 30, 1996 and 1995. The Company's results include its share of NSK-Warner's results for the three and nine months ended August 31, 1996 and 1995.

                                             September 30,    March 31,
                                                1996             1996
                                              -----------    ----------
                                                     (in millions)
BALANCE SHEET
     Current assets . . . . . . . . . . . . . . .    $   139.9   $ 156.5
     Noncurrent assets   . . . . . . . . . . . . . .     144.6     152.0
     Current liabilities (excluding debt) . . . .         90.9      85.8
     Noncurrent liabilities (excluding debt) . . .        11.1      11.1
     Total debt . . . . . . . . . . . . . . . . . .        8.6      22.7

                                                     Three Months Ended
                                                        September 30,
                                                    --------------------
                                                        1996       1995
                                                     --------     -------
STATEMENT OF INCOME                                       (in millions)
     Net sales . . . . . . . . . . . . . . . . . . . $  74.5      $  83.9
     Gross profit . . . . . . . . . . . . . . . . .     19.4         20.0
     Net income . . . . . . . . . . . . . . . . . .      7.1          7.6

                                                       Six Months Ended
                                                        September 30,
                                                    ----------------------
                                                      1996          1995
                                                    --------       -------
STATEMENT OF INCOME                                    (in millions)
     Net sales . . . . . . . . . . . . . . . . . . .   $ 144.1    $ 171.3
     Gross profit . . . . . . . . . . . . . . . . . .     36.6       43.7
     Net income . . . . . . . . . . . . . . . . . .       13.3       16.8

(4) The Company's provisions for income taxes for the three and nine months ended September 30, 1996 and 1995 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a) state income taxes, b)foreign rates which differ from those in the U.S., and c) realization of certain business tax credits, including foreign tax credits and research and development credits.

(5)  Following is a summary of notes payable and long-term debt:

                                          September 30, 1996  December 31, 1995
                                         ------------------   ------------------
                                         Current Long-Term    Current  Long-Term
                                          -------  --------   -------  ---------
DEBT                                              (millions of dollars)
Bank borrowings and other . . . . .   $ 22.9   $ 278.1        $ 24.5   $  19.5
Bank term loans due through 2001 (at
an average rate of 5.6% at September,
1996 and December, 1995) . . . . . .    20.0      68.2           6.9      77.7
Capital lease liability . . . . . . .    0.1       5.7           0.2       5.9
                                      --------   -------        ------  ------
     Total notes payable and
       long-term debt . . . . . . .   $ 43.0  $  352.0        $ 31.6   $ 103.1
                                     =========  =======       =======  =======

At September 30, 1996, the Company utilized $230 million of a $300 million revolving credit facility, which was totally unused at December 31, 1995. This facility remains fully available through December 31, 1999. On October 10, 1996, the Company amended its existing revolving credit facility. Major changes include increasing the amount of the facility from $300 million to $350 million, extending the maturity of the facility from 1999 to 2001, and releasing the subsidiaries' guaranties of the credit facility.

The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional foreign indebtedness.

Bank term loans totaling $88.2 million have maturities of $24.9 million in 1997, $30.0 million in 1998, $6.7 million in 1999, $13.3 million in 2000, and $13.3 million in 2001.

On November 5, 1996, the Company issued $150 million 7.0% Senior Notes due 2006. Interest is payable semiannually on May 1 and November 1. The notes are unsecured, not redeemable prior to maturity and do not require a sinking fund. The Company will use the proceeds to pay down borrowings under the revolving credit facility.

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

Based on information available to the Company, which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; estimated legal fees and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at September 30, 1996 of approximately $9.5 million. The Company expects this amount to be expended over the next three to five years.

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

As of September 30, 1996, the Company had sold $100 million of receivables under an $102 million Receivables Transfer Agreement for face value without recourse. The Company had sold receivables aggregating $85.6 million under similar facilities at December 31, 1995.

(7) On June 17, 1996, the Company purchased the operations and substantially all of the operating assets of three of Coltec Industries' automotive OEM
Businesses: Holley Automotive, Coltec Automotive and Performance Friction Products. Under the terms of the agreement, the Company paid $283 million in cash for the businesses. This acquisition was financed under the Company's revolving credit facility. These businesses reported combined sales of $255 million in 1995.

(8) On October 21, 1996, the Company entered into an agreement to sell its North American manual transmission manufacturing business located in Muncie, Indiana, to Transmissions Y Equipos Mecanicos S.A. De C.V. (Tremec). Under the terms of the agreement, the Company will receive $20 million in cash at closing for certain assets of the business plus approximately $20 million during the transition period for the value of the inventory and certain services to be provided. Consummation of the transaction is subject to the expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as satisfaction of certain other customary conditions. As a result of the transaction, the Company currently expects to take a one-time after-tax charge of $35 million, or $1.50 per share, in the fourth quarter of 1996. This charge includes costs associated with the sale of the assets; costs necessary to supply existing customers while the business is transferred to its new location; and costs related to reconfiguring the Company's Muncie, Indiana operation. The Company expects that a substantial portion of the proceeds from the sale will be reinvested in the Muncie plant's remaining four-wheel drive transfer case manufacturing operation.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Borg-Warner Automotive, Inc. (the "Company") operates as a leading, global Tier I supplier primarily to original equipment manufacturers (" OEMs") of passenger cars, sport utility vehicles and light trucks in the North American, European and Asian markets offering a wide variety of highly engineered systems and components, primarily related to drivetrain applications such as automatic transmission components, four-wheel drive ("4WD") transfer cases, automotive chain and chain systems, engine timing components and systems, sensors, valves, throttle bodies and other engine and fuel system control devices. The Company also manufactures manual transmissions, but recently reached an agreement to sell its North American manual transmission business.

The following discussion covers the results of operations for the three and nine months ended September 30, 1996 and 1995 and financial condition as of September 30, 1996 and December 31, 1995.

RESULTS OF OPERATIONS

The Company's products fall into four operating groups: Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems (formerly known as Control Systems). Net sales by operating group for the three and nine months ended September 30, 1996 and 1995 are as follows (in millions of dollars):

                                           Three Months      Nine Months
                                              Ended           Ended
                                           September 30,     September 30,
                                          ---------------     --------------
                                            1996    1995      1996    1995
                                           -----   -----      -----  ------
Powertrain Systems . . . . . . . . . .   $ 125.1  $118.8  $  411.0  $ 410.4
Automatic Transmission Systems . . . .     116.9   106.7     365.1    326.2
Morse TEC . . . . . . . . . . . . . . .     68.1    55.8     204.8    193.8
Air/Fluid Systems . . . . . . . . . . .     87.0    25.6     165.4     78.6
                                           -----   ------   -------  -------
                                           397.1    306.9    1,146.3 1,009.0
Intergroup eliminations . . . . . . . .     (9.4)   (8.4)     (27.9)  (26.7)
                                           ------   ------   -------  -------
Net sales . . . . . . . . . . . . . . . $   387.7 $ 298.5   $1,118.4 $ 982.3
                                           ====== =======   ======== ========

THIRD QUARTER ENDED SEPTEMBER 30, 1996

Sales for the quarter ended September 30, 1996 were up 30% from the same period in the prior year with all operating groups experiencing sales growth. Strong sales of engine timing chain systems, transmission chain, 4WD transfer cases, automatic transmission components and air management devices drove the increase for the quarter. Revenue growth continued from the Company's presence on sport-utility vehicles and light trucks, which are growing at a rate in excess of the overall automotive marketplace. Of the quarterly sales increase, $55 million was contributed by the Coltec businesses (see below), acquired in June 1996, and $3.7 million was contributed by France's Societe de l'Usine de la Marque ("SUM") acquired at the end of 1995. Both of these businesses are included in the Air/Fluid Systems operating group. Powertrain Systems revenue growth has been offset by a $6.7 million decrease in sales versus 1995 in the manual transmission business due to the loss of the General Motors S-Truck manual transmission business in the summer of 1995 (see Other for a discussion of the Company's recent announcement of an agreement to sell the manual trans-mission business). The manual transmission business had total sales of $21.2 million for the quarter ended September 30, 1996 compared to $27.9 million for the quarter ended September 30, 1995. Automatic Transmission Systems sales increased 10%, principally from gains in the U.S. and Korea. Morse TEC sales rose 22%, reflecting increased sales of engine timing systems and MORSE GEMINI TM Transmission Chain Systems to GM. Air/Fluid Systems sales, excluding acquisitions, rose 11%, with increased sales of its various valve products.

For the quarter ended September 30, 1996, the Company reported net earnings of $18.8 million, an increase of $5.6 million or 42% compared to $13.2 million for the same period of 1995. The increase was primarily the result of increased sales volume and an improvement in gross profit margin from 19.3% in the third quarter of 1995 to 20.5% for the same period of 1996. Productivity gains and cost reduction efforts contributed to the gross margin improvement. These increases were offset by the increases in goodwill amortization from acquisitions, interest related to financing the Coltec acquisition and an increase in operating loss from the manual transmission business. In addition, the Company's results were affected by start-up problems with new OEM engine and transmission programs in Europe.

For the three months ended September 30, 1996 and 1995, the Company's portion of NSK-Warner's earnings were $3.4 million and $4.5 million, respectively. NSK-Warner earnings are down due to a weakening of the yen against the dollar and a decline in yen denominated sales as a result of a softening in the Japanese market.

The Company's income taxes are based upon estimated annual tax rates for the year. In the third quarter of 1996, the Company realized certain tax credits related to research and development programs and foreign operations. These realized credits resulted in the effective income tax rate for the third quarter of 1996 being lower than the standard federal and state tax rates. In 1995, the Company also realized similar types of credits, which because of lower levels of pretax income, had a greater impact on the tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1996

Sales increased 14% in the first nine months of 1996 to $1,118.4 million from $982.3 million in the first nine months of 1995. Adjusted for the effect of the manual transmission business decline and the impact of acquisitions, sales for the Company's core businesses increased 9%, compared with North American production which was flat, Japanese production which declined by approximately 2% and a European market which increased by approximately 7%. The overall sales gain, primarily driven by increased volume, resulted in a $24 million increase in gross profit for the nine months ended September 30, 1996.

Powertrain Systems sales were flat compared to the prior year due to a decrease of 34% or $41.6 million in the manual transmission business as a result of the loss of the GM business previously mentioned as well as a decline in sales of sporty cars which feature the Company's five and six-speed manual transmissions. This decline was offset by a 14% volume increase in transfer case applications primarily as a result of continued market penetration, particularly in the light truck area. Automatic Transmission Systems sales increased 12% due to the acquisition of the Precision Forged Products Division at the end of April 1995, which accounts for 7% of the increase, increased content in certain automatic transmissions and volume increases by the Company's OEM customers. Morse TEC sales increased 6% due to increased volume from new timing chain system applications on overhead cam engines for passenger cars and light trucks and the initial sales of MORSE GEMINI TM Transmission Chain Systems to GM offset by a sluggish Japanese market. Air/Fluid Systems sales increased 110.6% or $86.9 million which includes a contribution of $63.9 million and $12.3 million related to the Coltec and SUM businesses, respectively. Excluding these acquisitions, Air/Fluid Systems sales increased 13.5% primarily due to volume increases of various solenoids and valves, particularly in Chrysler applications.

The Company has increased its spending on research and development by $5.6 million and $10.2 million for the three and nine months ended September 30, 1996, respectively, due to additional spending related to the Coltec businesses and to maintain and expand its technological expertise in both product and process in all of the Company's core businesses.

As mentioned, in the third quarter of 1996, the Company realized certain tax credits related to its research and development programs. Additionally, in the first nine months of 1996, the Company realized certain tax credits related to its foreign operations. These realized credits resulted in the effective income tax rate for the first nine months of 1996 being lower than the standard federal and state tax rates. The Company's effective tax rate was also lower than the standard federal and state tax rates in 1995 as the Company benefited from research and development tax credits in 1995 as well.

For the nine months ended September 30, 1996 and 1995, the Company's portion of NSK-Warner's earnings were $10 million and $14.7 million, respectively. The decline is due to decreasing sales volume and weakening of the yen by approximately 16% against the dollar.

For the first nine months of 1996, the Company reported an increase in net earnings of $1.1 million over $51.8 million for the same period of 1995. The increase can be primarily attributed to increased sales volume in core operations offset by larger operating losses from the manual transmission business, lower earnings from the NSK-Warner joint venture and the start up problems in Europe referred to earlier.

FINANCIAL CONDITION AND LIQUIDITY

The addition of the former Coltec businesses accounted for the majority of the changes in the September 30, 1996 consolidated balance sheet as compared with December 31, 1995. Working capital increased $26.2 million at September 30, 1996 from December 31, 1995. The majority of the working capital increase was related to an increase in accounts receivable partially offset by an increase in accounts payable and accrued expenses. The increase is attributable to higher sales and to the Coltec acquisition. Property, plant and equipment and the related accumulated depreciation declined due to the write-off of certain fully depreciated assets acquired in the 1987 leveraged buyout. Investments and advances declined slightly despite current year earnings because of the impact of the change in currency rates on the Company's Japanese joint venture and dividends. Goodwill increased approximately $240 million as a result of the Coltec acquisition.

For the nine months ended September 30, 1996, $73.6 million of cash was provided by operations principally as a result of earnings and non-cash expenses offset by increased working capital, consisting primarily of an increase in accounts receivable and inventory, offset by an increase in accounts payable and accrued expenses. Goodwill amortization increased in the third quarter of 1996 compared to 1995 as a result of the Coltec and SUM acquisitions. Capital spending was slightly higher in the third quarter of 1996 compared to 1995. The Company anticipates that capital spending for full-year 1996 will be slightly higher than full-year 1995 levels as a result of the Coltec acquisition and increased spending on major projects primarily to increase capacities.

As of September 30, 1996, the Company had sold $100 million of receivables under an $102 million Receivables Transfer Agreement for face value without recourse. The Company had sold receivables aggregating $85.6 million under similar facilities at December 31, 1995.

The acquisition of the operations and substantially all of the operating assets of the former Coltec businesses accounted for an outflow of $287.8 million. The Company paid $283 million in cash for the businesses and assumed certain liabilities of Coltec. This acquisition was initially financed by the Company's utilization of $260 million of the $300 million revolving credit facility and $23 million of borrowings under various money market facilities. As discussed in Note 5, in November 1996, the Company issued $150 million 7.0% Senior Notes due 2006. The Company will use the proceeds to pay down borrowings under the revolving credit facility. Had the Senior

Notes been in place for the entire third quarter of 1996, interest expense would have been approximately $240,000 higher than that reported.

The Company believes that working capital will be reduced in the remainder of 1996 and that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for the remainder of 1996.

OTHER

On October 21, 1996, the Company entered into an agreement to sell its North American manual transmission manufacturing business located in Muncie, Indiana, to Transmisiones Y Equipos Mecanicos S.A. De C.V. (Tremec). Under the terms of the agreement, the Company will receive $20 million in cash at closing for certain assets of the business plus approximately $20 million during the transition period for the value of the inventory and certain services to be provided. Consummation of the transaction is subject to the expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as satisfaction of certain other customary conditions. As a result of the transaction, the Company currently expects to take a one-time after tax charge of $35 million, or $1.50 per share, in the fourth quarter of 1996. This charge includes costs associated with the sale of the assets; costs necessary to supply existing customers while the business is transferred to its new location; and costs related to reconfiguring the Company's Muncie, Indiana operation. The Company expects that a substantial portion of the proceeds from the sale will be reinvested in the Muncie plant's remaining 4WD transfer case manufacturing operation.

The decision to sell the business resulted from the recognition that all major North American OEMs have allied suppliers for their significant rear-wheel drive manual transmission applications, which left only one niche open to the Company in North America. The business lost money in 1995, on an operating basis, as a result of declining volumes, due both to the loss of the GM truck business in the third quarter 1995 and lower volume in the Company's only remaining niche - sporty and performance cars. The sales decline continued in 1996. For the quarter and the nine months ended September 30, 1996, sales were $21.2 million and $79.8 million, respectively, as compared with $27.9 million and $121.4 million for the comparable 1995 periods. This business lost money on an operating basis for the three and nine months ended September 30, 1996. The swing in operating results for the manual transmission business resulted in a reduction in earnings of $.04 per share for the third quarter and $.28 per share year-to-date. Despite the sale of the North American business, the Company plans to continue to implement its strategy to capitalize on manual transmission opportunities in developing markets in Asia.

In July of 1996, a secondary offering of 3.25 million shares of the Company's common stock was completed by certain affiliates of Merrill Lynch Capital Partners, Inc. ("MLCP") who participated in the 1987 leverage buyout of Borg-Warner Corporation. An additional 487,800 shares of common stock were sold to the underwriters in August, 1996 upon exercise of the greenshoe option. As a result of the offering, voting power of certain affiliates of MLCP was reduced to approximately 23%. The Company received no proceeds from this offering.

On June 17, 1996, the Company purchased the operations and substantially all of the operating assets of three of Coltec Industries' automotive OEM businesses:
Holley Automotive, Coltec Automotive and Performance Friction Products. These businesses reported combined sales of $255 million in 1995. The Coltec businesses had sales of $55 million for the quarter ended September 30, 1996. For 1996, the Company expects that the sales contribution from the Coltec businesses will be less than their 1995 sales because of the timing of certain new and expiring programs.

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

On October 18, 1996, the Company declared a $0.15 per share dividend to be paid on November 15, 1996 to shareholders of record on November 1, 1996.

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

          Inapplicable

Item 5.   OTHER INFORMATION

          Inapplicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  EXHIBITS

               10.1 Replacement and Restatement Agreement dated as of October
                    10, 1996 of the Credit Agreement dated as of December 7, 1994 as amended.

               27.0 Financial data schedule

               (b)  REPORTS ON FORM 8-K
                    A report on Form 8-K dated June 17, 1996 was filed with the Commission under Item 2, acquisition or disposition of assets on July 2, 1996.

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                            BORG-WARNER AUTOMOTIVE, INC.

                                            (Registrant)


                                          By    /s/ WILLIAM C. CLINE
                                            ----------------------------
                                                    WILLIAM C. CLINE



                                                   William C. Cline

                                          Vice President and Controller

                                          (Principal Accounting Officer)



Date: November 14, 1996