Form 10-K
period 1996-12-31
BORG WARNER AUTOMOTIVE INC
filed 1997-03-21
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-K
                    Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1996 Commission file number: 1-12162

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

              Securities registered pursuant to Section 12(b)of the Act:

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

     The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on March 17, 1997 was approximately $932 million. As of March 17, 1997, the registrant had 23,611,972 shares of Common Stock and 59,000 shares of Non-Voting Common Stock outstanding.

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

                                                            Part of Form 10-K
                                                            into which
Document                                                    incorporated

Borg-Warner Automotive, Inc. 1996 Annual Report to Stockholders Parts II and IV Borg-Warner Automotive, Inc. Proxy Statement for the 1997
  Annual Meeting of Stockholders                                 Part III

                                         BORG-WARNER AUTOMOTIVE, INC.

                                                   FORM 10-K

                                         YEAR ENDED DECEMBER 31, 1996

                                                     INDEX


Item
Number                                                                     Page

                                                                 PART I

1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .  11
4.   Submission of Matters to a Vote of Security Holders . . . . . . . . .  11

                                                    PART II

5.   Market for the Registrant's Common Equity and Related Stockholder
     Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12
6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . .12
7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .12
8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . .12
9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . 12

                                                   PART III

10.  Directors and Executive Officers of the Registrant . . . . . . . . . . 13
11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . 13
12.  Security Ownership of Certain Beneficial Owners and Management . . . . 13
13.  Certain Relationships and Related Transactions . . . . . . . . . . . . 13

                                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . 13

/TABLE

                                                    PART I


Item 1.  Business

     Borg-Warner Automotive, Inc. (the "Company") is a leading, global Tier I supplier of highly engineered systems and components, primarily for automotive powertrain applications. These products are manufactured and sold worldwide, primarily to original equipment manufacturers("OEMs") of passenger cars, sport utility vehicles and light trucks. The Company, which operates 36 manufacturing facilities in 12 countries serving the North American, European and Asian autom-otive markets, is an original equipment supplier to every major OEM in the world.

Company Business Units

     The Company's products fall into four categories: Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems (formerly known as Control Systems). Net revenues by product grouping for the three years ended December 31, 1996, 1995 and 1994, are as follows (in millions of dollars):


                                                   Year ended December 31,
                                                  ------------------------
                                                  1996      1995      1994
                                                  -----     -----     -----

Powertrain Systems                                $ 562.7  $ 544.8    $ 529.9
Automatic Transmission Systems                      481.8    454.4      378.5
Morse TEC                                           276.5    257.6      239.9
Air/Fluid Systems                                   258.8    107.6       97.3
                                                  1,579.8  1,364.4    1,245.6
                                                  -------   -------   -------
Interbusiness eliminations                         (39.7)    (35.3)    (22.2)
                                                   -------  -------   -------
Net sales                                         $1,540.1 $1,329.1  $1,223.4
                                                  ========  ========  ========

     The sales information presented above excludes the sales by the Company's unconsolidated joint ventures. See "Joint Ventures." Such sales totaled approxi-mately $430 million in 1996, approximately $394 million in 1995 and approximately $316 million in 1994.

     The Company conducts business in one industry segment. See Note 9 of the Notes to Consolidated Financial Statements on pages 29 and 30 of the Company's Annual Report.

Powertrain Systems

     Powertrain Systems products include four-wheel drive ("4WD") and all-wheel drive transfer cases.

     Transfer cases are installed primarily on light trucks and sport-utility vehicles. A transfer case attaches to the transmission and distributes torque to the front and rear axles for 4WD, improving vehicle control during off-road use and in a variety of road conditions. The Company has designed and developed an exclusive 4WD Torque-on-Demand[TM] ("TOD-TM") transfer case system, which allows vehicles to automatically shift from two-wheel drive to 4WD when electr-onic sensors indicate it is necessary. The TOD transfer case is available on the Ford Explorer, the best selling sport-utility vehicle in the United States in 1996, and the new Ford Expedition.

     Sales of 4WD transfer cases represented 30% of the Company's total revenues for 1996 and 1995 and 26% of total revenues for 1994. The Company believes that it is the world's leading independent manufacturer of 4WD transfer cases, producing approximately 961,000 transfer cases in 1996. The Company's largest customer of 4WD transfer cases is Ford Motor Company ("Ford"). The Company supplies substantially all of the 4WD transfer cases for Ford, including those installed in the Ford Explorer, the Ford Expedition and the Ford F-150 pick-up truck.

     On December 31, 1996, the Company completed the sale of Powertrain Systems' North American manual transmission manufacturing business to Transmisiones y Equipos Mecanicos S.A. de C.V. Under the terms of the agreement the Company received $20.3 million in cash at closing for certain assets of the business and will receive approximately $20 million during the transition period (which is expected to last 18 months during which the business will be transferred to its new location) for the value of inventory and certain services to be provided by the Company to the purchaser. The Company took a one-time after-tax charge of $35 million, or $1.49 per share, in the fourth quarter as a result of the sale.

     The Company has entered into an agreement with Mercedes-Benz Project, Inc., a subsidiary of Mercedes-Benz AG, for the Company to supply transfer cases for a new 4WD vehicle, which will be produced beginning in 1997 at Mercedes-Benz's new United States passenger-vehicle manufacturing facility. Under the five-year agreement, which has a three-year extension provision, the Company will develop the technology and supply Mercedes-Benz with new two-speed, electronically controlled, all-wheel drive transfer cases that are compatible with its anti-skid braking system. In 1995, the Company purchased a 211,000 square foot facility in Seneca, South Carolina, to serve as the production facility for manufacture of the Mercedes-Benz transfer case.

Automatic Transmission Systems

     The Company engineers and manufactures components for automatic transmissions and the systems which combine such components around the world. Principal product lines include friction plates, one-way clutches, transmission bands, races and torque converters for automatic transmissions. The Company is a supplier to virtually every major automatic transmission manufacturer in the world. The Company's 50%-owned joint venture in Japan, NSK-Warner Kabushiki Kaisha ("NSK Warner") is a leading producer of friction plates and one-way clutches in Japan.

Morse TEC

     Morse TEC manufactures chain and chain systems, including HY-VO(R), front-wheel drive transmission chain ("FWD") and 4WD chain, MORSE GEMINI(TM) Chain Systems, timing chain and timing chain systems, crankshaft and camshaft sprockets, chain tensioners and snubbers.

     HY-VO(R) chain is used in transmissions and for 4WD transfer case applications. Transmission chain is used to transfer power from the engine to the transmission. The Company's MORSE GEMINI(R) Chain System, which is used on Chrysler's LH models, emits significantly less chain pitch frequency noise than conventional transmission chain systems. In the 1997 model year, beginning in the third quarter of 1996, GM began incorporating this system in its FWD vehicles. The chain in a transfer case distributes power between the front and rear output shafts which, in turn, drive the front and rear wheels. The Company believes it is the world's leading manufacturer of chain for FWD transmissions and 4WD transfer cases. The Company is an original equipment supplier to every major manufacturer who uses chain for such applications.

     The Company's timing chain system is used on Ford's new family of overhead cam engines, including the Duratech and Triton engines. The Company recently announced that it had been selected to design and produce complete timing chain systems for Chrysler's new 2.7 liter and 4.7 liter overhead cam engines beginning in late 1997 and 1998, respectively. The Company believes that it is the world's leading manufacturer of timing chain.

Air/Fluid Systems

     Air/Fluid Systems designs and manufactures sophisticated mechanical, electro-mechanical and electronic components and systems used for engine air intake and exhaust management, fuel and vapor management, electronically controlled automatic transmissions and steering and suspension systems. Key products for engine air intake management produced by the Company include throttle bodies, intake manifolds, throttle position sensors, and complete engine induction systems. The Company's products for emissions control and improved gas mileage include mechanical and electrical air pumps, air control valves and pressure feedback exhaust gas re-circulation valves. The fuel management and vapor recovery products include roll valves,canister purge solenoids and complete vapor recovery systems. The Company also produces oil pumps.

     On June 17, 1996, the Company acquired the operations and substantially all of the assets of the Holley Automotive, Coltec Automotive and Performance Friction Products divisions (collectively, the "Coltec Divisions") of Coltec Industries Inc., ("Coltec ") for $283 million in cash (the "Coltec Acquisition"). The Coltec Divisions have a broad base of air and fluid management products, established OEM relationships, and three technologically advanced manufacturing facilities.



Joint Ventures

     The Company has seven joint ventures in which it has a less-than-100% ownership interest. Results from three of these ventures, in which the Company is the majority owner, are consolidated as part of the Company's results.
The Company's ownership interest in the remaining four joint ventures ranges from 39% to 50%. The results of NSK-Warner, Warner-Ishi Corporation, Beijing Warner Gear Co., Ltd. and Warner-Ishi Europe S.p.A. are reported using the equity method.

     In 1995, the Company entered into a joint venture with Divgi-Metalwares Ltd. ("Divgi") to produce transfer cases, manual transmissions and automatic locking hubs in India. The venture, named Divgi-Warner Limited, began operations in 1996 and is 60% owned by the Company and 40% owned by Divgi.

     Management of the unconsolidated joint ventures is shared with the Company's respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:


                                           Percentage
                                             Owned    Location   Joint   Final
                                 Year        by the      of      Venture  1996
Joint Venture    Products      Organized   Company   Operation  Partner  Sales
--------------   ------------  ---------- --------- ---------  --------  -----
Unconsolidated

NSK-Warner K.K.  Friction products  1964    50%    Japan   Nippon         $335
                                                            Seiko K.K.

Warner-Ishi      Turbo chargers     1980    50%    U.S.    Ishikawajima-   $17
 Corporation                                                Harima Heavy
                                                            Industries Co.,
                                                            Ltd.

Beijing Warner   Manual             1992    39%    China   Beijing Gear    $34
 Gear Co., Ltd.   transmissions                              Works

Warner-Ishi
 Europe, S.p.A.  Turbochargers      1995    50%   Italy    Ishikawajima-   $13
                                                             Harima Heavy
                                                             Industries Co.,
                                                             Ltd.
Consolidated

Borg-Warner
Automotive      Friction products  1987     60%  Korea     Hyundai Motor   $31
Korea, Inc.                                                 Company, NSK
                                                            Warner K.K.

Divgi-Warner
 Limited        Transfer cases,    1995     60%  India    Divgi Metalwares, N/A
                manual transmissions                       Ltd.
                and automatic
                locking hubs

Huazhong
[Automotive]    Manual             1995     60%  China   Shiyan Automotive   N/A
Transmission    Transmissions                             Transmission Factory
Company Ltd.


     See Note 9 of the Notes to Consolidated Financial Statements on pages 29 and 30 of the Company's Annual Report for geographic information.

Customers

     Approximately 84% of the Company's total sales in 1996 were to automotive OEMs, with the remaining 16% of the Company's sales to a diversified group of industrial, construction and agricultural vehicle manufacturers, auto part manufacturers and to distributors of automotive aftermarket and replacement parts.

     The Company's worldwide sales in 1996 to Ford and General Motors Corporation ("GM") constituted approximately 42% and 21% respectively, of its 1996 consolidated sales. Approximately 26% of consolidated sales for 1996 were outside the United States, including exports. However, a substantial portion of such sales were to foreign OEMs of vehicles that are, in turn, exported to the United States. See Note 9 of the Notes to Consolidated Financial Statements on pages 29 and 30 of the Company's Annual Report.

     The Company's automotive products are sold directly to OEMs pursuant to the terms and conditions of the OEMs' purchase orders, and deliveries are subject to periodic authorizations based upon the production schedules of the OEMs. The Company ships its products directly from its plants to the OEMs.

Sales and Marketing

      Each of the Company's four business groups has its own sales function headed by a Vice President of Sales. Account executives for each group are assigned to service specific OEM customers for one or more of a business group's products. Such account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business. Because of their close relationship with the OEMs, account executives are able to identify and meet customers' needs based upon their knowledge of the Company's products and design and manufacturing capabilities. Upon securing a new order, account executives are responsible for negotiating the terms of the purchase contract.

Research and Development

     Each of the Company's business groups has its own research and development ("R&D") organization. Over 400 employees, including engineers, mechanics and technicians, are engaged in R&D activities at Company facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life testing and dynamometer laboratories.

     By working closely with the OEMs and anticipating their future product needs, the Company's R&D personnel conceive, design, develop and manufacture new proprietary automotive components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to obtain new orders from its OEM customers.

     Consistent with its strategy of developing technologically innovative products, the Company spent approximately $54.4 million, $36.7 million and $33.8 million in 1996, 1995 and 1994, respectively, on R&D activities. Not included in the reported R&D activities were customer-sponsored R&D activities that were approximately $10 million, $11.3 million and $11.2 million in 1996, 1995 and 1994, respectively.

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

     The "BorgWarner Automotive" trade name, and the housemark adopted in 1984 are material to the Company's business. The Company and Borg-Warner Security Corporation ("BW-Security") have entered into an Assignment of Trademarks and License Agreement (the "Trademark Agreement") whereby BW-Security assigned certain trademarks and trade names (including the "BorgWarner Automotive" trade name) to the Company (which trademarks and trade names had been previously licensed to the Company) for use in the automotive field. Pursuant to the Trademark Agreement, the Company agreed to pay an additional $7.5 million to BW-Security upon the occurrence of certain events, including a change of control of the Company.

Competition

     The Company competes worldwide with a number of other manufacturers and distributors which produce and sell similar products. Price, quality and technological innovation are the primary elements of competition. The Company's competitors include vertically integrated units of the Company's major OEM customers, as well as number of independent domestic and international suppliers. Many of these companies are larger and have greater resources than the Company.

     A number of the Company's major OEM customers manufacture for their own use, products which compete with the Company's products. Although these OEM customers have indicated that they will continue to rely on outside suppliers, the OEMs could elect to manufacture products to meet their own requirements or to compete with the Company. There can be no assurance that the Company's business will not be adversely affected by increased competition in the markets in which it operates.

     The competitive environment has changed dramatically over the past few years as the Company's traditional United States OEM customers, faced with intense international competition, have expanded their worldwide sourcing of components with the stated objective of better competing with lower-cost imports. As a result, the Company has experienced competition from suppliers in other parts of the world enjoying economic advantages such as lower labor costs, lower health care costs and, in some cases, export subsidies and/or raw materials subsidies.

Employees

     As of December 31, 1996, the Company and its consolidated subsidiaries had approximately 9,800 salaried and hourly employees (as compared with 8,600 employees at December 31, 1995), of which approximately 8,200 were U.S. employees. Approximately 43% of the Company's domestic hourly workers are unionized. The Company's Muncie, Indiana plant has approximately 1,663 employees represented by the United Auto Workers union. Approximately 816 hourly employees at the Company's Ithaca, New York, plant are represented by the International Association of Machinists. The collective bargaining agreement covering the Muncie Plant expires in March 1998 and the collective bargaining agreement covering the Ithaca plant expires in October 1998. Pursuant to the requirements of the National Labor Relations Act, a union representation election involving approximately 630 hourly workers at the Company's Bellwood, Illinois facility was held on June 14, 1996. A majority of the hourly workers voting in the election voted against union representation. The labor organization appearing on the ballot was the UAW. The hourly workers at the Company's European facilities are also unionized. The Company believes its present relations with employees to be satisfactory.

Raw Materials

     The Company believes that its supplies of raw materials for manufacturing requirements in 1997 are adequate and are available from multiple sources. It is common, however, for customers to require their prior approval before certain raw materials or components can be used, thereby reducing sources of supply that would otherwise be available. Manufacturing operations are dependent upon natural gas, fuel oil, propane and electricity.

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

     The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its financial position or future operating results, although no assurance can be given in this regard. Capital expenditures and expenses in 1996 attributable to compliance with such legislation were not material.

     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at 27 hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocated share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site and the characteristics of the waste material.

     Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities in the aggregate amount of approximately $8.9 million at December 31, 1996. The Company expects this amount to be expended over the next three to five years.

     In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. The Company has been advised that BW-Security believes that the Company is responsible for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $1.6 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million with respect to the principal portion of such environmental matters. Although there can be no assurance, based upon information currently available to the Company, the Company does not believe that it is required to indemnify BW-Security under the Distribution and Indemnity Agreement with respect to such liabilities. The parties have agreed to submit this matter to binding arbitration which is expected to be completed during 1997. The Company does not currently have information sufficient to determine what its liability would be if it is ultimately determined that it is required to indemnify BW-Security with respect to such liabilities.

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

Executive Officers

     Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 17, 1997.


Name                     Age  Position with Company
-----                    ---- ----------------------

John F. Fiedler          58   Chairman and Chief Executive Officer
Robin J. Adams           43   Vice President and Treasurer
William C. Cline         47   Vice President and Controller
Gary P. Fukayama         49   Executive Vice President
Christopher A. Gebelein  50   Vice President--Business Development
Laurene H. Horiszny      41   Vice President, Secretary and General Counsel
Geraldine Kinsella       49   Vice President--Human Resources
Fred M. Kovalik          59   Executive Vice President
Ronald M. Ruzic          58   Executive Vice President
Robert D. Welding        48   Vice President


     Mr. Fiedler has been Chairman of the Board of Directors since March 1996 and has been Chief Executive Officer of the Company since January 1995. He was President from June 1994 to March 1996. He was Chief Operating Officer from June 1994 to December 1994. Mr. Fiedler was Executive Vice President of Goodyear Tire & Rubber Company in charge of the North American Tire division, from 1991 to 1994. He is a director of Navistar International Corporation.

     Mr. Adams has been Vice President and Treasurer of the Company since May 1993. He was Assistant Treasurer of the Company from 1991 to 1993.

     Mr. Cline has been Vice President and Controller of the Company since May 1993. He was Assistant Controller of BW-Security from 1987 to 1993.

     Mr. Fukayama has been Executive Vice President of the Company since November 1992. He has been Group President of Borg-Warner Automotive Air/Fluid Systems Corporation since May 1996. He was President and General Manager of Borg-Warner Automotive Automatic Transmission Systems Corporation from January 1995 to April 1996. He was President and General Manager of Borg-Warner Automo-tive Transmission & Engine Components Corporation, Automatic Transmission Systems from November 1992 to December 1994. He was President and General Manager of the Friction Products Business Group of Borg-Warner Automotive Transmission & Engine Components Corporation from February 1991 to October
1992.

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

     Mr. Welding has been Vice President of the Company and President of Borg-Warner Automotive Automatic Transmission Systems Corporation since May 1996.
He was Vice President - Operations of Borg-Warner Automotive Automatic Transmission Systems Corporation, Bellwood Plant, from November 1993 to May1996. He was Vice President - Operations of Borg-Warner Automotive Automatic Transmi-ssion Systems Corporation, Frankfort Plant, from November 1990 to October 1993.

Item 2.  Properties

     The Company's 36 manufacturing facilities are strategically located in the United States, two facilities in Germany, Japan, India, China and Italy, and one facility in each of Canada, France, Korea, Taiwan and Wales. The Company also has numerous sales offices, warehouses and technical centers. The Company's executive offices, which are leased, are located in Chicago, Illinois. In general, the Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

     The Coltec Acquisition increased by three the number of manufacturing facilities the Company operates by adding new facilities in Mississippi, Oklahoma and Texas.

     The following is additional information concerning the major manufacturing plants operated by the Company and its consolidated subsidiaries. Unless otherwise noted, these plants are owned by the Company.

                                                                    1996
                                                                    Percent of
                                                                    Capacity
          Locations                                                 Utilization
          --------------------------------------------------------- (1)(2)

U.S.:     Blytheville, Arkansas (leased); Bellwood, Dixon and
          Frankfort, Illinois; Muncie,  Indiana; Sterling Heights,
          Coldwater, Livonia and Romulus, Michigan; Water Valley,
          Mississippi, Ithaca, New York; Gallipolis, Ohio;
          Cary, North Carolina; Seneca, South Carolina and
          Longview, Texas (leased).                                    97%

Non-U.S.: Canada, China, France, Germany, Italy (leased),
          India, Japan, Korea, Taiwan and Wales                        76%


(1) The figure shown in each case is a weighted average of the percentage utilization of each major plant within the category, with an individual plant weighted in proportion to the number of employees employed when such plant runs at 100% capacity. Capacity utilization at the 100% level is defined as operating five days per week, with two eight-hour shifts per day and normal vacation schedules.

(2)  The table excludes joint ventures owned 50% or less.

Item 3.  Legal Proceedings

     The Company is presently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In certain such actions, plaintiffs request punitive or other damages that may not be covered by insurance. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements inaccordance with generally accepted accounting principles. These provisions include both legal fees and possible outcomes of legal proceedings.

     Centaur Insurance Company ("Centaur"), a discontinued property and casualty insurance subsidiary and a wholly owned subsidiary of BW-Security, ceased writing insurance in 1984 and has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise liabilities at an aggregate level that is not in excess of Centaur's assets. In rehabilitation, Centaur's assets are currently being used to satisfy claim liabilities under direct insurance policies written by Centaur. Any remaining assets will be applied to Centaur's obligations to other insurance companies under reinsurance contracts. The foregoing has resulted in several lawsuits seeking substantial dollar amounts being filed against BW-Security, and in some cases the Company, for recovery of alleged damages from the failure of Centaur to satisfy its reinsurance obligations. All of these lawsuits, except one to which the Company is not currently a party, have been settled. The defense of this litigation is being managed by BW-Security and the Company is indemnified by BW-Security for any losses or expenses arising out of the litigation.

     It is the opinion of the Company that the various asserted claims and litigation in which the Company is currently involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such claim or litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders of the Company during the fourth quarter of 1996.

                                       PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company's Common Stock is listed for trading on the New York Stock Exchange. As of March 17, 1997, there were approximately 139 holders of record of Common Stock.

     Eight times during the last two fiscal years, the Company has paid cash dividends on its Common Stock and Non-Voting Common Stock. A quarterly dividend of $.15 per share was paid on February 15, May 15, August 15 and November 15, 1995, and February 15, May 15, August 15 and November 15, 1996. While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.

     High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 1995 and 1996 were:

Quarter ended                                     High           Low

March 31, 1995                                    $26.125        $22.375
June 30, 1995                                     $29.375        $23.500
September 30, 1995                                $33.875        $28.500
December 31, 1995                                 $32.250        $27.625
March 31, 1996                                    $33.625        $28.375
June 30, 1996                                     $43.000        $33.625
September 30, 1996                                $40.375        $34.000
December 31, 1996                                 $40.875        $33.250
/TABLE

Item 6.  Selected Financial Data

     The Selected Financial Data for the five years ended December 31, 1996 with respect to the following line items set forth on page 35 of the Company's Annual Report is incorporated herein by reference and made a part of this report: Net sales; earnings (loss) before cumulative effect of accounting change; earnings
(loss) per share before cumulative effect of accounting change; total assets; total debt; and cash dividend declared per share. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 14 through 19 in the Company's Annual Report are incorporated herein by reference and made a part of this report.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements (including the notes thereto) of the Company and the Independent Auditors' Report as set forth on pages 20 through 34 in the Company's Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1996 and 1995 is set forth in Note 11 of the Notes to Consolidated Financial Statements on page 32 of the Company's Annual Report. For a list of financial statements filed as part of this report, see Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" beginning on page 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.
                                       PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to directors and nominees for election as directors of the Company under the caption "Election of Directors" on pages 1 through 3 of the Company's Proxy Statement and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report. Information with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.  Executive Compensation

     Information with respect to compensation of executive officers and directors of the Company under the captions "Compensation of Directors"on pages 4 and 5 of the Company's Proxy Statement and "Executive Compensation," "Stock Options," "Long-Term Incentive Plans," "Employment Agreements" and "Compensation Committee Interlocks and Insider Participation" on pages 6 through 10 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership by persons known to the Company to beneficially own more than five percent of the Company's Common Stock, by directors and nominees for directors of the Company and by all directors and executive officers of the Company as a group under the caption "Stock Ownership" on page 5 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.
Item 13.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions under the captions "Compensation Committee Interlocks and Insider Participation" on page 10 of the Company's Proxy Statement and "Certain Relationships and Related Transactions" on pages 14 through 15 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1. The following consolidated financial statements of the Company on pages 20 through 34 of the Company's Annual Report are incorporated herein by reference:

          Independent Auditors' Report

          Consolidated Statements of Operations--years ended December 31, 1996, 1995 and 1994

          Consolidated Balance Sheets--December 31, 1996 and 1995

          Consolidated Statements of Cash Flows--years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity--years ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          2. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and there fore have been omitted.

          3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on page A-1.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1996.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BORG-WARNER AUTOMOTIVE, INC.

                                   By:  /s/  John F. Fiedler
                                        ----------------------------
                                        JOHN F. FIEDLER
                                        Chairman and Chief Executive Officer
                                        Date: March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of March, 1997.

Signature Title

/s/  John F. Fiedler                              Chairman of the Board of
----------------------                            Directors and Chief Executive
JOHN F. FIEDLER                                   Officer
                                                  (Principal Executive Officer)

/s/  Robin J. Adams                               Vice President and Treasurer
----------------------                            (Principal Financial Officer)
ROBIN J. ADAMS

/s/  William C. Cline                             Vice President and Controller
------------------------                          (Principal Accounting Officer)
WILLIAM C. CLINE

/s/       *
------------------------                          Director
Albert J. Fitzgibbons, III

/s/       *                                       Director
-----------------------
Paul E. Glaske

/s/       *
-----------------------                           Director
Ivan W. Gorr

/s/       *
-----------------------                           Director
James J. Kerley

/s/       *
-----------------------                           Director
Alexis P. Michas

/s/       *                                       Director
-----------------------
Donald C. Trauscht

/s/       *                                       Director
-----------------------
Jere A. Drummond

/s/  John F. Fiedler                              As attorney-in-fact for the
-----------------------                           Directors marked by an
JOHN F. FIEDLER                                   Asterisk.
                                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit   DOCUMENT DESCRIPTION                                            Page
Number    ---------------------                                           Number
 *3.1     Restated Certificate of Incorporation of the Company (incorpor ated by reference to Exhibit No. 3.1 of the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1993).

 *3.2 By-laws of the Company (incorporated by reference to Exhibit No. 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1993).

*4.1 Indenture, dated as of November 1, 1996, between Borg-Warner Automo-tive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No.4.1 to Registration Statement No. 333-14717).

*10.1     Credit Agreement dated as of December 7, 1994 among Borg-Warner
          Automotive, Inc., as Borrower, the Lenders listed therein, as Lenders, Chemical Bank and the Bank of Nova Scotia, as Co-Arrangers, Chemical
          Bank, as Administrative Agent and The Bank of Nova Scotia as Document-ation Agent (incorporated by reference to Exhibit No. 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1994).

*10.2     First Amendment of Credit Agreement dated as of December 15, 1995
          (incorporated by reference to Exhibit 10.2 of the Company's Annual
          Report on Form 10-K for the year ended December 31, 1995).

10.3      Second Amendment of Credit Agreement dated as of January 16, 1996.

*10.4 Replacement and Restatement Agreement dated as of October 10, 1996 to the Credit Agreement dated as of December 7, 1994 (incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended September
          30,1996).

*10.5     Distribution and Indemnity Agreement dated January 27, 1993 between
          Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation
          (incorporated by reference to Exhibit No.10.2 to Registration State-ment No.33-64934).

*10.6     Tax Sharing Agreement dated January 27, 1993 between Borg-Warner
          Automotive, Inc. and Borg-Warner Security Corporation(incorporated by reference to Exhibit No. 10.3 to Registration Statement No.33-64934).

+*10.7    Borg-Warner Automotive, Inc. Management Stock Option Plan, as amended
          (incorporated by reference to Exhibit No. 10.6 to Registration
          Statement No. 33-64934).

+*10.8 Borg-Warner Automotive, Inc. 1993 Stock Incentive Plan as amended effective November 8, 1995 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended
          December 31, 1995).

*10.9     Receivables Transfer Agreement dated as of January 28, 1994 among BWA
          Receivables Corporation, ABN AMRO Bank N.V. as Agent and the Program
          LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.12 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1993).

*10.10    First Amendment of Receivables Transfer Agreement dated as of December
          21, 1994 (incorporated by reference to Exhibit No. 10.11 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1994).

*10.11    Second Amendment of Receivables Transfer Agreement dated as of
          January 1, 1995 (incorporated by reference to Exhibit No. 10.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter ended March
          31, 1995).

*10.12    Third Amendment of Receivables Transfer Agreement dated as of
          October 23, 1995 (incorporated by reference to Exhibit No. 10.11 to the Company's Annual Report on Form 10-K for the year ended December
          31, 1995).

*10.13    Fourth Amemdment of Receivables Transfer Agreement dated as of June
          21, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

*10.14    Service Agreement, dated as of December 31, 1992, by and between Borg-
          Warner Security Corporation and Borg-Warner Automotive, Inc. (incor-porated by reference to Exhibit No.10.10 to Registration Statement
          No. 33-64934).

                                                                  Sequential
Exhibit                                                           Page
Number                                                            Number


+*10.15   Borg-Warner Automotive, Inc. Transitional Income Guidelines for
          Executive Officers amended as of May 1, 1989 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1993).

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

+*10.18  Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27,
          1993 as further amended and restated effective as of April 1, 1994
          (incorporated by reference to Exhibit 10.18 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1995).

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

+*10.23   Borg-Warner Automotive, Inc. Executive Stock Performance Plan
         (incorporated by reference to Exhibit No. 10.23 of the Company's
         Annual Report on Form 10-K for the year ended December 31, 1995).

*10.24 Agreement of Purchase and Sale dated as of May 31, 1996 by and among Coltec Industries Inc., Holley Automotive Group, Ltd., Holley Automo-tive Inc., Coltec Automotive Inc., and Holley Automotive Systems
          GmbH and Borg-Warner Automotive, Inc.,Borg-Warner Automotive Air/Fluid
          Systems Corporation and Borg-Warner Automotive Air/Fluid Systems
          Corporation of Michigan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated as of June 17,
          1996).

13.1 Annual Report to Stockholders for the year ended December 31, 1996 with manually signed Independent Auditors' Report. (The Annual
          Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).

21.1      Subsidiaries of the Company.

23.1      Independent Auditors' Consent.

24.1      Power of Attorney.

27.1      Financial Data Schedule.

99.1      Cautionary Statements.

---------------------------------------------------
</Table

*    Incorporated by reference.

+    Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).



