Form 10-Q
period 1997-03-31
BORG WARNER AUTOMOTIVE INC
filed 1997-05-12
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                         For the Quarter ended March 31, 1997

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

On April 30, 1997 the registrant had 23,615,744 shares of Common Stock and 59,000 shares of Series I Non-Voting Common Stock outstanding.

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                          THREE MONTHS ENDED MARCH 31, 1997

                                        INDEX

                                                     Page No.

PART I.   Financial Information

     Item 1.   Financial Statements

          Introduction . . . . . . . . . . . . . . . . . . . . 2

          Condensed Consolidated Balance Sheets at
               March 31, 1997 and December 31, 1996 . . . . . .3

          Consolidated Statements of Income for the three
               months ended March 31, 1997 and 1996 . . . . .  4

          Consolidated Statements of Cash Flows for the three
               months ended March 31, 1997 and 1996 . . . . . .5

          Notes to Consolidated Financial Statements .. . . . .6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . 10

PART II.  Other Information

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . .15

     Item 2.   Changes in Securities . . . . . . . . . . . . .16

     Item 3.   Defaults Upon Senior Securities . . . . . . . .16

     Item 4.   Submission of Matters to a Vote of
                    Security Holders . . . . . . . . . . . . .16

     Item 5.   Other Information . . . . . . . . . . . . . . .16

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . 17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .18

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                          THREE MONTHS ENDED MARCH 31, 1997

                                       PART I.

                                       ITEM 1.


           A.  Borg-Warner Automotive, Inc. and Consolidated Subsidiaries'
                                 Financial Statements

The financial statements of Borg-Warner Automotive, Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

BORG-WARNER AUTOMOTIVE, INC.             AND CONSOLIDATED SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (millions of dollars except share data)
                                   (Unaudited)

                                   March 31,      December 31,
ASSETS                             1997           1996
Cash and cash equivalents       $        13.2       $   11.5
Receivables                             144.9          124.6
Inventories                              98.6           91.1
Prepayments                              11.0            8.1
Deferred income tax asset                17.8           17.8
                                        -------        -------
        Total current assets            285.5          253.1
Property, plant, and equipment at cost  868.8          863.1
Less accumulated depreciation           336.7          328.9
                                        -------        -------
     Net property, plant and equipment  532.1          534.2
Investments and advances                135.0          135.9
Goodwill                                551.0          555.7
Deferred income tax asset                34.6           35.4
Other noncurrent assets                 110.5          109.3
                                        -------        -------
        Total other assets              831.1          836.3
                                        -------        -------
                                     $1,648.7       $1,623.6
                                    ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------
Notes payable                        $   36.7       $   38.0
Accounts payable and accrued expenses   291.8          269.3
Income taxes payable                     39.4           30.6
        Total current liabilities       367.9          337.9
Long-term debt                          264.0          279.3
Long-term retirement-related liabilities325.6          326.8
Other long-term liabilities              50.8           50.8
                                        -------        ------
        Total long-term liabilities     376.4          377.6
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued        --             --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued and outstanding
      shares of 23,611,972 in 1997        0.2            0.2
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; issued shares
      of 2,520,000 in 1997 and outstanding shares
      of 59,000 in 1997                    --             --
Capital in excess of par value          564.3          563.9
Retained earnings                        83.1           61.8
Currency translation adjustment           0.2           10.3
Minimum pension liability adjustment     (7.4)          (7.4)
                                        -------        -------
        Total stockholders' equity      640.4          628.8
                                        -------        -------
                                     $1,648.7       $1,623.6
                                   =============   ============

             See accompanying notes to consolidated financial statements

                                   BORG-WARNER AUTOMOTIVE, INC.
                                  AND CONSOLIDATED SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                    (millions of dollars except share data)

                                             Three Months Ended
                                                  March 31,
                                        ------------------------
                                             1997        1996
                                        ------------   -----------

Net sales                                    $  443.5     $ 348.9
Cost of sales                                   345.7       277.5
Depreciation                                     16.8        18.4
Selling, general and administrative expenses     36.0        30.8
Minority interest                                 0.7         0.7
Goodwill amortization                             4.1         2.6
Equity in affiliate earnings and other income    (4.0)       (4.1)
                                              ----------  ---------
     Earnings before interest and finance
       charges and income taxes                  44.2        23.0
Interest expense and finance charges              6.5         3.5
                                             ----------  ---------
          Earnings before income taxes           37.7        19.5
Provision for income taxes                       12.9         7.2
                                             ----------  ----------
                 Net earnings                 $  24.8     $  12.3
                                             ==========  ===========

Net earnings per share                       $   1.05     $  0.52
                                             ========== ===========

Average shares outstanding (thousands)         23,657      23,495
                                             ========== ===========

Dividends declared per share                 $  0.15     $   0.15
                                             ========== ===========

               See accompanying notes to consolidated financial statements

               BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               (millions of dollars)
                                                Three Months Ended
                                                     March 31,
                                                   --------------
                                                  1997        1996
                                                 ------      ------

Operating
Net earnings                                      $ 24.8 $  12.3
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
Non-cash charges (credits) to operations:
     Depreciation                                   16.8    18.4
     Goodwill amortization                           4.1     2.6
     Other, principally equity in affiliate earnings(3.9)   (3.7)
Changes in assets and liabilities:
Increase in receivables                            (23.7)  (21.5)
Increase in inventories                             (9.0)  (11.2)
(Increase)decrease in prepayments                   (3.2)    1.0
Increase in accounts payable and accrued
     expenses                                       25.4    14.5
Increase in income taxes payable                     8.9     0.7
Net change in other long-term assets and liabilities 0.3     4.0
                                                  -------   -------
     Net cash provided by operating activities      40.5    17.1
                                                  -------  --------
Investing
Capital expenditures                               (23.4)  (11.6)
Investment in affiliates                             -      (0.1)
Proceeds from other assets                           0.4     0.7
                                                  --------  --------
     Net cash used for investing activities       (23.0)   (11.0)
Financing
Net increase in notes payable                       0.1     13.9
Additions to long-term debt                          -       0.2
Reduction in long-term debt                       (12.4)   (12.9)
Proceeds from options exercised                     0.4      0.7
Dividends paid                                     (3.5)    (3.6)
                                                  --------  -------
     Net cash used for financing activities       (15.4)    (1.7)
Effect of exchange rate changes on cash and cash
  equivalents                                      (0.4)    (0.1)
                                                  --------  ------
Net increase in cash and cash equivalents           1.7      4.3
Cash and cash equivalents at beginning of year     11.5     12.1
                                                  --------  -----
Cash and cash equivalents at end of period        $13.2    $ 16.4
                                                  =======  ========
Supplemental Cash Flow Information
Net cash paid during the period for:
     Interest expense                             $ 4.1    $  3.7
     Income taxes                                   5.4       5.7

See accompanying notes to consolidated financial statements

              Borg-Warner Automotive, Inc. and Consolidated Subsidiaries
                         Notes to Consolidated Financial Statements
                                               (Unaudited)

(1) Research and development costs charged to expense for the three months ended March 31, 1997 were $13.6 million. Costs charged to expense for the three months ended March 31, 1996 were $11.7 million.

(2)  Inventories consisted of the following (millions of dollars):

                              March 31,      December 31,
                                1997             1996
                              ---------       ------------

     Raw materials             $ 40.7             $ 43.5
     Work in progress            44.3               30.9
     Finished goods              13.6               16.7
                              --------       -------------
       Total inventories       $ 98.6             $ 91.1
                              ========       =============

(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"),a joint venture based in Japan that manufactures automatic transmission components. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

     The Company's investment in NSK-Warner was $124.4 million at March 31, 1997 and $127.1 million at December 31, 1996. The decrease in the investment is due to the impact of the change in currency rates and dividends received.

     Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of March 31, 1997 and March 31, 1996 and statement of income data is presented for the three and twelve months ended March 31, 1997 and 1996. The Company's results include its share of NSK-Warner's results for the three months ended February 28, 1997 and 1996.


                                        March 31,  March 31,
                                          1997        1996
                                        --------- -----------
                                             (in millions)
     Balance Sheet
       Current assets                      $ 151.6     $ 156.5
       Noncurrent assets                     127.8       152.0
       Current liabilities (excluding debt)   80.9        85.8
       Noncurrent liabilities (excluding debt) 8.7        11.1
       Total debt                              7.4        22.7


                                        Three Months Ended
                                             March 31,
                                         ----------------
                                          1997      1996
                                         ------   -------
                                           (in millions)
     Statement of Income
     ----------------------
     Net sales                     $  75.7    $  76.6
       Gross profit                   21.0       24.4
       Net income                      8.2        8.5



                                    Twelve Months Ended
                                         March 31,
                                     1997       1996
                                   --------    --------
     Statement of Income                (in millions)
     ------------------------
     Net sales                     $ 296.5    $ 302.4
       Gross profit                   79.1       79.6
       Net income                     29.7       31.2

(4) The Company's provision for income taxes for the three months ended March 31, 1997 and 1996 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differs from the U.S. statutory rate primarily due to a)state income taxes, b)foreign rates which differ from those in the U.S., and c) realization of certain business tax credits, including foreign tax credits and research and development credits for 1997.

(5)  Following is a summary of notes payable and long-term debt:

                              March 31, 1997          December 31, 1996
                             ----------------         -------------------
                             Current   Long-Term      Current   Long-Term
DEBT                                   (millions of dollars)
Bank borrowings                   $ 16.5    $   44.1       $ 17.9    $   56.5
Bank term loans due through 2001
 (at an average rate of 5.2% at
  March, 1997 and 5.1% at
  December, 1996)                   20.0        64.6         20.0        67.2
7% Senior Notes due 2006, net
  of unamortized discount             --       149.6           --       149.6
Capital lease liability              0.2         5.7          0.1         6.0
                                  -------     -------       --------   ---------
     Total notes payable and
       long-term debt             $ 36.7    $  264.0       $ 38.0     $ 279.3
                                  =======   ==========     =========  ==========

     The Company maintains a $350 million revolving credit facility. The facility was unused at December 31, 1996. At March 31, 1997, there was $25 million outstanding. The facility is available through September 30, 2001.

     The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional foreign indebtedness.

 (6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at 25 hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of clean-up and other remedial activities at these sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

     Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; estimated legal fees; and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance of approximately $8.6 million at March 31, 1997. The Company expects this amount to be expended over the next three to five years.

     In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. The Company has been advised that BW-Security believes that the Company is responsible for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $2.3 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million with respect to the principal portion of such environmental matters. Although there can be no assurance, based upon information currently available to the Company, the Company does not believe that it is required to indemnify BW-Security under the Distribution and Indemnity Agreement with respect to such liabilities. The parties have agreed to submit this matter to binding arbitration which is expected to be completed during 1997. The Company does not currently have information sufficient to determine what its liability would be if it is ultimately determined that it is required to indemnify BW-Security with respect to such liabilities.

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

     As of March 31, 1997, the Company had sold $100 million of receivables under an $102 million Receivables Transfer Agreement for face value without recourse. The Company had sold receivables aggregating $100 million under similar facilities at December 31, 1996.

(7) In April 1997, the Company announced that it plans to seek a buyer for the powder metal engine connecting rod business and that Lehman Brothers has been retained to solicit proposals. The connecting rod product line was acquired as part of the Company's purchase of the Precision Forged Products Division from Federal-Mogul corporation in 1995. The connecting rod business does not offer a strategic fit with the Company's core business and although the business is experiencing rapid growth and is a solid process-oriented business, management has determined the Company's resources are better spent on the Company's core technologies in highly engineered products and systems for drivetrain applications. For the three months ended March 31, 1997, this business reported net sales of $7.8 million.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION

Borg-Warner Automotive, Inc. (the "Company") operates as a leading, global supplier primarily to original equipment manufacturers (OEMs") of passenger cars, sport utility vehicles and light trucks in the North American, European and Asian markets. Its products include a wide variety of highly engineered components and systems primarily related to drivetrain applications. Examples include "shift quality" automatic transmission components and systems, four-wheel drive ("4WD") transfer cases, automotive chain and chain systems, engine timing components and systems, and a variety of air and fluid control components and systems for engine and fuel systems control.

The following discussion covers the results of operations for the three months ended March 31, 1997 and 1996 and financial condition as of March 31, 1997 and December 31, 1996.

RESULTS OF OPERATIONS

The Company's products fall into four operating groups: Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems. Net sales by operating group for the three months ended March 31, 1997 and 1996 are as follows (in millions of dollars):

                                        Three Months Ended
                                             March 31,
                                        1997       1996
                                        -------   -------
Powertrain Systems                      $155.2    $139.0
Automatic Transmission Systems           127.8     119.3
Morse TEC                                 79.4      66.0
Air/Fluid Systems                         95.4      33.8
                                        ------    -------
                                         457.8     358.1
Intergroup eliminations                  (14.3)     (9.2)
                                        -------   -------
Net sales                               $443.5    $348.9
                                        =======   =======

Sales for the quarter ended March 31, 1997 were up 27% from the same period in the prior year continuing the Company's trend of growth exceeding that of world automobile production. Adjusted for the effect of the manual transmission sale in December 1996 and the acquisition of the Holley Automotive, Coltec Automotive and Performance Friction Products businesses ("Coltec") in June 1996, sales increased 19%, compared with North American production which was up 7%, Japanese production which increased by 10% and a European market which decreased by 2%. Strong sales of 4WD transfer cases, engine timing chain systems, transmission chain, and automatic transmission components drove the increase for the quarter. Revenue growth continued from the Company's presence on sport-utility vehicles and light trucks, which continue to outpace the overall growth in the automotive marketplace. Of the quarterly sales increase, $63 million or 67% of the sales gain was contributed by the Coltec businesses, acquired in June 1996.

Powertrain Systems realized a $16.2 million increase in sales over the same period of 1996, a 12% improvement despite the loss of manual transmission
revenues ($28 million for the first quarter of 1996).   Excluding 1996 manual
transmission revenues, the sales gain was 40%. The sales increase was driven by significant volume increases in the transfer case business. Large transfer case unit sales increased 43% due to sales of new large transfer cases for the Ford Expedition and F-150 pickups introduced in late 1996. Small transfer case unit sales increased 32% due to a higher percentage of total Ford Explorer production incorporating 4WD. Automatic Transmission Systems sales increased 7%, principally from volume increases by the Company's OEM customers reflective of strong first quarter production. Additionally, first quarter 1996 results were tempered by the General Motors strike in March of 1996. Morse TEC sales rose 20%, reflecting increased sales of engine timing systems and MORSE GEMINI(TM) Chain Systems to GM which commenced in the third quarter of 1996. Additionally, the group benefited from engine timing chain system sales for Ford's new 4-liter overhead cam engine produced in Germany which commenced in late 1996. Air/Fluid Systems sales, excluding the Coltec units, rose 3%, with increased sales of its various valve products, clutch coils used in transfer case production and transmission solenoids.

The Company has increased its spending on research and development by $1.9 million to $13.6 million for the three months ended March 31, 1997 primarily due to additional spending related to the Coltec businesses acquired in June 1996 and to maintain and expand its technological expertise in both product and process. Spending represented 3.1% of sales for the first quarter of 1997 compared with 3.4% of sales for the first quarter of 1996. Selling, general and administrative spending was held in line with 1996 levels except for the effect of acquisitions. Such costs were 8.1% of sales for the first quarter of 1997 compared to 8.8% of sales for the first quarter of 1996.

For the three months ended March 31, 1997 and 1996, the Company's portion of NSK-Warner's earnings was $3.5 million and $3.7 million, respectively. NSK-Warner earnings declined despite an increase in yen denominated operating results due to continued weakening of the yen against the dollar of approximately 12% for the first quarter of 1997.

The Company's provision for income taxes for the three months ended March 31, 1997 and 1996 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differs from the U.S. statutory rate primarily due to a)state income taxes, b)foreign rates which differ from those in the U.S., and c) realization of certain business tax credits, including foreign tax credits and research and development credits for first quarter 1997. As research and development credits were not effective until June 1996, the effective rate for first quarter 1996 was slightly higher than the rate for first quarter 1997.

For the quarter ended March 31, 1997, the Company reported net earnings of $24.8 million, an increase of $12.5 million compared to $12.3 million for the same period of 1996. The increase was primarily the result of increased sales volume, and an improvement in gross profit margin from 20.4% to 22.1%. The margin improvement is the result of volume gains and the effect from the sale of the manual transmission business in 1996 tempered by price reductions from customers. The increased earnings were partially offset by increases in goodwill amortization and interest related to the Coltec acquisition.

FINANCIAL CONDITION AND LIQUIDITY

There were few significant changes in the March 31, 1997 balance sheet as compared to December 31, 1996. Net working capital, excluding notes payable, increased by $1.1 million. Increases in receivables, inventories and accounts payable and accrued expenses were commensurate with the increase in level of business. Investments and advances declined slightly despite current year earnings because of the impact of the change in currency rates on the Company's Japanese joint venture. Equity increased by $11.6 million primarily as a result of net earnings of $24.8 million offset by $3.5 million of dividends and $10.1 million of translation adjustments primarily due to the strength of the dollar against the German mark and Japanese yen.

Cash generated from operations for the three months ended March 31, 1997 totaled $40.5 million primarily from net earnings of $24.8 million and non-cash items including $16.8 million of depreciation and $4.1 million of goodwill amortization. The decrease in depreciation is due to the sale of the manual transmission business and certain assets acquired in the 1987 leveraged buyout being fully depreciated in May of 1996. The increase in goodwill amortization is a result of the Coltec acquisition. Capital spending increased $11.8 million to $23.4 million for the three months ended March 31, 1997 compared to $11.6 million for the same period of 1996. The increase is due to increased spending to increase capacities and to fund existing and new programs. The Company anticipates that capital spending for full-year 1997 will be higher than full-year 1996 due to a full year of spending on the Coltec businesses acquired and to continue to fund existing and new programs. The Company believes that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for the remainder of 1997.

As of March 31, 1997 and December 31, 1996, the Company had sold $100 million of receivables under an $102 million Receivables Transfer Agreement for face value without recourse.

OTHER

In April 1997, the Company announced that it plans to seek a buyer for the powder metal engine connecting rod business and that Lehman Brothers has been retained to solicit proposals. The connecting rod product line was acquired as part of the Company's purchase of the Precision Forged Products Division from Federal-Mogul Corporation in 1995. The connecting rod business does not offer a strategic fit with the Company's core business and although the business is experiencing rapid growth and is a solid process-oriented business, it has been determined the Company's resources are better spent on the Company's core technologies in highly-engineered products and systems for drivetrain applications. For the three months ended March 31, 1997, this business reported net sales of $7.8 million.

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

In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. The Company has been advised that BW-Security believes that the Company is responsible for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $2.3 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Secur-ity maintained a letter of credit for approximately $9 million with respect to the principal portion of such environmental matters. Although there can be no assurance, based upon information currently available to the Company, the Company does not believe that it is required to indemnify BW-Security under the Distribution and Indemnity Agreement with respect to such liabilities. The parties have agreed to submit this matter to binding arbitration which is expected to be completed during 1997. The Company does not currently have information sufficient to determine what its liability would be if it is ultimately determined that it is required to indemnify BW-Security with respect to such liabilities.

The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its financial position or future operating results, generally either because estimates of the maximum potential liability at a site are not large or because liability will be shared with other PRP's although no assurance can be given with respect to the ultimate outcome of any such matter.

On April 7, 1997, the Company declared a $0.15 per share dividend to be paid on May 15, 1997 to shareholders of record on May 1, 1997.

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

     In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. The Company has been advised that BW-Security believes that the Company is responsible for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $2.3 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million with respect to the principal portion of such environmental matters. Although there can be no assurance, based upon information currently available to the Company, the Company does not believe that it is required to indemnify BW-Security under the Distribution and Indemnity Agreement with respect to such liabilities. In addition, the Company does not currently have information sufficient to determine what its liability would be if it is ultimately determined that it is required to indemnify BW-Security with respect to such liabilities.

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

          Inapplicable

Item 5.   Other Information

          Inapplicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

               3.2 By-laws of the Company (incorporated by reference to Exhibit No. 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

               10.1 Borg-Warner Automotive, Inc., 1993 Stock Incentive Plan
                    as amended effective November 8, 1995 and as further amended effective April 29, 1997.

               27.0 Financial data schedule

          (b)  Reports on Form 8-K

               A report on Form 8-K dated February 6, 1997 was filed with the Commission under Item 5, Other Events, during the first quarter.

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                         BORG-WARNER AUTOMOTIVE, INC.
                             (Registrant)


                    By:   /s/ William C. Cline
                         ----------------------------
                              WILLIAM C. CLINE
                              (Signature)


                            William C. Cline
                     Vice President and Controller
                     (Principal Accounting Officer)



Date: May 12, 1997