Form 10-K/A
period 1996-12-31
BORG WARNER AUTOMOTIVE INC
filed 1997-06-26
CIK 908255

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

     The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on June 13, 1997 was approximately $1.2 billion. As of June 13, 1997, the registrant had 23,611,972 shares of Common Stock and 59,000 shares of Non-Voting Common Stock outstanding.

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

                             NSK-WARNER KABUSHIKI KAISHA
                                   AND A SUBSIDIARY

                          Consolidated Financial Statements

                            March 31, 1997, 1996 and 1995

                     (With Independent Auditors' Report Thereon)

                            Independent Auditors' Report




The Board of Directors and Stockholders
NSK-Warner Kabushiki Kaisha:




We have audited the accompanying consolidated balance sheets (expressed in yen) of NSK-Warner Kabushiki Kaisha and a subsidiary as of March 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NSK-Warner Kabushiki Kaisha and a subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997 in conformity with United States generally accepted accounting principles.

As discussed in notes 1(f) and 5, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of April 1, 1994.

The accompanying financial statements have been translated into United States dollars solely for the convenience of the reader. We have recomputed the translation and, in our opinion, the financial statements expressed in yen have been translated into United States dollars on the basis set forth in note 1(o) of the notes to financial statements.

KPMG PEAT MARWICK
------------------
KPMG PEAT MARWICK

Tokyo, Japan
April 25, 1997

                                          NSK-WARNER KABUSHIKI KAISHA
                                               AND A SUBSIDIARY
                                          Consolidated Balance Sheets
                                            March 31, 1997 and 1996

                                             Japanese yen          U.S. dollars
                                             (thousands)           (thousands)
                                                                    (note 1(o))
                                             ----------             ----------
Assets                                       1997        1996         1997
---------                                    -------    -------      -----
Current assets:
  Cash and cash equivalents (note 12)  Y    926,376     965,613   $   7,471
  Short-term investments (notes 3 and 12) 7,541,984   5,933,083      60,822
Receivables (notes 10 and 12):
       Trade accounts                     7,683,375   8,340,307      61,963
          Other                              16,793      15,029        135
                                           --------   ----------    ------
               Total receivables           7,700,168   8,355,336    62,098
                                           ----------  ----------  -------
Inventories (note 4)                       1,368,131   1,153,064    11,033
Prepaid expenses and other current
       assets (note 7)                       343,974     316,596     2,775
                                           ----------   ---------  -------
          Total current assets            17,880,633   16,723,692   144,199
                                          ----------   ----------- --------
Marketable investment securities
     (notes 5 and 12)                      674,431       974,223     5,439
Investment in affiliated company           298,000       140,162     2,403

Property, plant and equipment, at cost
     (notes 2 and 6):
     Land                                1,498,734      1,502,803     12,087
     Buildings                          11,410,826     11,398,395     92,023
Machinery and equipment                 16,498,101     15,751,813    133,049
Vehicles                                    98,136         91,046        791
     Tools, furniture and fixtures       3,926,922      3,697,670     31,669
                                         -------------   ---------  --------
                                          33,432,719     32,441,727   269,619
     Less accumulated depreciation        19,351,398     17,658,821   156,060
                                        -------------   -----------   -------
          Net property, plant and equipment 14,081,321   14,782,906   113,559
                                         ------------   -----------   --------
Other assets:
     Patent, less accumulated amortization     15,625      21,875      126
     Other                                    230,795     317,285     1,861
                                             ------------  --------   ------
               Total other assets             246,420      339,160    1,987
                                             ------------  --------   ------

                                   Y         33,180,805   32,960,143 $ 267,587
                                             ===========  ===========  =======


                                                 Japanese yen       U.S. dollars
                                                  (thousands)       (thousands)
                                                                     (note 1(o))
                                                  --------------      ----------
Liabilities and Stockholders' Equity              1997     1996           1997
-------------------------------------------       -----    ------         ------

Current Liabilities:
     Short-term bank loans (notes 6 and 12)  Y    910,000  910,000   $    7,339
Current installments of long-term debt
          (Notes 2,6 and 12)                         -     1,523,298      -
     Trade payables (notes 10 and 12):
          Notes                                  2,062,529 2,372,279     16,633
          Accounts                               3,118,213 2,975,462     25,147
                                                 --------- ----------    ------
               Total trade payables              5,180,742 5,347,741     41,780

     Other payables (notes 10 and 12):
          Notes                                   301,152   392,719     2,429
          Accounts                                180,207   184,378     1,453
                                                 ---------- ---------- --------
               Total other payables               481,359   577,097     3,882
                                                 ---------  ---------  --------
     Income taxes payable (note 7)                1,923,485 1,711,259   15,512
     Accrued expenses (notes 10 and 12)           1,481,359 1,493,689   11,946
     Other current liabilities                    28,033      35,787      226
                                                ----------  ---------  ---------
          Total current liabilities            10,004,978   11,598,871  80,685
                                               -----------  ---------- ---------
Noncurrent liabilities:
     Accrued pension and severance cost (note 8)  367,591    443,712   2,965
     Deferred income taxes (note 7)               626,852    742,617   5,055
                                                  --------   --------  ------
          Total noncurrent liabilities            944,443    1,186,329  8,020
                                                  ----------  -------- -------
          Total liabilities                     10,999,421  12,785,200 88,705
                                                ----------- ---------  -------
Stockholders' Equity:
     Common stock of Y10,000 par value (note 10)
     Authorized 220,000 shares; issued
          55,000 shares                           550,000    550,000     4,435
     Legal reserve (note 9)                       137,500    137,500     1,109
     Retained earnings                          21,441,959 19,300,304  172,919
     Foreign currency translation adjustment
       (note 7)                                  2,387         -           19
     Net unrealized gain on debt and marketable
        equity securities (notes 5 and 7)       49,538       199,029        400
     Minimum pension liability adjustment(note 7) -          (11,890)         -
                                                ---------   ----------  -------
          Total stockholders' equity            22,181,384  20,174,943  178,882
                                               -----------  ----------  -------

     Commitments and contingent liability    Y 33,180,805   32,960,143 $ 267,587
               (Note 11)                      ===========   ===========  =======

See accompanying notes to consolidated financial statements.

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements

                           March 31, 1997, 1996 and 1995



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Description of Business

          NSK-Warner Kabushiki Kaisha (the "Company") operates a plant in Fukuroi City in Shizuoka Prefecture in Japan engaged in the production of one-way clutch and related parts, and friction plates and related parts. These products relate to the automatic mission system of passenger cars.

          The Company sells most of its products to Nihon Seiko Kabushiki Kaisha, a 50% stockholder of the Company. The products are eventually sold to the automotive industry.

          The Company's sales for the year ended March 31, 1997 were distributed as follows: one-way clutch and related parts - 56%, friction plates and related parts - 44%.

     (b)  PRINCIPLES OF CONSOLIDATION

     NSK-Warner USA Inc. a wholly-owned subsidiary of the Company, was established in the United Stated in January, 1997.

     The consolidated financial statements include financial statements of the Company and the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

          The Company maintains its books of account in conformity with financial accounting standards of Japan. However, the accompanying financial statements have been prepared in a manner and reflect those adjustments which management believes are necessary to conform with United States generally accepted accounting principles. Such adjustments are summarized in note 13.

     (d)  CASH EQUIVALENTS

          For purposes of the Statements of Cash Flows, the Company considers all time deposits with a maturity of three months or less to be cash equivalents.

     (e)  INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for parts and raw materials and the average method for work in process and supplies.

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements



     (f)  MARKETABLE INVESTMENT SECURITIES

          Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued in May 1993. This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company initially applied this Statement as of April 1, 1994. Under SFAS No. 115, debt securities that are classified as "held to maturity securities" are reported at amortized cost.
Debt and equity securities classified as "trading securities" are reported at fair value, with unrealized gains and losses included in earnings. Other debt and equity securities are classified as "available-for-sale securities" and are reported at fair value, with unrealized gains or losses net of deferred taxes reported as a separate component of stockholders' equity. All of the Company's marketable investment securities are classified as "available-for-sale." As a result of adopting SFAS No. 115, the carrying values of investments increased by Y 315,637 thousand, deferred tax liabilities increased by Y 160,975 thousand and stockholders' equity increased by Y 154,662 thousand, all at April 1, 1994. Prior to April 1, 1994, marketable equity securities were carried at lower of cost or market, and other investments were carried at cost.

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

     (g)  INVESTMENT IN AFFILIATED COMPANY

          Investment in the common stock of an affiliated company is accounted for by the equity method.

     (h)  DEPRECIATION

          Depreciation of property, plant and equipment is computed by the declining-balance method over the estimated useful lives of assets.

     (i)  AMORTIZATION

          Patents purchased from Borg-Warner Automotive K.K. are amortized on a straight-line basis over a period of eight years.

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements

     (j)  RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred.
          Research and development costs charged to earnings for the years ended March 31, 1997, 1996 and 1995 amounted to Y 1,280,682 thousand ($10,328 thousand), Y 1,215,177 thousand and Y 1,144,668 thousand, respectively.

     (k)  INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (l)  RETIREMENT AND SEVERANCE BENEFITS

          The Company accounts for its defined benefit pension plans and retirement plans in accordance with Statement of Financial Accounting Standards
(SFAS) No. 87, "Employers' Accounting for Pensions."

     (m)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with United Sates generally accepted accounting principles. Actual results could differ from those estimates.

     (n)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
OF
          The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements



(o)  U.S. DOLLAR AMOUNTS

          The accompanying consolidated financial statements are expressed in Japanese yen as of and for the year ended March 31, 1997, the currency of the country in which the Company operates. The translation of Japanese yen amounts into U.S. dollar amounts is included solely for the convenience of readers and has been made at the rate of Y 124 to US $1, the approximate rate of exchange reported by the Tokyo Foreign Exchange Market on March 31, 1997. Such translation should not be construed as a representation that the amounts shown could be converted into U.S. dollars at the above rate.

(2)  ASSETS PLEDGED

     At March 31, 1996, land and buildings amounting to Y 5,106,333 thousand ($41,180 thousand) at net book value were pledged as security for long-term debt. At March 31, 1997, no assets were pledged as security.

(3)  SHORT-TERM INVESTMENTS

     Short-term investments, at cost, which approximates market, at March 31, 1997 and 1996 consisted of the following:

                                   Japanese yen        U.S. dollars
                                   (thousands)          (thousands)
                                   -------------       -------------
                                   1997     1996          1997
                                   -----    ------        -----
Time deposits with a maturity
 of more than three months    Y    191,000   196,500   $    1,540
Certificates of deposit purchased
  under resale agreements          7,315,743 5,701,342      58,998
Government bonds and other         35,241    35,241         284
                                  ---------  ----------   ---------
                              Y    7,541,984 5,933,083  $   60,822
                                   ========= ===========   ========

(4)  INVENTORIES
     Inventories at March 31, 1997 and 1996 are summarized as follows:

                                   Japanese yen        U.S. dollars
                                   (thousands)          (thousands)
                                   -------------       -------------
                                   1997      1996          1997
                                   -----     ------        -----
Work in process               Y    1,053,416 934,372   $    8,495
Raw materials                      215,525   123,077        1,738
Supplies                           78,858    58,143         636
Goods in transit                   20,332    37,472         164
                                   --------- --------       ------
                              Y    1,368,131 1,153,064 $    11,033
                                   ========= =========      ========
5 /TABLE

                            NSK-WARNER KABUSHIKI KAISHA
                                           AND A SUBSIDIARY

Notes to Consolidated Financial Statements
(5)  MARKETABLE INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at March 31, 1997 and 1996, were as follows:

                                   Japanese yen (thousands)
                                   -------------------------
                                   Gross          Gross
                                   Unrealized     Unrealized
                                   Holding        Holding

                              Cost      Gains     Losses    Fair Value
                              -----     -------   -------   -----------
At March 31, 1997

Available-for-sale:
     Debt security       Y    100,000   -         -         100,000
     Equity securities        473,332   126,197   25,098    574,431
                              --------  --------  --------  ---------
                         Y    573,332   126,197   25,098    674,431
                              ========  ========  ========= =========

                                   U.S. dollars (thousands)
                                   -------------------------
                                   Gross          Gross
                                   Unrealized     Unrealized
                                   Holding        Holding

                              Cost      Gains     Losses    Fair Value
                              ------    -------   --------  -----------
At March 31, 1997
Available-for-sale:
     Debt security       $    806       -         -         806
     Equity securities        3,817     1,018     202       4,633
                              -------   ------    -------   --------
                         $    4,623     1,018     202       5,439
                              =======   =======   ======    =======

                                   Japanese yen (thousands)
                                   ------------------------
                                   Gross          Gross
                                   Unrealized     Unrealized
                                   Holding        Holding
                             Cost      Gains     Losses    Fair Value
                             ------    -------   -------   -----------
At March 31, 1997
Available for-sale:
     Debt security       Y    100,000   37,000         -    137,000
     Equity securities        468,042   369,181        -    837,223
                              --------- --------- --------- --------
                         Y    568,042   406,181        -    974,223
                              ========= ========= ========= ========

The debt security at March 31, 1997 is due in 2001.
6 Net realized gains during the years 1997, 1996 and 1995 were insignificant.
                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements


(6)  SHORT-TERM BANK LOAN AND LONG-TERM DEBT

The weighted average interest rate on short-term bank loans outstanding at March 31, 1997 and 1996 was 1.63%.

Long-term debt at March 31, 1997 and 1996 is summarized as follows:

                                                  Japanese yen      U.S. dollars
                                                  (thousands)        (thousands)
                                                  -------------       ----------
                                                  1997    1996        1997
Mortgage debentures:
     1st series, due June 1996, interest 5.3% Y   -         700,000   $    -
     2nd series, due July 1996, interest 5.3%     -         600,000        -
                                                  -------   ----------   -----
                                                  -         1,300,000      -

Less unamortized discount on bond                 -         762            -
                                                  --------  ----------   -----
          Net mortgage debentures                 -         1,299,238      -
                                                  --------  ----------   -----

Loans from banks and an insurance company,
  secured by mortgage on land and buildings,
  due 1996, interest from 2.1% to 3.6%            -         224,060        -
                                                  --------  ----------   -----
                                                  -         1,523,298      -
     Less current installments                    -         1,523,298      -
                                                  --------  ----------   -----

                                             Y    -         -           $  -
                                                  ========= ==========  ======

The long-term debt agreements provided, among other things, that, if requested, the Company submit to the lenders for approval the proposed appropriation of earnings (including dividends) before such appropriation can be submitted to the stockholders.

As is customary in Japan, security may have to be given if requested by a lending bank and such bank has the right to offset cash deposited with it against any debt or obligation that becomes due and, in the case of default or certain other specified events, against all debts payable to the bank.

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements


(7)  INCOME TAXES

The Company is subject to a number of taxes based on income, which in the aggregate result in a normal tax rate of approximately 51%. The Company's subsidiary in the U.S. was not liable to pay income taxes in 1997.

The effective tax rates of the Company for the years ended March 31, 1997, 1996 and 1995 differ from the normal income tax rate for the following reasons:

                                   1997      1996      1995
                                   -----     -----     -----
Computed normal income tax rate    51.0%     51.0%     51.0%
Other                              (0.3)     (0.4)     (0.5)
                                   -----     -----     -----
Effective income tax rate          50.7%     50.6%     50.5%
                                   =====     =====     =====

Net deferred income tax assets and liabilities are reflected on the accompanying balance sheets under the following captions:

                                   Japanese yen      U.S. dollars
                                   (thousands)       (thousands)
                                   -------------    -------------
                                   1997      1996      1997
                                   -----     -----     -----
Prepaid expenses and other
 current assets               Y    340,103   311,456   $2,743
Noncurrent liabilities            (626,852) (742,617)  (5,055)
                                   --------  --------- --------
                              Y   (286,749)  (431,161) $(2,312)
                                   ========= ========= ========

Increase (decrease) in net deferred income tax is allocated as follows.

                                             Japanese yen        U.S. dollars
                                             (thousands)         (thousands)
                                             ------------        ------------
                                   1997      1996      1995           1997
                                   -----     -----     -----          -----
Earnings                      Y    (3,678)   42,818    57,384    $    (30)

Stockholders' equity:
Foreign currency translation
 adjustment                         2,483    -         -               20
Net unrealized gains on marketable
  debt and equity securities
                                   (155,592) 99,433    107,719      (1,255)
Minimum pension liability adjustment 12,375  7,447     (19,822)       100
                                   --------- -------   --------       -----
                              Y    (144,412)149,698    145,281    $  (1,165)
                                   ========  =======   ========       ======
        8

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997 and 1996 are presented below:

                                   Japanese yen      U.S. dollars
                                   (thousands)       (thousands)
                                   -------------    -------------
                                   1997      1996      1997
                                   -----     -----     -----
Deferred tax assets:
Business tax                       215,399   193,200   1,738
Employee bonus                     2,761     17,961    22
Accrued expense                    78,553    152,825   1,440
Accrued pension and severance cost 89,709    63,233    723
Minimum pension liability adjustment-        12,375    -
                                   -------   --------  -------
Total deferred tax assets          486,422   439,594   3,923
                                   -------   --------- -------
Deferred tax liabilities:
Allowance for doubtful receivables 56,610    52,530    457
Capital gain deferred in connection
  with the acquisition of new
  property (see note 10)           454,634   478,810   3,666
Special depreciation               45,809    56,143    369
Loss for investment                12,578    4,637     101
Equity pick-up                     151,980   71,483    1,226
Investment in securities           51,560    207,152   416
                                   --------  --------  -------

Total deferred tax liabilities     773,171   870,755   6,235
                                   --------  --------  -------
Net deferred tax liabilities       (286,749)(431,161)  (2,312)
                                   ========= ========= ========

There was no valuation allowance on deferred tax assets at March 31, 1997 and 1996.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at March 31, 1997.

The Company's corporate tax returns through March 31, 1996 have been examined by the Japanese tax authorities.

9





                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements


(8)RETIREMENT AND SEVERANCE BENEFITS

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

The funded status of the plans as of March 31, 1997 and 1996 is as follows:

                                   Japanese yen      U.S. dollars
                                   (thousands)       (thousands)
                                   -------------    -------------
                                   1997      1996      1997
                                   -----     -----     -----
Actuarial present value of benefit obligations:

  Vested benefits             Y    948,949   940,804   $7,653
Nonvested benefits                 1,086     1,405      9
                                   --------  --------  --------
   Accumulated benefit obligation  950,035   942,209    7,662
                                   ========  ========  ========
   Projected benefit obligation    1,406,725 1,308,763  11,345
Plan assets at fair value          586,317   498,497     4,729
                                   --------  --------  --------
Projected benefit obligation in excess of plan
  assets
                                     820,408  810,266  6,616
Unrecognized net loss              (339,333) (390,819) (2,737)
Unrecognized net obligation from
  initial application of SFAS No.87 (10,190) (11,464)  (82)
Unrecognized prior service cost    (103,294) (97,069)  (832)
Adjustment required to recognize minimum
  liability                             -    132,798   -
                                   --------- --------- -------
Accrued pension and severance cost Y 367,591 443,712   $ 2,965
                                   ========= ========= ========
Significant actuarial assumptions:
     Discount rate                  4.5%     4.5%
     Rate of salary increase        4.16%    4.08%
     Expected long-term rate of return
       on plan assets              4.5%      4.5%


10

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements


     For the above plans, the components of pension costs for the years ended March 31, 1997, 1996 and 1995 are as follows:

                                     Japanese yen           U.S. dollars
                                      (thousands)           (thousands)
                                     -------------          -------------
                                   1997     1996       1995      1997
                                   -----    -----      -----     -----
Components of pension costs:
 Service cost for benefits earned
 during the year              Y    117,809   111,907   81,998    $ 950
 Interest cost on projected benefit
   obligation                       56,944   50,529    42,573      459
     Actual return on plan assets  (10,512) (38,775)    5,708      (85)
Net amortization and deferral      12,088    45,312   (14,611)      97
                                   -------   -------   -------   ------
                              Y    176,329   168,973   115,668   $1,421
                                   ========  ========  =======   ======

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

     Cash dividends charged to retained earnings during the three years ended March 31, 1997, 1996 and 1995 represent dividends paid out during those years. The accompanying consolidated financial statements do not include any provision for a dividend to be proposed by the Board of Directors of Y 20,000 ($161) per share aggregating Y 1,100,000 thousand ($8,871 thousand) and reversal of reserve for replacement of property amounting to Y 47,406 thousand ($382 thousand) (see note 10) in respect of the year ended March 31, 1997.

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements


(10) BALANCES AND TRANSACTIONS WITH AFFILIATED COMPANIES

     The Company is a joint-venture corporation and its capital stock is held in equal amounts by NSK Ltd. and Borg-Warner Automotive NW Corporation, a wholly-owned subsidiary of Borg-Warner Automotive, Inc.

     Balances with the affiliated companies at March 31, 1997 and 1996 were as follows:

                                 Japanese Yen               U.S. Dollars
                                  (Thousands)               (Thousands)
                             ---------------------     -----------------------
                                       Borg-Warner               Borg-Warner
                        NSK Ltd.    Automotive, Inc.  NSK Ltd. Automotive, Inc.
                        ---------    -------------    --------  --------------
At March 31, 1997:

     Trade accounts receivableY    7,638,400      14,207   $ 61,600   115
                                   ----------     ------    -------   -----
     Trade accounts payable        931,040             -    7,508     -
     Other notes payable           83,842              -    676       -
     Accrued expenses              166,381             -    1,342     -
                                   ---------      -------   -------   -----
          Net receivable      Y    6,457,137      14,207    $52,074   115
                                   =========      ========  =======   =====
At March 31, 1996:
     Trade accounts receivableY    8,297,075      29,806
                                   ----------     --------
     Trade accounts payable        884,609             -
     Other notes payable           93,699              -
     Accrued expenses              238,163             -
                                   ----------     ---------
          Net receivable      Y    7,080,604      29,806
                                   ===========    ========
12

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements

During the years ended March 31, 1997, 1996 and 1995, significant transactions with the affiliated companies were as follows:

                         Japanese yen                  U.S. dollars
                         (thousands)                   (thousands)
                    -----------------------       ------------------------
                                   Borg-Warner                Borg-Warner
                     NSK Ltd.    Automotive, Inc. NSK Ltd.  Automotive, Inc.
                      -------    ---------------- --------  ----------------
1997:
  Sales        Y         32,372,975     63,847    261,072   515
  Cost of sales:
     Purchases           6,626,242      3,172     53,437    26
     Pension cost        4,562          -         37        -
  Selling, general and
    administrative expenses:
     Rent                1,672          -         13        -
     Pension cost        1,687          -         14        -
  Purchases of property,
   plant and equipment   245,230        -         1,978     -
  Sales of property, plant
       and equipment     35,507         -         286       -
1996:
  Sales        Y         31,159,709     69,000
  Cost of sales:
     Purchases           6,604,190      14,337
     Pension cost        4,440          -
  Selling, general and
   administrative expenses:
     Rent                1,637          -
     Pension cost        1,480          -
  Purchases of property,
   plant and equipment   490,202        -
1995:
  Sales        Y         32,165,079     95,865
  Cost of sales:
  Purchases              6,424,264      2,109
     Pension cost        5,834          -
  Selling, general and
   administrative expenses:
     Rent                2,632          -
     Pension cost        1,743          -
 Purchases of property,
  plant and equipment    273,919        -
  Sales of property, plant
   and equipment         967            -

/TABLE

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements


     On June 30, 1988, the Company sold land and a part of factory buildings of the Fujisawa plant to NSK Ltd. in connection with the relocation of its manufacturing facilities to the new factory in Shizuoka Prefecture. The capital gain resulting therefrom was recognized as income for the year ended March 31, 1989. However, as permitted under the Special Taxation Measures Law, capital gain has been deferred for tax purposes as reserve for replacement of property as an appropriation of retained earnings. The related deferred income tax liability at March 31, 1997 and 1996 in the amount of Y 454,634 thousand ($3,666 thousand) and Y 478,810 thousand, respectively, has been provided in the accompanying balance sheets (see notes 6, 7 and 9).

(11) COMMITMENTS AND CONTINGENT LIABILITY

     At March 31, 1997, the Company had commitments for the purchase of property, plant and equipment of approximately Y 192,545 thousand ($1,553 thousand).

     The Company utilizes certain facilities, including warehouses and employee dormitories, under cancellable lease agreements with third parties. Rent expense for the years ended March 31, 1997, 1996 and 1995 under the foregoing lease agreements amounted to Y 231,193 thousand ($1,864 thousand), Y 215,395 thousand and Y 213,714 thousand, respectively.

     The Company had no noncancellable lease commitments at March 31, 1997.

(12) DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents, Short-term investments, Receivables, Trade and other payables and Accrued expenses:

The carrying amounts approximate fair value because of the short maturity of these instruments.

     Marketable investment securities:
          The fair values of the Company's investments in securities are based on market related prices (see note 5).

     Short-term bank loans and current installment of long-term debt:
          The carrying amount of the Company's borrowings under its short-term revolving credit agreements and current installment of long-term debt approximate their fair value because of the short maturity of these instruments.

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

Notes to Consolidates Financial Statements


(13) ADJUSTMENTS TO CONFORM WITH UNITED STATES GENERALLY ACCEPTED
     ACCOUNTING PRINCIPLES

                                        Japanese yen (thousands)
                                        ------------------------
                       1997                     1996                     1995
                      ------                   ------                   -----

                 Net     Retained      Net      Retained     Net     Retained
              earnings  earnings at  earnings earnings at  earnings earnings at for year  end of year  for year end of year for year  end of year
                -------   --------    -------   ---------   -------- ---------
Per legal
 books       Y 3,322,318  20,486,381  3,295,764  18,278,915 3,158,123 16,096,649

Adjustments:
  Bonus to
    officers  (16,400)    (16,400)  (14,850)     (14,850)   (13,500)  (13,500)
  Allowance for doubtful
   receivables  8,000     111,000    16,000      103,000      22,000   87,000
  Special
   depreciation(20,263)    89,821   (25,257)     110,084      (20,185) 135,341
  Accrued pension and severance
    cost       3,033      281,773    14,521      278,740      87,782   264,219
  Goodwill      -            -     (27,000)         -       (27,000)   27,000
  Deferred income
    taxes    (23,122)    271,694   (80,318)     294,816     (87,384)  375,134
  Marketable investment
   securities 15,570      24,663         -       9,093       9,093     9,093
  Investments in
   affiliates 152,968     293,130    105,878    140,162     34,284    34,284
  Accrued
    expense  (200,449)   (100,103)  (196,420)    100,344     296,764   296,764
              --------  --------- -----------    -------   --------- ---------
              (80,663)   955,578   (207,444)    1,021,389   301,854   1,215,335
            ---------   ---------  ----------    -------   ---------  ----------

Per accompanying consolidated financial
 statements Y 3,241,655  21,441,959 3,088,320  19,300,304  3,459,977 17,311,984
              ========   ========== =========  ========== ========== ==========

                              U.S. dollars (thousands)
                              ------------------------
                                        1997
                                        -----
                                   Net       Retained
                                 earnings    earnings at
                                 for year    end of year
                              -------------  --------------
Per legal books          $         26,793         165,213

Adjustments:
  Bonus to officers                (132)          (132)
  Allowance for doubtful receivables 65            895
  Special depreciation             (163)           724
  Accrued pension and severance cost 24           2,272
  Goodwill                            -              -
  Deferred income taxes            (186)          2,191
  Marketable investment securities  126           199
  Investments in affiliates        1,233          2,364
  Accrued expense                  (1,618)        (807)
                                   --------       --------
                                   (651)          7,706
                                   ---------      ---------
Per accompanying consolidated
  financial statements   $         26,142         172,919
                                   =========      =========

                                          NSK-WARNER KABUSHIKI KAISHA
                                               AND A SUBSIDIARY
                                     Consolidated Statements of Cash Flows
                                   Years ended March 31, 1997, 1996 and 1995

                                                               U.S. Dollars
                                      Japanese Yen             (thousands)
                                      (thousands)              (note 1(o))
                                      ----------------         ------------
                                      1997       1996          1995      1997
                                      -------   --------       -------   ------
Cash flows from operating activities:
   Net earnings                Y    3,241,655 3,088,320      3,459,977  $26,142
   Adjustments to reconcile net earnings
         to net cash provided by operating activities:
     Depreciation and amortization  1,997,587 2,138,726      2,347,074  16,110
     Loss on retirement of property,
       plant and equipment, net      65,725     88,035         79,934     530
     Equity in income of affiliate  (157,838)   (105,878)      (34,284)  (1,273)
     Increase (decrease) in deferred
             income taxes            (3,678)    42,818         57,384    (30)
     Decrease (increase) in receivables 655,168   (779,192)  (3,005,229) 5,284
     Decrease (increase) in inventories (215,067)  19,497      143,049   (1,734)
     Decrease in prepaid expenses and
       other current assets             1,269      7,863          2,160    10
     Increase (decrease) in trade
      payables                       (166,999)  614,143      575,323    (1,347)
     Increase (decrease) in other
      payables                          (95,738)   19,591      (261,641)   (772)
     Increase (decrease) in accrued
      expenses                          (12,330)   258,787     (254,361)   (99)
     Increase (decrease) in income taxes
       payable                           212,226  (589,408)    885,156     1,712
     Increase (decrease) in other current
       liabilities                      (7,754)    17,543        2,355     (63)
     Other, net                         56,677    61,839       (34,466)   457
                                      -------   ---------      -------   -----
Total adjustments                     2,329,248  1,794,364     502,454   18,785
                                       ------   ---------      -------   ----
Net cash provided by operating
 activities                         5,570,903  4,882,684    3,962,431   44,927
                                   ---------   ---------    ---------   ------
Cash flows from investing activities:
    Increase in short-term
      investments                  (1,608,901)(1,188,945) (1,973,793) (12,975)
    Proceeds from sale of property,
     plant and equipment             6,996      1,232        2,887        56
    Payments from purchase of property,
     plant and equipment         (1,355,848) (1,386,084)   (1,372,298) (10,934)
   Increase in all other investments(28,668)   (21,623)     (16,295)     (231)
   Other, net                      (5,290)    (1,407)        -            (43)
                                  --------  -----------   ----------   --------
     Net cash used in investing
       activities               (2,991,711) (2,596,827)   (3,359,499)   (24,127)
                               ------------  -----------   ----------  --------
Cash flows from financing activities:
      Increase (decrease) in short-term
        bank loans             (1,523,298)  (1,000,000)     900,000    (12,284)
      Decrease in long-term debt -           (334,740)     (752,970)     -
      Dividends paid           (1,100,000)  (1,100,000)    (852,500)   (8,871)
                               ----------   -----------   ---------    --------
     Net cash used in financing
      activities             (2,623,298)    (2,434,740)    (705,470)    (21,155)
                              --------    ------------   ----------   ----------
     Effect of exchange rate
       changes on cash and
       cash equivalents       4,869         -              -              39
                            -----------    ------------   ----------     ------
     Net decrease in cash and
       cash equivalents     (39,237)       (148,883)      (102,538)      (316)
     Cash and cash equivalents at
       beginning of year    965,613        1,114,496      1,217,034      7,787
                             --------    -------------  -------------  -------
   Cash and cash equivalents at
     end of year          Y 926,376        965,613        1,114,496      $7,741
                           ========       ========       =========       ======
   Supplemental information of cash flows:
     Cash paid during the year for:
          Interest        Y  24,340        118,498        195,172        $ 196
          Income taxes    3,124,508      3,706,909      2,584,844       25,198
                           =========      =========      =========     =======

See accompanying notes to consolidated financial statements.

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    The following consolidated financial statements of the Company on pages 20 through 34 of the Company's Annual Report are incorporated herein by reference:

          Independent Auditors' Report

          Consolidated Statements of Operations - three years ended December 31, 1996, 1995 and 1994

          Consolidated Balance Sheets - December 31, 1996 and 1995

          Consolidated Statements of Cash Flows - years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity - years ended December 31, 1996, 1995 and 1994

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


                              BORG-WARNER AUTOMOTIVE, INC.


                         By:  WILLIAM C. CLINE
                              -------------------------------------------
                              William C. Cline
                              Vice President and Controller
                              (Principal Accounting Officer)



Date: June 26, 1997

                                                 EXHIBIT INDEX

                                                                     Sequential
Exhibit   DOCUMENT DESCRIPTION                                        Page
Number    ---------------------                                       Number
 *3.1     Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1993).

 *3.2 By-laws of the Company (incorporated by reference to Exhibit No. 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1993).

*4.1    Indenture, dated as of November 1, 1996, between Borg-Warner Automotive,
        Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No.4.1 to Registration Statement No. 333-14717).

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

10.3      Second Amendment of Credit Agreement dated as of January 16, 1996.

*10.4 Replacement and Restatement Agreement dated as of October 10, 1996 to the Credit Agreement dated as of December 7, 1994 (incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended
          September 30, 1996).

*10.5     Distribution and Indemnity Agreement dated January 27, 1993 between
          Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation
          (incorporated by reference to Exhibit No.10.2 to Registration
          Statement No. 33-64934).

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

*10.9     Receivables Transfer Agreement dated as of January 28, 1994 among BWA
          Receivables Corporation, ABN AMRO Bank N.V. as Agent and the Program
          LOC Provider and Windmill Funding Corporation (incorporated by refe-rence to Exhibit No. 10.12 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1993).

*10.10    First Amendment of Receivables Transfer Agreement dated as of December
          21, 1994(incorporated by reference to Exhibit No. 10.11 to the Com-pany's Annual Report on Form 10-K for the year ended December 31,
          1994).

*10.11    Second Amendment of Receivables Transfer Agreement dated as of January
          1, 1995(incorporated by reference to Exhibit No. 10.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

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

*10.15   Borg-Warner Automotive, Inc. Transitional Income Guidelines for
         Executive Officers amended as of May 1, 1989 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form
         10-K for the year ended December 31, 1993).

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

*10.24 Agreement of Purchase and Sale dated as of May 31, 1996 by and among Coltec Industries Inc., Holley Automotive Group, Ltd., Holley Auto-motive Inc., Coltec Automotive Inc., and Holley Automotive Systems
          GmbH and Borg-Warner Automotive, Inc.,Borg-Warner Automotive Air/Fluid
          Systems Corporation and Borg-Warner Automotive Air/Fluid Systems
          Corporation of Michigan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated as of June 17, 1996).

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

23.2      Independent Auditors' Consent.

24.1      Power of Attorney.

27.1      Financial Data Schedule.

99.1      Cautionary Statements.

---------------------------------------------------
</Table
*    Incorporated by reference.
+    Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to
Item 14(c).



