Form 10-Q
period 1997-06-30
BORG WARNER AUTOMOTIVE INC
filed 1997-08-11
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                         For the Quarter ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES /X/   NO -----

On July 31, 1997 the registrant had 23,670,215 shares of Common Stock and 46,000 shares of Series I Non-Voting Common Stock outstanding.

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                            SIX MONTHS ENDED JUNE 30, 1997

                                        INDEX
        Page No.

PART I.   Financial Information

     Item 1.   Financial Statements

          Introduction . . . . . . . . . . . . . . . . . . . . 2

          Condensed Consolidated Balance Sheets at
               June 30, 1997 and December 31, 1996 . . . . . . 3

          Consolidated Statements of Income for the three
               months ended June 30, 1997 and 1996 . . . . . . 4

          Consolidated Statements of Income for the six
               months ended June 30, 1997 and 1996 . . . . . . 5

          Consolidated Statements of Cash Flows for the six
               months ended June 30, 1997 and 1996 . . . . . . 6

          Notes to the Consolidated Financial Statements . . . 7

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . .11

PART II.  Other Information

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . 17

     Item 2.   Changes in Securities . . . . . . . . . . . . . 18

     Item 3.   Defaults Upon Senior Securities . . . . . . . . 18

     Item 4.   Submission of Matters to a Vote of
                    Security Holders . . . . . . . . . . . . . 18

     Item 5.   Other Information . . . . . . . . . . . . . . . 19

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . .  19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 20

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                            SIX MONTHS ENDED JUNE 30, 1997

                                       PART I.

                                       ITEM 1.


           A.  Borg-Warner Automotive, Inc. and Consolidated Subsidiaries'
                                 Financial Statements


The financial statements of Borg-Warner Automotive, Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 1996.

                    BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              (millions of dollars except share data)

                                             (Unaudited)
                                           June 30,   December 31,
                                             1997        1996
                                          ---------   -----------
A S S E T S
Cash and cash equivalents               $     29.4    $      11.5
Receivables                                  144.0          124.6
Inventories                                  100.9           91.1
Prepayments                                   11.5            8.1
Deferred income tax asset                     17.8           17.8
                                             ---------    -------
        Total current assets                 303.6          253.1
Property, plant, and equipment at cost       902.9          863.1
Less accumulated depreciation                350.7          328.9
                                             ----------   --------
        Net property, plant and equipment    552.2          534.2
Investments and advances                     139.5          135.9
Goodwill                                     547.8          555.7
Deferred income tax asset                     34.2           35.4
Other noncurrent assets                      115.6          109.3
                                             ---------    --------
        Total other assets                 1,389.3          836.3
                                             ---------     -------
                                          $1,692.9       $1,623.6
                                           ===========   ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                              $    47.4   $   38.0
Accounts payable and accrued expenses          288.6      269.3
Income taxes payable                            45.4       30.6
                                                -----     -------
        Total current liabilities              381.4      337.9
Long-term debt                                 256.7      279.3
Long-term retirement-related liabilities       326.6      326.8
Other long-term liabilities                     50.1       50.8
                                               -------    ------
        Total long-term liabilities            376.7      377.6
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued               --         --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued and outstanding
      shares of 23,663,225 in 1997                0.2        0.2
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; issued shares
      of 2,520,000 in 1997 and outstanding shares
      of 46,000 in 1997                           --          --
Capital in excess of par value                  564.9       563.9
Retained earnings                               109.1        61.8
Currency translation adjustment                  11.3        10.3
Minimum pension liability adjustment             (7.4)      (7.4)
                                                --------   --------
        Total stockholders' equity              678.1      628.8
                                                --------   --------
                                               $1,692.9   $1,623.6
                                               =========  =========

           See accompanying notes to consolidated financial statements

                             BORG-WARNER AUTOMOTIVE, INC.
                             AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (millions of dollars except share data)

                                             Three Months Ended
                                                  June 30,
                                              1997       1996
                                             --------  ----------

Net sales                                     $ 449.7   $ 381.8
Cost of sales                                   346.9     297.5
Depreciation                                     17.7      17.5
Selling, general and administrative expenses     34.0      29.2
Minority interest                                 0.5       0.5
Goodwill amortization                             4.1       2.8
Equity in affiliate earnings and other income    (4.6)     (2.8)
                                                -------  -------
Earnings before interest and finance
            charges and income taxes             51.1      37.1
Interest expense and finance charges              6.3       3.5
                                                ------   -------
          Earnings before income taxes           44.8      33.6
Provision for income taxes                       15.2      11.8
                                                -------  --------
                 Net earnings               $    29.6   $   21.8
                                               ========= =========

Net earnings per share                      $    1.25   $   0.93
                                               ======== =========

Average shares outstanding (thousands)          23,672    23,519
                                               =======  =========

Dividends declared per share                $    0.15   $   0.15
                                              ========  =========

           See accompanying notes to consolidated financial statements

                                         BORG-WARNER AUTOMOTIVE, INC.
                                         AND CONSOLIDATED SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                    (millions of dollars except share data)

                                             Six Months Ended
                                                  June 30,
                                             1997        1996
                                             -------   ---------
Net sales                                    $ 893.2   $ 730.7
Cost of sales                                  692.6     575.0
Depreciation                                    34.5      35.9
Selling, general and administrative expenses    70.0      60.0
Minority interest                                1.2       1.2
Goodwill amortization                            8.2       5.4
Equity in affiliate earnings and other income   (8.6)     (6.9)
                                               -------  --------
          Earnings before interest and finance
            charges and income taxes            95.3      60.1
Interest expense and finance charges            12.8       7.0
                                             ---------  --------
          Earnings before income taxes          82.5      53.1
Provision for income taxes                      28.1      19.0
                                              --------- --------
                 Net earnings                $  54.4    $  34.1
                                             =========   =======

Net earnings per share                        $  2.30   $  1.45
                                             ========   ========

Average shares outstanding (thousands)         23,672    23,519
                                             ========   ========

Dividends declared per share                 $  0.30   $  0.30
                                             ========   ========

                   See accompanying notes to consolidated financial statements

                   BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (millions of dollars)
                                                  Six Months Ended
                                                     June 30,

                                             1997        1996
                                             -------   ---------
Operating
Net earnings                                 $    54.4 $  34.1
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
Non-cash charges (credits) to operations:
   Depreciation                                   34.5    35.9
   Goodwill amortization                           8.2     5.4
   Other, principally equity in affiliate earnings(8.2)   (7.5)
Changes in assets and liabilities:
     Increase in receivables                      (22.1) (22.8)
   Increase in inventories                        (11.3)  (3.9)
  (Increase)decrease in prepayments                (3.7)   7.2
     Increase in accounts payable and accrued
          expenses                                 21.5   45.8
     Increase in income taxes payable              14.7    3.9
     Net change in other long-term assets
       and liabilities                             (4.0)  (0.4)
                                                  ------    -----
          Net cash provided by operating activities 84.0   97.7
Investing
Capital expenditures                               (59.5)  (32.0)
Investment in affiliates                              --    0.7
Payments for business acquired                        -- (287.8)
Proceeds from other assets                           7.5    5.9
                                                   -----  ------
          Net cash used for investing activities   (52.0) (313.2)
Financing
Net increase in notes payable                       10.8    14.5
Additions to long-term debt                          0.4   246.6
Reduction in long-term debt                        (19.7)  (34.9)
Proceeds from options exercised                      1.0     1.5
Dividends paid                                      (7.1)   (7.1)
                                                   ------   ------
         Net cash provided by (used for)
               financing activities                (14.6)   220.6
Effect of exchange rate changes on cash and cash
  equivalents                                        0.5     (0.4)
                                                    -----   ------
Net increase in cash and cash equivalents           17.9      4.7
Cash and cash equivalents at beginning of year      11.5     12.1
                                                   ------   ------
Cash and cash equivalents at end of period       $  29.4  $  16.8
                                                  =======  =======
Supplemental Cash Flow Information
Net cash paid during the period for:
     Interest expense                            $  13.2   $ 6.3
     Income taxes                                   15.2    15.6

                    See accompanying notes to financial statements

              Borg-Warner Automotive, Inc. and Consolidated Subsidiaries
                    Notes to the Consolidated Financial Statements
                                     (Unaudited)



(1) Research and development costs charged to expense for the three and six months ended June 30, 1997 were $13.7 million and $27.3 million, respectively. Costs charged to expense for the three and six months ended June 30, 1996 were $11.6 million and $23.3 million, respectively.

(2)  Inventories consisted of the following (millions of dollars):

                                       June 30,    December 31,
                                        1997          1996
                                        -------     ---------
     Raw materials                      $ 46.4       $ 43.5
     Work in progress                     42.1         30.9
     Finished goods                       12.4         16.7
                                        --------      -------
       Total inventories                $ 100.9      $ 91.1
                                        ========      ========

(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"), a joint venture based in Japan that manufactures automatic transmission components. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

     The Company's investment in NSK-Warner was $130.1 million at June 30, 1997 and $127.1 million at December 31, 1996.

     Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of June 30, 1997 and March 31, 1997 and statement of income data is presented for the three months ended June 30, 1997 and 1996. The Company's results include its share of NSK-Warner's results for the three and six months ended May 31, 1997 and 1996.

                                               June 30,      March 31,
                                                1997            1997
                                             --------       ---------
Balance Sheet        (in millions)
     Current assets                          $154.5        $ 145.7
     Noncurrent assets                        132.0          124.7
     Current liabilities (excluding debt)      73.3           74.1
     Noncurrent liabilities (excluding debt)    8.9            8.1
     Total debt                                12.0            7.4

                                        Three Months Ended
                                             June 30,
                                        -----------------
                                        1997         1996
                                        ------      -------
Statement of Income     (in millions)
--------------------

     Net sales                           $ 68.2    $  68.9
     Gross profit                          17.8       17.0
     Net income                             6.7        6.2

(4) The Company's provisions for income taxes for the three and six months ended June 30, 1997 and 1996 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a)state income taxes, b)foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits.

(5)  Following is a summary of notes payable and long-term debt:

                                        June 30, 1997       December 31, 1996
                                        ----------------    -------------------
                                        Current   Long-Term Current   Long-Term
                                        --------  --------- --------  ---------
DEBT                                    (millions of dollars)
Bank borrowings                       $ 17.1      $  67.7  $ 17.9    $   56.5
Bank term loans due through 2001(at
 an average rate of 4.8% at June 1997
 and 5.1% at December 1996)             30.1         33.8    20.0        67.2
7% Senior Notes due 2006, net of
 unamortized discount                      --       149.6      --       149.6
Capital lease liability                  0.2          5.6     0.1         6.0
                                       --------      ------ -------   --------
     Total notes payable and
       long-term debt                 $ 47.4        256.7  $ 38.0     $ 279.3
                                      ========    ======== ========  =========

The Company maintains a $350 million revolving credit facility. The facility was unused at December 31, 1996. At June 30, 1997, there was $45 million outstanding. The facility is available through September 30, 2001.

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

Based on information available to the Company, which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; estimated legal fees; and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at June 30, 1997 of approximately $8 million. The Company expects this amount to be expended over the next three to five years.

In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. The Company has been advised that BW-Security believes that the Company is responsible for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $2.5 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million with respect to the principal portion of such environmental matters. Although there can be no assurance, based upon information currently available to the Company, the Company does not believe that it is required to indemnify BW-Security under the Distribution and Indemnity Agreement with respect to such liabilities. The parties have agreed to submit this matter to binding arbitration which is expected to be completed during 1997. The Company does not currently have information sufficient to determine what its liability would be if it is ultimately determined that it is required to indemnify BW-Security with respect to such liabilities.

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

As of June 30, 1997, the Company had sold $100 million of receivables under a $102 million Receivables Transfer Agreement for face value without recourse. The Company had sold receivables under facilities aggregating $100 million at December 31, 1996.

(7) In April 1997, the Company announced that it plans to seek a buyer for its powder metal engine connecting rod business and that Lehman Brothers has been retained to solicit proposals. The connecting rod product line was acquired as part of the Company's purchase of the Precision Forged Products Division from Federal-Mogul Corporation in 1995. The connecting rod business does not offer a strategic fit with the Company's core business and although the business is experiencing rapid growth and is a solid process-oriented business, management has determined that the Company's resources are better spent on the Company's core technologies in highly engineered products and systems. For the three and six months ended June 30, 1997, this business reported net sales of $7.4 million and $15.2 million, respectively.

                                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Borg-Warner Automotive, Inc. (the "Company") operates as a leading, global supplier primarily to original equipment manufacturers ("OEMs") of passenger cars, sport utility vehicles and light trucks in the North American, European and Asian markets. Its products include a wide variety of highly engineered components and systems primarily related to drivetrain applications. Examples include "shift quality" automatic transmission components and systems, four-wheel drive ("4WD") transfer cases, automotive chain and chain systems, engine timing components and systems, and a variety of air and fluid control components and systems for engine and fuel systems control.

The following discussion covers the results of operations for the three and six months ended June 30, 1997 and 1996 and financial condition as of June 30, 1997 and December 31, 1996.

RESULTS OF OPERATIONS

The Company's products fall into four operating groups: Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems. Net sales by product grouping for the three and six months ended June 30, 1997 and 1996 are as follows (in millions of dollars):

                                   Three Months    Six Months
                                   Ended June 30, Ended June 30,
                                   -------------- ---------------
                              1997       1996     1997       1996
                              -------   -------   -------   -------
Powertrain Systems            $155.4    $147.0    $310.6    $286.0
Automatic Transmission Systems 134.6     128.9     262.4     248.2
Morse TEC                       81.9      70.7     161.3     136.7
Air/Fluid Systems               94.4      44.4     189.9      78.2
                              -------   -------   -------   -------
                               466.3     391.0     924.2     749.1
Intergroup eliminations        (16.6)     (9.2)    (31.0)    (18.4)
                              --------  --------  --------  --------
Net sales                     $449.7    $381.8    $893.2    $730.7
                              ========  ========= ========  ========

Sales for the quarter ended June 30, 1997 were up 18% from the same period in the prior year despite a softening in second quarter automotive production numbers. Adjusted for the effects of the manual transmission sale in December 1996 and the acquisition of the Holley Automotive, Coltec Automotive and Performance Friction Products businesses ("Coltec") in June 1996, sales increased 13%. Strong sales of 4WD transfer cases, engine timing chain systems, transmission chain, and automatic transmission components drove the increase for the quarter. Revenue growth continued from the Company's presence on sport-utility vehicles and light trucks, which continue to outpace the overall growth in the automotive marketplace. The Coltec businesses had sales of $62 million in the second quarter of 1997 compared with $10.7 million for the period June 17, 1996 (date of acquisition) through June 30, 1996.

Powertrain Systems realized an $8.4 million increase in sales over the same period of 1996, a 6% improvement despite the loss of manual transmission revenues ($30 million for the second quarter of 1996) due to the sale of the manual transmission business on December 31, 1996. Excluding 1996 manual transmission revenues, the sales gain was 33%, driven by increased volume of transfer case sales. Automatic Transmission Systems sales increased 4%, principally from volume increases by the Company's OEM customers. Morse TEC sales rose 16%, reflecting increased sales of engine timing systems and MORSE GEMINI(TM)Chain Systems to GM which commenced in the third quarter of 1996. Additionally, the group benefited from engine timing chain system sales for Ford's new 4-liter overhead cam engine which commenced in late 1996. Air/Fluid Systems sales, excluding the Coltec units acquired, were flat compared to the prior quarter.

Sales increased 22% (16% for comparable sales) in the first six months of 1997 to $893.2 million from $730.7 million in the first six months of 1996 continuing the Company's trend of growth exceeding that of world automobile production. Comparatively, North American production increased by 2%, Japanese production increased by 12% and the European market increased by 2%. The sales increase was fueled by significant volume increases in transfer case, engine timing system and transmission chain sales. Large transfer case unit sales increased 47% due to sales of new large transfer cases for the Ford Expedition and F-150 pickups introduced during 1996. Small transfer case unit sales increased 20% due to a higher percentage of total Ford Explorer production incorporating 4WD. Foreign exchange negatively impacted sales by approximately $9 million particularly due to the strength of the dollar against the German mark and Japanese yen.

The Company has increased its spending on research and development by $2.1 million and $4.0 million for the three and six months ended June 30, 1997 primarily due to additional spending related to the Coltec businesses acquired in June 1996 and to maintain and expand its technological expertise in both product and process. Spending continued at approximately 3.0% of sales.

For the three months ended June 30, 1997 and 1996, the Company's portion of NSK-Warner's earnings was $3.9 million and $2.9 million, respectively. The Company's portion of such earnings for the six months ended June 30, 1997 increased 12% to $7.4 million from $6.6 million in the prior period. The earnings increase for both periods is due to strong yen denominated operating results partially offset by a weaker yen against the dollar compared to the same periods of the prior year.

The Company's income taxes are based upon estimated annual tax rates for the year. The first quarter and six months of 1997 reflect certain tax credits related to research and development programs and foreign operations. These realized credits resulted in the effective income tax rate for the first quarter and six months of 1997 being lower than the standard federal and state tax rates. The Company's effective rate was also lower than the standard federal and state rates in 1996 as the Company also benefited from foreign tax credits in 1996 as well. However, research and development credits were not effective until June 1996, thus the effective rate in 1996 was slightly higher than the rate for 1997.

Net earnings for the quarter ended June 30, 1997 rose 36% to $29.6 million compared with $21.8 million for the second quarter ended June 30, 1996. The increase was primarily the result of increased sales volume, a slight improvement in gross profit margin, and increased NSK-Warner earnings. The margin improvement is the result of volume gains, ongoing cost reduction efforts and the positive effect from the sale of the manual transmission business in 1996. The improvement was tempered by price reductions from customers and increases in goodwill amortization and interest related to the Coltec acquisition.

For the first six months of 1997, the Company reported an increase in net earnings of 60%, or $54.4 million, compared to $34.1 million for the same period of 1996. The increase is attributed to the same conditions as those related to the second quarter improvement discussed above.

FINANCIAL CONDITION AND LIQUIDITY

Cash generated from operations for the six months ended June 30, 1997 totaled $84 million primarily from net earnings of $54.4 million, a net reduction in operating assets and liabilities of $4.9 million and non-cash items, including $34.5 million of depreciation and $8.2 million of goodwill amortization. The increase in goodwill amortization is a result of the Coltec acquisition.

The operating cash was used to fund $59.5 million in capital expenditures for the six months ended June 30, 1997. The increase in capital spending of $27.5 million over the prior year period is due to increased spending to increase capacities and to fund existing and new programs. The Company anticipates that capital spending for full-year 1997 will be higher than full-year 1996 due to a full year of spending on the Coltec businesses acquired and to continue to fund existing and new programs. The remainder of operating cash was used to reduce the Company's debt. The Company believes that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for the remainder of 1997.

The majority of the changes in the June 30, 1997 balance sheet as compared to December 31, 1996 were due to the increase in level of business. Increases in receivables, inventories and accounts payable and accrued expenses were commensurate with the increase in volume of business. Net working capital, excluding notes payable, increased by $16.4 million. Investments and advances increased $3.6 million primarily due to current year affiliate earnings offset by dividends.

As of June 30, 1997 and December 31, 1996, the Company had sold $100 million of receivables under a $102 million Receivables Transfer Agreement for face value without recourse.

OTHER

In April 1997, the Company announced that it plans to seek a buyer for its powder metal engine connecting rod business and that Lehman Brothers has been retained to solicit proposals. The connecting rod product line was acquired as part of the Company's purchase of the Precision Forged Products Division from Federal-Mogul Corporation in 1995. The connecting rod business does not offer a strategic fit with the Company's core business and although the business is experiencing rapid growth and is a solid process-oriented business, management has determined that the Company's resources are better spent on the Company's core technologies in highly-engineered products and systems. For the three and six months ended June 30, 1997, this business reported net sales of $7.4 million and $15.2 million, respectively.

As discussed more fully in Note 6 of the Notes to the Consolidated Financial Statements, various claims and suits arising in the ordinary course of business and seeking money damages have been filed against the Company. In each of these cases, the Company believes that it has a defendable position or has made adequate provisions to protect the Company from material losses. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles. These provisions include both legal fees and possible outcomes of legal proceedings.

In connection with the Spin-Off, the Company and Borg-Warner Security Corporation ("BW-Security") entered into a Distribution and Indemnity Agreement which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. The Company has been advised that BW-Security believes that the Company is responsible for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $2.5 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million with respect to the principal portion of such environmental matters. Although there can be no assurance, based upon information currently available to the Company, the Company does not believe that it is required to indemnify BW-Security under the Distribution and Indemnity Agreement with respect to such liabilities. The parties have agreed to submit this matter to binding arbitration which is expected to be completed during 1997. The Company does not currently have information sufficient to determine what its liability would be if it is ultimately determined that it is required to indemnify BW-Security with respect to such liabilities.

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

On July 15, 1997, the Company declared a $0.15 per share dividend to be paid on August 15, 1997 to shareholders of record on August 1, 1997.

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

          In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. The Company has been advised that BW-Security believes that the Company is responsible for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $2.5 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million with respect to the principal portion of such environmental matters. Although there can be no assurance, based upon information currently available to the Company, the Company does not believe that it is required to indemnify BW-Security under the
        Distribution and Indemnity Agreement with respect to such liabilities.
          In addition, the Company does not currently have information sufficient to determine what its liability would be if it is ultimately determined that it is required to indemnify BW-Security with respect to such liabilities.

          Centaur Insurance Company ("Centaur"), BW-Security's discontinued property and casualty insurance subsidiary, ceased writing insurance in 1984 and has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise liabilities at an aggregate level that is not in excess of the subsidiary's assets. In the rehabilitation, Centaur's assets are currently being used to satisfy claim liabilities under direct insurance policies written by Centaur. Any remaining assets will be applied to Centaur's obligations to other insurance companies under reinsurance contracts. The foregoing has resulted in several lawsuits seeking substantial dollar amounts being filed against BW-Security, and in some cases the Company, for recovery of alleged damages from the failure of Centaur to satisfy its reinsurance obligations. All of these lawsuits, except one to which the Company is not currently a party, have been settled. The defense of this litigation is being managed by BW-Security and the Company is indemnified by BW-Security for any losses or expenses arising out of the litigation.

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

          Inapplicable.

Item 3.   Defaults Upon Senior Securities

          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          On April 29, 1997, the Company held its annual meeting of stockholders. At such meeting, Andrew F. Brimmer. James J. Kerley and Alexis P. Michas were elected as directors to serve for a term expiring in 2000. Each of Jere A. Drummond, Ivan W. Gorr, John F. Fiedler, Albert J. Fitzgibbons, III and Paul E. Glaske continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:

                                       For        Against   Withheld
                                   ---------      --------  --------
          Andrew F. Brimmer        16,591,268     4,190     39,513
          James J. Kerley          16,592,896     2,562     37,885
          Alexis P. Michas         16,595,272     186       35,509

          At such meeting, the proposal to amend the Company's 1993 Stock Incentive Plan was approved by the following votes:

                                       For        Against   Abstain
                                   ------------   -------   ---------
                                   16,223,480     342,036   20,506

          At such meeting, the selection of Deloitte & Touche LLP as auditors was approved by the following votes:

                                       For        Against   Abstain
                                   ------------   -------   ----------
                                   16,619,173     7,123     4,484

Item 5.   Other Information

          Inapplicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

               3.1 Restated Certificate of Incorporation on the Company (incorporated by reference to Exhibit No. 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

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



                              BORG-WARNER AUTOMOTIVE, INC.
                             (Registrant)


                              By    /s/ WILLIAM C. CLINE
                              ------------------------------
                              William C. Cline
                              (Signature)


                              Vice President and Controller
                              Principal Accounting Officer)


Date: August 11, 1997