Form 10-Q
period 1997-09-30
BORG WARNER AUTOMOTIVE INC
filed 1997-11-12
CIK 908255

--------------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                       For the Quarter ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO ----

On October 31, 1997 the registrant had 23,751,865 shares of Common Stock and 1,500 shares of Series I Non-Voting Common Stock outstanding.

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                         NINE MONTHS ENDED SEPTEMBER 30, 1997


                                        INDEX


                                                                 Page No.

PART I.   Financial Information

     Item 1.   Financial Statements

               Introduction                                           2

               Condensed Consolidated Balance Sheets at
                    September 30, 1997 and December 31, 1996          3

               Consolidated Statements of Income for the three
                    months ended September 30, 1997 and 1996          4

               Consolidated Statements of Income for the nine
                    months ended September 30, 1997 and 1996          5

               Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 1997 and 1996          6

               Notes to the Consolidated Financial Statements         7

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               11

     Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                       15

PART II.  Other Information

     Item 1.   Legal Proceedings                                      16

     Item 2.   Changes in Securities                                  16

     Item 3.   Defaults Upon Senior Securities                        16

     Item 4.   Submission of Matters to a Vote of
                    Security Holders                                  16

     Item 5.   Other Information                                      16

     Item 6.   Exhibits and Reports on Form 8-K                       17


SIGNATURES                                                            18

                            BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                         NINE MONTHS ENDED SEPTEMBER 30, 1997

                                       PART I.

                                       ITEM 1.


           A.  Borg-Warner Automotive, Inc. and Consolidated Subsidiaries'
                                 Financial Statements


The financial statements of Borg-Warner Automotive, Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                    BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                               (millions of dollars except share data)

                                             (Unaudited)
                                   September 30,  December 31,
                                        1997         1996
                                   -------------  -------------
A S S E T S
-------------
Cash and cash equivalents                $        19.4     $     11.5
Receivables                                      138.6          124.6
Inventories                                      111.8           91.1
Prepayments                                       16.6            8.1
Deferred income tax asset                         17.8           17.8
                                            -------------  --------------
     Total current assets                         304.2          253.1
Property, plant, and equipment at cost            921.3          863.1
Less accumulated depreciation                     362.6          328.9
                                            -------------  --------------
     Net property, plant and equipment            558.7          534.2
Investments and advances                          136.0          135.9
Goodwill                                          543.1          555.7
Deferred income tax asset                          34.2           35.4
Other noncurrent assets                           120.2          109.3
                                            -------------  --------------
     Total other assets                           833.5          836.3
                                            -------------  --------------
                                             $  1,696.4     $  1,623.6
                                            =============  ==============
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Notes payable                                $     48.8     $    38.0
Accounts payable and accrued expenses             289.5         269.3
Income taxes payable                               50.0          30.6
                                             =============  ==============
     Total current liabilities                     388.3         337.9
Long-term debt                                     244.8         279.3
Long-term retirement-related liabilities           325.3         326.8
Other long-term liabilities                         50.4          50.8
                                               -------------  --------------
     Total long-term liabilities                   375.7         377.6
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued                   --            --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued and outstanding
      shares of 23,663,225 in 1997                   0.2            0.2
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; issued shares
      of 2,520,000 in 1997 and outstanding shares
      of 46,000 in 1997                                --             --
Capital in excess of par value                      566.0          563.9
Retained earnings                                   127.1           61.8
Currency translation adjustment                       1.7           10.3
Minimum pension liability adjustment                 (7.4)          (7.4)
                                             -------------- -------------
     Total stockholders' equity                      687.6          628.8
                                              -------------- -------------
                                                $  1,696.4     $  1,623.6

                 See accompanying notes to consolidated financial statements

                                         BORG-WARNER AUTOMOTIVE, INC.
                                         AND CONSOLIDATED SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                    (millions of dollars except share data)

                                              Three Months Ended
                                                  September 30,
                                              ---------------------
                                                  1997      1996
                                              ---------  -----------
Net sales                                    $    406.8  $  387.7
Cost of sales                                     323.7     308.1
Depreciation                                       17.0      17.8
Selling, general and administrative expenses       25.5      27.1
Minority interest                                   0.6       0.7
Goodwill amortization                               4.2       4.0
Equity in affiliate earnings and other income      (3.1)     (3.6)
                                               ---------- -----------
Earnings before interest and finance
            charges and income taxes               38.9      33.6
Interest expense and finance charges                6.2       7.0
                                               ---------- -----------
          Earnings before income taxes             32.7      26.6
Provision for income taxes                         11.1       7.8
                                               --------- -----------
               Net earnings                  $     21.6  $   18.8
                                              ========== ===========

Net earnings per share                       $     0.91  $   0.80
                                              ========== ===========

Average shares outstanding (thousands)          23,692       23,543
                                              ========== ===========

Dividends declared per share                   $  0.15    $   0.15
                                              ========== ===========

                   See accompanying notes to consolidated financial statements

                                         BORG-WARNER AUTOMOTIVE, INC.
                                         AND CONSOLIDATED SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                    (millions of dollars except share data)

                                             Nine Months Ended
                                               September 30,
                                             ----------------
                                             1997      1996
                                             ------    ------
Net sales                               $    1,300.0   $ 1,118.4
Cost of sales                                1,016.3       883.1
Depreciation                                    51.5        53.7
Selling, general and administrative expenses    95.5        87.1
Minority interest                                1.8         1.9
Goodwill amortization                           12.4         9.4
Equity in affiliate earnings and other income  (11.7)      (10.5)
                                             -------    --------
          Earnings before interest and finance
            charges and income taxes           134.2       93.7
Interest expense and finance charges            19.0       14.0
                                             -------    -------
          Earnings before income taxes         115.2       79.7
Provision for income taxes                      39.2       26.8
                                             --------- ---------
                 Net earnings               $  76.0    $   52.9
                                            =========  ==========

Net earnings per share                      $  3.21    $   2.25
                                            =========  ==========
Average shares outstanding (thousands)         23,692    23,543
                                            ========= ==========
Dividends declared per share                $   0.45   $   0.45
                                            =========  ==========

                   See accompanying notes to consolidated financial statements

                   BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (millions of dollars)

                                              Nine Months Ended
                                                September 30,
                                             ------------------
                                               1997      1996
                                             -------   ---------
Operating
Net earnings                                    $    76.0   $  52.9
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
Non-cash charges (credits) to operations:
     Depreciation                                    51.5      53.7
     Goodwill amortization                           12.4       9.4
     Other, principally equity in affiliate earnings(11.3)    (11.2)
Changes in assets and liabilities:
     Increase in receivables                        (18.0)    (14.0)
  Increase in inventories                           (22.9)     (7.5)
 (Increase)decrease in prepayments                   (8.7)      3.9
  Increase in accounts payable and accrued
          expenses                                   23.8       6.3
  Increase in income taxes payable                   19.6       5.2
  Net change in other long-term assets and liabilities(8.2)   (25.1)
                                                    --------- ---------
          Net cash provided by operating activities  114.2     73.6
Investing
Capital expenditures                                 (88.5)   (57.8)
Investment in affiliates                               --       2.5
Payments for business acquired                         --    (287.8)
Proceeds from other assets                             9.0      7.3
                                                    --------- --------
     Net cash used for investing activities          (79.5)  (335.8)
Financing
Net increase in notes payable                         12.6     10.6
Additions to long-term debt                            0.8    300.1
Reduction in long-term debt                          (31.1)   (30.0)
Proceeds from options exercised                        2.1      2.3
Dividends paid                                       (10.7)   (10.6)
                                                    --------- --------
     Net cash provided by (used for)
      financing activities                            (26.3)  272.4
Effect of exchange rate changes on cash and cash
  equivalents                                          (0.5)   (0.2)
                                                    --------- --------
Net increase in cash and cash equivalents               7.9    10.0
Cash and cash equivalents at beginning of year         11.5    12.1
                                                    --------- --------
Cash and cash equivalents at end of period          $  19.4   $ 22.1
                                                   ========== =========
Supplemental Cash Flow Information
Net cash paid during the period for:
     Interest expense                               $  18.0   $ 12.0
     Income taxes                                      21.3     25.3

               See accompanying notes to financial statements

              Borg-Warner Automotive, Inc. and Consolidated Subsidiaries
                    Notes to the Consolidated Financial Statements
                                     (Unaudited)

(1) Research and development costs charged to expense for the three and nine months ended September 30, 1997 were $13.7 million and $41.0 million, respectively. Costs charged to expense for the three and nine months ended September 30, 1996 were $14.4 million and $37.7 million, respectively.

(2)  Inventories consisted of the following (millions of dollars):

                      September 30, December 31,
                          1997         1996
                      -----------  --------------
     Raw materials       $ 44.6      $ 43.5
     Work in progress      50.7        30.9
     Finished goods        16.5        16.7
                         -------    --------
       Total inventories $111.8      $ 91.1
                         =======    ========

(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"), a joint venture based in Japan that manufactures automatic transmission components. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

     The Company's investment in NSK-Warner was $126.4 million at September 30, 1997 and $127.1 million at December 31, 1996.

     Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of September 30, 1997 and March 31, 1997 and statement of income data is presented for the three and six months ended September 30, 1997 and 1996. The Company's results include its share of NSK-Warner's results for the three and nine months ended August 31, 1997 and 1996.

                              September 30,  March 31,
                                   1997         1997
                              -------------  -----------
Balance Sheet                      (in millions)
Current assets                     $145.4      $145.7
Noncurrent assets                   126.4       124.7
Current liabilities(excluding debt)  69.5        74.1
Noncurrent liabilitiesexcluding debt) 8.3         8.1
Total debt                            7.5         7.4

                                        Three Months Ended
                                          September,30,
                                   --------------------
                                       1997    1996
                                   --------- ----------
Statement of Income                     (in millions)
Net Sales                          $ 67.4      $ 74.5
Gross Profit                         15.3        19.4
Net income                            5.5         7.1




                                   Six Months Ended
                                     September, 30,
                                   ------------------
                                     1997     1996
                                   --------  --------
Statement of Income                   (in millions)
Net sales                          $134.8      $144.1
Gross profit                       33.0          36.6
Net income                         12.3          13.3

(4) The Company's provisions for income taxes for the three and nine months ended September 30, 1997 and 1996 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a)state income taxes,
b)foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits.

(5)  Following is a summary of notes payable and long-term debt:

                              September 30, 1997  December 31, 1996
                              Current   Long-Term Current   Long-Term
                              --------  -------- ---------  ---------
DEBT                                    (millions of dollars)
Bank borrowings                    $ 18.3    $   56.8  $ 17.9  $   56.5
Bank term loans due through 2001
(at an average rate of 5.0% at
 Sept.1997 and 5.1% at December
 1996)                               30.2        33.1    20.0      67.2
7% Senior Notes due 2006, net of
 unamortized discount                  --       149.6      --     149.6
Capital lease liability               0.3         5.3     0.1       6.0
                                   -------    -------  ------    -------
 Total notes payable and
  long-term debt                   $ 48.8    $  244.8  $ 38.0   $ 279.3
                                   =======   ======== ========= ========
/TABLE

     The Company maintains a $350 million revolving credit facility. The facility was unused at December 31, 1996. At September 30, 1997, there was $25 million outstanding. The facility is available through September 30, 2001.

     The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional foreign indebtedness.

(6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at 29 hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at these sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

     Based on information available to the Company, which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; estimated legal fees; and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at September 30, 1997 of approximately $7.5 million. The Company expects this amount to be expended over the next three to five years.

     The Company was a wholly-owned subsidiary of Borg-Warner Security Corporation ("BW-Security") until January 27, 1993, at which time it was distributed to the stockholders of BW-Security in a tax-free distribution (the "Spin-Off"). In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement (the "Indemnity Agreement") which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. BW-Security has claimed that, under the Indemnity Agreement, the Company must indemnify it for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $2.5 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million (the "Letter of Credit") with respect to the principal portion of such environmental matters. The parties agreed to submit this matter to binding arbitration. On November 4, 1997, the Arbitrator ruled that the Company is contractually obligated to indemnify BW-Security for past and future losses and costs relating to such environmental matters and for costs associated with the Letter of Credit. The Company does not currently have information sufficient to determine the extent of its liability to BW-Security for indemnification of such liabilities. The Company intends to appeal the Arbitrator's ruling, although success on appeal within the arbitration system is rare.

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

     As of September 30, 1997, the Company had sold $100 million of receivables under a $102 million Receivables Transfer Agreement for face value without recourse. The Company had sold receivables under facilities aggregating $100 million at December 31, 1996.

(7) In April 1997, the Company announced that it plans to seek a buyer for its powder metal engine connecting rod business and that Lehman Brothers has been retained to solicit proposals. The connecting rod business does not offer a strategic fit with the Company's core business and, although the business is experiencing rapid growth and is a solid process-oriented business, management has determined that the Company's resources are better spent on the Company's core technologies in highly-engineered products and systems. For the three and nine months ended September 30, 1997, this business reported net sales of $7.6 million and $22.9 million, respectively.

(8) Effective October 31, 1997, the Company purchased a 63% interest in Kuhnle, Kopp & Kausch A.G. from Penske Corporation following notification from the German regulatory authority that it would not prohibit the transaction. Kuhnle, Kopp & Kausch is a German manufacturer of automotive and industrial turbochargers and turbomachinery supplying most European engine manufacturers with turbochargers for the light and commercial vehicle markets, and turbomachinery for industrial applications. Sales for 1996 totaled DM314 million of which DM210 million was from the turbocharger business and DM104 million from the turbomachinery business.

Item 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Borg-Warner Automotive, Inc. (the "Company") operates as a leading, global supplier primarily to original equipment manufacturers ("OEMs) of passenger cars, sport utility vehicles and light trucks serving the North American, European and Asian automotive markets. The Company is a product leader in highly engineered components and systems primarily for automotive drivetrain applications. Examples include "shift quality" automatic transmission components and systems, four-wheel drive ("4WD") transfer cases, automotive chain and chain systems, engine timing components and systems, and a variety of air and fluid control components and systems for engine and fuel systems control.

The following discussion covers the results of operations for the three and nine months ended September 30, 1997 and 1996 and financial condition as of September 30, 1997 and December 31, 1996.

RESULTS OF OPERATIONS

The Company's products fall into four operating groups: Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems. Net sales by product grouping for the three and nine months ended September 30, 1997 and 1996 are as follows (in millions of dollars):

                                Three Months       Nine Months
                                Ended             Ended
                               September 30,      September 30,
                              ---------------     --------------
                               1997      1996     1997       1996
                              ------    ------    -------   -------
Powertrain Systems            $140.2    $127.3    $  450.8  $  413.4
Automatic Transmission Systems 124.6     116.9       387.0     365.1
Morse TEC                       78.0      68.1       239.3     204.8
Air/Fluid Systems               80.7      84.8       270.6     163.0
                              -------   -------   --------  --------
                              423.5      397.1     1,347.6   1,146.3
Intergroup eliminations       (16.7)      (9.4)      (47.7)    (27.9)
                              -------   --------  --------- ---------
Net sales                     $406.8    $387.7    $1,300.0  $1,118.4
                              =======   ========  ========= =========
/TABLE

Sales for the quarter ended September 30, 1997 were up 5% from the same period in the prior year despite a 3% decline in North American automotive production. Adjusted for the effects of the manual transmission sale in December 1996, sales increased 11%. Strong sales of 4WD transfer cases, engine timing chain systems, transmission chain, and automatic transmission components drove the increase for the quarter. Revenue growth continued from the Company's presence on sport-utility vehicles and light trucks, which continue to outpace the overall growth in the automotive marketplace with truck production representing a higher percentage of total production compared to the prior year.

Powertrain Systems realized a $12.9 million increase in sales over the same period of 1996, a 10% improvement despite the loss of manual transmission revenues ($21 million for the third quarter of 1996) due to the sale of the manual transmission business on December 31, 1996. Excluding 1996 manual transmission revenues, the sales gain was 32%, driven by an increase in volume of transfer case sales. Automatic Transmission Systems sales increased 7%, principally from volume increases by the Company's OEM customers. Morse TEC sales rose 15%, reflecting increased sales of engine timing systems, 4WD transfer case applications, and MORSE GEMINI(TM)Chain Systems to GM which commenced during the third quarter of 1996. Additionally, the group continued to benefit from engine timing chain system sales for Ford's new 4-liter overhead cam engine which commenced in late 1996. Air/Fluid Systems sales decreased 5% compared to the prior quarter primarily due to delays in model changeovers at Chrysler and slow new product launches.

Sales increased 16% (14% for comparable sales) in the first nine months of 1997 to $1,300 million from $1,118 million in the first nine months of 1996, continuing the Company's trend of growth exceeding that of world automobile production. Comparatively, North American production was flat, Japanese production increased by 9% and the European market increased by 1%. The Company's sales increase was fueled by significant volume increases in transfer case, engine timing system and transmission chain sales. Large transfer case unit sales increased 49% due to sales of new large transfer cases for the Ford Expedition and F-150 pickups introduced during 1996. Small transfer case unit sales increased 15% due to a higher percentage of total Ford Explorer production incorporating 4WD. Foreign exchange negatively impacted sales for the first nine months of 1997 by approximately $18 million particularly due to the strength of the dollar against the German mark and Japanese yen.

Research and development spending continued at approximately 3.0% of sales. Total expense for the three and nine months ended September 30, 1997 was $13.7 million and $41.0 million respectively, compared to $14.4 million and $37.7 million for the same periods of 1996. The increase of $3.3 million for the nine months ended September 30, 1997 is primarily due to additional spending related to the acquisition of the Holley Automotive, Coltec Automotive and Performance Friction Products businesses ("Coltec") in June 1996.

For the three months ended September 30, 1997 and 1996, the Company's portion of
NSK-Warner's earnings was $2.6 million and   $3.4 million, respectively.  The
Company's portion of such earnings was flat at $10.0 million for each of the nine month periods ended September 30, 1997 and 1996 despite an increase in yen denominated operating results. Earnings for both periods were negatively impacted by a weaker yen against the dollar and a decline in sales prices compared to the same periods of the prior year.

The Company's income taxes are based upon estimated annual tax rates for the year. The third quarter and nine months of 1997 reflect certain tax credits related to research and development programs and foreign operations. These realized credits resulted in the effective income tax rate for the third quarter and nine months of 1997 being lower than the standard federal and state tax rates. The Company's effective rate was also lower than the standard federal and state rates in 1996 as the Company also benefited from such tax credits in 1996 as well.

Net income for the quarter ended September 30, 1997 rose 15% to $21.6 million compared with $18.8 million for the third quarter ended September 30, 1996. The increase was primarily the result of increased sales volume and decreased selling, general and administrative expenses primarily due to favorable post-retirement benefit cost experience. The improvement was tempered by price reductions from customers.

For the first nine months of 1997, the Company reported an increase in net earnings of 44% to $76.0 million, compared to $52.9 million for the same period of 1996. The increase is attributed to the same conditions as those related to the third quarter improvement discussed above and to an improvement in year-to-date gross profit margin resulting from ongoing cost reduction efforts and the positive effect from the sale of the manual transmission business. The improvement was offset by increased year-to-date interest expense and goodwill amortization related to the Coltec acquisition.

FINANCIAL CONDITION AND LIQUIDITY

Cash generated from operations for the six months ended September 30, 1997 totaled $114.2 million primarily from net earnings of $76.0 million, a net reduction in operating assets and liabilities of $14.4 million and non-cash items, including $51.5 million of depreciation and $12.4 million of goodwill amortization. The increase in goodwill amortization is a result of the Coltec acquisition.

The operating cash was used to fund $88.5 million in capital expenditures for the nine months ended September 30, 1997. The increase in capital spending of $30.7 million over the prior year period is due to increased spending to increase capacities and continued funding of existing and new programs. The Company anticipates that capital spending for full-year 1997 will be higher than full-year 1996 due to a full year of spending on the Coltec businesses acquired and to continue to fund existing and new programs. The remainder of operating cash was used to reduce the Company's debt. The Company believes that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for the remainder of 1997.

The majority of the changes in the September 30, 1997 balance sheet as compared to December 31, 1996 were due to the increase in level of business. Increases in receivables, inventories and accounts payable and accrued expenses were commensurate with the increase in volume of business. Net working capital, excluding notes payable, increased by $11.5 million. Investments and advances was essentially flat compared to December 31, 1996 as current year affiliate earnings were offset by dividends and the currency exchange effect of a weaker yen against the dollar.

As of September 30, 1997 and December 31, 1996, the Company had sold $100 million of receivables under a $102 million Receivables Transfer Agreement for face value without recourse.

OTHER

Effective October 31, 1997, the Company purchased a 63% interest in Kuhnle, Kopp & Kausch A.G. from Penske Corporation following notification from the German regulatory authority that it would not prohibit the transaction. Kuhnle, Kopp & Kausch is a German manufacturer of automotive and industrial turbochargers and turbomachinery supplying most European engine manufacturers with turbochargers for the light and commercial vehicle markets, and turbomachinery for industrial applications. Sales for 1996 totaled DM314 million of which DM210 million was from the turbocharger business and DM104 million from the turbomachinery business.

In April 1997, the Company announced that it plans to seek a buyer for its powder metal engine connecting rod business and that Lehman Brothers has been retained to solicit proposals. The connecting rod product line was acquired as part of the Company's purchase of the Precision Forged Products Division from Federal-Mogul Corporation in 1995. The connecting rod business does not offer a strategic fit with the Company's core business and, although the business is experiencing rapid growth and is a solid process-oriented business, management has determined that the Company's resources are better spent on the Company's core technologies in highly-engineered products and systems. For the three and nine months ended September 30, 1997, this business reported net sales of $7.6 million and $22.9 million, respectively.

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

The Company was a wholly-owned subsidiary of Borg-Warner Security Corporation ("BW-Security") until January 27, 1993, at which time it was distributed to the stockholders of BW-Security in a tax-free distribution (the "Spin-Off"). In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement (the "Indemnity Agreement") which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. BW-Security has claimed that, under the Indemnity Agreement, the Company must indemnify it for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $2.5 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million (the "Letter of Credit") with respect to the principal portion of such environmental matters. The parties agreed to submit this matter to binding arbitration. On November 4, 1997, the Arbitrator ruled that the Company is contractually obligated to indemnify BW-Security for past and future losses and costs relating to such environmental matters and for costs associated with the Letter of Credit. The Company does not currently have information sufficient to determine the extent of its liability to BW-Security for indemnification of such liabilities. The Company intends to appeal the Arbitrator's ruling, although success on appeal within the arbitration system is rare.

The Company believes that none of these matters, individually or in the aggre-gate, will have a material adverse effect on its financial position or future operating results, generally either because estimates of the maximum potential liability at a site are not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such matter.

                  DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts are "forward-looking" statements as contemplated by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the forward-looking statements. Such risks and uncertainties include fluctuations in domestic and foreign automotive production, the continued use of outside suppliers by original equipment manufacturers, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Cautionary Statements filed as Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 1996.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

          Inapplicable.

                                       PART II



Item 1.   Legal Proceedings

          The Company was a wholly-owned subsidiary of Borg-Warner Security Corporation ("BW-Security") until January 27, 1993, at which time it was distributed to the stockholders of BW-Security in a tax-free distribution (the "Spin-Off"). In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement (the "Indemnity Agreement") which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. BW-Security has claimed that, under the Indemnity Agreement, the Company must indemnify it for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $2.5 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million (the "Letter of Credit") with respect to the principal portion of such environmental matters. The parties agreed to submit this matter to binding arbitration. On November 4, 1997, the Arbitrator ruled that the Company is contractually obligated to indemnify BW-Security for past and future losses and costs relating to such environmental matters and for costs associated with the Letter of Credit. The Company does not currently have information sufficient to determine the extent of its liability to BW-Security for indemnification of such liabilities. The Company intends to appeal the Arbitrator's ruling, although success on appeal within the arbitration system is rare.

Item 2.   Changes in Securities

               Inapplicable.

Item 3.   Defaults Upon Senior Securities

               Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders

               Inapplicable.

Item 5.   Other Information

               Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    10.1 Form of Change of Control Employment Agreement for Executive Officers

                    27.1 Financial data schedule

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



                              BORG-WARNER AUTOMOTIVE, INC.
                                  (Registrant)


                         By    /s/ William C. Cline
                              ---------------------------
                                        (Signature)
                                      William C. Cline
                               Vice President and Controller
                               (Principal Accounting Officer)



Date: November 12, 1997