Form 10-K405
period 1997-12-31
BORG WARNER AUTOMOTIVE INC
filed 1998-03-20
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-K
                   Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1997 Commission file number: 1-12162

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

            Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
Title of each class                          on which registered
------------------------                     -----------------------
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

     The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on March 16, 1998 was approximately $1.4 billion. As of March 16, 1998, the registrant had 23,610,409 shares of Common Stock and 1,500 shares of Non-Voting Common Stock outstanding.

     Indicate by check-mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./x/

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

                                                          Part of Form 10-K
                                                              into which
          Document                                           incorporated
          --------                                       ---------------------
Borg-Warner Automotive, Inc. 1997 Annual
 Report to Stockholders                                     Parts II and IV
Borg-Warner Automotive, Inc. Proxy Statement
 for the 1998 Annual Meeting of Stockholders                   Part III

                            BORG-WARNER AUTOMOTIVE, INC.
                                     FORM 10-K
                            YEAR ENDED DECEMBER 31, 1997


INDEX

Item
Number                                                      Page

PART I
1.   Business                                               3
2.   Properties                                             10
3.   Legal Proceedings                                      10
4.   Submission of Matters to a Vote of Security Holders    11

PART II
5.   Market for the Registrant's Common Equity and Related
     Stockholder Matters                                    11
6.   Selected Financial Data                                11
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                    12
8.   Financial Statements and Supplementary Data            12
9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                    12

PART III
10.  Directors and Executive Officers of the Registrant     12
11.  Executive Compensation                                 12
12.  Security Ownership of Certain Beneficial Owners and
     Management                                             12
13.  Certain Relationships and Related Transactions         12

PART IV
14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                            13

PART I

Item 1. Business

     Borg-Warner Automotive, Inc., a Delaware corporation (the "Company"), was incorporated in 1987. The Company is a leading, global Tier I supplier of highly engineered systems and components, primarily for automotive powertrain applications. These products are manufactured and sold worldwide, primarily to original equipment manufacturers ("OEMs") of passenger cars, sport utility vehicles and light trucks. The Company, which operates 36 manufacturing facilities in 12 countries serving the North American, European and Asian automotive markets, is an original equipment supplier to every major OEM in the world.

Company Business Units

     The Company's products fall into four categories: Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems. Net revenues by product grouping for the three years ended December 31, 1997, 1996 and 1995, are as follows (in millions of dollars):

                              Year ended December 31,
                              1997      1996      1995
                              -------   -------   --------
Powertrain Systems            $  605.2  $  562.7  $  544.8
Automatic Transmission Systems   519.8     481.8     454.4
Morse TEC                        324.1     276.5     257.6
Air/Fluid Systems                357.0     258.8     107.6
AG Kuhnle, Kopp & Kausch          24.8        --        --
                              ---------   -------  --------
                               1,830.9   1,579.8   1,364.4
Interbusiness eliminations       (63.9)    (39.7)    (35.3)
                               -------- --------- ----------
     Net sales                $1,767.0  $1,540.1  $1,329.1
                              ========= ========== =========

     The Company's newest acquisition, a majority interest in AG Kuhnle, Kopp & Kausch, is shown separately since the Company is not the sole stockholder and has not yet finalized its plans concerning future integration of the business nor determined which product grouping is appropriate.

     The sales information presented above excludes the sales by the Company's unconsolidated joint ventures. See "Joint Ventures." Such sales totaled approximately $386 million in 1997, approximately $430 million in 1996 and approximately $394 million in 1995.

     The Company conducts business in one industry segment. See Note 9 of the Notes to Consolidated Financial Statements on pages 33 and 34 of the Company's Annual Report.

Powertrain Systems

     Powertrain Systems' products include four-wheel drive ("4WD") and all-wheel drive transfer cases.

Transfer cases are installed primarily on light trucks and sport-utility vehicles. A transfer case attaches to the transmission and distributes torque to the front and rear axles for 4WD, improving vehicle control during off-road use and in a variety of road conditions. The Company has designed and developed an exclusive 4WD Torque-on-Demand ("TOD") transfer case system, which allows vehicles to automatically shift from two-wheel drive to 4WD when electronic sensors indicate it is necessary. The TOD transfer case is available on the Ford Explorer, the best selling sport-utility vehicle in the United States in 1996 and 1997, and the new Ford Expedition and Lincoln Navigator.

     Sales of 4WD transfer cases represented 33% of the Company's total revenues for 1997 and 30% of total revenues for 1996 and 1995. The Company believes that it is the world's leading independent manufacturer of 4WD transfer cases, producing approximately 1.2 million transfer cases in 1997. The Company's largest customer of 4WD transfer cases is Ford Motor Company ("Ford"). The Company supplies substantially all of the 4WD transfer cases for Ford, including those installed in the Ford Explorer, the Ford Expedition, the Ford F-150 pick-up truck, the Mercury Mountaineer and the Lincoln Navigator.

     The Company supplies transfer cases for a new Mercedes-Benz M-Class all-activity vehicle, which was first made available to consumers in 1997 and is manufactured at Mercedes-Benz's new United States passenger-vehicle manufacturing facility. Under a five-year agreement, which has a three-year extension provision, the Company developed and supplies Mercedes-Benz with new two-speed, electronically controlled, all-wheel drive transfer cases that are compatible with its anti-skid braking system.

Automatic Transmission Systems

     The Company engineers and manufactures components for automatic transmissions and the systems which combine such components around the world. Principal product lines include friction plates, one-way clutches, transmission bands, races and torque converters for automatic transmissions. The Company is a supplier to virtually every major automatic transmission manufacturer in the world. The Company's 50%-owned joint venture in Japan, NSK-Warner Kabushiki Kaisha ("NSK Warner"), is a leading producer of friction plates and one-way clutches in Japan.

Morse TEC

     Morse TEC manufactures chain and chain systems, including HY-VO front-wheel drive transmission chain ("FWD") and 4WD chain, MORSE GEMINI Chain Systems, timing chain and timing chain systems, crankshaft and camshaft sprockets, chain tensioners and snubbers.

     HY-VO(R) chain is used in transmissions and for 4WD transfer case applications. Transmission chain is used to transfer power from the engine to the transmission. The Company's MORSE GEMINI(TM) Chain System, which is used on Chrysler's LH models, emits significantly less chain pitch frequency noise than conventional transmission chain systems. In the 1997 model year, beginning in the third quarter of 1996, GM began incorporating this system in its FWD vehicles. The chain in a transfer case distributes power between the front and rear output shafts which, in turn, drive the front and rear wheels. The Company believes it is the world's leading manufacturer of chain for FWD transmissions and 4WD transfer cases. The Company is an original equipment supplier to every major manufacturer that uses chain for such applications.

     The Company's timing chain system is used on Ford's new family of overhead cam engines, including the Duratech and Triton engines. The Company has been selected to design and produce complete timing chain systems for Chrysler's new
3.7 liter and 4.7 liter overhead cam engines beginning in 1998. The Company believes that it is the world's leading manufacturer of timing chain.

Air/Fluid Systems

     Air/Fluid Systems designs and manufactures sophisticated mechanical, electro-mechanical and electronic components and systems used for engine air intake and exhaust management, fuel and vapor management, electronically controlled automatic transmissions and steering and suspension systems. Key products for engine air intake management produced by the Company include throttle bodies, intake manifolds, throttle position sensors, and complete engine induction systems. The Company's products for emissions control and improved gas mileage include mechanical and electrical air pumps, air control valves and pressure feedback exhaust gas re-circulation valves. The fuel management and vapor recovery products include roll valves, canister purge solenoids and complete vapor recovery systems. The Company also produces oil pumps.

     Effective October 31, 1997, the Company purchased from Penske Corporation a 63% interest in AG Kuhnle, Kopp & Kausch, a German corporation ("AG Kuhnle"). AG Kuhnle is a manufacturer of turbochargers and turbomachinery. AG Kuhnle supplies turbochargers to European diesel and spark ignition engine manufacturers for use in the passenger car and commercial vehicle markets as well as for industrial locomotive and marine engines. AG Kuhnle's turbomachinery business manufacturers compressors and turbines for use in the energy and environmental support markets. AG Kuhnle's sales of turbochargers included in the Company's 1997 results of operations for the period from October 31, 1997 were $25 million. The Company is primarily interested in AG Kuhnle's turbocharger business which provides the Company with another strategic technology to develop advanced powertrain solutions to reduce emissions and improve fuel economy. The net carrying value of the turbo-machinery business is included in prepayments and other current assets on the December 31, 1997 balance sheet.

Joint Ventures

     The Company has six joint ventures in which it has a less-than-100% ownership interest. Results from two of these ventures, in which the Company is the majority owner, are consolidated as part of the Company's results. The Company's ownership interest in the remaining four joint ventures ranges from 39% to 50%. The results of NSK-Warner, Warner-Ishi Corporation, Beijing Warner Gear Co., Ltd. and Warner-Ishi Europe S.p.A. are reported using the equity method.

     Management of the unconsolidated joint ventures is shared with the Company's respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

                                    Percentage                         Fiscal
                                    Owned by   Location              1997 Sales
                            Year      the         of    Joint Venture  ($ in
Joint Venture  Products   Organized   Company   Operation  Partner    millions)
-------------- ---------  ---------- --------- ---------- ---------- ----------
Unconsolidated
 NSK-Warner K.K.Friction
              products      1964      50%       Japan     Nippon Seiko K.K. $297

Warner-Ishi
  Corporation  Turbochargers  1980      50%       U.S.      Ishikawajima-Harima
                                                            Heavy Industries
                                                          Co., Ltd.          $19
Beijing Warner
  Gear Co., Ltd. Manual
            transmissions  1992      39%       China     Beijing Gear Works  $25

Warner-Ishi
 Europe,S.p.A. Turbochargers  1995      50%       Italy     Ishikawajima-Harima
                                                            Heavy Industries
                                                            Co., Ltd.        $13
Consolidated
 Borg-Warner
 Automotive
 Korea, Inc.   Friction
               products       1987      60%       Korea     Hyundai Motor
                                                            Company,
                                                            NSK Warner K.K.  $32
Divgi-Warner
 Limited     Transfer cases,
         manual transmissions
          and automatic locking
               hubs           1995      60%       India     Divgi Metalwares,
                                                                 Ltd.      $0.2

See Note 9 of the Notes to Consolidated Financial Statements on pages 33 and 34 of the Company's Annual Report for geographic information.

Customers

     Approximately 85% of the Company's total sales in 1997 were to automotive OEMs, with the remaining 15% of the Company's sales to a diversified group of industrial, construction and agricultural vehicle manufacturers, auto part manufacturers and to distributors of automotive aftermarket and replacement parts.

     The Company's worldwide sales in 1997 to Ford, General Motors Corporation ("GM") and Chrysler Corporation ("Chrysler") constituted approximately 43%, 20% and 10%, respectively, of its 1997 consolidated sales. Approximately 16% of consolidated sales for 1997 were outside the United States, including exports. However, a substantial portion of such sales were to foreign OEMs of vehicles that are, in turn, exported to the United States. See Note 9 of the Notes to Consolidated Financial Statements on pages 33 and 34 of the Company's Annual Report.

     The Company's automotive products are sold directly to OEMs pursuant to the terms and conditions of the OEMs' purchase orders, and deliveries are subject to periodic authorizations based upon the production schedules of the OEMs. The Company ships its products directly from its plants to the OEMs.

Sales and Marketing

     Each of the Company's four business groups has its own sales function headed by a Vice President of Sales. Account executives for each group are assigned to serve specific OEM customers for one or more of a business group's products. Such account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business. Because of their close relationship with the OEMs, account executives are able to identify and meet customers' needs based upon their knowledge of the Company's products and design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities as a key interface to the customers.

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

     Consistent with its strategy of developing technologically innovative products, the Company spent approximately $59 million, $54.4 million and $36.7 million in 1997, 1996 and 1995, respectively, on R&D activities. Not included in the reported R&D activities were customer-sponsored R&D activities that were approximately $8 million, $10 million and $11.3 million in 1997, 1996 and 1995, respectively.

Patents and Licenses

     The Company has approximately 2,000 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, group of related patents or any single license essential to its operations in the aggregate. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company's financial position or future operating results. The Company owns numerous trademarks, some of which are valuable but none of which are essential to its business in the aggregate.

     The "Borg-Warner Automotive" trade name, and the housemark adopted in 1984 are material to the Company's business. The Company and Borg-Warner Security Corporation ("BW-Security") have entered into an Assignment of Trademarks and License Agreement (the "Trademark Agreement") whereby BW-Security assigned certain trademarks and trade names (including the "Borg-Warner Automotive" trade name) to the Company (which trademarks and trade names had been previously licensed to the Company) for use in the automotive field. Pursuant to the Trademark Agreement, the Company agreed to pay an additional $7.5 million to BW-Security upon the occurrence of certain events, including a change of control of the Company.

Competition

     The Company competes worldwide with a number of other manufacturers and distributors which produce and sell similar products. Price, quality and technological innovation are the primary elements of competition. The Company's competitors include vertically integrated units of the Company's major OEM customers, as well as a number of independent domestic and international suppliers. Many of these companies are larger and have greater resources than the Company.

     A number of the Company's major OEM customers manufacture, for their own use and for others, products which compete with the Company's products. Although these OEM customers have indicated that they will continue to rely on outside suppliers, the OEMs could elect to manufacture products to meet their own requirements or to compete with the Company. There can be no assurance that the Company's business will not be adversely affected by increased competition in the markets in which it operates.

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

Employees

     As of December 31, 1997, the Company and its consolidated subsidiaries had approximately 10,400 salaried and hourly employees (as compared with 9,800 employees at December 31, 1996), of which approximately 8,100 were U.S. employees. Approximately 37% of the Company's domestic hourly workers are unionized. The Company's Muncie, Indiana plant has approximately 1,600 employees represented by the United Auto Workers union. Approximately 880 hourly employees at the Company's Ithaca, New York, plant are represented by the International Association of Machinists. The collective bargaining agreement covering the Muncie Plant expires in March 1998 and the collective bargaining agreement covering the Ithaca plant expires in October 1998. The hourly workers at the Company's European facilities are also unionized. The Company believes its present relations with employees to be satisfactory.

Raw Materials

     The Company believes that its supplies of raw materials for manufacturing requirements in 1998 are adequate and are available from multiple sources. It is common, however, for customers to require their prior approval before certain raw materials or components can be used, thereby reducing sources of supply that would otherwise be available. Manufacturing operations are dependent upon natural gas, fuel oil, propane and electricity.

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

     The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its financial position or future operating results, although no assurance can be given in this regard. Capital expenditures and expenses in 1997 attributable to compliance with such legislation were not material.

     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may presently be liable for the cost of cleanup and other remedial activities at 26 such sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocated share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site and the characteristics of the waste material.

     Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities in the aggregate amount of approximately $7.2 million at December 31, 1997. The Company expects this amount to be expended over the next three to five years.

     The Company was a wholly-owned subsidiary of Borg-Warner Security Corporation ("BW-Security") until January 27, 1993, at which time it was distributed to the stockholders of BW-Security in a tax-free distribution (the "Spin-Off"). In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement (the "Indemnity Agreement") which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. BW-Security has requested indemnification from the Company for past costs of approximately $3.3 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million with respect to the principal portion of such environmental matters. The parties submitted the matter to arbitration and on November 4, 1997, the Arbitrator ruled against the Company. The Company appealed the Arbitrator's ruling and on February 13, 1998, the ruling was upheld by an arbitration appeal panel. The Company plans to vigorously contest the arbitration award and plans to oppose any attempt by BW-Security to obtain a judgment based on the arbitration. The Company does not currently have information sufficient to determine the extent of its liability to BW-Security for indemnification of such liabilities.

     In addition, on January 27, 1998, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against BW-Security and certain others, alleging, among other things, breach of fiduciary duty and breach of contract in connection with apportionment of environmental liabilities and assets in the Spin-Off. While the Company intends to pursue its claims vigorously and believes such claims to be valid, it is too early in the proceedings to determine the likelihood of success in this litigation. Both parties have agreed to mediate this dispute.

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

Executive Officers

     Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 16, 1998.

Name                     Age       Position with Company
--------                 -----     ---------------------
John F. Fiedler          59        Chairman and Chief Executive Officer
Robin J. Adams           44        Vice President and Treasurer
William C. Cline         48        Vice President and Controller
Gary P. Fukayama         50        Executive Vice President
Christopher A. Gebelein  51        Vice President--Business Development
Laurene H. Horiszny      42        Vice President, Secretary and General Counsel
Geraldine Kinsella       50        Vice President--Human Resources
Fred M. Kovalik          60        Executive Vice President
Ronald M. Ruzic          59        Executive Vice President
Robert D. Welding        49        Vice President

     Mr. Fiedler has been Chairman of the Board of Directors since March 1996 and has been Chief Executive Officer of the Company since January 1995. He was President from June 1994 to March 1996. He was Chief Operating Officer from June 1994 to December 1994. Mr. Fiedler was Executive Vice President of Goodyear Tire & Rubber Company, in charge of the North American Tire division, from 1991 to 1994. He is a director of Navistar International Corporation.

     Mr. Adams has been Vice President and Treasurer of the Company since May 1993. He was Assistant Treasurer of the Company from 1991 to 1993.

     Mr. Cline has been Vice President and Controller of the Company since May 1993. He was Assistant Controller of BW-Security from 1987 to 1993.

     Mr. Fukayama has been Executive Vice President of the Company since November 1992 and is Group President and General Manager of Borg-Warner Automotive Air/Fluid Systems Corporation. He was President and General Manager of Borg-Warner Automotive Automatic Transmission Systems Corporation from January 1995 to April 1996. He was President and General Manager of Borg-Warner Automotive Transmission & Engine Components Corporation, Automatic Transmission Systems from November 1992 to December 1994.

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

     Mr. Kovalik has been Executive Vice President of the Company since March 1994 and is President and General Manager of Borg-Warner Automotive Powertrain Systems Corporation. He was General Manager-Heavy and Medium Duty Transmissions for Eaton Corporation from April 1992 to February 1994.

     Mr. Ruzic has been Executive Vice President of the Company since
October 1992 and is Group President and General Manager of Borg-Warner Automotive Morse TEC Corporation ("Morse TEC"). He was President and General Manager of Borg-Warner Automotive Transmission & Engine Components Corporation, Chain Systems, from October 1989 to December 1994 and of Morse TEC from
January 1995 to October 1997.

     Mr. Welding has been Vice President of the Company since May 1996 and is President and General Manager of Borg-Warner Automotive Automatic Transmission Systems Corporation. He was Vice President--Operations of Borg-Warner Automotive Automatic Transmission Systems Corporation, Bellwood Plant, from November 1993 to May 1996. He was Vice President--Operations of Borg-Warner Automotive Automatic Transmission Systems Corporation, Frankfort Plant, from November 1990 to October 1993.

Item 2.  Properties

     The Company has numerous manufacturing facilities which are strategically located in the United States and worldwide. The Company has three facilities in Germany, two facilities in Japan, India and Italy, and one facility in each of Canada, China, France, Korea, Taiwan and Wales. The Company also has numerous sales offices, warehouses and technical centers. The Company's executive offices, which are leased, are located in Chicago, Illinois. In general, the Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

     The following is additional information concerning the major manufacturing plants operated by the Company and its consolidated subsidiaries. Unless otherwise noted, these plants are owned by the Company.

                                                       1997
                                                       Percent of
                                                       Capacity
                                                       Utilization
          Location                                     (1)(2)
          ---------                                    --------
U.S.:     Blytheville, Arkansas (leased); Bellwood,
          Dixon and Frankfort, Illinois; Muncie, Indiana;
          Sterling Heights, Coldwater, Livonia and Romulus,
          Michigan; Water Valley, Mississippi; Ithaca,
          New York; Gallipolis, Ohio; Sallisaw, Oklahoma; Cary,
          North Carolina; Seneca, South Carolina and Longview,
          Texas (leased).                                   126%
Non-U.S.: Canada, China, France, Germany, Italy, India,
          Japan, Korea, Taiwan and Wales.                   86%


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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders of the Company during the fourth quarter of 1997.

                                      PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company's Common Stock is listed for trading on the New York Stock Exchange. As of March 16, 1998, there were approximately 244 holders of record of Common Stock and one registered holder of the Company's Non-Voting Common Stock.

     The Company has paid cash dividends of $.15 per share on its Common Stock and Non-Voting Common Stock during each quarter for the last two fiscal years. While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.

     High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 1996 and 1997 were:

Quarter ended            High           Low
---------------          --------       -------
March 31, 1996           $33.625        $28.375
June 30, 1996            $43.000        $33.625
September 30, 1996       $40.375        $34.000
December 31, 1996        $40.875        $33.250
March 31, 1997           $42.625        $38.375
June 30, 1997            $53.250        $42.000
September 30, 1997       $57.750        $50.437
December 31, 1997        $60.875        $46.750


Item 6.  Selected Financial Data

     The Selected Financial Data for the five years ended December 31, 1997 with respect to the following line items set forth on page 38 of the Company's Annual Report is incorporated herein by reference and made a part of this report: Net sales; earnings before cumulative effect of accounting change; earnings per share before cumulative effect of accounting change; total assets; total debt; and cash dividend declared per share. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 17 through 22 in the Company's Annual Report are incorporated herein by reference and made a part of this report.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements (including the notes thereto) of the Company and the Independent Auditors' Report as set forth on pages 23 through 37 in the Company's Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1997 and 1996 is set forth in Note 11 of the Notes to Consolidated Financial Statements on page 35 of the Company's Annual Report. For a list of financial statements filed as part of this report, see Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" beginning on page 13.

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

Item 11.  Executive Compensation

     Information with respect to compensation of executive officers and directors of the Company under the captions "Compensation of Directors" on pages 4 and 5 of the Company's Proxy Statement and "Executive Compensation," "Stock Options," "Long-Term Incentive Plans," and "Employment Agreements" on pages 7 through 10 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

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

Item 13.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" on pages 15 through 16 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1. The following consolidated financial statements of the Company on pages 23 through 37 of the Company's Annual Report are incorporated herein by reference:

 Independent Auditors' Report

 Consolidated Statements of Operations--years ended December 31, 1997, 1996 and 1995

 Consolidated Balance Sheets--December 31, 1997 and 1996

 Consolidated Statements of Cash Flows--years ended December 31, 1997, 1996 and
  1995

 Consolidated Statements of Stockholders' Equity--years ended December 31,
  1997, 1996 and 1995

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

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BORG-WARNER AUTOMOTIVE, INC.

                         By: /s/  John F. Fiedler
                         -------------------------
                             John F. Fiedler
                         Chairman and Chief Executive Officer

                         Date: March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 20th day of March, 1998.

Signature                          Title

/s/ John F. Fiedler      Chairman of the Board of Directors and Chief
John F. Fiedler          Executive Officer (Principal Executive Officer)

/s/ Robin J. Adams       Vice President and Treasurer (Principal
Robin J. Adams           Financial Officer)

/s/ William C. Cline          Vice President and Controller (Principal
William C. Cline         Accounting Officer)

*
Andrew F. Brimmer        Director

*
William E. Butler        Director

*
Jere A. Drummond         Director

*
Paul E. Glaske           Director

*
Ivan W. Gorr             Director

*
James J. Kerley          Director

*
Alexis P. Michas         Director

*
John Rau                 Director

/s/ John F. Fiedler      As attorney-in-fact for the directors marked
John F. Fiedler          by an asterisk.

EXHIBIT INDEX

Exhibit
Number         Document Description
---------      -----------------------
*3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

*3.2 By-laws of the Company (incorporated by reference to Exhibit No. 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

*4.1 Indenture, dated as of November 1, 1996, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago
          (incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-14717).

*10.1 Credit Agreement dated as of December 7, 1994 among Borg-Warner Automotive, Inc., as Borrower, the Lenders listed therein,as Lenders, Chemical Bank and the Bank of Nova Scotia, as Co-Arrangers,
          Chemical Bank, as Administrative Agent and The Bank of Nova Scotia as Documentation Agent (incorporated by reference to Exhibit No. 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.2 First Amendment of Credit Agreement dated as of December 15, 1995 (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

*10.3 Second Amendment of Credit Agreement dated as of January 16, 1996 (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

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

 *10.7 Borg-Warner Automotive, Inc. Management Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.6 to Registration Statement No. 33-64934).

 *10.8 Borg-Warner Automotive, Inc. 1993 Stock Incentive Plan as amended effective November 8, 1995 and further amended April 29, 1997 (incorporated by reference to Appendix A of the Company's Proxy Statement dated March 21, 1997).

Exhibit
Number    Document Description
------    ---------------------
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

*10.13    Fourth Amendment of Receivables Transfer Agreement dated as of
          June 21, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

*10.14 Service Agreement, dated as of December 31, 1992, by and between Borg-Warner Security Corporation and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit No. 10.10 to Registration Statement No. 33-64934).

 *10.15 Borg-Warner Automotive, Inc. Transitional Income Guidelines for Executive Officers amended as of May 1, 1989 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

 *10.16 Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (incorporated by reference to Exhibit No. 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1993).

 *10.17 Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (incorporated by reference to Exhibit No. 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

 *10.18 Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27, 1993 as further amended and restated effective as of April 1, 1994 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

 *10.19 Borg-Warner Automotive, Inc. Deferred Compensation Plan dated January 1, 1994 (incorporated by reference to Exhibit No. 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

+*10.20 Form of Employment Agreement for John F. Fiedler (incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

+10.21    Form of Employment Agreement for John F. Fiedler dated January 27,
          1998.



Exhibit
Number    Document Description
-------   ---------------------
+*10.22 Form of Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30,
          1997).

+10.23 Amendment to the Change of Control Employment Agreement between the Company and John F. Fiedler effective January 30, 1998.

*10.24 Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

+*10.25 Borg-Warner Automotive, Inc. Executive Stock Performance Plan (incorporated by reference to Exhibit No. 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

*10.26 Agreement of Purchase and Sale dated as of May 31, 1996 by and among Coltec Industries Inc., Holley Automotive Group, Ltd., Holley Automotive Inc., Coltec Automotive Inc., and Holley Automotive Systems GmbH and Borg-Warner Automotive, Inc., Borg-Warner Automotive Air/Fluid Systems Corporation and Borg-Warner Automotive Air/Fluid Systems Corporation of Michigan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated as of June 17, 1996).

13.1 Annual Report to Stockholders for the year ended December 31, 1997 with manually signed Independent Auditors' Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).

21.1      Subsidiaries of the Company.

23.1      Independent Auditors' Consent.

24.1      Power of Attorney.

27.1      Financial Data Schedule.

99.1      Cautionary Statements.

* Incorporated by reference.

+ Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).