Form 10-Q
period 1998-03-31
BORG WARNER AUTOMOTIVE INC
filed 1998-05-15
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                         For the Quarter ended March 31, 1998

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

On April 30, 1998 the registrant had 23,618,853 shares of Common Stock and 1,500 shares of Series I Non-Voting Common Stock outstanding.

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                          THREE MONTHS ENDED MARCH 31, 1998

                                        INDEX
        Page No.

PART I.   Financial Information

     Item 1.   Financial Statements

          Introduction . . . . . . . . . . . . . . . . . .   2

          Condensed Consolidated Balance Sheets at
               March 31, 1998 and December 31, 1997 . . . .  3

          Consolidated Statements of Operations for the three
               months ended March 31, 1998 and 1997 . . . .  4

          Consolidated Statements of Cash Flows for the three
               months ended March 31, 1998 and 1997 . . . .  5

          Notes to Consolidated Financial Statements . . .   6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . .10

     Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk . . . . . . . . . . . . . .  15

PART II.  Other Information

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . 16

     Item 2.   Changes in Securities . . . . . . . . . . . . 16

     Item 3.   Defaults Upon Senior Securities . . . . . . . 17

     Item 4.   Submission of Matters to a Vote of
                    Security Holders . . . . . . . . . . . . 17

     Item 5.   Other Information . . . . . . . . . . . . . . 17

     Item 6.   Exhibits and Reports on Form 8-K . . . . . .  17


SIGNATURES

                            BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                          THREE MONTHS ENDED MARCH 31, 1998

                                       PART I.

                                       ITEM 1.


A.   Borg-Warner Automotive, Inc. and Consolidated Subsidiaries'
     Financial Statements


The financial statements of Borg-Warner Automotive, Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                   BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                               (millions of dollars except share data)

                                                 (Unaudited)
                                                  March 31,      December 31,
                                                  ----------     ------------
A S S E T S                                       1998           1997
Cash and cash equivalents                         $    7.5    $   13.4
Receivables                                            183.5      158.6
Inventories                                            108.7      108.0
Prepayments                                            14.6       18.4
Deferred income tax asset                              8.5        8.5
                                                ------------   ------------
        Total current assets                           322.8      306.9
Property, plant, and equipment at cost                 996.5      971.2
Less accumulated depreciation                          376.2      359.5
                                                  -------------  -------------
        Net property, plant and equipment              620.3      611.7
Investments and advances                               130.8      132.9
Goodwill                                               541.2      545.6
Deferred income tax asset                              20.4       20.6
Other noncurrent assets                                122.0      118.6
                                                -------------   -------------
        Total other assets                             814.4      817.7
                                               -------------   --------------
                                                       $1,757.5   $1,736.3
                                              ==============  ==============
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                                     $     45.2       $ 67.7
Accounts payable and accrued expenses                  272.9        273.6
Income taxes payable                                    39.1         53.9
                                              -------------  ---------------
        Total current liabilities                      357.2        395.2
Long-term debt                                         313.3        270.4
Long-term retirement-related liabilities               308.1        314.0
Other long-term liabilities                             62.0         63.0
                                               -------------  ---------------
        Total long-term liabilities                    370.1        377.0
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued                     --          --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued shares of
      23,753,365 in 1998 and outstanding
      shares of 23,612,743 in 1998                      0.2            0.2
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; issued shares
      of 2,520,000 in 1998 and outstanding shares
      of 1,500 in 1998                                   --         --
Capital in excess of par value                         566.0          566.0
Retained earnings                                      172.6          150.7
Notes receivable - management stock purchase           (2.0)             --
Cumulative translation adjustment                      (11.4)         (11.3)
Minimum pension liability adjustment                   (1.7)           (1.7)
Common stock held in treasury, at cost:
     1998, 140,622                                     (6.8)          (10.2)
                                                    -----------   -----------
        Total stockholders' equity                     716.9          693.7
                                                    ------------  -----------
                                                       $1,757.5      $1,736.3
                                                     =============  ==========

See accompanying Notes to Consolidated Financial Statements

                                         BORG-WARNER AUTOMOTIVE, INC.
                                         AND CONSOLIDATED SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    (millions of dollars except share data)

                                                       Three Months Ended
                                                            March 31,
                                                            1998      1997
                                                            --------- ---------
Net sales                                                   $ 464.7   $ 443.5
Cost of sales                                                 365.4     345.7
Depreciation                                                   19.3      16.8
Selling, general and administrative expenses                   37.5      36.0
Minority interest                                               0.7       0.7
Goodwill amortization                                           4.2       4.1
Equity in affiliate earnings and other income                  (5.5)     (4.0)
                                                            -------   ---------
          Earnings before interest and finance
            charges and income taxes                           43.1      44.2
Interest expense and finance charges                            6.0       6.5
                                                            -------- ---------
          Earnings before income taxes                         37.1      37.7
Provision for income taxes                                     11.1      12.9
                                                            --------  ---------
                 Net earnings                               $  26.0   $  24.8
                                                            ========= =========

Net earnings per share
          Basic                                             $  1.10   $  1.05
                                                            ========== =======
         Diluted                                           $  1.09   $  1.04
                                                            ========== =========

Average shares outstanding(thousands)
          Basic                                              23,589    23,657
                                                            ========== =========
          Diluted                                            23,803    23,859
                                                            ========== =========
Dividends declared per share                                $  0.15   $  0.15
                                                            ========== =======

                   See accompanying Notes to Consolidated Financial Statements

                   BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       (millions of dollars)

                                                            Three Months Ended
                                                                  March 31,
                                                              1998       1997
                                                             ------    ------
Operating
Net earnings                                                  $  26.0   $  24.8
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
Non-cash charges (credits) to operations:
   Depreciation                                                   19.3     16.8
   Goodwill amortization                                           4.2      4.1
   Other, principally equity in affiliate earnings                (4.0)    (3.9)
Changes in assets and liabilities:
Increase in receivables                                          (18.1)   (23.7)
Increase in inventories                                           (0.7)    (9.0)
(Increase)decrease in prepayments                                  8.7     (3.2)
Increase (decrease) in accounts payable and
 accrued expenses                                                 (0.6)    25.4
Increase (decrease) in income taxes payable                      (14.7)     8.9
Net change in other long-term assets and liabilities              (9.9)     0.3
                                                                 -------   -----
     Net cash provided by operating activities                    10.2   40.5
Investing
Capital expenditures                                            (29.5)    (23.4)
Investment in affiliates                                         (3.7)        -
Proceeds from other assets                                        0.2       0.4
                                                              --------  -------
   Net cash used for investing activities                     (33.0)    (23.0)
Financing
Net increase (decrease) in notes payable                      (22.0)      0.1
Additions to long-term debt                                    43.4       -
Reduction in long-term debt                                      -     (12.4)
Payments for purchases of treasury common stock                (1.2)        -
Proceeds from options exercised                                 0.2       0.4
Dividends paid                                                 (3.5)     (3.5)
                                                             --------  ---------
     Net cash provided by (used for) financing activities      16.9      (15.4)
Effect of exchange rate changes on cash and cash
  equivalents                                                    -        (0.4)
                                                           --------   ----------
Net increase (decrease) in cash and cash equivalents          (5.9)        1.7
Cash and cash equivalents at beginning of year                13.4        11.5
                                                           --------  ----------
Cash and cash equivalents at end of period                 $   7.5   $  13.2
                                                            =======   ======
Supplemental Cash Flow Information
Net cash paid during the period for:
     Interest expense                                     $   5.0   $   4.1
     Income taxes                                             9.8       5.4

See accompanying Notes to Consolidated Financial Statements
              Borg-Warner Automotive, Inc. and Consolidated Subsidiaries
                      Notes to Consolidated Financial Statements
                                     (Unaudited)

(1) Research and development costs charged to expense for the three months ended March 31, 1998 were $16.2 million. Costs charged to expense for the three months ended March 31, 1997 were $13.6 million.

(2)  Inventories consisted of the following (millions of dollars):

                                   March 31,      December 31,
                                   1998              1997
                                   ----------     -----------
     Raw materials                 $ 44.7       $ 53.9
     Work in progress              48.6           33.9
     Finished goods                15.4           20.2
                                   ----------     -----------
       Total inventories           $108.7       $108.0

(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"),a joint venture based in Japan that manufactures automatic transmission components. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

     The Company's investment in NSK-Warner was $126.9 million at March 31, 1998 and $124.1 million at December 31, 1997.

     Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of March 31, 1998 and March 31, 1997 and statement of income data is presented for the three and twelve months ended March 31, 1998 and 1997. The Company's results include its share of NSK-Warner's results for the three months ended February 28, 1998 and 1997.

                                        March 31,  March 31,
                                          1998      1997
                                        --------  ---------
Balance Sheet                                (in millions)
--------------
  Current assets                        $ 139.9   $ 145.7
  Noncurrent assets                       120.2     124.7
  Current liabilities (excluding debt)     67.9      74.1
  Noncurrent liabilities (excluding debt)   6.2       8.1
       Total debt                            -        7.4
                                        Three Months Ended
                                             March 31,
                                          1998       1997
                                        --------  --------
     Statement of Income                    (in millions)
     ---------------------
       Net sales                        $  63.1    $  75.7
       Gross profit                        13.0       24.3
       Net income                           5.2        7.6
                                   Twelve Months Ended
                                         March 31,
                                     1998       1997
                                   --------  ----------
     Statement of Income               (in millions)
     ---------------------
       Net sales                        $ 264.2    $ 296.5
       Gross profit                        61.3       82.6
       Net income                          23.1       29.0

(4) The Company's provisions for income taxes for the three months ended March 31, 1998 and 1997 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a)state income taxes,
     b)foreign rates which differ from those in the U.S., and c) realization of certain business tax credits, including foreign tax credits and research and development credits.

(5)  Following is a summary of notes payable and long-term debt:

                              March 31, 1998              December 31, 1997
                              Current   Long-Term      Current      Long-Term
                              -------   ---------      ----------  ------------
     DEBT                                 (millions of dollars)
     -------
     Bank borrowings          $ 43.6    $ 138.3        $ 36.1    $  94.9
     Bank term loans due through 2002
      (at an average rate of 4.6% at
       March, 1998 and 6.1% at
       December, 1997)           0.2       21.3          30.2       21.8
     7% Senior Notes due 2006, net
      of unamortized discount      -      149.6             -      149.6
     Capital lease liability     1.4        4.1           1.4        4.1
                              --------  ---------      --------- -----------
          Total notes payable and
            long-term debt    $ 45.2    $ 313.3        $ 67.7    $ 270.4
                              ========  ===========    ========= ============

The Company maintains a $350 million revolving credit facility. At March 31, 1998, $100.3 million of borrowings under the facility were outstanding. At December 31, 1997, there was $20.5 million outstanding. The facility is available through September 30, 2001.

The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional foreign indebtedness.

6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of clean-up and other remedial activities at 27 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

     Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at March 31, 1998 of approximately $6.8 million. The Company expects this amount to be expended over the next three to five years.

     The Company was a wholly-owned subsidiary of Borg-Warner Security Corporation ("BW-Security") until January 27, 1993, at which time it was distributed to the stockholders of BW-Security in a tax-free distribution (the "Spin-Off"). In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement (the "Indemnity Agreement") which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. BW-Security has claimed that, under the Indemnity Agreement, the Company must indemnify it for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $3.3 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million (the "Letter of Credit") with respect to the principal portion of such environmental matters. The parties agreed to submit this matter to arbitration, and on November 4, 1997, the Arbitrator ruled against the Company. The Company plans to vigorously contest the arbitration award and plans to oppose any attempt by BW-Security to obtain
     a judgment based on the arbitration.   The Company does not currently have
     information sufficient to determine the extent of its potential liability to BW-Security for indemnification of such liabilities.

     In addition, on January 27, 1998, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against BW-Security and certain others, alleging, among other things, breach of fiduciary duty and breach of contract in connection with the apportionment of environmental liabilities and assets in the Spin-Off. While the Company intends to pursue its claims vigorously and believes such claims to be valid, it is too early in the proceedings to determine the likelihood of success in this litigation. Both parties have agreed to mediate this dispute.

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

     As of March 31, 1998, the Company had sold $100 million of receivables under a $102 million Receivables Transfer Agreement for face value without recourse. The Company had sold receivables under facilities aggregating $100 million at December 31, 1997.

(7) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is a mesaurement of all changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders. The Company change consisted of foreign currency translation adjustments. The amounts presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income.

     The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended March 31,

<CATPION>

     ($ in millions)
                         1998                          1997
                         ------                        -------
                         Income                        Income
                         tax       After-              tax       After-
               Pretax    affect     tax      Pretax    effect     tax
               --------  --------  --------  --------  -------   -------
Foreign currency
 translation
 adjustments   $(0.1)    $-        $(0.1)    $(10.1)   $ 3.4     $(6.7)

     Net income as reported         26.0                          24.8
                                   ------                        ------
     Total comprehensive income    $25.9                         $18.1
                                   =======                       =======

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION

Borg-Warner Automotive, Inc. (the "Company") operates as a leading, global supplier to original equipment manufacturers ("OEMs") of passenger cars, sport utility vehicles and light trucks in the North American, European and Asian automotive markets. The Company is a product leader in a wide variety of highly engineered components and systems primarily related to drivetrain applications. Examples include "shift quality" automatic transmission components and systems, four-wheel drive ("4WD") transfer cases, automotive chain and chain systems, turbochargers, engine timing components and systems, and a variety of air and fluid control components and systems for engine and fuel systems control.

The following discussion covers the results of operations for the three months ended March 31, 1998 and 1997 and financial condition as of March 31, 1998 and December 31, 1997.

RESULTS OF OPERATIONS

The Company's products have historically fallen into four operating groups:
Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems. Net sales by operating group for the three months ended March 31, 1998 and 1997 are shown in the following table (in millions of dollars.) In October 1997, the Company acquired 63% of a German turbocharger business, AG Kuhnle, Kopp & Kausch (the "Turbocharger Acquisition.") The Company has not yet finalized its plans concerning future integration of the Turbocharger Acquisition, so it is shown separately.

<CATPION>
                                    Three Months Ended
                                         March 31,
                                        1998       1997
                                        -----     ------
Powertrain Systems                      $133.9    $157.5
Automatic Transmission Systems          124.7      127.8
Morse TEC                               88.4       79.4
Air/Fluid Systems                       91.1       92.3
AG Kuhnle, Kopp & Kausch                40.1       -
                                        -------   --------
                                        478.2      457.0
Intergroup eliminations                 (13.5)     (13.5)
                                        -------   --------
Net sales                               $464.7    $443.5
                                        =======   =========

Sales for the quarter ended March 31, 1998 were 5% higher than the exceptionally strong first quarter sales in the prior year. Adjusted for the effects of the Turbocharger Acquisition, sales decreased by 4%, primarily due to a variety of customer product mix issues. Worldwide automobile and light truck production over the same period was relatively flat, with increases of 0.5% and 6.9% in North America and Europe, respectively, and a 6.8% decrease in Japan. The Company's sales growth is expected to improve during the remainder of the year and should continue to outpace the industry growth rate.

Powertrain Systems sales were 15% below first quarter 1997's exceptional results. A significant portion of the reduction is due to the loss to a competitor of a 4WD application for Ford heavy trucks in the second half of 1997. Also, production changes at Ford led to a 30% decline in builds of the Ford F-150 series trucks and a reduction in overall four-wheel drive installation rates. Given these production issues, Powertrain System sales may trend downward over the next few quarters. Automatic Transmission Systems sales declined 2%, primarily due to weak sales of General Motors mid-sized passenger cars and lost sales in Korea due to recent problems in the Korean economy. The $2.8 million decrease in Korean sales compared to the first quarter of 1997 was caused entirely by exchange rate changes, as 1998's first quarter local currency sales actually increased by 13.8% over the prior year's first quarter sales. These negative impacts were offset somewhat by strong results in Europe for Automatic Transmission Systems. Morse TEC sales rose 11%, reflecting the continued strong demand for its engine, transmission and four-wheel drive components and systems. The positive trend at Morse TEC is expected to continue throughout 1998. Air/Fluid Systems sales were down 1% from the first quarter of 1997. Improvement is expected over the remainder of the year due to increased demand for air induction modules for new Chrysler LH vehicles and other air management products both in North America and in Europe.

Gross margin was 21.4%, down from 22.1% in the first quarter of 1997. The Turbocharger Acquisition, which has historically had lower margins than the Company's other businesses, is partly responsible for the decline. Cost reductions and productivity improvements were nearly sufficient to offset increases in costs and price concessions given to customers. Margins are expected to improve during the year as additional cost reduction programs are implemented.

The Company has increased its spending on research and development by $2.6 million to $16.2 million for the three months ended March 31, 1998 in order to maintain and expand its technological expertise in both product and process. The increase, net of the Turbocharger Acquisition, amounted to $1.7 million. Spending represented 3.5% of sales for the first quarter of 1998 compared with 3.1% of sales for the first quarter of 1997.

For the three months ended March 31, 1998 and 1997, the Company's portion of NSK-Warner's earnings was $2.2 million and $3.5 million, respectively, a 37.0% decrease from the prior year. NSK-Warner's yen denominated earnings declined 31.8% due mostly to the Japanese economy and also due to declines in selling prices. An additional 5.2% of the total decrease is attributable to the continued weakening of the yen against the dollar for the first quarter of 1998.

As a result of the Company's desire to focus its future turbocharger product growth in AG Kuhnle, Kopp & Kausch, in which the Company recently acquired a 63% ownership interest, the Company agreed to sell its 50% ownership in two turbocharger joint ventures, Warner-Ishi Corporation and Warner-Ishi Europe S.p.A. to its joint venture partner, Ishikawajima-Harima Heavy Industries Co. Ltd. The transaction resulted in a pre-tax gain of $3.3 million.

The Company's income taxes are based upon estimated annual tax rates for the year. For 1998 the Company expects to realize certain tax credits related to research and development programs and foreign operations. As such, the anticipated effective income tax rate for 1998 is lower than the standard federal and state tax rates. The effective rate was higher in 1997 because 1997 had a greater percentage of income from foreign operations which have higher tax rates.

For the quarter ended March 31, 1998, the Company reported net earnings of $26.0 million, an increase of $1.2 million compared to $24.8 million for the same period of 1997. The factors discussed above are responsible for the change.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash and cash equivalents decreased by $5.9 million from December 31, 1997 to March 31, 1998. The decrease is primarily attributable to capital spending, offset by operating cash flow and increased financing. Capital spending increased $6.1 million to $29.5 million for the three months ended March 31, 1998 compared to $23.4 million for the same period of 1997. The increase in spending is intended to increase capacities and to fund existing and new programs. The Company anticipates that capital spending for full-year 1998 will be higher than 1997 due to a full year of spending on the Turbocharger Acquisition and continued funding of existing and new programs.

Cash generated from operations for the three months ended March 31, 1998 totaled $10.2 million. Operating cash flow primarily consists of net earnings of $26.0 million and non-cash items including $19.3 million of depreciation, offset by an increased investment in net operating assets and liabilities of $35.3 million. The increase in depreciation is due to the Turbocharger Acquisition and increased capital expenditures in recent years. The increased investment in net operating assets reflects working capital increases consistent with higher business levels and a payment for accrued income taxes.

The Company repaid $30.0 million of its domestic term loan between December 31, 1997 and March 31, 1998 with funds available under its revolving credit facilities. Also funded by its revolver borrowings was the excess of cash required for investing activities over cash generated from operating activities.

As of March 31, 1998 and December 31, 1997, the Company had sold $100 million of receivables under an $102 million Receivables Transfer Agreement for face value without recourse.

The Company believes that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for its current level of operations and planned operations for the remainder of 1998 and for the foreseeable future.

OTHER MATTERS

Sale of Torque Converter Business
In April 1998, the Company entered into an agreement to sell substantially all the remaining assets of its Torque Converter business to Mannesmann Sachs AG. It was determined that the Torque Converter business no longer fit the strategic goals of the Company, although the Company plans to maintain its expertise in the functionality of torque converters in automatic transmissions. One product line of the Torque Converter business was previously sold in June 1997. In accordance with the agreement, operations will be phased out during the course of 1998, with Mannesmann Sachs making multiple progress payments to the Company as the assets are transferred. The sale of these assets and the wind-down of this business is not expected to result in a significant gain or loss. The Torque Converter business contributed $69.4 million to 1997 full-year sales, less than 4% of the Company's total revenues, and was expected to contribute only about $40 million in revenues to 1998.

Litigation
As discussed more fully in Note 6 of the Notes to the Consolidated Financial Statements, various claims and suits arising in the ordinary course of business and seeking money damages have been filed against the Company. In each of these cases, the Company believes that it has a defendable position or has made adequate provisions to protect the Company from material losses. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles. The balance of the reserve at March 31, 1998, $6.8 million, is expected to be expended over the next three to five years. These provisions include both legal fees and possible outcomes of legal proceedings.

In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. The Company has been advised that BW-Security has claimed that, under the Indemnity Agreement, the Company must indemnify it for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $3.3 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million with respect to the principal portion of such environmental matters. The parties agreed to submit this matter to arbitration, and on November 4, 1997, the Arbitrator ruled against the Company. The Company plans to vigorously contest the arbitration award and plans to oppose any attempt by BW-Security to obtain judgment based on the arbitration. The Company does not currently have information sufficient to determine the extent of its potential liability to BW-Security for indemnification of such liabilities.

In addition, on January 27, 1998, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against BW-Security and certain others, alleging, among other things, breach of fiduciary duty and breach of contract in connection with the apportionment of environmental liabilities and assets in the Spin-Off. While the Company intends to pursue its claims vigorously and believes such claims to be valid, it is too early in the proceedings to determine the likelihood of success in this litigation. Both parties have agreed to mediate this dispute.

The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its financial position or future operating results, generally either because estimates of the maximum potential liability at a site are not large or because liability will be shared with other PRPs although no assurance can be given with respect to the ultimate outcome of any such matter.

Dividends
On April 17, 1998, the Company declared a $0.15 per share dividend to be paid on May 15, 1998 to shareholders of record on May 1, 1998.

New Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). These statements are effective for fiscal years beginning after December 15, 1997, although SFAS 131 does not require adoption in interim periods. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. See Note 7 to the Consolidated Financial Statements for presentation of comprehensive income. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. These standards expand or modify current disclosures and, accordingly, will have no impact on the Companys reported financial position, results of operations and cash flows. The Company is assessing the impact of SFAS 131 on its future reporting.

                   DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts are "forward-looking" statements as contemplated by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expected, projected or implied in the forward-looking statements. Such risks and uncertainties include fluctuations in domestic and foreign automotive production, the continued use of outside suppliers by original equipment manufacturers, and general economic conditions, as well as risks detailed in the Company's filings with the Securities and Exchange Commission, including the Cautionary Statements filed as Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 1997.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

     Inapplicable.

PART II

Item 1.   Legal Proceedings

The Company was a wholly-owned subsidiary of Borg-Warner Security Corporation ("BW-Security") until January 27, 1993, at which time it was distributed to the stockholders of BW-Security in a tax-free distribution (the "Spin-Off"). In connection with the Spin-Off, the Company and BW-Security entered into a Distribution and Indemnity Agreement (the "Indemnity Agreement") which provided for, among other matters, certain cross-indemnities designed principally to place financial responsibility for the liabilities of businesses conducted by BW-Security and its subsidiaries with BW-Security and financial responsibility for liabilities of the Company or related to its automotive businesses with the Company. BW-Security has claimed that, under the Indemnity Agreement, the Company must indemnify it for certain liabilities relating to environmental matters retained by BW-Security at the time of the Spin-Off. BW-Security has requested indemnification from the Company for past costs of approximately $3.3 million and for future costs related to these environmental matters. At the time of the Spin-Off, BW-Security maintained a letter of credit for approximately $9 million (the "Letter of Credit") with respect to the principal portion of such environmental matters. The parties agreed to submit this matter to arbitration, and on November 4, 1997, the Arbitrator ruled against the Company. The Company plans to vigorously contest the arbitration award and plans to oppose any attempt by BW-Security to obtain a judgment based on the
arbitration.   The Company does not currently have information sufficient to determine the extent of its potential liability to BW-Security for indemnification of such liabilities.

In addition, on January 27, 1998, the Company filed a lawsuit in the Circuit Court of Cook County, Illinois against BW-Security and certain others, alleging, among other things, breach of fiduciary duty and breach of contract in connection with the apportionment of environmental liabilities and assets in the Spin-Off. While the Company intends to pursue its claims vigorously and believes such claims to be valid, it is too early in the proceedings to determine the likelihood of success in this litigation. Both parties have agreed to mediate this dispute.

Item 2.   Changes in Securities

          Inapplicable.

Item 3.   Defaults Upon Senior Securities

          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Inapplicable.

Item 5.   Other Information

          Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               27.1 Financial data schedule

          (b)  Reports on Form 8-K
               No Reports on Form 8-K were filed during the period.

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



Date: May 15, 1998