Form 10-K/A
period 1997-12-31
BORG WARNER AUTOMOTIVE INC
filed 1998-06-26
CIK 908255

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

     The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on June 19, 1998 was approximately $1.04 billion. As of June 19, 1998, the registrant had 23,506,353 shares of Common Stock outstanding and 1,500 shares of Non-Voting Common Stock outstanding.

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

                            March 31, 1998, 1997 and 1996

                     (With Independent Auditors' Report Thereon)

                            Independent Auditors' Report




The Board of Directors and Stockholders
NSK-Warner Kabushiki Kaisha:




We have audited the accompanying consolidated balance sheets (expressed in yen) of NSK-Warner Kabushiki Kaisha and a subsidiary as of March 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NSK-Warner Kabushiki Kaisha and a subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been translated into United States dollars solely for the convenience of the reader. We have recomputed the translation and, in our opinion, the consolidated financial statements expressed in yen have been translated into United States dollars on the basis set forth in note 2 of the notes to consolidated financial statements.

/s/ KPMG PEAT MARWICK
------------------
KPMG PEAT MARWICK

Tokyo, Japan
April 24, 1998

                                          NSK-WARNER KABUSHIKI KAISHA
                                               AND A SUBSIDIARY
                                          Consolidated Balance Sheets
                                            March 31, 1998 and 1997

                                             Japanese yen         U.S. dollars
                                             (thousands)      thousands)(note 2)
                                             ----------          -------------
Assets                                       1998           1997         1998
---------                                    -------        -------      -----
Current assets:
     Cash and cash equivalents (note 12)  Y   244,107         926,376 $ 1,849
     Short-term investments (notes 3 and 12) 8,479,813      7,541,984  64,241
Receivables (notes 10 and 12):
          Trade accounts                     7,216,600      7,683,375  54,671
          Other                                 72,079         16,793   546
                                             ---------      ----------  ------
               Total receivables             7,288,679      7,700,168   55,217
                                             ----------     ----------  --------
Inventories (note 4)                         1,561,172      1,368,131  11,827
Prepaid expenses and other current
    assets (note 7)                           278,322        343,974    2,109
                                             ----------     ----------  -------
          Total current assets              17,852,093     17,880,633  135,243
                                             --------       ----------  --------
Marketable investment securities
     (notes 5 and 12)                        546,430        674,431    4,140
Investment in affiliated company               312,000        298,000  2,363

Property, plant and equipment, at cost
   Land                                     1,474,665      1,498,734   11,172
   Buildings                               11,477,837     11,410,826   86,953
Machinery and equipment                    17,870,539     16,498,101 135,383
Vehicles                                      105,045         98,136     796
     Tools, furniture and fixtures          4,244,301      3,926,922  32,154
     Construction in progress                     9,095            -       69
                                            -------------   ----------  -------
                                             35,181,482     33,432,719  266,527
     Less accumulated depreciation           20,985,868     19,351,398  158,984
                                            -------------   ----------  ------
          Net property, plant and equipment  14,195,614     14,081,321  107,543
                                            -------------   ----------- -------
Other assets:
     Patent, less accumulated amortization        9,375       15,625   71
     Other                                      273,955      230,795  2,075
                                              ----------   ---------- -----
              Total other assets               283,330       246,420    2,146
                                            ------------   ---------   -------
                                  Y         33,189,467     33,180,805 $ 251,435
                                             ===========   ========    =======

                                                Japanese yen      U.S. dollars
                                               (thousands)  (thousands)(note 2)
                                              ---------------    ---------------
Liabilities and Stockholders' Equity              1998      1997    1996
-------------------------------------------       -----     ------  ------

Current Liabilities:
     Short-term bank loans (notes 6 and 12)  Y     -     910,000   $   -
     Trade payables (notes 10 and 12):
          Notes                                2,110,345  2,062,529  15,988
          Accounts                             3,004,316  3,118,213  22,760
                                               --------   ---------  ------
               Total trade payables           5,114,706   5,180,742  38,748

     Other payables (notes 10 and 12):
          Notes                               237,103     301,152     1,796
          Accounts                            678,068     180,207     5,137
                                              --------    --------    --------
               Total other payables           915,171     481,359     6,933
                                              --------    --------    ---------
     Income taxes payable (note 7)            1,222,189  1,923,485      9,259
     Accrued expenses (notes 10 and 12)       1,472,245  1,481,359      11,153
     Other current liabilities                  16,683      28,033        127
                                              ---------   ---------   ----------
          Total current liabilities          8,740,994   10,004,978     66,220
                                             ----------  ---------    --------
Noncurrent liabilities:
     Accrued pension and severance cost (note 8) 413,999   367,591        3,136
     Deferred income taxes (note 7)              483,882   626,852        3,666
                                                 ------    --------     --------
          Total noncurrent liabilities           897,881   994,443        6,802
                                                 -------   --------   ----------
          Total liabilities                      9,638,875 10,999,421   73,022
                                                -----------  -------  -----
Stockholders' Equity:
     Common stock of Y10,000 par value (note 10)
     Authorized 220,000 shares; issued
          55,000 share                         550,000        550,000   4,146
     Legal reserve (note 9)                    137,500        137,500   1,041
     Retained earnings                       22,973,264   21,441,959    174,040
     Foreign currency translation adjustment
       (note 7)                               (69,869)       2,387     (529)
     Net unrealized gain on debt and marketable
        equity securities (notes 5 and 7)      (40,303)     49,538      (305)
                                               -----------  ---------- --------
          Total stockholders' equity           23,550,592   22,181,384 178,413
                                              -----------   -------    ------

     Commitments and contingent liability   Y 33,189,467   33,180,805 $ 251,435
               (Note 11)                      ===========  ===========  ========

See accompanying notes to consolidated financial statements.

                                         NSK-WARNER KABUSKIKI KAISHA
                                              AND A SUBSIDIARY

                                     Consolidated Statements of Earnings
                                  Years ended March 31, 1998, 1997 and 1996

                                                                   U.S. Dollars
                                          Japanese Yen            (thousands)
                                          (thousands)               (note 2)
                                       -------------             --------------
                                   1998         1997        1996       1998
                                    ------      -------     -----     -----
Sales (note 10)               Y 32,332,267   33,191,067   31,957,956 $ 244,941
Cost of sales (note 10)         24,415,185   23,942,752   23,193,526   184,963
                                -----------  -----------  -----------  -------
Gross profit                    7,917,082     9,248,315    8,764,430   59,978
Selling, general and administrative
 expenses (note 10)             2,875,594     2,816,980     2,577,761   21,785
                                -----------  ----------- ------------ ---------
Operating income                5,041,488     6,431,335     6,186,669   38,193
                                ----------  -----------    -----------  -----

Other income:
     Interest income              59,277         41,680       54,873     449
     Exchange gain, net           3,777          -             -          29
     Equity in income of affiliated
      company                     157,486        152,968     105,879    1,193
     Other                        161,574        82,035      125,933    1,224
                                  -------        ------      -------   ------
                                  382,114        276,683     286,685    2,895
                                  --------       ---------   -------  --------
Other deductions:
    Interest expense               16,543         40,018     123,203     125
     Loss on retirement of property,
        plant and equipment, net   46,534         65,725     87,389      353
    Exchange loss, net             -              12,089     7,242        -
    Other                          16,377         15,409     6,882       124
                                   --------     ---------    --------   ------
                                   79,454        133,241     224,716      602
                                   --------    ------------  -----    ----------
    Earnings before income taxes   5,344,148     6,574,777  6,248,638   40,486
                                 ------------   -----------  --------- --------
Income taxes (note 7):
     Current                      2,605,400      3,336,800  3,117,500   19,738
     Deferred                       107,443        (3,678)     42,818      814
                                 ----------- -------------  ---------  -------
                                  2,712,843      3,333,122  3,160,318  20,552
                                  --------  -------------- ----------- -------
          Net earnings       Y    2,631,305      3,241,655  3,088,320 $19,934
                                =============  ============  ======   =======

see accompanying notes to consolidated financial statements.

                                          NSK-WARNER KABUSHIKI KAISHA
                                               AND A SUBSIDIARY

                               Consolidated Statements of Stockholders' Equity
                                  Years ended March 31, 1998, 1997 and 1996



                                                           U.S. Dollars
                                     Japanese Yen           (thousands)
                                      (thousands)           (note 2)
                                  ----------------         ---------------
                                 1998      1997           1996      1998
                                 --------  ----------     -------   ------
Common stock:
 Balance at beginning of year  Y    550,000   550,000     550,000 $  4,166
                                 --------- ----------    --------   -------
 Balance at end of year             550,000   550,000     550,000    4,166
                                 --------- ----------     --------  -------
Legal reserve (note 9):
     Balance at beginning of year   137,500   137,500    137,500    1,041
                                  --------- ----------   --------- --------
     Balance at end of year         137,500   137,500    137,500    1,041
                                  --------- ----------   --------- --------
Retained earnings:
     Balance at beginning of year 21,441,959 19,300,304  17,311,984  162,439
     Net earnings                  2,631,305   3,241,655  3,088,320   19,934
     Cash dividends               (1,100,000)(1,100,000)   (1,100,000)(8,333)
                                  ----------- ----------   ---------- --------
     Balance at end of year       22,973,264 21,441,959    19,300,304  174,040
                                  ---------  -----------  ----------- ------
Foreign currency translation adjustments
 (note 7):
     Balance at beginning of year  2,387          -        -            18
     Adjustment for the year       (72,256)      2,387     -           (547)
                                   ------   -----------  ----------  -------
     Balance at end of year       (69,869)       2,387     -            (529)
                                  ----------  -----------  ---------  -------
Net unrealized gain on debt and
 marketable equity securities (notes 5 and 7):
   Balance at beginning of year    49,538      199,029   103,495      375
   Change in unrealized gain, net of tax(89,841)(149,491) 95,534      (680)
                                   ---------  ----------  --------   ---------
     Balance at end of year        (40,303)      49,538    199,029     (305)
                                  ---------    -----------  ------   --------

Minimum pension liability adjustment -           -         (11,890)  -
 (note 7)                         ---------     ----------  ------------------
Total stockholders' equity    Y    23,550,592   22,181,384 20,174,943  $178,413
                                  =========     ==========  ========= ========

see accompanying notes to consolidated financial statements.

                                          NSK-WARNER KABUSHIKI KAISHA
                                               AND A SUBSIDIARY
                                     Consolidated Statements of Cash Flows
                                   Years ended March 31, 1998, 1997 and 1996

                                                              U.S. Dollars
                                     Japanese Yen             (thousands)
                                     (thousands)              (note 2)
                                     ----------------         ------------
                                     1998       1997          1996      1998
                                     -------   --------       -------   ------
Cash flows from operating activities:
   Net earnings               Y    2,631,305 3,241,655      3,088,320  $19,934
   Adjustments to reconcile net earnings
         to net cash provided by
         operating activities:
     Depreciation and amortization 2,053,227 1,997,587      2,138,726  15,555
     Loss on retirement of property,
       plant and equipment, net      46,534    65,725         88,035    353
     Equity in income of an affiliated
      Company                       (90,408)  (157,838)    (105,878) (685)
     Deferred income taxes           40,365    (3,678)       42,818    306
     Decrease (increase) in receivables 397,114 655,168     (779,192) 3,008
     Decrease (increase) in inventories (192,585)(215,067)   19,497    (1,459)
     Decrease (increase) in prepaid expenses and
       other current assets           (32,115)    1,269        7,863     (243)
     Increase (decrease) in trade
      payables                        (50,286)   (166,999)    614,143    (381)
     Increase (decrease) in other
      payables                          433,812    (95,738)      19,591    3,286
     Increase (decrease) in accrued
      expenses                          (9,139)    (12,330)     258,787    (69)
     Increase (decrease) in income taxes
       payable                        (701,296)   212,226     (589,408)  (5,313)
     Increase (decrease) in other current
       liabilities                    (11,571)   (7,754)       17,543    (88)
     Other, net                        46,408    56,677        61,839    351
                                      -------   ---------    ---------  -------
Total adjustments                   1,930,060  2,329,248     1,794,364 14,621
                                       ---   ---------       --------- -----
Net cash provided by operating
 activities                       4,561,365  5,570,903     4,882,684 34,555
                                  ---------  ---------     --------- --------
Cash flows from investing activities:
  Increase in short-term investments (933,329)(1,608,901) (1,188,945) (7,071)
  Proceeds from sale of property,
   plant and equipment                22,336     6,996        1,232     169
    Payments from purchase of property,
     plant and equipment           (2,217,810) (1,355,848)  (1,386,084)(16,801)
   Increase in all other assets      (55,235)   (28,668)      (21,623)   (418)
   Other, net                        (48,571)   (5,290)        (1,407)  (368)
                                     ------  -----------   ----------   ------
     Net cash used in investing
       activities                (3,232,609) (2,991,711)   (2,596,827) (24,489)
                                   --------  -----------  -----------  --------
Cash flows from financing activities:
    Decrease in short-term bank loans(910,000) (1,523,298) (1,000,000) (6,894)
    Decrease in long-term debt        -              -     (334,740)     -
    Dividends paid             (1,100,000)    (1,100,000)(1,100,000)   (8,333)
                               ----------     --------  --------- --------
    Net cash used in financing
      activities                (2,010,000)    (2,623,298) (2,434,740) (15,227)
                               ----------    ------------   ---------- -------
     Effect of exchange rate
       changes on cash and
       cash equivalents         (1,025)       4,869          -            (8)
                              ----------    ------------   ----------    ------
     Net decrease in cash and
       cash equivalents       (682,269)      (39,237)       (148,883)  (5,169)
     Cash and cash equivalents at
       beginning of year      926,376         965,613       1,114,496   7,018
                             ----------    -------------  -------------  -------
   Cash and cash equivalents at
     end of year         Y    244,107        926,376          965,613  $1,849
                              ========       ========       =========  =====
   Supplemental information of cash flows:
     Cash paid during the year for:
          Interest          Y 15,340         24,340        118,498    $ 116
          Income taxes     3,306,696      3,124,508      3,706,909    25,051
                          =========      =========      =========     =======

See accompanying notes to consolidated financial statements.

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements

                           March 31, 1998, 1997 and 1996



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Description of Business

          NSK-Warner Kabushiki Kaisha (the "Company") operates a plant in Fukuroi City in Shizuoka Prefecture in Japan engaged in the production of one-way clutch and related parts, and friction plates and related parts. These products relate to the automatic mission system of passenger cars.

          The Company sells most of its products to NSK Ltd., a 50% stockholder of the Company. The products are eventually sold to the automotive industry.

          The Company's sales for the year ended March 31, 1998 were distributed as follows: one-way clutch and related parts - 56%, friction plates and related parts - 44%.

     (b)  PRINCIPLES OF CONSOLIDATION

     NSK-Warner USA Inc., a wholly-owned subsidiary of the Company, was established in the United Stated in January, 1997.

     The consolidated financial statements include financial statements of the Company and the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

          The Company maintains its books of account in conformity with financial accounting standards of Japan. However, the accompanying financial statements have been prepared in a manner and reflect those adjustments which management believes are necessary to conform with United States generally accepted accounting principles. Such adjustments are summarized in note 13 of the notes to consolidated financial statements.

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











                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements



     (f)  MARKETABLE INVESTMENT SECURITIES

          Marketable investment securities at March 31, 1998 and 1997 consist of debt and equity securities that have readily determinable fair values and are classified as "available-for-sale".

          The Company' s available-for-sale securities are reported at fair value with unrealized gain or losses net of differed taxes reported as a separate component of stockholder's equity.

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


     (j)  RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred. Research and development costs charged to earnings for the years ended March 31, 1998, 1997 and 1996 amounted to Y 1,236,354 thousand ($9,366 thousand), Y1,280,682 and Y 1,215,177 thousand, respectively.

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





                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements

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

     (n)  LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

          The Company's long-lived assets and certain identfiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(2)  U.S. DOLLAR AMOUNTS

          The accompanying consolidated financial statements are expressed in Japanese yen as of and for the year ended March 31, 1998, the currency of the country in which the Company operates. The translation of Japanese yen amounts into U.S. dollar amounts is included solely for the convenience of readers and has been made at the rate of Y 132 to US $1, the approximate rate of exchange reported by the Tokyo Foreign Exchange Market on March 31, 1998. Such translation should not be construed as a representation that the amounts shown could be converted into U.S. dollars at the above rate.

(3)  SHORT-TERM INVESTMENTS

     Short-term investments, at cost, which approximates market, at March 31, 1998 and 1997 consisted of the following:

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

Notes to Consolidated Financial Statements

                                   Japanese yen        U.S. dollars
                                   (thousands)          (thousands)
                                   -------------       -------------
                                   1998      1997          1998
                                   -----     ------        -----
Time deposits with a maturity
 of more than three months    Y    335,550   191,000   $    2,542
Certificates of deposit purchased
  under resale agreements          8,144,263 7,315,743      61,699
Government bonds and other         -         35,241         -
                                  ---------  ----------   ---------
                              Y    8,479,813 7,541,984  $   64,241
                                   ========= ===========   ========

(4)  INVENTORIES
     Inventories at March 31, 1998 and 1997 are summarized as follows:

                                   Japanese yen        U.S. dollars
                                   (thousands)          (thousands)
                                   -------------       -------------
                                   1998      1997          1998
                                   -----     ------        -----
Work in process               Y    1,205,766 1,053,416 $    9,135
Raw materials                      201,060   215,525        1,523
Supplies                           132,685   78,858         1,005
Goods in transit                   21,661    20,332         164
                                   --------- --------       ------
                              Y    1,561,172 1,368,131 $    11,827
                                   ========= =========      ========
 /TABLE

                              NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

Notes to Consolidated Financial Statements

(5)  MARKETABLE INVESTMENT SECURITIES

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at March 31, 1998 and 1997, were as follows:

                                   Japanese yen (thousands)
                                   -------------------------
                                   Gross          Gross
                                   Unrealized     Unrealized
                                   Holding        Holding

                              Cost      Gains     Losses    Fair Value
                              -----     -------   -------   -----------
At March 31, 1998

Available-for-sale:
     Debt security       Y    100,000   -         -         100,000
     Equity securities        521,903    27,915   103,388   446,430
                              --------  --------  --------  ---------
                         Y    621,903    27,915   103,388   546,430
                              ========  ========  ========= =========

                                   Japanese yen (thousands)
                                   ------------------------
                                   Gross          Gross
                                   Unrealized     Unrealized
                                   Holding        Holding
                              Cost      Gains     Losses    Fair Value
                              ------    -------   -------   -----------
At March 31, 1997
Available for-sale:
     Debt security       Y    100,000    -             -    100,000
     Equity securities        473,332   126,197   25,098    574,431
                              --------- --------- --------- --------
                         Y    573,332   126,197   25,098    674,431
                              ========= ========= ========= ========

                                   U.S. dollars (thousands)
                                   -------------------------
                                   Gross          Gross
                                   Unrealized     Unrealized
                                   Holding        Holding
                              Cost      Gains     Losses    Fair Value
                              ------    -------   --------  -----------
At March 31, 1998
Available-for-sale:
     Debt security       $    758       -         -         758
     Equity securities        3,954     211       783       3,382
                              -------   ------    -------   --------
                         $    4,712     211       783       4,140
                              =======   =======   ======    =======

The debt security at March 31, 1998 is due in 2001.
Net realized gains during the years 1998, 1997 and 1996 were insignificant.

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

Notes to Consolidated Financial Statements


(6)  SHORT-TERM BANK LOAN AND LONG-TERM DEBT

The weighted average interest rate on short-term bank loans outstanding at March 31, 1997 was 1.63%.

As is customary in Japan, security may have to be given if requested by a lending bank and such bank has the right to offset cash deposited with it against any debt or obligation that becomes due and, in the case of default or certain other specified events, against all debts payable to the bank.

(7)  INCOME TAXES

The Company is subject to a number of taxes based on income, which in the aggregate result in a normal tax rate of approximately 51% for the years ended March 31, 1998, 1997 and 1996. The Company's subsidiary in the United States was not liable to pay income taxes in 1998 and 1997.

Amendments to Japanese tax regulations were enacted into law on March 31, 1998. As a result of these amendments, the normal income tax rate was reduced from approximately 51% to 47% effective from April 1, 1998. Current income taxes were calculated at the tax rate of 51% in effect for the year ended March 31, 1998. Deferred income taxes were calculated at the rate of 47%. The effect of the income tax rate reduction on year-end deferred income tax balances at march 31, 1998 was insignificant.

The effective tax rates of the Company for the years ended March 31, 1998, 1997 and 1996 differ from the normal income tax rate for the following reasons:

                                   1998      1997      1996
                                   -----     -----     -----
Computed normal income tax rate    51.0%     51.0%     51.0%
Other                              (0.2)     (0.3)     (0.4)
                                   -----     -----     -----
Effective income tax rate          50.8%     50.7%     50.6%
                                   =====     =====     =====

Net deferred income tax assets and liabilities are reflected on the accompanying balance sheets under the following captions:

                                   Japanese yen      U.S. dollars
                                   (thousands)       (thousands)
                                   -------------    -------------
                                   1998      1997      1998
                                   -----     -----     -----
Prepaid expenses and other
 current assets               Y    243,499   340,103   $1,845
Noncurrent liabilities            (483,882) (626,852)  (3,666)
                                   --------  --------- --------
                              Y   (240,383)  (286,749)$(1,821)
                                   ========= ========= ========

Change in net deferred income tax assets is allocated as follows.



                                             Japanese yen        U.S. dollars
                                             (thousands)         (thousands)
                                             ------------        ------------
                                   1998      1997      1996           1998
                                   -----     -----     -----          -----
Earnings                      Y    107,443   (3,678)   42,818    $    814

Stockholders' equity:
Foreign currency translation
 adjustment                         (67,078) 2,483     -              (508)
Net unrealized gains on marketable
  debt and equity securities        (86,731) (155,592)  99,433        (657)
Minimum pension liability adjustment     -    12,375    7,447           -
                                   --------- -------   --------       -----
                              Y    (46,366) (144,412)  149,698    $  (351)
                                   ========  =======   ========       ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998 and 1997 are presented below:

                                   Japanese yen      U.S. dollars
                                   (thousands)       (thousands)
                                   -------------    -------------
                                   1998      1997      1998
                                   -----     -----     -----
Deferred tax assets:
Business tax                       124,557   215,399   944
Employee bonus                     -          2,761    -
Accrued expenses                   169,270   178,553   1,282
Accrued pension and severance cost 102,521   89,709    777
Marketable investment securities   35,171    -         266
                                   -------   --------  -------
Total deferred tax assets          431,519   486,422   3,269
                                   -------   --------- -------
Deferred tax liabilities:
Allowance for doubtful receivables 50,328    56,610    381
Capital gain deferred in connection
  with the acquisition of new
  property (see note 10)           394,509   454,634   2,989
Special depreciation               34,271    45,809    260
Loss for investment                47,402    12,578    359
Equity in income of an affiliated
 company                           145,392   151,980   1,101
Marketable investment securities   -         51,560    -
                                   --------  --------  -------

Total deferred tax liabilities     671,902   773,171   5,090
                                   --------  --------  -------
Net deferred tax liabilities       (240,383)(286,749)  (1,821)
                                   ========= ========= ========

There was no valuation allowance on deferred tax assets at March 31, 1998 and 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at March 31, 1998.

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

The funded status of the plans as of March 31, 1998 and 1997 is as follows:

                                   Japanese yen      U.S. dollars
                                   (thousands)       (thousands)
                                   -------------    -------------
                                   1998      1997      1998
                                   -----     -----     -----
Actuarial present value of benefit obligations:

  Vested benefits             Y    1,014,640 948,949   $7,687
Nonvested benefits                 1,986     1,086      15
                                   --------  --------  --------
   Accumulated benefit obligation  1,016,626 950,035    7,702
                                   ========  ========  ========
   Projected benefit obligation    1,515,871 1,406,725  11,484
Plan assets at fair value          684,396   586,317    5,185
                                   --------  --------  --------
Projected benefit obligation in excess of plan
  assets
                                     831,475  820,408  6,299
Unrecognized net loss              (314,382) (339,333) (2,382)
Unrecognized net obligation from
  initial application of SFAS No.87 (8,916)  (10,190)  (68)
Unrecognized prior service cost    (94,178)  (103,294) (713)
                                   --------- --------- -------
Accrued pension and severance cost Y 413,999 367,591   $ 3,136
                                   ========= ========= ========
Significant actuarial assumptions:
     Discount rate                  4.5%     4.5%
     Rate of salary increase        4.16%    4.16%
     Expected long-term rate of return
       on plan assets              4.5%      4.5%


                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

Notes to Consolidated Financial Statements


     For the above plans, the components of pension costs for the years ended March 31, 1998, 1997 and 1996 are as follows:

                                     Japanese yen           U.S. dollars
                                      (thousands)           (thousands)
                                     -------------          -------------
                                   1998     1997       1996      1998
                                   -----    -----      -----     -----
Components of pension costs:
 Service cost for benefits earned
 during the year              Y    121,536   117,809   111,907   $ 921
 Interest cost on projected benefit
   obligation                       61,280   56,944    50,529     464
     Actual return on plan assets  (29,855) (10,512)  (38,775)    (226)
Net amortization and deferral      20,472    12,088    45,312      155
                                   -------   -------   -------   ------
                              Y    173,433   176,329   168,973   $1,314
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

     Cash dividends charged to retained earnings during the three years ended March 31, 1998, 1997 and 1996 represent dividends paid out during those years. The accompanying consolidated financial statements do not include any provision for a dividend to be proposed by the Board of Directors of Y 20,000 ($152) per share aggregating Y 1,100,000 thousand ($8,333 thousand) and reversal of reserve for replacement of property amounting to Y 44,854 thousand ($340 thousand)in respect of the year ended March 31, 1998 (see note 10).

(10) BALANCES AND TRANSACTIONS WITH AFFILIATED COMPANIES

     The Company is a joint-venture corporation and its capital stock is held in equal amounts by NSK Ltd. and Borg-Warner Automotive NW Corporation, a wholly-owned subsidiary of Borg-Warner Automotive, Inc.

     Balances with the affiliated companies at March 31, 1998 and 1997 were as follows:

                             Japanese Yen               U.S. Dollars
                              (Thousands)               (Thousands)
                        ---------------------     -----------------------
                               Borg-Warner            Borg-Warner
                    NSK Ltd. Automotive, Inc.  NSK Ltd. Automotive, Inc.
                   ------    -------------  --------  --------------
At March 31, 1998:

  Trade accounts receivableY    7,114,854      14,707   $ 53,900   111
                                --------     ------    -------   -----
  Trade accounts payable        877,990             -    6,651     -
  Other notes payable           4,473               -    34        -
                               ---------      -------   -------   -----
       Net receivable      Y    6,232,391      14,707    $47,215   111
                                =========      ========  =======   =====
At March 31, 1997:
  Trade accounts receivableY    7,638,400      14,207
                                 --------     --------
  Trade accounts payable        931,040             -
  Other notes payable           83,842              -
  Accrued expenses              166,381             -
                               ----------     ---------
      Net receivable      Y    6,457,137      14,207
                               ===========    ========

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

Notes to Consolidated Financial Statements

During the years ended March 31, 1998, 1997 and 1996, significant transactions with the affiliated companies were as follows:

                         Japanese yen                  U.S. dollars
                         (thousands)                   (thousands)
                    -----------------------       ------------------------
                                   Borg-Warner                Borg-Warner
                     NSK Ltd.    Automotive, Inc. NSK Ltd.  Automotive, Inc.
                      -------    ---------------- --------  ----------------
1998:
  Sales        Y         31,965,228     63,851    $ 242,161 484
  Cost of sales:
     Purchase            6,136,526      2,977     46,489    23
     Pension cost        3,391          -         26        -
  Selling, general and
    administrative expenses:
     Rent                1,821          -         14        -
     Pension cost        1,446          -         11        -
  Purchase of property,
   plant and equipment   58,000         -         439       -

1997:
  Sales        Y         32,372,975     63,847
  Cost of sales:
     Purchases           6,626,242      3,172
     Pension cost        4,562          -
  Selling, general and
   administrative expenses:
     Rent                1,672          -
     Pension cost        1,687          -
  Purchases of property,
   plant and equipment   245,230        -
  Sale of property plant
   and equipment         35,507         -
1996:
  Sales        Y         31,159,709     69,000
  Cost of sales:
     Purchases           6,604,190      14,337
     Pension cost        4,440          -
  Selling, general and
   administrative expenses:
     Rent                1,637          -
     Pension cost        1,480          -
  Purchases of property,
   plant and equipment   490,202        -


/TABLE

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements


     On June 30, 1988, the Company sold land and a part of factory buildings of the Fujisawa plant to NSK Ltd. in connection with the relocation of its manufacturing facilities to the new factory in Shizuoka Prefecture. The capital gain resulting therefrom was recognized as income for the year ended March 31, 1989. However, as permitted under the Special Taxation Measures Law, capital gain has been deferred for tax purposes as reserve for replacement of property as an appropriation of retained earnings. The related deferred income tax liability at March 31, 1998 and 1997 in the amount of Y 394,509 thousand ($2,989 thousand) and Y 454,634 thousand, respectively, has been provided in the accompanying balance sheets (see notes 7 and 9).

(11) COMMITMENTS AND CONTINGENT LIABILITY

     At March 31, 1998, the Company had commitments for the purchase of property, plant and equipment of approximately Y 212,989 thousand ($1,614 thousand).

     The Company utilizes certain facilities, including warehouses and employee dormitories, under cancellable lease agreements with third parties. Rent expense for the years ended March 31, 1998, 1997 and 1996 under the foregoing lease agreements amounted to Y 254,959 thousand ($1,932 thousand), Y 231,193 thousand and Y 215,395 thousand, respectively.

     The Company had no noncancellable lease commitments at March 31, 1998.

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

     Short-term bank loans:

          The carrying amount of the Company's borrowings under its short-term revolving credit agreements approximates their fair value because of the short maturity of these instruments.

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

Notes to Consolidates Financial Statements


(13)ADJUSTMENTS TO CONFORM WITH UNITED STATES GENERALLY ACCEPTED
ACCOUNTING PRINCIPLES

                                        Japanese yen (thousands)
                                        ------------------------
                     1998                   1997                 1996
                     -----                ------                 -----

                Net    Retained     Net      Retained     Net      Retained
              earnings earnings at  earnings earnings at  earnings earnings at for year  end of year  for year  end of yearfor year  end of year
              -------  -----------  -------   ---------  --------   -------
Per legal
 books Y 2,802,555  22,172,536  3,322,318  20,486,381 3,295,765 18,278,913

Adjustments:
  Bonus to
   officers  (17,640)    (17,640)  (16,400)     (16,400)   (14,850)  (14,850)
  Allowance
   for doubtful
   receivables(3,000)    108,000     8,000      111,000     16,000   103,000
 Special depr-
   eciation  (16,363)     73,458   (20,263)      89,821    (25,257)  110,084
 Accrued pension
   and severance
   cost      (72,812)   208,961     3,033      281,773     14,521   278,740
 Goodwill     -         -           -           -         (27,000)       -
 Deferred income
   taxes    (132,843)   138,851   (23,122)     271,694     (80,318)  294,816
 Loss for
 investment   77,058   101,721    15,570        24,663         -      9,093
 Investments in an
  affiliated
  company     157,486    450,616    152,968     293,130     105,879   140,162
 Accrued
  expenses   (163,136) (263,239)   (200,449)   (100,103)   (196,420) 100,346
             (171,250)  800,728   (80,663)     955,578     (207,445) 1,021,391
             --------  ---------  --------     -------     -------    -------
Per accompanying
 consolidated financial
  statementsY 2,631,305 22,973,264 3,241,655   21,441,959  3,088,320 19,300,304
             =========  ========= =========   ==========   =========  ========

                              U.S. dollars (thousands)
                              ------------------------
                                        1998
                                        -----
                                   Net       Retained
                                 earnings    earnings at
                                 for year    end of year
                              -------------  --------------
Per legal books          $         21,231         167,974

Adjustments:
  Bonus to officers                (134)          (134)
  Allowance for doubtful receivables(23)           818
  Special depreciation             (124)           557
  Accrued pension and severance cost(552)         1,583
  Deferred income taxes            (1,006)        1,052
  Loss for investment               584           771
  Investments in affiliated company 1,193         3,414
  Accrued expenses                 (1,235)        (1,995)
                                   --------       --------
                                   (1,297)        6,066
                                   ---------      ---------
Per accompanying consolidated
  financial statements   $         19,934         174,040
                                   =========      =========

                                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    The following consolidated financial statements of the Company on pages 23 through 37 of the Company's Annual Report are incorporated herein by reference:

          Independent Auditors' Report

          Consolidated Statements of Operations - three years ended December 31, 1997, 1996 and 1995

          Consolidated Balance Sheets - December 31, 1997 and 1996

          Consolidated Statements of Cash Flows - years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Stockholders' Equity - years ended December 31, 1997, 1996 and 1995

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


                              BORG-WARNER AUTOMOTIVE, INC.


                         By:  /s/ WILLIAM C. CLINE
                              -------------------------------------------
                              William C. Cline
                              Vice President and Controller
                              (Principal Accounting Officer)



Date: June 26, 1998

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
Exhibit
Number    Document Description
------    ---------------------

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

*10.14 Service Agreement, dated as of December 31, 1992, by and between Borg
       -Warner Security Corporation and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit No. 10.10 to Registration Statement No. 33-64934).

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

+*10.17Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (incorporated by reference to Exhibit No. 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

+*10.18 Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27,
        1993 as further amended and restated effective as of April 1, 1994 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit
Number    Document Description
-------   ---------------------

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