Form 10-Q
period 1998-06-30
BORG WARNER AUTOMOTIVE INC
filed 1998-08-14
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                         For the Quarter ended June 30, 1998
                          Commission file number: 1-12162


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

On July 31, 1998 the registrant had 23,371,373 shares of Common Stock and 1,500 shares of Series I Non-Voting Common Stock outstanding.

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                            SIX MONTHS ENDED JUNE 30, 1998

                                        INDEX
        Page No.

PART I.   Financial Information

     Item 1.   Financial Statements

          Introduction                                    2

          Condensed Consolidated Balance Sheets at
               June 30, 1998 and December 31, 1997        3

          Consolidated Statements of Operations for the three
               months ended June 30, 1998 and 1997        4

          Consolidated Statements of Operations for the six
               months ended June 30, 1998 and 1997        5

          Consolidated Statements of Cash Flows for the six
               months ended June 30, 1998 and 1997        6

          Notes to the Consolidated Financial Statements  7

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations  11

     Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risks                   16

PART II.  Other Information

     Item 1.   Legal Proceedings                         17

     Item 2.   Changes in Securities                     17

     Item 3.   Defaults Upon Senior Securities           17

     Item 4.   Submission of Matters to a Vote of
                    Security Holders                     17

     Item 5.   Other Information                         18

     Item 6.   Exhibits and Reports on Form 8-K          18

SIGNATURES                                               19

                              BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                            SIX MONTHS ENDED JUNE 30, 1998

                                       PART I.

                                       ITEM 1.


           A.  Borg-Warner Automotive, Inc. and Consolidated Subsidiaries'
                                 Financial Statements


The financial statements of Borg-Warner Automotive, Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

BORG-WARNER AUTOMOTIVE, INC.            AND CONSOLIDATED SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (millions of dollars except share data)

                                        (Unaudited)
                                        June 30,  December 31,
                                        1998         1997
                                        --------- --------
A S S E T S
Cash and cash equivalents            $   13.9       $   13.4
Receivables                             155.7          158.6
Inventories                             124.5          108.0
Deferred income tax asset                 8.5            8.5
Prepayments and other current assets     23.8           18.4
                                        --------       ------
     Total current assets               326.4          306.9
Property, plant, and equipment at cost 1,021.7         971.2
Less accumulated depreciation            392.2         359.5
                                        --------       -------
     Net property, plant and equipment   629.5         611.7
Investments and advances                 129.7         132.9
Goodwill                                 534.8         545.6
Deferred income tax asset                 19.7          20.6
Other noncurrent assets                  122.1         118.6
                                        --------       -------
        Total other assets              806.3          817.7
                                        --------       -------
                                        $1,762.2      $1,736.3
                                        ========       ========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                           $   44.6    $   67.7
Accounts payable and accrued expenses      259.2       273.6
Income taxes payable                        35.6        53.9
                                        ---------      ----------
        Total current liabilities          339.4       395.2
Long-term debt                             330.0       270.4
Long-term retirement-related liabilities   314.7       314.0
Other long-term liabilities                 62.5        63.0
                                        ---------      ---------
        Total long-term liabilities        377.2       377.0
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued           --       --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued shares of
      23,753,365 in 1998 and outstanding
      shares of 23,418,173 in 1998           0.2       0.2
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; issued shares
      of 2,520,000 in 1998 and outstanding shares
      of 1,500 in 1998                       --         --
Capital in excess of par value             566.0       566.0
Retained earnings                          188.5       150.7
Notes receivable - management stock purchase(2.0)        --
Cumulative translation adjustment          (19.2)      (11.3)
Minimum pension liability adjustment        (1.7)       (1.7)
Common stock held in treasury, at cost:
     335,192 shares in 1998                (16.2)      (10.2)
                                           -------     -------
        Total stockholders' equity         715.6       693.7
                                           --------    --------
                                        $1,762.2      $1,736.3
                                        ===========  ===========

   See accompanying Notes to Consolidated Financial Statements
                                         BORG-WARNER AUTOMOTIVE, INC.
                                         AND CONSOLIDATED SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    (millions of dollars except share data)

                                             Three Months Ended
                                                June 30,
                                             1998      1997
Net sales                                    $ 451.3   $ 449.7
Cost of sales                                  355.3     346.9
Depreciation                                    19.3      17.7
Selling, general and administrative expenses    38.6      34.0
Minority interest                                0.8       0.5
Goodwill amortization                            4.2       4.1
Equity in affiliate earnings and other income   (2.9)     (4.6)
                                             --------- -----------
          Earnings before interest and finance
               charges and income taxes         36.0      51.1
Interest expense and finance charges             7.0       6.3
                                             --------- ----------
          Earnings before income taxes          29.0      44.8
Provision for income taxes                       9.4      15.2
                                             --------  ---------
               Net earnings                  $  19.6   $  29.6
                                             ========  =========
Net earnings per share
          Basic                              $  0.84   $  1.25
                                             =======   ==========
          Diluted                            $  0.83   $  1.23
                                             ========  =========
Average shares outstanding (thousands)
          Basic                               23,568    23,672
                                             ========  =========
          Diluted                             23,773    23,902
                                             ========  =========
Dividends declared per share                 $  0.15   $  0.15
                                             ========  =========

            See accompanying Notes to Consolidated Financial Statements

                                         BORG-WARNER AUTOMOTIVE, INC.
                                         AND CONSOLIDATED SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    (millions of dollars except share data)

                                             Six Months Ended
                                                  June 30,
                                             1998      1997
                                             ------    --------
Net sales                                    $ 916.0   $ 893.2
Cost of sales                                  720.7     692.6
Depreciation                                    38.6      34.5
Selling, general and administrative expenses    76.1      70.0
Minority interest                                1.5       1.2
Goodwill amortization                            8.4       8.2
Equity in affiliate earnings and other income   (8.4)     (8.6)
                                             --------  ----------
          Earnings before interest and finance
               charges and income taxes         79.1      95.3
Interest expense and finance charges            13.0      12.8
                                             --------  ----------
          Earnings before income taxes          66.1      82.5
Provision for income taxes                      20.5      28.1
                                             --------  ---------
               Net earnings                  $  45.6   $  54.4
                                             ========  =========
Net earnings per share
          Basic                              $  1.94   $  2.30
                                             ========  =========
          Diluted                            $  1.92   $  2.27
                                             ========= =========
Average shares outstanding (thousands)
          Basic                               23,568    23,672
                                             ========= =========
          Diluted                             23,773    23,902
                                             ========= ==========
Dividends declared per share                 $  0.30   $  0.30
                                             ========= ========

              See accompanying Notes to Consolidated Financial Statements

                  BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (millions of dollars)

                                        Six Months Ended
                                             June 30,
                                        1998        1997
                                        --------  ---------
Operating
Net earnings                            $    45.6 $  54.4
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
Non-cash charges (credits) to operations:
     Depreciation                            38.7    34.5
     Goodwill amortization                    8.4     8.2
     Deferred income tax provision            0.9     1.2
     Other, principally equity in affiliate
      earnings                               (5.7)   (9.4)
Changes in assets and liabilities:
     (Increase) decrease in receivables       2.5   (22.1)
     Increase in inventories                 (16.2) (11.3)
     Increase in prepayments and other
      current assets                         (5.4)   (3.7)
     Increase (decrease) in accounts payable and accrued
          expenses                           (13.9)   21.5
     Increase (decrease) in income taxes
      payable                                (18.2)   14.7
     Net change in other long-term assets
      and liabilities                         (9.5)   (4.0)
                                             -------   ------
     Net cash provided by operating activities 27.2    84.0
Investing
Capital expenditures                         (55.7)    (59.5)
(Investment in) proceeds from sale of
 affiliates                                    7.6        --
Proceeds from other assets                     0.8       7.5
                                             -------   -------
     Net cash used in investing activities    (47.3)   (52.0)
Financing
Net increase (decrease)in notes payable       (21.9)    10.8
Additions to long-term debt                    61.4      0.4
Reductions in long-term debt                   (1.4)   (19.7)
Payments for purchases of treasury common stock(10.9)     --
Proceeds from options exercised                  0.4     1.0
Dividends paid                                  (7.1)   (7.1)
                                             --------  -------
    Net cash provided by (used in)
      financing activities                      20.5     (14.6)
Effect of exchange rate changes on cash and cash
  equivalents                                    0.1       0.5
                                             --------  ---------
Net increase in cash and cash equivalents        0.5      17.9
Cash and cash equivalents at beginning of year  13.4      11.5
                                             --------  ---------
Cash and cash equivalents at end of period   $  13.9   $  29.4
                                             ======== ==========
Supplemental Cash Flow Information
Net cash paid during the period for:
     Interest expense                        $  15.5   $ 13.2
     Income taxes                               24.3     15.2

            See accompanying Notes to Consolidated Financial Statements

              Borg-Warner Automotive, Inc. and Consolidated Subsidiaries
                    Notes to the Consolidated Financial Statements
                                     (Unaudited)



(1) Research and development costs charged to expense for the three and six months ended June 30, 1998 were $17.0 million and $33.2 million, respectively. Costs charged to expense for the three and six months ended June 30, 1997 were $13.7 million and $27.3 million, respectively.

(2)  Inventories consisted of the following (millions of dollars):

                                   June 30,  December 31,
                                    1998         1997
                                   --------  -----------
     Raw materials                 $ 51.6       $ 53.9
     Work in progress                53.8         33.9
     Finished goods                  19.1         20.2
                                   --------  -----------
       Total inventories           $ 124.5      $ 108.0
                                   ========= ===========

(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"), a joint venture based in Japan that manufactures automatic transmission components. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

     The Company's investment in NSK-Warner was $124.5 million at June 30, 1998 and $124.1 million at December 31, 1997.

     Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of June 30, 1998 and March 31, 1998 and statement of income data is presented for the three months ended June 30, 1998 and 1997. The Company's results include its share of NSK-Warner's results for the three and six months ended May 31, 1998 and 1997.

                                   June 30,   March 31,
                                    1998         1998
                                   --------  ----------
     Balance Sheet                    (in millions)
     Current assets                     $ 120.5   $ 139.0
     Noncurrent assets                    111.4     119.4
     Current liabilities (excluding debt)  57.2      68.0
     Noncurrent liabilities (excluding debt)6.7       7.0
     Total debt                              -          -

                                   Three Months Ended
                                         June 30,
                                     1998       1997
                                   --------- ------------
    Statement of Income              (in millions)
     Net sales                          $ 51.6    $  68.2
     Gross profit                         10.1       17.8
     Net income                            3.0        6.7


(4) The Company's provisions for income taxes for the three and six months ended June 30, 1998 and 1997 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a)state income taxes, b)foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits.

(5)  Following is a summary of notes payable and long-term debt:

                      June 30, 1998          December 31, 1997
                    Current   Long-Term      Current   Long-Term
                    --------  ----------     --------  ---------
DEBT                          (millions of dollars)
Bank borrowings          $ 42.5    $ 154.9   $ 36.1    $   94.9
Bank term loans due through 2002
(at an average rate of 4.8% at June 1998 and 6.1% at December
 1997)                      0.7       21.5     30.2        21.8
7% Senior Notes due 2006, net
 of unamortized discount     --      149.7       --       149.6
Capital lease liability     1.4        3.9      1.4         4.1
                         -------   --------  --------  ----------
Total notes payable and
 long-term debt           $ 44.6   $ 330.0   $ 67.7     $ 270.4
                         ========  ========  ========= ==========

     The Company maintains a $350 million revolving credit facility. At June 30, 1998, $75.0 million of borrowings under the facility were outstanding. At December 31, 1997, there was $25.0 million outstanding. The facility is available through September 30, 2001.

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

     Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimate remediation costs; remediation alternatives; estimate legal fees; and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at June 30, 1998 of approximately $6.6 million. The Company expects this amount to be expended over the next three to five years.

     The Company entered into a Settlement Agreement and Specific Mutual Release dated as of May 31, 1998 (the "Settlement Agreement") with Borg-Warner Security Corporation ("BWSC"), the successor corporation to its former parent. The previously-reported dispute involved whether BWSC was entitled to indemnification from the Company for certain environmental liabilities under a Distribution and Indemnity Agreement dated January 27, 1993.


     Pursuant to the Settlement Agreement, the Company and BWSC agreed to dismiss and vacate any and all arbitration awards resulting from the arbitration proceeding and to dismiss with prejudice the lawsuit filed by the Company in the Circuit Court of Cook County, Illinois on January 27, 1998. Under the Settlement Agreement, the Company agreed to indemnify BWSC for the first $2.9 million BWSC pays in environmental costs after April 30, 1998 and 50% of any amounts in excess of $2.9 million. At present, the Company does not have sufficient information to determine the extent of its liability under the Settlement Agreement, but does not anticipate that such amount will have a material adverse effect on its financial position or future operating results. It is expected that indemnification payments will be made by the Company over the course of several years as the environmental costs are incurred.

     The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its financial position or future operating results, generally either because estimates of the maximum potential liability at a site are not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such matters.

     As of June 30, 1998, the Company had sold $100 million of receivables under a $102 million Receivables Transfer Agreement for face value without recourse. The Company had sold receivables aggregating $100 million under the same facility at December 31, 1997.

(7) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is a measurement of all changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders. The Company change consisted of foreign currency translation adjustments. The amounts presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income.

     The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the three and six months ended June 30, 1998 and 1997:

<CAPTION
                                                  ($ in millions)
                                                  Three Months
                                                  1998           1997
                                        Income                    Income
                                        tax     After-           tax     After-
                            Pretax    effect     tax     Pretax effect   tax
                           --------  -------   --------  ----- ------   ----
Foreign currency
 translation adjustments      $(11.5)  $ 3.7      $(7.8)  $16.8  $(5.7) $11.1
Net income as reported          19.6    29.6
                              -------   ------
Total comprehensive income    $11.8     $40.7
                              ========  ======
                                                  Six Months
                                           1998           1997
                                      Income                    Income
                                       tax     After-           tax     After-
                            Pretax    effect     tax     Pretax effect   tax
                            --------  -------   --------  ----- ------   ----
Foreign currency
 translation adjustments      $(11.6)$ 3.7   $(7.9)  $1.5   $(0.5) $ 1.0
Net income as reported          45.6  54.4
                                ----- ------
Total comprehensive income     $37.7 $55.4
                              ====== ========
/TABLE

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Borg-Warner Automotive, Inc. (the "Company") operates as a leading, global supplier to original equipment manufacturers ("OEMs") of passenger cars, sport utility vehicles and light trucks in the North American, European and Asian automotive markets. The Company is a product leader in a wide variety of highly engineered components and systems primarily related to automatic transmission, four-wheel drive ("4WD") and engine applications. Examples include "shift quality" automatic transmission components and systems, 4WD transfer cases, automotive chain and chain systems, turbochargers, engine timing components and systems, and a variety of air and fluid control components and systems for engine and fuel systems control.

     The following discussion covers the results of operations for the three and six months ended June 30, 1998 and 1997 and financial condition as of June 30, 1998 and December 31, 1997.

RESULTS OF OPERATIONS

     The Company's products have historically fallen into four operating groups: Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems. Net sales by operating group for the three and six months ended June 30, 1998 and 1997 are shown in the following table (in millions of dollars.) In October 1997, the Company acquired 63% of a German turbocharger business, AG Kuhnle, Kopp & Kausch (the "Turbocharger Acquisition.") The Company has not yet finalized its plans concerning future integration of the Turbocharger Acquisition, so it is shown separately.

                         Three Months        Six Months
                         Ended June 30,      Ended June 30,
                         -------------       ---------------
                          1998      1997      1998      1997
Powertrain Systems            $127.6    $157.6    $261.5    $315.1
Automatic Transmission Systems 119.8     134.6     244.5     262.4
Morse TEC                       83.5      81.9     171.9     161.3
Air/Fluid Systems               89.0      90.6     180.1     182.9
AG Kuhnle, Kopp & Kausch        42.4         -      82.5         -
                              -------   -------   -------   ------
                               462.3     464.7     940.5     921.7
Intergroup eliminations        (11.0)    (15.0)    (24.5)    (28.5)
                              ------- ---------   -------   -------
Net sales                     $451.3    $449.7    $916.0    $893.2
                              =======   ========  ========  =======

     Sales for the quarter ended June 30, 1998 were essentially flat from the same period in the prior year. Adjusted for the effects of the Turbocharger Acquisition, sales decreased by 9%. Second quarter sales were negatively impacted by the strike at General Motors, the continued weakness of the Asian economy, and a low installation rate of 4WD products on a major truck model. With the recent resolution of the General Motors strike, the Company is optimistic about sales growth in the second half of the year.

     Powertrain Systems sales for the quarter ended June 30,1998 were down 19% from 1997's strong second quarter results due to the loss to a competitor of a 4WD application for Ford heavy trucks in the second half of 1997, a 37% reduction in 4WD transfer case shipments for the Ford F-150 truck and a decline in 4WD transfer case shipments to Ssangyong in Korea. Product shipments are expected to rebound somewhat in the second half of 1998. Automatic Transmission Systems sales decreased 11% compared to the prior year as strong sales in Europe were unable to offset the effects of the General Motors strike, the Asian economy, and the partial sale of a product line last year. The Group was also affected by customer product mix issues, particularly the industry-wide weakness in passenger cars relative to trucks. Second half sales should benefit from the launch of a new automatic transmission program at Chrysler. Morse TEC realized a 2% increase in sales over the same period in 1997. Continued strong North American demand, mainly from new content on Chrysler engines and increased penetration on GM passenger cars and Ford engines, offset weaknesses in Asia and the impact of the GM strike. The positive trend at Morse TEC is expected to continue throughout 1998. Air/Fluid Systems sales declined 2%, in part due to year-over-year changes in Chrysler LH production. Air/Fluid Systems sales growth is anticipated for the second half of 1998 from increased demand for air management products both in North America and Europe. Overall, the strike at General Motors resulted in approximately $10 million in lost sales. Each of the main operating groups, apart from AG Kuhnle, Kopp & Kausch, was affected by the strike, most significantly Automatic Transmission Systems and Morse TEC.

     Sales increased 3% in the first six months of 1998 to $916.0 million from $893.2 million in the first six months of 1997. Adjusted for the effects of the Turbocharger Acquisition, sales decreased by 7%. Comparatively, North American production was essentially flat, Japanese production decreased by 10% and the European market increased by 3%. In addition to the impact of the General Motors strike, sales were adversely affected by the weakened Asian economy and a depressed demand for vehicles with higher-end features with BWA content, such as automatic transmissions and four-wheel drive. Sales are expected to improve during the remainder of the year as the result of a new transmission program at Chrysler with increased BWA content, improvements in sales of 4WD transfer cases to Ford and Mercedes, and improved stability in the auto market.

     Gross margin through the first six months of 1998 was 21.3%, down from 22.4% in the first half of 1997. The turbocharger business, which has lower margins than the Company's other businesses, was partly responsible for the decline. Also, cost reductions and productivity improvements were unable to offset increases in costs and price concessions given to customers. Margins are expected to improve in the second half of the year as additional cost reduction programs are implemented, especially with respect to material costs.

     The Company has continued spending on research and development at higher levels than in the previous year in order to expand its technological expertise in both product and process. Through June 1998, research and development spending totaled $33.2 million, a 22% increase over 1997. Net of the Turbocharger Acquisition, the spending increased by $3 million, or 12%. Spending represented 3.6% of sales in 1998 compared to 3.1% in 1997.

     For the three months ended June 30, 1998 and 1997, the Company's portion of NSK-Warner's earnings was $2.0 million and $3.9 million, respectively. The Company's portion of such earnings for the six months ended June 30, 1998 decreased 43% to $4.2 million from $7.4 million in the prior year. NSK-Warner's yen denominated earnings through June, 1998 declined by 39% over the prior year, mainly due to the Japanese economy and also due to declines in selling prices. The additional 4% of the total decrease is attributable to the continued weakening of the yen against the dollar in 1998.

     The Company's income taxes are based upon estimated annual tax rates for the year. The effective tax rate used for 1998 reflects certain tax credits related to research and development programs and foreign operations that the Company expects to realize. As such, the anticipated effective income tax rate for 1998 is lower than the standard federal and state tax rates. The effective rate was higher in 1997 because 1997 had a greater percentage of income from foreign operations which have higher tax rates.

     Net earnings for the quarter ended June 30, 1998 declined 34% to $19.6 million compared with $29.6 million for the second quarter ended June 30, 1997, while earnings for the first six months of 1998 declined 16% to $45.6 from $54.4 million for the same period of 1997. The factors discussed above are responsible for the changes.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's cash and cash equivalents increased by $0.5 million from December 31, 1997 to June 30, 1998. The change is attributable to operating cash flow and increased financing, offset by capital spending. Capital spending decreased $3.8 million to $55.7 million for the six months ended June 30, 1998 compared to $59.5 million for the same period of 1997. The spending is intended to increase capacities and to fund existing and new programs. The Company anticipates that capital spending for full-year 1998 will be similar to 1997's capital spending.

     Cash generated from operations for the six months ended June 30, 1998 totaled $27.2 million. Operating cash flow primarily consists of net earnings of $45.6 million and non-cash items including $38.7 million of depreciation, offset by an increased investment in net operating assets and liabilities of $60.7 million. The increase in depreciation is due to the Turbocharger Acquisition and increased capital expenditures in recent years. The increased investment in net operating assets reflected in the June 30, 1998 balance sheet is primarily due to increased inventories as a result of the General Motors strike and significant payments for accrued income taxes in 1998.

     The Company repaid $30 million of its domestic term loans between December 31, 1997 and June 30, 1998 with funds available under its revolving credit facilities. Also funded by its revolver borrowings was the excess of cash required for investing activities over cash generated from operating activities.

     As of June 30, 1998 and December 31, 1997, the Company had sold $100 million of receivables under a $102 million Receivables Transfer Agreement for face value without recourse.

     The Company believes that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for its current level of operations and planned operations for the remainder of 1998 and for the foreseeable future.

OTHER MATTERS

Sale of Connecting Rod Business
     In July 1998, the Company announced that it has signed a letter of intent to sell its precision forged powder metal connecting rod business unit to GKN Sinter Metals, Inc., a subsidiary of UK-based GKN plc. The connecting rod product line was originally acquired as part of the Company's purchase of the Precision Forged Products Division of Federal-Mogul Corporation in 1995. The connecting rod business does not offer a strategic fit with the Company's core business and although the business is experiencing rapid growth and is a solid process-oriented business, it has been determined the Company's resources are better spent on the Company's core technologies in highly-engineered products and systems. The final sale is subject to the completion of due diligence, negotiation of a purchase agreement acceptable to both parties and review by the appropriate governmental agencies. For the three and six months ended June 30, 1998, this business reported net sales of $9.9 million and $20.4 million, respectively.

Sale of Torque Converter Business
     In April 1998, the Company entered into an agreement to sell substantially all the remaining assets of its Torque Converter business to Mannesmann Sachs AG. It was determined that the Torque Converter business no longer fit the strategic goals of the Company, although the Company plans to maintain its expertise in the functionality of torque converters in automatic transmissions. One product line of the Torque Converter business was previously sold in June 1997. In accordance with the agreement, operations will be phased out during the course of 1998, with Mannesmann Sachs making multiple progress payments to the Company as the assets are transferred. The sale of these assets and the wind-down of this business are not expected to result in a significant gain or loss. The Torque Converter business contributed $69.4 million to 1997 full-year sales, less than 4% of the Company's total revenues, and was expected to contribute only about $40 million in revenues to 1998.

Litigation
As discussed more fully in Note 6 of the Supplemental Notes to the Consolidated Financial Statements, various claims and suits arising in the ordinary course of business and seeking money damages have been filed against the Company. In each of these cases, the Company believes that it has a defendable position or has made adequate provisions to protect the Company from material losses. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles. These provisions include both legal fees and possible outcomes of legal proceedings.

     The Company entered into a Settlement Agreement and Specific Mutual Release dated as of May 31, 1998 (the "Settlement Agreement") with Borg-Warner Security Corporation ("BWSC") the successor corporation to its former parent. The previously-reported dispute involved whether BWSC was entitled to indemnification from the Company for certain environmental liabilities under a Distribution and Indemnity Agreement dated January 27, 1993.

     Pursuant to the Settlement Agreement, the Company and BWSC agreed to dismiss and vacate any and all arbitration awards resulting from the arbitration proceeding and to dismiss with prejudice the lawsuit filed by the Company in the Circuit Court of Cook County, Illinois on January 27, 1998. Under the Settlement Agreement, the Company agreed to indemnify BWSC for the first $2.9 million BWSC pays in environmental costs after April 30, 1998 and 50% of any amounts in excess of $2.9 million. At present, the Company does not have sufficient information to determine the extent of its liability under the Settlement Agreement, but does not anticipate that such amount will have a material adverse effect on its financial position or future operating results. It is expected that indemnification payments will be made by the Company over the course of several years as the environmental costs are incurred.

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

Dividends
     On July 15, 1998, the Company declared a $0.15 per share dividend to be paid on August 17, 1998 to shareholders of record on August 3, 1998.

New Accounting Pronouncements
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), and Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). These statements are effective for fiscal years beginning after December 15, 1997, although SFAS 131 and SFAS 132 do not require adoption in interim periods. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. See Note 7 to the Consolidated Financial Statements for presentation of comprehensive income. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS 132 standardizes certain disclosure requirements for pension and postretirement benefits, requires additional information on changes in the benefit obligations and fair value of plan assets, and eliminates certain other
disclosures.   These standards expand or modify current disclosures and,
accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows. The Company is assessing the impact of SFAS 131 and SFAS 132 on its future reporting.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), issued in June 1998, is required to be adopted in fiscal years beginning after June 15, 1999. The Company has not yet determined the effect SFAS 133 will have on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     Inapplicable.
                                       PART II


Item 1.   Legal Proceedings

     The Company entered into a Settlement Agreement and Specific Mutual Release dated as of May 31, 1998 (the "Settlement Agreement") with Borg-Warner Security Corporation ("BWSC") the successor corporation to its former parent. The previously-reported dispute involved whether BWSC was entitled to indemnification from the Company for certain environmental liabilities under a Distribution and Indemnity Agreement dated January 27, 1993.

     Pursuant to the Settlement Agreement, the Company and BWSC agreed to dismiss and vacate any and all arbitration awards resulting from the arbitration proceeding and to dismiss with prejudice the lawsuit filed by the Company in the Circuit Court of Cook County, Illinois on January 27, 1998. Under the Settlement Agreement, the Company agreed to indemnify BWSC for the first $2.9 million BWSC pays in environmental costs after April 30, 1998 and 50% of any amounts in excess of $2.9 million. At present, the Company does not have sufficient information to determine the extent of its liability under the Settlement Agreement, but does not anticipate that such amount will have a material adverse effect on its financial position or future operating results. It is expected that indemnification payments will be made by the Company over the course of several years as the environmental costs are incurred.

Item 2.   Changes in Securities

          Inapplicable.

Item 3.   Defaults Upon Senior Securities

          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     On April 28, 1998, the Company held its annual meeting of stockholders. At such meeting, Jere A. Drummond, John F. Fiedler and Ivan W. Gorr were elected as directors to serve for a term expiring in 2001. Each of William E. Butler, Andrew F. Brimmer, Paul E. Glaske, John J. Kerley, Alexis P. Michas and John Rau continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:


                                   For            Against   Withheld
                                   -------        ------    ------
               Jere A. Drummond    17,063,716     295,625   83,557
               John F. Fiedler     17,121,580     237,761   25,693
               Ivan W. Gorr        17,142,248     217,093   5,025

     At such meeting, the proposal to amend the Company's 1993 Stock Incentive Plan was approved by the following votes:

                              For            Against   Abstain   Not-voted
                              ----------     -------   -------   ----------
                              13,731,772     3,285,987 47,856    6,544,794

     At such meeting, the selection of Deloitte & Touche LLP as independent auditors was approved by the following votes:

                              For            Against   Abstain   Not-Voted
                              ----------     -------   --------- ---------
                              17,038,501     9,178     17,937    6,544,793
Item 5.   Other Information

          Inapplicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27    Financial data schedule

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



                              BORG-WARNER AUTOMOTIVE, INC.
                             (Registrant)


                         By    /s/ William C. Cline
                              ------------------------
                              (Signature)

                              William C. Cline
                              Vice President and Controller
                              (Principal Accounting Officer)



Date: August 14, 1998