Form 10-Q
period 1998-09-30
BORG WARNER AUTOMOTIVE INC
filed 1998-11-13
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549


                                     FORM 10-Q

                                  QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                       For the Quarter ended September 30, 1998

                           Commission file number: 1-12162


                         BORG-WARNER AUTOMOTIVE, INC.
               (Exact name of registrant as specified in its charter)


               13-3404508               State or other jurisdiction of
          (I.R.S. Employer              Incorporation or organization
          Identification No.)                     Delaware


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

On October 31, 1998 the registrant had 23,374,373 shares of Common Stock and 1,500 shares of Series I Non-Voting Common Stock outstanding.

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                         SIX MONTHS ENDED SEPTEMBER 30, 1998

                                        INDEX
        Page No.

PART I.   Financial Information

     Item 1.   Financial Statements

          Introduction                                            2

          Condensed Consolidated Balance Sheets at
               September 30, 1998 and December 31, 1997            3

          Consolidated Statements of Operations for the three
               months ended September 30, 1998 and 1997            4

Consolidated Statements of Operations for the nine
          months ended September 30, 1998 and 1997                 5

     Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1998 and 1997            6

          Notes to the Consolidated Financial Statements           7

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations           11

     Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risks                            18

PART II.  Other Information

     Item 1.   Legal Proceedings                                  19

     Item 2.   Changes in Securities                              19

     Item 3.   Defaults Upon Senior Securities                    19

     Item 4.   Submission of Matters to a Vote of
                    Security Holders                              19

     Item 5.   Other Information                                  19

     Item 6.   Exhibits and Reports on Form 8-K                   19

SIGNATURES                                                        20

                            BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                         NINE MONTHS ENDED SEPTEMBER 30, 1998

                                       PART I.

                                       ITEM 1.


A.   Borg-Warner Automotive, Inc. and Consolidated Subsidiaries'
     Financial Statements


The financial statements of Borg-Warner Automotive, Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                    BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (millions of dollars except share data)

                                        (unaudited)
                                   September 30,  December 31,
                                       1998          1997
                                   -------------  --------------
A S S E T S
Cash and cash equivalents               $    11.7   $   13.4
Receivables                                  192.0      158.6
Inventories                                  130.8      108.0
Deferred income tax asset                    8.5        8.5
Prepayments and other current assets         25.5       18.4
                                             -------   --------
        Total current assets                 368.5      306.9
Property, plant, and equipment at cost       1,004.8    971.2
Less accumulated depreciation                400.9      359.5
                                             --------  --------
        Net property, plant and equipment    603.9      611.7
Investments and advances                     122.6      132.9
Goodwill                                     527.7      545.6
Deferred income tax asset                    18.7       20.6
Other noncurrent assets                      118.1      118.6
                                             --------  ---------
        Total other assets                   787.1      817.7
                                             --------  ---------
                                        $    1,759.5  $ 1,736.3
                                             ======== ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                           $    46.2   $   67.7
Accounts payable and accrued expenses        266.6      273.6
Income taxes payable                         33.4       53.9
                                             --------- ----------
        Total current liabilities            346.2      395.2
Long-term debt                               305.5      270.4
Long-term retirement-related liabilities     313.2      314.0
Other long-term liabilities                  65.3       63.0
                                             --------- ----------
        Total long-term liabilities          378.5      377.0
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued           --        --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued shares of
      23,753,365 in 1998 and outstanding
      shares of 23,371,873 in 1998            0.2        0.2
     Non-voting common stock, $.01 par value;
      authorized 5,000,000 shares; issued shares
      of 2,520,000 in 1998 and outstanding shares
      of 1,500 in 1998                        --          --
Capital in excess of par value                566.0      566.0
Retained earnings                             202.3      150.7
Notes receivable - management stock purchase (2.0)        --
Cumulative translation adjustment            (17.2)     (11.3)
Minimum pension liability adjustment         (1.7)      (1.7)
Common stock held in treasury, at cost:
     381,492 shares in 1998                  (18.3)     (10.2)
                                             --------  --------
        Total stockholders' equity           729.3      693.7
                                             --------  --------
                                          $  1,759.5   $1,736.3
                                             ========  =========

             See accompanying Notes to Consolidated Financial Statements

                                     BORG-WARNER AUTOMOTIVE, INC.
                                    AND CONSOLIDATED SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (millions of dollars except share data)

                                             Three Months Ended
                                             September 30,
                                             1998        1997
                                             --------- -------
Net sales                               $    431.6     $ 406.8
Cost of sales                                337.9       323.7
Depreciation                                 18.9        17.0
Selling, general and administrative expenses 36.6        25.5
Minority interest                            0.9         0.6
Goodwill amortization                        4.3         4.2
Equity in affiliate earnings and other income(0.5)      (3.1)
                                             -------   ---------
          Earnings before interest and finance
               charges and income taxes      33.5        38.9
Interest expense and finance charges          7.6         6.2
                                             -------   --------
          Earnings before income taxes       25.9        32.7
Provision for income taxes                   8.6         11.1
                                             --------  --------
               Net earnings             $    17.3      $ 21.6
                                             ======== =========
Net earnings per share
          Basic                              $  0.74   $  0.91
                                             ========  =========
          Diluted                            $  0.73   $  0.90
                                             ========  =========
Average shares outstanding (thousands)
          Basic                               23,509    23,692
                                             ========  ==========
          Diluted                             23,690    23,907
                                             ======== ==========
Dividends declared per share                 $  0.15   $  0.15
                                             ========  =========

                See accompanying Notes to Consolidated Financial Statements

                                  BORG-WARNER AUTOMOTIVE, INC.
                                  AND CONSOLIDATED SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    (millions of dollars except share data)

                                        Nine Months Ended
                                          September 30,
                                        -----------------
                                          1998      1997
                                        -------   -------
Net sales                               $1,347.6  $1,300.0
Cost of sales                            1,058.6   1,016.3
Depreciation                                57.5      51.5
Selling, general and administrative
  expenses                                 112.7      95.5
Minority interest                            2.4       1.8
Goodwill amortization                       12.7      12.4
Equity in affiliate earnings and other
  income                                    (8.9)    (11.7)
                                        --------   ---------
     Earnings before interest and finance
          charges and income taxes         112.6     134.2
Interest expense and finance charges        20.6      19.0
                                        ----------  ---------
     Earnings before income taxes           92.0     115.2
Provision for income taxes                  29.1      39.2
                                        ---------    ---------
               Net earnings             $   62.9  $   76.0
                                        ========= ===========

Net earnings per share
          Basic                         $   2.68  $   3.21
                                        ========= ===========
          Diluted                       $   2.65  $   3.17
                                        ========= ===========
Average shares outstanding (thousands)
          Basic                           23,509    23,692
                                        ========= ==========
          Diluted                         23,690    23,907
                                        ========= ==========

Dividends declared per share            $  0.45   $   0.45
                                        ========= ==========

                  See accompanying Notes to Consolidated Financial Statements

                  BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (millions of dollars)

                                        Nine Months Ended
                                          September 30,
                                        --------------------
                                        1998        1997
                                        --------  -----------
Operating
Net earnings                            $  62.9   $  76.0
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
Non-cash charges (credits) to operations:
     Depreciation                          57.5      51.5
     Goodwill amortization                 12.7      12.4
     Deferred income tax provision          1.9       1.2
     Other, principally equity in
          affiliate earnings               (9.2)     (11.3)
Changes in assets and liabilities:
     Increase in receivables              (32.1)    (18.0)
     Increase in inventories              (22.2)     (22.9)
     Increase in prepayments and other
          current assets                   (7.0)     (8.7)
     Increase (decrease) in accounts
         payable and accrued expenses      (9.1)     23.8
     Increase (decrease) in income taxes
      payable                             (20.8)     19.6
     Net change in other long-term assets
      and liabilities                      (0.5)     (9.4)
                                        -------   -------
     Net cash provided by operating
       activities                          34.1     114.2
Investing
Capital expenditures                      (78.8)    (88.5)
Proceeds from sales of businesses          49.4        --
Proceeds from other assets                  2.0       9.0
                                          -------   ------
     Net cash used in investing activities(27.4)    (79.5)
Financing
Net increase (decrease)in notes payable   (18.3)     12.6
Additions to long-term debt                34.4       0.8
Reductions in long-term debt               (1.7)    (31.1)
Payments for purchases of treasury common
  stock                                   (13.0)
Proceeds from options exercised             0.4       2.1
Dividends paid                            (10.6)    (10.7)
                                         ------   --------
     Net cash used in financing activities (8.8)    (26.3)
Effect of exchange rate changes on cash
      and cash equivalents                  0.4      (0.5)
                                        --------- ---------
Net increase (decrease) in cash and cash
      equivalents                          (1.7)       7.9
Cash and cash equivalents at beginning
      of year                              13.4       11.5
                                        --------- --------
Cash and cash equivalents at end of
     period                             $  11.7   $  19.4
                                        ========= ========
Supplemental Cash Flow Information
Net cash paid during the period for:
     Interest expense                   $  20.5   $  18.0
     Income taxes                          34.8      21.3

                 See accompanying Notes to Consolidated Financial Statements

              Borg-Warner Automotive, Inc. and Consolidated Subsidiaries
                    Notes to the Consolidated Financial Statements
                                     (Unaudited)

(1) Research and development costs charged to expense for the three and nine months ended September 30, 1998 were $17.2 million and $50.4 million, respectively. Costs charged to expense for the three and nine months ended September 30, 1997 were $13.7 million and $41.0 million, respectively.

(2)  Inventories consisted of the following (millions of dollars):

                                     September 30,     December 31,
                                         1998               1997
                                        -------------  -----------
     Raw materials                      $ 52.3       $ 53.9
     Work in progress                     54.6         33.9
     Finished goods                       23.9         20.2
                                        ----------     -----------
       Total inventories                $ 130.8      $ 108.0
                                        ==========   ==========
(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"), a joint venture based in Japan that manufactures automatic transmission components. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

     The Company's investment in NSK-Warner was $115.9 million at September 30, 1998 and $124.1 million at December 31, 1997.

     Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of September 30, 1998 and March 31, 1998 and statement of income data is presented for the three and six months ended September 30, 1998 and 1997. The Company's results include its share of NSK-Warner's results for the three and nine months ended August 31, 1998 and 1997.

                                      Sept. 30,    March 31,
                                          1998        1998
                                        --------- ------------
     Balance Sheets                     (in millions)
     Current assets                     $ 121.1   $ 139.0
     Noncurrent assets                    114.8     119.4
     Current liabilities (excluding debt)  58.0      68.0
     Noncurrent liabilities (excluding debt)6.8       7.0
     Total debt                              -          -
                                   Three Months Ended
                                        September 30,
                                     1998       1997
                                   --------  -----------
     Statements of Income              (in millions)
     Net sales                          $  51.3   $  67.4
     Gross profit                          10.5      15.3
     Net income                             3.6       5.5
                                   Six Months Ended
                                      September 30,
                                   -------------------
                                     1998       1997
     Statements of Income               (in millions)
     Net sales                     $ 103.0   $ 134.8
     Gross profit                     20.6      33.0
     Net income                        6.5      12.3

(4) The Company's provisions for income taxes for the three and nine months ended September 30, 1998 and 1997 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a)state income taxes,
b)foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits.

(5)  Following is a summary of notes payable and long-term debt:

                         September 30, 1998       December 31, 1997
                         Current   Long-Term      Current   Long-Term
                         --------- -----------    --------  ---------
DEBT                          (millions of dollars)
Bank borrowings          $ 45.4    $  129.1       $ 36.1    $   94.9
Bank term loans due through 2002
(at an average rate of 4.6% at
 Sept. 1998 and 6.1% at December
 1997)                      0.5        22.8        30.2         21.8
7% Senior Notes due 2006, net
 of unamortized discount      -       149.7         --         149.6
Capital lease liability     0.3         3.9        1.4           4.1
                         --------- ---------       -------  --------
     Total notes payable and
      long-term debt     $ 46.2    $  305.5       $ 67.7     $ 270.4
                         ========= ==========     ========= =========

     The Company maintains a $350 million revolving credit facility. At September 30, 1998, $95.0 million of borrowings under the facility were outstanding. The facility is available through September 30, 2001.

     The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional foreign indebtedness.

(6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of clean-up and other remedial activities at 28 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

     Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimate remediation costs; remediation alternatives; estimate legal fees; and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at September 30, 1998 of approximately $5.9 million. The Company expects this amount to be expended over the next three to five years.

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

     As of September 30, 1998, the Company had sold $100 million of receivables under a $102 million Receivables Transfer Agreement for face value without recourse. The Company had sold receivables aggregating $100 million under the same facility at December 31, 1997.

(7) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is a measurement of all changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders. For the Company, this includes foreign currency translation adjustments, in addition to net earnings. The amounts presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income.

     The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the three and nine months ended September 30, 1998 and 1997:

                                             ($ in millions)
                                             Three Months
                                   1998                     1997
                                   ------                   -------
                                   Income                     Income
                                   tax       After-            tax      After-
                         Pretax    effect     tax     Pretax   effect   tax
                         ------    --------  -----     ------- -------  -----

Foreign currency
 translation adjustments $ 2.8     $(0.8)    $ 2.0     $(14.7)   $5.0  $ (9.7)
Net income as reported                       17.3                         21.6
                                             ------                       ------
Total comprehensive income                   $19.3                        $11.9
                                             =======                     =======
                                               Nine Months
                                               -------------
                                        1998                  1997
                                        ------              -------
                                   Income                      Income
                                   tax       After-             tax      After-
                         Pretax    effect     tax     Pretax   effect      tax
                         --------  --------  -------   -------   ------  -----

Foreign currency
 translation adjustments $ (8.8) $ 2.9       $(5.9) $(13.2)      $ 4.5  $(8.7)
Net income as reported                        62.9                       76.0
                                             -------                   -----
Total comprehensive income                   $57.0                      $67.3
                                           =======                    ========

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

     The following discussion covers the results of operations for the three and nine months ended September 30, 1998 and 1997 and financial condition as of September 30, 1998 and December 31, 1997.

RESULTS OF OPERATIONS

     The Company's products have historically fallen into four operating groups:
Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems. Net sales by operating group for the three and nine months ended September 30, 1998 and 1997 are shown in the following table (in millions of dollars.) The Company has not yet finalized its plans concerning future integration of its recently acquired German turbocharger business, AG Kuhnle, Kopp & Kausch, so it is shown separately.

                                     Three Months      Nine Months
                                   Ended Sept. 30,     Ended September 30,
                                   --------------      ----------------
                                   1998       1997      1998       1997
                                   --------  --------  --------- ---------
Powertrain Systems                 $118.2    $142.1    $379.7    $  457.2
Automatic Transmission Systems      113.8     124.6     358.3       387.0
Morse TEC                           80.8       78.0     252.7       239.3
Air/Fluid Systems                   82.1       76.7     262.2       259.6
AG Kuhnle, Kopp & Kausch            47.3          -     129.8           -
                                   --------- --------  ---------  ---------
                                    442.2     421.4    1,382.7    1,343.1
Intergroup eliminations            (10.6)     (14.6)    (35.1)      (43.1)
                                   --------- --------  --------  ----------
Net sales                          $431.6    $406.8    $1,347.6   $1,300.0
                                   ========  ========  ========  ==========

     Sales for the quarter ended September 30, 1998 increased 6% from the same period in the prior year. Adjusted for the impact of the turbocharger business, sales decreased by 6%. Third quarter sales were negatively impacted by the strike at General Motors, the continued weakness of the Asian economy, and a low installation rate of 4WD products on a major truck model. The Company is optimistic about sales growth in the fourth quarter due to strong engine-related growth and new programs at Chrysler.

     Powertrain Systems sales for the quarter ended September 30, 1998 were down 17% from 1997's third quarter due to the loss to a competitor of a 4WD application for Ford heavy trucks in the second half of 1997, a 33% reduction in 4WD transfer case shipments for the Ford F-150 truck and a decline in 4WD transfer case shipments to Ssangyong in Korea, which became a unit of Daewoo Motor Company in 1998. Product shipments have begun rebounding, and along with growing sales for the Mercedes Benz M-Class SUV, sales are expected to be stronger in the fourth quarter. Automatic Transmission Systems sales decreased 9% compared to the prior year as strong sales in Europe were unable to offset the effects of the General Motors strike, the Asian economy and the partial sale of a product line last year. The Group was also affected by customer product mix issues, particularly the industry-wide weakness in passenger cars relative to trucks. Fourth quarter sales will be weakened by the sale of the connecting rod business but should benefit from the launch of a new automatic transmission program at Chrysler. Morse TEC realized a 4% increase in sales over the same period in 1997. Continued strong North American demand, mainly from new content on Chrysler engines and increased penetration on GM passenger cars and Ford engines, offset weakness in Asia and the impact of the GM strike. The positive trend at Morse TEC is expected to continue throughout 1998 and 1999. Air/Fluid Systems sales increased 7%, in part due to year-over-year changes in Chrysler LH production. Air/Fluid Systems sales growth is anticipated for the remainder of 1998 from increased demand for air management products both in North America and Europe. Overall, the strike at General Motors resulted in approximately $15 million in lost sales during the third quarter. Each of the main operating groups, apart from AG Kuhnle, Kopp & Kausch, was affected by the strike, most significantly Automatic Transmission Systems and Morse TEC.

     Sales increased 4% in the first nine months of 1998 to $1,347.6 million from $1,300.0 million in the first nine months of 1997. Adjusted for the effects of the turbocharger business, sales decreased by 6%. Comparatively, North American and Japanese production decreased by 1% and 10%, respectively, while European production increased by 6%. In addition to the $25 million impact of the General Motors strike, year-to-date sales were adversely affected by the weakened Asian economy and a depressed demand for vehicles with higher-end features with BWA content, such as automatic transmissions and four-wheel drive. Sales are expected to improve during the remainder of the year as the result of a new transmission program at Chrysler with increased BWA content, improvements in sales of 4WD transfer cases to Ford and Mercedes, and improved stability in the auto market.

     Gross margin through the first nine months of 1998 was 21.4%, down slightly from 21.8% for the same period of 1997. The turbocharger business, which has lower margins than the Company's other businesses, was partly responsible for the decline. Also, cost reductions and productivity improvements were unable to offset increases in costs and price concessions given to customers. Margins have been improving and are expected to continue improving in the fourth quarter as additional cost reduction programs are implemented, especially with respect to material costs.

     The Company has continued spending on research and development at higher levels than in the previous year in order to expand its technological expertise in both product and process. Through September 1998, research and development spending totaled $50.4 million, a 23% increase over 1997. Net of the turbocharger business, the spending increased by $5.4 million, or 13%. Spending represented 3.7% of sales in 1998 compared to 3.2% in 1997.

     For the three months ended September 30, 1998 and 1997, the Company's portion of NSK-Warner's earnings was $0.5 million and $2.6 million, respectively. The Company's portion of such earnings for the nine months ended September 30, 1998 decreased 43% to $5.7 million from $10.0 million in the prior year. NSK-Warner's yen denominated earnings through September, 1998 declined by 38% from the prior year, mainly due to the Japanese economy and also due to declines in selling prices. The remaining 5% of the total decrease is attributable to the continued weakening of the yen against the dollar in 1998 and fiscal year-end adjustments recorded at NSK-Warner.

     Interest expense for the three months ended September 30, 1998 and 1997 was $7.6 million and $6.2 million, respectively. The Company carried significantly higher levels of long-term debt third quarter of 1998 than in 1997 in order to fund the excess of cash required for investing activities over cash generated from operating activities.

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

     Net earnings for the quarter ended September 30, 1998 declined 20% to $17.3 million compared with $21.6 million for the third quarter ended September 30, 1997, while earnings for the first nine months of 1998 declined 17% to $62.9 from $76.0 million for the same period of 1997. Approximately $4.0 million of the third quarter decrease and $7.1 million of the year-to-date decrease is attributable to the General Motors strike. The other factors discussed above are responsible for the remainder of the changes.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's cash and cash equivalents decreased by $1.7 million from December 31, 1997 to September 30, 1998. Cash generated from operating activities and proceeds from the sales of businesses totaling $34.1 and $49.4 million, respectively, were more than offset by capital spending, treasury stock purchases and dividends paid.

     Operating cash flow consists of net earnings of $62.9 million and non-cash items including $57.5 million of depreciation, offset by an increased investment in net operating assets and liabilities of $91.7 million. The increase in depreciation is due to the turbocharger business and increased capital expenditures in recent years. The increased investment in net operating assets reflected in the September 30, 1998 balance sheet is primarily due to increases in receivables and decreases in payables, particularly income taxes payable.
The increased receivable balance is consistent with the sales improvement in the third quarter of 1998 versus 1997, while income taxes payable has been impacted by significant payments for accrued income taxes in 1998.

     Capital spending of $78.8 million for the nine months ended September 30, 1998 was $9.7 million less than the same period in 1997. The spending is intended to increase capacities and to fund existing and new programs. The Company anticipates that capital spending for full-year 1998 will be just below 1997's level.

     The Company repaid $30 million of its domestic term loans decreased its money market line between December 31, 1997 and September 30, 1998 with funds available under its revolving credit facilities and proceeds from the sale of the connecting rod business.

     As of September 30, 1998 and December 31, 1997, the Company had sold $100 million of receivables under a $102 million Receivables Transfer Agreement for face value without recourse.

     The Company believes that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for its current level of operations and planned operations for the remainder of 1998 and for the foreseeable future.

OTHER MATTERS

Sale of Connecting Rod Business
--------------------------------
     In September 1998, the Company sold its precision forged powder metal connecting rod business unit to GKN Sinter Metals, Inc., a subsidiary of UK-based GKN plc. GKN paid the Company $41.8 million in the third quarter, with the final selling price subject to the completion of due diligence. This transaction did not have a material impact on the Company's earnings for the third quarter of 1998 and is not expected to impact fourth quarter earnings.
The connecting rod product line was originally acquired as part of the Company's purchase of the Precision Forged Products Division of Federal-Mogul Corporation in 1995. The connecting rod business did not offer a strategic fit with the Company's core business and although the business is experiencing rapid growth and is a solid process-oriented business, it has been determined the Company's resources are better spent on the Company's core technologies in highly-engineered products and systems. For the three and nine months ended September 30, 1998, this business reported net sales of $6.8 million and $27.2 million, respectively. 1997 sales for the comparable periods were $7.6 million and $22.9 million, respectively.

Sale of Torque Converter Business
----------------------------------
     In April 1998, the Company entered into an agreement to sell substantially all the remaining assets of its Torque Converter business to Mannesmann Sachs AG. It was determined that the Torque Converter business no longer fit the strategic goals of the Company, although the Company plans to maintain its expertise in the functionality of torque converters in automatic transmissions. One product line of the Torque Converter business was previously sold in June 1997. In accordance with the agreement, operations will be phased out during the course of 1998, with Mannesmann Sachs making multiple progress payments to the Company as the assets are transferred. Two payments have been received early in the fourth quarter totaling $4.0 million. The sale of these assets and the wind-down of this business are not expected to result in a significant gain or loss. The Torque Converter business contributed $69.4 million to 1997 full-year sales, less than 4% of the Company's total revenues, and was expected to contribute only about $40 million in revenues to 1998.

Litigation
-----------
     As discussed more fully in Note 6 of the Supplemental Notes to the Consolidated Financial Statements, the Company has been identified as a PRP at various hazardous waste disposal sites and, as such, may be liable for the cost of clean-up and other remedial activities. In addition, various claims and suits arising in the ordinary course of business and seeking money damages have been filed against the Company. In each of these cases, the Company believes that it has a defendable position or has made adequate provisions to protect the Company from material losses. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles. These provisions include both legal fees and possible outcomes of legal proceedings.

     Pursuant to the Settlement Agreement described more fully in Note 6 of the Consolidated Financial Statements, the Company agreed to indemnify BWSC for the first $2.9 million BWSC pays in certain environmental costs after April 30, 1998 and 50% of any amounts in excess of $2.9 million. At present, the Company does not have sufficient information to determine the extent of its liability under the Settlement Agreement, but does not anticipate that such amount will have a material adverse effect on its financial position or future operating results. It is expected that indemnification payments will be made by the Company over the course of several years as the environmental costs are incurred.

     The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such matter.

Dividends
-----------
     On October 16, 1998, the Company declared a $0.15 per share dividend to be paid on November 16, 1998 to shareholders of record on November 2, 1998.

Year 2000 Issues
-----------------
     The Company is in the process of upgrading certain aspects of its operations to ensure that business systems do not fail to function when the Year 2000 arrives or at other date intervals. The Company has completed an inventory of key systems and equipment with potential Year 2000 issues in the areas of business operating systems, manufacturing operations, operating infrastructure, customers and suppliers. This included an identification of mission critical systems, an assessment of the readiness of applications for Year 2000 and the corrective action needed, if any.

     The Company is also participating in the process coordinated by the Automotive Industries Action Group ("AIAG"), a group sponsored by the major U.S. automakers. The process consists of ongoing surveys to measure a company's state of readiness and its progress on the assessment and remediation stages of its program. The survey results are used to monitor progress against remediation action plans.

     The Company's program to become Year 2000 compliant is being operated on an enterprise-wide basis. A coordinator has been assigned overall administrative responsibility; however, each operating unit is responsible for compliance at its location. As of the end of June 1998, inventories and assessments had been completed at substantially all locations. Corrective action is underway. The majority of items identified as non-compliant would not significantly interfere with the Company's operations if not updated. In addition, the exposure to an enterprise-wide failure is less likely because of the relative autonomy of the operating units. The Company is operating on a schedule to have substantially all non-compliant items remedied by mid-1999 and is also seeking confirmation from key suppliers and other third parties that their systems and applications that affect the Company will be Year 2000 compliant by mid-1999.

     Concurrent with the Year 2000 effort, the process of upgrading certain business operating systems at a number of operating units to improve both business operations and control is underway. Any new system acquired is required to be certified as Year 2000 compliant.

     The Company will spend approximately $11.5 million for new systems, to upgrade systems and equipment and for other efforts to ensure compliance with Year 2000 between 1997 and 1999. These costs will be paid for with cash from operations. The bulk of such spending will provide for system improvements and enhancements including compliance with Year 2000. Through September 30, 1998, spending has totaled approximately $6 million. Spending solely related to Year 2000 compliance is not expected to be material to either the financial position or results of operations for any given year.

     As with any program to upgrade business systems, there are risks that programs will not be completed on schedule and that programs will not accomplish all that they were supposed to accomplish. The chance of this happening throughout the Company is remote. For individual occurrences, the impact would most likely be a reduced level of quality control for operations and a substantial increase in the amount of manual intervention in areas such as material planning and inventory control, statistical process control, and financial and operational recordkeeping.

     Substantial contingency plans are not in place because the Company believes that its efforts will be successful. However, specific procedures required to keep our operations functioning in the event of delays or machine failures have been identified. As mentioned above, the Company has identified key suppliers and requested confirmation as to their Year 2000 compliance. Supplier responses are currently being verified, including supplier audits and other actions as appropriate. The Company is also considering the availability of alternative supply sources in the event that they are needed.

     The Company cannot provide any assurance that the correction actions being implemented will prevent dating systems problems or that the cost of doing so will not be material. In addition, disruptions with respect to the computer systems of vendors or customers, including both information technology ("IT") and non-IT systems could impair the Company's ability to obtain necessary materials or products to sell to or serve its customers. Disruptions of computer systems or the computer systems of vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the financial position or operating results of the Company.

Euro Conversion
----------------
     On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and a new common currency (the "euro"). The participating countries have agreed to adopt the euro as their common legal currency on that date. The Company has begun consideration of the effects of the euro conversion on operations, but is currently unsure of the potential impact that the euro conversion will have on the financial position or operating results. Because of the nature of the Company's business and customers, the effect is not expected to be material.

New Accounting Pronouncements
-----------------------------
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), and Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). These statements are effective for fiscal years beginning after December 15, 1997, although SFAS 131 and SFAS 132 do not require adoption in interim periods. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. See Note 7 to the Consolidated Financial Statements for presentation of comprehensive income. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS 132 standardizes certain disclosure requirements for pension and postretirement benefits, requires additional information on changes in the benefit obligations and fair value of plan assets, and eliminates certain other disclosures. These standards expand or modify current disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows. The Company is assessing the impact of SFAS 131 and SFAS 132 on its future reporting.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), issued in June 1998, is required to be adopted in fiscal years beginning after June 15, 1999. The Company has not yet determined the effect SFAS 133 will have on the Company's financial position or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
------------------------------------------------
     Statements contained in this Form 10-Q may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management's current expectations, estimates and projections. Words such as "expects," anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign automotive production, the continued use of outside suppliers by original equipment manufacturers, fluctuations in demand for vehicles containing the Company's products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Cautionary Statements filed as Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 1997.

Item 3. Quantitative and Qualitative Disclosure About Market Risks
        Inapplicable.

                                       PART II

Item 1.   Legal Proceedings

          Inapplicable.

Item 2.   Changes in Securities

          Inapplicable.

Item 3.   Defaults Upon Senior Securities

          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Inapplicable.

Item 5.   Other Information

          Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

           27 - Financial data schedule

          (b)Reports on Form 8-K

On July 24, 1998, the Company filed a report on Form 8-K announcing its adoption of a stockholder rights plan.
SIGNATURES

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



Date: November 13, 1998