Form 10-K
period 1998-12-31
BORG WARNER AUTOMOTIVE INC
filed 1999-03-19
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-K
                   Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998  Commission file number: 1-12162

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on March 15, 1999 was approximately $1.1 billion. As of March 15, 1999, the registrant had 25,861,968 shares of Common Stock outstanding.

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

Borg-Warner Automotive, Inc. 1998
Annual Report to Stockholders                          Parts I, II and IV
Borg-Warner Automotive, Inc. Proxy Statement for the
1999 Annual Meeting of Stockholders                    Part III

                          BORG-WARNER AUTOMOTIVE, INC.

                                     FORM 10-K

                            YEAR ENDED DECEMBER 31, 1998

                                       INDEX

     Item
     Number                                       Page

PART I
     1.   Business                                3
     2.   Properties                              9
     3.   Legal Proceedings
     4.   Submission of Matters to a Vote of
          Security Holders                        10

PART II
     5.   Market for the Registrant's Common
           Equity and Related Stockholder Matters 11
     6.   Selected Financial Data                 11
     7.   Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations                          11
     7a.  Market Risk Disclosure                  11
     8.   Financial Statements and
           Supplementary Data                     12
     9.   Changes in and Disagreements with
           Accountants on Accounting
            and Financial Disclosure              12

PART III

     10.  Directors and Executive Officers
           of the Registrant                      12
     11.  Executive Compensation
     12.  Security Ownership of Certain Beneficial
           Owners and Management                  12
     13.  Certain Relationships and Related
           Transactions                           12

                                      PART IV
     14.  Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                13
                                       PART I

Item 1. Business

     Borg-Warner Automotive, Inc. (the "Company"), a Delaware corporation, was incorporated in 1987. The Company is a leading, global Tier I supplier of highly engineered systems and components, primarily for automotive powertrain applications. These products are manufactured and sold worldwide, primarily to original equipment manufacturers ("OEMs") of passenger cars, sport utility vehicles and light trucks. The Company, which operates 35 manufacturing facilities in 12 countries serving auto makers in North America, Europe and Asia, is an original equipment supplier to every major OEM in the world.

Financial Information About Segments

     Incorporated herein by reference is Note 13 of the Notes to the Consolidated Financial Statements on pages 43 and 44 of the Company's Annual Report for the year ended December 31, 1998 (the "1998 Annual Report") filed as an exhibit to this report.

Narrative Description of Operating Segments

     The Company's products fall into four operating segments: Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems. During 1998, the Company completed its purchase of the European turbocharger business of AG Kuhnle, Kopp & Kausch ("AG Kuhnle"). The results of the European turbocharger business, previously presented as a separate business group, have been integrated into the Morse TEC operating segment. Net revenues by segment for the three years ended December 31, 1998, 1997 and 1996, are as follows (in millions of dollars):

                                        Year ended December 31,
                                        -----------------------
                                        1998      1997      1996
                                        ------    -------   -----
Powertrain Systems                      $ 518.8   $  613.6  $  476.8
Automatic Transmission Systems            402.6      418.2     392.2
Morse TEC                                 536.2      349.0     276.6
Air/Fluid Systems                         351.4      342.4     242.7
Divested operations                        73.5      101.4     189.2
Interbusiness eliminations                (45.7)     (57.6)    (37.4)
                                        --------   ---------  -------
Net sales                               $ 1,836.8  $1,767.0   $1,540.1
                                        ========= ========== ==========

     The sales information presented above excludes the sales by the Company's unconsolidated joint ventures. See "Joint Ventures." Such sales totaled approximately $247 million in 1998, $336 million in 1997 and $348 million in 1996.

Powertrain Systems

     Powertrain Systems products include four-wheel drive ("4WD") and all-wheel drive transfer cases.

     Transfer cases are installed primarily on light trucks and sport-utility vehicles. A transfer case attaches to the transmission and distributes torque to the front and rear axles for 4WD, improving vehicle control during off-road use and in a variety of road conditions. The Company has designed and developed an exclusive 4WD Torque-on-Demand(R) ("TOD") transfer case system, which allows vehicles to automatically shift from two-wheel drive to 4WD when electronic sensors indicate it is necessary. The TOD transfer case is available on the Ford Explorer, the best selling sport-utility vehicle in the United States in 1997 and 1998, the Ford Expedition, the Lincoln Navigator, the Isuzu Trooper and the SsangYong Musso.

     Sales of 4WD transfer cases represented 27%, 34% and 30% of the Company's total revenues for 1998, 1997, and 1996, respectively. The Company believes that it is the world's leading independent manufacturer of 4WD transfer cases, producing approximately one million transfer cases in 1998. The Company's largest customer of 4WD transfer cases is Ford Motor Company ("Ford"). The Company supplies the majority of the 4WD transfer cases for Ford, including those installed in the Ford Explorer, the Ford Expedition, the Ford F-150 pick-up truck, the Mercury Mountaineer and the Lincoln Navigator.

     The Company supplies transfer cases for the Mercedes-Benz 4WD vehicle, which was first made available to consumers in 1997 and is manufactured at Mercedes-Benz's United States passenger-vehicle manufacturing facility. Under a five-year agreement, which has a three-year extension provision, the Company developed and supplies Mercedes-Benz with two-speed, electronically controlled, all-wheel drive transfer cases that are compatible with its anti-skid braking system.

Automatic Transmission Systems

     The Company engineers and manufactures components for automatic transmissions and the systems which combine such components around the world. Principal product lines include friction plates, one-way clutches, transmission bands, and races for automatic transmissions. The Company is a supplier to virtually every major automatic transmission manufacturer in the world. The Company's 50%-owned joint venture in Japan, NSK-Warner Kabushiki Kaisha ("NSK Warner") is a leading producer of friction plates and one-way clutches in Japan.

Morse TEC

     Morse TEC manufactures chain and chain systems, including HY-VO (R) front-wheel drive transmission chain ("FWD") and 4WD chain, MORSE GEMINI(TM) Chain Systems, timing chain and timing chain systems, crankshaft and camshaft sprockets, chain tensioners and snubbers.

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

     The Company's timing chain system is used on Ford's new family of overhead cam engines, including the Duratech and Triton engines, as well as Chrysler's
2.7 liter overhead cam engine. The Company has been selected to design and produce complete timing chain systems for Chrysler's 3.7 liter and 4.7 liter overhead cam engines, introduced in 1998. The Company believes that it is the world's leading manufacturer of timing chain.

     In December 1998, the Company announced the completion of its purchase of the European turbocharger business of AG Kuhnle, renaming it 3K-Warner Turbosystems GmbH ("3K-Warner"). 3K-Warner supplies turbochargers to European diesel and spark ignition engine manufacturers for use in the passenger car and commercial vehicle markets as well as for industrial locomotive and marine engines. 3K-Warner's sales of turbochargers included in the Company's 1998 results of operations were $182.9 million.

     The Company continues to own approximately 63% of AG Kuhnle, which continues to manufacture compressors and turbines for use in the energy and environmental support markets. As soon as practicable, the Company intends to realize its 63% investment in AG Kuhnle.

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

Acquisition of Kuhlman Corporation

     On March 1, 1999, the Company acquired Kuhlman Corporation ("Kuhlman"). Kuhlman became a wholly-owned subsidiary of the Company. The total value of consideration the Company paid in the merger was approximately $683 million. Approximately $533 million of this amount was in cash, with the remaining in the Company's common stock.

     Kuhlman is a diversified, industrial manufacturing company that currently operates in two product segments: industrial products and electrical products. Through its Schwitzer Group, which includes Kuhlman's industrial products business, Kuhlman is a leading worldwide manufacturer of proprietary engine components, including turbochargers, fans and fan drives, fuel tanks, instrumentation, heating/ventilation/air conditioning systems, and other products used primarily in commercial transportation products and industrial equipment. Kuhlman's electrical products businesses include the manufacture of transformers and other products for electrical utilities and industrial users, as well as electrical and electronic wire and cable products for use in consumer, commercial and industrial applications. The Company intends to sell the electrical products businesses. Kuhlman's products are sold to over 5,000 domestic and international customers operating in more than 60 countries worldwide.

Joint Ventures

     The Company has four joint ventures in which it has a less-than-100% ownership interest. Results from two of these ventures, in which the Company is the majority owner, are consolidated as part of the Company's results. The Company's ownership interest in the two unconsolidated joint ventures, NSK-Warner and Beijing Warner Gear Co., Ltd. are 49% and 50%, respectively. These investments are reported using the equity method. During 1998, the Company sold its ownership interest in Warner-Ishi Corporation and Warner-Ishi Europe S.p.A. to its joint venture partner, Ishikawajima-Harima Heavy Industries Co., Ltd.

     Management of the unconsolidated joint ventures is shared with the Company's respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

                                      Percentage                    Fiscal
                                  Owned by  Location                 1998 Sales
                          Year      the       of        Joint Venture  ($ in
Joint Venture  Products  Organized Company   Operation Partner        millions)
Unconsolidated
NSK-Warner K.K. Friction products  1964 50%  Japan     Nippon Seiko K.K.   $230

Beijing Warner
 Gear Co., Ltd.Manual
                transmissions      1992 49%  China     Beijing Gear Works  $13

Consolidated
 Borg-Warner Automotive
   Korea, Inc. Friction products   1987 80%  Korea     NSK Warner K.K.     $20

 Divgi-Warner
  Limited      Transfer cases,
               manual transmissions
               and automatic locking
               hubs                1995 60%  India     Divgi Metalwares,Ltd.$5

See Note 13 of the Notes to Consolidated Financial Statements on pages 43 and 44 of the Company's Annual Report for geographic information.

Sales and Marketing

     Each of the Company's four operating segments has its own sales function headed by a Vice President of Sales. Account executives for each group are assigned to serve specific OEM customers for one or more of a business group's products. Such account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business. Because of their close relationship with the OEMs, account executives are able to identify and meet customers' needs based upon their knowledge of the Company's products and design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities as a key interface to the customers.

Research and Development

     Each of the Company's operating segments has its own research and development ("R&D") organization. Over 400 employees, including engineers, mechanics and technicians, are engaged in R&D activities at Company facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life testing and dynamometer laboratories.

     By working closely with the OEMs and anticipating their future product needs, the Company's R&D personnel conceive, design, develop and manufacture new proprietary automotive components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to obtain new orders from its OEM customers.

     Consistent with its strategy of developing technologically innovative products, the Company spent approximately $65.1 million, $59.0 million and $54.4 million in 1998, 1997 and 1996, respectively, on R&D activities. Not included in the reported R&D activities were customer-sponsored R&D activities that were approximately $8.4 million, $8.0 million and $10.0 million in 1998, 1997 and 1996, respectively.

Patents and Licenses

     The Company has approximately 2,000 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company's business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company's financial position or future operating results. The Company owns numerous trademarks, some of which are valuable but none of which are essential to its business in the aggregate.

     The Company owns the "Borg-Warner Automotive" trade name and housemark, which are material to the Company's business.

Competition

     Each of the Company's operating segments competes worldwide with a number of other manufacturers and distributors which produce and sell similar products. Price, quality and technological innovation are the primary elements of competition. Competitors include vertically integrated units of the Company's major OEM customers, as well as a large number of independent domestic and international suppliers. Many of these companies are larger and have greater resources than the Company.

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

Employees

     As of December 31, 1998, the Company and its consolidated subsidiaries had approximately 10,100 salaried and hourly employees (as compared with approximately 10,400 employees at December 31, 1997), of which approximately 7,300 were U.S. employees. Approximately 32% of the Company's domestic hourly workers are unionized. The collective bargaining agreement covering the Muncie Plant was renewed in March 1998 and the collective bargaining agreement covering the Ithaca plant was renewed in October 1998. The hourly workers at the Company's European facilities are also unionized. The Company believes its present relations with employees to be satisfactory.

Raw Materials

     Each of the Company's operating segments believes that its supplies of raw materials for manufacturing requirements in 1999 are adequate and are available from multiple sources. It is common, however, for customers to require their prior approval before certain raw materials or components can be used, thereby reducing sources of supply that would otherwise be available. Manufacturing operations for each of the Company's operating segments are dependent upon natural gas, fuel oil, propane and electricity.

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

     The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its financial position or future operating results, although no assurance can be given in this regard. Capital expenditures and expenses in 1998 attributable to compliance with such legislation were not material.

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

     Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities in the aggregate amount of approximately $7.9 million at December 31, 1998. The Company expects this amount to be expended over the next three to five years.

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

Executive Officers

     Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 15, 1999.

Name                     Age       Position with Company
John F. Fiedler          60   Chairman and Chief Executive Officer
Robin J. Adams           45   Vice President and Treasurer
William C. Cline         49   Vice President and Controller
Gary P. Fukayama         51   Executive Vice President
Christopher A. Gebelein  52   Vice President--Business Development
Laurene H. Horiszny      43   Vice President, Secretary and General Counsel
John A. Kalina           53   Vice President, Chief Information Officer
Geraldine Kinsella       51   Vice President--Human Resources
Timothy Manganello       49   Vice President
Ronald M. Ruzic          60   Executive Vice President
Robert D. Welding        50   Executive Vice President

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

     Mr. Adams has been Vice President and Treasurer of the Company since May 1993. He was Assistant Treasurer of the Company from 1991 to 1993.

     Mr. Cline has been Vice President and Controller of the Company since May 1993. He was Assistant Controller of Borg-Warner Security Corporation from 1987 to 1993.

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

     Mr. Kalina has been Vice President, Chief Information Officer of the Company since January 1999. He was an Executive IT Consultant for IBM from August 1997 until January 1999 and was Chief Information Officer for Walbro Corporation from September 1995 until December 1996. He was Chief Information Officer of Robert Bosch Corporation from October 1985 until December 1994.

     Ms. Kinsella has been Vice President-Human Resources of the Company since May 1993. She was Vice President-Human Resources of Borg-Warner Automotive Transmission & Engine Components Corporation, Automatic Transmission Systems from November 1990 to 1993.

     Mr. Manganello has been Vice President of the Company and President and General Manager of Borg-Warner Automotive Powertrain Systems Corporation since February 1999. He was Vice President, Operations of Borg-Warner Automotive Powertrain Systems Corporation, Muncie Plant from December 1995 until January 1999. He was Vice President, Business Development of Borg-Warner Automotive Powertrain Systems Corporation, from October 1994 until November 1995. He was Vice President of Sales of Borg-Warner Automotive Morse Chain Systems from January 1989 to October 1994.

     Mr. Ruzic has been Executive Vice President of the Company and Group President of Borg-Warner Automotive Morse TEC Corporation since October 1992, Chairman of 3K-Warner Turbosystems GmbH since September 1998 and Vice Chairman of AG Kuhnle, Kopp & Kausch since September 1997.

     Mr. Welding has been Executive Vice President of the Company since November 1998 and has been President of Borg-Warner Automotive Automatic Transmission Systems Corporation since May 1996. He was Vice President of the Company from May 1996 until October 1998 and was Vice President-Operations of Borg-Warner Automotive Automatic Transmission Systems Corporation, Bellwood Plant, from November 1993 to May 1996.

Item 2.  Properties

     As of December 31, 1998, the Company had 35 manufacturing facilities strategically located throughout the United States and worldwide. In addition to its domestic manufacturing facilities, the Company has three facilities in Germany, two facilities in Japan and India, and one facility in each of Canada, Italy, Mexico, China, France, Korea, Taiwan and Wales. The Company also has numerous sales offices, warehouses and technical centers. The Company's executive offices, which are leased, are located in Chicago, Illinois. In general, the Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

     The following is additional information concerning the headquarters and the major manufacturing plants operated by the Company and its consolidated subsidiaries. Unless otherwise noted, these plants are owned by the Company.


                                        1998
                                        Percent of
                                        Capacity
                                        Utilization
                                        Locations (1)(2)

Air/Fluid Systems                       77.9%

Headquarters:  Warren, Michigan
Blytheville, Arkansas (leased)
Dixon, Illinois
Sallisaw, Oklahoma
Tulle, France
Water Valley, Mississippi

Automatic Transmission Systems               130.7%

Headquarters:  Lombard, Illinois
Bellwood, Illinois
Coldwater, Michigan
Eumsung, Korea (80% JV)
Frankfort, Illinois
Gallipolis, Ohio
Heidelberg, Germany
Ketsch, Germany
Lombard, Illinois (aftermarket)
Margam, Wales

Morse TEC                                    120.7%

Headquarters:  Ithaca, New York
Arcore, Italy
Guadalajara, Mexico
Ithaca, New York
Nabari City, Japan
Simcoe, Ontario, Canada
Tainan Shien, Taiwan
Frankenthal, Germany
Kirchheimbolanden, Germany

Powertrain Systems  105.1%

Headquarters:  Sterling Heights, Michigan
Cary, North Carolina
Livonia, Michigan
Longview, Texas (leased)
Margam, Wales
Muncie, Indiana
Pune, India (60% JV)
Seneca, South Carolina
Sirsi, India (60% JV)


(1) The figure shown in each case is a weighted average of the percentage utilization of each major plant within the category, with an individual plant weighted in proportion to the number of employees employed when such plant runs at 100% capacity. Capacity utilization at the 100% level is defined as operating five days per week, with two eight-hour shifts per day and normal vacation schedules. Excluded from this figure is the Sterling Heights facility which the Company is in the process of selling.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders of the Company during the fourth quarter of 1998.


                                      PART II

     Item 5.  Market for the Registrant's Common Equity and Related Stockholder
                                      Matters

     The Company's Common Stock is listed for trading on the New York Stock Exchange. As of March 15, 1999, there were approximately 1,682 holders of record of Common Stock.

     The Company has paid cash dividends of $.15 per share on its Common Stock and Non-Voting Common Stock during each quarter for the last two fiscal years. While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.

     High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 1997 and 1998 were:

Quarter ended            High      Low

March 31, 1997           $42.625   $38.375
June 30, 1997            $53.250   $42.000
September 30, 1997       $57.750   $50.438
December 31, 1997        $60.875   $46.125
March 31, 1998           $64.500   $49.625
June 30, 1998            $68.125   $43.688
September 30, 1998       $51.563   $37.063
December 31, 1998        $55.813   $33.313

Item 6.  Selected Financial Data

     The Selected Financial Data for the five years ended December 31, 1998 with respect to the following line items set forth on page 45 of the Company's Annual Report is incorporated herein by reference and made a part of this report: net sales; net earnings; net earnings per share; total assets; total debt; and cash dividend declared per share. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 21 through 26 in the Company's Annual Report are incorporated herein by reference and made a part of this report.

Item 7a.  Market Risk Disclosure

     Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note 5 of the Notes to Consolidated Financial Statements on pages 35 or 36 of the Company's Annual Report and is incorporated herein by reference and made a part of this report. Information with respect to the Company's level of business outside the United States which is subject to foreign currency exchange rate market risk is contained in Note 13 of the Notes to Consolidated Financial Statements on page 44 under the caption "Geographic Information."

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk at December 31, 1998 is limited to $237 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Assuming a hypothetical 20% increase in interest rates as of December 31, 1998, the estimated reduction in future earnings, net of tax, would be approximately $2 million.

     The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In the aggregate, the Company's exposure related to such transactions is not material to the Company's financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements (including the notes thereto) of the Company and the Independent Auditors' Report as set forth on pages 27 through 44 in the Company's Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1998 and 1997 is set forth in Note 9 of the Notes to Consolidated Financial Statements on page 40 of the Company's Annual Report. For a list of financial statements filed as part of this report, see Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" beginning on page 13.

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

Item 11.  Executive Compensation

     Information with respect to compensation of executive officers and directors of the Company under the captions "Compensation of Directors" on page 4 of the Company's Proxy Statement and "Executive Compensation," "Stock Options," "Long-Term Incentive Plans," and "Employment Agreements" on pages 7 through 10 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

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

Item 13.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" on page 16 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1. The following consolidated financial statements of the Company on pages 27 through 44 of the Company's Annual Report are incorporated herein by reference:

     Independent Auditors' Report

     Consolidated Statements of Operations--years ended December 31, 1998, 1997 and 1996

     Consolidated Balance Sheets--December 31, 1998 and 1997

     Consolidated Statements of Cash Flows--years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity--years ended December 31, 1998, 1997 and 1996

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

     (b) Reports on Form 8-K.

     (1) On December 11, 1998, the Company filed a report on Form 8-K announcing that it had completed the purchase of the turbocharger systems division of AG Kuhnle, Kopp & Kausch.

     (2) On December 21, 1998, the Company announced that it had entered into an Agreement and Plan of Merger with Kuhlman Corporation, pursuant to which BWA Merger Corp., a newly formed wholly-owned subsidiary of the Company, will be merged with and into Kuhlman.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BORG-WARNER AUTOMOTIVE, INC.

                         /s/ John F. Fiedler
                    By:---------------------------
                         John F. Fiedler
                         Chairman and Chief Executive Officer

                         Date: March 19, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 19th day of March, 1999.

          Signature                     Title

     /s/ John F. Fiedler
     -------------------------          Chairman of the Board of Directors and
     John F. Fiedler                    Chief Executive Officer (Principal
                                        Executive Officer)
     /s/ Robin J. Adams
     -------------------------          Vice President and Treasurer (Principal
     Robin J. Adams                     Financial Officer)

     /s/ William C. Cline
     -------------------------          Vice President and Controller
     William C. Cline                   (Principal Accounting Officer)
              *
     -------------------------
     Andrew F. Brimmer                  Director
              *
     -------------------------
     William E. Butler                  Director
              *
     -------------------------
     Jere A. Drummond                   Director
              *
     -------------------------
     Paul E. Glaske                     Director
              *
     -------------------------
     Ivan W. Gorr                       Director
              *
     -------------------------
     James J. Kerley                    Director
              *
     -------------------------
     Alexis P. Michas                   Director
              *
     -------------------------
     John Rau                           Director

     /s/ John F. Fiedler
     --------------------------
     John F. Fiedler                    As attorney-in-fact for the directors
                                        marked by an asterisk.
                                   EXHIBIT INDEX


Exhibit
Number    Document Description
-------   -------------------------
*3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

*3.2 By-laws of the Company (incorporated by reference to Exhibit No. 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

3.3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.

*4.1 Indenture, dated as of November 1, 1996, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Registration Statement
          No. 333-14717).

*4.2 Indenture, dated as of February __, 1999, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Amendment No. 1 to Registration Statement No. 333-66879).

*4.3 Rights Agreement, dated as of July 22, 1998, between Borg-Warner Automotive, Inc. and ChaseMellon Shareholder Services,
          L.L.C.(incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed on July 24, 1998).

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

10.5 Amendment to Credit Agreement dated as of February 2, 1999 to the Credit Agreement dated as of December 7, 1994.

*10.6 Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 33-64934).

*10.7 Tax Sharing Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 33-64934).



Exhibit
Number    Document Description
-------   -------------------------
+*10.8 Borg-Warner Automotive, Inc. Management Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.6 to Registration Statement No. 33-64934).

+*10.9 Borg-Warner Automotive, Inc. 1993 Stock Incentive Plan as amended effective November 8, 1995 (incorporated by reference to Appendix A of the Company's Proxy Statement dated March 21, 1997).

*10.10 Receivables Transfer Agreement dated as of January 28, 1994 among BWA Receivables Corporation, ABN AMRO Bank N.V. as Agent and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.12 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1993).

10.11 Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 among BWA Receivables Corporation, as Borrower, Borg-Warner Automotive, Inc., as Collection Agent, ABN AMRO Bank N.V., as Agent, the Banks from time to time party hereto, ABN AMRO Bank N.V., as the Program LOC Provider and the Program LOC Provider and Windmill Funding Corporation.

*10.12 Service Agreement, dated as of December 31, 1992, by and between Borg-Warner Security Corporation and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit No. 10.10 to Registration Statement No. 33-64934).

+*10.13 Borg-Warner Automotive, Inc. Transitional Income Guidelines for Executive Officers amended as of May 1, 1989 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

+*10.14 Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (incorporated by reference to Exhibit No. 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1993).

+*10.15 Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (incorporated by reference to Exhibit No. 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

+*10.16 Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27, 1993 as further amended and restated effective as of April 1, 1994 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

+*10.17   Borg-Warner Automotive, Inc. Deferred Compensation Plan dated
          January 1, 1994 (incorporated by reference to Exhibit No. 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31,
          1993).

+*10.18 Form of Employment Agreement for John F. Fiedler (incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

+*10.19 Amended Form of Employment Agreement for John F. Fiedler dated January 27, 1998 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).



Exhibit
Number    Document Description
-------   -------------------------
+*10.20 Form of Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30,
          1997).

+*10.21 Amendment to the Change of Control Employment Agreement between the Company and John F. Fiedler dated effective January 30, 1998 (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

*10.22 Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.23     Amendment to Assignment of Trademarks and License Agreement.

+*10.24 Borg-Warner Automotive, Inc. Executive Stock Performance Plan (incorporated by reference to Exhibit No. 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

*10.25 Agreement of Purchase and Sale dated as of May 31, 1996 by and among Coltec Industries Inc., Holley Automotive Group, Ltd., Holley Automotive Inc., Coltec Automotive Inc., and Holley Automotive Systems GmbH and Borg-Warner Automotive, Inc., Borg-Warner Automotive Air/Fluid Systems Corporation and Borg-Warner Automotive Air/Fluid Systems Corporation of Michigan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated as of June 17, 1996).

*10.26 Agreement and Plan of Merger dated as of December 17, 1998 by and between Borg-Warner Automotive, Inc., BWA Merger Corp. and Kuhlman Corporation (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated as of December 21, 1998).

13.1 Annual Report to Stockholders for the year ended December 31, 1998 with manually signed Independent Auditors' Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).

21.1      Subsidiaries of the Company.

23.1      Independent Auditors' Consent.

24.1      Power of Attorney.

27.1      Financial Data Schedule.

99.1      Cautionary Statements.

*    Incorporated by reference.

+Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).