Form 10-Q
period 1999-03-31
BORG WARNER AUTOMOTIVE INC
filed 1999-05-17
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                         For the Quarter ended March 31, 1999

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

On April 30, 1999 the registrant had 26,700,661 shares of Common Stock outstanding.

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                          THREE MONTHS ENDED MARCH 31, 1999

                                        INDEX
                                                            Page No.

PART I.   Financial Information

     Item 1.   Financial Statements

          Introduction                                           2

          Condensed Consolidated Balance Sheets at
               March 31, 1999 and December 31, 1998              3

          Consolidated Statements of Operations for the three
               months ended March 31, 1999 and 1998              4

          Consolidated Statements of Cash Flows for the three
               months ended March 31, 1999 and 1998              5

          Notes to the Consolidated Financial Statements         6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations          11

     Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risks                           18

PART II.  Other Information

     Item 1.   Legal Proceedings                                 19

     Item 2.   Changes in Securities                             19

     Item 3.   Defaults Upon Senior Securities                   19

     Item 4.   Submission of Matters to a Vote of
                    Security Holders                             19

     Item 5.   Other Information                                 19

     Item 6.   Exhibits and Reports on Form 8-K                  19

SIGNATURES           20

                             BORG-WARNER AUTOMOTIVE, INC.
                                      FORM 10-Q
                          THREE MONTHS ENDED MARCH 31, 1999

                                       PART I.

                                       ITEM 1.


           A.  Borg-Warner Automotive, Inc. and Consolidated Subsidiaries'
                                 Financial Statements


The financial statements of Borg-Warner Automotive, Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                 BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                             (millions of dollars except share data)

                                                       (Unaudited)
                                             March 31, December 31,
                                             1999           1998
                                             -------        ------
A S S E T S
Cash and cash equivalents                    $    47.3   $  44.0
Receivables                                       230.4     185.4
Inventories                                       165.1     115.7
Deferred income tax asset                         10.2      4.7
Investments in businesses held for sale           227.4     16.8
Prepayments and other current assets              14.2      9.5
                                                  --------  ------------
        Total current assets                      694.6     376.1
Property, plant, and equipment at cost            1,088.3   1,004.9
Less accumulated depreciation                     384.9     370.4
                                                  --------- -------------
        Net property, plant and equipment         703.4      634.5
Investments and advances                          146.6      141.9
Goodwill                                          1,048.2    560.4
Deferred income tax asset                         22.1       7.7
Other noncurrent assets                           140.7      125.5
                                                  -------   ------------
        Total other assets                         1,357.6    835.5
                                                  ---------  ----------
                                                  $2,755.6    $1,846.1
                                                  ========== ============
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                                     $    145.1  $  145.0
Accounts payable and accrued expenses                  377.1     276.9
Income taxes payable                                   49.2      32.2
                                                   ------------  ----------
        Total current liabilities                      571.4     454.1
Long-term debt                                         851.1     248.5
Long-term retirement-related liabilities               332.8     318.6
Other long-term liabilities                            46.5       47.6
                                                   ------------  -----------
        Total long-term liabilities                    379.3     366.2
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued                     --          --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued shares of
      27,039,961 in 1999 and outstanding
      shares of 26,699,661 in 1999                     0.3         0.2
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; none issued
      and outstanding in 1999                          --           --
Capital in excess of par value                         715.7      566.0
Retained earnings                                      258.7      230.2
Management shareholder note                            (2.0)       (2.0)
Accumulated other comprehensive income                 (2.7)        0.5
Common stock held in treasury, at cost:
      340,300 shares in 1999                           (16.2)     (17.6)
                                                       ---------   -----------
        Total stockholders' equity                     953.8        777.3
                                                       ---------   ----------
                                                       $2,755.6   $1,846.1
                                                       =========== ============

               See accompanying Notes to Consolidated Financial Statements

                                         BORG-WARNER AUTOMOTIVE, INC.
                                         AND CONSOLIDATED SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    (millions of dollars except share data)

                                             Three Months Ended
                                                       March 31,
                                                  -----------------
                                                   1999     1998
                                                  --------  ---------
Net sales                                         $ 551.3   $ 464.7
Cost of sales                                       424.4     365.7
Depreciation                                         20.5      19.3
Selling, general and administrative expenses         42.4      37.2
Minority interest                                     0.4       0.7
Goodwill amortization                                 5.7       4.2
Equity in affiliate earnings and other income        (2.5)     (5.5)
                                                    --------  ---------
          Earnings before interest expense, finance
               charges and income taxes                60.4    43.1
Interest expense and finance charges                   8.6      6.0
                                                    --------  --------
          Earnings before income taxes                 51.8    37.1
Provision for income taxes                             19.7    11.1
                                                    ---------  ---------
                    Net earnings                    $  32.1    $  26.0
                                                  ============ ============


Net earnings per share
                    Basic                         $  1.33        $  1.10
                                                  ==========     ===========

                    Diluted                       $  1.32        $  1.09
                                                  ===========    ============
Average shares outstanding (thousands)
          Basic                                    24,172         23,589
                                                  ==========     =========
          Diluted                                  24,330        23,803
                                                  ==========     ==========
Dividends declared per share                      $  0.15        $  0.15
                                                  =========      ===========

     See accompanying Notes to Consolidated Financial Statements

                   BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (millions of dollars)

                                             Three Months Ended
                                                  March 31,
                                                  1999      1998
                                             --------- -----------
Operating
Net earnings                                      $  32.1   $ 26.0
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
Non-cash charges to operations:
     Depreciation                                      20.5   19.3
     Goodwill amortization                             5.7     4.2
     Deferred income tax provision                     0.8     0.2
     Other, principally equity in affiliate earnings  (2.7)   (4.2)
Changes in assets and liabilities, net of effects of
 acquisitions and divestitures:
     (Increase) decrease in receivables                24.3    (18.1)
     Increase in inventories                           (14.2)  (0.7)
     (Increase) decrease in prepayments and other
       current assets                                  (1.7)     8.7
     Increase (decrease) in accounts payable and accrued
          expenses                                     32.7     (0.6)
     Increase (decrease) in income taxes payable       18.0     (14.7)
     Net change in other long-term assets and
       liabilities                                     (15.8)    (9.9)
                                                       --------  ----------
          Net cash provided by operating activities     99.7      10.2
Investing
Capital expenditures                                   (27.4)     (29.5)
Payments for businesses acquired                       (543.0)        -
Investment in affiliates                                 0.8       (3.7)
Proceeds from other assets                               2.4       0.2
                                                       --------  ---------
          Net cash used in investing activities        (567.2)    (33.0)
Financing
Net increase (decrease) in notes payable                 3.6      (22.0)
Additions to long-term debt                              473.7     43.4
Reductions in long-term debt                             (0.2)        -
Payments for purchases of treasury common stock            -       (1.2)
Proceeds from options exercised                           0.1       0.2
Dividends paid                                            (3.5)    (3.5)
                                                         ------- --------

Net cash provided by financing activities                   473.7   16.9
Effect of exchange rate changes on cash and
  cash equivalents                                          (2.9)     -
Net increase (decrease) in cash and cash equivalents        3.3     (5.9)
Cash and cash equivalents at beginning of year              44.0    13.4
                                                            ------ --------
Cash and cash equivalents at end of period                  $ 47.3  $ 7.5
                                                            ======= =========
Supplemental Cash Flow Information
Net cash paid during the period for:
          Interest expense                                  $   8.8   $  5.0
          Income taxes                                          5.6      9.8

     See accompanying Notes to Consolidated Financial Statements Borg-Warner Automotive, Inc. and Consolidated Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

(1) Research and development costs charged to expense for the three months ended March 31, 1999 were $19.0 million. Costs charged to expense for the three months ended March 31, 1998 were $16.2 million.

(2)  Inventories consisted of the following (millions of dollars):

                                 March 31,   December 31,
                                   1999          1998
                                   -------      --------
          Raw materials          $    69.2      $ 57.3
          Work in progress            63.0        32.7
          Finished goods              32.9        25.7
                                   -------       -------
            Total inventories       $165.1      $115.7
                                   ========     ========
(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"), a joint venture based in Japan that manufactures automatic transmission components and systems. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

     The Company's investment in NSK-Warner was $135.0 million at March 31, 1999 and $133.6 million at December 31, 1998.

     Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of March 31, 1999 and March 31, 1998 and statement of income data is presented for the three and twelve months ended March 31, 1999 and 1998. The Company's results include its share of NSK-Warner's results for the three months ended February 28, 1999 and 1998.

                            March 31,    March 31,
                              1999        1998
                         -----------    -----------
Balance Sheets       (in millions)
Current assets                $ 143.2   $ 139.0
Noncurrent assets             136.6       119.4
Current liabilities           69.2           68.0
Noncurrent liabilities        6.9            7.0

                         Three Months Ended
                              March 31,
                         1999        1998
                         --------  --------
Statements of Income     (in millions)
Net sales                     $  66.2   $  63.0
Gross profit                     14.2      16.2
Net income                        5.0       3.7

                              Twelve Months Ended
                                  March 31,
                              1999        1998
                              --------  --------
Statements of Income(in millions)

Net sales                $    233.1  $ 264.1
Gross profit                  48.8    64.7
Net income                    16.3    21.5

(4) The Company's provisions for income taxes for the three months ended March 31, 1999 and 1998 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a)state income taxes, b)foreign rates which differ from those in the U.S., c) realization of certain business tax credits, including foreign tax credits and research and development credits and d)other non-deductible expenses, such as goodwill.

(5)  Following is a summary of notes payable and long-term debt:

                      March 31, 1999    December 31, 1998
                    ----------------    ------------------
                    Current   Long-Term Current   Long-Term
                    -------   --------  --------  ----------
DEBT           (millions of dollars)
Bank borrowings          $143.6    $277.6    $144.4    $ 69.5
Bank term loans due through 2003
(at an average rate of 5.5% at
 March, 1999 and 4.6% at
 December 1998)               1.1      24.8     0.2         25.5
7% Senior Notes due 2006,
 net of unamortized discount    -     149.7       -        149.7
6.5% Senior Notes due 2009,
 net of amortized discount      -     198.1       -             -
7.125% Senior Notes due 2029,
 net of amortized discount      -     197.2       -            -
Capital lease liability       0.4       3.7     0.4          3.8
                              ------    ------    ------    ------
Total notes payable and
   Long-term debt             $145.1    $851.1    $145.0    $248.5
                              ======== ======== ========= =========

     The Company maintains a $350 million revolving credit facility. At March 31, 1999, $ 250.0 million of borrowings under the facility were outstanding; at December 31, 1998, the facility was unused. The facility is available through September 30, 2001.

     The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional foreign indebtedness.

     On February 22, 1999, the Company issued $200 million of 6.5% senior unsecured notes maturing in February 2009 and $200 million of 7.125% unsecured notes maturing in February 2029 to partially fund the Kuhlman acquisition.

(6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of clean-up and other remedial activities at 42 such sites. This number includes sites associated with subsidiaries of Kuhlman Corporation ("Kuhlman") which the Company currently expects to sell by the end of the third quarter. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

     Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimate remediation costs; remediation alternatives; estimate legal fees; and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at March 31, 1999 of approximately $12.8 million. The Company expects this amount to be expended over the next three to five years.

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

     As of March 31, 1999, the Company had sold $150 million of receivables under a $153 million Receivables Transfer Agreement for face value without recourse. The Company had sold receivables aggregating $125 million under a $127.5 million facility at December 31, 1998.

(7) Comprehensive income is a measurement of all changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders. For the Company, this includes foreign currency translation adjustments in addition to net earnings. The amounts presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income.

     The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended March 31,

                                        ($ in millions)
                                   1999           1998
                                   -------        ------
                         Income                     Income
                          tax      After-           tax    After-
               Pretax    effect     tax      Pretax effect  tax
               -------   --------- -------   ----- -------- ------

Foreign currency
 translation
 adjustments   $(5.2)    $ 2.0     $(3.2)    $(0.1)    $ --  $(0.1)

Net income as reported               32.1              26.0
                                    -------            ------
Total comprehensive income          $28.9              $25.9
                                   ========            =======

     Accumulated other comprehensive income is presented net of tax in the equity section of the Consolidated Balance Sheets. It is comprised entirely of foreign currency translation adjustment.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the presentation of descriptive information about reportable segments which is consistent with the information made available to the management of the Company to assess performance.

                              Millions of Dollars

                         1999           1998
NetCustomers        Inter-segment       NetCustomers   Inter-segment

Powertrain Systems  $149.4    $ 0.8     $150.2    $133.2    $ 0.7     $133.9
Automatic Transmission
  Systems           112.4       3.1     115.5     100.7       2.8     103.5
Morse TEC           184.7       7.2     191.9     121.9       6.6     128.5
Air/Fluid Systems   104.8       1.9     106.7     87.7        3.4     91.1
Divested operations N/A        N/A      N/A       21.2        0.0     21.2
Intersegment
  Eliminations      -         (13.0)    (13.0)    -         (13.5)    (13.5)

Consolidated        $551.3    $ 0.0     $551.3    $464.7    $ 0.0     $464.7

                              Millions of Dollars
                    Earnings Before               Total Assets
                    Interest & Taxes              March 31,    December 31,
                    1999       1998               1999           1998
                    -------   --------            --------       --------
Powertrain Systems       $ 10.9    $  7.0         $  268.6       $  288.1
Automatic Transmission
  Systems                  14.2      10.1            437.5          434.8
Morse TEC                  29.1      18.7          1,280.5          649.0
Air/Fluid Systems           9.8       6.7            429.4          380.0
Divested operations         N/A      (0.5)             N/A           13.9
Intersegment
  eliminations                -         -             (4.0)          (4.9)
                    -------------------------     ----------------------------
     Total                 64.0      42.0          2,412.0        1,760.9
Corporate, including       (3.6)      1.1            343.6           85.2
  equity in affiliates------------------------    ----------------------------

     Consolidated        $ 60.4    $ 43.1         $2,755.6       $1,846.1
                         ==================       =============================




     The Company's torque converter and connecting rod businesses sold in 1998 had previously been included in the results of the Automatic Transmission Systems segment.
(9) On March 1, 1999, the Company acquired all the outstand-ing shares of common stock of Kuhlman for a purchase price of approximately
$693 million (the
"merger"). The Company funded the transaction by issuing 3,286,596 shares of the Company's common stock valued at approximately $150 million and borrowing approximately $543 million in cash. Subject to the provisions of the Agreement and Plan of Merger among the Company, BWA Merger Corp., and Kuhlman, dated as of December 17, 1998, each outstanding share of Kuhlman common stock was converted into the right to receive (1) $39.00 in cash, without interest, or (2) $39.00 worth of shares of Borg-Warner Automotive common stock. In addition, the Company assumed additional indebtedness for the settlement of certain long-term incentive programs and severance programs, which amounted to approximately $14 million, net of tax benefits. Substantially all of such payments were made prior to closing, excluding the tax benefit, and are included in Kuhlman's debt balance at the date of the merger. Subsequent to the merger, the Company refinanced Kuhlman's existing indebtedness of $132 million.

     The Company intends to sell Kuhlman's electrical products businesses by the end of the third quarter. In the March 31, 1999 Consolidated Balance Sheet, the Company's net investment in the electrical products businesses is reflected as an asset held for sale in current assets. The investment includes a portion of the goodwill related to the merger. The amount of goodwill was allocated based on the relative historical performance of the electrical products businesses compared with the total Kuhlman business. The Company believes that the net investment in the electrical products businesses is not greater than the amounts that the Company will receive upon sale of the businesses. Proceeds from the sales will be used to repay indebtedness.

     The Company has accounted for the merger as a purchase for financial reporting purposes. Accordingly, the Consolidated Statements of Operations include Kuhlman's results since the date of acquisition. The purchase price of Kuhlman is calculated as the sum of the value of the equity issued, the net cash paid, and the Company's transaction costs. A preliminary allocation of the purchase price has been performed with the excess of the purchase price over the book value of the identifiable tangible and intangible assets acquired, less the liabilities assumed and incurred, and the amount allocated to the businesses held for sale, recorded as goodwill to be amortized over a period of 40 years. The actual amount of goodwill will vary from the estimate currently recorded based upon the final purchase price allocation and the difference between the expected and actual proceeds received from the sales of the electrical businesses. The Company is currently performing a revaluation of the basis of Kuhlman's acquired assets and assumed liabilities to fair value. Changes in goodwill and the related amortization expense resulting from these revaluations may be material. The preliminary allocation of the purchase price is as follows (in millions):

Purchase price           $  686.2
Transaction costs             6.8
                         ----------
Total purchase price     $  693.0
                         ==========

     The purchase price has been allocated as follows (in millions):

Fair value of assets acquired      $  187.8
Businesses held for sale              212.0
Goodwill                              424.8
Liabilities assumed                  (131.6)
                                   ----------
                                   $  693.0
                                   ==========
     The pro forma consolidated statements of operations information were prepared assuming that the merger had occurred on January 1, 1998. The pro forma information includes the following adjustments: i) the effects of amortization of the goodwill related to the merger (which is being amortized over a 40-year life), ii) interest expense on borrowings incurred to finance the merger, iii) the elimination of expenses related to Kuhlman's corporate headquarters which has been closed, iv) exclusion of revenues, costs and expenses for the electrical products businesses, including an allocation of goodwill amortization and interest expense, and v) tax effects of all the preceding adjustments.


     Pro forma (in millions):

                              Three Months Ended
                                   March 31,
                              -----------------------
                                   1999       1998
                              ----------     ---------
     Revenue                  $ 630.0     $  576.4
     Net earnings                32.8         27.8
     Net earnings per share
     Basic                    $  1.23      $  1.04
               Diluted        $  1.22      $  1.03


     The pro forma results are presented for informational purposes only and do not purport to be indicative of what the actual results would have been had the merger occurred as described above for the periods presented. The pro forma consolidated statements of operations information should not be considered indicative of the results of future operations of the merged companies.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     Borg-Warner Automotive, Inc. (the "Company") operates as a leading global supplier of highly engineered systems and components for vehicle powertrain applications. Its products are manufactured and sold worldwide, primarily to original equipment manufacturers ("OEMs") of passenger cars, sport utility vehicles, trucks, and both on and off road commercial transportation vehicles. The Company operates manufacturing facilities serving customers in North America, Europe, Asia and South America, and is an original equipment supplier to every major OEM in the world.

The following discussion covers the results of operations for the three months ended March 31, 1999 and 1998 and financial condition as of March 31, 1999 and December 31, 1998.

RESULTS OF OPERATIONS

The Company's products fall into four operating segments: Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems. The following tables present net sales and earnings before interest and taxes ("EBIT") by segment for the three months ended March 31, 1999 and 1998 in millions of dollars.

                                        Three Months Ended
                                             March 31,
Net Sales                                1999      1998
                                        -------   --------
Powertrain Systems                      $150.2    $133.9
Automatic Transmission Systems           115.5     103.5
Morse TEC                                191.9     128.5
Air/Fluid Systems                        106.7      91.1
Divested operations                        N/A      21.2
                                        -------   -------
                                        564.3      478.2
Intersegment eliminations                (13.0)    (13.5)
                                        -------   --------
Net sales                               $551.3    $464.7
                                        =======   =========

                                        Three Months Ended
                                             March 31,
EBIT                                     1999      1998
                                        ------    --------
Powertrain Systems                      $ 10.9    $  7.0
Automatic Transmission Systems            14.2      10.1
Morse TEC                                 29.1      18.7
Air/Fluid Systems                          9.8       6.7
Divested operations                        N/A      (0.5)
                                        -------   --------
Earnings before interest and taxes      $ 64.0    $ 42.0
                                        =======   ========

Consolidated sales of $551.3 million for the quarter ended March 31, 1999 were 19% higher than the first quarter sales in the prior year. Adjusted for the effects of the Kuhlman acquisition and the product lines divested in 1998, sales increased by 15%. As shown in the above table, the improvement was spread across each of the operating segments. Overall, the increase is attributable to strong worldwide vehicle production, the continued popularity of trucks and sport utility vehicles, the trend toward turbocharged direct injected diesel engines in Europe, and the stabilization of the Asian economy. The Company's first quarter sales growth outpaced worldwide automobile and light truck production. The Company is anticipating the favorable industry trends to continue into the second quarter and expects sales to remain strong throughout the year.

Powertrain Systems' first quarter 1999 sales and EBIT exceeded 1998 results by $16.3 million and $3.9 million, or 12% and 56%, respectively. The segment benefited from an increase in four-wheel drive installation rates, particularly on Ford light trucks and from an increase in sport utility vehicle and light truck production. Also, with the stabilization of the Asian economy, shipments to Ssangyong in Korea showed improvement over the prior year. Given the above improvements, year over year Powertrain Systems comparisons are expected to remain strong over the next few quarters. Net of product lines divested in 1998, Automatic Transmission Systems sales and EBIT increased by $12.0 million and $4.1 million, or 12% and 41%, respectively. Strong European demand, stabilized economic conditions in Asia, and improved sales of General Motors mid-sized passenger cars contributed to the improvement. The Morse TEC operating segment experienced continued growth as sales and EBIT rose by $63.4 million and $10.4 million, respectively. Net of the effect of the Kuhlman acquisition, sales increased by $35.2 million, or 27%, and EBIT improved by $7.7 million, or 41%. Morse TEC's strong growth is mainly attributable to the increased penetration of direct-injection diesel engines with turbochargers in European passenger cars and the continued strong demand for its chain products at Ford and DaimlerChrysler due to the popularity of overhead cam engines. The positive trend at Morse TEC is expected to continue throughout 1999, particularly as the Company expands its worldwide turbocharger capacity. Air/Fluid Systems sales and EBIT also improved from the first quarter of 1998, with sales increasing by 17% and EBIT by 46%. Net of the business attributed to Air/Fluid Systems as part of the Kuhlman acquisition, sales and EBIT increased by $3.9 million, or 4.3%, and $1.2 million, or 17.9%, respectively. The growth was mainly driven by the ramp-up of new engine and transmission programs at DaimlerChrysler. Continued growth is expected into the next century due to increased worldwide emphasis on reduced emissions and direct injection engines.

Consolidated gross margin was 23.0%, up from 21.3% in the first quarter of 1998. Higher sales volume with a favorable mix, successful implementation of cost reduction programs and productivity improvements, inclusion of higher margin Kuhlman businesses, and divestiture of lower margin operations in 1998 drove the improvement.

The Company has increased its spending on research and development ("R&D") by $2.8 million to $19.0 million, or 3.4% of sales, for the three months ended March 31, 1999. The Company continues to maintain and expand its technological expertise in both product and process. Net of the Kuhlman acquisition, R&D spending of $18.0 million remained in-line with the prior year's level of spending as a percent of sales, 3.5%.

Equity in affiliate earnings for the three months ended March 31, 1999 and 1998, amounted to $2.0 million and $1.2 million, respectively. The majority of the income is related to the Company's stake in its Japanese joint venture, NSK-Warner. Even though the Japanese economy has shown signs of recovery, the Company remains cautious and does not expect a significant increase in equity in affiliate earnings over the remainder of the year.

Interest expense and finance charges increased by $2.6 million to $8.6 million for the first quarter due mainly to the additional debt required to fund the Kuhlman acquisition. As a percent of sales, interest expense and finance charges increased to 1.6% from 1.3% in the prior year.

The Company's income taxes are based upon estimated annual tax rates for the year. The effective tax rate used for 1999 reflects certain tax credits related to research and development programs and foreign operations that the Company expects to realize, offset by non-deductible expenses, including goodwill. The effective rate is higher than in 1998 due mainly to the non-deductibility of goodwill related to the Kuhlman acquisition and an increase in income from foreign operations with higher tax rates.

For the quarter ended March 31, 1999, the Company reported net earnings of $32.1 million, or $1.32 per diluted share, an increase of $6.1 million and $0.23, respectively, compared to 1998. The factors discussed above are responsible for the change. Because of the additional shares issued, the Kuhlman acquisition had only a minor impact on earnings per share in the first quarter. Net of the effect of the Kuhlman acquisition, net income was $30.7 million, or $1.31 per diluted share.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash and cash equivalents increased by $3.3 million at March 31, 1999 compared with December 31, 1998. The $543.0 million cash paid for the acquisition of Kuhlman was funded by $473.7 million of proceeds from long-term debt issuances and the excess of cash generated from operating activities over capital expenditures. In addition to the cash paid, the Kuhlman acquisition was funded by non-cash consideration, including the exchange of $150.0 million of the Company's common stock and the assumption of $131.6 million of Kuhlman debt.

For the three months ended March 31, 1999, capital spending decreased $2.1 million to $27.4 million compared to the same period of 1998. The decrease in spending is related to the timing of existing and new program funding. The Company anticipates that capital spending for full-year 1999 will be significantly higher than 1998 due to the Kuhlman acquisition, additional spending to increase worldwide turbocharger capacity and continued funding of other existing and new programs.

Cash generated from operations for the three months ended March 31, 1999 totaled $99.7 million. Operating cash flow consisted of net earnings of $32.1 million, $24.3 million of non-cash charges, including $20.5 million of depreciation, and a $43.3 million decrease in net operating assets and liabilities. The increase in depreciation is related to one month of activity at the new Kuhlman business
and increased capital expenditures in recent years.   The decrease in net
operating investment primarily resulted from decreased receivables and increased payables and accruals. The $33 million payment a major customer had deferred at year-end 1998 was received in January, accounting for the change in the cash flow effect from receivables. The increase in the effective income tax rate as explained above accounts for the impact from income taxes payable.

On February 22, 1999, the Company issued $200 million of 6.5% senior unsecured notes maturing in February 2009 and $200 million of 7.125% unsecured notes maturing in February 2029 to partially fund the Kuhlman acquisition. Borrowings under the Company's revolving credit facilities accounted for the remainder of the additions to long-term debt.

An agreement with a financial institution to sell, without recourse, eligible receivables was amended from $127.5 million to $153 million in the first quarter of 1999. At March 31, 1999, the Company had sold $150 million of receivables under the agreement and $125 million was sold at December 31, 1998.

The Company believes that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for its current level of operations and planned operations for the remainder of 1998 and for the foreseeable future.

OTHER MATTERS

Acquisition of Kuhlman Corporation

On March 1, 1999, the Company acquired all the outstanding shares of common stock of Kuhlman Corporation, at a purchase price of approximately $693 million. The Company funded the transaction by borrowing approximately $543 million and issuing $150 million, 3,286,596 shares, of the Company's common stock.

Kuhlman is a diversified industrial manufacturing company that currently operates two product segments: industrial products and electrical products. Their products are sold to over 5,000 domestic and international customers operating in more than 60 countries. Kuhlman's Schwitzer Group, which includes the industrial products business, is a leading worldwide manufacturer of proprietary engine components, including turbochargers, fans and fan drives, fuel tanks, instrumentation, heating/ventilation/air conditioning systems, and other products used primarily in commercial transportation products and industrial equipment. Kuhlman's electrical products businesses include the manufacture of transformers and other products for electrical utilities and industrial users, as well as electrical and electronic wire and cable products for use in consumer, commercial and industrial applications. The Company does not feel these products fit the strategic direction of the Company and intends to sell the electrical products businesses by the end of the third quarter. The Company is in the process of integrating the Schwitzer units and has included their results since the date of the acquisition, including $39.9 million in sales, in the consolidated financial statements.

Litigation
As discussed more fully in Note 6 of the Notes to the Consolidated Financial Statements, the Company has been identified as a PRP at various hazardous waste disposal sites and, as such, may be liable for the cost of clean-up and other remedial activities. In addition, various claims and suits arising in the ordinary course of business and seeking money damages have been filed against the Company. In each of these cases, the Company believes that it has a defendable position or has made adequate provisions to protect the Company from material losses. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles. These provisions include both legal fees and possible outcomes of legal proceedings.

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

As of March 31, 1999, the Company had sold $150 million of receivables under a $153 million Receivables Transfer Agreement for face value without recourse.
The Company had sold receivables aggregating $125 million under a $127.5 million facility at December 31, 1998.

Dividends
On April 20, 1999, the Company declared a $0.15 per share dividend to be paid on May 17, 1999 to shareholders of record on May 3, 1999.

Year 2000 Issues
The Company is in the process of upgrading certain aspects of its operations to ensure that business systems do not fail to function when the Year 2000 arrives or at other date intervals. The Company has completed an inventory of key systems and equipment with potential Year 2000 issues in the areas of business operating systems, manufacturing operations, operating infrastructure, customers and suppliers. This included an identification of mission critical systems, an assessment of the readiness of applications for Year 2000 and the corrective action needed, if any.

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

The Company's program to become Year 2000 compliant is being operated on an enterprise-wide basis. A coordinator has been assigned overall administrative responsibility; however, each operating unit is responsible for compliance at its location. Inventories and assessments have been completed at substantially all locations. Corrective action is underway. The majority of items identified as non-compliant would not significantly interfere with the Company's operations if not updated. In addition, the exposure to an enterprise-wide failure is less likely because of the relative autonomy of the operating units. The Company is operating on a schedule to have substantially all non-compliant items remedied by mid-1999 and is also seeking confirmation from key suppliers and other third parties that their systems and applications that affect the Company will be Year 2000 compliant by mid-1999. The Company is also in the process of integrating the acquired Kuhlman businesses into its Year 2000 program. These businesses' on-going Year 2000 programs have been reviewed by the Company and are in-line with the Company's overall program.

Concurrent with the Year 2000 effort, the process of upgrading certain business operating systems at a number of operating units to improve both business operations and control is underway. Any new system acquired is required to be certified as Year 2000 compliant. The Company will spend approximately $13 million, including spending relative to the acquired Kuhlman businesses, for new systems, to upgrade systems and equipment and for other efforts to ensure compliance with Year 2000 between 1997 and 1999. These costs will be paid for with cash from operations. The bulk of such spending is being expensed as incurred, and will provide for system improvements and enhancements including compliance with Year 2000. Through March 31, 1999, spending has totaled approximately $10 million. Spending solely related to Year 2000 compliance is not expected to be material to either the financial position or results of operations for any given period.

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

Substantial contingency plans are not in place because the Company believes that its efforts will be successful. However, specific procedures required to keep our operations functioning in the event of delays or machine failures have been identified. As mentioned above, the Company has identified key suppliers and has requested confirmation as to their Year 2000 compliance. Supplier responses are currently being verified, including supplier audits and other actions as appropriate. The Company is also considering the availability of alternative supply sources in the event that they are needed.

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

Euro Conversion
On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies and a new common currency (the "Euro"). The participating countries adopted the Euro as their common legal currency on that date. The Company has begun consideration of the effects of the Euro conversion on operations, but is currently unsure of the potential impact that the Euro conversion will have on the financial position or operating results. Because of the nature of the Company's business and customers, the effect is not expected to be significant.

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. The Company is in the process of determining the effect SFAS 133 will have on the Company's financial position and results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "Intends, " "plans," "believes," "estimates," "estimates," variations of such words and similar expression are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign automotive production, the continued use of outside suppliers, fluctuations in demand for vehicles containing the Company's products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Cautionary Statements filed as Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 1998.

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

Item 3.   Defaults Upon Senior Securities
          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          Inapplicable.

Item 5.   Other Information
          Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits

          27 - Financial data schedule

      (b) Reports on Form 8-K

          On January 27, 1999, the Company filed a report on Form 8-K announcing the expiration of the waiting period under the Hart-Scott-Rodino Act for the Kuhlman acquisition.

          On February 1, 1999, the Company reported that a class action lawsuit had been filed in connection with the Agreement and Plan of Merger between the Company, BWA Merger Corp. and Kuhlman Corporation.

          On February 9, 1999, the Company filed a report on Form 8-K announcing fourth quarter results.

          On February 18, 1999, the Company announced that it received clearance from the German merger control authority to proceed with the Kuhlman acquisition.

          On February 24, 1999, the Company announced the exchange ratio for the stock portion of the acquisition of Kuhlman.

      On March 1, 1999, the Company issued a press release announcing the completion of the Kuhlman Corporation acquisition.

          On March 15, 1999, the Company filed a report on Form 8-K announcing the completion of the Kuhlman acquisition and attaching certain financial statements in connection with the Kuhlman acquisition.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                         BORG-WARNER AUTOMOTIVE, INC.
                    (Registrant)

            By    /s/ William C. Cline
                 (Signature)
                -----------------------
                William C. Cline
             Vice President and Controller
             (Principal Accounting Officer)



Date: May 14, 1999