Form 10-K/A
period 1998-12-31
BORG WARNER AUTOMOTIVE INC
filed 1999-06-22
CIK 908255

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

                                        Name of each exchange on
                                             which registered
Title of each class
Common Stock, par value $.01 per share  New York Stock Exchange

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

     The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on June 18, 1999 was approximately $1.51 billion. As of June 18, 1999, the registrant had 26,629,514 shares of Common Stock outstanding.

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

          DOCUMENT                 PART OF FORM 10-K INTO WHICH INCORPORATED

Borg-Warner Automotive, Inc. 1998 Annual Report to Stockholders  Parts II and IV

Borg-Warner Automotive, Inc. Proxy Statement for the 1999
Annual Meeting of Stockholders                                   Part III

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

March 31, 1999, 1998 and 1997

(With Independent Auditors' Report Thereon)

Independent Auditors' Report



The Board of Directors and Stockholders
NSK-Warner Kabushiki Kaisha:


We have audited the accompanying consolidated balance sheets (expressed in yen) of NSK-Warner Kabushiki Kaisha and a subsidiary as of March 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NSK-Warner Kabushiki Kaisha and a subsidiary as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been translated into United States dollars solely for the convenience of the reader. We have recomputed the translation and, in our opinion, the consolidated financial statements expressed in yen have been translated into United States dollars on the basis set forth in note 2 of the notes to consolidated financial statements.

Tokyo, Japan
April 28, 1999

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY
Consolidated Balance Sheets
March 31, 1999 and 1998

                          Japanese yen       U.S. dollars
                         --------------      --------------
                         (thousands)         (thousands)(note 2)
                         1999      1998           1999
                         ------    --------       -------
Assets
Current assets:
Current liabilities:
 Cash and cash
  equivalents (note 12)Y      Y277,331       244,107   $2,301
 Short-term investments
 (notes 3 and 12)             7,510,017      8,479,813 62,298
 Receivables (notes
 10 and 12):
     Trade accounts           6,941,942      7,216,600 57,586
     Other                    480,927        72,079    3,989
                              ---------      -------   ---------
          Total receivables   7,422,869      7,288,679 61,575
                              ----------     --------- ---------
Inventories (note 4)          1,759,243      1,561,172 14,593
Prepaid expenses
and other current
assets (note 6)               322,379        278,322   2,674
                              --------       --------- --------
Total current assets          17,291,839  17,852,093   143,441
                              ----------  -----------  ----------
Marketable investment
 securities (notes
 5 and 12)                    564,899        546,430   4,686
Investment in an
affiliated company            829,293        312,000   6,879

Property, plant and equipment, at cost:
Land                          1,474,665      1,474,665  12,233
Buildings                     11,534,526     11,477,837 95,682
Machinery and equipment       19,060,269     17,870,539 158,111
Vehicles                      102,387        105,045    849
Tools, furniture
 and fixtures                 4,791,107      4,244,301 39,744
Construction in
 progress                     746,066        9,095     6,189
                              ---------      --------  --------
                              37,709,020     35,181,482 312,808
Less accumulated
 depreciation                 22,968,089     20,985,868 190,527
                              -----------    ---------- ---------
Net property,
 plant and equipment          14,740,931     14,195,614 122,281
                              -----------    ----------  ---------
Other assets:
Patent, less accumu-
 lated amortization           3,125          9,375     26
Other                         384,029        273,955   3,186
                              ---------      --------  ----------
Total other assets            387,154        283,330   3,212
                              ---------      --------  --------
                    Y         33,814,116     33,189,467 $280,499
                              ==========     ========== =========
Trade payables (notes 10 and 12):
     Notes               Y    1,617,758      2,110,345 $13,420
     Accounts                 3,301,976      3,004,361  27,391
                              -----------    --------- ---------
          Total trade payables 4,919,734     5,114,706  40,811
                              -----------    --------- ----------
Other payables (notes 10 and 12):
          Notes                  405,880     237,103    3,367
          Accounts               287,806     678,068    2,387
                              ------------   --------- ------------
Total other payables             693,686     915,171    5,754
                              ------------   --------- -----------
Income taxes payable           1,139,888   1,222,189    9,456
Accrued expenses (note 12)    1,634,434    1,472,245    13,558
Other current liabilities        20,821      16,683     173
                              ---------   -----------  --------
Total current liabilities     8,408,563      8,740,994  69,752
                              ----------     --------- ----------
Noncurrent liabilities:
Accrued pension and severance
  cost (note 7)                    485,435    413,999  4,027
Deferred income taxes (note 6)     343,527   483,882    2,849
                                   -------   -------   --------
Total noncurrent liabilities       828,962   897,881    6,876
                                   ------- ----------- --------
Total liabilities                  9,237,525 9,638,875  76,628
                                   --------- ---------- ---------
Stockholders' equity:
Common stock of Y10,000 par value (note 10)
Authorized 220,000 shares; issued
55,000 shares                      550,000   550,000    4,563
Legal reserve (note 8)             137,500   137,500    1,141

Retained earnings             24,022,164     22,973,264  199,271
Accumulated other compre-
 hensive income (loss)
(notes 6 and 9)               (133,073)      (110,172)  (1,104)
                              -----------    --------- --------
Total stockholders' equity    24,576,591     23,550,592  203,871
Commitments and contingent
 liability (note 11)
                         Y     33,814,116    33,189,467  $280,499
                              ============   =========  ===========

See accompanying notes to consolidated financial statements.

NSK-WARNER KABUSHIKI KAISHA

AND A SUBSIDIARY

Consolidated Statement of Earnings
Years ended March 31, 1999, 1998 and 1997

                          Japanese yen                 U.S. dollars
                         --------------                --------------
                         (thousands)                   (thousands)(note 2)
                    1999      1998           1997      1999
                    ------    ------         ------    -------
Sales (note 10) Y 30,028,699  32,332,267 33,191,067    $249,097
Cost of Sales
 (note 10)        23,334,312  24,415,185 23,942,752     193,565
                  ----------  ----------  -----------   ---------
  Gross profit     6,694,387 7,917,082    9,248,315     55,532
Selling, general
 and administrative
 expenses (note 10)2,813,665 2,875,594    2,816,980    23,340
                   --------- ----------  -----------   --------
 Operating income 3,880,772 5,041,488    6,431,335     32,192
                  ---------  ----------  -----------   --------

Other income:
 Interest income   82,924     59,277         41,680    688
 Exchange gain,net 25,765     3,777          -         213
 Equity in income
 of an affiliated
 company            18,184    157,486        152,968   151
 Other              87,510    161,574        82,035    726
                    -------   --------       ------    ------
                    214,383   382,114        276,683   1,778
                    -------   --------       -------   ------
Other deductions:
 Interest expense    37       16,543         40,018    0
 Loss on retirement
 of property, plant
 and equipment, net 47,605    46,534         65,725    395
Exchange loss, net  -         -              12,089    -
Other               191,150   16,377         15,409    1,586
                    --------  -------        -------   -------
                    238,792   79,454         133,241   1,981
                    --------- --------       -------   -------
 Earnings before
 income taxes       3,856,313 5,344,148      6,574,777 31,989
                    --------- ---------      --------- --------
Income taxes
 (note 6):          1,994,700 2,605,400      3,336,800 16,546
 Current            (287,287)   107,443      (3,678)   (2,383)
                    --------  ----------     --------- -------
 Deferred           1,707,413 2,712,843      3,333,122 14,163
                    --------- ----------     --------- -------
               Y    2,148,900 2,631,305      3,241,655 $17,826
                    ========= ==========     ========= =======
/TABLE

NSK-WARNER KABUSHIKI KAISHA

AND A SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years ended March 31, 1999, 1998 and 1997

                          Japanese yen       U.S. dollars
                         --------------      --------------
                         (thousands)         (thousands)(note 2)
                         1999      1998      1997      1999
                         ------    -----     ------    ------
Common stock:
 Balance at begin-
 ning of year            Y550,000  550,000   550,000   $4,563
                         --------- -------- --------- --------
 Balance at end of year   550,000  550,000   550,000    4,563
                         --------- -------- --------- --------

Legal reserve (note 8)
 Balance at begin-
 ning of year            137,500   137,500   137,500   1,141
                         --------- --------- -------- --------
 Balance at end of year  137,500   137,500   137,500   1,141
                         -------- --------- ---------- --------
Retained earnings:
 Balance at begin-
 ning of year       22,973,264 21,441,959 19,300,304   190,570
 Net earnings        2,148,900  2,631,305  3,241,655   17,826
 Cash dividends     (1,100,000) (1,100,000)(1,100,000) (9,125)
                    ----------- ----------- ---------- --------
 Balance at end
  of year           24,022,164   22,973,264  21,441,959 199,271
                    ----------- ----------  ---------- ---------
Accumulated other
 comprehensive income
 (loss)(notes 6 and 9)
 Balance at begin-
  ning of year      (110,172)      51,925    187,139   (914)
 Adjustments for
   the year          (22,901)      (162,097) (135,214) (190)
                    ------------   --------  --------- ---------
 Balance at
  end of year       (133,073)      (110,172)  51,925    (1,104)
Total Stockholders' ------------- ----------- --------- --------
   equity           Y 24,576,591   23,550,592 22,181,384 $203,871
                    ============= =========== ========== =========
Disclosure of compre-
 hensive income:
 Net earnings       2,148,900      2,631,305  3,241,655     $17,826
 Other comprehensive
 income(loss),
 net of tax
 (note 9)           (22,901)       (162,097)      (135,214) (190)
                    ----------     ----------     --------- --------
Comprehensive incomeY 2,125,999    2,469,208      3,106,441 $17,636
                    ===========   ===========     ========== =========

See accompanying notes to consolidated financial statements.

NSK-WARNER KABUSHIKI KAISHA

AND A SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended March 31, 1999, 1998 and 1997

                          Japanese yen       U.S. dollars
                         --------------      --------------
                         (thousands)         (thousands)(note 2)
                         1999      1998      1997      1999
                         ------    -----     ------    ------
Cash flows from operating activities:
Net earnings             Y 2,148,900 2,631,305 3,241,655 $17,826
Adjustments to reconcile
 net earnings to net
 cash provided by operating
 activities:
Depreciation and
 amortization              2,340,937 2,053,227 1,997,587 19,419
Loss on retirement of
 property,plant and
 equipment, net               47,605    46,534    65,725    395
Equity in income of an
 affiliated company           (18,184)  (90,408)  (157,838) (151)
Deferred income taxes         (287,287) 40,365    (3,678)   (2,383)
Decrease (increase)
 in receivables               (147,581) 397,114   655,168   (1,224)
Increase in inventories       (199,404) (192,585) (215,067) (1,654)
Decrease (increase) in
 prepaid expenses and other
 current assets               35,415    (32,115)  1,269     294
Decrease in trade payables    (181,063) (50,286)  (166,999) (1,502)
Increase (decrease) in other
 payables                     (221,485) 433,812   (95,738)  (1,838)
Increase (decrease) in
 accrued expenses             162,383   (9,139)   (12,330)  1,347
Increase (decrease) in
 income taxes payable         (82,301)  (701,296) 212,226   (683)
Increase (decrease) in other
 current liabilities          4,245     (11,571)  (7,754)   35
Other, net                    60,990    46,408    56,677    506
                              --------  --------  --------- -------
 Total adjustments            1,514,270 1,930,060 2,329,248 12,561
                              ---------- --------- --------- -------
 Net cash provided
 by operating activities      3,663,170 4,561,365 5,570,903  30,387
                              ---------- --------- --------- --------
Cash flows from
 investing activities:
 Increase in short-
  term investments            965,296   (933,329) (1,608,901) 8,007
 Proceeds from sale
  of property,
  plant and equipment         43,745    22,336    6,996     363
 Payments from purchase of
   property, plant
   and equipment              (2,923,493) (2,217,810) (1,355,848) (24,251)
 Payment for purchase of investment
 in an affiliated company     (463,899)      -         -         (3,848)
 Increase in all other assets (126,308)      (55,235)  (28,668)  (1,048)
 Other, net                   (20,872)       (48,571)  (5,290)   (173)
                              -----------    --------- --------- ----------
     Net cash used in
     investment activities    (2,525,531)    (3,232,609)(2,991,711) (20,950)
                              -----------    ---------  ----------- ---------
Cash flows from financing activities:
 Decrease in short-term
  bank loans                  -              (910,000) (1,523,298)    -
 Dividends paid               (1,100,000)    (1,100,000)(1,100,000)  (9,125)
                              ------------   ---------- -----------   --------
 Net cash used in finan-
  cing activities             (1,100,000)    (2,010,000) (2,623,298) (9,125)
                              ------------   ---------  -----------  ---------
Effect of exchange rate
 changes on cash and cash
 equivalents                  (4,415)        (1,025)        4,869     (36)
                              ------------   ------------   --------  --------
Net decrease in cash
 and cash equivalents         33,224         (682,269)      (39,237)  276
                              ------------   ------------   --------- ----------
Cash and cash equivalents
 at beginning of year         244,107        926,376        965,613   2,025
                              --------      -----------     --------  ---------
Cash and cash equivalents
 at end of year          Y    277,331        244,107        926,376   $2,301
                              ==========     ===========    ======== =========
Supplemental information of cash flows:
 Cash paid during the year for:
     Interest            Y    37             15,340         24,340    $ 0
     Income taxes             2,077,001      3,306,696      3,124,508  17,229
                            ==========     ==========     ========= ========

See accompanying notes to consolidated financial statements.

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 1999, 1998 and 1997

   (1)    Summary of Significant Accounting Policies

     (a)  Description of Business

     NSK-Warner Kabushiki Kaisha (the "Company") operates a plant in Fukuroi City in Shizuoka Prefecture in Japan engaged in the production of one-way clutch and related parts, and friction plates and related parts. These products relate to the automatic transmission system of passenger cars.

     The Company sells most of its products to NSK Ltd., a 50% stockholder of the Company. The products are eventually sold to the automotive industry.

     The Company's sales for the year ended March 31, 1999 were distributed as follows: one-way clutch and related parts - 57%, friction plates and related parts - 43%.

     (b)  Principles of Consolidation

     NSK-Warner USA Inc., a wholly-owned subsidiary of the Company, was established in the United Stated in January 1997.

     The consolidated financial statements include financial statements of the Company and the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Basis of Presentation of Financial Statements

     The Company maintains its books of account in conformity with financial accounting standards of Japan. However, the accompanying consolidated financial statements have been prepared in a manner and reflect those adjustments which management believes are necessary to conform with United States generally accepted accounting principles. Such adjustments are summarized in note 13 of the notes to consolidated financial statements.

     (d)  Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all deposits with a maturity of three months or less to be cash equivalents.

     (e)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for parts and raw materials and the average method for work in process and supplies.

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements


     (f)  Marketable Investment Securities

     Marketable investment securities at March 31, 1999 and 1998 consist of debt and equity securities that have readily determinable fair values and are classified as "available-for-sale".

     The Company's available-for-sale securities are reported at fair value with unrealized gain or losses net of differed taxes reported as a separate component of accumulated other comprehensive income (loss) included in stockholders' equity.

     A decline in the market value of any available-for-sale securities below cost that is deemed other than temporary results is charged to earnings resulting in the establishment of a new cost basis for the security.

     Realized gains and losses for securities classified as available-for-sale securities are included in earnings and are derived using the average method for determining the cost of securities sold.

     (g)  Investment in an Affiliated Company

     Investment in the common stock of an affiliated company is accounted for by the equity method.

     (h)  Depreciation

     Depreciation of property, plant and equipment is computed by the declin-ing-balance method over the estimated useful lives of assets.

     (i)  Amortization

     Patent purchased from Borg-Warner Automotive K.K. is amortized on a straight-line basis over a period of eight years.
3

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

(j)  Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to earnings for the years ended March 31, 1999, 1998 and 1997 amounted to Y1,218,158 thousand ($10,105 thousand), Y1,236,354 thousand and Y1,280,682 thousand, respectively.

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

     (l)  Retirement and Severance Benefits

     The Company accounts for its defined benefit pension plans and retirement plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions".

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in the year ended March 31, 1999. SFAS No. 132 amends SFAS No. 87 and revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the recognition or measurement of those plans and will not affect the Company's consolidated financial position and results of operations. All prior years disclosures have been restated to conform with the provisions of SFAS No. 132.

     (m)  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with United Sates generally accepted accounting principles. Actual results could differ from those estimates.

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements


(n)  Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (o)  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" from the year beginning April 1, 1998. Comprehensive income consists of net earnings, change in foreign currency translation adjustments, change in net unrealized gains (losses) on marketable investment securities and change in minimum pension liability adjustment, and is included in the consolidated statements of stockholders' equity. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's consolidated financial position and results of operations. All prior years consolidated financial statements have been reclassified to conform with the provisions of SFAS No. 130.

(2)  U.S. Dollar Amounts

     The accompanying consolidated financial statements are expressed in Japanese yen as of and for the year ended March 31, 1999, the currency of the country in which the Company operates. The translation of Japanese yen amounts into U.S. dollar amounts is included solely for the convenience of readers and has been made at the rate of Y120.55 to US $1, the approximate rate of exchange reported by the Tokyo Foreign Exchange Market on March 31, 1999. Such translation should not be construed as a representation that the amounts shown could be converted into U.S. dollars at the above rate.

(3)  Short-term Investments

     Short-term investments, at cost, which approximate market, at March 31, 1999 and 1998 consisted of the following:

          Japanese yen(thousands)  U.S. dollars(thousands)
                         1999      1998      1999
                         --------  -------   -----------
Time deposits with
 a maturity of more
 than three months  Y    -         335,550   $-

Certificates of deposit
 purchased under
  resale agreements      7,510,017  8,144,263 62,298
                         ---------  --------  --------
                         Y7,510,017 8,479,813 $62,298
                         ========== ========= ========
5

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements


(4)      Inventories

         Inventories at March 31, 1999 and 1998 are summarized as follows:

                Japanese yen(thousands)   U.S. dollars(thousands)
                       1999    1998              1999
                       ------- -------       --------------
Work in process Y1,166,246  1,205,766 $ 9,674
Raw materials      325,995     201,060    2,704
Supplies           188,322     132,685    1,562
Goods in transit   78,680      21,661        653
                       ----------- --------- ---------
                       Y 1,759,243 1,561,172 $ 14,593
                       ============= =========== ============
(5)      Marketable Investment Securities

         The cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at March 31, 1999 and 1998 were as follows:

                                   Japanese yen (thousands)
                                   Gross       Gross
                                   Unrealized  Unrealized
                                 ------------  ---------------
                               Cost    Holding   Holding   Fair
                                        Gains    Losses    Value
                               -----  -------- ----------  --------

At March 31, 1999:
         Available-for-sale:
            Debt security \Y   100,000    -      -         100,000
Equity securities      521,352 26,433   82,886   464,899
                               -------  -------  --------  ---------
                            Y  621,352  26,433   82,886    564,899
                            ========= =======  ========  =========

                            Japanese yen (thousands)
                               Gross      Gross
                            Unrealized  Unrealized
                            ----------- ------------
                            Cost  Holding    Holding  Fair
                                      Gains    Losses    Value
                            ------ --------- -------- --------
At March 31, 1998:
         Available-for-sale:
            Debt security \Y   100,000    -      -        100,000
            Equity securities  521,903  27,915   103,388 446,430
                               -------- -------- ------- --------
                            Y  621,903  27,915   103,388 546,430
                               ======== ======== ======== =========

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements


                               U.S. dollars (thousands)
                            -------------------------
                               Gross      Gross
                            Unrealized  Unrealized
                            ----------  ------------
                            Cost  Holding    Holding  Fair
                                      Gains    Losses    Value
                            -------   -------  ------ ----------
Fair Value
At March 31, 1999:

         Available-for-sale:
            Debt security      $830     -        -         830
            Equity securities  4,324  219      687       3,856
                               ------ ------ -------  -----------
                            $ 5,154   219      687       4,686
                               ====== ====== ======== ==========

The debt security at March 31, 1999 is due in 2001.

         Net realized gains during the years ended March 31, 1999, 1998 and 1997 were insignificant.

         (6)  Income Taxes

         The Company is subject to a number of taxes based on income, which in t the aggregate result in a normal income tax rate of approximately 47%, 51% and 51% for the years ended March 31, 1999, 1998 and 1997. The Company's subsidiary in the United States was not liable to pay income taxes in 1999 and 1998.

         Amendments to Japanese tax regulations were enacted into law on March 31, 1998. As a result of these amendments, the normal income tax rate was reduced from approximately 51% to 47% effective from April 1, 1998. Current income taxes were calculated at the tax rate of 51% in effect for the year ended March 31, 1998. Deferred income taxes at March 31, 1998 were measured at the rate of 47%. The effect of the income tax rate reduction on deferred income tax balances at March 31, 1998 was insignificant.

    Amendments to Japanese tax regulations were also enacted into law on March 24, 1999. As a result of these amendments, the normal income tax rate is to be reduced from approximately 47% to 41% effective from April 1, 1999. Current income taxes were calculated at the tax rate of 47% in effect for the year ended March 31, 1999. Deferred income taxes at March 31, 1999 were measured at the rate of 41%. The effect of the income tax rate reduction on deferred income tax balances at March 31, 1999 was insignificant.

   The effective income tax rates of the Company for the years ended March 31, 1999, 1998 and 1997 differ from the normal income tax rate for the following reasons:

                                        1999   1998   1997
                                        ------ --------  ---------
Computed normal income tax rate  47.0%    51.0%     51.0%
Other                              (2.7)     (0.2)    (0.3)

Effective income tax rate      44.3%    50.8%    50.7%
7

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

         Net deferred income tax assets and liabilities are reflected on the accompanying consolidated balance sheets under the following captions:

            Japanese yen(thousands)   U.S. dollars(thousands)
                               1999   1998          1999
                               ------ ---------  ----------
Prepaid expenses and
 other current assets Y   321,867  243,499   $ 2,669
Noncurrent liabilities (343,527)(483,882)   (2,849)
                               ---------  -------   ----------
                       \  Y    (21,660) (240,383) $ (180)
                               ========= ========= ===========

   Change in net deferred income tax assets and liabilities is allocated as follows.

                Japanese yen(thousands) U.S. dollars(thousands)
                ----------------------- -----------------------
                            1999    1998   1997          1999
                            ------ ------ -------        -------
Earnings \           Y    (287,287)107,443(3,678)     $ (2,383)
Stockholders' equity -
 accumulated other
  comprehensive income
 (loss): Foreign
   currency translation
          adjustments      56,596 (67,078) 2,483           469
         Net unrealized gains
          (losses) on marketable
    investment
           securities     11,968  (86,731)(155,592)      100
         Minimum pension
          liability
          adjustment      -      -       12,375          -
                       ---------- ------ --------   -----------
                       Y (218,723)(46,366)(144,412)   $(1,814)
                       =========== ======= ======== ============

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1999 and 1998 are presented below:

            Japanese yen(thousands)     U.S. dollars(thousands)
            -----------------------     ------------------------
                          1999 1998              1999
                          ------ ------             -------
Deferred tax assets:
         Business tax  Y  101,981  124,557       $  846
         Employee bonus    41,693     -             346
         Accrued expenses 204,496  169,270         1,697
         Accrued pension
   and severance
   cost            105,396  102,521          874
         Marketable
         investment
         securities       23,203    35,171          192
                          -------  --------     ----------
         Total deferred
          tax assets   476,769 431,519       3,955
                          -------  --------      -------
Deferred tax liabilities:
         Allowance for doubtful
          receivables     26,304   50,328        218
         Capital gain deferred in
           connection with the
           acquisition of new
           property
            (see note 10) 327,346  394,509      2,715
         Special depre-
           ciation     23,861    34,271        198
         Loss for invest-
          ment            41,918   47,402        348
         Investment in an
           affiliated
           company     79,000    145,392       656
                       ------- --------   ---------

         Total deferred
           tax liabi-
            lities     498,429   671,902     4,135
                       -------   -------  ---------
         Net deferred
         tax liabilities Y(21,660)(240,383) $  (180)
                     =========== ========= ===========
   There was no valuation allowance on deferred tax assets at March 31, 1999 and 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at March 31, 1999.

  The Company's corporate tax returns through March 31, 1995 have been examined by the Japanese tax authorities.
                                         9

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements


(7)      Retirement and Severance Benefits

  Employees of the Company are covered by the following defined pension and severance benefit plans.

         The Company has an unfunded lump-sum payment retirement plan covering substantially all employees. Under the plan, employees are entitled to lump-sum payments based on current rate of pay, length of service and certain other factors upon retirement or termination of employment for reasons other than dismissal for cause. The Company also has a funded pension plan covering substantially all employees who meet age and service plan requirements. Net periodic benefit costs of the plans were calculated using the unit credit actuarial cost method.

   Directors and statutory auditors are covered by a separate plan. It was not the policy of the Company to fund the retirement and severance benefits described above.

  Net periodic benefit costs for the Company's retirement and severance defined benefits plans for the years ended March 31, 1999, 1998 and 1997 are Y177,227 thousand ($1,470 thousand), Y173,433 thousand and Y176,329 thousand, respectively.

   Benefit obligations, fair value of plan assets, funded status of the plans as of March 31, 1999 and 1998 and related information are as follows:

            Japanese yen (thousands)  U.S. dollars(thousands)
            ------------------------  -------------------------
                    1998      1997            1998
                   -----     ------             ------
Benefit obliga-
 tions at end of year  Y 1,893,040    1,515,871  $  15,703
Fair value of plan
 assets at end of year    758,224     684,396       6,289
                        -----------     --------    ---------
Funded status        Y    1,134,816     831,475  $  9,414
                        ============    =======     ==========
Accrued pension and severance cost recognized in the consolidated balance sheets

                            Y  485,435    413,999        $  4,027
                               ===========   ==========    ========
Actuarial present value of accumulated benefit obligations at end of year

                            Y  1,243,659     1,016,626   $ 10,317
                              =========== ==========  =========
Employer contribution Y     111,817     108,053     $ 928
                             =========== =========   =========
Benefits paid        Y      71,149      58,801      $ 590
                           ==============  ==========  ==========
Actuarial assumptions:
         Discount rate                       4.00%  4.50%
         Assumed rate of salary increase     4.16%  4.16%
Expected long-term rate of return
           on plan assets                 4.50%  4.50%
10

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements


(8)      Legal Reserve and Cash Dividends

   The Japanese Commercial Code provides that at least 10% of any cash payments out of retained earnings be appropriated as a legal reserve until such reserve equals 25% of stated capital. This reserve is not available for dividends, but may be used to reduce a deficit or be transferred to stated capital. Presently, the legal reserve is equal to the maximum requirement of 25% of stated capital.

  Cash dividends charged to retained earnings during the three years ended March 31, 1999, 1998 and 1997 represent dividends paid out during those years. The accompanying consolidated financial statements do not include any provision for a dividend to be proposed by the Board of Directors of Y20,000 ($166) per share aggregating Y1,100,000 thousand ($9,125 thousand) and reversal of reserve for replacement of property amounting to Y50,122 thousand ($416 thousand) in respect of the year ended March 31, 1999 (see note 10).

(9)      Other Comprehensive Income (Loss)

         Change in accumulated other comprehensive income (loss) is as follows:

                       Japanese yen (thousands)  U.S. dollars(thousands)
                       ------------------------  -----------------------
                                      1999      1998       1999
                                      -------  --------  ----------
Foreign currency translation adjustments:
         Balance at beginning of year Y(69,869)  2,387   $(580)
         Adjustments for the year       (29,954) (72,256)  (248)
                                        --------- -------- --------
         Balance at end of year         (99,823) (69,869)  (828)
                                        --------  -------- ------

Net unrealized gains (losses) on marketable
  investment securities:
         Balance at beginning of year (40,303) 49,538    (334)
         Increase (decrease) in net
          unrealized gains
         (losses) on marketable investment
           securities                   7,053    (89,841)  58
                                        -------- --------- --------
         Balance at end of year         (33,250) (40,303)  (276)
                                        -------  --------- --------
Total accumulated other comprehensive income
  (loss):
         Balance at beginning of year (110,172)  51,925(914)
         Other comprehensive income
          (loss) for the year, net of tax (22,901)  (162,097)(190)
                                          -------- -------- -------
         Balance at end of year     Y (133,073)  (110,172) $(1,104)
                                        ========== ========== ===========
11

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements



    Tax effects allocated to each component of other comprehensive income (loss) are as follows:

                                        Japanese yen (thousands)
                                        --------------------------
                                                  Tax
                                        Before-(expense) Net-of-
                                          tax    or      tax
                                        amount  benefit amount
                                       -------- --------- --------
1999:
Foreign currency translation
 adjustments                       Y  26,642 (56,596) (29,954)
Net unrealized gains (losses)
  on marketable
  investment securities               19,021 (11,968)   7,053
                                     ------ ---------   --------
 Other comprehensive income (loss) Y  45,663 (68,564) (22,901)
                                      ======== ======= =========

1998:
         Foreign currency translation
      adjustments                 Y   (139,334)67,078 (72,256)
         Net unrealized gains (losses)
           on marketable
           investment securities      (176,572)  86,731    (89,841)
                                      --------- -------- ----------
         Other comprehensive income(loss)Y(315,906)153,809 (162,097)
                                       ========== =========== =========
1997:
         Foreign currency translation
          adjustments                     Y  4,870  (2,483)  2,387
         Net unrealized gains (losses)
          on marketable investment
          securities                    (305,083) 155,592 (149,491)
         Minimum pension liability
          adjustment                      24,265 (12,375)  11,890
                                        -------  -------   ---------
         Other comprehensive income (loss)Y(275,948)140,734  (135,214)
                                          ======== ========= =========
                                          U.S. dollars (thousands)
                                          ---------------------------
                                          Before-tax  Tax (expense) Net-of-tax
                                          amount      or benefit    amount
                                         ---------  ----------- ----------
1999:
         Foreign currency translation
          adjustments                   $    221      (469)       (248)
         Net unrealized gains (losses)
          on marketable
          investment securities              158      (100)       58
                                          --------- ----------    ---------
         Other comprehensive income
              (loss)                      $    379       (569)      (190)
                                           =======  ==========  ============

         12

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

(10)     Balances and Transactions with Affiliated Companies
The Company is a joint-venture corporation and its capital stock is held in equal amounts by NSK Ltd. and Borg-Warner Automotive NW Corporation, a wholly-owned subsidiary of Borg-Warner Automotive, Inc.

         Balances with the affiliated companies at March 31, 1999 and 1998 were as follows:

                          Japanese yen                   U.S. dollars
                          (thousands)                    (thousands)
                          -----------------           --------------------
                          NSK Ltd. Borg-Warner      NSK Ltd.    Borg-Warner
                                   Automotive, Inc.             Automotive, Inc.
                          -------- ---------------- ----------  ----------------

At March 31, 1999:
         Trade accounts receivable Y 6,791,890 18,259 $  56,341   151

         Trade accounts payable       849,238       -      7,045   -
    Other notes payable               26,374        -       219    -
                                       -------   -------  ------   ------
         Net receivable               Y 5,916,278   18,259 $ 49,077  151
                                      ============  =======  ======= ======
At March 31, 1998:
         Trade accounts
          receivable               Y  7,114,854   14,707
                                      ------------- -------------
         Trade accounts payable           877,990        -
         Other notes payable              4,473          -
                                        ------------ --------------
              Net receivable             Y   6,232,391   14,707
                                         =============== ===========
13

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements



   During the years ended March 31, 1999, 1998 and 1997, significant trans-actions with the affiliated companies were as follows:

                   Japanese yen(thousands)   U.S. dollars (thousands)
                   -----------------------   ---------------------------
                   NSK Ltd.      Borg-Warner   NSK Ltd.  Borg-Warner
                                 Automotive, Inc.          Automotive, Inc.
                   ----------    --------------  --------- ------------
1999:
 Sales               Y 29,299,019     76,778     $  243,045     637
 Cost of sales:
  Purchase           5,522,641   119,207       45,812      989
  Pension cost         4,060     -               34      -
  Selling, general and
   administrative expenses:
  Rent                 1,612     -               13     -
  Pension cost         1,375     -               11      -
  Purchase of property,
   plant and equipment 44,778  113,584           371       942
    Sale of property, plant
      and equipment    7,714       -             64     -

1998:
         Sales  Y           31,965,228  63,851
         Cost of sales:
              Purchase          6,136,526  2,977
              Pension cost          3,391      -
         Selling, general and
           administrative expenses:
              Rent                1,821      -
              Pension cost          1,446      -
         Purchase of property,
           plant and equipment 58,000     -

1997:
         Sales                 Y 32,372,975  63,847
         Cost of sales:
              Purchase             6,626,242 3,172
              Pension cost            4,562    -
         Selling, general and
           administrative expenses:
              Rent                    1,672    -
              Pension cost              1,687    -
         Purchase of property,
           plant and equipment
                                        245,230  -
         Sale of property, plant
           and equipment              35,507   -

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements


    On June 30, 1988, the Company sold land and a part of factory buildings of the Fujisawa plant to NSK Ltd. in connection with the relocation of its manufacturing facilities to the new factory in Shizuoka Prefecture. The capital gain resulting therefrom was recognized as income for the year ended March 31, 1989. However, as permitted under the Special Taxation Measures Law, capital gain has been deferred for tax purposes as reserve for replacement of property as an appropriation of retained earnings. The related deferred income tax liability at March 31, 1999 and 1998 in the amount of Y327,346 thousand ($2,715 thousand) and Y394,509 thousand, respectively, has been provided in the accompanying balance sheets (see notes 6 and 8).

(11)     Commitments and Contingent Liability

         At March 31, 1998, the Company had commitments for the purchase of property, plant and equipment of approximately Y2,597,198 thousand ($21,545 thousand). This amount includes a commitment for a purchase of land for new factories of Y2,410,711 thousand ($19,998 thousand).

   The Company utilizes certain facilities, including warehouses and employee dormitories, under cancellable lease agreements with third parties. Rent expense for the years ended March 31, 1999, 1998 and 1997 under the foregoing lease agreements amounted to Y281,764 thousand ($2,337 thousand), Y254,959 thousand and Y231,193 thousand, respectively.

         The Company had no noncancellable lease commitments at March 31, 1999.

    (12) Disclosure About the Fair Value of Financial Instruments

   Cash and cash equivalents, Short-term investments, Receivables, Trade and Other payables and Accrued expenses:

   The carrying amounts approximate fair values because of the short maturity of these instruments.

         Marketable investment securities:

         The fair values of the Company's investments in securities are based on market related prices (see note 5).

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

                                 Notes to Consolidates Financial Statements


(13) Adjustments to Conform with United States Generally Accepted Accoun-ting Principles

                                Japanese yen (thousands)
                         1999                1998               1997
                       --------             ---------        ----------
                  Net      Retained      Net   Retained    Net       Retained
                earnings  earnings at earnings earnings at earnings  earnings at for year  end of year  for yearend of year for year  end of year
                --------   ---------  -------- ---------  ---------- ----------
Per legal books Y2,046,306 23,101,202 2,802,555 22,172,536 3,322,318 20,486,381
Adjustments:
         Bonus to officers  (18,008)  (18,008)(17,640)(17,640)(16,400)(16,400)
         Allowance for doubtful
          receivables       (44,000)  64,000   (3,000)108,000   8,000 111,000
         Special depre-
          ciation           (15,402)  58,056   (16,363)73,458 (20,263)89,821
         Accrued pension
          and severance cost(72,703)  136,258 (72,812) 208,961  3,033 281,773
         Deferred income
          taxes              222,587  361,438(132,843)138,851(23,122)271,694
         Loss for investment     269  101,990  77,058 101,721 15,570  24,663
         Investment in an
          affiliated company 18,184   468,800 157,486 450,616 152,968 293,130
         Accrued expenses 11,667   (251,572)(163,136)(263,239)(200,449)(100,103)
                          ------- ---------- --------- -------- ------ -------
                         102,594  920,962  (171,250) 800,728 (80,663)  955,578
                         ------- -------- ---------- ------- -------- --------
Per accompanying consolidated
financial
statements      Y 2,148,900 24,022,164 2,631,305 22,973,264 3,241,655 21,441,959
                  ========= ========== ========= ========== ========= =========

                                   U.S. dollars (thousands)
                                   -------------------------
                                          1999
                                        -------
                                 Net          Retained
                               earnings      earnings at
                               for year      end of year
                               ---------- -----------------
Per legal books        $      16,975        191,632
Adjustments:
         Bonus to officers     (149)         (149)
         Allowance for doubtful
          receivables          (365)          531
         Special depreciation  (128)          481
         Accrued pension and
          severance cost       (603)         1,130
         Deferred income taxes 1,847         2,998
         Loss for investment     2           846
         Investment in an
          affiliated company   151           3,889
         Accrued expenses       96          (2,087)
                               ------        -------
                                851           7,639
                                ------         ------
Per accompanying consolidated
 financial statements        $ 17,826         199,271
                             =========   ===========

                                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.   The following consolidated financial statements of the Company on pages 27 through 44 of the Company's Annual Report are incorporated herein by reference:

  Independent Auditors' Report

  Consolidated Statements of Operations - three years ended December 31, 1998, 1997 and 1996

  Consolidated Balance Sheets - December 31, 1998 and 1997

  Consolidated Statements of Cash Flows - years ended December 31, 1998, 1997 and 1996

  Consolidated Statements of Stockholders' Equity - years ended December 31, 1998, 1997 and 1996

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

         (b) Reports on Form 8-K.

 No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1998.

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



Date: June 22, 1999

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

3.3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.

*4.1 Indenture, dated as of November 1, 1996, between Borg-Warner Auto-motive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Registration Statement
         No. 333-14717).

*4.2 Indenture, dated as of February 15, 1999, between Borg-Warner Auto-motive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Amendment No. 1 to Registration Statement No. 333-66879).

*4.3 Rights Agreement, dated as of July 22, 1998, between Borg-Warner Auto-motive, Inc. and ChaseMellon Shareholder Services, L.L.C.(incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed on July 24, 1998).

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

*10.12 Service Agreement, dated as of December 31, 1992, by and between Borg-Warner Security Corporation and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit No. 10.10 to Registration State-ment No. 33-64934).

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

++10.16   Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27,
         1993 as further amended and restated effective as of April 1, 1994 (incorporated by reference to Exhibit 10.18 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1995).

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

+*10.21 Amendment to the Change of Control Employment Agreement between the Company and John F. Fiedler effective January 30, 1998 (incorporated by reference to Exhibit 10.23 of the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997).

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

*10.26 Agreement and Plan of Merger dated as of December 17, 1998 by and between Borg-Warner Automotive, Inc., BWA Merger Corp. and Kuhlman Corporation (incorporation by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated as of December 21, 1998).

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

24.1    Power of Attorney

27.1    Financial Data Schedule

99.1    Cautionary Statements.

* Incorporated by reference.
+ Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).