Form 10-Q
period 1999-06-30
BORG WARNER AUTOMOTIVE INC
filed 1999-08-10
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549


                                     FORM 10-Q

                                  QUARTERLY REPORT


                          Under Section 13 or 15(d) of the

                          Securities Exchange Act of 1934

                        For the Quarter ended June 30, 1999

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

On July 31, 1999 the registrant had 26,701,692 shares of Common Stock outstanding.

BORG-WARNER AUTOMOTIVE, INC.
FORM 10-Q
SIX MONTHS ENDED JUNE 30, 1999

                              INDEX
                                             Page No.

PART I.   Financial Information

     Item 1.   Financial Statements

     Introduction                                 2

     Condensed Consolidated Balance Sheets at
     June 30, 1999 and December 31, 1998          3

     Consolidated Statements of Operations for the three
     months ended June 30, 1999 and 1998          4

     Consolidated Statements of Operations for the six
     months ended June 30, 1999 and 1998          5

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 1999 and 1998          6

     Notes to the Consolidated Financial Statements           7

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations     14

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risks                 20

PART II.  Other Information

     Item 1.   Legal Proceedings                  21

     Item 2.   Changes in Securities              21

     Item 3.   Defaults Upon Senior Securities    21

     Item 4.   Submission of Matters to a Vote of
                    Security Holders              21

     Item 5.   Other Information                  21

     Item 6.   Exhibits and Reports on Form 8-K   21

SIGNATURES                                        23
BORG-WARNER AUTOMOTIVE, INC.
FORM 10-Q
SIX MONTHS ENDED JUNE 30, 1999

PART I.

ITEM 1.

A.  Borg-Warner Automotive, Inc. and Consolidated Subsidiaries'
Financial Statements

     The financial statements of Borg-Warner Automotive, Inc. and consolidated subsidiaries (collectively, the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars except share data)

                                                  (Unaudited)
                                        June 30,  December 31,
                                        1999         1998
A S S E T S
Cash and cash equivalents               $    37.2   $   44.0
Receivables                                  224.6      185.4
Inventories                                  169.9      115.7
Deferred income tax asset                    11.0       4.7
Investments in businesses held for sale      227.0      16.8
Prepayments and other current assets         11.9       9.5
                                           ----------  --------
        Total current assets                 681.6      376.1
Property, plant, and equipment at cost       1,145.1    1,004.9
Less accumulated depreciation                436.1      370.4
        Net property, plant and equipment    709.0      634.5
Investments and advances                     145.1      141.9
Goodwill                                     1,039.7    560.4
Deferred income tax asset                    21.3       7.7
Other noncurrent assets                      137.4      125.5
                                        -------------- ----------
Total other assets                           1,343.5    835.5
                                        -------------- ----------
                                             $2,734.1  $1,846.1
                                        ==============  ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                           $    110.1     $145.0
Accounts payable and accrued expenses        395.2      276.9
Income taxes payable                         51.5       32.2
                                        -----------    ----------
        Total current liabilities            556.8      454.1
Long-term debt                               809.0      248.5
Long-term retirement-related liabilities     335.6      318.6
Other long-term liabilities                  49.6       47.6
                                        ------------   ----------
        Total long-term liabilities          385.2      366.2
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued           --          --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued shares of
      27,040,492 in 1999 and outstanding
      shares of 26,701,692 in 1999           0.3         0.2
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; none issued
      and outstanding in 1999                --           --
Capital in excess of par value               715.7      566.0
Retained earnings                            291.0      230.2
Management shareholder note                  (2.0)     (2.0)
Accumulated other comprehensive income       (5.7)      0.5
Common stock held in treasury, at cost:
      338,800 shares in 1999                 (16.2)    (17.6)
                                             -------- -----------
        Total stockholders' equity           983.1      777.3
                                             --------- ----------
                                             $2,734.1   $1,846.1
                                             ========= =========

See accompanying Notes to Consolidated Financial Statements
BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                                   Three Months Ended
                                        June 30,
                                   1999        1998
Net sales                          $  640.8  $ 451.3
Cost of sales                         491.7    359.4
Depreciation                          22.8     19.3
Selling, general and administrative
  expenses                            53.5     34.5
Minority interest                     0.4      0.8
Goodwill amortization                 7.7      4.2
Equity in affiliate earnings and
  other income                       (4.6)     (2.9)
                                     ------- -------
Earnings before interest expense, finance
 charges and income taxes            69.3       36.0
Interest expense and finance charges 12.6        7.0
                                     ------ --------
     Earnings before income taxes    56.7       29.0
Provision for income taxes           20.4        9.4
                                     ------- -------
               Net earnings         $ 36.3   $  19.6
                                   =======    =======

Net earnings per share
Basic                               $   1.36      $  0.84
Diluted                             $   1.35      $  0.83

Average shares outstanding (thousands)
Basic                                   26,701     23,568
                                        =====      =======
Diluted                                 26,886     23,773

Dividends declared per share            $   0.15  $  0.15
                                        ========= =========

See accompanying Notes to Consolidated Financial Statements

BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                                       Six Months Ended
                                        June 30,
                                        1999      1998
                                        ------- --------
Net sales                               $1,192.1  $ 916.0
Cost of sales                           916.1       725.1
Depreciation                            43.3        38.6
Selling, general and administrative
 expenses                               95.9        71.7
Minority interest                       0.8          1.5
Goodwill amortization                   13.4         8.4
Equity in affiliate earnings and
other income                            (7.1)       (8.4)
                                        -------    ------
Earnings before interest expense, finance
charges and income taxes                129.7        79.1
Interest expense and finance charges     21.2        13.0
                                        -------     -------
Earnings before income taxes            108.5        66.1
Provision for income taxes              40.1         20.5
               Net earnings         $   68.4      $  45.6
                                     ==========   ==========
Net earnings per share
Basic                              $   2.71       $  1.94
                                   ============ =============
Diluted                            $   2.69       $  1.92
                                   ============ ============


Average shares outstanding (thousands)
Basic                                   25,285    23,568
                                        ======= ==========
Diluted                                 25,453    23,773
                                        ======= ==========

Dividends declared per share            $  0.30   $  0.30
                                             ========= ========

See accompanying Notes to Consolidated Financial Statements
BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

                                         Six Months Ended
                                             June 30,
                                        1999     1998
                                        ------- ---------
Operating
Net earnings                            $  68.4   $ 45.6
Adjustments to reconcile net earnings
 to net cash flows from operating activities:
Non-cash charges to operations:
     Depreciation                          43.3     38.6
     Goodwill amortization                 13.4      8.4
     Deferred income tax provision          1.6      0.9
     Other, principally equity in affiliate
      earnings                             (2.3)    (5.7)
Changes in assets and liabilities, net of
 effects of acquisitions and divestitures:
     Decrease in receivables               19.8      2.5
     Increase in inventories               (23.4) (16.2)
     Decrease in prepayments and other
      current assets                        (5.7)  (5.4)
     Increase (decrease) in accounts payable
      and accrued expenses                   51.2  (13.9)
     Increase (decrease) in income taxes
      payable                                20.6  (18.2)
     Net change in other long-term assets
      and liabilities                        (3.9)  (9.4)
                                             ------ ------
     Net cash provided by operating
      activities                             183.0   27.2
Investing
Capital expenditures                         (57.9) (55.7)
Investment in affiliates                      5.3    7.6
Payments for businesses acquired             (543.0)  -
Proceeds from sale of businesses               11.5   -
Proceeds from other assets                      2.8  0.8
                                             ------ ------
     Net cash used in investing activities   (581.3) (47.3)
Financing
Net decrease in notes payable                (30.5)   (21.9)
Additions to long-term debt                  433.9     61.4
Reductions in long-term debt                 (1.6)     (1.4)
Payments for purchases of treasury common stock -      (10.9)
Proceeds from options exercised                0.1       0.4
Dividends paid                               (7.5)     (7.1)
                                             ------    -------
Net cash provided by financing
     activities                              394.4       20.5
Effect of exchange rate changes on cash and
     cash equivalents                        (2.9)        0.1
                                             --------   ---------
Net increase (decrease) in cash and
     cash equivalents                        (6.8)        0.5
Cash and cash equivalents at beginning of
      year                                   44.0        13.4
                                             ---------  -------
Cash and cash equivalents at end of period   $  37.2   $ 13.9
                                             ======== =========
Supplemental Cash Flow Information
Net cash paid during the period for:
     Interest                                $  18.6   $ 15.5
     Income taxes                               21.9     24.3

See accompanying Notes to Consolidated Financial Statements
Borg-Warner Automotive, Inc. and Consolidated Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

(1) Research and development costs charged to expense for the three and six months ended June 30, 1999 were $22.2 million and $41.2 million, respectively. Research and development costs charged to expense for the three and six months ended June 30, 1998 were $17.0 million and $33.2 million, respectively.
(2)  Inventories consisted of the following (millions of dollars):

                                 June 30,    December 31,
                                   1999          1998
                              ------------ ---------------
Raw materials                      $ 71.8       $ 57.3
Work in progress                     65.8         32.7
Finished goods                       32.3         25.7
                                   --------    ------
Total inventories                  $169.9       $115.7
                                   ========    =======

(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"), a joint venture based in Japan that manufactures automatic transmission components and systems. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

     The Company's investment in NSK-Warner was $134.7 million at June 30, 1999 and $133.6 million at December 31, 1998.

     Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of June 30, 1999 and March 31, 1999 and statement of income data is presented for the three months ended June 30, 1999 and 1998. The Company's results include its share of NSK-Warner's results for the three and six months ended May 31, 1999 and 1998.

                                        June 30,   March 31,
                                        1999          1999
                                        -------- ----------
Balance Sheet  (in millions)
Current assets                          $ 135.3   $ 143.8
Noncurrent assets                        133.8      137.4
Current liabilities (excluding debt)       64.0      69.9
Noncurrent liabilities (excluding debt)     6.9       6.9

                                        Three Months Ended
                                             June 30,
                                             ----------
                                             1999   1998
                                             ------  --------

Statement of Income     (in millions)
Net sales                                    $  61.7   $  51.6
Gross profit                                    13.1      10.1
Net income                                       5.0       3.0
(4) The Company's provisions for income taxes for the three and six months ended June 30, 1999 and 1998 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S., c) realization of certain business tax credits, including foreign tax credits and research and development credits and d)other non-deductible expenses, such as goodwill.

(5)  Following is a summary of notes payable and long-term debt:

                         June 30, 1999            December 31, 1998
                         Current   Long-Term      Current   Long-Term

DEBT                   (millions of dollars)
Bank borrowings          $108.7    $236.4         $144.4    $ 69.5
Bank term loans due through 2003
(at an average rate of 5.1% at June,
 1999 and 4.6% at
 December 1998)               1.0       23.8           0.2    25.5
7% Senior Notes due 2006,
 net of unamortized discount       -    149.7          -     149.7
6.5% Senior Notes due 2009,
 net of unamortized discount       -    198.2          -         -
7.125% Senior Notes due 2029,
 net of unamortized discount       -    197.2          -         -
Capital lease liability       0.4         3.7        0.4       3.8
Total notes payable and
  long-term debt              $110.1      $809.0  $145.0    $248.5
                              ========  ========= ========  =========

     The Company maintains a $350 million revolving credit facility. At June 30, 1999, $200 million of borrowings under the facility were outstanding; at December 31, 1998, the facility was unused. The facility is available through September 30, 2001. The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional foreign indebtedness.

     On February 22, 1999, the Company issued $200 million of 6.5% senior unsecured notes maturing in February 2009 and $200 million of 7.125% unsecured notes maturing in February 2029 to partially fund the acquisition of Kuhlman Corporation ("Kuhlman ").

(6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of clean-up and other remedial activities at 42 such sites. This number includes sites associated with subsidiaries of Kuhlman which the Company currently expects to enter into agreements to sell by the end of the third quarter. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

     Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at June 30, 1999 of approximately $12.4 million. The Company expects this amount to be expended over the next three to five years.

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

     As of June 30, 1999, the Company had sold $150 million of receivables under a $153 million Receivables Transfer Agreement for face value without recourse. The Company had sold receivables aggregating $125 million under a $127.5 million facility at December 31, 1998.

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

     The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended June 30,







                                        ($ in millions)
                                        Three Months

                                        1999           1998

                    Income                        Income
                    tax       After-              tax       After-
          Pretax    effect     tax      Pretax    effect    tax
          --------- --------  ---------- ------- ---------- ---------
Foreign
currency
 translation
adjustments $(4.7)  $ 1.7     $(3.0)    $(11.5)   $ 3.7     $(7.8)
Net income as reported         36.3                          19.6
                              -------                       -------
Total comprehensive income    $33.3                         $11.8
                              =======                       =======

                              ($ in millions)
                                   Six Months
                              1999           1998
                              Income                        Income
                              tax       After-              tax       After-
                    Pretax    effect     tax      Pretax    effect    tax
                    -------   -------   -------   -------   --------  -----
Foreign currency
 translation adjust-
     ments          $(9.8)    $ 3.6     $(6.2)    $(11.6)   $ 3.7     $(7.9)
Net income as reported                  68.4                          45.6
                                        -------                       -------
Total comprehensive income              $62.2                         $37.7
                                        =======                       =======

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the presentation of descriptive information about reportable segments which is consistent with the information made available to the management of the Company to assess performance. Following is the required information:

Sales

                              Three Months Ended June 30,
                                        1999 1998
                    Customers Inter-segment  Net  Customers Inter-segment  Net
Powertrain Systems  $141.4    $ 0.7     $142.1    $127.0    $ 0.6      $127.6
Automatic Transmission
  Systems           115.2       2.9     118.1      95.3       2.7      98.0
Morse TEC           250.2       7.4     257.6     119.6      12.4     132.0
Air/Fluid Systems   134.0       1.6     135.6     87.6       1.4      89.0
Divested operations N/A         N/A     N/A       21.8       0.0      21.8
Intersegment eliminations -   (12.6)    (12.6)    -         (17.1)    (17.1)

Consolidated        $640.8    $ 0.0     $640.8    $451.3    $ 0.0     $451.3
Sales

Six Months Ended June 30, 1999 1998
                    Customers Inter-segment  Net  Customers Inter-segment  Net

Powertrain Systems  $290.8    $ 1.5     $292.3    $260.2    $ 1.3      $261.5
Automatic Transmission
  Systems           227.6       6.0     233.6     196.0       5.5     201.5
Morse TEC           434.9      14.6     449.5     241.5      19.0     260.5
Air/Fluid Systems   238.8       3.5     242.3     175.3       4.8     180.1
Divested operations N/A         N/A     N/A       43.0        0.0     43.0
Intersegment
  eliminations      -         (25.6)    (25.6)      -        (30.6)   (30.6)
Consolidated        $1,192.1  $ 0.0     $1,192.1  $916.0    $ 0.0     $916.0



                              Earnings Before        Earnings Before
                         Interest & Taxes            Interest & Taxes
                    Three Months Ended June 30,      Six Months Ended June 30,
                      1999              1998         1999               1998
                 --------            --------       ---------      ----------
Powertrain Systems       $ 10.4         $  4.8         $   21.3       $   11.8
Automatic Transmission
  Systems                  14.0            7.9              28.2          18.0
Morse TEC                  27.6           11.5              56.7          30.2
Air/Fluid Systems          13.9            6.3              23.7          13.0
Divested operations        N/A             0.6              N/A            0.1
Intersegment eliminations     -              -           -              -
                         ----------     ---------        --------          ----
Total                      65.9           31.1              129.9         73.1
Corporate, including        3.4            4.9              (0.2)         6.0
 equity in affiliates

Consolidated             $ 69.3         $ 36.0           $  129.7        $79.1
                        ========       ========          ========        ======


                                   Total Assets
                              June 30,      December 31,
                              1999              1998
Powertrain Systems            $  262.3       $  288.1
Automatic Transmission
  Systems                     440.3             434.8
Morse TEC                     1,337.2           649.0
Air/Fluid Systems             433.7             380.0
Divested operations           N/A                 13.9
Intersegment eliminations     (3.8)              (4.9)

Total                         2,469.7        $1,760.9
Corporate, including             264.4           85.2
 equity in affiliates
Consolidated                  $2,734.1       $1,846.1
                              ==========     =========

     The Company's torque converter and connecting rod businesses sold in 1998 had previously been included in the results of the Automatic Transmission Systems segment.

(9) On March 1, 1999, the Company acquired all the outstanding shares of common stock of Kuhlman for a purchase price of approximately $693 million in a merger transaction (the "Merger"). The Company funded the transaction by issuing 3,286,596 shares of the Company's common stock valued at approximately $150 million and borrowing approximately $543 million in cash. Subject to the provisions of the Agreement and Plan of Merger among the Company, BWA Merger Corp., and Kuhlman, dated as of December 17, 1998, each outstanding share of Kuhlman common stock was converted into the right to receive (1) $39.00 in cash, without interest, or (2) $39.00 worth of shares of Borg-Warner Automotive common stock. In addition, the Company assumed additional indebtedness for the settlement of certain long-term incentive programs and severance programs, which amounted to approximately $14 million, net of tax benefits. Substantially all of such payments were made prior to closing, excluding the tax benefit, and are included in Kuhlman's debt balance at the date of the merger. Subsequent to the merger, the Company refinanced Kuhlman's existing indebtedness of $132 million.

     The Company intends to enter into agreements to sell Kuhlman's electrical products businesses by the end of the third quarter. In the June 30, 1999 Consolidated Balance Sheet, the Company's net investment in the electrical products businesses is reflected as an asset held for sale in current assets. The investment includes a portion of the goodwill related to the merger. The amount of goodwill was allocated based on the relative historical performance of the electrical products businesses compared with the total Kuhlman business.
The Company believes that the net investment in the electrical products businesses is not greater than the amounts that the Company will receive upon sale of the businesses. Proceeds from the sales will be used to repay indebtedness.

     The Company has accounted for the merger as a purchase for financial reporting purposes. Accordingly, the Consolidated Statements of Operations include Kuhlman's results since the date of acquisition. The purchase price of Kuhlman is calculated as the sum of the value of the equity issued, the net cash paid, and the Company's transaction costs. A preliminary allocation of the purchase price has been performed with the excess of the purchase price over the book value of the identifiable tangible and intangible assets acquired, less the liabilities assumed and incurred, and the amount allocated to the businesses held for sale, recorded as goodwill to be amortized over a period of 40 years. The actual amount of goodwill will vary from the estimate currently recorded based upon the final purchase price allocation and the difference between the expected and actual proceeds received from the sales of the electrical products businesses. The Company is currently performing a revaluation of the basis of Kuhlman's acquired assets and assumed liabilities to fair value. Changes in goodwill and the related amortization expense resulting from these revaluations may be material. The preliminary allocation of the purchase price is as follows (in millions):

Purchase price                     $  686.2
Transaction costs                       6.8
                                   ----------
Total purchase price               $  693.0

 The purchase price has been allocated as follows (in millions):

Fair value of assets acquired      $  187.8
Businesses held for sale              212.0
Goodwill                              424.8
Liabilities assumed                  (131.6)
                                   ----------
                                   $  693.0
                                   ===========
     The pro forma consolidated statements of operations information was prepared assuming that the merger had occurred on January 1, 1998. The pro forma information includes the following adjustments: i) the effects of amortization of the goodwill related to the merger (which is being amortized over a 40-year life), ii) interest expense on borrowings incurred to finance the merger, iii) the elimination of expenses related to Kuhlman's corporate headquarters which has been closed, iv) exclusion of revenues, costs and expenses for the electrical products businesses, including an allocation of goodwill amortization and interest expense, and v) tax effects of all the preceding adjustments.

 Pro forma (in millions):

                              Six Months Ended
                              June 30, Year Ended
                              1999        1998     December 31, 1998
Revenue                       $1,270.8  $1,146.6  $2,293.3
Net earnings                  69.1      51.7      107.8
Net earnings per share
Basic                         $   2.59  $   1.94  $   4.03
Diluted                       $   2.57  $   1.92  $   4.00

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Borg-Warner Automotive, Inc. (the "Company") operates as a leading global supplier of highly engineered systems and components for vehicle powertrain applications. Its products are manufactured and sold worldwide, primarily to original equipment manufacturers ("OEMs") of passenger cars, sport utility vehicles, trucks, commercial transportation products and industrial equipment. The Company operates manufacturing facilities serving customers in North America, South America, Europe and Asia, and is an original equipment supplier to every major OEM in the world.

The following discussion covers the results of operations for the three and six months ended June 30, 1999 and 1998 and financial condition as of June 30, 1999 and December 31, 1998.

RESULTS OF OPERATIONS

The Company's products fall into four reportable operating segments: Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems. The following tables present net sales and earnings before interest and taxes ("EBIT ") by segment for the three and six months ended June 30, 1999 and 1998 in millions of dollars.

                              Three Months     Six Months
                               Ended June 30,      Ended June 30,
Net Sales                     1999       1998       1999      1998
Powertrain Systems            $142.1    $127.6    $  292.3  $261.5
Automatic Transmission Systems 118.1      98.0      233.6    201.5
Morse TEC                     257.6      132.0       449.5   260.5
Air/Fluid Systems             135.6       89.0       242.3   180.1
Divested operations           -          21.8            -    43.0
                              --------  --------  ---------  --------
                              653.4      468.4     1,217.7   946.6
Intersegment eliminations     (12.6)     (17.1)     (25.6)   (30.6)
                              --------  --------  ---------   -------
Net sales                     $640.8    $451.3    $1,192.1    $916.0
                              ========= ======== ========== ==========

                              Three Months         Six Months
                               Ended June 30,      Ended June 30,
EBIT                          1999       1998      1999      1998
Powertrain Systems            $10.4     $ 4.8     $ 21.3    $11.8
Automatic Transmission Systems 14.0       7.9       28.2     18.0
Morse TEC                      27.6      11.5       56.7     30.2
Air/Fluid Systems              13.9       6.3       23.7     13.0
Divested operations               -       0.6          -      0.1
                              -------    --------   --------  ------

Earnings before interest and
  taxes                       $65.9     $31.1     $129.9    $73.1
                              ========  =======   ======    =======

Consolidated sales of $640.8 million for the quarter ended June 30, 1999 were 42% higher than the second quarter sales in the prior year. Adjusted for the effects of the Kuhlman acquisition and the product lines divested in 1998, sales increased by 14%. As shown in the above table, the improvement was spread across each of the operating segments. Overall, the increase is attributable to strong worldwide vehicle production, the continued popularity of trucks and sport utility vehicles, the trend toward turbocharged direct injected diesel engines in Europe, and increased Borg-Warner Automotive content in new engine and automatic transmission programs. Year over year comparisons also benefit from the negative impacts on 1998 sales of the strike at General Motors and the low installation rate of 4WD drive products on a major truck model.

Powertrain Systems' second quarter 1999 sales and EBIT exceeded 1998 results by $14.5 million and $5.6 million, or 11% and 117%, respectively. The segment benefited from an increase in four-wheel drive installation rates, particularly on Ford light trucks and volume increases for the Mercedes-Benz M-Class All Activity Vehicle. Also, with the stabilization of the Asian economy, shipments to Ssangyong, a division of Daewoo, in Korea showed improvement over the prior year. Given these improvements, year over year Powertrain Systems comparisons are expected to remain strong over the next few quarters. Net of product lines divested in 1998, Automatic Transmission Systems sales and EBIT increased by $20.1 million and $6.1 million, or 21% and 77%, respectively. Strong European demand, stabilized economic conditions in Asia, and improved sales of General Motors mid-sized passenger cars contributed to the improvement. This segment was also heavily impacted by the GM strike in the second quarter of 1998. Automatic Transmission Systems results are expected to remain strong throughout 1999. The Morse TEC segment experienced continued growth as sales and EBIT rose by $125.6 million and $16.1 million, respectively. Net of the effect of the Kuhlman acquisition, sales increased by $39.6 million, or 30%, and EBIT improved by $5.6 million, or 49%. Morse TEC's strong growth is mainly attributable to the increased proportion of direct-injection diesel engines with turbochargers in European passenger cars and the continued strong demand for its chain products at Ford and DaimlerChrysler due to the popularity of overhead cam engines. The positive trend at Morse TEC is expected to continue throughout 1999, particularly as the Company expands its worldwide turbocharger capacity. Air/Fluid Systems sales and EBIT also improved from the second quarter of 1998, with sales increasing by 52% and EBIT by 121%. Net of the business attributed to Air/Fluid Systems as part of the Kuhlman acquisition, sales and EBIT increased by $10.0 million, or 11%, and $2.3 million, or 37%, respectively. The growth was mainly driven by the ramp-up of new engine and transmission programs at Chrysler. Continued growth is expected due to increased worldwide emphasis on reduced emissions and direct injection engines.

Sales for the first six months of 1999 increased 30% to $1,192.1 million from $916.0 million for the first six months of 1998. Adjusted for the effects of the Kuhlman acquisition and the product lines divested in 1998, sales increased by 12%. The Company's year-to-date sales growth has outpaced worldwide automobile and light truck production which increased by 10% and 4% in North America and Europe, respectively, while remaining essentially flat in Japan. The Company expects industry trends to continue to favor the Company throughout the year.

Consolidated gross margin through the first six months of 1999 was 23.2%, up from 20.8% in the first half of 1998. Higher sales volume with a favorable mix, successful cost reduction programs and productivity improvements, inclusion of higher margin business from the Kuhlman acquisition, and divestiture of lower margin operations in 1998 drove the improvement.

The Company has continued its increase in spending on research and development ("R&D") in 1999 in order to maintain and expand its technological expertise in both product and process. Through June 1999, R&D spending has totaled $41.2 million, or 3.5% of sales, a 24% increase over R&D spending in the first half of 1998. Net of the Kuhlman acquisition, R&D spending totaled $36.6 million through the first half of 1999.

Equity in affiliate earnings for the three months ended June 30, 1999 and 1998, amounted to $4.1 million and $2.8 million, respectively. June 1999 year to date versus 1998 totaled $6.1 million and $5.0 million, respectively. Substantially all of the income is related to the Company's stake in its Japanese joint venture, NSK-Warner. Even though the Japanese economy has shown signs of improvement, the Company remains cautious about a substantial recovery and does not expect equity in affiliate earnings to make a significant contribution to overall corporate performance in 1999.

Interest expense and finance charges increased by $8.2 million to $21.2 million through June 1998 due mainly to the additional debt required to fund the Kuhlman acquisition. As a percent of sales, interest expense and finance charges increased to 1.8% from 1.4% in the prior year.

The Company's income taxes are based upon estimated annual tax rates for the year. The effective tax rate used for 1999 reflects certain tax credits related to research and development programs and foreign operations that the Company expects to realize. As such, the anticipated effective income tax rate for 1999 is slightly lower than the standard federal and state tax rates. The effective rate is higher than in 1998 due mainly to the non-deductibility of goodwill related to the Kuhlman acquisition and an increase in income from foreign operations with higher tax rates.

For the quarter ended June 30, 1999, the Company reported net earnings of $36.3 million, or $1.35 per diluted share, an increase of $16.7 million and $0.52, respectively, compared to 1998. Year to date earnings of $68.4 million, or $2.69 per diluted share, far exceeded 1998 earnings for the same period of $45.6 million, or $1.92 per diluted share. The factors discussed above are responsible for the change. Because of the additional shares issued, the Kuhlman acquisition had only a minor impact on earnings per share in the first half of 1999. Net of the Kuhlman acquisition, net income would have been $63.3 million , or $2.69 per diluted share.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash and cash equivalents decreased by $6.8 million at June 30, 1999 compared with December 31, 1998. The $543.0 million cash paid for the acquisition of Kuhlman was partly funded by proceeds from long-term debt issuances and the excess of cash generated from operating activities over capital expenditures. In addition to the cash paid, the Kuhlman acquisition was funded by non-cash consideration, including the exchange of $150.0 million of the Company=s common stock and the assumption, and subsequent refinancing, of $131.6 million of debt.

Cash generated from operations for the six months ended June 30, 1999 totaled $183.0 million. Operating cash flow consisted of net earnings of $68.4 million, $56.0 million of non-cash charges, including $43.3 million of depreciation, and a $58.6 million decrease in net operating assets and liabilities. The increase in depreciation is related to four months of activity at the new Kuhlman business and increased capital expenditures in recent years. The decrease in net operating investment primarily resulted from decreased receivables and increased payables and accruals. Operating cash flow benefited from collection of a $33 million payment a major customer had deferred at year-end 1998, offset partly by increased receivable balances consistent with the increase in sales. The increase in the effective income tax rate as explained above accounts for the impact from income taxes payable.

     For the six months ended June 30, 1999, capital spending increased $2.2 million to $57.9 million compared to the same period of 1998. The Company anticipates that capital spending for full-year 1999 will be significantly higher than 1998 due to the Kuhlman acquisition, additional spending to increase worldwide turbocharger capacity and continued funding of other existing and new programs.

     In the second quarter of 1999, the Company received $11.5 million for the sale of a facility, thereby completing the 1998 divestiture of its torque converter business.

     On February 22, 1999, the Company issued $200 million of 6.5% senior unsecured notes maturing in February 2009 and $200 million of 7.125% unsecured notes maturing in February 2029 to partially fund the Kuhlman acquisition. Free cash flow from operations since this issuance has been used to repay $30.5 million of notes payable. Borrowings under the Company=s revolving credit facilities accounted for the remainder of the additions to long-term debt for the year.

     An agreement with a financial institution to sell, without recourse, eligible receivables was amended from $127.5 million to $153 million in the first quarter of 1999. At June 30, 1999, the Company had sold $150 million of receivables under the agreement and $125 million was sold at December 31, 1998.

     The Company maintains a $350 million revolving credit facility. At June 30, 1999, $200 million of borrowings under the facility were outstanding; at December 31, 1998, the facility was unused. The facility is available through September 30, 2001. The Company believes that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for its current level of operations and planned operations for the remainder of 1999 and for the foreseeable future.

OTHER MATTERS

Acquisition of Kuhlman Corporation

     On March 1, 1999, the Company acquired all the outstanding shares of common stock of Kuhlman, at a purchase price of $693 million. The Company funded the transaction by borrowing approximately $543 million and issuing 3,286,596 shares of Borg-Warner Automotive common stock with a value of $150 million.

     Kuhlman was a diversified industrial manufacturing company that operated in two product segments: industrial products and electrical products. Kuhlman's Schwitzer Group, which included the industrial products business, was a leading worldwide manufacturer of proprietary engine components, including turbochargers, fans and fan drives, fuel tanks, instrumentation, heating/ventilation/air conditioning systems, and other products used primarily in commercial transportation products and industrial equipment. The Company is in the process of integrating the former Schwitzer units and has included their results since the date of the acquisition, including $165.4 million in sales in the consolidated financial statements. The electrical products businesses acquired from Kuhlman include the manufacture of transformers and other products for electrical utilities and industrial users, as well as electrical and electronic wire and cable products for use to enter into agreements in consumer, commercial and industrial applications. The Company does not feel these products fit the strategic direction of the Company and intends to enter into agreements to sell the electrical products businesses by the end of the year. These businesses are accounted for as a business held for sale in the consolidated balance sheets, and as such, no sales or income since the date of acquisition are included in the consolidated results of the Company.

Pending Acquisition of Eaton Corp.'s Fluid Power Division

     On August 3, 1999, the Company announced an agreement to acquire Eaton Corp.'s Fluid Power Division, one of the world's leading manufacturers of powertrain cooling solutions for the global automotive industry, for approximately $310 million. The transaction is expected to close in the second half of 1999 and is subject to customary regulatory review. The Fluid Power Division, with sales of approximately $190 million, designs and produces a variety of viscous fan drive cooling systems primarily for passenger vehicles such as light trucks, sport-utility vehicles and vans. Along with the commercial cooling systems business acquired from Kuhlman in March, 1999, this acquisition will position the Company to globalize modular cooling systems integration opportunities across a full range of vehicle types. The Company is investigating a variety of alternatives for the financing of this acquisition.

Litigation

     As discussed more fully in Note 6 of the Notes to the Consolidated Financial Statements, various claims and suits seeking money damages arising in the ordinary course of business and involving environmental liabilities have been filed against the Company. In each of these cases, the Company believes that it has a defendable position and has made adequate provisions to protect the Company from material losses. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles.

     The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such matter.

Dividends
     On July 20, 1999, the Company declared a $0.15 per share dividend to be paid on August 16, 1999 to shareholders of record on August 2, 1999.

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

     The Company's program to become Year 2000 compliant is being operated on an enterprise-wide basis. A coordinator has been assigned overall administrative responsibility; however, each operating unit is responsible for compliance at its location. As of June 30, 1999, substantially all of the Company's operations had completed remedial actions to become Year 2000 compliant or are expected to be compliant by September 1999. The Company's exposure to an enterprise-wide failure is less likely because of the relative autonomy of the operating units. Key suppliers and other third parties have confirmed their systems and applications that affect the Company will be Year 2000 compliant.

     Concurrent with the Year 2000 effort, the process of upgrading certain business operating systems at a number of operating units to improve both business operations and control is underway. Any new system acquired is required to be certified as Year 2000 compliant. The Company will spend approximately $13 million for new systems, to upgrade systems and equipment and for other efforts to ensure compliance with Year 2000 between 1997 and 1999. These costs will be paid for with cash from operations. The bulk of such spending will provide for system improvements and enhancements including compliance with Year 2000. Through June 30, 1999, spending has totaled approximately $11 million. Spending solely related to Year 2000 compliance is not expected to be material to either the financial position or results of operations for any given period.

     As with any program to upgrade business systems, there are risks that programs will not be completed on schedule and that programs will not accomplish all that they were supposed to accomplish. The chance of this happening throughout the Company is remote. Moreover, the impact of individual failures to upgrade timely and effectively would most likely be a reduced level of quality control for the affected operations and a substantial increase in manual intervention in areas such as material planning and inventory control, statistical process control, and financial and operational recordkeeping.

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

New Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that derivative instruments be measured at fair value. The Company is in the process of determining the effect SFAS 133 will have on the Company's financial position and results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expression are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign automotive production, the continued use of outside suppliers, fluctuations in demand for vehicles containing the Company's products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Cautionary Statements filed as Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 1998.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

The Company's market risk exposure at June 30, 1999 is consistent with the types of market risk and amount of exposure presented in its 1998 Annual Report on Form 10-K.

PART II

Item 1.   Legal Proceedings

          Inapplicable.

Item 2.   Changes in Securities

          Inapplicable.

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

     On April 27, 1999, the Company held its annual meeting of stockholders. At such meeting, William E. Butler, Paul E. Glaske and John Rau were elected as directors to serve for a term expiring in 2002. Each of Andrew F. Brimmer, Jere
A. Drummond, John F. Fiedler, Ivan W. Gorr, John J. Kerley and Alexis P. Michas continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:

William E. Butler   20,169,728     176,223   89,259
Paul E. Glaske      20,149,527     196,424   109,460
John Rau            20,175,217     170,734   83,770

     At such meeting, the selection of Deloitte & Touche LLP as independent auditors was approved by the following votes:

For            Against   Abstain   Not-Voted

20,311,663     16,466    17,822    5,516,017

Item 5.   Other Information

          Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          1. Terms Agreement dated February 17, 1999 among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, for themselves and as Representatives of the other Underwriters named therein.

          4.1  The Company's 6 1/2 % Global Note due 2009.

          4.2  The Company's 7 1/8 % Global Note due 2029.

     27 - Financial data schedule

     (b)  Reports on Form 8-K

     None.
                                      SIGNATURES


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



                              Date: August 10, 1999