Form 10-Q
period 1999-09-30
BORG WARNER AUTOMOTIVE INC
filed 1999-11-15
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549


                                     FORM 10-Q

                                  QUARTERLY REPORT


                          Under Section 13 or 15(d) of the

                          Securities Exchange Act of 1934

                      For the Quarter ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO-----


On October 31, 1999 the registrant had 27,040,492 shares of Common Stock outstanding.




BORG-WARNER AUTOMOTIVE, INC.
FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 30, 1999

INDEX
                                                          Page No.

PART I.   Financial Information

     Item 1.   Financial Statements

          Introduction                                           2

          Condensed Consolidated Balance Sheets at
               September 30, 1999 and December 31, 1998          3

          Consolidated Statements of Operations for the three
               months ended September 30, 1999 and 1998          4

          Consolidated Statements of Operations for the nine
               months ended September 30, 1999 and 1998          5

          Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1999 and 1998          6

          Notes to the Consolidated Financial Statements         7

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations          15

     Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risks                           22

PART II.  Other Information

     Item 1.   Legal Proceedings                                 22

     Item 2.   Changes in Securities                             22

     Item 3.   Defaults Upon Senior Securities                   22

     Item 4.   Submission of Matters to a Vote of
                    Security Holders                             22

     Item 5.   Other Information                                 22

     Item 6.   Exhibits and Reports on Form 8-K                  22

SIGNATURES                                                       23

BORG-WARNER AUTOMOTIVE, INC.
FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 30, 1999

PART I.

ITEM 1.


A.  Borg-Warner Automotive, Inc. and Consolidated Subsidiaries'
Financial Statements


The financial statements of Borg-Warner Automotive, Inc. and consolidated subsidiaries (collectively, the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars except share data)

                                       (Unaudited)
                              September 30,  December 31,
                                  1999          1998
                              -------------  -------------
A S S E T S
Cash and cash equivalents               $   25.2    $   44.0
Receivables                                  215.6     185.4
Inventories                                  175.4     115.7
Deferred income tax asset                    11.5        4.7
Investments in businesses held for sale      227.0      16.8
Prepayments and other current assets          13.7       9.5
                                        -----------    ------
        Total current assets                 668.4     376.1
Property, plant, and equipment at cost     1,139.4    1,004.9
Less accumulated depreciation                414.3      370.4
                                        -----------    ------
        Net property, plant and equipment   725.1      634.5
Investments and advances                    154.6      141.9
Goodwill                                  1,037.5      560.4
Deferred income tax asset                    20.2        7.7
Other noncurrent assets                    140.2       125.5
                                        ---------      -------
        Total other assets               1,352.5       835.5
                                        ---------      -------
                                        $2,746.0        1,846.1
                                        =========     =========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                           $  118.5    $  145.0
Accounts payable and accrued expenses      389.0       276.9
Income taxes payable                        56.0       32.2
                                        -----------   ----------
        Total current liabilities          563.5       454.1
Long-term debt                             777.4       248.5
Long-term retirement-related liabilities   336.2       318.6
Other long-term liabilities                 48.2        47.6
                                        -----------    -------
        Total long-term liabilities        384.4       366.2
Capital stock:
     Preferred stock, $.01 par value; authorized
     5,000,000 shares; none issued         --             --
     Common stock, $.01 par value; authorized
     50,000,000 shares; issued shares of
     27,040,492 in 1999 and outstanding
      shares of 26,721,192 in 1999           0.3         0.2
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; none issued
      and outstanding in 1999                --           --
Capital in excess of par value             715.7       566.0
Retained earnings                          314.1       230.2
Management shareholder note                 (2.0)       (2.0)
Accumulated other comprehensive income       7.9         0.5
Common stock held in treasury, at cost:
     319,300 shares in 1999                (15.3)     (17.6)
                                           ---------   -------
        Total stockholders' equity          1,020.7     777.3
                                           ---------    -------
                                             $2,746.0    $1,846.1
                                             =========   =========

See accompanying Notes to Consolidated Financial Statements
BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                                      Three Months Ended
                                     September 30,
                                          1999         1998
Net sales                               $  589.7  $ 431.6
Cost of sales                              458.6    340.4
Depreciation                                 22.6    18.9
Selling, general and administrative expenses 51.0    34.1
Minority interest                            0.4      0.9
Goodwill amortization                        7.7      4.3
Equity in affiliate earnings and other income(3.9)   (0.5)
                                             ------   ------
Earnings before interest expense, finance
           charges and income taxes          53.3    33.5
Interest expense and finance charges         10.5     7.6
                                             ------   ------
     Earnings before income taxes            42.8    25.9
Provision for income taxes                   15.4     8.6
                                             ------  ------
               Net earnings                  $ 27.4  $ 17.3
                                             ======= =======

Net earnings per share
          Basic                              $ 1.03  $  0.74
                                             ======== =======
          Diluted                            $ 1.02  $  0.73
                                             ======== ========

Average shares outstanding (thousands)
          Basic                                26,716   23,509
                                             ========= ======
          Diluted                              26,810  23,690
                                             ======== ========

Dividends declared per share                 $    0.15 $  0.15
                                             ======== ========

See accompanying Notes to Consolidated Financial Statements

BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                                       Nine Months Ended
                                         September 30,
                                          1999   1998
                                        -------  -------
Net sales                               $1,781.8  $1,347.6
Cost of sales                           1,374.7   1,065.5
Depreciation                            65.9      57.5
Selling, general and administrative
  expenses                              146.9     105.8
Minority interest                       1.2       2.4
Goodwill amortization                   21.1      12.7
Equity in affiliate earnings and other
     income                             (11.0)    (8.9)
                                        -------- ---------
Earnings before interest expense, finance
charges and income taxes                183.0     112.6
Interest expense and finance charges     31.7     20.6
          Earnings before income taxes  151.3     92.0
Provision for income taxes              55.5       29.1
                                        -------   --------
               Net earnings          $   95.8     $  62.9
                                        ========= =========
Net earnings per share
Basic                                   $ 3.73    $  2.68
                                        ========= ==========
Diluted                                 $ 3.71    $  2.65
                                        ========= ==========
Average shares outstanding (thousands)
Basic                                   25,716     23,509
Diluted                                 25,856     23,690
                                        ========= =========

Dividends declared per share            $ 0.45    $  0.45

See accompanying Notes to Consolidated Financial Statements
BORG-WARNER AUTOMOTIVE, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

                                         Nine Months Ended
                                           September 30,
                                          1999      1998
                                        --------- ---------
Operating
Net earnings                            $  95.8   $ 62.9
Adjustments to reconcile net earnings to
  net cash flows from operating activities:
Non-cash charges to operations:
     Depreciation                            65.9   57.5
     Goodwill amortization                   21.1   12.7
     Deferred income tax provision           2.7     1.9
     Other, principally equity in affiliate
      earnings                               (14.0) (9.2)
Changes in assets and liabilities, net of
      effects of acquisitions and divestitures:
     Decrease (increase) in receivables      31.7  (32.1)
     Increase in inventories                 (28.0) (22.2)
     Decrease in prepayments and other
          current assets                     (1.3)  (7.0)
     Increase (decrease) in accounts payable and accrued
     Expenses                                41.9   (9.1)
     Increase (decrease) in income taxes
          payable                            24.7  (20.8)
     Net change in other long-term assets
          and liabilities                    (8.1)  (0.5)
                                             ------ -------
Net cash provided by operating activities      232.4  34.1
Investing
Capital expenditures                         (92.8)  (78.8)
Investments in affiliates                    10.2      7.6
Payments for businesses acquired             (543.0)     -
Proceeds from sale of businesses             11.5      41.8
Proceeds from other assets                    3.5       2.0
          Net cash used in investing
          activities                         (610.6)   (27.4)
Financing
Net decrease in notes payable                (27.6)     (18.3)
Additions to long-term debt                  583.8       34.4
Reductions in long-term debt                 (183.1)     (1.7)
Payments for purchases of treasury common stock    -    (13.0)
Proceeds from options exercised              0.6       0.4
Dividends paid                               (11.5)    (10.6)
                                             -------    -------
Net cash provided by financing activities      362.2      8.8
Effect of exchange rate changes on cash
     and cash equivalents                      (2.8)      0.4
                                             --------     -------
Net increase (decrease) in cash and cash
     equivalents                               (1.7)
Cash and cash equivalents at beginning of year    44.0      13.4
                                             ----------   --------
Cash and cash equivalents at end of period   $  25.2        $ 11.7
                                             ==========     =======
Supplemental Cash Flow Information
Net cash paid during the period for:
     Interest                                $  44.0   $ 20.5
     Income taxes                               34.3     34.8

See accompanying Notes to Consolidated Financial Statements

Borg-Warner Automotive, Inc. and Consolidated Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

(1) Research and development costs charged to expense for the three and nine months ended September 30, 1999 were $24.1 million and $65.3 million, respectively. Research and development costs charged to expense for the three and nine months ended September 30, 1998 were $17.2 million and $50.4 million, respectively.

(2)  Inventories consisted of the following (millions of dollars):
                    September 30,       December 31,
                         1999                1998
                    --------------      -------------
Raw materials        $ 70.2                  $ 57.3
Work in progress       71.5                  32.7
Finished goods         33.7                  25.7
                    -----------         ------------
Total inventories    $ 175.4                 $ 115.7
                    ============        ============
(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"), a joint venture based in Japan that manufactures automatic transmission components and systems. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

The Company's investment in NSK-Warner was $145.4 million at September 30, 1999 and $133.6 million at December 31, 1998.

Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of September 30, 1999 and March 31, 1999 and statement of income data is presented for the three and six months ended September 30, 1999 and 1998. The Company's results include its share of NSK-Warner's results for the three and nine months ended August 31, 1999 and 1998.

                          September 30,  March 31,
                           1999            1999
                         ---------      ---------
Balance Sheet                 (in millions)
Current assets                     $ 169.6   $ 143.8
Noncurrent assets                    159.3     137.4
Current Liabilities (excluding debt)  83.4      69.9
Noncurrent liabilities (excluding debt)8.2       6.9

                               Three Months Ended
                                 September 30,
                                   1999       1998
                              -----------  ----------
Statement of Income                (in millions)
Net sales                          $  72.3   $  51.3
Gross profit                          14.8      10.5
Net income                             6.0       3.6
                   Six Months Ended
                              September 30,
                              1999        1998

Statement of Income     (in millions)
Net sales                     $ 134.4   $ 103.0
Gross profit                    28.0       20.6
Net income                       11.0       6.5

(4) The Company's provisions for income taxes for the three and nine months ended September 30, 1999 and 1998 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S.,
c) realization of certain business tax credits, including foreign tax credits and research and development credits and d)other non-deductible expenses, such as goodwill.

(5)  Following is a summary of notes payable and long-term debt:

                         September 30, 1999  December 31, 1998
                         ------------------  -----------------
                         Current   Long-Term Current   Long-Term

DEBT                               (millions of dollars)
Bank borrowings               $115.6    $64.1     $144.4    $ 69.5
Bank term loans due through 2003
(at an average rate of 5.2% at
 September,1999 and 4.6% at
 December 1998)               2.3       15.1        0.2       25.5
7% Senior Notes due 2006,
 net of unamortized discount     -      149.7      -         149.7
6.5% Senior Notes due 2009,
 net of unamortized discount      -     198.2          -         -
8% Senior Notes due 2019, net
 of unamortired discount           -    149.9          -         -
7.125% Senior Notes due 2029,
 net of unamortized discount      -     197.2          -         -
Capital lease liability          0.6      3.2        0.4       3.8
                              -------  --------    -------    -------
Total notes payable and
     long-term debt             $118.5  $777.4    $145.0     $ 248.5
                              ======== ========   ========  =======


     The Company maintains a $350 million revolving credit facility. At September 30, 1999, and December 31, 1998, the facility was unused. The facility is available through September 30, 2001. The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional foreign indebtedness.

On February 22, 1999, the Company issued $200 million of 6.5% senior unsecured notes maturing in February 2009 and $200 million of 7.125% unsecured notes maturing in February 2029 to partially fund the acquisition of Kuhlman Corporation ("Kuhlman ").
On September 28, 1999, the Company issued $150 million of 8.0% senior unsecured notes maturing in September 2019 to partially fund the acquisition of the Fluid Power Division of Eaton Corporation ("Eaton"). Since the Eaton acquisition was not effective until October 1, 1999, the proceeds from the debt issuance were used to repay the Company's borrowings under its revolving credit facility.

(6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of clean-up and other remedial activities at 39 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at September 30, 1999 of approximately $12.2 million. The Company expects this amount to be expended over the next three to five years.

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

As of September 30, 1999, the Company had sold $150 million of receivables under a $153 million Receivables Transfer Agreement for face value without recourse. The Company had sold receivables aggregating $125 million under a $127.5 million facility at December 31, 1998.

(7) Comprehensive income is a measurement of all changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders. For the Company, this includes foreign currency translation adjustments in addition to net earnings. The amounts presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income.
The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended September 30,

($ in millions)
Three Months
                         1999                          1998
                         Income                        Income
                         tax       After-              tax       After-
               Pretax    effect     tax      Pretax    effect    tax
               -------   --------  -------   -------   --------  ------
Foreign currency
 translation
 adjustments    $21.3    $ (7.7)   $13.6     $ 2.8     $(0.8)    $ 2.0
Net income as
     reported                      27.4                           17.3
                                   ------                        -------
     Total comprehensive income    $41.0                         $19.3
                                   ======                        =======

($ in millions)
Nine Months
                         1999                          1998
                         Income                        Income
                         tax       After-              tax       After-
               Pretax    effect     tax      Pretax    effect    tax
               -------   --------  -------   -------   --------  ------

Foreign currency
 translation
  adjustments   $11.6    $ (4.2)   $7.4      $(8.8)    $ 2.9     $(5.9)
Net income as reported             95.8                           62.9
                                   -----                         ------
Total comprehensive income         $103.2                        $57.0
                                   =======                       =======

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the presentation of descriptive information about reportable segments which is consistent with the information made available to the management of the Company to assess performance. Following is the required information:

                                   Sales
          Three Months Ended September 30,1999         1998
               Customers Inter-segment  Net  Customers Inter-segment  Net

Powertrain Systems  $127.7    $ 0.5     $128.2    $117.7    $ 0.5    $118.2
Automatic Transmission
  Systems           97.4        1.1      98.5      81.5       1.9     83.4
Morse TEC           237.6       6.7     244.3     122.2       8.5     130.7
Air/Fluid Systems   115.0       1.7     116.7     80.5        1.6      82.1
Divested operations 12.0        1.5     13.5      29.7        0.7      30.4
Intersegment
  eliminations        -       (11.5)     (11.5)     -       (13.2)    (13.2)
Total               589.7       -       589.7     431.6       -       431.6
Corporate, including
  equity in affiliates   -      -       -            -           -        -
Consolidated        $589.7    $ 0.0      $589.7   $451.3    $ 0.0     $431.6

                                   Sales
                         Nine Months Ended September 30,1999     1998
               Customers Inter-segment  Net  Customers Inter-segment  Net

Powertrain Systems  $418.6    $ 1.9     $420.5    $377.9    $ 1.8  $379.7
Automatic Transmission
  Systems           299.7       5.4     305.1     254.3       6.7     261.0
Morse TEC           672.5      21.3     693.8     363.8      27.4     391.2
Air/Fluid Systems   353.8       5.2     359.0     255.8       6.4     262.2
Divested operations 37.2        3.3      40.5     95.8       1.5      97.3
Intersegment
     eliminations   -         (37.1)     (37.1)     -       (43.8)  (43.8)
Total               1,781.8     -    1,781.8      1,347.6     -     1,347.6
Corporate, including
  equity in affiliates -        -        -         -          -      -
Consolidated        $1,781.8  $ 0.0  $1,781.8     $1,347.6  $ 0.0 $1,347.6

          Earnings Before               Earnings Before
          Interest & Taxes              Interest & Taxes
          Three Months Ended Sept. 30,  Nine months Ended Sept. 30,
                         1999        1998       1999            1998

Powertrain Systems       $  8.3         $  4.6    $   29.5       $   16.4
Automatic Transmission
  Systems                  11.6           10.2        41.7           30.2
Morse TEC                  31.1           17.4        94.4           52.6
Air/Fluid Systems           6.8            4.1        30.3           17.0
Divested operations        (1.8)           1.1        (4.5)          (1.3)
                         ------         -----          -----          ----
Total                  56.0              37.4           191.4             114.9
Corporate, including       (2.7)          (3.9)       (8.4)          (2.3)
 equity in affiliates
Consolidated             $ 53.3         $ 33.5    $  183.0       $  112.6

                                   Total Assets
                              September 30,  December 31,
                                   1999              1998
Powertrain Systems       $  266.5       $  288.1
Automatic Transmission
  Systems                   381.9          386.6
Morse TEC                 1,361.8          649.0
Air/Fluid Systems           428.6          380.0
Divested operations          48.4           62.1
Intersegment elimination    (4.1)           (4.9)
                         ----------          --------
Total                     2,483.1       $1,760.9
Corporate, including        262.9           85.2
  equity in affiliates
Consolidated             $2,746.0       $1,846.1
                         =========      ==========
The Company's torque converter and connecting rod businesses sold in 1998, as well as the powdered metal business sold in October, 1999, have previously been included in the results of the Automatic Transmission Systems segment.

Acquisition of Kuhlman Corporation

In March 1, 1999, the Company acquired all the outstanding shares of common stock of Kuhlman for a purchase price of approximately $693 million in a merger transaction (the "merger"). The Company funded the transaction by issuing 3,286,596 shares of the Company's common stock valued at approximately $150 million and borrowing approximately $543 million in cash. Subject to the provisions of the Agreement and Plan of Merger among the Company, BWA Merger Corp., and Kuhlman, dated as of December 17, 1998, each outstanding share of Kuhlman common stock was converted into the right to receive (1) $39.00 in cash, without interest, or (2) $39.00 worth of shares of Borg-Warner Automotive common stock. In addition, the Company assumed additional indebtedness for the settlement of certain long-term incentive programs and severance programs, which amounted to approximately $14 million, net of tax benefits. Substantially all of such payments were made prior to closing, excluding the tax benefit, and are included in Kuhlman's debt balance at the date of the merger. Subsequent to the merger, the Company refinanced Kuhlman's existing indebtedness of $132 million.

As was originally intended when the merger was announced, the Company has completed the sale of Kuhlman Electric and has entered into a definitive agreement to sell Kuhlman Corporation's other electrical products business, Coleman Cable. In the September 30, 1999 Consolidated Balance Sheet, the Company's net investment in the electrical products businesses is reflected as an asset held for sale in current assets. The investment includes a portion of the goodwill related to the merger. The amount of goodwill was allocated based on the relative historical performance of the electrical products businesses compared with the total Kuhlman business. The Company believes that the net investment in the electrical products businesses is not greater than the amounts that the Company will receive upon sale of the businesses. Proceeds from the sales will be used to repay indebtedness.

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

Purchase price           $  686.2
Transaction costs             6.8
                         ---------
Total purchase price     $  693.0
                         =========

 The purchase price has been allocated as follows (in millions):

Fair value of assets acquired      $  187.8
Businesses held for sale              212.0
Goodwill                              424.8
Liabilities assumed                  (131.6)
                                   ----------
                                   $  693.0
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

Pro forma (in millions):

                    Nine Months Ended
                    September 30,        Year Ended
                    1999        1998     December 31, 1998
                    ------    ------         --------------
Revenue             $1,860.5  $1,690.6       $2,293.3
Net earnings            96.5      72.2          107.8
Net earnings per share
Basic               $    3.61 $    2.68 $    4.03
Diluted             $    3.59 $    2.65 $    4.00

The pro forma results are presented for informational purposes only and do not purport to be indicative of what the actual results would have been had the merger occurred as described above for the periods presented. The pro forma consolidated statements of operations information should not be considered indicative of the results of future operations of the merged companies.

Sale of Kuhlman Electric

On October 7, 1999, the Company completed the sale of Kuhlman Electric, a producer of transformers for the utility industry to Carlyle Group, L.L.C. for approximately $120 million less debt of about $1 million. This business was acquired as part of the Kuhlman acquisition in March 1999, at which time it was announced that it did not strategically fit the Company's core businesses and would be sold.

Definitive Agreement to Sell Coleman Cable

On August 23, 1999, the Company signed a definitive agreement to sell Coleman Cable, a producer of wire and cable for utilities and other industries, to a group of equity investors including management for an estimated $144 million less debt of approximately $4 million. This business was also acquired as part of the Kuhlman acquisition in March 1999, at which time it was announced that it did not strategically fit the Company's core businesses and would be sold. The September 30, 1999 balance sheet includes the Company's investment in both Kuhlman Electric and Coleman Cable.

Acquisition of Eaton Corp.'s Fluid Power Division

Effective October 1, 1999, the Company acquired Eaton's Fluid Power Division, one of the world's leading manufacturers of powertrain cooling solutions for the global automotive industry, for approximately $310 million. The Fluid Power Division, with sales of approximately $190 million, designs and produces a variety of viscous fan drive cooling systems primarily for passenger vehicles such as light trucks, sport-utility vehicles and vans. Along with the commercial cooling systems business acquired from Kuhlman in March, 1999, this acquisition will position the Company to globalize modular cooling systems integration opportunities across a full range of vehicle types. To partially finance the acquisition, the Company issued $150 million of 8.0% senior unsecured notes maturing September 2019. The remainder of the financing was funded in October, 1999 by bank borrowings.

Sale of Forged Powdered Metal Business

On October 7, 1999 the Company completed its sale of its forged powdered metal business in Gallipolis, Ohio to GKN Sinter Metals, Inc., a subsidiary of UK-based GKN plc. This transaction is not expected to have a material impact on the Company's earnings for the fourth quarter of 1999. The forged powdered metal business was originally acquired as part of the Company's purchase of the Precision Forged Products Division of Federal-Mogul Corporation in 1995. It was determined that this business did not offer a strategic fit with the Company's core expertise in designing and developing shift quality modules for automatic transmissions. Sales for the nine months ended September 30, 1999 totaled $40.5 million and 1998 full year sales amounted to $47.5 million.

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

The following discussion covers the results of operations for the three and nine months ended September 30, 1999 and 1998 and financial condition as of September 30, 1999 and December 31, 1998.

RESULTS OF OPERATIONS

The Company's products fall into four reportable operating segments:
Powertrain Systems, Automatic Transmission Systems, Morse TEC and Air/Fluid Systems. The following tables present net sales and earnings before interest and taxes ("EBIT") by segment for the three and nine months ended September 30, 1999 and 1998 in millions of dollars.

               Three Months          Nine Months
               Ended September 30, Ended     September 30,
Net Sales       1999       1998      1999      1998
               --------  --------  -------   ---------
Powertrain Systems  $128.2 $118.2  $  420.5   $379.7
Automatic Trans-
 mission Systems      98.5   83.4     305.1    261.0
Morse TEC            244.3   130.7    693.8    391.2
Air/Fluid Systems    116.7    82.1    359.0    262.2
Divested operations   13.5    30.4     40.5    97.3
                    -----    ------     -----     -----
                     601.2     444.8     1,818.9  1,391.4
Intersegment
  eliminations       (11.5)    (13.2)      (37.1)   (43.8)
                    --------  --------  --------- ---------
Net sales           $589.7    $431.6    $1,781.8 $1,347.6
                    ========= ========= ========= ========

                         Three Months         Nine Months
                         Ended September 30,  Ended September 30,

EBIT                      1999      1998       1999      1998
                         ------    -------   ------    --------
Powertrain Systems        $ 8.3    $ 4.6     $ 29.5     $16.4
Automatic Transmission
     Systems               11.6     10.2       41.7     30.2
Morse TEC                  31.1     17.4       94.4     52.6
Air/Fluid Systems           6.8      4.1       30.3     17.0
Divested operations        (1.8)     1.1       (4.5)    (1.3)
                         -------   -------   --------  --------
Earnings before interest
     and taxes           $56.0     $37.4     $191.4      $114.9
                         ======== ========= ========= =========

The Company's 1999 third quarter sales were the highest in the third quarter in the Company's history. Consolidated sales for the quarter ended September 30, 1999 of $589.7 million were 37% higher than third quarter sales in the prior year. Adjusted for the effects of the Kuhlman acquisition and the product lines divested in 1999 and 1998, sales increased by 17%. As shown above, the improvement was spread across each of the operating segments, with above-average internal growth accounting for a significant portion of the increase. Overall, the increase in sales is attributable to strong worldwide vehicle production, the continued popularity of light trucks and sport utility vehicles, the trend toward turbocharged direct injected diesel engines in Europe, and increased Borg-Warner Automotive ("BWA") content in new engine and automatic transmission programs that improve fuel economy and emissions. Year over year comparisons also benefit from the negative impacts on 1998 sales of the strike at General Motors and the low installation rate of 4WD drive products on a major truck model.

Powertrain Systems' third quarter 1999 sales and EBIT exceeded 1998 results by $10.0 million and $3.7 million, or 9% and 80%, respectively. The segment benefited from an increase in four-wheel drive installation rates, particularly on Ford light trucks and volume increases for the Mercedes-Benz M-Class All Activity Vehicle. Also, with the stabilization of the Asian economy, shipments to Ssangyong, a division of Daewoo, in Korea showed improvement over the prior year. Given these improvements, year over year Powertrain Systems comparisons are also expected to remain strong throughout 1999. Net of product lines divested in 1999 and 1998, Automatic Transmission Systems sales and EBIT increased by $15.1 million and $1.4 million, or 18% and 14%, respectively. Strong European demand, stabilized economic conditions in Asia, and improved sales of General Motors mid-sized passenger cars contributed to the improvement. This segment was also heavily impacted by the GM strike in the second and third quarters of 1998. Automatic Transmission Systems results are also expected to remain strong throughout 1999. The Morse TEC segment experienced continued growth as sales and EBIT rose by $113.6 million and $13.7 million, respectively. Net of the effect of the Kuhlman acquisition, sales increased by $28.9 million, or 22%, and EBIT improved by $7.6 million, or 44%. Morse TEC's strong growth is mainly attributable to the increased proportion of direct-injection diesel engines with turbochargers in European passenger cars and the continued strong demand for its chain products and systems for engines, automatic transmissions and four-wheel drive products. The positive trend at Morse TEC is expected to continue in the coming quarters, particularly as the Company expands its worldwide turbocharger capacity. Air/Fluid
Systems sales and EBIT also showed improvement over the third quarter of 1998, with sales increasing by 42% and EBIT by 66%. Net of the business attributed to Air/Fluid Systems as part of the Kuhlman acquisition, sales and EBIT increased by $10.4 million, or 13%, and $2.3 million, or 56%, respectively. The growth was mainly driven strong demand for emission enhancement products. Continued growth is expected due to increased worldwide emphasis on reduced emissions and direct injection engines.

Sales for the first three quarters of 1999 increased by 32% to $1,781.8 million from $1,347.6 million for the first nine months of 1998. Adjusted for the effects of the Kuhlman acquisition and the product lines divested in 1999 and 1998, sales increased by 17%. The Company's year-to-date sales growth has outpaced worldwide automobile and light truck production which increased by 10% and 4% in North America and Europe, respectively, while remaining essentially flat in Japan. The Company expects to see continued strong growth in engine components and systems through next year, with industry trends favoring vehicles with good BWA content.

Consolidated gross margin through the first nine months of 1999 was 22.8%, up from 20.9% in the first three quarters of 1998. Higher sales volume with a favorable mix, successful cost reduction programs and productivity improvements, inclusion of higher margin business from the Kuhlman acquisition, and divestiture of lower margin operations in 1998 drove the improvement.

The Company has continued its increase in spending on research and development ("R&D") in 1999 in order to maintain and expand its commitment to be a product leader, and includes spending on promising initiatives that should result in significant future sales. Through September 1999, R&D spending has totaled $65.3 million, or 3.7% of sales, a 30% increase over R&D spending in the first three quarters of 1998. Net of the Kuhlman acquisition, R&D spending totaled $57.2 million through September 1999.
R&D spending should continue to exceed historical R&D levels in the coming quarters as the Company focuses on new initiatives.

Equity in affiliate earnings for the three months ended September 30, 1999 and 1998, amounted to $3.1 million and $0.5 million, respectively. September 1999 year to date versus 1998 totaled $9.2 million and $5.4 million, respectively. Substantially all of the income is related to the Company's stake in its Japanese joint venture, NSK-Warner. Equity in affiliate earnings has improved over the prior year, despite a relatively flat Japanese market, largely because of the implementation of effective cost control programs at NSK-Warner. Even though the Japanese economy has shown signs of improvement, the Company remains cautious about a substantial recovery.

Interest expense and finance charges increased by $11.1 million to $31.7 million through September 1999, due mainly to the additional debt required to fund the Kuhlman acquisition. As a percent of sales, interest expense and finance charges increased to 1.8% from 1.5% in the prior year.

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

For the quarter ended September 30, 1999, the Company reported net earnings of $27.4 million, or $1.02 per diluted share, an increase of $10.1 million and $0.29, respectively, compared to 1998. Year to date earnings of $95.8 million, or $3.71 per diluted share, exceeded 1998 earnings for the same period of $62.9 million, or $2.65 per diluted share. The factors discussed above are responsible for the change. Because of the additional shares issued, the Kuhlman acquisition had only a minor impact on earnings per share through September 1999. Net of the Kuhlman acquisition, net income would have been $90.6 million, or $3.51 per diluted share.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash and cash equivalents decreased by $18.8 million to $25.2 million at September 30, 1999 compared with December 31, 1998. The $543.0 million cash paid for the acquisition of Kuhlman was partly funded by proceeds from long-term debt issuances and the excess of cash generated from operating activities over capital expenditures. In addition to the cash paid, the Kuhlman acquisition was funded by non-cash consideration, including the issuance of $150.0 million of the Company's common stock, the increase in the receivables transfer agreement by $25 million and the assumption, and subsequent refinancing, of $131.6 million of debt.

Cash generated from operations for the nine months ended September 30, 1999 totaled $232.4 million. Operating cash flow consisted of net earnings of $95.8 million, $75.7 million of non-cash charges, including $65.9 million of depreciation, and a $60.9 million decrease in net operating assets and liabilities. The increase in depreciation is related to seven months of activity at the new Kuhlman business and increased capital expenditures in recent years, offset slightly by businesses divested in 1998. The decrease in net operating investment primarily resulted from decreased receivables, greater inventory consistent with the increase in business levels and increased payables and accruals. Operating cash flow benefited from collection of a $33 million payment a major customer had deferred at year-end 1998, offset partly by increased receivable balances consistent with the increase in sales. The increase in the effective income tax rate as explained above accounts for the impact from income taxes payable.

For the nine months ended September 30, 1999, capital spending increased $14.0 million to $92.8 million compared to the same period of 1998. The Company anticipates that capital spending for full-year 1999 will be significantly higher than 1998 due to the Kuhlman acquisition, additional spending to increase worldwide turbocharger capacity and continued funding of other existing and new programs.

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

On September 28, 1999, the Company issued $150 million of 8.0% senior unsecured notes maturing September 2019 to partially fund the acquisition of the Fluid Power Division of Eaton. Since the Eaton acquisition was not effective until October 1, 1999, the proceeds from the debt issuance were used to repay the Company's borrowings under a $350 million revolving credit facility at September 30, 1999. The facility, which was also unused as of December 31, 1998, is available through September 30, 2001.

An agreement with a financial institution to sell, without recourse, eligible receivables was amended from $127.5 million to $153 million in the first quarter of 1999. At September 30, 1999, the Company had sold $150 million of receivables under the agreement and $125 million was sold at December 31, 1998.

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

The electrical products businesses acquired from Kuhlman include the manufacture of transformers and other products for electrical utilities and industrial users, as well as electrical and electronic wire and cable products for use to enter into agreements in consumer, commercial and industrial applications. The Company does not feel these products fit the strategic direction of the Company and, at the time of the purchase of Kuhlman Corporation, announced that it intended to sell the electrical products businesses by the end of the year. These businesses are accounted for as a business held for sale in the consolidated balance sheets as of September 30, 1999, and as such, no sales or income since the date of acquisition are included in the consolidated results of the Company.

Sale of Kuhlman Electric

On October 7, 1999, the Company completed the sale of Kuhlman Electric, a producer of transformers for the utility industry to Carlyle Group, L.L.C. for approximately $120 million less debt of about $1 million. This business was acquired as part of the Kuhlman acquisition in March 1999, at which time it was announced that it did not strategically fit the Company's core businesses and would be sold.

Definitive Agreement to Sell Coleman Cable

On August 23, 1999, the Company signed a definitive agreement to sell Coleman Cable, a producer of wire and cable for utilities and other industries, to a group of equity investors including management for an estimated $144 million less debt of approximately $4 million. This business was also acquired as part of the Kuhlman acquisition in March 1999, at which time it was announced that it did not strategically fit the Company's core businesses and would be sold. The September 30, 1999 balance sheet includes the Company's investment in both Kuhlman Electric and Coleman Cable.

Acquisition of Eaton Corp.'s Fluid Power Division

Effective October 1, 1999, the Company acquired Eaton's Fluid Power Division, one of the world's leading manufacturers of powertrain cooling solutions for the global automotive industry, for approximately $310 million. The Fluid Power Division, with sales of approximately $190 million, designs and produces a variety of viscous fan drive cooling systems primarily for passenger vehicles such as light trucks, sport-utility vehicles and vans. Along with the commercial cooling systems business acquired from Kuhlman in March, 1999, this acquisition will position the Company to globalize modular cooling systems integration opportunities across a full range of vehicle types. To partially finance the acquisition, the Company issued $150 million of 8.0% senior unsecured notes maturing September 2019. The remainder of the financing was funded in October, 1999 by bank borrowings.

Sale of Forged Powdered Metal Business

On October 7, 1999 the Company completed its sale of its forged powdered metal business in Gallipolis, Ohio to GKN Sinter Metals, Inc., a subsidiary of UK-based GKN plc. This transaction is not expected to have a material impact on the Company's earnings for the fourth quarter of 1999. The forged powdered metal business was originally acquired as part of the Company's purchase of the Precision Forged Products Division of Federal-Mogul Corporation in 1995. It was determined that this business did not offer a strategic fit with the Company's core expertise in designing and developing shift quality modules for automatic transmissions. Sales for the nine months ended September 30, 1999 totaled $40.5 million and 1998 full year sales amounted to $47.5 million.

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

Dividends

On October 19, 1999, the Company declared a $0.15 per share dividend to be paid on November 15, 1999 to shareholders of record on November 1, 1999.

Year 2000 Issues

The Company is in the process of upgrading certain aspects of its operations to ensure that business systems do not fail to function when the Year 2000 arrives or at other date intervals. The Company has completed its remediation of key systems and equipment with potential Year 2000 issues in the areas of business operating systems, manufacturing operations, operating infrastructure, customers and suppliers. This included an identification of mission critical systems, an assessment of the readiness of applications for Year 2000 and the corrective action needed, if any.

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

The Company's program to become Year 2000 compliant is being operated on an enterprise-wide basis. A coordinator has been assigned overall administrative responsibility; however, each operating unit is responsible for compliance at its location. As of September 30, 1999, substantially all of the Company's operations have completed remedial actions to become Year 2000 compliant. The Company's exposure to an enterprise-wide failure is less likely because of the relative autonomy of the operating units.
Key suppliers and other third parties have confirmed their systems and applications that affect the Company will be Year 2000 compliant.

Concurrent with the Year 2000 effort, the process of upgrading certain business operating systems at a number of operating units to improve both business operations and control is underway. Any new system acquired is required to be certified as Year 2000 compliant. The Company will spend approximately $13 million for new systems, to upgrade systems and equipment and for other efforts to ensure compliance with Year 2000 between 1997 and 1999. These costs will be paid for with cash from operations. The bulk of such spending will provide for system improvements and enhancements including compliance with Year 2000. Through September 30, 1999, spending has totaled approximately $12 million. Spending solely related to Year 2000 compliance is not expected to be material to either the financial position or results of operations for any given period.

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

Item 3 Quantitative and Qualitative Disclosure about Market Risks
The Company's market risk exposure at September 30, 1999 is consistent with the types of market risk and amount of exposure presented in its 1998 Annual Report on on Form 10-K.

PART II

Item 1.    Legal Proceedings

           Inapplicable.

Item 2.    Changes in Securities

           Inapplicable.

Item 3.    Defaults Upon Senior Securities

           Inapplicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

           Inapplicable.

Item 6.    Exhibits and Reports on Form 8-K

           Exhibits

           10.1 First Amendment dated as of March 25, 1999 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998

           27 - Financial data schedule

           (b) Reports on Form 8-K


           Form 8-K

           On August 16, 1999, the Company filed a report on Form 8-K announcing that it had entered into a definitive agreement to acquire the fluid power division of Eaton Corporation for $310 million.

           On September 21, 1999, the Company filed a report on Form
           8-K which attached the consolidated financial statements of Kuhlman Corporation and the Independent Public Accountants' report.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



BORG-WARNER AUTOMOTIVE, INC.
(Registrant)


By    /s/ William C. Cline
       (Signature)
William C. Cline
Vice President and Controller
(Principal Accounting Officer)



Date: November 15, 1999