Form 10-Q
period 2000-03-31
BORGWARNER INC
filed 2000-05-15
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                         For the Quarter ended March 31, 2000

                           Commission file number: 1-12162


                                  BORGWARNER INC.
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

On April 30, 2000 the registrant had 26,490,733 shares of Common Stock outstanding.






                                   BORGWARNER INC.
                                      FORM 10-Q
                          THREE MONTHS ENDED MARCH 31, 2000

                                        INDEX
Page No.

PART I.   Financial Information

Item 1.   Financial Statements

          Introduction                                   2

          Condensed Consolidated Balance Sheets at
               March 31, 2000 and December 31, 1999      3

          Consolidated Statements of Operations for the three
               months ended March 31, 2000 and 1999      4

          Consolidated Statements of Cash Flows for the three
               months ended March 31, 2000 and 1999       5

          Notes to the Consolidated Financial Statements  6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   13

     Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risks                    19

PART II.  Other Information

     Item 1.   Legal Proceedings                          20

     Item 2.   Changes in Securities                      20

     Item 3.   Defaults Upon Senior Securities            20

     Item 4.   Submission of Matters to a Vote of
                    Security Holders                      20

     Item 5.   Other Information                          20

     Item 6.   Exhibits and Reports on Form 8-K           20

SIGNATURES                                                22

                                   BORGWARNER INC.
                                      FORM 10-Q
                          THREE MONTHS ENDED MARCH 31, 2000

                                       PART I.

                                       ITEM 1.


                  A.  BORGWARNER INC. and Consolidated Subsidiaries'
                                 Financial Statements


The financial statements of BorgWarner Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                                 BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (millions of dollars except share data)

                                                (Unaudited)
                                    March 31,     December 31,
                                        2000        1999
A S S E T S
Cash and cash equivalents          $   13.4    $   21.7
Receivables                             276.3      216.2
Inventories                             180.0      164.4
Deferred income tax asset               2.8        2.8
Investments in businesses held for sale 6.7       129.0
Prepayments and other current assets    27.1      24.2
                                        -------   --------
        Total current assets            506.3     558.3
Property, plant, and equipment at cost  1,231.5   1,204.1
Less accumulated depreciation           439.6     408.1
                                        -------  ---------
        Net property, plant and equipment 791.9   796.0
Investments and advances                  158.5   160.3
Goodwill                                1,272.5  1,284.7
Deferred income tax asset                18.3       18.8
Other noncurrent assets                 156.5      152.6
                                        --------  ---------
        Total other assets               1,605.8   1,616.4
                                        ---------  --------
                                         $2,904.0  $2,970.7
                                        ========== ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                           $  135.7    $  134.0
Accounts payable and accrued expenses      449.0       433.7
Income taxes payable                        69.5        92.1
                                          ---------  ----------
        Total current liabilities          654.2       659.8
Long-term debt                             767.3       846.3
Long-term retirement-related liabilities   344.6       343.9
Other long-term liabilities                 58.8        63.2
                                          ---------    ---------
        Total long-term liabilities        403.4       407.1
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued             --      --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued shares of
      27,040,492 in 2000 and outstanding
      shares of 26,585,733 in 2000           0.3         0.3
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; none issued
      and outstanding in 2000                --             --
Capital in excess of par value               715.7          715.7
Retained earnings                            382.7          346.4
Management shareholder note                  (2.5)           (2.0)
Accumulated other comprehensive income        2.2           12.3
Common stock held in treasury, at cost:
      454,759 shares in 2000                 (19.3)         (15.2)
                                             ---------    ----------
        Total stockholders' equity            1,079.1     1,057.5
                                             ---------    ----------
                                             $2,904.0    $2,970.7
                                             =========   ============

            See accompanying Notes to Consolidated Financial Statements

                                                BORGWARNER INC.
                                         AND CONSOLIDATED SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    (millions of dollars except share data)

                                       Three Months Ended
                                        March 31,
                                        -----------------
                                   2000        1999
                                   --------  ---------
Net sales                          $ 730.2   $ 551.3
Cost of sales                      550.3       424.4
Depreciation                       26.2        20.5
Selling, general and
  administrative expenses          63.5        42.4
Minority interest                  0.7          0.4
Goodwill amortization              11.0         5.7
Equity in affiliate earnings
  and other income                 (3.5)       (2.5)
                                   -------   ---------
     Earnings before interest
     expense, finance
     charges and income taxes         82.0      60.4
Interest expense and finance charges  15.9       8.6
                                   --------  ----------
     Earnings before income taxes     66.1      51.8
Provision for income taxes            25.1      19.7
                                   --------  --------
               Net earnings        $  41.0   $  32.1
                                   ========= ==========
Net earnings per share
          Basic                    $  1.54   $  1.33
                                   ======== ==========
          Diluted                  $  1.53   $  1.32
                                   ========= ==========
Average shares outstanding (thousands)
          Basic                    26,684     24,172
                                   ========= ===========
          Diluted                   26,772    24,330
                                   ======== ===========
Dividends declared per share       $  0.15   $  0.15
                                   ========= ==========

See accompanying Notes to Consolidated Financial Statements

                                 BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (millions of dollars)

                                   Three Months Ended
                                        March 31,
                                   --------------------
                                   2000        1999
                                   -------   --------
Operating
Net earnings                       $  41.0   $  32.1
Non-cash charges to operations:
     Depreciation                       26.2    20.5
     Goodwill amortization              11.0     5.7
     Deferred income tax provision       -       0.8
     Other, principally equity in
       affiliate earnings               (2.7)   (2.7)
Changes in assets and liabilities, net of effects of
 acquisitions and divestitures:
     (Increase) decrease in receivables (63.0)   24.3
     Increase in inventories            (16.8)  (14.2)
     Increase in prepayments and
      other current assets              (3.2)   (1.7)
     Increase in accounts payable and accrued
          expenses                      17.5    32.7
     Increase in income taxes payable   20.6    18.0
     Net change in other long-term
      assets and liabilities            (7.3)  (15.8)
                                        ------ -------
          Net cash provided
           by operating activities    23.3      99.7
Investing
Capital expenditures                 (28.3)     (27.4)
Payments for businesses acquired         -    (543.0)
Proceeds from sale of business       122.3         -
Payments for taxes on businesses sold  (43.0)      -
Net proceeds from other assets         2.6       3.2
     Net cash provided by
      (used in) investing activities   53.6   (567.2)
Financing
Net increase (decrease) in notes payable 3.6     3.6
Additions to long-term debt             0.5    473.7
Reductions in long-term debt            (79.3)  (0.2)
Payments for purchases of treasury stock (6.1)   -
Proceeds from stock options exercised     0.1    0.1
Dividends paid                          (4.0)   (3.5)
                                        ------ --------
Net cash provided by (used in)
      financing activities              (85.2)  473.7
Effect of exchange rate changes on cash
      and cash equivalents                -     (2.9)
                                        -------  --------
Net increase (decrease) in cash
      and cash equivalents              (8.3)     3.3
Cash and cash equivalents at
     beginning of year                   21.7     44.0
                                        -------- ---------
Cash and cash equivalents at end
     of period                          $  13.4   $  47.3
                                        ======== ==========
Supplemental Cash Flow Information
Net cash paid during the period for:
Interest                                $   20.1  $  8.8
Income taxes                                 56.2    5.6
Non-cash financing transactions:
Issuance of common stock for acquisition$      -    $149.8
Issuance of common stock for management notes 0.5     -
   Issuance of common stock for Executive Stock
     Performance Plan                        1.1      1.1

     See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. and Consolidated Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)



(1) Research and development costs charged to expense for the three months ended March 31, 2000 were $29.7 million. Costs charged to expense for the three months ended March 31, 1999 were $19.0 million.


(2)  Inventories consisted of the following (millions of dollars):

                     March 31,     December 31,
                         2000         1999
                    ----------     -----------
Raw materials        $74.7              $ 76.4
Work in progress       62.3               39.1
Finished goods         43.0               48.9
                    ----------          -------
Total inventories    $180.0             $164.4
                    ==========          ========
(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"), a joint aventure based in Japan that manufactures automatic transmission components and systems. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

The Company's investment in NSK-Warner was $152.3 million at March 31, 2000 and $154.2 million at December 31, 1999.

Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of March 31, 2000 and March 31, 1999 and statement of income data is presented for the three and twelve months ended March 31, 2000 and 1999. The Company's results include its share of NSK-Warner's results for the three months ended February 29, 2000 and February 28, 1999.

                              March 31,  March 31,
                              2000          1999
Balance Sheet                      (in millions)
                                     ---------      --------
Current assets                        $ 197.5   $ 143.8
Noncurrent assets                       156.3      137.4
Current liabilities (excluding debt)     95.1       69.9
Noncurrent liabilities (excluding debt)   5.1       6.9


                              Three Months Ended
                                   March 31,
                              2000        1999
                              ------    --------
Statement of Income     (in millions)
Net sales                          $  88.2   $  69.2
Gross profit                          19.5      18.4
Net income                             9.5       5.7

                              Twelve Months Ended
                                   March 31,
                              2000        1999
Statements of Income          (in millions)
                              --------  ---------
Net sales                     $303.8    $235.9
Gross profit                  64.7        52.6
Net income                    27.7      16.9

(4) The Company's provisions for income taxes for the three months ended March 31, 2000 and 1999 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a)state income taxes, b)foreign rates which differ from those in the U.S., c) realization of certain business tax credits, including foreign tax credits and research and development credits and d)other non-deductible expenses, such as goodwill.

(5)  Following is a summary of notes payable and long-term debt:

               March 31, 2000           December 31, 1999
               Current   Long-Term      Current   Long-Term
DEBT                     (millions of dollars)
               ---------      ------    -------   --------
Bank borrowings     $135.2    $69.2     $133.3     $148.1
7% Senior Notes due 2006,
 net of unamortized
 discount                -     149.7       -        149.7
6.5% Senior Notes due 2009,
 net of unamortized
 discount                -     198.3       -        198.3
8% Senior Notes due 2019,
 net of unamortized
 discount                -     149.9        -       149.9
7.125% Senior Notes due 2029,
 net of unamortized
 discount                -     197.2        -       197.2
Capital lease liability  0.5     3.0       0.7       3.1
                    -------   ------    ------    ------
Total notes payable and
   Long-term debt   $135.7      $767.3  $ 134.0      $846.3
                    ========   ======== ========   ========

The Company maintains a $350 million revolving credit facility. At March 31, 2000, the facility was unused. At December 31, 1999, $66.0 million of borrowings under the facility were outstanding. The facility is available through September 30, 2001.

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

Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimate remediation costs; remediation alternatives; estimate legal fees; and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at March 31, 2000 of approximately $14.4 million. The Company expects this amount to be expended over the next three to five years.

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

As of March 31, 2000, and at December 31, 1999, the Company had sold $150.0 million of receivables under a $153.0 million Receivables Transfer Agreement for face value without recourse.

(7) Comprehensive income is a measurement of all changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders. For the Company, this includes foreign currency translation adjustments, changes in minimum pension liability adjustments and net earnings. The amounts presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income.

The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended March 31,

($ in millions)2000                1999
                         Income                        Income
                          tax      After-              tax       After-
               Pretax     effect    tax      Pretax    effect    tax
               --------  -------  --------  --------  --------  --------
Foreign currency
 translation
 adjustments   $(16.3)   $ 6.2     $(10.1)   $ (5.2)   $ 2.0     $ (3.2)
Net income as reported               41.0                          32.1
                                   --------                      --------
Total comprehensive income         $ 30.9                        $28.9
                                   ======                        ========

The components of accumulated other comprehensive income (net of tax) in the Consolidated Balance Sheets are as follows:

                         March 31,      Dec. 31,
                           2000           1999
                         -------        ---------
Foreign currency
  translation adjustment  $ 2.3          $12.4
Minimum pension
 liability adjustment      (0.1)         (0.1)
                         --------       ----------
                            2.2           12.3
                         ========       ========
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the presentation of descriptive information about reportable segments which is consistent with the information made available to the management of the Company to assess performance.

                              Sales
                         Quarter Ended March 31,
                          2000               1999
                         Inter-                        Inter-
               Customer  segment     Net     Customer  segment   Net
               --------  --------- --------  --------  --------  ---------
Air/Fluid Systems $148.9 $  2.7    $151.6    $106.7    $ 1.9     $108.6
Cooling Systems     80.0    0.1      80.1       9.0      0.3       9.3
Morse TEC          241.3    7.2     248.5     173.8      7.3     181.1
TorqTransfer Systems 146.7  0.6     147.3     149.4      0.8     150.2
Transmission Systems 113.3  2.3     115.6      99.6      2.3     101.9
Divested Operations   -       -         -      12.8      0.8      13.6
Intersegment
 eliminations         -   (12.9)    (12.9)      -      (13.4)    (13.4)
                    ------ -------- ------- -------- -------- ----------
Total               730.2     -     730.2     551.3    -         551.3
Corporate, including
  equity in affiliates   -    -       -         -      -          -
Consolidated        $730.2    $-   $730.2    $551.3    $ -       $551.3

                              Earnings Before
                              Interest & Taxes
               Three Months Ended            Total Assets
               March 31,      March 31,      Dec. 31
                2000      1999               2000        1999
               ------    --------            --------  --------
Air/Fluid Systems   $17.1     $10.2     $  499.7  $  486.4
Cooling Systems      11.0       1.4        564.8     560.8
Morse TEC            34.1      27.1      1,074.0   1,052.3
TorqTransfer Systems 10.4      10.9        275.4     261.3
Transmission Systems 14.7      15.5        361.9     356.0
Divested Operations     -      (1.3)           -         -
                    -------   --------  -----------    --------
Total                87.3      63.8      2,755.8       2,716.8
Corporate, including
 equity in affiliates (5.3)    (3.4)       128.2       253.9
                    --------  --------   ---------     -------
Consolidated        $82.0     $60.4     $2,904.0       $2,970.7
                    ========  ========   ========      ========

The Company's forged powder metal race business sold in 1999 had previously been included in the results of the Transmission Systems segment. Also, effective January 1, 2000, the Company's instrumentation business has been transferred from the Morse TEC segment to Air/Fluid Systems.

(9)  Sale of Coleman Cable
Systems, Inc.

The sale of Coleman Cable Systems, Inc. ("Coleman Cable"), one of the electrical products businesses acquired from Kuhlman Corporation in March 1999, was closed into escrow on December 30, 1999 and cleared escrow on January 4, 2000. The Company's net investment in Coleman Cable was reflected in the December 31, 1999 Consolidated Balance Sheet as an investment held for sale in current assets.
The total sales price of $137 million was comprised of debt securities with a face value of $15 million, and $122 million in cash. The net proceeds from the sale were used to repay indebtedness.

Announcement to Sell Fuel Systems and Kysor/Westran

In April 2000, the Company announced its intention to sell two non-core businesses, which did not fit the Company's strategic focus on powertrain technology, Fuel Systems and Kysor-Westran HVAC. These businesses were acquired as part of the vehicle products business of Kuhlman Corporation in March of 1999. The Fuel Systems unit, currently reported as part of Air/Fluid Systems, produces metal tanks for the heavy truck market in North America. Kysor-Westran HVAC, currently reported as part of Morse TEC, serves the commercial vehicle market in North America and Europe. Proceeds from the sales are expected to be used for general corporate purposes, such as repaying indebtedness or repurchasing the Company's stock on the open market.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

BorgWarner Inc. (the "Company") is a leading global supplier of highly engineered systems and components for powertrain applications. Its products are manufactured and sold worldwide, primarily to original equipment manufacturers ("OEMs") of passenger cars, sport-utility vehicles, trucks, commercial transportation products and industrial equipment. The Company operates manufacturing facilities serving customers in North America, Europe and Asia, and is an original equipment supplier to every major OEM in the world.

The following discussion covers the results of operations for the three months ended March 31, 2000 and 1999 and financial condition as of March 31, 2000 and December 31, 1999.

RESULTS OF OPERATIONS

The Company's products fall into five reportable operating segments: Air/Fluid Systems, Cooling Systems, Morse TEC, TorqTransfer Systems and Transmission Systems. The following tables present net sales and earnings before interest and taxes ("EBIT") by segment for the three months ended March 31, 2000 and 1999 in millions of dollars.

                                   Three Months Ended
NET SALES                               March 31,
                               2000      1999
                              -------   --------
Air/Fluid Systems             $151.6    $108.6
Cooling Systems               80.1       9.3
Morse TEC                     248.5      181.1
TorqTransfer Systems          147.3      150.2
Transmission Systems          115.6      101.9
Divested operations             N/A       13.6
                              -------    -------
                              743.1      564.7
Intersegment eliminations     (12.9)     (13.4)
                              ------     -------
Net sales                     $730.2    $551.3
                              =======   ========
                              Three Months Ended
EBIT                               March 31,
                               2000      1999
                              -------   -------
Air/Fluid Systems        $ 17.1    $ 10.2
Cooling Systems            11.0       1.4
Morse TEC                  34.1      27.1
TorqTransfer Systems       10.4      10.9
Transmission Systems       14.7      15.5
Divested operations         N/A      (1.3)
                         -------   ------
Earnings before interest and taxes $ 87.3    $ 63.8



Consolidated sales of $730.2 million for the quarter ended March 31, 2000 were 32% higher than the first quarter sales in the prior year. Internal growth in sales, comparing businesses owned for both periods, was strong at 12%. This compares favorably with worldwide automobile and truck production, which increased by 7%, 2%, and 4% in North America, Europe and Asia, respectively. As shown in the above table, the improvement was spread across nearly all of the operating segments. Overall, the Company's increase is attributable to strong worldwide vehicle production, the continued popularity of trucks and sport utility vehicles, the trend toward turbocharged direct injected diesel engines in Europe, and increased demand for emission control products. The Company is anticipating the favorable industry trends to continue into the second quarter and expects sales to remain strong throughout the year, despite an anticipated cooling in vehicle builds.

The Air/Fluid Systems segment generated a 40% growth in sales and a 68% improvement in EBIT compared to the prior year. Sales growth for businesses owned both periods was 24% as the segment benefited from increased emission control business in North America and increased content. Continued growth is expected due to the worldwide emphasis on improved operating efficiency and reduced emissions, both of which can be realized through improved air and fuel management.

Cooling Systems' results are not fully comparable to the prior year because of the October 1999 acquisition of the Eaton Fluid Power Division. First quarter EBIT margin of 13.7% compares favorably with the full year 1999 margin of 12.7%.

Morse TEC benefited from strong internal growth as well as the year over year impact of the Kuhlman acquisition. Of the overall 37% sales increase, 17% was related to businesses held both periods. This growth came from new and expanded engine timing programs in every geography, especially Europe, and continued penetration of turbochargers on direct injected diesel engines as well as gasoline engines.

TorqTransfer Systems experienced a modest sales decline as unit volumes were about equal with the prior year, but certain price concessions to customers reduced sales. The segment was successful in cost containment to keep the decline in EBIT to a minimum. Sales are expected to remain fairly flat throughout 2000.

Excluding businesses sold in 1999, Transmission Systems increased sales by 13% due to a strong market and market share gains in shift quality components. However, manufacturing issues, cost economics and R&D spending adversely affected the EBIT comparison. EBIT comparisons are expected to improve some-what as a result of cost containment efforts.

Gross margin was 24.6%, up from 23.0% in the first quarter of 1999. Higher sales volume with a favorable mix, successful implementation of cost reduction programs and productivity improvements, inclusion of higher margin Kuhlman and Eaton businesses, and divestiture of lower margin operations in 1999 drove the improvement. Partially offsetting the margin gain was an increase in selling, general and administrative expenses ("SG&A"). The Company increased its spending on research and development ("R&D") to 4.1% of sales from 3.4% as the Company continued to invest in its product leadership position. In part, the results reflect the mix impact from the newly acquired businesses, which generate a higher level of R&D expenditures. Nevertheless, efforts are being made to keep SG&A and R&D levels more consistent with historical levels. SG&A spending is expected to be near 8% of sales, while R&D spending is targeted in the 4% of sales range.

Goodwill amortization and interest expense and finance charges both increased as a result of our recent acquisitions. Equity in affiliate earnings and other income for the three months ended March 31, 2000 and 1999, amounted to $3.5 million and $2.5 million, respectively. The majority of the income is related to the Company's 50% owned Japanese joint venture, NSK-Warner. NSK-Warner has been able to achieve strong results despite the Asian economy through higher product content per transmission and improved operating efficiency.

The Company's income taxes are based upon estimated annual tax rates for the year. The anticipated effective income tax rate for 2000 is lower than the standard federal and state tax rates due to the expected realization of certain R&D and foreign tax credits, due to foreign rates which differ from those in the U.S. and due to other non-deductible expenses, such as goodwill. The Company expects taxes to be in the range of 38% of sales throughout 2000.

For the quarter ended March 31, 2000, the Company's net earnings of $41.0 million were $8.9 million over 1999's first quarter performance of $32.1 million. Fully diluted earnings per share of $1.53 were 16% ahead of the prior year. The factors discussed above are responsible for the increases.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash and cash equivalents decreased by $8.3 million at March 31, 2000 compared to December 31, 1999. Net cash proceeds of $79.3 million from the sale of businesses and $23.3 million of cash from operations were mainly used to fund $28.3 million of capital expenditures and to pay down $79.3 million of the Company's long-term debt.

Capital spending for the three months ended March 31, 2000 increased by $0.9 million to $28.3 million compared to the same period of 1999. The Company anticipates that capital spending for full-year 2000 will be higher than 1999 in order to fund existing and new programs, but remain at about 6.5% of sales.

Cash generated from operations for the three months ended March 31, 2000 totaled $23.3 million and consists of net earnings of $41.0 million and non-cash charges of $34.5 million, offset by a $52.2 million increase in net operating assets and liabilities. The primary non-cash charges, depreciation and amortization, increased in comparison to the prior year mainly due to the acquisitions made in 1999. Increases in the net operating investment line items are consistent with higher levels of business, including Europe, in 2000. First quarter 1999 cash flows were enhanced by the collection of $33 million in payments a major customer had deferred in December 1998.

The Company repaid $66.0 million of borrowings under its revolving credit facility and $13.3 million of other borrowings between December 31, 1999 and March 31, 2000. The $350 million facility is unused as of March 31, 2000. The Company also spent $6.1 million to repurchase shares into treasury in the first quarter of 2000.

As of March 31, 2000 and December 31, 1999, the Company had sold $150 million of receivables under a $153 million Receivables Transfer Agreement for face value without recourse.

The Company believes that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for its current level of operations and planned operations for the remainder of 2000 and for the foreseeable future.

OTHER MATTERS

Sale of Coleman Cable Systems, Inc.

The sale of Coleman Cable Systems, Inc. ("Coleman Cable"), one of the electrical products businesses acquired from Kuhlman Corporation in March 1999, was closed into escrow on December 30, 1999 and cleared escrow on January 4, 2000. The Company's net investment in Coleman Cable was reflected in the December 31, 1999 Consolidated Balance Sheet as an investment held for sale in current assets.
The total sales price of $137 million was comprised of debt securities with a face value of $15 million, and $122 million in cash. The net proceeds from the sale were used to repay indebtedness.

Announcement to Sell Fuel Systems and Kysor/Westran

In April 2000, the Company announced its intention to sell two non-core businesses, which did not fit the Company's strategic focus on powertrain technology, Fuel Systems and Kysor-Westran HVAC. These businesses were acquired as part of the vehicle products business of Kuhlman Corporation in March of 1999. The Fuel Systems unit, currently reported as part of Air/Fluid Systems, produces metal tanks for the heavy truck market in North America. Kysor-Westran HVAC, currently reported as part of Morse TEC, serves the commercial vehicle market in North America and Europe. Proceeds from the sales are expected to be used for general corporate purposes, such as repaying indebtedness or repurchasing the Company's stock on the open market.

Authorization of Share Repurchase Program

In May 2000, the Company announced that its board of directors had authorized the purchase of up to 1.2 million shares of the Company's common stock. The shares will be repurchased in the open market at prevailing prices and at times and amounts to be determined by management as market conditions and its capital position warrant. Purchased shares will be placed in treasury and may subsequently be reissued for general corporate use.

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

Dividends
On April 10, 2000, the Company declared a $0.15 per share dividend to be paid on May 15, 2000 to shareholders of record as of May 1, 2000.

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The effective date of SFAS 133 was extended to those fiscal years beginning after June 15, 2000 by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" in June 1999. SFAS 133 established accounting and reporting requirements for derivative instruments, including the recognition of all derivative instruments in the statement of financial condition as either assets or liabilities, measured at fair value. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Company is currently performing an assessment of the impact of SFAS 133 on its results of operations, financial condition and cash flows.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expression are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing the Company's products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Cautionary Statements filed as Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 1999.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

The Company's market risk exposure at March 31, 2000 is consistent with the types of market risk and amount of exposure presented in its 1999 Annual Report on Form 10-K.

PART II


Item 1.   Legal Proceedings

          Inapplicable.

Item 2.   Changes in Securities

          Inapplicable.

Item 3.   Defaults Upon Senior Securities

          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Inapplicable.

Item 5.   Other Information

          Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          10.1 - Employment Agreement for Lawrence B. Skatoff

          27.1 - Financial Data Schedule

          99.1 - Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive,Inc.

     (b)  Reports on Form 8-K

          On February 10, 2000, the Company filed a report on Form 8-K announcing the Company had changed its name to BorgWarner Inc. from Borg-Warner Automotive, Inc.




                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                   BORGWARNER INC.
                                   (Registrant)


                              By    /s/ William C. Cline
                                        (Signature)
                                      William C. Cline
                               Vice President and Controller
                               (Principal Accounting Officer)



Date: May 12, 2000