Form 10-K/A
period 1999-12-31
BORGWARNER INC
filed 2000-06-28
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549
                               ----------------------
                                    FORM 10-K/A
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999  Commission file number: 1-12162
                               ---------------------
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

     The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on June 1, 2000 was approximately $1.06 billion. As of June 1, 2000, the registrant had 26,381,833 shares of Common Stock outstanding.

     Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/
                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

          DOCUMENT                 PART OF FORM 10-K INTO WHICH INCORPORATED

BorgWarner Inc. 1999 Annual Report to Stockholders  Parts II and IV

BorgWarner Inc. Proxy Statement for the
2000 Annual Meeting of Stockholders                                   Part III

                                       PART II

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements (including the notes thereto) of the Company and the Independent Auditors' Report as set forth on pages 25 through 43 in the Company's Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1999 and 1998 is set forth in Note 11 of the Notes to Consolidated Financial Statements on page 42 of the Company's Annual Report. For a list of financial statements filed as part of this report, see Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" on page 13.

                             NSK-WARNER KABUSHIKI KAISHA
                                   AND A SUBSIDIARY

                          Consolidated Financial Statements

                            March 31, 2000, 1999 and 1998

                     (With Independent Auditors' Report Thereon)


                            Independent Auditors' Report




The Board of Directors and Stockholders
NSK-Warner Kabushiki Kaisha:


We have audited the accompanying consolidated balance sheets (expressed in yen) of NSK-Warner Kabushiki Kaisha and a subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders equity, and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NSK-Warner Kabushiki Kaisha and a subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000 in conformity with auditing standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been translated into United States dollars solely for the convenience of the reader. We have recomputed the translation and, in our opinion, the consolidated financial statements expressed in yen have been translated into United States dollars on the basis set forth in note 2 of the notes to consolidated financial statements.


KPMG


Tokyo, Japan
April 28, 2000

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY
Consolidated Balance Sheets

                             March 31, 2000 and 1999
            Japanese yen   U.S. dollars        Japanese yen   U.S. dollars
                 (thousands)(thousands)(note 2) (thousands) (thousands)(note 2)

                          Japanese yen       U.S. dollars
                         --------------      --------------
                         (thousands)         (thousands)(note 2)
                         2000      1999           2000
                         ------    --------       -------
Assets
Current assets:
 Cash and cash
  equivalents (note 12)Y      Y308,964       277,331   $2,909
 Short-term investments
 (notes 3 and 12)             9,104,448      7,510,017 85,729
 Receivables (notes
 10 and 12):
     Trade accounts           8,290,782      6,941,942 78,068
     Other                    943,121        480,927   8,880
                              ---------      -------   ---------
          Total receivables   9,233,903      7,422,869 86,948
                              ----------     --------- ---------
Inventories (note 4)          1,901,917      1,759,243 17,909
Prepaid expenses
and other current
assets (note 6)               403,615        322,379   3,801
                              --------       --------- --------
Total current assets          20,952,847     17,291,839 197,296
                              ----------  -----------  ----------
Marketable investment
 securities (notes
 5 and 12)                    674,949        564,899   6,355
Investment in an
affiliated company            833,077        829,293   7,844

Property, plant and equipment, at cost:
Land                          1,538,771      1,474,665  14,489
Buildings                     11,581,814     11,534,526 109,057
Machinery and equipment       20,397,820     19,060,269 192,070
Vehicles                      102,660        102,387    967
Tools, furniture
 and fixtures                 5,072,950      4,791,107 47,768
Construction in
 progress                     884,833        746,066   8,331
                              ---------      --------  --------
                              39,578,848     37,709,020 372,682
Less accumulated
 depreciation                 24,716,843     22,968,089 232,738
                              -----------    ---------- ---------
Net property,
 plant and equipment          14,862,005     14,740,931 139,944
                              -----------    ----------  ---------
Other assets:
Patent, less accumu-
 lated amortization           5,120          3,125     48
Other                         488,576        384,154   4,601
                              ---------      --------  ----------
Total other assets            493,696        387,154   4,649
                              ---------      --------  --------
                    Y         37,816,576     33,814,116 $356,088
                              ==========     ========== =========
Current Liabilities:
Trade payables (notes 10 and 12):
     Notes               Y    1,952,572      1,617,758 $18,386
     Accounts                 4,134,675      3,301,976  38,933
                              -----------    --------- ---------
          Total trade payables 6,087,247     4,919,734  57,319
                              -----------    --------- ----------
Other payables (notes 10 and 12):
          Notes                  632,085     405,880    5,952
          Accounts               638,972     278,806    6,017
                              ------------   --------- ------------
Total other payables           1,271,057     693,686    11,969
                              ------------   --------- -----------
Income taxes payable           1,253,344    1,139,888   11,801
Accrued expenses (note 12)     1,640,462    1,634,434   15,447
Other current liabilities         33,406       20,821      314
                              ---------    ----------- --------
Total current liabilities     10,285,516     8,408,563 96,850
                              ----------     --------- ----------
Noncurrent liabilities:
Accrued pension and severance
  cost (note 7)                    628,403   485,435   5,917
Deferred income taxes (note 6)     281,174   343,527   2,648
                                   -------   -------   --------
Total noncurrent liabilities       909,577   828,962   8,565
                                   ------- ----------- --------
Total liabilities                  11,195,093 9,237,525 105,415
                                   --------- ---------- ---------
Stockholders' equity:
Common stock of Y10,000 par value (note 10)
Authorized 220,000 shares; issued
55,000 shares                      550,000   550,000    5,179
Legal reserve (note 8)             137,500   137,500    1,295

Retained earnings                26,070,613  24,022,164 245,486
Accumulated other compre-
 hensive income (loss)
(notes 6 and 9)                   (136,632)  (133,073)  (1,287)
                                -----------  --------- --------
Total stockholders' equity        26,621,481 24,022,164 245,486
Commitments and contingent
 liability (note 11)
                         Y       37,816,574  33,814,116  $356,088
                                 ==========  =========  =========

See accompanying notes to consolidated financial statements.

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

Consolidated Statements of Earnings

Years ended March 31, 2000, 1999 and 1998

Japanese yen(thousands)  U.S. dollars(thousands)(note 2)

                         2000      1999           1998    2000
                         -----     -----          ----    ------
Sales (note 10)Yen  34,597,079     30,028,699 32,332,267 $325,773
Cost of sales (note 10)26,766,381  23,334,312 24,415,185  252,038
                    -------------  ----------- --------- -------
Gross profit         7,830,698     6,694,387  7,917,082  73,735
                    -------------  ---------- ---------  -------
Selling, general and administrative
  expenses (note 10)2,884,427      2,813,665  2,875,594  27,160
                    ---------      ---------- --------- -------
Operating profit    4,946,271      3,880,722  5,041,488  46,575
                    ----------     ---------  ---------  -------
Other income:
Interest income     57,272         82,924     59,277      539
Exchange gains, net 4,077          25,765     3,777       38
Equity in income of an affiliated
  company           97,210         18,184    157,486   915
Other               193,195        87,510    161,574   1,820
                    -------        -------   --------  -----
                    351,754        214,383   382,114   3,312
                    -------        -------   --------  ------
Other deductions:
Interest expenses   -              371       6,543     -
Losses on retirement of property,
  plant and equip-
  ment, net         69,010         47,605    46,534    650
Other               14,210         191,150   16,377    134
                    ------         --------  -------   ------
                    83,220         238,792   79,454    784
                    -------        --------  ------    ----
Earnings before
  income taxes      5,214,805      3,856,313 5,344,148 49,103
                    ----------     -------- --------- -------
Income taxes (note 6):
Current             2,250,000      1,994,700 2,605,400 21,186
Deferred            (183,644)      (287,287) 107,443   (1,729)
                    ---------      --------- --------  --------
                    2,066,356      1,707,413 2,712,843 19,457
                    ---------      --------- --------- --------

Net earnings Yen    3,148,449      2,148,900 2,631,305 $29,646
                    =========      ========== ======== ========
U.S. dollars   Yen  (note 2)
Net income per
  share (note 1 (m))\57,245        39,071    47,842    $539
                    ========       =======   =======   ======
Dividends per share \60,000        20,000    20,000    $565
                    ==========     ======== ======== ========

See accompanying notes to consolidated financial statements.
                                        NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

                               Consolidated Statements of Stockholders' Equity

                                  Years ended March 31, 2000, 1999 and 1998


     Japanese yen (thousands) U.S. dollars(thousands)(note 2)

                              2000      1999      1998      2000
Common stock:                 -----     ----      -------  ------
     Balance at beginning
      of year  Yen            550,000   550,000   550,000   $5,179
                              --------  -------   -------   ------
     Balance at end of year   550,000   550,000   550,000   5,179
                              --------  --------  --------  ------
Legal reserve:
     Balance at beginning
      of year                 137,500   137,500   137,500   1,295
                              --------  --------  -------   -----
     Balance at end of year   137,500   137,500   137,500   1,295
                              --------  --------  --------  -----
Retained earnings:
     Balance at beginn-
      ing of year             24,022,164 22,973,264 21,441,959 226,198
     Net earnings             3,148,449   2,148,900  2,631,305  29,646
     Cash dividends           (1,100,000)(1,100,000)(1,100,000)(10,358)
                              ----------- ---------- ---------- --------
     Balance at end of year   26,070,613  24,022,164 22,973,264  245,486
                              ----------- ---------- ---------- ---------

Accumulated other comprehensive income
  (loss) (notes 6 and 9):
     Balance at beginning
     of year                  (133,073)   (110,172)  51,925      (1,254)
     Adjustments for the year (3,559)   (22,901)    (162,097)    (33)
                              -------- ----------- ----------    --------
     Balance at end of year   (136,632) (133,073) (110,172)      (1,287)
                              --------- ---------- --------      ---------
Total stockholders' equity Yen 26,621,481 24,576,591 23,550,592 $250,673
                              =========== ========== ========== ========
Disclosure of comprehensive income:
     Net earnings   Yen       3,148,449 2,148,900      2,631,305 $29,646
     Other comprehensive income (loss),
       net of tax (note 9)    (3,559)   (22,901)       (162,097) (33)
                              -------- ----------- ---------- --------
    Comprehensive income Yen 3,144,890  2,125,999  2,469,208 $29,613
                              ========= =========== ========== =========

See accompanying notes to consolidated financial statements.

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended March 31, 2000, 1999 and 1998

                    Japanese yen (thousands)           U.S.
dollars(thousands)(note 2)
                         2000      1999      1998      2000
Cash flows from
 operating activities:
 Net earnings  Yen       3,148,449 2,148,900 2,631,305 $29,646
 Adjustments to reconcile
  net earnings to net cash
  provided by operating activities:
 Depreciation
  and amortization       2,373,900 2,340,937 2,053,227 22,353
 Losses on retirement
  of property, plant
  and equipment, net     69,010    47,605    46,534    650
Equity in income
 of an affiliated
 company                 (97,210)  (18,184)  (90,408)  (915)
Deferred income
 taxes                   (183,644) (287,287) 40,365    (1,729)
Decrease (increase)
 in receivables          (1,821,253)(147,581)397,114   (17,149)
Increase in
 inventories             (143,450) (199,404) (192,585) (1,351)
Decrease (increase)
 in prepaid expenses
 and other current
 assets                  (8,595)   35,415    (32,115)  (81)
Increase (decrease)
 in trade payables       1,185,340 (181,063) (50,286)  11,161
Increase (decrease)
 in other payables       577,371   (221,485) 433,812   5,437
Increase (decrease)
 in accrued expenses     6,289      162,383  (9,139)   59
Increase (decrease)
 in income taxes
 payable                 113,456   (82,301)  (701,296) 1,068
Increase (decrease)
 in other current
 liabilities             12,598    4,245     (11,571)  119
  Other, net             142,968   60,990    46,408    1,346
                         -------- --------- -------- ---------
  Total adjustments      2,226,780 1,514,270 1,930,060 20,968
                         --------- --------- --------- -------
Net cash provided
 by operating
 activities              5,375,229 3,663,170 4,561,365 50,614
                         --------- --------- --------- -------
Cash flows from investing activities:
Decrease (increase)
 in short-term
 investments             (1,594,431) 965,296 (933,329) (15,013)
Proceeds from sale
 of property, plant
 and equipment           1,962     43,745         22,336    18
Payments for pur-
      chase of property,
      plant and equipment(2,474,451)(2,923,493)(2,217,810)(23,300)
Payment for purchase of
 investment in an
 affiliated company           -     (463,899)      -        -
     Increase in all
      other assets       (191,745)  (126,308)     (55,235)  (1,806)
     Other, net           31,031    (20,872)      (48,571)    293
                         -------- -----------   ----------  ---------
     Net cash used in
      investing
      activities         (4,227,634)(2,525,531)(3,232,609)(39,808)
                         ----------- ---------- ---------  --------
Cash flows from financing activities:
     Decrease in short-term
     bank loans               -         -    (910,000)      -
     Dividends paid      (1,100,000)(1,100,000)(1,100,000)(10,358)
                         ----------- ---------- --------- ---------
     Net cash used in
      financing activities(1,100,000)(1,100,000)(2,010,000) (10,358)
                         ------------ ---------- ----------- -------
Effect of exchange rate
 changes on cash and
 cash equivalents        (15,962)       (4,415)  (1,025)    (150)
                         ---------      -------   ------    -------
Net change in cash and
 cash equivalents        31,633         33,224    (682,269) 298
                         --------       ------    --------- -----
Cash and cash equi-
 valents at beginning
 of year                 277,331        244,107   926,376   2,611
                         --------       --------  -------   -------
Cash and cash
 equivalents at end
 of year  Yen            308,964        277,331   244,107   $2,909
                         =======        =======   =======   ======
Supplemental information of cash flows:
 Cash paid during the year for:
     Interest  Yen            -              37   15,340    $ -
          Income taxes   2,136,543      2,077,001 3,306,696 20,118
                         =========      ========= ========= =========

See accompanying notes to consolidated financial statements.
NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2000, 1999 and 1998

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

          The Company's sales for the year ended March 31, 2000 were distributed as follows: one-way clutch and related parts - 55%, friction plates and related parts - 45%.

     (b)  Principles of Consolidation
          NSK-Warner USA Inc., a wholly-owned subsidiary of the Company, was established in the United Stated in January 1997.

          The consolidated financial statements include financial statements of the Company and the subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Basis of Presentation of Financial Statements
          The Company maintains its books of account in conformity with financial accounting standards of Japan. However, the accompanying consolidated financial statements have been prepared in a manner and reflect the adjustments which management believes are necessary to conform with auditing standards generally accepted in the United States of America. Such adjustments are summarized in note 13 of the notes to con-solidated financial statements.

     (d)  Cash Equivalents
          For purposes of the consolidated statements of cash flows, the Company considers all deposits with an original maturity of three months or less to be cash equivalents.

     (e)  Inventories
          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for raw materials and the average method for work in process and supplies.

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements



     (f)  Marketable Investment Securities
          Marketable investment securities at March 31, 2000 and 1999 consist of debt and equity securities that have readily determinable fair values and are classified as "available-for-sale".

          The Company's available-for-sale securities are reported at fair value with unrealized gains or losses net of deferred income taxes reported as a separate component of accumulated other comprehensive income (loss) included in stockholders' equity.

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

     (h)  Depreciation
          Depreciation of property, plant and equipment is computed principally by the declining-balance method over the estimated useful lives of assets.

     (i)  Amortization
          Patent purchased from Borg-Warner Automotive K.K. is amortized on a straight-line basis over a period of eight years.

     (j)  Research and Development
          Research and development costs are expensed as incurred. Research and development costs charged to earnings for the years ended March 31, 2000, 1999 and 1998 amounted to Yen 1,094,118 thousand ($10,302 thousand), Yen 1,218,158 thousand and Yen 1,236,354 thousand, respectively.

     (k)  Income Taxes
          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements



     (l)  Retirement and Severance Benefits
          The Company accounts for its defined benefit pension plans and retirement plans in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions".

     (m)  Net Earnings per Share
          Net earnings per share has been computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during each year.

     (n)  Use of Estimates
          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with auditing standards generally accepted in the United States of America. Actual results could differ from those estimates.

     (o)  Long-Lived Assets and Long-Lived Assets to Be Disposed Of
          The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (p)  New Accounting Standards
          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 for the year beginning April 1, 2001 and is currently assessing the impact of adopting SFAS No. 133. However, based on its quite limited use of derivative financial instruments, management does not anticipate that the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial position or results of operations.

4
NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

(2)  Financial Statement Translation
     The accompanying consolidated financial statements are expressed in Japanese yen as of and for the year ended March 31, 2000, the currency of the country in which the Company operates. The translation of Japanese yen amounts into United States dollar amounts is included solely for the convenience of the reader and has been made at the rate of Yen 106.2 to US $1, the approximate rate of exchange reported by the Tokyo Foreign Exchange Market on March 31, 2000. Such translation should not be construed as a representation that the amounts shown could be converted into United States dollars at the above rate.

    (3)   Short-term Investments
     Short-term investments, at cost, which approximate market, at March 31, 2000 and 1999 consisted of the following:

                              Japanese yen(thousands)U.S. dollars(thousands)
                              2000           1999      2000
Time deposits with a
  maturity of more than
  three months Yen            106,768        -         $1,005
Certificates of deposit purchased
  under resale agreements     8,997,680      7,510,017 84,724
                              ----------     ---------  ------
                         Yen  9,104,448      7,510,017 $85,729
(4)  Inventories              ==========     ========  =======
Inventories at March 31, 2000 and 1999 are summarized as follows:

               Japanese yen(thousands)  U.S. dollars(thousands)
                    2000           1999           2000

Work in process     1,296,839      1,166,246      $12,211
Raw materials       270,914        325,995        2,551
Supplies            237,387        188,322        2,236
Goods in transit    96,777         78,680         911
                    --------       ---------      ------
     Yen            1,901,917      1,759,243      $17,909
                    =========      =========      =======

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements

(5)  Marketable Investment Securities
     The cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at March 31, 2000 and 1999 were as follows:

                         Japanese yen (thousands)
                         Gross               Gross
                         unrealized          unrealized
                         holding             holding

                    Cost      gains     losses    Fair value

At March 31, 2000:
Available-for-sale:
Debt security  yen  100,000   -         -         100,000
Equity securities   521,352   96,832    43,235    574,949
                    --------  --------  --------- --------
                    621,352   96,832    43,235    674,949
                    ======= ========    ========= =======
At March 31, 1999:
Available-for-sale:
Debt security  yen  100,000        -         -    100,000
Equity securities   521,352   26,433      82,886  464,899
                    --------- -------   ------    --------
                    621,352   26,433    82,886    564,899
                    ========= =======   =======   ========

                                   U.S. dollars (thousands)
                                   Gross          Gross
                                   unrealized     unrealized
                                   holding        holding
                                   Cost gains     losses    Fair value

At March 31, 2000:
Available-for-sale:
Debt security            $    942       -    -         942
Equity securities             4,909     911  407       5,413
                              --------  ---- ------    -------
                              $5,851    911  407       6,355
                              ========  ===== =====    ========

The debt security at March 31, 2000 is due in 2001.

Net realized gains or losses during the years ended March 31, 2000, 1999 and 1998 were insignificant.

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

(6)  Income Taxes

     The Company is subject to a number of taxes based on income, which in the aggregate result in a normal income tax rate of approximately 41%, 47% and 51% for the years ended March 31, 2000, 1999 and 1998. The Company's subsidiary in the United States was not liable to pay income taxes in the years ended December 31, 1999 and 1998.

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

     Amendments to Japanese tax regulations were also enacted into law on March 24, 1999. As a result of these amendments, the normal income tax rate was also reduced from approximately 47% to 41% effective from April 1, 1999. Current income taxes were calculated at the tax rate of 47% in effect for the year ended March 31, 1999. Deferred income taxes at March 31, 1999 were measured at the rate of 41%. The effect of the income tax rate reduction on deferred income tax balances at March 31, 1999 was insignificant.

     The effective income tax rates of the Company for the years ended March 31, 2000, 1999 and 1998 differ from the normal income tax rate for the following reasons:
                                        2000      1999      1998
Computed normal income tax rate         41.0%     47.0%     51.0%
Other                                   (1.4)     (2.7)     (0.2)
                                        ------    --------- ------
Effective income tax rate               39.6%     44.3%     50.8%
                                        ======    ========= =======
Net deferred income tax assets and liabilities are reflected on the accompanying consolidated balance sheets under the following captions:

                              Japanese yen(thousands)  U.S. dollars(thousands)
                              2000           1999      2000

Prepaid expenses and
 other current assets         yen394,688   321,867     $3,717
Noncurrent liabilities        (281,174)      (343,527)(2,648)
                              ---------      --------- -----
                               113,514       (21,660) $1,069
                              ========       ========= =======

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

                                 Notes to Consolidated Financial Statements

Change in net deferred income tax assets and liabilities is allocated as follows:

               Japanese yen(thousands)  U.S. dollars(thousands)
                                   2000      1999      1998           2000

Earnings                 (183,644)(287,287)107,443     $(1,729)
Stockholders' equity - accumulated other
comprehensive income (loss):
Foreign currency
 translation adjustments 3,293     56,596    (67,078)  31
Net unrealized gains (losses) on
  marketable investment
  securities             45,177    11,968    (86,731)  425
                         --------- ------    --------  ----------
                         (135,174) (218,723)(46,366) $(1,273)
                         ========= ========  ========= ======

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at March 31, 2000 and 1999 are presented below:


                         Japanese yen(thousands)  U.S. dollars(thousands)
                           2000      1999      2000
Deferred income tax assets:
Business tax   Yen  116,670   101,981        $    1,099
Employee bonus       76,661    41,693             722
Accrued expenses    203,781   204,496             1,919
Accrued pension and
 severance cost     142,285   105,396             1,340
Marketable invest-
 ment securities         -    23,203              -
Other               32,337         -              304
                    -------   --------       --------

Total deferred
 income tax assets 571,734    476,769             5,384
                    --------  -------        --------
Deferred income tax liabilities:
Allowance for doubt-
 ful receivables    28,113    26,304              265
Capital gain deferred in connection
with the acquisition of new
property (see note 10)307,266 327,346             2,893
Special depreciation  19,709  23,861              186
Losses for investment  57,458 41,918              541
Investment in an
 affiliated company      23,699    79,000         223
Marketable investment
 securities              21,975         -         207
                         -------   --------  ---------
Total deferred income
 tax liabilities         458,220   498,429   4,315
                         -------   --------  --------
Net deferred income tax
  assets (liabilities)Yen 113,514(21,660) $1,069
                         ========== ======= ======

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements


     There was no valuation allowance on deferred income tax assets at March 31, 2000 and 1999. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred income tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at March 31, 2000.

     The Company's income tax returns through March 31, 1999 have been examined by the Japanese tax authorities.

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

    Net periodic benefit costs for the Company's retirement and severance defined benefits plans for the years ended March 31, 2000, 1999 and 1998 are Yen 220,268 thousand ($2,074 thousand), Yen 177,227 thousand and Yen 173,433 thousand, respectively.

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

                                 Notes to Consolidated Financial Statements

     Benefit obligations, fair value of plan assets, funded status of the plans as of March 31, 2000 and 1999 and related information are as follows:

                         Japanese yen(thousands)       U.S. dollars(thousands)
                                   2000       1999          2000
Benefit obligations
 at end of year                    2,584,659 1,893,040      $24,337
Fair value of plan
  assets at end of
  year                             904,555   758,224        8,517
                                   --------- --------       --------
Funded status                      1,680,104 1,134,816      $15,820
                                   ========= =========      =========
Accrued pension and
 severance cost recognized
 in the consolidated
 balance sheets                    628,403   485,435        $5,917
Actuarial present                  ========= ==========     =========
 value of accumulated
 benefit obligations
 at end of year               yen  1,532,958 1,243,659    $14,435
                                   ========= =========   =========
Employer contributionyen           116,684   111,817      $1,099
                                   ========== =========  ==========
Benefits paid                 yen  43,433    71,149       $ 409
                                   ========  ========= =========
Actuarial assumptions:
 Discount rate                     3.50%     4.00%
Assumed rate of salary
 increase                          4.69%     4.16%
Expected long-term rate
 of return on plan assets          4.00%     4.50%

(8)Legal Reserve and Cash Dividends

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

     Cash dividends charged to retained earnings during the three years ended March 31, 2000, 1999 and 1998 represent dividends paid out during those years. The accompanying consolidated financial statements do not include any provision for a dividend to be proposed by the Board of Directors of Yen60,000 ($565) per share aggregating yen 3,300,000 thousand ($31,073 thousand) in respect of the year ended March 31, 2000.

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

(9)  Other Comprehensive Income (Loss)
     Change in accumulated other comprehensive income (loss) is as follows:

                    Japanese yen(thousands)  U.S. dollars(thousands)
                                             2000      1999      2000
Foreign currency translation adjustments:
Balance at beginning
 of year  -                             (99,823)  (69,869)       $(941)
Adjustments for
 the year                               (68,432)  (29,954)        (644)
                                        ---------  ---------     -------
Balance at end
 of year                                (168,255) (99,823)        (1,585)
                                        ---------  -------       --------
Net unrealized gains (losses) on marketable
  investment securities:
Balance at begin-
 ning of year                           (33,250)  (40,303)       (313)
Increase in net
  unrealized gains on
  marketable investment
  securities                            64,873    7,053          611
                                        --------  ------         ------
Balance at end
 of year                                31,623    (33,250)       298
                                        --------- --------       ---------
Total accumulated other comprehensive income
  (loss):
Balance at beginning
 of year                                (133,073) (110,172)      (1,254)
Other comprehensive
 income (loss) for the
  year, net of tax                      (3,559)   (22,901)       (33)
                                         -------  --------- ---------
Balance at end of year   yen            (136,632)(133,073)  $(1,287)
                                        ========  ========= =========

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

                                 Notes to Consolidated Financial Statements


Tax effects allocated to each component of other comprehensive income (loss) are as follows:

                                             Japanese yen (thousands)
                                                       Tax
                                     Before-tax     (expense)    Net-of-tax
                                       amount       or benefit     amount


2000:
Foreign currency trans-
 lation adjustments yen       (65,139)  (3,293)   (68,432)
Net unrealized gains
 (losses) on marketable
  investment securities       110,050   (45,177)   64,873
                              --------- ---------- -------
Other comprehensive
 income (loss)           yen  44,911    (48,470)  (3,559)
                              ========= =========  ========
1999:
Foreign currency
 translation adjustments yen 26,642     (56,596)  (29,954)
Net unrealized gains
  (losses) on marketable
   investment securities      19,021    (11,968)  7,053
                              ------    --------  --------
Other comprehensive
 income (loss)           yen  45,663    (68,564)  (22,901)
                              =======   =======   ========
1998:
Foreign currency trans-
 lation adjustments      yen  (139,334) 67,078    (72,256)
Net unrealized gains
 (losses) on marketable
  investment securities       (176,572) 86,731    (89,841)
                              --------- --------  ---------
Other comprehensive
 income (loss)           yen  (315,906) 153,809  (162,097)
                             ========== =======  ==========

                                 U.S. dollars (thousands)
                                          Tax
                                 Before-tax  (expense)   Net-of-tax
                                   amount    or benefit  amount
2000:

Foreign currency trans-
 lation adjustments         $  (613)  (31)     (644)
Net unrealized gains (losses)
  on marketable
  investment securities        1,036  (425)    611
                              -------  ----    -----
Other comprehensive
 income (loss)                 $ 423   (456)   (33)
                               ====== =======  ======

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements


(10)     Balances and Transactions with Affiliated Companies
         The Company is a joint-venture corporation and its capital stock is held in equal amounts by NSK Ltd. and BorgWarner NW Inc., a wholly-owned subsidiary of BorgWarner Inc.

         Balances with the affiliated companies at March 31, 2000 and 1999 were as follows:

                          Japanese yen           U.S. dollars
                          (thousands)          (thousands)
                     NSK Ltd.  BorgWarner Inc. NSK Ltd.  BorgWarner Inc.

At March 31, 2000:
Trade accounts
 receivable   yen7,813,337  181,752       $  73,572      1,711
Other receivable     -      470,068              -       4,427
                 ---------  --------        --------     ------
Trade accounts
 payable           986,112     -             9,286         -
Other accounts
 payable           359,112     -             3,381         -
                 --------- ---------     ----------    --------
Net receivable  yen6,468,113   651,820    $  60,905        6,138
                 ==========   ========   ==========     ========
At March 31, 1999:
Trade accounts
 receivable     yen6,791,890   18,259
                 ----------    -------
Trade accounts
  payable           849,238     -
Other notes payable 26,374      -
                  --------    ---------
Net receivable  yen5,916,278   18,259
                 ============  =======

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

                                 Notes to Consolidated Financial Statements


         During the years ended March 31, 2000, 1999 and 1998, significant transactions with the affiliated companies were as follows:

                     Japanese yen(thousands) U.S. dollars(thousands)
                NSK Ltd.  BorgWarner Inc.      NSK Ltd.  BorgWarner Inc.
2000:
Sales              32,565,998  366,161       $ 306,648   3,448
Cost of sales:
Purchase         6,720,886     2,448           63,285    23
Pension cost       4,141       -                 39       -
Selling, general and
administrative expenses:
Rent               2,573       -                 24       -
Pension cost       1,395       -                 13       -
Purchase of property,
 plant and equipment 83,668    -                 788      -
1999:
Sales              29,299,019  76,778
Cost of sales:
Purchase            5,522,641 119,207
Pension cost            4,060     -
Selling, general and
  administrative expenses:
Rent                   1,612      -
Pension cost           1,375      -
Purchase of property,
  plant and equipment 44,778 113,584
Sale of property, plant
  and equipment        7,714      -

1998:
Sales    -           31,965,228  63,851
Cost of sales:
Purchase             6,136,526 2,977
Pension cost           3,391     -
Selling, general and administrative expenses:
Rent                   1,821     -
Pension cost           1,446     -
Purchase of property,
  plant and equipment  58,000    -

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements


         On June 30, 1988, the Company sold land and a part of factory build-ings of the Fujisawa plant to NSK Ltd. in connection with the relocation of its manufacturing facilities to the new factory in Shizuoka Prefecture. The capital gain resulting therefrom was recognized as income for the year ended March 31, 1989. However, as permitted under the Special Taxation Measures Law, capital gain has been deferred for tax purposes as reserve for replacement of property as an appropriation of retained earnings. The related deferred income tax liability at March 31, 2000 and 1999 in the amount of Yen 307,266 thousand ($2,893 thousand) and Yen 327,346 thousand, respectively, has been provided in the accompanying consolidated balance sheets (see note 6).

    (11) Commitments and Contingent Liabilities
         At March 31, 2000, the Company had commitments for the purchase of property, plant and equipment of approximately Yen 2,844,503 thousand ($26,784 thousand). This amount includes a commitment for a purchase of land for new factories of Yen 2,305,909 thousand ($22,700 thousand).

         The Company utilizes certain facilities, including warehouses and employee dormitories, under cancellable lease agreements with third parties. Rent expenses for the years ended March 31, 2000, 1999 and 1998 under the foregoing lease agreements amounted to Yen 301,324 thousand ($2,837 thousand), Yen 281,764 thousand and Yen 254,959 thousand, respectively.

         The Company had no noncancellable lease commitments at March 31, 2000.

(12)     Disclosure About the Fair Value of Financial Instruments
Cash and cash equivalents, Short-term investments, Receivables, Trade payables, Other payables and Accrued expenses:

The carrying amounts approximate fair values because of the short maturity of these instruments.

Marketable investment securities:
The fair values of the Company's investments in securities are based on market related prices (see note 5).

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidates Financial Statements

(13) Adjustments to Conform with United States Generally Accepted Accounting Principles

                                   Japanese yen (thousands)
              2000               1999                 1998
             Net      Retained    Net       Retained     Net       Retained
            earnings  earnings at earnings     earnings at  earnings earnings at
             for year end of year for year  end of year  for year end of year

Per
legal
books -3,095,898 25,637,552 2,046,306 23,101,202 2,802,555 22,172,536

Adjustments:
Bonus to
officers    (18,944)(18,944)(18,008)  (18,008)   (17,640)  (17,640)
Allowance for doubtful
 receivables 5,000 69,000 (44,000) 64,000      (3,000)    108,000
Special
depreciation(9,985) 48,071  (15,402)  58,056     (16,363)    73,458
Accrued pension
 and severance
 cost           (90,429) 45,829 (72,703)  136,258     (72,812)    208,961
Deferred
 income
 taxes          165,320 (31,702) 222,587  361,438     (132,843) 138,851
Losses for
 investment     28 102,018  269    101,990     77,058      101,721
Investment in an
 affiliated
 company      44,994   513,794 18,184 468,800    157,486   450,616
Accrued
 expenses (43,433)(295,005)    11,667 (251,572)  (163,136) (263,239)
                 -------- --------   ------- --------- ----------  ----------
                   52,551 433,061     102,594  920,962   (171,250)  800,728
                ---------- --------  ------- ---------- --------- ----------
Per accompanying consolidated financial statements
 Yen          3,148,449 26,070,613 2,148,900 24,022,164  2,631,305 22,973,264
                ========= ========== ========== =========== ========== ==========

                          U.S. dollars (thousands)
                          -----------------------
                                   2000
                            Net       Retained
                          earnings    earnings at
                          for year    end of year

Per legal books $  29,152      241,408
Adjustments:
Bonus to officers    (178)     (178)
Allowance for doubt-
 ful receivables       47    650
Special depreciation   (94)  453
Accrued pension and
 severance cost        (851)    432
Deferred income taxes  1,556   (299)
Losses for investment  0        961
Investment in an
 affiliated company    424     4,838
Accrued expenses     (410)     (2,779)
                     ------    -------
                       494      4,078
                      -------  -------
Per accompanying
 consolidated financial
 statements          $ 29,646  245,486
                     ========= =========

                         PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    The following consolidated financial statements of the Company on pages 25 through 43 of the Company's Annual Report are incorporated herein by reference:

          Independent Auditors' Report

          Consolidated Statements of Operations - three years ended December 31, 1999, 1998 and 1997

          Consolidated Balance Sheets - December 31, 1999 and 1998

          Consolidated Statements of Cash Flows - years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Stockholders' Equity - years ended December 31, 1999, 1998 and 1997

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

     (b) Reports on Form 8-K.

         (1) On October 6, 1999, the Company filed a report on Form 8-K announ-cing that it had completed the public offering of $150,000,000 aggregate principal amount of its 8% Senior Notes due 2019.

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


                              BORGWARNER  INC.


                         By: /s/ Lawrence B. Skatoff
                              -------------------------------------------
                                      LAWRENCE B.SKATOFF
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)



Date: June 28, 2000

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

*3.3          Certificate of Designation, Preferences and Rights of Series A
Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

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

*10.5    Amendment to Credit Agreement dated as of February 2, 1999 to the
Credit Agreement dated as of December 7, 1994 (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

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

*10.7    Tax Sharing Agreement dated January 27, 1993 between Borg-Warner
Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 33-64934).

Exhibit
Number    Document Description
------    ---------------------
+*10.8        Borg-Warner Automotive, Inc. Management Stock Option Plan, as
amended (incorporated by reference to Exhibit No. 10.6 to Registration State-ment No. 33-64934).

+*10.9        Borg-Warner Automotive, Inc. 1993 Stock Incentive Plan as amended effective November 8, 1995 and further amended April 29, 1997(incorporated by reference to Appendix A of the Company's Proxy Statement dated March 21, 1997).

*10.10        Receivables Transfer Agreement dated as of January 28, 1994 among
BWA Receivables Corporation, ABN AMRO Bank N.V. as Agent and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

*10.11        Amended and Restated Receivables Loan Agreement dated as of Decem-
ber 23, 1998 among BWA Receivables Corporation, as Borrower, Borg-Warner Auto-motive, Inc., as Collection Agent, ABN AMRO Bank N.V., as the Program LOC Pro-vider and the Program LOC Provider and Windmill Funding Corporation (incorpo-rated by reference to Exhibit No. 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

*10.12   First Amendment of Receivables Transfer Agreement dated as of
December 21, 1994 (incorporated by reference to Exhibit No. 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.13   Second Amendment of Receivables Transfer Agreement dated as of January
1, 1995 (incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

*10.14        Service Agreement, dated as of December 31, 1992, by and between org-Warner Security Corporation and Borg-Warner Automotive, Inc.(incorporated by reference to Exhibit No. 10.10 to Registration Statement No. 33-64934).

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



Exhibit
Number    Document Description
------    ---------------------
*10.21   Amended Form of Employment Agreement for John F. Fiedler dated January
27, 1998 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

*10.25   Amendment to Assignment of Trademarks and License Agreement
(incorporated by reference to Exhibit No. 10.23 of the Company's Form 10-K for the year ended December 31, 1995).

+*10.26 Borg-Warner Automotive, Inc. Executive Stock Performance Plan (incorporated by reference to Exhibit No. 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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

*10.29        Asset Purchase Agreement dated as of August 2,1999 among Eaton
Corporation, the Seller Subsidiaries,Borg-Warner Automotive, Inc. and the Buyer Subsidiaries (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

+*10.30 Employment Agreement for Lawrence B. Skatoff (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

*13.1         Annual Report to Stockholders for the year ended December 31,
1997 with manually signed Independent Auditors' Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).

21.1          Subsidiaries of the Company.

23.1          Independent Auditors' Consent.

23.2          Independent Auditors' Consent.

27.1          Financial Data Schedule.

99.1          Cautionary Statements.

* Incorporated by reference.
+ Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).