Form 10-Q
period 2000-06-30
BORGWARNER INC
filed 2000-08-14
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                         For the Quarter ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO----

On July 31, 2000 the registrant had 26,177,033 shares of Common Stock outstanding.


                                   BORGWARNER INC.
                                      FORM 10-Q
                            SIX MONTHS ENDED JUNE 30, 2000

                                        INDEX
Page No.

PART I.   Financial Information

Item 1.   Financial Statements


Introduction                                      2

Condensed Consolidated Balance Sheets at
June 30, 2000 and December 31, 1999               3

Consolidated Statements of Operations for the three
months ended June 30, 2000 and 1999               4

Consolidated Statements of Operations for the six
months ended June 30, 2000 and 1999               5

Consolidated Statements of Cash Flows for the six
months ended June 30, 2000 and 1999               6

Notes to the Consolidated Financial Statements    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations     13

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risks                      18

PART II.  Other Information

Item 1.   Legal Proceedings                       19

Item 2.   Changes in Securities                   19

Item 3.   Defaults Upon Senior Securities         19

Item 4.   Submission of Matters to a Vote of
          Security Holders                        19

Item 5.   Other Information                       19

Item 6.   Exhibits and Reports on Form 8-K        20

SIGNATURES                                        21

BORGWARNER INC.
FORM 10-Q
SIX MONTHS ENDED JUNE 30, 2000

     PART I.

     ITEM 1.


BorgWarner Inc. and Consolidated Subsidiaries' Financial Statements

The financial statements of BorgWarner Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars except share data)

                                   (Unaudited)
                              June 30,  December 31,
                              2000         1999
A S S E T S
Cash and cash equivalents     $21.3       $   21.7
Receivables                   252.2          216.2
Inventories                   182.0          164.4
Deferred income tax asset       2.8            2.8
Investments in businesses
     held for sale              4.5          129.0
Prepayments and other
     current assets            29.1           24.2
                              ---------      ---------
        Total current assets   491.9         558.3
Property, plant, and equipment
 at cost                      1,266.8      1,204.1
Less accumulated depreciation   457.5        408.1
                              ---------    --------
  Net property, plant and
     equipment                  809.3        796.0
Investments and advances        154.6        160.3
Goodwill                      1,256.9      1,284.7
Deferred income tax asset        17.9         18.8
Other noncurrent assets         161.2        152.6
                              ---------   -------
     Total other assets       1,590.6        1,616.4
                              ---------      -------
                              $2,891.8      $2,970.7
                              =========      ========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                 $   76.2    $  134.0
Accounts payable and accrued
     expenses                     441.8      433.7
Income taxes payable               52.1       92.1
                              --------- -------------
   Total current liabilities      570.1      659.8
Long-term debt                    821.1      846.3
Long-term retirement-related
     liabilities                  343.6      343.9
Other long-term liabilities        61.4       63.2
                                   ------    ------
      Total long-term liabilities 405.0      407.1
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued   --        --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued shares of
      27,040,492 in 2000 and outstanding
      shares of 26,271,033 in 2000    0.3      0.3
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; none issued
      and outstanding in 2000         --        --
Capital in excess of par value       715.7    715.7
Retained earnings                    419.4    346.4
Management shareholder noe           (2.5)    (2.0)
Accumulated other comprehensive
     income (loss)                   (5.5)     12.3
Common stock held in treasury, at cost:
     769,459 shares in 2000          (31.8)   (15.2)
                                   ---------- --------
        Total stockholders' equity  1,095.6  1,057.5
                                   --------- --------
                                   $2,891.8  $2,970.7
                                   ========= ==========

                See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                         Three Months Ended
                         June 30,
                         2000        1999
                         --------- -----------
Net sales                $ 700.9   $ 640.8
Cost of sales              531.3     491.7
Depreciation                25.9      22.8
Selling, general
 and administrative
 expenses                   57.8      53.5
Minority interest            0.4       0.4
Goodwill amortization       10.7       7.7
Equity in affiliate earnings
 and other income           (4.7)     (4.6)
                         --------- ----------
Earnings before interest
  expense, finance
  charges and income taxes  79.5      69.3
Interest expense and
 finance charges            15.9      12.6
                         --------- ----------
Earnings before income
 taxes                      63.6      56.7
Provision for income taxes  23.5      20.4
                         ---------   -------
Net earnings              $ 40.1    $ 36.3
                         =========  =========
Net earnings per share
Basic                    $  1.52    $  1.36
                         ========   ========
Diluted                  $  1.51    $  1.35
                         =========  ==========
Average shares outstanding (thousands)
Basic                     26,433     26,701
                         =========  =========
Diluted                   26,545     26,886
                         ========   =========

Dividends declared per share$ 0.15   $ 0.15

See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                              Six Months Ended
                              June 30,
                              2000           1999
                              -------        -------
Net sales                     $1,431.1  $    1,192.1
Cost of sales                 1,081.5        916.1
Depreciation                  52.1           43.3
Selling, general and admini-
     strative expenses        121.3          95.9
Minority interest             1.2            0.8
Goodwill amortization         21.7           13.4
Equity in affiliate earnings
     and other income         (8.3)          (7.1)
                              ---------      -------
Earnings before interest expense, finance
   charges and income taxes   161.6          129.7
Interest expense and finance
     charges                   31.8           21.2
                            ---------      -------
Earnings before income taxes  129.8          108.5
Provision for income taxes     48.7           40.1
                             --------       -------
Net earnings                 $ 81.1        $  68.4
                              =========     =======
Net earnings per share
Basic                        $  3.05       $  2.71
                             ==========     ========
Diluted                      $  3.04       $  2.69
                             ==========     ========
Average shares outstanding (thousands)
Basic                         26,554         25,285
Diluted                       26,656         25,453
                             ========       =======

Dividends declared per share  $  0.30      $   0.30
                              ========     ========

See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          (millions of dollars)

                              Six Months Ended
                              June 30,
                              2000      1999
                              --------  --------
Operating
Net earnings                  $    81.1 $  68.4
Non-cash charges to operations:
Depreciation                       52.1    43.3
Goodwill amortization              21.7    13.4
Deferred income tax provision      -        1.6
Other, principally equity in
     affiliate earnings            (7.4)   (2.3)
Changes in assets and liabilities, net of effects of
 acquisitions and divestitures:
     (Increase) decrease in
      receivables                  (43.5)    19.8
Increase in inventories            (21.3)    (23.4)
Increase in prepayments
      and other current assets     (7.6)     (5.7)
Increase in accounts payable
     and accrued expenses           19.1      51.2
Increase in income taxes payable    3.1       20.6
     Net change in other long-
term assets and liabilities         17.3      0.2
                                   --------- ---------
Net cash provided by
     operating activities           114.6     187.1
Investing
Capital expenditures               (78.6)    (57.9)
Payments for businesses acquired      -      (543.0)
Proceeds from sale of businesses   122.3       11.5
Payments for taxes on busi-
     nesses sold                   (43.0)     -
Net proceeds from other assets      1.8       4.0
                                   ------    -------
Net cash provided by (used in)
 investing activities               2.5       (585.4)
Financing
Net decrease in notes payable      (41.3)     (30.5)
Additions to long-term debt         50.1       433.9
Reductions in long-term debt       (88.5       (1.6)
Payments for purchases of
      treasury stock               (18.6)        -
Proceeds from stock options
     exercised                      0.2        0.1
Dividends paid                     (8.0)      (7.5)
                                   -----     --------
Net cash provided by (used in)
     financing activities          (106.1)    394.4
Effect of exchange rate
     changes on cash and cash
     equivalents                   (11.4)      (2.9)
                                   --------  ---------
Net decrease in cash and
          cash equivalents         (0.4)       (6.8)
Cash and cash equivalents at
     beginning of year              21.7        44.0
                                   -------    ---------
Cash and cash equivalents at
     end of period                 $ 21.3   $  37.2
                                   ========= =========
Supplemental Cash Flow Information
Net cash paid during the period for:
Interest                           $ 33.8    $ 18.6
Income taxes                         92.6      21.9
Non-cash financing transactions:
Issuance of common stock
     for acquisition               $    -    $149.8
Issuance of treasury stock for
      management notes                0.5
Issuance of common stock for
  Executive Stock
Performance Plan                      1.1        1.1
See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Research and development costs charged to expense for the three and six months ended June 30, 2000 were $29.3 million and $59.0 million, respectively. Research and development costs charged to expense for the three and six months ended June 30, 1999 were $22.2 million and $41.2 million, respectively.

(2)  Inventories consisted of the following (millions of dollars):

                       June 30,  December 31,
                       2000      1999
Raw materials        $ 73.8     $ 76.4
Work in progress       64.1       39.1
Finished goods         44.1       48.9
Total inventories    $ 182.0    $ 164.4
                    ========= ===========


(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"), a joint venture based in Japan that manufactures automatic transmission components and systems. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

The Company's investment in NSK-Warner was $163.6 million at June 30, 2000 and $154.2 million at December 31, 1999.

Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of June 30, 2000 and March 31, 2000 and statement of income data is presented for the three months ended June 30, 2000 and 1999. The Company's results include its share of NSK-Warner's results for the three and six months ended May 31, 2000 and 1999.


                              June 30,        March 31,
                              2000            2000
                              Balance Sheet      (in millions)
Current Assets                     $173.8     $196.0
Noncurrent assets                   161.5      157.8
Current liabilities
 (excluding debt)                    97.5       96.2
Concurrent liabilities
     (excluding debt)                 7.6        8.5

                              Three Months Ended
                                   June 30,
                              2000       1999
                              -------   -------
Statement of Income           (in millions)
Net sales                      $  84.0    $ 61.7
Gross profit                      18.3      13.1
Net income                         7.5       5.0

(4) The Company's provisions for income taxes for the three and six months ended June 30, 2000 and 1999 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to
a)state income taxes, b)foreign rates which differ from those in the U.S., c)realization of certain business tax credits, including foreign tax credits and research and development credits and d)other non-deductible expenses, such as goodwill.


(5)  Following is a summary of notes payable and long-term debt:

                    June 30, 2000                 December 31, 1999
                    Current   Long-Term           Current   Long-Term
DEBT                   (millions of dollars)
Bank borrowings               $  70.6   $110.1    $131.1    $142.0
Bank term loans due through 2003
(at an average rate of 3.7% at
  June, 2000 and 7.7% at
  December, 1999)                  5.1      26.4     2.2       6.1
7% Senior Notes due 2006,
 net of unamortized discount       -       149.7       -     149.7
6.5% Senior Notes due 2009,
 net of unamortized discount       -       194.6       -     198.3
8% Senior Notes due 2019,
 net of unamortized discount       -       149.9       -     149.9
7.125% Senior Notes due 2029,
 net of unamortized discount       -       187.4       -     197.2
Capital lease liability           0.5        3.0     0.7       3.1
                                   ----    ------  -------  --------
Total notes payable and
   long-term debt                  $ 76.2   $821.1   $134.0    $846.3
                                   ======= ========  ========  ======

The Company maintains a $350 million revolving credit facility. At June 30, 2000, the facility was unused. At December 31, 1999, $66.0 million of borrowings under the facility were outstanding. The facility was revised and extended until July 21, 2005.

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

Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimate remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at June 30, 2000 of approximately $14.0 million. The Company expects this amount to be expended over the next three to five years.

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

As of June 30, 2000, and at December 31, 1999, the Company had sold $150.0 million of receivables under a $153.0 million Receivables
Transfer Agreement for face value without recourse.

(7) Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, this includes foreign currency translation adjustments, changes in minimum pension liability adjustments and net earnings. The amounts presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income.

The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended June 30,

                         ($ in millions) Three Months
                         2000                          1999
                         Income                        Income
                         tax       After-              tax       After-
               Pretax    effect     tax      Pretax    effect    tax
               -------   --------- --------- --------  -------- ------
Foreign currency
 translation
 adjustments   $(12.4)   $4.7      $(7.7)    $(4.7)    $ 1.7     $(3.0)
Net income as reported               40.1                        36.3
                                   ------                        -------
Total comprehensive income         $ 32.4                        $33.3
                                   =======                       =======
($ in millions)               ($ in millions)        Six Months
                    2000                         1999
                              Income                     Income
                              tax       After-           tax      After-
                    Pretax    effect    tax      Pretax  effect   tax
                    --------- --------- --------- ------- -------  ----
Foreign currency
 translation
 adjustments    $(28.7)  $ 10.9    $(17.8)   $(9.8)    $ 3.6      $(6.2)
Net income as reported               81.1                          68.4
                                   -------                       -------
Total comprehensive income         $ 63.3                         $62.2
                                   ======                        =======

The components of accumulated other comprehensive income (loss) net of tax, in the Consolidated Balance Sheets are as follows:

($ in millions)                              June 30,  December 31,
                                             2000          1999
                                            --------    ------------
Foreign currency translation adjustment       $(5.4)     $ 12.4
Minimum pension liability adjustment          (0.1)       (0.1)
                                              ------      -------
Total comprehensive income (loss)             $ (5.5)     $ 12.3
                                              =======     =======
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the presentation of descriptive information about reportable segments which is consistent with the information made available to the management of the Company to assess performance.

Sales

                         Three Months Ended June 30,
               2000                          1999
                         Inter-                        Inter-
               Customer  segment     Net     Customer  segment    Net
               --------  --------- --------  --------- --------  -------
Air/Fluid Systems $111.3 $  2.3    $113.6    $  103.2  $  1.8    $ 105.0
Cooling Systems    76.8     0.1      76.9        30.3     0.5    30.8
Morse TEC           219.2   6.9     226.1       201.4     7.0    208.4
TorqTransfer Systems142.7   0.5     143.2       141.4     0.7    142.1
Transmission Systems 111.7  2.1     113.8       102.7    2.0     104.7
Divested Operations   39.2  0.1      39.3        61.8    1.0     62.8
Intersegment elimi-
 nations                 - (12.0)   (12.0)         -    (13.0)   (13.0)
Consolidated        $700.9 $  -    $ 700.9   $  640.8  $    -    $ 640.8
                    ====== ======   ======    ======    =====    =======


                                   Sales
                                   Six Months Ended June 30,
                         2000                          1999
                         Inter-                        Inter-
               Customer  segment     Net     Customer  segment    Net
               --------  --------- --------  --------- --------  -------
Air/Fluid Systems $232.7 $ 5.0     $237.7    $ 198.1   $ 3.8     $201.9
Cooling Systems    156.8   0.2      157.0       39.3     0.8       40.1
Morse TEC          446.7   14.2     460.9       370.9    14.2      385.1
TorqTransfer Systems 289.5  1.0     290.5       290.8     1.5      292.3
Transmission Systems 224.9  4.4     229.3       202.3     4.3      206.6
Divested Operations   80.5  0.1      80.6        90.7     1.8       92.5
Intersegment eli-
 minations              - (24.9)    (24.9)         -   (26.4)     (26.4)
Consolidated        $1,431.1$ -    $1,431.1 $ 1,192.1   $   -   $1,192.1
                    ======= ====== ========= ========= ======= =========

                         Earnings Before     Earnings Before
                         Interest & Taxes    Interest & Taxes
                         Three Months Ended  Six Months Ended
                         June 30,            June 30,
                    2000        1999      2000      1999
                    ------    -------   -------   -------
Air/Fluid Systems   $ 10.1    $ 8.9     $ 25.8    $  16.9
Cooling Systems       10.2       4.0      21.2        5.4
Morse TEC             32.5      29.0      65.8       55.6
TorqTransfer Systems   9.4      10.4      19.7       21.3
Transmission Systems  13.5      14.6      28.2       30.1
Divested Operations    1.8       5.6       4.2        6.7
                    --------- --------  --------  ---------
Total                   77.5    72.5     164.9      136.0
Corporate, including
 equity in affiliates    2.0    (3.2)    (3.3)      (6.3)
                         -----   -----  -----     --------
Consolidated        $   79.5  $ 69.3    $161.6    $ 129.7
                       =====  ======    =====     ========

                              Total Assets
                              June 30,       December 31,
                              2000           1999
                              --------       ----------
Air/Fluid Systems             $417.2         $   407.9
Cooling Systems                554.8             560.8
Morse TEC                     1,022.3          1,007.4
TorqTransfer Systems            269.6             261.3
Transmission Systems            364.9            356.0
Divested Operations             125.2            123.4
                              ---------      ----------
Total                          2,754.0         2,716.8
Corporate, including
     equity in affiliates        137.8           253.9
                              --------       ----------
Consolidated                  $2,891.8       $ 2,970.7
                              =========      ==========

Divested operations includes 1) the fuel systems business which is currently held for sale and previously reported in Air/Fluid Systems, 2) Kysor-Westran which is currently held for sale and previously reported in Morse TEC and 3) the forged powder metal race business sold in 1999 which had previously been included in the results of the Transmission Systems segment. Also, effective January 1, 2000, the Company's instrumentation business has been transferred from the Morse TEC segment to Air/Fluid Systems.

(9)  Announcement to Sell Fuel Systems and Kysor-Westran

In April 2000, the Company announced its intention to sell two non-core businesses, which did not fit the Company's strategic focus on powertrain technology, Fuel Systems and Kysor-Westran Heating, Ventilation and Air Conditioning ("HVAC"). These businesses were acquired as part of the vehicle products business of Kuhlman Corporation in March of 1999. Both divisions have been reclassified for segment sales and EBIT reporting to divested operations. The Fuel Systems unit, previously reported as part of Air/Fluid Systems, produces metal tanks for the heavy truck market in North America. Kysor-Westran HVAC, previously reported as part of Morse TEC, serves the agricultural/off highway market in North America and Europe. Proceeds from the sales are expected to be used for general corporate purposes, including repaying indebtedness or repurchasing the Company's stock on the open market.

In May 2000, the Company announced that its board of directors had authorized the purchase of up to 1.2 million shares of the Company's common stock. The shares will be repurchased in the open market at prevailing prices and at times and amounts to be determined by management as market conditions and its capital position warrant. Purchased shares will be placed in treasury and may subsequently be reissued for general corporate use. Between January 1 and June 30, 2000, the Company repurchased 494,700 shares and placed them in treasury under this program and a previous share repurchase authorization.

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

The following discussion covers the results of operations for the three and six months ended June 30, 2000 and 1999 and financial condition as of June 30, 2000 and December 31, 1999.

RESULTS OF OPERATIONS

The Company's products fall into five reportable operating segments:
Air/Fluid Systems, Cooling Systems, Morse TEC, TorqTransfer Systems and Transmission Systems. Two businesses are currently for sale and have been reclassified to divested operations: the Fuel Systems business, previously reported in Air/Fluid Systems, and Kysor-Westran, previously reported in Morse TEC. The following tables present net sales and earnings before interest and taxes ("EBIT") by segment for the three and six months ended June 30, 2000 and 1999 in millions of dollars.



                    Three Months        Six Months
NET SALES           Ended June 30,      Ended June 30,
                    2000       1999     2000        1999
                    -----     ------    ------    ------
Air/Fluid Systems   $113.6    $105.0    $ 237.7   $ 201.9
Cooling Systems       76.9      30.8      157.0      40.1
Morse TEC            226.1     208.4      460.9     385.1
TorqTransfer Systems 143.2     142.1      290.5     292.3
Transmission Systems 113.8     104.7      229.3     206.6
Divested operations   39.3      62.8       80.6      92.5
                    ------    -------   -------   --------
                     712.9     653.8    1,456.0   1,218.5
                    -------   -------   -------   --------
Intersegment elimin-
     ations         (12.0)     (13.0)     (24.9)    (26.4)
Net sales           $700.9    $ 640.8   $ 1,431.1 $ 1,192.1
                    =======   ========= ========== =========

                         Three Months   Six Months
EBIT                     Ended June 30, Ended June 30,
                         2000      1999      2000      1999
                         -----     ------- -------    -------
Air/Fluid Systems        $ 10.1    $  8.9    $ 25.8    $ 16.9
Cooling Systems            10.2       4.0      21.2       5.4
Morse TEC                  32.5      29.0      65.8      55.6
TorqTransfer Systems       9.4       10.4      19.7      21.3
Transmission Systems       13.5      14.6      28.2      30.1
Divested operations        1.8        5.6       4.2       6.7

Earnings before interest
     and taxes           $ 77.5    $ 72.5    $ 164.9   $ 136.0


Consolidated sales of $700.9 million for the quarter ended June 30, 2000 were 9% higher than the second quarter sales in the prior year.
Internal growth in sales, comparing businesses owned for both periods, accounted for 6% or two-thirds of the growth. This was in line with worldwide automobile and truck production, which increased by 2%, 6%, and 8% in North America, Europe and Asia, respectively. As shown in the above table, the improvement was spread across all of the operating segments. Overall, the Company's increase is attributable to strong worldwide vehicle production, the continued popularity of trucks and sport utility vehicles, the trend toward turbocharged direct injected diesel engines in Europe, and increased demand for emission control products.

The Air/Fluid Systems segment generated 8% growth in sales and 13% improvement in EBIT for the quarter ended June 30, 2000 compared to the prior year. The main driver was increased emission control business in North America. Although demand is expected to soften after the strong pace exhibited in the first half of the year, continued growth is expected due to the worldwide emphasis on improved operating efficiency and reduced emissions, both of which can be realized through improved air and fuel management.

Cooling Systems' results are not fully comparable to the prior year because of the October 1999 acquisition of the Eaton Fluid Power
Division. Quarter to date EBIT margin of 13.3% compares favorably with the full year 1999 margin of 12.7%. The heavy truck market in North America is softening, but light truck continues very strong.

Morse TEC sales and EBIT for the second quarter increased by 8% and 12%, respectively, over the second quarter in the prior year despite being negatively affected by the weak Euro, both for the German turbocharger business and the Italian timing chain business. This segment's growth came from new and expanded engine timing programs in each geographical region, and continued penetration of turbochargers on direct injected diesel engines as well as gasoline engines.

TorqTransfer Systems experienced a modest sales increase over the prior year as unit volumes were slightly higher than the prior year, but certain price concessions to customers and some cost economics weakened EBIT comparisons. The segment was successful in cost containment to keep the decline in EBIT to a minimum. Sales are expected to remain fairly flat throughout 2000.

Excluding businesses sold in 1999, Transmission Systems increased sales by 9% due to a strong market and market share gains in shift quality components. However, price concessions, cost economics and R&D spending adversely affected the EBIT comparison. EBIT comparisons are expected to improve somewhat as a result of cost containment efforts.

Sales for the first six months of 2000 increased 20% to $1,431.1 million from $1,192.1 million for the first six months of 1999. Adjusted for the effects of acquisitions and divested operations, sales increased by 10%. The Company is expecting many of the favorable industry trends to continue and anticipates sales to remain strong throughout the year, despite an anticipated moderation in vehicle builds.

Consolidated gross margin through the first six months of 2000 was 24.4%, up from 23.2% in the first half of 1999. Higher sales volume with a favorable mix, successful implementation of cost reduction programs and productivity improvements, inclusion of higher margin businesses from acquisitions, and divestiture of lower margin operations in 1999 drove the improvement. Partially offsetting the margin gain was an increase in selling, general and administrative expenses ("SG&A"). Through June 2000, the Company increased its spending on research and development ("R&D") to 4.1% of sales from 3.5% in 1999 as the Company continued to invest in its product leadership position. In part, the results reflect the mix impact from the newly acquired businesses, which generate a higher level of R&D expenditures. Nevertheless, efforts are being made to keep SG&A and R&D levels more consistent with historical levels. SG&A spending is expected to be approximately 8 - 8 1/2% of sales, while R&D spending is targeted in the 4% of sales range.

Goodwill amortization and interest both increased over last year as a result of the acquisition of the Eaton Fluid Power Division in October, 1999. Other factors influencing interest expense were strong operating cash flow and proceeds from divestitures, both of which reduced debt levels. The macroeconomic increase in interest rates did not impact interest expense significantly since most of the Company's debt has fixed interest rates.

The increase in equity in affiliate earnings and other income is mainly attributable to the Company's 50% owned Japanese joint venture, NSK-Warner. The Company's share of NSK-Warner's income for the three months ended June 30, 2000 and 1999, amounted to $4.6 million and $4.1 million, respectively. June 2000 year to date totaled $8.0 million versus $6.1 million in 1999.

The Company's income taxes are based upon estimated annual tax rates for the year. The anticipated effective income tax rate for 2000 is lower than the standard federal and state tax rates due to the expected realization of certain R&D and foreign tax credits, due to foreign rates which differ from those in the U.S. and due to other non-deductible expenses, such as goodwill. The Company expects taxes to be in the range of 37 - 38% of sales throughout 2000.

For the quarter ended June 30, 2000, the Company reported net earnings of $40.1 million, or $1.51 per diluted share, an increase of $3.8 million and $0.16, respectively, compared to 1999. Year to date earnings of $81.1 million, or $3.04 per diluted share, exceeded 1999 earnings for the same period of $68.4 million, or $2.69 per diluted share. The factors discussed above are responsible for the change.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash and cash equivalents decreased by $0.4 million at June 30, 2000 compared to December 31, 1999. Cash generated from operations for the six months ended June 30, 2000 totaled $114.6 million and consisted of net earnings of $81.1 million and non-cash charges of $66.4 million, partially offset by a $32.9 million increase in net operating assets and liabilities. The primary non-cash charges, depreciation and amortization, increased in comparison to the prior year mainly due to the acquisitions made in 1999 and the increased capital spending in recent years. Increases in the net operating assets and liabilities line items are consistent with the higher levels of business the Company has experienced in 2000 relative to 1999. 1999 cash flows were also enhanced by the collection of $33 million in payments a major customer had deferred in December 1998.

Cash provided by investing activities totaled $2.5 million. The sale of Coleman Cable Systems, Inc., one of the electrical products businesses acquired from Kuhlman Corporation in March 1999, cleared escrow in January 2000. The total sales price of $137 million included debt securities with a face value of $15 million and $122 million in cash. Partially offsetting this inflow was $43 million in tax payments related to the sales of the electrical products businesses.

Capital spending for the six months ended June 30, 2000 increased by $20.7 million to $78.6 million compared to the same period of 1999, reflecting several expansion projects being launched to support the Company's strong order book and the land purchase for the BorgWarner Powertrain Technical Center. Of the capital spending, about 60% is related to expansion projects with the remaining funds being applied to cost reduction programs. The Company anticipates that capital spending for full-year 2000 will continue to be higher than in 1999 in order to fund existing and new programs, but remain at about 6.5% of sales.

In the first half of 2000, the Company repaid $66.0 million of borrowings under its $350 million facility, which is unused as of June 30, 2000. The Company also repurchased $13.8 of its long-term fixed interest rate debt and spent $18.6 million to repurchase shares into treasury during the first half of 2000.

As of June 30, 2000 and December 31, 1999, the Company had sold $150 million of receivables under a $153 million Receivables Transfer
Agreement for face value without recourse.

The Company believes that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for its current level of operations and planned operations for the remainder of 2000 and for the foreseeable future.

OTHER MATTERS

Announcement to Sell Fuel Systems and Kysor-Westran

In April 2000, the Company announced its intention to sell two non-core businesses, which did not fit the Company's strategic focus on powertrain technology, Fuel Systems and Kysor-Westran Heating, Ventilation and Air Conditioning ("HVAC"). These businesses were acquired as part of the vehicle products business of Kuhlman Corporation in March of 1999. Both divisions have been reclassified for segment sales and EBIT reporting to divested operations. The Fuel Systems unit, previously reported as part of Air/Fluid Systems, produces metal tanks for the heavy truck market in North America. Kysor-Westran HVAC, previously reported as part of Morse TEC, serves the agricultural/off highway market in North America and Europe. Proceeds from the sales are expected to be used for general corporate purposes, including repaying indebtedness or repurchasing the Company's stock on the open market.

Authorization of Share Repurchase Program

In May 2000, the Company announced that its board of directors had authorized the purchase of up to 1.2 million shares of the Company's common stock. The shares will be repurchased in the open market at prevailing prices and at times and amounts to be determined by management as market conditions and its capital position warrant. Purchased shares will be placed in treasury and may subsequently be reissued for general corporate use. Between January 1 and June 30, 2000, the Company repurchased 494,700 shares and placed them in treasury under this program and a previous share repurchase authorization.

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

Dividends

On July 21, 2000, the Company declared a $0.15 per share dividend to be paid on August 15, 2000 to shareholders of record as of August 1, 2000.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") The effective date of SFAS 133 was extended to those fiscal years beginning after June 15, 2000 by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" in June 1999. SFAS 133 established accounting and reporting requirements for derivative instruments, including the recognition of all derivative instruments in the statement of financial condition as either assets or liabilities, measured at fair value. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The Company is currently performing an assessment of the impact of SFAS 133 on its results of operations, financial condition and cash flows.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks

The Company's market risk exposure at June 30, 2000 is consistent with the types of market risk and amount of exposure presented in its 1999 Annual Report on Form 10-K.

PART II

Item 1.   Legal Proceedings

          Inapplicable.

Item 2.   Changes in Securities

          Inapplicable.

Item 3.   Defaults Upon Senior Securities

          Inapplicable.


Item 4.   Submission of Matters to a Vote of Security Holders

     On April 26, 2000, the Company held its annual meeting of stockholders. At such meeting, Phyllis O. Bonanno, Andrew F. Brimmer and Alexis P. Michas were elected as directors to serve for a term expiring in 2003. Each of William E. Butler, Jere A. Drummond, John F. Fiedler, Paul E. Glaske, Ivan W. Gorr and John Rau continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:

                    For            Exception      Withheld
Phyllis O. Bonanno  21,383,270     20,519         58,612
Andrew F. Brimmer   21,377,171     26,618         64,711
Alexis P. Michas    21,392,388     11,401         49,494

At such meeting, the proposal to amend the Company's 1993 Stock
Incentive Plan was approved by the following votes:

               For            Against   Abstain   Not-voted
               19,595,442     1,770,914 75,524    5,243,853

At such meeting, the reapproval of the Company's Executive Stock
Performance Plan was approved by the following votes:

               For            Against   Abstain   Not-voted
               21,044,237     323,749   73,893    5,243,854

At such meeting, the selection of Deloitte & Touche LLP as independent auditors was approved by the following votes:

               For            Against   Abstain   Not-voted
               21,384,446     20,781    46,655    5,243,851

Item 5.   Other Information

          Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1 - Financial Data Schedule


          (b)  Reports on Form 8-K

               None.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



BorgWarner, Inc.
(Registrant)

By   /s/ William C. Cline
(Signature)
William C. Cline

Vice President and Controller
(Principal Accounting Officer)

Date: August 14, 2000