Form 10-Q
period 2000-09-30
BORGWARNER INC
filed 2000-11-14
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                       For the Quarter ended September 30, 2000

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

On September 30, 2000 the registrant had 26,198,333 shares of Common Stock outstanding.



                                   BORGWARNER INC.
                                      FORM 10-Q
                         NINE MONTHS ENDED SEPTEMBER 30, 2000

                                        INDEX
                                                                 Page No.

PART I.   Financial Information

Item 1.   Financial Statements

          Introduction                                      2

          Condensed Consolidated Balance Sheets at
               September 30, 2000 and December 31, 1999     3

          Consolidated Statements of Operations for the three
               months ended September 30, 2000 and 1999     4

          Consolidated Statements of Operations for the nine
               months ended September 30, 2000 and 1999     5

          Consolidated Statements of Cash Flows for the nine
               months ended  September 30, 2000 and 1999    6

          Notes to the Consolidated Financial Statements    7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations          13

Item 3.   Quantitative and Qualitative Disclosures
               About Market Risks                           18

PART II.  Other Information

Item 1.   Legal Proceedings                                 19

Item 2.   Changes in Securities                             19

Item 3.   Defaults Upon Senior Securities                   19

Item 4.   Submission of Matters to a Vote of
               Security Holders                             19

Item 5.   Other Information                                 19

Item 6.   Exhibits and Reports on Form 8-K                  19

SIGNATURES                                                  20

BORGWARNER INC.
FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 30, 2000

PART I.

ITEM 1.

BorgWarner Inc. and Consolidated Subsidiaries'
Financial Statements

The financial statements of BorgWarner Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                                 BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (millions of dollars except share data)
                                           (Unaudited)
                              September 30,  December 31,
                              2000         1999
A S S E T S
Cash and cash equivalents       $   28.1       $   21.7
Receivables                        231.0          216.2
Inventories                        184.5          164.4
Deferred income tax asset           2.8             2.8
Investments in businesses held
  for sale                          4.8           129.0
Prepayments and other current
  assets                           29.5           24.2
                                   -------        -------
   Total current assets            480.7          558.3
Property, plant, and equipment
  at cost                          1,268.5      1,204.1
Less accumulated depreciation      465.4          408.1
                                   -------        -------
   Net property, plant and equipment803.1         796.0
Investments and advances            155.7         160.3
Goodwill                           1,222.5      1,284.7
Deferred income tax asset            18.3          18.8
Other noncurrent assets             163.7         152.6
                                   --------       -------
        Total other assets         2,363.3        1,616.4
                                   --------       -------
                                   $2,844.0       $2,970.7
                                   =========      ========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                      $   68.1       $  134.0
Accounts payable and accrued
 expenses                             423.2          433.7
Income taxes payable                   39.4           92.1
                                   --------       ---------
        Total current liabilities     530.7          659.8
Long-term debt                        825.8          846.3
Long-term retirement-related
 liabilities                          343.0          343.9
Other long-term liabilities            62.4           63.2
                                   ---------      ---------
        Total long-term liabilities  405.4           407.1
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued     --             --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued shares of
      27,040,492 in 2000 and outstanding
      shares of 26,198,333 in 2000     0.3             0.3
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; none issued
      and outstanding in 2000           --              --
Capital in excess of par value          715.7          715.7
Retained earnings                       420.0          346.4
Management shareholder note            (2.5)           (2.0)
Accumulated other comprehensive
  income (loss)                         (17.0)          12.3
Common stock held in treasury, at cost:
     842,159 shares in 2000             (34.4)         (15.2)
                                        --------       ------
        Total stockholders' equity      1,082.1        1,057.5
                                        --------       --------
                                        $2,844.0       $2,970.7
                                        ========       ========

See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                              Three Months Ended
                              September 30,
                              2000      1999
Net sales                     $ 618.5   $ 589.7
Cost of sales                   473.1     458.6
Depreciation                     25.2      22.6
Selling, general and admini-
     strative expenses           57.5      51.0
Minority interest                 0.7       0.4
Goodwill amortization            10.8       7.7
Restructuring charge             32.6         -
Equity in affiliate earnings
     and other income            (4.2)     (3.9)
                              --------- ----------
Earnings before interest expense, finance
     charges and income taxes    22.8      53.3
Interest expense and finance
     charges                     15.9      10.5
                              --------- ----------
Earnings before income taxes      6.9      42.8
Provision for income taxes        1.6      15.4
                              --------- ---------
          Net earnings        $   5.3   $  27.4
                              ========= =========
Net earnings per share
          Basic               $  0.20   $  1.03
                              ========= =========
          Diluted             $  0.20   $  1.02
                              ========= =========
Average shares outstanding (thousands)
     Basic                      26,210   26,716
     Diluted                    26,297   26,810
                              ========= =========

Dividends declared per share  $  0.15   $  0.15
                              ========= =========

See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                                   Nine Months Ended
                                   September 30,
                                   2000      1999
Net sales                          $2,049.6  $1,781.8
Cost of sales                      1,554.6    1,374.7
Depreciation                       77.2       65.9
Selling, general and admini-
     strative expenses             178.8      146.9
Minority interest                  1.9        1.2
Goodwill amortization              32.5       21.1
Restructuring charge               32.6        -
Equity in affiliate earnings
     and other income              (12.3)    (11.0)
                                   --------  ---------
Earnings before interest expense, finance
   charges and income taxes           184.3     183.0
Interest expense and finance charges   47.7      31.7
                                   --------- ---------
Earnings before income taxes          136.6     151.3
Provision for income taxes            50.3       55.5
                                   --------- -------
               Net earnings        $   86.3  $   95.8

Net earnings per share
     Basic                         $   3.27  $   3.73
                                   ========= =========
     Diluted                       $   3.26  $   3.71
                                   ========= =========
Average shares outstanding (thousands)
     Basic                           26,445    25,716
                                   ========= =========
     Diluted                         26,540    25,856
                                   =========== =========
Dividends declared per share       $   0.45  $   0.45
                                   ========== ==========

See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

                               Nine Months Ended
                               September 30,
Operating                       2000      1999
                              -------   --------
Net earnings                  $  86.3   $  95.8
Non-cash charges to operations:
Depreciation                       77.2    65.9
Goodwill amortization              32.5    21.1
Restructuring charge               32.6       -
Deferred income tax provision      -        2.7
Other, principally equity in
 affiliate earnings                (11.7)  (14.0)
Changes in assets and liabilities,
     net of effects of
     acquisitions and divestitures:
(Increase) decrease in receivables (28.3)   31.7
(Increase) in inventories          (27.3)  (28.0)
(Increase) in prepayments and other
     current assets                (8.4)   (1.3)
Increase(decrease)in accounts
     payable and accrued expenses  (1.2)    41.9
Increase(decrease)in income taxes
     payable                       (8.9)    24.7
Net change in other long-term
     assets and liabilities        15.0     (8.1)
     Net cash provided by
      operating activities        157.8      232.4
Investing
Capital expenditures               (111.5)   (92.8)
Investments in affiliates            0.4      10.2
Payments for businesses acquired       -     (543.0)
Proceeds from sale of businesses     122.3     11.5
Payments for taxes on businesses sold (43.0)     -
Proceeds from other assets             4.2      3.5
                                   --------  --------
Net cash used in investing activities (27.6)   (610.6)
Financing
Net decrease in notes payable         (47.3)   (27.6)
Additions to long-term debt           121.2     583.8
Reductions in long-term debt         (154.4)  (183.1)
Payments for purchases of
  treasury stock                      (22.1)     -
Proceeds from stock options exercised   0.4      0.6
Dividends paid                       (12.0)    (11.5)
                                   ---------- ----------
Net cash provided by (used in)
     financing activities             (114.2)   362.2
Effect of exchange rate changes on
     cash and cash equivalents        (9.6)     (2.8)
                                   ---------- ----------
Net increase (decrease) in cash
     and cash equivalents               6.4    (18.8)
Cash and cash equivalents at beginning
     of year                           21.7     44.0
                                   ---------   ---------
Cash and cash equivalents at end
     of period                     $  28.1     $  25.2
                                   =========   =========
Supplemental Cash Flow Information
Net cash paid during the period for:
     Interest                      $  51.4   $ 44.0
     Income taxes                     57.0     34.3
Non-cash financing transactions:
Issuance of common stock for
     acquisition                   $     -     $149.8
Issuance of treasury stock for
     management notes                             0.5
Issuance of common stock for Executive Stock
Performance Plan                        0.7       1.1

See accompanying Notes to Consolidated Financial Statements

                 BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Research and development costs charged to expense for the three and nine months ended September 30, 2000 were $30.1 million and $85.2 million, respectively. Research and development costs charged to expense for the three and nine months ended September 30, 1999 were $24.1 million and $65.3 million, respectively.

(2)  Inventories consisted of the following (millions of dollars):

                         September 30,  December 31,
                         2000           1999
Raw materials            $ 68.6      $ 76.4
Work in progress           67.2         39.1
Finished goods             48.7         48.9
   Total inventories       $184.5       $164.4
                         =========   ===========


(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"), a joint venture based in Japan that manufactures automatic transmission components and systems. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

The Company's investment in NSK-Warner was $152.5 million at September 30, 2000 and $154.2 million at December 31, 1999.

Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of September 30, 2000 and March 31, 2000 and statement of income data is presented for the three and six months ended September 30, 2000 and 1999. The Company's results include its share of NSK-Warner's results for the three and nine months ended August 31, 2000 and 1999.

                         September 30,   March 31,
                         2000         2000
                         Balance Sheet      (in millions)
Current assets                    $152.2      $196.0
Noncurrent assets                  187.0       157.8
Current liabilities (excluding debt)90.9        96.2
Noncurrent liabilities
     (excluding debt)              9.6           8.5

                         Three Months Ended
                         September 30,
                         2000       1999

Statement of Income        (in millions)
Net sales                          $ 82.4    $ 72.3
Gross profit                         18.0      14.8
Net income                           6.3       6.0

                         Six Months Ended
                         September 30,
                         2000       1999

Statement of Income        (in millions)
Net sales                          $166.0    $134.4
Gross profit                       36.2      28.0
Net income                         13.8      11.0

(4) The Company's provisions for income taxes for the three and nine months ended September 30, 2000 and 1999 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to
a)state income taxes, b)foreign rates which differ  from those in the U.S.,
c)realization of certain business tax credits, including foreign tax credits and research and development credits and d)other non-deductible expenses, such as goodwill.

(5)  Following is a summary of notes payable and long-term debt:

                    September 30, 2000  December 31, 1999
                    Current   Long-Term Current   Long-Term
DEBT                    (millions of dollars)
Bank borrowings               $ 60.5    $ 132.3   $131.1    $142.0
Bank term loans due through 2003
 (at an average rate of 3.9% at
  September, 2000 and 7.7% at
  December, 1999)                6.6       24.1      2.2     6.1
7% Senior Notes due 2006,
 net of unamortized discount              144.7        -     149.7
6.5% Senior Notes due 2009,
 net of unamortized discount              188.4        -     198.3
8% Senior Notes due 2019,
 net of unamortized discount              146.9        -     149.9
7.125% Senior Notes due 2029,
 net of unamortized discount              187.3        -     197.2
Capital lease liability       1.0           2.1      0.7       3.1
                              ----        -------  ------   --------
Total notes payable and
        long-term debt        $ 68.1      $ 825.8 $134.0    $846.3
                              =======    ========= ======= =========

The Company maintains a $350 million revolving credit facility. At September 30, 2000, $75.0 million of borrowings under the facility were outstanding. At December 31, 1999, $66.0 million of borrowings under the facility were outstanding. The facility was revised and extended until July 21, 2005.

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

Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimate remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve in its financial statements for indicated environmental liabilities with a balance at September 30, 2000 of approximately $16.3 million. The Company expects this amount to be expended over the next three to five years.

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

As of September 30, 2000, and at December 31, 1999, the Company had sold $150.0 million of receivables under a $153.0 million Receivables Transfer Agreement for face value without recourse.

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

The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended September 30,

($ in millions)                    Three Months
                    2000                          1999
          --------------------------    --------------------------
                    Income                        Income
                    tax       After-              tax       After-
          Pretax    effect     tax      Pretax    effect    tax
          -------   --------  -------   --------  -------   -------
Foreign
 currency
 translation
 adjustments $(18.3) $ 6.8    $(11.5)   $21.3     $(7.7)     $13.6
Net income as reported           5.3                         27.4
                              --------                      ------
Total comprehensive income    $ (6.2)                       $ 41.0
                              ========                      =======


($ in millions)                    Nine Months
                         2000                          1999
               -------------------------     -------------------------
                         Income                        Income
                          tax      After-              tax       After-
               Pretax     effect    tax      Pretax    effect    tax
               --------  --------  --------  --------  --------  -------
Foreign currency
 translation
 adjustments   $(46.9)   $17.6     $(29.3)   $ 11.6    $(4.2)     $ 7.4
Net income as reported               86.3                          95.8
                                   --------                        ----
Total comprehensive income         $ 57.0                        $103.2
                                   =======                       =======


The components of accumulated other comprehensive income (loss), net of tax, in the Consolidated Balance Sheets are as follows:

($ in millions)                    September 30,  December 31,
                                        2000      1999
Foreign currency translation adjustment  $(16.9)  $ 12.4
Minimum pension liability adjustment      (0.1)     (0.1)
                                        -------   --------
 Total comprehensive income (loss)      $(17.0)   $ 12.3
                                        =======   =========
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the presentation of descriptive information about reportable segments which is consistent with the information made available to the management of the Company to assess performance.


                                   Sales
                         Three Months Ended September 30,
          2000                          1999
                    Inter-                        Inter-
          Customer  segment     Net     Customer  segment      Net
         ----------- -------- -------- ---------- --------- --------
Air/Fluid
     Systems $ 96.7 $  2.0    $ 98.7    $   96.9  $  1.8    $  98.7
Cooling
 Systems       66.5    0.2      66.7        27.4     0.2       27.6
Morse TEC      209.7   5.8     215.5       193.0     6.5      199.5
TorqTransfer
 Systems       115.5   0.4     115.9       127.7     0.5      128.2
Transmission
 Systems       101.4   1.9     103.3        97.4     1.1       98.5
Divested
 Operations     28.7     -      28.7        47.3     1.4       48.7
Intersegment
 eliminations       -  (10.3)  (10.3)          -   (11.5)     (11.5)
               ------ ------- ----------    ------- ------- ---------
Consolidated   $618.5 $    -  $ 618.5     $  589.7 $    -   $   589.7
               ======= ======= ========   ========= ======= ==========
                                   Sales
                         Nine Months Ended September 30,
          2000                          1999
                    Inter-                        Inter-
          Customer  segment     Net     Customer  segment      Net
         --------- --------- -------- ----------- ---------- ---------
Air/Fluid
Systems   $  329.4  $  7.0    $ 336.4   $  295.0  $  5.6    $  300.6
Cooling
 Systems     223.3     0.4    223.7         66.7     1.0      67.7
Morse TEC    656.4    20.0    676.4        563.9    20.7       584.6
TorqTransfer
 Systems     405.0     1.4    406.4        418.6     1.9       420.5
Transmission
 Systems     326.4     6.2    332.6        299.7     5.4       305.1
Divested
 Operations  109.1     0.2      109.3      137.9     3.3       141.2
Intersegment
 eliminations    -   (35.2)     (35.2)         -   (37.9)      (37.9)
               ------ ------- --------   ------- ----------   --------
Consolidated $2,049.6 $    - $2,049.6   $1,781.8  $    -    $ 1,781.8
             ======== ====== =========   ======== ========== ==========

                    Earnings Before     Earnings Before
                   Interest & Taxes     Interest & Taxes
                  Three Months Ended    Nine Months Ended
                     September 30,        September 30,
                      2000      1999      2000      1999
Air/Fluid Systems   $  4.8    $  6.8    $ 30.5    $  23.7
Cooling Systems        6.9       3.3      28.1        8.7
Morse TEC             30.3      26.5      96.2       82.1
TorqTransfer Systems   7.0       8.2      26.7       29.5
Transmission Systems   9.2      11.6      37.4       41.7
Divested Operations   (0.3)     (0.3)      4.0        6.4
                    --------  -------   -------   -------
Total                 57.9      56.1     222.9      192.1
Corporate, including
 equity in affiliates(35.1)    (2.8)    (38.6)      (9.1)
                    --------  --------  -------    ------
Consolidated        $ 22.8    $ 53.3    $184.3    $ 183.0
                    ========= ======== ========    =======

                             Total Assets
                         September 30,  December 31,
                             2000         1999
Air/Fluid Systems        $  413.5       $   407.9
Cooling Systems             544.5           560.8
Morse TEC                1,002.1          1,007.4
TorqTransfer Systems        264.7           261.3
Transmission Systems        362.8           356.0
Divested Operations         121.1           123.4
                         -----------    -----------
Total                     2,708.7         2,716.8
Corporate, including
     equity in affiliates   135.3           253.9
                         -----------    -----------
Consolidated             $2,844.0       $ 2,970.7
                         ===========    ===========

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

(9) Announcement to Sell Fuel Systems and Kysor-Westran
In April 2000, the Company announced its intention to sell two non-core businesses, which did not fit the Company's strategic focus on powertrain technology, Fuel Systems and Kysor-Westran. These businesses were acquired as part of the vehicle products business of Kuhlman Corporation in March of 1999. Both divisions have been reclassified for segment sales and EBIT reporting to divested operations. The Fuel Systems unit, previously reported as part of Air/Fluid Systems, produces metal tanks for the heavy-duty and medium-duty truck markets in North America. Kysor-Westran, previously reported as part of Morse TEC, produces heating, ventilation and air conditioning products for the agricultural/off highway market in North America and Europe. Proceeds from the sales are expected to be used for general corporate purposes, including repaying indebtedness or repurchasing the Company's stock on the open market.

(10)During the third quarter of 2000, the Company recorded a one-time restructuring charge of $32.6 million ($19.6 million after tax), or $0.75 per diluted share for the three months ended September 30,2000. The charge included restructuring costs related to the rationalization and integration of certain businesses and actions taken to bring costs in line with vehicle production slowdowns in major customer product lines. Of the $32.6 million restructuring charge, $6.3 million is based on estimates of future cash expen-ditures. The Company expects to terminate approximately 170 employees under the plan. These reductions will take place across each business segment except TorqTransfer Systems, across each geographic area of the Company and across each major functional area, including production and selling and administrative positions.

Following is a summary of the impact of the restructuring charge on operations for the three and nine months ended September 30, 2000:

                    Three Months
                                                  From
                    Consolidated   Restructuring  Operations
Sales               $  618.5    $      -          $  618.5
Earnings before interest
  and taxes              22.8      (32.6)         55.4
Interest expense         15.9          -          15.9
                    -----------    ----------     --------
Earnings before income
 taxes                   6.9       (32.6)         39.5
Provision for income
 taxes                    1.6      (13.0)         14.6
                    ----------     ---------      -------
Net earnings        $    5.3    $  (19.6)     $   24.9
                    ==========     ========       ========
Net earnings per
 share - diluted      $   0.20       $  (0.75)     $   0.95

                         Nine Months
                                                       From
                         Consolidated   Restructuring  Operations
Sales                    $2,049.6    $      -          $2,049.6
Earnings before interest
  and taxes              184.3          (32.6)        216.9
Interest expense          47.7              -          47.7
                         --------       --------       --------
Earnings before income
     taxes               136.6          (32.6)         169.2
Provision for income
     taxes                50.3          (13.0)         63.3
                         ---------      --------       -------
Net earnings             $  86.3        $  (19.6)      $  105.9

Net earnings per share
- diluted                $  3.26        $  (0.74)      $   4.00
                         ===========    ===========    ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

BorgWarner Inc. (the "Company") is a leading global supplier of highly engineered systems and components for powertrain applications. Its products are manufactured and sold worldwide, primarily to original equipment manufacturers ("OEMs") of passenger cars, sport-utility vehicles, trucks, commercial transportation products and industrial equipment. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major OEM in the world.

The following discussion covers the results of operations for the three and nine months ended September 30, 2000 and 1999 and financial condition as of September 30, 2000 and December 31, 1999.

RESULTS OF OPERATIONS

The Company's products fall into five reportable operating segments:
Air/Fluid Systems, Cooling Systems, Morse TEC, TorqTransfer Systems and Transmission Systems. Two businesses are currently for sale and have been classified in divested operations: The Fuel Systems business, previously reported in Air/Fluid Systems, and Kysor-Westran, previously reported in Morse TEC. The following tables present net sales and earnings before interest and taxes ("EBIT") by segment for the three and nine months ended September 30, 2000 and 1999 in millions of dollars.

                         Three Months      Nine Months
NET SALES                Ended September 30, Ended September 30,
                         2000       1999       2000    1999
                         --------  --------  -------  ---------
Air/Fluid Systems        $ 98.7    $ 98.7    $ 336.4   $ 300.6
Cooling Systems            66.7      27.6      223.7      67.7
Morse TEC                 215.5     199.5      676.4     584.6
TorqTransfer Systems      115.9     128.2      406.4     420.5
Transmission Systems      103.3      98.5      332.6     305.1
Divested operations        28.7      48.7      109.3     141.2
                         --------  --------  --------- ---------
                         628.8      601.2    2,084.8   1,819.7
Intersegment eliminations(10.3)    (11.5)   (35.2)     (37.9)

Net sales                $618.5    $589.7    $2,049.6 $1,781.8
                         ======== ========   ======== =========

                         Three Months        Nine Months
EBIT                     Ended September 30, Ended September 30,
                         2000       1999     2000       1999
                         -------   --------  --------  --------
Air/Fluid Systems        $  4.8    $  6.8    $ 30.5    $ 23.7
Cooling Systems             6.9       3.3      28.1       8.7
Morse TEC                  30.3      26.5      96.2      82.1
TorqTransfer Systems        7.0       8.2      26.7      29.5
Transmission Systems        9.2      11.6      37.4      41.7
Divested operations        (0.3)     (0.3)      4.0       6.4
                         --------  ----------  --------  ------
Earnings before interest
     and taxes           $  57.9   $ 56.1     $ 222.9  $ 192.1
                         ========= ========= ========= =========

Consolidated sales for the quarter ended September 30, 2000 reached $618.5 million, a 5% increase over 1999's third quarter performance. Comparing businesses owned for both periods, sales were essentially flat. This was against a backdrop of flat worldwide light vehicle production, which decreased by 1% and 4% in North America and Western Europe, respectively, while Asia increased by 4%. The North American heavy truck market, which has become more of a factor for the Company as a result of recent acquisitions, declined by 33% versus the prior year. Overall, the Company's growth came principally from Europe and Asia, as the number of applications for the Company's advanced products continues to expand. At the same time, weak European currencies negatively affected the European sales growth rate. Had the European exchange rates been at the same levels as in 1999, sales would have been approximately $16 million higher. The impact of the Euro was felt most strongly in our Morse TEC and Transmission Systems segments.

Third quarter sales for the Air/Fluid Systems segment were flat compared to the prior year, while EBIT declined by $2 million. Strong sales of pump products for emission control were more than offset by pricing and volume weakness at their major customer which impacted the sales of a variety of control products. Demand is expected to continue softening after the strong pace exhibited in the first half of the year.

Cooling Systems' results are not fully comparable to the prior year because of the October 1999 acquisition of the Eaton Fluid Power Division. While the light truck market remained strong, the market for heavy trucks softened, placing pressure on margins. Steps are already underway to realign the cost structure with the reduced demand for heavy trucks.

Morse TEC sales and EBIT for the third quarter increased by 8% and 14%, respectively, over the third quarter in the prior year despite being negatively affected by the weak Euro, both for the turbocharger business and the timing chain business. Sales growth would have been about 14% had the European exchange rates been at their 1999 levels. This segment's growth continues to come from new and expanded engine timing programs in each geographical region, and continued penetration of turbochargers on direct injected diesel engines as well as gasoline engines. Third quarter growth was at a slower pace than the first half of the year due to a softening of car and light truck/SUV builds in the United States.

TorqTransfer Systems experienced sales and EBIT decreases over the prior year of 10% and 15%, respectively, because of declines in unit volumes and mix issues, principally at their major customer. Certain price concessions to customers and cost economics further weakened EBIT comparisons, but the segment was successful in cost containment to keep the decline in EBIT to a minimum.

Excluding businesses sold in 1999, Transmission Systems increased sales by 5% due to a strong market and market share gains in shift quality components. However, price concessions, operating problems, customer shutdowns for model changeovers and R&D spending adversely affected the EBIT comparison. This group took significant steps in September to address its cost structure and improve margins.

Divested operations include Fuel Systems and Kysor-Westran currently for sale, as well as the forged powder metal race business sold in October 1999. The decline in sales is attributable to the state of the heavy truck market as well as the sale of the forged powder metal race business in the prior year.

Sales for the first nine months of 2000 increased 15% to $2,049.6 million from $1,781.8 million for the first nine months of 1999. Adjusted for the effects of acquisitions and divested operations, sales were essentially flat. The Company has taken steps to focus on getting costs in line to manage through this anticipated period of slower industry growth.

Consolidated gross margin through the first nine months of 2000 was 24.2%, up from 22.8% for the first nine months of 1999. A better mix of higher margin businesses, such as Morse TEC and Cooling Systems, and the divestiture of lower margin operations in 1999 drove the improvement. Partially offsetting the margin gain was an increase in selling, general and administrative expenses ("SG&A"). Through September 2000, the Company increased its spending on research and development ("R&D") to 4.2% of sales from 3.7% in 1999 to continue investing in a number of key programs that are necessary for both short and long term growth. In part, the results also reflect the mix impact from the newly acquired businesses, which generate a higher level of R&D expenditures. Nevertheless, the Company remains committed to R&D investment while continuing to control SG&A costs.

Goodwill amortization and interest both increased over last year as a result of the acquisition of the Eaton Fluid Power Division in October 1999. Other factors influencing interest expense were strong operating cash flow and proceeds from divestitures, both of which reduced debt levels. The macroeconomic increase in interest rates did not impact interest expense significantly since most of the Company's debt has fixed interest rates.

The increase in equity in affiliate earnings and other income is mainly attributable to the Company's 50% owned Japanese joint venture, NSK-Warner. The Company's share of NSK-Warner's income for the three months ended September 30, 2000 and 1999, amounted to $3.9 million and $3.1 million, respectively. September 2000 year to date totaled $11.9 million versus $9.2 million in 1999.

During the third quarter of 2000, the Company recorded a one-time restructuring charge of $32.6 million ($19.6 million after tax), or $0.75 per diluted share. The charge included restructuring costs related to the rationalization and integration of certain businesses and actions taken to bring costs in line with vehicle production slowdowns in major customer product lines. Of the $32.6 million restructuring charge, $6.3 million is based on estimates of future cash expenditures. The Company expects to terminate approximately 170 employees under the plan. These reductions will take place across each business segment except TorqTransfer Systems, across each geographic area of the Company and across each major functional area, including production and selling and administrative positions.

The Company's income taxes are based upon estimated annual tax rates for the year. The anticipated effective income tax rate for 2000 is lower than the standard federal and state tax rates due to the expected realization of certain R&D and foreign tax credits, due to foreign rates which differ from those in the U.S. and offset somewhat by non-deductible expenses, such as goodwill. The Company expects taxes to be in the range of 37 - 38% of pretax income throughout 2000, exclusive of the restructuring charge. The tax rate on the restructuring charge reflected a difference in the book and tax carrying values of the assets written-down.

For the quarter ended September 30, 2000, the Company reported net earnings before the restructuring charge of $24.9 million, or $0.95 per diluted share, a decrease of $2.5 million and $0.07, respectively, compared to 1999. Including the restructuring charge, net earnings were $5.3 million or $0.20 per diluted share. During the quarter, the combination of the weak Euro and the soft heavy truck market penalized earnings by an estimated $0.09 per share. The Ford situation also contributed to the decline in results. Year to date earnings excluding the restructuring charge of $105.9 million, or $4.00 per diluted share, exceeded 1999 earnings for the same period of $95.8 million, or $3.71 per diluted share. Net of the restructuring charge, year to date net earnings were $86.3 million, or $3.26 per diluted share.

For the remainder of the year, the Company remains concerned about the same external factors that have been influencing the industry in the past few months, namely the devaluation of the Euro, the reduction in orders in the heavy-duty truck market and customer mix issues. As a result, the fourth quarter is expected to be lower than 1999. Despite these issues, the Company is anticipating modest growth in continuing operations in 2001, and maintains a positive long-term outlook due to the viability of its product leadership strategy.

FINANCIAL CONDITION AND LIQUIDITY

Cash generated from operations for the nine months ended September 30, 2000 totaled $157.8 million and consists of net earnings of $86.3 million and non-cash charges of $130.6 million, partially offset by a $59.1 million increase in net operating assets and liabilities. Non-cash charges to operations include $77.2 million of depreciation, $32.5 million of goodwill amortization, a $32.6 million pre-tax restructuring charge and ($11.7) million of other items. Depreciation and amortization increased in comparison to the prior year mainly due to the acquisitions made in 1999 and the increased capital spending in recent years. Increases in net working capital line items are consistent with the higher levels of business the Company has experienced in 2000 relative to 1999. 1999 cash flows were also enhanced by the collection of $33 million of accounts receivable a major customer had deferred in December 1998.

Cash used in investing activities totaled $27.6 million. The sale of Coleman Cable Systems, Inc., one of the electrical products businesses acquired from Kuhlman Corporation in March 1999, cleared escrow in January 2000. The total sales price of $137 million included debt securities with a face value of $15 million and $122 million in cash. Partially offsetting this inflow was $43 million in tax payments related to the sales of the electrical products businesses.

Capital spending for the nine months ended September 30, 2000 increased by $18.7 million to $111.5 million compared to the same period of 1999. This reflects the full run rate effect of 1999's acquisitions, several expansion projects being launched to support the Company's strong order book and the land purchase for the BorgWarner Powertrain Technical Center. Of the capital spending, about 60% is related to expansion projects with the remaining funds being applied to cost reduction programs. The Company anticipates that capital spending for full-year 2000 will continue to be higher than in 1999 in order to fund existing and new programs, but remain at about 6.5% of sales.

In the first half of 2000, the Company repaid $66.0 million of borrowings under its $350 million revolving credit facility. In the third quarter an additional $75.0 million was borrowed under the facility. During the first nine months of 2000, the Company has also repurchased $27.8 million of its long-term fixed interest rate debt and spent $22.1 million to repurchase shares into treasury.

As of September 30, 2000 and December 31, 1999, the Company had sold $150.0 million of receivables under a $153.0 million Receivables Transfer Agreement for face value without recourse.

The Company believes that the combination of cash from its operations and available credit facilities will be sufficient to satisfy cash needs for its current level of operations and planned operations for the remainder of 2000 and for the foreseeable future.

OTHER MATTERS

Announcement to Sell Fuel Systems and Kysor-Westran
In April 2000, the Company announced its intention to sell two non-core businesses, which did not fit the Company's strategic focus on powertrain technology, Fuel Systems and Kysor-Westran. These businesses were acquired as part of the vehicle products business of Kuhlman Corporation in March of 1999. Both divisions have been reclassified for segment sales and EBIT reporting to divested operations. The Fuel Systems unit, previously reported as part of Air/Fluid Systems, produces metal tanks for the heavy-duty and medium-duty truck markets in North America. Kysor-Westran, previously reported as part of Morse TEC, produces heating, ventilation and air conditioning products for the agricultural/off highway market in North America and Europe. Proceeds from the sales are expected to be used for general corporate purposes, including repaying indebtedness or repurchasing the Company's stock on the open market.

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

Dividends
On October 20, 2000, the Company declared a $0.15 per share dividend to be paid on November 15, 2000 to shareholders of record as of November 1, 2000.

New Accounting Pronouncements
In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement defers the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" to those fiscal years beginning after June 15, 2000. SFAS 133 established accounting and reporting requirements for derivative instruments, including the recognition of all derivative instruments in the statement of financial condition as either assets or liabilities, measured at fair value. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as a further amendment to SFAS No. 133. This statement eases SFAS No. 133 implementation difficulties by permitting normal purchases and sales exceptions to be applied to contracts that meet certain net settlement provisions and redefining the risks that can be identified as the hedged risk. The Company is in the process of implementing the appropriate systems and processes to adopt these statements effective January 1, 2001, as required, and management is currently assessing the impact of SFAS 133 on the Company's results of operations, financial condition and cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, entitled "Revenue Recognition in Financial Statements." SAB 101A was issued by the SEC on March 24, 2000 and delayed the required implementation date of SAB 101 until the second quarter of 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The adoption of SAB 101 has not had a material effect on the Company's financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks

The Company's market risk exposure at September 30, 2000 is consistent with the types of market risk and amount of exposure presented in its 1999 Annual Report on Form 10-K.

PART II

Item 1.   Legal Proceedings

          Inapplicable.

Item 2.   Changes in Securities

          Inapplicable.

Item 3.   Defaults Upon Senior Securities

          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Inapplicable

Item 5.   Other Information

          Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

     10.1 - Credit Agreement dated as of July 21, 2000 among BorgWarner Inc., as Borrower, The Lenders Party Hereto, The Chase Manhattan Bank, as Administrative Agent, Bank America, N.A., as Syndication Agent and Bank One, N.A., as Documentation Agent.

     27.1 - Financial Data Schedule

Reports on Form 8-K

     None

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



Date: November 14, 2000