Form 10-K405
period 2000-12-31
BORGWARNER INC
filed 2001-03-23
CIK 908255

____________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000	Commission file number: 1-12162

BorgWarner Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3404508
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 South Michigan Avenue

Chicago, Illinois 60604
(312) 322-8500
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X     No

      The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on March 8, 2001 was approximately $1.18 billion. As of March 8, 2001, the registrant had 26,259,219 shares of Common Stock outstanding.

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Part of Form 10-K
into which
Document	incorporated

BorgWarner Inc. 2000 Annual Report to Stockholders	Parts I, II and IV

BorgWarner Inc. Proxy Statement for the 2001 Annual Meeting of Stockholders	Part III

BORGWARNER INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2000

PART I

Item 1. Business

      BorgWarner Inc. (the "Company"), a Delaware corporation, was incorporated in 1987. The Company is a leading, global Tier I supplier of highly engineered systems and components, primarily for vehicle powertrain applications. These products are manufactured and sold worldwide, primarily to original equipment manufacturers ("OEMs") of passenger cars, sport utility vehicles, trucks, commercial transportation products and industrial equipment. The Company operates 56 manufacturing and technical facilities in 13 countries serving customers in North America, South America, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.

Financial Information About Segments

      Incorporated herein by reference is Note 13 of the Notes to the Consolidated Financial Statements on pages 44 through 46 of the Company's Annual Report for the year ended December 31, 2000 (the "Company's Annual Report") filed as an exhibit to this report.

Narrative Description of Operating Segments

      The Company's products fall into five reportable operating segments: Air/Fluid Systems, Cooling Systems, Morse TEC, TorqTransfer Systems and Transmission Systems. Net revenues by segment for the three years ended December 31, 2000, 1999 and 1998, are as follows (in millions of dollars):

	Year ended December 31,

	2000	1999	1998

Air/ Fluid Systems	$427.8	$413.9	$351.4

Cooling Systems	281.3	142.8	-

Morse TEC	885.8	796.9	536.2

TorqTransfer Systems	526.7	563.3	518.8

Transmission Systems	437.5	413.4	355.0

Divested operations and businesses held for sale	132.9	178.0	121.1

Interbusiness eliminations	(46.1)	(49.7)	(45.7)

Net sales	$2,645.9	$2,458.6	$1,836.8

      The sales information presented above excludes the sales by the Company's unconsolidated joint ventures. See "Joint Ventures." Such sales totaled approximately $348 million in 2000, $287 million in 1999 and $247 million in 1998. Divested operations and businesses held for sale includes Kysor-Westran which was sold in 2000, the forged powdered metal race business sold in 1999, the torque converter and connecting rod businesses sold in 1998 and the fuel systems' business which is currently held for sale.

Air/Fluid Systems

      Air/Fluid Systems designs and manufactures sophisticated electro-mechanical, mechanical and electronic components and systems used for automated transmissions, fluid pumps, engine air intake modules, engine emission controls and actuation systems. Key products for transmission controls include single function solenoids, complex solenoids and multi-function modules. We also manufacture a wide variety of fluid pumps, including engine hydraulic pumps for variable cam timing and engine lubrication. Key products for engine air intake management include throttle bodies, intake manifolds, throttle position sensors and complete engine induction systems. We also manufacture products to control emissions and improve gas mileage such as electric air pumps, air control valves and exhaust gas recirculation valves.

Cooling Systems

      Cooling Systems, the Company's newest segment, is a combination of the businesses acquired from Eaton Corporation and the Schwitzer cooling businesses acquired as part of the Kuhlman Corporation acquisition in 1999. Cooling Systems manufactures viscous and electronically activated fan clutches, on-off fan drives and fans which are used as part of the engine cooling system. Product features include improved fuel economy and emissions control by minimizing parasitic power loss. These products are provided from facilities in the U.S., Germany, U.K., Brazil, Korea and China. The Company believes it is a leading global supplier of such products but competes with other large independent producers as well as divisions of its OEM customers. This business serves the light, medium and heavy duty truck markets.

Morse TEC

      Morse TEC manufactures chain and chain systems, including HY-VO® front-wheel drive ("FWD") transmission chain and four-wheel drive ("4WD") chain, MORSE GEMINI® Chain Systems, timing chain and timing chain systems, crankshaft and camshaft sprockets, chain tensioners and snubbers and turbochargers for passenger car and commercial vehicle applications. These products are provided from facilities in North America, Europe and Japan.

      HY-VO® chain is used in transmissions and for 4WD transfer case applications. Transmission chain is used to transfer power from the engine to the transmission. The Company's MORSE GEMINI® Chain System emits significantly less chain pitch frequency noise than conventional transmission chain systems. The chain in a transfer case distributes power between the front and rear output shafts which, in turn, drive the front and rear wheels. The Company believes it is the world's leading manufacturer of chain for FWD transmissions and 4WD transfer cases. The Company is an original equipment supplier to every major manufacturer that uses chain for such applications.

      The Company's timing chain system is used on Ford's new family of overhead cam engines, including the Duratech and Triton engines, as well as Chrysler's 2.7 liter, 3.7 liter and 4.7 liter overhead cam engines. The Company has been selected to provide timing systems for a number of Japanese and European applications. The Company believes that it is the world's leading manufacturer of timing chain systems.

      This segment also provides turbochargers for passenger car, commercial vehicle and industrial applications for diesel and gasoline engine manufacturers in Europe, North America, South America and Asia. A turbocharger is a device designed to force additional intake air into the engine to create a cleaner and more powerful ignition. Benefits of turbocharging in both passenger car and commercial vehicle applications include greater power for a given engine size, improved fuel economy and significantly reduced emissions. The Company believes it is a leading manufacturer of turbochargers worldwide.

TorqTransfer Systems

      TorqTransfer Systems' products include 4WD and all-wheel drive transfer cases and torque management systems to transfer torque within the drivetrain for rear wheel drive and FWD based vehicles. The main focus is on electronically controlled torque management devices and systems.

      Transfer cases are installed primarily on light trucks and sport-utility vehicles. A transfer case attaches to the transmission and distributes torque to the front and rear axles for 4WD, improving vehicle control during off-road use and in a variety of road conditions. The Company has designed and developed an exclusive 4WD TORQUE-ON-DEMAND® ("TOD") transfer case system, which allows vehicles to automatically shift from two-wheel drive to 4WD when electronic sensors indicate it is necessary. The TOD® transfer case is available on the Ford Explorer, the best selling sport-utility vehicle in the United States in 2000, 1999 and 1998, and the Ford Expedition, Lincoln Navigator, Isuzu Trooper and SsangYong Musso from Daewoo.

      Sales of 4WD transfer cases represented 19%, 22% and 27% of the Company's total revenues for 2000, 1999 and 1998, respectively. The Company believes it is the world's leading independent manufacturer of 4WD transfer cases, producing approximately 1.1 million transfer cases in 2000. The Company's largest customer of 4WD transfer cases is Ford Motor Company. The Company supplies the majority of the 4WD transfer cases for Ford, including those installed in the Ford Explorer, the Ford Expedition, the Ford F-150 and Ranger pick-up trucks, the Mercury Mountaineer and the Lincoln Navigator.

      Our newest four-wheel drive product is the INTERACTIVE TORQUE MANAGEMENT™ system, which is featured on the new Acura MDX crossover vehicle under a five year supply agreement. This product uses electronically controlled clutches to distribute power to the individual rear wheels when traction is required. The Company is actively involved in developing this technology for new applications in both front wheel drive based crossover vehicles and passenger cars.

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

Joint Ventures

      The Company currently has five joint ventures in which it has a less-than-100% ownership interest. Results from three of these ventures, in which the Company is the majority owner, are consolidated as part of the Company's results. The Company's ownership interest in NSK-Warner is 50%. This is reported using the equity method of accounting. The Company also has an 80% ownership interest in BorgWarner TorqTransfer Systems (Beijing) Co., Ltd., a newly formed joint venture which will manufacture transfer cases in China. Results from this venture will be consolidated.

      Management of the unconsolidated joint ventures is shared with the Company's respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

			Percentage				Fiscal
			Owned by		Location		2000 Sales
		Year	the		of	Joint Venture	($ in
Joint Venture	Products	Organized	Company		Operation	Partner	millions)

Unconsolidated

NSK-Warner K.K	Friction products	1964	50%		Japan	Nippon Seiko K.K.	$343

Beijing Warner Gear Co., Ltd.	Manual transmissions	1992	49.9%		China	Beijing Gear Works	$5 (a)
Consolidated

Borg-Warner Automotive Korea, Inc.	Friction products	1987	60	%(b)	Korea	NSK Warner K.K.	$53

Divgi-Warner Limited	Transfer cases, manual transmissions and automatic locking hubs	1995	60%		India	Divgi Metalwares, Ltd.	$6

Borg-Warner Shenglong	Fans, fan drives	1999	70%		China	Ningbo Shenglong	$3
(Ningbo) Co. Ltd.						Group Co., Ltd.

(a)	In October 2000, the Company sold its 49.9% ownership interest in Beijing Warner Gear Co. Ltd.("BWGL"), to its joint venture partner, Beijing Gear Works. Results for BWGL represent ten months ended October 31, 2000.
(b)	BorgWarner Inc. owns 50% of NSK-Warner, giving the Company an effective ownership interest of 80%.

      See Note 13 of the Notes to Consolidated Financial Statements on pages 44 through 46 of the Company's Annual Report for geographic information.

Customers

      Approximately 75% of the Company's total sales in 2000 were to automotive OEMs, with the remaining 25% of the Company's sales to a diversified group of industrial, construction and agricultural vehicle manufacturers, auto part manufacturers and to distributors of automotive aftermarket and replacement parts.

      The Company's worldwide sales in 2000 to Ford, DaimlerChrysler Corporation and General Motors Corporation constituted approximately 26%, 17% and 12%, respectively, of its 2000 consolidated sales. Approximately 26% of consolidated sales for 2000 were outside the United States, including exports. However, a substantial portion of such sales were to foreign OEMs of vehicles that are, in turn, exported to the United States. See Note 12 of the Notes to Consolidated Financial Statements on pages 44 through 46 of the Company's Annual Report.

      The Company's automotive products are generally sold directly to OEMs substantially pursuant to either negotiated long term supply agreements or terms and conditions as may be modified by the Company. Deliveries are subject to periodic authorizations based upon the production schedules of the OEMs. The Company ships its products directly from its plants to the OEMs.

Sales and Marketing

      Each of the Company's operating segments has its own sales function headed by a vice president of sales. Account executives for each group are assigned to serve specific OEM customers for one or more of a business group's products. Such account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business. Because of their close relationship with the OEMs, account executives are able to identify and meet customers' needs based upon their knowledge of the Company's products and design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities as a key interface to the customers.

Research and Development

      Each of the Company's operating segments has its own research and development ("R&D") organization. Over 600 employees, including engineers, mechanics and technicians, are engaged in R&D activities at Company facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life testing and dynamometer laboratories.

      By working closely with the OEMs and anticipating their future product needs, the Company's R&D personnel conceive, design, develop and manufacture new proprietary automotive components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to obtain new orders from its OEM customers.

      Consistent with its strategy of developing technologically innovative products, the Company spent approximately $112.0 million, $91.6 million and $65.1 million in 2000, 1999 and 1998, respectively, on R&D activities. Not included in the reported R&D activities were customer-sponsored R&D activities that were approximately $12.5 million, $9.4 million and $8.4 million in 2000, 1999 and 1998, respectively.

Patents and Licenses

      The Company has approximately 2,800 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company's business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company's financial position or future operating results. The Company owns numerous trademarks, some of which are valuable but none of which are essential to its business in the aggregate.

      The Company owns the "BorgWarner" and "Borg-Warner Automotive" trade names and housemarks, and variations thereof, which are material to the Company's business.

Competition

      Each of the Company's operating segments competes worldwide with a number of other manufacturers and distributors which produce and sell similar products. Price, quality and technological innovation are the primary elements of competition. Competitors include vertically integrated units of the Company's major OEM customers, as well as a large number of independent domestic and international suppliers (some of which were formerly part of our OEM customers). Many of these companies are larger and have greater resources than the Company.

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

Employees

      As of December 31, 2000, the Company and its consolidated subsidiaries had approximately 14,000 salaried and hourly employees (as compared with approximately 14,400 employees at December 31, 1999), of which approximately 9,219 were U.S. employees. Approximately 39% of the Company's domestic hourly workers are unionized. The hourly workers at the Company's European facilities are also unionized. The Company believes its present relations with employees to be satisfactory.

Raw Materials

      Each of the Company's operating segments believes that its supplies of raw materials for manufacturing requirements in 2001 are adequate and are available from multiple sources. It is common, however, for customers to require their prior approval before certain raw materials or components can be used, thereby reducing sources of supply that would otherwise be available. Manufacturing operations for each of the Company's operating segments are dependent upon natural gas, fuel oil, propane and electricity.

Environmental Regulation and Proceedings

      The Company's operations are subject to federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that it has operated its business and facilities in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. However, the operation of automotive parts manufacturing plants entails risks in these areas even for a company complying with all laws, and there can be no assurance that the Company will not incur material costs or liabilities. In addition, through various acquisitions over the years, the Company has acquired a number of manufacturing facilities and there can be no assurance that the Company will not incur material costs and liabilities relating to activities which predate the Company's ownership. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

      The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its financial position or future operating results, although no assurance can be given in this regard. Capital expenditures and expenses in 2000 attributable to compliance with such legislation were not material.

      The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may presently be liable for the cost of cleanup and other remedial activities at 42 such sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

      Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the

Company has established a reserve for indicated environmental liabilities in the aggregate amount of approximately $20.7 million at December 31, 2000. The Company expects this amount to be expended over the next three to five years.

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

      In connection with the sale of Kuhlman Electric Corporation, we agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities relating to the past operations of Kuhlman Electric. During 2000, Kuhlman Electric notified us that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant.

      We have been working with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate the extent of the contamination. To date, the investigation has revealed the presence of PCBs in portions of the soil at the plant and neighboring areas. We have filed a lawsuit against Kuhlman Electric seeking a declaration of the scope of the Company's contractual indemnity. As the investigation is in its early stages, and the court has not yet ruled on the lawsuit, we cannot now estimte the potential liability associated with this matter.

Executive Officers

      Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 19, 2001.

Name	Age	Position with Company

John F. Fiedler	62	Chairman and Chief Executive Officer

George E. Strickler	53	Executive Vice President and Chief Financial Officer

William C. Cline	51	Vice President and Controller

Gary P. Fukayama	53	Executive Vice President

Laurene H. Horiszny	45	Vice President

John A. Kalina	55	Vice President

Geraldine Kinsella	53	Vice President

Timothy Manganello	51	Vice President

John J. McGill	46	Vice President

Jeffrey L. Obermayer	45	Vice President

Ronald M. Ruzic	62	Executive Vice President

Robert D. Welding	52	Executive Vice President

F. Lee Wilson	46	Vice President

Roger Wood	38	Vice President

      Mr. Fiedler has been Chairman of the Board of Directors since March 1996 and has been Chief Executive Officer of the Company since January 1995. He was President from June 1994 to March 1996.

      Mr. Strickler has been recently named Executive Vice President and Chief Financial Officer of the Company. He was Executive Vice President and Chief Financial Officer of Lake West Group, a retail consulting firm, from 1999 to March 2001. He was Corporate Vice President of Goodyear Tire & Rubber Co. and Vice President-Finance of the North America Tire Division from 1996 to 1999.

      Mr. Cline has been Vice President and Controller of the Company since May 1993.

      Mr. Fukayama has been Executive Vice President of the Company since November 1992. He has been Group President of BorgWarner Air/Fluid Systems Inc. since May 1996. He was President and General Manager of BorgWarner Transmission Systems Inc. from January 1995 to April 1996.

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

      Ms. Kinsella has been Vice President-Human Resources of the Company since May 1993.

      Mr. Manganello has been Vice President of the Company and President and General Manager of BorgWarner TorqTransfer Systems Inc. since February 1999. He was Vice President, Operations of BorgWarner TorqTransfer Systems Inc., Muncie Plant from December 1995 until

January 1999. He was Vice President, Business Development of BorgWarner TorqTransfer Systems Inc., from October 1994 until November 1995.

      Mr. McGill has been Vice President of the Company and President and General Manager of BorgWarner Cooling Systems Inc. since October 1999. He was General Manager of Eaton's Fluid Power Division from January 1998 to October 1999. He was General Manager of Eaton's Torque Control Products from April 1996 to January 1998 and was Operations Manager of Eaton's Engine Components from April 1994 to April 1996.

      Mr. Obermayer has been Vice President and Treasurer of the Company since December 1999. He was Acting Treasurer from June 1999 until December 1999 and Vice President, Finance & Business Development - BorgWarner Transmission Systems Inc. from May 1999 until December 1999. He was Vice President and Controller of BorgWarner Transmission Systems Inc. from October 1996 until April 1999 and was Director, Financial Planning & Investments from January 1994 until September 1996.

      Mr. Ruzic has been Executive Vice President of the Company and Group President of BorgWarner Morse TEC Inc. since October 1992, Chairman of 3K-Warner Turbosystems since September 1998 and Vice Chairman of AG Kuhnle since September 1997.

      Mr. Welding has been Executive Vice President of the Company since November 1999 and has been President of BorgWarner Transmission Systems Inc. since May 1996. He was Vice President of the Company from May 1996 until October 1999 and was Vice President-Operations of BorgWarner Transmission Systems Inc., Bellwood Plant, from November 1993 to May 1996.

      Mr. Wilson has been Vice President of the Company and President and General Manager of BorgWarner Turbo Systems Inc. since January 2000. He was a Director for Allied Signal Aerospace (n/k/a Honeywell) for various product lines from October 1997 to December 1999. From January 1996 until September 1997, he was Product Director - Commercial Diesel Turbochargers Worldwide for Allied Signal Aerospace.

      Mr. Wood has been Vice President of the Company and President of BorgWarner Morse TEC Inc. since January 2001. He was Vice President of Business Development of BorgWarner TorqTransfer Systems Inc. from September 1999 to January 2001. From January 1999 until September 1999, he was Vice President - Operations, Transmission Components of BorgWarner TorqTransfer Systems Inc. and from January 1996 until December 1998, he was Vice President - Operations, Engine Timing Components of BorgWarner TorqTransfer Systems Inc.

Item 2. Properties

      As of December 31, 2000, the Company had 47 manufacturing facilities strategically located throughout the United States and worldwide. In addition to its domestic manufacturing facilities, the Company has four facilities in Germany, two facilities in England, Korea, Brazil, Japan and India, and one facility in each of Canada, Italy, Mexico, Wales, China, France and Taiwan. The Company also has numerous sales offices, warehouses and technical centers. The Company's executive offices, which are leased, are located in Chicago, Illinois. In general, the Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

      The following is additional information concerning the headquarters and the major manufacturing plants operated by the Company and its consolidated subsidiaries. Unless otherwise noted, these plants are owned by the Company.

2000
Percent of
Capacity
Utilization
Locations	(1)(2)

Air/Fluid Systems	73.5%
Headquarters: Warren, Michigan
Buffalo, New York (leased); Charlotte, North Carolina; Chester, South Carolina; Dixon, Illinois; Grand Rapids, Michigan (leased); Rothbury, Michigan; Spring Lake, Michigan; Sallisaw, Oklahoma; Springfield, Ohio; Tulle, France; Walker, Michigan; Water Valley, Mississippi; White Pigeon, Michigan (3)

Cooling Systems	76.2%
Headquarters: Marshall, Michigan (leased)
Bradford, England (leased); Cadillac, Michigan; Markdorf, Germany; Changwon, South Korea (leased); Fletcher, North Carolina; Gainesville, Georgia (leased); Ningbo, China; Sao Jose dos Campos, Brazil (leased)

2000
Percent of
Capacity
Utilization
Locations	(1)(2)

Morse TEC	93.7%
Headquarters: Ithaca, New York; Kirchheimbolanden, Germany
Arcore, Italy; Asheville, North Carolina; Bradford, England; Campinas Sao Paolo, Brazil; Guadalajara, Mexico; Cortland, New York; Ithaca, New York; Nabari City, Japan; Simcoe, Ontario, Canada; Tainan Shien, Taiwan

TorqTransfer Systems	115.7%
Headquarters: Sterling Heights, Michigan (leased) Livonia, Michigan; Longview, Texas (leased); Margam, Wales; Muncie, Indiana; Pune, India (60% JV); Seneca, South Carolina; Sirsi, India (60% JV)

Transmission Systems	142.5%
Headquarters: Lombard, Illinois (leased); Bellwood, Illinois; Coldwater, Michigan; Eumsung, Korea (80% JV); Frankfort, Illinois; Heidelberg, Germany; Ketsch, Germany; Margam, Wales

(1)	The figure shown in each case is a weighted average of the percentage utilization of each major plant within the category, with an individual plant weighted in proportion to the number of employees employed when such plant runs at 100% capacity. Capacity utilization at the 100% level is defined as operating five days per week, with two eight-hour shifts per day and normal vacation schedules.

(2)	The table excludes joint ventures owned 50% or less.

(3)	The Company has announced its intention to divest its fuel tank business and, therefore, has not included these facilities in its calculation of capacity utilization. The Company's fuel tank operations occur at the following locations: Buffalo, New York; Charlotte, North Carolina; Chester, South Carolina; Grand Rapids, Michigan; Springfield, Ohio; Walker, Michigan; and White Pigeon, Michigan.

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

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to the security holders of the Company during the fourth quarter of 2000.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock is listed for trading on the New York Stock Exchange. As of March 8, 2001, there were approximately 3,084 holders of record of Common Stock.

      The Company has paid cash dividends of $.15 per share on its Common Stock during each quarter for the last two fiscal years. While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.

      High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 1999 and 2000 were:

Quarter ended	High	Low

March 31, 1999	$56.000	$42.438

June 30, 1999	$60.000	$46.375

September 30, 1999	$57.875	$40.875

December 31, 1999	$43.375	$36.750

March 31, 2000	$39.437	$30.062

June 30, 2000	$44.125	$35.125

September 30, 2000	$37.000	$31.562

December 31, 2000	$40.000	$33.000

Item 6. Selected Financial Data

      The Selected Financial Data for the five years ended December 31, 2000 with respect to the following line items set forth on page 47 of the Company's Annual Report is incorporated herein by reference and made a part of this report: net sales; net earnings; net earnings per share; total assets; total debt; and cash dividend declared per share. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 22 through 28 in the Company's Annual Report are incorporated herein by reference and made a part of this report.

Item 7a. Market Risk Disclosure

      Information with respect to interest rate risk and foreign currency exchange risk is contained on page 28 of the Company's Annual Report and is incorporated herein by reference. Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note 6 of the Notes to Consolidated Financial Statements on page 38 of the Company's Annual Report and is incorporated herein by reference. Information with respect to the Company's level of business outside the United States which is subject to foreign currency exchange rate market risk is contained in Note 13 of the Notes to Consolidated Financial Statements on page 46 under the caption "Geographic Information" and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The Consolidated Financial Statements (including the notes thereto) of the Company and the Independent Auditors' Report as set forth on pages 29 through 47 in the Company's Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2000 and 1999 is set forth on page 46 of the Company's Annual Report. For a list of financial statements filed as part of this report, see Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" beginning on page 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information with respect to directors and nominees for election as directors of the Company under the caption "Election of Directors" on pages 1 through 4 of the Company's Proxy Statement and information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 5 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report. Information with respect to executive officers of the Company is set forth in Part I of this report.

Item 11. Executive Compensation

      Information with respect to compensation of executive officers and directors of the Company under the captions "Compensation of Directors" on page 4 of the Company's Proxy Statement and "Executive Compensation," "Stock Options," "Long-Term Incentive Plans," and "Employment Agreements" on pages 5 through 8 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership by persons known to the Company to beneficially own more than five percent of the Company's Common Stock, by directors and nominees for directors of the Company and by all directors and executive officers of the Company as a group under the caption "Stock Ownership" on page 4 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

Item 13. Certain Relationships and Related Transactions

      Information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" on page 14 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. The following consolidated financial statements of the Company on pages 29 through 47 of the Company's Annual Report are incorporated herein by reference:

Independent Auditors' Report

Consolidated Statements of Operations - years ended December 31, 2000, 1999 and 1998

Consolidated Balance Sheets - December 31, 2000 and 1999

Consolidated Statements of Cash Flows - years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity - years ended December 31, 2000, 1999 and 1998

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

(1) None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By:	/s/ JOHN F. FIEDLER

John F. Fiedler
Chairman and Chief Executive Officer

Date: March 23, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 23 day of March, 2001.

Signature	Title

/s/ JOHN F. FIEDLER John F. Fiedler	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ WILLIAM C. CLINE William C. Cline	Vice President and Controller (Principal Accounting Officer and Acting Principal Financial Officer)
/s/ PHYLLIS O. BONANNO Phyllis O. Bonanno	Director
/s/ ANDREW F. BRIMMER Andrew F. Brimmer	Director
/s/ WILLIAM E. BUTLER William E. Butler	Director
/s/ JERE A. DRUMMOND Jere A. Drummond	Director
/s/ PAUL E. GLASKE Paul E. Glaske	Director
/s/ IVAN W. GORR Ivan W. Gorr	Director
/s/ ALEXIS P. MICHAS Alexis P. Michas	Director
/s/ JOHN RAU John Rau	Director
/s/ JOHN F. FIEDLER John F. Fiedler	As attorney-in-fact for the directors marked by an asterisk.

EXHIBIT INDEX

Exhibit
Number	Document Description

*3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).
*3.2	By-laws of the Company (incorporated by reference to Exhibit No. 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).
*3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
*3.4	Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*4.1	Indenture, dated as of November 1, 1996, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-14717).
*4.2	Indenture, dated as of February 15, 1999, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Amendment No. 1 to Registration Statement No. 333-66879).
*4.3	Rights Agreement, dated as of July 22, 1998, between Borg-Warner Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed on July 24, 1998).
*10.1	Credit Agreement dated as of July 21, 2000 among BorgWarner Inc., as Borrower, the Lenders Party Hereto, The Chase Manhattan Bank, as Administrative Agent, Bank America, N.A., as Syndication Agent and Bank One, N.A. as Documentation Agent (incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.2	First Amendment, dated as of August 3, 2000 to the Credit Agreement, dated as of July 21, 2000 among BorgWarner Inc., as Borrower, the Several Lenders From Time to Time Party Thereto, The Chase Manhattan Bank, as Administrative Agent for the Lenders, Chase Securities Inc. and Banc of America Securities LLC, as Co-Arranger, Bank of America, N.A., as Syndication Agent and Bank One, N.A. as Documentation Agent .
*10.3	Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 33-64934).
*10.4	Tax Sharing Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 33-64934).
+*10.5	Borg-Warner Automotive, Inc. Management Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.6 to Registration Statement No. 33-64934).
+*10.6	Borg-Warner Automotive, Inc. 1993 Stock Incentive Plan as amended (incorporated by reference to Appendix A of the Company's Proxy Statement dated March 20, 1998).

Exhibit
Number	Document Description

*10.7	Receivables Transfer Agreement dated as of January 28, 1994 among BWA Receivables Corporation, ABN AMRO Bank N.V. as Agent and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
*10.8	Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 among BWA Receivables Corporation, as Borrower, Borg-Warner Automotive, Inc., as Collection Agent, ABN AMRO Bank N.V., as Agent, the Banks from time to time party hereto, ABN AMRO Bank N.V., as the Program LOC Provider and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
*10.9	First Amendment dated as of March 25, 1999 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
*10.10	Second Amendment dated as of December 22, 1999 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.11	Third Amendment dated as of December 20, 2000 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998.
+*10.12	Borg-Warner Automotive, Inc. Transitional Income Guidelines for Executive Officers amended as of May 1, 1989 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
+*10.13	Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (incorporated by reference to Exhibit No. 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
+*10.14	Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (incorporated by reference to Exhibit No. 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
+*10.15	Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27, 1993 as further amended and restated effective as of April 1, 1994 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
+*10.16	Borg-Warner Automotive, Inc. Deferred Compensation Plan dated January 1, 1994 (incorporated by reference to Exhibit No. 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
+*10.17	Form of Employment Agreement for John F. Fiedler (incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
+*10.18	Amended Form of Employment Agreement for John F. Fiedler dated January 27, 1998 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
+10.19	Addendum to Employment Agreement between BorgWarner Inc. and John F. Fiedler dated November 8, 2000.
+*10.20	Employment Agreement for Lawrence B. Skatoff dated (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
+*10.21	Form of Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997).

Exhibit
Number	Document Description

+*10.22	Amendment to the Change of Control Employment Agreement between the Company and John F. Fiedler dated effective January 30, 1998 (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
*10.23	Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
*10.24	Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.23 of the Company's Form 10-K for the year ended December 31, 1998).
+*10.25	Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Appendix B of the Company's Proxy Statement dated March 22, 2000).
*10.26	Agreement of Purchase and Sale dated as of May 31, 1996 by and among Coltec Industries Inc., Holley Automotive Group, Ltd., Holley Automotive Inc., Coltec Automotive Inc., and Holley Automotive Systems GmbH and Borg-Warner Automotive, Inc., Borg-Warner Automotive Air/ Fluid Systems Corporation and Borg-Warner Automotive Air/ Fluid Systems Corporation of Michigan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated as of June 17, 1996).
*10.27	Agreement and Plan of Merger dated as of December 17, 1998 by and between Borg-Warner Automotive, Inc., BWA Merger Corp. and Kuhlman Corporation (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated as of December 21, 1998).
*10.28	Asset Purchase Agreement dated as of August 2, 1999 among Eaton Corporation, the Seller Subsidiaries, Borg-Warner Automotive, Inc. and the Buyer Subsidiaries (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
13.1	Annual Report to Stockholders for the year ended December 31, 2000 with manually signed Independent Auditors' Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).
21.1	Subsidiaries of the Company.
23.1	Independent Auditors' Consent.
99.1	Cautionary Statements.

*	Incorporated by reference.

+	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).