Form 10-Q
period 2001-03-31
BORGWARNER INC
filed 2001-05-14
CIK 908255

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT


                        Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

                      For the Quarter ended March 31, 2001

                         Commission file number: 1-12162


                                 BORGWARNER INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3404508
-----------------------------                               -------------------
 State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization                               Identification No.)



200 South Michigan Avenue, Chicago, Illinois                         60604
--------------------------------------------                    --------------
 (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (312) 322-8500
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

On April 30, 2001 the registrant had 26,307,219 shares of Common Stock outstanding.


===============================================================================

                                 BORGWARNER INC.
                                    FORM 10-Q
                        THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I.   Financial Information

     Item 1.  Financial Statements

          Introduction..............................................      2

          Condensed Consolidated Balance Sheets at
              March 31, 2001 and December 31, 2000..................      3

          Consolidated Statements of Operations for the three
              months ended March 31, 2001 and 2000..................      4

          Consolidated Statements of Cash Flows for the three
              months ended  March 31, 2001 and 2000.................      5

          Notes to the Consolidated Financial Statements............      6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................     12

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risks..................................     17

PART II.  Other Information

     Item 1.  Legal Proceedings.....................................     18

     Item 2.  Changes in Securities.................................     18

     Item 3.  Defaults Upon Senior Securities.......................     18

     Item 4.  Submission of Matters to a Vote of
                                Security Holders....................     18

     Item 5.  Other Information.....................................     18

     Item 6.  Exhibits and Reports on Form 8-K......................     18

SIGNATURES..........................................................     19

                                 BORGWARNER INC.
                                    FORM 10-Q
                        THREE MONTHS ENDED MARCH 31, 2001

                                     PART I.

                                     ITEM 1.


                 BorgWarner Inc. and Consolidated Subsidiaries'
                              Financial Statements


The financial statements of BorgWarner Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (millions of dollars except share data)

                                                   (Unaudited)
                                                    March 31,      December 31,
                                                      2001             2000
                                                    --------         --------
ASSETS
Cash and cash equivalents........................   $   15.5         $   21.4
Receivables......................................      202.8            168.9
Inventories......................................      153.5            161.6
Deferred income tax asset........................        1.7              1.7
Investments in businesses held for sale..........       32.1             31.7
Prepayments and other current assets.............       28.9             25.3
                                                    --------         --------
       Total current assets......................      434.5            410.6
Property, plant, and equipment at cost...........    1,280.4          1,279.3
Less accumulated depreciation....................      488.8            472.1
                                                    --------         --------
       Net property, plant and equipment.........      791.6            807.2
Investments and advances.........................      144.9            142.7
Goodwill, net....................................    1,191.4          1,203.1
Deferred income tax asset........................       53.9             49.4
Other noncurrent assets..........................      151.9            152.9
                                                    --------         --------
       Total other assets........................    1,542.1          1,548.1
                                                    --------         --------
                                                    $2,768.2         $2,765.9
                                                    ========         ========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable....................................   $   55.9         $   54.4
Accounts payable and accrued expenses............      368.1            408.2
Income taxes payable.............................       91.7             67.3
                                                    --------         --------
       Total current liabilities.................      515.7            529.9
Long-term debt...................................      739.2            740.4
Long-term retirement-related liabilities.........      346.3            345.2
Other long-term liabilities......................       62.4             63.3
                                                    --------         --------
       Total long-term liabilities...............      408.7            408.5

Capital stock:
    Preferred stock, $.01 par value; authorized
     5,000,000 shares; none issued...............         --               --
    Common stock, $.01 par value; authorized
     50,000,000 shares; issued shares of
     27,039,968 in 2001 and outstanding
     shares of 26,307,219 in 2001................        0.3              0.3
    Non-voting common stock, $.01 par value;
     authorized 25,000,000 shares; none issued
     and outstanding in 2001.....................         --               --
Capital in excess of par value...................      715.7            715.7
Retained earnings................................      439.0            422.9
Management shareholder note......................       (2.5)            (2.5)
Accumulated other comprehensive income (loss)....      (18.0)           (16.0)
Common stock held in treasury, at cost:
    732,749 shares in 2001.......................      (29.9)           (33.3)
                                                    --------         --------
       Total stockholders' equity................    1,104.6          1,087.1
                                                    --------         --------
                                                    $2,768.2         $2,765.9
                                                    ========         ========

           See accompanying Notes to Consolidated Financial Statements

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (millions of dollars except share data)

                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                      2001             2000
                                                    --------         --------
Net sales........................................   $  606.8         $  730.2
Cost of sales....................................      471.1            550.3
Depreciation.....................................       27.0             26.2
Selling, general and administrative expenses.....       55.6             63.5
Minority interest................................        0.7              0.7
Goodwill amortization............................       10.6             11.0
Equity in affiliate earnings and other income....       (4.5)            (3.5)
                                                    --------         --------
    Earnings before interest expense, finance
       charges and income taxes..................       46.3             82.0
Interest expense and finance charges.............       12.8             15.9
                                                    --------         --------
       Earnings before income taxes..............       33.5             66.1
Provision for income taxes.......................       12.4             25.1
                                                    --------         --------
             Net earnings........................   $   21.1         $   41.0
                                                    ========         ========
Net earnings per share
       Basic.....................................   $   0.80         $   1.54
                                                    ========         ========
       Diluted...................................   $   0.80         $   1.53
                                                    ========         ========

Average shares outstanding (thousands)
       Basic.....................................     26,256           26,684
                                                    ========         ========
       Diluted...................................     26,384           26,772
                                                    ========         ========

Dividends declared per share.....................   $   0.15         $   0.15
                                                    ========         ========


           See accompanying Notes to Consolidated Financial Statements

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (millions of dollars)
                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                      2001             2000
                                                    --------         --------
OPERATING
Net earnings.....................................   $   21.1         $   41.0
Non-cash charges to operations:
     Depreciation................................       27.0             26.2
     Goodwill amortization.......................       10.6             11.0
     Deferred income tax provision...............          -                -
     Other, principally equity in affiliate
       earnings..................................      ( 4.0)            (2.7)
Changes in assets and liabilities, net of
effects of acquisitions and divestitures:
     Increase in receivables.....................      (37.5)           (63.0)
     (Increase) decrease in inventories..........        6.1            (16.8)
     Increase in prepayments and other
       current assets............................       (3.8)            (3.2)
     Increase(decrease) in accounts payable
       and accrued expenses.....................       (35.4)            17.5
     Increase in income taxes payable............       25.2             20.6
     Net change in other long-term assets
       and liabilities...........................       (7.4)            (7.3)
                                                    --------         --------
             Net cash (used in) provided by
               operating activities..............       (1.9)            23.3
INVESTING
Capital expenditures.............................      (17.2)           (28.3)
Proceeds from sale of businesses.................          -            122.3
Payments for taxes on businesses sold............          -            (43.0)
Net proceeds from other assets...................        4.0              2.6
                                                    --------         --------
             Net cash used in investing
               activities........................      (13.2)           (53.6)

FINANCING
Net increase (decrease) in notes payable.........        4.8              3.6
Additions to long-term debt......................       13.7              0.5
Reductions in long-term debt.....................      (11.5)           (79.3)
Payments for purchases of treasury stock.........          -             (6.1)
Proceeds from stock options exercised............        2.3              0.1
Dividends paid...................................       (4.0)            (4.0)
                                                    --------         --------
             Net cash provided by (used in)
               financing activities..............        5.3            (85.2)
Effect of exchange rate changes on cash flows....         .1                -
                                                    --------         --------
Net increase (decrease) in cash and
  cash equivalents...............................       (5.9)            (8.3)
Cash and cash equivalents at beginning of year...       21.4             21.7
                                                    --------         --------
Cash and cash equivalents at end of period.......   $   15.5         $   13.4
                                                    ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR:
     Interest....................................   $   14.0         $   20.1
     Income taxes................................        6.3             56.2
Non-cash financing transactions:
     Issuance of common stock for acquisition....   $      -         $      -
     Issuance of treasury stock for
       management notes..........................          -              0.5
     Issuance of common stock for
       Executive Stock Performance Plan..........        1.0              1.1


           See accompanying Notes to Consolidated Financial Statements

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) Research and development costs charged to expense for the three months ended March 31, 2001 were $27.4 million. Research and development costs charged to expense for the three months ended March 31, 2000 were $29.7 million.

(2)  Inventories consisted of the following (millions of dollars):

                                                    March 31,      December 31,
                                                      2001             2000
                                                    --------         --------
     Raw materials...............................   $   60.0         $   73.1
     Work in progress............................       54.8             42.0
     Finished goods..............................       38.7             46.5
                                                    --------         --------
       Total inventories.........................   $  153.5         $  161.6
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

     The Company's investment in NSK-Warner was $143.0 million at March 31, 2001 and $140.9 million at December 31, 2000.

     Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of March 31, 2001 and March 31, 2000 and statement of income data is presented for the three and twelve months ended March 31, 2001 and 2000. The Company's results include its share of NSK-Warner's results for the three months ended February 28, 2001 and February 29, 2000.


                                                    March 31,        March 31,
                                                      2001             2000
                                                    --------         --------
     Balance Sheet                                            (in millions)
     Current assets..............................   $  138.1         $  196.0
     Noncurrent assets...........................      154.6            157.8
     Current liabilities (excluding debt)........       85.1             96.2
     Noncurrent liabilities (excluding debt).....        8.8              8.5


                                                        Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                      2001             2000
     Statement of Income                                  (in millions)
     Net sales...................................   $   80.1         $   95.1
     Gross profit................................       16.3             25.4
     Net income..................................        5.9             10.1

                                                       Twelve Months Ended
                                                            March 31,
                                                   --------------------------
                                                   (Unaudited)
                                                      2001             2000
                                                   ----------        --------
     Statement of Income                                  (in millions)
     Net sales...................................  $    333.6        $  310.3
     Gross profit................................        72.8            70.2
     Net income..................................        29.6            28.2


(4) The Company's provisions for income taxes for the three months ended March 31, 2001 and 2000 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a)state income taxes,
     b)foreign rates which differ from those in the U.S., c)realization of certain business tax credits, including foreign tax credits and research and development credits and d)other non-deductible expenses, such as goodwill.

(5)  Following is a summary of notes payable and long-term debt:

                                             March 31, 2001        December 31, 2000
                                           ------------------     ------------------
                                           Current  Long-Term     Current  Long-Term
                                           -------  ---------     -------  ---------
     DEBT                                            (millions of dollars)
     Bank borrowings.....................  $  51.0   $  67.9      $  48.7    $ 57.7
     Bank term loans due through 2009
       (at an average rate of 3.6% at
       March, 2001 and 3.3% at
       December, 2000)...................      3.9      23.1          4.7      23.1
     7% Senior Notes due 2006,
       net of unamortized discount.......              142.8            -     142.8
     6.5% Senior Notes due 2009,
       net of unamortized discount.......              188.4            -     188.4
     8% Senior Notes due 2019,
       net of unamortized discount.......              136.6            -     139.9
     7.125% Senior Notes due 2029,
       net of unamortized discount.......              179.3            -     187.3
     Capital lease liability.............      1.0       1.1          1.0       1.2
                                           -------   -------      -------    ------
          Total notes payable and
            long-term debt...............  $  55.9   $ 739.2      $  54.4    $740.4
                                           =======   =======      =======    ======


     The Company maintains a $350 million revolving credit facility. At March 31, 2001, $15.0 million of borrowings under the facility were outstanding in addition to $6.5 million of obligations under standby letters of credit. At December 31, 2000, the facility was unused. The facility is available through July, 2005.

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

     Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at March 31, 2001 of approximately $21.6 million. The Company expects this amount to be expended over the next three to five years.

     BorgWarner believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its financial condition or future operating results, generally either because estimates of the maximum potential liability at a site are not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such matter.

     In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities relating to the past operations of Kuhlman Electric. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystals Springs, Mississippi plant while undertaking an expansion of the plant.

     The Company has been working with the Mississippi Department of Environmental Quality ("MDEQ") and Kuhlman Electric to investigate the extent of the contamination. To date, the investigation has revealed the presence of PCBs in portions of the soil at the plant and neighboring areas and the Company has cleaned several neighboring properties with MDEQ oversight. The Company has filed a lawsuit against Kuhlman Electric seeking a declaration of the scope of BorgWarner's contractual indemnity. As the investigation is in its early stages, and the court has not yet ruled on the lawsuit, the Company cannot now estimate the potential liability associated with this matter.


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

     The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended March 31,

       ($ in millions)                                      Three Months
                                     --------------------------------------------------------
                                                2001                          2000
                                     --------------------------     -------------------------
                                               Income                         Income
                                                tax      After-                 tax     After-
                                     Pretax    effect      tax      Pretax    effect     tax
                                     ------    ------    ------     ------    ------   ------
     Foreign currency
       translation adjustments......  $(3.2)   $  1.2    $ (2.0)    $(16.3)    $6.2    $(10.1)
     Net income as reported.........                       21.1                          41.0
                                                         ------                        ------
     Total comprehensive income.....                     $ 19.1                        $ 30.9
                                                         ======                        ======




     The components of accumulated other comprehensive income (loss), net of tax, in the Consolidated Balance Sheets are as follows:

         ($ in millions)                               March 31,  December 31,
                                                          2001        2000
                                                        -------     --------
     Foreign currency translation adjustment........    $ (17.8)    $  (15.8)
     Minimum pension liability adjustment...........      ( 0.2)        (0.2)
                                                        -------     --------
     Total comprehensive income (loss)..............    $ (18.0)      $(16.0)
                                                        =======     ========


(8) The following tables show sales and earnings before interest and taxes and total assets for each of the Company's five reportable business segments.

                                                               Sales
                                                    Three Months Ended March 31,
                                               2001                              2000
                                   ----------------------------     -----------------------------
                                              Inter-                             Inter-
                                   Customer  segment      Net       Customer    segment      Net
                                   --------  -------    -------     --------    ------     ------
     Air/Fluid Systems              $ 89.0    $  1.9    $  90.9     $  121.5    $  2.6     $124.1
     Cooling Systems                  58.2       0.1       58.3         80.0       0.1       80.1
     Morse TEC                       215.2       5.4      220.6        227.5       7.2      234.7
     TorqTransfer Systems            125.1       0.3      125.4        146.7       0.6      147.3
     Transmission Systems            101.3       2.7      104.0        113.3       2.3      115.6
     Divested Operations              18.0         -       18.0         41.2       0.1       41.3
     Intersegment eliminations           -     (10.4)     (10.4)           -     (12.9)     (12.9)
                                    ------    ------    -------     --------    ------     ------
          Consolidated              $606.8    $    -    $ 606.8     $  730.2    $    -     $730.2
                                    ======    ======    =======     ========    ======     ======


                                   Earnings Before
                                   Interest & Taxes
                                  Three Months Ended        Total Assets
                                        March 31,       March 31,   Dec. 31,
                                     2001      2000       2001        2000
                                    ------    ------    --------    --------
     Air/Fluid Systems              $  3.0    $ 15.6    $  400.4    $  403.2
     Cooling Systems                   2.0      11.0       531.6       536.8
     Morse TEC                        27.8      33.4       996.9     1,017.7
     TorqTransfer Systems              4.0      10.4       251.8       250.3
     Transmission Systems             12.0      14.7       353.6       353.1
     Divested Operations              (0.2)      2.2        74.3        73.6
                                    ------    ------    --------    --------
          Total                       48.6      87.3     2,608.6     2,634.7

     Corporate, including equity
       in affiliates                  (2.3)     (5.3)      159.6       131.2
                                    ------    ------    --------    --------
     Consolidated                   $ 46.3    $ 82.0    $2,768.2    $2,765.9
                                    ======    ======    ========    ========

     Divested operations includes: 1) the fuel systems business which was previously reported in Air/Fluid Systems and 2) the Company's HVAC business which was sold in December 2000.

(9) Restructuring and other non-recurring charges totaling $62.9 million pre-tax were incurred in the second half of 2000 in response to deteriorating market conditions. The charges included the rationalization and integration of certain businesses and actions taken to bring costs in line with vehicle production slowdowns in major customer product lines.

     Of the $62.9 million in pretax charges, $47.3 million represents non-cash charges. Approximately $4.4 million was spent in 2000 and $8.1 million was spent during the three months ended March 31, 2001. The remaining $3.1 million is expected to be spent in the remainder of 2001. We expect to fund the total cash outlay with cash flow from operations. The actions taken are expected to generate approximately $19 million in annualized savings, primarily from lower salaries and benefit costs and reduced depreciation charges, beginning in 2001. These savings are expected to be more than offset by the impact of lower revenue from the deterioration in the automotive and heavy-duty truck markets.

     Components of the restructuring and other non-recurring charges are detailed in the following table and discussed further below.

                                                                    Balance at
                                               Total      Amount    March 31,
     (millions of dollars)                   Charges    Incurred      2001
     --------------------------------------------------------------------------
     Severance and other benefit costs       $   8.9     $  (6.7)    $    2.2
     Asset write-downs                          11.6       (11.6)           -
     Loss on anticipated sale of business       35.2       (35.2)           -
     Other exit costs
       and non-recurring charges                 7.2       ( 6.3)         0.9
                                             ----------------------------------
     Total                                   $  62.9     $ (59.8)    $    3.1
                                             ----------------------------------

     Severance and other benefit costs relate to the reduction of approximately 220 employees from the workforce. The reductions affect each of our operating segments, apart from TorqTransfer Systems, across each of our geographical areas, and across each major functional area, including production and selling and administrative positions. As of March 31, 2001, approximately $6.7 million had been paid for severance and other benefits for 103 terminated employees. The remaining reductions and cash payments should be complete by the end of 2001.

     Asset write-downs primarily consist of the write-off of impaired assets that will no longer be used in production as a result of the industry downturn. Such assets have been taken out of production and are being disposed.

     Loss on anticipated sale of business is related to the fuel systems business, which is currently being reported as an investment in businesses held for sale on the Consolidated Balance Sheet. Fuel systems produces metal tanks for the heavy-duty truck market in North America and does not fit the Company's strategic focus on powertrain technology. In April 2000, the Company announced its intention to sell this non-core business, which was acquired as part of the vehicle products business of Kuhlman Corporation in March 1999. With the deterioration of the North American heavy-duty truck market in the second half of 2000, the value of this business has significantly decreased, creating the $35.2 million loss. As discussed in Note 10, in April 2001 the Company completed its sale of the fuel systems business.

     Other exit costs and non-recurring charges are primarily non-employee related exit costs incurred to close certain non-production facilities we no longer need.

(10) In April 2000, the Company completed the sale of its fuel systems business to an investor group led by TMB Industries, a private equity group. Terms of the transaction do not have a significant impact on the Company's results of operations, financial condition or cash flows. Additionally, the net gain or loss on the sale is expected to be immaterial.

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

RESULTS OF OPERATIONS

The Company's products fall into five reportable operating segments: Air/Fluid Systems, Cooling Systems, Morse TEC, TorqTransfer Systems and Transmission Systems. The following tables present net sales and earnings before interest and taxes ("EBIT") by segment for the three months ended March 31, 2001 and 2000 in millions of dollars.

                                                       Three Months Ended
     NET SALES                                              March 31,
                                                    -------------------------
                                                      2001             2000
                                                    --------         --------
     Air/Fluid Systems                              $   90.9         $  124.1
     Cooling Systems                                    58.3             80.1
     Morse TEC                                         220.6            234.7
     TorqTransfer Systems                              125.4            147.3
     Transmission Systems                              104.0            115.6
     Divested operations                                18.0             41.3
                                                    --------         --------
                                                       617.2            743.1
     Intersegment eliminations                         (10.4)           (12.9)
                                                    --------         --------
     Net sales                                      $  606.8         $  730.2
                                                    ========         ========

                                                       Three Months Ended
     EBIT                                                   March 31,
                                                    -------------------------
                                                      2001             2000
                                                    --------         --------
     Air/Fluid Systems                              $    3.0         $   15.6
     Cooling Systems                                     2.0             11.0
     Morse TEC                                          27.8             33.4
     TorqTransfer Systems                                4.0             10.4
     Transmission Systems                               12.0             14.7
     Divested operations                                (0.2)             2.2
                                                    --------         --------
     Earnings before interest and taxes             $   48.6         $   87.3
                                                    ========         ========

Consolidated sales for the three months ended March 31, 2001 totaled $606.8 million, a 16.9% decline over the first quarter of 2000. For the Company's ongoing businesses, the decline was 14.5%. This decline was in line with the North American automotive market, which experienced production decreases of 21%. Geographically, the sales decline was most significant in North America with lesser amounts coming from Asia and Europe. Of the overall sales decline, $14 million was the result of weaker currencies in both Europe and Japan. The Morse TEC and Transmission Systems groups are the most affected by European and Asian currency fluctuations. Income declined from $41.0 million to $21.1 million, a 48.5% reduction. In addition to the falloff in volumes, there are certain fixed costs in the statement of operations such as depreciation, amortization, and interest that cause the percentage decrease in income to be greater than the percentage decrease in sales. Despite the almost $20 million decline in income, the Company was able to keep debt levels at about the same as December 31, 2000 through a combination of strong working capital management and control of capital spending. This effort occurred across all of the Company's business groups.

The Air/Fluid Systems business was off almost 27% compared to 2000 and EBIT declined by $12.6 million or 80.8%. Production declines at Chrysler, a major customer of this group, were primarily responsible for the overall sales falloff. In addition, the group experienced an unusually high level of emission related business in the first quarter of 2000 that was non-recurring.

The Cooling Systems business suffered from the continued decline in the commercial vehicle arena, where volumes in North America have fallen from an annual rate in excess of 300,000 units for heavy truck, to just above 100,000. First quarter 2001 sales and EBIT were down 27.2% and 81.8% from first quarter 2000, respectively. The group was also negatively impacted by a model changeover, which eliminated one application. This business is expected to be replaced, but not until the end of 2001.

The Morse Tec group had a sales decline of 6.0%. Consistent with the Company's other business groups, Morse TEC was affected by the downturn in North America, especially due to the lower volumes for Chrysler and General Motors front-wheel drive cars and for North American four-wheel drive applications. A softer commercial market in North America, which translated into lower turbocharger sales, also affected the group. The European portion of the business continued to be strong, particularly turbochargers and engine timing systems. However, the weakness in European currencies mitigated that growth. EBIT declined 16.8% due to the previously mentioned lower volumes and a change in mix between chain products and turbocharger products.

The TorqTransfer Systems business experienced a 14.9% sales decrease and a $6.4 million EBIT decline. Most of the sales decline related to Ford, its largest customer. Reductions in Ford light truck and SUV volumes was exacerbated by the careful launch of the new Ford Explorer, on which BorgWarner has substantial content. Substantially all of the earnings decline is attributable to the volume declines, but the group also gave customers some price reductions. This business has a relatively high fixed cost structure, which causes larger swings in earnings when volume changes.

Transmission Systems had a 10.0% sales decline and 18.4% decline in EBIT. Declines in North American volumes were partially offset by sales increases in Europe and Asia. Installation rates for automated transmissions continued to grow in both Europe and Asia, helping to increase our volumes in those regions. This group has the widest range of OEM customers, and the production declines in North America were reflected in its sales performance.

Because of significant cost cutting efforts undertaken in late 2000 and early 2001, the group was able to limit the decrease in EBIT to 18.4%. This group was quick to respond to the softening North American marketplace and took costs out of its overhead structure to be more in line with current business levels.

Divested operations included the Company's fuel systems business, which was sold in April 2001 and its HVAC business, which was sold in December 2000. The sale of the fuel systems business will be recorded in the second quarter of 2001. The operating results of the fuel systems business were not material to the Company's first quarter 2001 results. Additionally, the net gain or loss on the sale is expected to be immaterial.

Consolidated gross margin for the first quarter of 2001, including depreciation, was 18.0%, down 3 points from the first quarter of 2000. The gross margin decline was the result of reduced volumes. Offsetting this is a reduction in selling, general and administrative expenses, which are down $7.9 million. The decline is the result of initiatives begun in late 2000 in response to the slowdown in the North American market. The selling, general and administrative category includes substantially all the Company's spending on research and development. For the first quarter of 2001, R & D spending totaled $27.4 million, which is up to 4.5% of sales versus $29.7 million, or 4.1% of sales. Spending at this level demonstrates the Company's ongoing commitment to new product development, even in light of the industry downturn. The Company will continue to monitor its research and development spending to balance short-term affordability issues with the need to continually update and replenish its product offering.

Goodwill amortization declined slightly from 2000 due to goodwill related to divested businesses. Interest expense was down by $3.1 million as a result of debt reductions throughout 2000 and lower interest rates. The Company is not as sensitive to interest rate fluctuation, because 72% of its debt has fixed interest rates. Affiliate earnings and other income rose $1.0 million, principally due to increases at the Company's 50% owned Japanese affiliate, NSK-Warner. BorgWarner's share of NSK-Warner's net earnings totaled $4.0 million in the first quarter of 2001 and $3.4 million in the first quarter of 2000. Because of the weakness of the Yen, the increase was even greater in local currency.

The Company's income tax provision is based on estimated annual rates for the year in the various jurisdictions in which the Company operates. The 37% tax rate for 2001 varies from standard federal and state rates due to the realization of certain R&D and foreign tax credits, foreign rates that differ from U.S. rates and the effect of non-deductible items, such as goodwill. The Company expects tax rates for 2001 to be in the 37 to 38% range, prior to any change necessitated by the proposed new accounting standard related to business combinations.

Net income was $21.1 million for the first quarter, or $0.80 per share, a decline of 48.5% over the previous year quarter. Shares outstanding decreased slightly due to share repurchases since the first quarter of 2000. Net income was 3.5% of sales versus 5.6% last year. Had European and Asian currency exchange rates been unchanged from last year, net income would have been $0.05 higher for the first quarter of 2001.

For the remainder of 2001, the Company remains concerned about production rates, particularly in North America. If production stays at current levels, second and third quarter sales and earnings will be unfavorable compared with 2000. This holds true for both the light vehicle market and the heavy-duty truck market. It would not be until the fourth quarter that market conditions would be similar year over year. As a result, the Company is being very cautious in its capital investment plans and is prepared to take additional operating actions, beyond those taken in the third and fourth quarters of 2000, to keep its operating costs in line with the level of production volumes. Despite these issues, the Company maintains a positive long-term outlook for its business and is committed to ongoing strategic investments in capital and new product development to enhance its product leadership strategy.

FINANCIAL CONDITION AND LIQUIDITY

In the first quarter BorgWarner's debt was substantially unchanged from year-end 2000, increasing by only $0.3 million. The debt increase was comprised of $4.0 million for dividends offset by $2.3 million in proceeds from stock options exercised and a $1.4 million inflow from all other activities including operations and capital expenditures. The $1.4 million was realized despite the $20 million decline in net earnings and was the result of controlling the increase in working capital and exercising caution with respect to capital spending. Working capital increased by $45.4 million, compared with $44.9 million last year. Capital spending was held to $17.2 million compared with $28.3 million last year. The working capital increase is in part a function of activity in the last month of the quarter, as receivable balances increase with the increase in March business. Capital spending remains an area of focus, as the Company intends to be very careful in making major investments too far in advance of a recovery in its markets. The Company still expects to spend less than $150 million on capital in 2001, but this level is subject to ongoing review based on market conditions. Spending will be a function of the timing of new programs for customers. The Company expects that over 70% of its capital spending will be for new and expanded product programs, with the remainder going to cost reduction and productivity enhancement programs and the Company's new Powertrain Technical Center.

The net increase in debt of $0.3 million was composed of net increases in borrowings of $7.0 million and a $6.7 million decrease in the dollar value of foreign borrowings. Both European and Asian currencies declined versus year-end 2000, causing the dollar value of foreign denominated borrowings to decline. The Company has a policy of borrowing in the geographies in which it operates to match the investment in these geographies.

As of March 31,2001 and December 31,2000, the Company had sold $150 million of receivables under a $153 million Receivables Transfer Agreement for face value without recourse.

Other balance sheet changes of significance included fixed assets, which declined $15.6 million and goodwill, which declined $11.7 million. The fixed asset decline is the result of a $9.8 million excess of depreciation over capital spending and a $5.8 million decline due to foreign currency exchange rate changes. The goodwill decline is principally due to goodwill amortization.

The Company believes that the combination of cash from operations and credit from existing credit facilities will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2001, despite the industry downturn. The Company plans to continue to manage its operations to minimize the need for net new investments until it becomes more evident that the Company's product markets are recovering.

OTHER MATTERS

Sale of fuel systems
In April 2001, the Company sold its fuel systems business. This business was acquired as part of the acquisition of Kuhlman Corporation in March 1999. After evaluating its business, metal fuel tanks and related components for the heavy- and medium-duty truck markets, the Company determined this business to be non-core. The proceeds will be used for general corporate purposes, including the repayment of indebtedness. This business has been included in the divested operations category for business segment reporting since April 2000. The net gain or loss on the sale is expected to be immaterial.

Litigation
As discussed more fully in Note 6 to the Consolidated Financial Statements, various claims and suits seeking money damages arising in the ordinary course of business and involving environmental liabilities have been filed against the Company. In each of these cases, the Company believes it has a defendable position and has made adequate provisions to protect the Company from material losses. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities relating to the past operations of Kuhlman Electric. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant.

The Company has been working with the Mississippi Department of Environmental Quality ("MDEQ") and Kuhlman Electric to investigate the extent of the contamination. To date, the investigation has revealed the presence of PCBs in portions of the soil at the plant and neighboring areas and the Company has cleaned several neighboring properties with MDEQ oversight. The Company has filed a lawsuit against Kuhlman Electric seeking a declaration of the scope of BorgWarner's contractual indemnity. As the investigation is in its early stages, and the court has not yet ruled on the lawsuit, the Company cannot now estimate the potential liability associated with this matter.

Dividends
On April 23, 2001, the Company declared a $0.15 per share dividend to be paid on May 15, 2001 to shareholders of record as of May 1, 2001.

New Accounting Pronouncements
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The company has a small number of derivative instruments. Application of SFAS 133 is not material to results of operations, financial condition or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff

Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The adoption of SAB No. 101 has not had a material effect on the Company's financial position or results of operations.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which the Company must adopt for all applicable transactions occurring after March 31, 2001. The Company is currently assessing the impact of this standard on its results of operations, financial condition and cash flows.


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing the Company's products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Cautionary Statements filed as Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 2000.




Item 3. Quantitative and Qualitative Disclosure about Market Risks

The Company's market risk exposure at March 31, 2001 is consistent with the types of market risk and amount of exposure presented in its 2000 Annual Report on Form 10-K.

                                     PART II





Item 1.   Legal Proceedings

          On November 20, 2000, the Company filed a patent infringement lawsuit against New Venture Gear, Inc. ("NVG") in U.S. District Court (Northern District of Illinois, Eastern Division) with regard to certain transfer cases manufactured by NVG. The suit requests unspecified monetary damages as well as a permanent injunction against the production of infringing transfer cases by NVG.

          In response to this lawsuit, on March 20, 2001, NVG filed a patent infringement lawsuit against the Company in U.S. District Court (Eastern District of Michigan, Southern Division) with regard to certain transfer cases manufactured by the Company. The suit requests unspecified monetary damages as well as a permanent injunction against the production of allegedly infringing transfer cases by the Company. The Company had considered the NVG patents being asserted against it before the filing of the suit against NVG, and again after NVG filed its lawsuit. The Company believes the counter-suit filed by NVG is without merit and intends to defend it vigorously. The Company does not believe that this lawsuit will have a material effect on its financial position, results of operations or liquidity, although no assurance can be given with respect to the ultimate outcome.

Item 2.   Changes in Securities

          Inapplicable.

Item 3.   Defaults Upon Senior Securities

          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Inapplicable.

Item 5.   Other Information

          Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

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



Date: May 14, 2001