Form 10-Q/A
period 2001-03-31
BORGWARNER INC
filed 2001-05-18
CIK 908255

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q/A

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

                                 BORGWARNER INC.
                                    FORM 10-Q/A
                        THREE MONTHS ENDED MARCH 31, 2001

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

                                 BORGWARNER INC.
                                    FORM 10-Q/A
                        THREE MONTHS ENDED MARCH 31, 2001

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

This Form 10-Q/A has been filed for the sole purpose of correcting two typographical errors. On page 5, in the Consolidated Statements of Cash Flows (Unaudited), the caption "Net cash provided by operating activities" is $1.9 million. In the Form 10-Q filed on May 14, 2001, a typographical error caused the amount to be reported as $(1.9) million. On page 11, in Note 10, the correct date is April 2001.

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
                                                    ========         ========


           See accompanying Notes to Consolidated Financial Statements

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (millions of dollars)
                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                      2001             2000
                                                    --------         --------
OPERATING
Net earnings.....................................   $   21.1         $   41.0
Non-cash charges to operations:
     Depreciation................................       27.0             26.2
     Goodwill amortization.......................       10.6             11.0
     Deferred income tax provision...............          -                -
     Other, principally equity in affiliate
       earnings..................................      ( 4.0)            (2.7)
Changes in assets and liabilities, net of
effects of acquisitions and divestitures:
     Increase in receivables.....................      (37.5)           (63.0)
     (Increase) decrease in inventories..........        6.1            (16.8)
     Increase in prepayments and other
       current assets............................       (3.8)            (3.2)
     Increase(decrease) in accounts payable
       and accrued expenses.....................       (35.4)            17.5
     Increase in income taxes payable............       25.2             20.6
     Net change in other long-term assets
       and liabilities...........................       (7.4)            (7.3)
                                                    --------         --------
             Net cash provided by
               operating activities..............        1.9*            23.3
INVESTING
Capital expenditures.............................      (17.2)           (28.3)
Proceeds from sale of businesses.................          -            122.3
Payments for taxes on businesses sold............          -            (43.0)
Net proceeds from other assets...................        4.0              2.6
                                                    --------         --------
             Net cash used in investing
               activities........................      (13.2)           (53.6)

FINANCING
Net increase (decrease) in notes payable.........        4.8              3.6
Additions to long-term debt......................       13.7              0.5
Reductions in long-term debt.....................      (11.5)           (79.3)
Payments for purchases of treasury stock.........          -             (6.1)
Proceeds from stock options exercised............        2.3              0.1
Dividends paid...................................       (4.0)            (4.0)
                                                    --------         --------
             Net cash provided by (used in)
               financing activities..............        5.3            (85.2)
Effect of exchange rate changes on cash flows....         .1                -
                                                    --------         --------
Net increase (decrease) in cash and
  cash equivalents...............................       (5.9)            (8.3)
Cash and cash equivalents at beginning of year...       21.4             21.7
                                                    --------         --------
Cash and cash equivalents at end of period.......   $   15.5         $   13.4
                                                    ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR:
     Interest....................................   $   14.0         $   20.1
     Income taxes................................        6.3             56.2
Non-cash financing transactions:
     Issuance of common stock for acquisition....   $      -         $      -
     Issuance of treasury stock for
       management notes..........................          -              0.5
     Issuance of common stock for
       Executive Stock Performance Plan..........        1.0              1.1


* In the Company's Form 10-Q filed on May 14, 2001, a typographical error resulted in this number being reported as $(1.9) million.


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

(10) In April 2001, the Company completed the sale of its fuel systems business to an investor group led by TMB Industries, a private equity group. Terms of the transaction do not have a significant impact on the Company's results of operations, financial condition or cash flows. Additionally, the net gain or loss on the sale is expected to be immaterial.

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



Date: May 18, 2001