Form 10-K/A
period 2001-03-31
BORGWARNER INC
filed 2001-06-28
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549
                               ----------------------
                                    FORM 10-K/A
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000  Commission file number: 1-12162
                               ---------------------
                                  BorgWarner Inc.
               (Exact name of registrant as specified in its charter)

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

     The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on June 1, 2001 was approximately $1.21 billion. As of June 1, 2001, the registrant had 26,308,619 shares of Common Stock outstanding.

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

BorgWarner Inc. 2000 Annual Report to Stockholders  Parts II and IV

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

March 31, 2001, 2000 and 1999

(With Independent Auditors' Report Thereon)


Independent Auditors' Report




The Board of Directors and Stockholders
NSK-Warner Kabushiki Kaisha:


We have audited the accompanying consolidated balance sheets (expressed in yen) of NSK-Warner Kabushiki Kaisha and a subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NSK-Warner Kabushiki Kaisha and a subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001 in conformity with accounting standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been translated into United States dollars solely for the convenience of the reader. We have recomputed the translation and, in our opinion, the consolidated financial statements expressed in yen have been translated into United States dollars on the basis set forth in note 2 of the notes to consolidated financial statements.





Tokyo, Japan
April 27, 2001
NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY
Consolidated Balance Sheets

March 31, 2001 and 2000

   Japanese yen   U.S. dollars
132: (thousands)(thousands)(note 2)(thousands)(thousands)(note 2)

                          Japanese yen       U.S. dollars
                         --------------      --------------
                         (thousands)         (thousands)(note 2)
                         2001      2000           2001
                         ------    --------       -------
Assets
Current assets:
 Cash and cash
  equivalents (note 12)Y      Y1,418,216     308,964   $11,446
 Short-term investments
 (notes 3 and 12)             2,905,386      9,104,448 23,449
 Receivables (notes
 10 and 12):
     Trade accounts           10,021,804     8,290,782 80,886
     Other                               720,852        943,121   5,818
                                         ---------      -------   ---------
          Total receivables   10,742,656     9,223,903 86,704
                                                    ----------     --------- ---------
Inventories (note 4)          2,197,911      1,901,917 17,740
Prepaid expenses
and other current
assets (note 6)               856,307        403,615   6,912
                                                 --------       --------- --------
Total current assets          18,120,476     20,952,847 146,251
                                                  ----------  -----------  ----------
Marketable investment
 securities (notes
 5 and 12)                    585,870        674,949   4,729
Investment in an
affiliated company            759,417        833,077   6,129

Property, plant and equipment, at cost:
Land                          4,552,879      1,538,771  36,746
Buildings                     11,717,494     11,581,814 94,572
Machinery and equipment       21,029,784     20,397,820 169,732
Vehicles                      99,526         102,660    803
Tools, furniture
 and fixtures                 5,477,757      5,072,950 44,211
Construction in
 progress                     56,843         884,833    459
                                            ---------      --------  --------
                                        42,934,283     39,578,848 346,523
Less accumulated
 depreciation                 26,189,406     24,716,843 211,375
                                             -----------    ---------- ---------
Net property,
 plant and equipment          16,744,877     14,862,005 135,148
                                                   -----------    ----------  ---------

Other assets:                 540,525        493,696   4,363
                                            ---------      --------  ----------
Total other assets            540,525        493,696   4,363
1                                             ---------      --------  --------
                    Y         36,751,165     37,816,574 $296,620
                              ==========     ========== =========
Current Liabilities:
Trade payables (notes 10 and 12):
     Notes               Y    2,969,565      1,952,572 $23,967
     Accounts                 4,187,145      4,134,675 33,795
                                           -----------    ---------          ---------
          Total trade payables 7,156,710     6,087,247  57,762
                                                 -----------    --------- ----------
Other payables (notes 10 and 12):
          Notes                  638,459     632,085    5,153
          Accounts               518,812     638,972    4,187
                                         ------------   --------- ------------
Total other payables           1,157,217     1,271,057  9,340
                                                   ------------   --------- -----------
Income taxes payable           1,474,781    1,253,344   11,903
Accrued expenses (note 12) 1,746,490    1,640,462   14,096
Other current liabilities             40,625       33,406      328
                                                        ---------    -----------     --------
Total current liabilities         11,575,877     10,285,516 93,429
                                                         ----------     --------- ----------
Noncurrent liabilities:
Accrued pension and severance
  cost (note 7)                                     492,711   628,403   3,977
Deferred income taxes (note 6)     186,252   281,174   1,503
                                                              -------   -------   --------
Total noncurrent liabilities       678,963   909,577   5,480
                                                           ------- ----------- --------
Total liabilities                         12,254,840 11,195,093 98,909
                                                          --------- ---------- ---------
Stockholders' equity:
Common stock of Y10,000 par value (note 10)
Authorized 220,000 shares; issued
55,000 shares                      550,000   550,000    4,439
Legal reserve (note 8)             137,500   137,500    1,110

Retained earnings                23,999,208  26,070,613 193,698
Accumulated other compre-
 hensive income (loss)
(notes 6 and 9)                   (190,383)  (136,632)  (1,536)
                                                    -----------  ---------       --------
Total stockholders' equity        24,496,325 26,621,481 197,711
Commitments and contingent
 liability (note 11)
                         Y       36,751,165  37,816,574  $296,620
                                 ==========  =========  =========

See accompanying notes to consolidated financial statements.

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

Consolidated Statements of Earnings

Years ended March 31, 2001, 2000 and 1999

Japanese yen(thousands)  U.S. dollars(thousands)(note 2)

                         2001      2000           1999    2001
                         -----     -----          ----    ------
Sales (note 10)Yen  37,367,662     34,597,079 30,028,699 $301,595
Cost of sales (note 10)28,704,155  26,766,381 23,334,312  231,672
                                                ------------  -----------        ---------          -------
Gross profit                     8,663,507     7,830,698  6,694,387 69,923
                    -------------  ---------- ---------  -------
Selling, general and administrative
  expenses (note 10)3,193,397      2,953,437  2,861,270  25,774
                    ---------      ---------- --------- -------
Operating profit    5,470,110      4,887,261  3,833,117  44,149
                    ----------     ---------  ---------  -------
Other income:
Interest income     50,508         57,272     82,924      408
Exchange gains, net 29,378         4,077      25,765      237
Equity in income of an affiliated
  company           238,348        97,210     18,814   1,924
Other               210,508        193,195    87,510   1,699
                    -------        -------   --------  -----
                    528,742        351,754   214,383   4,268
                    -------        -------   --------  ------
Other deductions:
Interest expenses   -              -         37        -
Losses on retirement of property,
  plant and equip-
  ment, net         128,946        14,210    191,150   1,041
Other                    128,946        14,210    191,150   1,041
                                  ------         --------  -------   ------
Earnings before
  income taxes      5,869,906      5,214,805 3,856,313 47,376
                                   ----------      ------------ ------------    -------------
Current             2,600,000      2,250,000 1,994,700 20,984
Deferred            (158,689)      (183,644) (287,287) (1,280)
                                 --------      ---------           --------  --------
                             2,441,311      2,066,356 1,707,413 19,704
                                ---------      ---------              --------      --------

Net earnings Yen    3,428,595      3,148,449 2,148,900 $27,672
                                     ======      ========== ======== ========
                    YEN            U.S. dollars
                                   (note 2)
Net income per
  share (note 1 (m))Y62,338        57,245    39,071    $503
                                 ========       =======   =======   ======
Dividends per share Y60,000        60,000    20,000    $484
                                  ========     ======== ======== ========

See accompanying notes to consolidated financial statements.
                                    NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

                               Consolidated Statements of Stockholders' Equity

                                  Years ended March 31, 2001, 2000 and 1999


     Japanese yen (thousands) U.S. dollars(thousands)(note 2)

                              2001      2000      1999      2001
Common stock:                  -----          ----      -------  ------
     Balance at beginning
      of year  Yen                  550,000   550,000   550,000   $4,439
                                               --------  -------   -------   ------
     Balance at end of year   550,000   550,000   550,000   4,439
                                                   --------  --------  --------  ------
Legal reserve:
     Balance at beginning
      of year                                 137,500   137,500   137,500   1,110
                                                --------          --------  -------           -----
     Balance at end of year   137,500   137,500   137,500   1,110
                                                 --------         --------       --------       -----
Retained earnings:
     Balance at beginn-
      ing of year             26,070,163 24,022,164 22,973,264 210,417
     Net earnings             3,428,595  3,148,449  2,148,900  27,672
     Cash dividends           (5,500,000)(1,100,000)(1,100,000)(44,391)
                                                 -----------     ----------       ----------       --------
    Balance at end of year   23,999,208  26,070,613 24,022,164  193,698
              -----------          ---------            ---------- ---------
Accumulated other comprehensive income
  (loss) (notes 6 and 9):
     Balance at beginning
     of year                        (136,632)   (133,073) (110,172)    (1,102)
     Adjustments for the year (53,751)  (3,559)     (22,901)     (434)
                                                  --------        -----------    ----------    --------
     Balance at end of year   (190,383) (136,632) (133,073)      (1,536)
                                                   ---------         ---------- --------      ---------
Total stockholders' equity Yen 24,496,325 26,621,481 24,576,591 $197,711
                                                =========== ========== ========== ========
Disclosure of comprehensive income:
     Net earnings   Yen       3,428,595 3,148,449 2,148,900 $27,672
     Other comprehensive income (loss),
       net of tax (note 9)    (53,751)  (3,559)   (22,901)  (434)
                                          -----------      ---------- ---------- --------
     Comprehensive income Yen 3,374,844 3,144,890  2,125,999 $27,238
                              ========= =========== ========== =========

See accompanying notes to consolidated financial statements.

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended March 31, 2001, 2000 and 1999

                    Japanese yen (thousands)           U.S. dollars(thousands)(note 2)
                         2001      2000      1999      2001
Cash flows from
 operating activities:
 Net earnings  Yen       3,428,595 3,148,449 2,148,900 $27,672
 Adjustments to reconcile
  net earnings to net cash
  provided by operating activities:
 Depreciation
  and amortization       2,422,927 2,373,900 2,340,937 19,556
 Accrual for pension
 and severance costs,
 less payments           (135,692) 142,968   71,436    (1,095)

 Losses on retirement
  of property, plant
  and equipment, net     136,842   69,010    47,605    1,104
Equity in income
 of an affiliated
 company                 (238,348) (97,210) (18,184)   (1,924)
Dividend received        238,348   28,729    -         1,924
Deferred income
 taxes                   (158,689)  (183,644) (287,287) (1,280)
Increase
 in receivables          (1,493,860)(1,821,253)(147,581)(12,057)
Increase in
 inventories             (295,671) (143,450) (199,404) (2,386)
Decrease (increase)
 in prepaid expenses
 and other current
 assets                  (347,597) (8,595)   35,415    (2,805)
Increase (decrease)
 in trade payables       1,084,848 1,185,340 (181,063) 8,465
Increase (decrease)
 in other payables       (113,786) 577,371   (221,485) (918)
Increase
 in accrued expenses     105,795    6,289    162,383   854
Increase (decrease)
 in income taxes
 payable                 221,437   113,456   (82,301)  1,787
Increase
 in other current
 liabilities             7,219     12,598    4,245     58
  Other, net             (29,337)  0         (10,446)  (238)
                                --------       --------- -------- ---------
  Total adjustments      1,368,436 2,255,509 1,514,270 11,045
                                           ---------         ---------        --------- -------
Net cash provided
 by operating
 activities              4,797,031 5,403,958 3,663,170 38,717
                                 ---------       --------           ---------       -------
Cash flows from investing activities:
Decrease (increase)
 in short-term
 investments             6,199,061 (1,594,431) 965,296  50,033
Proceeds from sale
 of property, plant
 and equipment           10,064    1,962      43,745   81
Dividend received        67,253    -         -         543
Payments for pur-
 chase of property,
 plant and equipment(4,313,555)(2,474,451)(2,923,493)(34,815)
Payment for purchase of
 investment in an
 affiliated company           -     -        (463,899)  -
     Increase in all
      other assets       (142,896)  (191,745) (126,308)(1,153)
     Other, net           (22,496)    2,302    (20,872) (182)
                                    --------         -------   ---------  -----
     Net cash used in
      investing
      activities          1,797,431(4,256,363)(2,525,531) 14,507
                                    ----------- ----------           ---------  --------
Cash flows from financing activities:

     Dividends paid      (5,500,000)(1,100,000)(1,100,000)(44,391)
                                        ----------- -       ---------         ---------       ---------
     Net cash used in
      financing activities(5,500,000)(1,100,000)(1,010,000) (44,391)
                                     ------------          ----------          -----------      -------
Effect of exchange rate
 changes on cash and
 cash equivalents         14,790        (15,962)  (4,415)   119
                                           ---------      -------            ------    -------
Net change in cash and
 cash equivalents        1,109,252      31,633    33,224    8,952
                                           --------              ------    ---------         -----
Cash and cash equi-
 valents at beginning
 of year                 308,964        277,331   244,107   2,494
                                   --------       --------         -------   -------
Cash and cash
 equivalents at end
 of year  Yen            1,418,216      308,964   277,331   $11,446
                                =======        =======   =======   ======
Supplemental information of cash flows:
 Cash paid during the year for:
     Interest  Yen            -                         -                   37        $ -
          Income taxes   2,378,591      2,136,543 2,077,001 19,198
                                  =========    ======== ========= =========

See accompanying notes to consolidated financial statements.
(1)  Summary of Significant Accounting Policies
     (a)  Description of Business
          NSK-Warner Kabushiki Kaisha (the "Company") operates a plant in Fukuroi City in Shizuoka Prefecture in Japan engaged in the production of one-way clutches and related parts, and friction plates and related parts. These products mainly relate to the automatic mission system of passenger cars.

          The Company sells most of its products to NSK Ltd., a 50% stockholder of the Company. The products are eventually sold to the automotive industry.

          The Companys sales for the year ended March 31, 2001 were distributed as follows: one-way clutches and related parts - 56%, friction plates and related parts - 44%.

     (b)  Principles of Consolidation
          NSK-Warner USA Inc., a wholly-owned subsidiary of the Company, was established in the United Stated of America in January 1997.

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

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

     (f)  Marketable Investment Securities
          Marketable investment securities at March 31, 2001 and 2000 consist of debt and equity securities that have readily determinable fair values and are classified as "available-for-sale".

          The Company's available-for-sale securities are reported at fair value with unrealized gains or losses net of deferred income taxes, and are reported as a separate component of accumulated other comprehensive income
     (loss) included in stockholders' equity.

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

     (i)  Research and Development
          Research and development costs are expensed as incurred. Research and development costs charged to earnings for the years ended March 31, 2001, 2000 and 1999 amounted to Y1,150,866 thousand ($9,289 thousand), Y1,094,118 thousand and Y1,218,158 thousand, respectively.

     (j)  Income Taxes
          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

     (k)  Retirement and Severance Benefits
          The Company accounts for its defined benefit pension plans and retirement plans in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions".

     (l)  Net Earnings per Share
          Net earnings per share has been computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during each year.

     (m)  Use of Estimates
          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting standards generally accepted in the United States of America. Actual results could differ from those estimates.

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

     (o)  Revenue Recognition
          The Company recognizes revenue when persuasive evidence of an arrangement including, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. These criteria are met due to the mass-merchandising products in nature at the time when the product is received by the customer. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company adopted SAB 101 in the year ended March 31, 2001. Adoption of this guidance did not have a material effect on the Company's consolidated financial position or results of operations.

     (p)  Reclassifications
          Certain reclassifications of previously reported amounts have been made to conform with current classifications.

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

(2)  Financial Statement Translation
     The accompanying consolidated financial statements are expressed in Japanese yen as of and for the year ended March 31, 2001, the currency of the country in which the Company operates. The translation of Japanese yen amounts into United States dollar amounts is included solely for the convenience of the reader and has been made at the rate of Y123.9 to US $1, the approximate rate of exchange reported by the Tokyo Foreign Exchange Market on March 31, 2001. Such translation should not be construed as a representation that the amounts shown could be converted into United States dollars at the above rate.

    (3)   Short-term Investments

Short-term investments, at cost, which approximate market, at March 31, 2001 and 2000 consisted of the following:

                    Japanese yen        U.S. dollars
                    (thousands)         (thousands)
                                              2001      2000           2001
Time deposits with a maturity of
  more than three months
                                               Y255,429    106,768      $2,061
Certificates of deposit purchased
  under resale agreements 2,649,957 8,997,680     21,388
                    ---------    ------------        --------
                                            Y2,905,386 9,104,448     $23,449
                                             ========= ========       =========
(4)  Inventories
     Inventories at March 31, 2001 and 2000 are summarized as follows:

          Japanese yen(thousands)       U.S. dollars(thousands)
                                        2001           2000           2001

Work in process          Y    1,490,212 1,296,839 $    12,028
Raw materials                  378,203        270,914             3,052
Supplies                           262,120        237,387             2,116
Goods in transit              67,376              96,777               544
             -----------         --------            --------
                Y2,197,911      1,901,917      $17,740
          =======    ==========          ========

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

(5)  Marketable Investment Securities
The cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at March 31, 672:
2001 and 2000 were as follows:
                              Japanese yen (thousands)
                                  Gross           Gross
                                  unrealized   unrealized
                                  holding        holding
                    Cost     gains            losses         Fair
                                                                         value
                     ---------  --------            -------   ------------

At March 31, 2001:
Available-for-sale:
Debt security       Y    100,000 -                -         100,000
Equity securities   544,325 11,535 69,990     485,870
                                   ---------     ------     -------     --------
                              Y    644,325 11,535 69,990 585,870
                                   ======= ======= ==== ========
At March 31, 2000:
Available-for-sale:
Debt security       Y    100,000             -                   -      100,000

Equity securities        521,352        96,832         43,235         574,949
               ---------          ---------        -------              -------
         Y         621,352        96,832         43,235         674,949

                                  ========= ======     ========  =========

                                             U.S. dollars (thousands)
                                             Gross               Gross
                                             unrealized     unrealized
                                             holding        holding
                                   Cost gains               losses         Fair
value
Fair value
At March 31, 2001:
Available-for-sale:
Debt security            $    807       -              -           807
Equity securities          4,393       93        564       3,922
                    ------    -------   ------         -------
                                        $5,200      93        564       4,729
                                         ====    ======  ====      ====

The debt security at March 31, 2001 is due in 2001.

     Net realized gains or losses during the years ended March 31, 2001, 2000 and 1999 were nil or insignificant.

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

(6)  Income Taxes
     The Company is subject to a number of taxes based on income, which in the aggregate result in a normal income tax rate of approximately 41%, 41% and 47% for the years ended March 31, 2001, 2000 and 1999. The Company's subsidiary in the United States of America was not liable to pay income taxes in the years ended December 31, 2000, 1999 and 1998.

     Amendments to Japanese tax regulations were enacted into law on March 24, 1999. As a result of these amendments, the normal income tax rate was reduced from approximately 47% to 41% effective from April 1, 1999. Current income taxes were calculated at the tax rate of 47% in effect for the year ended March 31, 1999. Deferred income taxes at March 31, 1999 were measured at the rate of 41%. The effect of the income tax rate reduction on deferred income tax balances at March 31, 1999 were insignificant.

     The effective income tax rates of the Company for the years ended March 31, 2001, 2000 and 1999 differ from the normal income tax rate for the following reasons:

                                                                 2001 2000 1999

Computed normal
           income tax rate          41.0%41.0%47.0%
Other                               0.6  (1.4)(2.7)
                                           ----- --- ------
Effective income tax rate41.6% 39.6% 44.3%
                                          ====== ==== =====
Net deferred income tax assets and liabilities are reflected on the accompanying consolidated balance sheets under the following captions:

Japanese yen(thousands)  U.S. dollars (thousands)
                         2001 2000           2001
Prepaid expenses and
 other current assets    Y    499,689   394,688   $4,033
Noncurrent liabilities        (186,252)(281,174)(1,503)
                             --------- ---------       ------
                                      Y    313,437   113,514   $2,530
                                      ======== ========   ========

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

Change in net deferred income tax assets and liabilities is allocated as follows:

Japanese yen(thousands)  U.S. dollars (thousands)
                              2001 2000 1999      2001

Earnings                      (158,689)(183,644)(287,287)   $(1,280)
Stockholders' equity -
 accumulated other
 comprehensive loss:
Foreign currency
 translation ad-
 justments                         4,707          3,293     56,596    37
Net unrealized gains (losses) on
  marketable investment
  securities                  (45,941)  45,177 11,968  (371)
                        --------       --------     ------         ------
                              Y(199,923)(135,174)(218,723)$(1,614)
                              ========= ======== ======== ========


     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at March 31, 2001 and 2000 are presented below:

          Japanese yen(thousands)       U.S. dollars(thousands)
                                             2001 2000 2001
    Deferred income tax assets:
     Business tax Y           138,986   116,670   $    1,121
     Employee bonus           117,933   76,661         952
     Accrued expenses         203,773   203,781        1,645
     Accrued pension
     and severance cost       124,978   142,285        1,009
     Marketable invest-
      ment securities                  14,546    -              117
     Other           75,761    32,337         612
                          -------     --------       ----------
                         675,977 571,734   5,456
                         --------  ---------       --------
Deferred income tax liabilities:
Allowance for doubtful
 receivables                                   -         28,113    -
Capital gain deferred in connection with the
  acquisition of new property (see note 10)
                                             289,168   307,266   2,334
Special depreciation          15,390    19,709    124
Losses for investment         41,827    57,458    338
Investment in an
 affiliated company           16,155    23,699    130
Marketable investment
 securities                                     -         21,975    -
                                               --------   ---------- ---------
Total deferred income
 tax liabilities              362,540        458,220   2,926

Net deferred income
 tax assets                   Y313,437       113,514   $    2,530
                              ========= ===========    =======

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

     There was no valuation allowance on deferred income tax assets at March 31, 2001 and 2000. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred income tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at March 31, 2001.

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

     Net periodic benefit costs for the Company's retirement and severance defined benefits plans for the years ended March 31, 2001, 2000 and 1999 consisted of the following components:

          Japanese yen (thousands) U.S. dollars(thousands)
                                   2001 2000 1999      2001

Service cost   benefits
 earned during the yearY197,864    151,032   125,878   $1,597
Interest cost on
 projected benefit
 obligation                        89,515  74,617 65,874         722
Expected return on plan
 assets                             (37,206)  (32,988) (32,104)  (300)
Net amortization              45,384    27,607    17,579         366
               -------   -------          -------           -----
                       Y295,557 220,268    177,227   $    2,385
                                          ======= ======== ======== =======

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements


     Benefit obligations, fair value of plan assets, funded status of the plans as of March 31, 2001 and 2000 and related information are as follows:

Japanese yen (thousands) U.S. dollars(thousands)
                                   2001 2000 2001

Change in benefit obligations:
Benefit obligations
 at beginning of year    Y    2,584,659 1,893,040 $20,861
Service cost                  197,864   151,032   1,597
Interest cost                 89,515    74,617   722
Actuarial loss (gain)     (459,662)     509,403(3,710)
Benefits paid             (51,714)      (43,433)  (417)
                         --------- ---------- -------
Benefit obligations
at end of year           2,360,662      2,584,659 19,053
Change in plan assets:
Fair value of plan
 assets at beginning of year  904,555   758,224   7,301
Actual return on plan assets  (76,550)  56,439    (618)
Employer contribution            325,013   116,684   2,623
Benefits paid                            (33,403)   (26,792)  (270)
                                           ----------     --------  -------
Fair value of plan
 assets at end of year        1,119,615 904,555   9,036
                                         ----------     --------  ------
Funded status                 1,241,047 1,680,104 10,017
Unrecognized actuarial
 loss                         (634,112) (1,012,900)    (5,118)
Unrecognized prior
 service cost               (109,070)   (120,298)     (881)
Unrecognized net
 transition obligation        (5,094)     (6,368)   (41)
                                                   -------- -------   -------
Net amount recognized      492,771 540,538   3,977

Adjustments to recognize minimum liability:
Intangible assets             -              87,865         -
                                                --------  -------   --------
Accrued pension and severance cost recognized
  in the consolidated
  balance sheets              Y492,771       628,403   $3,977
                                    ------------     --------  ---------
Actuarial present value
 of accumulated benefit
 obligations at end of yearY1,612,386 1,532,958 $13,013
                                   ----------     --------  --------

Actuarial assumptions:
Discount rate                      3.00%     3.50%
Assumed rate of salary increase    4.69%     4.69%
Expected long-term rate of return
  on plan assets                   3.50%     4.00%

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

     Cash dividends charged to retained earnings during the three years ended March 31, 2001, 2000 and 1999 represent dividends paid out during those years. The accompanying consolidated financial statements do not include any provision for a dividend to be proposed by the Board of Directors of Y20,000 ($161) per share aggregating Y1,100,000 thousand ($8,878 thousand) in respect of the year ended March 31, 2001.

(9)  Other Comprehensive Loss
     Change in accumulated other comprehensive loss is as follows:

                              Japanese yen        U.S. dollars
                              (thousands)         (thousands)

                                               2001 2000           2001

Foreign currency translation adjustments:
Balance at beginning of yearY (168,255) (99,823)$(1,358)
Adjustments for the year       12,360   (68,432)  100
                                                      --------- --------  ------
Balance at end of year        (155,895) (168,255)(1,258)
                                         --------- --------  --------
Net unrealized gains (losses) on marketable
  investment securities:
Balance at beginning of year 31,623     (33,250)  255
Net change during the year    (66,111)   64,873   (533)
                                                --------  --------  -------
Balance at end of year            (34,488)  31,623  (278)
                                           -------   --------  --------
Total accumulated other
 comprehensive loss:
Balance at beginning of year (136,632)(133,073)(1,103)
Other comprehensive loss for the year,
  net of tax                                    (53,751)  (3,559)   (433)
                                            --------  --------  --------
Balance at end of year   Y    (190,383)(136,632)$(1,536)
                                                     =====    =======  =====

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

    Tax effects allocated to each component of other comprehensive income (loss) are as follows:

Japanese yen (thousands)

               Before-tax     Tax            Net-of-tax
               amount         (expense)      amount
                              or benefit
               ---------      ----------     -------------
2001:
Foreign currency translation
 adjustments                  Y17,067   (4,707)   12,360
Net unrealized gains
(losses) on marketable
 investment securities        (112,052) 45,941    (66,111)
                                    -------- -------   ----------
Other comprehensive
 income (loss) Y              (94,985)  41,234    (53,751)
                                            ====== =======   ========
2000:
Foreign currency
  translation adjustmentsY(65,139) (3,293)   (68,432)
Net unrealized gains
 (losses) on marketable
  investment securities  110,050   (45,177)   64,873
                                             ----------     --------- --------
Other comprehensive
 income (loss)           Y44,911        (48,470)  (3,559)
                                     ======            ======  ======
1999:
Foreign currency
 translation adjustments Y    26,642    (56,596)  (29,954)
Net unrealized gains
 (losses) on marketable
  investment securities  19,021    (11,968)  7,053
                                               -------   -------   ---------
Other comprehensive
 income (loss)           Y45,663 (68,564)(22,901)
                         ========  =======   ========
U.S. dollars (thousands)
               Before-tax     Tax       Net-of-tax
               amount         (expense) amount
                              or benefit
          ------------        ------------   -----------
2001:
Foreign currency
 translation adjustments $    137  (37) 100
Net unrealized gains
(losses) on marketable
 investment securities        (904) 371 (533)
                                                 ------ ---- ------
Other comprehensive
 income (loss)                $(767)    334  (433)

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

    (10) Balances and Transactions with Affiliated Companies

The Company is a joint-venture corporation and its capital stock is held in equal amounts by NSK Ltd. and BorgWarner NW Inc., a wholly-owned subsidiary of BorgWarner Inc.

Balances with the affiliated companies at March 31, 2001 and 2000 were as follows:

              Japanese yen (thousands)  U.S. dollars (thousands)

                          NSK Ltd. BorgWarner Inc.  NSK Ltd. BorgWarner Inc.

At March 31, 2001:
Trade accounts receivableY  9,471,089 289,528  $76,441   2,337
Other receivable                           2,116       220,088  17      1,776
                                       ----------  -------  --------  ------
Trade accounts payable           1,068,205     -        8,621     -
Other accounts payable                222,285     -        1,794     -
                               ---------- --------- ---------  ------
Net receivable                   Y8,182,715  509,616  $66,043 4,113
                          ====== ========   =====     ======

At March 31, 2000:
Trade accounts receivableY  7,813,337 181,752
         Other receivable                    -          470,068
                                                        --------- --------

Trade accounts payable      986,112       -
Other accounts payable      359,112       -
                                   --------- --------
Net receivable            Y6,468,113  651,820
                                 ==========  =========

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

         During the years ended March 31, 2001, 2000 and 1999, significant transactions with the affiliated companies were as follows:
Japanese yen (thousands)  U.S. dollars (thousands)


                     NSK Ltd.  BorgWarner Inc. NSK Ltd.  BorgWarner Inc.
2001:

Sales              Y 35,027,976  506,056  $  282,712  4,084
Cost of sales:
Purchase           6,940,665   4,581    56,018      37
Pension cost    3,130             25
Selling, general and
  administrative expenses:
Rent                    2,387       -        19        -
Pension cost    4,461       -         36         -
Purchase of property,
  plant and equipment  235,640     1,902
Commission         -        62,347      -           503
2000:
Sales              Y32,565,998           366,161
Cost of sales:
Purchase        6,720,886               2,448
Pension cost  4,141       -
Selling, general and
  administrative expenses:
Rent               2,573       -
Pension cost  1,395       -
Purchase of property,
  plant and
  equipment   83,668      -
1999:
Sales              Y29,299,019 76,778
Cost of sales:
Purchase        5,522,641 119,207
Pension cost  4,060       -
Selling, general and
  administrative expenses:
Rent               1,612       -
Pension cost  1,375       -
Purchase of property,
 plant and
 equipment      44,778 113,584
Sale of property, plant
  and equipment 7,714  -

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

         On June 30, 1988, the Company sold land and a part of factory buildings of the Fujisawa plant to NSK Ltd. in connection with the relocation of its manufacturing facilities to the new factory in Shizuoka Prefecture. The capital gain resulting therefrom was recognized as income for the year ended March 31, 1989. However, as permitted under the Special Taxation Measures Law, capital gain has been deferred for tax purposes as reserve for replacement of property as an appropriation of retained earnings. The related deferred income tax liability at March 31, 2001 and 2000 in the amount of Y289,168 thousand ($2,334 thousand) and Y307,266 thousand, respectively, has been provided in the accompanying consolidated balance sheets (see note 6).

  (11)Commitments and Contingent Liabilities
    At March 31, 2001, the Company had commitments for the purchase of property, plant and equipment of approximately Y280,789 thousand ($2,266 thousand).

    The Company utilizes certain facilities, including warehouses and employee dormitories, under cancellable lease agreements with third parties. Rent expenses for the years ended March 31, 2001, 2000 and 1999 under the foregoing lease agreements amounted to Y319,041 thousand ($2,575 thousand), Y301,324 thousand and Y281,764 thousand, respectively.

    The Company had no noncancellable lease commitments at March 31, 2001.

    In April 2001, the Company has recognized existence of inferior one-way clutches which had been manufactured in the Company's factory. Since the Company had sold approximately 300 sets of the subject product, the Company decided to voluntarily collect the one-way clutches from April 18, 2001. As the situation will not be resolved for some time under uncertainties status, it is not feasible for the Company to predict the final outcome with certainty. However, the Company is of the opinion that the issue will not have a significant adverse effect on the consolidated financial statements.

(12)Disclosure About the Fair Value of Financial Instruments

    Cash and cash equivalents, Short-term investments, Receivables, Trade payables, Other payables and Accrued expenses:

The carrying amounts approximate fair values because of the short maturity of these instruments.

Marketable investment securities:
The fair values of the Company's investments in securities are based on market related prices (see note 5).

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidates Financial Statements

(13)Adjustments to Conform with United States Generally Accepted Accounting Principles

Japanese yen (thousands)  2001 2000   1999


                                   Japanese yen (thousands)
              2001               2000                 1999
  Net      Retained    Net       Retained     Net       Retained
earnings  earnings at earnings     earnings at  earnings earnings at
for year end of year for year  end of year  for year end of year

Per legal books Y3,280,913 23,399,520 3,095,898 25,637,552 2,046,306 23,101,202
Adjustments:
Bonus to
 officers          (19,640)(19,640)(18,944)(18,944)(18,008)(18,008)
Allowance for
 doubtful recei-
 vables            (69,000) -      5,000     69,000(44,000)64,000
Special depre-
 ciation           (10,535)37,536  (9,985)   48,071(15,402)58,056
Accrued pension
 and severance
 cost                354,592   400,422(90,429) 45,829(72,703)136,258
Deferred income
 taxes               (115,331)(147,033)165,320(31,702)222,587   361,438
Losses for
 investment                 -      102,018      28   102,018                269     101,990
Investment in an
 affiliated company(66,648)447,146 44,994 513,794   18,184 468,800
Marketable invest-
 ment securities   22,975   22,975    -           -            -             -
Accrued expenses   51,269 (243,736)(43,433)(295,005)11,667(251,572)
                                    ------ -          --------   ------       ------          ----         ------
                                   147,683  599,688   52,551 433,061 102,594 920,962
                                       -------  --------         ------        --------       ------       -------
Per accompanying consolidated financial statements
    Y3,428,595  23,999,208   3,148,449  26,070,613  2,148,900   24,022,164
   ========== ========== ========= ========== ==============
U.S. dollars (thousands)
2001
                     Net              Retained
                     earnings         earnings at
                     for year         end of year

Per legal books$26,480         188,858
Adjustments:
Bonus to officers    (159)     (159)
Allowance for
 doubtful receivables (557)       -
Special depreciation  (85)      303
Accrued pension and
 severance cost         2,862       3,232
Deferred income taxes(931)       (1,187)
Losses for investment  -           823
Investment in an
 affiliated company  (538)         3,609
Marketable investment
 securities                     186           186
Accrued expenses     414           (1,967)
                                         -----         ------
                                      1,192         4,840
                                        ------        ------
Per accompanying
 consolidated
 financial statements  $ 27,672    193,698
                               =========  ========

                         PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    The following consolidated financial statements of the Company on pages 29 through 47 of the Company's Annual Report are incorporated herein by reference:

          Independent Auditors' Report

          Consolidated Statements of Operations - three years ended December 31,
          2000, 1999 and 1998

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



Date: June 27, 2001

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

*3.3     Certificate of Designation, Preferences and Rights of Series A Junior
         Participating Preferred Stock.

*3.4     Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg- Warner
Automotive, Inc. (incorporated by reference to Exhibit 99.1 of  the Company's Quarterly Report on
Form 10-Q for the ended March 31, 2000.)

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

*10.1    Credit Agreement dated as of July 21, 2000 among BorgWarner Inc., as
         Borrower, the Lenders Party Hereto, The Chase Manhattan Bank, as
         Administrative Agent, Bank America, N.A., as Syndication Agent and Bank
         One, N.A. as Documentation Agent (incorporated by reference to
         Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

*10.2 First Amendment, dated as of August 3, 2000 to the Credit Agreement, dated as of July 21, 2000 among BorgWarner Inc., as Borrower, the Several Lenders From Time to Time Party Thereto, The Chase Manhattan
         Bank, as Administrative Agent for the Lenders, Chase Securities Inc. and
         Bank of America Securities LLC, as Co-Arranger, Bank of America, N.A., as Syndication Agent and Bank One, N.A. as Documentation Agent
         (incorporated by reference to Exhibit 10.2 of the Company's Annual
         Report on Form 10-K for the year ended December 31, 2000).

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




Exhibit
Number   Document Description

+*10.6 Borg-Warner Automotive, Inc. 1993 Stock Incentive Plan as amended effective November 8, 1995 (incorporated by reference to Appendix A of the Company's Proxy Statement dated March 21, 1997).

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

10.9  First Amendment dated as of March 25, 1999 to Amended and Restated
              Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999).

10.10   Second Amendment dated as of December 22, 1999 to Amended and Restated
 Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.11    Third Amendment dated as of December 20, 2000 to Amended and Restated
         Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.11 to the Company's Annual Report on Form
         10-K for the year ended December 31, 2000).

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




Exhibit
Number   Document Description

+*10.18  Amended Form of Employment Agreement for John F. Fiedler dated
         January 27, 1998 (incorporated by reference to Exhibit 10.21 of the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1997).

+*10.19  Addendum to Employment Agreement between BorgWarner Inc. and John F.
         Fiedler dated November 8, 2000 (incorporated by reference to
         Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

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

*10.22 Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1994)

*10.23   Amendment to Assignment of Trademarks and License Agreement
         (incorporated by reference to Exhibit No. 10.23 of the Company's Form
         10-K for the year ended December 31, 1998).

+*10.24  Borg-Warner Automotive, Inc. Executive Stock Performance Plan
         (incorporated by reference to Exhibit No. 10.23 of the Company's
         Annual Report on Form 10-K for the year ended December 31, 1995).

*10.25   Agreement of Purchase and Sale dated as of May 31, 1996 by and among
     Coltec Industries Inc., Holley Automotive Group, Ltd., Holley Automotive
         Inc., Coltec Automotive Inc., and Holley Automotive Systems GmbH and
         Borg-Warner Automotive, Inc., Borg-Warner Automotive Air/Fluid Systems
         Corporation and Borg-Warner Automotive Air/Fluid Systems Corporation of
         Michigan (incorporated by reference to Exhibit 10.1 of the Company's
         Current Report on Form 8-K dated as of June 17,1996).

*10.26 Agreement and Plan of Merger dated as of December 17, 1998 by and between Borg-Warner Automotive, Inc., BWA Merger Corp. and Kuhlman
         Corporation (incorporated by reference to Exhibit 2 of the Company's
         Current Report on Form 8-K dated as of December 21, 1998).

10.27    Asset Purchase Agreement dated as of August 2, 1999 among Eaton
         Corporation, the Seller Subsidiaries, Borg-Warner Automotive, Inc. and the Buyer Subsidiaries.

13.1 Annual Report to Stockholders for the year ended December 31, 1999 with manually signed Independent Auditors' Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).

23.1     Independent Auditors' Consent.

23.2     Independent Auditors' Consent.

*        Incorporated by reference.

+ Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).
