Form 10-Q
period 2001-06-30
BORGWARNER INC
filed 2001-08-14
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549


                                     FORM 10-Q

                                  QUARTERLY REPORT


                          Under Section 13 or 15(d) of the

                          Securities Exchange Act of 1934

                        For the Quarter ended June 30, 2001

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

On July 31, 2001 the registrant had 26,313,919 shares of Common Stock outstanding.







BORGWARNER INC.
FORM 10-Q
SIX MONTHS ENDED JUNE 30, 2001

INDEX                                   Page No.

PART I.   Financial Information
Item 1.   Financial Statements
Introduction                            2

Condensed Consolidated Balance Sheets at
June 30, 2001 and December 31, 2000     3

Consolidated Statements of Operations for the three
months ended June 30, 2001 and 2000     4

Consolidated Statements of Operations for the six
months ended June 30, 2001 and 2000     5

Consolidated Statements of Cash Flows for the six
months ended June 30, 2001 and 2000     6

Notes to the Consolidated Financial
Statements                              7

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations     14

Item 3.   Quantitative and Qualitative Disclosures
About Market Risks                      19

PART II.  Other Information

Item 1.   Legal Proceedings             20

Item 4.   Submission of Matters to a Vote of
Security Holders                        20

Item 6.   Exhibits and Reports on Form
          8-K                           20

SIGNATURES                              21

BORGWARNER INC.
FORM 10-Q
SIX MONTHS ENDED JUNE 30, 2001

PART I.

ITEM 1.


BorgWarner Inc. and Consolidated Subsidiaries'
Financial Statements


The financial statements of BorgWarner Inc. and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars except share data)

(Unaudited)

                          June 30, December 31,
                         2001         2000
A S S E T S
Cash and cash equivalents  $   23.6       $   21.4
Receivables                   197.0          168.9
Inventories                   143.3          161.6
Deferred income tax asset       1.7            1.7
Investments in businesses held
 for sale                     19.5            31.7
Prepayments and other current
     assets                   26.7            25.3
                              ------         --------
   Total current assets       411.8          410.6
Property, plant, and equipment
 at cost                      1,302.1      1,279.3
Less accumulated depreciation 507.5          472.1
                              -------        --------
   Net property, plant and
     equipment                794.6          807.2
Investments and advances      138.9          142.7
Goodwill, net                 1,179.2      1,203.1
Deferred income tax asset     39.2            49.4
Other noncurrent assets       157.2          152.9
                              -------        -------
   Total other assets         1,514.5        1,548.1
                              -------        -------
                              $2,720.9       $2,765.9
                              ========       ========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                 $27.0       $   54.4
Accounts payable and accrued
     expenses                 377.9          408.2
Income taxes payable           87.2           67.3
                              --------       --------
   Total current liabilities  492.1          529.9
Long-term debt                707.1          740.4
Long-term retirement-related
     liabilities              345.2          345.2
Other long-term liabilities    55.4           53.0
   Total long-term liabilities400.6          398.2
Minority Interest             9.0            10.3
Capital stock:
Preferred stock, $.01 par value; authorized
 5,000,000 shares; none issued --          --
Common stock, $.01 par value; authorized
 50,000,000 shares; issued shares of
 27,039,968 in 2001 and outstanding
 shares of 26,311,919 in 2001  0.3        0.3
Non-voting common stock, $.01 par value;
 authorized 25,000,000 shares; none issued
 and outstanding in 2001       --          --
Capital in excess of par value715.7          715.7
Retained earnings             459.3          422.9
Management shareholder notes  (2.5)           (2.5)
Accumulated other comprehensive
      income (loss)           (31.0)         (16.0)
Common stock held in treasury, at cost:
728,049 shares in 2001        (29.7)         (33.3)
                              -------        -------
Total stockholders' equity    1,112.1       1,087.1
                              -------        ------
                              $2,720.9      $2,765.9
                              ========       ======

See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                         Three Months Ended
                         June 30,
                         2001       2000
Net sales                $ 602.0        $700.9
Cost of sales            458.4          531.3
Depreciation             25.7           25.9
Selling, general and adm-
     inistrative expenses59.3           57.8
Minority interest        0.7            0.4
Goodwill amortization    10.3           10.7
Equity in affiliate earnings
 and other income        (4.6)          (4.7)
                         ------         ------
Earnings before interest expense, finance
charges and income taxes   52.2         79.5
Interest expense and
 finance charges            12.4        15.9
                         -------        -----
Earnings before income taxes39.8      63.6
Provision for income taxes  15.1      23.5
Net earnings             $  24.7   $  40.1
                         =======   ==========

Net earnings per share
Basic                    $  0.94   $  1.52
                         ========  =========
Diluted                  $  0.93   $  1.51
                         ========  =========
Average shares outstanding (thousands)
Basic                    26,309     26,433
                         ========= =========
Diluted                  26,457     26,545
                         ========= =========
Dividends declared per
 share                   $  0.15   $  0.15
                         ========= =========

See accompanying Notes to Consolidated Financial Statements






















BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                              Six Months Ended
                              June 30,
                              2001        2000
Net sales                     $1,208.8 $1,431.1
Cost of sales                 929.6     1,081.5
Depreciation                  52.8      52.1
Selling, general and admini-
     strative expenses        114.9     121.3
Minority interest             1.4       1.2
Goodwill amortization         20.9      21.7
Equity in affiliate earnings
     and other income         (9.3)     (8.3)
                              -------   -------
Earnings before interest expense, finance
charges and income taxes       98.5      161.6
Interest expense and finance
     charges                   25.2      31.8
                              --------  --------
Earnings before income taxes   73.3       129.8
Provision for income taxes     27.5        48.7
                              --------  -------
Net earnings                  $45.8     $  81.1
                              ========  =======

Net earnings per share
Basic                         $   1.74  $  3.05
                              ========  =======
Diluted                       $   1.73  $  3.04
                              ========  =======

Average shares outstanding (thousands)
Basic                         26,279     26,554
                              =======   ========
Diluted                       26,427     26,656
                              ========  ========

Dividends declared per share  $   0.30  $  0.30
                              ========  ========

See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

                              Six Months Ended
                              June 30,
Operating                     2001        2000
Net earnings                  $  45.8   $  81.1
Non-cash charges to operations:
Depreciation                     52.8      52.1
Goodwill amortization            20.9      21.7
Other, principally equity in affi-
     liate earnings              (10.7)    (7.4)
Changes in assets and liabilities, net of effects of
acquisitions and divestitures:
Increase in receivables          (44.7)   (43.5)
(Increase) decrease in inventories 10.5   (21.3)
Increase in prepayments and other
     current assets                (2.3)  (7.6)
Increase (decrease) in accounts
 payable and accrued expenses      (8.0)   19.1
Increase in income taxes payable   20.8     3.1
Net change in other long-term
     assets and liabilities        13.5     17.3
                                   ------   ------
Net cash provided by operating
     activities                    98.6    114.6
Investing
Capital expenditures               (50.6)  (78.6)
Net proceeds from capital disposals  1.0     1.8
Proceeds from sale of businesses    12.8   122.3
Payments for taxes on businesses sold -   (43.0)
Net cash (used in) provided by
     investing activities       (36.8)      2.5
Financing
Net decrease in notes payable   (25.0)    (41.3)
Additions to long-term debt      15.2      50.1
Reductions in long-term debt    (42.1)    (88.5)
Payments for purchases of
     treasury stock                -      (18.6)
Proceeds from stock options
     exercised                     2.4      0.2
Dividends paid                     (7.9)  (8.0)
                                   ------ -------
Net cash used in financing
     activities                    (57.4) (106.1)
Effect of exchange rate changes
     on cash and cash equivalents  (2.2)  (11.4)
                                   ------ -------
Net increase (decrease) in cash
     and cash equivalents           2.2    (0.4)
Cash and cash equivalents at
     beginning of year             21.4    21.7
Cash and cash equivalents at end
   of period                       $ 23.6  $21.3
Supplemental Cash Flow Information
Net cash paid during the period for:
Interest                           $ 26.0    $ 33.8
Income taxes                         13.1      92.6
Non-cash financing transactions:
Issuance of treasury stock for
     management notes              $    -    $   0.5
Issuance of common stock for Executive Stock
Performance Plan                        1.0     1.1

See accompanying Notes to Consolidated Financial Statements


BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Research and development costs charged to expense for the three and six months ended June 30, 2001 were $29.7 million and $56.9 million. Research and development costs charged to expense for the three and six months ended June 30, 2000 were $29.3 million and $59.0 million.

(2)  Inventories consisted of the following (millions of dollars):

                   June 30,   December 31,
                    2001          2000
Raw materials       $ 59.4      $ 73.1
Work in progress      52.4        42.0
Finished goods        31.5        46.5
                    --------  -----------
  Total inventories   $143.3      $161.6
                    ========= ============

(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"), a joint venture based in Japan that manufactures automatic transmission components and systems. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

The Company's investment in NSK-Warner was $135.3 million at June 30, 2001 and $140.9 million at December 31, 2000.

Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of June 30, 2001 and March 31, 2001 and statement of income data is presented for the three months ended June 30, 2001 and 2000. The Company's results include its share of NSK-Warner's results for the three and six months ended May 31, 2001 and May 31, 2000.


                           June 30,      March 31,
                              2001         2001
Balance Sheet                 (in millions)
Current assets                $ 134.0    $ 147.6
Noncurrent assets               148.6      151.7
Current liabilities (excluding
     debt)                       83.8       94.3
Noncurrent liabilities
     (excluding debt)             5.3        5.5


                         Three Months Ended
                         June 30,
                         2001       2000
Statement of Income        (in millions)
Net sales                $  69.9   $ 84.0
Gross profit                14.4     18.3
Net income                   5.8      7.5

(4) The Company's provisions for income taxes for the three and six months ended June 31, 2001 and 2000 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a)state income taxes, b)foreign rates which differ from those in the U.S., c)realization of certain business tax credits, including foreign tax credits and research and development credits and
d)other non-deductible expenses, such as goodwill.

(5) Following is a summary of notes payable and long-term debt:

                    June 30, 2001        December 31, 2000
                    Current   Long-Term  Current  Long-Term
DEBT                (millions of dollars)
Bank borrowings          $ 22.0    $  52.2   $ 48.7    $ 57.7
Bank term loans due through 2009
 (at an average rate of 3.8% at
  June, 2001 and 3.3% at
  December, 2000)          4.1          20.5    4.7       23.1
7% Senior Notes due 2006,
 net of unamortized discount -         141.8      -     142.8
6.5% Senior Notes due 2009,
 net of unamortized discount -         185.5      -     188.4
8% Senior Notes due 2019,
 net of unamortized discount -         136.6      -     139.9
7.125% Senior Notes due 2029,
 net of unamortized discount -          169.2     -     187.3
Capital lease liability     0.9          1.3     1.0     41.2
                         -------        ------  -----  -----
     Total notes payable and
        long-term debt   $ 27.0      $ 707.1 $ 54.4    $740.4
                         ========   ======== =======   =======

The Company maintains a $350 million revolving credit facility. At June 30, 2001, the Company had $6.5 million of contingent obligations under standby letters of credit. At December 31, 2000, the facility was unused. The facility is available through July, 2005.

The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional indebtedness.

In July, 2001, the Company entered into an interest rate swap agreement with a financial institution to swap interest on $100 million of 7% fixed rate Senior Notes for variable interest at LIBOR plus .98% (approximately 4.8% at June 30,
2001). The agreement terminates when the underlying Notes mature on November 1, 2006. This interest rate swap will be recorded as fair value hedge and be counted for in accordance with FASB 133.

(6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 46 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at June 30, 2001 of approximately $20.3 million. The Company expects this amount to be expended over the next three to five years.

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

The Company has been working with the Mississippi Department of Environmental Quality ("MDEQ") and Kuhlman Electric to investigate the extent of the contamination. The investigation has revealed the presence of PCBs in portions of the soil at the plant and neighboring areas. In cooperation with the MDEQ and the United States Environmental Protection Agency, the Company has addressed the contiguous areas, and has submitted plans to address additional areas. In May 2001, Kuhlman Electric and others, including the Company, were sued by twenty-two plaintiffs, who claim personal and property damage. The Company has moved to be dismissed from this lawsuit.

The Company has filed a lawsuit against Kuhlman Electric seeking a declaration of the scope of the Company's contractual indemnity. As the clean-up is continuing, and the courts have not yet ruled on the lawsuits, the Company cannot currently estimate the potential liability associated with this matter.

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

The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended June 30,

($ in millions)               Three Months
                              2001      2000
                    Income                        Income
                    tax       After-              tax       After-
          Pretax    effect     tax      Pretax    effect    tax
Foreign currency
 translation
 adjustments   $(20.6) $ 7.8  $(12.8)$(12.4) $  4.7    $(7.7)
Net income as reported          24.7                   40.1
                              ------                   ------
Total comprehensive income    $ 11.9                   $32.4
                              =======                  ======


($ in millions)          Six Months
                         2001           2000
                    Income                        Income
                    tax       After-              tax       After-
          Pretax    effect     tax      Pretax    effect    tax
Foreign currency
 translation
 adjustments        $(23.7)   $  8.9    $(14.8)$(28.7) $ 10.9     $(17.8)
Net income as reported          45.8                   81.1
                              ------                   ------
Total comprehensive income    $ 31.0                   $63.3
                              =======                  ======

The components of accumulated other comprehensive income (loss),net of tax, in the Consolidated Balance Sheets are as follows:

          ($ in millions)               June 30,  December 31,
                                        2001      2000
Foreign currency translation adjustment $(30.8)   $(15.8)
Minimum pension liability adjustment      (0.2)     (0.2)
                                        -------   --------
Total comprehensive income (loss)       $(31.0)   $(16.0)
                                        ========  =========

(8) The following tables show sales, earnings before interest and taxes and total assets for each of the
Company's five reportable business segments.

Sales
Three Months Ended June 30,
                              2001                2000
                                   Inter-                   Inter-
               Customer            segment   Net  Customer  segment   Net
Air/Fluid Systems     $   92.6  $  2.0  $  94.6  $ 111.3  $  2.3 $ 113.6
Cooling Systems           58.0     0.1     58.1     76.8     0.1    76.9
Morse TEC                215.4     5.8    221.2    219.2     6.9   226.1
TorqTransfer Systems     129.1     0.2    129.3    142.7     0.5   143.2
Transmission Systems     106.9     2.9    109.8    111.7     2.1   113.8
Divested Operations        0.0      -      0.0     39.2     0.1     39.3
Inter-segment eliminations  -      (11.0)  (11.0)    -   (12.0)    (12.0)
                         ------    -----   -----  ----    ------   -------
    Consolidated      $  602.0  $    -  $ 602.0  $ 700.9  $    -  $ 700.9
                         ======    ====   ====== =======   ====== =======

                       Sales
               Six Months Ended June 30,
                              2001                2000
                              Inter-                        Inter-
          Customer            segment     Net     Customer  segment   Net
Air/Fluid Systems   $ 181.6   $  3.9    $ 185.5  $  232.7   $  5.0    $  237.7
Cooling Systems       116.3      0.1      116.4     156.8      0.2     157.0
Morse TEC             430.6     11.3      441.9     446.7      14.2      460.9
TorqTransfer Systems  254.1      0.6    254.7      289.5       1.0       290.5
Transmission Systems  208.2      5.6    213.8      224.9       4.4       229.3
Divested Operations    18.0      0.0     18.0       80.5       0.1        80.6
Inter-segment
 eliminations            -    (21.5)     (21.5)       -      (24.9)   (24.9)
                    -------   -------   -------   -------   --------  --------
Consolidated          $1,208.8  $ -   $1,208.8  $ 1,431.1    $  -     $1,431.1
                    ========= ========  ========  ========  ========= ========

                    Earnings Before     Earnings Before
                   Interest & Taxes     Interest & Taxes
                   Three Months Ended   Six Months Ended
                       June 30,             June, 30
                   2001    2000       2001     2000
Air/Fluid Systems $ 6.1  $ 10.1    $   9.0   $  25.8
Cooling Systems     2.1    10.2        4.0      21.2
Morse TEC          30.9    32.5       58.9      65.8
TorqTransfer Systems6.2     9.4       10.2      19.7
Transmission Systems11.9   13.5       23.9      28.2
Divested Operations 0.0     1.8      (0.2)       4.2
                    -----  -----    -------    -----
     Total          57.2   77.5      105.8     164.9
                    ===== ======   ========  ========
Corporate, including
 equity in affiliates(5.0)  2.0      (7.3)      (3.3)
Consolidated      $ 52.2   79.5    $  98.5   $ 161.6

                    Total Assets
                    June 30,         Dec. 31,
                    2001             2000
Air/Fluid Systems   $  391.5         $403.2
Cooling Systems        520.8          536.8
Morse TEC              993.4        1,017.7
TorqTransfer Systems   250.0          250.3
Transmission Systems   360.1          353.1
Divested Operations      0.0           73.6
                      ------       -------
     Total           2,515.8        2,634.7
Corporate, including
 equity in affiliates  205.1          131.2
                    -------        ---------
Consolidated         2,720.9        $2,765.9
                    ========       =========



Divested operations includes: 1) the fuel systems business which was sold in April 2001 and 2) the Company's HVAC business which was sold in December 2000.

(9)Restructuring and other non-recurring charges totaling $62.9 million pre-tax were incurred in the second half of 2000 in response to deteriorating market conditions. The charges included the rationalization and integration of certain businesses and actions taken to bring costs in line with vehicle production slowdowns in major customer product lines.

     Of the $62.9 million in pretax charges, $47.3 million represents non-cash charges. Approximately $4.4 million was spent in 2000 and $9.4 million was spent during the six months ended June 30, 2001. The remaining $1.8 million is expected to be spent in the remainder of 2001. We expect to fund the total cash outlay with cash flow from operations. The actions taken are expected to generate approximately $19 million in annualized savings, primarily from lower salaries and benefit costs and reduced depreciation charges, beginning in 2001. These savings are expected to be more than offset by the impact of lower revenue from the deterioration in the automotive and heavy-duty truck markets.

Components of the restructuring and other non-recurring charges are detailed in the following table and discussed further below.

                         Balance at
                         Total      Amount     June 30,
(millions of dollars)    Charges    Incurred      2001
Severance and other
  benefit costs     $   8.9   $   (8.0)    $  0.9
Asset write-downs      11.6      (11.6)         -
Loss on anticipated
 sale of business       35.2     (35.2)         -
Other exit costs
and non-recurring
  charges               7.2      (6.3)       0.9
                       ------    ------      ------
Total               $  62.9    $  (61.1)     $ 1.8
                       ======= =========     ========
Severance and other benefit costs relate to the reduction of approximately 220 employees from the workforce. The reductions affect each of our operating segments, apart from TorqTransfer Systems, across each of our geographical areas, and across each major functional area, including production and selling and administrative positions. As of June 30, 2001, approximately $8.0 million had been paid for severance and other benefits for terminated employees. The remaining reductions and cash payments should be completed by the end of 2001.

Asset write-downs primarily consist of the write-off of impaired assets that will no longer be used in production as a result of the industry downturn. Such assets have been taken out of production and are being disposed.

Loss on anticipated sale of business is related to the fuel systems business, which was previously reported as an investment in businesses held for sale on the Consolidated Balance Sheet. Fuel systems produced metal tanks for the heavy-duty truck market in North America and did not fit the Company's strategic focus on powertrain technology. In April 2000, the Company announced its intention to sell this non-core business, which was acquired as part of the vehicle products business of Kuhlman Corporation in March 1999. With the deterioration of the North American heavy-duty truck market in the second half of 2000, the value of this business had significantly decreased, creating the $35.2 million loss. As discussed in Note 10, in April 2001 the Company completed its sale of the fuel systems business.

Other exit costs and non-recurring charges are primarily non-employee related exit costs incurred to close certain non-production facilities the Company no longer needs.

(10) In April 2001, the Company completed the sale of its fuel systems business to an investor group led by TMB Industries, a private equity group. The transaction did not have a significant impact on the Company's results of operations, financial condition or cash flows.

(11) On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The adoption of this statement has not had and is not expected to have a material effect on the Company's results of operations, financial condition or cash flows.

The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables, up to a maximum of $150 million. During the six months ended June 30, 2001, the amount of receivables sold ranged from $128 million to $150 million. There are no gains or losses booked as a result of these transactions. At June 30, 2001, the Company had sold $150 million of receivables under a $153 million Receivables Transfer Agreement for face value without recourse.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and
Other Intangible Assets".
SFAS 141 requires that all business combinations completed after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method.

SFAS No. 142, effective January 1, 2002, specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.

The Company is currently assessing the impact that adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations. As of June 30, 2001, the Company had goodwill, net of accumulated amortization, of approximately $1,179.2 million, which will be subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill was $20.9 million and $21.7 million for the six-month periods ended June 30, 2001 and 2000, respectively.

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

RESULTS OF OPERATIONS

The Company's products fall into five reportable operating segments: Air/Fluid Systems, Cooling Systems, Morse TEC, TorqTransfer Systems and Transmission Systems. The following tables present net sales and earnings before interest and taxes ("EBIT") by segment for the three and six months ended June 30, 2001 and 2000 in millions of dollars.

                            Three Months     Six Months
NET SALES                     June 30,       June 30,
                            2001    2000     2001     2000
Air/Fluid Systems       $  94.6  $ 113.6     $ 185.5  $  237.7
Cooling Systems            58.1     76.9       116.4     157.0
Morse TEC                 221.2    226.1       441.9     460.9
TorqTransfer Systems      129.3    143.2       254.7     290.5
Transmission Systems      109.8    113.8       213.8     229.3
Divested operation          0.0     39.3        18.0      80.6
                         ------    ------    --------  --------
                           613.0    712.9    1,203.3   1,456.0
Intersegment elimination  (11.0)   (12.0)      (21.5)    (24.9)
                         -------   -------   --------  --------
Net sales               $ 602.0  $ 700.9     $1,208.8 $ 1,431.1
                         ========  =======   ========  =========

                           Three Months             Six Months
EBIT                       June 30,                 June 30,
                           2001     2000      2001        2000
Air/Fluid Systems         $ 6.1   $ 10.1     $9.0       $  25.8
Cooling Systems             2.1     10.2      4.0         21.2
Morse TEC                  30.9     32.5     58.9         65.8
TorqTransfer Systems        6.2      9.4     10.2         19.7
Transmission Systems       11.9     13.5     23.9          28.2
Divested operations         0.0      1.8     (0.2)          4.2
                           ------  ------    -------      ------
EBIT                     $ 57.2   $ 77.5  $ 105.8       $ 164.9
                          ======== ======= =======      ========

Consolidated sales for the second quarter ended June 30, 2001 totaled $602 million, a 14% decline over the second quarter of 2000. For the Company's ongoing businesses, the decline was 9%. This decline was in line with the North American automotive market, which experienced production decreases of 13%. Geographically, the Company's sales decline was most significant in North America with lesser amounts coming from Asia and Europe. Of the overall sales decline, $14 million was the result of weaker currencies in both Europe and Japan. The Morse TEC and Transmission Systems groups are the most affected by European and Asian currency fluctuations. Second quarter income declined from $40.1 million to $24.7 million, a 38% reduction. In addition to the falloff in volumes, there are certain fixed costs in the statement of operations such as depreciation, amortization, and interest that cause the percentage decrease in income to be greater than the percentage decrease in sales. Despite the decline in income, the Company was able to reduce debt levels by approximately $61 million during the quarter through a combination of strong working capital management and control of capital spending. This effort occurred across all of
the Company's business groups.   Also contributing was approximately $13 million
in proceeds from divested operations.

The Air/Fluid Systems business was off almost 17% compared to 2000 and EBIT declined by $4 million or 40%. Production declines at Chrysler, a major customer of this group, were primarily responsible for the overall sales falloff.

The Cooling Systems business suffered from the continued decline in the commercial vehicle arena, where volumes in North America have fallen 40% from the 2000 annual rate. Second quarter 2001 sales and EBIT were down 24% and 79% from second quarter 2000, respectively. The group was also negatively impacted by a model changeover, which eliminated one application. This lost business is expected to be replaced, but not until the end of 2001.

The Morse TEC group had a sales decline of only 2%. The North American automotive downturn affected this group, but was partially offset by expanded applications, particularly for engine timing systems. A softer commercial market in North America, which translated into lower turbocharger sales, also affected the group. The European portion of the business continued to be strong, particularly turbochargers and engine timing systems. However, the weakness in European currencies mitigated that growth. EBIT declined 5% due to the previously mentioned lower volumes and a change in mix between chain products and turbocharger products.

The TorqTransfer Systems business experienced a 10% sales decrease and a 34% EBIT decline. Most of the sales decline related to Ford, its largest customer, specifically reductions in Ford light truck and SUV volumes. Substantially all of the earnings decline is attributable to the volume declines. This business has a relatively high fixed cost structure, which causes larger swings in earnings when volume changes.

Transmission Systems had a 4% sales decline and 12% decline in EBIT. Declines in North American volumes were partially offset by sales increases in Europe and Asia. Installation rates for automated transmissions continued to grow in both Europe and Asia, helping to increase the Company's volumes in those regions. This group has the widest range of OEM customers, and the production declines in North America were reflected in its sales performance. Because of significant cost cutting efforts undertaken in late 2000 and early 2001, the group was able to limit the decrease in EBIT. This group was quick to respond to the softening North American marketplace and took costs out of its overhead structure to be more in line with current business levels.

Divested operations included the Company's fuel systems business, which was sold in April 2001 and its HVAC business, which was sold in December 2000. The transactions did not have a significant impact on the Company's results of operations, financial condition or cash flows.

Consolidated gross margin for the second quarter of 2001, including depreciation, was 23.9%, down 0.3 points from the second quarter of 2000. The gross margin decline was the result of reduced volumes, partially offset by productivity gains and cost control efforts. Selling, general and administrative expenses increased to 9.9% of sales. This is due to increased R & D expense, lower sales and the fact that the divisions divested since second quarter 2000 were typically lower margin, lower SG&A cost divisions. The selling, general and administrative category includes substantially all the Company's spending on research and development. For the second quarter of 2001, R & D spending totaled $29.7 million, which is up to 4.9% of sales versus $29.3 million, or 4.2% of sales. Spending at this level demonstrates the Company's ongoing commitment to new product development, even in light of the industry downturn. The Company will continue to monitor its research and development spending to balance short-term affordability issues with the need to continually update and replenish its product offering.

Goodwill amortization declined slightly from 2000 due to goodwill related to divested businesses. Interest expense was down by $3.5 million as a result of debt reductions throughout 2000 and 2001 as well as lower interest rates. The Company is not as sensitive to interest rate fluctuation, because 75% of its debt has fixed interest rates. After the July interest rate swap mentioned in
Note 5, the amount of debt with fixed interest rates will decline to 64% of total debt.

The Company's income tax provision is based on estimated annual rates for the year in the various jurisdictions in which the Company operates. The effective tax rate for 2001 varies from standard federal and state rates due to the realization of certain R&D and foreign tax credits, foreign rates that differ from U.S. rates and the effect of non-deductible items, such as goodwill. The Company expects effective tax rates for 2001 to be in the 37 to 38% range.

Net income was $24.7 million for the second quarter, or $0.93 per share, a decline of 38% over the previous year quarter. Shares outstanding decreased slightly due to share repurchases since the second quarter of 2000. Net income was 4.1% of sales versus 5.7% last year. Had European and Asian currency exchange rates been unchanged from last year, net income would have been $1.6 million higher for the second quarter of 2001.

For the remainder of 2001, the Company remains concerned about production rates, particularly in North America. This holds true for both the light vehicle market and the heavy-duty truck market. However, because of declines in production levels in the latter part of 2000, the Company expects fourth quarter market conditions to be similar year over year. As a result, the Company is being very cautious in its capital investment plans and is prepared to take additional operating actions, beyond those taken in the third and fourth quarters of 2000, to keep its operating costs in line with the level of production volumes. Despite these issues, the Company maintains a positive long-term outlook for its business and is committed to ongoing strategic investments in capital and new product development to enhance its product leadership strategy.

FINANCIAL CONDITION AND LIQUIDITY

In the second quarter, debt declined from year-end 2000 by $60.7 million. The debt reduction was the result of proceeds from divested businesses, proceeds from stock options exercised, and operations, offset by dividends. Capital spending was held to $50.6 million compared with $78.6 million last year. Capital spending remains an area of focus, as the Company intends to be very careful in making major investments too far in advance of a recovery in its markets. The Company still expects to spend less than $150 million on capital in 2001, but this level is subject to ongoing review based on market conditions.
Spending will be a function of the timing of new programs for customers. The Company expects that approximately 60% of its capital spending will be for new and expanded product programs, with the remainder going to cost reduction and productivity enhancement programs and the Company's new Powertrain Technical Center.

As of June 30, 2001 and December 31, 2000, the Company had sold $150 million of receivables under a $153 million Receivables Transfer Agreement for face value without recourse.

Other balance sheet changes of significance included fixed assets, which declined $12.6 million and goodwill, which declined $23.9 million. Depreciation was approximately equal to capital spending, almost all of the decrease in net fixed assets was due to foreign currency exchange rate changes. The goodwill decline is principally due to goodwill amortization.

The Company believes that the combination of cash from operations and available credit facilities will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2001, despite the industry downturn. The Company plans to continue to manage its operations to minimize the need for net new investments until it becomes more evident that the Company's product markets are recovering.

OTHER MATTERS

Sale of fuel systems
In April 2001, the Company sold its fuel systems business. This business was acquired as part of the acquisition of Kuhlman Corporation in March 1999. After evaluating its business, metal fuel tanks and related components for the heavy- and medium-duty truck markets, the Company determined this business to be non-core. The proceeds were used for general corporate purposes, including the repayment of indebtedness. This business has been included in the divested operations category for business segment reporting since acquisition. The transaction did not have a significant impact on the Company's results of operations, financial condition or cash flows.

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

The Company has been working with the Mississippi Department of Environmental Quality ("MDEQ") and Kuhlman Electric to investigate the extent of the contamination. The investigation has revealed the presence of PCBs in portions of the soil at the plant and neighboring areas. In cooperation with the MDEQ and the United States Environmental Protection Agency, the Company has addressed the contiguous areas, and has submitted plans to address additional areas. In May 2001, Kuhlman Electric and others, including the Company, were sued by twenty-two plaintiffs, who claim personal and property damage. The Company has moved to be dismissed from this lawsuit.

The Company has filed a lawsuit against Kuhlman Electric seeking a declaration of the scope of the Company's contractual indemnity. As the clean-up is continuing, and the courts have not yet ruled on the lawsuits, the Company cannot currently estimate the potential liability associated with this matter.

Dividends
On July 19, 2001, the Company declared a $0.15 per share dividend to be paid on August 15, 2001 to shareholders of record as of August 1, 2001.

New Accounting Pronouncements
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The company has a small number of derivative instruments. Application of SFAS 133 did not have a material impact on the Company's results of operations or financial condition.

On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The adoption of this statement has not had and is not expected to have a material effect on the Company's results of operations, financial condition or cash flows. Further disclosure may be found in Note 11 to the financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and
Other Intangible Assets".
SFAS 141 requires that all business combinations completed after June 30, 2001 be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method.

SFAS No. 142, effective January 1, 2002, specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.

The Company is currently assessing the impact that adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations. As of June 30, 2001, the Company had goodwill, net of accumulated amortization, of approximately $1,179.2 million, which will be subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill was $20.9 million in and $21.7 million for the six-month periods ended June 30, 2001 and 2000, respectively.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks

The Company's market risk exposure at June 30, 2001 is consistent with the types of market risk and amount of exposure presented in its 2000 Annual Report on Form 10-K.

PART II

Item 1.   Legal Proceedings

There have been no significant developments in the legal proceedings disclosed in the Company's Form 10-Q for the quarter ended March 31, 2001.

Item 4.   Submission of Matters to a Vote of Security Holders

On April 25, 2001, the Company held its annual meeting of stockholders. At such meeting, Jere A. Drummond, John F. Fiedler and Ivan W. Gorr were elected as directors to serve for a term expiring in 2004. Each of Phyllis O. Bonanno, William E. Butler, Andrew F. Brimmer, Paul E. Glaske, Alexis P. Michas and John Rau continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:

                    For            Withheld
                    -------        ------
Jere A. Drummond    20,992,461     318,039
John F. Fiedler     20,991,005     319,495
Ivan W. Gorr        20,982,913     327,587

At such meeting, the selection of Deloitte & Touche LLP as independent auditors was approved by the following votes:

                    For            Against   Abstain
                    ----------     -------   -------
                    21,041,896     214,293   54,311

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

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

Date: August 14, 2001