Form 10-Q
period 2001-09-30
BORGWARNER INC
filed 2001-11-13
CIK 908255

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT


                        Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

                    For the Quarter ended September 30, 2001

                         Commission file number: 1-12162


                                 BORGWARNER INC.
--------------------------------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                       ---

On September 30, 2001 the registrant had 26,359,569 shares of Common Stock outstanding.

                                 BORGWARNER INC.
                                    FORM 10-Q
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                            Page No.
                                                                            --------
PART I.      Financial Information

    Item 1.  Financial Statements

             Introduction....................................................    2

             Condensed Consolidated Balance Sheets at
                   September 30, 2001 and December 31, 2000..................    3

             Consolidated Statements of Operations for the three
                   months ended September 30, 2001 and 2000..................    4

             Consolidated Statements of Operations for the nine
                   months ended September 30, 2001 and 2000..................    5

             Consolidated Statements of Cash Flows for the nine
                   months ended September 30, 2001 and 2000..................    6

             Notes to the Consolidated Financial Statements..................    7

    Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................   14

    Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risks........................................   19

PART II. Other Information

    Item 1.  Legal Proceedings...............................................   20

    Item 6.  Exhibits and Reports on Form 8-K................................   20

SIGNATURES....................................................................  21

                                 BORGWARNER INC.
                                    FORM 10-Q
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                     PART I.

                                     ITEM 1.


                 BorgWarner Inc. and Consolidated Subsidiaries'
                              Financial Statements


The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (MILLIONS OF DOLLARS EXCEPT SHARE DATA)


                                                                                     (Unaudited)
                                                                                     September 30,  December 31,
                                                                                         2001           2000
                                                                                     ------------   ------------
ASSETS
Cash and cash equivalents..........................................................   $     38.6     $     21.4
Receivables........................................................................        200.0          168.9
Inventories........................................................................        146.4          161.6
Deferred income tax asset..........................................................          1.7            1.7
Investments in businesses held for sale............................................         20.3           31.7
Prepayments and other current assets...............................................         29.0           25.3
                                                                                      ----------     ----------
       Total current assets........................................................        436.0          410.6
Property, plant, and equipment at cost.............................................      1,343.0        1,279.3
Less accumulated depreciation......................................................        520.8          472.1
                                                                                      ----------     ----------
       Net property, plant and equipment...........................................        822.2          807.2
Investments and advances...........................................................        145.3          142.7
Goodwill, net......................................................................      1,172.8        1,203.1
Deferred income tax asset..........................................................         30.8           49.4
Other non-current assets...........................................................        163.2          152.9
                                                                                      ----------     ----------
       Total other assets..........................................................      1,512.1        1,548.1
                                                                                      ----------     ----------
 ...................................................................................   $  2,770.3     $  2,765.9
                                                                                      ==========     ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable......................................................................   $     40.5     $     54.4
Accounts payable and accrued expenses..............................................        398.0          408.2
Income taxes payable...............................................................         86.9           67.3
                                                                                      ----------     ----------
       Total current liabilities...................................................        525.4          529.9
Long-term debt.....................................................................        695.6          740.4
Long-term retirement-related liabilities...........................................        348.8          345.2
Other long-term liabilities........................................................         53.7           53.0
                                                                                      ----------     ----------
       Total long-term liabilities.................................................        402.5          398.2
Minority Interest..................................................................         10.0           10.3
Capital stock:
    Preferred stock, $.01 par value; authorized
     5,000,000 shares; none issued                                                           -              -
    Common stock, $.01 par value; authorized 50,000,000 shares; issued shares of
     27,039,968 in 2001 and outstanding
     shares of 26,359,569 in 2001..................................................          0.3            0.3
    Non-voting common stock, $.01 par value;
     authorized 25,000,000 shares; none issued
     and outstanding in 2001                                                                 -              -
Capital in excess of par value.....................................................        715.7          715.7
Retained earnings..................................................................        472.7          422.9
Management shareholder notes.......................................................         (2.1)          (2.5)
Accumulated other comprehensive income (loss)......................................        (22.0)         (16.0)
Common stock held in treasury, at cost:
    680,399 shares in 2001.........................................................        (27.8)         (33.3)
                                                                                      ----------     ----------
       Total stockholders' equity..................................................      1,136.8        1,087.1
                                                                                      ----------     ----------
                                                                                      $  2,770.3     $  2,765.9
                                                                                      ==========     ==========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (MILLIONS OF DOLLARS EXCEPT SHARE DATA)


                                                              Three Months Ended
                                                                 September 30,
                                                            2001             2000
                                                        ------------     ------------
Net sales ........................................      $      559.9     $      618.5
Cost of sales ....................................             429.7            473.0
Depreciation .....................................              25.5             25.2
Selling, general and administrative expenses .....              55.5             57.5
Minority interest ................................               1.1              0.8
Goodwill amortization ............................              10.4             10.8
Restructuring and other non-recurring charges ....               -               32.6
Equity in affiliate earnings and other income ....              (3.9)            (4.2)
                                                        ------------     ------------

         Earnings before interest expense, finance
             charges and income taxes ............              41.6             22.8
Interest expense and finance charges .............              12.3             15.9
                                                        ------------     ------------
         Earnings before income taxes ............              29.3              6.9
Provision for income taxes .......................              10.9              1.7
                                                        ------------     ------------

             Net earnings ........................      $       18.4     $        5.2
                                                        ============     ============

Net earnings per share
         Basic ...................................      $       0.70     $       0.20
                                                        ============     ============
         Diluted .................................      $       0.70     $       0.20
                                                        ============     ============

Average shares outstanding (thousands)
         Basic ...................................            26,340           26,210
                                                        ============     ============
         Diluted .................................            26,496           26,297
                                                        ============     ============

Dividends declared per share .....................      $       0.15     $       0.15
                                                        ============     ============




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (MILLIONS OF DOLLARS EXCEPT SHARE DATA)

                                                              Nine Months Ended
                                                                September 30,
                                                        -----------------------------
                                                            2001             2000
                                                        ------------     ------------
Net sales ........................................      $    1,768.8     $    2,049.6
Cost of sales ....................................           1,359.3          1,554.6
Depreciation .....................................              78.4             77.2
Selling, general and administrative expenses .....             170.4            178.8
Minority interest ................................               2.4              1.9
Goodwill amortization ............................              31.4             32.5
Restructuring and other non-recurring charges ....               -               32.6
Equity in affiliate earnings and other income ....             (13.1)           (12.3)
                                                        ------------     ------------
         Earnings before interest expense, finance
             charges and income taxes ............             140.0            184.3
Interest expense and finance charges .............              37.5             47.7
                                                        ------------     ------------
         Earnings before income taxes ............             102.5            136.6
Provision for income taxes .......................              38.3             50.3
                                                        ------------     ------------
             Net earnings ........................      $       64.2     $       86.3
                                                        ============    =============
Net earnings per share
         Basic ...................................      $       2.44     $       3.27
                                                        ============    =============
         Diluted .................................      $       2.43     $       3.26
                                                        ============    =============

Average shares outstanding (thousands)
         Basic ...................................            26,300           26,445
                                                        ============    =============
         Diluted .................................            26,456           26,540
                                                        ============    =============

Dividends declared per share .....................      $       0.45    $        0.45
                                                        ============    =============




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (MILLIONS OF DOLLARS)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      -----------------------------
OPERATING                                                                 2001             2000
                                                                      ------------     ------------
Net earnings ......................................................   $       64.2     $       86.3
Non-cash charges to operations:
     Depreciation .................................................           78.4             77.2
     Goodwill amortization ........................................           31.4             32.5
     Restructuring and other non-recurring charges.................            -               32.6
     Other, principally equity in affiliate earnings...............          (14.9)           (11.3)
Changes in assets and liabilities, net of effects of
acquisitions and divestitures:
     Increase in receivables ......................................          (42.1)           (28.3)
     (Increase) decrease in inventories ...........................            8.0            (27.3)
     Increase in prepayments and other current assets..............           (3.6)            (8.4)
     Increase (decrease) in accounts payable and accrued...........            7.4             (1.2)
     Increase (decrease) in income taxes payable ..................           19.6             (8.9)
     Net change in other long-term assets and liabilities..........           11.1             15.0
                                                                      ------------     ------------
           Net cash provided by operating activities...............          159.5            158.2
                                                                      ------------     ------------

INVESTING
Capital expenditures ..............................................          (93.2)          (111.5)
Net proceeds from asset disposals .................................            1.4              4.2
Proceeds from sale of businesses ..................................           13.9            122.3
Payments for taxes on businesses sold .............................            -              (43.0)
                                                                      ------------     ------------

         Net cash (used in) provided by investing activities.......          (77.9)           (28.0)
FINANCING
Net decrease in notes payable .....................................          (12.5)           (47.3)
Additions to long-term debt .......................................           23.2            121.2
Reductions in long-term debt ......................................          (65.3)          (154.4)
Payments for purchases of treasury stock ..........................           (0.7)           (22.1)
Proceeds from stock options exercised .............................            3.9              0.4
Dividends paid ....................................................          (11.8)           (12.0)
                                                                      ------------     ------------

         Net cash used in financing activities ....................          (63.2)          (114.2)
Effect of exchange rate changes on cash and cash equivalent........           (1.2)            (9.6)
                                                                      ------------     ------------

Net increase (decrease) in cash and cash equivalents...............           17.2              6.4
Cash and cash equivalents at beginning of period ..................           21.4             21.7
                                                                      ------------     ------------

Cash and cash equivalents at end of period ........................   $       38.6     $       28.1
                                                                      ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
     Interest .....................................................   $       39.1     $       51.4
     Income taxes .................................................           13.8             57.0
Non-cash financing transactions:
     Issuance of treasury stock for management notes...............   $        -       $        0.5
     Issuance of common stock for Executive Stock
       Performance Plan ...........................................            1.0              0.7



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) Research and development costs charged to expense for the three and nine months ended September 30, 2001 were $30.0 million and $86.9 million, respectively. Research and development costs charged to expense for the three and nine months ended September 30, 2000 were $30.1 million and $85.2 million, respectively.

(2)  Inventories consisted of the following (millions of dollars):

                                                    September 30,  December 31,
                                                        2001           2000
                                                    -------------  ------------
     Raw materials................................     $ 65.2         $ 73.1
     Work in progress.............................       47.4           42.0
     Finished goods...............................       33.8           46.5
                                                       -------        -------
       Total inventories..........................     $146.4         $161.6
                                                       =======        =======

(3) The Company has a 50% interest in NSK-Warner K.K. ("NSK-Warner"), a joint venture based in Japan that manufactures automatic transmission components and systems. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

     The Company's investment in NSK-Warner was $139.0 million at September 30, 2001 and $140.9 million at December 31, 2000.

     Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of September 30, 2001 and March 31, 2001 and statement of income data is presented for the three and six months ended September 30, 2001 and 2000. The Company's results include its share of NSK-Warner's results for the three and nine months ended August 31, 2001 and August 31, 2000.

                                                    September 30,     March 31,
                                                        2001            2001
                                                    -------------     ---------
     Balance Sheet                                        (in millions)
     Current assets ..............................     $143.2          $147.6
     Non-current assets ..........................      151.9           151.7
     Current liabilities (excluding debt) ........       83.3            94.3
     Non-current liabilities (excluding debt) ....        5.9             5.5


                                                        Three Months Ended
                                                           September 30,
                                                        ------------------
                                                         2001        2000
                                                        ------      ------
     Statement of Income                                   (in millions)
     Net sales....................................       $71.6      $ 82.4
     Gross profit.................................        13.8        18.0
     Net income...................................         4.8         6.3

                                                                Six Months Ended
                                                                  September 30,
                                                                ----------------
                                                                2001        2000
                                                                ----        ----
Statement of Income                                               (in millions)
-------------------
Net sales.....................................................  $ 141.9   $166.0
Gross profit..................................................     28.3     36.2
Net income.........................................................10.7     13.8

(4) The Company's provisions for income taxes for the three and nine months ended September 30, 2001 and 2000 are based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate differed from the U.S. statutory rate primarily due to a)state income taxes,
b)foreign rates which differ from those in the U.S., c)realization of certain business tax credits, including foreign tax credits and research and development credits and d)other non-deductible expenses, such as goodwill.

(5) Following is a summary of notes payable and long-term debt:

                                                             September 30, 2001          December 31, 2000
                                                             Current  Long-Term         Current  Long-Term
DEBT                                                                      (millions of dollars)
----
Bank borrowings.........................................     $ 35.6    $  54.4           $ 48.7     $ 57.7
Bank term loans due through 2010
    (at an average rate of 3.2% at
     September, 2001 and 3.3% at
     December, 2000)...................................         4.9       28.8              4.7       23.1
7% Senior Notes due 2006,
    net of unamortized discount........................           -      141.8                -      142.8
6.5% Senior Notes due 2009,
    net of unamortized discount........................           -      169.7                -      188.4
8% Senior Notes due 2019,
    net of unamortized discount........................           -      134.4                -      139.9
7.125% Senior Notes due 2029,
    net of unamortized discount........................           -      165.3                -      187.3
Capital lease liability................................           -        1.2               1.0       1.2
                                                             ------     ------            ------    ------
   Total notes payable and
         long-term debt................................      $ 40.5      695.6            $ 54.4    $740.4
                                                             ======    =======            ======    ======

The Company maintains a $350 million revolving credit facility. At September 30, 2001, the Company had $6.5 million of contingent obligations under standby letters of credit. At December 31, 2000, the facility was unused. The facility is available through July, 2005.

The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional indebtedness.

In July, 2001, the Company entered into an interest rate swap agreement with a financial institution to swap interest on $100 million of 7% fixed rate Senior Notes for variable interest at LIBOR plus .98% (approximately 3.4% at September 30, 2001). The agreement terminates when the underlying Notes mature on November 1, 2006. This interest rate swap has been recorded as a fair value hedge and is accounted for in accordance with SFAS 133.

(6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 45 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at September 30, 2001 of approximately $14.5 million. The Company expects this amount to be expended over the next three to five years.

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

(7) Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, this includes foreign currency translation adjustments, changes in the minimum pension liability adjustment and net earnings. The amounts presented as other comprehensive income, net of related taxes, are added to net income resulting in comprehensive income.

   The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended September 30,

    ($ in millions)                                                                    Three Months Ended
                                                              --------------------------------------------------------------------
                                                                      2001                                 2000
                                                              ------------------------------------ -------------------------------
                                                                            Income                             Income
                                                                             tax        After-                  tax        After-
                                                               Pre-tax      effect       tax        Pre-tax    effect       tax
                                                              ---------     ------      ------      -------    ------      -------
   Foreign currency
    translation adjustments.................................  $ 14.4         $(5.3)      $ 9.1       $(18.3)    $6.8      $(11.5)
   Net income as reported...................................                              18.4                               5.2
                                                                                        ------                          --------
   Total comprehensive income...............................                            $ 27.5                           $  (6.3)
                                                                                        ======                           ========


     ($ in millions)                                                                      Nine Months Ended
                                                              --------------------------------------------------------------------
                                                                               2001                               2000
                                                              ------------------------------------ --------------------------------
                                                                           Income                                Income
                                                                             tax         After-                    tax      After-
                                                            Pre-tax        effect         tax         Pre-tax    effect      tax
                                                            -------        ------        ------       -------    ------     ------
   Foreign currency
    translation adjustments.................................  $(9.6)       $  3.6        $(6.0)       $(46.9)     $17.6     $(29.3)
   Net income as reported...................................                              64.2                                86.3
                                                                                         -----                               -----
   Total comprehensive income...............................                             $58.2                               $57.0
                                                                                         =====                               =====

   The components of accumulated other comprehensive income (loss),net of tax, in the Consolidated Balance Sheets are as follows:

         ($ in millions)                                                           September 30,        December 31,
                                                                                       2001                 2000
                                                                                     --------             --------
           Foreign currency translation adjustments................................. $(21.8)               $(15.8)
           Minimum pension liability adjustment.....................................   (0.2)                 (0.2)
                                                                                     -------              --------
           Total comprehensive income (loss)........................................ $(22.0)               $(16.0)
                                                                                     =======              =======





(8)The following tables show sales, earnings before interest and taxes and total assets for each of the Company's five reportable business segments.

                                                                               SALES
                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------------
                                                      2001                                        2000
                                            -------------------------------------     ---------------------------
                                                            Inter-                                   Inter-
                                            Customer        segment         Net       Customer  segment    Net
                                            --------        -------       -------     --------  ------- ---------
  Air/Fluid Systems                         $   81.9         $  1.6        $ 83.5      $  96.7  $  2.0   $  98.7
  Cooling Systems                               53.3             -           53.3         66.5     0.2      66.7
  Morse TEC                                    206.5            5.5         212.0        209.7     5.8     215.5
  TorqTransfer Systems                         114.1            0.3         114.4        115.5     0.4     115.9
  Transmission Systems                         104.1            2.7         106.8        101.4     1.9     103.3
  Divested Operations                             -           -             -             28.7      -       28.7
  Inter-segment eliminations                      -           (10.1)        (10.1)          -    (10.3)    (10.3)
                                            --------         ------      --------      -------  -------   ------
      Consolidated                          $  559.9         $   -        $ 559.9      $ 618.5  $   -    $ 618.5
                                            ========         =======      ========     =======  =======  ========



                                                                              SALES
                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------------------------------------------------
                                                           2001                                   2000
                                            ---------------------------------      -----------------------------------
                                                          Inter-                                   Inter-
                                            Customer      segment        Net       Customer       segment       Net
                                            --------      -------      -------     --------       -------    ---------
Air/Fluid Systems                           $ 263.5       $  5.5     $  269.0     $   329.4       $   7.0    $  336.4
Cooling Systems                               169.6          0.0        169.6         223.3           0.4       223.7
Morse TEC                                     637.2         16.7        653.9         656.4          20.0       676.4
TorqTransfer Systems                          368.2          0.9        369.1         405.0           1.4       406.4
Transmission Systems                          312.3          8.3        320.6         326.4           6.2       332.6
Divested Operations                            18.0            -         18.0         109.1           0.2       109.3
Inter-segment eliminations                        -        (31.4)       (31.4)            -         (35.2)      (35.2)
                                            -------       ------      -------     ---------       -------    --------
    Consolidated                           $1,768.8       $    -     $1,768.8     $ 2,049.6       $     -    $2,049.6
                                           ========       ======     ========     ==========      =======    ========

                                                                 EARNINGS BEFORE          EARNINGS BEFORE
                                                                 INTEREST & TAXES        INTEREST & TAXES
                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                               2001          2000      2001           2000
                                                               ----          ----      ----           ----
Air/Fluid Systems                                            $   2.1      $  4.8     $  11.1        $  30.5
Cooling Systems                                                  1.9         6.9         6.0           28.1
Morse TEC                                                       26.9        30.3        85.6           96.2
TorqTransfer Systems                                             2.5         7.0        12.7           26.7
Transmission Systems                                            12.0         9.2        35.9           37.4
Divested Operations                                                -        (0.3)       (0.2)           4.0
                                                             -------      ------     -------        -------
     Total                                                     45.4         57.9       151.1          222.9
Corporate, including equity in affiliates                      (3.8)       (35.1)      (11.1)         (38.6)
                                                             -------      ------     -------        -------
Consolidated                                                   41.6       $ 22.8     $ 140.0        $ 184.3
                                                             =======      ======     =======        =======



                                                                               TOTAL ASSETS
                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         2001               2000
                                                                       --------           --------
Air/Fluid Systems                                                      $  387.4           $  403.2
Cooling Systems                                                           519.4              536.8
Morse TEC                                                               1,020.5            1,017.7
TorqTransfer Systems                                                      272.0              250.3
Transmission Systems                                                      364.1              353.1
Divested Operations                                                           -               73.6
                                                                       --------           --------
     Total                                                              2,563.4            2,634.7
Corporate, including equity in affiliates                                 206.9              131.2
                                                                       --------           --------
Consolidated                                                           $2,770.3           $2,765.9
                                                                       ========           ========

Divested operations includes the Company's: 1) fuel systems business which was sold in April 2001 and 2) HVAC business which was sold in December 2000.

(9) Restructuring and other non-recurring charges totaling $62.9 million pre-tax were incurred in the second half of 2000 in response to deteriorating market conditions. The charges included the rationalization and integration of certain businesses and actions taken to bring costs in line with vehicle production slowdowns in major customer product lines.

Of the $62.9 million in pretax charges, $47.3 million represents non-cash charges. Approximately $4.4 million was spent in 2000 and $9.6 million was spent during the nine months ended September 30, 2001. The remaining $1.6 million is expected to be spent during the remainder of 2001. We expect to fund the total cash outlay with cash flow from operations. The actions taken are expected to generate approximately $19 million in annualized savings, primarily from lower salaries and benefit costs and reduced depreciation charges, beginning in 2001. These savings are expected to be more than offset by the impact of lower revenue from the deterioration in the automotive and heavy-duty truck markets.

Components of the restructuring and other non-recurring charges are detailed in the following table and discussed further below.
                                                               Balance at
                                         Total      Amount   September 30,
(millions of dollars)                   Charges    Incurred       2001
---------------------------------------------------------------------------
Severance and other benefit costs        $ 8.9      $ (8.2)       $ 0.7
Asset write-downs                         11.6       (11.6)           -
Loss on anticipated sale of business      35.2       (35.2)           -
Other exit costs
and non-recurring charges                  7.2        (6.3)         0.9
                                         ----------------------------------
Total                                    $62.9      $(61.3)        $ 1.6
                                         ==================================

Severance and other benefit costs relate to the reduction of approximately 220 employees from the workforce. The reductions affect each of our operating segments, apart from TorqTransfer Systems, across each of our geographical areas, and across each major functional area, including production and selling and administrative positions. As of September 30, 2001, approximately $8.2 million had been paid for severance and other benefits for terminated employees. The remaining reductions and cash payments should be completed by the end of 2001.

Asset write-downs primarily consist of the write-off of impaired assets that will no longer be used in production as a result of the industry downturn. Such assets have been taken out of production and are being disposed.

Loss on anticipated sale of business is related to the fuel systems business, which was previously reported as an investment in businesses held for sale on the Consolidated Balance Sheet. Fuel systems produced metal tanks for the heavy-duty truck market in North America and did not fit the Company's strategic focus on powertrain technology. In April 2000, the Company announced its intention to sell this non-core business, which was acquired as part of the vehicle products business of Kuhlman Corporation in March 1999. With the deterioration of the North American heavy-duty truck market in the second half of 2000, the value of this business had significantly decreased, resulting in the $35.2 million loss. As discussed in Note 10, in April 2001 the Company completed its sale of the fuel systems business.

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

The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables, up to a maximum of $150 million. During the nine months ended September 30, 2001, the amount of receivables sold ranged from $127 million to $150 million. There are no gains or losses booked as a result of these transactions. At September 30, 2001, the Company had sold $150 million of receivables under a $153 million Receivables Transfer Agreement for face value without recourse.

(12) In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations completed after June 30, 2001 be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142, effective January 1, 2002, specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.
The Company is currently assessing the impact that adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations. As of September 30, 2001, the Company had goodwill, net of accumulated amortization, of approximately $1,172.8 million, which will be subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill was $31.4 million and $32.5 million for the nine-month periods ended September 30, 2001 and 2000, respectively.

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

RESULTS OF OPERATIONS

The Company's products fall into five reportable operating segments: Air/Fluid Systems, Cooling Systems, Morse TEC, TorqTransfer Systems and Transmission Systems. The following tables present net sales and earnings before interest and taxes ("EBIT") by segment for each of the three and nine months ended September 30, 2001 and 2000 in millions of dollars.

                                    Three Months Ended       Nine Months Ended
          NET SALES                   September 30,            September  30,
                                   ------------------        -------------------
                                       2001     2000           2001      2000
                                       ----     ----           ----      ----
Air/Fluid Systems                   $   83.5  $     98.7  $    269.0  $    336.4
Cooling Systems                         53.3        66.7       169.6       223.7
Morse TEC                              212.0       215.5       653.9       676.4
TorqTransfer Systems                   114.4       115.9       369.1       406.4
Transmission Systems                   106.8       103.3       320.6       332.6
Divested operations                   --            28.7        18.0       109.3
                                      ------    --------    --------    --------
                                       570.0       628.8     1,800.2     2,084.8
Inter-segment eliminations             (10.1)      (10.3)      (31.4)     (35.2)
                                      ------      ------    --------    --------
Net sales                           $  559.9  $    618.5  $  1,768.8  $  2,049.6
                                      ======    ========    ========    ========

                                     Three Months Ended    Nine Months Ended
          EBIT                        September 30,          September 30,
                                     ------------------     ------------------
                                         2001   2000          2001        2000
                                         ----   ----          ----        ----
Air/Fluid Systems                     $   2.1 $   4.8        $   11.1  $   30.5
Cooling Systems                           1.9     6.9             6.0      28.1
Morse TEC                                26.9    30.3            85.6      96.2
TorqTransfer Systems                      2.5     7.0            12.7      26.7
Transmission Systems                     12.0     9.2            35.9      37.4
Divested operations                        --    (0.3)           (0.2)      4.0
                                        -----   -----          ------    ------
EBIT                                  $  45.4 $  57.9        $  151.1  $  222.9
                                        =====   =====          ======    ======

Consolidated sales for the third quarter ended September 30, 2001 totaled $560 million, a 9.5% decline over the third quarter of 2000. For the Company's ongoing businesses, the decline was 5%. This decline was less than the total North American automotive market, which experienced production decreases of 10%. Geographically, the Company's sales decline was most significant in North America with lesser amounts coming from Asia and Europe. Of the overall sales decline, $12 million was the result of weaker currencies in Europe and Japan. The Morse TEC and Transmission Systems businesses are the most affected by European and Asian currency fluctuations. Third quarter income declined from $24.9 million, before a restructuring charge, to $18.4 million, a 26% reduction. In addition to the falloff in volumes, fixed costs such as depreciation, amortization, and interest caused the percentage decrease in income to be greater than the percentage decrease in sales.

The Air/Fluid Systems business was off 15% compared to 2000 and EBIT declined by $2.7 million or 56%. Production declines at Chrysler, a major customer of this business, were primarily accountable for the overall sales falloff.

The Cooling Systems business suffered from the continued decline in the commercial vehicle market, where volumes in North America have fallen 26% from the 2000 annual rate. Third quarter 2001 sales and EBIT were down 20% and 72% from third quarter 2000, respectively, as a result of the reduced volumes.

The Morse TEC group had a sales decline of only 2%. The North American automotive downturn affected this business, but was partially offset by expanded applications, particularly for engine timing systems. A softer commercial market in North America, which translated into lower turbocharger sales, also affected the business. The European portion of the business continued to be strong, particularly turbochargers and engine timing systems. However, the weakness in European currencies mitigated that growth. EBIT declined 11% due to the previously mentioned lower volumes and a change in mix between chain products and turbocharger products.

The TorqTransfer Systems business experienced a 1% sales decrease and a 64% EBIT decline. This business has a relatively high fixed cost structure, which causes larger swings in earnings when production volume changes. Additionally, customer requirements were erratic and there were some large volume reductions late in the third quarter that made it difficult to adjust the cost structure.

Transmission Systems had a 3% sales increase and 30% increase in EBIT. Installation rates for automated transmissions continued to grow in both Europe and Asia, helping to increase the Company's volumes in those regions. Because of significant cost cutting efforts undertaken in late 2000 and early 2001, the business was able to increase EBIT. This business was quick to respond to the softening North American marketplace and took costs out of its overhead structure to be more in line with current industry levels.

Divested operations included the Company's fuel systems business, which was sold in April 2001 and its HVAC business, which was sold in December 2000. The transactions did not have a significant impact on the Company's results of operations, financial condition or cash flows.

Consolidated operating margin for the third quarter of 2001 was 23.3%, down 0.3 percentage points from the third quarter of 2000. The gross margin decline was the result of reduced volumes, partially offset by productivity gains and cost control efforts. Selling, general and administrative ("SG&A") expenses was down $2 million, but increased as a percentage of sales to 9.9% of sales. This is due to level research and development ("R&D") spending, lower sales and the fact that the operations divested since third quarter 2000 were typically lower margin, lower SG&A cost businesses. The SG&A category includes substantially all the Company's spending on research and development. For the third quarter of 2001, R&D spending totaled $30.0 million, which is up to 5.4% of sales versus $30.1 million, or 4.9% of sales. Spending at this level demonstrates the Company's ongoing commitment to new product development, even in light of the industry downturn. The Company will continue to monitor its research and development spending to balance short-term affordability issues with the need to continually update and replenish its product offerings.

Goodwill amortization declined slightly from 2000 due to goodwill related to divested businesses. Third quarter interest expense was down by $3.6 million from third quarter 2000 as a result of debt reductions throughout 2000 and 2001 as well as lower interest rates. At September 30, 2001, the amount of debt with fixed interest rates is 62% of total debt.

The Company's income tax provision is based on estimated annual rates for the year in the various jurisdictions in which the Company operates. The effective tax rate for 2001 varies from standard federal and state rates due to the realization of certain R&D and foreign tax credits, foreign rates that differ from U.S. rates and the effect of non-deductible items, such as goodwill. The Company expects its effective tax rate for 2001 to be between 37 and 38%.

Net income was $18.4 million for the third quarter, or $0.70 per diluted share, a decline of 26% over the previous year's quarter before a restructuring charge. Shares outstanding increased slightly due to the exercise of options. Net income was 3.3% of sales versus 4.0% last year, before last year's restructuring charge. Had European and Asian currency exchange rates been unchanged from last year, net income would have been $1.4 million higher for the third quarter of 2001.

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

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2001, debt declined from year-end 2000 by $58.7 million, while cash and cash equivalents increased by $17.2 million. The debt reduction was the result of operations, proceeds from divested businesses, and proceeds from stock options exercised, offset by Company stock dividends. Capital spending for the nine months was held to $93.2 million compared with $111.5 million last year. Capital spending remains an area of focus, as the Company intends to be very careful in making major investments too far in advance of a recovery in its markets. The Company still expects to spend less than $140 million on capital in 2001, but this level is subject to ongoing review based on market conditions. Spending will be a function of the timing of new programs for customers. The Company expects that approximately 60% of its capital spending will be for new and expanded product programs, and the Company's new Powertrain Technical Center, which is expected to open mid-2002. The remaining spending is going to cost reduction and productivity enhancement programs.

As of September 30, 2001 and December 31, 2000, the Company had sold $150 million of receivables under a $153 million Receivables Transfer Agreement for face value without recourse.

Other balance sheet changes of significance included fixed assets, which increased $15.0 million and goodwill, which declined $30.3 million. The increase in fixed assets is primarily due to spending on the new technical centers. The goodwill decline is principally due to goodwill amortization.

The Company believes that the combination of cash from operations and available credit facilities will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2001, despite the industry downturn. The Company plans to continue to manage its operations to minimize the need for new investments until it becomes more evident that the Company's product markets are recovering.

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

LITIGATION
As discussed more fully in Note 6 to the Consolidated Financial Statements, various claims and suits seeking money damages arising in the ordinary course of business and involving environmental liabilities have been filed against the Company. In each of these cases, the Company believes it has a defendable position and has made adequate provisions to protect the Company from material losses. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles in the United States of America.

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

DIVIDENDS
On October 18, 2001, the Company declared a $0.15 per share dividend to be paid on November 15, 2001 to shareholders of record as of November 1, 2001.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations completed after June 30, 2001 be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142, effective January 1, 2002, specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.

The Company is currently assessing the impact that adoption of SFAS No. 141 and SFAS No. 142 will have on its financial position and results of operations. As of September 30, 2001, the Company had goodwill, net of accumulated amortization, of approximately $1,172.8 million, which will be subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill was $31.4 million and $32.5 million for the nine-month periods ended September 30, 2001 and 2000, respectively.

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


Item 3. Quantitative and Qualitative Disclosure about Market Risks

The Company's market risk exposure at September 30, 2001 is consistent with the types of market risk and amount of exposure presented in its 2000 Annual Report on Form 10-K.

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



Date: November 13, 2001