Form 10-K
period 2001-12-31
BORGWARNER INC
filed 2002-03-25
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-K
                   Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001
 Commission File Number: 1-12162

                                  BorgWarner Inc.
               (Exact name of registrant as specified in its charter)

Delaware                                13-3404508
(State of Incorporation) (I.R.S. Employer Identification No.)

200 South Michigan Avenue
Chicago, Illinois 60604
(312) 322-8500

(Address and telephone number of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange on
Title of each class which registered

Common Stock, par value $.01 per share       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

     The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on March 8, 2002 was approximately $1.82 billion. As of March 8, 2002, the registrant had 26,453,131 shares of Common Stock outstanding.

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

BorgWarner Inc. 2001 Annual Report to Stockholders          Parts I, II and IV
BorgWarner Inc. Proxy Statement for the
2002 Annual Meeting of Stockholders                         Part III


BORGWARNER INC.
FORM 10-K

YEAR ENDED DECEMBER 31, 2001

INDEX

Item
Number    Page

PART I

1.   Business                 3
2.   Properties               10
3.   Legal Proceedings        11
4.   Submission of Matters to a Vote of Security Holders         11

PART II

5.   Market for the Registrant's Common Equity and Related
Stockholder Matters   11
6.   Selected Financial Data  12
7.   Management's Discussion and Analysis of Financial Condition
 and Results of Operations 12
7a.  Market Risk Disclosure   12
8.   Financial Statements and Supplementary Data       12
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 12

PART III

10.  Directors and Executive Officers of the Registrant          13
11.  Executive Compensation   13
12.  Security Ownership of Certain Beneficial Owners and Management        13
13.  Certain Relationships and Related Transactions         13

PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K      13

                                        PART I

Item 1.  Business

     BorgWarner Inc. (the "Company"), a Delaware corporation, was incorporated in 1987. The Company is a leading, global Tier I supplier of highly engineered systems and components, primarily for vehicle powertrain applications. These products are manufactured and sold worldwide, primarily to original equipment manufacturers ("OEMs") of passenger cars, sport utility vehicles, trucks, commercial transportation products and industrial equipment. The Company operates manufacturing and technical facilities in 50 locations in 14 countries serving customers in North America, South America, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.

Financial Information About Segments

     Incorporated herein by reference is Note 13 of the Notes to the Consolidated Financial Statements on pages 46 through 48 of the Company's Annual Report for the year ended December 31, 2001 (the "Company's Annual Report") filed as an exhibit to this report.

Narrative Description of Operating Segments

     The Company's products fall into five reportable operating segments:
Air/Fluid Systems, Cooling Systems, Morse TEC, TorqTransfer Systems and Transmission Systems. Net revenues by segment for the three years ended December 31, 2001, 2000 and 1999, are as follows (in millions of dollars):

Year ended December 31,
2001 2000 1999

Air/Fluid Systems        $    357.8     $    427.8     $    413.9
Cooling Systems               220.5          281.3          142.8
Morse TEC                     869.4          885.8          796.9
TorqTransfer Systems          500.1          526.7          563.3
Transmission Systems          428.8          437.5          413.4
Divested operations and
 businesses held for sale      18.0          132.9          178.0
Interbusiness eliminations    (43.0)         (46.1)         (49.7)
Net sales                $    2,351.6   $    2,645.9   $    2,458.6

     The sales information presented above excludes the sales by the Company's unconsolidated joint ventures. See "Joint Ventures." Such sales totaled approximately $300 million in 2001, $348 million in 2000 and $287 million in 1999. Divested operations and businesses held for sale includes the fuel systems business which was sold in April 2001, the HVAC business which was sold in 2000, and the forged powdered metal race business sold in 1999.

Air/Fluid Systems

     Air/Fluid Systems designs and manufactures sophisticated electro-mechanical, mechanical and electronic components and systems used for automated transmissions, fluid pumps, engine air intake modules, engine emission controls and actuation systems. Key products for transmission controls include single function solenoids, complex solenoids and multi-function modules. The Company also manufactures a wide variety of fluid pumps, including engine hydraulic pumps for variable cam timing and engine lubrication. Key products for engine air intake management include throttle bodies, intake manifolds, throttle position sensors and complete engine induction systems. The Company also designs and manufactures products to control emissions and improve gas mileage such as electric air pumps, air control valves and exhaust gas recirculation valves. These products are provided from facilities in the United States and France.

Cooling Systems

     Cooling Systems, the Company's newest segment, is a combination of the cooling systems businesses acquired from Eaton Corporation and the Schwitzer group, which was acquired as part of the Kuhlman Corporation acquisition in 1999. Cooling Systems is a global provider of engine cooling solutions. The group manufactures and markets air sensing fan drives that can be mechanically or electronically controlled, and also manufactures and markets polymer fans for engine cooling systems. Product features provide improved vehicle fuel economy and reduced engine emissions while minimizing parasitic horsepower loss. These advanced cooling systems products are manufactured by QS Quality Certified facilities in the U.S., Germany, U.K., Brazil, Korea and China. The Company is a leading global provider of such products, but competes with other large independent producers as well as divisions of its OEM customers. This business serves the global light, medium, and heavy vehicle markets, as well as selected off-highway applications.

Morse TEC

     Morse TEC manufactures chain and chain systems, including HY-VO(R) front-wheel drive ("FWD") transmission chain and four-wheel drive ("4WD") chain, MORSE GEMINI(R) Chain Systems, timing chain and timing chain systems, crankshaft and camshaft sprockets, chain tensioners and snubbers and turbochargers for passenger car and commercial vehicle applications. These products are provided from facilities in North America, South America, Europe and Asia.

     HY-VO(R) chain is used in transmissions and for 4WD transfer case applications. Transmission chain is used to transfer power from the engine to the transmission. The Company's MORSE GEMINI(R) Chain System emits significantly less chain pitch frequency noise than conventional transmission chain systems. The chain in a transfer case distributes power between the front and rear output shafts which, in turn, drive the front and rear wheels. The Company believes it is the world's leading manufacturer of chain for FWD transmissions and 4WD transfer cases.

     The Company's timing chain system is used on Ford's family of overhead cam engines, including the Duratech and Triton and new in-line 4 cylinder engines, as well as Chrysler's 2.7 liter, 3.7 liter and 4.7 liter overhead cam engines. The Company has been selected to provide timing systems for a number of Japanese and European applications. The Company believes that it is the world's leading manufacturer of timing chain systems.

     Morse TEC also provides turbochargers for passenger car, commercial vehicle and industrial applications for diesel and gasoline engine manufacturers in Europe, North America, South America and Asia. A turbocharger is a device designed to force additional intake air into the engine to create a cleaner and more powerful ignition. Benefits of turbocharging in both passenger car and commercial vehicle applications include greater power for a given engine size, improved fuel economy and significantly reduced emissions. The Company believes it is a leading manufacturer of turbochargers worldwide.

TorqTransfer Systems

     TorqTransfer Systems' products include 4WD and all-wheel drive transfer cases and torque management systems to transfer torque within the drivetrain for rear wheel drive and FWD based vehicles. The main focus is on electronically controlled torque management devices and systems. TorqTransfer Systems' products are manufactured in North America, Asia and Europe.

     Transfer cases are installed primarily on light trucks and sport-utility vehicles. A transfer case attaches to the transmission and distributes torque to the front and rear axles for 4WD, improving vehicle control during off-road use and in a variety of road conditions. The Company has designed and developed an exclusive 4WD TORQUE-ON-DEMAND(R) ("TOD") transfer case system, which allows vehicles to automatically shift from two-wheel drive to 4WD when electronic sensors indicate it is necessary. The TOD(R) transfer case is available on the Ford Explorer, the best selling sport-utility vehicle in the United States in 2000, 1999 and 1998, and the Ford Expedition, Lincoln Navigator, Isuzu Trooper and SsangYong Musso. In 2001, this technology was also adopted by Hyundai for its Terracan SUV, and will be launched on the Kia Sorento in 2002.

     Sales of 4WD transfer cases represented 20%, 19% and 22% of the Company's total revenues for 2001, 2000 and 1999, respectively. The Company believes it is the world's leading independent manufacturer of 4WD transfer cases, producing approximately one million transfer cases in 2001. The Company's largest customer of 4WD transfer cases is Ford Motor Company. The Company supplies the majority of the 4WD transfer cases for Ford, including those installed in the Ford Explorer, the Ford Expedition, the Ford F-150 and Ranger pick-up trucks, the Mercury Mountaineer and the Lincoln Navigator.

     Our newest four-wheel drive product is the INTERACTIVE TORQUE MANAGEMENT(TM) system. This product was introduced on the Acura MDX in 2000 and will be launched on the New Honda Pilot in 2002. This product uses electronically controlled clutches to distribute power to the individual rear wheels when traction is required. The Company is actively involved in developing this technology for new applications in both front wheel drive based crossover vehicles and passenger cars. A variant of this product, ITM 1,(TM) which features a single clutch pack in front of the rear axle differential, will be launched on the Hyundai Santa Fe in 2002.

Transmission Systems

     The Company engineers and manufactures components for automatic transmissions and the systems that combine such components in North America, Asia and Europe. Principal product lines include friction plates, one-way clutches, transmission bands and torque converter lock-up clutches for automatic transmissions. The Company is a supplier to virtually every major automatic transmission manufacturer in the world. The Company's 50%-owned joint venture in Japan, NSK-Warner Kabushiki Kaisha ("NSK-Warner"), is a leading producer of friction plates and one-way clutches in Japan.

Joint Ventures

     As of December 31, 2001, the Company had six joint ventures in which it has a less-than-100% ownership interest. Results from four of these ventures, in which the Company is the majority owner, are consolidated as part of the Company's results. The Company's ownership interest in NSK-Warner and Hitachi Warner is 50% each. This is reported using the equity method of accounting.

     Management of the unconsolidated joint ventures is shared with the Company's respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

                    Percentage               Fiscal
                    Owned by  Location       2001 Sales
               Year the  of   Joint Venture  ($ in
     Joint Venture  Products  Organized Company   Operation Partner   millions)
                                        <C.
Unconsolidated
NSK-Warner K.K      Friction products   1964 50%  Japan     Nippon Seiko K.K.   $300
Hitachi Warner
Turbo Systems, Ltd.      Turbochargers  2001  50% Japan     Hitachi   $    1
Consolidated
Borg-Warner Automotive
     Korea, Inc.         Friction products   1987 60%(a)    Korea     NSK Warner K.K.     $    57
Divgi-Warner Limited     Transfer cases, manual   1995 60%  India     Divgi Metalwares, Ltd.   $5
                         transmissions and
                         automatic locking hubs

Borg-Warner Shenglong    Fans, fan drives    1999 70%  ChinaNingbo Shenglong    $    5
     (Ningbo) Co. Ltd.                                      Group Co., Ltd.
TTS Beijing         Transfer cases 2000 80%  China     BAIC(b)   $    1

(a)  BorgWarner Inc. owns 50% of NSK-Warner,
giving the Company an effective ownership interest of 80%.
(b)  BAIC is Beijing Automotive Industry Corporation

     See Note 13 of the Notes to Consolidated Financial
Statements on pages 46 through 48 of the Company's Annual
 Report for geographic information.


Customers

     Approximately 77% of the Company's total sales in 2001 were to automotive OEMs, with the remaining 23% of the Company's sales to a diversified group of industrial, construction and agricultural vehicle manufacturers, auto part manufacturers and to distributors of automotive aftermarket and replacement parts.

     The Company's worldwide sales in 2001 to Ford, DaimlerChrysler Corporation and General Motors Corporation constituted approximately 30%, 21% and 12%, respectively, of its 2001 consolidated sales. Approximately 28% of consolidated sales for 2001 were outside the United States, including exports. However, a substantial portion of such sales were to foreign OEMs of vehicles that are, in turn, exported to the United States. See Note 13 of the Notes to Consolidated Financial Statements on pages 46 through 48 of the Company's Annual Report.

     The Company's automotive products are generally sold directly to OEMs substantially pursuant to either negotiated long term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon the production schedules of the OEMs. The Company ships its products directly from its plants to the OEMs.

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

Research and Development

     Each of the Company's operating segments has its own research and development ("R&D") organization. Four hundred and eighty-seven employees, including engineers, mechanics and technicians, are engaged in R&D activities at Company facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life testing and dynamometer laboratories.

     By working closely with the OEMs and anticipating their future product needs, the Company's R&D personnel conceive, design, develop and manufacture new proprietary automotive components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to obtain new orders from its OEM customers.

     Consistent with its strategy of developing technologically innovative products, the Company spent approximately $104.5 million, $112.0 million and $91.6 million in 2001, 2000 and 1999, respectively, on R&D activities. Not included in the reported R&D activities were customer-sponsored R&D activities that were approximately $20.0 million, $12.5 million and $9.4 million in 2001, 2000 and 1999, respectively.

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

     The competitive environment has changed dramatically over the past few years as the Company's traditional United States OEM customers, faced with intense international competition, have expanded their worldwide sourcing of components. As a result, the Company has experienced competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs and, in some cases, export subsidies and/or raw materials subsidies.

Employees

     As of December 31, 2001, the Company and its consolidated subsidiaries had approximately 13,000 salaried and hourly employees (as compared with approximately 14,000 employees at December 31, 2000), of which approximately 8,100 were U.S. employees. Approximately 40% of the Company's domestic hourly workers are unionized. The hourly workers at the Company's European facilities are also unionized. The Company believes its present relations with employees to be satisfactory.

Raw Materials

     Each of the Company's operating segments believes that its supplies of raw materials for manufacturing requirements in 2002 are adequate and are available from multiple sources. It is common, however, for customers to require their prior approval before certain raw materials or components can be used, thereby reducing sources of supply that would otherwise be available. Manufacturing operations for each of the Company's operating segments are dependent upon natural gas, fuel oil, propane and electricity.

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

     The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its financial position or future operating results, although no assurance can be given in this regard. Capital expenditures and expenses in 2001 attributable to compliance with such legislation were not material.

     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may presently be liable for the cost of cleanup and other remedial activities at 43 such sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

     Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities in the aggregate amount of approximately $25.5 million at December 31, 2001. The Company expects this amount to be expended over the next three to five years.

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

     The Company has been working with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate the extent of the contamination. The investigation has revealed the presence of PCBs in portions
of the soil at the plant and neighboring areas.   In mid 2001, Kuhlman Electric
Corporation and others, including the Company, were sued by 26 plaintiffs in several lawsuits, which claim personal and property damage. The Company has moved to be dismissed from theses lawsuits.

     The Company has filed a lawsuit against Kuhlman Electric seeking a declaration of the scope of the Company's contractual indemnity. The Company believes that the reserve for environmental liabilities is sufficient to cover any liability associated with this matter.

Executive Officers

     Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 8, 2002.

     Name Age            Position With Company

     John F. Fiedler          63   Chairman and Chief Executive Officer
     Timothy M. Manganello    52   President and Chief Operating Officer
     George E. Strickler      54   Executive Vice President and Chief Financial
                               Officer
     William C. Cline         52   Vice President
     Kimberly Dickens         40   Vice President
     Gary P. Fukayama         54   Executive Vice President
     Laurene H. Horiszny      46   Vice President
     John A. Kalina           56   Vice President
     John J. McGill           47   Vice President
     Jeffrey L. Obermayer     46   Vice President
     Ronald M. Ruzic          63   Executive Vice President
     Robert D. Welding        53   Executive Vice President
     F. Lee Wilson            47   Vice President
     Roger Wood               39   Vice President

     Mr. Fiedler has been Chairman of the Board of Directors since March 1996 and has been Chief Executive Officer of the Company since January 1995. He was President from June 1994 to March 1996. Mr. Fiedler is the spouse of Geraldine Kinsella, who retired as Vice President, Human Resources of the Company effective February 28, 2002.

     Mr. Manganello was recently named President and Chief Operating Officer of the Company. He was Executive Vice President from June 2001 until February, 2002. He was Vice President of the Company from February 1999 to June 2001 and President and General Manager of BorgWarner TorqTransfer Systems Inc. from February 1999 until February 2001. He was Vice President, Operations of BorgWarner TorqTransfer Systems Inc., Muncie Plant from December 1995 until January 1999.

     Mr. Strickler has been Executive Vice President and Chief Financial Officer of the Company since March 2001. He was Executive Vice President and Chief Financial Officer of Lake West Group, a retail consulting firm, from December 1999 to March 2001. He was Corporate Vice President of Goodyear Tire & Rubber Co. and Vice President-Finance of the North America Tire Division from 1996 to September 1999.

     Mr. Cline has been Vice President and Controller of the Company since May 1993.

     Ms. Dickens was recently named Vice President, Human Resources of the Company. She was Vice President, Human Resources, BorgWarner Transmission Systems Inc. from June 1999 until February 2002. She was Manager, Human Resources, of BorgWarner Transmission Systems Inc.'s Bellwood Plant from June 1994 until June 1999.

     Mr. Fukayama has been Executive Vice President of the Company since November 1992. He has been Group President of BorgWarner Air/Fluid Systems Inc. since May 1996. He was President and General Manager of BorgWarner Transmission Systems Inc. from January 1995 to April 1996.

     Ms. Horiszny has been Vice President, Secretary and General Counsel of the Company since May 1993.

     Mr. Kalina has been Vice President, Chief Information Officer of the Company since January 1999. He was an Executive IT Consultant for IBM from August 1997 until January 1999 and was Chief Information Officer for Walbro Corporation from September 1995 until December 1996.
          Mr. McGill has been Vice President of the Company and President and General Manager of BorgWarner Cooling Systems Inc. since October 1999. He was General Manager of Eaton's Fluid Power Division from January 1998 to
October 1999. He was General Manager of Eaton's Torque Control Products from April 1996 to January 1998 and was Operations Manager of Eaton's Engine Components Division from April 1994 to April 1996.

     Mr. Obermayer has been Vice President and Treasurer of the Company since December 1999. He was Acting Treasurer from June 1999 until December 1999 and Vice President, Finance & Business Development--BorgWarner Transmission Systems Inc. from April 1999 until December 1999. He was Vice President and Controller of BorgWarner Transmission Systems Inc. from October 1996 until April 1999 and was Director, Financial Planning & Investments of the Company from January 1994 until September 1996.

     Mr. Ruzic has been Executive Vice President of the Company and Group President of BorgWarner Morse TEC Inc. since October 1992, Chairman of 3K-Warner Turbosystems since September 1998 and Vice Chairman of AG Kuhnle since September 1997.

     Mr. Welding has been Executive Vice President of the Company since November 1999 and has been President of BorgWarner Transmission Systems Inc. since May 1996. He was Vice President of the Company from May 1996 until October 1999 and was Vice President--Operations of BorgWarner Transmission Systems Inc., Bellwood Plant, from November 1993 to May 1996.

     Mr. Wilson has been Vice President of the Company and President and General Manager of BorgWarner Turbo Systems Inc. since January 2000. He was a Director for Allied Signal Aerospace (n/k/a Honeywell) for various product lines from October 1997 to December 1999. From January 1996 until September 1997, he was Product Director-Commercial Diesel Turbochargers Worldwide for Allied Signal Aerospace.

     Mr. Wood has been Vice President of the Company and President of BorgWarner Morse TEC Inc. since January 2001. He was Vice President of Business Development of BorgWarner TorqTransfer Systems Inc. from September 1999 to January 2001. From January 1999 until September 1999, he was Vice President--Operations, Transmission Components of BorgWarner Morse TEC Inc. and from January 1996 until December 1998, he was Vice President--Operations, Engine Timing Components of BorgWarner Morse TEC Inc.

Item 2.  Properties

     As of December 31, 2001, the Company had 43 manufacturing facilities strategically located throughout the United States and worldwide. In addition to its domestic manufacturing facilities, the Company has four facilities in Germany, three facilities in Japan and India, two facilities in each of China, England, Korea and Brazil and one facility in each of Canada, Hungary, Italy, Mexico, Wales, France and Taiwan. The Company also has several sales offices, warehouses and technical centers. The Company's executive offices, which are leased, are located in Chicago, Illinois. In general, the Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

     The following is additional information concerning the headquarters and the major manufacturing plants operated by the Company and its consolidated subsidiaries. Unless otherwise noted, these plants are owned by the Company.

                                             2001
                                             Percent of
                                             Capacity
                                             Utilization
                                             Locations (1)(2)

     Air/Fluid Systems                       75.0%

     Headquarters: Warren, Michigan
     Dixon, Illinois;  Rothbury, Michigan; Spring Lake, Michigan;
     Sallisaw, Oklahoma; Tulle, France; Water Valley, Mississippi

     Cooling Systems                         69.3%

     Headquarters: Marshall, Michigan
     Bradford, England (leased); Cadillac, Michigan; Markdorf, Germany; Changwon, South Korea (leased); Fletcher, North Carolina; Gainesville, Georgia (leased); Ningbo,China; Sao Jose dos
     Campos, Brazil (leased); Chennai, India

     Morse TEC                               96.6%

     Headquarters: Ithaca, New York; Kirchheimbolanden, Germany
     Arcore, Italy; Asheville, North Carolina; Bradford, England; Campinas Sao Paolo, Brazil;
     Guadalajara, Mexico; Cortland, New York; Ithaca, New York; Nabari City, Japan; Oroszlany, Hungary; Simcoe, Ontario, Canada; Tainan Shien, Taiwan

     TorqTransfer Systems                     93.1%

     Headquarters: Sterling Heights, Michigan (leased)
     Livonia, Michigan; Longview, Texas (leased); Margam, Wales; Muncie, Indiana; Pune, India (60% JV); Seneca, South Carolina; Sirsi, India (60%
     JV); Beijing, China (80% JV)

     Transmission Systems                    109.9%

     Headquarters: Lombard, Illinois (leased)
     Bellwood, Illinois; Eumsung, Korea (80% JV); Frankfort, Illinois; Heidelberg,Germany; Ketsch, Germany; Sterling Heights, Michigan (leased)

(1) The figure shown in each case is a weighted average of the percentage utilization of each major plant within the category, with an individual plant weighted in proportion to the number of employees employed when such plant runs at 100% capacity. With the exception of the Company's Bellwood, Illinois plant, capacity utilization at the 100% level is defined as operating five days per week, with two eight-hour shifts per day and normal vacation hours. Capacity utilization at the 100% level at the Company's Bellwood, Illinois plant is defined as operating five days per week, with three eight-hour shifts per day and normal vacation hours.

(2)  The table excludes joint ventures owned 50% or less.

Item 3.  Legal Proceedings

     There have been no significant developments in the legal proceedings disclosed in the Company's Form 10-Q for the quarter ended March 31, 2001. The Company is presently, and is from time to time, subject to other claims and suits arising in the ordinary course of its business. In certain such actions, plaintiffs request punitive or other damages that may not be covered by insurance. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles in the U.S. These provisions include both legal fees and possible outcomes of legal proceedings.

     It is the opinion of the Company that the various asserted claims and litigation in which the Company is currently involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such claim or litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders of the Company during the fourth quarter of 2001.

                                       PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company's Common Stock is listed for trading on the New York Stock Exchange. As of March 8, 2002, there were approximately 3,150 holders of record of Common Stock.

     The Company has paid cash dividends of $0.15 per share on its Common Stock during each quarter for the last two fiscal years. While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.

     High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 2000 and 2001 were:

Quarter ended            High           Low

March 31, 2000           $    39.437    $    30.062
June 30, 2000            $    44.125    $    35.125
September 30, 2000       $    37.000    $    31.562
December 31, 2000        $    40.000    $    33.000
March 31, 2001           $    45.800    $    38.900
June 30, 2001            $    49.620    $    39.600
September 30, 2001       $    54.500    $    36.490
December 31, 2001        $    52.250    $    39.880

Item 6.  Selected Financial Data

     The Selected Financial Data for the five years ended December 31, 2001 with respect to the following line items set forth on page 50 of the Company's Annual Report is incorporated herein by reference and made a part of this report: net sales; net earnings; net earnings per share; total assets; total debt; and cash dividend declared per share. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 23 through 30 in the Company's Annual Report are incorporated herein by reference and made a part of this report.

Item 7a.  Market Risk Disclosure

     Information with respect to interest rate risk and foreign currency exchange risk is contained on page 30 of the Company's Annual Report and is incorporated herein by reference. Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note 6 of the Notes to Consolidated Financial Statements on page 40 of the Company's Annual Report and is incorporated herein by reference. Information with respect to the Company's level of business outside the United States which is subject to foreign currency exchange rate market risk is contained in Note 13 of the Notes to Consolidated Financial Statements on page 48 under the caption "Geographic Information" and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The Consolidated Financial Statements (including the notes thereto, except as noted below) of the Company and the Independent Auditors' Report as set forth on pages 31 through 50 in the Company's Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2001 and 2000 is set forth on page 49 of the Company's Annual Report. For a list of financial statements filed as part of this report, see
Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" beginning on page 14.

Footnote 14 - New Accounting Pronouncements (unaudited)

     The Company is finalizing its assessment of the transitional provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Based upon the assessment of the fair values of each if its reporting units, the Company anticipates that it will record a charge of $250 to $280 million, net of tax, in the first quarter of 2002, to adjust the carrying value of goodwill in the Cooling Systems and Air/Fluid Systems businesses. The charge will be classified as a cumultive effect of a change in accounting principle.


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

Item 11.  Executive Compensation

     Information with respect to compensation of executive officers and directors of the Company under the captions "Compensation of Directors" on page 4 of the Company's Proxy Statement and "Executive Compensation," "Stock Options," "Long-Term Incentive Plans," and "Employment Agreements" on pages 6 through 9 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.

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

Item 13. Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions under the caption "Certain Relationships and Related Transactions" on page 15 of the Company's Proxy Statement is incorporated herein by reference and made a part of this report.



                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports On Form 8-K

     (a) 1. The following consolidated financial statements of the Company on pages 31 through 50 of the Company's Annual Report are incorporated herein by reference:

     Independent Auditors' Report

     Consolidated Statements of Operations--years ended December 31, 2001, 2000 and 1999

     Consolidated Balance Sheets--December 31, 2001 and 2000

     Consolidated Statements of Cash Flows--years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Stockholders' Equity--years ended December 31, 2001, 2000 and 1999

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

     BORGWARNER INC.

     By: /s/   John F. Fiedler
               John F. Fiedler
               Chairman and Chief Executive Officer

     Date: March 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of March, 2002.

Signature Title

/s/ John F. Fiedler      Chairman of the Board of Directors and Chief
John F. Fiedler          Executive Officer (Principal Executive Officer)

/s/ Timothy M. ManganelloPresident and Chief Operating Officer
Timothy M. Manganello

/s/ George E. Strickler Executive Vice President and Chief Financial Officer George E. Strickler (Principal Financial Officer)

/s/ William C. Cline     Vice President and Controller
Willim C. Cline          (Principal Accounting Officer)

/s/ Phyllis O. Bonanno   Director
Phyllis O. Bonanno

/s/ Andrew F. Brimmer    Director
Andrew F. Brimmer

/s/ William E. Butler    Director
William E. Butler

/s/ Jere A. Drummond     Director
Jere A. Drummond

/s/ Paul E. Glaske       Director
Paul E. Glaske

/s/ Ivan W. Gorr         Director
Ivan W. Gorr

/s/ Alexis P. Michas     Director
Alexis P. Michas

/s/ John Rau             Director
John Rau

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

*10.2 First Amendment, dated as of August 3, 2000 to the Credit Agreement, dated as of July 21, 2000 among BorgWarner Inc., as Borrower, the Several Lenders From Time to Time Party Thereto, The Chase Manhattan Bank, as Administrative Agent for the Lenders, Chase Securities Inc. and Banc of America Securities LLC, as Co-Arranger, Bank of America, N.A., as Syndication Agent and Bank One, N.A. as Documentation Agent.

*10.3 Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 33-64934).
Exhibit
Number    Document Description

*10.4 Tax Sharing Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 33-64934).

+*10.5 Borg-Warner Automotive, Inc. Management Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.6 to Registration Statement No. 33-64934).
+10.6     BorgWarner Inc. 1993 Stock Incentive Plan as amended.

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

*10.11 Third Amendment dated as of December 20, 2000 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.12 Fourth Amendment dated as of April 13, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998.

10.13 Fifth Amendment dated as of July 25, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998.

10.14 Sixth Amendment dated as of December 22, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998.
Exhibit
Number    Document Description

+*10.15 Borg-Warner Automotive, Inc. Transitional Income Guidelines for Executive Officers amended as of May 1, 1989 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

+*10.16 Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (incorporated by reference to Exhibit No. 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1993).

+*10.17   BorgWarner Inc. 1993 Stock Incentive Plan, as amended.

+*10.18 Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (incorporated by reference to Exhibit No. 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

+*10.19 Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27, 1993 as further amended and restated effective as of April 1, 1994 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

+*10.20   Borg-Warner Automotive, Inc. Deferred Compensation Plan dated
          January 1, 1994 (incorporated by reference to Exhibit No. 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31,
          1993).

+*10.21 Form of Employment Agreement for John F. Fiedler (incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

+*10.22 Amended Form of Employment Agreement for John F. Fiedler dated January 27, 1998 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31,
          1997).

+*10.23 Addendum to Employment Agreement between BorgWarner Inc. and John F. Fiedler dated November 8, 2000 (incorporated by reference to Exhibit No. 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

+*10.24 Form of Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30,
          1997).

+*10.25 Amendment to the Change of Control Employment Agreement between the Company and John F. Fiedler dated effective January 30, 1998 (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

*10.26 Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

Exhibit
Number    Document Description

*10.27 Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.23 of the Company's Form 10-K for the year ended December 31, 1998).

+*10.28 Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Appendix B of the Company's Proxy Statement dated March 22, 2000).

*10.29 Agreement of Purchase and Sale dated as of May 31, 1996 by and among Coltec Industries Inc., Holley Automotive Group, Ltd., Holley Automotive Inc., Coltec Automotive Inc., and Holley Automotive Systems GmbH and Borg-Warner Automotive, Inc., Borg-Warner Automotive Air/Fluid Systems Corporation and Borg-Warner Automotive Air/Fluid Systems Corporation of Michigan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated as of June 17, 1996).

*10.30 Agreement and Plan of Merger dated as of December 17, 1998 by and between Borg-Warner Automotive, Inc., BWA Merger Corp. and Kuhlman Corporation (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated as of December 21, 1998).

*10.31 Asset Purchase Agreement dated as of August 2, 1999 among Eaton Corporation, the Seller Subsidiaries, Borg-Warner Automotive, Inc. and the Buyer Subsidiaries (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1999).

13.1 Annual Report to Stockholders for the year ended December 31, 2001 with manually signed Independent Auditors' Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).

21.1 Subsidiaries of the Company.

23.1 Independent Auditors' Consent.

99.1 Cautionary Statements.


*    Incorporated by reference.
+ Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).