Form 10-Q
period 2002-03-31
BORGWARNER INC
filed 2002-05-14
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                         For the Quarter ended March 31, 2002

                           Commission file number: 1-12162


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

On March 31, 2002 the registrant had 26,539,868 shares of Common Stock outstanding.






BORGWARNER INC.
                                      FORM 10-Q
                          THREE MONTHS ENDED MARCH 31, 2002

                                        INDEX
Page No.

PART I.   Financial Information

     Item 1.   Financial Statements

          Introduction                                        2

          Condensed Consolidated Balance Sheets at
               March 31, 2002 and December 31, 2001           3

          Consolidated Statements of Operations for the three
               months ended March 31, 2002 and 2001           4

          Consolidated Statements of Cash Flows for the three
               months ended March 31, 2002 and 2001           5

          Notes to the Consolidated Financial Statements      6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations      13

     Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risks                      17

PART II.  Other Information

     Item 1.   Legal Proceedings                            18

     Item 6.   Exhibits and Reports on Form 8-K             18

SIGNATURES                                                  19

     BORGWARNER INC.
     FORM 10-Q
     THREE MONTHS ENDED MARCH 31, 2002

     PART I.

     ITEM 1.


BorgWarner Inc. and Consolidated Subsidiaries'
Financial Statements


The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    (millions of dollars except share data)

                                   March 31, December 31,
                                   2002          2001
ASSETS
Cash and cash equivalents               $ 21.7           $  32.9
Receivables                              249.9             203.7
Inventories                              143.5             143.8
Deferred income tax asset                23.6               23.6
Investments in businesses held for sale  11.9               12.2
Prepayments and other current assets     25.3               25.1
                                        -------             -------
        Total current assets              475.9            441.3
Property, plant, and equipment at cost  1,382.9           1,347.7
Less accumulated depreciation             554.9             509.5
                                        -------             ------
        Net property, plant and equipment 828.0             838.2
Investments and advances                  132.2             137.4
Goodwill, net                             813.9           1,160.6
Deferred income tax asset                  64.4              5.7
Other non-current assets                   190.3            187.7
                                        ---------           -------
        Total other assets               1,200.8           1,491.4
                                        ---------           -------
                                        $2,504.7           $2,770.9
                                        =========         ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                           $  53.8        $  35.6
Accounts payable and accrued expenses     424.9          410.6
Income taxes payable                       22.8             8.8
                                        ---------      ----------
        Total current liabilities         501.5           455.0
Long-term debt                            643.2           701.4
Long-term retirement-related liabilities  392.9             393.0
Other long-term liabilities                108.0            105.9
                                        ---------        ---------
        Total long-term liabilities       500.9             498.9
Minority Interest                          8.5              11.4
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued         --            --
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued shares of
      27,106,324 in 2002 and outstanding
      shares of 26,539,868 in 2002           0.3       0.3
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; none issued
      and outstanding in 2002                --           --
Capital in excess of par value               720.8          715.7
Retained earnings                            229.3          470.9
Management shareholder notes                 (2.0)          (2.0)
Accumulated other comprehensive income       (75.1)         (53.1)
Common stock held in treasury, at cost:
     559,481 shares in 2002                  (22.7)       (27.6)
                                             -------    -----------
        Total stockholders' equity           850.6      1,104.2
                                             --------   -----------
                                             $2,504.7   $2,770.9
                                             =========  ===========

     See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                                   Three Months Ended
                                   March 31,
                                   2002         2001
Net sales                          $ 633.9   $ 606.8
Cost of sales                        481.2     471.1
Depreciation                          27.0      27.0
Selling, general and
 administrative expenses              70.5      55.6
Minority interest                      1.5       0.7
Goodwill amortization                    -      10.6
Equity in affiliate earnings, net of tax  and
    other income                      (3.9)     (4.5)
                                     ------- - ------
Earnings before interest expense, finance
          charges and income taxes     57.6     46.3
Interest expense and finance charges    9.8     12.8
                                       -----   -------
        Earnings before income taxes    47.8     33.5
Provision for income taxes              16.3     12.4
     Net earnings before cumulative
           effect of accounting change  31.5     21.1
Cumulative effect of change in accounting principle,
      net of tax                        (269.0)   -
     Net earnings/(loss)               $(237.5) $ 21.1
                                        ======= ========

Net earnings/(loss) per share - Basic

        Net earnings per share before cumulative effect
           of accounting change         $  1.19  $   0.80
        Cumulative effect of accoun-
          ting change                   $(10.16) $   -
                                        ========= =========
        Net earnings/(loss) per share   $ (8.97)  $  0.80
                                        ========= =========

Net earnings/(loss) per share - Diluted

        Net earnings per share before cumulative effect
           of accounting change         $  1.18    $  0.80
                                        =========   =========
        Cumulative effect of accounting
          change                        $(10.08)    $   -
                                        ========== ===========
        Net earnings/(loss) per share   $ (8.90)    $  0.80
                                        =========== ===========
Average shares outstanding (thousands)
Basic                                   26,486         26,256
          Diluted                       26,697         26,384

Dividends declared per share            $   0.15       $ 0.15


See accompanying Notes to Consolidated Financial Statements






BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (millions of dollars)

                                        Three Months Ended
                                        March 31,
                                        2002     2001
Operating
Net earnings/(loss)                     $(237.5)  $ 21.1
Non-cash charges to operations:
   Depreciation                           27.0      27.0
   Goodwill amortization                     -      10.6
   Cumulative effect of change in accounting
     principle, net of tax                269.0     -
   Employee retirement benefits              4.0    -
   Other, principally equity in affiliate earnings,
     net of tax                             (3.3)   (4.0)
                                          -------  --------
     Net earnings adjusted for non-
      cash charges                         59.2      54.7
Changes in assets and liabilities, net of effects of
     acquisitions and divestitures:
     Increase in receivables              (48.4)    (37.5)
   (Increase) decrease in inventories      (0.5)      6.1
     Increase in prepayments and other
      current assets                       (0.5)     (3.8)
     Increase (decrease) in accounts
      payable and accrued expenses         16.4      (35.4)
   Increase in income taxes payable        14.1        25.2
   Net change in other long-term assets
     and liabilities                       (15.8)      (7.4)
                                           -------   -------
   Net cash provided by operating
     activities                             24.5       1.9
Investing
Capital expenditures                        (26.1)     (17.2)
Net proceeds from asset disposals            7.0       4.0
Tax refunds from divestitures                20.5        -
                                            -------   --------
Net cash provided by (used in)
 investing activities                        1.4       (13.2)
Financing
Net increase in notes payable                 18.7     4.8
Additions to long-term debt                   0.4      13.7
Reductions in long-term debt                 (57.5)    (11.5)
Proceeds from stock options exercised         4.5      2.3
Dividends paid                                (4.1)    (4.0)
                                            -------- ---------
     Net cash (used in) provided by
      financing activities                     (38.0)  5.3
Effect of exchange rate changes on cash
     and cash equivalents                        0.9   0.1
                                               -------- ---------
Net decrease in cash and cash equivalents        (11.2) (5.9)
Cash and cash equivalents at beginning
 of period                                       32.9  21.4
                                               -------- ---------
Cash and cash equivalents at end
  of period                                      $ 21.7 $ 15.5
                                                 ======== ========
Supplemental Cash Flow Information
Net cash paid (received) during the period for:
   Interest                                      $  11.5 $ 14.0
   Income taxes                                    (29.1)   6.3
Non-cash financing transactions:
     Issuance of common stock for Executive Stock
       Performance Plan                             1.5     1.0

See accompanying Notes to Consolidated Financial Statements


BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Research and development costs charged to expense for the three months ended March 31, 2002 and 2001 were $29.6 million and $27.4 million, respectively.
(2) Inventories consisted of the following (millions of dollars):

                                   March 31,  December 31,
                                   2002          2001

      Raw materials                $    65.2  $    69.7
      Work in progress                  55.9       44.5
      Finished goods                    22.4       29.6
                                        ------   --------
  Total inventories                $   143.5  $   143.8
                                        ======   =========

(3) The Company has a 50% interest in NSK-Warner K.K. (NSK-Warner), a joint venture based in Japan that manufactures automatic transmission components and systems. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

The Company's investment in NSK-Warner was $124.1 million at March 31, 2002 and $128.8 million at December 31, 2001.

Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of March 31, 2002 and March 31, 2001 and statement of income data is presented for the three and twelve months ended March 31, 2002 and 2001. The Company's results include its share of NSK-Warner's results for the three months ended February 28, 2002 and February 28, 2001.

                                   March 31,  March 31,
                                   2002      2001
                                   (in millions)
Balance Sheet
Current assets                     $ 145.0   $ 147.6
Non-current assets                 137.0     151.7
Current liabilities                81.4      94.3
Non-current liabilities            6.6       5.5

The equity as of March 31, 2002 and 2001 was $188.9 million and $196.7 million, respectively.

                              Three Months Ended
                              March 31,
                              2002          2001
                              (in millions)
Net sales                     $ 71.6    $ 80.1
Gross profit                    16.2    16.3
Net income                      10.7    5.9

                              Twelve Months Ended
                              March 31,
                              2002          2001
                              (in millions)
Net sales                     $ 285.2   $ 333.6
Gross profit                     59.6   72.8
Net income                       27.9   29.6

(4) The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2002 differed from the U.S. statutory rate primarily due to a)state income taxes, b)foreign rates which differ from those in the U.S., c)realization of certain business tax credits, including foreign tax credits and research and development credits and d)other non-deductible expenses, such as goodwill. In 2002, the Company completed a change in the ownership structure of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Company's foreign operations. The Company expects its effective tax rate for 2002 to be 34%.

(5) Following is a summary of notes payable and long-term debt:

                         March 31, 2002     December 31,2001
                         Current    Long-Term     Current   Long-Term
DEBT                    (millions of dollars)

Bank borrowings          $  49.0    $  49.1       $  30.6   $  69.4
Term loans due through 2011
 (at an average rate of 3.1% at
 March, 2002 and 3.0% at
  December, 2001)             4.8       30.7      5.0       31.2
7% Senior Notes due 2006,
 net of unamortized discount
 ($100 converted to floating rate
 of 3.2% by interest rate swap) -       141.8     -         141.8
6.5% Senior Notes due 2009,
 net of unamortized discount
 ($25 converted to floating rate
 of 2.8% by interest rate swap)    -    164.8     -         164.7
8% Senior Notes due 2019,
net of unamortized discount        -    134.2     -         134.2
7.125% Senior Notes due 2029,
 net of unamortized discount       -    122.4     -         159.9
Capital lease liability            -     0.2      -         0.2
                                ------  -------  --------  ---------
Total notes payable and
   long-term debt                  53.8 643.2     35.6      701.4
                               ======== ======== ========= =========

The Company has a revolving credit facility which provides for borrowings up to $350 million through July, 2005. At March 31, 2002, the Company had $6.5 million of obligations under standby letters of credit. At December 31, 2001, $20.0 million of borrowings under the facility were outstanding in addition to $6.5 million of obligations under standby letters of credit.

The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional indebtedness.

The Company has entered into interest rate swaps to manage interest rate risk. A summary of these instruments outstanding at March 31, 2002 follows (currency in millions):

                              Notional  Interest rates(b)   Floating interest
               Hedge Type      Amount   Receive    Pay      rate basis
Interest Rate Swaps(a)

Fixed to floating   Fair value  $100      7.0%   3.2%    6 month LIBOR+.98%
438: Fixed to floating Fair value  $25  6.5%  2.8%  6 month LIBOR+.45%

 a) The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary.
 b) Interest rates are as of March 31, 2002.

 There is no income statement impact due to changes in the fair value of these interest rate swaps.

(6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (PRPs) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 43 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at March 31, 2002 of approximately $24.5 million. The Company expects this amount to be expended over the next three to five years.

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

The Company has been working with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate the extent of the contamination. The investigation has revealed the presence of PCBs in portions of the soil at the plant and neighboring areas. Kuhlman Electric and others, including the Company, have been sued in several related lawsuits, which claim personal and property damage. The Company has moved to be dismissed from some of these lawsuits.

The Company's lawsuit against Kuhlman Electric seeking declaration of the scope of the Company's contractual indemnity has been amicably resolved and dismissed.
The Company believes that the reserve for environmental liabilities is sufficient to cover any potential liability associated with these matters.

(7) Comprehensive income (loss) is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, this includes foreign currency translation adjustments, changes in the minimum pension liability adjustments and net earnings. The amounts presented as other comprehensive income (loss), net of related taxes, are added to net income resulting in comprehensive income (loss).

The following summarizes the components of other comprehensive income (loss) on a pretax and after-tax basis for the periods ended March 31,

(in millions)                               Three Months Ended
                                           2002        2001
                                        Income                   Income
                                        Tax       After-         Tax       After-
                              Pretax    Effect    tax  Pretax    Effect    tax
Foreign currency
 translation adjustments      $(25.2)   $ 3.2  $(22.0) $(3.2)   $ 1.2      $(2.0)
Net income as reported                         (237.5)                     21.1
                                               --------                    ------
Total comprehensive income (loss)             $(259.5)                     $19.1
                                              ========                     =======

The components of accumulated other comprehensive income (loss),net of tax, in the Consolidated Balance Sheets are as follows:

(in millions)                                March 31,  December 31,
                                                  2002    2001
 Foreign currency translation adjustments         $ (56.2)  $ (34.2)
 Minimum pension liability adjustment               (18.9)    (18.9)
                                                  --------  ---------
Total comprehensive income (loss)                 $ (75.1)  $ (53.1)
                                                  ========= ===========

The following tables show sales, earnings before interest and taxes and total assets for each of the Company's five reportable business segments (in millions of dollars).

                                                  Sales
                              Three Months  Ended March 31,
                              2002                     2001
                         Inter-                        Inter-
               Customer  segment   Net       Customer  segment   Net
Air/Fluid Systems $97.1  $3.0      $100.1    $89.0     $ 1.9     $ 90.9
Cooling Systems    53.2    -         53.2    58.2        0.1       58.3
Morse TEC         234.9   6.2       241.1    215.2       5.4      220.6
TorqTransfer Systems136.2  0.6     136.8     125.1       0.3      125.4
Transmissions Systems112.5 3.3     115.8     101.3       2.7      104.0
Divested Operations    -    -           -    18.0           -      18.0
Inter-segment
 eliminations          -  (13.1)   (13.1)       -      (10.4)    (10.4)
                    ----- -------  -------   -------   --------   -------
Consolidated        $633.9  $-     $633.9    $606.8      $ -     $606.8
                    ======= ======= ======= ========   ========  =========


                                   Interest & Taxes
                                   Three Months Ended
                           March 31,              2001 As
                         2002      2001           Adjusted
Air/Fluid Systems        $  7.4    $  3.0         $  4.6
Cooling Systems             5.4       2.0            6.5
Morse TEC                  34.9      27.8           31.1
TorqTransfer Systems        6.9       4.0            4.0
Transmission Systems       13.9      12.0           13.4
Divested operations         0.0      (0.2)          (0.2)
                           ------    --------    ----------
Total                      68.5       48.6          59.4
Corporate, including
  equity in affiliates     (10.9)       (2.3)       (2.3)
                           -------    --------    --------
EBIT                       $ 57.6     $ 46.3      $ 57.1
                            ========= ========== ==========

The 2001 as adjusted column shows the 2001
 reported EBIT by segment, excluding goodwill amortization. This is to be comparable to the 2002 presentation, which requires that goodwill not be amortized.

                              Total Assets
                     March 31,          December 31,
                      2002                2001
Air/Fluid Systems   $  313.0            $  382.1
Cooling Systems        236.7               510.1
Morse TEC            1,086.9             1,066.4
TorqTransfer Systems   306.7               266.6
Transmission Systems   361.1               359.6
                    ----------          ----------
     Total           2,304.4            2,584.8
Corporate, including
 equity in affiliates   197.1             186.1
                      ---------          ---------
Consolidated          $2,501.5          $2,770.9
                     ============       ===========

(9) Other non-recurring charges of $28.4 million were incurred in the fourth quarter of 2001. These charges primarily include adjustments to the carrying value of certain assets and liabilities related to businesses acquired and disposed of over the past three years. These charges are primarily non-employee related exit costs for certain non-production facilities the Company has previously sold or no longer needs and non-recurring product quality related charges. The 2001 non-recurring charges include $8.4 million of environmental remediation costs related to sold businesses and $12 million of product quality costs for issues with products that were sold by acquired businesses prior to acquisition, all of which have been fixed in the currently produced products.
Of the $28.4 million of pretax charges, $5.0 million represents non-cash charges. Approximately $3.3 million was spent in 2001, $8.4 million was transferred to environmental reserves in 2001, $1.0 million was spent in the three months ended March 31, 2002, and the remaining $10.7 million is expected to be spent over the next two years. The Company expects to fund the total cash outlay of these actions with cash flow from operations.

The roll-forward for the balance of the other exit costs and non-recurring charges are detailed in the following table.

Other Exit Costs and
Non-Recurring
Charges
in millions of dollars)
Balance, December 31, 2001    $ 11.7
Incurred                         1.0
                              -------
Balance, March 31, 2002       $ 10.7
                              ========


(10) In April 2001, the Company completed the sale of its fuel systems business to an investor group led by TMB Industries, a private equity group. The transaction did not have a significant impact on the Company's results of operations, financial condition or cash flows.
(11) The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables, up to a maximum of $120 million. During the three months ended March 31, 2002, the amount of receivables sold ranged from $118 million to $120 million. There are no gains or losses booked as a result of these transactions. At March 31, 2002, the Company had sold $120 million of receivables under a $122.4 million Receivables Transfer Agreement for face value without recourse.
(12) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 142 also requires that, upon adoption, goodwill be allocated to the Company's reporting units and a two-step impairment analysis be performed.

The Company adopted SFAS No. 142 effective January 1, 2002. Under the transitional provisions of the SFAS, the Company allocated goodwill to its reporting units and performed the two-step impairment analysis. The fair value of the Company's businesses used in determination of the goodwill impairment was computed using the expected present value of associated future cash flows. As a result of this analysis, the Company determined that goodwill associated with its Cooling Systems and Air/Fluid Systems operating businesses was impaired due to fundamental changes in their served markets, particularly the medium and heavy truck markets, and weakness at a major customer. As a result a charge of $269 million, net of taxes of $76 million, was recorded. The impairment loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. The changes in the carrying amount of goodwill (in millions of dollars) for the quarter ended March 31, 2002, are as follows:




                                                                  Torq-
                    Air/Fluid Cooling   Morse     Transmission  Transfer
                    Systems    Systems  TEC       Systems       Systems       Total

Balance at 12/31/2001 $228.9  $417.3    $385.4    $129.0         $0.0    $1,160.6
Translation adjustments(0.1)  (0.5)     (1.1)                                (1.7)
Change in accounting
    principle         (73.5)  (271.5)     -          -               -     (345.0)
                      ------  -------   --------  --------      -------   ---------
Balance at 3/31/2002  $155.3  $145.3    $384.3    $129.0         $0.0      $813.9
                     ======== ========= ======== ==========     ======= =========


Also as a result of the adoption of SFAS 142, the Company did not amortize goodwill in 2002. The following table provides adjusted net income and earnings per share data for the quarters ended March 31, 2002 and 2001 as if goodwill had not been amortized during these periods:

                                   For the Quarter Ended March 31,
                                             2002         2001
(in millions of dollars)
Reported net earnings before cumulative
   effect of change in accounting principle  $31.5     $21.1
Goodwill amortization, net of tax            -         6.7
Adjusted net earnings before cumulative
   effect of change in accounting principle  $31.5     $27.8
Cumulative effect of change in accounting
   principle, net of tax                     (269.0)   -
Adjusted net earnings (loss)                 ($237.5)  $27.8


Basic earnings (loss) per share:
Reported net earnings before cumulative
   effect of change in accounting principle  $1.19     $0.80
Goodwill amortization                        -         0.26
Adjusted net earnings before cumulative
   effect of change in accounting principle $1.19 $1.06 Cumulative effect of change in accounting
   principle, net of tax                     ($10.16)      -
Adjusted net earnings (loss)                 ($8.97)   $1.06

Diluted earnings (loss) per share:
Reported net earnings before cumulative
   effect of change in accounting principle  $1.18     $0.80
Goodwill amortization                             -    0.25
Adjusted net earnings before cumulative
     effect of accounting change             $1.18    $1.05
Cumulative effect of change in accounting
   principle, net of tax                     ($10.08)  -
Adjusted net earnings (loss)                 ($8.90)  $1.05

(13)In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's results of operations, financial position or cash flows.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the "Company") is a leading global supplier of highly engineered systems and components for powertrain applications. Its products help improve vehicle performance, fuel efficiency, handling and air quality. Its products are manufactured and sold worldwide, primarily to original equipment manufacturers (OEMs) of passenger cars, sport utility vehicles, trucks, and commercial transportation products. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major OEM in the world.

RESULTS OF OPERATIONS

The Company's products fall into five reportable operating segments: Air/Fluid Systems, Cooling Systems, Morse TEC, TorqTransfer Systems and Transmission Systems. The following tables present net sales and earnings before interest and taxes (EBIT) by segment for each of the three month periods ended March 31, 2002 and 2001 in millions of dollars.
                                   Three Months Ended
Net Sales                              March 31,
                                   2002      2001

Air/Fluid Systems             $  100.1  $  90.9
Cooling Systems                   53.2     58.3
Morse TEC                        241.1    220.6
TorqTransfer Systems             136.8    125.4
Transmission Systems             115.8    104.0
     Divested operations           0.0    18.0
                                 647.0    617.2
Inter-segment eliminations      (13.1)  (10.4)
                                 -------  --------
Net sales                      $ 633.9  $ 606.8
                               ======== ==========

                             Three Months Ended
EBIT                          March 31,          2001
                              2002   2001      As adjusted

Air/Fluid Systems             $  7.4  $3.0      $ 4.6
Cooling Systems                  5.4   2.0        6.5
Morse TEC                       34.9  27.8       31.1
TorqTransfer Systems             6.9   4.0        4.0
Transmission Systems            13.9  12.0       13.4
Divested operations              0.0  (0.2)      (0.2)
                               ------ --------  --------
EBIT                          $ 68.5  $ 48.6    $ 59.4
                              ======= ========= =========


The 2001 as adjusted column shows the 2001 reported EBIT by segment, excluding goodwill amortization. This is to be comparable to the 2002 presentation, which required that goodwill not be amortized.

Consolidated sales for the first quarter ended March 31, 2002 totaled $633.9 million, a 4% increase over the first quarter of 2001. For the Company's ongoing businesses, the increase was 8%. This increase was favorable compared to the total North American automotive market, which experienced production increases of 4%. Geographically, the Company's sales increase was most significant in Europe and North America with lesser amounts coming from Asia. Sales would have increased an additional $11.2 million except for weaker currencies in Europe and Japan. The Morse TEC and Transmission Systems' businesses are the most affected by European and Asian currency fluctuations. First quarter income before accounting change increased from $21.1 million, to $31.5 million, a 49% increase. The increase in operating income before accounting change was positively impacted by the elimination of goodwill amortization in accordance with SFAS 142, which the Company adopted January 1, 2002. If goodwill amortization were removed from the 2001 results, the increase in income would have been 13%. The increase was due to higher revenue, better gross margins, in addition to lower interest expense and a lower tax rate, offset by higher selling, general and administrative (SG&A) expenses.

For better comparability, all segment EBIT discussions will use adjusted 2001 figures as if they did not contain goodwill amortization.

The Air/Fluid Systems business revenue increased 10% and EBIT increased $2.8 million, or 61% from 2001. The increase in revenue was due to improvement from the major OEM customer of this segment.

The Cooling Systems' business suffered from the continued decline in the commercial vehicle market, where volumes in North America have fallen 23% from the 2001 production rate. First quarter 2002 sales and EBIT were down 9% and 17% from first quarter 2001, respectively, as a result of the reduced volumes.

The Morse TEC business had a sales increase of 9%. This was due to overall market growth, including the turbo business for the European passenger car market, particularly for some of the smaller diesel engine passenger cars. Strong sales of engine timing chains also contributed to the increase. EBIT increased 12% due to the increased volumes.

The TorqTransfer Systems' business experienced a 9% sales increase and a 73% EBIT increase. This business has a relatively high fixed cost structure, which causes larger swings in earnings when production volume changes. This was a benefit to the group for the first quarter of 2002 where revenue increased due to four-wheel drive transfer case programs with Ford and Korean auto makers, as well as increased sales of the Company's new InterActive Torque Management (ITM) all-wheel drive system to Honda.

Transmission Systems had an 11% sales increase and 4% increase in EBIT. The sales increase was driven by higher volumes in North America. The EBIT increase was smaller due to higher costs for health care and risk management.

Divested operations included the Company's fuel systems business, which was sold in April 2001. This transaction did not have a significant impact on the Company's results of operations, financial condition or cash flows.

Consolidated gross margin for the first quarter of 2002 was 24.1%, up 1.7 percentage points from the 2001 margin of 22.4%. The gross margin increase was the result of increased volumes, and the benefit of productivity gains and cost control efforts. SG&A expenses increased $14.9 million and also increased as a percentage of sales from 9.2% to 11.1% of sales. This is due to research and development (R&D) spending, higher health care and retiree costs, and higher risk management costs. The SG&A category includes substantially all the Company's spending on R&D. For the first quarter of 2002, R&D spending totaled $29.6 million, or 4.7% of sales versus $27.4 million, or 4.5% of sales the same quarter in the previous year.

There was no goodwill amortization in 2002, compared to $10.6 in 2001, due to the change in accounting standards where goodwill is no longer amortized, but rather is periodically reviewed for impairment. First quarter interest expense was down by $3.0 million from first quarter 2001 as a result of debt reductions throughout 2001 and 2002 as well as lower interest rates. At March 31, 2002, the amount of debt with fixed interest rates was 58% of total debt.

The Company's provision for income taxes is based on estimated annual tax rates for the year in the various jurisdictions in which the Company operates. The effective tax rate for 2002 varies from standard federal and state rates due to the realization of certain R&D and foreign tax credits, foreign rates that differ from U.S. rates and the effect of non-deductible items. In 2002, the Company completed a change in the ownership structure of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Company's foreign operations. The Company expects its effective tax rate for 2002 to be 34%.

Net income before accounting change was $31.5 million for the first quarter, or $1.18 per diluted share, an increase of 49% over the previous year's first quarter. Shares outstanding increased due to the exercise of options. Net income before accounting change was 5.0% of sales versus 3.5% last year. If last year's goodwill amortization were not included, the percentage of net income to sales would have been 4.6% for the first quarter of 2001.

For the remainder of 2002, the Company remains concerned about production rates, particularly in North America. While it appears that short-term production rates in 2002 will be higher than 2001, there is uncertainty regarding the second half of the year. This holds true for both the light vehicle market and the heavy truck market. As a result, the Company is continuing to be cautious in its capital investment plans and other spending. Despite these issues, the Company maintains a positive long-term outlook for its business and is committed to ongoing strategic investments in capital and new product development to enhance its product leadership strategy.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2002, debt declined from year-end 2001 by $40.0 million; cash and cash equivalents decreased by $11.2 million. Cash from operations contributed to the majority of the debt reduction. The impact of investing activities was essentially neutral. Capital spending for the three months was $26.1 million compared with $17.2 million last year, due to purchases of machinery for new business expected to start in 2002. Careful capital spending remains an area of focus. The Company seeks to avoid making major investments too far in advance of a recovery in its markets and the start up of new business. The Company expects to spend less than $130 million on capital in 2002, but this expectation is subject to ongoing review based on market conditions. The Company expects that approximately 67% of its capital spending will be for new and expanded product programs, and the Company's new Powertrain Technical Center, which is expected to open mid-2002. The remaining spending is expected to be directed at cost reduction and productivity enhancement programs.

As of March 31, 2002 and December 31, 2001, the Company had sold $120 million of receivables under a $122.4 million Receivables Transfer Agreement for face value without recourse.

Other balance sheet changes of significance included goodwill, which declined $347 million. The goodwill decline is principally due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires goodwill to be periodically reviewed for impairment at a level of detail at or below the reporting segment level. The Company had a goodwill write down of $345 million ($269 million after tax) as a result of the implementation of SFAS No. 142.

The Company believes that the combination of cash from operations and available credit facilities will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2002.

OTHER MATTERS

Sale of fuel systems
In April 2001, the Company sold its fuel systems business. This business was acquired as part of the acquisition of Kuhlman Corporation in March 1999. After evaluating its business, metal fuel tanks and related components for the heavy and medium truck markets, the Company determined this business to be non-core. The proceeds were used for general corporate purposes, including the repayment of indebtedness. This business has been included in the divested operations category for business segment reporting since acquisition. The transaction did not have a significant impact on the Company's results of operations, financial condition or cash flows.

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

The Company has been working with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate the extent of the contamination. The investigation has revealed the presence of PCBs in portions of the soil at the plant and neighboring areas. Kuhlman Electric and others, including the Company, have been sued in several related lawsuits, which claim personal and property damage. The Company has moved to be dismissed from some of these lawsuits.

The Company's lawsuit against Kuhlman Electric seeking declaration of the scope of the Company's contractual indemnity has been amicably resolved and dismissed.
The Company believes that the reserve for environmental liabilities is sufficient to cover any potential liability associated with these matters.

Dividends
On April 18, 2002, the Company declared a $0.15 per share dividend to be paid on May 15, 2002 to shareholders of record as of May 1, 2002.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets."

SFAS No. 142, effective January 1, 2002, specifies that goodwill and some certain intangible assets will no longer be amortized but instead will be subject to periodic periodic impairment testing. SFAS No. 142 also requires that, upon adoption, goodwill be allocated to the Company's reporting units and a two-step impairment analysis be performed.

The Company adopted SFAS No. 142 effective January 1, 2002. Under the transitional provisions of the SFAS, the Company allocated goodwill to its reporting units and performed the two-step impairment analysis. The fair value of the Company's businesses used to determine the goodwill impairment was computed using the expected present value of associated future cash flows. As a result of this analysis, the Company determined that goodwill associated with its Cooling Systems and Air/Fluid Systems operating businesses was impaired due to fundamental changes in their served markets, particularly the medium and heavy truck markets, and weakness at a major customer. As a result a charge of $269 million, net of taxes of $76 million, was recorded. The impairment loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's results of operations, financial position or cash flows.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing the Company's products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Cautionary Statements filed as Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 2001.


Item 3. Quantitative and Qualitative Disclosure about Market Risks

There have been no material changes to our exposures to market risk since December 31, 2001.


PART II

Item 1.   Legal Proceedings

There have been no significant developments in the legal proceedings disclosed in the Company's Form 10-Q for the quarter ended March 31, 2001.

In December 2001, Honeywell International filed a patent infringement lawsuit against the Company in the Dusseldorf District Court in Germany with regard to a certain variable geometry turbocharger. This lawsuit was followed by similar lawsuits filed in France and Italy in early 2002. Because the variable geometry turbocharger in question was an acquired technology and was no longer produced at the time, the Company chose not to contest the lawsuit in Germany (thereby simultaneously resolving the matter in France and Italy).

In February 2002, the Company filed a declaratory judgment action against Honeywell International in the Court of Rome in Italy requesting a ruling that its improved variable geometry turbocharger did not infringe the patent Honeywell had previously asserted against the Company and asking the Court of Rome to rule that the Honeywell patent was invalid.

In April 2002, Honeywell International filed a second patent infringement lawsuit against the Company in the Dusseldorf District Court in Germany (as well as in France) with regard to the Company's improved variable geometry turbocharger. The Company believes that this improved variable geometry turbocharger is not covered by the asserted patent. German counsel believes that this lawsuit is pre-empted by the Company's pending action in the Court of Rome.

The Company does not believe that this lawsuit will have a material effect on its financial position, results, operations, or liquidity, although no assurance can be given with respect to the ultimate outcome.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

None

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

          Date: May 14, 2002