Form 10-K/A
period 2002-03-31
BORGWARNER INC
filed 2002-06-27
CIK 908255

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

     The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on June 1, 2002 was approximately $1.69 billion. As of June 1, 2002, the registrant had 26,656,688 shares of Common Stock outstanding.

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

BorgWarner Inc. 2001 Annual Report to Stockholders  Parts II and IV

BorgWarner Inc. Proxy Statement for the
2002 Annual Meeting of Stockholders                 Part III

                                       PART II

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements (including the notes thereto) of the Company and the Independent Auditors' Report as set forth on pages 31 through 50 in the Company's Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2001 and 2000 is set forth on page 49 of the Company's Annual Report. For a list of financial statements filed as part of this report, see Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" on page 14.

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Consolidated Financial Statements

March 31, 2002, 2001 and 2000

(With Independent Auditors' Report Thereon)


Independent Auditors' Report




The Board of Directors and Stockholders
NSK-Warner Kabushiki Kaisha:


We have audited the accompanying consolidated balance sheets (expressed in yen) of NSK-Warner Kabushiki Kaisha and a subsidiary as of March 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NSK-Warner Kabushiki Kaisha and a subsidiary as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002 in conformity with accounting standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been translated into United States dollars solely for the convenience of the reader. We have recomputed the translation and, in our opinion, the consolidated financial statements expressed in yen have been translated into United States dollars on the basis set forth in note 2 of the notes to consolidated financial statements.





Tokyo, Japan
April 24, 2002
NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY
Consolidated Balance Sheets

March 31, 2002 and 2001
130:

     Japanese yen   U.S. dollars        Japanese yen   U.S. dollars
   (thousands)(thousands)(note 2)     (thousands)(thousands)(note 2)

                          Japanese yen       U.S. dollars
                         --------------      --------------
                         (thousands)         (thousands)(note 2)
                         2002      2001           2002
                         ------    --------       -------
Assets
Current assets:
 Cash and cash
  equivalents (note 13)Y      Y 539,401      1,418,216 $4,056
 Short-term investments
 (notes 3 and 13)             5,717,422      2,905,386 42,988
 Receivables (notes
 11 and 13):
     Trade accounts           9,874,016      10,021,804 74,241
     Other                    1,074,554      720,852    8,079
                              ---------      -------   ---------
          Total receivables   10,948,570     10,742,656 82,320
                              ----------     --------- ---------
Inventories (note 4)          1,728,205      2,197,911 12,994
Prepaid expenses
and other current
assets (note 6)               608,365        856,307   4,573
                              --------       --------- --------
Total current assets          19,541,963     18,120,476 146,931
                              ----------  -----------  ----------
Marketable investment
 securities (notes
 5 and 13)                    420,353        585,870   3,161
Investment in an
affiliated company(note 6)    529,895        759,417   3,984

Property, plant and equipment, at cost:
Land                          4,552,595      4,552,879  34,230
Buildings                     11,736,102     11,717,494 88,241
Machinery and equipment       21,284,140     21,029,784 160,031
Vehicles                      101,009        99,526     759
Tools, furniture
 and fixtures                 5,721,616      5,477,757 43,020
Construction in
 progress                     214,394        56,843     1,612
                              ---------      --------  --------
                              43,609,856     42,934,283 327,893
Less accumulated
 depreciation                 27,674,688     26,189,406 208,080
                              -----------    ---------- ---------
Net property,
 plant and equipment          15,935,168     16,744,877 119,813
                              -----------    ----------  ---------

Other assets:                 872,259        540,525   6,558
                              ---------      --------  ----------
Total other assets            872,259        540,525   6,558
                              ---------      --------  --------
                    Y         37,299,638     36,751,165 $280,447
                              ==========     ========== =========
Liabilities & Stockholders' Equity
Current Liabilities:
Trade payables (notes 11 and 13):
     Notes               Y    2,754,345      2,969,565 $20,709
     Accounts                 4,260,317      4,187,145 32,032
                              -----------    --------- ---------
          Total trade payables 7,014,662     7,156,710  52,741
                              -----------    --------- ----------
Other payables (notes 11 and 13):
          Notes                  236,520     638,459    1,778
          Accounts               301,851     518,812    2,270
                              ------------   --------- ------------
Total other payables             538,371     1,157,271  4,048
                              ------------   --------- -----------
Income taxes payable           1,602,173    1,474,781   12,046
Accrued expenses (note 13)     1,839,041    1,746,490   13,827
Other current liabilities         41,959       40,625      316
                              ---------    ----------- --------
Total current liabilities     11,036,206     11,575,877 82,978
                              ----------     --------- ----------
Noncurrent liabilities:
Accrued pension and severance
  cost (note 8)                    465,806   492,711   3,502
Deferred income taxes (note 7)     113,561   186,252     854
                                   -------   -------   --------
Total noncurrent liabilities       579,367   678,963   4,356
                                   ------- ----------- --------
Total liabilities                  11,615,573 12,254,840 87,334
                                   --------- ---------- ---------
Stockholders' equity:
Common stock  (note 11)
Authorized 220,000 shares; issued
55,000 shares                      550,000   550,000    4,135
Legal reserve (note 9)             137,500   137,500    1,034

Retained earnings                25,055,594  23,999,208 188,388
Accumulated other compre-
 hensive income (loss)
(notes 7 and 10)                  (59,029)   (190,383)  (444)
                                -----------  --------- --------
Total stockholders' equity        25,684,065 24,496,325 193,113
Commitments and contingent
 liability (note 12)
                         Y       37,299,638  36,751,165  $280,447
                                 ==========  =========  =========

See accompanying notes to consolidated financial statements.

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

Consolidated Statements of Earnings

Years ended March 31, 2002, 2001 and 2000

Japanese yen(thousands)  U.S. dollars(thousands)(note 2)

                         2002      2001      2000      2002
                         -----     -----     ----      ------
Sales (note 11)Yen  36,932,969     37,367,662 34,597,079 $277,691
Cost of sales (note 11)28,687,784  28,704,155 26,766,381 215,698
                    -------------  ----------- --------- -------
Gross profit         8,245,185     8,663,507  7,830,698 61,993
                    -------------  ---------- ---------  -------
Selling, general and administrative
  expenses (note 11)3,121,961      3,193,397 2,953,437 23,473
                    ---------      ---------- --------- -------
Operating profit    5,123,224      5,470,110  4,877,261 38,520
                    ----------     ---------  ---------  -------
Other income:
Interest income     38,341         50,508     57,272      288
Exchange gains, net 34,521         29,378     4,077       260
Equity in income of an affiliated
  company           535,217        238,348    97,210   4,024
Other (note 11)     213,388        210,508    193,195  1,604
                    -------        -------   --------  -----
                    821,467        528,742   351,754   6,176
                    -------        -------   --------  ------
Other deductions:
Other               337,763        128,946   14,210    2,540
                    ------         --------  -------   ------
                    337,763        128,946   14,210    2,540
Income before
  income taxes      5,606,928      5,869,906 5,214,805 42,156
                    ----------     -------- --------- -------
Income taxes (note 7):
Current             2,551,224      2,600,000 2,250,000 19,182
Deferred            (200,682)      (158,689) (183,644) (1,509)
                    ---------      --------- --------  --------
                    2,350,542      2,441,311 2,066,356 17,673
                    ---------      --------- --------- --------

Net Income Yen      3,256,386      3,428,595 3,148,449 $24,483
                    =========      ========== ======== ========
                    YEN            U.S. dollars
                                   (note 2)
Basic Net income per
  share (note 1 (l))Y59,207        62,338    57,245    $445
                    ========       =======   =======   ======
Dividends per share Y40,000        100,000   20,000    $301
                    ==========     ======== ======== ========

See accompanying notes to consolidated financial statements.
                                NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

                               Consolidated Statements of Stockholders' Equity
                                          and Comprehensive Income
                                  Years ended March 31, 2002, 2001 and 2000


     Japanese yen (thousands) U.S. dollars(thousands)(note 2)

                              2002      2001      2000      2002
Common stock:                 -----     ----      -------  ------
     Balance at beginning
      of year  Yen            550,000   550,000   550,000   $4,135
                              --------  -------   -------   ------
     Balance at end of year   550,000   550,000   550,000   4,135
                              --------  --------  --------  ------
Legal reserve:
     Balance at beginning
      of year                 137,500   137,500   137,500   1,034
                              --------  --------  -------   -----
     Balance at end of year   137,500   137,500   137,500   1,034
                              --------  --------  --------  -----
Retained earnings:
     Balance at beginn-
      ing of year             23,999,208 26,070,613 24,022,164 180,445
     Net income               3,256,386  3,428,595   3,148,449  24,483
     Cash dividends           (2,200,000)(5,500,000)(1,100,000)(16,540)
                              ----------- ---------- ---------- --------
     Balance at end of year   25,055,594  23,999,208 26,070,613  188,388
                              ----------- ---------- ---------- ---------
Accumulated other comprehensive income
  (loss) (notes 7 and 10):
     Balance at beginning
     of year                  (190,383)  (136,632) (133,073)(1,431)
     Adjustments for the year  131,354  (53,751)    (3,559)    987
                              -------- ----------- -------- -------
     Balance at end of year   (59,029)  (190,383) (136,632) (444)
                              --------- ---------- -------- --------
Total stockholders' equity Yen 25,684,065 24,496,325 26,621,481 $193,113
                              ========== ========== ========== ========
Disclosure of comprehensive income:
     Net income     Yen       3,256,386 3,428,595 3,148,449 $24,483
     Other comprehensive income (loss),
       net of tax (note 10)   131,354   (53,751)  (3,559)   987
                              ------- ----------- ---------- --------
     Comprehensive income Yen 3,387,740 3,374,844 3,144,890 $25,740
                              ========  ========= ========== =========

See accompanying notes to consolidated financial statements.

                                         NSK-WARNER KABUSHIKI KAISHA
                                              AND A SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended March 31, 2002, 2001 and 2000

                    Japanese yen (thousands) U.S. dollars(thousands)(note 2)
                         2002      2001      2000      2002
Cash flows from
 operating activities:
Net income     Yen       3,256,386 3,428,595 3,148,449 $24,483
Adjustments to reconcile
  net earnings to net cash
  provided by operating activities:
Depreciation
  and amortization       2,071,312 2,422,927 2,373,900 15,574
Accrual for pension
 and severance costs,
 less payments           (26,905)  (135,692) 142,968   (202)
Losses on retirement
  of property, plant
  and equipment, net     121,072   136,842   69,010    910
Loses on investment      126,230   -        -          949
Equity in income
 of an affiliated
 company                 (535,217) (238,348) (97,210)  (4,024)
Dividend received        263,597    238,348   28,729    1982
Deferred income
 taxes                   (200,682)(158,689)(183,644)(1,509)
Decrease (increase)
 in receivables          393,042  (1,493,860) (1,821,253)2,955
Decrease (increase)in
 inventories             469,706   (295,671) (143,450) 3,532
Decrease (increase)
 in prepaid expenses
 and other current assets 351,312  (347,597) (8,595)   2,641
Increase (decrease)
 in trade payables       (174,237) 1,048,848 1,185,340 (1,310)
Increase (decrease)
 in other payables       (618,900)  (113,786) 577,371  (4,653)
Increase
 in accrued expenses     92,391    105,795     6,289    695
Increase in income
  taxes payable          126,472   221,437     113,456  951
Increase in other current
 liabilities             1,210      7,219      12,598    9
Other, net                   -     (29,337)    0         -
                         --------  ---------  -------- ---------
  Total adjustments      2,460,403 1,368,436  2,255,509 18,500
                         --------- ---------  --------- -------
Net cash provided
 by operating
 activities              5,716,789 4,797,031 5,403,958 42,983
                         --------- --------- --------- -------
Cash flows from investing activities:
Decrease (increase)
 in short-term
 investments             (2,812,036) 6,199,061 (1,594,431) (21,143)
Dividend received        -              67,253    -         -
Proceeds from sale
 of property, plant
 and equipment           5,062          10,064    1,962     38
Payments for pur-
 chase of property,
 plant and equipment     (1,387,737)(4,313,555)(2,474,451)(10,434)
Proceeds from redemption
 of investment securities100,000        -         -          752
Other, net               (331,734) (165,392) (189,443)   (2,494)
                         --------  -------   --------    --------
     Net cash provided by (used in)
      investing
      activities         (4,426,445)1,797,431(4,256,363) (33,281)
                         --------- --------- ---------  --------
Cash flows from financing activities:

     Dividends paid      (2,200,000)(5,500,000) (1,100,000) (16,540)
                         ----------- ---------- --------- ---------
 Net cash used in
  financing activities   (2,200,000) (5,500,000)(1,100,000)(16,540)
                         ------------ ---------- ----------- -------
Effect of exchange rate
 changes on cash and
 cash equivalents         30,841         14,790   (15,962)  230
                         ---------      -------   ------    -----
Net change in cash and
 cash equivalents        (878,815)      1,109,252  31,633   (6,608)
                         --------       ------    --------- -----
Cash and cash equi-
 valents at beginning
 of year                 1,418,216      308,964   277,331   10,664
                         --------       --------  -------   -------
Cash and cash
 equivalents at end
 of year  Yen            539,401        1,418,216 308,964   $4,056
                         =======        =======   =======   ======
Supplemental information of cash flows:
 Cash paid during the year for:
          Income taxes   2,424,752      2,378,591 2,136,543 18,231
                         =========      ========= ========= =======

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

The Company sells most of its products to NSK Ltd., a parent company of a 50% stockholder of the Company. The products are eventually sold to the automotive industry.

The Company's sales for the year ended March 31, 2002 were distributed as follows: one-way clutches and related parts - 56%, friction plates and related parts - 44%.

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

(c)  Basis of Presentation of Financial Statements

The Company maintains its books of account in conformity with financial accounting standards of Japan. However, the accompanying consolidated financial statements have been prepared in a manner and reflect the adjustments which management believes are necessary to conform with accounting standards generally accepted in the United States of America. Such adjustments are summarized in note 14 of the notes to consolidated financial statements.

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


                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements



(f)      Marketable Investment Securities

Marketable investment securities at March 31, 2002 and 2001 consist of debt and equity securities that have readily determinable fair values and are classified as "available-for-sale".

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

(h)      Depreciation

Depreciation of property, plant and equipment is computed principally by the declining-balance method over the estimated useful lives of assets. The depreciation period ranges from 2 years to 60 years for building, 4 years to 12 years for machinery and equipment, and 2 years to 20 years for vehicles, tools, furniture and fixtures.

(i)      Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to earnings for the years ended March 31, 2002, 2001 and 2000 amounted to \1,139,130 thousand ($8,565 thousand), \1,150,866 thousand and \1,094,118 thousand, respectively.

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

(l)      Basic Net Income per Share

Basic net income per share has been computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each year.

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

(n)      Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(o)      Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement including, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. These criteria are met due to the mass-merchandising products in nature at the time when the product is received by the customer.

(p)      Shipping and Handling Costs

Shipping and handling costs totaled \620,393 thousand ($4,665 thousand), \592,251 thousand and \591,967 thousand for the years ended March 31, 2002, 2001 and 2000, respectively, and are included in selling, general and administrative expenses in the consolidated statements of earnings.


NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

(q)      New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are recognized to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Any recognized intangible assets determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite.

The provisions of SFAS No. 141 and 142 shall be applied for fiscal years beginning after December 15, 2001, to all goodwill and other tangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized, with the exception of immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. However, any goodwill and any intangible assets determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized and instead reviewed for impairment in accordance with APB No. 17 or SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", until the date SFAS No. 142 is applied in its entirety.

SFAS No. 141 will require an entity to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform to the new separation requirements at the date of adoption. Upon adoption SFAS No. 142, an entity will be required to reassess the useful lives and residual values of all intangible assets and make any necessary amortization period adjustments.

Because the Company currently has no goodwill arising from business combinations or other intangible assets, the adoption of SFAS No. 141 and 142 will not have a material impact on its financial position or results of operation under US GAAP.

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and / or normal use of assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequently to the initial measurement of the assets retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on April 1, 2003. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on its consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the
Results of Operations   Reporting the Effects of Disposal of a Segment of a
Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sales, while also resolving significant implementation issue associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on the accounting for a long-lived asset that will be disposed of other than by sale.
SFAS No. 144 retains
the basic provisions of Opinion 30 on how to present discounted operations in the statement of income but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 141 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposals generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

(q)      Reclassifications

Certain reclassifications of previously reported amounts have been made to conform with current classifications.

                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements



(2)      Financial Statement Translation

The accompanying consolidated financial statements are expressed in Japanese yen as of and for the year ended March 31, 2002, the currency of the country in which the Company operates. The translation of Japanese yen amounts into United States dollar amounts is included solely for the convenience of the reader and has been made at the rate of \133 to US $1, the approximate rate of exchange reported by the Tokyo Foreign Exchange Market on March 31, 2002. Such translation should not be construed as a representation that the amounts shown could be converted into United States dollars at the above rate.

(3)      Short-term Investments

Short-term investments, at cost, which approximate market, at March 31, 2002 and 2001 consisted of the following:
Japanese yen(thousands)     U.S. dollars(thousands)

                                   2002   2001   2002
Time deposits with
  a maturity of
  more than three months
                                   \417,422    255,429  $  3,138
Certificates of deposits purchased
  under resale agreements      -        249,957       -
Mortgage backed securities  5,300,000 2,400,000  39,850
                                 ----------   -------   --------

                               \ 5,717,422   2,905,386   $42,988
                               ============  ==========  =========

(4)      Inventories
Inventories at March 31, 2002 and 2001 are summarized as follows:

Japanese yen(thousands)     U.S. dollars(thousands)
                               2002     2001     2002

Work in process    \ 1,154,323 1,490,212  $  8,679
Raw materials        280,344     378,203     2,108
Supplies             244,490     262,120     1,838
Goods in transit       49,049    67,376        369
                          -------------- -------- ----------
                       \    1,728,205 2,197,911  $12,994
                          ============ =========== ============


NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

(5) Marketable Investment Securities

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type at March 31, 2002 and 2001 were as follows:

Japanese yen (thousands)



Cost     Gross
unrealized
holding
gains    Gross
unrealized
holding
losses


Fair value
At March 31, 2002:
         Available-for-sale:
            Equity securities  \   418,094     23,044    20,785   420,353
                                   --------   -------- -------   ---------
                                   418,094     23,044    20,785   420,353
                                   ========   ======== ========= =========

At March 31, 2001:
Available-for-sale:
Debt security          \    100,000       -         -      100,000
            Equity securities      544,325     11,535    69,990   485,870
                                 ---------     -------   -------- --------
                                   644,325     11,535    69,990   585,870
                                  =========   =========  ======== ==========

U.S. dollars (thousands)

Cost     Gross
unrealized
holding
gains    Gross
unrealized
holding
losses


Fair value
At March 31, 2002:
         Available-for-sale:
            Equity securities    $ 3,144       173       156      3,161
                                 --------      -----     ----     ------
                                 $ 3,144       173       156      3,161
                                 ========      =====     =====    ======
Net realized gains or losses during the years ended March 31, 2002, 2001 and 2000 were nil or insignificant.

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

(6)Investment in an Affiliated Company

Investment in an affiliated company consists of 40% of the common stock of BorgWarner Transmission Systems Korea Inc. (BorgWaner Korea), an automotive and industrial components manufacturing company.

Summary financial data for BorgWaner Korea, translated using the ending or periodic rates as of and for the years ended December 31, 2001 follows:

                       Japanese yen(thousands)   U.S. dollars(thousands)
                               2001                 2001

Current assets       \ 3,711,737        $ 27,908
Noncurrent assets      1,114,358        8,378
                               ----------        ---------
         Total assets          4,826,095         36,286
                               ----------        --------
Current liabilities    1,793,604        13,486
Noncurrent liabilities   199,014        1,496
                               ----------        -------
         Total liabilities     1,992,618         14,982
                               ----------        -------
Stockholders' equity   2,833,477        21,304
                               ----------        -------
Sales                     6,942,251          52,197
                               ----------        -------
Net income           \ 1,170,266        $8,799
                               ===========       ========

(7)      Income Taxes

The Company is subject to a number of taxes based on income, which in the aggregate result in a normal income tax rate of approximately 41% for the years ended March 31, 2002, 2001 and 2000. The Company's subsidiary in the United States of America was not liable to pay income taxes in the years ended December 31, 2000 and 1999.

The effective income tax rates of the Company for the years ended March 31, 2002, 2001 and 2000 differ from the normal income tax rate for the following reasons:

                                          2002   2001    2000

Computed normal income tax rate    41.0%     41.0%    41.0%
Other                                 0.9      0.6       (1.4)
                                          --------  -------  -------
Effective income tax rate        41.9%    41.6%     39.6%
                                          =======   ======== =======



NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

Net deferred income tax assets and liabilities are reflected on the accompanying consolidated balance sheets under the following captions:

Japanese yen
(thousands) U.S. dollars
(thousands)                 2002        2001   2002

Prepaid expenses and
 other current assets          \ 602,788      499,689 $4,532
Noncurrent liabilities          (113,561)    (186,252)  (854)
                                        ---------   -------  --------
                                        489,227       313,437 $3,678
                                   =========  ======= ========
Change in net deferred income tax assets and liabilities is allocated as follows:

                               Japanese yen(thousands)   U.S. dollars(thousands)
                               2002     2001     2000      2002

Earnings               \(200,682)  (158,689)(183,644) $(1,509)
Stockholders' equity - accumulated other
  comprehensive loss:
         Foreign currency
          translation adjustments  -         4,707    3,293         -
         Net unrealized gains (losses) on
           marketable invest-
            ment securities 24,892      (45,941)    45,177      187
                               ---------  ----------  --------  --------
                            \(175,790)  (199,923)  (135,174)  $(1,322)
                            =========== ======== ==========  =========




NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

    The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at March 31, 2002 and 2001 are presented below:

            Japanese yen(thousands)     U.S. dollars(thousands)
                                   2002   2001   2002
                                   -------   -------  ---------
    Deferred Income tax assets:
         Business tax  Yen         153,979   138,986  $  1,158
         Employee bonus            134,376   117,933     1,010
         Accrued expenses        256,602  203,773     1,929
         Accrued pension and
    severance cost        115,102  124,978     865
         Allowance for doubtful
    receivables             5,633       -        42
         Losses for investment   9,927       -        75
         Investment in an
    affiliated company      14,749      -      111
         Marketable investment
    securities                 -      14,546     -
         Other                     94,069    75,761   708
                                   --------  ------ ---------
         Total deferred income
           tax assets              784,437     675,977   5,898
                                   -------   -------- ---------

Deferred income tax liabilities:
Capital gain deferred in connection with the
  acquisition of new property
         (see note 11)           272,180     289,168  2,047
         Special depreciation    12,684      15,390   95
         Losses for investment   -        41,827    -
         Investment in an
            affiliated company   -      16,155      -
         Marketable investment
          securities        10,346      -           78
                               ---------  --------  --------
Total deferred income
         tax liabilities       295,210    362,540     2,220
                               ---------  -------   --------
Net deferred income
         tax assets  Yen       489,227  313,437     $3,678
                               ======== =========   =========


NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

There was no valuation allowance on deferred income tax assets at March 31, 2002 and 2001. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred income tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at March 31, 2002.

The Company's income tax returns through March 31, 2001 have been examined by the Japanese tax authorities.

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

Net periodic benefit costs for the Company's retirement and severance defined benefits plans for the years ended March 31, 2002, 2001 and 2000 consisted of the following components:

                            Japanese yen(thousands)   U.S. dollars(thousands)
                               2002   2001     2000        2002
                               ------ -------  --------- ----------
Service cost   benefits earned
during the year        \182,055   197,864   151,032   $1,369
Interest cost on pro-
 jected benefit obligation69,569    89,515    74,617     523
Expected return on plan
 assets                (45,722)    (37,206)  (32,988)    (344)
Net amortization         26,662     45,384    27,607     201
                               ---------- --------  ---------   ------
                            \  232,564     295,557   220,268    $1,749
                               =========  ========  =========   ======

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements


Benefit obligations, fair value of plan assets, funded status of the plans as of March 31, 2002 and 2001 and related information are as follows:

Japanese yen(thousands)   U.S. dollars(thousands)

                                      2002   2001    2002
                                      ------ ------ --------
Change in benefit obligations:
Benefit obligations at beginning of year

                                 \ 2,360,662  2,584,659 $17,749
Service cost                182,055     197,864    1,369
Interest cost               69,569      89,515      523
Actuarial loss (gain)       309,881   (459,662)     2,330
         Benefits paid            (38,201)     (51,714)    (287)
                                   --------- ---------- ----------
         Benefit obligations at
          end of year              2,883,966 2,360,662   21,684
Change in plan assets:
         Fair value of plan assets at beginning of year
                                 1,119,615       904,555   8,418
         Actual return on plan
          assets                  (39,369)       (76,550)    (296)
         Employer contribution 235,926          325,013    1,774
         Benefits paid           (14,598)        (33,403)    (110)
                                 ----------    --------- --------
         Fair value of plan
          assets at end of year  1,301,574       1,119,615 9,786
                                 ----------- ----------   ---------
Funded status              1,582,392      1,241,047 11,898
Unrecognized actuarial loss(1,014,924)     (634,112)  (7,631)
Unrecognized prior service cost(97,842)   (109,070) (736)
Unrecognized net transition
  obligation                (3,820)          (5,094)  (29)
                                 -----------   ----------  --------
Net amount recognized as accrued pension and
  severance cost recognized in the consolidated
  balance sheets     \      465,806       492,771     $  3,502
                                  ==========   ========= ========
Actuarial present value of accumulated benefit
  obligations at end of year\1,688,559  1,396,217    $12,696
                                   =========== ==========   =========
Actuarial assumptions:             2002 2001 2000
         Discount rate                    2.50%  3.00%   3.50%
         Assumed rate of salary increase  4.69%  4.69%   4.69%
Expected long-term rate of
   return on plan assets           3.50%  3.50%  4.00%


                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements



(9)      Legal Reserve and Cash Dividends

The Japanese Commercial Code provided that at least 10% of any cash payments out of retained earnings be appropriated as a legal reserve until such reserve equals 25% of common stock. This reserve was not available for dividends, but might be used to reduce a deficit or be transferred to stated capital. The Japanese Commercial Code, amended effective on October 1, 2001, provides that an amount equal to at least 10% of appropriates paid in cash be appropriated as a legal reserve until an aggregated amount of additional paid-in capital and the legal reserve equals 25% of common stock. The amount of total additional paid-in capital and the legal reserve which exceeds 25% of common stock can be transferred retained earnings by the resolution of the stockholders, which may be available for dividends. Presently, the additional paid-in capital is nil, and the legal reserve is equal to the maximum requirement of 25% of common stock.

Cash dividends charged to retained earnings during the three years ended March 31, 2002, 2001 and 2000 represent dividends paid out during those years. The accompanying consolidated financial statements do not include any provision for a dividend to be proposed by the Board of Directors of \12,000 ($90) per share aggregating \660,000 thousand ($4,962 thousand) in respect of the year ended March 31, 2002.

(10)     Other Comprehensive Income (Loss)

Change in accumulated other comprehensive income (loss) is as follows:
Japanese yen
(thousands) U.S. dollars
(thousands)
                                          2002   2001    2002
                                          -------   -------  -------
Foreign currency translation adjustments:
Balance at beginning of year   Yen(155,895)(168,255)  $(1,172)
Adjustments for the year           95,533   12,360       718
Balance at end of year             (60,362)  (155,895)   (454)
Net unrealized gains (losses) on marketable
  investment securities:
Balance at beginning of year       (34,488)    31,623    (259)
Net change during the year         35,821     (66,111)    269
Balance at end of year             1,333      (34,488)     10
Total accumulated other comprehensive income
  (loss):
Balance at beginning of year       (190,383) (136,632)   (1,431)
Other comprehensive income (loss) for the
    year, net of tax                131,354   (53,751)    987
Balance at end of year           \ (59,029)   (190,383)  $(444)


NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements


Tax effects allocated to each component of other comprehensive income (loss) are as follows:
Japanese yen (thousands)

Before-tax
amount   Tax (expense)
or benefit
Net-of-tax
amount
2002:
Foreign currency translation adjustments  \  95,533   -      95,533
Net unrealized gains (losses) on marketable
           investment securities                 60,713 (24,892) 35,821
Other comprehensive income (loss)         \156,246  (24,892) 131,354
2001:
Foreign currency translation adjustments  \  17,067 (4,707)   12,360
Net unrealized gains (losses) on marketable
           investment securities               (112,052) 45,941 (66,111)
Other comprehensive income (loss)  \      (94,985)   41,234  (53,751)

2000:
         Foreign currency translation adjustments\(65,139) (3,293) (68,432) Net unrealized gains (losses) on marketable
           investment securities                 110,050 (45,177)  64,873
Other comprehensive income (loss)         \  44,911 (48,470)   (3,559)

U.S. dollars (thousands)

Before-tax
amount   Tax (expense)
or benefit
Net-of-tax
amount
2002:
         Foreign currency translation adjustments     $  718   -    718
         Net unrealized gains (losses) on marketable
           investment securities                      456  (187)  269

Other comprehensive income (loss)              $1,174 (187)  987

1183:
1192:
                            NSK-WARNER KABUSHIKI KAISHA
                                  AND A SUBSIDIARY

                     Notes to Consolidated Financial Statements

(11)     Balances and Transactions with Affiliated Companies

The Company is a joint-venture corporation and its capital stock is held in equal amounts by NSK Overseas Holdings Co., Ltd., a wholly-owned subsidiary of NSK Ltd., and BorgWarner NW Inc., a wholly-owned subsidiary of BorgWarner Inc.

         Balances with the affiliated companies at March 31, 2002 and 2001 were as follows:

Japanese yen
(thousands) U.S. dollars
(thousands)
            NSK Ltd. BorgWarner Inc.  NSK Ltd. BorgWarner Inc.
            --------      --------------      -------       ---------------


At March 31, 2002:
Trade accounts receivable   \9,344,272  132,144  $70,258  994
Other receivable                 4,816    252       36     2
Trade accounts payable         925,791    -      6,961     -
Other accounts payable         145,081    -      1,091     -

                                   \8,278,216  132,396   $62,242  996

At March 31, 2001:
Trade accounts receivable \ 9,471,089  289,528
Other receivable               2,116      220,088
Trade accounts payable         1,068,205  -
Other accounts payable         222,285    -
Net receivable              \  8,182,715  509,616


NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements

During the years ended March 31, 2002, 2001 and 2000, significant transactions with the affiliated companies were as follows:
Japanese yen
(thousands) U.S. dollars
(thousands)
NSK Ltd.BorgWarner Inc.   NSK Ltd. BorgWarner Inc.
2002:
Sales                     Yen  34,270,950 393,807   $ 257,676   2,961
Cost of sales:
Purchase                    6,013,758 45,543     45,216    342
Pension cost                1,606       -           12       -
Selling, general and
 administrative expenses:
Rent                           3,040      -           23     -
Pension cost                3,467       -           26       -
Purchase of property,
  plant and equipment       320,870     41,634      2,413    313
Commission                  -           19,080      -        143

2001:
Sales Yen                   35,027,976  506,056
Cost of sales:
Purchase                    6,940,665 4,581
Pension cost                3,130
Selling, general and
 administrative expenses:
Rent                           2,387    -
Pension cost                4,461     -
Purchase of property,
  plant and equipment       235,640
Commission                  -           62,347

2000:
Sales                     Yen32,565,998   366,161
Cost of sales:
Purchase                    6,720,886 2,448
Pension cost                4,141       -
Selling, general and
  administrative expenses:
Rent                           2,573      -
Pension cost                1,395       -
Purchase of property,
  plant and equipment       83,668      -

NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidated Financial Statements



On June 30, 1988, the Company sold land and a part of factory buildings of the Fujisawa plant to NSK Ltd. in connection with the relocation of its manufacturing facilities to the new factory in Shizuoka Prefecture. The capital gain resulting therefrom was recognized as income for the year ended March 31, 1989. However, as permitted under the Special Taxation Measures Law, capital gain has been deferred for tax purposes as reserve for replacement of property as an appropriation of retained earnings. The related deferred income tax liability at March 31, 2002 and 2001 in the amount of \272,180 thousand ($2,047 thousand) and \289,168thousand, respectively, has been provided in the accompanying consolidated balance sheets (see note 7).

(12)Commitments and Contingent Liabilities

At March 31, 2002, the Company had commitments for the purchase of property, plant and equipment of approximately \537,619 thousand ($4,042 thousand).

The Company utilizes certain facilities, including warehouses and employee dormitories, under cancellable lease agreements with third parties. Rent expenses for the years ended March 31, 2002, 2001 and 2000 under the foregoing lease agreements amounted to \306,258 thousand ($2,303 thousand), \319,041 thousand and \301,324 thousand, respectively.

The Company had no noncancellable lease commitments at March 31, 2002.

(13)     Disclosure About the Fair Value of Financial Instruments

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



NSK-WARNER KABUSHIKI KAISHA
AND A SUBSIDIARY

Notes to Consolidates Financial Statements


(14)     Adjustments to Conform with United States Generally Accepted Accounting
Principles

Japanese yen (thousands)  2002 2001   2000
                                 Japanese yen (thousands)
            2002                 2001                 2000
            Net      Retained    Net      Retained      Net      Retained
  income    earnings at income       earnings at  income   earnings at
            for year end of year for year end of year  for year end of year

Per legal books Y3,533,069 24,712,949 3,280,913 23,399,520 3,095,898 25,637,552
Adjustments:
Bonus to
 officers       (11,465)    (11,465)  (19,640)   (19,640)  (18,944) (18,944)
Allowance for
 doubtful recei-
 vables            -           -      (69,000)      -      5,000     9,000
Special depre-
 ciation        (6,599)    30,937    (10,535)    37,536   (9,985)   48,071
Accrued pension
 and severance
 cost              124,081  524,503     354,592    400,422  (90,429) 45,829
Deferred income
 taxes             30,566   (116,467)  (115,331)   (147,033)  165,320 (31,702)
Losses for
 investment   (76,901) 25,117     -         102,018    28      102,018
Investment in an
 affiliated company(308,072)139,074 (66,648)     447,146 44,994   513,794
Marketable invest-
 ment securities   -        22,975   22,975      22,975    -        -
Accrued expenses(28,293)  (272,029)  51,269    (243,736)(43,433)   (295,005)
                       ------     ---------  ------    -------   ----      ----
                       (276,683)  342,645 147,683     599,688   52,551   433,061
                       ------- -------- ------     ------- -----     ------
Per accompanying consolidated financial statements
                   Y3,256,386 25,055,594 3,428,595 23,999,208 3,148,449 26,070,613
                   ========== ========== ========= ========== ========= ===========
U.S. dollars (thousands)
2002
                       Net              Retained
                       Income           earnings at
                       for year         end of year
                       ----------       ------------
Per legal books    $26,564       185,812
Adjustments:
Bonus to officers     (86)          (86)
Special depreciation  (50)           233
Accrued pension and   933          3,944
 severance cost
Deferred income taxes  230         (876)
Losses for investment (578)         189
Investment in an
 affiliated company
Marketable investment (2316)       1045
 securities         -            173
Accrued expenses      (214)       (2,046)
                             -----       ------
                             (2081)       2,576
                             ------       ------
Per accompanying
 consolidated
 financial statements $24,483    188,388
                             ======== ========

                         PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    The following consolidated financial statements of the Company on pages 31 through 50 of the Company's Annual Report are incorporated herein by reference:

          Independent Auditors' Report

          Consolidated Statements of Operations - three years ended December 31, 2001, 2000 and 1999

          Consolidated Balance Sheets - December 31, 2001 and 2000

          Consolidated Statements of Cash Flows - years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity - years ended December 31, 2001, 2000 and 1999

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


                              BORGWARNER  INC.


                         By:
                           -------------------------------------------
                                  George E. Strickler
                                  Executive Vice President and
Chief Financial Officer

                                  (Principal Financial Officer)



Date: June __, 2002

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

*10.12 Fourth Amendment dated as of April 13, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.12 to the Company's Annual Report on
 Form
         10-K for the year ended December 31, 2001).

*10.13 Fifth Amendment dated as of July 25, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.13 to the Company's Annual Report
 on Form
         10-K for the year ended December 31, 2001).

*10.14 Sixth Amendment dated as of December 22, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.14 to the Company's Annual Report
 on Form
         10-K for the year ended December 31, 2001).

+*10.15 Borg-Warner Automotive, Inc. Transitional Income Guidelines for Executive Officers amended as of May 1, 1989 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

+*10.16 Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (incorporated by reference to Exhibit No. 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1993).



Exhibit
Number   Document Description


+*10.17 BorgWarner Inc. 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

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

1681:  * 10.31 Asset Purchase Agreement dated as of August 2, 1999 among Eaton
         Corporation, the Seller Subsidiaries, Borg-Warner Automotive, Inc. and the Buyer Subsidiaries.

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