Form 10-Q
period 2002-06-30
BORGWARNER INC
filed 2002-08-14
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                     FORM 10-Q

                                  QUARTERLY REPORT


                          Under Section 13 or 15(d) of the

                          Securities Exchange Act of 1934

                        For the Quarter ended June 30, 2002

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

On June 30, 2002 the registrant had 26,680,164 shares of Common Stock outstanding.





BORGWARNER INC.
                                      FORM 10-Q
                            SIX MONTHS ENDED JUNE 30, 2002

                                        INDEX
        Page No.

PART I.   Financial Information

Item 1.   Financial Statements

Introduction                                 2

Condensed Consolidated Balance Sheets at
June 30, 2002 and December 31, 2001          3

Consolidated Statements of Operations for the three
months ended June 30, 2002 and 2001          4

Consolidated Statements of Operations for the six
months ended June 30, 2002 and 2001          5

Consolidated Statements of Cash Flows for the six
months ended June 30, 2002 and 2001          6

Notes to the Consolidated Financial Statements  7

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations           16

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risks                 22

PART II.  Other Information

Item 1.   Legal Proceedings                  23

Item 4.   Submission of Matters to a Vote of Security Holders     23

Item 6.   Exhibits and Reports on Form 8-K    24

SIGNATURES                                    25

BORGWARNER INC.
FORM 10-Q
SIX MONTHS ENDED JUNE 30, 2002

PART I.

ITEM 1.

BorgWarner Inc. and Consolidated Subsidiaries'
Financial Statements

The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(millions of dollars except share data)

                                   June 30,  December 31,
                                   2002          2001
ASSETS
Cash and cash equivalents          $ 30.2      $   32.9
Receivables                        295.6          203.7
Inventories                        156.0          143.8
Deferred income tax asset           23.6           23.6
Investments in businesses held
  for sale                         13.1            12.2
Prepayments and other current
  assets                           25.6            25.1
                                   ----           -----
        Total current assets      544.1           441.3
Property, plant, and equipment
 at cost                         1,446.3        1,347.7
Less accumulated depreciation    (588.0)         (509.5)
                                 -------          -----
Net property, plant and equipment 858.3           838.2
Tooling, net of amortization       87.9           84.1
Investments and advances          142.3           137.4
Goodwill, net                      822.4        1,160.6
Deferred income tax asset           54.9           5.7
Other non-current assets           105.9          103.6
                                   -------        -----
        Total other assets         1,213.4      1,491.4
                                   ---------    --------
                                                         $2,615.8      $2,770.9
                                   =========   ============
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable                      $ 16.5         $ 35.6
Accounts payable and accrued
  expenses                          457.1           410.6
Income taxes payable                 27.9            8.8
                                    --------      ------
   Total current liabilities         501.5          455.0
Long-term debt                       651.1          701.4
Long-term retirement-related
  liabilities                         399.8         393.0
Other long-term liabilities           116.4         105.9
                                     -------      ---------
  Total long-term liabilities        516.2          498.9

Minority Interest                     10.8           11.4
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued        -          -
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued shares of
      27,168,546 in 2002 and outstanding
      shares of 26,680,164 in 2002           0.3       0.3
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; none issued
      and outstanding in 2002                -             -
Capital in excess of par value               724.7     715.7
Retained earnings                            271.1     470.9
Management shareholder note                  (2.0)     (2.0)
Accumulated other comprehensive income (loss)(37.9)    (53.1)
Common stock held in treasury, at cost:
     488,382 shares in 2002                  (20.0)    (27.6)
                                             ------    ------
        Total stockholders' equity           936.2     1,104.2
                                             ------    --------
                                             $2,615.8  $2,770.9
                                             ========  ========

See accompanying Notes to Consolidated Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

Three Months Ended
                    June 30,
                    2002         2001
Net sales           $ 712.4   $ 602.0
Cost of sales         530.8     452.5
Amortization of
 tooling                7.2       5.9
                       -----     -----
Total cost of sales   538.0      458.4
   Gross profit       174.4      143.6

Depreciation          27.2        25.7
Selling, general and administrative
  expenses            72.7        59.3
Minority interest     1.6          0.7
Goodwill amortization -           10.3
Equity in affiliate
 earnings, net of tax and
    other income      (5.9)       (4.6)
                      -----      -------
Earnings before interest expense, finance
 charges and income
 taxes                78.8         52.2
Interest expense and
 finance charges       9.5         12.4
Earnings before
 income taxes         69.3         39.8
Provision for income
 taxes                23.6         15.1
                      ----         ------
  Net earnings       $45.7         $ 24.7
                    ========       =======
Net earnings per share
 - Basic            $  1.72        $  0.94
                    ========       ======
Net earnings per share
 - Diluted           $ 1.70       $  0.93
                    ======         =======

Average shares outstanding (thousands)
          Basic          26,618        26,309
          Diluted        26,918        26,457

Dividends declared per share  $   0.15  $   0.15
                              ========  ========


See accompanying Notes to Consolidated Financial Statements









BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                    Six Months Ended
                    June 30,
                    2002           2001
Net sales           $ 1,346.3      $ 1,208.8
Cost of sales         1,005.4        917.5
Amortization of tooling  13.7         12.1
                        -----        -------
Total cost of sales   1,019.1        929.6
     Gross profit       327.2        279.2

Depreciation             54.2         52.8
Selling, general and
  administrative expenses143.3       114.9
Minority interest        3.1          1.4
Goodwill amortization     -          20.9
Equity in affiliate earnings, net of tax  and
    other income        (9.8)        (9.3)
                         -----     --------
Earnings before interest expense, finance
          charges and income taxes      136.4     98.5
Interest expense and finance charges    19.4      25.2
                                        ------    ------
   Earnings before income taxes         117.0     73.3
Provision for income taxes              39.8      27.5
                                        -----     ------
Net earnings before cumulative
      effect of accounting change       77.2      45.8
                                        =======   =======

Cumulative effect of change in accounting principle,
      net of tax                          (269.0)  -
                                        --------- ---------
     Net earnings/(loss)                $(191.8)  $  45.8
                                        ========  ==========
Net earnings/(loss) per share - Basic

Net earnings per share before cumulative effect
   of accounting change                 $  2.91   $  1.74
Cumulative effect of
  accounting change                     (10.15)    -
                                        =======   ========
Net earnings/(loss) per share           $(7.24)  $  1.74
                                        =======   ========
Net earnings/(loss) per share - Diluted
Net earnings per share before cumulative effect
      of accounting change              $  2.88   $  1.73
Cumulative effect of accounting
  change                                (10.04)       -
                                        --------- --------
  Net earnings/(loss) per share         $(7.16)  $ 1.73
                                        ========  ========
Average shares outstanding (thousands)
          Basic                         26,525    26,279
          Diluted                       26,825    26,427

Dividends declared per share            $  0.30   $  0.30
                                        =======   =======

See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

                              Six Months Ended
                              June 30,
                              2002     2001

Operating
Net earnings                  $(191.8)  $ 45.8
Non-cash charges to operations:
Depreciation                     54.2     52.8
Amortization of tooling          13.7     12.1
Goodwill amortization              -      20.9
Cumulative effect of change in accounting
     principle, net of tax      269.0        -
   Employee retirement benefits  7.8         -
Other, principally equity in affiliate earnings,
     net of tax                 (8.3)     (6.0)
                                 -----   ------
Net earnings adjusted for
  non-cash charges              144.6     125.6
                                ------- --------
Changes in assets and liabilities, net of effects of
     acquisitions and divestitures:
Increase in receivables         (78.1)  (44.7)
   (Increase) decrease in
  inventories                    (8.3)   10.5
(Increase) decrease in
  prepayments and other
  current assets                  0.7    (2.3)
Increase (decrease) in accounts payable
 and accrued expenses            35.5    (8.0)
Increase in income taxes
   payable                       19.0     20.8
   Net change in other long-term assets and liabilities
                                  7.9     7.0
                                ------   -------
Net cash provided by operating
 activities                      121.3   108.9
Investing
Capital expenditures          (55.3)    (50.6)
Tooling outlays, net of
  customer reimbursements     (16.1)    (10.3)
Net proceeds from asset
 disposals                     8.3       1.0
Proceeds from sale of
 businesses                    0.5      12.8
Tax refunds related to
 divestitures                  20.5      -
                              -------   -------
Net cash used in investing
  activities                  (42.1)    (47.1)
Financing
Net decrease in notes payable (20.1)    (25.0)
Additions to long-term debt   0.4       15.2
Reductions in long-term debt  (62.7)    (42.1)
Proceeds from stock options
 exercised                     7.6       2.4
Dividends paid                (8.0)     (7.9)
                              ------    --------
Net cash used in financing
 activities                  (82.8)     (57.4)
Effect of exchange rate
 changes on cash and cash
 equivalents                  0.9       (2.2)
                              -------   --------
Net increase (decrease) in
 cash and cash equivalents    (2.7)     2.2
Cash and cash equivalents
 at beginning of period       32.9      21.4
                              -------   -------
Cash and cash equivalents
 at end of period             $30.2     $23.6
                              ======    =======
Supplemental Cash Flow Information
Net cash paid (received) during the period for:
 Interest                     $21.1     $26.0
 Income taxes                 (12.5)    13.1
Non-cash financing transactions:
     Issuance of common stock for Executive Stock
  Performance Plan             1.2      1.0

See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Research and development costs charged to expense for the three and six months ended June 30, 2002 were $28.2 million and $57.7 million. Research and development costs charged to expense for the three and six months ended June 30, 2001 were $29.7 million and $56.9 million.

(2) Inventories consisted of the following (millions of dollars):

                            June 30,     December 31,
                            2002         2001
Raw materials            $  66.0        $ 69.7
Work in progress            65.4          44.5
Finished goods              24.6          29.6
                         ---------      ---------
 Total inventories       $ 156.0        $ 143.8
                         =========      =========

(3) The Company has a 50% interest in NSK-Warner K.K. (NSK-Warner), a joint venture based in Japan that manufactures automatic transmission components and systems. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

The Company's investment in NSK-Warner was $134.7 million at June 30, 2002 and $128.8 million at December 31, 2001.

Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of June 30, 2002 and March 31, 2002 and statement of income data is presented for the three months ended June 30, 2002 and 2001. The Company's results include its share of NSK-Warner's results for the three and six months ended May 31, 2002 and May 31, 2001.

                          June 30,   March 31,
                           2002        2002
          (in millions)
      Balance Sheet
 Current assets          $ 161.5   $ 147.2
 Non-current assets        149.9     133.8
 Current liabilities        90.0      83.1
 Non-current liabilities     4.9       4.4

The equity as of June 30, 2002 and March 31, 2002 was $214.2 million and $191.4 million, respectively. There was no debt as of June 30, 2002 and March 31, 2002.

                  Three Months Ended
                  June 30,        2002      2001
                    (in millions)
Net sales                     $ 74.1    $ 69.9
Gross profit                    16.4      14.4
Net income                       6.9       5.8


(4) The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2002 differed from the U.S. statutory rate primarily due to a)state income taxes, b)foreign rates which differ from those in the U.S. and
c)realization of certain business tax credits, including foreign tax credits and research and development credits. In 2002, the Company completed a change in the ownership structure of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Company's foreign operations. The Company expects its effective tax rate for 2002 to be 34%.

(5) Following is a summary of notes payable and long-term debt:

                      June 30, 2002     December 31,2001
                     Current   Long-Term Current  Long-Term
DEBT                    (millions of dollars)
Bank borrowings          $  10.9    $ 58.5   $30.6     $69.4
Term loans due through 2011
 (at an average rate of 3.0% at
  June, 2002 and 3.0% at
  December, 2001)           5.6        32.2    5.0     31.2
7% Senior Notes due 2006,
 net of unamortized discount
 ($100 million converted to floating
 rate of 2.9% by interest rate swap)-   139.3     -    141.8
6.5% Senior Notes due 2009,
 net of unamortized discount
 ($25 million converted to floating
 rate of 2.4% by interest rate swap)-   164.8     -    164.7
8% Senior Notes due 2019,
 net of unamortized discount  -         134.2     -    134.2
7.125% Senior Notes due 2029,
 net of unamortized discount  -         122.0     -    159.9

Capital lease liability  -              0.1       -    0.2
                         -----          -----     ---  -----
Total notes payable and
   long-term debt        $  16.5        $651.1    $35.6     701.4
                         ========       =======   ========  ======


The Company has a revolving credit facility that provides for borrowings up to $350 million through July, 2005. At June 30, 2002, there were no borrowings outstanding under the facility and the Company had $7.3 million of obligations under standby letters of credit. At December 31, 2001, $20.0 million of borrowings under the facility were outstanding in addition to $6.5 million of obligations under standby letters of credit.

The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional indebtedness.

The Company has entered into interest rate and currency swaps to manage interest rate and foreign currency risk. A summary of these instruments outstanding at June 30, 2002 follows (currency in millions):

               Notional  Interest rates(b)   Floating interest
Hedge Type      Amount   Receive    Pay      rate basis

Interest Rate Swaps(a)        (Millions)
Fixed to floating
     Fair value       $100      7.0%     2.9%     6 month LIBOR+.98%
Fixed to floating
     Fair value       $ 25      6.5%     2.4%     6 month LIBOR+.45%

Cross Currency Swap (matures in 2006)
 Floating $      Net
 to floating Yen investment  Yen6,430    1.3% 6 mo.
                                             JPY LIBOR+1.18%
                              $50  2.9% -    6 mo. USD LIBOR+.98%

a) The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary, unless otherwise indicated.
b) Interest rates are as of June 30, 2002.

The ineffective portion of the swap was not material. There is no income statement impact due to changes in the fair value of these swaps.

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

Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at June 30, 2002 of approximately $23.2 million. The Company expects this amount to be expended over the next three to five years.

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

The Company's lawsuit against Kuhlman Electric seeking declaration of the scope of the Company's contractual indemnity has been amicably resolved and dismissed.
The Company believes that its reserve for environmental liabilities is sufficient to cover any potential liability associated with these matters.

Patent infringement actions have been filed against the Company's turbocharger unit in Europe in late 2001 and in 2002 by Honeywell International. The Dusseldorf District Court in Germany entered a preliminary injunction against the Company on July 9 limiting the Company's ability to manufacture and sell a certain variable turbine geometry turbocharger in Germany until a patent hearing currently scheduled for December 18, 2002.

In order to continue the uninterrupted service to its customer, the Company paid Honeywell $25 million in July so that it could continue to make and ship disputed car turbochargers through June of 2003. The agreement with Honeywell partially settles litigation, suspends the July preliminary injunction and provides for a license to ship until June 2003. As part of the agreement, Honeywell agreed to not seek damages for shipments occurring before June 30, 2003. The Company is appealing the July preliminary injunction. The Company continues to believe that its current production designs do not violate the Honeywell patents and are not covered by their lawsuit. A hearing on the turbocharger model currently in dispute is still scheduled for December.

The Company has and will recognize expense of the $25 million license payment as it ships the affected products from January 2002 to June 2003.

In support of a new product that will be launched in 2002, a third party has purchased $29.7 million of fixed assets. Upon release of the new product, the Company intends to lease these assets under an operating lease.

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

The following summarizes the components of other comprehensive income (loss) on a pretax and after-tax basis for the periods ended June 30,

(in millions)            Three Months Ended
                         2002                2001
                         Income              Income
                         Tax    After-       Tax       After-
               Pretax    Effect tax   Pretax Effect    tax
Foreign currency
 translation
 adjustments   $ 50.0    $(12.7)$ 37.3  $(20.6) $7.8   $(12.8)
Net income as reported             45.7                  24.7
                                   -----               -------
Total comprehensive income (loss)$ 83.0                $11.9
                                   ======              =======
(in millions)            Six Months Ended
                         2002                2001
                         Income              Income
                         Tax    After-       Tax       After-
               Pretax    Effect tax  Pretax  Effect    tax
Foreign currency
 translation
 adjustments   $ 20.4    $ (5.2) $15.2  $(23.7)$8.9   $(14.8)
Net income as reported          (191.8)                45.8
                                 -------               -----
Total comprehensive income (loss)$(176.6)              $31.0
                                 ======                ======

The components of accumulated other comprehensive income
(loss),net of tax, in the Consolidated Balance Sheets are as follows:

(in millions)                     June 30,   December 31,
                                    2002        2001
Foreign currency translation adjustments $(19.0)  $(34.2)
Minimum pension liability adjustment      (18.9)   (18.9)
Total comprehensive income (loss)       $ (37.9)  $(53.1)
                                        ========  ========
The following tables show sales, earnings before interest
 and taxes and total assets for each of the Company's five reportable business segments (in millions of dollars).

                              Sales
                    Three Months Ended June 30,  2002 2001

                         Inter-                     Inter-
               Customer  segment   Net  Customer    segment Net
               ------- ---------  ----- ---------  ------- ------

Air/Fluid Systems $ 102.1 $3.2     $105.3    $92.6  $2.0   $94.6
Cooling Systems     62.5   -         62.5     58.0   0.1    58.1
Morse TEC           264.1  7.0      271.1    215.4   5.8    221.2
TorqTransfer Systems159.9  0.8      160.7    129.1   0.2    129.3
Transmissions Systems123.8 5.1      128.9    106.9   2.9    109.8
Divested Operations    -      -      -        -        -    -
Inter-segment
 eliminations           -  (16.1)  (16.1)     -    (11.0)   (11.0)
                    ------ ------ -------   ------ -------- -------
Consolidated        $712.4  $ -    $712.4    $602.0  $ -    $602.0
                    ====== ======= ======= ========= ====== ========
                              Sales
                    Six Months Ended June 30, 2002  2001
                         Inter-                   Inter-
               Customer  segment   Net  Customer  segment   Net
Air/Fluid Systems $199.2  $6.2    $205.4  $181.6   $3.9  $185.5
Cooling Systems    115.8    -      115.8   116.3    0.1   116.4
Morse TEC          499.0  13.2     512.2   430.6   11.3   441.9
TorqTransfer Systems296.1  1.4     297.5   254.1   10.6   254.7
Transmissions Systems236.2 8.4     244.6   208.2    5.6   213.8
Divested Operations   -       -    -       18.0     -     18.0
Inter-segment
 eliminations         -  (29.2)    (29.2)    -     (21.5)(21.5)
                    ---- ------- ------- ------- ------ --------
Consolidated      $ 1,346.3  $-    $1,346.3 $ 1,208.8 $ -   $1,208.8
                   ======= ======= ======= ======== ======= =======

                    Earnings Before          Earnings Before
                    Interest & Taxes         Interest & Taxes
                    Three Months Ended       Six Months Ended
                    June 30,                 June 30,
                              2001                        2001
                    2002      2001  As Adjusted  2002   2001   As Adjusted
Air/Fluid Systems $10.0       $6.1      $7.7   $17.5   $9.0   $12.3
Cooling Systems     8.0       2.1       6.5    13.4     4.0    13.0
Morse TEC          40.4      30.9      33.8    75.3   58.9    64.9
TorqTransfer Systems10.8     6.2       6.2     17.7   10.2    10.2
Transmission Systems19.9    11.9      13.3     33.8   23.9    26.7
Divested operations    -       -         -      -    (0.2)   (0.2)
                     ----- ------    ------    ------ ----- ------
Total                89.1    57.2      67.5   157.7  105.8  126.9
Corporate, including
 equity in affiliates (10.3) (5.0)    (5.0)    (21.3)  (7.3)  (7.5)
                    -------- ------- ------- -------- ------- ------
EBIT                 $78.8  $ 52.2    $ 62.5   $136.4 $98.5  $119.4
                    ======= =======  =======  ======= ====== ======

The 2001 as adjusted columns show the 2001 reported EBIT by segment, excluding goodwill amortization. This is to be comparable to the 2002 presentation, which requires that goodwill not be amortized.

                                   Total Assets
                                   June 30,  December 31,
                                   2002        2001
Air/Fluid Systems                  $ 318.8   $ 382.1
Cooling Systems                      245.4     510.1
Morse TEC                          1,160.1   1,066.4
TorqTransfer Systems                 280.8     266.6
Transmission Systems                 381.1     359.6
                                   -------- ----------
     Total                         2,386.2   2,584.8
Corporate, including equity in
 affiliates                          229.6     186.1
                                   -------- ---------
Consolidated                       $2,615.8  $2,770.9
                                   ========  =========
(9) Other non-recurring charges of $28.4 million were incurred in the fourth quarter of 2001. These charges primarily include adjustments to the carrying value of certain assets and liabilities related to businesses acquired and disposed of over the past three years. These charges are primarily non-employee related exit costs for certain non-production facilities the Company has previously sold or no longer needs and non-recurring product quality related charges. The 2001 non-recurring charges include $8.4 million of environmental remediation costs related to sold businesses and $12 million of product quality costs for issues with products that were sold by acquired businesses prior to acquisition, all of which have been fixed in the currently produced products.
Of the $28.4 million of pretax charges, $5.0 million represents non-cash charges. Approximately $3.3 million was spent in 2001, $8.4 million was transferred to environmental reserves in 2001, $3.0 million was spent in the six months ended June 30, 2002, and the remaining $8.7 million is expected to be spent over the next eighteen months. The Company expects to fund the total cash outlay of these actions with cash flow from operations.

The roll-forward for the balance of the other exit costs and non-recurring charges are detailed in the following table.

Other Exit Costs and
Non-Recurring
Charges
(in millions of dollars)
Balance, December 31, 2001         $ 11.7
Incurred                              3.0
Balance, June 30, 2002             $  8.7


(10) In April 2001, the Company completed the sale of its fuel systems business to an investor group led by TMB Industries, a private equity group. The transaction did not have a significant impact on the Company's results of operations, financial condition or cash flows.

(11) The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables, up to a maximum of $120 million. During the six months ended June 30, 2002, the amount of receivables sold ranged from $119 million to $120 million. There are no gains or losses booked as a result of these transactions. At June 30, 2002, the Company had sold $120 million of receivables under a $122.4 million Receivables Transfer Agreement for face value without recourse.

(12) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," SFAS No. 142, effective January 1, 2002, which specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 142 also requires that, upon adoption, goodwill be allocated to the Company's reporting units and a two-step impairment analysis be performed.

The Company adopted SFAS No. 142 effective January 1, 2002. Under the transitional provisions of the SFAS, the Company allocated goodwill to its reporting units and performed the two-step impairment analysis. The fair value of the Company's businesses used in determination of the goodwill impairment was computed using the expected present value of associated future cash flows. As a result of this analysis, the Company determined that goodwill associated with its Cooling Systems and Air/Fluid Systems operating businesses was impaired due to fundamental changes in their served markets, particularly the medium and heavy truck markets, and weakness at a major customer. As a result a charge of $269 million, net of taxes of $76 million, was recorded. The impairment loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. The changes in the carrying amount of goodwill (in millions of dollars) for the six months ended June 30, 2002, are as follows:

                                               Torq-
                    Air/Fluid Cooling   Morse  Transmission Transfer
                    Systems   Systems   TEC    Systems      Systems      Total

Balance at 12/31/2001    $228.9    $417.3    $385.4    $129.0    $0.0 $1,160.6
Translation adjustments     0.3       1.3       5.2                        6.8
Change in accounting
    principle  (73.5)    (271.5)   -            -               -     (345.0)
                         -------  --------   --------   ------- ------ ------
Balance at 6/30/2002     $155.7    $147.1    $390.6    $129.0    $0.0 $822.4
                         ======= ========    =======   ========  ==== =======

Also as a result of the adoption of SFAS 142, the Company did not amortize goodwill in 2002. The following table provides adjusted net income and earnings per share data for the quarters ended June 20, 2002 and 2001 as if goodwill had not been amortized during these periods:

               For the Quarter Ended June 30, 2002    2001
(in millions of dollars)
Reported net earnings                   $45.7     $24.7
Goodwill amortization, net of tax       -         6.5
                                        ------- ----------
Adjusted net earnings (loss)            $45.7     $31.2
                                        ======= ==========
Basic earnings (loss) per share:
Reported net earnings                   $1.72     $0.94
Goodwill amortization                   -         0.25
                                        -------- ---------
Adjusted net earnings (loss)            $1.72     $1.19
                                        ========= ==========

Diluted earnings (loss) per share:
Reported net earnings                   $1.70     $0.93
Goodwill amortization                   -         0.25
                                        -------- ---------
Adjusted net earnings (loss)            $1.70     $1.18
                                        ======== =========
For the Six Months Ended June 30,       2002      2001
(in millions of dollars)
Reported net earnings before cumulative
   effect of change in accounting
   principle                            $77.2     $45.8
Goodwill amortization, net of tax        -         13.2
                                        -------   --------
Adjusted net earnings before cumulative
   effect of change in accounting
   principle                            $77.2      $59.0
                                        ======== =========
Cumulative effect of change in accounting
   principle, net of tax                (269.0)        -
                                        ------- -----------
Adjusted net earnings (loss)           ($191.8)    $59.0
                                        ========= =========

Basic earnings (loss) per share:
Reported net earnings before cumulative
   effect of change in accounting
   principle                            $2.91     $1.74
                                        ======== ==========
Goodwill amortization                   -         0.50
Adjusted net earnings before cumulative
   effect of change in accounting p
   principle                            $2.91     $2.24
                                        ======== ==========
Cumulative effect of change in accounting
   principle, net of tax                ($10.15)     -
                                        --------- ---------
Adjusted net earnings (loss)            ($7.24)   $2.24
                                        ========= ========
Diluted earnings (loss) per share:
Reported net earnings before cumulative
   effect of change in accounting
   principle                            $2.88     $1.73
Goodwill amortization                   -          0.50
                                        -------  ----------
Adjusted net earnings before cumulative
     effect of accounting change        $2.88     $2.23
                                        ======== ==========
Cumulative effect of change in accounting
   principle, net of tax                ($10.04)    -
                                        --------  --------
Adjusted net earnings (loss)            ($7.16)   $2.23
                                        ========  =======
(13)In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary component of income and requires that such gain or loss be evaluated for extraordinary classification under the guidelines of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions and makes various other technical corrections to the existing pronouncements mentioned above. The adoption of SFAS No. 145 had no impact on the Company's results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on the Company's results of operations, financial position or cash flows.

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

RESULTS OF OPERATIONS

The Company's products fall into five reportable operating segments: Air/Fluid Systems, Cooling Systems, Morse TEC, TorqTransfer Systems and Transmission Systems. The following tables present net sales and earnings before interest and taxes (EBIT) by segment for the three and six months ended June 30, 2002 and 2001 in millions of dollars.

                         Three Months         Six Months
Net Sales                June 30,             June 30,
                         2002         2001       2002          2001
Air/Fluid Systems   $  105.3         $  94.6      205.4           185.5
Cooling Systems          62.5           58.1      115.8           116.4
Morse TEC                271.1          221.2     512.2           441.9
TorqTransfer Systems     160.7          129.3     297.5           254.7
Transmission Systems     128.9          109.8     244.6           213.8
Divested operations      -              -            -            18.0
                         ----------     --------  ---------      ----------
                         728.5          613.0     1,375.5       1,230.3
Inter-segment eliminations(16.1)       (11.0)     (29.2)         (21.5)
                         ----------     -------   ---------      --------
Net sales                $ 712.4      $ 602.0     $1,346.3       $1,208.8
                         =========      ========  =========      ========
                                Three Months                  Six Months
EBIT           June 30,            June 30,
                                 2001                      2001
                 2002    2001   As Adjusted  2002    2001 As Adjusted
Air/Fluid Systems    $ 10.0  $  6.1   $  7.7    $  17.5  $   9.0    $ 12.3
Cooling Systems         8.0     2.1      6.5       13.4      4.0      13.0
Morse TEC              40.4    30.9     33.8       75.3     58.9      64.9
TorqTransfer Systems   10.8     6.2      6.2       17.7     10.2      10.2
Transmission Systems   19.9    11.9     13.3       33.8     23.9      26.7
Divested operations     -        -        -          -     (0.2)     (0.2)
                     ------- ------- --------- -------- --------  ---------
EBIT                 $ 89.1  $ 57.2   $ 67.5    $ 157.7  $ 105.8   $ 126.9
                     ======== ====== ======== ========= ======== ===========

The 2001 as adjusted columns show the 2001 reported EBIT by segment, excluding goodwill amortization. This is to be comparable to the 2002 presentation, which required that goodwill not be amortized.

Consolidated sales for the second quarter ended June 30, 2002 totaled $712.4 million, an 18% increase over the second quarter of 2001. This increase was favorable compared to the total North American automotive market, which experienced production increases of 7%. Geographically, the Company's sales increase was most significant in North America and Europe with lesser amounts coming from Asia. Sales would have increased an additional $2.2 million except for weaker currencies, primarily in Japan and the Americas. Appreciation of European and other currencies did not have a significant impact on the Company's results as the average rates for the first six months of 2002 were generally slightly lower than for the same time period in 2001. The Morse TEC and Transmission Systems' businesses are the most affected by currency fluctuations in Europe, Asia, and the Americas.

Second quarter net income increased from $24.7 million, to $45.7 million, an 85% increase. The increase in operating income was positively impacted by the elimination of goodwill amortization in accordance with SFAS 142, which the Company adopted January 1, 2002. If goodwill amortization were removed from the 2001 results, the increase in income would have been 46%. Moreover, the increase in income was due to higher revenue, better gross margins, lower interest expense and a lower tax rate, and was partially offset by higher selling, general and administrative (SG&A) expenses.

For better comparability, all segment EBIT discussions will use adjusted 2001 figures as if they did not contain goodwill amortization.

The Air/Fluid Systems business' revenue increased 11% and EBIT increased $2.3 million, or 30% from 2001. The increase in revenue was due to higher sales to the major OEM customer of this business as well as the ramp-up in production volume of a European customer.

The Cooling Systems business' second quarter 2002 sales and EBIT increased 8% and 23% from second quarter 2001, respectively as a result of the stabilization of the medium and heavy truck market, especially in North America, and penetration into Asian markets. EBIT improved due to volume increases and cost controls.

The Morse TEC business had a sales increase of 23%. Contributing to the sales increase were strong sales of engine timing chains, increased usage of turbochargers, and continued strength in sales of sport utility vehicles, many of which utilize the Company's chain products for their four-wheel drive systems. EBIT increased 20% due to the increased volumes. The increase would have been greater except for the prorated portion of costs related to the Honeywell settlement disclosed more fully in Note 6.

The TorqTransfer Systems' business experienced a 24% sales increase and a 74% EBIT increase. This business has a relatively high fixed cost structure, which causes larger swings in earnings when production volume changes. This benefited the group during the second quarter of 2002 where revenue increased due to volume gains in four-wheel drive transfer case programs with Ford and Korean OEMs, and increased sales of the Company's new InterActive Torque Management
(ITM) all-wheel drive system to Honda.

Transmission Systems had a 17% sales increase and 50% increase in EBIT. Sales growth was strong in all regions for this business. The EBIT increase was driven by a combination of increased volume and cost controls.

Consolidated gross margin for the first quarter of 2002 was 24.5%, up 0.6 percentage points from the 2001 margin of 23.9%. The gross margin increase resulted from increased volumes as well as the benefit of productivity gains and cost control efforts. SG&A expenses increased $13.4 million and also increased as a percentage of sales from 9.9% to 10.2% of sales. This is due to higher health care and retiree costs, and higher risk management costs. Additionally, the SG&A category includes substantially all the Company's spending on R&D. For the second quarter of 2002, R&D spending totaled $28.2 million, or 4.0% of sales versus $29.7 million, or 4.9% of sales for the second quarter of 2001.

There was no goodwill amortization in 2002, compared to $20.9 million
year-to-date in 2001, due to the change in accounting
 standards where goodwill is no
longer amortized, but rather is periodically reviewed for impairment. The Company began breaking-out tooling amortization as a component of cost of sales.
This was due to increases in the amount of tooling outlays as a result of lower customer reimbursements and increases in new customer projects. Tooling amortization has always been a part of the Company's cost of sales.

Second quarter interest expense decreased $2.9 million from second quarter 2001 as a result of debt reductions throughout 2001 and 2002 as well as lower interest rates. At June 30, 2002, the amount of debt with fixed interest rates was 60% of total debt. Affiliate earnings, which consist primarily of the Company's 50% share of NSK-Warner in Japan, were up $1.3 million due to a strengthening in their business.

The Company's provision for income taxes is based on estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2002 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. In 2002, the Company completed a change in the ownership structure of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Company's foreign operations. The Company expects its effective tax rate for 2002 to be 34%.

Net income was $45.7 million for the second quarter, or $1.70 per diluted share, an increase of 85% over the previous year's second quarter. If last year's goodwill amortization were not included, the percentage of net income to sales would have been 5.2% for the second quarter of 2001 and the increase in income for the 2002 second quarter would have been 46%. Shares outstanding increased due to the exercise of options and contributions to benefit plans.

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

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2002, debt declined from year-end 2001 by $69.4 million, while cash and cash equivalents decreased by $2.7 million. Cash from operations contributed to the majority of the debt reduction. Capital spending for the three months was $29.2 million compared with $33.4 million last year. Careful capital spending remains an area of focus for the Company. The Company expects to spend less than $130 million on capital in 2002, but this expectation is subject to ongoing review based on market conditions. The Company expects that approximately 67% of its capital spending will be for new and expanded product programs, and the Company's new Powertrain Technical Center. The remaining spending is expected to be directed at cost reduction and productivity enhancement programs in order to maintain the Company's operating margins.

As of June 30, 2002 and December 31, 2001, the Company had sold $120 million of receivables under a Receivables Transfer Agreement for face value without recourse.

Since December 31, 2001, goodwill declined $338 million primarily due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This SFAS requires goodwill to be periodically reviewed for impairment at a level of detail at or below the reporting segment level. The Company had a goodwill write down of $345 million ($269 million after tax) as a result of the implementation of SFAS No. 142.

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

Patent infringement actions have been filed against the Company's turbocharger unit in Europe in late 2001 and in 2002 by Honeywell International. The Dusseldorf District Court in Germany entered a preliminary injunction against the Company on July 9 limiting the Company's ability to manufacture and sell a certain variable turbine geometry turbocharger in Germany until a patent hearing currently scheduled for December 18, 2002.

In order to continue the uninterrupted service to its customer, the Company paid Honeywell $25 million in July so that it could continue to make and ship disputed car turbochargers through June of 2003. The agreement with Honeywell partially settles litigation, suspends the July preliminary injunction and provides for a license to ship until June 2003. As part of the agreement, Honeywell agreed to not seek damages for shipments occurring before June 30, 2003. The Company is appealing the July preliminary injunction. The Company continues to believe that its current production designs do not violate the Honeywell patents and are not covered by their lawsuit. A hearing on the turbocharger model currently in dispute is still scheduled for December.

The Company will recognize expense of the $25 million license payments as it ships the affected products from January 2002 to June 2003.

Other Commitments and Contingencies

In support of a new product that will be launched in 2002, a third party has purchased $29.7 million of fixed assets. Upon release of the new product, the Company intends to lease these assets under an operating lease.

Dividends
On July 18, 2002, the Company declared a $0.15 per share dividend to be paid on August 15, 2002 to shareholders of record as of August 1, 2002.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142, effective January 1, 2002, specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 142 also requires that, upon adoption, goodwill be allocated to the Company's reporting units and a two-step impairment analysis be performed.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary component of income and requires that such gain or loss be evaluated for extraordinary classification under the guidelines of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions and makes various other technical corrections to the existing pronouncements mentioned above. The adoption of SFAS No. 145 had no impact on the Company's results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on the Company's results of operations, financial position or cash flows.


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


With respect to the patent infringement lawsuit filed by Honeywell International and previously disclosed in the Company's form 10-Q for the quarter ended March 31, 2002, the Dusseldorf District Court in Germany entered a preliminary injunction against the Company on July 9 limiting the Company's ability to manufacture and sell a certain variable turbine geometry turbocharger in Germany until a patent hearing currently scheduled for December 18, 2002.

In order to continue the uninterrupted service to its customer, the Company paid Honeywell $25 million in July so that it could continue to make and ship disputed car turbochargers through June of 2003. The agreement with Honeywell partially settles litigation, suspends the July preliminary injunction and provides for a license to ship until June 2003. The Company is appealing the July preliminary injunction. The Company continues to believe that its current production designs do not violate the Honeywell patents and are not covered by their lawsuit. A hearing on the turbocharger model currently in dispute is still scheduled for December.

Item 4.   Submission of Matters to a Vote of Security Holders

On April 24, 2002, the Company held its annual meeting of stockholders. At such meeting, William E. Butler, Paul E. Glaske and John Rau were elected as directors to serve for a term expiring in 2005. Each of Phyllis O. Bonanno, Andrew F. Brimmer, Jere A. Drummond, John F. Fiedler, Ivan W. Gorr, Timothy M. Manganello and Alexis P. Michas continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:

                                   For            Withheld
                                   -------        ------
               William E. Butler   22,489,647     278,441
               Paul E. Glaske      17,121,580     277,116
               John Rau            17,142,248     267,968

At such meeting, the selection of Deloitte & Touche LLP as independent auditors was approved by the following votes:

                              For            Against   Abstain   Not-Voted
                              ----------     -------   --------- ---------
                              22,080,662     677,440   9,985     0

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.1 Employment and Retirement Agreement dated July 1, 2002 between BorgWarner Inc. and Ronald M. Ruzic.

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     Exhibit 99.2   Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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



Date: August 14, 2002