Form 10-Q
period 2002-09-30
BORGWARNER INC
filed 2002-11-14
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                       For the Quarter ended September 30, 2002

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

On September 30, 2002 the registrant had 26,888,043 shares of Common Stock outstanding.


                                   BORGWARNER INC.
                                      FORM 10-Q
                         NINE MONTHS ENDED SEPTEMBER 30, 2002

                                        INDEX
Page No.

PART I.   Financial Information

Item 1.   Financial Statements
          Introduction                                  2

          Condensed Consolidated Balance Sheets at
          September 30, 2002 and December 31, 2001       3

          Consolidated Statements of Operations for the three
          months ended September 30, 2002 and 2001       4

          Consolidated Statements of Operations for the nine
          months ended September 30, 2002 and 2001       5

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2002 and 2001       6

          Notes to the Consolidated Financial Statements  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations           16

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risks                           22

Item 4.   Controls and Procedures                      22

PART II.  Other Information

Item 1.   Legal Proceedings                            23


Item 6.   Exhibits and Reports on Form 8-K             24

SIGNATURES                                             25

BORGWARNER INC.
FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 30, 2002

PART I.

ITEM 1.

BorgWarner Inc. and Consolidated Subsidiaries'
Financial Statements

The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                    BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (millions of dollars except share data)

                                   September 30,  December 31,
                                   2002           2001
ASSETS
Cash and cash equivalents          $  46.3          $   32.9
Receivables                          291.6            203.7
Inventories                          172.1            143.8
Deferred income tax asset             23.6             23.6
Investments in businesses held for sale 13.4           12.2
Prepayments and other current assets  40.4             25.1
                                   ---------      ----------
        Total current assets         587.4            441.3

Property, plant, and equipment at cost1,436.7        1,347.7
Less accumulated depreciation           (580.3)       (509.5)
                                     ---------      ----------
     Net property, plant and equipment   856.4         838.2

Tooling, net of amortization            84.6           84.1
Investments and advances                156.5          137.4
Goodwill, net                           822.9        1,160.6
Deferred income tax asset               52.6             5.7
Other non-current assets                112.1          103.6
                                        ---------      ---------
        Total other assets              1,228.7           1,491.4
                                        ----------     ----------
                                        $2,672.5         $2,770.9
                                        ==========     ==========
LIABILITIES & STOCKHOLDERS' EQUITY
otes payable                            $  12.6        $  35.6
Accounts payable and accrued expenses   465.3            410.6
Income taxes payable                    33.3              8.8
                                        -------        -------
        Total current liabilities       511.2            455.0
Long-term debt                          648.3            701.4
Long-term retirement-related liabilities401.3            393.0
Other long-term liabilities             114.3            105.9
                                        ---------      ---------
        Total long-term liabilities     515.6            498.9
Minority Interest                       12.5             11.4
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued        -           -
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued shares of
      27,325,314 in 2002 and outstanding
      shares of 26,888,043 in 2002           0.3       0.3
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; none issued
      and outstanding in 2002                -             -
Capital in excess of par value          734.1          715.7
Retained earnings                       299.1          470.9
Management shareholder note             (2.0)          (2.0)
Accumulated other comprehensive
  income (loss)                         (28.7)         (53.1)
Common stock held in treasury, at cost:
     437,271 shares in 2002             (17.9)       (27.6)
                                   ---------        --------
        Total stockholders' equity     984.9       1,104.2
                                   ---------      ---------
                                   $2,672.5        $2,770.9
                                   ===========    ==========
See accompanying Notes to Consolidated Financial Statements BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

Three Months Ended
  September 30,
                                        2002         2001
Net sales                          $  684.0       $ 559.9
Cost of sales                           556.1       451.5
		-----------  --------------
  Gross profit                          127.9       108.4

Selling, general and
  administrative expenses               73.2         59.2
Goodwill amortization                   0.0          10.4
Other, net                              (0.2)        (0.6)
		-----------  ------------
  Operating Income                      54.9           39.4
Equity in affiliate earnings, net of tax(4.5)          (3.3)
Interest expense and finance charges    9.3            12.3
		  -------------	---------------
   Income before income taxes           50.1           30.4
Provision for income taxes              16.4           10.9
Minority interest, net of tax            1.8           1.1
		  ----------	--------
     Net earnings                       $ 31.9         $ 18.4

Net earnings per share - Basic            $  1.19   $  0.70
                                        ========  =========
Net earnings per share - Diluted          $  1.18   $  0.70
                                        ========= =========

Average shares outstanding (thousands)
Basic          26,756        26,340
Diluted        26,989        26,496

Dividends declared per share  $   0.15 $   0.15
		======== =========

See accompanying Notes to Consolidated Financial Statements


BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)


                                        Nine Months Ended
                                        September 30,
                                        2002         2001
Net sales                               $ 2,030.3 $ 1,768.8
Cost of sales                           1,621.6     1,426.2
		------------ --------------
     Gross profit                       408.7        342.6
Selling, general and administrative
  expenses                              224.3        181.9
Goodwill amortization                   -            31.4
Other, net                              (0.6)       (1.1)
                                        --------  ---------
  Operating Income                      185.0       130.4
Equity in affiliate earnings, net of tax (13.9)    (12.0)
Interest expense and finance charges      28.7      37.5
                                        --------  -------
        Income before income taxes        170.2     104.9
Provision for income taxes                56.2       38.3
Minority interest, net of tax             4.9         2.4
                  --------- ---------

          Net earnings before cumulative
           effect of accounting change  109.1       64.2

Cumulative effect of change in accounting principle,
      net of tax                        (269.0)        -
                                        --------    ---------
    Net earnings/(loss)                 $(159.9)  $ 64.2
	                       ===== =======
Net earnings/(loss) per share - Basic

Net earnings per share before cumulative effect
 of accounting change                   $  4.10   $  2.44
        Cumulative effect of accounting
           change                         (10.11)      -
		--------- ------------

  Net earnings/(loss) per share         $  (6.01)  $  2.44
		====== =======

Net earnings/(loss) per share - Diluted
Net earnings per share before cumulative effect
      of accounting change              $   4.07   $  2.43
        Cumulative effect of accounting
          change                           (10.03)      -
		--------- -----------
        Net earnings/(loss) per share      (5.96) $  2.43
		======= =======

Average shares outstanding (thousands)
     Basic          26,602       26,300
     Diluted        26,835       26,456

Dividends declared per share $   0.45    $  0.45
		 ======= ======



See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (millions of dollars)
                                             Nine Months Ended
                                             September 30,
                                             2002     2001
Operating
Net earnings (loss)                          $(159.9)  $ 64.2
Non-cash charges to operations:
Depreciation                                 80.8      78.4
Amortization of tooling                      21.2      18.1
Goodwill amortization                        -         31.4
Cumulative effect of change in accounting
  principle, net of tax                      269.0     -
Employee retirement benefits                 17.3      -
Other, principally equity in affiliate earnings,
  net of tax                                 (13.8)    (10.2)
		------- -------------
     Net earnings (loss) adjusted for
          non-cash charges                   214.6     181.9
Changes in assets and liabilities, net of effects of
     acquisitions and divestitures:
Increase in receivables                      (76.3)    (42.1)
(Increase) decrease in inventories           (24.9)    8.0
Increase in prepayments and other
     current assets                          (13.3)    (3.6)
Increase in accounts payable and
     accrued expenses                        43.7      7.4
   Increase in income taxes payable          24.1      19.6
   Net change in other long-term assets
     and liabilities                         (0.8)     10.5
		-------- -----------
     Net cash provided by operating
          activities                         167.1     181.7
Investing
Capital expenditures                         (81.4)    (93.2)
Tooling outlays, net of customer
     reimbursements                          (17.3)    (22.2)
Net proceeds from asset disposals            9.0       1.4
Proceeds from sale of businesses             2.6       13.9
Tax refunds related to divestitures          20.5        -
		---------- -----------
Net cash used in investing activities        (66.6)    (100.1)
Financing
Net decrease in notes payable                (24.0)    (12.5)
Additions to long-term debt                  2.3       23.2
Reductions in long-term debt                 (65.1)    (65.3)
Payments for purchases of treasury stock     0.0       (0.7)
Proceeds from stock options exercised        9.6       3.9
Dividends paid                               (11.9)   (11.8)
                                             -------   -------
     Net cash used in financing activities   (89.1)    (63.2)
Effect of exchange rate changes on cash and
     cash equivalents                        2.0       (1.2)
		------- ---------
Net increase in cash and cash equivalents    13.4      17.2
Cash and cash equivalents at beginning of
     period                                  32.9      21.4
		-------- ----------
Cash and cash equivalents at end of period  $ 46.3     $  38.6
		======= =======
Supplemental Cash Flow Information
Net cash paid (received) during the period for:
   Interest                                  $31.2     $  39.1
   Income taxes                              (12.6)      13.8
Non-cash financing transactions:
Issuance of common stock for Executive Stock
  Performance Plan                             1.2       1.0
See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Research and development costs charged to expense for the three and nine months ended September 30, 2002 were $29.6 million and $87.3 million. Research and development costs charged to expense for the three and nine months ended September 30, 2001 were $30.0 million and $86.9 million, respectfully.

(2) Inventories consisted of the following (millions of dollars):

          September 30,   December 31,
          2002               2001
      Raw materials
      Work in progress
      Finished goods
  Total inventories      $  78.2   $  65.2
                            65.9      47.4
                            28.0      33.8
                         -------  ----------
                         $ 172.1   $ 146.4
                         ========= ==========
(3) The Company has a 50% interest in NSK-Warner K.K. (NSK-Warner), a joint venture based in Japan that manufactures automatic transmission components and systems. The Company's share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31.

The Company's investment in NSK-Warner was $150.9 million at September 30, 2002 and $128.8 million at December 31, 2001.

Following are summarized financial data for NSK-Warner. Balance sheet data is presented as of September 30, 2002 and March 31, 2002 and statement of income data is presented for the three and six months ended September 30, 2002 and 2001. The Company's results include its share of NSK-Warner's results for the three and nine months ended August 31, 2002 and August 31, 2001.

                              September 30,  March 31,
                              2002          2002
(in millions)
Balance Sheet
Current assets                $ 173.7   $ 147.2
Non-current assets            146.5     133.8
Current liabilities           93.9      83.1
Non-current liabilities       5.3       4.4

The equity as of September 30, 2002 and March 31, 2002 was $218.8 million and $191.4 million, respectively. There was no debt as of September 30, 2002 and March 31, 2002.

                    Three Months Ended
                    September 30, 2002      2001
      (in millions)
      Net sales          $ 83.0    $ 71.6
      Gross profit         19.9    13.8
      Net income           8.9     4.8

                    Six Months Ended
                  September 30, 2002        2001
       (in millions)
Net sales                $ 156.3   $ 141.9
Gross profit               36.1    28.3
Net income                 15.7    10.7


(4) The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2002 differed from the U.S. statutory rate primarily due to a)state income taxes, b)foreign rates which differ from those in the U.S. and
c)realization of certain business tax credits, including foreign tax credits and research and development credits. In 2002, the Company completed a change in the ownership structure of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Company's foreign operations. The Company expects its effective tax rate for 2002 to be approximately 33.1% on the basis of which the three and nine month income statements are presented.

(5) Following is a summary of notes payable and long-term debt:

                 September 30, 2002          December 31,2001
                     Current   Long-Term     Current   Long-Term
DEBT                    (millions of dollars)
Bank borrowings
Term loans due through 2011
 (at an average rate of 3.2% at
  September, 2002 and 3.0% at
  December, 2001)
7% Senior Notes due 2006,
 net of unamortized discount
 ($100 million converted to floating
 rate of 2.7% by interest rate swap)
6.5% Senior Notes due 2009,
 net of unamortized discount
 ($25 million converted to floating
 rate of 2.2% by interest rate swap)
8% Senior Notes due 2019,
 net of unamortized discount
7.125% Senior Notes due 2029,
 net of unamortized discount
Capital lease liability
     Total notes payable and
        long-term debt        $   6.6    $ 58.1   $30.6   $ 69.4
                                   6.0     29.6     5.0     31.2
                                   -         139.3     -    141.8
                                   -         164.9     -    164.7
                                   -         134.2     -    134.2
                                   -         122.0     -    159.9
                                   -         0.2       -    0.2
                              ------------ ---------- ------------ ------------
                              $12.6     $648.3    $35.6     $701.4
         ====== ====== ======= =======

The Company has a revolving credit facility that provides for borrowings up to $350 million through July, 2005. At September 30, 2002, there were no borrowings outstanding under the facility and the Company had $7.3 million of obligations under standby letters of credit. At December 31, 2001, $20.0 million of borrowings under the facility were outstanding in addition to $6.5 million of obligations under standby letters of credit.

The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional indebtedness.

The Company has entered into interest rate and currency swaps to manage interest rate and foreign currency risk. A summary of these instruments outstanding at September 30, 2002 follows (currency in millions):

                    Notional  Interest rates(b)   Floating interest
     Hedge Type      Amount   Receive    Pay      Rate basis

Interest Rate Swaps(a)        (Millions)
Fixed to floating   Fair value  $100      7.0%     2.7%     6 month LIBOR+.98%
Fixed to floating   Fair value  $ 25      6.5%     2.2%     6 month LIBOR+.45%

 Cross Currency Swap (matures in 2006)
 Floating $        Net   $50  2.7% -    6 mo. USD LIBOR+.98%  to
Yen 6,430    -      1.3% 6 mo. JPY LIBOR+1.18%


a) The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary, unless otherwise indicated.

b) Interest rates are as of September 30, 2002.

The ineffective portion of the cross currency swap was not material. There is no income statement impact due to changes in the fair value of these swaps.

(6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (PRPs) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 44 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at September 30, 2002 of approximately $21.2 million. The Company expects this amount to be expended over the next three to five years.

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

The Company has been working with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate the extent of the contamination. The investigation has revealed the presence of Polychlorinated Biphenyls (PCBs) in portions of the soil at the plant and neighboring areas. Kuhlman Electric and others, including the Company, have been sued in several related lawsuits, which claim personal injury and property damage. The Company has moved to be dismissed from some of these lawsuits.

The Company's lawsuit against Kuhlman Electric seeking declaration of the scope of the Company's contractual indemnity has been amicably resolved and dismissed.
The Company believes that its reserve for environmental liabilities is sufficient to cover any potential liability associated with these matters.

Patent infringement actions were filed against the Company's turbocharger unit in Europe in late 2001 and in 2002 by Honeywell International. The Dusseldorf District Court in Germany entered a preliminary injunction against the Company on July 9, 2002 limiting the Company's ability to manufacture and sell a certain variable turbine geometry turbocharger in Germany until a patent hearing currently scheduled for December 2002.

In order to continue uninterrupted service to its customer, the Company paid Honeywell $25 million in July 2002 so that it could continue to make and ship disputed car turbochargers through June of 2003. The agreement with Honeywell partially settles litigation, suspends the July 2002 preliminary injunction and provides for a license to ship until June 2003. As part of the agreement, Honeywell agreed to not seek damages for shipments occurring before June 30, 2003. The Company appealed the granting of the July preliminary injunction, but Honeywell withdrew the preliminary injunction before the Company's appeal could be heard. The Company continues to believe that its current production designs do not violate the Honeywell patents and are not covered by their lawsuit. A hearing on the turbocharger model currently in dispute is still scheduled for December 2002. It is anticipated that the District Court's decision will thereafter be issued in early 2003.

The Company has and will recognize expense of the $25 million license payment as it ships the affected products from January 2002 to June 2003.

During the third quarter, the Company entered into a lease obligation for $28.3 million in principal for machinery and equipment. The lease payments are expected to be $3.5 million in 2003. The lease extends until December 2005 and is being accounted for as an operating lease.

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

The following summarizes the components of other comprehensive income (loss) on a pretax and after-tax basis for the periods ended September 30,

(in millions)       Three Months Ended
                    2002           2001
                              Income                   Income
                              Tax       After-         Tax       After-
                    Pretax    Effect    tax  Pretax    Effect    tax
Foreign currency
 translation adjustments $ 11.9 $(2.7)  $9.2    $14.4  $ (5.3)  $ 9.1
Net income as reported                  31.9                     18.4
                                        -----                    -----
Total comprehensive income (loss)       $ 41.1                   $27.5
                                        ======                   =======

(in millions)       Nine Months Ended
                    2002                2001
                              Income                   Income
                              Tax       After-         Tax       After-
                    Pretax    Effect    tax  Pretax    Effect    tax
Foreign currency
 translation adjustments $32.3 $ (7.9)  $ 24.4 $(9.6)  $ 3.6     $(6.0)
Net income (loss) as reported           (159.9)                  64.2
                                        --------                 ------
Total comprehensive income (loss)       $(135.5)                 $ 58.2
                                        ========                 =======
     The components of accumulated other comprehensive income (loss),net of tax, in the Consolidated Balance Sheets are as follows:

(in millions)                           September 30, December 31,
                                             2002      2001
 Foreign currency translation adjustments    $ (9.8)   $ (34.2)
 Minimum pension liability adjustment         (18.9)     (18.9)
                                             --------  ---------
Total comprehensive income (loss)            $ (28.7)  $ (53.1)
                                             ========  ==========
The following tables show sales, earnings before interest and taxes and total assets for each of the Company's five reportable business segments (in millions of dollars).

                                        Sales
            Three Months Ended September 30, 2002   2001
                         Inter-                   Inter-
               Customer  segment   Net  Customer  segment   Net
Air/Fluid Systems $90.9 $ 3.0 $ 93.9    $81.9     $ 1.6     $83.5
Cooling Systems    62.2  -      62.2     53.3        -      53.3
Morse TEC          258.5 7.5    266.0   206.5       5.5     212.0
TorqTransfer Systems 153.7 1.0  154.7   114.1       0.3     114.4
Transmissions Systems 118.7 6.0 124.7   104.1       2.7     106.8
Divested Operations     -    -     -    -              -    -
Inter-segment elimi-
     nations            - (17.5) (17.5)  -        (10.1)    (10.1)
	 -------- --------- --------- ---------- ---------- ---------
Consolidated        $684.0 $ -   $ 684.0$ 559.9    $   -      $559.9
	===== ====== ===== ===== ====== =====

          Sales
               Nine Months Ended September 30, 2002   2001
                              Inter-                   Inter-
                    Customer  segment   Net  Customer  segment   Net
Air/Fluid Systems   $ 290.2   $ 9.1  $ 299.3 $263.5    $ 5.5    $269.0
Cooling Systems     177.9       -      177.9  169.6      -       169.6
Morse TEC           757.5      20.7    778.2 637.2     16.7      653.9
TorqTransfer Systems 449.8    2.4     452.2  368.2     0.9       369.1
Transmissions Systems354.9    14.4    369.3  312.3     8.3       320.6
Divested Operations      -    -    -         18.0      -         18.0
Inter-segment
  eliminations           -  (46.6)   (46.6)     -      (31.4)   (31.4)
      ------- -------- ---------- --------- ---------- ---------
Consolidated        $2,030.3  $ -   $ 2,030.3 $ 1,768.8  $-    $ 1,768.8
     ===== ==== ===== ====== ======= =====

                    Earnings Before                 Earnings Before
                    Interest & Taxes                Interest & Taxes
                    Three Months Ended         Nine Months Ended
                    September 30,                   September 30,
                          2001                            	2001
                      2002    2001   As Adjusted    2002     2001  As Adjusted
Air/Fluid Systems     $4.0  $  2.1   $  3.7       $ 21.4   $ 11.1   $ 16.0
Cooling Systems        6.9     1.9      6.3         20.2      6.0     19.3
Morse TEC             34.9    26.9     29.9        110.2     85.6     94.8
TorqTransfer Systems   7.4     2.5      2.5         25.2     12.7     12.7
Transmission Systems  16.3    12.0     13.4         50.1     35.9     40.1
Divested operations     -       -         -            -     (0.2)   (0.2)
                      ------ -------  -------     ------- ---------  -------
Total                 69.5    45.4     55.8        227.1    151.1    182.7
Corporate, including
  equity in affiliates(10.1)  (2.7)    (2.7)      (28.2)    (8.7)    (8.9)
                    -------  ------- -------     -------    -------   -----
EBIT                 $59.4  $ 42.7   $ 53.1      $ 198.9  $ 142.4  $ 173.8
                    =======   ====== =======      =======   =======   ======

The 2001 as adjusted columns show the 2001 reported EBIT by segment, excluding goodwill amortization. This is to be comparable to the 2002 presentation, which requires that goodwill not be amortized.


                         Total Assets
                         September 30,  December 31,
                         2002           2001
Air/Fluid Systems          $  321.8     $382.1
Cooling Systems               247.7      510.1
Morse TEC                    1,148.8    1,066.4
TorqTransfer Systems          286.0     266.6
Transmission Systems          380.6     359.6
                              -------   -------
     Total                    2,384.9   2,584.8
Corporate, including
     equity in affiliates     287.6     186.1
                              --------  --------
Consolidated                  $2,672.5  $2,770.9
                              ========= =========

(9) Other non-recurring charges of $28.4 million were incurred in the fourth quarter of 2001. These charges primarily include adjustments to the carrying value of certain assets and liabilities related to businesses acquired and disposed of over the past three years. These charges are primarily non-employee related exit costs for certain non-production facilities the Company has previously sold or no longer needs and non-recurring product quality related charges. The 2001 non-recurring charges include $8.4 million of environmental remediation costs related to sold businesses and $12 million of product quality costs for issues with products that were sold by acquired businesses prior to acquisition, all of which have been fixed in the currently produced products.
Of the $28.4 million of pretax charges, $5.0 million represents non-cash charges. Approximately $3.3 million was spent in 2001, $8.4 million was transferred to environmental reserves in 2001, $4.8 million was spent in the nine months ended September 30, 2002, and the remaining $6.9 million is expected to be spent over the next eighteen months. The Company expects to fund the total cash outlay of these actions with cash flow from operations.

The roll-forward for the balance of the other exit costs and non-recurring charges are detailed in the following table.

Other Exit Costs and
Non-Recurring
Charges
(in millions of dollars)
Balance, December 31, 2001         $ 11.7
Incurred                              4.8
                                   ------
Balance, September 30, 2002        $  6.9
                                   ======

(10) In April 2001, the Company completed the sale of its fuel systems business to an investor group led by TMB Industries, a private equity group. The transaction did not have a significant impact on the Company's results of operations, financial condition or cash flows.

(11) The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables, up to a maximum of $120 million. During the nine months ended September 30, 2002, the amount of receivables sold ranged from $119 million to $120 million. There are no gains or losses booked as a result of these transactions. At September 30, 2002, the Company had sold $120 million of receivables under a Receivables Transfer Agreement for face value without recourse.

(12) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, effective January 1, 2002, specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 142 also requires that, upon adoption, goodwill be allocated to the Company's reporting units and a two-step impairment analysis be performed.

The Company adopted SFAS No. 142 effective January 1, 2002. Under the transitional provisions of the SFAS, the Company allocated goodwill to its reporting units and performed the two-step impairment analysis. The fair value of the Company's businesses used in determination of the goodwill impairment was computed using the expected present value of associated future cash flows. As a result of this analysis, the Company determined that goodwill associated with its Cooling Systems and Air/Fluid Systems operating businesses was impaired due to fundamental changes in their served markets, particularly the medium and heavy truck markets, and weakness at a major customer. As a result a charge of $269 million, net of taxes of $76 million, was recorded. The impairment loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. The changes in the carrying amount of goodwill (in millions of dollars) for the nine months ended September 30, 2002, are as follows:

                                                       Torq-
               Air/Fluid Cooling   Morse  Transmission Transfer
               Systems    Systems  TEC    Systems      Systems      Total

Balance at 12/31/2001
               $228.9    $417.3    $385.4    $129.0    $0.0      $1,160.6
Translation
  adjustments     0.4       1.1       5.8                             7.3
Change in accounting
    principle   (73.5)   (271.5)        -       -     -          (345.0)
               --------  -------   --------  ------    -------   ---------
Balance at 9/30/2002
               $155.8    $146.9    $391.2    $129.0    $0.0      $822.9
               ========  =======   ========  ======    =======   ========

Also as a result of the adoption of SFAS 142, the Company did not amortize goodwill in 2002. The following table provides adjusted net income (loss) and earnings per share data for the three and nine months ended September 30, 2002 and 2001 as if goodwill had not been amortized during these periods:

                         For the Quarter Ended September 30,
                              2002         2001
(in millions of dollars)
Reported net earnings         $ 31.9         $ 18.4
Goodwill amortization, net of tax  -           6.6
		------- ---------
Adjusted net earnings         $ 31.9         $ 25.0
		==== =====

Basic earnings per share:
Reported net earnings         $ 1.19         $ 0.70
Goodwill amortization            -             0.24
		-------- ----------
Adjusted net earnings         $1.19          $ 0.94
		==== ======

Diluted earnings per share:
Reported net earnings         $1.18          $0.70
Goodwill amortization         -              0.24
Adjusted net earnings         $1.18         $0.94

For the Nine Months Ended September 30,
     2002         2001
(in millions of dollars)
Reported net earnings before cumulative
   effect of change in accounting principle  $109.1    $64.2
Goodwill amortization, net of tax            -          19.8
		-------- ---------
Adjusted net earnings before cumulative
   effect of change in accounting principle  $109.1     $84.0
Cumulative effect of change in accounting
   principle, net of tax                     (269.0)     -
		-------- ----------
Adjusted net earnings (loss)                 ($159.9)   $84.0
		===== =======
Basic earnings (loss) per share:
Reported net earnings before cumulative
   effect of change in accounting principle  $4.10     $2.44
Goodwill amortization                        -          0.74
		-------- ----------
Adjusted net earnings before cumulative
   effect of change in accounting principle  $4.10     $3.18
Cumulative effect of change in accounting
   principle, net of tax                     ($10.11)     -
		-------- ----------
Adjusted net earnings (loss)                 ($6.01)   $3.18
		==== ======

Diluted earnings (loss) per share:
Reported net earnings before cumulative
   effect of change in accounting principle  $4.07     $2.43
Goodwill amortization                        -          0.74
		------ ----------
Adjusted net earnings before cumulative
     effect of accounting change             $4.07     $3.17
Cumulative effect of change in accounting
   principle, net of tax                     ($10.03)     -
		------ ---------
Adjusted net earnings (loss)                 ($5.96)   $3.17
		=== ======

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

(14) Certain prior year amounts have been reclassified to conform to the current year presentation.

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

RESULTS OF OPERATIONS

The Company's products fall into five reportable operating segments: Air/Fluid Systems, Cooling Systems, Morse TEC, TorqTransfer Systems and Transmission Systems. The following tables present net sales and earnings before interest and taxes (EBIT) by segment for the three and nine months ended September 30, 2002 and 2001 in millions of dollars.

                      Three Months           Nine Months
Net Sales           September 30,            September 30,
                    2002       2001          2002         2001
Air/Fluid Systems   $  93.9$  83.5           299.3           269.0
Cooling Systems        62.2   53.3           177.9           169.6
Morse TEC             266.0   212.0          778.2           653.9
TorqTransfer Systems  154.7   114.4          452.2           369.1
Transmission Systems  124.7   106.8          369.3           320.6
Divested operations      -    -                  -            18.0
	-------- ------- ---------- ------------
                    701.55    70.0           2,076.9        1,800.2
Inter-segment eli-
 minations          (17.5)    (10.1)          (46.6)        (31.4)
	------- --------- --------- -----------
Net sales           $ 684.0   $ 559.9        $2030.3        $1,768.8
	==== ==== ====== =====


                Three Months       Nine Months
EBIT           September 30,       September 30,
                    2001           2001
                    2002   2001  As Adjusted  2002     2001  As Adjusted
Air/Fluid Systems    $  4.0  $  2.1   $  3.7    $  21.4  $  11.1 $16.0
Cooling Systems         6.9     1.9      6.3       20.2      6.0 19.3
Morse TEC              34.9    26.9     29.9      110.2     85.6 94.8
TorqTransfer Systems    7.4     2.5      2.5       25.2     12.7 12.7
Transmission Systems   16.3    12.0     13.4       50.1     35.9 40.1
Divested operations     -       -         -          -     (0.2) (0.2)
	---- -------- -------- ---------- --------- ---------
EBIT                $ 69.5    $ 45.4   $ 55.8 $ 227.1    $ 151.1   $ 182.7
	=== ==== ====== ===== ====== =======

The 2001 as adjusted columns show the 2001 reported EBIT by segment, excluding goodwill amortization. This is to be comparable to the 2002 presentation, which required that goodwill not be amortized.

Consolidated sales for the third quarter ended September 30, 2002 totaled $684.0 million, a 22.2% increase over the third quarter of 2001. This increase was favorable compared to the total North American automotive market, which experienced production increases of 11%. Geographically, the Company's sales increase was most significant in North America and Europe with lesser amounts coming from Asia. Sales increased an additional $5.1 million primarily due to stronger European currencies. The Morse TEC and Transmission Systems' businesses are the most affected by currency fluctuations in Europe, Asia, and the Americas.

Third quarter net income increased from $18.4 million to $31.9 million, a 73% increase. The increase in operating income was positively impacted by the elimination of goodwill amortization in accordance with SFAS 142, which the Company adopted January 1, 2002. If goodwill amortization were removed from the 2001 results, the increase in income would have been 28%. The increase in income was due to higher revenue and gross margin, lower interest expense and a lower tax rate, and was partially offset by higher selling, general and administrative (SG&A) expenses.

For better comparability, all segment EBIT discussions will use adjusted 2001 figures as if they did not contain goodwill amortization.

The Air/Fluid Systems business' revenue increased 12.5% and EBIT increased $0.3 million, or 8.1% from 2001. The increase in revenue was due to higher sales to the major OEM customer of this business as well as the ramp-up in production volume of a European customer.

The Cooling Systems business' third quarter 2002 sales and EBIT increased 16.7% and 9.5% from third quarter 2001, respectively. Penetration into Asian markets and U.S. aftermarket contributed to increased revenues. EBIT improved due to volume increases, but the EBIT margin decreased due to the impact of a plant consolidation.

The Morse TEC business had a sales increase of 25.5%. Contributing to the sales increase were strong sales of engine timing chains, increased usage of turbochargers, and continued strength in sales of sport utility vehicles, many of which utilize the Company's chain products for their four-wheel drive systems. EBIT increased 16.7% due to the increased volumes. The increase would have been greater except for the recognition of $6.5 million in costs related to the Honeywell agreement discussed more fully in Note 6.

The TorqTransfer Systems' business experienced a 35.2% sales increase and a 196% EBIT increase. This business has a relatively high fixed cost structure, which causes larger swings in earnings when production volume changes. This benefited the group during the third quarter of 2002 where revenue increased due to volume gains in new applications, such as GM, Kia, Honda and Hyundai. Existing applications to Ford were strong in the third quarter as well.

Transmission Systems had a 16.8% sales increase and 21.6% increase in EBIT. Sales growth was strong in all regions for this business, due to a combination of market conditions and new applications, both in North America and overseas. The EBIT increase was driven by a combination of increased volume and cost controls.

Consolidated gross margin for the third quarter of 2002 was 18.7%, down 0.7 percentage points from the 2001 margin of 19.4%. The gross margin was negatively impacted by about 1% due to the recognition of $6.5 million of costs related to the Honeywell agreement. Without that charge, the gross margin would have been 19.6%, continuing the trend of gross margin increases over the prior year. SG&A expenses increased $14.0 million and also increased as a percentage of sales from 10.6% to 10.7% of sales. This is due to higher health care and retiree costs, and higher risk management costs. Additionally, the SG&A category includes substantially all the Company's spending on R&D. For the third quarter of 2002, R&D spending totaled $29.6 million, or 4.3% of sales versus $30.0 million, or 5.4% of sales for the third quarter of 2001.

There was no goodwill amortization in 2002, compared to $31.4 million year-to-date in 2001, due to the change in accounting standards where goodwill is no longer amortized, but rather is periodically reviewed for impairment.

Third quarter interest expense decreased $3.0 million from third quarter 2001 as a result of debt reductions throughout 2001 and 2002 as well as lower interest rates. At September 30, 2002, the amount of debt with fixed interest rates was 60% of total debt. Affiliate earnings, which consist primarily of the Company's 50% share of NSK-Warner in Japan, were up $1.2 million due to a strengthening in their business.

The Company's provision for income taxes is based on estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2002 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. In 2002, the Company completed a change in the ownership structure of certain of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Company's foreign operations. The Company expects its effective tax rate for 2002 to be 34%.

Net income was $31.9 million for the third quarter, or $1.18 per diluted share, an increase of 73% over the previous year's third quarter. If last year's goodwill amortization were not included, the increase in income for the 2002 third quarter would have been 28%. Shares outstanding increased due to the exercise of options and contributions to benefit plans.

For the remainder of 2002, the Company remains concerned about production rates, particularly in North America. While it appears that short-term production rates in 2002 will be higher than 2001, there is uncertainty regarding the remainder of the year. This holds true for both the light vehicle market and the heavy truck market. As a result, the Company is continuing to be cautious in its capital investment plans and other spending. Despite these issues, the Company maintains a positive long-term outlook for its business and is committed to ongoing strategic investments in capital and new product development to enhance its product leadership strategy.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2002, debt declined from year-end 2001 by $76.1 million, while cash and cash equivalents increased by $13.4 million. Cash from operations contributed to the majority of the debt reduction. Capital spending for the three months was $26.1 million compared with $42.6 million last year. Careful capital spending remains an area of focus for the Company. The Company expects to spend less than $130 million on capital in 2002, but this expectation is subject to ongoing review based on market conditions. The Company expects that approximately 67% of its capital spending will be for new and expanded product programs, and the Company's new Powertrain Technical Center. The remaining spending is expected to be directed at cost reduction and productivity enhancement programs in order to maintain the Company's operating margins.

As of September 30, 2002 and December 31, 2001, the Company had sold $120 million of receivables under a Receivables Transfer Agreement for face value without recourse.

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

Patent infringement actions were filed against the Company's turbocharger unit in Europe in late 2001 and in 2002 by Honeywell International. The Dusseldorf District Court in Germany entered a preliminary injunction against the Company on July 9 limiting the Company's ability to manufacture and sell a certain variable turbine geometry turbocharger in Germany until a patent hearing currently scheduled for December 2002.

In order to continue uninterrupted service to its customer, the Company paid Honeywell $25 million in July 2002 so that it could continue to make and ship disputed car turbochargers through June of 2003. The agreement with Honeywell partially settles litigation, suspends the July 2002 preliminary injunction and provides for a license to ship until June 2003. As part of the agreement, Honeywell agreed to not seek damages for shipments occurring before June 30, 2003. The Company appealed the granting of the July preliminary injunction, but Honeywell withdrew the preliminary injunction before the Company's appeal could be heard. The Company continues to believe that its current production designs do not violate the Honeywell patents and are not covered by their lawsuit. A hearing on the turbocharger model currently in dispute is still scheduled for December 2002. It is anticipated that the District Court's decision will thereafter be issued in early 2003.

The Company has and will recognize expense of the $25 million license payment as it ships the affected products from January 2002 to June 2003.

Other Commitments and Contingencies

During the third quarter, the Company entered into a lease obligation for $28.3 million in principal for machinery and equipment. The lease payments are expected to be $3.5 million in 2003. The lease extends until December 2005 and is being accounted for as an operating lease.

Dividends
On October 9, 2002, the Company declared a $0.15 per share dividend to be paid on November 15, 2002 to shareholders of record as of November 1, 2002.
New Accounting Pronouncements

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

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls pursuant to Exchange Act Rule 13a - 14 within the 90-day period prior to the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

PART II

Item 1.   Legal Proceedings

There have been no significant developments in the legal proceedings disclosed in the Company's Form 10-Q for the quarter ended March 31, 2001.

With respect to the patent infringement lawsuit filed by Honeywell International and previously disclosed in the Company's form 10-Q for the quarter ended March 31, 2002, the Dusseldorf District Court in Germany entered a preliminary injunction against the Company on July 9 limiting the Company's ability to manufacture and sell a certain variable turbine geometry turbocharger in Germany until a patent hearing currently scheduled for December 2002.

In order to continue uninterrupted service to its customer, the Company paid Honeywell $25 million in July 2002 so that it could continue to make and ship disputed car turbochargers through June of 2003. The agreement with Honeywell partially settles litigation, suspends the July 2002 preliminary injunction and provides for a license to ship until June 2003. As part of the agreement, Honeywell agreed to not seek damages for shipments occurring before June 30, 2003. The Company appealed the granting of the July preliminary injunction, but Honeywell withdrew the preliminary injunction before the Company's appeal could be heard. The Company continues to believe that its current production designs do not violate the Honeywell patents and are not covered by their lawsuit. A hearing on the turbocharger model currently in dispute is still scheduled for December 2002. It is anticipated that the District Court's decision will thereafter be issued in early 2003.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Reports on Form 8-K

July 7, 2002   The Company issued a press release relating to a patent
infringement lawsuit.

August 8, 2002   John F. Fiedler, Chief Executive Officer, and George E.
Strickler, Chief Financial Officer, submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

August 16, 2002   John F. Fiedler and the Five Dancing Bears L.P. entered into a trading plan pursuant to Rule 10b5(c)-1 of the Securities and Exchange Act of 1934.



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



                              BorgWarner Inc.
                              (Registrant)
                              By    /s/ William C. Cline
                              (Signature)
                              William C. Cline
                              Vice President and Controller
                              (Principal Accounting Officer)



Date: November 14, 2002

CERTIFICATION

I, John F. Fiedler, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of BorgWarner Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

          /s/ John F. Fiedler
          ------------------------
          John F. Fiedler
                    Chairman of the Board and Chief Executive Officer
                                   CERTIFICATION

I, George E. Strickler, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of BorgWarner Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ George E. Strickler
                                        --------------------------
                                        George E. Strickler
                                        Chief Financial Officer