Form 10-K
period 2002-12-31
BORGWARNER INC
filed 2003-03-21
CIK 908255

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002	Commission File Number: 1-12162

BorgWarner Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3404508
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 South Michigan Avenue

Chicago, Illinois 60604
(312) 322-8500
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered Pursuant to Section 12(g) of the Act: None

      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant) on March 7, 2003 was approximately $1.24 billion. As of March 7, 2003, the registrant had 26,707,063 shares of Common Stock outstanding.

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Part of Form 10-K
into which
Document	incorporated

BorgWarner Inc. 2002 Annual Report to Stockholders	Parts I, II and IV
BorgWarner Inc. Proxy Statement for the 2003 Annual Meeting of Stockholders	Part III

BORGWARNER INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.	Business

      BorgWarner Inc. (the “Company”), a Delaware corporation, was incorporated in 1987. The Company is a leading, global Tier I supplier of highly engineered systems and components, primarily for vehicle powertrain applications. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of passenger cars, sport utility vehicles, trucks, and commercial transportation products. The Company operates manufacturing and technical facilities in 43 locations in 14 countries serving customers in North America, South America, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.

Financial Information About Segments

      Incorporated herein by reference is Note Fourteen of the Notes to Consolidated Financial Statements on pages 56 and 57 of the Company’s Annual Report for the year ended December 31, 2002 (the “Company’s Annual Report”) filed as an exhibit to this report.

Narrative Description of Operating Segments

      Effective January 1, 2003, the Company will be reporting its results under its reorganized structure of two reportable operating segments: Driveline and Engine. The Driveline segment is primarily the combination of the TorqTransfer Systems and Transmission Systems segments. The Engine segment is primarily the combination of the Morse TEC, Air/ Fluid Systems, and Cooling Systems segments. For purposes of this report, the Company’s products fall into five reportable operating segments: Morse TEC, Air/ Fluid Systems, Cooling Systems, TorqTransfer Systems and Transmission Systems. Net revenues by segment for the three years ended December 31, 2002, 2001 and 2000, are as follows (in millions of dollars):

	Year Ended December 31,

	2002	2001	2000

Morse TEC	$1,046.9	$869.4	$885.8
Air/ Fluid Systems	388.4	357.8	427.8
Cooling Systems	235.8	220.5	281.3
TorqTransfer Systems	630.1	500.1	526.7
Transmission Systems	495.2	428.8	437.5
Divested operations and businesses held for sale	—	18.0	132.9
Inter-segment eliminations	(65.3)	(43.0)	(46.1)

Net sales	$2,731.1	$2,351.6	$2,645.9

      The sales information presented above excludes the sales by the Company’s unconsolidated joint ventures. (See “Joint Ventures” section). Such sales totaled approximately $318 million in 2002, $301 million in 2001 and $348 million in 2000. Divested operations and businesses held for sale include the fuel systems business which was sold in April 2001 and the HVAC business which was sold in 2000.

Morse TEC

      Morse TEC manufactures chain and chain systems, including HY-VO® front-wheel drive (“FWD”) transmission chain and four-wheel drive (“4WD”) chain, MORSE GEMINI® Chain Systems, timing chain and timing chain systems, crankshaft and camshaft sprockets, chain tensioners and snubbers and turbochargers for passenger car and commercial vehicle applications. These products are provided from facilities in North America, South America, Europe and Asia.

      HY-VO® chain is used in transmissions and for 4WD transfer case applications. Transmission chain is used to transfer power from the engine to the transmission. The Company’s MORSE GEMINI® Chain System emits significantly less chain pitch frequency noise than conventional transmission chain systems. The chain in a transfer case distributes power between the front and rear output shafts which, in turn, drive the front and rear wheels. The Company believes it is the world’s leading manufacturer of chain for FWD transmissions and 4WD transfer cases.

      The Company’s timing chain system is used on Ford’s family of overhead cam engines, including the Duratech and Triton and new in-line 4 cylinder engines, as well as Chrysler’s 2.7 liter, 3.7 liter, 4.7 liter and 5.7 liter overhead cam engines. The Company has been selected to provide timing systems for a number of Japanese and European applications. The Company believes that it is the world’s leading manufacturer of timing chain systems.

      Morse TEC also provides turbochargers for passenger car, commercial vehicle and industrial applications for diesel and gasoline engine manufacturers in Europe, North America, South America and Asia. Morse TEC has greatly benefited from the growth in turbocharger demand in Europe. This growth is linked to the increasing demand for diesel engine passenger cars. Benefits of turbochargers in both passenger car and commercial vehicle applications include increased power for a given engine size, improved fuel economy and significantly reduced emissions. The Company believes it is a leading manufacturer of turbochargers worldwide.

Air/ Fluid Systems

      Air/ Fluid Systems designs and manufactures sophisticated electro-mechanical, mechanical and electronic components and systems used for automated transmissions, fluid pumps, engine air intake modules, engine emission controls and actuation systems. Key products for transmission controls include single function solenoids, complex solenoids and multi-function modules. The Company also manufactures a wide variety of fluid pumps, including engine hydraulic pumps for variable cam timing and engine lubrication. Key products for engine air intake management include throttle bodies, intake manifolds, throttle position sensors and complete engine induction systems. The Company also designs and manufactures products to control emissions and improve gas mileage such as electric air pumps, air control valves and exhaust gas recirculation valves. These products are provided from facilities in the United States and France.

Cooling Systems

      Cooling Systems is a global provider of engine cooling solutions. The group manufactures and markets air sensing fan drives that can be mechanically controlled and electronically controlled fan drives that sense and respond to multiple cooling requirements simultaneously. Cooling Systems also manufactures and markets polymer fans for engine cooling systems. Product features provide improved vehicle fuel economy and reduced engine emissions while minimizing parasitic horsepower loss. These advanced cooling systems products are manufactured by facilities in the U.S., Germany, U.K., Brazil, Korea, and China. The Company is a leading global provider of such products, but competes with other large independent producers. This business serves the global light, medium, and heavy vehicle markets, as well as selected off-highway applications.

TorqTransfer Systems

      TorqTransfer Systems’ products include 4WD and all-wheel drive transfer cases and torque management systems to transfer torque within the drivetrain for rear wheel drive and FWD based vehicles. The main focus is on electronically controlled torque management devices and systems. TorqTransfer Systems’ products are manufactured in North America, Asia and Europe.

      Transfer cases are installed primarily on light trucks and sport-utility vehicles (“SUVs”). A transfer case attaches to the transmission and distributes torque to the front and rear axles for 4WD, improving vehicle control during off-road use and in a variety of road conditions. The Company has designed and developed an exclusive 4WD TORQUE-ON-DEMAND® (“TOD”) transfer case system, which allows vehicles to automatically shift from two-wheel drive to 4WD when electronic sensors indicate it is necessary. The TOD® transfer case is available on the Ford Explorer, the best selling sport-utility vehicle in the United States in 2002, 2001 and 2000, and the Ford Expedition, Lincoln Navigator, Isuzu Trooper and SsangYong Musso. In 2001, this technology was also adopted by Hyundai for its Terracan SUV, and was launched on the Kia Sorento in 2002.

      Sales of 4WD transfer cases represented approximately 22%, 20% and 19% of the Company’s total revenues for 2002, 2001 and 2000, respectively. The Company believes it is the world’s leading independent manufacturer of 4WD transfer cases, producing over one million transfer cases in 2002. The Company’s largest customer of 4WD transfer cases is Ford Motor Company. The Company supplies the majority of the 4WD transfer cases for Ford, including those installed in the Ford Explorer, the Ford Expedition, the Ford F-150 and Ranger pick-up trucks, the Mercury Mountaineer and the Lincoln Navigator. The Company also began supplying transfer cases to several new General Motors applications in 2002 including the Hummer H2, the Cadillac Escalade, the Chevrolet Tahoe and Suburban, along with the GMC Yukon and Yukon XL.

      The Company’s newest four-wheel drive product is the INTERACTIVE TORQUE MANAGEMENTTM (“ITM”) system. This product was introduced on the Acura MDX in 2000 and was launched on the new Honda Pilot in 2002. ITMTM uses electronically controlled clutches to distribute power to the individual rear wheels when traction is required. The Company is actively involved in developing this technology for new applications in both front wheel drive based cross-over vehicles and passenger cars. A variant of this product, ITM 1TM, which features a single clutch pack in front of the rear axle differential, was launched on the Hyundai Santa Fe in 2002.

Transmission Systems

      The Company engineers and manufactures components for automatic transmissions and the systems that combine such components in North America, Asia and Europe. Principal product lines include friction plates, one-way clutches, transmission bands and torque converter lock-up clutches for automatic transmissions. The Company is a supplier to virtually every major automatic transmission manufacturer in the world. The Company’s 50%-owned joint venture in Japan, NSK-Warner Kabushiki Kaisha (“NSK-Warner”), is a leading producer of friction plates and one-way clutches in Japan.

Joint Ventures

      As of December 31, 2002, the Company had seven joint ventures in which it has a less-than-100% ownership interest. Results from five of these ventures, in which the Company is the majority owner, are consolidated as part of the Company’s results. The Company’s ownership interest in NSK-Warner and Hitachi Warner is 50% each. Such interests are reported using the equity method of accounting.

      Management of the unconsolidated joint ventures is shared with the Company’s respective joint venture partners. Certain information concerning the Company’s joint ventures is set forth below:

			Percentage
			Owned by		Location		Fiscal 2002
		Year	the		of		Sales ($ in
Joint Venture	Products	Organized	Company		Operation	Joint Venture Partner	millions)

Unconsolidated
NSK-Warner K.K	Friction products	1964	50%		Japan	Nippon Seiko K.K.	$304
Hitachi Warner Turbo Systems, Ltd.	Turbochargers	2001	50%		Japan	Hitachi	$14
Consolidated
BorgWarner Transmission Systems Korea, Inc.	Friction products	1987	60	%(a)	Korea	NSK Warner K.K.	$70
Divgi-Warner Limited	Transfer cases and automatic locking hubs	1995	60%		India	Divgi Metalwares, Ltd.	$4
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans, fan drives	1999	70%		China	Ningbo Shenglong Group Co., Ltd.	$11
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%		China	Beijing Automotive Industry Corporation	$2
BorgWarner Morse TEC Murugappa Pvt. Ltd.	Chain products and engine timing system components	2002	74%		India	TI Diamond Chain Ltd.	$1

(a)	BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea, Inc. giving the Company an effective ownership interest of 80%.

      See Note Fourteen of the Notes to Consolidated Financial Statements on pages 56 and 57 of the Company’s Annual Report for geographic information.

Customers

      Approximately 79% of the Company’s total sales in 2002 were to automotive OEMs, with the remaining 21% of the Company’s sales to a diversified group of industrial, construction and agricultural vehicle manufacturers, auto part manufacturers and to distributors of automotive aftermarket and replacement parts.

      The Company’s worldwide sales in 2002 to Ford, DaimlerChrysler and General Motors Corporation constituted approximately 26%, 20% and 12%, respectively, of its 2002 consolidated sales. Approximately 32% of consolidated sales for 2002 were outside the United States, including exports. However, a substantial portion of such sales was to foreign OEMs of vehicles that are, in turn, exported to the United States. See Note Fourteen of the Notes to Consolidated Financial Statements on pages 56 and 57 of the Company’s Annual Report.

      The Company’s automotive products are generally sold directly to OEMs substantially pursuant to either negotiated long-term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon the production schedules of the OEMs. The Company ships its products directly from its plants to the OEMs.

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

Research and Development

      Each of the Company’s operating segments has its own research and development (“R&D”) organization. Five hundred and thirty-four employees, including engineers, mechanics and technicians, are engaged in R&D activities at Company facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life testing and dynamometer laboratories.

      By working closely with the OEMs and anticipating their future product needs, the Company’s R&D personnel conceive, design, develop and manufacture new proprietary automotive components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to obtain new orders from its OEM customers.

      Consistent with its strategy of developing technologically innovative products, the Company spent approximately $109.1 million, $104.5 million and $112.0 million in 2002, 2001 and 2000, respectively, on R&D activities. Not included in the reported R&D activities were customer-sponsored R&D activities that were approximately $14.2 million, $20.0 million and $12.5 million in 2002, 2001 and 2000, respectively.

Patents and Licenses

      The Company has approximately 3,300 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company’s business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company’s financial position or future operating results. The Company owns numerous trademarks, some of which are valuable but none of which are essential to its business in the aggregate.

      The Company owns the “BorgWarner” and “Borg-Warner Automotive” trade names and housemarks, and variations thereof, which are material to the Company’s business.

Competition

      Each of the Company’s operating segments competes worldwide with a number of other manufacturers and distributors which produce and sell similar products. Price, quality and technological innovation are the primary elements of competition. Competitors include vertically integrated units of the Company’s major OEM customers, as well as a large number of independent domestic and international suppliers, some of which were formerly part of the Company’s OEM customers. Many of these companies are larger and have greater resources than the Company.

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

      For many of its products, the Company’s competitors include suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs and, in some cases, export subsidies and/or raw materials subsidies.

Employees

      As of December 31, 2002, the Company and its consolidated subsidiaries had approximately 14,000 salaried and hourly employees (as compared with approximately 13,000 employees at December 31, 2001), of which approximately 8,600 were U.S. employees. Approximately 28% of the Company’s domestic hourly workers are unionized. The hourly workers at the Company’s European facilities are also unionized. The Company believes its present relations with employees to be satisfactory.

Raw Materials

      Each of the Company’s operating segments believes that its supplies of raw materials for manufacturing requirements in 2003 are adequate and are available from multiple sources. It is common, however, for customers to require their prior approval before certain raw materials or components can be used, thereby reducing sources of supply that would otherwise be available. Manufacturing operations for each of the Company’s operating segments are dependent upon natural gas, fuel oil, and electricity.

Environmental Regulation and Proceedings

      The Company’s operations are subject to federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that it has operated its business and facilities in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. However, the operation of automotive parts manufacturing plants entails risks in these areas even for a company complying with all laws, and there can be no assurance that the Company will not incur material costs or liabilities. In addition, through various acquisitions over the years, the Company has acquired a number of manufacturing facilities and there can be no assurance that the Company will not incur material costs and liabilities relating to activities which predate the Company’s ownership. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

      The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its financial position or future operating results, although no assurance can be given in this regard. Capital expenditures and expenses in 2002 attributable to compliance with such legislation were not material.

      The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of cleanup and other remedial activities at 44 such sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

      Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities in the aggregate amount of approximately $20.3 million at December 31, 2002. The Company expects this amount to be expended over the next three to five years.

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

      The Company has been working with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate the extent of the contamination. The investigation has revealed the presence of polychlorinated biphenyls (“PCBs”) in portions of the soil at the plant and neighboring areas. Kuhlman Electric and others, including the Company, were sued in several related lawsuits, which claim personal and property damage. The Company has moved to be dismissed from some of these lawsuits.

      The Company’s lawsuit against Kuhlman Electric seeking declaration of the scope of the Company’s contractual indemnity has been amicably resolved and dismissed. The Company believes that the reserve for environmental liabilities is sufficient to cover any liability associated with this matter. However, due to the nature of environmental liability matters, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount reserved.

Available Information

      Through its website (www.bwauto.com), the Company makes available, free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed.

Executive Officers of the Registrant

      Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 7, 2003.

Name	Age	Position With Company

Timothy M. Manganello	53	President and Chief Executive Officer
George E. Strickler	55	Executive Vice President and Chief Financial Officer
Robert D. Welding	54	Executive Vice President
William C. Cline	53	Vice President and Controller
Kimberly L. Dickens	41	Vice President, Human Resources
Anthony D. Hensel	44	Vice President
Laurene H. Horiszny	47	Vice President, General Counsel and Secretary
John A. Kalina	57	Vice President and Chief Information Officer
John J. McGill	48	Vice President
Jeffrey L. Obermayer	47	Vice President and Treasurer
Alfred O. Weber	45	Vice President
F. Lee Wilson	48	Vice President
Roger J. Wood	40	Vice President

      Mr. Manganello has been Chief Executive Officer since February 2003 and President of the Company since February 2002. He was also President and Chief Operating Officer of the Company from February 2002 until February 2003. He was Executive Vice President from June 2001 until February, 2002. He was Vice President of the Company from February 1999 to June 2001 and President and General Manager of BorgWarner TorqTransfer Systems Inc. from February 1999 until February 2001. He was Vice President, Operations of BorgWarner TorqTransfer Systems Inc., Muncie Plant from December 1995 until January 1999.

      Mr. Strickler has been Executive Vice President and Chief Financial Officer of the Company since March 2001. He was Executive Vice President and Chief Financial Officer of Lake West Group, a retail consulting firm, from December 1999 to March 2001. He was Corporate Vice President of Goodyear Tire & Rubber Co. and Vice President — Finance of the North America Tire Division from 1996 to September 1999.

      Mr. Welding has been Group President of the Driveline Group since December 2002, Executive Vice President of the Company since November 1999, and President of BorgWarner Transmission Systems Inc. since May 1996. He was Vice President of the Company from May 1996 until October 1999.

      Mr. Cline has been Vice President and Controller of the Company since May 1993.

      Ms. Dickens has been Vice President, Human Resources of the Company since February 2002. She was Vice President, Human Resources, BorgWarner Transmission Systems Inc. from June 1999 until February 2002. She was Manager, Human Resources, of BorgWarner Transmission Systems Inc.’s Bellwood Plant from June 1994 until June 1999.

      Mr. Hensel has been Vice President of the Company since July 2002. He was Vice President — Finance of BorgWarner Morse TEC Inc. from July 1999 to June 2002. He was the Finance Director of 3K Warner Turbo Systems from September 1998 to June 1999. He was Plant Controller of BorgWarner Transmission Systems Inc.’s Bellwood Plant from October 1996 to August 1998.

      Ms. Horiszny has been Vice President, Secretary and General Counsel of the Company since May 1993.

      Mr. Kalina has been Vice President, Chief Information Officer of the Company since January 1999. He was an Executive IT Consultant for IBM from August 1997 until January 1999 and was Chief Information Officer for Walbro Corporation from September 1995 until December 1996.

      Mr. McGill has been President and General Manager of BorgWarner TorqTransfer Systems Inc. since December 2002 and Vice President of the Company since October 1999. He was President and General Manager of BorgWarner Cooling Systems Inc. from October 1999 until December 2002. He was General Manager of Eaton’s Fluid Power Division from January 1998 to October 1999.

      Mr. Obermayer has been Vice President and Treasurer of the Company since December 1999. He was Acting Treasurer from June 1999 until December 1999 and Vice President, Finance & Business Development — BorgWarner Transmission Systems Inc. from April 1999 until December 1999. He was Vice President and Controller of BorgWarner Transmission Systems Inc. from October 1996 until April 1999 and was Director, Financial Planning & Investments of the Company from January 1994 until September 1996.

      Mr. Weber has been Vice President of the Company since July 2002 and has been the President and General Manager of BorgWarner Emissions/ Thermal Systems since December 2002. He was President and General Manager of BorgWarner Air/ Fluid Systems Inc. from July 2002 until December 2002. He was Vice President, Passenger Car Operations, of BorgWarner Turbo Systems Inc. from January 1999 to June 2002. He was Plant Manager of the BorgWarner Turbo Systems Inc., Kirchheimbolanden, Germany Plant, from 1994 to December 1998.

      Mr. Wilson has been Vice President of the Company and President and General Manager of BorgWarner Turbo Systems Inc. since January 2000. He was a Director for Allied Signal Aerospace (n/k/a Honeywell) for various product lines from October 1997 to December 1999. From January 1996 until September 1997, he was Product Director — Commercial Diesel Turbochargers Worldwide for Allied Signal Aerospace.

      Mr. Wood has been Vice President of the Company and President of BorgWarner Morse TEC Inc. since January 2001. He was Vice President of Business Development of BorgWarner TorqTransfer Systems Inc. from September 1999 to January 2001. From January 1999 until September 1999, he was Vice President — Operations, Transmission Components of BorgWarner Morse TEC Inc. and from January 1996 until December 1998, he was Vice President — Operations, Engine Timing Components of BorgWarner Morse TEC Inc.

Item 2.	Properties

      As of December 31, 2002, the Company had 43 manufacturing and technical facilities strategically located throughout the United States and worldwide. In addition to its domestic manufacturing facilities, the Company has four facilities in each of Germany and India, three facilities in the United Kingdom, two facilities in each of Brazil, China, and Korea and one facility in each of Canada, France, Hungary, Italy, Japan, Mexico, and Taiwan. The Company also has several sales offices, warehouses and technical centers. The Company’s executive offices, which are leased, are located in Chicago, Illinois. In general, the Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

      The following is additional information concerning the headquarters and the major manufacturing plants operated by the Company and its consolidated subsidiaries. Unless otherwise noted, these plants are owned by the Company.

2002 Percent of
Capacity
Locations	Utilization(1)(2)

Morse TEC	106.2%
Headquarters: Ithaca, New York; Kirchheimbolanden, Germany
Arcore, Italy; Asheville, North Carolina; Bradford, England; Campinas Sao Paolo, Brazil; Guadalajara, Mexico; Cortland, New York; Ithaca, New York; Nabari City, Japan; Kakkalur, India; Oroszlany, Hungary; Simcoe, Ontario, Canada; Tainan Shien, Taiwan; Chennai, India
Air/ Fluid Systems	67.8%
Headquarters: Auburn Hills, Michigan
Dixon, Illinois; Spring Lake, Michigan; Sallisaw, Oklahoma; Tulle, France; Water Valley, Mississippi
Cooling Systems	80.2%
Headquarters: Marshall, Michigan
Bradford, England (leased); Cadillac, Michigan; Markdorf, Germany; Changwon, South Korea (leased); Fletcher, North Carolina; Ningbo, China; Sao Jose dos Campos, Brazil (leased)
TorqTransfer Systems	83.6%
Headquarters: Auburn Hills, Michigan
Beijing, China (80% JV); Livonia, Michigan; Longview, Texas (leased); Margam, Wales; Muncie, Indiana; Pune, India (60% JV); Seneca, South Carolina; Sirsi, India (60% JV)
Transmission Systems	100.9%
Headquarters: Auburn Hills, Michigan
Bellwood, Illinois; Eumsung, Korea (80% JV); Frankfort, Illinois; Heidelberg, Germany; Ketsch, Germany

(1)	The figure shown in each case is a weighted average of the percentage utilization of each major plant within the category, with an individual plant weighted in proportion to the number of employees employed when such plant runs at 100% capacity. With the exception of the Company’s Bellwood, Illinois plant, capacity utilization at the 100% level is defined as operating five days per week, with two eight-hour shifts per day and normal vacation hours. Capacity utilization at the 100% level at the Company’s Bellwood, Illinois plant is defined as operating five days per week, with three eight-hour shifts per day and normal vacation hours.

(2)	The table excludes joint ventures owned 50% or less.

Item 3. Legal Proceedings

      Patent infringement actions were filed against the Company’s turbocharger unit in Europe in late 2001 and in 2002 by Honeywell International. The Dusseldorf District Court in Germany entered a preliminary injunction against the Company on July 9, 2002 limiting the Company’s ability to manufacture and sell a certain variable turbine geometry (“VTG”) turbocharger in Germany until a patent hearing, then scheduled for December 2002.

      In order to continue uninterrupted service to its customer, the Company paid Honeywell $25 million in July 2002 so that it could continue to make and deliver disputed car turbochargers through June of 2003. The agreement with Honeywell partially settles litigation, suspends the July 2002 preliminary injunction and provides for a license to deliver until June 2003. As part of the agreement,

Honeywell agreed not to seek damages for deliveries made before June 30, 2003. The Company appealed the granting of the July preliminary injunction, but Honeywell withdrew the preliminary injunction before the Company’s appeal could be heard. In January 2003, the Dusseldorf District Court decided that the Company’s current design of VTG turbocharger infringes the patent asserted by Honeywell. The Company continues to believe that its current production designs do not violate the Honeywell patent and are not covered by their lawsuit and plans to challenge the District Court’s decision. The Company has informed its customers of it inability to deliver the current design VTG turbocharger after June 30, 2003. The Company continues to develop a new generation VTG turbocharger to replace the current model and expects to begin delivery of the new generation VTG turbocharger by July 1, 2003 if approved by the customers.

      There have been no significant developments in the New Venture Gear legal proceedings first disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2001. In addition, the Company is presently, and is from time to time, subject to other claims and suits arising in the ordinary course of its business. In certain such actions, plaintiffs request punitive or other damages that may not be covered by insurance. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with accounting principles generally accepted in the United States of America. These provisions include both legal fees and possible outcomes of legal proceedings.

      It is the opinion of the Company that the various asserted claims and litigation in which the Company is currently involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such claim or litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to the security holders of the Company during the fourth quarter of 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of March 7, 2003, there were approximately 3,000 holders of record of Common Stock.

      The Company has paid cash dividends of $0.15 per share on its Common Stock during each quarter for the last two fiscal years. In December 2002, the Company announced its intention to increase the quarterly cash dividend to $0.18 per share. While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.

      High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 2001 and 2002 were:

Quarter ended	High	Low

March 31, 2001	$45.81	$38.90
June 30, 2001	$49.62	$39.60
September 30, 2001	$54.50	$36.49
December 31, 2001	$52.25	$39.88
March 31, 2002	$66.10	$49.91
June 30, 2002	$68.95	$55.48
September 30, 2002	$62.73	$47.89
December 31, 2002	$53.65	$38.38

Item 6.	Selected Financial Data

      The Selected Financial Data for the five years ended December 31, 2002 with respect to the following line items set forth on page 59 of the Company’s Annual Report is incorporated herein by reference and made a part of this report: net sales; net earnings; net earnings per share; total assets; total debt; and cash dividend declared per share. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 29 through 38 in the Company’s Annual Report are incorporated herein by reference and made a part of this report.

Item 7A.	Market Risk Disclosure

      Information with respect to interest rate risk and foreign currency exchange risk is contained on page 38 of the Company’s Annual Report and is incorporated herein by reference. Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note Six of the Notes to Consolidated Financial Statements on page 49 of the Company’s Annual Report and is incorporated herein by reference. Information with respect to the Company’s level of business outside the United States which is subject to foreign currency exchange rate market risk is contained in Note Fourteen of the Notes to Consolidated Financial Statements on page 56 under the caption “Geographic Information” and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The Consolidated Financial Statements (including the notes thereto, except as noted below) of the Company and the Independent Auditors’ Report as set forth on pages 39 through 59 in the Company’s Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2002 and 2001 is set forth on page 58 of the Company’s Annual Report. For a list of financial statements filed as part of this report, see Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” beginning on page 16.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information with respect to directors and nominees for election as directors of the Company under the caption “Election of Directors” on pages 1 through 3 of the Company’s Proxy Statement and information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 5 of the Company’s Proxy Statement is incorporated herein by reference and made a part of this report. Information with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation

      Information with respect to compensation of executive officers and directors of the Company under the captions “Compensation of Directors” on page 4 of the Company’s Proxy Statement and “Executive Compensation,” “Stock Options,” “Long-Term Incentive Plans,” and “Employment Agreements” on pages 6 through 9 of the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      As of December 31, 2002, the number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

Equity Compensation Plan Information

Number of
	Number of	Weighted-	securities remaining
	securities to be	average exercise	available for future
	issued upon	price of	issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
Plan Category	and rights	rights	in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	594,351	46.57	345,013
Equity compensation plans not approved by security holders	0	0	0
Total	594,351	46.57	345,013

Item 13. Certain Relationships and Related Transactions

      Information with respect to certain relationships and related transactions under the caption “Certain Relationships and Related Transactions” on pages 15 through 16 of the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

PART IV

Item 14.	Controls and Procedures

      The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls pursuant to Exchange Act Rule 13a-14 within the 90-day period prior to the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

Item 15.	Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a) 1. The following consolidated financial statements of the Company on pages 39 through 59 of the Company’s Annual Report are incorporated herein by reference:

Independent Auditors’ Report
Consolidated Statements of Operations — years ended December 31, 2002, 2001 and 2000
Consolidated Balance Sheets — December 31, 2002 and 2001
Consolidated Statements of Cash Flows — years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity — years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

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

BORGWARNER INC.

By:	/s/ TIMOTHY M. MANGANELLO

Timothy M. Manganello
President and Chief Executive Officer

Date: March 21, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of March, 2003.

Signature	Title

/s/ TIMOTHY M. MANGANELLO Timothy M. Manganello	President and Chief Executive Officer (Principal Executive Officer)

/s/ GEORGE E. STRICKLER George E. Strickler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ WILLIAM C. CLINE William C. Cline	Vice President and Controller (Principal Accounting Officer)

/s/ JOHN F. FIEDLER John F. Fiedler	Chairman of the Board

/s/ PHYLLIS O. BONANNO Phyllis O. Bonanno	Director

/s/ ANDREW F. BRIMMER Andrew F. Brimmer	Director

/s/ WILLIAM E. BUTLER William E. Butler	Director

/s/ JERE A. DRUMMOND Jere A. Drummond	Director

/s/ PAUL E. GLASKE Paul E. Glaske	Director

/s/ IVAN W. GORR Ivan W. Gorr	Director

Signature	Title

/s/ ALEXIS P. MICHAS Alexis P. Michas	Director

/s/ JOHN RAU John Rau	Director

/s/ TIMOTHY M. MANGANELLO Timothy M. Manganello	Director

CERTIFICATION

I, Timothy M. Manganello, President and Chief Executive Officer of BorgWarner Inc., certify that:

      1. I have reviewed this Annual Report on Form 10-K of BorgWarner Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY M. MANGANELLO

Timothy M. Manganello
President and Chief Executive Officer

Date: March 21, 2003

CERTIFICATION

I, George E. Strickler, Executive Vice President and Chief Financial Officer of BorgWarner Inc., certify that:

      1. I have reviewed this Annual Report on Form 10-K of BorgWarner Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GEORGE E. STRICKLER

George E. Strickler
Executive Vice President and
Chief Financial Officer

Date: March 21, 2003

EXHIBIT INDEX

Exhibit
Number		Description

*3	.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).
*3	.2	By-laws of the Company (incorporated by reference to Exhibit No. 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).
*3	.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
*3	.4	Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*4	.1	Indenture, dated as of November 1, 1996, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-14717).
*4	.2	Indenture, dated as of February 15, 1999, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Amendment No. 1 to Registration Statement No. 333-66879).
*4	.3	Rights Agreement, dated as of July 22, 1998, between Borg-Warner Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed on July 24, 1998).
*10	.1	Credit Agreement dated as of July 21, 2000 among BorgWarner Inc., as Borrower, the Lenders Party Thereto, The Chase Manhattan Bank, as Administrative Agent, Bank America, N.A., as Syndication Agent and Bank One, N.A. as Documentation Agent (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
*10	.2	First Amendment, dated as of August 3, 2000 to the Credit Agreement, dated as of July 21, 2000 among BorgWarner Inc., as Borrower, the Several Lenders From Time to Time Party Thereto, The Chase Manhattan Bank, as Administrative Agent for the Lenders, Chase Securities Inc. and Banc of America Securities LLC, as Co-Arranger, Bank of America, N.A., as Syndication Agent and Bank One, N.A. as Documentation Agent (incorporated by reference to Exhibit No. 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 33-64934).
*10	.4	Tax Sharing Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 33-64934).
†*10	.5	Borg-Warner Automotive, Inc. Management Stock Option Plan, as amended (incorporated by reference to Exhibit No. 10.6 to Registration Statement No. 33-64934).
*10	.7	Receivables Transfer Agreement dated as of January 28, 1994 among BWA Receivables Corporation, ABN AMRO Bank N.V. as Agent and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
*10	.8	Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 among BWA Receivables Corporation, as Borrower, Borg-Warner Automotive, Inc., as Collection Agent, ABN AMRO Bank N.V., as Agent, the Banks from time to time party hereto, ABN AMRO Bank N.V., as the Program LOC Provider and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit
Number		Description

*10	.9	First Amendment dated as of March 25, 1999 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
*10	.10	Second Amendment dated as of December 22, 1999 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
*10	.11	Third Amendment dated as of December 20, 2000 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
*10	.12	Fourth Amendment dated as of April 13, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.13	Fifth Amendment dated as of July 25, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.14	Sixth Amendment dated as of December 22, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.15		Seventh Amendment dated as of February 19, 2002 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998.
10.16		Eighth Amendment dated as of February 18, 2003 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998.
†*10	.17	Borg-Warner Automotive, Inc. Transitional Income Guidelines for Executive Officers amended as of May 1, 1989 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†*10	.18	Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (incorporated by reference to Exhibit No. 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†*10	.19	BorgWarner Inc. 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
†*10	.20	Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (incorporated by reference to Exhibit No. 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†*10	.21	Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27, 1993 as further amended and restated effective as of April 1, 1994 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).
†*10	.22	Borg-Warner Automotive, Inc. Deferred Compensation Plan dated January 1, 1994 (incorporated by reference to Exhibit No. 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†10	.23	Borg-Warner Automotive, Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995.
†*10	.24	Form of Employment Agreement for John F. Fiedler (incorporated by reference to Exhibit No. 10.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
†*10	.25	Amended Form of Employment Agreement for John F. Fiedler dated January 27, 1998 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibit
Number		Description

†*10	.26	Addendum to Employment Agreement between BorgWarner Inc. and John F. Fiedler dated November 8, 2000 (incorporated by reference to Exhibit No. 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
†*10	.27	Form of Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997).
†*10	.28	Amendment to the Change of Control Employment Agreement between the Company and John F. Fiedler dated effective January 30, 1998 (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
*10	.29	Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
*10	.30	Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.23 of the Company’s Form 10-K for the year ended December 31, 1998).
†*10	.31	Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 22, 2000).
*10	.32	Agreement and Plan of Merger dated as of December 17, 1998 by and between Borg-Warner Automotive, Inc., BWA Merger Corp. and Kuhlman Corporation (incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K dated as of December 21, 1998).
*10	.33	Asset Purchase Agreement dated as of August 2, 1999 among Eaton Corporation, the Seller Subsidiaries, Borg-Warner Automotive, Inc. and the Buyer Subsidiaries (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
†*10	.34	Employment and Retirement Agreement dated July 1, 2002 between the Company and Ronald M. Ruzic (incorporated by reference to Exhibit 10.0 of the Company’s Quarterly Report on Form 10-Q For the quarter ended June 30, 2002).
13.1		Annual Report to Stockholders for the year ended December 31, 2002 with manually signed Independent Auditors’ Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).
21.1		Subsidiaries of the Company.
23.1		Independent Auditors’ Consent.
99.1		Cautionary Statements.
99.2		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

†	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).