Form 10-Q
period 2003-05-14
BORGWARNER INC
filed 2003-05-14
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                         For the Quarter ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).
YES  X   NO

On March 31, 2003 the registrant had 26,720,400 shares of Common Stock outstanding.






BORGWARNER INC.
                                      FORM 10-Q
                          THREE MONTHS ENDED MARCH 31, 2003

                                        INDEX
                                                  Page No.
PART I.   Financial Information

Item 1.   Financial Statements

          Introduction                                 2

          Condensed Consolidated Balance Sheets at
               March 31, 2003 and December 31, 2002    3

          Consolidated Statements of Operations for the three
               months ended March 31, 2003 and 2002    4

          Consolidated Statements of Cash Flows for the three
               months ended March 31, 2003 and 2002    5

          Notes to the Consolidated Financial Statements6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations15

     Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risks                 20

     Item 4.   Controls and Procedures                 20

PART II.  Other Information

     Item 1.   Legal Proceedings                       21


     Item 6.   Exhibits and Reports on Form 8-K        21

SIGNATURES                                             22

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2003

PART I.
ITEM 1.


BorgWarner Inc. and Consolidated Subsidiaries'
Financial Statements


The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.




                                BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    (millions of dollars except share data)

                                   March 31,      December 31,
                                      2003            2002
ASSETS
Cash and cash equivalents       $       25.9           $ 36.6
Receivables                             358.8            292.1
Inventories                             189.2            180.3
Deferred income tax asset               11.4             11.4
Investments in businesses held for sale 14.7             14.2
Prepayments and other current assets    28.7             31.9
                                        -------          ------
        Total current assets            628.7            566.5
Property, plant, and equipment at cost  1,498.4          1,467.8
Less accumulated depreciation           (601.4)          (572.9)
                                        -------          ------
    Net property, plant and equipment   897.0            894.9

Tooling, net of amortization            80.8             82.0
Investments and advances                157.6            153.1
Goodwill                                828.5            827.0
Deferred income tax asset               47.2             51.2
Other non-current assets                108.5            108.2
                                        -------          -------
        Total other assets              1,222.6          1,221.5
                                        -------          -------
                                        $2,748.3         $2,682.9
                                        =======          ========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable and current portion of
      long-term debt               $    15.2           $ 14.4
Accounts payable and accrued expenses   448.2            435.6
Income taxes payable                    8.0              1.2
                                        -------          -------
        Total current liabilities       471.4            451.2
Long-term debt                          633.6            632.3
Long-term retirement-related liabilities481.6            478.3
Other long-term liabilities             126.1            125.2
                                        -------          -------
        Total long-term liabilities     607.7            603.5
Minority interest                       10.2             14.5
Capital stock:
     Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued      -                  -
     Common stock, $.01 par value; authorized
      50,000,000 shares; issued shares of
      27,474,092 and outstanding
      shares of 26,720,400 in 2003      0.3              0.3
     Non-voting common stock, $.01 par value;
      authorized 25,000,000 shares; none issued
      and outstanding in 2003            -                  -
Capital in excess of par value          742.1          737.7
Retained earnings                       375.2          335.8
Management shareholder note             (2.0)          (2.0)
Accumulated other comprehensive income/
     (loss)                             (56.9)         (54.5)
Common stock held in treasury, at cost:
     753,692 shares in 2003             (33.3)         (35.9)
                                        -------        ------
        Total stockholders' equity      1,025.4        981.4
                                        -------        -------
                                        $2,748.3       $2,682.9
                                        ========       ========

See accompanying Notes to Consolidated Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except share data)

                                             Three months ended
                                             March 31,
                                             2003        2002
Net sales                               $    775.7     $ 633.9
Cost of sales                                624.2       504.2
                                             ------      ------
     Gross profit                            151.5       129.7

Selling, general and administrative expenses 83.6        74.5
Other, net                                   -          (0.5)
                                             ------      ------
Operating income                             67.9        55.7
Equity in affiliate earnings, net of tax     (6.4)      (3.4)
Interest expense and finance charges         9.0         9.8
                                             -----       ------
      Income before income taxes             65.3        49.3
 Provision for income taxes                  18.9        16.3
Minority interest, net of tax                2.2         1.5
                                             -----       ------
Net earnings before cumulative
 effect of accounting change                 44.2        31.5

Cumulative effect of change in accounting principle,
      net of tax                              -         (269.0)
                                             -----       ------
     Net earnings/(loss)                     $44.2     $(237.5)
                                             ======     =======
Net earnings/(loss) per share - Basic

Net earnings per share before cumulative effect
      of accounting change              $    1.66  $     1.19
Cumulative effect of accounting change       -          (10.16)
                                             -----      -------
Net earnings/(loss) per share           $    1.66  $    (8.97)
                                             ======     =======

Net earnings/(loss) per share   Diluted

Net earnings per share before cumulative effect
      of accounting change              $    1.65   $    1.18
Cumulative effect of accounting change       -          (10.08)
                                             ------     -------
        Net earnings/(loss) per share        1.65   $   (8.90)
                                             ======     ========
Average shares outstanding (thousands)
          Basic                              26,647      26,486
          Diluted                            26,797      26,697

Dividends declared per share            $    0.18   $    0.15
                                             =======     =======

See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

                                   Three months ended
                                   March 31,
                                   2003     2002
Operating
Net earnings/(loss)                $44.2     $(237.5)
Non-cash charges to operations:
Depreciation                        29.7       27.0
Amortization of tooling             7.8        6.5
Cumulative effect of change in accounting
 principle, net of tax              -          269.0
Employee retirement benefits        3.7        4.0
Other, principally equity in affiliate earnings,
  net of tax                       (1.1)      (1.8)
                                   ------     ------
Net earnings adjusted for
 non-cash charges                  84.3        67.2

Changes in assets and liabilities:
Increase in receivables            (62.6)     (48.4)
Increase in inventories            (8.0)      (0.5)
(Increase)/decrease in prepayments
 and other current assets           4.2       (0.5)
Increase in accounts payable and
 accrued expenses                   9.9       16.4
Increase in income taxes payable    7.3       14.1
Net change in other long-term
 assets and liabilities            (5.9)     (16.0)
                                   ------    ------
Net cash provided by operating
 activities                        29.2      32.3
Investing
Capital expenditures               (25.3)    (26.1)
Tooling outlays, net of customer
 reimbursements                    (9.4)     (7.8)
Net proceeds from asset disposals   0.4       7.0
Tax refunds related to divestitures -        20.5
                                   -----     -----
Net cash used in investing
 activities                        (34.3)    (6.4)
Financing
Net increase in notes payable       0.7      18.7
Additions to long-term debt         0.3      0.4
Reductions in long-term debt       (0.7)    (57.5)
Payments for purchases of
 treasury stock                    (0.2)      -
Proceeds from stock options
 exercised                          0.2      4.5
Dividends paid                     (4.8)    (4.1)
                                   ------   ------
Net cash used in financing
 activities                        (4.5)     (38.0)
Effect of exchange rate changes
 on cash and cash equivalents      (1.1)      0.9
                                   ------    ------
Net decrease in cash and cash
 equivalents                       (10.7)    (11.2)
Cash and cash equivalents at
 beginning of period                36.6      32.9
                                   ------    ------
Cash and cash equivalents at end
 of period                     $    25.9   $  21.7
                                   ======    ======
Supplemental Cash Flow Information
Net cash paid/(refunded) during the period for:
   Interest                    $    10.0   $  11.5
   Income taxes                     10.5     (29.1)
Non-cash financing transactions:
Issuance of common stock for Executive Stock
  Performance Plan                   3.3      1.5

See accompanying Notes to Consolidated Financial Statements


BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Research and development costs charged to expense for the three months ended March 31, 2003 were $28.7 million. Research and development costs charged to expense for the three months ended March 31, 2002 were $26.9 million.

(2) Inventories consisted of the following (millions of dollars):

                            March 31,   December 31,
                            2003        2002
                            -------     -------
Raw materials            $  82.4    $  85.3
Work in progress            76.0       57.6
Finished goods              30.8       37.4
                            ------     ------
otal inventories         $  189.2   $  180.3
                            =======    =======

(3) The Company accounts for its stock based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                   Three Months Ended March 31,
                                   2003      2002
Net earnings/(loss), as reported   $ 44.2    $(237.5)
Deduct:
Total stock based
employee compensation expense
determined under fair value
based methods for all awards,
net of tax effects                  (1.1)      (1.2)
                                    ------     ------
Pro forma net earnings/(loss)      $ 43.1    $ (238.7)
                                    ======     =======
Earnings/(loss) per share
Basic - as reported                $ 1.66    $ (8.97)
Basic - pro forma                    1.62      (9.01)

Diluted - as reported                1.65      (8.90)
Diluted - pro forma                  1.61      (8.94)

In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 150,000 and 211,000 for the period ended March 31, 2003 and 2002, respectively, due to the effects of stock options and shares issuable under the executive stock performance plan. For the three months ended March 31, 2003 and 2002, the amounts earned and expensed under the plan were $1.1 million and $0.5 million, respectively.

(4) The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2003 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. In 2002, the Company completed a change in the ownership structure of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Companys foreign operations. The Company expects its effective tax rate for 2003 to be approximately 29.0% on the basis of which the three month income statements are presented.

(5) Following is a summary of notes payable and long-term debt:

                      March 31, 2003         December 31,2002
                      --------------         -----------------
                      Current  Long-Term     Current   Long-Term
                      -------  ---------     -------   ----------
DEBT                    (millions of dollars)
Bank borrowings and other $   8.7   $  40.8  $8.0 $  40.4
Term loans due through 2011
 (at an average rate of 3.2% at
  March, 2003 and 3.2% at
  December, 2002)             6.5      32.9   6.4    31.5
7% Senior Notes due 2006,
 net of unamortized discount
 ($125 million converted to floating
 rate of 2.7% by interest
 rate swap)                   -       139.4    -     139.3
6.5% Senior Notes due 2009,
 net of unamortized discount
 ($50 million converted to floating
 rate of 2.8% by interest
 rate swap)                   -       164.6    -     164.9
8% Senior Notes due 2019,
 net of unamortized discount  -       133.9    -     134.2
7.125% Senior Notes due 2029,
 net of unamortized discount  -       122.0    -     122.0
                            ------    ------  ------ ------
Total notes payable and
   long-term debt        $  15.2  $   633.6 $  14.4 $ 632.3
                           ======     ======  ====== =======

The Company has a revolving credit facility that provides for borrowings up to $350 million through July, 2005. At March 31, 2003, there were no borrowings outstanding under the facility and the Company had $0.6 million of obligations under standby letters of credit. At December 31, 2002, there were no borrowings outstanding under the facility and the Company had $7.1 million of obligations under standby letters of credit.

The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional indebtedness. The Company is in compliance with its credit agreement covenants as of March 31, 2003.

The Company has entered into interest rate and currency swaps to manage interest rate and foreign currency risk. A summary of these instruments outstanding at March 31, 2003 follows (currency in millions):


                              Notional  Interest rates      Floating interest
                                        (b)
                    Hedge Type Amount   Receive   Pay       Rate basis
                    ---------- ------   -------   ----      -----------
                              (Millions)
Interest Rate Swaps
(a)
Fixed to floating   Fair value  $125      7.0%     2.7%     6 month LIBOR+1.43%
Fixed to floating   Fair value  $ 50      6.5%     2.8%     6 month LIBOR+1.57%

Cross Currency Swaps (mature in 2006)
Floating $        Net          $70       2.7%     -    6 mo. USD LIBOR+ 1.43%
floating YEN     investment   Y8,871     -      1.3%   6 mo. JPY LIBOR+ 1.21%

 a) The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary, unless otherwise indicated.
(b) Interest rates are as of March 31, 2003.

The ineffective portion of the cross currency swap was not material. The fair value of the interest rate swaps at March 31, 2003 was $16.0 million. Cross currency swaps were recorded at their fair value of $(5.1) million.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts with maturities of less than twelve months, which qualify as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted purchases. The fair value of the commodity derivative instruments at March 31, 2003 was $(0.3) million.

(6) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency (EPA) and certain state environmental agencies and private parties as potentially responsible parties
(PRPs) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 44 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at March 31, 2003 of approximately $21.2 million. The Company expects this amount to be expended over the next three to five years.

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

The Company has been working with the Mississippi Department of Environmental Quality, the EPA and Kuhlman Electric to investigate the extent of the contamination. The investigation has revealed the presence of Polychlorinated Biphenyls (PCBs) in portions of the soil at the plant and neighboring areas. Kuhlman Electric and others, including the Company, have been sued in several related lawsuits, which claim personal injury and property damage. The Company has moved to be dismissed from some of these lawsuits. The Company's lawsuit against Kuhlman Electric seeking declaration of the scope of the Companys contractual indemnity has been amicably resolved and dismissed.

The Company believes that its reserve for environmental liabilities is sufficient to cover any potential liability associated with these matters. However, due to the nature of environmental liability matters, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount reserved.

Patent infringement actions were filed against the Company's turbocharger unit in Europe in late 2001 and in 2002 by Honeywell International. The Dusseldorf District Court in Germany entered a preliminary injunction against the Company on July 9, 2002 limiting the Company's ability to manufacture and sell a certain variable turbine geometry (VTG) turbocharger in Germany until a patent hearing then scheduled for December 2002.

In order to continue uninterrupted service to its customer, the Company paid Honeywell $25 million in July 2002 so that it could continue to make and ship disputed car turbochargers through June of 2003. The agreement with Honeywell partially settles litigation, suspends the July 2002 preliminary injunction and provides for a license to ship until June 2003. As part of the agreement, Honeywell agreed to not seek damages for deliveries occurring before June 30, 2003.

The Company appealed the granting of the July preliminary injunction, but Honeywell withdrew the preliminary injunction before the Company's appeal could be heard. In January 2003, the Dusseldorf District Court decided that the Company's current design of the VTG turbocharger infringes the patent asserted by Honeywell. The Company continues to believe that its current production designs do not violate the Honeywell patents and are not covered by their lawsuit and challenged the District Court's decision. The Company has informed its customers of its inability to deliver the current design VTG turbocharger after June 30, 2003. The Company continues to develop a new generation VTG turbocharger to replace the current model and expects the new version to be available for customers by July 2003, subject to completion of customer validation.

The Company is recognizing expense of the $25 million license payment as it ships the affected products from January 2002 to June 2003. In 2002, $14.5 million of expense was recognized. In the period ended March 31, 2003, $5.7 million of expense has been recognized.

In 2002, the Company entered into a lease obligation for $28.3 million in principal for machinery and equipment. The lease payments are expected to be $3.5 million in 2003. The lease extends until December 2005 and is being accounted for as an operating lease. The Company has guaranteed the residual values of the leased machinery and equipment. The guarantees extend through the maturity of the underlying lease. In the event the Company exercised its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $16.3 million.

The Company provides warranties on some of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims.
Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is represented in both long-term and short-term liabilities on the balance sheet.

Below is a table that shows the activity in the warranty accrual accounts (in millions):

For the three
months ended March 31,2003
Beginning balance              $   23.7
Provisions                         3.5
Incurred                          (1.9)
                                  -----
Ending balance                 $   25.4

(7) Comprehensive income/(loss) is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, this includes foreign currency translation adjustments, changes in the minimum pension liability adjustment and net earnings. The amounts presented as other comprehensive income/(loss), net of related taxes, are added to net income resulting in comprehensive income/(loss).

The following summarizes the components of other comprehensive income/
(loss) on a pretax and after-tax basis for the periods ended March 31,

(in millions)                 Three Months Ended
                              2003        2002
                              Income                   Income
                              Tax     After-           Tax       After-
                    Pretax    Effect  tax    Pretax    Effect    tax
                    ------    ------  -----  ------    -------   -----
Foreign currency
 translation
 adjustments        $ (2.6)   $0.2 $ (2.4)   $(25.2)   $ 3.2     $(22.0)
Net income as reported               44.2                        (237.5)
Total comprehensive income/(loss)  $ 41.8                        $(259.5)

The components of accumulated other comprehensive income/(loss), net of tax, in the Consolidated Balance Sheets are as follows:

(in millions)                           March 31, December 31,
                                        2003      2002
Foreign currency translation adjustments$ 4.3     $ 6.7
Minimum pension liability adjustment     (61.2)    (61.2)
Total comprehensive income/(loss)       $(56.9)   $(54.5)

The following tables show sales, earnings before interest and taxes and total assets for the Company's reportable business segments (in millions of dollars).

                                   Sales
                         Three Months Ended March 31,
                    2003                          2002
                    Inter-                        Inter-
          Customer  segment   Net       Customer  segment   Net
          -------   -------   -----     --------  -------   ----
Drivetrain$ 321.7   $ -     $ 321.7     $253.7    $ -       $ 253.7
Engine      454.0    11.8     465.8     380.2      9.1        389.3
Inter-segment
 eliminations  -    (11.8)    (11.8)       -      (9.1)      (9.1)
            -----    ------   ------    ------    -----     ------
Consolidated$775.7  $  -    $ 775.7     $633.9    $   -     $633.9
            ======   ======= ========   =======   =====     =======

               Earnings Before
               Interest & Taxes
               Three Months Ended            Total Assets
               March 31,                     March 31, December 31,
               2003    2002                  2003           2002
               -----   ------                -----          ------
Drivetrain     $ 26.1  $ 19.6               $  716.5        $ 678.1
Engine           60.9    48.9                  1,788.3      1,739.9
EBIT             87.0    68.5                  2,504.8      2,418.0
Corporate, including
  equity in
  affiliates   (12.7)    (9.4)                 243.5        264.9
               ------   ------                -------       -------
EBIT           $ 74.3   $ 59.1              $  2,748.3     $ 2,682.9
               ======   ======                ========      ========

(9) Other non-recurring charges of $28.4 million were incurred in the fourth quarter of 2001. These charges primarily include adjustments to the carrying value of certain assets and liabilities related to businesses acquired and disposed of over the past three years. These charges are primarily non-employee related exit costs for certain non-production facilities the Company has previously sold or no longer needs and non-recurring product quality related charges. The 2001 non-recurring charges include $8.4 million of environmental remediation costs related to sold businesses and $12 million of product quality costs for issues with products that were sold by acquired businesses prior to acquisition, all of which have been fixed in the currently produced products.
Of the $28.4 million of pretax charges, $5.0 million represents non-cash charges. Approximately $3.3 million was spent in 2001, $8.4 million was transferred to environmental reserves in 2001, $8.4 million was spent in 2002, $1.3 million was spent in the first three months of 2003, and the remaining $2.0 million is expected to be spent over the next nine months. The Company expects to fund the total cash outlay of these actions with cash flow from operations.

The roll-forward for the balance of the other exit costs and non-recurring charges are detailed in the following table.

Other Exit Costs and
Non-Recurring Charges

(in millions of dollars)
Balance, December 31, 2002         $ 3.3
Incurred                             1.3
                                     ----
Balance, March 31, 2003            $ 2.0
                                    =====

(10) The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables, up to a maximum of $90 million. During the three months ended March 31, 2003, the amount of receivables sold remained constant at $90 million and total cash proceeds from sales of accounts receivable were $270.0 million. For the three months ended March 31, 2003, the Company paid a servicing fee of $0.4 million related to these receivables, which is included in interest expense and finance charges. At March 31, 2003 and December 31, 2002, the Company had sold $90 million of receivables under a Receivables Transfer Agreement for face value without recourse.

(11) In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, effective January 1, 2002, specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 142 also requires that, upon adoption, goodwill be allocated to the Company's reporting units and a two-step impairment analysis be performed.

The Company adopted SFAS No. 142 effective January 1, 2002. Under the transitional provisions of the SFAS, the Company allocated goodwill to its reporting units and performed the two-step impairment analysis. The fair value of the Company's businesses used in determination of the goodwill impairment was computed using the expected present value of associated future cash flows. As a result of this analysis, the Company determined that goodwill associated with its Cooling Systems and Air/Fluid Systems operating businesses was impaired due to fundamental changes in their served markets, particularly the medium and heavy truck markets, and weakness at a major customer. As a result a charge of $269 million, net of taxes of $76 million, was recorded. The impairment loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. The changes in the carrying amount of goodwill (in millions of dollars) for the three months ended March 31, 2003, are as follows:

                              Drivetrain Engine   Total
Balance at December 31, 2002  $129.0    $698.0    $827.0
Translation Adjustment           0.1       1.4      1.5
Balance at March 31, 2003     $129.1    $699.4    $828.5

(12)In August 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's results of operations, financial position or cash flows.

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

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on the Company's results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" (FIN 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing the guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 will not have a material impact on the Company's financial position, operating results or liquidity and resulted in additional disclosures in the Company's Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation   Transition and Disclosure   an amendment of FASB Statement No.
123." This Statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to adopt SFAS No. 148 on January 1, 2003. See Note 3 for the required new disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation is effective immediately for variable interest entities created after January 31, 2003 and effective July 1, 2003, for variable interest entities created before February 1, 2003. The Company does not expect the adoption of FIN 46 to have any impact on its 2003 Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The Company's products fall into two reportable operating segments: Drivetrain and Engine. The following tables present net sales and earnings before interest and taxes (EBIT) by segment for the three months ended March 31, 2003 and 2002 in millions of dollars.

                    Net Sales                               EBIT
                    March 31,                               March 31,
                    2003      2002                          2003 2002
                    -----     ----                          ---- -----
Drivetrain     $ 321.7   $  253.7            Drivetrain     $ 26.1 $ 19.6
Engine           465.8      389.3                 Engine    60.9     48.9
Inter-segment                                Segment EBIT   $87.0  $ 68.5
 eliminations   (11.8)      (9.1)
Net sales      $ 775.7   $ 633.9

Consolidated sales for the first quarter ended March 31, 2003 totaled $775.7 million, a 22.4% increase over the first quarter of 2002. This increase was favorable compared to the total North American automotive market, which experienced production increases of 3%. Geographically, the Company's sales increase was most significant in North America and Europe with lesser amounts coming from Asia. Sales increased an additional $43 million due to stronger currencies, primarily in Europe. Turbochargers and automatic transmissions are the products most affected by currency fluctuations in Europe, Asia, and the Americas.

First quarter net income increased from $31.5 million, before cumulative effect of accounting change, to $44.2 million, a 40.3% increase. The increase in income was due to the higher revenues, lower interest expense and a lower tax rate.

The Drivetrain business' revenue increased 26.8% and EBIT increased $6.5 million, or 33.2% from 2002. These gains were due to four wheel drive transfer case programs with General Motors, increased sales of the Company's Interactive Torque Management (TM) all-wheel drive systems to Honda and Hyundai, and steady demand for transmission components and systems, especially with increased automatic transmission penetration in Europe.

The Engine business' first quarter 2003 sales and EBIT increased 19.6% and 24.5% from first quarter 2002, respectively. This group benefited from several factors. These included continued demand for the Company's chain timing systems and turbochargers for European passenger cars, growth in sales of turbochargers and cooling systems for European commercial vehicles, and continued solid sales of sports-utility vehicles that increased demand for four-wheel drive chains. Also contributing to the sales and EBIT increase was growth for a variety of products in emerging markets such as India and China.

Consolidated gross margin for the first quarter of 2003 was 19.5%, down 1.0 percentage point from the 2002 margin of 20.5%. The gross margin was negatively impacted about 1% due to higher growth in our lower margin products as well as the recognition of $5.7 million of costs related to the Honeywell agreement. Selling, general and administrative (SG&A) costs increased $9.1 million but decreased as a percentage of sales from 11.8% to 10.8% of sales. The increase in dollars is due to health care and retiree costs, and higher risk management costs. Additionally, the SG&A category includes substantially all the Company's spending on R&D. For the first quarter of 2003, R&D spending totaled $28.7 million, or 3.7% of sales versus $26.9 million, or 4.2% of sales for the first quarter of 2002.

First quarter interest expense decreased $0.8 million from first quarter 2002 as a result of debt reductions throughout 2002 and 2003 as well as lower interest rates. At March 31, 2003, the amount of debt with fixed interest rates was 58% of total debt. Affiliate earnings, which consist primarily of the Company's 50% share of NSK-Warner in Japan, were up $3.0 million due to strong business performance and stronger currency.

The Company's provision for income taxes is based on estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2003 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. In 2002, the Company completed a change in the ownership structure of certain of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Company's foreign operations. The Company expects its effective tax rate for 2003 to be approximately 29%.

Net income was $44.2 million for the first quarter, or $1.65 per diluted share, an increase of 40% over the previous year's first quarter before accounting change. Shares outstanding increased slightly due to the exercise of options and contributions to benefit plans.

For the remainder of 2003, the Company remains concerned about production rates, particularly in North America. This holds true for both the light vehicle market and the commercial market. As a result, the Company is continuing to be cautious in its capital investment plans and other spending. Despite these issues, the Company maintains a positive long-term outlook for its business and is committed to ongoing strategic investments in capital and new product development to enhance its product leadership strategy.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2003, debt increased from year-end 2002 by $2.1 million, while cash and cash equivalents decreased by $10.7 million. Capital spending for the three months was $25.3 million compared with $26.1 million last year. Careful capital spending remains an area of focus for the Company. The Company expects to spend $140 million - $150 million on capital in 2003, but this expectation is subject to ongoing review based on market conditions. The remaining spending is expected to be directed at cost reduction and productivity enhancement programs in order to maintain or increase the Company's operating margins.

As of March 31, 2003 and December 31, 2002, the Company had sold $90.0 million of receivables under a Receivables Transfer Agreement for face value without recourse.

The Company believes that the combination of cash from operations and available credit facilities will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2003.

OTHER MATTERS

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

The Company has been working with the Mississippi Department of Environmental Quality, the Environmental Protection Agency and Kuhlman Electric to investigate the extent of the contamination. The investigation has revealed the presence of polychlorinated biphenyls (PCBs) in portions of the soil at the plant and neighboring areas. Kuhlman Electric and others, including the Company, have been sued in several related lawsuits, which claim personal and property damage.
The Company has moved to be dismissed from some of these lawsuits. The Company's lawsuit against Kuhlman Electric seeking declaration of the scope of the Company's contractual indemnity has been amicably resolved and dismissed.

The Company believes that the reserve for environmental liabilities is sufficient to cover any potential liability associated with this matter. However, due to the nature of environmental liability matters, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount reserved.

Patent infringement actions were filed against the Company's turbocharger unit in Europe in late 2001 and in 2002 by Honeywell International. The Dusseldorf District Court in Germany entered a preliminary injunction against the Company on July 9, 2002 limiting the Company's ability to manufacture and sell a certain variable turbine geometry turbocharger in Germany until a patent hearing, then scheduled for December 2002.

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

The Company appealed the granting of the July preliminary injunction, but Honeywell withdrew the preliminary injunction before the Company's appeal could be heard. In January 2003, the Dusseldorf District Court decided that the Company's current design of the VTG turbocharger infringes the patent asserted by Honeywell. The Company continues to believe that its current production designs do not violate the Honeywell patents and are not covered by their lawsuit and challenged the District Court's decision. The Company has informed its customers of its inability to deliver the current design VTG turbocharger after June 30, 2003. The Company continues to develop a new generation VTG turbocharger to replace the current model and expects the new version to be available for customers by July 2003, subject to completion of customer validation.

The Company is recognizing expense of the $25 million license payment as it ships the affected products from January 2002 to June 2003. For the period ended December 31, 2002, $14.5 million of expense was recognized. In the first quarter of 2003, $5.7 million of expense was recognized.

Dividends
On April 3, 2003, the Company declared a $0.18 per share dividend to be paid on May 15, 2003 to shareholders of record as of May 1, 2003.

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

The Company adopted SFAS No. 142 effective January 1, 2002. Under the transitional provisions of the SFAS, the Company allocated goodwill to its reporting units and performed the two-step impairment analysis. The fair value of the Company's businesses used to determine the goodwill impairment was computed using the expected present value of associated future cash flows. As a result of this analysis, the Company determined that goodwill associated with its Cooling Systems and Air/Fluid Systems operating segments was impaired due to fundamental changes in their served markets, particularly the medium and heavy truck markets, and weakness at a major customer. As a result a charge of $269 million, net of taxes of $76 million, was recorded. The impairment loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle.

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

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" (FIN 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 will not have a material impact on the Company's financial position, operating results or liquidity and resulted in additional disclosures in the Company's annual Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to adopt SFAS No. 148 January 1, 2003. See Note 3 for the required new disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation is effective immediately for variable interest entities created after January 31, 2003 and effective July 1, 2003, for variable interest entities created before February 1, 2003. The Company does not expect the adoption of FIN 46 to have any impact on its fiscal 2003 Consolidated Financial Statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing the Company's products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Cautionary Statements filed as Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 2002.


Item 3. Quantitative and Qualitative Disclosure About Market Risks

There have been no material changes to our exposures to market risk since December 31, 2002.

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


PART II

Item 1.   Legal Proceedings

The Company and New Venture Gear, Inc. have settled the lawsuits initially described in the Company's Form 10-Q for the quarter ended March 31, 2001 by filing dismissals with prejudice.

With respect to the patent infringement lawsuit filed by Honeywell International and disclosed in the Companys previous filings, the Dusseldorf District Court decided in January 2003 that the Company's current design of the VTG turbocharger infringes the patent asserted by Honeywell. The Company continues to believe that its current production designs do not violate the Honeywell patents and are not covered by their lawsuit and is challenging the District Court's decision. The Company has informed its customers of its inability to deliver the current design VTG turbocharger after June 30, 2003. The Company continues to develop a new generation VTG turbocharger to replace the current model and expects the new version to be available for customers by July 2003, subject to completion of customer validation.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Reports on Form 8-K

On February 5, 2003 the Company issued a press release announcing Timothy M. Manganello as Chief Executive Offer.



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



                         BorgWarner Inc.
                        (Registrant)


                         By /s/ William C. Cline
                             (Signature)
                              William C. Cline
                               Vice President and Controller
                               (Principal Accounting Officer)



Date: May 14, 2003



                                   CERTIFICATION

I, Timothy M. Manganello, certify that:

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

Date: May 14, 2003

                    /s/ Timothy M. Manganello
                    -----------------------------
                    Timothy M. Manganello
                    President and Chief Executive Officer


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

Date: May 14, 2003

                    /s/ George E. Strickler
                    --------------------
                    George E. Strickler
                    Executive Vice President and Chief Financial Officer