Form 10-Q
period 2003-06-30
BORGWARNER INC
filed 2003-08-13
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
     Washington D.C. 20549


     FORM 10-Q

     QUARTERLY REPORT


     Under Section 13 or 15(d) of the

     Securities Exchange Act of 1934

     For the Quarter ended June 30, 2003

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

On June 30, 2003 the registrant had 27,017,149 shares of Common Stock outstanding.




     BORGWARNER INC.
     FORM 10-Q
     SIX MONTHS ENDED JUNE 30, 2003

INDEX                                      Page No.

PART I.   Financial Information

Item 1.   Financial Statements

Introduction                                   2

Condensed Consolidated Balance Sheets at
June 30, 2003 and December 31, 2002            3

Consolidated Statements of Operations for the three
months ended June 30, 2003 and 2002            4

Consolidated Statements of Operations for the six
months ended June 30, 2003 and 2002            5

Consolidated Statements of Cash Flows for the six
months ended June 30, 2003 and 2002            6

Notes to Consolidated Financial Statements     7

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations           17

Item 3.   Quantitative and Qualitative Disclosures
About Market Risks                            22

     Item 4.   Controls and Procedures        22

PART II.  Other Information

Item 1.   Legal Proceedings                   22

Item 4.   Submission of Matters to a Vote of
             Security Holders                 23

Item 6.   Exhibits and Reports on Form 8-K    23

SIGNATURES                                    25

     BORGWARNER INC.
     FORM 10-Q
     SIX MONTHS ENDED JUNE 30, 2003

                                      PART I.

                                      ITEM 1.


                   BorgWarner Inc. and Consolidated Subsidiaries'
                                Financial Statements


The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


     BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
     (millions of dollars except share data)

                                         June 30,      December 31,
                                             2003          2002
ASSETS
Cash and cash equivalents               $  73.4          $   36.6
Receivables, net                          367.0             292.1
Inventories                               192.6             180.3
Deferred income taxes                      11.4              11.4
Investments in businesses held for sale    15.6              14.2
Prepayments and other current assets       36.8              31.9
                                          ------            ------
   Total current assets                   696.8             566.5
Property, plant, and equipment at cost  1,549.3           1,467.8
Less accumulated depreciation            (629.4)           (572.9)
                                         -------            ------
   Net property, plant and equipment      919.9             894.9
Tooling, net of amortization               85.1              82.0
Investments and advances                  159.3             153.1
Goodwill                                  842.9             827.0
Deferred income taxes                      42.9              51.2
Other noncurrent assets                   109.4             108.2
                                        -------           --------
   Total other assets                   1,239.6           1,221.5
                                        -------           --------
           Total assets                $2,856.3          $2,682.9
                                        =======           ========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable and current portion of long-term
     debt                               $  11.4           $  14.4
Accounts payable and accrued expenses     452.8             435.6
Income taxes payable                       16.7               1.2
                                          -----             ------
   Total current liabilities              480.9             451.2
Long-term debt                            627.6             632.3
Long-term liabilities:
     Retirement-related liabilities       485.6             478.3
     Other                                130.6             125.2
                                          -----             ------
          Total long-term liabilities     616.2             603.5
Minority interest in consolidated
     subsidiaries                          12.9              14.5
Commitments and contingencies                -                 -
Capital stock:
Preferred stock, $.01 par value; authorized
 shares: 5,000,000; none issued              -                 -
Common stock, $.01 par value; authorized
 shares: 50,000,000; issued shares: 2003,
 27,527,398; 2002, 27,398,891; outstanding
 shares: 2003, 27,017,149; 2002, 26,580,004  0.3              0.3
Non-voting common stock, $.01 par value;
 authorized shares: 25,000,000; none issued
 and outstanding                             -                 -
Capital in excess of par value             742.8            737.7
Retained earnings                          415.2            335.8
Management shareholder note                  -               (2.0)
Accumulated other comprehensive loss        (6.9)           (54.5)
Common stock held in treasury, at cost:
2003, 510,249 shares; 2002, 818,887        (32.7)           (35.9)
                                           ------           ------
   Total stockholders' equity            1,118.7            981.4
                                          --------          ------
Total liabilities and
 stockholders' equity                   $2,856.3          $2,682.9
                                        ==========         ========

See accompanying Notes to Consolidated Financial Statements

                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (millions of dollars except per share amounts)


                                        Three Months Ended
                                             June 30,
                                        2003         2002
Net sales                               $ 769.5   $ 712.4
Cost of sales                             622.8     561.4
                                          -----     -----
   Gross profit                           146.7     151.0

Selling, general and administrative
  expenses                                 77.0      76.5
Other, net                                  0.1       0.1
                                          ------    -----
  Operating income                         69.6      74.4
Equity in affiliate earnings, net of tax   (5.2)     (6.0)
Interest expense and finance charges        8.7       9.5
                                          ------    ------
  Earnings before income taxes             66.1      70.9
Provision for income taxes                 19.2      23.6
Minority interest, net of tax               2.1       1.6
                                          -------   ------
     Net earnings                        $ 44.8    $ 45.7
                                         ========   =======
Net earnings per share - Basic           $ 1.66    $ 1.72
                                         ========   =======
Net earnings per share - Diluted         $ 1.65    $ 1.70
                                         ========  ========
Average shares outstanding (in thousands)
  Basic                                 26,835     26,618
  Diluted                               27,108     26,918

Dividends declared per share            $ 0.18     $ 0.15
                                        =======    =======
     See accompanying Notes to Consolidated Financial Statements

                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (millions of dollars except per share amounts)


                                             Six Months Ended
                                                  June 30,
                                             2003         2002
Net sales                               $ 1,545.2      $ 1,346.3
Cost of sales                             1,246.9        1,065.6
                                          --------       -------
     Gross profit                           298.3          280.7

Selling, general and administrative
  expenses                                  160.7          151.0
Other, net                                    0.1           (0.4)
                                          --------       --------
  Operating income                          137.5          130.1
Equity in affiliate earnings, net of tax    (11.6)          (9.4)
Interest expense and finance charges         17.7           19.3
                                          --------       --------
       Earnings before income taxes         131.4          120.2
Provision for income taxes                   38.1           39.8
Minority interest, net of tax                 4.3            3.1
                                          --------       --------
Net earnings before cumulative
 effect of accounting change                 89.0           77.2
Cumulative effect of change in accounting
 principle, net of tax                          -         (269.0)
                                          --------       ---------
    Net earnings/(loss)                   $  89.0        $(191.8)
                                         =========      ==========
Net Earnings/(loss) per share - Basic

   Net earnings per share before cumulative effect
     of accounting change                 $  3.33        $  2.91
   Cumulative effect of accounting change       -         (10.15)
                                          --------       ---------
   Net earnings/(loss) per share          $  3.33        $ (7.24)
                                         =========      ===========
Net earnings/(loss) per share - Diluted

   Net earnings per share before cumulative effect
     Of accounting change                 $  3.30        $  2.88
   Cumulative effect of accounting change       -         (10.04)
                                          --------        -------
   Net earnings/(loss) per share          $  3.30        $ (7.16)
                                         =========        ========
Average shares outstanding (in thousands)
     Basic                                   26,744        26,525
     Diluted                                 26,972        26,825

     Dividends declared per share         $  0.36        $  0.30
                                         =========      ===========
See accompanying Notes to Consolidated Financial Statements

                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (millions of dollars)

                                                  Six Months Ended
                                                       June 30,
                                                  2003      2002
Operating                                         -----     -----
Net earnings/(loss)                             $  89.0     $(191.8)
Non-cash charges (credits) to operations:
   Depreciation                                    60.2        54.2
Amortization of tooling                            15.7        13.7
Cumulative effect of change in accounting
  principle, net of tax                               -       269.0
Employee retirement benefits                        6.8         7.8
Other, including equity in affiliate earnings,
  net of tax                                       (0.3)       (8.3)
     Net earnings adjusted for non-cash charges   171.4       144.6
Changes in assets and liabilities, net of effects of
     acquisitions and divestitures:
Increase in receivables                           (61.2)      (78.1)
Increase in inventories                            (6.9)       (8.3)
                                                   ------     -------
(Increase) decrease in prepayments and other
     current assets                                (2.1)        0.7
Increase in accounts payable and accrued expenses   6.7        35.5
Increase in income taxes payable                   16.1        19.0
Net change in other long-term assets and
     liabilities                                   31.3         7.9
                                                  -------     ------
     Net cash provided by operating activities    155.3       121.3
Investing
Capital expenditures                              (64.8)      (55.3)
Tooling outlays, net of customer reimbursements   (20.7)      (16.1)
Net proceeds from asset disposals                   1.3         8.3
Proceeds from sale of businesses                      -         0.5
Tax refunds related to businesses sold                -        20.5
Contingent valuation payment on acquired business (12.8)          -
                                                  -------     ------
     Net cash used in investing activities        (97.0)      (42.1)
Financing
Net decrease in notes payable                     (3.6)       (20.1)
Additions to long-term debt                        0.4          0.4
Reductions in long-term debt                      (7.1)       (62.7)
Payments for purchase of treasury stock           (2.5)          -
Proceeds from stock options exercised              0.8          7.6
Dividends paid                                    (9.6)        (8.0)
                                                  ------      ------
     Net cash used in financing activities       (21.6)       (82.8)
Effect of exchange rate changes on cash and
     cash equivalents                              0.1          0.9
                                                  -------     -------
Net increase (decrease) in cash and cash
     equivalents                                  36.8         (2.7)
Cash and cash equivalents at beginning of period  36.6         32.9
                                                  -------     -------
Cash and cash equivalents at end of period      $ 73.4      $  30.2
                                                  =======    ========
Supplemental Cash Flow Information
Net cash paid/(refunded) during the period for:
Interest                                        $ 18.3      $  21.1
Income taxes                                      11.3        (12.5)
Non-cash financing transactions:
   Issuance of common stock for Executive Stock
     Performance Plan                              3.3          1.2
     See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Research and development costs charged to expense for the three and six months ended June 30, 2003 were $28.9 million and $58.4 million. Research and development costs charged to expense for the three and six months ended June 30, 2002 were $25.4 million and $52.3 million.

(2) Inventories consisted of the following (millions of dollars):

                       June 30,      December 31,
                         2003          2002
                         ------      -------
Raw materials            $  79.6  $   85.3
Work in progress            79.0      57.6
Finished goods              34.0      37.4
                         --------  --------
Total inventories        $ 192.6  $  180.3
                         ========  ========
(3) The Company accounts for its stock based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


Three Months Ended June 30,         2003     2002
                                    -----    -----
Net earnings, as reported          $ 44.8   $ 45.7
Add:
Stock-based employee
compensation expense
included in net income,
net of income tax                     1.5      1.5

Deduct:
Total stock based employee
compensation expense determined
under fair value based methods
for all awards, net of tax effects   (2.5)    (3.1)
                                    ------   ------
Pro forma net earnings             $ 43.8   $ 44.1
                                   =======  =======
Net earnings per share Basic -
as reported                        $ 1.66   $ 1.72
Basic - pro forma                    1.62     1.66
Diluted - as reported                1.65     1.70
Diluted - pro forma                  1.61     1.64

Six Months Ended June 30,            2003     2002
Net earnings/(loss), as reported   $ 89.0   $(191.8)
Add:
Stock-based employee compensation
expense included in net income,
net of income tax                     2.6      2.0
Deduct:
Total stock based employee compensation
expense determined under fair value
based methods for all awards,
net of tax effects                   (4.7)    (5.1)
                                    ------    ------
Pro forma net earnings/(loss)      $ 86.9   $(194.9)
                                    =======  ======
Net earnings/(loss)per share Basic - as
 reported                          $ 3.33   $ (7.24)
Basic - pro forma                    3.25     (7.35)
Diluted - as reported                3.30     (7.16)
Diluted - pro forma                  3.22     (7.27)


In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 273,000 and 300,000 for the three months ended, and 228,000 and 300,000 for the six months ended, June 30, 2003 and 2002, respectively, due to the effects of stock options and shares issuable under the Executive Stock Performance Plan.

(4) The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2003 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. In 2002, the Company completed a change in the ownership structure of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Company's foreign operations. The Company expects its effective tax rate for 2003 to be approximately 29.0% on the basis of which the three and six month income statements are presented.

(5) Following is a summary of notes payable and long-term debt:

                           June 30, 2003      December 31,2002
                         Current    Long-Term     Current   Long-Term
DEBT                               (millions of dollars)
Bank borrowings and other     $   4.9   $  35.9   $8.0      $40.4

Term loans due through 2011
 (at an average rate of 3.4% at
  June 30, 2003 and 3.2% at
  December 31, 2002)               6.5     31.8    6.4       31.5
7% Senior Notes due 2006,
 net of unamortized discount
 ($125 million converted to floating
 rate of 2.6% by interest rate swap) -    139.3        -    139.3
6.5% Senior Notes due 2009,
 net of unamortized discount
 ($75 million converted to floating
 rate of 2.9% by interest rate swap) -    164.7        -    164.9
8% Senior Notes due 2019,
 net of unamortized discount
 ($25 million converted to floating
 rate of 4.1% by interest rate swap) -    133.9        -    134.2
7.125% Senior Notes due 2029,
 net of unamortized discount         -    122.0        -    122.0
                                   -----  ------    ------ ------
     Total notes payable and
        long-term debt             $11.4 $  627.6 $ 14.4  $ 632.3
                                   =====    =====  =====   ======


The Company has a revolving credit facility that provides for borrowings up to $350 million through July, 2005. At June 30, 2003, there were no borrowings outstanding under the facility and the Company had $0.6 million of obligations under standby letters of credit. At December 31, 2002, there were no borrowings outstanding under the facility and the Company had $7.1 million of obligations under standby letters of credit.

The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional indebtedness. The Company is in compliance with its credit agreement covenants as of June 30, 2003.

The Company has entered into interest rate and currency swaps to manage interest rate and foreign currency risk. A summary of these instruments outstanding at June 30, 2003 follows (currency in millions):


Notional Interest rates (b)
Floating interest   Hedge Type  Amount Receive Pay  Rate basis
------------------- ----------   ------ -----  ---- ----------
Interest Rate Swaps (a) (Millions)
Fixed to floating   Fair value  $ 125   7.0% 2.5%  6 month LIBOR+1.43%
Fixed to floating   Fair value  $  75   6.5% 2.9%  6 month LIBOR+1.81%
Fixed to floating   Fair value  $  25   8.0% 4.1%  6 month LIBOR+2.98%



Cross Currency Swaps (mature in 2006)
Floating $     Cash Flow      $70    2.5%    -    6 mo. USD LIBOR+1.43%
to floating (Y)Investment    (Y)8,871 -    1.3%   6 mo. JPY LIBOR+1.21%

a) The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary, unless otherwise indicated.
b) Interest rates are as of June 30, 2003.

The ineffective portion of the cross currency swap was not material. The fair value of the interest rate swaps at June 30, 2003 was $19.9 million. Cross currency swaps were recorded at their fair value of $(4.1) million.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts with maturities of less than twelve months, which qualify as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted purchases. The fair value of the commodity derivative instruments at June 30, 2003 was $(0.4) million.

The Company uses foreign exchange forward contracts to hedge future purchases of materials consumed in the production process, and the receivables related to sales through December 2005. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for primarily U.S. dollars and Euros. Contracts outstanding as of June 30, 2003 will mature over the next two and one half years and have notional amount of $20.1 million and 26.6 million Euro.

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

Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at June 30, 2003 of approximately $18.0 million. The Company expects this amount to be expended over the next three to five years.

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

Patent infringement actions were filed against the Company's turbocharger unit in Europe in late 2001 and in 2002 by Honeywell International. In order to continue uninterrupted service to its customer, the Company paid Honeywell $25 million in July 2002 so that it could continue to make and ship disputed car turbochargers through June of 2003. On June 23, 2003, the Company announced an additional agreement with Honeywell to settle the patent dispute relating to variable geometry turbochargers by extending their licensing arrangement. The new agreement covers almost one million OEM and service production units expected to be produced during the period of the agreement (July 1, 2003 through 2006). Approximately 40% of the total consideration of $29.1 million will be paid to cover use in 2003 and approximately 49% of the total will be paid to cover use in 2004.

In 2002, the Company entered into a lease obligation for $28.3 million in principal for machinery and equipment. The lease payments are expected to be $3.5 million in 2003. The lease extends until December 2005 and is being accounted for as an operating lease. The Company has guaranteed the residual values of the leased machinery and equipment. The guarantees extend through the maturity of the underlying lease. In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $16.3 million.

The Company provides warranties on some of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims.
Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is recorded in both long-term and short-term liabilities on the balance sheet.

Below is a table that shows the activity in the warranty accrual accounts (in millions):

For the six
months ended June 30, 2003
Beginning balance      $ 23.7
Provisions                6.5
Incurred                 (4.0)
                         -----
Ending balance         $ 26.2
                         =====
(7) Comprehensive income/(loss) is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, this includes foreign currency translation adjustments, changes in the minimum pension liability adjustment and net earnings(loss). The amounts presented as other comprehensive income/(loss), net of related taxes, are added to net income resulting in comprehensive income/(loss).

The following summarizes the components of other comprehensive income/
(loss) on a pretax and after-tax basis for the periods ended June 30.

(in millions)                  Three Months Ended
                       2003                        2002
                              Income                   Income
                              Tax       After-         Tax       After-
                    Pretax    Effect    tax    Pretax  Effect    tax
                    ------    -------   ----   ------  -------   --------
Foreign currency
 translation
 adjustment         $ 50.0    $0        $ 50.0  $50.0 $ (12.7)   $37.3
Net earnings as reported                  44.8                    45.7
                                        ------                   ------
Total comprehensive income              $ 94.8                   $83.0
                                        ======                   ======

(in millions)                  Six Months Ended
                       2003                        2002
                              Income                   Income
                              Tax       After-         Tax       After-
                    Pretax    Effect    tax     Pretax Effect    tax
                    -------   -------   ----    ------ -------   ------
Foreign currency
 translation
 adjustment         $ 47.5    $0        $ 47.5    $20.4 $ (5.2)  $15.2
Net earnings/(loss) as reported           89.0                  (191.8)
                                        ------                   ------
Total comprehensive income/(loss)      $ 136.5                 $(176.6)
                                        ======                   ======

The components of accumulated other comprehensive income/(loss), net of tax, in the Condensed Consolidated Balance Sheets are as follows:

(in millions)                     June 30, December 31,
                                              2003      2002
                                             ------    -------
Foreign currency translation adjustment      $ 54.3    $  6.7
Minimum pension liability adjustment          (61.2)    (61.2)
                                             -------   -------
Accumulated other comprehensive loss         $ (6.9)   $(54.5)
                                             =======   =======
(8) The following tables show sales, earnings before interest and taxes and total assets for the Company's reportable business segments (in millions of dollars).

                                        Net Sales
                              Three Months Ended June 30,
                              2003                      2002
                              -----                    ------
                         Inter-                        Inter-
               Customer  segment   Net       Customer  segment   Net
Drivetrain     $ 309.3   $  -      $ 309.3   $288.3    $ -       $ 288.3
Engine           460.2   11.4        471.6    424.1     10.1       434.2
Inter-segment
 eliminations     -     (11.4)       (11.4)      -     (10.1)      (10.1)
               -------  -------    -------   ------    -------   -------
Consolidated   $ 769.5   $  -      $ 769.5   $712.4    $   -     $ 712.4
               ======= =======     =======   =======   =======   ========

                                        Net Sales
                              Six Months Ended June 30,
                              2003                      2002
                              ------                   ------
                         Inter-                        Inter-
               Customer  segment   Net       Customer  segment   Net
Drivetrain     $ 631.0   $  -      $ 631.0   $542.0    $ -       $ 542.0
Engine           914.2   23.2        937.4    804.3     19.2       823.5
Inter-segment
 eliminations     -     (23.2)       (23.2)     -      (19.2)      (19.2)
               --------  -------   --------  --------  -------   ---------
Consolidated   $1,545.2  $  -      $1,545.2  $1,346.3  $   -     $1,346.3
               ========  ========  ========  ========  =======   =========


                         Earnings Before            Earnings Before
                         Interest & Taxes           Interest & Taxes
                         Three Months Ended         Six Months Ended
                         June 30,                   June 30,

                         2003        2002         2003           2002
                         -----      -------       ------         ------
Drivetrain             $  23.7    $  29.5        $  49.8       $  49.1
Engine                    60.5       59.6          121.2         108.5
                         ------     -----         -------        ------
                          84.2       89.1          171.0         157.6
Corporate                 (9.4)      (8.7)         (21.9)        (18.1)
                         ------     ------        --------       -------
Consolidated              74.8       80.4          149.1         139.5
Interest expense and
  finance charges         (8.7)      (9.5)         (17.7)        (19.3)
                         ------    -------        --------       -------
Earnings before income
  taxes                 $ 66.1     $ 70.9        $ 131.4       $ 120.2
                         ======    =======        =========      =======

                              Total Assets
                              June 30,       December 31,
                               2003          2002
Drivetrain                   $745.9          $ 678.1
Engine                      1,838.2          1,739.9
                            --------         -------
                            2,584.1          2,418.0
Corporate                     272.2            264.9
                            --------         -------
Consolidated               $2,856.3         $2,682.9
                          ==========         ========


 (9) Charges of $28.4 million were incurred in the fourth quarter of 2001.
These charges primarily included adjustments to the carrying value of certain assets and liabilities related to businesses acquired and disposed of over the prior three years, non-employee related exit costs for certain non-production facilities the Company had previously sold or no longer needed and non-recurring product quality related charges. The 2001 charges include $8.4 million of environmental remediation costs related to sold businesses and $12 million of product quality costs for issues with products that were sold by acquired businesses prior to acquisition, all of which have been fixed in the currently produced products. Of the $28.4 million of pretax charges, $5.0 million represents non-cash charges. Approximately $3.3 million was spent in 2001, $8.4 million was transferred to environmental reserves in 2001, $8.4 million was spent in 2002, $1.9 million was spent in the first six months of 2003, and the remaining $1.4 million is expected to be spent over the next six months. The Company expects to fund the total cash outlay of these actions with cash flow from operations.

     The roll-forward for the balance of the other exit costs and non-recurring charges are detailed in the following table.

Other Exit Costs and
Charges

(in millions of dollars)
Balance, December 31, 2002    $ 3.3
Expended                        1.9
                               -----
Balance, June 30, 2003        $ 1.4
                              ======

(10) The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables, up to a maximum of $90 million. During the six months ended June 30, 2003, the amount of receivables sold remained constant at $90 million and total cash proceeds from sales of accounts receivable were $540.0 million. For the six months ended June 30, 2003, the Company paid a servicing fee of $0.7 million related to these receivables, which is included in interest expense and finance charges. At June 30, 2003 and December 31, 2002, the Company had sold $90 million of receivables under a Receivables Transfer Agreement for face value without recourse.

(11) In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, effective January 1, 2002, specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 142 also requires that, upon adoption, goodwill be allocated to the Company's reporting units and a two-step impairment analysis be performed.

The Company adopted SFAS No. 142 effective January 1, 2002. Under the transitional provisions of the SFAS, the Company allocated goodwill to its reporting units and performed the two-step impairment analysis. The fair value of the Company's businesses used in determination of the goodwill impairment was computed using the expected present value of associated future cash flows. As a result of this analysis, the Company determined that goodwill associated with its Cooling Systems and Air/Fluid Systems operating businesses was impaired due to fundamental changes in their served markets, particularly the medium and heavy truck markets, and weakness at a major customer. As a result a charge of $269 million, net of taxes of $76 million, was recorded. The impairment loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. The changes in the carrying amount of goodwill (in millions of dollars) for the six months ended June 30, 2003, are as follows:


                         Drivetrain      Engine   Total
Balance at December 31, 2002  $128.0     $699.0   $827.0
Contingent valuation payment
on acquired business               -       12.8     12.8
Translation adjustment           0.2        2.9      3.1
                              ------      -----    ------
Balance at June 30, 2003      $128.2     $714.7   $842.9
                              ======     ======    ======

(12) In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company's results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" (FIN 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing the guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on the Company's financial position, operating results or liquidity and resulted in additional disclosures in the Company's Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 on January 1, 2003. See Note 3 for the required new disclosures.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and reporting for certain derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and is to be applied prospectively. The Company is evaluating the impact of this standard on its financial condition, results of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the impact of this new standard on its financial condition, results of operations and cash flows.

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

RESULTS OF OPERATIONS

The Company's products fall into two reportable operating segments: Drivetrain and Engine. The following tables present net sales and earnings before interest and taxes (EBIT) by segment for the three and six months ended June 30, 2003 and 2002 in millions of dollars.

Net Sales             Three Months            Six Months
                      June 30,                June 30,
                      2003      2002          2003          2002
                      ------  -------        -------        -------
Drivetrain           $ 309.3   $ 288.3         $ 631.0     $ 542.0
Engine                 471.6     434.2           937.4       823.5
Inter-segment
 eliminations          (11.4)    (10.1)          (23.2)      (19.2)
                      -------   -------         --------    -------
Net sales            $ 769.5   $ 712.4          $1,542.2   $1,346.3
                     ========  ========         ========    ========

EBIT                  Three Months             Six Months
                             June 30,          June 30,
                      2003      2002           2003         2002
                    -------   -------         -------       -------
Drivetrain          $ 23.7    $ 29.5           $ 49.8       $ 49.1
Engine                60.5      59.6            121.2       108.5
                    -------   ------           -------      --------
Segment EBIT        $ 84.2    $ 89.1           $171.0       $157.6
                    =======   ======           ======       ========


Consolidated sales for the second quarter ended June 30, 2003 totaled $769.5 million, an 8.0% increase over the second quarter of 2002. This increase was favorable compared to the total North American automotive market, which experienced production decreases of 9%. Geographically, the Company's sales increase was most significant in Europe with lesser increases in North America and Asia. Sales increased an additional $45 million due to stronger currencies, primarily in Europe. Turbochargers and automatic transmissions are the products most affected by currency fluctuations in Europe, Asia, and the Americas.

Second quarter net income decreased from $45.7 million to $44.8 million, a 2.0% decrease. This small decrease in income compared with a very strong second quarter the prior year, resulted from an unfavorable change in mix towards lower margin products. The Company sold relatively more products with purchased content, which tend to have lower margins. This was offset by a favorable currency impact due to the strong euro, which added $0.14 per share, as well as a decrease in the effective tax rate from 33.3% to 29.0%.

The Drivetrain business' revenue increased 7.3% and EBIT decreased $5.8 million, or 19.7% from 2002. These sales gains were due to four wheel drive transfer case programs with General Motors, increased sales of the Company's Interactive Torque Management (TM) all-wheel drive systems to Honda and Hyundai, and steady demand for transmission components and systems, especially with increased automatic transmission penetration in Europe. The decrease in EBIT was due to start up investments and costs for the Company's new DualTronic product, which had its first shipments in the second quarter of 2003. Profitability also suffered from a less favorable product mix.

The Engine business' second quarter 2003 sales and EBIT increased 8.6% and 1.5% from second quarter 2002, respectively. This group benefited from continued demand for the Company's turbochargers for European passenger cars and commercial vehicles. This offset the chain and emissions portions of the group, which experienced softness as a result of weaker auto production.
The EBIT was impacted by start up costs for Variable Cam Timing systems, which will launch during 2004, and for new Korea operations.

Consolidated gross margin for the second quarter of 2003 was 19.1%, down 2.1 percentage points from the 2002 margin of 21.2%. The gross margin was negatively impacted due to higher growth in our lower margin products and due to the ramp up of our new products. Selling, general and administrative (SG&A) costs increased $0.5 million but decreased as a percentage of sales from 10.7% to 10.0% of sales. The SG&A category includes substantially all the Company's spending on R&D. For the second quarter of 2003, R&D spending totaled $28.9 million, or 3.7% of sales, versus $25.4 million, or 3.7% of sales for the second quarter of 2002.

Second quarter interest expense decreased $0.8 million from second quarter 2002 as a result of debt reductions throughout 2002 and 2003 as well as lower interest rates. The Company was able to take advantage of lower floating interest rates through the use of interest rate swaps, described more fully in Note Six. At June 30, 2003, the amount of debt with fixed interest rates was 51% of total debt. Affiliate earnings, which consist primarily of the Company's 50% share of NSK-Warner in Japan, were slightly down due to slightly weaker auto production.

The Company's provision for income taxes is based on estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2003 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. In 2002, the Company completed a change in the ownership structure of certain of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Company's foreign operations. The Company expects its effective tax rate for 2003 to be approximately 29% compared to 33% in 2002.

Net income was $44.8 million for the second quarter, or $1.65 per diluted share, a decrease of 2.0% over the previous year's second quarter. Shares outstanding increased slightly due to the exercise of options and contributions to benefit plans.

For the remainder of 2003, the Company remains concerned about production rates, particularly in North America. This holds true for both the light vehicle market and the commercial truck market. As a result, the Company is continuing to be cautious in its capital investment plans and other spending. Despite these concerns, the Company maintains a positive long-term outlook for its business and is committed to ongoing strategic investments in capital and new product development to enhance its product leadership strategy.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2003, debt decreased from year-end 2002 by $7.7 million, while cash and cash equivalents increased by $36.8 million. Capital spending for the six months was $64.8 million compared with $55.3 million last year. Careful capital spending remains an area of focus for the Company. The Company expects to spend $150 million on capital in 2003, but this expectation is subject to ongoing review based on market conditions. The remaining spending is expected to be directed at cost reduction and productivity enhancement programs in order to maintain or increase the Company's operating margins.

As of June 30, 2003 and December 31, 2002, the Company had sold $90.0 million of receivables under a Receivables Transfer Agreement for face value without recourse.

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

Patent infringement actions were filed against the Company's turbocharger unit in Europe in late 2001 and in 2002 by Honeywell International. In order to continue uninterrupted service to its customer, the Company paid Honeywell $25 million in July 2002 so that it could continue to make and ship disputed car turbochargers through June of 2003. On June 23, 2003, the Company announced an additional agreement with Honeywell to settle the patent dispute relating to variable geometry turbochargers by extending their licensing arrangement. The new agreement covers almost one million OEM and service production units expected to be produced during the period of the agreement (July 1, 2003 through 2006). Approximately 40% of the total consideration of $29.1 million will be paid to cover use in 2003 and approximately 49% of the total will be paid to cover use in 2004.

Dividends
On July 18, 2003, the Company declared a $0.18 per share dividend to be paid on August 15, 2003 to shareholders of record as of August 1, 2003.

Critical Accounting Policies
The Company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies are related to sales of receivables, product warranty, goodwill and other intangible assets, pension and other postretirement benefits, and impairment of long-lived assets. Details regarding the Company's use of these policies are described in the 2002 Annual Report on 10-K filed with the Securities and Exchange Commission. There have been no material changes to these policies since December 31, 2002.

New Accounting Pronouncements
In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company's results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" (FIN 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing the guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on the Company's financial position, operating results or liquidity and resulted in additional disclosures in the Company's Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 on January 1, 2003. See Note 3 for the required new disclosures.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and reporting for certain derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and is to be applied prospectively. The Company is evaluating the impact of this standard on its financial condition, results of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the impact of this new standard on its financial condition, results of operations and cash flows.

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

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

PART II

Item 1.   Legal Proceedings

With respect to the patent infringement lawsuit filed by Honeywell International and disclosed in the Company's previous filings, on June 23, 2003, the Company announced an additional agreement with Honeywell to settle their patent dispute relating to variable geometry turbochargers by extending their licensing arrangement. The agreement covers almost one million OEM and service production units expected to be produced during the period of the agreement (July 1, 2003 through 2006). Approximately 40% of the total consideration of $29.1 million will be paid to cover use in 2003 and approximately 49% of the total will be paid to cover use in 2004.

Item 4.   Submission of Matters to a Vote of Security Holders

On April 23, 2003, the Company held its annual meeting of stockholders. At such meeting Phyllis O. Bonanno, Andrew F. Brimmer, and Alexis P. Michas were elected as directors to serve for a term expiring in 2006. Each of William E. Butler, Paul E. Glaske, Jere A. Drummond, Ivan W. Gorr, Timothy M. Manganello, and John Rau continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:

                         For            Withheld
                         --------       ---------
Phyllis O. Bonanno       24,294,105      241,475
Andrew F. Brimmer        24,270,185      265,395
Alexis P. Michas         24,295,531      240,049

At such meeting, the selection of Deloitte & Touche LLP as independent auditors was approved by the following votes:

               For            Against        Abstain   Not-Voted
               --------       --------       ------    ---------
               23,376,902     1,142,583      13,595    0

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit 99.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

          Exhibit 99.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

          Exhibit 99.3   Section 1350 Certifications.

          (b)Reports on Form 8-K

          On April 15, 2003, the Company filed a report on Form 8-K, furnishing a copy of a news release relating to earnings expectations for the first quarter of 2003 and the full year 2003.

          On April 22, 2003, the Company filed a report on Form 8-K, furnishing a copy of a news release relating to its earnings for the first quarter of 2003.

          On May 1, 2003, the Company filed a report on Form 8-K, furnishing a copy of a news release relating to its 2002 quarterly sales and earnings before interest and taxes for its Engine and Drivetrain Groups.



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



Date: August 13, 2003