Form 10-Q
period 2003-09-30
BORGWARNER INC
filed 2003-11-13
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                       For the Quarter ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).
YES  X   NO

On September 30, 2003 the registrant had 27,426,555 shares of Common Stock outstanding.




                                   BORGWARNER INC.
                                      FORM 10-Q
                         NINE MONTHS ENDED September 30, 2003

                                        INDEX
                                                       Page No.

PART I.   Financial Information

Item 1.   Financial Statements

          Introduction                                      2

          Condensed Consolidated Balance Sheets at
          September 30, 2003 and December 31, 2002          3

          Consolidated Statements of Operations for the three
          months ended September 30, 2003 and 2002          4

          Consolidated Statements of Operations for the nine
          months ended September 30, 2003 and 2002          5

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2003 and 2002          6

          Notes to Consolidated Financial Statements        7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations               17

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risks                                22

Item 4.   Controls and Procedures                           22

PART II.  Other Information

Item 1.   Legal Proceedings                                 22

Item 6.   Exhibits and Reports on Form 8-K                  22

SIGNATURES                                                  24

                                  BORGWARNER INC.
                                     FORM 10-Q
                        NINE MONTHS ENDED SEPTEMBER 30, 2003

PART I.
ITEM 1.

BorgWarner Inc. and Consolidated Subsidiaries'
Financial Statements

The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by the Company's Current Report on Form 8-K, dated July 2, 2003.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(millions of dollars except share data)

                              September 30,       December 31,
                              2003                2002
                              --------            -----------
ASSETS
Cash and cash equivalents     $    106.8          $    36.6
Receivables, net                   381.0              292.1
Inventories                        198.4              180.3
Deferred income taxes               11.4               11.4
Investments in businesses held
  for sale                          29.7               14.2
Prepayments and other current
  assets                            25.9               31.9
                                   --------       ----------
        Total current assets       753.2              566.5
Property, plant, and equipment
     at cost                     1,578.3            1,467.8
Less accumulated depreciation     (650.7)            (572.9)
                                   -------        ----------
 Net property, plant and equipment 927.6              894.9
Tooling, net of amortization        87.2               82.0
Investments and advances           160.7              153.1
Goodwill                           844.0              827.0
Deferred income taxes               45.8               51.2
Other noncurrent assets            121.0              108.2
                                   --------       ----------
   Total other assets              1,258.7          1,221.5
                                   --------       ----------
           Total assets       $    2,939.5         $2,682.9
                                   =========      ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable and current portion
 of long-term debt            $       12.8         $   14.4
Accounts payable and accrued
 expenses                            448.8            435.6
Income taxes payable                  25.3              1.2
                                   ---------      ----------
   Total current liabilities         486.9            451.2
Long-term debt                       635.0            632.3
Long-term liabilities:
     Retirement-related liabilities  488.1            478.3
     Other                           135.1            125.2
                                   --------        --------
   Total long-term liabilities       623.2            603.5
Minority interest in consolidated
  subsidiaries                        15.0             14.5
Commitments and contingencies           -               -
Capital stock:
 Preferred stock, $.01 par value; authorized
  shares: 5,000,000; none issued        -               -
 Common stock, $.01 par value; authorized
  shares: 50,000,000; issued shares: 2003,
  27,572,072; 2002, 27,398,891; outstanding
  shares: 2003, 27,426,555; 2002,
  26,580,004                          0.3              0.3
 Non-voting common stock, $.01 par value;
  authorized shares: 25,000,000; none issued
  and outstanding                       -               -
Capital in excess of par value      746.6            737.7
Retained earnings                   446.2            335.8
Management shareholder note             -             (2.0)
Accumulated other comprehensive loss (7.7)           (54.5)
Common stock held in treasury, at cost:
 2003, 145,517 shares; 2002, 818,887 (6.0)           (35.9)
                                    --------        --------
Total stockholders' equity         1,179.4           981.4
                                   ---------        --------
    Total liabilities and stockholders'
       equity                    $ 2,939.5        $2,682.9
                                 =========        ==========
See accompanying Notes to Consolidated Financial Statements
                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (millions of dollars except per share amounts)


                                   Three Months Ended
                                   September 30,
                                   2003      2002
                                   ------    -------
Net sales                          $ 725.2   $ 684.0
Cost of sales                        595.9     556.1
                                     ------    ------
   Gross profit                      129.3     127.9
Selling, general and administrative
   expenses                           72.7      73.2
Other, net                             0.1      (0.2)
                                     ------    ------
  Operating income                    56.5      54.9
Equity in affiliate earnings,
     net of tax                       (3.6)     (4.5)
Interest expense and finance charges   8.1       9.3
                                      ------   -------
  Earnings before income taxes        52.0      50.1
Provision for income taxes            14.2      16.4
Minority interest, net of tax          1.9       1.8
                                      -------  -------
     Net earnings                   $ 35.9    $ 31.9
                                    =======   ========
Net earnings per share   Basic      $ 1.32    $ 1.19
                                    =======   ========
Net earnings per share   Diluted    $ 1.30    $ 1.18
                                    =======   ========
Average shares outstanding (in thousands)
  Basic                             27,247     26,756
  Diluted                           27,532     26,989

Dividends declared per share        $ 0.18    $ 0.15
                                    =======   =======
See accompanying Notes to Consolidated Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars except per share amounts)

                              Nine Months Ended
                              September 30,
                              2003           2002
                              --------       ---------
Net sales                     $ 2,270.4      $ 2,030.3
Cost of sales                   1,842.8        1,621.6
                              --------       ---------
Gross profit                      427.6          408.7

Selling, general and administra-
  tive expenses                   233.4          224.3
Other, net                          0.2           (0.6)
                                 -------       --------
  Operating income                194.0          185.0
Equity in affiliate earnings,
  net of tax                      (15.3)         (13.9)
Interest expense and finance
  charges                          25.8           28.7
                                 -------       --------
 Earnings before income taxes     183.5          170.2
Provision for income taxes         52.3           56.2
Minority interest, net of tax       6.3            4.9
                                 -------        -------
Net earnings before cumulative
 effect of accounting change      124.9          109.1
Cumulative effect of change in
 accounting principle, net of tax    -          (269.0)
                                 -------       --------
    Net earnings/(loss)        $  124.9        $(159.9)
                               =========      =========
Net earnings/(loss) per share   Basic

Net earnings per share before
 cumulative effect
 of accounting change          $  4.64         $  4.10
Cumulative effect of accounting
  change                              -         (10.11)
                                -------         --------
Net earnings/(loss) per share  $  4.64         $ (6.01)
                               =========       ==========
Net earnings/(loss) per share   Diluted

Net earnings per share before cumulative effect
  of accounting change         $  4.59         $  4.07
Cumulative effect of accounting
 change                              -          (10.03)
                                 ------          -------
Net earnings/(loss) per share  $  4.59         $ (5.96)
                               =========        =========
Average shares outstanding (in thousands)
     Basic                       26,918         26,602
     Diluted                     27,191         26,835

Dividends declared per share        $  0.54     $  0.45

See accompanying Notes to Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)
                                        Nine Months Ended
                                        September 30,
                                        2003      2002
Operating
Net earnings/(loss)                     $  124.9  $(159.9)
Non-cash charges (credits) to operations:
Depreciation                                90.5     80.8
Amortization of tooling                     25.6     21.2
Cumulative effect of change in accounting
  principle, net of tax                       -     269.0
Employee retirement benefit contributions    9.9     17.3
Other, including equity in affiliate earnings,
  net of tax                                (2.0)   (13.8)
                                           ------  -------
Net earnings adjusted for non-cash charges 248.9    214.6
Changes in assets and liabilities, net of effects of
   acquisitions and divestitures:
Increase in receivables                     (72.0)  (76.3)
Increase in inventories                     (12.0)  (24.9)
(Increase) decrease in prepayments
  and other current assets                    9.6   (13.3)
Increase (decrease) in accounts payable
 and accrued expenses                        (0.5)   43.7
Increase in income taxes payable             24.3    24.1
Net change in other long-term assets
  and liabilities                            22.1    (0.8)
                                            ------  -------
Net cash provided by operating activities   220.4   167.1
Investing
Capital expenditures                       (104.1)  (81.4)
Tooling outlays, net of customer
 reimbursements                             (28.8)  (17.3)
Net proceeds from asset disposals             1.8     9.0
Proceeds from sale of businesses              5.4     2.6
Tax refunds related to businesses sold          -    20.5
Investment in unconsolidated subsidiaries   (14.4)      -
Contingent valuation payment on acquired
 business                                   (12.8)      -
                                            ------  -------
     Net cash used in investing activities (152.9)  (66.6)
Financing
Net decrease in notes payable                (2.5)  (24.0)
Additions to long-term debt                   0.4     2.3
Reductions in long-term debt                 (7.9)  (65.1)
Payments for purchase of treasury stock      (2.5)     -
Proceeds from stock options exercised        28.1     9.6
Dividends paid                              (14.5)  (11.9)
                                           -------  -------
Net cash provided (used) in financing
  activities                                  1.1   (89.1)
Effect of exchange rate changes on cash and
  cash equivalents                            1.6     2.0
                                           -------- --------
Net increase in cash and cash equivalents    70.2    13.4
Cash and cash equivalents at beginning
 of period                                   36.6    32.9
                                          --------- -------
Cash and cash equivalents at end of period $106.8  $ 46.3
                                         ========= ========
Supplemental Cash Flow Information
Net cash paid/(refunded) during the period for:
   Interest                               $  27.4 $  31.2
   Income taxes                              16.6   (12.6)
Non-cash financing transactions:
   Issuance of common stock for Executive Stock
     Performance Plan                         3.3     1.2
See accompanying Notes to Consolidated Financial Statements







BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Research and development costs charged to expense for the three and nine months ended September 30, 2003 were $29.0 million and $87.4 million. Research and development costs charged to expense for the three and nine months ended September 30, 2002 were $26.8 million and $79.1 million.

(2) Inventories consisted of the following (millions of dollars):

                                   September 30,   December 31,
                                        2003          2002
Raw materials                        $  80.9      $  85.3
Work in progress                        80.4         57.6
Finished goods                          37.1         37.4
                                        -----       ------
Total inventories                    $ 198.4      $ 180.3
                                      ========     ========
(3) The Company accounts for its stock based employee compensation plans under the recognition and measurement principles of Accounting
Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for
Stock-Based Compensation," to all stock-based employee compensation awards.

                                        Three Months Ended
                                        September 30,
                                        2003         2002
Net earnings, as reported               $ 35.9         $ 31.9
Add:
Stock-based employee compensation
 expense included in net income,
 net of income tax                         0.6            0.5
Deduct:
Total stock based employee
 compensation expense determined
 under fair value based methods
 for all awards, net of tax effects       (2.3)          (2.1)
                                         -------       --------
Pro forma net earnings                  $ 34.2         $ 30.3

Net earnings per share
 Basic   as reported                    $ 1.32         $ 1.19
 Basic   pro forma                        1.26           1.13

Diluted   as reported                     1.30           1.18
Diluted   pro forma                       1.24           1.12

                                        Nine Months Ended
                                        September 30,
                                        2003           2002
Net earnings/(loss), as reported        $ 124.9   $ (159.9)
Add:
Stock-based employee compensation
 expense included in net income,
 net of income tax                          3.2        2.5
Deduct:
Total stock based employee compensation
 expense determined under fair value
 based methods for all awards, net of
 tax effects                               (7.0)      (7.2)
                                          -------    -------
Pro forma net earnings/(loss)            $ 121.1  $ (164.6)

Net earnings/(loss)per share
     Basic   as reported                 $ 4.64   $  (6.01)
     Basic   pro forma                     4.50      (6.19)

     Diluted   as reported                 4.59      (5.96)
     Diluted   pro forma                   4.45      (6.13)


In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 285,000 and 233,000 for the three months ended, and 273,000 and 233,000 for the nine months ended, September 30, 2003 and 2002, respectively, due to the effects of stock options and shares issuable under the Executive Stock Performance Plan.

(4) The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2003 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. In 2002, the Company completed a change in the ownership structure of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Company's foreign operations. The Company expects its effective tax rate for 2003 to be approximately 28.5% on the basis of which the three and nine month income statements are presented.

(5) Following is a summary of notes payable and long-term debt:

                    September 30, 2003       December 31,2002
                              Current    Long-Term Current  Long-Term
DEBT                    (millions of dollars)
Bank borrowings and other          $   6.2   $42.9  $ 8.0   $40.4
Term loans due through 2011
 (at an average rate of 3.3% at
  September 30, 2003 and 3.2% at
  December 31, 2002)                   6.6    32.1    6.4    31.5
7% Senior Notes due 2006,
 net of unamortized discount
 ($139 million converted to floating
 rate of 2.9% by interest rate swap)    -    139.4     -    139.3
6.5% Senior Notes due 2009,
 net of unamortized discount
 ($100 million converted to floating
 rate of 3.3% by interest rate swap)    -    164.7     -    164.9
8% Senior Notes due 2019,
 net of unamortized discount
 ($75 million converted to floating
 rate of 3.7% by interest rate swap)    -    133.9     -    134.2
7.125% Senior Notes due 2029,
 net of unamortized discount            -    122.0     -    122.0
                                     ------  -----  ------  -----
Total notes payable and
   long-term debt                  $  12.8  $635.0  $ 14.4  $632.3
                                   ========  ====== ======  ======
The Company has a revolving credit facility that provides for borrowings up to $350 million through July, 2005. At September 30, 2003, there were no borrowings outstanding under the facility. At December 31, 2002, there were no borrowings outstanding under the facility and the Company had $7.1 million of obligations under standby letters of credit.

The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional indebtedness. The Company is in compliance with its credit agreement covenants as of September 30, 2003.

(6) The Company has entered into interest rate and currency swaps to manage interest rate and foreign currency risk. A summary of these instruments outstanding at September 30, 2003 follows (currency in millions):

                    Notional  Interest rates (b)  Floating interest   Hedge Type
     Amount    Receive    Pay      Rate basis
----------          -------   --------  -----     ----------
Interest Rate Swaps (a)       (Millions)
Fixed to floating   Fair value  $139  7.0%   2.9% 6 month LIBOR+1.7%
Fixed to floating   Fair value  $100  6.5%   3.3% 6 month LIBOR+2.1%
Fixed to floating   Fair value  $ 75  8.0%   3.8% 6 month LIBOR+2.6%

Cross Currency Swaps (mature in 2006)
Floating $  Cash Flow    $90       2.2%  -    6 mo. USD LIBOR+1.0%
floating(Y) Investment   (Y)11,108  -   1.3%  6 mo. JPY LIBOR+1.2%

a) The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary, unless otherwise indicated.
b) Interest rates are as of September 30, 2003.

The ineffective portion of the cross currency swap was not material. The fair value of the interest rate swaps at September 30, 2003 was $17.2 million. Cross currency swaps were recorded at their fair value of $(9.7) million.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts with maturities of less than twelve months, which qualify as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted purchases. The fair value of the commodity derivative instruments at September 30, 2003 was $(0.4) million.

The Company uses foreign exchange forward contracts to hedge future purchases of materials consumed in the production process, and the receivables related to sales through December 2005. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for primarily U.S. dollars, Euros, and British Pound Sterling. Contracts outstanding as of September 30, 2003 will mature over the next 2.25 years and have sales contract notional amounts of $38.4 million and 40.4 million Euro.

(7) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency (EPA) and certain state environmental agencies and private parties as potentially responsible parties (PRPs) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 43 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at September 30, 2003 of approximately $17.6 million. The Company expects this amount to be expended over the next three to five years.

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

In 2002, the Company entered into a lease obligation for $28.3 million in principal for machinery and equipment. In 2003, additional machinery and equipment was added to the lease bringing the total lease obligation to $30.3 million. The lease payments are expected to be $3.5 million in 2003. The lease extends until December 2005 and is being accounted for as an operating lease. The Company has guaranteed the residual values of the leased machinery and equipment. The guarantees extend through the maturity of the underlying lease. In the event the Company does not exercise its option to purchase the machinery and equipment, the Company has guaranteed a residual value of $16.3 million.

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

Below is a table that shows the activity in the warranty accrual accounts (in millions):

                         For the nine
                         months ended September 30,
                                2003
Beginning balance              $ 23.7
Provisions                        8.1
Incurred                         (4.6)
                               -------
Ending balance                 $ 27.2
                              =========
(8) Comprehensive income/(loss) is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, this includes foreign currency translation adjustments, changes in the minimum pension liability adjustment and net earnings(loss). The amounts presented as other comprehensive income/(loss), net of related taxes, are added to net income resulting in comprehensive income/(loss).

The following summarizes the components of other comprehensive income/
(loss) on a pretax and after-tax basis for the periods ended September 30,

(in millions)                 Three Months Ended
                         2003                2002
                    Income                     Income
                    Tax       After-           Tax     After-
          Pretax    Effect    tax       Pretax Effect  tax

Foreign currency
 translation
 adjustment    $ 3.3$(4.0)    $ (0.7)   $11.9  $ (2.7) $9.2
Net earnings as reported        35.9                   31.9
                               -----                   -----
Total comprehensive income    $ 35.2                   $41.1
                              ======                   ======

(in millions)                 Nine Months Ended
                            2003                        2002
                    Income                   Income
                    Tax       After-         Tax       After-
          Pretax    Effect    tax    Pretax  Effect    tax

Foreign currency
 translation
 adjustment    $ 50.8 $(4.0)  $ 46.8 $ 32.3  $(7.9)    $24.4
Net earnings/(loss)
 as reported                   124.9                  (159.9)
                              -------                  ------
Total comprehensive
 income/(loss)                $171.7                 $(135.5)
                              =======                =========

The components of accumulated other comprehensive income/(loss), net of tax, in the Condensed Consolidated Balance Sheets are as follows:

(in millions)                           September 30, December 31,
                                        2003        2002
Foreign currency translation adjustment $ 53.5    $  6.7
Minimum pension liability adjustment     (61.2)    (61.2)
                                        -------   --------
Accumulated other comprehensive loss    $ (7.7)   $(54.5)
                                        =======   ========
(9) The following tables show sales, earnings before interest and taxes and total assets for the Company's reportable business segments (in millions of dollars.

                              Net Sales
                         Three Months Ended September 30,
                         2003                      2002
                         Inter-                   Inter-
               Customer  segment   Net   Customer segment   Net
Drivetrain     $ 284.3$   -      $ 284.3 $ 277.5  $ -     $ 277.5
Engine           440.8   10.5      451.4   406.5  10.1      416.6
Inter-segment
 eliminations        -  (10.5)     (10.5)      - (10.1)     (10.1)
Consolidated   $725.2     $ -    $ 725.2 $ 684.0  $  -    $ 684.0


                               Net Sales
                         Nine Months Ended September 30,
                         2003                     2002
                         Inter-                   Inter-
               Customer  segment   Net  Customer  segment   Net
Drivetrain     $915.3     $ -     $ 915.3  $ 819.5 $ -    $ 819.5
Engine        1,355.1     33.7    1,388.8  1,210.8 29.3   1,240.1
Inter-segment
 eliminations     -      (33.7)     (33.7)   -    (29.3)    (29.3)
Consolidated $2,270.4     $  -    $2,270.4 $2,030.3 $ -   $2,030.3

          Earnings Before             Earnings Before
          Interest & Taxes            Interest & Taxes
          Three Months Ended          Nine Months Ended
          September 30,               September 30,

                  2003      2002     2003    2002
Drivetrain     $  16.7    $ 22.2  $  66.5  $ 71.7
Engine            55.6      47.9    178.3   158.7
                 ------   ------   ------  ------
                  72.3      70.1    244.8   230.4
Corporate        (12.2)    (10.7)   (35.5)  (31.5)
                 ------   -------  -------  ------
Consolidated      60.1      59.4    209.3   198.9
Interest expense and
  finance charges (8.1)    (9.3)    (25.8)  (28.7)
                 ------    -------  ------  ------
Earnings before income
  taxes        $  52.0    $50.1   $ 183.5  $170.2
                =======   =====    ======  ========
                                Total Assets
                         September 30,       December 31,
                               2003          2002
Drivetrain                   $755.9           $ 678.1
Engine                      1,878.5           1,739.9
                            --------          --------
                            2,634.4           2,418.0
Corporate                     305.1             264.9
                            --------         ---------
Consolidated               $2,939.5          $2,682.9
                          ==========         ==========
(10) Charges of $28.4 million were incurred in the fourth quarter of 2001. These charges primarily included adjustments to the carrying value of certain assets and liabilities related to businesses acquired and disposed of over the prior three years, non-employee related exit costs for certain non-production facilities the Company had previously sold or no longer needed and non-recurring product quality related charges. The 2001 charges include $8.4 million of environmental remediation costs related to sold businesses and $12 million of product quality costs for issues with products that were sold by acquired businesses prior to acquisition, all of which have been fixed in the currently produced products. Of the $28.4 million of pretax charges, $5.0 million represents non-cash charges. Approximately $3.3 million was spent in 2001, $8.4 million was transferred to environmental reserves in 2001, $8.4 million was spent in 2002, $2.3 million was spent in the first nine months of 2003, and the remaining $1.0 million is expected to be spent over the next three months. The Company expects to fund the total cash outlay of these actions with cash flow from operations.

The roll-forward for the balance of the other exit costs and non-recurring charges are detailed in the following table.

Other Exit Costs and
Charges

(in millions of dollars)
Balance, December 31, 2002    $ 3.3
Expended                        2.3
                              ------
Balance, September 30, 2003   $ 1.0
                              ======

(11) The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables, up to a maximum of $90 million. During the nine months ended September 30, 2003, the amount of receivables sold remained constant at $90 million and total cash proceeds from sales of accounts receivable were $810.0 million. For the nine months ended September 30, 2003, the Company paid a servicing fee of $1.1 million related to these receivables, which is included in interest expense and finance charges. At September 30, 2003 and December 31, 2002, the Company had sold $90 million of receivables under a Receivables Transfer Agreement for face value without recourse.

(12) In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, effective January 1, 2002, specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. SFAS No. 142 also requires that, upon adoption, goodwill be allocated to the Company's reporting units and a two-step impairment analysis be performed.

The Company adopted SFAS No. 142 effective January 1, 2002. Under the transitional provisions of the SFAS, the Company allocated goodwill to its reporting units and performed the two-step impairment analysis. The fair value of the Company's businesses used in determination of the goodwill impairment was computed using the expected present value of associated future cash flows. As a result of this analysis, the Company determined that goodwill associated with its Cooling Systems and Air/Fluid Systems operating businesses was impaired due to fundamental changes in their served markets, particularly the medium and heavy truck markets, and weakness at a major customer. As a result a charge of $269 million, net of taxes of $76 million, was recorded. The impairment loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. The changes in the carrying amount of goodwill (in millions of dollars) for the nine months ended September 30, 2003, are as follows:

                    Drivetrain     Engine         Total
Balance at December 31, 2002
Contingent valuation
 payment on acquired
 business            $128.0        $699.0         $827.0

                         -           12.8           12.8
Translation adjustment  0.3           3.9            4.2
                    --------       -------        --------
Balance at
September 30, 2003  $128.3          $715.7         $844.0

(13) In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the Company's results of operations, financial position or cash flows.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation is effective immediately for variable interest entities created after January 31, 2003 and effective October 1, 2003, for variable interest entities created before February 1, 2003. The Company does not expect the adoption of FIN 46 to have any impact on its 2003 Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and reporting for certain derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and is to be applied prospectively. The adoption of SFAS No. 149 did not have any impact on the Company's financial position, operating results or liquidity and resulted in additional disclosures in the Company's Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's financial position, operating results or cash flows. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

The Company's products fall into two reportable operating segments:
Drivetrain and Engine. The following tables present net sales and earnings before interest and taxes (EBIT) by segment for the three and nine months ended September 30, 2003 and 2002 in millions of dollars.

Net Sales             Three Months       Nine Months
                      September 30,      September 30
                    2003      2002         2003        2002
Drivetrain          $ 284.3   $ 277.5      $ 915.3    $819.5
Engine                451.4     416.6      1,388.8   1,240.1
Inter-segment
 eliminations         (10.5)    (10.1)       (33.7)   (29.3)
                    --------  --------       -------   ------
Net sales           $ 725.2   $ 684.0     $2,270.4 $2,030.3

EBIT                  Three Months        Nine Months
                      September 30,       September 30,
                      2003      2002      2003     2002
Drivetrain          $ 16.7    $ 22.2     $ 66.5   $ 71.7
Engine                55.6      47.9      178.3    158.7
                     ------    ------    -------   ------
Segment EBIT        $ 72.3    $ 70.1     $244.8   $230.4
                    =======   =======   ========  =======


Consolidated sales for the third quarter ended September 30, 2003 totaled $725.2 million, a 6.0% increase over the third quarter of 2002. This increase was favorable compared to the total automotive market, where the North American market experienced production decreases of 5% and the European market had production decreases of 2%. Geographically, the Company's sales increases were in Europe and Asia. North America sales declined by 2.5%, about half of the total industry production decline in that region. Sales increased an additional $28.5 million due to stronger currencies, primarily in Europe. Turbochargers and automatic transmissions are the products most affected by currency fluctuations in Europe, Asia, and the Americas.

Third quarter net income increased from $31.9 million to $35.9 million, a 12.5% increase. The increase in income was due to several factors:
higher volume of sales, lower interest expense, favorable currency impact, and a lower tax rate. The currency impact added approximately $2.1 million to income, or $0.08 per share, compared to the prior year. The tax rate year to date was 28.5% compared to 33.0% for the prior year. In the third quarter, the company recorded a year to date adjustment to bring the year to date rate down from 29% to 28.5%. This was due to continuing profitability improvement in our foreign operations, particularly from Europe.

The Drivetrain business' revenue increased 2.5%, but EBIT decreased $5.5 million, or 24.8% from 2002. These sales gains were due to four wheel drive transfer case programs with General Motors, increased sales of the Company's Interactive Torque Management (TM) all-wheel drive systems to Honda and Hyundai, and steady demand for transmission components and systems, especially with increased automatic transmission penetration in Europe. These sales gains offset declines in European and North American automotive production. The decrease in EBIT was due to start up investments and costs for the Company's new DualTronic product, including the opening of a facility in Germany. Profitability also suffered from a less favorable product mix and an increase in pension and retiree health care costs over the previous year.

The Engine business' third quarter 2003 sales and EBIT increased 8.4% and 16.1% from third quarter 2002, respectively. This group benefited from continued demand for the Company's turbochargers for European passenger cars and commercial vehicles. This offset the chain and emissions portions of the group, which experienced softness as a result of weaker auto production. The EBIT was impacted by increased productivity and production in the turbocharger business, which translated to higher profitability. This was partially offset by start up costs for Variable Cam Timing systems, which will launch during 2004, and for new Korea operations.

Consolidated gross margin for the third quarter of 2003 was 17.8%, down
0.9 percentage points from the 2002 margin of 18.7%. The gross margin was negatively impacted due to higher growth in our lower margin products and due to the launch costs of our new products. Selling, general and administrative (SG&A) costs decreased $0.5 million and decreased as a percentage of sales from 10.7% to 10.0% of sales. This decrease was due to cost control efforts across the company. The SG&A category includes substantially all the Company's spending on R&D. For the third quarter of 2003, R&D spending totaled $29.0 million, or 4.0% of sales, versus $26.8 million, or 3.9% of sales for the third quarter of 2002.

Third quarter interest expense decreased $1.2 million from third quarter 2002 as a result of lower interest rates. The Company was able to take advantage of lower floating interest rates through the use of interest rate swaps, described more fully in Note Six to the Financial Statements. At September 30, 2003, the amount of debt with fixed interest rates was 44% of total debt. Equity in affiliate earnings, which consist primarily of the Company's 50% share of NSK-Warner in Japan, were slightly down due to slightly weaker auto production in Japan.

The Company's provision for income taxes is based on estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2003 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. In 2002, the Company completed a change in the ownership structure of certain of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Company's foreign operations. The Company expects its effective tax rate for 2003 to be approximately 28.5% compared to 33% in 2002.

Net income was $35.9 million for the third quarter, or $1.30 per diluted share, an increase of 12.5% over the previous year's third quarter. Shares outstanding increased due to the exercise of options and contributions to benefit plans.

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

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2003, debt increased from year-end 2002 by $1.1 million, mainly due to foreign currency exchange rate changes. Cash and cash equivalents increased by $70.2 million. Capital spending for the nine months was $104.1 million compared with $81.4 million last year. Careful capital spending remains an area of focus for the Company. The Company expects to spend $150 million on capital in 2003, but this expectation is subject to ongoing review based on market conditions.

As of September 30, 2003 and December 31, 2002, the Company had sold $90.0 million of receivables under a Receivables Transfer Agreement for face value without recourse.

The Company believes that the combination of cash from operations and available credit facilities will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2003.

OTHER MATTERS

Litigation
As discussed more fully in Note 7 to the Consolidated Financial Statements, various claims and suits seeking money damages arising in the ordinary course of business and involving environmental liabilities have been filed against the Company. In each of these cases, the Company believes it has a defendable position and has made adequate provisions to protect the Company from material losses. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Dividends
On October 17, 2003, the Company declared a $0.18 per share dividend to be paid on November 17, 2003 to shareholders of record as of November 3, 2003.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and reporting for certain derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and is to be applied prospectively. The adoption of SFAS No. 149 did not have any impact on the Company's financial position, operating results or liquidity and resulted in additional disclosures in the Company's Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's financial position, operating results or cash flows.


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


Item 3. Quantitative and Qualitative Disclosure About Market Risks

There have been no material changes to the Company's exposures to market risk since December 31, 2002.

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect our internal controls over financial reporting.


PART II

Item 1.   Legal Proceedings

The Company is a party to various judicial and administrative proceedings which are considered to be routine and incidental to its business. Management does not believe that the results of any of these proceedings are reasonably likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

Exhibit 31.1   Rule 13a-14(a)/15d-14(a) Certification by Chief Executive
Officer.

Exhibit 31.2   Rule 13a-14(a)/15d-14(a) Certification by Chief Financial
Officer.

Exhibit 32   Section 1350 Certifications.

Reports on Form 8-K

On July 1, 2003, the Company filed a report on Form 8-K/A, attaching a reconciliation of non-GAAP measures previously disclosed with the most directly comparable GAAP measures.

On July 2, 2003, the Company filed a report on Form 8-K, filing a revised presentation of its Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operation and Financial Statements and Supplementary Data included in its form 10-K for 2002. In addition, the Form 8-K provided updated disclosure regarding its patent dispute with Honeywell International Inc.

On July 21, 2003, the Company filed a report on Form 8-K, furnishing a copy of a news release relating to its earnings for the second quarter of 2003.

On July 29, 2003, the Company filed a report on Form 8-K, announcing the appointment of Ernest J. Novak, Jr. to its Board of Directors.





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



Date: November 13, 2003