Form 10-K
period 2003-12-31
BORGWARNER INC
filed 2004-03-12
CIK 908255

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003	Commission File Number: 1-12162

BorgWarner Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3404508
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 South Michigan Avenue

Chicago, Illinois 60604
(312) 322-8500
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered Pursuant to Section 12(g) of the Act: None

     Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑         No ☐

     The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2003 (the last business day of the most recently completed second fiscal quarter) was approximately $1.8 billion. As of March 5, 2004, the registrant had 27,840,028 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Part of Form 10-K
into which
Document	incorporated

BorgWarner Inc. 2003 Annual Report to Stockholders	Parts I, II and IV
BorgWarner Inc. Proxy Statement for the 2004 Annual Meeting of Stockholders	Part III

BORGWARNER INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2003

PART I

Item 1.	Business

      BorgWarner Inc. (the “Company”), a Delaware corporation, was incorporated in 1987. The Company is a leading, global supplier of highly engineered systems and components, primarily for powertrain applications. The Company’s products help improve vehicle performance, fuel efficiency, air quality and vehicle stability. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of passenger cars, sport-utility vehicles, trucks, and commercial transportation products. The Company operates manufacturing and technical facilities in 43 locations in 14 countries serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.

Financial Information About Segments

      Incorporated herein by reference is Note Fifteen of the Notes to Consolidated Financial Statements on pages 52 through 54 of the Company’s Annual Report for the year ended December 31, 2003 (the “Company’s Annual Report”) filed as an exhibit to this report.

Narrative Description of Operating Segments

      The Company reports its results under two reportable operating segments: Drivetrain and Engine. Net revenues by segment for the three years ended December 31, 2003, 2002 and 2001, are as follows (in millions of dollars):

	Year Ended December 31,

	2003	2002	2001

Drivetrain	$1,245.6	$1,122.1	$937.2
Engine	1,869.7	1,648.2	1,426.6
Divested operations and businesses held for sale	—	—	18.0
Inter-segment eliminations	(46.1)	(39.2)	(30.2)

Net sales	$3,069.2	$2,731.1	$2,351.6

      The sales information presented above excludes the sales by the Company’s unconsolidated joint ventures (See “Joint Ventures” section). Such sales totaled approximately $370 million in 2003, $318 million in 2002 and $301 million in 2001. Divested operations and businesses held for sale include the fuel systems business which was sold in April 2001.

Drivetrain

      The Drivetrain Group leverages the Company’s legacy and understanding of powertrain torque management to develop interactive control systems and strategies for our traditional mechanical products. The Drivetrain Group’s products are primarily transmission components or torque management applications and systems.

      The Company’s torque management products include four-wheel drive (“4WD”) and all-wheel drive transfer cases and torque management systems to transfer torque within the drivetrain for rear-wheel drive and front-wheel drive (“FWD”) based vehicles. The main focus is on electronically controlled torque management devices and systems.

      Transfer cases are installed primarily on light trucks and sport-utility vehicles (“SUVs”). A transfer case attaches to the transmission and distributes torque to the front and rear axles for 4WD, improving vehicle control during off-road use and in a variety of road conditions. The Company has designed and developed an exclusive 4WD TORQUE-ON-DEMAND® (“TOD”) transfer case system, which allows vehicles to automatically shift from two-wheel drive to 4WD when electronic sensors indicate it is necessary. The TOD® transfer case is available on the Ford Explorer, the best selling SUV in the United States in 2003, 2002 and 2001, and the Ford Expedition, Lincoln Navigator and SsangYong Musso. In 2001, this technology was also adopted by Hyundai for its Terracan SUV, and was launched on the Kia Sorento in 2002.

      Sales of 4WD transfer cases represented approximately 22%, 22% and 20% of the Company’s total revenues for 2003, 2002 and 2001, respectively. The Company believes it is the world’s leading independent manufacturer of 4WD transfer cases, producing over one million transfer cases in 2003. The Company’s largest customer of 4WD transfer cases is Ford Motor Company. The Company supplies the majority of the 4WD transfer cases for Ford, including those installed in the Ford Explorer, the Lincoln Aviator, the Ford Expedition, the Ford F-150 and Ranger pick-up trucks, the Mercury Mountaineer and the Lincoln Navigator. The Company also began supplying transfer cases to several new General Motors applications in 2002 including the Hummer H2, the Cadillac Escalade, the Chevrolet Tahoe and Suburban, along with the GMC Yukon and Yukon XL.

      The Company’s newest 4WD product is the INTERACTIVE TORQUE MANAGEMENT™ (“ITM”) system. This product was introduced on the Acura MDX in 2000 and was launched on the new Honda Pilot in 2002. ITM™ uses electronically controlled clutches to distribute power to the individual rear wheels when traction is required. The Company is actively involved in developing this technology for new applications in both front-wheel drive based cross-over vehicles and passenger cars. A variant of this product, ITM 1™, which features a single clutch pack in front of the rear axle differential, was launched on the Hyundai Santa Fe in 2002.

      The Drivetrain Group also engineers and manufactures components for automatic transmissions and the systems that combine such components in North America, Asia and Europe. Principal product lines include friction plates, one-way clutches, transmission bands and torque converter lock-up clutches for automatic transmissions. The Company is a supplier to virtually every major automatic transmission manufacturer in the world. The Company’s 50%-owned joint venture in Japan, NSK-Warner Kabushiki Kaisha (“NSK-Warner”), is a leading producer of friction plates and one-way clutches in Japan.

      In 2003, the Company launched its DualTronic™ transmission technology with Volkswagen and Audi. The technology provides the smooth-shifting convenience of an automatic transmission with the fuel efficiency of a manual transmission. Through advanced electrohydraulic controls and a unique two-clutch wet-friction system, DualTronic™ eliminates the disruptive feel of a manual transmission gear shift.

      The Company’s drivetrain products are manufactured in North America, Europe, and Asia.

Engine

      The Engine Group develops strategies and products to manage engines for fuel efficiency, reduced emissions, and enhanced performance. Its products fall into three major categories: chains, turbochargers, and emissions and thermal systems.

      Chain and chain systems include timing chain and timing chain systems, crankshaft and camshaft sprockets, chain tensioners and snubbers, HY-VO® FWD transmission chain and 4WD chain, and MORSE GEMINI® Chain Systems for passenger car and commercial vehicle applications. These products are provided from facilities in North America, South America, Europe and Asia.

      HY-VO® chain is used to transfer power from the engine to the transmission. The Company’s MORSE GEMINI® chain system emits significantly less chain pitch frequency noise than conventional transmission chain systems. The chain in a transfer case distributes power between the front and rear output shafts which, in turn, drive the front and rear wheels. The Company believes it is the world’s leading manufacturer of chain for FWD transmissions and 4WD transfer cases.

      The Company’s timing chain system is used on Ford’s family of overhead cam engines, including the Duratech and Triton and new in-line 4 cylinder engines, as well as Chrysler’s 2.7 liter, 3.7 liter, 4.7 liter and 5.7 liter overhead cam engines. In addition, the Company has been selected to provide timing systems for a number of Japanese and European applications, including Honda and Nissan. The Company believes that it is the world’s leading manufacturer of timing chain systems.

      The Engine Group also provides turbochargers for passenger car, commercial vehicle and industrial applications for diesel and gasoline engine manufacturers in Europe, North America, South America and Asia. The Engine Group has greatly benefited from the growth in turbocharger demand in Europe. This growth is linked to increasing demand for diesel engine passenger cars. Benefits of turbochargers in both passenger car and commercial vehicle applications include increased power for a given engine size, improved fuel economy and significantly reduced emissions. The Company believes it is a leading manufacturer of turbochargers worldwide.

      The Engine Group designs and manufactures sophisticated electro-mechanical, mechanical and electronic components and systems used for automated transmissions, fluid pumps, engine air intake modules, engine emission controls and actuation systems. Key products for transmission controls include single function solenoids, complex solenoids and multi-function modules. The Company also manufactures a wide variety of fluid pumps, including engine hydraulic pumps for variable cam timing and engine lubrication. Key products for engine air intake management include throttle bodies, intake manifolds, throttle position sensors and complete engine induction systems. The Company also designs and manufactures products to control emissions and improve gas mileage such as electric air pumps, air control valves and exhaust gas recirculation valves. These products are provided from facilities in the United States and France.

      The Engine Group is a global provider of engine cooling solutions. The group manufactures and markets air sensing fan drives that can be mechanically controlled and electronically controlled fan drives that sense and respond to multiple cooling requirements simultaneously. The Engine Group also manufactures and markets polymer fans for engine cooling systems. Product features provide improved vehicle fuel economy and reduced engine emissions while minimizing parasitic horsepower loss. These advanced cooling systems products are manufactured by facilities in the U.S., Germany, U.K., Brazil, Korea, and China. The Company is a leading global provider of such products, but competes with other large independent producers. This business serves the global light, medium, and heavy vehicle markets, as well as selected off-highway applications.

Joint Ventures

      As of December 31, 2003, the Company had eight joint ventures in which it has a less-than-100% ownership interest. Results from six of these ventures, in which the Company is the majority owner, are consolidated as part of the Company’s results. The Company’s ownership interest in NSK-Warner and Hitachi Warner is 50% each. Such interests are reported using the equity method of accounting.

      Management of the unconsolidated joint ventures is shared with the Company’s respective joint venture partners. Certain information concerning the Company’s joint ventures is set forth below:

			Percentage
			Owned by	Location		Fiscal 2003
		Year	the	of		Sales ($ in
Joint Venture	Products	Organized	Company	Operation	Joint Venture Partner	millions)(a)

Unconsolidated
NSK-Warner K.K	Friction products	1964	50%	Japan	Nippon Seiko K.K.	$356
Hitachi Warner Turbo Systems, Ltd.	Turbochargers	2001	50%	Japan	Hitachi	$14
Consolidated
BorgWarner Transmission Systems Korea, Inc.	Friction products	1987	60% (b)	Korea	NSK-Warner K.K.	$81

Divgi-Warner Limited	Transfer cases and automatic locking hubs	1995	60%	India	Divgi Metalwares, Ltd.	$4
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans, fan drives	1999	70%	China	Ningbo Shenglong Group Co., Ltd.	$16
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Automotive Industry Corporation	$4

BorgWarner Morse TEC Murugappa Pvt. Ltd.	Chain products and engine timing system components	2002	74%	India	TI Diamond Chain Ltd.	$2
SeohanWarner TurboSystems Ltd. (c)	Turbochargers	2003	71%	Korea	Korea Flange Company	$0

(a)	All sales figures are for the year ended December 31, 2003, except for NSK-Warner which has a year end of November 30, 2003.
(b)	BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea, Inc. giving the Company an effective ownership interest of 80%.
(c)	On December 22, 2003, the Company signed a joint venture agreement with Korea Flange Company Ltd. to form SeohanWarner Turbo Systems, Ltd. to supply turbochargers in Korea.

      See Note Fifteen of the Notes to Consolidated Financial Statements on pages 52 through 54 of the Company’s Annual Report for geographic information.

Customers

      Approximately 77% of the Company’s total sales in 2003 were to automotive OEMs, with the remaining 23% of the Company’s sales to a diversified group of industrial, construction and agricultural vehicle manufacturers, auto part manufacturers and to distributors of automotive aftermarket and replacement parts.

      The Company’s worldwide sales in 2003 to Ford, DaimlerChrysler and General Motors constituted approximately 23%, 17% and 12%, respectively, of its 2003 consolidated sales. Approximately 37% of consolidated sales for 2003 were outside the United States, including exports. However, a substantial portion of such sales was to foreign OEMs of vehicles that are, in turn, exported to the United States. See Note Fifteen of the Notes to Consolidated Financial Statements on pages 52 through 54 of the Company’s Annual Report.

      The Company’s automotive products are generally sold directly to OEMs substantially pursuant to either negotiated long-term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon the production schedules of the OEMs. The Company ships its products directly from its plants to the OEMs.

Sales and Marketing

      Each of the Company’s business units within its two operating segments has its own sales function headed by a vice president of sales. Account executives for each business unit are assigned to serve specific OEM customers for one or more of a business unit’s products. Such account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business. Because of their close relationship with the OEMs, account executives are able to identify and meet customers’ needs based upon their knowledge of the Company’s products and design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities as a key interface to the customers.

      In addition, within the Engine segment and the Drivetrain segment, sales and marketing employees work together to explore cross-marketing opportunities for the business units. The development of DualTronic™, the Company’s wet-clutch and control-system technology for a new-concept automated transmission, is a successful example of this collaboration.

Research and Development

      Each of the Company’s operating segments has its own research and development (“R&D”) organization. The Company has 626 employees, including engineers, mechanics and technicians, engaged in R&D activities at facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life testing and dynamometer laboratories.

      By working closely with the OEMs and anticipating their future product needs, the Company’s R&D personnel conceive, design, develop and manufacture new proprietary automotive components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to obtain new orders from its OEM customers.

      Consistent with its strategy of developing technologically innovative products, the Company spent approximately $118.2 million, $109.1 million and $104.5 million in 2003, 2002 and 2001, respectively, on R&D activities. Not included in the reported R&D activities were customer-sponsored R&D activities that were approximately $22.3 million, $14.2 million and $20.0 million in 2003, 2002 and 2001, respectively.

Patents and Licenses

      The Company has approximately 3,000 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company’s business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company’s financial position or future operating results. The Company owns numerous trademarks, some of which are valuable but none of which are essential to its business in the aggregate.

      The Company owns the “BorgWarner” and “Borg-Warner Automotive” trade names and housemarks, and variations thereof, which are material to the Company’s business.

Competition

      The Company’s operating segments compete worldwide with a number of other manufacturers and distributors which produce and sell similar products. Price, quality and technological innovation are the primary elements of competition. Competitors include vertically integrated units of the Company’s major OEM customers, as well as a large number of independent domestic and international suppliers, some of which were formerly part of the Company’s OEM customers. Many of these companies are larger and have greater resources than the Company.

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

Employees

      As of December 31, 2003, the Company and its consolidated subsidiaries had approximately 14,300 salaried and hourly employees (as compared with approximately 14,000 employees at December 31, 2002), of which approximately 8,100 were U.S. employees. Approximately 28% of the Company’s domestic hourly workers are unionized. The hourly workers at the Company’s European facilities are also unionized. The Company believes its present relations with employees to be satisfactory.

Raw Materials

      Each of the Company’s operating segments believes that its supplies of raw materials for manufacturing requirements in 2004 are adequate and are available from multiple sources. It is common, however, for customers to require their prior approval before certain raw materials or components can be used, thereby reducing sources of supply that would otherwise be available. Manufacturing operations for each of the Company’s operating segments are dependent upon natural gas, fuel oil, and electricity.

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

      The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its financial position or future operating results, although no assurance can be given in this regard. Capital expenditures and expenses in 2003 attributable to compliance with such legislation were not material.

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

      Based on information available to the Company which, in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities in the aggregate amount of approximately $19.6 million at December 31, 2003. The Company expects this amount to be expended over the next three to five years.

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

      In connection with the sale of Kuhlman Electric Corporation (“Kuhlman Electric”), the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities relating to the past operations of Kuhlman Electric. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant.

      The Company has been working with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate the extent of and to remediate the contamination. The investigation revealed the presence of polychlorinated biphenyls (“PCBs”) in portions of the soil at the plant and neighboring areas. Clean-up began in 2000 and is continuing. Kuhlman Electric and others, including the Company, were sued in several related lawsuits, which claim personal and property damage. The Company has moved to be dismissed from some of these lawsuits.

      The Company believes that the reserve for environmental liabilities is sufficient to cover any liability associated with this matter. However, due to the nature of environmental liability matters, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount reserved.

Available Information

      Through its website (www.bwauto.com), the Company makes available, free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed. The Company also makes the following documents available on its website: the Finance and Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance Committee Charter; the Company’s Corporate Governance Guidelines; the Company’s Code of Ethical Conduct; and the Company’s Code of Ethics for CEO and Senior Financial Officers. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to Mary Brevard, Vice President, Investor Relations and Corporate Communications, 200 South Michigan Avenue, Chicago, Illinois 60604.

Executive Officers of the Registrant

      Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 5, 2004.

Name	Age	Position With Company

Timothy M. Manganello	54	Chairman and Chief Executive Officer
Mary E. Brevard	57	Vice President
William C. Cline	54	Acting Chief Financial Officer and Vice President and Controller
Kimberly L. Dickens	42	Vice President, Human Resources
Anthony D. Hensel	45	Vice President
Laurene H. Horiszny	48	Vice President, General Counsel and Secretary
John J. McGill	49	Vice President
Jeffrey L. Obermayer	48	Vice President and Treasurer
Alfred O. Weber	46	Vice President
F. Lee Wilson	49	Vice President
Roger J. Wood	41	Vice President

      Mr. Manganello has been Chairman of the Board since June 2003 and Chief Executive Officer since February 2003. He was also President and Chief Operating Officer of the Company from February 2002 until February 2003. He was Executive Vice President from June 2001 until February 2002. He was Vice President of the Company from February 1999 to June 2001 and President and General Manager of BorgWarner TorqTransfer Systems Inc. from February 1999 until February 2001. He was Vice President, Operations of BorgWarner TorqTransfer Systems Inc., Muncie Plant from December 1995 until January 1999.

      Ms. Brevard has been Vice President of the Company since November 2003. She was Director of Investor Relations and Communications from February 1997 until November 2003.

      Mr. Cline has been Acting Chief Financial Officer of the Company since November 2003 and has been Vice President and Controller of the Company since May 1993.

      Ms. Dickens has been Vice President, Human Resources of the Company since February 2002. She was Vice President, Human Resources, BorgWarner Transmission Systems Inc. from June 1999 until February 2002. She was Manager, Human Resources, of BorgWarner Transmission Systems Inc.’s Bellwood Plant from June 1994 until June 1999.

      Mr. Hensel has been Vice President of the Company since July 2002. He was Vice President, Finance of BorgWarner Morse TEC Inc. from July 1999 to June 2002. He was the Finance Director of 3K Warner Turbo Systems from September 1998 to June 1999.

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

      Mr. Obermayer has been Vice President and Treasurer of the Company since December 1999. He was Acting Treasurer from June 1999 until December 1999 and Vice President, Finance & Business Development, BorgWarner Transmission Systems Inc. from April 1999 until December 1999. He was Vice President and Controller of BorgWarner Transmission Systems Inc. from October 1996 until April 1999.

      Mr. Weber has been Vice President of the Company since July 2002 and has been the President and General Manager of BorgWarner Emissions Systems Inc. and BorgWarner Thermal Systems Inc. since December 2002. He was President and General Manager of BorgWarner Emissions Systems Inc. from July 2002 until December 2002. He was Vice President, Passenger Car Operations, of BorgWarner Turbo Systems Inc. from January 1999 to June 2002.

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

Item 2. Properties

      As of December 31, 2003, the Company had 43 manufacturing and technical facilities strategically located throughout the United States and worldwide. In addition to its domestic manufacturing facilities, the Company has five facilities in Germany, four facilities in India, three facilities in each of the United Kingdom and Korea, two facilities in China, and one facility in each of Brazil, Canada, France, Hungary, Italy, Japan, Mexico, and Taiwan. The Company also has several sales offices, warehouses and technical centers. The Company’s executive offices, which are leased, are located in Chicago, Illinois. In 2002, the Company completed construction of the BorgWarner Powertrain Technical Center (the “PTC”) in Auburn Hills, Michigan, which serves as the primary research and development facility and headquarters for several of the Company’s business units. There are approximately 478 employees located at the PTC. In general, the Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

      The following is additional information concerning the headquarters and the major manufacturing plants operated by the Company and its consolidated subsidiaries. Unless otherwise noted, these plants are owned by the Company:

2003 Percent of
Capacity
Locations	Utilization(1)(2)

Engine	91.2%
Headquarters: Auburn Hills, Michigan; Ithaca, New York, Kirchheimbolanden, Germany
Arcore, Italy; Asheville, North Carolina; Bradford, England (one location owned and one location leased); Cadillac, Michigan; Campinas Sao Paolo, Brazil; Changwon, South Korea (leased); Chennai, India; Cortland, New York; Dixon, Illinois; Fletcher, North Carolina; Guadalajara, Mexico; Kakkalur, India (74% JV); Markdorf, Germany; Marshall, Michigan; Nabari City, Japan; Ningbo, China (70% JV); Oroszlany, Hungary; Pyungtek, Korea (leased); Sallisaw, Oklahoma; Simcoe, Ontario, Canada; Tainan Shien, Taiwan; Water Valley, Mississippi
Drivetrain	82.1%
Headquarters: Auburn Hills, Michigan
Arnstadt, Germany; Beijing, China (80% JV); Bellwood, Illinois; Eumsung, Korea (80% JV); Frankfort, Illinois; Heidelberg, Germany; Ketsch, Germany; Livonia, Michigan; Longview, Texas (leased); Margam, Wales; Muncie, Indiana; Pune, India (60% JV); Seneca, South Carolina; Sirsi, India (60% JV); Tulle, France

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

Item 3. Legal Proceedings

      The Company is party to various judicial and administrative proceedings which are considered to be routine and incidental to its business including those described under Environmental Regulation and Proceedings. Management does not believe that the results of any of these proceedings are likely to have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

      Like many other industrial companies, the Company continues to be named as one of the defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited to claims that relate to a few types of automotive friction products, manufactured many years ago, that contained encapsulated asbestos. The Company aggressively defends against these lawsuits and has been successful in obtaining dismissal of many cases without any payment whatsoever or, in many cases for nominal or minimal settlement payments. The Company has significant insurance coverage with solvent carriers and, to date, has not incurred any out-of-pocket costs, other than immaterial administration expenses, in connection with these lawsuits or any settlements thereof.

      Although it is impossible to predict the outcome of pending or future claims, in light of the nature of the products, our experience in defending and resolving claims in the past, our insurance coverage and existing reserves, management does not believe that asbestos-related claims will have a material adverse effect on the Company’s liquidity, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to the Company’s security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of March 5, 2004, there were approximately 2,900 holders of record of Common Stock.

      The Company has paid cash dividends of $0.18 per share on its Common Stock during each quarter for the last fiscal year. For the first quarter of 2004, the Company announced an increase in the cash dividend from $0.18 per share to $0.25 per share. While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.

      The Company has announced a 2-for-1 stock split, subject to stockholder approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock. If approved by stockholders, the stock split will be effective

May 17, 2004 to stockholders of record on May 3, 2004. It is anticipated that future quarterly dividends will be adjusted to accommodate the stock split.

      High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 2002 and 2003 were:

Quarter ended	High	Low

March 31, 2002	$66.10	$49.91
June 30, 2002	$68.95	$55.48
September 30, 2002	$62.73	$47.89
December 31, 2002	$53.65	$38.38
March 31, 2003	$55.39	$43.31
June 30, 2003	$66.25	$47.35
September 30, 2003	$73.36	$63.43
December 31, 2003	$85.50	$68.27

Item 6. Selected Financial Data

      The Selected Financial Data for the five years ended December 31, 2003 with respect to the following line items set forth on page 55 of the Company’s Annual Report is incorporated herein by reference and made a part of this report: net sales; net earnings; net earnings per share; total assets; total debt; and cash dividend declared per share. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 25 through 34 in the Company’s Annual Report to Stockholders are incorporated herein by reference and made a part of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Information with respect to interest rate risk and foreign currency exchange risk is contained on page 34 of the Company’s Annual Report and is incorporated herein by reference. Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note Six of the Notes to Consolidated Financial Statements on page 45 of the Company’s Annual Report and is incorporated herein by reference. Information with respect to the Company’s level of business outside the United States which is subject to foreign currency exchange rate market risk is contained in Note Fifteen of the Notes to Consolidated Financial Statements on page 54 under the caption “Geographic Information” and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The Consolidated Financial Statements (including the notes thereto, except as noted below) of the Company and the Independent Auditors’ Report as set forth on pages 35 through 54 in the Company’s Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2003 and 2002 is set forth on page 54 of the Company’s Annual Report. For a list of financial statements filed as part of this report, see Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” beginning on page 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A. Controls and Procedures

      The Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information with respect to directors and nominees for election as directors of the Company under the caption “Election of Directors” on pages 1 through 3 of the Company’s Proxy Statement and information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 9 of the Company’s Proxy Statement is incorporated herein by reference and made a part of this report. Information with respect to executive officers of the Company is set forth in Part I of this report.

Item 11. Executive Compensation

      Information with respect to compensation of executive officers and directors of the Company under the captions “Directors Compensation” on pages 5 through 6 of the Company’s Proxy Statement and “Executive Compensation,” “Stock Options,” “Long-Term Incentive Plans,” and “Change of Control Employment Agreements” on pages 10 through 12 of the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information under the captions “Security Ownership of Certain Beneficial Owners and Management” on page 8 of the Company’s Proxy Statement and “Equity Compensation Plan Information” on page 27 of the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

Item 13. Certain Relationships and Related Transactions

      Information with respect to certain relationships and related transactions under the caption “Certain Relationships and Related Transactions” on pages 17 through 18 of the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

PART IV

Item 14. Principal Accountant Fees and Services

      Information with respect to the fees and services of our principal accountant under the caption “Principal Accounting Firm Fees” on page 29 of the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a) 1. The following consolidated financial statements of the Company on pages 40 through 54 of the Company’s Annual Report are incorporated herein by reference:

Independent Auditors’ Report
Consolidated Statements of Operations — years ended December 31, 2003, 2002 and 2001
Consolidated Balance Sheets — December 31, 2003 and 2002
Consolidated Statements of Cash Flows — years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity — years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on page A-1.

      (b) Reports on Form 8-K.

      On October 27, 2003, the Company filed a report on Form 8-K, furnishing a copy of a news release relating to earnings for the third quarter of 2003.

      On November 17, 2003, the Company filed a report on Form 8-K, announcing that William C. Cline had been appointed acting chief financial officer to replace George E. Strickler.

      On November 18, 2003, the Company filed a report on Form 8-K, announcing that the Company’s Board of Directors had approved a quarterly cash dividend of $0.25 per share payable on February 17, 2004 to shareholders of record on February 2, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By:	/s/ TIMOTHY M. MANGANELLO

Timothy M. Manganello
Chairman and Chief Executive Officer

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 12th day of March, 2004.

Signature	Title

/s/ TIMOTHY M. MANGANELLO Timothy M. Manganello	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ WILLIAM C. CLINE William C. Cline	Acting Chief Financial Officer and Vice President and Controller (Principal Accounting Officer, Acting Principal Financial Officer)

/s/ PHYLLIS O. BONANNO Phyllis O. Bonanno	Director

/s/ ANDREW F. BRIMMER Andrew F. Brimmer	Director

/s/ WILLIAM E. BUTLER William E. Butler	Director

/s/ JERE A. DRUMMOND Jere A. Drummond	Director

/s/ PAUL E. GLASKE Paul E. Glaske	Director

/s/ IVAN W. GORR Ivan W. Gorr	Director

/s/ ALEXIS P. MICHAS Alexis P. Michas	Director

/s/ ERNEST J. NOVAK, JR. Ernest J. Novak, Jr.	Director

/s/ JOHN RAU John Rau	Director

/s/ TIMOTHY M. MANGANELLO Timothy M. Manganello	Director

EXHIBIT INDEX

Exhibit
Number		Description

*3	.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).
3.2		Amended and Restated By-laws of the Company.
*3	.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
*3	.4	Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*4	.1	Indenture, dated as of November 1, 1996, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-14717).
*4	.2	Indenture, dated as of February 15, 1999, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Amendment No. 1 to Registration Statement No. 333-66879).
*4	.3	Rights Agreement, dated as of July 22, 1998, between Borg-Warner Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed on July 24, 1998).
*10	.1	Credit Agreement dated as of July 21, 2000 among BorgWarner Inc., as Borrower, the Lenders Party Thereto, The Chase Manhattan Bank, as Administrative Agent, Bank America, N.A., as Syndication Agent and Bank One, N.A. as Documentation Agent (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
*10	.2	First Amendment, dated as of August 3, 2000 to the Credit Agreement, dated as of July 21, 2000 among BorgWarner Inc., as Borrower, the Several Lenders From Time to Time Party Thereto, The Chase Manhattan Bank, as Administrative Agent for the Lenders, Chase Securities Inc. and Banc of America Securities LLC, as Co-Arranger, Bank of America, N.A., as Syndication Agent and Bank One, N.A. as Documentation Agent (incorporated by reference to Exhibit No. 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.3	Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 33-64934).
*10	.4	Tax Sharing Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 33-64934).
*10	.5	Receivables Transfer Agreement dated as of January 28, 1994 among BWA Receivables Corporation, ABN AMRO Bank N.V. as Agent and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
*10	.6	Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 among BWA Receivables Corporation, as Borrower, Borg-Warner Automotive, Inc., as Collection Agent, ABN AMRO Bank N.V., as Agent, the Banks from time to time party hereto, ABN AMRO Bank N.V., as the Program LOC Provider and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
*10	.7	First Amendment dated as of March 25, 1999 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

Exhibit
Number		Description

*10	.8	Second Amendment dated as of December 22, 1999 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
*10	.9	Third Amendment dated as of December 20, 2000 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
*10	.10	Fourth Amendment dated as of April 13, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.11	Fifth Amendment dated as of July 25, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.12	Sixth Amendment dated as of December 22, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.13	Seventh Amendment dated as of February 19, 2002 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.14	Eighth Amendment dated as of February 18, 2003 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
†*10	.15	Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (incorporated by reference to Exhibit No. 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†*10	.16	BorgWarner Inc. 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
†*10	.17	Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (incorporated by reference to Exhibit No. 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†*10	.18	Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27, 1993 as further amended and restated effective as of April 1, 1994 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).
†*10	.19	Borg-Warner Automotive, Inc. Deferred Compensation Plan dated January 1, 1994 (incorporated by reference to Exhibit No. 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†*10	.20	Borg-Warner Automotive, Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995 (incorporated by reference to Exhibit No. 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
†*10	.21	Form of Employment Agreement for John F. Fiedler (incorporated by reference to Exhibit No. 10.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
†*10	.22	Amended Form of Employment Agreement for John F. Fiedler dated January 27, 1998 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibit
Number		Description

†*10	.23	Addendum to Employment Agreement between BorgWarner Inc. and John F. Fiedler dated November 8, 2000 (incorporated by reference to Exhibit No. 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
†*10	.24	Form of Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997).
†*10	.25	Amendment to the Change of Control Employment Agreement between the Company and John F. Fiedler dated effective January 30, 1998 (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
*10	.26	Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
*10	.27	Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.23 of the Company’s Form 10-K for the year ended December 31, 1998).
†*10	.28	Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 22, 2000).
*10	.29	Agreement and Plan of Merger dated as of December 17, 1998 by and between Borg-Warner Automotive, Inc., BWA Merger Corp. and Kuhlman Corporation (incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K dated as of December 21, 1998).
*10	.30	Asset Purchase Agreement dated as of August 2, 1999 among Eaton Corporation, the Seller Subsidiaries, Borg-Warner Automotive, Inc. and the Buyer Subsidiaries (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
13.1		Annual Report to Stockholders for the year ended December 31, 2003 with manually signed Independent Auditors’ Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not Deemed filed as part of the Form 10-K).
21.1		Subsidiaries of the Company.
23.1		Independent Auditors’ Consent.
31.1		Rule13a-14 (a)/15d-14(a) Certification by Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification by Acting Chief Financial Officer
32.1		Section 1350 Certifications
99.1		Cautionary Statements.

*	Incorporated by reference.

†	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).