Form 10-Q
period 2004-03-31
BORGWARNER INC
filed 2004-05-07
CIK 908255

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                         For the Quarter ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).
YES  X   NO _____

On March 31, 2004 the registrant had 27,853,652 shares of Common Stock outstanding.



                                   BORGWARNER INC.
                                      FORM 10-Q
                          THREE MONTHS ENDED MARCH 31, 2004

                                        INDEX
                                                  Page No.

PART I.   Financial Information

     Item 1.   Financial Statements

          Introduction                                      2

          Condensed Consolidated Balance Sheets at
               March 31, 2004 and December 31, 2003         3

          Consolidated Statements of Operations for the three
               months ended March 31, 2004 and 2003         4

          Consolidated Statements of Cash Flows for the three
               months ended March 31, 2004 and 2003         5

          Notes to the Consolidated Financial Statements    6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations     15

     Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risks                      20

     Item 4.   Controls and Procedures                      20

PART II.  Other Information

     Item 1.   Legal Proceedings                            21


     Item 6.   Exhibits and Reports on Form 8-K             21

                         SIGNATURES                   22

                                  BORGWARNER INC.
     FORM 10-Q
     THREE MONTHS ENDED MARCH 31, 2004

     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                   BorgWarner Inc. and Consolidated Subsidiaries'
                                Financial Statements


The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


                    BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (millions of dollars except share data)

                                    March 31,     December 31,
                                      2004            2003
                                   ------------   ------------
ASSETS
Cash and cash equivalents      $   78.7           $ 113.1
Receivables                       515.6             414.9
Inventories                       215.7             201.3
Deferred income tax asset          32.9              32.8
Investments in businesses
 held for sale                     39.8              32.0
Prepayments and other current
 assets                            45.9              30.5
                                   ----             -----
        Total current assets      928.6             824.6
Property, plant, and equipment
  at cost                       1,700.4           1,665.7
Less accumulated depreciation    (707.0)           (680.4)
                                   ----            -------
   Net property, plant and
      equipment                   993.4             985.3

Tooling, net of amortization       94.9              90.5
Investments and advances          184.3             177.3
Goodwill                          851.7             852.0
Other non-current assets          116.9             109.2
                                 ------           -------
        Total other assets      1,247.8           1,229.0
                                -------           -------
                              $ 3,169.8         $ 3,038.9
                               ========          ========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable and current portion of
      long-term debt          $     9.1         $    10.0
Accounts payable and
 accrued expenses                 551.3             460.3
Income taxes payable               34.7                 -
                                  -----             -----
      Total current liabilities   595.1             470.3
Long-term debt                    603.1             634.0

Long-term retirement-related
  liabilities                     482.5             503.0
Other long-term liabilities       134.6             154.0
                                  -----             -----
      Total long-term liabilities 617.1             657.0
Minority interest                  15.1              17.2
Capital stock:
Preferred stock, $.01 par value; authorized
 5,000,000 shares; none issued        -                 -
Common stock, $.01 par value; authorized
 50,000,000 shares; issued shares:2004,
 27,853,883; 2003, 27,614,927; outstanding
 shares: 2004,27,853,652;2003,
 27,578,595                         0.3               0.3
Non-voting common stock, $.01 par value;
 authorized 25,000,000 shares; none issued
 and outstanding in 2004              -                 -
Capital in excess of par value    778.4             756.3
Retained earnings                 535.5             491.3
Accumulated other comprehensive
 income                            25.3              14.0
Common stock held in treasury, at cost:
  2004, 1,992 shares; 2003,
  36,332 shares                    (0.1)             (1.5)
                                   -----           -------
  Total stockholders' equity    1,339.4           1,260.4
                                --------          --------
                              $ 3,169.8         $ 3,038.9
                               =========          ========
See accompanying Notes to Consolidated Financial Statements
                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (millions of dollars except share data)


                                   Three months ended
                                        March 31,
                                   2004           2003
                                   -----          ------
Net sales                          $ 903.1        $ 775.7
Cost of sales                        730.5          624.2
                                     ------         ------
Gross profit                         172.6          151.5
Selling, general and
 administrative expenses              94.7           83.6
Other, net                              .3              -
                                     -----           -----
  Operating income                    77.6           67.9
Equity in affiliate earnings,
 net of tax                           (6.5)          (6.4)
Interest expense and finance charges   7.5            9.0
                                     ------          -----
     Income before income taxes       76.6           65.3
Provision for income taxes            22.9           18.9
Minority interest, net of tax          2.6            2.2
                                     ------          ------
   Net earnings                    $  51.1        $  44.2
                                    =======         ========

   Net earnings per share - Basic  $  1.84        $  1.66
                                   ========        =========
Net earnings per share   Diluted   $  1.82        $  1.65
                                   ========        =========

Average shares outstanding (thousands)
Basic                               27,722         26,647
Diluted                             28,022         26,797

Dividends declared per share        $ 0.25        $  0.18
                                    =======       =======



See accompanying Notes to Consolidated Financial Statements

                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (millions of dollars)

                                   Three months ended
                                   March 31,
                                   2004     2003
                                           ------      ---------
Operating
Net earnings                       $ 51.1    $ 44.2
Non-cash charges to operations:
Depreciation                         33.7      29.7
Amortization of tooling               9.8       7.8
Employee retirement benefits         18.9       3.7
  Other, principally equity
   in affiliate earnings,
   net of tax                       (6.5)      (1.1)
                                   ------     ------
Net earnings adjusted for
   non-cash charges                107.0       84.3
Changes in assets and liabilities:
     Increase in receivables      (102.6)     (62.6)
Increase in inventories            (14.2)      (8.0)
(Increase)/decrease in prepayments
  and other current assets          (8.3)       4.2
Increase in accounts payable
  and accrued expenses              91.2        9.9
Increase in income taxes payable    34.1        7.3
Net change in other long-term
  assets and liabilities           (40.5)      (5.9)
                                   ------     ------
Net cash provided by
  operating activities              66.7       29.2
Investing
Capital expenditures               (40.5)     (25.3)
Tooling outlays, net of
  customer reimbursements          (13.7)      (9.4)
Net proceeds from asset disposals      -        0.4
Investment in unconsolidated
  subsidiary                        (7.8)         -
                                   -------   --------
Net cash used in investing
 activities                        (62.0)     (34.3)
Financing
Net increase/(decrease) in
  notes payable                     (0.8)       0.7
Additions to long-term debt           .2        0.3
Reductions in long-term debt       (34.2)      (0.7)
Payments for purchases of
 treasury stock                        -       (0.2)
Proceeds from stock options
 exercised                           2.2        0.2
Dividends paid                      (6.9)      (4.8)
                                   -------    -------
 Net cash used in financing
  activities                       (39.5)      (4.5)
Effect of exchange rate changes
 on cash and cash equivalents        0.4       (1.1)
                                   -------    -------
Net decrease in cash and
 cash equivalents                  (34.4)     (10.7)
Cash and cash equivalents at
 beginning of period               113.1       36.6
                                   --------   -------
Cash and cash equivalents
 at end of period                  $78.7     $ 25.9
                                   ========  ========
Supplemental Cash Flow Information
Net cash paid during the period for:
   Interest                        $ 9.4     $ 10.0
   Income taxes                      6.5       10.5
Non-cash financing transactions:
     Issuance of common stock for Executive Stock
       Performance Plan              2.0        3.3
             See accompanying Notes to Consolidated Financial Statements






                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

(1) Research and development costs charged to expense for the three months ended March 31, 2004 were $29.6 million. Research and development costs charged to expense for the three months ended March 31, 2003 were $29.5 million.

(2) Inventories consisted of the following (millions of dollars):

                            March 31,   December 31,
                            2004           2003
                                   ---------         ---------
      Raw materials        $93.5        $  95.5
      Work in progress      70.7           65.1
      Finished goods        51.5           40.7
                           ------        -------
       Total inventories $ 215.7        $ 201.3
                          =======       ========
(3) The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to all stock-based employee compensation awards.


                         Three Months Ended March 31,
                              2004      2003
                              ------    -------
Net earnings, as reported     $51.1     $ 44.2
Add:
Stock-based employee compensation
 expense included in net income,
 net of income tax              0.4        0.4
Deduct:
Total stock-based employee
 compensation expense
 determined under fair
 value based methods for
 all awards, net of tax effects(1.2)      (1.5)
                               ------    -------
Pro forma net earnings       $ 50.3     $ 43.1
                              =======   ========
Net earnings per share
     Basic   as reported     $ 1.84     $ 1.66
     Basic   pro forma         1.81       1.62

     Diluted   as reported     1.82       1.65
     Diluted   pro forma       1.80       1.61

In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 300,000 and 150,000 for the period ended March 31, 2004 and 2003, respectively, due to the effects of stock options and shares issuable under the executive stock performance plan. For the three months ended March 31, 2004 and 2003, the amounts earned and expensed under the plan were $1.1 million and $1.1 million, respectively.

(4) The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2004 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. The Company expects its effective tax rate for 2004 to be approximately 30.0%. This rate is about 1.5% higher than the full prior year due to changes in tax laws in some of the countries where the Company does business.

(5) Following is a summary of notes payable and long-term debt:

                         March 31, 2004           December 31,2003
                         Current    Long-Term     Current    Long-Term
                         --------  ----------     --------  -----------
DEBT                               (millions of dollars)
Bank borrowings and other     $   2.0   $  37.1   $   2.9   $  42.5
Term loans due through 2011
 (at an average rate of 3.3% at
  March 31, 2004 and 3.4% at
  December 31, 2003)              7.1      30.7       7.1      31.4
7% Senior Notes due 2006,
 net of unamortized discount
 ($139 million converted to floating
 rate of 2.9% by interest rate
 swap at March 31, 2004)            -     139.4         -     139.4
6.5% Senior Notes due 2009,
 net of unamortized discount
 ($75 million converted to floating
 rate of 3.8% by interest rate
 swap at March 31, 2004)            -     139.9         -     164.7
8% Senior Notes due 2019,
 net of unamortized discount
 ($75 million converted to
 floating rate of 3.8% by
 interest rate swap at
 March 31, 2004)                    -     133.9         -     133.9
7.125% Senior Notes due 2029,
 net of unamortized discount        -     122.1         -     122.1
                                 ------  --------   -------   -------
Total notes payable and
   long-term debt             $   9.1  $  603.1    $ 10.0   $ 634.0
                               =======   ========   ======== =======
     The Company has a revolving credit facility that provides for borrowings up to $350 million through July 2005. At March 31, 2004 and December 31, 2003, there were no borrowings outstanding and no obligations under standby letters of credit under the facility. The credit agreement contains numerous financial and operating covenants including, among others, covenants requiring the Company to maintain certain financial ratios and restricting its ability to incur additional indebtedness. The Company is in compliance with its credit agreement covenants as of March 31, 2004.

(6) The Company has entered into interest rate and currency swaps to manage interest rate and foreign currency risk. A summary of these instruments outstanding at March 31, 2004 follows (currency in millions):

                         Notional  Interest  rates          Floating interest
          Hedge Type      Amount   (b)Receive      Pay      Rate basis
          ----------     --------  ----------     ------    --------------
Interest Rate Swaps                (Millions)
 (a)
Fixed to floating   Fair value  $139 7.0%     2.9%     6 month LIBOR+1.7%
Fixed to floating   Fair value  $ 75 6.5%     3.8%     6 month LIBOR+2.6%
Fixed to floating   Fair Value  $ 75 8.0%     3.8%     6 month LIBOR+2.6%

Cross Currency Swap (matures in 2006)
Floating $ Investment  $100        2.2%          -     6 mo. USD LIBOR+1.0%
 To floating (Y)       (Y)12,192   -          1.3%     6 mo. JPY LIBOR+1.2%

a) The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary, unless otherwise indicated.
b) Interest rates are as of March 31, 2004.

The ineffective portion of the swaps was not material. As of March 31, 2004 and December 31, 2003, the fair value of the fixed to floating interest rate swaps was $17.2 and $11.5 million, respectively. The cross currency swaps were recorded at their fair value of $(16.8) and $(13.6) million at March 31, 2004 and December 31, 2003, respectively. Fair value is based on quoted market prices for contracts with similar maturities.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts with maturities of less than twelve months, which are designated as cash flow hedges.
These instruments are intended to offset the effect of changes in commodity prices on forecasted purchases. As of March 31, 2004 the Company had no forward and option commodity contracts outstanding. At December 31, 2003, the Company had forward and option commodity contracts with a total notional value of $1.1 million and a fair value of $0.1 million. During the three months ended March 31, 2004 and 2003, hedge ineffectiveness of these contracts was not material.

The Company uses foreign exchange forward contracts to hedge forecasted future purchases of materials consumed in the production process, and the receivables related to forecasted sales through the second quarter of 2009, and are designated as cash flow hedges. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for primarily U.S. Dollars, Euro, Japanese Yen and British Pounds Sterling. Contracts outstanding as of March 31, 2004 will mature over the next 3 years and had net sales contract notional amounts of $19.6 million and E82.1 million and fair value of $5.7 million, which is deferred in Other Comprehensive Income and will be reclassified into income as the related inventories are sold. Contracts outstanding as of December 31, 2003 had contract notional amounts of $21.9 million and E3.0 million and a fair value of $1.1 million.

(7) The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency (EPA) and certain state environmental agencies and private parties as potentially responsible parties
(PRPs) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 41 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at March 31, 2004 of approximately $21.0 million. The Company expects this amount to be expended over the next three to five years.

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

The Company has been working with the Mississippi Department of Environmental Quality, the EPA and Kuhlman Electric to investigate the extent of and remediate the contamination. The investigation revealed the presence of Polychlorinated Biphenyls (PCBs) in portions of the soil at the plant and neighboring areas. Clean up began in 2000 and is continuing. Kuhlman Electric and others, including the Company, have been sued in several related lawsuits, which claim personal injury and property damage. The Company has moved to be dismissed from some of these lawsuits.

The Company believes that the reserve for environmental liabilities and any insurance recoveries are adequate to cover any potential liability associated with environmental matters. However, due to the nature of environmental remediation, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount reserved.

The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities. The guarantees extend through the maturity of the underlying lease, which is in 2005. In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $16.3 million. We don't believe we have any loss exposure due to this guarantee.

The Company entered into a royalty agreement with Honeywell International for certain variable turbine geometry (VTG) turbochargers after a German court ruled in favor of Honeywell in a patent infringement action. In order to continue shipping to its OEM customers, the Company and Honeywell entered into two separate royalty agreements, signed in July 2002 and June 2003, respectively. The June 2003 agreement runs through 2006 and calls for a minimum royalty to be paid over stated volume levels, meaning the royalty will increase for any units sold above the stated amounts in the royalty agreement.

The royalty costs recognized under the agreement were $5.7 million in the first quarter 2003 and $4.7 million in the first quarter 2004. These costs were all recognized as part of cost of goods sold. These costs will continue to decrease in 2004 and be at minimal levels in 2005 and 2006 as the Company's primary customers are anticipated to convert to the Company's next generation VTG turbocharger beginning in mid-2004.

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

Below is a table that shows the activity in the warranty accrual accounts (in millions):
                         For the three
                         months ended March 31, 2004
Beginning balance        $ 28.7
Provisions                  3.9
Incurred                   (2.8)
                         -------
Ending balance           $ 29.8
                         =======
(8) Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, this includes foreign currency translation adjustments, changes in the minimum pension liability adjustment and net earnings. The amounts presented as other comprehensive income, net of related taxes, are added to net income resulting in comprehensive income.

The following summarizes the components of other comprehensive income/
(loss) on a pretax and after-tax basis for the periods ended March 31,

(in millions)
                              Three Months Ended
                              ----------------------
                    2004                          2003
                    -----                         -----
                         Income                        Income
                         Tax       After-              Tax       After-
               Pretax    Effect    tax       Pretax    Effect    tax
               -------   --------  -------   -------   -------   --------
Foreign currency
 translation
 adjustments    $ 13.7   $(2.4)    $11.3     $(2.6)    $ 0.2     $(2.4)
Net income as
 reported                          51.1                            44.2
                                   -----                         -------
Total comprehensive
 income                            $62.4                         $ 41.8
                                   ======                        ========


The components of accumulated other comprehensive income, net of tax, in the Consolidated Balance Sheets are as follows:

(in millions)                                March 31, December 31,
                                                  2004      2003
                                     ------ -------
Foreign currency translation adjustments          $85.8     $ 74.5
Minimum pension liability adjustment              (60.5)     (60.5)
                                                  ------    -------
Total comprehensive income                        $25.3     $ 14.0
                                                  =======   ========
(9) The following tables show net sales, earnings before interest and taxes and total assets for the Company's reportable operating segments (in millions of dollars).

                                        Net Sales
                              Three Months Ended March 31,
                                   2004           2003
                         Inter-                        Inter-
               Customer  segment   Net       Customer  segment   Net
           --------- -------- ------- -------- -------- --------
Drivetrain     $ 359.6   $    -    $ 359.6   $321.7    $ -       $ 321.7
Engine           543.5     13.6      557.1    454.0     11.8       465.8
Inter-segment
 eliminations        -    (13.6)     (13.6)       -    (11.8)      (11.8)
               -------   -------   -------   -------   -------   --------
Consolidated   $ 903.1   $    -    $ 903.1   $775.7    $  -      $ 775.7
               =======   =======   =======   =======   ========  ========
                           Earnings Before
                          Interest & Taxes
                          Three Months Ended         Total Assets
                              March 31,       March 31,  December 31,
                         2004    2003         2004       2003
                         ------  ------      -------   ------
Drivetrain              $ 30.7  $ 26.1      $ 825.3   $ 778.8
Engine                    68.0    60.9      2,017.4   1,925.1
                         ------  ------    --------- ---------
  subtotal                98.7    87.0      2,842.7   2,703.9
Corporate, including
  equity in affiliates  (14.6)   (12.7)       327.1     335.0
                         -----   ------    --------  ---------
Total                   $84.1   $ 74.3     $3,169.8  $3,038.9
                         =====   ======    ========= =========

(10) The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables, up to a maximum of $50 million. During the three months ended March 31, 2004, the amount of receivables sold remained constant at $50 million and total cash proceeds from sales of accounts receivable were $150.0 million. For the three months ended March 31, 2004, the Company paid a servicing fee of $0.1 million related to these receivables, which is included in interest expense and finance charges. At March 31, 2004 and December 31, 2003, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse.

(11) The changes in the carrying amount of goodwill (in millions of dollars) for the three months ended March 31, 2004, are as follows:


                              Drivetrain     Engine    Total
Balance at December 31, 2003  $134.3         $717.7    $852.0
Translation adjustment          (0.1)          (0.2)     (0.3)
                              ------         ------    ------
Balance at March 31, 2004     $134.2         $717.5    $851.7
                              ======         ======    ======
(12) The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees. The other postretirement benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions for 2004 are from $30 to $35 million, of which about $22 million has been contributed in the first quarter. The components of net periodic benefit cost recorded in the Company's Consolidated Statement of Operations, are as follows:

                              Pension              Other
                              Benefits         Postretirement
                                                  Benefits
                              Three Months Ended March 31,
                              2004   2003    2004   2003
                              ----   ------  ----- ------
Service cost                  $0.8   $2.5    $1.7   $1.3
Interest cost                  4.6    7.0     7.9    7.4
Expected return on plan assets(6.5)  (6.6)      -     -
Amortization of unrecognized     -    0.1       -     -
 transition asset
Amortization of unrecognized   0.4    0.4       -     -
 prior service cost
Amortization of unrecognized
 loss                          1.7    2.4     2.9    1.5
                               ----  -----   -----  -----

Net periodic benefit cost     $1.0   $5.8    $12.5 $10.2
                              ===== ======  ====== =====
(13)In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,"which was revised in December 2003. FIN No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation, as revised, was effective January 1, 2004. The Company has no variable interest entities required to be consolidated as a result of adopting FIN No. 46, therefore, there was no impact on our Consolidated Financial Statements.

In December 2003, the FASB issued a revised SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. The Statement is effective for annual and interim periods ended after December 15, 2003. The Company adopted SFAS No. 132 as of December 31, 2003, resulting in additional disclosures in the Company's annual and interim Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 on January 1, 2003 did not have any impact on the Company's financial position, operating results or liquidity and resulted in additional disclosures in the Company's Consolidated Financial Statements.

In January 2004, the FASB issued FASB Staff Position SFAS ("FSP") No. 106-1, "Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003." FSP No. 106-1 permits a sponsor to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2002 (the Act). The Act, signed into law in December 2003, establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially
equivalent to Medicare Part D.   The Act introduces two new features to Medicare
that must be considered when measuring accumulated postretirement benefit costs.
The new features include a subsidy to the plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000 and an opportunity for a retiree to obtain a prescription drug benefit under Medicare. The Act is expected to reduce the Company's net postretirement benefit costs.

The Company has elected to defer the adoption of FSP No. 106-1 due to lack of specific accounting guidance. Therefore, the net post retirement benefit costs disclosed in the Consolidated Financial Statements do not reflect the impact of the Act on the plans. The deferral will continue to apply until specific authoritative accounting guidance for the federal subsidy is issued. Authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require information previously reported in the Company's Consolidated Financial Statements to change. The Company is currently investigating the impacts of FSP No. 106-1's initial recognition, measurement and disclosure provisions on its Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the "Company") is a leading global supplier of highly engineered systems and components for vehicle powertrain applications. Our products help improve vehicle performance, fuel efficiency, handling, and air quality. They are manufactured and sold worldwide, primarily to original equipment manufacturers (OEMs) of passenger cars, sport utility vehicles, trucks, and commercial transportation products. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major OEM in the world.

RESULTS OF OPERATIONS

The Company's products fall into two reportable operating segments: Drivetrain and Engine. The following tables present net sales and earnings before interest and taxes (EBIT) by segment for the three months ended March 31, 2004 and 2003 in millions of dollars.

                     Net Sales                        EBIT
                     March 31,                         March 31,
                    2004        2003                   2004      2003
                    -------   ------                   ------    ------
Drivetrain          $359.6   $ 321.7         Drivetrain  $ 30.7 $ 26.1
Engine               557.1     465.8         Engine        68.0   60.9
Inter-segment                                Segment EBIT$ 98.7 $ 87.0
 eliminations       (13.6)    (11.8)                      ====== ======
Net sales           $903.1   $775.7
                    ======    ======
Consolidated sales for the first quarter ended March 31, 2004 totaled $903.1 million, a 16.4% increase over the first quarter of 2003. This increase occurred in a relatively flat market, as production in North America and Europe was down approximately 1% from the previous year's quarter. Sales increased an additional $42.4 million due to stronger currencies, primarily in Europe. Turbochargers and automatic transmissions are the products most affected by currency fluctuations in Europe, Asia, and the Americas. Without the currency impact, the increase in sales would have been 10.9%.

First quarter 2004 net income increased from $44.2 million to $51.1 million in the prior year quarter, a 15.6% increase. The increase in income was due primarily from the profits on the increased revenues.

The Drivetrain business' revenue increased 11.8% and EBIT increased $4.6 million, or 17.6% from 2003. These gains were due to four-wheel drive transfer case programs with General Motors and Ford, increased sales of the Company's Interactive Torque Management (TM) all-wheel drive systems to Honda and Hyundai, and steady demand for transmission components and systems, especially with increased automatic transmission penetration in Europe.

The Engine business' first quarter 2004 sales and EBIT increased 19.6% and 11.7% from first quarter 2003, respectively. This group benefited from continued demand for the Company's turbochargers for European passenger cars and commercial vehicles, as well as moderate growth in the chain portion of the group. The EBIT was due to increased revenue, but was partially offset by start up costs for Variable Cam Timing systems, which will launch later in 2004 and for new Korean operations.

Consolidated gross margin for the first quarter of 2004 was 19.1%, compared to the 2003 margin of 19.5%. Gross margin decreased due to relatively higher growth in lower margin products and higher materials prices for commodities, particularly steel, aluminum and copper.

Selling, general and administrative (SG&A) costs increased $11.1 million, but decreased as a percentage of sales from 10.8% to 10.5% of sales. The increase in dollars was due to additional administration needed to support the growth of the Company's various businesses. Also contributing to the dollar increase was a $3.7 million write down of a note receivable related to a previous sale of a non-core business arising from an acquisition. For the first quarter of 2004, spending on research and development (R&D), which is included in SG&A, totaled $29.6 million, or 3.3% of sales versus $29.5 million, or 3.8% of sales for the first quarter of 2003.

First quarter interest expense decreased $1.5 million from first quarter 2003 as a result of reduced debt level and lower interest rates. At March 31, 2004, the amount of debt with fixed interest rates was 49% of total debt. Equity in affiliate earnings, which consist primarily of the Company's 50% share of NSK-Warner in Japan, was up $0.1 million.

The Company's provision for income taxes is based on estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2004 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. In 2002, the Company completed a change in the ownership structure of certain of its foreign operations for strategic business purposes. An indirect result of this change was lower tax rates on the income of certain of the Company's foreign operations. The Company expects its effective tax rate for 2004 to be approximately 30%. This is a slight increase over last year due to changes in tax laws in some of the countries where the Company does business.

Net income was $51.1 million for the first quarter, or $1.82 per diluted share, an increase of $.17 over the previous year's first quarter. The increase from prior years first quarter was due to operations $.10 per share, favorable currency of $.14 per share offset by a share dilution impact of $(.17) per share. Shares outstanding increased due to the exercise of options and contributions to benefit plans.

For the remainder of 2004, the Company remains concerned about production rates, particularly in North America. This holds true for both the light vehicle market and the commercial market. Despite these concerns, the Company maintains a positive long-term outlook for its business and is committed to ongoing strategic investments in capital and new product development to enhance its product leadership strategy.

FINANCIAL CONDITION AND LIQUIDITY

Operating cash flows increased from $29.2 million in 2003 to $66.7 million in 2004. The main factors were an increase in income and certain liabilities offset by increased asset levels. The Company made a scheduled royalty payment of $14.2 million in the first quarter of 2004.

Capital spending for the three months was $40.5 million compared with $25.3 million last year. Careful capital spending remains an area of focus for the Company, both in order to support new business and for cost reductions and productivity improvements. The Company expects to spend $180 million - $190 million on capital in 2004, but this expectation is subject to ongoing review based on market conditions.

As of March 31, 2004, debt decreased from year-end 2003 by $31.8 million, while cash and cash equivalents decreased by $34.4 million. The primary reason for this was the paydown of $34.2 million of debt. The Company paid dividends of $6.9 million and $4.8 million in the first quarter of 2004 and 2003 respectively.

As of March 31, 2004 and December 31, 2003, the Company had sold $50.0 million of receivables under a Receivables Transfer Agreement for face value without recourse.

From a credit quality perspective, we have an investment grade credit rating of A- from Standard & Poor's and Baa2 from Moody's. The Standard & Poor's rating was upgraded from BBB+ to A- on May 5, 2004. Moody's confirmed their rating on April 22, 2004 and raised their outlook from stable to positive.

The Company believes that the combination of cash from operations and available credit facilities will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2004.

OTHER MATTERS

Litigation

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency (EPA) and certain state environmental agencies and private parties as potentially responsible parties (PRPs) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 41 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at March 31, 2004 of approximately $21.0 million. The Company expects this amount to be expended over the next three to five years.

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

The Company has been working with the Mississippi Department of Environmental Quality, the EPA and Kuhlman Electric to investigate the extent of and remediate the contamination. The investigation revealed the presence of Polychlorinated Biphenyls (PCBs) in portions of the soil at the plant and neighboring areas. Clean up began in 2000 and is continuing. Kuhlman Electric and others, including the Company, have been sued in several related lawsuits, which claim personal injury and property damage. The Company has moved to be dismissed from some of these lawsuits.

The Company believes that the reserve for environmental liabilities and any insurance recoveries are adequate to cover any potential liability associated with environmental matters. However, due to the nature of environmental remediation, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount reserved.

Stock Split/Dividends

On April 21, 2004, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 150,000,000. The approval of the amendment will allow the Company to proceed with its previously announced 2-for-1 stock split on May 17, 2004 to stockholders of record on May 3, 2004.

On April 21, 2004, the Company declared a $0.125 per post-split share ($0.25 on a pre-split basis) dividend to be paid on May 17, 2004 to stockholders of record as of May 3, 2004.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,"which was revised in December 2003. FIN No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation, as revised, was effective January 1, 2004. The Company has no variable interest entities required to be consolidated as a result of adopting FIN No. 46, therefore, there was no impact on our Consolidated Financial Statements.

In December 2003, the FASB issued a revised SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. The Statement is effective for annual and interim periods ended after December 15, 2003. The Company adopted SFAS No. 132 as of December 31, 2003, resulting in additional disclosures in the Company's annual and interim Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 on January 1, 2003 did not have ny impact on the Company's financial position, operating results or liquidity and resulted in additional disclosures in the Company's Consolidated Financial Statements.

In January 2004, the FASB issued FASB Staff Position SFAS ("FSP") No. 106-1, "Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003." FSP No. 106-1 permits a sponsor to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2002 (the Act). The Act, signed into law in December 2003, establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially
equivalent to Medicare Part D.   The Act introduces two new features to Medicare
that must be considered when measuring accumulated postretirement benefit costs.
The new features include a subsidy to the plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000 and an opportunity for a retiree to obtain a prescription drug benefit under Medicare. The Act is expected to reduce the Company's net postretirement benefit costs.

The Company has elected to defer the adoption of FSP No. 106-1 due to lack of specific accounting guidance. Therefore, the net post retirement benefit costs disclosed in the Consolidated Financial Statements do not reflect the impact of the Act on the plans. The deferral will continue to apply until specific authoritative accounting guidance for the federal subsidy is issued. Authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require information previously reported in the Company's Consolidated Financial Statements to change. The Company is currently investigating the impacts of FSP No. 106-1's initial recognition, measurement and disclosure provisions on its Consolidated Financial Statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing the Company's products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Cautionary Statements filed as Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 2003.


Item 3. Quantitative and Qualitative Disclosure About Market Risks

There have been no material changes to our exposures to market risk since December 31, 2003.

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect our internal controls over financial reporting.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various judicial and administrative proceedings which are considered to be routine and incidental to its business including those described under Other Matters Litigation. Management does not believe that the results of any of these proceedings are likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Like many other industrial companies, the Company continues to be named as one of the defendants in asbestos-related personal injury actions. Management believes that the Company's involvement is limited to claims that relate to a few types of automotive friction products, manufactured many years ago, that contained encapsulated asbestos. The Company aggressively defends against these lawsuits and has been successful in obtaining dismissal of many cases without any payment whatsoever or, in many cases for nominal or minimal settlement payments. The Company has significant insurance coverage with solvent carriers and, to date, has not incurred any out-of-pocket costs, other than immaterial administration expenses, in connection with these lawsuits or any settlements thereof.

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies ("CNA") against the Company and certain of its other historical general liability insurers. CNA provided the Company with primary and excess insurance, and, in conjunction with another primary insurer, is currently defending and indemnifying the Company in all of its pending asbestos-related claims. The lawsuit seeks to determine the extent of insurance coverage available to the Company including whether the available limits exhaust on a "per occurrence" or an aggregate basis, and to determine how the applicable coverage responsibilities should be apportioned. In addition to the primary insurance available for these claims, the Company has substantial historical excess and umbrella insurance available for any anticipated asbestos-related liabilities.

Although it is impossible to predict the outcome of pending or future claims, in light of the nature of the products, our experience in defending and resolving claims in the past, our insurance coverage and existing reserves, management does not believe that asbestos-related claims will have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit 31.1   Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2   Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32     Section 1350 Certifications

Reports on Form 8-K

On February 5, 2004, the Company filed a report on Form 8-K, furnishing a copy of a news release relating to its earnings for the fourth quarter of 2003 and for the 2003 fiscal year.

 Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,"which was revised in December 2003. FIN No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation, as revised, was effective January 1, 2004. The Company has no variable interest entities required to be consolidated as a result of adopting FIN No. 46, therefore, there was no impact on our Consolidated Financial Statements.

In December 2003, the FASB issued a revised SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. The Statement is effective for annual and interim periods ended after December 15, 2003. The Company adopted SFAS No. 132 as of December 31, 2003, resulting in additional disclosures in the Company's annual and interim Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN No. 45 requires the Company to recognize an initial liability for fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 on January 1, 2003 did not have any impact on the Company's financial position, operating results or liquidity and resulted in additional disclosures in the Company's Consolidated Financial Statements.

In January 2004, the FASB issued FASB Staff Position SFAS ("FSP") No. 106-1, "Accounting Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003." FSP No. 106-1 permits a sponsor to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2002 (the Act). The Act, signed into law in December 2003, establishes a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially
equivalent to Medicare Part D.   The Act introduces two new features to Medicare
that must be considered when measuring accumulated postretirement benefit costs.
The new features include a subsidy to the plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000 and an opportunity for a retiree to obtain a prescription drug benefit under Medicare. The Act is expected to reduce the Company's net postretirement benefit costs.

The Company has elected to defer the adoption of FSP No. 106-1 due to lack of specific accounting guidance. Therefore, the net post retirement benefit costs disclosed in the Consolidated Financial Statements do not reflect the impact of the Act on the plans. The deferral will continue to apply until specific authoritative accounting guidance for the federal subsidy is issued. Authoritative guidance on the accounting for the federal subsidy is pending and, when issued, could require information previously reported in the Company's Consolidated Financial Statements to change. The Company is currently investigating the impacts of FSP No. 106-1's initial recognition, measurement and disclosure provisions on its Consolidated Financial Statements.




DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected or implied in the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing the Company's products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Cautionary Statements filed as Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

There have been no material changes to our exposures to market risk since December 31, 2003.

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect our internal controls over financial reporting.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various judicial and administrative proceedings which are considered to be routine and incidental to its business including those described under Other Matters Litigation. Management does not believe that the results of any of these proceedings are likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Like many other industrial companies, the Company continues to be named as one of the defendants in asbestos-related personal injury actions. Management believes that the Company's involvement is limited to claims that relate to a few types of automotive friction products, manufactured many years ago, that contained encapsulated asbestos. The Company aggressively defends against these lawsuits and has been successful in obtaining dismissal of many cases without any payment whatsoever or, in many cases for nominal or minimal settlement payments. The Company has significant insurance coverage with solvent carriers and, to date, has not incurred any out-of-pocket costs, other than immaterial administration expenses, in connection with these lawsuits or any settlements thereof.

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies ("CNA") against the Company and certain of its other historical general liability insurers. CNA provided the Company with primary and excess insurance, and, in conjunction with another primary insurer, is currently defending and indemnifying the Company in all of its pending asbestos-related claims. The lawsuit seeks to determine the extent of insurance coverage available to the Company including whether the available limits exhaust on a "per occurrence" or an aggregate basis, and to determine how the applicable coverage responsibilities should be apportioned. In addition to the primary insurance available for these claims, the Company has substantial historical excess and umbrella insurance available for any anticipated asbestos-related liabilities.

Although it is impossible to predict the outcome of pending or future claims, in light of the nature of the products, our experience in defending and resolving claims in the past, our insurance coverage and existing reserves, management does not believe that asbestos-related claims will have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

     Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

     Exhibit 32     Section 1350 Certifications

Reports on Form 8-K

On February 5, 2004, the Company filed a report on Form 8-K, furnishing a copy of a news release relating to its earnings for the fourth quarter of 2003 and for the 2003 fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   BORGWARNER INC.
                                   (Registrant)


                                   By: /s/ William C. Cline
                                   Signature

                                   William C. Cline
                                   Vice President and Controller
                                   (Principal Accounting Officer)

Date: May 7, 2004