Form 10-Q
period 2004-06-30
BORGWARNER INC
filed 2004-08-06
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549


                                      FORM 10-Q

                                   QUARTERLY REPORT


                           Under Section 13 or 15(d) of the

                           Securities Exchange Act of 1934

                         For the Quarter ended June 30, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).
YES  X   NO ___

On June 30, 2004 the registrant had 55,813,678 shares of Common Stock outstanding.



-------------


                                  BORGWARNER INC.
                                      FORM 10-Q
                            SIX MONTHS ENDED JUNE 30, 2004

                                        INDEX
Page No.

PART I.   Financial Information

     Item 1.   Financial Statements

          Introduction                                           2

          Condensed Consolidated Balance Sheets at
               June 30, 2004 (Unaudited) and December 31, 2003   3

          Consolidated Statements of Operations (Unaudited) for
               the three months ended June 30, 2004 and 2003     4

          Consolidated Statements of Operations (Unaudited) for
               the six months ended June 30, 2004 and 2003       5

          Consolidated Statements of Cash Flows (Unaudited) for
               The six months ended June 30, 2004 and 2003       6

          Notes to Consolidated Financial Statements(Unaudited)  7

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations          17

     Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risks                           22

     Item 4.   Controls and Procedures                           22

PART II.  Other Information

     Item 1.   Legal Proceedings                                 23

     Item 2.   Changes in Securities, Use of Proceeds and
                    Issuer Purchases of Equity Securities        23

     Item 4.   Submission of Matters to a Vote of Security
                    Holders                                      24

     Item 6.   Exhibits and Reports on Form 8-K                  25

SIGNATURES                                                       26

                                  BORGWARNER INC.
                                     FORM 10-Q
                           SIX MONTHS ENDED JUNE 30, 2004

     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


BorgWarner Inc. and Consolidated Subsidiaries'
Financial Statements


The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. Certain prior period amounts have been reclassified to conform to current period presentation. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

                    BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (millions of dollars except share data)

                              June 30,       December 31,
                              2004           2003
                              --------       -------
ASSETS    (Unaudited)
Cash and cash equivalents     $ 144.0        $  113.1
Receivables                     491.2           414.9
Inventories                     215.6           201.3
Deferred income taxes            32.9            32.8
Investments in businesses held
 for sale                        39.6            32.0
Prepayments and other current
 assets                          39.6            30.5
                               --------       --------
   Total current assets         962.9           824.6
Property, plant, and equipment
 at cost                      1,720.8         1,665.7
Less accumulated depreciation  (729.9)         (680.4)
                              ---------      ---------
   Net property, plant and
     equipment                  990.9           985.3

Tooling, net of amortization    101.0            90.5
Investments and advances         76.9           177.3
Goodwill                        850.6           852.0
Other non-current assets        112.5           120.7
                              ---------      ---------
   Total other assets         1,241.0         1,240.5
                              ---------      ---------
                            $ 3,194.8     $   3,050.4
                              =========      =========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable and current portion of
 long-term debt               $   9.0        $   10.0
Accounts payable and accrued
 expenses                       549.5           460.3
Income taxes payable             17.3               -
                              ---------      ---------
   Total current liabilities    575.8           470.3
Long-term debt                  573.9           645.5

Long-term retirement-related
 liabilities                    461.4           503.0
Other long-term liabilities     184.7           154.0
                               ---------     ---------
   Total long-term liabilities  646.1           657.0
Minority interest in con-
 solidated subsidiaries          17.4            17.2
Capital stock:
Preferred stock, $.01 par value;
 authorized 5,000,000 shares;
 none issued                         -             -
Common stock, $.01 par value;
 authorized 150,000,000 shares;
 issued shares: 2004- 55,817,662;
 2003- 55,229,854; outstanding
 shares: 2004-55,813,678;2003-
 55,157,190                        0.6            0.3
Non-voting common stock, $.01 par
 value; authorized 25,000,000
 shares; none issued and
 outstanding in 2004                  -             -
Capital in excess of par value    784.7         756.3
Retained earnings582.9491.3
Accumulated other comprehensive
 income                            13.5           4.0
Common stock held in treasury, at
 cost: 2004, 3,984 shares; 2003,
 72,664 shares                     (0.1)         (1.5)
                                ---------    ---------
   Total stockholders' equity   1,381.6       1,260.4
                                ---------    ---------
                               $3,194.8      $3,050.4
                               ==========    =========
See accompanying Notes to Consolidated Financial Statements
                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (millions of dollars except share data)


                                   Three months ended
                                   June 30,
                                   2004        2003
                                   ------    -------
Net sales                          $893.2    $769.5
Cost of sales                       723.4     622.8
Gross profit                        169.8     146.7
Selling, general and administrative
 expenses                            87.8      77.0
Other, net                            0.6       0.1
                                   ------    -------
Operating income                     81.4      69.6
Equity in affiliate earnings, net
 of tax                              (8.4)     (5.2)
Interest expense and finance charges  7.7       8.7
                                   -------   -------
  Earnings before income taxes       82.1      66.1
Provision for income taxes           24.6      19.2
Minority interest, net of tax         2.8       2.1
                                   -------   -------
Net earnings                       $ 54.7    $ 44.8
                                   ========  ========

Net earnings per share - Basic     $ 0.98    $ 0.83
                                   =======   ========

Net earnings per share   Diluted   $ 0.97    $ 0.83
                                   ========  ========

Average shares outstanding (thousands)
Basic                              55,766    53,670
Diluted56,38354,216

Dividends declared per share       $ 0.125   $ 0.09
                                   ========  ========

See accompanying Notes to Consolidated Financial Statements


                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (millions of dollars except share data)


                                   Six months ended
                                        June 30,
                                   2004              2003
                                   ---------      ---------
Net sales                          $1,796.2       $1,545.2
Cost of sales                       1,453.9        1,246.9
                                   ---------      ---------
Gross profit                          342.3          298.3
Selling, general and admini-
 strative expenses                    182.5          160.7
Other, net                              0.9            0.1
                                   ---------      ---------
Operating income                      158.9          137.5
Equity in affiliate earnings,
 net of tax                           (14.9)         (11.6)
Interest expense and finance charges   15.2           17.7
                                   ---------      ---------
  Earnings before income taxes        158.6          131.4
Provision for income taxes             47.5           38.1
Minority interest, net of tax           5.3            4.3
                                   ---------      ---------
    Net earnings                   $  105.8       $   89.0
                                   =========      ==========
Net earnings per share - Basic     $   1.90       $   1.66

Net earnings per share   Diluted   $   1.88       $   1.65

Average shares outstanding (thousands)
Basic                                55,591         53,488
Diluted                              56,219         53,944

Dividends declared per share       $   0.25       $   0.18
                                   =========      =========

               See accompanying Notes to Consolidated Financial Statements



















                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (millions of dollars)
                              Six months ended
                              June 30,
                                         2004          2003
                                        --------       ---------
Operating
Net earnings                            $  105.8    $  89.0
Non-cash charges to operations:
   Depreciation                             67.3       60.2
   Amortization of tooling                  19.9       15.7
   Employee retirement benefits             24.5        6.8
   Equity in affiliate earnings, net
    of dividends received,
     minority interest and other             8.0       (0.3)
                                        ---------      ----------
      Net earnings adjusted for non-cash
        charges                            225.5      171.4
Changes in assets and liabilities:
   Increase in receivables                 (81.3)     (61.2)
   Increase in inventories                 (16.1)      (6.9)
   Increase in prepayments and other
     current assets                        (10.2)      (2.1)
   Increase in accounts payable and
    accrued expenses                        92.6        6.7
   Increase in income taxes payable         17.0       16.1
   Net change in other long-term assets
      and liabilities                       (6.0)      31.3
                                        ---------      ---------
     Net cash provided by
      operating activities                 221.5      155.3
Investing
Capital expenditures                       (84.2)     (64.8)
Tooling outlays, net of customer
 reimbursements                            (30.1)     (20.7)
Net proceeds from asset disposals            2.5        1.3
Investment in unconsolidated subsidiary     (9.0)     (12.8)
                                        ----------     -------
     Net cash used in investing activities(120.8)     (97.0)
Financing
Net decrease in notes payable               (0.8)      (3.6)
Additions to long-term debt                  1.2        0.4
Reductions in long-term debt               (59.2)      (7.1)
Payments for purchases of treasury stock       -       (2.5)
Proceeds from stock options exercised        3.2        0.8
Dividends paid                             (13.9)      (9.6)
                                        ----------     ------
     Net cash used in financing activities (69.5)     (21.6)
Effect of exchange rate changes on cash
     and cash equivalents                   (0.3)       0.1
Net increase in cash and cash equivalents   30.9       36.8
Cash and cash equivalents at beginning
 of period                                 113.1       36.6
                                          ---------    ---------
Cash and cash equivalents at end
  of period                             $  144.0    $  73.4
                                        ============   ==========
Supplemental Cash Flow Information
Net cash paid during the period for:
   Interest                             $   15.6    $  18.3
   Income taxes                              3.0       11.3
Non-cash financing transactions:
     Issuance of common stock for Executive Stock
       Performance Plan                      2.0        3.3

             See accompanying Notes to Consolidated Financial Statements

                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Research and development costs charged to expense for the three and six months ended June 30, 2004 were $30.8 million and $60.4 million. Research and development costs charged to expense for the three and six months ended June 30, 2003 were $28.9 million and $58.4 million.

(2) Inventories consisted of the following (millions of dollars):

                              June 30,       December 31,
                              2004           2003
                              ---------      ---------
          Raw materials       $ 88.6         $ 95.5
          Work in progress      86.0           65.1
          Finished goods        41.0           40.7
                              --------       -------
          Total inventories   $215.6         $201.3
                              ========       =======
(3) The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to all stock-based employee compensation awards.



                              Three Months Ended June 30,
                                   2004          2003
                              -----------    -------------
Net earnings, as reported     $  54.7        $  44.8
Add:
Stock-based employee
compensation expense
included in net income,
net of income tax

                                  0.3            1.5
Deduct:
Total stock-based employee
 compensation expense deter-
 mined under fair value
 based methods for all awards,
 net of tax effects              (1.7)          (2.5)
                                -------      ---------
Pro forma net earnings          $53.3          $43.8
                               =========     =========
Net earnings per share
     Basic   as reported       $ 0.98         $ 0.83
     Basic   pro forma           0.95           0.82

     Diluted   as reported       0.97           0.83
     Diluted   pro forma         0.94           0.81


                         Six Months Ended June 30,
                              2004          2003
                         -----------    ------------
Net earnings, as reported     $105.8         $89.0
Add:
Stock-based employee
 compensation expense
 included in net income,
 net of income tax               0.7           2.6

Deduct:
Total stock-based employee
 compensation expense deter-
 mined under fair value
 based methods for all
 awards, net of tax effects     (2.9)        (4.7)

Pro forma net earnings        $103.6        $86.9
                              =======      =======
Net earnings per share
Basic   as reported           $ 1.90       $ 1.66
Basic   pro forma               1.86         1.62

Diluted   as reported           1.88         1.65
Diluted   pro forma             1.84         1.61

On May 17, 2004 the Company announced a two-for-one stock split of common stock for stockholders of record on May 3, 2004. All share and per share amounts for prior periods were restated to account for the effect of the stock split.

In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 617,000 and 546,000 for the three months ended, and 628,000 and 456,000 for the six months ended June 30, 2004 and 2003, respectively, due to the effects of stock options and shares issuable under the executive stock performance plan.

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

(5) Following is a summary of notes payable and long-term debt:

                              June 30, 2004            December 31,2003
                              Current Long-Term        Current   Long-Term
			      ---------- -------       -------- -----------
     DEBT                          (millions of dollars)

Bank borrowings and other          $ 2.2     $ 2.9     $  17.8   $ 42.5
Term loans due through 2011
 (at an average rate of 3.3% at
  June 30, 2004 and 3.4% at
  December 31, 2003)                 6.8      27.3         7.1     31.4
7% Senior Notes due 2006,
  net of unamortized discount
  ($139 million converted to floating
  rate of 3.6% by interest rate swap
  at June 30, 2004)                     -    139.0          -    139.4
6.5% Senior Notes due 2009,
 net of unamortized discount
 ($100 million converted to floating
 rate of 4.3% by interest rate swap
 at June 30, 2004)                      -    136.3         -     164.7
8% Senior Notes due 2019,
 net of unamortized discount($75
 million converted to floating
 rate of 4.5% by interest rate
 swap at June 30, 2004)                 -    133.8        -     133.9
7.125% Senior Notes due 2029,
 net of unamortized discount            -    119.1        -     122.1
                                   -------- --------   ------ -------
Carrying amount of notes
  payable and long-term debt            9.0  573.3      10.0     634.0
Fair value adjustment for interest
  rate swaps (a)                          -  0.6        -        11.5
                                   -------- -------   ------- -------
Total notes payable and
   long-term debt                  $ 9.0  $ 573.9    $ 10.0   $ 645.5
                                   ======= =======   ======== =======
 (a) The fair value adjustment for interest rate swaps has been reclassified to long-term debt for all periods presented.

     The Company has a new revolving credit facility that provides for borrowings up to $600 million through July 2009. This new facility effective July 22, 2004 replaced the Company's existing facility of $350 million. At June 30, 2004 and December 31, 2003, there were no borrowings outstanding and no obligations under standby letters of credit under either facility. The lines of credit are subject to the usual terms and conditions applied by banks to an investment grade company. The Company is in compliance with its credit agreement covenants as of June 30, 2004 and expects to be compliant in future periods.

 (6) The Company has entered into interest rate and currency swaps to manage interest rate and foreign currency risk. A summary of these instruments outstanding at June 30, 2004 follows (currency in millions):

                               Notional Interest rates      Floating interest
                  Hedge Type   Amount   Receive    Pay      Rate basis
                  ----------   -------- --------  -------   ----------
Interest Rate Swaps (a)       (Millions)
Fixed to floating  Fair value   $139     7.0%      3.6%     6 month LIBOR+1.7%
Fixed to floating  Fair value   $100     6.5%      4.3%     6 month LIBOR+2.4%
Fixed to floating  Fair Value   $ 75     8.0%      4.5%     6 month LIBOR+2.6%

Cross Currency Swap (matures in 2006)
Floating $     Investment       $125      3.3%   -   6 mo. USD LIBOR+1.4%
  To floating Yen        Yen  14,930      -    1.7%    6 mo. JPY LIBOR+1.7%

     a) The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary, unless otherwise indicated.

     The ineffective portion of the swaps was not material. As of June 30, 2004 and December 31, 2003, the fair value of the fixed to floating interest rate swaps was $0.6 and $11.5 million, respectively. The cross currency swaps were recorded at their fair value of $(12.2) and $(13.6) million at June 30, 2004 and December 31, 2003, respectively. Fair value is based on quoted market prices for contracts with similar maturities.

     The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted purchases. As of June 30, 2004 the Company had forward and option commodity contracts with a notional value of $1.9 million and an immaterial unfavorable fair value. At December 31, 2003, the Company had forward and option commodity contracts with a total notional value of $1.1 million and a fair value of $0.1 million. During the six months ended June 30, 2004 and 2003, hedge ineffectiveness of these contracts was not material.

     The Company uses foreign exchange forward contracts to hedge forecasted future purchases of materials consumed in the production process, and the receivables related to forecasted sales through the second quarter of 2009, and are designated as cash flow hedges. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for primarily U.S. Dollars, Euro, Japanese Yen and British Pounds Sterling. Contracts outstanding as of June 30, 2004 will mature over the next 3 years and had net sales contract notional amounts of $14.3 million and 68.8 million and fair value of $4.1 million, which is deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. Contracts outstanding as of December 31, 2003 had contract notional amounts of $21.9 million and 3.0 million and a fair value of $1.1 million.

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

     Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at June 30, 2004 of approximately $20.4 million. The Company expects this amount to be expended over the next three to five years.

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

     The Company has been working with the Mississippi Department of Environmental Quality, the EPA and Kuhlman Electric to investigate the extent of and remediate the contamination. The investigation revealed the presence of Polychlorinated Biphenyls (PCBs) in portions of the soil at the plant and neighboring areas. Clean up began in 2000 and is continuing. Kuhlman Electric and others, including the Company, have been sued in numerous related lawsuits, which claim personal injury and property damage. The first of these lawsuits is scheduled to go to trial in August 2004.

     The Company believes that the reserve for environmental liabilities and any insurance recoveries are adequate to cover any potential liability associated with environmental matters. However, due to the nature of environmental remediation, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount reserved.

     The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities. The guarantees extend through the maturity of the underlying lease, which is in 2005. In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $16.3 million. The Company does not believe it has any loss exposure due to this guarantee.

     The Company entered into two separate royalty agreements with Honeywell International for certain variable turbine geometry (VTG) turbochargers in order to continue shipping to its OEM customers after a German court ruled in favor of Honeywell in a patent infringement action. The two separate royalty agreements were signed in July 2002 and June 2003, respectively. The July 2002 agreement was effective immediately and expired in June 2003. The June 2003 agreement was effective July 2003 and runs through 2006 and calls for a minimum royalty to be paid over stated volume levels, meaning the royalty will increase for any units sold above the stated amounts in the royalty agreement.

     The royalty costs recognized under the agreements were $5.8 million in the second quarter 2003 and $4.9 million in the second quarter 2004. These costs were all recognized as part of cost of goods sold. These costs will continue to decrease in 2004 and be at minimal levels in 2005 and 2006 as the Company's primary customers have converted most of their requirements to the next generation VTG turbocharger.

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

     Below is a table that shows the activity in the warranty accrual accounts (in millions):
For the six months ended June 30,   2004
                                   --------
Beginning balance                  $ 28.7
Provisions                            3.9
Incurred                             (2.8)
                                    -------
Ending balance                     $ 29.8
                                   ========
     (8) Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, this includes foreign currency translation adjustments, changes in the minimum pension liability adjustment, market value changes in certain hedge instruments and net earnings. The amounts presented as other comprehensive income, net of related taxes, are added to net income resulting in comprehensive income.

     The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended June 30,
     (in millions)                      Three Months Ended
                                       2004                 2003
                                       ---------           ----------
                              Income                        Income
                              Tax       After-              Tax       After-
                    Pretax    Effect    tax       Pretax    Effect    tax
                    ------    ------    ------    ------    ------    ------
Foreign currency
 translation adjust-
 ments              $(15.5)   $1.6      $(13.9)   $50.0     $0.0      $50.0
Market value change
 in hedge instruments (1.6)    0.0        (1.6)     0.0      0.0        0.0
Net earnings as
 reported                                 54.7                         44.8
                                         ------                       ------
Total comprehensive income               $ 39.2                       $94.8

(in millions)                            Six Months Ended
                                         2004          2003
                                        ----------     ------------
                              Income                        Income
                              Tax       After-              Tax       After-
                    Pretax    Effect    tax       Pretax    Effect    tax
                    ------    ------    ------    ------    ------    ------
Foreign currency
 translation adjust-
 ments              $(7.5)    $(0.8)    $(8.3)    $47.5     $0.0      $ 47.5
Market value change
 in hedge
 instruments          4.1       0.0       4.1       0.0      0.0         0.0
Net earnings as
 reported                               105.8                           89.0
                                        -------                       -------
Total comprehensive income              $101.6                        $136.5
                                  =======                       =======

     The components of accumulated other comprehensive income, net of tax, in the Condensed Consolidated Balance Sheets are as follows:
(in millions)                                June 30,       December 31,
                                             2004           2003
Foreign currency translation adjustments     $ 66.2         $ 74.5
Market value change in hedge instruments        4.1            0.0
Minimum pension liability adjustment          (56.8)         (60.5)
                                             -------        -------
Total accumulated other comprehensive income $ 13.5         $ 14.0
                                             =======        ========
     (9) The following tables show net sales, earnings before interest and taxes and total assets for the Company's reportable operating segments (in millions of dollars).
                             	 Net Sales
                             	 Three Months Ended June 30,
                             	 2004      2003
				   Inter-		      Inter-
			Customer   segment Net	     Customer segment Net
			 ------   ------   -------   ------- ----- -------
Drivetrain               $347.4    $ -     $347.4    $309.3 $  -  $ 309.3
Engine                    545.8    13.8     559.6     460.2  11.4   471.6
Inter-segment elimations      -    (13.8)   (13.8)        - (11.4)  (11.4)
                         -------   -------   -----     ----- -----  -----
Consolidated             $893.2    $ -      $893.2   $769.5  $ -   $769.5
                         ========  =======   =======   ====== ===== =======


                                        Net Sales
                                  Six Months Ended June 30,
                                  2004                 2003
				   Inter-		      Inter-
			Customer   segment Net	     Customer segment Net
			 ------   ------   -------   ------- ----- -------
Drivetrain               $707.0    $ -     $707.0    $631.0  $ -    $ 631.0
Engine                   1,089.2    27.5    1,116.7   914.2   23.2    937.4
Inter-segment elimations      -    (27.5)   (13.8)        -  (23.2)   (23.2)
                         -------   -------   -----     -----  -----   -----
Consolidated             $1,796.2  $ -      $1,796.2 $ 1,545.2 $ -  $1,545.2
                         ========  ======== ========  ======== ===== =======

                            Earnings Before          Earnings Before
                           Interest & Taxes          Interest & Taxes
                          Three Months Ended         Six Months Ended
                              June 30,                 June 30,
                              2004      2003             2004          2003
                              -------   -------        -------        ------
Drivetrain                  $ 23.8      $ 23.7         $  54.5        $ 49.8
Engine                        75.7        60.5           143.7         121.2
                              -------   -------        --------      --------
Total segments                99.5        84.2           198.2         171.0
Corporate, including
 equity in affiliates        (9.7)        (9.4)          (24.4)        (21.9)
                            -------      ------        --------       -------
Total                      $ 89.8       $ 74.8         $ 173.8        $149.1
                           ========     ========       =========      ========

                                   Total Assets
                                   June 30,   December 31
                                   2004       2003
                                   --------   ---------
Drivetrain                         $  812.8  $  778.8
Engine                              2,028.4   1,925.1
                                   --------- ----------
  Total segments                    2,841.2   2,703.9
Corporate, including
investment in affiliates              353.6     346.5
                                   --------- ----------
Total                              $3,194.8  $ 3,050.4
                                   ========= ===========

     (10) The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables, up to a maximum of $50 million. During the six months ended June 30, 2004, the amount of receivables sold remained constant at $50 million and total cash proceeds from sales of accounts receivable were $300.0 million. For the six months ended June 30, 2004, the Company paid a servicing fee of $0.3 million related to these receivables, which is included in interest expense and finance charges.

     (11) The changes in the carrying amount of goodwill (in millions of dollars) for the six months ended June 30, 2004, are as follows:


                              Drivetrain     Engine     Total
                              ----------     -------   -------
Balance at December 31, 2003  $134.3         $717.7    $852.0
Translation adjustment          (0.2)          (1.2)     (1.4)
                              -------        ------    -------
Balance at June 30, 2004      $134.1         $716.5    $850.6
                              =======        ======    ========

     (12) The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees. The other postretirement benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions for 2004 range from $32 to $35 million, of which about $32 million has been contributed in the first half of the year. The components of net periodic benefit cost recorded in the Company's Consolidated Statement of Operations, are as follows:

                                                  Other
                                   Pension        Postretirement
                                   Benefits       Benefits
                                   Three months Ended June 30
                                   2004      2003      2004      2003
                                   ------    ------    ------    ------
Service cost                       $ 3.2     $ 2.5     $ 1.7     $ 1.3
Interest cost                        8.0       7.0       7.9       7.5
Expected return on plan assets      (7.9)     (6.6)       -         -
Amortization of unrecognized
  transition asset                   0.1       0.1        -         -
Amortization of unrecognized
  Prior service cost                 0.3       0.3        -         -
Amortization of unrecognized loss    2.1       2.4       2.9       1.5
                                   ------    ------    -------   -------
Net periodic benefit cost          $ 5.8     $ 5.7     $12.5     $10.3
                                   ======    ======    =======   =======

                                                       Other
                                        Pension        Postretirement
                                        Benefits       Benefits
                                        Six months Ended June 30
                                        2004      2003      2004      2003
                                        ------    ------    ------    ------
Service cost                            $ 6.5     $ 5.0     $ 3.4     $ 2.6
Interest cost                            16.1      14.0      15.8      14.9
Expected return on plan assets          (15.8)    (13.2)       -         -
Amortization of unrecognized
  transition asset                        0.2       0.2        -         -
Amortization of unrecognized
  Prior service cost                      0.7       0.7        -         -
Amortization of unrecognized loss         4.2       4.8       5.8       3.0
                                        -------   ------    -------   ------
Net periodic benefit cost               $11.9    $ 11.5     $25.0     $20.5
                                        =======   =======   =======   =======

     (13) In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,"which was revised in December 2003. FIN No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation, as revised, was effective January 1, 2004. The Company has no variable interest entities required to be consolidated as a result of adopting FIN No. 46, therefore, there was no impact on our Consolidated Financial Statements.

     In December 2003, the FASB issued a revised Statement of Financial Accounting Standards, (SFAS) No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost.
The Statement is effective for annual and interim periods ended after December 15, 2003. The Company adopted SFAS No. 132 as of December 31, 2003, resulting in additional disclosures in the Company's annual and interim Consolidated Financial Statements.

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

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted in the United States. The Act provides, among other things, expanded existing Medicare healthcare benefits to include an outpatient prescription drug benefit to Medicare eligible residents of the U.S. (Medicare Part D) beginning in 2006. Prescription drug coverage will be available to eligible individuals who enroll under the Part D plan. As an alternative, employers may provide drug coverage at least "actuarially equivalent to standard coverage" and receive-free federal subsidy equal to 28% of a portion of a Medicare beneficiary's drug costs for covered retirees who do not enroll in a Part D plan.

     In May 2004, the FASB issued Staff Position FAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," to provide guidance on accounting for effects of the Act. The Staff Position requires treating the effect of the employer subsidy on the accumulated post retirement benefit obligation (APBO) as an actuarial gain. The effect of the subsidy is to be reflected in the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the Act to qualify plans as actuarially equivalent are to be treated as actuarial gains if the effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduce benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy are to be accounted for as prior service cost.

     The Company has deferred accounting for the effects of the Act pending an assessment of the provisions of the Act on the Company's U.S.- based postretirement healthcare plans; accordingly, the measures of the APBO and expense recognized for the three months ended June 30, 2004 do not reflect any amount associated with the subsidy. The Staff Position is effective for fiscal periods beginning after June 15, 2004. The Company will record the effects of
the Act on the Company's U.S. based   plans during the third quarter 2004.

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

RESULTS OF OPERATIONS

The Company's products fall into two reportable operating segments: Drivetrain and Engine. The following tables present net sales and earnings before interest and taxes (EBIT) by segment for the three and six months ended June 30, 2004 and 2003 in millions of dollars.

Net Sales                     Three Months        Six Months
                              June 30,            June 30,
                              2004      2003        2004         2003
                              -----     -----     -------        -----
Drivetrain                $  347.4  $  309.3      $ 707.0   $   631.0
Engine                       559.6     471.6      1,116.7       937.4
Inter-segment
  eliminations               (13.8)    (11.4)       (27.5)      (23.2)
                              ------    ------    --------     -------
Net sales                $   893.2  $  769.5      $1,796.2   $ 1,545.2
                            =======   =========   =========   =========
EBIT                          Three Months        Six Months
                              June 30,            June 30,
                              2004      2003      2004      2003
                              ------    ------    ------    -------
Drivetrain               $   23.8    $  23.7      $  54.5   $  49.8
Engine                       75.7       60.5        143.7     121.2
                             -----   --------     -------   --------
Segment EBIT             $   99.5    $  84.2      $ 198.2   $ 171.0
                             ======= ========     ========  ========

     Consolidated sales for the second quarter ended June 30, 2004 totaled $893.2 million, a 16.1% increase over the second quarter of 2003. This increase occurred in a market where production was up slightly from the previous year's quarter. Production in North America and Europe was up approximately 1% and 3% respectively. Sales increased $19.1 million due to stronger currencies, primarily in Europe. Turbochargers and automatic transmissions are the products most affected by currency fluctuations in Europe, Asia, and the Americas. Without the currency impact, the increase in sales would have been 13.6%.

     For the 2004 second quarter, the company reported net income of $54.7 million compared with $44.8 million from the prior year's second quarter, a 22.1% increase. The increase in income was due primarily from the profits on the increased sales.

     The Drivetrain business' sales increased 12.3% and EBIT increased $0.1 million, or 0.4% from 2003. The strong sales gain was a result of four-wheel drive transfer case programs with General Motors and Ford, increased sales of the Company's Interactive Torque Management (TM) all-wheel drive systems to Honda and Hyundai, and steady demand for transmission components and systems, especially with increased automatic transmission penetration in Europe. The EBIT flatness was due to higher commodity prices including steel and rising health care costs.

     The Engine business' second quarter 2004 sales and EBIT increased 18.7% and 25.1% from second quarter 2003, respectively. This group benefited from continued demand for the Company's turbochargers for European passenger cars and commercial vehicles. Sales of timing chains increased as well, particularly to our Asian customers. The EBIT increase was due primarily to the increase in sales and improved productivity on the higher sales level.

     Consolidated gross margin for the second quarter of 2004 was 19.0%, compared to the 2003 margin of 19.1%. Gross margin was relatively flat. Higher material prices for commodities, particularly steel, aluminum and copper and health care costs were offset by cost reductions in our operations.

     For the second quarter selling, general and administrative (SG&A) costs increased $10.8 million, but decreased as a percentage of sales from 10.0% to 9.8% of sales. The increase in dollars was due to additional administration needed to support the growth of the Company's various businesses. Spending on research and development (R&D), which is included in SG&A, totaled $30.8 million, or 3.4% of sales versus $28.9 million, or 3.8% of sales for the second quarter of 2003.

     Second quarter interest expense decreased $1.0 million from second quarter 2003 as a result of reduced debt levels which more than offset interest rate increases during the quarter. At June 30, 2004, the amount of net debt with fixed interest rates was 51% of total net debt. Equity in affiliate earnings, which consist primarily of the Company's 50% share of NSK-Warner in Japan, was up $3.2 million. NSK-Warner realized both strong sales and profits in the second quarter from its operations.

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

     Net income was $54.7 million for the second quarter, or $0.97 per diluted share, an increase of $0.14 over the previous year's second quarter. The increase from prior years second quarter was due to operations $0.15 per share, favorable currency of $0.03 per share offset by a share dilution impact of $(0.04) per share. Shares outstanding increased due to the exercise of options and contributions to benefit plans.

     For the remainder of 2004, the trends that are driving our growth are expected to continue in the second half of the year. These trends include the growth of diesel engines in Europe, the popularity of cross-over vehicles in North America and the move to chain engine timing systems in both Europe and
Asia.   The Company maintains a positive long-term outlook for its business and is committed to ongoing strategic investments in capital and new product development to enhance its product leadership strategy.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities increased from $155.3 million in 2003 to $221.5 million in 2004. The main factors were an increase in net income and improved working capital management. The Company made a scheduled royalty payment of $14.2 million in the first quarter of 2004. Dividend receipts, net of withheld taxes from non-consolidated affiliates were $14.0 million in the first six months of 2004 compared to $3.3 million for the first six months of 2003.

Capital spending for the six months was $84.2 million compared with $64.8 million last year. Careful capital spending remains an area of focus for the Company, both in order to support new business and for cost reductions and productivity improvements. The Company expects to spend $180 million - $190 million on capital in 2004, but this expectation is subject to ongoing review based on market conditions.

As of June 30, 2004, debt decreased from year-end 2003 by $72.6 million, while cash and cash equivalents increased by $30.9 million. The debt reduction includes $58.8 million in principal payments, $11.0 million reduction in the value of our interest rate swaps and $2.8 million in foreign exchange translation adjustments. The Company paid dividends of $7.0 million and $4.8 million in the second quarter of 2004 and 2003, respectively.

As of June 30, 2004 and December 31, 2003, the Company had sold $50.0 million of receivables under a Receivables Transfer Agreement for face value without recourse.

From a credit quality perspective, we have an investment grade credit rating of A- from Standard & Poor's and Baa2 from Moody's. The Standard & Poor's rating was upgraded from BBB+ to A- on May 5, 2004. Moody's confirmed their rating on April 22, 2004 and raised their outlook from stable to positive.

Effective July 22, 2004 the Company established a new credit facility that provides for borrowings up to $600 million through July 2009. The new credit facility replaced the Company's existing $350 million facility.

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

Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at June 30, 2004 of approximately $20.4 million. The Company expects this amount to be expended over the next three to five years.

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

The Company has been working with the Mississippi Department of Environmental Quality, the EPA and Kuhlman Electric to investigate the extent of and remediate the contamination. The investigation revealed the presence of Polychlorinated Biphenyls (PCBs) in portions of the soil at the plant and neighboring areas. Clean up began in 2000 and is continuing. Kuhlman Electric and others, including the Company, have been sued in numerous related lawsuits, which claim personal injury and property damage. The first trial in these lawsuits is scheduled to go to trial in August 2004.

The Company believes that the reserve for environmental liabilities and any insurance recoveries are adequate to cover any potential liability associated with environmental matters. However, due to the nature of environmental remediation, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount reserved.

Stock Split/Dividends

On April 21, 2004, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 150,000,000. The approval of the amendment allowed the Company to proceed with its previously announced 2-for-1 stock split on May 17, 2004 to stockholders of record on May 3, 2004.

On July 21, 2004, the Company declared a $0.125 per share dividend to be paid on August 16, 2004 to stockholders of record as of August 2, 2004.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which was revised in December 2003. FIN No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation, as revised, was effective January 1, 2004. The Company has no variable interest entities required to be consolidated as a result of adopting FIN No. 46, therefore, there was no impact on our Consolidated Financial Statements.

In December 2003, the FASB issued a revised Statement of Financial Accounting Standards, (SFAS) No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost.
The Statement is effective for annual and interim periods ended after December 15, 2003. The Company adopted SFAS No. 132 as of December 31, 2003, resulting in additional disclosures in the Company's annual and interim Consolidated Financial Statements.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted in the United States. The Act provides, among other things, expanded existing Medicare healthcare benefits to include an outpatient prescription drug benefit to Medicare eligible residents of the U.S. (Medicare Part D) beginning in 2006. Prescription drug coverage will be available to eligible individuals who enroll under the Part D plan. As an alternative, employers may provide drug coverage at least "actuarially equivalent to standard coverage" and receive-free federal subsidy equal to 28% of a portion of a Medicare beneficiary's drug costs for covered retirees who do not enroll in a Part D plan.

In May 2004, the FASB issued Staff Position FAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," to provide guidance on accounting for effects of the Act. The Staff Position requires treating the effect of the employer subsidy on the accumulated post retirement benefit obligation (APBO) as an actuarial gain. The effect of the subsidy is to be reflected in the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the Act to qualify plans as actuarially equivalent are to be treated as actuarial gains if the effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduce benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy are to be accounted for as prior service cost.

The Company has deferred accounting for the effects of the Act pending an assessment of the provisions of the Act on the Company's U.S.- based postretirement healthcare plans; accordingly, the measures of the APBO and expense recognized for the three months ended June 30, 2004 do not reflect any amount associated with the subsidy. The Staff Position is effective for fiscal periods beginning after June 15, 2004. The Company will record the effects of
the Act on the Company's U.S. based   plans during the third quarter 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various judicial and administrative proceedings which are considered to be routine and incidental to its business including those described in the MD&A under Other Matters Litigation. Management does not believe that the results of any of these proceedings are likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Like many other industrial companies, the Company continues to be named as one of the defendants in asbestos-related personal injury actions. Management believes that the Company's involvement is limited to claims that relate to a few types of automotive friction products, manufactured many years ago, that contained encapsulated asbestos. The Company aggressively defends against these lawsuits and has been successful in obtaining dismissal of many cases without any payment whatsoever, or in many cases, for nominal or minimal settlement payments. The Company has significant insurance coverage with solvent carriers and, to date, has not incurred any out-of-pocket costs other than immaterial administration expenses, in connection with these lawsuits or any settlements thereof.

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies ("CNA") against the Company and certain of its other historical general liability insurers. CNA provided the Company with primary and excess insurance, and, in conjunction with another primary insurer, is currently defending and indemnifying the Company in all of its pending asbestos-related claims. The lawsuit seeks to determine the extent of insurance coverage available to the Company including whether the available limits exhaust on a "per occurrence" or an aggregate basis, and to determine how the applicable coverage responsibilities should be apportioned. In addition to the primary insurance available for these claims, the Company has substantial historical excess and umbrella insurance available for any anticipated asbestos-related liabilities. Separately, the Company is in the process of negotiating a cost sharing agreement among the first layer of excess insurers.

Although it is impossible to predict the outcome of pending or future claims, in light of the nature of the products, our experience in defending and resolving claims in the past, our insurance coverage and existing reserves, management does not believe that asbestos-related claims will have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Between May 20, 2004 and July 2, 2004, the Company issued an aggregate of 37,804 shares of common stock to employees who participated in the BorgWarner Diversified Transmission Products Inc., Muncie Plant Local 287 Retirement Investment Plan. Employees purchased the shares either through payroll deductions or through intra-plan transfers into the company stock fund. The aggregate amount of such purchases was approximately $1.5 million.

These issuances were not registered under the Securities Act of 1933, as amended, due to an inadvertent failure to timely file a new registration statement on Form S-8. The Company experienced an unforeseen dramatic increase in purchases of the Company's common stock by employees through their benefit plans after the Company completed a stock split in May 2004. The Company immediately began the process of filing a new registration statement on Form S-8 (filed with the SEC on July 6, 2004) to register an additional 150,000 shares of the Company's common stock, with the purpose and effect of ensuring that future issuances would be registered. The Company believes that the aggregate amount of any contingent claims for rescission or damages would not be material to its financial condition.

Item 4.  Submission of Matter to a Vote of Security Holders

On April 21, 2004, the Company held its annual meeting of stockholders. At such meeting Jere A. Drummond, Timothy M. Manganello, and Ernest J. Novak, Jr. were elected as directors to serve for a term expiring in 2007. Each of William E. Butler, Paul E. Glaske, Phyllis O. Bonanno, Andrew F. Brimmer,
Alexis P. Michas,
and John Rau continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:


                         For            Withheld
                         ----------     ----------
Jere A. Drummond         22,633,176     529,170
Timothy M. Manganello    22,333,337     829,009
Ernest J. Novak, Jr.     22,567,029     595,317

At the annual meeting, stockholders also approved of the adoption of the BorgWarner Inc. 2004 Stock Incentive Plan (the "Plan"). The following votes were cast on the proposal to approve of the 2004 Plan:

For            Against        Abstain   Not-Voted
18,263,597     2,333,402      130,527   2,434,820

At the annual meeting, stockholders approved of an amendment to the Company's Restated Certificate of Incorporation to increase the authorized shares of common stock from 50,000,000 shares to 150,000,000 shares. The following votes were cast on the proposal to amend the Restated Certificate of Incorporation:

For            Against        Abstain   Not-Voted
15,718,223     7,347,002      97,121    0

At such meeting, the selection of Deloitte & Touche LLP as independent auditors was approved by the following votes:

For            Against        Abstain   Not-Voted
22,364,395     776,638        21,313    0


Item 6. Exhibits and Reports on Form 8-K

     (a)Exhibits

     Exhibit 3.1    Amendment to Restated Certificate of Incorporation

     Exhibit 10.1 BorgWarner Inc. 2004 Stock Incentive Plan (incorporated by reference to Appendix B of the Company's Proxy Statement dated March 22, 2004 for its 2004 Annual Meeting of Stockholders)

     Exhibit 10.2 Ninth Amendment dated as of February 17, 2004 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998

     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

     Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

     Exhibit 32     Section 1350 Certifications

     (b)Reports on Form 8-K

     On April 5, 2004, the Company filed a report on Form 8-K, attaching a copy of a press release announcing the appointment of Robin J. Adams to the position of Executive Vice President, Chief Financial Officer and Chief Administration Officer.

     On April 7, 2004, the Company filed a report on Form 8-K announcing that, in connection with Proposal 2 of the Company's 2004 proxy statement, management decided to recommend to the Board of Directors that the number of shares authorized to be granted as awards other than stock options and SARs under the BorgWarner Inc. 2004 Stock Incentive Plan be limited to 400,000 shares.

     On April 8, 2004, the Company filed a report on Form 8-K, furnishing a copy of a news release relating to earnings expectations for the first quarter of 2004 and full year 2004.

     On April 22, 2004, the Company filed a report on Form 8-K, furnishing a copy of a news release relating to its earnings for the first quarter of 2004.

     On April 22, 2004, the Company filed a report on Form 8-K, attaching a copy of a press release announcing that the stockholders of the Company had approved an increase in the number of shares of authorized common stock allowing for a two-for-one stock split and that the Board had declared a quarterly dividend of $0.125 per share post-split payable on May 17, 2004 to shareholders of record on May 3, 2004.

     On April 22,2004 the Company filed a report on Form 8-K furnishing a copy of a news release relating to it's earnings for the first quarter of 2004.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        BORGWARNER INC.
                                        (Registrant)

                                        By:/s/ William C. Cline
                                        WILLIAM C. CLINE
                                        Vice President and Controller
                                        (Principal Accounting Officer)


Date: August 6, 2004