Form 10-Q/A
period 2004-06-30
BORGWARNER INC
filed 2004-08-11
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549


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

This Form 10-Q/A has been filed for the sole purpose of correcting a typographical error. On page 3, in the Condensed Consolidated Balance Sheets, the caption "Investments and advances" is $176.9 million.
In the Form 10-Q filed on August 6, 2004, a typographical error caused the amount to be reported as 76.9 million.

                    BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (millions of dollars except share data)

                              June 30,       December 31,
                              2004           2003
                              --------       -------
ASSETS    (Unaudited)
Cash and cash equivalents     $ 144.0        $  113.1
Receivables                     491.2           414.9
Inventories                     215.6           201.3
Deferred income taxes            32.9            32.8
Investments in businesses held
 for sale                        39.6            32.0
Prepayments and other current
 assets                          39.6            30.5
                               --------       --------
   Total current assets         962.9           824.6
Property, plant, and equipment
 at cost                      1,720.8         1,665.7
Less accumulated depreciation  (729.9)         (680.4)
                              ---------      ---------
   Net property, plant and
     equipment                  990.9           985.3

Tooling, net of amortization    101.0            90.5
Investments and advances        176.9*          177.3
Goodwill                        850.6           852.0
Other non-current assets        112.5           120.7
                              ---------      ---------
   Total other assets         1,241.0         1,240.5
                              ---------      ---------
                            $ 3,194.8     $   3,050.4
                              =========      =========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable and current portion of
 long-term debt               $   9.0        $   10.0
Accounts payable and accrued
 expenses                       549.5           460.3
Income taxes payable             17.3               -
                              ---------      ---------
   Total current liabilities    575.8           470.3
Long-term debt                  573.9           645.5

Long-term retirement-related
 liabilities                    461.4           503.0
Other long-term liabilities     184.7           154.0
                               ---------     ---------
   Total long-term liabilities  646.1           657.0
Minority interest in con-
 solidated subsidiaries          17.4            17.2
Capital stock:
Preferred stock, $.01 par value;
 authorized 5,000,000 shares;
 none issued                         -             -
Common stock, $.01 par value;
 authorized 150,000,000 shares;
 issued shares: 2004- 55,817,662;
 2003- 55,229,854; outstanding
 shares: 2004-55,813,678;2003-
 55,157,190                        0.6            0.3
Non-voting common stock, $.01 par
 value; authorized 25,000,000
 shares; none issued and
 outstanding in 2004                  -             -
Capital in excess of par value    784.7         756.3
Retained earnings		  582.9		491.3
Accumulated other comprehensive
 income                            13.5           4.0
Common stock held in treasury, at
 cost: 2004, 3,984 shares; 2003,
 72,664 shares                     (0.1)         (1.5)
                                ---------    ---------
   Total stockholders' equity   1,381.6       1,260.4
                                ---------    ---------
                               $3,194.8      $3,050.4
                               ==========    =========
*In the Company's Form 10-Q filed on August 6, 2004, a typographical error resulted in this number being reported as 76.9 million.

See accompanying Notes to Consolidated Financial Statements
                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (millions of dollars except share data)


                                   Three months ended
                                   June 30,
                                   2004        2003
                                   ------    -------
Net sales                          $893.2    $769.5
Cost of sales                       723.4     622.8
				   ------    -------
Gross profit                        169.8     146.7
Selling, general and administrative
 expenses                            87.8      77.0
Other, net                            0.6       0.1
                                   ------    -------
Operating income                     81.4      69.6
Equity in affiliate earnings, net
 of tax                              (8.4)     (5.2)
Interest expense and finance charges  7.7       8.7
                                   -------   -------
  Earnings before income taxes       82.1      66.1
Provision for income taxes           24.6      19.2
Minority interest, net of tax         2.8       2.1
                                   -------   -------
Net earnings                       $ 54.7    $ 44.8
                                   ========  ========

Net earnings per share - Basic     $ 0.98    $ 0.83
                                   =======   ========

Net earnings per share   Diluted   $ 0.97    $ 0.83
                                   ========  ========

Average shares outstanding (thousands)
Basic                              55,766    53,670
Diluted56,38354,216

Dividends declared per share       $ 0.125   $ 0.09
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
                                   =========      =========

               See accompanying Notes to Consolidated Financial Statements



















                   BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (millions of dollars)
                              Six months ended
                              June 30,
                                         2004          2003
                                        --------       ---------
Operating
Net earnings                            $  105.8    $  89.0
Non-cash charges to operations:
   Depreciation                             67.3       60.2
   Amortization of tooling                  19.9       15.7
   Employee retirement benefits             24.5        6.8
   Equity in affiliate earnings, net
    of dividends received,
     minority interest and other             8.0       (0.3)
                                        ---------      ----------
      Net earnings adjusted for non-cash
        charges                            225.5      171.4
Changes in assets and liabilities:
   Increase in receivables                 (81.3)     (61.2)
   Increase in inventories                 (16.1)      (6.9)
   Increase in prepayments and other
     current assets                        (10.2)      (2.1)
   Increase in accounts payable and
    accrued expenses                        92.6        6.7
   Increase in income taxes payable         17.0       16.1
   Net change in other long-term assets
      and liabilities                       (6.0)      31.3
                                        ---------      ---------
     Net cash provided by
      operating activities                 221.5      155.3
Investing
Capital expenditures                       (84.2)     (64.8)
Tooling outlays, net of customer
 reimbursements                            (30.1)     (20.7)
Net proceeds from asset disposals            2.5        1.3
Investment in unconsolidated subsidiary     (9.0)     (12.8)
                                        ----------     -------
     Net cash used in investing activities(120.8)     (97.0)
Financing
Net decrease in notes payable               (0.8)      (3.6)
Additions to long-term debt                  1.2        0.4
Reductions in long-term debt               (59.2)      (7.1)
Payments for purchases of treasury stock       -       (2.5)
Proceeds from stock options exercised        3.2        0.8
Dividends paid                             (13.9)      (9.6)
                                        ----------     ------
     Net cash used in financing activities (69.5)     (21.6)
Effect of exchange rate changes on cash
     and cash equivalents                   (0.3)       0.1
					----------     ------
Net increase in cash and cash equivalents   30.9       36.8
Cash and cash equivalents at beginning
 of period                                 113.1       36.6
                                          ---------    ---------
Cash and cash equivalents at end
  of period                             $  144.0    $  73.4
                                        ============   ==========
Supplemental Cash Flow Information
Net cash paid during the period for:
   Interest                             $   15.6    $  18.3
   Income taxes                              3.0       11.3
Non-cash financing transactions:
     Issuance of common stock for Executive Stock
       Performance Plan                      2.0        3.3

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



                              Three Months Ended June 30,
                                   2004          2003
                              -----------    -------------
Net earnings, as reported     $  54.7        $  44.8
Add:
Stock-based employee
compensation expense
included in net income,
net of income tax

                                  0.3            1.5
Deduct:
Total stock-based employee
 compensation expense deter-
 mined under fair value
 based methods for all awards,
 net of tax effects              (1.7)          (2.5)
                                -------      ---------
Pro forma net earnings          $53.3          $43.8
                               =========     =========
Net earnings per share
     Basic   as reported       $ 0.98         $ 0.83
     Basic   pro forma           0.95           0.82

     Diluted   as reported       0.97           0.83
     Diluted   pro forma         0.94           0.81


                         Six Months Ended June 30,
                              2004          2003
                         -----------    ------------
Net earnings, as reported     $105.8         $89.0
Add:
Stock-based employee
 compensation expense
 included in net income,
 net of income tax               0.7           2.6

Deduct:
Total stock-based employee
 compensation expense deter-
 mined under fair value
 based methods for all
 awards, net of tax effects     (2.9)        (4.7)
			      -------      -------
Pro forma net earnings        $103.6        $86.9
                              =======      =======
Net earnings per share
Basic   as reported           $ 1.90       $ 1.66
Basic   pro forma               1.86         1.62

Diluted   as reported           1.88         1.65
Diluted   pro forma             1.84         1.61

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

     The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended June 30,
     (in millions)                      Three Months Ended
                                       2004                 2003
                                       ---------           ----------
                              Income                        Income
                              Tax       After-              Tax       After-
                    Pretax    Effect    tax       Pretax    Effect    tax
                    ------    ------    ------    ------    ------    ------
Foreign currency
 translation adjust-
 ments              $(15.5)   $1.6      $(13.9)   $50.0     $0.0      $50.0
Market value change
 in hedge instruments (1.6)    0.0        (1.6)     0.0      0.0        0.0
Net earnings as
 reported                                 54.7                         44.8
                                         ------                       ------
Total comprehensive income               $ 39.2                       $94.8

(in millions)                            Six Months Ended
                                         2004          2003
                                        ----------     ------------
                              Income                        Income
                              Tax       After-              Tax       After-
                    Pretax    Effect    tax       Pretax    Effect    tax
                    ------    ------    ------    ------    ------    ------
Foreign currency
 translation adjust-
 ments              $(7.5)    $(0.8)    $(8.3)    $47.5     $0.0      $ 47.5
Market value change
 in hedge
 instruments          4.1       0.0       4.1       0.0      0.0         0.0
Net earnings as
 reported                               105.8                           89.0
                                        -------                       -------
Total comprehensive income              $101.6                        $136.5
                                        ======                       =======

     The components of accumulated other comprehensive income, net of tax, in the Condensed Consolidated Balance Sheets are as follows:
(in millions)                                June 30,       December 31,
                                             2004           2003
Foreign currency translation adjustments     $ 66.2         $ 74.5
Market value change in hedge instruments        4.1            0.0
Minimum pension liability adjustment          (56.8)         (60.5)
                                             -------        -------
Total accumulated other comprehensive income $ 13.5         $ 14.0
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
                         ========  ======== ========  ======== ===== =======

                            Earnings Before          Earnings Before
                           Interest & Taxes          Interest & Taxes
                          Three Months Ended         Six Months Ended
                              June 30,                 June 30,
                              2004      2003             2004          2003
                              -------   -------        -------        ------
Drivetrain                  $ 23.8      $ 23.7         $  54.5        $ 49.8
Engine                        75.7        60.5           143.7         121.2
                              -------   -------        --------      --------
Total segments                99.5        84.2           198.2         171.0
Corporate, including
 equity in affiliates        (9.7)        (9.4)          (24.4)        (21.9)
                            -------      ------        --------       -------
Total                      $ 89.8       $ 74.8         $ 173.8        $149.1
                           ========     ========       =========      ========

                                   Total Assets
                                   June 30,   December 31
                                   2004       2003
                                   --------   ---------
Drivetrain                         $  812.8  $  778.8
Engine                              2,028.4   1,925.1
                                   --------- ----------
  Total segments                    2,841.2   2,703.9
Corporate, including
investment in affiliates              353.6     346.5
                                   --------- ----------
Total                              $3,194.8  $3,050.4
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


Date: August 11, 2004