Form 10-Q
period 2004-09-30
BORGWARNER INC
filed 2004-11-09
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                                ----------------

                        Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

                    For the Quarter ended September 30, 2004

                         Commission file number: 1-12162

                                 BORGWARNER INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-3404508
------------------------------                      ----------------------------
State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization                           Identification No.)

200 South Michigan Avenue, Chicago, Illinois                    60604
--------------------------------------------                 -----------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (312) 322-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).
YES [X] NO [ ]

On September 30, 2004 the registrant had 56,170,603 shares of Common Stock outstanding.

                                 BORGWARNER INC.
                                    FORM 10-Q
                      NINE MONTHS ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I. Financial Information

    Item 1. Financial Statements

         Introduction ..........................................................        2

         Condensed Consolidated Balance Sheets at
            September 30, 2004(Unaudited) and December 31, 2003.................        3

         Consolidated Statements of Operations (Unaudited) for
            the three months ended September 30, 2004 and 2003..................        4

         Consolidated Statements of Operations (Unaudited) for
            the nine months ended September 30, 2004 and 2003...................        5

         Consolidated Statements of Cash Flows (Unaudited) for
            the nine months ended September 30, 2004 and 2003...................        6

         Notes to Consolidated Financial Statements(Unaudited)..................        7

    Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................        18

    Item 3. Quantitative and Qualitative Disclosures
                About Market Risks..............................................        25

    Item 4. Controls and Procedures.............................................        25

PART II. Other Information

    Item 1. Legal Proceedings...................................................        27

    Item 6. Exhibits and Reports on Form 8-K....................................        27

 SIGNATURES.....................................................................        29

                                 BORGWARNER INC.
                                    FORM 10-Q
                      NINE MONTHS ENDED SEPTEMBER 30, 2004

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 BorgWarner Inc. and Consolidated Subsidiaries'
                              Financial Statements

The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. Certain prior period amounts have been reclassified to conform to current period presentation. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year. The following financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (MILLIONS OF DOLLARS EXCEPT SHARE DATA)

                                                        September 30,     December 31,
                                                            2004              2003
                                                        -------------     ------------
                                                         (Unaudited)
ASSETS
Cash and cash equivalents ........................        $    189.0       $    113.1
Receivables ......................................             497.1            414.9
Inventories ......................................             221.4            201.3
Deferred income taxes ............................              32.9             32.8
Investments in businesses held for sale ..........              40.3             32.0
Prepayments and other current assets .............              38.7             30.5
                                                          ----------       ----------
   Total current assets ..........................           1,019.4            824.6

Property, plant, and equipment at cost ...........           1,766.6          1,665.7
Less accumulated depreciation ....................            (759.3)          (680.4)
                                                          ----------       ----------
   Net property, plant and equipment .............           1,007.3            985.3

Tooling, net of amortization .....................             101.4             90.5
Investments and advances .........................             183.4            177.3
Goodwill .........................................             851.9            852.0
Other non-current assets .........................             123.3            120.7
                                                          ----------       ----------
   Total other assets ............................           1,260.0          1,240.5
                                                          ----------       ----------
                                                          $  3,286.7       $  3,050.4
                                                          ==========       ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable and current portion of
 long-term debt ..................................        $      7.3       $     10.0
Accounts payable and accrued expenses ............             542.4            460.3
Income taxes payable .............................              13.2                -
                                                          ----------       ----------
   Total current liabilities .....................             562.9            470.3
Long-term debt ...................................             583.0            645.5

Long-term retirement-related liabilities .........             459.1            503.0
Other long-term liabilities ......................             213.5            154.0
                                                          ----------       ----------
   Total long-term liabilities ...................             672.6            657.0

Minority interest in consolidated subsidiaries ...              19.4             17.2

Capital stock:
Preferred stock, $0.01 par value; authorized
 5,000,000 shares; none issued ...................                 -                -
Common stock, $0.01 par value; authorized
 150,000,000 shares; issued shares: 2004-
 56,174,587; 2003- 55,229,854; outstanding
 shares: 2004-56,170,603;2003- 55,157,190 ........               0.6              0.3
Non-voting common stock, $0.01 par value;
 authorized 25,000,000 shares; none issued
 and outstanding in 2004 and 2003 ................                 -                -
pital in excess of par value ...................             794.5            756.3
Retained earnings ................................             620.7            491.3
Accumulated other comprehensive income ...........              33.1             14.0
Common stock held in treasury, at cost:
2004, 3,984 shares; 2003, 72,664 shares ..........              (0.1)            (1.5)
                                                          ----------       ----------
   Total stockholders' equity ....................           1,448.8          1,260.4
                                                          ----------       ----------
                                                          $  3,286.7       $  3,050.4
                                                          ==========       ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (MILLIONS OF DOLLARS EXCEPT SHARE DATA)

                                                         Three months ended
                                                           September 30,
                                                     2004               2003
                                                  -----------       ------------
Net sales ..................................      $     839.8       $     725.2
Cost of sales ..............................            694.7             595.9
                                                  -----------       -----------
Gross profit ...............................            145.1             129.3

Selling, general and administrative expenses             77.4              72.7
Other, net .................................             (0.5)              0.1
                                                  -----------       -----------
Operating income ...........................             68.2              56.5
Equity in affiliate earnings, net of tax ...             (6.2)             (3.6)
Interest expense and finance charges .......              7.5               8.1
                                                  -----------       -----------
  Earnings before income taxes .............             66.9              52.0
Provision for income taxes .................             20.1              14.2
Minority interest, net of tax ..............              2.0               1.9
                                                  -----------       -----------

Net earnings ...............................      $      44.8       $      35.9
                                                  ===========       ===========

Net earnings per share - Basic .............      $      0.80       $      0.66
                                                  ===========       ===========

Net earnings per share - Diluted ...........      $      0.79       $      0.65
                                                  ===========       ===========

Average shares outstanding (thousands)
Basic ......................................           56,025            54,494
Diluted ....................................           56,650            55,064

Dividends declared per share ...............      $     0.125       $      0.09
                                                  ===========       ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (MILLIONS OF DOLLARS EXCEPT SHARE DATA)

                                                             Nine months ended
                                                               September 30,
                                                           2004              2003
                                                        -----------       -----------
Net sales ........................................      $   2,636.1       $   2,270.4
Cost of sales ....................................          2,148.7           1,842.8
                                                        -----------       -----------
Gross profit .....................................            487.4             427.6

Selling, general and administrative expenses .....            259.9             233.4
Other, net .......................................              0.4               0.2
                                                        -----------       -----------
Operating income .................................            227.1             194.0
Equity in affiliate earnings, net of tax .........            (21.2)            (15.3)
Interest expense and finance charges .............             22.7              25.8
                                                        -----------       -----------
  Earnings before income taxes ...................            225.6             183.5
Provision for income taxes .......................             67.7              52.3
Minority interest, net of tax ....................              7.3               6.3
                                                        -----------       -----------
    Net earnings .................................      $     150.6       $     124.9
                                                        ===========       ===========

Net earnings per share - Basic ...................      $      2.70       $      2.32

Net earnings per share - Diluted .................      $      2.67       $      2.30

Average shares outstanding (thousands)
Basic ............................................           55,742            53,836
Diluted ..........................................           56,354            54,382

Dividends declared per share .....................      $     0.375       $      0.27
                                                        ===========       ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (MILLIONS OF DOLLARS)

                                                                          Nine months ended
                                                                            September 30,
                                                                           2004         2003
                                                                          ------       ------
OPERATING
Net earnings .......................................................      $150.6       $124.9
Non-cash charges to operations:
   Depreciation ....................................................       100.2         90.5
   Amortization of tooling .........................................        30.1         25.6
   Employee retirement benefits funded with common stock ...........        27.7          9.9
   Equity in affiliate earnings, net of dividends received,
     minority interest and other ...................................         4.0         (2.0)
                                                                          ------       ------
      Net earnings adjusted for non-cash charges ...................       312.6        248.9
Changes in assets and liabilities:
   (Increase) in receivables .......................................       (83.1)       (72.0)
   (Increase) in inventories .......................................       (20.0)       (12.0)
   (Increase) decrease in prepayments and other current assets .....        (8.5)         9.6
   Increase (decrease) in accounts payable and accrued expenses ....        82.8         (0.5)
   Increase in income taxes payable ................................        12.9         24.3
   Net change in other long-term assets and liabilities ............        24.0         22.1
                                                                          ------       ------
     Net cash provided by operating activities .....................       320.7        220.4
INVESTING
Capital expenditures ...............................................      (126.7)      (104.1)
Tooling outlays, net of customer reimbursements ....................       (40.5)       (28.8)
Net proceeds from asset disposals ..................................         2.9          1.8
Proceeds from sale of business .....................................           -          5.4
Investment in unconsolidated subsidiary ............................        (9.0)       (14.4)
Contingent valuation payment on acquired business ..................           -        (12.8)
                                                                          ------       ------
     Net cash used in investing activities .........................      (173.3)      (152.9)
FINANCING
Net decrease in notes payable ......................................        (2.7)        (2.5)
Additions to long-term debt ........................................         0.3          0.4
Reductions in long-term debt .......................................       (58.6)        (7.9)
Payments for purchases of treasury stock ...........................           -         (2.5)
Proceeds from stock options exercised ..............................         9.8         28.1
Dividends paid .....................................................       (20.9)       (14.5)
                                                                          ------       ------
     Net cash (used in) provided by financing activities ...........       (72.1)         1.1
Effect of exchange rate changes on cash and cash equivalents .......         0.6          1.6
                                                                          ------       ------
Net increase in cash and cash equivalents ..........................        75.9         70.2
Cash and cash equivalents at beginning of period ...................       113.1         36.6
                                                                          ------       ------
Cash and cash equivalents at end of period .........................      $189.0       $106.8
                                                                          ======       ======
SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
   Interest ........................................................      $ 23.8       $ 27.4
   Income taxes ....................................................        12.6         16.6
Non-cash financing transactions:
     Issuance of common stock for Executive Stock
       Performance Plan ............................................         2.0          3.3

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Research and development costs charged to expense for the three and nine months ended September 30, 2004 were $33.6 million and $94.0 million. Research and development costs charged to expense for the three and nine months ended September 30, 2003 were $29.0 million and $87.4 million.

(2) Inventories consisted of the following (millions of dollars):

                                    September 30,         December 31,
                                        2004                  2003
                                    -------------         ------------
Raw materials ..............           $ 91.0                $ 95.5
Work in progress ...........             88.0                  65.1
Finished goods .............             42.4                  40.7
                                       ------                ------
     Total inventories .....           $221.4                $201.3
                                       ======                ======

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

                                                 Three Months Ended
                                                   September 30,
                                                ---------------------
                                                 2004         2003
                                                ------       -------
Net earnings, as reported                       $ 44.8       $ 35.9

Add:
Stock-based employee compensation expense
included in net income, net of income tax          0.4          0.6

Deduct:
Total stock-based employee compensation
expense determined under fair value  based
methods for all awards, net of tax effects        (2.9)        (2.3)
                                                ------       ------

Pro forma net earnings                          $ 42.3       $ 34.2
                                                ======       ======
Net earnings per share
     Basic - as reported                        $ 0.80       $ 0.66
     Basic - pro forma                            0.76         0.63

     Diluted - as reported                        0.79         0.65
     Diluted - pro forma                          0.75         0.62

                                                          Nine Months Ended
                                                            September 30,
                                                      --------------------------
                                                         2004            2003
                                                      ----------       ---------
Net earnings, as reported                             $    150.6       $    124.9

Add:
Stock-based employee compensation expense
included in net income, net of income tax                    1.1              3.2

Deduct:
Total stock-based employee compensation
expense determined under fair value
based methods for all awards, net of tax effects            (5.7)            (7.0)
                                                      ----------       ----------
Pro forma net earnings                                $    146.0       $    121.1
                                                      ==========       ==========
Net earnings per share
     Basic - as reported                              $     2.70       $     2.32
     Basic - pro forma                                      2.62             2.25

     Diluted - as reported                                  2.67             2.30
     Diluted - pro forma                                    2.59             2.23

On May 17, 2004 the Company announced a two-for-one stock split of common stock for stockholders of record on May 3, 2004. All share and per share amounts for prior periods were restated to account for the effect of the stock split.

In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 625,000 and 570,000 for the three months ended, and 612,000 and 546,000 for the nine months ended September 30, 2004 and 2003, respectively, due to the effects of stock options and shares issuable under the Executive Stock Performance Plan.

(4) The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2004 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. The Company expects its effective tax rate for 2004 to be approximately 30.0%. This rate is about 1.5% higher than the prior year due to changes in tax laws in some of the countries where the Company does business.

(5) Following is a summary of notes payable and long-term debt:

                                                           September 30, 2004           December 31, 2003
                                                         -----------------------     ----------------------
                                                         Current       Long-Term      Current     Long-Term
                                                         --------      ---------     --------     ---------
                                                                        (millions of dollars)
DEBT
Bank borrowings and other ............................   $    0.6      $   16.7      $    2.9      $   42.5
Term loans due through 2011
 (at an average rate of 3.2% at
  September 30, 2004 and 3.4% at
  December 31, 2003) .................................        6.7          27.8           7.1          31.4

7% Senior Notes due 2006,
  net of unamortized discount ........................          -         139.0             -         139.4
 ($139 million converted to floating
 rate of 3.9% by interest rate swap
 at September 30, 2004)
6.5% Senior Notes due 2009,
  net of unamortized discount ........................          -         136.1             -         164.7
 ($100 million converted to floating
 rate of 4.6% by interest rate swap
 at September 30, 2004)
8% Senior Notes due 2019,
  net of unamortized discount($75
  million converted to floating rate of
  4.8% by interest rate swap at September 30, 2004)...          -         133.8             -         133.9
7.125% Senior Notes due 2029,
  net of unamortized discount ........................          -         119.1             -         122.1
                                                         --------      --------      --------      --------
    Carrying amount of notes
       payable and long-term debt .................           7.3         572.5          10.0         634.0
Fair value adjustment for interest
  rate swaps (a) ..................................             -          10.5             -          11.5
                                                         --------      --------      --------      --------
        Total notes payable and
           long-term debt .........................      $    7.3      $  583.0      $   10.0      $  645.5
                                                         ========      ========      ========      ========

(a) The fair value adjustment for interest rate swaps has been reclassified to long-term debt for all periods presented.

The Company has a new revolving credit facility that provides for borrowings up to $600 million through July 2009. This new facility effective July 22, 2004 replaced the Company's existing facility of $350 million. At September 30, 2004 and December 31, 2003, there were no borrowings outstanding and no obligations under standby letters of credit under either facility. The line of credit is subject to the usual terms and conditions applied by banks to an investment grade company. The Company is in compliance with its credit agreement covenants as of September 30, 2004 and expects to be compliant in future periods.

(6) The Company has entered into interest rate and currency swaps to manage interest rate and foreign currency risk. A summary of these instruments outstanding at September 30, 2004 follows (currency in millions):

                                                         Interest rates
                                             Notional    --------------    Floating interest
                              Hedge Type      Amount     Receive    Pay       Rate basis
                              ----------      ------     -------    ---    -----------------
                                            (Millions)
Interest Rate Swaps
(a)
Fixed to floating             Fair value     $    139     7.0%      3.9%   6 month LIBOR+1.7%
Fixed to floating             Fair value     $    100     6.5%      4.6%   6 month LIBOR+2.4%
Fixed to floating             Fair Value     $     75     8.0%      4.8%   6 month LIBOR+2.6%

Cross Currency Swaps
(Matures in 2006)
Floating $                    Investment     $    125     3.6%        -    6 mo. USD LIBOR+1.4%
  To floating Y                              Y 14,930       -       1.7%   6 mo. JPY LIBOR+1.6%

(Matures in 2019)
Floating $                    Investment     $     25     5.2%        -    6 mo. USD LIBOR+3.0%
  To floating (euro)                         (euro)20       -       5.2%   6 mo. Euribor+3.0%

a) The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary.

The ineffective portion of the swaps was not material. As of September 30, 2004 and December 31, 2003, the fair value of the fixed to floating interest rate swaps was $10.5 and $11.5 million, respectively. The cross currency swaps were recorded at their fair value of $(11.1) and $(13.6) million at September 30, 2004 and December 31, 2003, respectively. Fair value is based on quoted market prices for contracts with similar maturities.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases.
The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges.
These instruments are intended to offset the effect of changes in commodity prices on forecasted purchases. As of September
30, 2004 the Company had forward and option commodity contracts with a total notional value of $4.7 million and a market value $5.2 million, resulting in a favorable fair value of $0.5 million, which is deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. At December 31, 2003, the Company had forward and option commodity contracts with a total notional value of $1.1 million and a market value of $1.2 million, resulting in a favorable fair value of $0.1 million. During the nine months ended September 30, 2004 and 2003, hedge ineffectiveness of these contracts was not material.

The Company uses foreign exchange forward contracts to protect against exchange rate movements for forecasted cash flows for purchases or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however certain long-term sales contracts are covered by forward currency arrangements to protect against currency risk through the second quarter of 2009. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for primarily U.S. Dollars, Euro, Japanese Yen and British Pounds
Sterling. Contracts outstanding as of September 30, 2004 had a total notional value of $91.7 million and a market value of $94.3 million, resulting in a favorable fair value of $2.7 million, which is deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. Contracts outstanding as of December
31, 2003 had a total notional value of $25.5 million and a market value of $26.6 million, resulting in a favorable fair value of $1.1 million.


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

Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at September 30, 2004 of approximately $21.3 million. The Company expects this amount to be expended over the next three to five years.

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

The Company has been working with the Mississippi Department of Environmental Quality, the EPA and Kuhlman Electric to investigate the extent of and remediate the contamination. The investigation revealed the presence of Polychlorinated Biphenyls (PCBs) in portions of the soil at the plant and neighboring areas. Clean up began in 2000 and is continuing. Kuhlman Electric and others, including the Company, have been sued in numerous related lawsuits, in which multiple claimants allege personal injury and property damage. The first of these lawsuits is scheduled to go to trial in March 2005.

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

The Company entered into two separate royalty agreements with Honeywell International for certain variable turbine geometry (VTG) turbochargers in order to continue shipping to its OEM customers after a German court ruled in favor of Honeywell in a patent infringement action. The two separate royalty agreements were signed in July 2002 and June 2003, respectively. The July 2002 agreement was effective immediately and expired in June 2003. The June 2003 agreement was effective July 2003 and covers the period through 2006 with a minimum royalty for shipments up to certain volume levels and a per unit royalty for any units sold above these stated amounts.

The royalty costs recognized under the agreements were $2.4 million in the third quarter 2004 and $5.7 million in the third quarter 2003. The royalty costs incurred for the nine months ended September 30, 2004 and 2003 were $12.0 million and $17.2, respectively. These costs were all recognized as part of cost of goods sold. These costs will continue to decrease in 2004 and be at minimal levels in 2005 and 2006 as the Company's primary customers have converted most of their requirements to the next generation VTG turbocharger.

The Company provides warranties on some of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve. The reserve is represented in both long-term and short-term liabilities on the balance sheet. The following table summarizes the activity in the warranty accrual accounts (in millions):

                          For the nine months
                          ended September 30,
                          -------------------
                                 2004
                          -------------------
Beginning balance               $ 28.7
Provision                         10.6
Incurred                          (7.4)
                                ------
Ending balance                  $ 31.9
                                ======

(8) Comprehensive income is a measurement of all changes in stockholders' equity that result from transactions and other economic events other than transactions with stockholders. For the Company, this includes foreign currency translation adjustments, changes in the minimum pension liability adjustment and market value changes in certain hedge instruments. The amounts presented as other comprehensive income, net of related taxes, are added to net income resulting in comprehensive income.

The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the periods ended September 30,

(in millions)

                                                                 Three Months Ended
                                                ------------------------------------------------------
                                                           2004                       2003
                                                -------------------------   --------------------------
                                                          Income                      Income
                                                           Tax     After-               Tax     After-
                                                Pretax    Effect    tax     Pretax    Effect     tax
                                                ------    ------   ------   ------    ------    ------
Foreign currency
 translation adjustments....................    $ 18.6    $  1.9   $ 20.5   $  3.3    $ (4.0)   $ (0.7)
Market value change in
 hedge instruments..........................     ( 0.9)        -    ( 0.9)       -         -        -
Net earnings as reported....................                         44.8                         35.9
                                                                   ------                       ------
Total comprehensive income                                         $ 64.4                       $ 35.2
                                                                   ======                       ======

(in millions)

                                                                  Nine Months Ended
                                                ------------------------------------------------------
                                                           2004                       2003
                                                -------------------------   --------------------------
                                                          Income                      Income
                                                           Tax     After-               Tax     After-
                                                Pretax    Effect    tax     Pretax    Effect     tax
                                                ------    ------   ------   ------    ------    ------
Foreign currency
  translation adjustments...................    $ 12.3    $  1.1   $ 13.4   $ 50.8    $ (4.0)   $ 46.8
Market value change in
   hedge instruments........................       2.0         -      2.0        -         -         -
Net earnings as reported....................                        150.6                        124.9
                                                                   ------                       ------
Total comprehensive income                                         $166.0                       $171.7
                                                                   ======                       ======

The components of accumulated other comprehensive income, net of tax, in the Condensed Consolidated Balance Sheets are as follows:

(in millions)

                                                               September 30,     December 31,
                                                                   2004             2003
                                                               -------------     ------------
Foreign currency translation adjustments..................       $   86.7          $ 73.3
Market value change in hedge instruments..................            3.2             1.2
Minimum pension liability adjustment......................          (56.8)          (60.5)
                                                                 --------          ------
Total accumulated other comprehensive income..............       $   33.1          $ 14.0
                                                                 ========          ======

(9) The following tables show net sales, earnings before interest and taxes and total assets for the Company's reportable operating segments (millions of dollars).

                                                                  NET SALES
                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------------------------------------------
                                                 2004                                 2003
                                    ------------------------------     ---------------------------------
                                                Inter-                               Inter-
                                    Customer    segment      Net       Customer      segment       Net
                                    --------    -------     ------     --------      -------     -------
Drivetrain                          $  318.7    $     -     $318.7     $  284.3      $     -     $ 284.3
Engine                                 521.1       11.6      532.7        440.9         10.5       451.4
Inter-segment eliminations                 -      (11.6)     (11.6)          -         (10.5)      (10.5)
                                    --------    -------     ------     --------      -------     -------
Consolidated                        $  839.8    $    -      $839.8     $  725.2      $     -     $ 725.2
                                    ========    =======     ======     ========      =======     =======

                                                                  NET SALES
                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------------------------------------------
                                                 2004                                 2003
                                    --------------------------------   ----------------------------------
                                                Inter-                               Inter-
                                    Customer    segment        Net     Customer      segment       Net
                                    --------    -------     --------   --------      -------     --------
Drivetrain                          $1,025.7    $     -     $1,025.7   $  915.3      $     -     $  915.3
Engine                               1,610.4       39.0      1,649.4    1,355.1         33.7      1,388.8
Inter-segment eliminations                 -      (39.0)       (39.0)         -        (33.7)       (33.7)
                                    --------    -------     --------   --------      -------     --------
Consolidated                        $2,636.1    $     -     $2,636.1   $2,270.4      $     -     $2,270.4
                                    ========    =======     ========   ========      =======     ========

                                              EARNINGS BEFORE               EARNINGS BEFORE
                                             INTEREST & TAXES              INTEREST & TAXES
                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                          -----------------------      ------------------------
                                            2004           2003          2004            2003
                                          --------       --------      ---------       --------
Drivetrain                                $   24.4       $   16.7       $   78.9       $   66.5
Engine                                        65.2           55.6          208.8          178.3
                                          --------       --------       --------       --------
 Total segments                               89.6           72.3          287.7          244.8
Corporate, including
  equity in affiliates                       (15.2)         (12.2)         (39.4)         (35.5)
                                          --------       --------       --------       --------
Earnings before interest and taxes
Interest expense and finance charges          74.4           60.1          248.3          209.3

Earnings before income taxes                  (7.5)          (8.1)         (22.7)         (25.8)
                                          --------       --------       --------       --------
                                          $   66.9       $   52.0       $  225.6       $  183.5
                                          ========       ========       ========       ========

                                     TOTAL ASSETS
                              SEPTEMBER 30     DECEMBER 31
                                 2004             2003
                              ------------  --------------
Drivetrain                      $  824.1        $  778.8
Engine                           2,063.9         1,925.1
                                --------        --------
  Total segments                 2,888.0         2,703.9
Corporate, including
investment in affiliates           398.7           346.5
                                --------        --------
Consolidated                    $3,286.7        $3,050.4
                                ========        ========

(10) The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables, up to a maximum of $50 million. During the nine months ended September 30, 2004, the amount of receivables sold remained constant at $50 million and total cash proceeds from sales of accounts receivable were $450.0 million. For the nine months ended September 30, 2004, the Company paid a servicing fee of $0.6 million related to these receivables, which is included in interest expense and finance charges.

(11) The changes in the carrying amount of goodwill (in millions of dollars) for the nine months ended September 30, 2004, are as follows:

                                Drivetrain    Engine        Total
                                ----------    ------       ------
Balance at December 31, 2003      $134.3      $717.7       $852.0
Translation adjustment                 -        (0.1)        (0.1)
                                  ------      ------       ------
Balance at September 30, 2004     $134.3      $717.6       $851.9
                                  ======      ======       ======

(12) The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees. The other postretirement benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions for 2004 range from $34 to $36 million, of which about $34 million has been contributed through the first nine months of the year. The components of net periodic benefit cost recorded in the Company's Consolidated Statement of Operations, are as follows:

                                                                    Other
                                            Pension             Postretirement
                                            Benefits               Benefits
                                           Three months Ended September 30
                                       ----------------------------------------
                                        2004       2003        2004       2003
                                       -----       -----       -----      -----
Service cost                           $ 3.4       $ 2.5       $ 1.5      $ 1.3
Interest cost                           11.4         7.0         6.8        7.4
Expected return on plan assets         (14.7)       (6.6)          -          -
Amortization of unrecognized
  transition asset                         -           -           -          -
Amortization of unrecognized             0.8         0.4           -
  Prior service cost                    (0.1)
Amortization of unrecognized loss        2.1         2.4         2.5        1.5
                                       -----       -----       -----      -----
Net periodic benefit cost              $ 3.0       $ 5.7       $10.8      $10.1
                                       =====       =====       =====      =====

                                                                    Other
                                            Pension             Postretirement
                                            Benefits               Benefits
                                            Nine months Ended September 30
                                       ----------------------------------------
                                        2004        2003        2004      2003
                                       -----       ------      ------     -----
Service cost                           $ 9.9       $  7.5      $  4.5     $ 3.9
Interest cost                           27.5         21.0        21.6      22.3
Expected return on plan assets         (30.5)       (19.8)          -         -

Amortization of unrecognized
  transition asset                         -          0.2           -         -
Amortization of unrecognized             1.7          1.1           -      (0.1)
  Prior service cost
Amortization of unrecognized loss        6.3          7.2         6.3       4.5
                                       -----       ------      ------     -----
Net periodic benefit cost              $14.9       $ 17.2      $ 32.4     $30.6
                                       =====       ======      ======     =====

(13) In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,"which was revised in December 2003. FIN No. 46R requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN No. 46R also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation, as revised, was effective January 1, 2004. The Company has no variable interest entities required to be consolidated as a result of adopting FIN No. 46R, therefore, there was no impact on our Consolidated Financial Statements.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was enacted in the United States. The Act provides, among other things, expanded existing Medicare healthcare benefits to include an outpatient prescription drug benefit to Medicare eligible residents of the U.S. (Medicare Part D) beginning in 2006. Prescription drug coverage will be available to eligible individuals who enroll under the Part D plan. As an alternative, employers may provide drug coverage at least "actuarially equivalent to standard coverage" and receive-free federal subsidy equal to 28% of a portion of a Medicare beneficiary's drug costs for covered retirees who do not enroll in a Part D plan.

In May 2004, the FASB issued Staff Position FAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," to provide guidance on accounting for effects of the Act. The Staff Position requires treating the effect of the employer subsidy on the accumulated post retirement benefit obligation (APBO) as an actuarial gain. The effect of the subsidy is to be reflected in the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the Act to qualify plans as actuarially equivalent are to be treated as actuarial gains if the effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduce benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy are to be accounted for as prior service cost. The effect of the adoption was a $6.8 million reduction of the Company's 2004 post-retirement benefits expense.

(14) On November 1, 2004, the Company announced that its wholly-owned German subsidiary, BorgWarner Germany GmbH ("BorgWarner Germany"), entered into a Sale and Purchase Agreement, dated October 30, 2004 (the "Sale and Purchase Agreement"), with CEP BE 00 Beteiligungs GmbH, Frau Ingelore Ruprecht, Wolfram Birkel, Elsa Birkel, Annegret Birkel, Christoph Birkel, Catharina Birkel, Klosterfeld Beteiligungen GmbH + Co. KG, and Meier-Birkel GmbH & Co. KG to purchase an aggregate of 6,221,170 shares or 62.21% of the outstanding shares of Beru AG, a German publicly-traded company ("Beru"), for Euro 59 per share. BorgWarner Germany also entered into an option agreement (the "Option Agreement") to acquire an additional 81,500 shares of Beru for Euro 59 per share from Annegret Birkel at any time after January 3, 2005 and prior to March 31, 2005. The completion of the transactions contemplated by the agreements is conditioned on obtaining regulatory approval and other customary conditions. Assuming regulatory approval, the closing is anticipated to occur around year-end.

On November 1, 2004, the Company also announced that BorgWarner Germany intends, as required by German law, to commence a tender offer in Germany (the "Tender Offer") to acquire the remaining shares of approximately 37% (or approximately
3.7 million shares) of the outstanding stock of Beru at a price of Euro 67.50 per share.

The total transaction, assuming purchase of all the remaining outstanding shares of Beru in the Tender Offer, is valued at Euro 621 million (or approximately $764 million). The Company intends to initially fund the transaction with cash and funds available under its existing revolving credit facility. The Company intends to ultimately fund the transaction in a manner consistent with maintaining the Company's current investment grade capital structure.

Beru is a leading global automotive supplier and manufacturer of diesel cold starting technology (glow plugs and instant starting systems); gasoline ignition technology (spark plugs and ignition coils); and electronic and sensor technology (tire pressure sensors, diesel cabin heaters and selected sensors.) The company's major customers include, among others, BMW, DCX, GM/Fiat, VW/ Audi, Ford, Porsche, PSA, Renault, Isuzu, Siemens VDO, Valeo, Deutz, and MAN. The company employs approximately 2,700 employees and reported 2004 fiscal year (ended March 31) revenues of (euro)354.5 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30, 2003

Consolidated net sales for the third quarter ended September 30, 2004 totaled $839.8 million, a 15.8% increase over the third quarter of 2003. This increase occurred in a market where production was up slightly from the previous year's quarter. Production in North America was down 1.5%. Light vehicle production was up in both Europe and Asia. Net sales increased $24.2 million due to stronger currencies, primarily the Euro. Turbochargers and automatic transmissions are the products most affected by currency fluctuations in Europe and Asia. Without the currency impact, the increase in net sales would have been 12.5% due to strong demand for the Company's products in Europe and Asia.

Gross profit and gross margin were $145.1 million and 17.3% for the third quarter 2004 as compared to $129.3 million and 17.8% for the third quarter 2003. Gross profit margins were impacted negatively by higher prices for commodities, including steel, copper and aluminum. The increase in commodity costs was approximately $12 million for the third quarter, of which steel was the single largest contributor. These higher commodity costs were offset by improved productivity on greater sales volume and by cost reductions in our operations.

For the third quarter selling, general and administrative costs increased $4.7 million from $72.7 million to $77.4 million, but decreased as a percentage of sales from 10.0% to 9.2% of net sales. The majority of the increase $4.6 million was for research and development costs, which are included in selling, general and administrative expenses. Spending on research and development totaled $33.6 million, or 4.0% of net sales versus $29.0 million, or 4.0% of net sales for the third quarter of 2003.

Third quarter interest expense and finance charges decreased $0.6 million from third quarter 2003 as a result of reduced debt levels, which more than offset year-over-year interest rate increases.

Equity in affiliate earnings, which consist primarily of the Company's 50% share of NSK-Warner in Japan, was up $2.6 million in the third quarter of 2004 as compared to the third quarter of 2003. NSK-Warner realized both strong sales and profits in the third quarter from its operations.

The Company's provision for income taxes is based on estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2004 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. The Company expects its effective tax rate for 2004 to be approximately 30.0%. This represents a 1.5% increase over last year due to changes in tax laws in some of the countries where the Company does business.

Net income was $44.8 million for the third quarter, or $0.79 per diluted share, an increase of $0.14 over the previous year's third quarter. The increase from prior years third quarter was due to operations of $0.15 per share, favorable currency of $0.04 per share offset by an increase in effective tax rate change of $(0.03) per share and by a share dilution impact of $(0.02) per share. Shares outstanding increased due to shares issuable under the Executive Stock Performance Plan and contributions of Company stock to benefit plans.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE MONTHS ENDED SEPTEMBER 30, 2003

Consolidated net sales in the first nine months of 2004 were $2,636.1 million as compared to $2,270.4 million in the first nine months of 2003, an increase of $365.7 million or 16.1%. This increase occurred in a market where production was up 4% from the previous year's nine months. Light vehicle production in North America and Europe was relatively flat. Light vehicle production was up in Asia. Net sales increased $85.8 million due to stronger currencies, primarily the Euro. Turbochargers and automatic transmissions are the products most affected by currency fluctuations in Europe and Asia. Without the currency impact, the increase in net sales would have been 12.3% due to the growing demand for our products in Europe and Asia.

Gross profit and gross margin were $487.4 million and 18.5% in the first nine months of 2004 as compared to $427.6 million and 18.8% in the first nine months of 2003. Gross profit margins were impacted negatively by higher prices for commodities, including steel, copper and aluminum. The increases in commodity costs were approximately $20 million in the first nine months of 2004, of which steel was the single largest contributor. These higher commodity costs were offset by productivity gains due to higher sales volumes and cost reductions in our operations.

Selling, general and administrative costs, including research and development costs, increased $26.5 million from $233.4 million to $259.9 million, but decreased as a percentage of sales from 10.3% to 9.9% of net sales. Spending on research and development, totaled $94.0 million, or 3.6% of net sales in the first nine months of 2004 as compared to $87.4 million, or 3.9% of net sales in the first nine months of 2003.

Interest expense and finance charges decreased by $3.1 million from $25.8 million to $22.7 million in the first nine months of 2004 as compared to the first nine months of 2003. The interest expense decrease was a result of reduced debt levels which more than offset interest rate increases during the first nine months of 2004. At September 30, 2004, the amount of net debt with fixed interest rates was 55% of total net debt.

Equity in affiliate earnings, which consist primarily of the Company's 50% share of NSK-Warner in Japan, increased by $5.9 million from $15.3 million to $21.2 million. NSK-Warner realized both strong sales volume and profit gains from operations in the first nine months of 2004.

The Company's provision for income taxes is based on estimated annual tax rates for the year applied to federal, state and foreign income. The effective rate for 2004 differed from the U.S. statutory rate primarily due to a) state income taxes, b) foreign rates which differ from those in the U.S. and c) realization of certain business tax credits, including foreign tax credits and research and development credits. The Company expects its effective tax rate for 2004 to be approximately 30.0%. This represents a 1.5% increase over last year due to changes in tax laws in some of the countries where the Company does business.

Net income was $150.6 million, or $2.67 per diluted share, in the first nine months of 2004 as compared to $124.9 million, or $2.30 per diluted share in the first nine months of 2003, an increase of $0.37 per diluted share. The increase from the first nine months of 2003 was due to operations of $0.39 per share, favorable currency of $0.14 per share offset by an increase in effective tax rate change of $(0.06) per share and by a share dilution impact of $(0.10) per share. Shares outstanding increased due to shares issuable under the Executive Stock Performance Plan and contributions of Company stock to benefit plans.

REPORTABLE OPERATING SEGMENTS

The Company's products fall into two reportable operating segments: Drivetrain and Engine. The following tables present net sales and earnings before interest and income taxes (EBIT) by segment for the three and nine months ended September 30, 2004 and 2003 in millions of dollars.

                         Three Months                   Nine Months
                         September 30,                 September 30,
  Net Sales           2004           2003           2004           2003
-------------       --------       --------       --------       --------
Drivetrain          $  318.7       $  284.3       $1,025.7       $  915.3
Engine                 532.7          451.4        1,649.4        1,388.8
Inter-segment
  eliminations         (11.6)         (10.5)         (39.0)         (33.7)
                    --------       --------       --------       --------
Net sales           $  839.8       $  725.2       $2,636.1       $2,270.4
                    ========       ========       ========       ========

                     Three Months            Nine Months
                    September 30,            September 30,
   EBIT            2004        2003        2004        2003
------------      ------      ------      ------      ------
Drivetrain        $ 24.4      $ 16.7      $ 78.9      $ 66.5
Engine              65.2        55.6       208.8       178.3
                  ------      ------      ------      ------
Segment EBIT      $ 89.6      $ 72.3      $287.7      $244.8
                  ======      ======      ======      ======

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30, 2003

The Drivetrain segment sales increased $34.4 million, or 12.1% and EBIT increased $7.7 million, or 46.1% from the third quarter of 2003. The strong sales gain was a result of four-wheel drive transfer case programs with General Motors and Ford and steady demand for transmission components and systems, especially with increased automatic transmission penetration in Europe. The EBIT margin increase was due primarily to the increase in sales and improved productivity, lower pension expense from increased pension funding in 2004 and a reduction of start up costs for new products that were expensed in the third quarter of 2003.

The Engine segment sales increased $81.3 million, or 18.0% and EBIT increased $9.6 million, or 17.3% from third quarter of 2003. This business benefited from continued demand for the Company's turbochargers for European passenger cars and commercial vehicles. Sales of timing chains increased as well, particularly to our Asian customers. The EBIT margin was flat as the incremental profits of the increased sales volumes were offset by higher commodity prices, primarily steel.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE MONTHS ENDED SEPTEMBER 30, 2003

The Drivetrain segment sales increased $110.4 million, or 12.1% and EBIT increased $12.4 million, or 18.8% from the first nine months of 2003. The strong sales gain was a result continued demand of four-wheel drive transfer case programs with General Motors and Ford and steady demand for transmission components and systems, especially with increased automatic transmission penetration in Europe. The EBIT margin increase was due primarily to the increase in sales and improved productivity, which offset higher commodity costs.

The Engine segment sales increased $260.6 million, or 18.8% and EBIT increased $30.5 million, or 17.1% from the first nine months of 2003. This business benefited from continued demand for the Company's turbochargers for European passenger cars and commercial vehicles. Sales of timing chains increased as well, particularly to our Asian customers. The EBIT margin was flat as the incremental profits of the increased sales volumes were offset by higher commodity prices, primarily steel.

OUTLOOK FOR THE REMAINDER OF 2004

For the remainder of 2004, the trends that are driving our growth are expected to continue. These trends include the growth of diesel engines in Europe, the popularity of cross-over vehicles in North America and the move to chain engine timing systems in both Europe and Asia. North American vehicle production is expected to be down year-over-year for the remainder of 2004 and into 2005. The Company continues to focus on its cost reduction efforts to offset the effects of commodity price increases. We anticipate commodity price increases will approach $40 million for 2004, of which we estimate steel to be $25 million.

The Company maintains a positive long-term outlook for its business and is committed to ongoing strategic investments in capital and new product development to enhance its product leadership strategy.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities increased $100.3 million from $220.4 million in 2003 to $320.7 million in 2004. The main factors driving this increase were higher net income and improved working capital management. The Company made a scheduled royalty payment of $14.2 million in the first quarter of 2004. Dividend receipts, net of withheld taxes from non-consolidated affiliates were $15.6 million in the first nine months of 2004 compared to $3.7 million for the first nine months of 2003.

Capital spending for the nine months was $126.7 million compared with $104.1 million last year. Selective capital spending remains an area of focus for the Company, both in order to support new business and for cost reductions and productivity improvements. The Company expects to spend $180 million to $190 million on capital in 2004, but this expectation is subject to ongoing review based on market conditions.

As of September 30, 2004, debt decreased from year-end 2003 by $65.2 million, while cash and cash equivalents increased by $75.9 million. The debt reduction includes $61.0 million in principal payments, $1.0 million reduction in the value of our interest rate swaps and $3.2 million in foreign exchange translation adjustments. The Company paid dividends of $7.0 million and $4.9 million in the third quarter of 2004 and 2003, respectively.

As of September 30, 2004 and December 31, 2003, the Company had sold $50.0 million of receivables under a Receivables Transfer Agreement for face value without recourse.

From a credit quality perspective, we have an investment grade credit rating of A- from Standard & Poor's and Baa2 from Moody's. On August 30, 2004 Moody's placed its rating for the Company under review for potential upgrade. See Recent Developments section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of recent actions taken by each credit rating agency.

Effective July 22, 2004 the Company established a new credit facility that provides for borrowings up to $600 million through July 2009. The new credit facility replaced the Company's existing $350 million facility.

The Company believes that the combination of cash balances, cash flow from operations, available credit facilities and universal shelf registration will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2004. The Company expects net cash flow to exceed $150 million in 2004.

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

Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other

PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a reserve for indicated environmental liabilities with a balance at September 30, 2004 of approximately $21.3 million. The Company expects this amount to be expended over the next three to five years.

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

The Company has been working with the Mississippi Department of Environmental Quality, the EPA and Kuhlman Electric to investigate the extent of and remediate the contamination. The investigation revealed the presence of Polychlorinated Biphenyls (PCBs) in portions of the soil at the plant and neighboring areas. Clean up began in 2000 and is continuing. Kuhlman Electric and others, including the Company, have been sued in numerous related lawsuits, in which multiple claimants allege personal injury and property damage. The first trial in these lawsuits is scheduled to begin in March 2005.

The Company believes that the reserve for environmental liabilities and any insurance recoveries are adequate to cover any potential liability associated with environmental matters. However, due to the nature of environmental remediation, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount reserved.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which was revised in December 2003. FIN No. 46R requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the entity that has the controlling financial interest. FIN No. 46R also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. For the Company, this Interpretation, as revised, was effective January 1, 2004. The Company has no variable interest entities required to be consolidated as a result of adopting FIN No. 46R, therefore, there was no impact on our Consolidated Financial Statements.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was enacted in the United States. The Act provides, among other things, expanded existing Medicare healthcare benefits to include an outpatient prescription drug benefit to Medicare eligible residents of the U.S. (Medicare Part D) beginning in 2006. Prescription drug coverage will be available to eligible individuals who enroll under the Part D plan. As an alternative, employers may provide drug coverage at least "actuarially equivalent to standard coverage" and receive-free federal subsidy equal to 28% of a portion of a Medicare beneficiary's drug costs for covered retirees who do not enroll in a Part D plan.

In May 2004, the FASB issued Staff Position FAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," to provide guidance on accounting for effects of the Act. The Staff Position requires treating the effect of the employer subsidy on the accumulated post retirement benefit obligation (APBO) as an actuarial gain. The effect of the subsidy is to be reflected in the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the Act to qualify plans as actuarially equivalent are to be treated as actuarial gains if the effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduce benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy are to be accounted for as prior service cost. The effect of the adoption was a $6.8 million reduction of the Company's 2004 post-retirement benefits expense.

RECENT DEVELOPMENTS

A. PROPOSED ACQUISITION OF MAJORITY STAKE IN BERU AG

On November 1, 2004, the Company announced that its wholly-owned German subsidiary, BorgWarner Germany GmbH ("BorgWarner Germany"), entered into a Sale and Purchase Agreement, dated October 30, 2004 (the "Sale and Purchase Agreement"), with CEP BE 00 Beteiligungs GmbH, Frau Ingelore Ruprecht, Wolfram Birkel, Elsa Birkel, Annegret Birkel, Christoph Birkel, Catharina Birkel, Klosterfeld Beteiligungen GmbH + Co. KG, and Meier-Birkel GmbH & Co. KG to purchase an aggregate of 6,221,170 shares or 62.21% of the outstanding shares of Beru AG, a German publicly-traded company ("Beru"), for Euro 59 per share. BorgWarner Germany also entered into an option agreement (the "Option Agreement") to acquire an additional 81,500 shares of Beru for Euro 59 per share from Annegret Birkel at any time after January 3, 2005 and prior to March 31, 2005. The completion of the transactions contemplated by the agreements is conditioned on obtaining regulatory approval and other customary conditions. Assuming regulatory approval, the closing is anticipated to occur around year-end.

On November 1, 2004, the Company also announced that BorgWarner Germany intends, as required by German law, to commence a tender offer in Germany (the "Tender Offer") to acquire the remaining shares of approximately 37% (or approximately
3.7 million shares) of the outstanding stock of Beru at a price of Euro 67.50 per share.

The total transaction, assuming purchase of all the remaining outstanding shares of Beru in the Tender Offer, is valued at Euro 621 million (or approximately $764 million). The Company intends to initially fund the transaction with cash and funds available under its existing revolving credit facility. The Company intends to ultimately fund the transaction in a manner consistent with maintaining the Company's current investment grade capital structure.

Beru is a leading global automotive supplier and manufacturer of diesel cold starting technology (glow plugs and instant starting systems); gasoline ignition technology (spark plugs and ignition coils); and electronic and sensor technology (tire pressure sensors, diesel cabin heaters and selected sensors.) The company's major customers include, among others, BMW, DCX, GM/Fiat, VW/ Audi, Ford, Porsche, PSA, Renault, Isuzu, Siemens VDO, Valeo, Deutz, and MAN. The company employs approximately 2,700 employees and reported 2004 fiscal year (ended March 31) revenues of (euro)354.5 million.

B. ACTIONS OF CREDIT RATING AGENCIES

Based on the proposed acquisition of a majority stake in Beru AG and the related tender offer for their remaining shares, on November 1, 2004 Standard & Poor's placed their long-term credit rating of A- for the Company on credit watch with negative implications. Standard & Poor's has committed to meet with Company management to review the Beru financing and integration plans and the near-term outlook for the Company before making a ratings decision. Standard & Poor's indicated that the impact on the ratings could be modest, depending on how the deal is financed.

On November 2, 2004 Moody's reiterated their long-term credit rating of Baa2 on the Company and will continue to review the Company for potential upgrade.

C. DIVIDENDS

On October 20, 2004, the Company declared a $0.125 per share dividend to be paid on November 15, 2004 to stockholders of record as of November 1, 2004.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing the Company's products, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including the Cautionary Statements filed as
Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 2003. The Company does not undertake any obligation to update any forward-looking statements.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            The Company is party to various judicial and administrative proceedings, which are considered to be routine and incidental to its business including those described in the MD&A under Other Matters Litigation. Management does not believe that the results of any of these proceedings are reasonably likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations.

            Like many other industrial companies, the Company continues to be named as one of the defendants in asbestos-related personal injury actions. Management believes that the Company's involvement is limited to claims that relate to a few types of automotive friction products, manufactured many years ago, that contained encapsulated asbestos. The Company aggressively defends against these lawsuits and has been successful in obtaining dismissal of many cases without any payment whatsoever, or in many cases, for nominal or minimal settlement payments. The Company has significant insurance coverage with solvent carriers. During the quarter, the Company and its first layer of excess insurers negotiated a cost sharing agreement among themselves pursuant to which asbestos related litigation continues to be funded.

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

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

                Exhibit 10.1 Credit Agreement dated as of July 22, 2004
                             among BorgWarner Inc., as Borrower, the Lenders Party Hereto, JPMorgan Chase Bank, Administrative Agent, Bank of America, N.A. as Syndication Agent and Calyon New York Branch

                             Citibank, N.A. Deutsche Bank Securities Inc., as Documentation Agents.

                Exhibit 10.2 BorgWarner Inc. 2004 Deferred Compensation Plan

                Exhibit 10.3 Form of BorgWarner Inc. 2004 Stock Incentive Plan,
                             Non-Qualified Stock Option Award Agreement

                Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification by
                             Chief Executive Officer

                Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief
                             Financial Officer

                Exhibit 32   Section 1350 Certifications

            (b) Reports on Form 8-K

      On July 23, 2004, the Company filed a report on Form 8-K, attaching a copy of a press release announcing the appointment of Cynthia Niekamp as President and General Manager of BorgWarner TorqTransfer Systems, Drivetrain Group and Vice President of BorgWarner Inc.

      On July 29, 2004 the Company filed a report on Form 8-K, furnishing a copy of a news release relating to earnings expectations for the second quarter of 2004 and full year 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                              BORGWARNER INC.

                                               (Registrant)

                                      By
                                                (Signature)

                                             William C. Cline

                                       Vice President and Controller

                                      (Principal Accounting Officer)

Date: November 9, 2004