Form 10-K
period 2004-12-31
BORGWARNER INC
filed 2005-03-15
CIK 908255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004          Commission File Number: 1-12162

BorgWarner Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3404508
(State of Incorporation)	(I.R.S. Employer Identification No.)

3850 Hamlin Road

Auburn Hills, Michigan 48326
(248) 754-9200
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

     The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2004 (the last business day of the most recently completed second fiscal quarter) was approximately $2.4 billion. As of March 4, 2005, the registrant had 56,474,025 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Part of Form 10-K
into which
Document	incorporated

BorgWarner Inc. 2004 Annual Report to Stockholders	Parts I, II and IV
BorgWarner Inc. Proxy Statement for the 2005 Annual Meeting of Stockholders	Part III

BORGWARNER INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.	Business

      BorgWarner Inc. (the “Company”), a Delaware corporation, was incorporated in 1987. The Company is a leading, global supplier of highly engineered systems and components, primarily for powertrain applications. The Company’s products help improve vehicle performance, fuel efficiency, air quality and vehicle stability. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles, vans and light trucks). The Company’s products are also sold to OEMs of commercial trucks, buses and agricultural and off-highway vehicles. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.

Financial Information About Segments

      Incorporated herein by reference is Note Sixteen of the Notes to Consolidated Financial Statements on pages 52 through 54 of the Company’s Annual Report for the year ended December 31, 2004 (the “Company’s Annual Report”) filed as an exhibit to this report.

Narrative Description of Operating Segments

      The Company reports its results under two reportable operating segments: Drivetrain and Engine. Net revenues by segment for the three years ended December 31, 2004, 2003 and 2002, are as follows (in millions of dollars):

	Year Ended December 31,

	2004	2003	2002

Drivetrain	$1,358.6	$1,245.6	$1,122.1
Engine	2,217.0	1,869.7	1,648.2
Inter-segment eliminations	(50.3)	(46.1)	(39.2)

Net sales	$3,525.3	$3,069.2	$2,731.1

      The sales information presented above excludes the sales by the Company’s unconsolidated joint ventures (See “Joint Ventures” section). Such sales totaled approximately $500 million in 2004, $391 million in 2003 and $332 million in 2002.

Drivetrain

      The Drivetrain Group leverages the Company’s legacy and understanding of powertrain torque management to develop interactive electronic control systems and strategies for the Company’s traditional mechanical products. The Drivetrain Group’s products are primarily transmission components and systems for torque management applications.

      The Drivetrain Group engineers and manufactures components for automatic transmissions and the systems that combine such components in North America, Asia and Europe. Principal product lines include friction plates, one-way clutches, transmission bands and torque converter lock-up clutches for automatic transmissions. The Company is a supplier to virtually every major automatic transmission manufacturer in the world. The Company’s 50%-owned joint venture in Japan, NSK-Warner Kabushiki Kaisha (“NSK-Warner”), is a leading producer of friction plates and one-way clutches in Japan.

      The Drivetrain Group also designs and manufactures sophisticated electro-mechanical, mechanical and electronic components and systems used for automated transmissions. Key products for transmission controls include single function solenoids, complex solenoids and multi-function modules.

      In 2003, the Company launched its DualTronicTM transmission technology on the VW Golf R32 DSG and the Audi TT 3.2. The technology provides the smooth-shifting convenience of an automatic transmission with the fuel efficiency of a manual transmission. Through advanced electrohydraulic controls and a unique two-clutch wet-friction system, DualTronicTM technology eliminates the disruptive feel of a manual transmission gear shift. This technology is being launched across the entire VW Group vehicle family, including VW, Audi, Skoda and Seat.

      There has been a noticeable trend in transmission technology from four and five speed to six speed transmissions. Six speed transmissions improve fuel economy and vehicle performance. These transmissions are being developed by a variety of transmission manufacturers, including ZF, Aisin AW, GM, Ford and Jatco. The Company supplies solenoids, transmission control modules, friction plates and clutching mechanisms for six speed transmissions.

      The Company’s torque management products include four-wheel drive (“4WD”) and all-wheel drive transfer cases for rear wheel drive vehicles and torque management systems to transfer torque within the drivetrain for front-wheel drive (“FWD”)/all-wheel drive (“AWD”) based vehicles. The main focus is on electronically controlled torque management devices and systems.

      Transfer cases are installed primarily on light trucks and sport-utility vehicles (“SUVs”). A transfer case attaches to the transmission and distributes torque to the front and rear axles for 4WD, improving vehicle control during off-road use and in a variety of road conditions. The Company has designed and developed an exclusive 4WD TORQUE-ON-DEMAND® (“TOD®”) transfer case system, which allows vehicles to automatically shift from two-wheel drive to 4WD when electronic sensors indicate it is necessary. The TOD® transfer case is available on the Ford Explorer, the best selling SUV in the United States in 2004, 2003 and 2002, and the Ford Expedition, Lincoln Navigator and SsangYong Musso. In 2001, this technology was also adopted by Hyundai for its Terracan SUV, and was launched on the Kia Sorento in 2002.

      Sales of rear wheel drive based transfer cases represented approximately 18%, 20% and 21% of the Company’s total revenues for 2004, 2003 and 2002, respectively. The Company’s largest customer of 4WD transfer cases is Ford Motor Company. The Company supplies the majority of the 4WD transfer cases to Ford, including those installed in the Ford Explorer, the Lincoln Aviator, the Ford Expedition, the Ford F-150, Ranger pick-up trucks, the Mercury Mountaineer and the Lincoln Navigator. The Company also began supplying transfer cases to several new General Motors applications in 2002 including the Hummer H2, the Cadillac Escalade, the Chevrolet Tahoe and the Suburban, along with the GMC Yukon and the Yukon XL. The Company also supplies transfer cases for the Cadillac SRX and STS and will begin supplying transfer cases for the new Hummer H3 in 2005.

      One of the Company’s AWD products is the INTERACTIVE TORQUE MANAGEMENTTM (“ITM®”) system. This product was introduced on the Acura MDX in 2000, was launched on the Honda Pilot in 2002 and will be installed on the 2006 Honda Ridgeline, new midsize pickup. ITM® uses electronically controlled clutches to distribute power to the individual rear wheels when traction is required. The Company is actively involved in developing this technology for new applications in both front-wheel drive based cross-over vehicles and passenger cars. A variant of this product, ITM 1®, which features a single clutch pack in front of the rear axle differential, was launched on the Hyundai Santa Fe in 2002, the Hyundai Tucson and KIA Sportage in 2004.

      The Company’s drivetrain products are manufactured in North America, Europe, and Asia.

Engine

      The Engine Group develops strategies and products to manage engines for fuel efficiency, reduced emissions, and enhanced performance. Its products currently fall into three major categories: turbochargers, chains, and emissions and thermal systems.

      The Engine Group provides turbochargers for light vehicle, commercial vehicle and industrial applications for diesel and gasoline engine manufacturers in Europe, North America, South America and Asia. The Engine Group has greatly benefited from the growth in turbocharger demand in Europe. This growth is linked to increasing demand for diesel engine light vehicles and for turbocharged gasoline engines. Benefits of turbochargers in both light vehicle and commercial vehicle applications include increased power for a given engine size, improved fuel economy and significantly reduced emissions. The Company believes it is a leading manufacturer of turbochargers worldwide.

      Sales of turbochargers for light vehicles represented approximately 16%, 13% and 9% of the Company’s total revenues for 2004, 2003 and 2002. The Company currently supplies light vehicle turbochargers to VW, Renault, PSA, International and Fiat and commercial vehicle turbochargers to Caterpillar, John Deere, DaimlerChrysler, Deutz and RVI. The Company expects to supply the next generation of light vehicle turbochargers in Europe to VW, Renault, PSA, BMW, Ford and Fiat. In 2004, the Company announced that it would supply the 3.0 liter, 6-cylinder engine for the BMW 5-series with its regulated two-stage turbocharging system known as R2S®. The system allows continuously variable adaption of the turbine and compressor side for every operating point of the engine.

      Chain and chain systems include timing chain and timing chain systems, crankshaft and camshaft sprockets, chain tensioners and snubbers, HY-VO® FWD transmission chain and 4WD chain, and MORSE GEMINI® chain systems for light vehicle and commercial vehicle applications. These products are provided from facilities in North America, Europe and Asia.

      The Company’s timing chain systems are used on Ford’s family of overhead cam engines, including the Duratech and Triton and in-line 4 cylinder engines, as well as Chrysler’s 2.7 liter, 3.7 liter, 4.7 liter and 5.7 liter overhead cam engines, which includes the Hemi applications. In addition, the Company provides timing systems for a number of Asian OEMs and their North American transplant operations, including Honda and Nissan, and to several European OEMs. The Company believes that it is the world’s leading manufacturer of timing chain systems.

      The Engine Group also will begin production of its first high-volume variable cam timing (“VCT”) systems for a new family of GM V6 engines. VCT is a means of precisely controlling the flow of air into and out of an engine by allowing the camshaft to be dynamically phased relative to its crankshaft. The Company’s VCT system includes Torsional AssistTM technology, which utilizes camshaft torque as its actuation energy instead of the conventional oil-pressure actuated approach. The VCT systems will be utilized by GM’s new 3.5 liter and 3.9 liter, V-6 engines in the 2006 model year Chevrolet Impala, Chevrolet Monte Carlo and Pontiac G6.

      HY-VO® chain is used to transfer power from the engine to the drivetrain. The Company’s MORSE GEMINI® chain system emits significantly less chain pitch frequency noise than conventional transmission chain systems. The chain in a transfer case distributes power between the front and rear output shafts which, in turn, drive the front and rear wheels. The Company believes it is the world’s leading manufacturer of chain for FWD transmissions and 4WD transfer cases.

      The Engine Group designs and manufactures sophisticated electro-mechanical, mechanical and electronic components and systems used for automated transmissions, fluid pumps, engine air intake modules, engine emission controls and actuation systems. Key products for transmission controls include single function solenoids, complex solenoids and multi-function modules. The Company also manufactures a wide variety of fluid pumps, including engine hydraulic pumps for variable cam timing and engine lubrication. Key products for engine air intake management include throttle bodies, electronic throttle control, and complete engine induction modules. The Company also designs and manufactures products to control emissions and improve gas mileage such as electric air pumps, variable force solenoids for the actuation of cam phasing systems and exhaust gas recirculation valves for gasoline and diesel applications. These products are provided from facilities in the United States, France and Germany.

      The Engine Group is a global provider of engine cooling solutions. The group manufactures and markets air sensing fan drives that can be mechanically controlled and electronically controlled fan drives that sense and respond to multiple cooling requirements simultaneously. The Engine Group also manufactures and markets polymer fans for engine cooling systems. The Company’s products provide improved vehicle fuel economy and reduced engine emissions while minimizing parasitic horsepower loss. These advanced cooling systems products are manufactured by facilities in the U.S., Germany, Brazil, Korea, China and India. The Company is a leading global provider of such products, but competes with other large independent producers. This business serves the global light, medium, and heavy vehicle markets, as well as selected off-highway applications.

      On January 4, 2005, the Company acquired 62.2% of the outstanding shares of Beru Aktiengesellschaft (“Beru”), headquartered in Ludwigsburg, Germany, from the Carlyle Group and certain family shareholders. In conjunction with the acquisition, the Company launched a tender offer for the remaining outstanding shares of Beru. The tender offer period officially ended on January 24, 2005. Presently the Company holds 69.42% of the shares of Beru at a cost of approximately €415 million. Beru is a leading global automotive supplier of diesel cold starting technology (glow plugs and instant starting systems); gasoline ignition technology (spark plugs and ignition coils); and electronic control units and sensor technology (tire pressure sensors, diesel cabin heaters and selected sensors). Beginning in 2005, the Company will report the operating results of Beru within the Engine Group.

Joint Ventures

      As of December 31, 2004, the Company had nine joint ventures in which it has a less-than-100% ownership interest. Results from six of these ventures, in which the Company is the majority owner, are consolidated as part of the Company’s results. The Company’s ownership interest in NSK-Warner and Hitachi Warner is 50% each. Such interests are reported using the equity method of accounting.

      Management of the unconsolidated joint ventures is shared with the Company’s respective joint venture partners. Certain information concerning the Company’s joint ventures is set forth below:

			Percentage
			Owned by	Location		Fiscal 2004
		Year	the	of		Sales ($ in
Joint Venture	Products	Organized	Company	Operation	Joint Venture Partner	millions)(a)

Unconsolidated:
NSK-Warner K.K.	Transmission components	1964	50%	Japan	Nippon Seiko K.K.	$443
Turbo Energy Limited(b)	Turbochargers	1987	32%	India	Sundaram Finance Limited Brakes India Limited	$37
Hitachi Warner Turbo Systems, Ltd.	Turbochargers	2001	50%	Japan	Hitachi	$20
Consolidated:
BorgWarner Transmission Systems Korea, Inc.	Transmission components	1987	60% (c)	Korea	NSK-Warner K.K.	$96
Divgi-Warner Limited	Transfer cases and automatic locking hubs	1995	60%	India	Divgi Metalwares, Ltd.	$8
Borg-Warner Shenglong (Ningbo) Co. Ltd	Fans, fan drives	1999	70%	China	Ningbo Shenglong Group Co., Ltd.	$18
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Automotive Industry Corporation	$5
BorgWarner Morse TEC Murugappa Pvt. Ltd	Chain products and engine timing system components	2002	74%	India	TI Diamond Chain Ltd.	$3
SeohanWarner TurboSystems Ltd.(d)	Turbochargers	2003	71%	Korea	Korea Flange Company	$0

(a)	All sales figures are for the year ended December 31, 2004, except for NSK-Warner and Turbo Energy Limited. NSK-Warner’s sales are reported for the 12 months ended November 30, 2004. Turbo Energy Limited’s sales are reported for the 12 months ended March 31, 2004.
(b)	The Company made purchases from Turbo Energy Limited totaling $17.4 million, $0.4 million, and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
(c)	BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea, Inc. This gives the Company an additional indirect effective ownership percentage of 20%. This results in a total indirect effective ownership interest of 80%.
(d)	On December 22, 2003, the Company signed a joint venture agreement with Korea Flange Company Ltd. to form SeohanWarner Turbo Systems, Ltd. to supply turbochargers in Korea.

      See Note Sixteen of the Notes to Consolidated Financial Statements on pages 52 through 54 of the Company’s Annual Report for geographic information.

Customers

      Approximately 75% of the Company’s total sales in 2004 were to light and commercial vehicle OEMs, with the remaining 25% of the Company’s sales to a diversified group of industrial, construction and agricultural vehicle manufacturers, automotive parts manufacturers and to distributors of automotive aftermarket and replacement parts.

      The Company’s worldwide sales in 2004 to Ford, DaimlerChrysler, General Motors and Volkswagen constituted approximately 21%, 14%, 10% and 10%, respectively, of its 2004 consolidated sales. Approximately 44% of consolidated sales for 2004 were outside the United States, including exports. However, a substantial portion of such sales was to OEMs headquartered outside the United States that produce vehicles that are, in turn, exported to the United States. See Note Sixteen of the Notes to Consolidated Financial Statements on pages 52 through 54 of the Company’s Annual Report.

      The Company’s automotive products are generally sold directly to OEMs substantially pursuant to negotiated annual contracts, long-term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon the production schedules of the OEMs. The Company typically ships its products directly from its plants to the OEMs.

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

      In addition, within the Engine segment and the Drivetrain segment, sales and marketing employees work together to explore cross-development opportunities for the business units. The development of DualTronicTM, the Company’s wet-clutch and control-system technology for a new-concept automated transmission, is an example of a successful collaboration.

Seasonality

      The Company’s business is moderately seasonal because the Company’s largest North American customers typically halt vehicle production for approximately two weeks in July and one week in December. Additionally, customers in Europe typically shut down vehicle production during portions of August and one week in December. Accordingly, the Company’s third and fourth quarters may reflect those trends.

Research and Development

      Each of the Company’s operating segments has its own research and development (“R&D”) organization. The Company has 639 employees, including engineers, mechanics and technicians, engaged in R&D activities at facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life cycle testing and dynamometer laboratories.

      By working closely with the OEMs and anticipating their future product needs, the Company’s R&D personnel conceive, design, develop and manufacture new proprietary automotive components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to obtain new orders from its OEM customers.

      Consistent with its strategy of developing technologically innovative products, the Company spent approximately $123.1 million, $118.2 million and $109.1 million in 2004, 2003 and 2002, respectively, on R&D activities. Not included in the reported R&D activities were customer-sponsored R&D activities of approximately $31.8 million, $22.3 million and $14.2 million in 2004, 2003 and 2002, respectively.

Patents and Licenses

      The Company has approximately 3,200 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company’s business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company’s financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

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

      The Company’s major competitors include:

Product Type	Name of Competitor

Turbochargers:	Honeywell International Inc. Ishikawajima Harima Heavy Industries, Ltd.
Chains:	Tsubaki Group
Torque transfer products:	Magna International Inc. GKN PLC
Transmission products:	Dynax Corporation INA-Schaeffler
Emissions/Thermal:	Behr GmbH & Co. Kolbenschmidt Pierburg AG

      In addition, a number of the Company’s major OEM customers manufacture, for their own use and for others, products which compete with the Company’s products. Although these OEM customers have indicated that they will continue to rely on outside suppliers, the OEMs could elect to manufacture products to meet their own requirements or to compete with the Company. There can be no assurance that the Company’s business will not be adversely affected by increased competition in the markets in which it operates.

      For many of its products, the Company’s competitors include suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs and, in some cases, export subsidies and/or raw materials subsidies.

Employees

      As of December 31, 2004, the Company and its consolidated subsidiaries had approximately 14,500 salaried and hourly employees (as compared with approximately 14,300 employees at December 31, 2003), of which approximately 7,900 were U.S. employees. Approximately 26% of the Company’s domestic workers are unionized. The hourly workers at the Company’s non-U.S. operations are typically unionized. The Company believes its present relations with employees to be satisfactory.

Raw Materials

      In 2004, several raw materials used in the Company’s products hit record pricing levels, including steel, copper, aluminum, and resins. This was due to a host of factors, not the least of which included unprecedented growth in China. Despite these difficulties, the Company used a variety of tactics in order to limit the impact of rising prices and supply shortages of certain raw materials. The Company formed a global purchasing organization to drive cost reductions and create collaboration across business operations. In addition, the Company used long-term contracts, cost sharing arrangements, design changes, re-sourcing, customer buy programs, and hedging instruments to help control costs. The Company intends to use similar tactics in 2005 and beyond.

      For 2005, each of the Company’s operating segments believes that its supplies of raw materials for manufacturing requirements are adequate and are available from multiple sources. It is common, however, for customers to require their prior approval before certain raw materials or components can be used, thereby reducing sources of supply that would otherwise be available. Manufacturing operations for each of the Company’s operating segments are dependent upon natural gas, fuel oil, and electricity.

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

      The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its financial position or future operating results, although no assurance can be given in this regard. Capital expenditures and expenses in 2004 attributable to compliance with such legislation were not material.

      The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency (“EPA”) and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 39 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

      Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors, the Company has established an accrual for indicated environmental liabilities with a balance at December 31, 2004 of approximately $25.7 million. The Company expects this amount to be expended over the next three to five years.

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

      In connection with the sale of Kuhlman Electric Corporation (“Kuhlman Electric”), the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities relating to the past operations of Kuhlman Electric. The liabilities at issue relate from operations of Kuhlman Electric that pre-date the Company’s acquisition of Kuhlman Corporation. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant.

      The Company has been working with the Mississippi Department of Environmental Quality, the EPA and Kuhlman Electric to investigate the extent of and remediate the contamination. The investigation revealed the presence of Polychlorinated Biphenyls (“PCBs”) in portions of the soil at the plant and neighboring areas. Cleanup began in 2000 and is continuing. Kuhlman Electric and others, including the Company, have been sued in numerous related lawsuits, in which multiple claimants allege personal injury and property damage. The first trial in these lawsuits is currently scheduled to begin in March 2005.

      The Company believes that the accrual for environmental liabilities and any insurance recoveries are adequate to cover any potential liability associated with environmental matters. However, due to the nature of environmental remediation and litigation, there can be no assurance that the actual amount of environmental liabilities will not exceed the accrual amount.

Available Information

      Through its website (www.borgwarner.com), the Company makes available, free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed. The Company also makes the following documents available on its website: the Finance and Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance Committee Charter; the Company’s Corporate Governance Guidelines; the Company’s Code of Ethical Conduct; and the Company’s Code of Ethics for CEO and Senior Financial Officers. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to Mary Brevard, Vice President, Investor Relations and Corporate Communications, 3850 Hamlin Road, Auburn Hills, Michigan 48326.

Executive Officers of the Registrant

      Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 4, 2005.

Name	Age	Position With Company

Timothy M. Manganello	55	Chairman and Chief Executive Officer
Robin J. Adams	51	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Mary E. Brevard	58	Vice President, Investor Relations and Corporate Communications
William C. Cline	55	Vice President, Acquisition Coordination and Special Projects
Angela D’Aversa	58	Vice President, Human Resources
Jamal M. Farhat	45	Vice President, Chief Information Officer
Anthony D. Hensel	46	Vice President and Treasurer
Laurene H. Horiszny	49	Vice President, General Counsel and Secretary
John J. McGill	50	Vice President, Global Supply Chain and Champion of Emerging Market Utilization
Cynthia A. Niekamp	45	Vice President
Jeffrey L. Obermayer	49	Vice President and Controller
Mark A. Perlick	58	Vice President
Christopher H. Vance	45	Vice President, Business Development and M&A
Alfred Weber	47	Vice President
F. Lee Wilson	50	Vice President
Roger J. Wood	42	Vice President

      Mr. Manganello has been Chairman of the Board since June 2003 and Chief Executive Officer since February 2003. He was also President and Chief Operating Officer of the Company from February 2002 until February 2003. He was Executive Vice President from June 2001 until February 2002. He was Vice President of the Company from February 1999 to June 2001 and President and General Manager of BorgWarner TorqTransfer Systems Inc. (“TorqTransfer Systems”) from February 1999 until February 2002.

      Mr. Adams has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer since April 2004. He was Executive Vice President -Finance and Chief Financial Officer of American Axle & Manufacturing Holdings Inc. (“American Axle”) from July 1999 until April 2004. Prior to joining American Axle, he was Vice President and Treasurer and principal financial officer of BorgWarner from May 1993 until June 1999.

      Ms. Brevard has been Vice President of the Company since November 2003. She was Director of Investor Relations and Communications from February 1997 until November 2003.

      Mr. Cline has been Vice President, Acquisition Coordination and Special Projects since January 2005. He was Acting Chief Financial Officer of the Company from November 2003 until April 2004 and was Vice President and Controller of the Company from May 1993 until January 2005.

      Ms. D’Aversa has been Vice President, Human Resources of the Company since October, 2004. She was Acting Vice President, Human Resources from April 2004 until September 2004 and Senior Director, Management and Organization Development from April 2004 until September 2004. She was Director Management & Organization Development from January 1995 until March 2004.

      Mr. Farhat has been Vice President and Chief Information Officer of the Company since August 2004. He was Chief Information Officer and Executive Director of supply chain management at LDM Technologies, a $600 million tier I supplier to the automotive industry, from April 1999 until March 2004.

      Mr. Hensel has been Vice President of the Company since July 2002 and Treasurer since January 2005. He was Vice President, Business Development of the Company from July 2002 until December 2004. He was Vice President, Finance of BorgWarner Morse TEC Inc. from July 1999 to June 2002.

      Ms. Horiszny has been Vice President, Secretary and General Counsel of the Company since May 1993.

      Mr. McGill has been Vice President of the Company since October 1999 and Vice President, Global Supply Chain and Champion of Emerging Market Utilization since August 2004. He was President and General Manager of TorqTransfer Systems from December 2002 until July 2004. He was President and General Manager of BorgWarner Cooling Systems Inc. from October 1999 until December 2002.

      Ms. Niekamp has been Vice President of the Company and President and General Manager of TorqTransfer Systems since July 2004. She was Senior Vice President and Chief Financial Officer of Mead Westvaco Corp. (“Mead”) from April 2003 until March 2004. She was Senior Vice President, Strategy & Specialty Operations of Mead from February 2002 until April 2003. She was President and General Manager of the Mead Specialty Paper Division from July 1998 until January 2002. She is also a Director of Delphi Corporation.

      Mr. Obermayer has been Vice President of the Company since December 1999 and Controller since January 2005. He was Vice President and Treasurer of the Company from December 1999 until December 2004.

      Mr. Perlick has been Vice President of the Company and President of Transmission Systems since September 2004 and he was Acting President of Transmission Systems from November 2003 until August 2004. He was Vice President — Engineering of TorqTransfer Systems from February 1999 until October 2003 and was Acting President of TorqTransfer Systems from February 2002 to December 2002 .

      Mr. Vance has been Vice President — Business Development and M&A since January 2005. He was Vice President, Finance for Transmission Systems from January 2000 until December 2004. He was Group Controller for Transmission Systems from June 1999 until December 1999.

      Mr. Weber has been Vice President of the Company since July 2002 and has been the President and General Manager of BorgWarner Emissions Systems Inc. and BorgWarner Thermal Systems Inc. since January 2003. He was President and General Manager of BorgWarner Emissions Systems Inc. from July 2002 until December 2002. He was Vice President, Passenger Car Operations, of BorgWarner Turbo Systems Inc. from January 1999 to June 2002.

      Mr. Wilson has been Vice President of the Company and President and General Manager of BorgWarner Turbo Systems Inc. since January 2000. He was a Director for Allied Signal Aerospace (n/k/a Honeywell) for various product lines from October 1997 to December 1999.

      Mr. Wood has been Vice President of the Company and President of BorgWarner Morse TEC Inc. since January 2001. He was Vice President of Business Development of TorqTransfer Systems from September 1999 to January 2001.

Item 2.	Properties

      As of December 31, 2004, the Company had 43 manufacturing and technical facilities strategically located throughout the United States and worldwide. In addition to its domestic manufacturing facilities, the Company has five facilities in Germany, four facilities in India, three facilities in Korea, two facilities in each of China, Japan and the United Kingdom, and one facility in each of Brazil, Canada, France, Hungary, Italy, Mexico, and Taiwan. The Company also has several sales offices, warehouses and technical centers. The Company has relocated its executive offices from Chicago, Illinois to a leased facility in Auburn Hills, Michigan. In 2002, the Company completed construction of the BorgWarner Powertrain Technical Center (the “PTC”) in Auburn Hills, Michigan, which serves as the primary research and development facility and headquarters for several of the Company’s business units. There are approximately 510 employees located at the PTC. In general, the Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

      The following is additional information concerning the headquarters and the major manufacturing plants operated by the Company and its consolidated subsidiaries. Unless otherwise noted, these plants are owned by the Company:

2004 Percent of
Capacity
Locations	Utilization(1)(2)

Engine	85.4%
Headquarters: Auburn Hills, Michigan; Ithaca, New York; Kirchheimbolanden, Germany
Aoyama, Japan; Arcore, Italy; Asheville, North Carolina; Bradford, England; Cadillac, Michigan; Campinas Sao Paolo, Brazil; Changwon, South Korea (leased); Chennai, India; Cortland, New York; Dixon, Illinois; Fletcher, North Carolina; Guadalajara, Mexico; Kakkalur, India (74% JV); Markdorf, Germany; Marshall, Michigan; Nabari City, Japan; Ningbo, China (70% JV); Oroszlany, Hungary; Pyungtek, Korea (leased); Sallisaw, Oklahoma; Simcoe, Ontario, Canada; Tainan Shien, Taiwan; Water Valley, Mississippi
Drivetrain	87.9%
Headquarters: Auburn Hills, Michigan
Arnstadt, Germany; Beijing, China (80% JV); Bellwood, Illinois; Eumsung, Korea (80% JV); Frankfort, Illinois; Heidelberg, Germany; Ketsch, Germany; Livonia, Michigan; Longview, Texas (leased); Margam, Wales; Muncie, Indiana; Pune, India (60% JV); Seneca, South Carolina; Sirsi, India (60% JV); Tulle, France

(1)	The figure shown in each case is a weighted average of the percentage utilization of each plant within the segment. Each individual plant is weighted in proportion to the number of employees employed when such plant runs at 100% capacity. With the exception of the Company’s Bellwood, Illinois, Ithaca, New York (timing chain), and Muncie, Indiana plants, capacity utilization at the 100% level is defined as operating five days per week, with two eight-hour shifts per day and normal vacation hours. Capacity utilization at the 100% level at the Company’s Bellwood, Illinois, Ithaca, New York (timing chain), and Muncie, Indiana plants is defined as operating five days per week, with three eight-hour shifts per day and normal vacation hours.

(2)	The table excludes joint ventures owned 50% or less.

Item 3. Legal Proceedings

      The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note Eleven of the Notes to Consolidated Financial Statements for a discussion of environmental, asbestos and other litigation, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to the Company’s security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of March 4, 2005, there were approximately 2,850 holders of record of Common Stock.

      The Company has increased its dividend during each of the last three years. During 2003, the Company paid a quarterly dividend of $0.18, on a pre-split basis. During 2004, the Company paid a quarterly dividend of $0.25 on a pre-split basis. In May 2004, the Company declared a two-for-one stock split, thereby adjusting the quarterly dividend to $0.125. For the first quarter of 2005, the Company announced an increase in the cash dividend from $0.125 per share to $0.14 per share. While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.

      High and low sales prices*(as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 2003 and 2004 were:

Quarter Ended	High	Low

March 31, 2003	$27.67	$21.66
June 30, 2003	$31.13	$23.68
September 30, 2003	$36.68	$31.72
December 31, 2003	$42.75	$34.14
March 31, 2004	$49.32	$39.84
June 30, 2004	$45.08	$38.39
September 30, 2004	$48.77	$40.73
December 31, 2004	$54.68	$39.50

*	The full year 2003 and the 2004 first quarter shares prices were adjusted for the stock split effective May 17, 2004.

Item 6. Selected Financial Data

      The Selected Financial Data for the five years ended December 31, 2004 with respect to the following line items set forth on page 55 of the Company’s Annual Report is incorporated herein by reference and made a part of this report: net sales; net earnings; net earnings per share; total assets; total debt; and cash dividend declared per share. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.

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

      Information with respect to interest rate risk and foreign currency exchange risk is contained on pages 46 and 47 of the Company’s Annual Report and is incorporated herein by reference. Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note Seven of the Notes to Consolidated Financial Statements on page 46 of the Company’s Annual Report and is incorporated herein by reference. Information with respect to the Company’s level of business outside the United States which is subject to foreign currency exchange rate market risk is contained in Note Sixteen of the Notes to Consolidated Financial Statements on page 54 under the caption “Geographic Information” and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The Consolidated Financial Statements (including the notes thereto, except as noted below) of the Company and the Independent Registered Public Accounting Firm’s Report as set forth on pages 35 through 54 in the Company’s Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2004 and 2003 is set forth on page 54 of the Company’s Annual Report. For a list of financial statements filed as part of this report, see Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” beginning on page 18.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BorgWarner Inc.:

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statement of operations, cash flows and stockholders’

equity and comprehensive income for the year ended December 31, 2004 and our report dated March 7, 2005 expressed an unqualified opinion on those financial statements.

Detroit, Michigan

March 7, 2005

Item 9B. Other Information

      On November 10, 2004 the Board of Directors approved a new compensation package for non-employee directors. Beginning on January 1, 2005, non-employee director compensation shall consist of: an annual retainer of $40,000 for each director; a Board meeting attendance fee of $1,500 per meeting; a Board committee meeting attendance fee of $1,500 per meeting; a committee chair meeting attendance fee of $3,000 per meeting; a Finance and Audit committee chair attendance fee of $5,000 per meeting; and $165,000 worth of restricted stock at the beginning of each three year term to vest one-third each year. For the Class I and Class II non-employee directors who have one year and two years remaining in their current terms, respectively, each director shall receive a pro rata share of the $165,000 worth of restricted stock in 2005 which will vest evenly over the reminder of their terms.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following information from the Company’s Proxy Statement is incorporated herein by reference and made a part of this report: “Election of Directors” on pages 1 and 2; “Information on Nominees for Directors and Continuing Directors” on pages 2 and 3; “Board of Directors and Its Committees” on pages 3 through 6; “Involvement in Certain Legal Proceedings” on page 6; “Section 16(a) Beneficial Ownership Reporting Compliance” on page 11; and “Code of Ethics” on page 11. Information with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation

      Information with respect to compensation of executive officers and directors of the Company under the captions “Director Compensation” on page 6 of the Company’s Proxy Statement and “Executive Compensation,” “Stock Options,” “Long-Term Incentive Plans,” and “Change of Control Employment Agreements” on pages 12 through 15 of the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information under the captions “Security Ownership of Certain Beneficial Owners and Management” on page 10 of the Company’s Proxy Statement and “Equity Compensation Plan Information” on page 11 of the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

Item 13.	Certain Relationships and Related Transactions

      None.

PART IV

Item 14.	Principal Accountant Fees and Services

      Information with respect to the fees and services of our principal accountant under the caption “Principal Accountant Fees and Services” on page 8 of the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

Item 15.	Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a) 1. The following consolidated financial statements of the Company on pages 35 through 54 of the Company’s Annual Report are incorporated herein by reference:

Independent Registered Public Accounting Firm’s Report
Consolidated Statements of Operations — years ended December 31, 2004, 2003 and 2002
Consolidated Balance Sheets — December 31, 2004 and 2003
Consolidated Statements of Cash Flows — years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2. Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on page A-1.

      (b) Reports on Form 8-K.

      On October 25, 2004, the Company filed a report on Form 8-K, furnishing a copy of a news release relating to third quarter results.

      On November 1, 2004, the Company filed a report on Form 8-K, announcing that the Company, through a wholly-owned German subsidiary, entered into a Sale and Purchase Agreement to acquire approximately 62% of the outstanding shares of Beru, a German publicly-traded company for €59 per shares. The Company also announced that a tender offer to acquire the remaining shares of Beru would be commenced at a price of €67.50 per share.

      On November 15, 2004, the Company filed a report on Form 8-K, announcing that David T. Brown had been appointed to the board of directors.

      On November 30, 2004, the Company filed a report on Form 8-K, announcing that the Company entered into a €700,000,000 senior bridge term credit facility to finance the proposed acquisition of Beru.

      On December 9, 2004, the Company filed a report on Form 8-K, announcing that BorgWarner Germany GmbH, a wholly owned German subsidiary, published in Germany, the tender offer regarding the Beru acquisition.

      On December 20, 2004, the Company filed a report on Form 8-K, announcing that the European Commission would not oppose the proposed acquisition of Beru.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By:	/s/ TIMOTHY M. MANGANELLO

Timothy M. Manganello
Chairman and Chief Executive Officer

Date: March 14, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of March, 2005.

Signature	Title

/s/ TIMOTHY M. MANGANELLO Timothy M. Manganello	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ ROBIN J. ADAMS Robin J. Adams	Executive Vice President, Chief Financial Officer & and Chief Administrative Officer (Principal Financial Officer)

/s/ JEFFREY L. OBERMAYER Jeffrey L. Obermayer	Vice President and Controller (Principal Accounting Officer)

/s/ PHYLLIS O. BONANNO Phyllis O. Bonanno	Director

/s/ ANDREW F. BRIMMER Andrew F. Brimmer	Director

/s/ DAVID T. BROWN David T. Brown	Director

/s/ WILLIAM E. BUTLER William E. Butler	Director

/s/ JERE A. DRUMMOND Jere A. Drummond	Director

/s/ PAUL E. GLASKE Paul E. Glaske	Director

/s/ ALEXIS P. MICHAS Alexis P. Michas	Director

/s/ ERNEST J. NOVAK, JR. Ernest J. Novak, Jr.	Director

/s/ JOHN RAU John Rau	Director

EXHIBIT INDEX

Exhibit
Number		Description

*3	.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).
*3	.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit No. 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
*3	.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
*3	.4	Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*4	.1	Indenture, dated as of November 1, 1996, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-14717).
*4	.2	Indenture, dated as of February 15, 1999, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Amendment No. 1 to Registration Statement No. 333-66879).
*4	.3	Rights Agreement, dated as of July 22, 1998, between Borg-Warner Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed on July 24, 1998).
*10	.1	Credit Agreement dated November 23, 2004 among BorgWarner Inc., The Lenders Party Hereto Morgan Stanley Senior Funding, Inc., as Administrative Agent and Syndication Agent, Euro 700,000,000 Senior Bridge Term Credit Facility, Morgan Stanley Senior Funding, Inc., as Lead Arranger and Book Runner (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K dated November 30, 2004).
*10	.2	Credit Agreement dated as of July 22, 2004 among BorgWarner Inc., as Borrower, the Lenders Party Hereto, JPMorgan Chase Bank, Administrative Agent, Bank of America, N.A. as Syndication Agent and Calyon New York Branch (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
†*10	.3	BorgWarner Inc. 2004 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
*10	.4	Form of BorgWarner Inc. 2004 Stock Incentive Plan, Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit No. 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
†*10	.5	BorgWarner Inc. 2004 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 22, 2004 for its 2004 Annual Meeting of Stockholders).
*10	.6	Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 33-64934).
*10	.7	Tax Sharing Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 33-64934).

Exhibit
Number		Description

*10	.8	Receivables Transfer Agreement dated as of January 28, 1994 among BWA Receivables Corporation, ABN AMRO Bank N.V. as Agent and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
*10	.9	Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 among BWA Receivables Corporation, as Borrower, Borg-Warner Automotive, Inc., as Collection Agent, ABN AMRO Bank N.V., as Agent, the Banks from time to time party hereto, ABN AMRO Bank N.V., as the Program LOC Provider and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
*10	.10	First Amendment dated as of March 25, 1999 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
*10	.11	Second Amendment dated as of December 22, 1999 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
*10	.12	Third Amendment dated as of December 20, 2000 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
*10	.13	Fourth Amendment dated as of April 13, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.14	Fifth Amendment dated as of July 25, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.15	Sixth Amendment dated as of December 22, 2001 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
*10	.16	Seventh Amendment dated as of February 19, 2002 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.17	Eighth Amendment dated as of February 18, 2003 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10	.18	Ninth Amendment dated as of February 17, 2004 to Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended.
†*10	.19	Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (incorporated by reference to Exhibit 10.18 the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†*10	.20	Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (incorporated by reference to Exhibit No. 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†*10	.21	Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27, 1993 as further amended and restated effective as of April 1, 1994 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

Exhibit
Number		Description

†*10	.22	Borg-Warner Automotive, Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995 (incorporated by reference to Exhibit No. 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
†*10	.23	Form of Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997).
*10	.24	Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
*10	.25	Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.23 of the Company’s Form 10-K for the year ended December 31, 1998).
†*10	.26	Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 22, 2000).
*10	.27	Sale and Purchase Agreement dated October 30, 2004 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 4, 2004).
13.1		Annual Report to Stockholders for the year ended December 31, 2004 with manually signed Independent Registered Public Accounting Firm’s Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).
21.1		Subsidiaries of the Company.
23.1		Independent Registered Public Accounting Firm’s Consent.
31.1		Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
32.1		Section 1350 Certifications.
99.1		Cautionary Statements.

*	Incorporated by reference.

†	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).