Form 10-Q
period 2005-03-31
BORGWARNER INC
filed 2005-05-10
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarter ended March 31, 2005

Commission file number: 1-12162

BORGWARNER INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3404508

State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

3850 Hamlin Road, Auburn Hills, Michigan	48326

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 754-9200

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
YES ☑ NO ☐

On March 31, 2005 the registrant had 56,489,020 shares of Common Stock outstanding.

BORGWARNER INC.

FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2005

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$163.2	$229.7
Receivables, net	654.7	499.1
Inventories, net	331.0	223.4
Investment in business held for sale	—	44.2
Prepayments and other current assets	78.6	77.9

Total current assets	1,227.5	1,074.3

Property, plant and equipment, net	1,299.7	1,077.2
Tooling, net	95.3	102.1
Investments and advances	200.2	193.7
Goodwill	1,037.3	860.8
Other non-current assets	346.4	221.0

Total assets	$4,206.4	$3,529.1

Liabilities and stockholders’ equity
Notes payable and current portion of long-term debt	$230.7	$16.5
Accounts payable and accrued expenses	677.1	608.0
Income taxes payable	60.9	39.3

Total current liabilities	968.7	663.8

Long-term debt	684.7	568.0
Long-term retirement-related liabilities	535.4	498.0
Other long-term liabilities	317.4	242.9

Total liabilities	2,506.2	1,972.7

Minority interest in consolidated subsidiaries	123.0	22.2
Common stock	0.6	0.6

Capital in excess of par value	801.6	797.1
Retained earnings	751.1	681.4
Accumulated other comprehensive income	24.0	55.2
Treasury stock	(0.1)	(0.1)

Total stockholders’ equity	1,577.2	1,534.2

Total liabilities and stockholders’ equity	$4,206.4	$3,529.1

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three months ended
	March 31,
	2005	2004
Net sales	$1,083.5	$903.1
Cost of sales	869.8	730.5

Gross profit	213.7	172.6

Selling, general and administrative expenses	134.2	94.7
Other, net	(4.1)	0.3

Operating income	83.6	77.6

Equity in affiliates earnings, net of tax	(4.0)	(6.5)
Interest expense and finance charges	9.3	7.5

Earnings before income taxes	78.3	76.6

Provision for income taxes	(0.3)	22.9
Minority interest, net of tax	1.0	2.6

Net earnings	$77.6	$51.1

Earnings per share — basic	$1.38	$0.92

Earnings per share – diluted	$1.36	$0.91

Average shares outstanding (thousands):
Basic	56,426	55,444
Diluted	57,153	56,044

Dividends declared per share	$0.14	$0.125

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Three months ended
	March 31,
	2005	2004
Operating
Net earnings	$77.6	$51.1
Non-cash charges to operations:
Depreciation	38.0	33.7
Amortization of tooling	9.7	9.8
Amortization of intangible assets and other	15.8	0.0
Employee retirement benefits funded with common stock	0.0	18.9
Deferred income tax provision	(23.0)	0.0
Equity in affiliate earnings, net of dividends received, minority interest and other	(3.0)	(6.5)

Net earnings adjusted for non-cash charges	115.1	107.0
Changes in assets and liabilities:
(Increase) in receivables	(55.7)	(102.6)
(Increase) decrease in inventories	2.4	(14.2)
(Increase) decrease in prepayments and other current assets	7.3	(8.3)
Increase in accounts payable and accrued expenses	19.5	91.2
Increase (decrease) in income taxes payable	(11.9)	34.1
Net change in other long-term assets and liabilities	(34.3)	(40.5)

Net cash provided by operating activities	42.4	66.7

Investing
Capital expenditures	(49.3)	(40.5)
Tooling outlays, net of customer reimbursements	(3.5)	(13.7)
Net proceeds from asset disposals	2.9	0.0
Proceeds from sale of business	44.2	0.0
Investment in unconsolidated subsidiary	0.0	(7.8)
Payments for business acquired, net of cash acquired	(429.4)	0.0

Net cash used in investing activities	(435.1)	(62.0)

Financing
Net increase (decrease) in notes payable	215.9	(0.8)
Additions to long-term debt	124.8	0.2
Repayments of long-term debt	0.0	(34.2)
Proceeds from stock options exercised	1.9	2.2
Dividends paid	(7.9)	(6.9)

Net cash provided by (used in) financing activities	334.7	(39.5)
Effect of exchange rate changes on cash and cash equivalents	(8.5)	0.4

Net increase in cash and cash equivalents	(66.5)	(34.4)
Cash and cash equivalents at beginning of period	229.7	113.1

Cash and cash equivalents at end of period	$163.2	$78.7

Supplemental Cash Flow Information
Net cash paid during the period for:
Interest	$10.2	$9.4
Income taxes	21.7	6.5
Non-cash financing transactions:
Issuance of common stock for Executive Stock Performance Plan	2.6	2.0
Total debt assumed from business acquired	36.0	0.0

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

We have reclassified certain 2004 amounts to conform to the presentation of our 2005 Condensed Consolidated Financial Statements. The financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(2) Acquisition of Beru Aktiengesellschaft

On January 4, 2005, the Company acquired 62.2% of the outstanding shares of Beru Aktiengesellschaft (Beru), headquartered in Ludwigsburg, Germany, from the Carlyle Group and certain family shareholders. In conjunction with the acquisition, the Company launched a tender offer for the remaining outstanding shares of Beru. The tender offer period officially ended on January 24, 2005. Presently the Company holds 69.42% of the shares of Beru at a total cost of approximately €420 million. Beru is a leading global automotive supplier of diesel cold starting technology (glow plugs and instant starting systems); gasoline ignition technology (spark plugs and ignition coils); and electronic and sensor technology (tire pressure sensors, diesel cabin heaters and selected sensors). The Company’s Condensed Consolidated Financial Statements include the operating results of Beru within the Engine segment from the date of acquisition.

The impact of Beru on the Company’s future results will be affected by the allocation of the excess purchase price over the net book value of assets acquired between intangible assets and goodwill. The purchase price has been allocated based on estimated fair values as of the acquisition date as determined by third party valuation specialists. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments is expected to be made in late 2005.

The following pro forma information for the three months ended March 31, 2004 assumes the Beru acquisition occurred as of the beginning of that year and includes adjustments for the amortization of the estimated excess purchase price allocation, the immediate write-off of the excess purchase price associated with Beru’s in-process research and development and the Company’s acquisition financing costs in a manner consistent with the current period financial statements. The pro forma results for the three months ended March 31, 2004 are not necessarily indicative of the results that actually would have been obtained had the acquisition been in effect for the period presented or that may be obtained in the future. The Company expects to finalize the accounting for the acquisition of Beru in late 2005. Accordingly, this pro forma information does not include all costs related to the acquisition. When the costs are finalized, they will either change the amount of goodwill recorded and/or change net income, depending on the nature of the costs.

Three months ended
March 31,
(Unaudited, in millions, except per share amounts)	2004
Pro forma
Net sales	$1,035.0

Net income	$45.9

Earnings per share — basic	$0.83

Earnings per share — diluted	$0.82

3) Sale of Aktiengesellschaft Kühnle, Kopp & Kausch

On March 11, 2005, the Company completed the sale of its holdings in Aktiengesellschaft Kühnle, Kopp & Kausch (AGK) for €42 million to Turbo Group Gmbh, a private equity group. BorgWarner Europe Inc. acquired the stake in AGK, a turbomachinery company, from Penske Transportation International Corp., a subsidiary of Penske Corporation in 1997. Since that time AGK was treated as an unconsolidated subsidiary of the Company and recorded as an “Investment in business held for sale” in the Condensed Consolidated Balance Sheets. The investment was carried on a cost basis, with dividends received from AGK applied against the carrying value of the asset. The proceeds, net of closing costs, were approximately €40.3 million.

(4) Research and Development

Research and development (R&D) costs charged to expense for the three months ended March 31, 2005 and 2004 were $41.1 million and $29.4 million, respectively. R&D costs are included primarily in the selling, general, and administrative expenses of the Condensed Consolidated Statements of Operations. Not included in these amounts were customer-sponsored R&D activities of approximately $9.0 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively.

(5) Inventories

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (LIFO) method, while the foreign operations use the first-in, first-out (FIFO) or average-cost methods. Inventories consisted of the following:

	March 31,	December 31,
(Millions)	2005	2004
Raw materials	$137.3	$104.6
Work in progress	99.0	69.8
Finished goods	94.7	49.0

Total inventories	$331.0	$223.4

(6) Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” encourage, but do not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized for fixed stock options because the exercise prices of the stock options equal the market value of the Company’s common stock at the date of grant, which is the measurement date. The following table illustrates the effect on the Company’s net earnings and net earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123.

	Three months ended
	March 31,
(Millions, exept per share amounts)	2005	2004
Net earnings as reported	$77.6	$51.1
Add: Stock-based employee compensation expense included in net income, net of tax effects	0.4	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax effects	(1.7)	(1.2)

Pro forma net earnings	$76.3	$50.3

Earnings per share
Basic — as reported	$1.38	$0.92

Basic — pro forma	$1.35	$0.91

Diluted — as reported	$1.36	$0.91

Diluted — pro forma	$1.33	$0.90

In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 727,000 and 600,000 for the three months ended, March 31, 2005 and 2004, respectively, due to the effects of stock options and shares issuable under the Executive Stock Performance Plan.

(7) Stock Split

On May 17, 2004 the Company announced a two-for-one stock split of common stock for stockholders of record on May 3, 2004. All share and per share amounts for prior periods have been restated to account for the effect of the stock split.

(8) Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 21.8% for 2005 differs from the US statutory rate primarily due to a) the release of tax accrual accounts upon conclusion of certain tax audits, b) the tax effects of the disposition of AGK and other miscellaneous dispositions, c) foreign rates which differ from those in the US and d) realization of certain business tax credits including research and foreign tax credits. If the effects of the tax accrual release, the disposition of AGK and other miscellaneous dispositions are not taken into account, the Company’s effective tax rate associated with its on-going business operations is approximately 29%. This rate is lower than the 2004 tax rate for on-going operations of 30% due to the tax benefits of increased interest expense associated with the Beru acquisition.

In December 2004, the FASB issued FSP 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (AJCA), and FSP 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA.” These two FSPs provide guidance on the application of the new provisions of the AJCA, which was signed into law on October 22, 2004.

The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the AJCA provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under the guidance in FSP 109-1, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. The Company does not expect the net effect of the phase out of the ETI and the phase in of this new deduction to have a material impact on its effective tax rate.

FSP 109-2 provides guidance on the accounting for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. Under the guidance set forth in FSP 109-2, the Company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after the U.S. Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $74 million. The related range of income tax effects of such repatriation cannot be reasonably estimated until guidance is issued by Congress or the Treasury Department.

(9) Notes Payable and Long-Term Debt

Following is a summary of notes payable and long-term debt:

(Millions)	March 31, 2005		December 31, 2004
	Current	Long-Term	Current	Long-Term

Bank borrowings and other	$218.4	$111.4	$9.2	$6.1
Term loans due through 2012 (at an average rate of 3.5% in 2005 and 3.3% in 2004)	12.3	43.1	7.3	26.9

7% Senior Notes due 11/01/06, net of unamortized discount ($139 million converted to floating rate of 5.1% by interest rate swap at 03/31/05)	—	139.0	—	139.0

6.5% Senior Notes due 02/15/09, net of unamortized discount ($100 million converted to floating rate of 5.8% by interest rate swap at 03/31/05)	—	136.1	—	136.1

8% Senior Notes due 10/01/19, net of unamortized discount ($75 million converted to floating rate of 6.0% by interest rate swap at 03/31/05)	—	133.9	—	133.9

7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.1	—	119.1

Carrying amount of notes payable and long-term debt	230.7	682.6	16.5	561.1
Impact of derivatives on debt	—	2.1	—	6.9

Total notes payable and long-term debt	$230.7	$684.7	$16.5	$568.0

The Company has a revolving credit facility, which provides for committed borrowings up to $600 million through July 2009. At March 31, 2005, $90.0 million of borrowings under the facility were outstanding in addition to $0.5 million of obligations under standby letters of credit. At December 31, 2004 the facility was unused. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at March 31, 2005 and December 31, 2004 and expects to be compliant in future periods.

(10) Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trade receivables, trade payables, and notes payable. Due to the short-term nature of these instruments, the book value approximates fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity swap contracts, and foreign currency forward contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). We also selectively use cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). A summary of these instruments outstanding at March 31, 2005 follows (currency in millions):

		Notional Interest Rates (b)
	Hedge Type	Amount	Receive	Pay	Floating Interest Rate Basis

Interest rate swaps (a)
Fixed to floating	Fair value	$139	7.0%	5.1%	6 month LIBOR + 1.7%
Fixed to floating	Fair value	$100	6.5%	5.8%	6 month LIBOR + 2.4%
Fixed to floating	Fair value	$75	8.0%	6.0%	6 month LIBOR + 2.6%

Cross currency swap (matures 11/01/06)
Floating $	Net investment	$125	4.8%	—	6 month USD LIBOR + 1.4%
to floating ¥		¥14,930	—	1.7%	6 month JPY LIBOR + 1.6%
Cross currency swap (matures 02/15/09)
Floating $	Net investment	$100	5.8%	—	6 month USD LIBOR + 2.4%
to floating €		€75	—	4.6%	6 month EURIBOR + 2.4%
Cross currency swap (matures 10/01/19)
Floating $	Net investment	$75	6.0%	—	6 month USD LIBOR + 2.6%
to floating €		€61	—	4.8%	6 month EURIBOR + 2.6%

a)	The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary.

b)	Interest rates are as of March 31, 2005.

As of March 31, 2005, the fair value of the fixed to floating interest rate swaps were recorded as a long-term asset of $5.8 million and a long-term liability of $(3.7) million. As of December 31, 2004, the fair value of the fixed to floating interest rate swaps were recorded as a long-term asset of $6.9 million.

The cross currency swaps were recorded at their fair values of $2.5 million included in other long-term assets, and $(19.5) million included in other long-term liabilities at March 31, 2005 and $(33.1) million in other long-term liabilities at December 31, 2004. Fair value is based on quoted market prices for contracts with similar maturities.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted purchases. As of March 31, 2005 the Company had forward and option commodity contracts with a total notional value of $1.7 million. The fair market value of the swap contracts was $0.5 million as of March 31, 2005, which is deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. During the three months ended March 31, 2005 and 2004, hedge ineffectiveness associated with these contracts was not significant.

The Company uses foreign exchange forward contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however certain long-term commitments are covered by forward currency arrangements to protect against currency risk through the second quarter of 2009. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units local currency. At March 31, 2005 contracts were outstanding to buy or sell U.S. Dollars, Euros, British Pounds Sterling, Canadian Dollars and Hungarian Forints. Gains and losses arising from these contracts are deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. As of March 31, 2005 deferred gains amounted to $4.8 million ($3.8 million maturing in less than one year) and unrealized losses amounted to $(2.2) million ($(2.0) million maturing in less than one year). As of December 31, 2004 unrealized gains amounted to $8.8 million and unrealized losses amounted to $(4.1) million. Hedge ineffectiveness associated with these contracts for the quarter ended March 31, 2005 amounted to a loss of $(0.2) million. Hedge ineffectiveness associated with these contracts was not significant in 2004.

(11) Contingencies

In the normal course of business the Company and its subsidiaries are parties to various legal claims, actions and complaints, including matters involving intellectual property claims, general liability and various other risks. The Company’s environmental and product liability contingencies are discussed separately below. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters or, if not, what the impact might be.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency (EPA) and certain state environmental agencies and private parties as potentially responsible parties (PRPs) at various hazardous waste disposal sites under the Comprehensive

Environmental Response, Compensation and Liability Act (Superfund) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 38 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors, the Company has established an accrual for indicated environmental liabilities with a balance at March 31, 2005 of approximately $29.3 million. The Company expects this amount to be expended over the next three to five years.

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

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities relating to the past operations of Kuhlman Electric. The liabilities at issue result from operations of Kuhlman Electric that pre-date the Company’s acquisition of Kuhlman Electric’s parent company, Kuhlman Corporation, during 1999. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant.

The Company has been working with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate the extent of and remediate the contamination. The investigation revealed the presence of polychlorinated biphenyls (PCBs) in portions of the soil at the plant and neighboring areas. Clean up began in 2000 and is continuing. Kuhlman Electric and others, including the Company, have been sued in numerous related lawsuits, in which multiple claimants allege personal injury and property damage. The Company has moved to be dismissed from some of these lawsuits. The first trial in these lawsuits is currently scheduled to begin in May 2005, although settlement discussions are in process.

The Company believes that the accrual for environmental liabilities and any insurance recoveries are sufficient to cover any potential liability associated with this matter. However, due to the nature of environmental liability matters, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount accrued.

Product Liability

Like many other industrial companies who have historically operated in the United States, the Company (or parties the Company indemnifies) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products, manufactured many years ago that contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2005, the Company had approximately 98,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 90,000 are pending in just three jurisdictions, where significant tort reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first quarter of 2005, of the approximately 4,500 claims resolved, only 74 (1.6%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2004 of the 4,062 claims settled, only 255 (6.3%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2003 of the 4,664 claims settled, only 273 (5.9%) resulted in any payment being made to claimants. The settlement costs of these claims were paid by the insurance carriers, except for $1.0 million paid in the first quarter of 2005 and $1.0 million for the full year in 2004 as described in the paragraph below. Based upon the encapsulated nature of the products, our experiences in aggressively defending and resolving claims in the past, and our significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Prior to June 2004, all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding agreement. In June 2004, the Company was notified by primary layer insurance carriers of the exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding agreement. Two secondary layer insurers are currently not participating in this arrangement, until they are satisfied through an audit process, that the primary level of insurance is exhausted. The Company therefore paid defense and settlement costs of $1.0 million in the first quarter of 2005 and $1.0 million in the fourth quarter of 2004 and expects to recover those amounts from either these insurers, or the primary layer insurers if the exhaustion audit shows that primary layer insurance is still available.

The Company’s contractual relationship with the secondary layer carriers provides a change in circumstances and allows the Company to take a more direct role in defending and settling claims than with the primary carriers. Previously, the Company’s arrangement utilized the primary layer insurance carriers’ positions to defend and negotiate the settlements with periodic input from the Company.

At March 31, 2005, the Company recorded a liability of $37.9 million; with a related asset of $37.9 million to recognize the insurance proceeds receivable to the Company for estimated claim losses. At December 31, 2004, the comparable value of the insurance receivable and accrued liability was $40.8 million.

The amounts recorded in the Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
(Millions)	2005	2004

Assets:
Prepayments and other current assets	$12.5	$13.5
Other non-current assets	25.4	27.3

Total insurance receivable	$37.9	$40.8

Liabilities:
Accounts payable and accrued expenses	$12.5	$13.5
Long-term liabilities – other	25.4	27.3

Total accrued liability	$37.9	$40.8

We cannot reasonably estimate possible losses, if any, in excess of those for which we have accrued, because we cannot predict how many additional claims may be brought against the Company (or parties the Company has an obligation to indemnify) in the future, the allegations in such claims, the possible outcomes, or the impact of tort reform legislation currently being considered at the State and Federal level.

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (CNA) against the Company and certain of its other historical general liability insurers. CNA provided the Company with both primary and additional layer insurance, and, in conjunction with other insurers, is currently defending and indemnifying the Company in all of its pending asbestos-related product liability claims. The lawsuit seeks to determine the extent of insurance coverage available to the Company including whether the available limits exhaust on a “per occurrence” or an “aggregate” basis, and to determine how the applicable coverage responsibilities should be apportioned. In addition to the primary insurance available for asbestos-related claims, the Company has substantial additional layers of insurance available for potential future asbestos-related product claims.

Although it is impossible to predict the outcome of pending or future claims; due to the encapsulated nature of the products, our experiences in aggressively defending and resolving claims in the past, and our significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

(12) Leases and Commitments

The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities. The guarantees extend through the maturity of the underlying lease, which is in December 2005. In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $16.3 million. The Company does not believe it has any loss exposure due to this guarantee.

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

The royalty costs recognized under the agreements were $0.5 million in the first quarter 2005 and $4.7 million in the first quarter 2004. These costs were all recognized as part of cost of goods sold. These costs will continue to decrease in 2005 and be at minimal levels in 2006 as the Company’s primary customers have converted most of their requirements to the next generation VTG turbocharger.

(13) Warranties

The Company provides warranties on some of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. The accrual is recorded in both long-term and short-term liabilities on the balance sheet. The following table summarizes the activity in the warranty accrual accounts:

Three months ended
(Millions)	March 31, 2005
Beginning balance	$26.4
Beru acquisition	7.3
Provision	3.2
Payments	(0.5)
Currency translation	(0.4)

Ending balance	$36.0

(14) Comprehensive Income

Comprehensive income is a measurement of all changes in stockholders’ equity that result from transactions and other economic events other than transactions with stockholders. For the Company, this includes foreign currency translation adjustments, changes in the minimum pension liability adjustment and market value changes in certain hedge instruments. The amounts presented as other comprehensive income, net of related taxes, are added to net income resulting in comprehensive income. The following summarizes the components of comprehensive income on an after-tax basis for the periods ended March 31, 2005 and 2004.

	Three months ended
	March 31,
(Millions)	2005	2004
Foreign currency translation adjustments	($26.9)	$1.9
Market value change in hedge instruments	(1.7)	5.7
Minimum pension liability adjustment	(2.6)	3.7
Net earnings as reported	77.6	51.1

Total comprehensive income	$46.4	$62.4

(15) Operating Segments

The following tables show net sales, earnings before interest and taxes and total assets for the Company’s reportable operating segments.

	Three months ended
	March 31,
(Millions)	2005	2004
Net Sales
Drivetrain	$332.3	$359.6
Engine	762.5	557.1
Inter-segment eliminations	(11.3)	(13.6)

Net sales	$1,083.5	$903.1

	Earnings before
	interest & taxes		Total Assets
	Three months ended
	March 31,		March 31,	December 31,
(Millions)	2005	2004	2005	2004

Drivetrain	$22.8	$30.7	$828.6	$810.0
Engine	77.0	68.0	3,105.8	2,208.4

Total	99.8	98.7	3,934.4	3,018.4
Corporate, including equity in affiliates	(12.2)	(14.6)	272.0	510.7	(a)
Interest expense and finance charges	(9.3)	(7.5)

Earnings before income taxes	$78.3	$76.6	$4,206.4	$3,529.1

a)	Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, marketable securities, deferred income taxes and investments and advances.

(16) Sales of Receivables

The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both March 31, 2005 and 2004, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the three month periods ended March 31, 2005 and 2004, total cash proceeds from sales of accounts receivable were $150 million. The Company paid servicing fees of $0.2 million and $0.1 million in 2005 and 2004, respectively, related to these receivables. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

(17) Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2005, are as follows:

(Millions)	Drivetrain	Engine	Total
Balance at December 31, 2004	$134.6	$726.2	$860.8
Beru acquisition	—	189.1	189.1
Translation adjustment	(0.2)	(12.4)	(12.6)

Balance at March 31, 2005	$134.4	$902.9	$1,037.3

(18) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees. The other postretirement benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions for 2005 range from $25 to $35 million, of which about $8 million has been contributed through the first three months of the year. The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations, are as follows:

(Millions)

					Other post
					retirement
	Pension benefits				benefits
Three months ended March 31,	2005		2004		2005	2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$0.6	$2.6	$0.6	$2.3	$2.1	$1.7
Interest cost	4.3	3.2	4.3	2.9	8.5	7.9
Expected return on plan assets	(7.0)	(2.1)	(6.5)	(1.8)	—	—
Amortization of unrecognized transition obligation	—	—	—	0.1	—	—
Amortization of unrecognized prior service cost	0.4	—	0.4	—	(0.1)	—
Amortization of unrecognized loss	1.2	0.7	1.3	0.6	3.3	2.9

Net periodic benefit cost/(benefit)	$(0.5)	$4.4	$0.1	$4.1	$13.8	$12.5

(19) Property, plant & equipment

	March 31,	December 31,
(Millions)	2005	2004
	(Unaudited)
Land and buildings	$504.0	$403.2
Machinery and equipment	1,715.2	1,352.3
Capital leases	1.1	1.1
Construction in progress	130.3	103.0

Total property, plant & equipment	2,350.6	1,859.6
Less accumulated depreciation	1,050.9	782.4

Property, plant & equipment — net	$1,299.7	$1,077.2

Interest costs capitalized during both of the three month periods ended March 31, 2005 and March 31, 2004, were $1.0 million.

As of March 31, 2005 and December 31, 2004 there were specific assets of $37.0 million and $38.7 million, respectively, pledged as collateral under certain of the Company’s long-term debt agreements.

(20) New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” which is an amendment of ARB No.43, Chapter 4. This statement provides clarification of accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Generally, this statement requires that those items be recognized as current period charges. SFAS 151 will be effective for the Company on January 1, 2006. The Company is currently evaluating the impact that the adoption of SFAS 151 will have on its consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payment” which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Share-based payments include stock option grants and certain transactions under other Company stock plans. The Company grants options to purchase common stock of the Company to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. SFAS 123R will be effective for the Company on January 1, 2006. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the Company) is a leading global supplier of highly engineered systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, air quality and vehicle stability. They are manufactured and sold worldwide, primarily to original equipment manufacturers (OEMs) of light vehicles (i.e. passenger cars, sport-utility vehicles, vans and light-trucks). Our products are also manufactured and sold to OEMs of commercial trucks, buses and agricultural and off-highway vehicles. We operate manufacturing facilities serving customers in the Americas, Europe and Asia, and are an original equipment supplier to every major OEM in the world.

The Company’s products fall into two reportable operating segments: Drivetrain and Engine. The Drivetrain segment is comprised of all-wheel drive transfer cases, torque management systems and components and systems for automatic transmissions. The Engine segment’s products include turbochargers, timing chain systems, air management, emissions and thermal systems as well as diesel and gas ignition systems.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 vs. Three months ended March 31, 2004

Consolidated net sales for the first quarter ended March 31, 2005 totaled $1,083.5 million, a 20.0% increase over the first quarter of 2004 including Beru, and were up 4.6% excluding Beru. This increase occurred in a market where global production was flat from the previous year’s quarter. Light-vehicle production in North America was down 4.9%. Light-vehicle production was up 4.0% in Asia and up slightly in Europe. Net sales increased $21.2 million due to stronger currencies, primarily the Euro. Turbochargers, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia. Without the currency impact, the increase in net sales would have been 17.6% due to strong demand for the Company’s products in Europe and Asia.

Gross profit and gross margin were $213.7 million and 19.7% for the first quarter 2005 including the impact of Beru, as compared to $172.6 million and 19.1% for the first quarter 2004. Excluding Beru, our gross margin was 18.1%. Gross profit margins were impacted negatively due to lower sales volume and the related incremental margin in our Drivetrain Segment and by higher prices for commodities, including steel, copper and aluminum. The increase in commodity costs from the first quarter 2004 was approximately $13 million of which steel was the single largest contributor. Our focused cost reduction programs in our operations partially offset these higher commodity costs.

First quarter selling, general and administrative costs increased $39.5 million from $94.7 million to $134.2 million, and increased as a percentage of sales from 10.5% to 12.4% of net sales. Included in the increase was $17.0 million of depreciation and amortization of the excess purchase price related to the acquisition of our majority stake in Beru, of which $10.0 million is a one-time expense related to the immediate write-off of in-process research and development. Research and development costs, which are included in selling, general and administrative expenses also increased $11.7 million from $29.4 million or 3.3% of net sales to $41.1 million or 3.8% of net sales from the first quarter of 2004. The inclusion of Beru in the Company’s operating results is responsible for $44.3 million of the increase in selling, general and administrative costs and $8.7 million of the growth in research and development spending in comparison to the prior year.

Other, net includes the gain on the sale of AGK. Equity in affiliate earnings was $2.5 million lower in the first quarter of 2005 as compared to the first quarter of 2004 due to adjustments to the carrying values of our equity investments.

First quarter interest expense and finance charges increased $1.8 million from first quarter 2004 as a result of increased debt levels due primarily to the funding of our Beru acquisition.

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 21.8% for 2005 differs from the US statutory rate primarily due to a) the release of tax accrual accounts upon conclusion of certain tax audits, b) the tax effects of the disposition of AGK and other miscellaneous dispositions, c) foreign rates which differ from those in the US and d) realization of certain business tax credits including research and foreign tax credits. If the effects of the tax accrual release, the disposition of AGK and other miscellaneous dispositions are not taken into account, the Company’s effective tax rate associated with its on-going business operations is approximately 29%. This rate is lower than the 2004 tax rate for on-going operations of 30% due to the tax benefits of increased interest expense associated with the Beru acquisition.

Net earnings were $77.6 million for the first quarter, or $1.36 per diluted share, an increase of $0.45 over the previous year’s first quarter. The increase from the prior year first quarter was due to favorable operating results of $0.06 per share including Beru, favorable currency impact of $0.03 per share, a $(0.13) per share purchase price accounting adjustment loss resulting from the immediate write off of the excess purchase price associated with Beru’s in-process research and development costs net of a favorable minority interest adjustment, a $0.11 per share increase contributed by divestures, primarily related to the sale of our holdings in AGK a non-core industrial-related business purchased in 1997 when the Company acquired Penske Corporation’s turbocharger business, a favorable tax accrual adjustment of $0.40 per share resulting from the completion of various tax audits and a $(0.02) per share decrease due to an increase in shares outstanding.

Reportable Operating Segments

The following tables present net sales and earnings before interest and income taxes (EBIT) by segment for the three months ended March 31, 2005 and 2004.

	Three months ended
	March 31,
(Millions, unaudited)	2005	2004
Net Sales

Drivetrain	$332.3	$359.6
Engine	762.5	557.1
Inter-segment eliminations	(11.3)	(13.6)

Net sales	$1,083.5	$903.1

Earnings before interest and taxes (EBIT)

Drivetrain	$22.8	$30.7
Engine	77.0	68.0

Segment earnings before interest and taxes	99.8	98.7
Corporate	(12.2)	(14.6)

Consolidated earnings before interest and taxes	87.6	84.1
Interest expense and finance charges	9.3	7.5

Earnings before income taxes	$78.3	$76.6

Three months ended March 31, 2005 vs. Three months ended March 31, 2004

The Drivetrain segment net sales decreased $27.3 million, or 7.6% and EBIT decreased $7.9 million, or 25.7% from the first quarter of 2004. The net sales decrease was a result of weaker sport-utility and light truck production in North America. The EBIT margin decrease was due primarily to the incremental profit loss on the lower sales volumes and commodity and health care cost increases incurred during the first quarter.

The Engine segment net sales increased $205.4 million, or 36.9% and EBIT increased $9.0 million, or 13.2% from the first quarter of 2004. The increase in net sales was partially due to the acquisition of our majority stake in Beru whose operating results are now included in this segment. Excluding the impact of the Beru acquisition, Engine segment net sales were 11.9% higher than the prior year. The Engine segment continues to benefit from strong demand for turbochargers for European passenger cars and commercial vehicle applications. Sales of timing chains increased as well, particularly to our Asian customers. The EBIT margin decreased from 2004 due primarily to the amortization of Beru related acquisition costs.

Outlook for the remainder of 2005

For the remainder of 2005, the trends that are driving our growth are expected to continue. These trends include the growth of diesel engines in Europe, the popularity of cross-over vehicles in North America and the move to chain engine timing systems in both Europe and Asia. Our sales growth continues to expand outside of North America. For 2005, we expect our sales in Europe and Asia to exceed our sales in North America for the first time in the Company’s history. North American sport-utility vehicle and light truck sales are expected to continue to show weakness in 2005. The Company continues to focus on its cost reduction efforts to offset this market weakness and the effects of commodity price increases. We anticipate commodity price increases will approach $40 million for 2005, primarily for steel.

The Company maintains a positive long-term outlook for its business and is committed to ongoing strategic investments in capital and new product development to enhance its product leadership strategy.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities decreased $24.3 million from $66.7 million in the first quarter of 2004 to $42.4 million in the first quarter of 2005. The decrease in net cash provided by operating activities is primarily attributable to a late payment from a major North American OEM customer.

Capital spending for the three months was $49.3 million compared with $40.5 million last year. Selective capital spending remains an area of focus for the Company, both in order to support our new business of $1.4 billion expected over the next three years and for cost reductions and productivity improvements. The Company expects to spend $260 million to $280 million on capital in 2005, but this expectation is subject to ongoing review based on market conditions.

As of March 31, 2005, debt increased from year-end 2004 by $330.9 million, and cash and cash equivalents decreased by $66.5 million. The debt increase was primarily due to the funding of our Beru acquisition. Our debt to capital ratio was 36.7% at the end of the first quarter versus 27.6% at the end of 2004. The Company paid dividends of $7.9 million and $6.9 million in the first quarter of 2005 and 2004, respectively.

The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both March 31, 2005 and 2004, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the three month periods ended March 31, 2005 and 2004, total cash proceeds from sales of accounts receivable were $150 million. The Company paid servicing fees of $0.2 million and $0.1 million in 2005 and 2004, respectively, related to these receivables. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

The Company has a revolving credit facility, which provides for committed borrowings up to $600 million through July 2009. At March 31, 2005, $90.0 million of borrowings under the facility were outstanding in addition to $0.5 million of obligations under standby letters of credit. At December 31, 2004 the facility was unused. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at March 31, 2005 and December 31, 2004 and expects to be compliant in future periods.

From a credit quality perspective, we have an investment grade credit rating of A- (stable outlook) from Standard & Poor’s and Baa2 (positive outlook) from Moody’s.

The Company believes that the combination of cash balances, cash flow from operations, available credit facilities and universal shelf registration will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2005. The Company expects that net cash provided by operating activities will exceed $400 million in 2005.

OTHER MATTERS

Contingencies

In the normal course of business the Company and its subsidiaries are parties to various legal claims, actions and complaints, including matters involving intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters or, if not, what the impact might be. The Company’s environmental and product liability contingencies are discussed separately below. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency (EPA) and certain state environmental agencies and private parties as potentially responsible parties (PRPs) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 38 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors, the Company has established a accrual for indicated environmental liabilities with a balance at March 31, 2005 of approximately $29.3 million. The Company expects this amount to be expended over the next three to five years.

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

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities relating to the past operations of Kuhlman Electric. The liabilities at issue result from operations of Kuhlman Electric that pre-date the Company’s acquisition of Kuhlman Electric’s parent company, Kuhlman Corporation, during 1999. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant.

The Company has been working with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate the extent of and remediate the contamination. The investigation revealed the presence of polychlorinated biphenyls (PCBs) in portions of the soil at the plant and neighboring areas. Clean up began in 2000 and is continuing. Kuhlman Electric and others, including the Company, have been sued in numerous related lawsuits, in which multiple claimants allege personal injury and property damage. The Company has moved to be dismissed from some of these lawsuits. The first trial in these lawsuits is currently scheduled to begin in May 2005, although settlement discussions are in process.

The Company believes that the accrual for environmental liabilities and any insurance recoveries are sufficient to cover any potential liability associated with this matter. However, due to the nature of environmental liability matters, there can be no assurance that the actual amount of environmental liabilities will not exceed the amount accrued.

Product Liability

Like many other industrial companies who have historically operated in the United States, the Company (or parties the Company indemnifies) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products, manufactured many years ago that contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2005, the Company had approximately 98,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 90,000 are pending in just three jurisdictions, where significant tort reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first quarter of 2005, of the approximately 4,500 claims resolved, only 74 (1.6%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2004 of the 4,062 claims settled, only 255 (6.3%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2003 of the 4,664 claims settled, only 273 (5.9%) resulted in any payment being made to claimants. The settlement costs of these claims were paid by the insurance carriers, except for the $1.0 million paid in the first quarter of 2005 and $1.0 million for the full year in 2004 as described in the paragraph below. Based upon the encapsulated nature of the products, our experiences in aggressively defending and resolving claims in the past, and our significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Prior to June 2004, all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding agreement. In June 2004, the Company was notified by primary layer insurance carriers of the exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding agreement. Two secondary layer insurers are currently not participating in this arrangement, until they are satisfied through an audit process, that the primary level of insurance is exhausted. The Company therefore paid defense and settlement costs of $1.0 million in the first quarter of 2005 and $1.0 million in the fourth quarter of 2004 and expects to recover those amounts from either these insurers, or the primary layer insurers if the exhaustion audit shows that primary layer insurance is still available.

The Company’s contractual relationship with the secondary layer carriers provides a change in circumstances and allows the Company to take a more direct role in defending and settling claims than with the primary carriers. Previously, the Company’s arrangement utilized the primary layer insurance carriers’ positions to defend and negotiate the settlements with periodic input from the Company.

At March 31, 2005, the Company recorded a liability of $37.9 million; with a related asset of $37.9 million to recognize the insurance proceeds receivable to the Company for estimated claim losses. At December 31, 2004, the comparable value of the insurance receivable and accrued liability was $40.8 million.

The amounts recorded in the Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
(Millions)	2005	2004

Assets:
Prepayments and other current assets	$12.5	$13.5
Other non-current assets	25.4	27.3

Total insurance receivable	$37.9	$40.8

Liabilities:
Accounts payable and accrued expenses	$12.5	$13.5
Long-term liabilities – other	25.4	27.3

Total accrued liability	$37.9	$40.8

We cannot reasonably estimate possible losses, if any, in excess of those for which we have accrued, because we cannot predict how many additional claims may be brought against the Company (or parties the Company has an obligation to indemnify) in the future, the allegations in such claims, the possible outcomes, or the impact of tort reform legislation currently being considered at the State and Federal level.

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (CNA) against the Company and certain of its other historical general liability insurers. CNA provided the Company with both primary and additional layer insurance, and, in conjunction with other insurers, is currently defending and indemnifying the Company in all of its pending asbestos-related product liability claims. The lawsuit seeks to determine the extent of insurance coverage available to the Company including whether the available limits exhaust on a “per occurrence” or an “aggregate” basis, and to determine how the applicable coverage responsibilities should be apportioned. In addition to the primary insurance available for asbestos-related claims, the Company has substantial additional layers of insurance available for potential future asbestos-related product claims.

Although it is impossible to predict the outcome of pending or future claims; due to the encapsulated nature of the products, our experiences in aggressively defending and resolving claims in the past, and our significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” which is an amendment of ARB No.43, Chapter 4. This statement provides clarification of accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Generally, this statement requires that those items be recognized as current period charges. SFAS 151 will be effective for the Company on January 1, 2006. The Company is currently evaluating the impact that the adoption of SFAS 151 will have on its consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payment” which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Share-based payments include stock option grants and certain transactions under other Company stock plans. The Company grants options to purchase common stock of the Company to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options are granted. SFAS 123R will be effective for the Company on January 1, 2006. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

Recent Developments

A. Sale of AGK

On March 11, 2005, the Company completed the sale of its holdings in AGK for €42 million to Turbo Group Gmbh, a private equity group. BorgWarner Europe Inc. acquired the stake in AGK, a turbomachinery company, from Penske Transportation International Corp., a subsidiary of Penske Corporation in 1997. Since that time AGK was treated as an unconsolidated subsidiary of the Company and recorded as an “Investment in business held for sale” in the Condensed Consolidated Balance Sheets. The investment was carried on a cost basis, with dividends received from AGK applied against the carrying value of the asset. The proceeds, net of closing costs, were approximately €40.3 million.

B. Actions of Credit Rating Agencies

On December 9, 2004, Moody’s Investor Service confirmed its Baa2 senior debt rating of the Company and indicated that the rating outlook was positive. The confirmation concludes a review for possible upgrade that was initiated on August 30, 2004. Subsequent to the commencement of Moody’s review for a possible upgrade, the Company announced its intentions to acquire Beru AG.

On March 17, 2005, Standard & Poor’s affirmed their long-term credit rating of A- for the Company and removed the Company from the credit watch status that was assigned following the November 1, 2004 announcement of the Beru AG acquisition. Standard & Poor’s indicated that, as a result of the Beru acquisition being financed with a combination of cash on hand and debt, the Company’s financial profile weakened somewhat but credit measures are still in line with expectations and the outlook is stable.

C. Dividends

On April 20, 2005, the Company declared a $0.14 per share dividend to be paid on May 16, 2005 to stockholders of record as of May 2, 2005.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management’s current expectations, estimates and projections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing the Company’s products, general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including the Cautionary Statements filed as Exhibit 99.1 to the Form 10-K for the fiscal year ended December 31, 2004. The Company does not undertake any obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2004.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect our internal control over financial reporting.

The Company completed the acquisition of its majority stake in Beru during the first quarter of 2005 and has not yet completed its documentation and testing of Beru’s internal controls over financial reporting. The Company has begun its process of evaluating Beru’s internet controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 11 – Contingencies for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.

Item 6. Exhibits

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

By /s/ Jeffrey L. Obermayer

Jeffrey L. Obermayer

Vice President and Controller

(Principal Accounting Officer)

Date: May 9, 2005