Form 10-Q
period 2005-05-30
BORGWARNER INC
filed 2005-07-29
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

     Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter ended June 30, 2005 Commission file number: 1-12162

 BORGWARNER INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3404508
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

3850 Hamlin Road, Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)

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

On June 30, 2005 the registrant had 56,538,676 shares of Common Stock outstanding.

	BORGWARNER INC.
	FORM 10-Q
	SIX MONTHS ENDED JUNE 30, 2005

	INDEX
		Page No.

PART I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at
	June 30, 2005 (Unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations (Unaudited)
	for the three and six months ended June 30,
	2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	for the six months ended June 30, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements
	(Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	Other Information

Item 1.	Legal Proceedings	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits	38

SIGNATURES		39

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$146.6	$229.7
Receivables, net	640.6	499.1
Inventories, net	351.2	223.4
Investment in business held for sale	-	44.2
Prepayments and other current assets	83.4	77.9

Total current assets	1,221.8	1,074.3

Property, plant and equipment, net	1,257.6	1,077.2
Tooling, net	95.1	102.1
Investments and advances	200.6	193.7
Goodwill	1,018.0	860.8
Other non-current assets	343.8	221.0

Total assets	$4,136.9	$3,529.1

Liabilities and stockholders’ equity
Notes payable and current portion of long-term debt	$185.4	$16.5
Accounts payable and accrued expenses	742.1	608.0
Income taxes payable	49.7	39.3

Total current liabilities	977.2	663.8

Long-term debt	643.6	568.0
Long-term retirement-related liabilities	538.4	498.0
Other long-term liabilities	282.8	242.9

Total liabilities	$2,442.0	$1,972.7

Minority interest in consolidated subsidiaries	130.5	22.2

Common stock	0.6	0.6
Capital in excess of par value	802.9	797.1
Retained earnings	779.2	681.4
Accumulated other comprehensive income / (loss)	(18.2)	55.2
Treasury stock	(0.1)	(0.1)

Total stockholders’ equity	$1,564.4	$1,534.2

Total liabilities and stockholders’ equity	$4,136.9	$3,529.1

See accompanying Notes to Condensed Consolidated Financial Statements

     BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (millions of dollars, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2005	2004	2005	2004

Net sales	$1,111.4	$893.2	$2,194.9	$1,796.2
Cost of sales	878.9	723.4	1,748.8	1,453.9

Gross profit	232.5	169.8	446.1	342.3

Selling, general and administrative
expenses	130.9	87.8	265.8	182.5
Other, net, including litigation
settlement	43.0	0.6	38.0	0.9

Operating income	58.6	81.4	142.3	158.9

Equity in affiliates earnings, net of tax	(8.0)	(8.4)	(12.0)	(14.9)
Interest expense and finance charges	9.8	7.7	19.2	15.2

Earnings before income taxes	56.8	82.1	135.1	158.6

Provision for income taxes	12.8	24.6	12.4	47.5
Minority interest, net of tax	8.1	2.8	9.1	5.3

Net earnings	$35.9	$54.7	$113.6	$105.8

Earnings per share - basic	$0.64	$0.98	$2.01	$1.90

Earnings per share – diluted	$0.63	$0.97	$1.99	$1.88

Weighted average shares outstanding (thousands):

Basic	56,506	55,766	56,463	55,591
Diluted	57,167	56,383	57,157	56,219

Dividends declared per share	$0.14	$0.125	$0.28	$0.25

See accompanying Notes to Condensed Consolidated Financial Statements

     BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(millions of dollars)

	Six months ended
	June 30,

	2005	2004

Operating Activities
Net earnings	$113.6	$105.8
Non-cash charges to operations:
Depreciation	90.3	67.3
Amortization of tooling	19.0	19.9
Amortization of intangible assets and other	21.3	0.0
Employee retirement benefits funded with common stock	0.0	24.5
Deferred income tax provision (benefit)	(23.0)	0.0
Equity in affiliate earnings, net of dividends received,	1.8	8.0
minority interest and other
Net earnings adjusted for non-cash charges	223.0	225.5
Changes in assets and liabilities:
(Increase) in receivables	(69.5)	(81.3)
(Increase) in inventories	(33.5)	(16.1)
(Increase) decrease in prepayments and other current assets	(11.2)	(10.2)
Increase in accounts payable and accrued expenses	108.9	92.6
Increase (decrease) in income taxes payable	4.3	17.0
Net change in other long-term assets and liabilities	(38.9)	(6.0)

Net cash provided by operating activities	183.1	221.5
Investing Activities
Capital expenditures	(99.2)	(84.2)
Tooling outlays, net of customer reimbursements	(14.2)	(30.1)
Net proceeds from asset disposals	6.0	2.5
Proceeds from sale of business	44.2	0.0
Investment in unconsolidated subsidiary	0.0	(9.0)
Payments for business acquired, net of cash acquired	(429.4)	0.0

Net cash used in investing activities	(492.6)	(120.8)
Financing Activities
Net increase (decrease) in notes payable	178.9	(0.8)
Additions to long-term debt	124.8	1.2
Repayments of long-term debt	(47.3)	(59.2)
Proceeds from stock options exercised	3.3	3.2
Dividends paid	(15.8)	(13.9)

Net cash provided by (used in) financing activities	243.9	(69.5)
Effect of exchange rate changes on cash and cash equivalents	(17.5)	(0.3)

Net increase (decrease) in cash and cash equivalents	(83.1)	30.9
Cash and cash equivalents at beginning of period	229.7	113.1

Cash and cash equivalents at end of period	$146.6	$144.0

Supplemental Cash Flow Information
Net cash paid during the period for:
Interest	$20.3	$15.6
Income taxes	46.3	3.0
Non-cash financing transactions:
Issuance of common stock for Executive Stock Performance Plan	2.6	2.0
Total debt assumed from business acquired	36.0	0.0

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

We have reclassified certain 2004 amounts to conform to the presentation of our 2005 Condensed Consolidated Financial Statements. The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

The impact of Beru on the Company’s future results will be affected by the allocation of the excess purchase price over the net book value of assets acquired between intangible assets and goodwill. The purchase price has been preliminarily allocated based on estimated fair values as of the acquisition date as determined by third party valuation specialists. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments is expected to be made in late 2005.

The following pro forma information for the three and six months ended June 30, 2004 assumes the Beru acquisition occurred as of the beginning of that year and includes adjustments for the amortization of the estimated excess purchase price allocation, the immediate write-off of the excess purchase price associated with Beru’s in-process research and development and the Company’s acquisition financing costs in a manner consistent with the current period financial statements. The pro forma results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that actually would have been obtained had the acquisition been in effect for the period presented or that may be obtained in the future. The Company expects to finalize the accounting for the acquisition of Beru in late 2005. Accordingly, this pro forma information does not include all costs related to the acquisition. When the costs are finalized, they will either change the amount of goodwill recorded and/or change net income, depending on the nature of the costs.

	Three months ended		Six months ended
	June 30,		June 30,
(Pro forma, unaudited, in millions, except per
share amounts)	2005	2004	2005	2004

Net sales	$1,111.4	$995.8	$2,194.9	$2,030.7

Net earnings	$35.9	$55.8	$113.6	$101.8

Earnings per share - basic	$0.64	$1.00	$2.01	$1.83

Earnings per share - diluted	$0.63	$0.99	$1.99	$1.81

3)  Sale of Aktiengesellschaft Kühnle, Kopp & Kausch

On March 11, 2005, the Company completed the sale of its holdings in Aktiengesellschaft Kühnle, Kopp & Kausch (AGK) for €42 million to Turbo Group Gmbh, a private equity group. BorgWarner Europe Inc. acquired the stake in AGK, a turbomachinery company, from Penske Transportation International Corp., a subsidiary of Penske Corporation in 1997. Since that time AGK was treated as an unconsolidated subsidiary of the Company and recorded as an "Investment in business held for sale" in the Condensed Consolidated Balance Sheets. The investment was carried on a cost basis, with dividends received from AGK applied against the carrying value of the asset. The proceeds, net of closing costs, were approximately €40.3 million.

(4) Research and Development

Research and development (R&D) costs charged to expense were $40.0 million and $30.8 million for the three months ended, and $81.1 million and $60.4 million for the six months ended June 30, 2005 and 2004, respectively. R&D costs are included primarily in the selling, general, and administrative expenses of the Condensed Consolidated Statements of Operations.

(5) Inventories

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (LIFO) method, while the foreign operations use the first-in, first-out (FIFO) or average-cost methods. Inventories consisted of the following:

	June 30,	December 31,
(Millions)	2005	2004

Raw materials	$146.1	$104.6
Work in progress	95.0	69.8
Finished goods	110.1	49.0

Total inventories, net	$351.2	$223.4

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

	Three months ended		Six months ended
	June 30,		June 30,
(Millions, exept per share amounts)	2005	2004	2005	2004

Net earnings as reported	$35.9	$54.7	$113.6	$105.8

Add: Stock-based employee compensation expense
included in net income, net of income tax	2.0	0.3	2.4	0.7
Deduct: Total stock-based employee
compensation expense determined under fair
value based methods for all awards, net of tax
effects	(3.3)	(1.7)	(5.0)	(2.9)

Pro forma net earnings	$34.6	$53.3	$111.0	$103.6

Earnings per share
Basic - as reported	$0.64	$0.98	$2.01	$1.90

Basic - pro forma	$0.61	$0.95	$1.97	$1.86

Diluted - as reported	$0.63	$0.97	$1.99	$1.88

Diluted - pro forma	$0.61	$0.94	$1.94	$1.84

In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 661,000 and 617,000 for the three months ended June 30, 2005 and 2004 respectively, and 694,000 and 628,000 for the six months ended June 30, 2005 and 2004, respectively, due to the effects of stock options and shares issuable under the Executive Stock Performance Plan.

(7) Income Taxes

The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 20.6% for 2005 differs from the U.S. statutory rate primarily due to a) the release of tax accrual accounts upon conclusion of certain tax audits, b) the tax effects of the disposition of AGK and other miscellaneous dispositions, c) foreign rates which differ from those in the US and d) realization of certain business tax credits including research and foreign tax credits. If the effects of the tax accrual release, the disposition of AGK and other miscellaneous dispositions are not taken into account, the Company's effective tax rate associated with its on-going business operations is approximately 29.0%. This rate is lower than the 2004 tax rate for on-going operations of 30.0% due to changes in the mix of global pre-tax income amongst taxing jurisdictions.

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

FSP 109-2 provides guidance on the accounting for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision (“the election”) to qualifying earnings repatriations in 2005.

The Company has decided on a plan for reinvestment of repatriation of foreign earnings (as a result of the repatriation provision) and obtained approval for the repatriation plan from the Board of Directors on July 26, 2005. The Company intends to repatriate foreign earnings of approximately $71.4 million from its Non-US subsidiaries during 2005. Of the approximately $71.4 million, the Company intends to make an election under the AJCA with respect to approximately $18.5 million. The Company intends to use this $18.5 million to pay down its US debt obligations and invest in R&D. The Company is estimating a minimal effect from the election on income tax expense for 2005.

(8) Notes Payable and Long-Term Debt

Following is a summary of notes payable and long-term debt:

(Millions)		June 30, 2005		December 31, 2004
		Current	Long-Term	Current	Long-Term

Bank borrowings and other		$175.0	$56.2	$9.2	$6.1
Term loans due through 2013 (at an average		10.4	50.5	7.3	26.9
rate of 2.8% in 2005 and 3.3% in 2004)

7% Senior Notes due 11/01/06, net of		-	139.0	-	139.0
unamortized discount (	$139 million converted
to floating rate of 5.4% by interest rate swap
at 06/30/05)

6.5% Senior Notes due 02/15/09, net of		-	136.1	-	136.1
unamortized discount($100 million converted to
floating rate of 6.1% by interest rate swap at
06/30/05)

8% Senior Notes due 10/01/19, net of		-	133.9	-	133.9
unamortized discount (	$75 million converted to
floating rate of 6.3% by interest rate swap at
06/30/05)

7.125% Senior Notes due 02/15/29, net of		-	119.1	-	119.1
unamortized discount
Carrying amount of notes payable and long-term		185.4	634.8	16.5	561.1
debt
Impact of derivatives on debt		-	8.8	-	6.9

Total notes payable and long-term debt		$185.4	$643.6	$16.5	$568.0

The Company has a revolving credit facility, which provides for committed borrowings up to $600 million through July 2009. At June 30, 2005, $50.0 million of borrowings under the facility were outstanding in addition to $0.5 million of obligations under standby letters of credit. At December 31, 2004 the facility was unused. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at June 30, 2005 and December 31, 2004 and expects to be compliant in future periods.

(9) Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trade receivables, trade payables, and notes payable. Due to the short-term nature of these instruments, the book value approximates fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity swap contracts, and foreign currency forward contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). We also selectively use cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). A summary of these instruments outstanding at June 30, 2005 follows (currency in millions):

		Notional	Interest Rates (b)
	Hedge Type	Amount	Receive	Pay	Floating Interest Rate Basis

Interest rate swaps (a)	Fair value
Fixed to floating	Fair value	139	7.0%	5.4%	6 month LIBOR + 1.7%
Fixed to floating	Fair value	100	6.5%	6.1%	6 month LIBOR + 2.4%
Fixed to floating	Fair value	75	8.0%	6.3%	6 month LIBOR + 2.6%

Cross currency swap (matures 11/01/06)
Floating $ Net investment		$125	5.1%	-	6 month USD LIBOR + 1.4%
to floating ¥		¥ 14,930	-	1.7%	6 month JPY LIBOR + 1.6%
Cross currency swap (matures 02/15/09)
Floating $ Net investment		$100	6.1%	-	6 month USD LIBOR + 2.4%
to floating ¬		€ 75	-	4.5%	6 month EURIBOR + 2.4%
Cross currency swap (matures 10/01/19)
Floating $ Net investment		$75	6.3%	-	6 month USD LIBOR + 2.6%
to floating ¬		€ 61	-	4.7%	6 month EURIBOR + 2.6%

a) The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary. b) Interest rates are as of June 30, 2005.

As of June 30, 2005, the fair value of the fixed to floating interest rate swaps were recorded as a long-term asset of $10.0 million and a long-term liability of $(1.2) million. As of December 31, 2004, the fair value of the fixed to floating interest rate swaps were recorded as a long-term asset of $6.9 million.

The cross currency swaps were recorded at their fair values of $11.4 million included in other long-term assets, and $(10.5) million included in other long-term liabilities at June 30, 2005 and $(33.1) million in other long-term liabilities at December 31, 2004. Fair value is based on quoted market prices for contracts with similar maturities.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecast raw material and supply purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted purchases. As of June 30, 2005 the Company had forward and option commodity contracts with a total notional value of $1.2 million. The fair market value of the swap contracts was $0.4 million as of June 30, 2005, which is deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. During the six months ended June 30, 2005 and 2004, hedge ineffectiveness associated with these contracts was not significant.

The Company uses foreign exchange forward contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however certain long-term commitments are covered by forward currency arrangements to protect against currency risk through the second quarter of 2009. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units local currency. At June 30, 2005 contracts were outstanding to buy or sell U.S. Dollars, Euros, British Pounds Sterling, Canadian Dollars and Hungarian Forints. Gains and losses arising from these contracts are deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. As of June 30, 2005 deferred gains amounted to $5.4 million ($3.4 million maturing in less than one year) and unrealized losses amounted to $(0.5) million ($(0.3) million maturing in less than one year). As of December 31, 2004 unrealized gains amounted to $8.8 million and unrealized losses amounted to $(4.1) million. Hedge ineffectiveness associated with these contracts for the six months ended June 30, 2005 amounted to a gain of $0.1 million. Hedge ineffectiveness associated with these contracts was not significant in 2004.

(10) Contingencies

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

Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors; the Company has established an accrual for indicated environmental liabilities with a balance at June 30, 2005 of approximately $69.8 million. Included in the total accrued liability is the $45.5 million anticipated cost to settle all outstanding claims related to Crystal Springs described below, which was recorded in the second quarter of 2005. The Company expects to expend the $69.8 million environmental accrued liability over the next three to five years.

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

The Company and other defendants, including the Company’s subsidiary Kuhlman Corporation, entered into a settlement regarding approximately 90% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $39.0 million in settlement funds. The actual amount paid in settlement will depend upon the number of plaintiffs who opt-out of the settlement. The settlement will be paid in three approximately equal installments in the third and fourth quarters of 2005 and the first quarter of 2006.

Product Liability

Like many other industrial companies who have historically operated in the United States, the Company (or parties the Company indemnifies) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products, manufactured many years ago that contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of June 30, 2005, the Company had approximately 85,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 76,000 are pending in just three jurisdictions, where significant tort reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first six months of 2005, of the approximately 10,800 claims resolved, only 184 (1.7%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2004 of the 4,062 claims settled, only 255 (6.3%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2003 of the 4,664 claims settled, only 273 (5.9%) resulted in any payment being made to claimants. The settlement and defense costs of these claims were paid by the insurance carriers, except for $3.6 million paid in the first six months of 2005 and $1.0 million for the full year in 2004 as described in the paragraph below. Based upon the encapsulated nature of the products, our experiences in aggressively defending and resolving claims in the past, and our significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Prior to June 2004, all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding agreement. In June 2004, the Company was notified by primary layer insurance carriers of the exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding agreement. The Company has paid $3.6 million in the first half of 2005 and $1 million in the fourth quarter of 2004 as a result of the funding agreement. The Company is expecting to fully recover these amounts. Recovery is dependant on the completion of an audit proving the exhaustion of primary insurance coverage and the successful resolution of the declaratory judgment action referred to below.

The Company’s contractual relationship with the secondary layer carriers provides a change in circumstances and allows the Company to take a more direct role in defending and settling claims than with the primary carriers. Previously, the Company’s arrangement utilized the primary layer insurance carriers’ positions to defend and negotiate the settlements with periodic input from the Company.

At June 30, 2005, the Company has a liability of $38.2 million; with a related asset of $38.2 million to recognize the insurance proceeds receivable to the Company for estimated claim losses. At December 31, 2004, the comparable value of the insurance receivable and accrued liability was $40.8 million.

The amounts recorded in the Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
(Millions)	2005	2004

Assets:
Prepayments and other current assets	$12.6	$13.5
Other non-current assets	25.6	27.3

Total insurance receivable	$38.2	$40.8

Liabilities:
Accounts payable and accrued expenses	$12.6	$13.5
Long-term liabilities – other	25.6	27.3

Total accrued liability	$38.2	$40.8

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

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (CNA) against the Company and certain of its other historical general liability insurers. CNA provided the Company with both primary and additional layer insurance, and, in conjunction with other insurers, is currently defending and indemnifying the Company in its pending asbestos-related product liability claims. The lawsuit seeks to determine the extent of insurance coverage available to the Company including whether the available limits exhaust on a “per occurrence” or an “aggregate” basis, and to determine how the applicable coverage responsibilities should be apportioned. In addition to the primary insurance available for asbestos-related claims, the Company has substantial additional layers of insurance available for potential future asbestos-related product claims.

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

(11) Leases and Commitments

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

The royalty costs recognized under the agreements for the three and six months ended June 30 were $0.5 million and $1.0 million in 2005 and $4.9 million and $9.6 million in 2004, respectively. These costs were all recognized as part of cost of goods sold. These costs will continue to decrease in 2005 and be at minimal levels in 2006 as the Company’s primary customers have converted most of their requirements to the next generation VTG turbocharger.

(12) Warranties The Company provides warranties on some of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. The accrual is recorded in both long-term and short-term liabilities on the balance sheet. The following table summarizes the activity in the warranty accrual accounts:<br></br>

	Six months ended
	June 30,
(Millions)	2005	2004

Beginning balance	$26.4	$28.7
Beru acquisition	7.6	-
Provision	15.3	7.9
Payments	(10.5)	(5.4)
Currency translation	(0.4)	(0.2)
Ending balance	$38.4	$31.0

(13) Comprehensive Income / (Loss)

Comprehensive income/(loss) is a measurement of all changes in stockholders’ equity that result from transactions and other economic events other than transactions with stockholders. For the Company, this includes foreign currency translation adjustments, changes in the minimum pension liability adjustment and market value changes in certain hedge instruments. The amounts presented as other comprehensive income/(loss), net of related taxes, are added to net income resulting in comprehensive income/(loss). The following table summarizes the components of comprehensive income/(loss) on an after-tax basis for the three and six month periods ended June 30, 2005 and 2004.

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Foreign currency translation adjustments	($42.7)	($13.9)	($69.5)	($8.3)
Market value change in hedge instruments	1.9	(1.6)	0.1	4.1
Minimum pension liability adjustment	(1.4)	0.0	(4.0)	3.7
Net earnings as reported	35.9	54.7	113.6	105.8

Total comprehensive income/(loss)	($6.3)	$39.2	$40.2	$105.3

(14) Operating Segments

The following tables show net sales, segment earnings before interest and income taxes and total assets for the Company’s reportable operating segments.

(Millions, unaudited)	Three months ended		Six months ended
	June 30,		June 30,
Net Sales	2005	2004	2005	2004

Drivetrain	$350.7	$347.4	$683.1	$707.0
Engine	773.9	559.6	1,536.3	1,116.7
Inter-segment eliminations	(13.2)	(13.8)	(24.5)	(27.5)

Net sales	$1,111.4	$893.2	$2,194.9	$1,796.2

Earnings before income taxes

Drivetrain	$27.7	$23.8	$50.6	$54.5
Engine	92.6	75.7	169.6	143.7

Segment earnings before interest
and income taxes	120.3	99.5	220.2	198.2
Corporate, including litigation
settlement and equity in
affiliates earnings	(53.7)	(9.7)	(65.9)	(24.4)
Interest expense and finance
charges	(9.8)	(7.7)	(19.2)	(15.2)

Earnings before income taxes	$56.8	$82.1	$135.1	$158.6

			Total Assets

		June 30,	December 31,
(Millions)		2005	2004

Drivetrain		$799.1	$810.0
Engine		3,023.2	2,208.4

Total		3,822.3	3,018.4
Corporate, including equity in affiliates		314.6	510.7

Total assets		$4,136.9	$3,529.1

a) Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, marketable securities, deferred income taxes and investments and advances.

(15) Sales of Receivables

The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both June 30, 2005 and 2004, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the six-month periods ended June 30, 2005 and 2004, total cash proceeds from sales of accounts receivable were $300 million. The Company paid servicing fees related to these receivables of $0.8 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

(16) Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2005, are as follows:

(Millions)	Drivetrain	Engine	Total

Balance at December 31, 2004	$134.6	$726.2	$860.8
Beru acquisition	-	189.0	189.0
Translation adjustment	(0.5)	(31.3)	(31.8)

Balance at June 30, 2005	$134.1	$883.9	$1,018.0

(17) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees. The other postretirement benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions for 2005 range from $25 to $35 million, of which about $20 million has been contributed through the first six months of the year. The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations, are as follows:

					Other post
(Millions)		Pension benefits			retirement
					benefits
Three months ended June 30,		2005	2004		2005	2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$0.6	$2.8	$0.8	$2.4	$2.0	$1.7
Interest cost	4.3	3.5	4.7	3.4	7.3	7.9
Expected return on plan assets	(7.2)	(2.1)	(6.5)	(1.4)	-	-
Amortization of unrecognized	-	-	-	-	-	-
transition obligation
Amortization of unrecognized	0.4	0.1	0.3	-	(0.3)	-
prior service cost
Amortization of unrecognized	1.2	0.7	1.7	0.4	3.1	2.9
loss
Net periodic cost/(benefit)	($0.7)	$5.0	$1.0	$4.8	$12.1	$12.5

					Other post
(Millions)		Pension benefits			retirement
					benefits
Six months ended June 30,		2005	2004		2005	2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$1.2	$5.4	$1.5	$5.0	$4.1	$3.4
Interest cost	8.6	6.7	9.3	6.8	15.8	15.8
Expected return on plan assets	(14.2)	(4.2)	(12.9)	(2.9)	-	-
Amortization of unrecognized	-	-	-	0.2	-	-
transition obligation
Amortization of unrecognized	0.8	0.1	0.7	-	(0.4)	-
prior service cost
Amortization of unrecognized	2.4	1.4	3.5	0.7	6.4	5.8
loss
Net periodic cost/(benefit)	($1.2)	$9.4	$2.1	$9.8	$25.9	$25.0

(18) Property, plant & equipment

	June 30,	December 31,
(Millions)	2005	2004

Land and buildings	$496.8	$403.2
Machinery and equipment	1,690.6	1,352.3
Capital leases	1.1	1.1
Construction in progress	131.2	103.0

Total property, plant & equipment	2,319.7	1,859.6
Less accumulated depreciation	1,062.1	782.4

Property, plant & equipment - net	$1,257.6	$1,077.2

Interest costs capitalized during both of the six-month periods ended June 30, 2005 and June 30, 2004, were $2.3 million and $2.2 million, respectively.

As of June 30, 2005 and December 31, 2004 there were specific assets of $34.5 million and $38.7 million, respectively, pledged as collateral under certain of the Company’s long-term debt agreements.

(19) New Accounting Pronouncements

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

In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of SFAS 143. FIN 47 clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation should be accounted for. In addition, the Interpretation clarifies the circumstances under which fair value of an asset retirement obligation is considered subject to reasonable estimation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact that the adoption of FIN 47 will have on its consolidated financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the Company) is a leading global supplier of highly engineered systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, air quality and vehicle stability. They are manufactured and sold worldwide, primarily to original equipment manufacturers (OEMs) of light-vehicles (i.e. passenger cars, sport-utility vehicles, vans and light-trucks). Our products are also manufactured and sold to OEMs of commercial trucks, buses and agricultural and off-highway vehicles. We operate manufacturing facilities serving customers in the Americas, Europe and Asia, and are an original equipment supplier to every major OEM in the world.

The Company’s products fall into two reportable operating segments: Drivetrain and Engine. The Drivetrain segment is comprised of all-wheel drive transfer cases, torque management systems and components and systems for automatic and automated transmissions. The Engine segment’s products include turbochargers, timing chain systems, air management, emissions and thermal systems as well as diesel and gas ignition systems.

RESULTS OF OPERATIONS

Three months ended June 30, 2005 vs. Three months ended June 30, 2004

Consolidated net sales for the second quarter ended June 30, 2005 totaled $1,111.4 million, a 24.4% increase over the second quarter of 2004 including Beru, and were up 10.9% excluding Beru. This increase occurred in a market where global light-vehicle production was up 1.5% from the previous year’s quarter. Light-vehicle production in North America was down 1.7%. Light-vehicle production was up 3.4% in Asia and flat in Europe. Approximately $21.0 million of the net sales increase was due to stronger currencies, primarily the Euro. Turbochargers, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia. Without the currency impact, the increase in net sales would have been 22.1% due to strong demand for the Company’s products in Europe and Asia; and the acquisition of Beru

Gross profit and gross margin were $232.5 million and 20.9% for the second quarter 2005 including the impact of Beru, as compared to $169.8 million and 19.0% for the second quarter 2004. Excluding Beru, our gross margin was 18.3%. The impact of higher commodity prices for steel, copper and aluminum, as well as the volume impact related to lower North American SUV/pickup truck-related sales, negatively impacted gross margin on our base business. The increase in commodity costs from the second quarter 2004 was approximately $11.7 million of which steel was the single largest contributor. Our focused cost reduction programs in our operations partially offset these higher commodity costs.

Second quarter selling, general and administrative costs increased $43.1 million from $87.8 million to $130.9 million, and increased as a percentage of sales from 9.8% to 11.8% of net sales. Included in the increase was $4.2 million of depreciation and amortization of the excess purchase price related to the acquisition of our majority stake in Beru. Research and development costs, which are included in selling, general and administrative expenses also increased $9.2 million from $30.8 million or 3.5% of net sales to $40.0 million or 3.6% of net sales from the second quarter of 2004. The inclusion of Beru in the Company’s operating results is responsible for $40.2 million of the increase in selling, general and administrative costs.

Other, net includes a $45.5 million charge related to the anticipated cost of settling all Crystal Springs-related alleged environmental contamination personal injury and property damage claims.

Equity in affiliate earnings was $0.4 million lower in the second quarter of 2005 as compared to the second quarter of 2004.

Second quarter interest expense and finance charges increased $2.1 million from second quarter 2004 due primarily to increased debt levels from funding our Beru acquisition.

The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 20.6% for 2005 differs from the US statutory rate primarily due to a) the release of tax accrual accounts upon conclusion of certain tax audits, b) the tax effects of the disposition of AGK and other miscellaneous dispositions, c) foreign rates which differ from those in the US and d) realization of certain business tax credits including research and foreign tax credits. If the effects of the tax accrual release, the disposition of AGK and other miscellaneous dispositions are not taken into account, the Company's effective tax rate associated with its on-going business operations is approximately 29.0%. This rate is lower than the 2004 tax rate for on-going operations of 30.0% due to changes in the mix of global pre-tax income amongst taxing jurisdictions.

Net earnings were $35.9 million for the second quarter, or $0.63 per diluted share, a decrease of ($0.34) over the previous year’s second quarter. The decrease from the prior year second quarter was due to favorable operating results of $0.14 per share including Beru, an unfavorable after tax charge of ($0.50) related to the anticipated cost of settling all Crystal Springs-related claims, favorable currency impact of $0.03 per share and a $(0.01) per share decrease due to an increase in shares outstanding.

Six months ended June 30, 2005 vs. Six months ended June 30, 2004

Consolidated net sales for the first six months ended June 30, 2005 totaled $2,194.9 million, a 22.2% increase over the first six months of 2004 including Beru, and were up 7.8% excluding Beru. This increase occurred in a market where global light-vehicle production was up 0.9% from the previous year’s first six months. Light-vehicle production in North America was down 3.1%. Light-vehicle production was up 3.7% in Asia and down slightly in Europe. Net primarily the sales increased $42.2 million due to stronger currencies, Euro. Turbochargers, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia. Without the currency impact, the increase in net sales would have been 19.9% due to strong demand for the Company’s products in Europe and Asia; and the acquisition of Beru.

Gross profit and gross margin were $446.1 million and 20.3% for the first six months of 2005 including the impact of Beru, as compared to $342.3 million and 19.1% for the second quarter 2004. Excluding Beru, our gross margin was 18.2%. Gross profit margins were impacted negatively primarily due to higher prices for commodities, including steel, copper and aluminum. The increase in commodity costs from the first six months of 2004 was approximately $24.7 million. Our focused cost reduction programs in our operations partially offset these higher commodity costs.

Selling, general and administrative costs increased $83.3 million from $182.5 million to $265.8 million, and increased as a percentage of sales from 10.2% to 12.1% of net sales. Included in the increase was $21.3 million of depreciation and amortization of the excess purchase price related to the acquisition of our majority stake in Beru. Research and development costs, which are included in selling, general and administrative expenses also increased $20.7 million from $60.4 million or 3.4% of net sales to $81.1 million or 3.7% of net sales from the first six months of 2004. The inclusion of Beru in the Company’s operating results is responsible for $74.5 million of the increase in selling, general and administrative costs.

Other, net includes a $45.5 million charge related to the anticipated cost of settling all Crystal Springs-related alleged environmental contamination personal injury and property damage claims. Equity in affiliate earnings was $2.9 million lower in the first six months of 2005 as compared to the first six months of 2004 due to adjustments to the carrying values of our equity investments in the first quarter.

Interest expense and finance charges in 2005 increased $4.0 million compared with the first six months of 2004 due primarily to increased debt levels from funding our Beru acquisition.

The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 20.6% for 2005 differs from the US statutory rate primarily due to a) the release of tax accrual accounts upon conclusion of certain tax audits, b) the tax effects of the disposition of AGK and other miscellaneous dispositions, c) foreign rates which differ from those in the US and d) realization of certain business tax credits including research and foreign tax credits. If the effects of the tax accrual release, the disposition of AGK and other miscellaneous dispositions are not taken into account, the Company's effective tax rate associated with its on-going business operations is approximately 29.0%. This rate is lower than the 2004 tax rate for on-going operations of 30.0% due to changes in the mix of global pre-tax income amongst taxing jurisdictions.

Net earnings were $113.6 million for the first six months, or $1.99 per diluted share compared to $105.8 million or $1.88 per share for the first six months of 2004. The increase of $0.11 per share from the prior year’s first six months is comprised of the following factors, including certain non-U.S. GAAP measures:

BorgWarner base business	$0.13
Beru's contribution to net income	0.07
Impact of changes in foreign currencies	0.06
Dilution from increase in shares outstanding	(0.03)
Gain from divestitures	0.11
Immediate write-off of the excess purchase price
associated with Beru's in-process R&D	(0.13)
Release of tax accruals	0.40
Estimated settlement of all Crystal Springs-related
claims	(0.50)

Total increase	$0.11

Reportable Operating Segments

The following tables present net sales and segment earnings before interest and income taxes by segment for the three and six months ended June 30, 2005 and 2004 and total assets as of June 30, 2005 and December 31, 2004.

(Millions, unaudited)	Three months ended		Six months ended
	June 30,		June 30,
Net Sales	2005	2004	2005	2004

Drivetrain	$350.7	$347.4	$683.1	$707.0
Engine	773.9	559.6	1,536.3	1,116.7
Inter-segment eliminations	(13.2)	(13.8)	(24.5)	(27.5)

Net sales	$1,111.4	$893.2	$2,194.9	$1,796.2

Earnings before income taxes

Drivetrain	$27.7	$23.8	$50.6	$54.5
Engine	92.6	75.7	169.6	143.7

Segment earnings before
interest and taxes	120.3	99.5	220.2	198.2
Corporate, including
litigation settlement	(53.7)	(9.7)	(65.9)	(24.4)
Interest expense and
finance charges	(9.8)	(7.7)	(19.2)	(15.2)

Earnings before income
taxes	$56.8	$82.1	$135.1	$158.6

		Total Assets

	June 30,	December 31,
(Millions)	2005	2004

Drivetrain	$799.1	$810.0
Engine	3,023.2	2,208.4

Total	3,822.3	3,018.4
Corporate, including equity in affiliates	314.6	510.7

Total assets	$4,136.9	$3,529.1

Three months ended June 30, 2005 vs. Three months ended June 30, 2004

The Drivetrain segment net sales increased $3.3 million, or 1.0% and segment earnings before interest and taxes increased $3.9 million, or 16.4% from the second quarter of 2004. Sales growth outside of North America including increased sales of DualTronicTM transmission modules offset the 4.0% decline in North American light truck and sport utility vehicle volumes. The Drivetrain segment’s earnings before interest and taxes grew 16.4% for the quarter due to the volume increase and improved product mix related to DualTronicTM transmission module production.

The Engine segment net sales increased $214.3 million, or 38.3% and segment earnings before interest and taxes increased $16.9 million, or 22.3% from the second quarter of 2004. The increase in net sales was partially due to the acquisition of our majority stake in Beru whose operating results are now included in this segment. Excluding the impact of the Beru acquisition, Engine segment net sales were 16.8% higher than the prior year. The Engine segment continues to benefit from strong demand for turbochargers for European passenger cars and commercial vehicle applications. Sales of timing chains increased as well, particularly to our Asian customers. The EBIT margin decreased from 2004 due to unfavorable product mix related to the increased turbocharger business, which has a lower contribution margin, and to the amortization of Beru related acquisition costs.

Six months ended June 30, 2005 vs. Six months ended June 30, 2004

The Drivetrain segment net sales decreased $23.9 million, or 3.4% and segment earnings before interest and taxes decreased $3.9 million, or 7.2% from the first six months of 2004. The net sales decrease was a result of weaker sport-utility and light truck production in North America, partially offset by increased sales of DualTronicTM transmission modules. The segment earnings before interest and taxes margin decrease was due primarily to the incremental profit loss on the lower sales volumes and commodity and health care cost increases incurred during the first six months.

The Engine segment net sales increased $419.6 million, or 37.6% and segment earnings before interest and taxes increased $25.9 million, or 18.0% from the first six months of 2004. The increase in net sales was partially due to the acquisition of our majority stake in Beru whose operating results are now included in this segment.

Excluding the impact of the Beru acquisition, Engine segment net sales were 14.3% higher than the prior year. The Engine segment continues to benefit from strong demand for turbochargers for European passenger cars and commercial vehicle applications. Sales of timing chains increased as well, particularly to our Asian customers. The EBIT margin decreased from 2004 due to the unfavorable product mix and the amortization of Beru related acquisition costs.

Outlook for the remainder of 2005

For the remainder of 2005, the trends that are driving our growth are expected to continue. These trends include the growth of diesel engines in Europe, the popularity of cross-over vehicles in North America and the move to chain engine timing systems in both Europe and Asia. Our sales growth continues to expand outside of North America. For 2005, we expect our sales in Europe and Asia to exceed our sales in North America for the first time in the Company’s history. North American sport-utility vehicle and light truck sales are expected to continue to show weakness in 2005. The Company continues to focus on its cost reduction efforts to offset this market weakness and the effects of commodity price increases. We anticipate commodity price increases will exceed $40 million for 2005, primarily from steel.

The Company maintains a positive long-term outlook for its business and is committed to ongoing strategic investments in capital and new product development to enhance its product leadership strategy.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities decreased $38.4 million from $221.5 million in the first half of 2004 to $183.1 million for the first half of 2005. The decrease in operating cash flow from 2004 was primarily due to tax payments made by our non-U.S. entities, including $22.4 million by Beru of which $10.4 million related to a recently completed statutory tax audit. In 2004, the Company funded its U.S. employee retirement benefit plans with $25.8 million of the Company’s common stock.

Capital spending, including tooling outlays, was $113.4 million in the first six months in 2005, compared with $114.3 million in 2004. Selective capital spending remains an area of focus for the Company, both in order to support our new business of $1.4 billion expected over the next three years and for cost reductions and productivity improvements. The Company expects to spend $240 million to $280 million on capital expenditures in 2005, but this expectation is subject to ongoing review based on market conditions.

As of June 30, 2005, debt increased from year-end 2004 by $244.5 million, and cash and cash equivalents decreased by $83.1 million. The debt increase was primarily due to the funding of our Beru acquisition. Our debt to capital ratio was 34.6% at the end of the second quarter versus 27.6% at the end of 2004. The Company paid dividends of $15.8 million and $13.9 million in the first six months of 2005 and 2004, respectively.

The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both June 30, 2005 and 2004, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the six month periods ended June 30, 2005 and 2004, total cash proceeds from sales of accounts receivable were $300 million. The Company paid servicing fees for the three and six months ended June 30, $0.4 million and $0.2 million and $0.8 million and $0.4 million in 2005 and 2004, respectively, related to these receivables. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

The Company has a revolving credit facility, which provides for committed borrowings up to $600 million through July 2009. At June 30, 2005, $50.0 million of borrowings under the facility were outstanding in addition to $0.5 million of obligations under standby letters of credit. At December 31, 2004 the facility was unused. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at June 30, 2005 and December 31, 2004 and expects to be compliant in future periods.

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

Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors; the Company has established a accrual for indicated environmental liabilities with a balance at June 30, 2005 of approximately $69.8 million. Included in the total accrued liability is the $45.5 million anticipated cost to settle all outstanding claims related to Crystal Springs described below, which was recorded in the second quarter of 2005.  The Company expects to expend the $69.8 million environmental accrued liability over the next three to five years.

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

The Company and other defendants including the Company’s subsidiary Kuhlman Corporation, entered into a settlement regarding approximately 90% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $39 million in settlement funds. The actual amount paid in settlement will depend upon the number of plaintiffs who opt-out of the settlement. The settlement will be paid in three approximately equal installments in the third and fourth quarters of 2005 and the first quarter of 2006.

Product Liability

Like many other industrial companies who have historically operated in the United States, the Company (or parties the Company indemnifies) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products, manufactured many years ago that contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of June 30, 2005, the Company had approximately 85,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 76,000 are pending in just three jurisdictions, where significant tort reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first six months of 2005, of the approximately 10,800 claims resolved, only 184 (1.7%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2004 of the 4,062 claims settled, only 255 (6.3%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2003 of the 4,664 claims settled, only 273 (5.9%) resulted in any payment being made to claimants. The settlement and defense costs of these claims were paid by the insurance carriers, except for the $3.6 million paid in the first six months of 2005 and $1.0 million for the full year in 2004 as described in the paragraph below. Based upon the encapsulated nature of the products, our experiences in aggressively defending and resolving claims in the past, and our significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Prior to June 2004, all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding agreement. In June 2004, the Company was notified by primary layer insurance carriers of the exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding agreement. The Company has paid $3.6 million in the first half of 2005 and $1 million in the fourth quarter of 2004 as a result of the funding agreement. The Company is expecting to fully recover these amounts. Recovery is dependant on the completion of an audit proving the exhaustion of primary insurance coverage and the successful resolution of the declaratory judgment action referred to below.

The Company’s contractual relationship with the secondary layer carriers provides a change in circumstances and allows the Company to take a more direct role in defending and settling claims than with the primary carriers. Previously, the Company’s arrangement utilized the primary layer insurance carriers’ positions to defend and negotiate the settlements with periodic input from the Company.

At June 30, 2005, the Company recorded a liability of $38.2 million; with a related asset of $38.2 million to recognize the insurance proceeds receivable to the Company for estimated claim losses. At December 31, 2004, the comparable value of the insurance receivable and accrued liability was $40.8 million.

The amounts recorded in the Condensed Consolidated Balance Sheets are as follows:

	June 30,		December 31,
(Millions)	2005		2004

Assets:
Prepayments and other current assets		$12.6		$13.5
Other non-current assets		25.6		27.3

Total insurance receivable		$38.2		$40.8

Liabilities:
Accounts payable and accrued expenses		$12.6		$13.5
Long-term liabilities – other		25.6		27.3

Total accrued liability		$38.2		$40.8

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

In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of SFAS 143. FIN 47 clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation should be accounted for. In addition, the Interpretation clarifies the circumstances under which fair value of an asset retirement obligation is considered subject to reasonable estimation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact that the adoption of FIN 47 will have on its consolidated financial position, results of operations and cash flows.

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

C. Dividends

On April 20, 2005, the Company declared a $0.14 per share dividend to be paid on May 16, 2005 to stockholders of record on May 2, 2005.

On July 21, 2005, the Company declared a $0.14 per share dividend to be paid on August 15, 2005 to stockholders of record on August 1, 2005.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to our exposures related to market risk since December 31, 2004.

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

The Company completed the acquisition of its majority stake in Beru during the first quarter of 2005 and has not yet completed its documentation and testing of Beru's internal controls over financial reporting. The Company has begun its process of evaluating Beru’s internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 8, 2005, the Company announced that it and other defendants, including its subsidiary Kuhlman Corporation, had entered into a settlement regarding approximately 90% of the claims pending in Mississippi state court related to previously alleged environmental contamination from a KEC plant-site in Crystal Springs, Mississippi. The Company and other defendants agreed to pay up to $39 million in three equal installments ending on January 2, 2006.

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 10 – Contingencies for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

On April 27, 2005, the Company held its annual meeting of stockholders. Robin J. Adams and David T. Brown were elected to three year terms on the Company’s Board of Directors. Directors Paul E. Glaske and John Rau were re-elected.

Each of Jere A. Drummond, Timothy M. Manganello, Ernest J. Novak, Jr., Phyllis O. Bonanno, Andrew F. Brimmer, and Alexis P. Michas continue to serve as directors. At such meeting, the following votes were cast in each proposal.

Proposal 1: The election of Directors of the Company:

Name	Shares For	Shares withheld

Robin J. Adams	44,251,813	3,941,007
David T. Brown	47,978,965	213,855
Paul E. Glaske	47,194,398	998,422
John Rau	47,948,268	244,552

Proposal 2: To vote upon a proposal to approve the BorgWarner Inc. 2005 Executive Incentive Plan:

For	Against	Abstain
45,991,964	2,097,368	103,488

Proposal 3: To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for 2005:

For	Against	Abstain
47,935,873	221,192	35,755

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

Date: July 29, 2005