Form 10-Q
period 2005-09-30
BORGWARNER INC
filed 2005-10-26
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter ended September 30, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
On September 30, 2005 the registrant had 57,009,178 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$139.5	$229.7
Receivables, net	660.8	499.1
Inventories, net	347.8	223.4
Investment in business held for sale	—	44.2
Prepayments and other current assets	90.2	77.9

Total current assets	1,238.3	1,074.3

Property, plant & equipment, net	1,257.0	1,077.2
Tooling, net	100.6	102.1
Investments & advances	204.6	193.7
Goodwill	1,016.6	860.8
Other non-current assets	342.7	221.0

Total assets	$4,159.8	$3,529.1

Total Liabilities and Stockholders’ Equity
Notes payable	$174.0	$16.5
Accounts payable and accrued expenses	740.6	608.0
Income taxes payable	39.0	39.3

Total current liabilities	953.6	663.8

Long-term debt	626.6	568.0
Long-term retirement-related liabilities	542.9	498.0
Other long-term liabilities	281.8	242.9

Total liabilities	2,404.9	1,972.7

Minority interest	129.4	22.2

Common stock	0.6	0.6
Capital in excess of par value	824.3	797.1
Retained earnings	832.7	681.4
Accumulated other comprehensive income	(32.0)	55.2
Treasury stock	(0.1)	(0.1)

Total stockholders’ equity	1,625.5	1,534.2

Total liabilities and stockholders’ equity	$4,159.8	$3,529.1

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$1,050.9	$839.8	$3,245.8	$2,636.1
Cost of sales	842.7	694.7	2,591.5	2,148.7

Gross profit	208.2	145.1	654.3	487.4

Selling, general and administrative expenses	120.0	77.4	385.8	259.9

Other, net, including litigation settlement	(2.3)	(0.5)	35.7	0.4

Operating income	90.5	68.2	232.8	227.1

Equity in affiliates earnings, net of tax	(5.7)	(6.2)	(17.7)	(21.2)
Interest expense and finance charges	9.6	7.5	28.8	22.7

Earnings before income taxes	86.6	66.9	221.7	225.6

Provision for income taxes	19.6	20.1	32.0	67.7
Minority interest, net of tax	5.6	2.0	14.7	7.3

Net earnings	$61.4	$44.8	$175.0	$150.6

Earnings per share — basic	$1.08	$0.80	$3.09	$2.70

Earnings per share — diluted	$1.07	$0.79	$3.05	$2.67

Weighted average shares outstanding (thousands):

Basic	56,811	56,025	56,595	55,742
Diluted	57,483	56,650	57,287	56,354

Dividends declared per share	$0.14	$0.125	$0.42	$0.375

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Nine months ended
	September 30,
	2005	2004
Operating Activities
Net earnings	$175.0	$150.6
Non-cash charges to operations:
Depreciation	138.2	100.2
Amortization of tooling	29.3	30.1
Amortization of intangible assets and other	25.3	—
Deferred income tax provision	(25.7)	—
Employee retirement benefits funded with common stock	—	25.8
Equity in affiliate earnings, net of dividends received, minority interest and other	(3.5)	4.0

Net earnings adjusted for non-cash charges	338.6	310.7
Changes in assets and liabilities
Receivables	(92.5)	(83.1)
Inventories	(31.4)	(20.0)
Prepayments and other current assets	(19.0)	(8.5)
Accounts payable and accrued expenses	108.9	82.8
Income taxes payable	(20.8)	12.9
Other long-term assets and liabilities	(31.2)	25.9

Net cash provided by operating activities	252.6	320.7
Investing Activities
Capital expenditures	(150.2)	(126.7)
Tooling outlays, net of customer reimbursements	(29.5)	(40.5)
Net proceeds from asset disposals	8.0	2.9
Proceeds from sale of business	44.2	—
Investment in unconsolidated subsidiary	—	(9.0)
Payments for business acquired, net of cash acquired	(429.4)	—

Net cash used in investing activities	(556.9)	(173.3)
Financing Activities
Net increase (decrease) in notes payable	165.1	(2.7)
Additions to long-term debt	131.2	0.3
Reductions in long-term debt	(57.2)	(58.6)
Proceeds from stock options exercised	15.3	9.8
Dividends paid	(23.7)	(20.9)

Net cash provided by (used in) financing activities	230.7	(72.1)
Effect of exchange rate changes on cash and cash equivalents	(16.6)	0.6

Net increase (decrease) in cash and cash equivalents	(90.2)	75.9
Cash and cash equivalents at beginning of year	229.7	113.1

Cash and cash equivalents at end of period	$139.5	$189.0

Supplemental Cash Flow Information
Net cash paid during the period for:
Interest	$30.8	$23.8
Income taxes	91.4	12.6
Non-cash financing transactions:
Issuance of common stock for Executive Stock Performance Plan	2.6	2.0
Issuance of restricted common stock for non-employee directors	0.9	—
Total debt assumed from business acquired	36.0	—
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.
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
The impact of Beru on the Company’s future results will be affected by the allocation of the purchase price to the assets acquired and the liabilities assumed. Our preliminary allocation is based on estimated fair values as of the acquisition date as determined by third party valuation specialists. The value assigned to goodwill based on the preliminary valuation was $189.8 million. The remaining preliminary value assigned to property, plant and equipment, intangible assets and other assets and liabilities was $128.7 million, net. A final determination of required purchase accounting adjustments is expected to be made in late 2005. Amortization of the allocated costs for property, plant and equipment, intangible assets and other acquisition related costs for the nine months ended September 30, 2005 was $25.3 million.
The following pro forma information for the three and nine months ended September 30, 2005 and 2004 assumes the Beru acquisition occurred as of the beginning of each year presented. Adjustments have been made to exclude non-recurring charges directly attributable to the acquisition, including the immediate write-off of the purchase price allocation associated with Beru’s in-process research and development. The recurring adjustments reflected in the pro forma statements include the amortization of the amounts allocated to customer relationships, patents, technology, property, plant and equipment and the Company’s acquisition financing costs.
The pro forma results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that actually would have been obtained had the acquisition been in effect for the period presented or that may be obtained in the future. The

Company expects to finalize the accounting for the acquisition of Beru in late 2005. Accordingly, this pro forma information does not include all costs related to the acquisition. When the costs are finalized, they will either change the amount of goodwill recorded and/or change net earnings, depending on the nature of the costs.

	Three months ended		Nine months ended
	September 30,		September 30,
(Pro forma, unaudited, in millions, except per share amounts)	2005	2004	2005	2004
Net sales	$1,050.9	$955.2	$3,245.8	$2,986.7

Net earnings	$61.4	$43.3	$182.3	$154.8

Earnings per share — basic	$1.08	$0.77	$3.22	$2.78

Earnings per share — diluted	$1.07	$0.76	$3.18	$2.75

(3) Sale of Aktiengesellschaft Kühnle, Kopp & Kausch
On March 11, 2005, the Company completed the sale of its holdings in Aktiengesellschaft Kühnle, Kopp & Kausch (AGK) for €42 million to Turbo Group Gmbh, a private equity group. BorgWarner Europe Inc. acquired the stake in AGK, a turbomachinery company, from Penske Transportation International Corporation, a subsidiary of Penske Corporation in 1997. Since that time AGK was treated as an unconsolidated subsidiary of the Company and recorded as an “Investment in business held for sale” in the Condensed Consolidated Balance Sheets. The investment was carried on a cost basis, with dividends received from AGK applied against the carrying value of the asset. The proceeds, net of closing costs, were approximately €40.3 million.
(4) Research and Development
Research and development (R&D) costs charged to expense were $39.9 million and $32.8 million for the three months ended, and $121.0 million and $90.7 million for the nine months ended September 30, 2005 and 2004, respectively. R&D costs are included primarily in the selling, general, and administrative expenses of the Condensed Consolidated Statements of Operations.

(5) Inventories
Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (LIFO) method, while the foreign operations use the first-in, first-out (FIFO) or average-cost methods. Inventories consisted of the following:

	September 30,	December 31,
(Millions)	2005	2004
Raw materials	$152.4	$104.6
Work in progress	88.0	69.8
Finished goods	107.4	49.0

Total inventories, net	$347.8	$223.4

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2005	2004	2005	2004
Net earnings as reported	$61.4	$44.8	$175.0	$150.6

Add: Stock-based employee compensation expense included in net earnings, net of income tax	2.0	0.4	4.4	1.1

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax effects	(4.8)	(2.9)	(9.8)	(5.7)

Pro forma net earnings	$58.6	$42.3	$169.6	$146.0

Earnings per share
Basic — as reported	$1.08	$0.80	$3.09	$2.70

Basic — pro forma	$1.03	$0.76	$3.00	$2.62

Diluted — as reported	$1.07	$0.79	$3.05	$2.67

Diluted — pro forma	$1.02	$0.75	$2.96	$2.59

In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 672,000 and 625,000 for the three months ended September 30, 2005 and 2004 respectively, and 692,000 and 612,000 for the nine months ended September 30, 2005 and 2004, respectively, due to the effects of stock options and shares issuable under the Executive Stock Performance Plan.
(7) Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 19.3% for 2005 differs from the U.S. statutory rate primarily due to a) the release of tax accrual accounts upon conclusion of certain tax audits, b) the tax effects of the disposition of AGK and other miscellaneous dispositions, c) foreign rates which differ from those in the US and d) realization of certain business tax credits including R&D and foreign tax credits. If the effects of the tax accrual release, the disposition of AGK and other miscellaneous dispositions are not taken into account, the Company’s effective tax rate associated with its on-going business operations is approximately 28.0%. This rate is lower than the 2004 tax rate for on-going operations of 30.0% due to changes in the mix of global pre-tax income among taxing jurisdictions as well as an increase in favorable permanent items.
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
The Company has decided on a plan for reinvestment of repatriation of foreign earnings (as a result of the repatriation provision) and obtained approval for the repatriation plan from the Board of Directors on July 26, 2005. The Company intends to repatriate foreign earnings of approximately $71.4 million from its non-US subsidiaries during 2005. Of the approximately $71.4 million, the Company intends to make an election under the AJCA with respect to approximately $18.5 million. The Company intends to use this $18.5 million to pay down its US debt obligations and invest in R&D. The Company is estimating a de minimis effect from the election on income tax expense for 2005.
(8) Notes Payable and Long-Term Debt
Following is a summary of notes payable and long-term debt:

	September 30, 2005		December 31, 2004
(Millions)	Current	Long-Term	Current	Long-Term
Bank borrowings and other	$158.0	$46.4	$9.2	$6.1

Term loans due through 2013 (at an average rate of 3.1% in 2005 and 3.3% in 2004)	16.0	49.0	7.3	26.9

7% Senior Notes due 11/01/06, net of unamortized discount ($139 million converted to floating rate of 5.9% by interest rate swap at 09/30/05)	—	139.0	—	139.0

6.5% Senior Notes due 02/15/09, net of unamortized discount ($100 million converted to floating rate of 6.6% by interest rate swap at 09/30/05)	—	136.2	—	136.1

8% Senior Notes due 10/01/19, net of unamortized discount ($75 million converted to floating rate of 6.8% by interest rate swap at 09/30/05)	—	133.9	—	133.9

7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.1	—	119.1

Carrying amount of notes payable and long-term debt	174.0	623.6	16.5	561.1

Impact of derivatives on debt	—	3.0	—	6.9

Total notes payable and long-term debt	$174.0	$626.6	$16.5	$568.0

The Company has a revolving credit facility, which provides for committed borrowings up to $600 million through July 2009. At September 30, 2005, $40.0 million of borrowings under the facility were outstanding in addition to $1.0 million of obligations under standby letters of credit. At December 31, 2004 the facility was unused. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at September 30, 2005 and December 31, 2004 and expects to remain compliant in future periods.

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
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). We also selectively use cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). A summary of these instruments outstanding at September 30, 2005 follows (currency in millions):

		Notional Interest Rates (b)
	Hedge Type	Amount	Receive	Pay	Floating Interest Rate Basis
Interest rate swaps (a)
Fixed to floating	Fair value	$139	7.0%	5.9%	6 month LIBOR + 1.7%
Fixed to floating	Fair value	$100	6.5%	6.6%	6 month LIBOR + 2.4%
Fixed to floating	Fair value	$75	8.0%	6.8%	6 month LIBOR + 2.6%

Cross currency swap (matures 11/01/06)
Floating $	Net investment	$125	5.6%	—	6 month USD LIBOR + 1.4%
to floating ¥		¥14,930	—	1.7%	6 month JPY LIBOR + 1.6%

Cross currency swap (matures 02/15/09)
Floating $	Net investment	$100	6.6%	—	6 month USD LIBOR + 2.4%
to floating €		€75	—	4.6%	6 month EURIBOR + 2.4%

Cross currency swap (matures 10/01/19)
Floating $	Net investment	$75	6.8%	—	6 month USD LIBOR + 2.6%
to floating €		€61	—	4.8%	6 month EURIBOR + 2.6%

a)	The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary.

b)	Interest rates are as of September 30, 2005.
As of September 30, 2005, the fair value of the fixed to floating interest rate swaps were recorded as a long-term asset of $5.9 million and a long-term liability of $(2.9) million. As of December 31, 2004, the fair value of the fixed to floating interest rate swaps were recorded as a long-term asset of $6.9 million.
The cross currency swaps were recorded at their fair values of $14.0  million included in other long-term assets, and $(7.4) million included in other long-term liabilities at September 30, 2005 and $(33.1) million in other long-term liabilities at December 31, 2004. Fair value is based on quoted market prices for contracts with similar maturities.
The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecast raw material and supply purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted purchases. As of September 30, 2005 the Company had forward and option commodity contracts with a total notional value of $6.4 million. The fair market value of the swap contracts was $0.9 million ($0.8 million maturing in less than one year) as of September 30, 2005, which is deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. During the nine months ended September 30, 2005 and 2004, hedge ineffectiveness associated with these contracts was not significant.
The Company uses foreign exchange forward contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however certain long-term commitments are covered by forward currency arrangements to protect against currency risk through the third quarter of 2009. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units local currency. At September 30, 2005 contracts were outstanding to buy or sell U.S. Dollars, Euros, British Pounds Sterling, Canadian Dollars and Hungarian Forints. Gains and losses arising from these contracts are deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. As of September 30, 2005 deferred gains amounted to $4.5 million ($2.8 million maturing in less than one year) and unrealized losses amounted to $(0.5) million ($(0.4) million maturing in less than one year). As of December 31, 2004 unrealized gains amounted to $8.8 million and unrealized losses amounted to $(4.1) million. Hedge ineffectiveness associated with these contracts for the nine months ended September 30, 2005 amounted to a loss of $(0.5) million. Hedge ineffectiveness associated with these contracts was not significant in 2004.
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
Environmental
The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency (EPA) and certain state environmental agencies and private parties as potentially responsible parties (PRPs) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 37 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.
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
Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors; the Company has established an accrual for indicated environmental liabilities with a balance at September 30, 2005 of approximately $54.9 million. Included in the total accrued liability is the $31.7 million anticipated cost to settle all outstanding claims related to Crystal Springs described below, which was recorded in the second quarter of 2005. The Company expects to expend substantially all of the $54.9 million environmental accrued liability over the next three to five years.
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
The Company and other defendants, including the Company’s subsidiary Kuhlman Corporation, entered into a settlement in July 2005 regarding approximately 90% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $39.0 million in settlement funds. The actual amount paid in settlement will depend upon the number of plaintiffs who opt-out of the settlement. The settlement will be paid in three approximately equal installments. The first payment of $12.9 million was made in the third quarter of 2005 and the remaining installments will be paid in the fourth quarter of 2005 and the first quarter of 2006.
The same group of defendants entered into a settlement in October 2005 regarding approximately 9% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $5.4 million in settlement funds. The actual amount paid in settlement will depend upon the number of plaintiffs who opt-out of the settlement. The settlement will be paid in two approximately equal installments in the fourth quarter of 2005 and the first quarter of 2006. With this settlement, the Company and the other defendants have resolved about 98% of the personal injury and property damage claims relating to the alleged environmental contamination.
Product Liability
Like many other industrial companies who have historically operated in the United States, the Company (or parties the Company indemnifies) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products, manufactured many years ago that contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of September 30, 2005, the Company had approximately 83,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 76,000 are pending in just three jurisdictions, where significant tort reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurer. In the first nine months of 2005, of the approximately 11,700 claims resolved, only 229 (2.0%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2004 of the 4,062 claims resolved, only 255 (6.3%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2003 of the 4,664 claims resolved, only 273 (5.9%) resulted in any payment being made to claimants. The settlement and defense costs of these claims were paid by the insurance carriers, except for $3.4 million paid in the first nine months of 2005 and $1.0 million for the full year in 2004 as described in the paragraph below. Based upon the encapsulated nature of the products, our experiences in aggressively defending and resolving claims in the past, and our significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.
Prior to June 2004, all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding agreement. In June 2004, primary layer insurance carriers notified the Company of the exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding agreement. The Company has paid $3.4 million in the first nine months of 2005 and $1.0 million in the fourth quarter of 2004 as a result of the funding agreement. The Company is expecting to fully recover these amounts. Recovery is dependent on the completion of an audit proving the exhaustion of primary insurance coverage and the successful resolution of the declaratory judgment action referred to below.
The Company’s contractual relationship with the secondary layer carriers provides a change in circumstances and allows the Company to take a more direct role in defending and settling claims than with the primary carriers. Previously, the Company’s arrangement utilized the primary layer insurance carriers’ positions to defend and negotiate the settlements with input from the Company.
At September 30, 2005, the Company has a liability of $41.2 million; with a related asset of $41.2 million to recognize the insurance proceeds receivable to the Company for estimated claim losses. At December 31, 2004, the comparable value of the insurance receivable and accrued liability was $40.8 million.
The amounts recorded in the Condensed Consolidated Balance Sheets are as follows:

	September 30,	December 31,
(Millions)	2005	2004
Assets:
Prepayments and other current assets	$13.6	$13.5
Other non-current assets	27.6	27.3

Total insurance receivable	$41.2	$40.8

Liabilities:
Accounts payable and accrued expenses	$13.6	$13.5
Long-term liabilities – other	27.6	27.3

Total accrued liability	$41.2	$40.8

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
A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (CNA) against the Company and certain of its other historical general liability insurers. CNA provided the Company with both primary and additional layer insurance, and, in conjunction with other insurers, is currently defending and indemnifying the Company in its pending asbestos-related product liability claims. The lawsuit seeks to determine the extent of insurance coverage available to the Company including whether the available limits exhaust on a “per occurrence” or an “aggregate” basis, and to determine how the applicable coverage responsibilities should be apportioned. On August 15, 2005, the Court issued an interim order regarding the apportionment matter. The interim order has the effect of making insurers responsible for all defense and settlement costs pro rata to time-on-the-risk, with the pro-ration method to hold the insured harmless for periods of bankrupt or unavailable coverage. This interim order is under appeal. In addition to the primary insurance available for asbestos-related claims, the Company has substantial additional layers of insurance available for potential future asbestos-related product claims. As such, the Company continues to believe that its coverage is sufficient to meet foreseeable liabilities.
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
(11) Leases and Commitments
The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities. The guarantees extend through the maturity of the underlying lease, which is in September 2006. In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $16.6 million. The Company does not believe it has any loss exposure due to this guarantee.
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
The royalty costs recognized under the agreements for the three and nine months ended September 30 were $0.5 million and $1.5 million in 2005 and $2.4 million and $12.0 million in 2004, respectively. These costs were all recognized as part of cost of goods sold. These costs will continue to decrease in 2005 and be at minimal levels in 2006 as the Company’s primary customers have converted most of their requirements to the next generation VTG turbocharger.
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

	Nine months ended
	September 30,
(Millions)	2005	2004
Beginning balance	$26.4	$28.7
Beru acquisition	7.6	—
Provision	17.9	10.6
Payments	(12.0)	(7.3)
Currency translation	(2.3)	(0.1)

Ending balance	$37.6	$31.9

(13) Comprehensive Income / (Loss)
Comprehensive income/(loss) is a measurement of all changes in stockholders’ equity that result from transactions and other economic events other than transactions with stockholders. For the Company, this includes foreign currency translation adjustments, changes in the minimum pension liability adjustment and market value changes in certain hedge instruments. The amounts presented as other comprehensive income/(loss), net of related taxes, are added to net earnings resulting in comprehensive income/(loss). The following table summarizes the components of comprehensive income/(loss) on an after-tax basis for the three and nine-month periods ended September 30, 2005 and 2004.

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004
Foreign currency translation adjustments	$(13.5)	$20.5	$(83.0)	$13.4
Market value change in hedge instruments	(0.3)	(0.9)	(0.2)	2.0
Minimum pension liability adjustment	—	—	(4.0)	3.7

Change in accumulated other comprehensive income	(13.8)	19.6	(87.2)	19.1
Net earnings as reported	61.4	44.8	175.0	150.6

Total comprehensive income	$47.6	$64.4	$87.8	$169.7

(14) Operating Segments
The following tables show net sales, segment earnings before interest and income taxes and total assets for the Company’s reportable operating segments.

(Millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales
Drivetrain	$324.4	$318.7	$1,007.5	$1,025.7
Engine	736.7	532.7	2,273.0	1,649.4
Inter-segment eliminations	(10.2)	(11.6)	(34.7)	(39.0)

Net sales	$1,050.9	$839.8	$3,245.8	$2,636.1

Earnings before income taxes

Drivetrain	$22.5	$24.4	$73.1	$78.9
Engine	95.4	65.2	265.0	208.8

Segment earnings before interest and income taxes	117.9	89.6	338.1	287.7

Corporate, including litigation settlement and equity in affiliates earnings	(21.7)	(15.2)	(87.6)	(39.4)
Interest expense and finance charges	(9.6)	(7.5)	(28.8)	(22.7)

Earnings before income taxes	$86.6	$66.9	$221.7	$225.6

	Total Assets
	September 30,	December 31,
(Millions)	2005	2004
Drivetrain	$928.8	$810.0
Engine	3,067.2	2,208.4

Total	3,996.0	3,018.4
Corporate, including equity in affiliates	163.8	510.7

Total assets	$4,159.8	$3,529.1

a) Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, marketable securities, deferred income taxes and investments and advances.

(15) Sales of Receivables
The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both September 30, 2005 and 2004, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the nine-month periods ended September 30, 2005 and 2004, total cash proceeds from sales of accounts receivable were $450 million. The Company paid servicing fees related to these receivables of $1.3 million and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
(16) Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, are as follows:

(Millions)	Drivetrain	Engine	Total
Balance at December 31, 2004	$134.6	$726.2	$860.8
Beru acquisition	—	189.8	189.8
Translation adjustment	(0.5)	(33.5)	(34.0)

Balance at September 30, 2005	$134.1	$882.5	$1,016.6

(17) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees. The other postretirement benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to pension plans for 2005 range from $22 to $25 million, of which about $22 million has been contributed through the first nine months of the year. The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations, are as follows:

					Other post
(Millions)	Pension benefits				retirement benefits
Three months ended September 30,	2005		2004		2005	2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$0.7	$2.5	$0.5	$2.9	$2.0	$1.5
Interest cost	4.2	3.3	7.7	3.7	7.7	6.8
Expected return on plan assets	(6.8)	(2.0)	(11.6)	(3.1)	—	—
Amortization of unrecognized transition obligation	—	—	—	—	—	—
Amortization of unrecognized prior service cost	0.3	0.1	0.6	0.2	(0.5)	—
Amortization of unrecognized loss	1.2	0.4	1.0	1.1	3.2	2.5

Net periodic cost/(benefit)	$(0.4)	$4.3	$(1.8)	$4.8	$12.4	$10.8

					Other post
(Millions)	Pension benefits				retirement benefits
Nine months ended September 30,	2005		2004		2005	2004
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$1.9	$7.9	$2.0	$7.9	$6.1	$4.5
Interest cost	12.8	10.0	17.0	10.5	23.5	21.6
Expected return on plan assets	(21.0)	(6.2)	(24.5)	(6.0)	—	—
Amortization of unrecognized transition obligation	—	—	—	0.2	—	—
Amortization of unrecognized prior service cost	1.1	0.1	1.3	0.2	(0.9)	—
Amortization of unrecognized loss	3.6	1.9	4.5	1.8	9.6	6.3

Net periodic cost/(benefit)	$(1.6)	$13.7	$0.3	$14.6	$38.3	$32.4

(18) Property, plant & equipment

	September 30,	December 31,
(Millions)	2005	2004
Land and buildings	$496.7	$403.2
Machinery and equipment	1,691.9	1,352.3
Capital leases	1.2	1.1
Construction in progress	131.2	103.0

Total property, plant & equipment	2,321.0	1,859.6
Less accumulated depreciation	1,064.0	782.4

Property, plant & equipment — net	$1,257.0	$1,077.2

Interest costs capitalized during the nine-month periods ended September 30, 2005 and September 30, 2004 were $3.8 million and $3.2 million, respectively.
As of September 30, 2005 and December 31, 2004, accounts payable of $20.7 million and $24.4 million, respectively, were related to property, plant and equipment purchases.
As of September 30, 2005 and December 31, 2004, there were specific assets of $34.3 million and $38.7 million, respectively, pledged as collateral under certain of the Company’s long-term debt agreements.
(19) New Accounting Pronouncements
In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” which is an amendment of ARB No. 43, Chapter 4. This statement provides clarification of accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Generally, this statement requires that those items be recognized as current period charges. SFAS 151 will be effective for the Company on January 1, 2006. The Company does not expect that this pronouncement will have a material impact on its consolidated financial position, results of operations and cash flows.
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
In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of SFAS 143. FIN 47 clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation should be accounted for. In addition, the Interpretation clarifies the circumstances under which fair value of an asset retirement obligation is considered subject to reasonable estimation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect that this pronouncement will have a material impact on its consolidated financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
BorgWarner Inc. and Consolidated Subsidiaries (the Company) is a leading global supplier of highly engineered systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, air quality and vehicle stability. They are manufactured and sold worldwide, primarily to original equipment manufacturers (OEMs) of light-vehicles (i.e. passenger cars, sport-utility vehicles, cross-over vehicles, vans and light-trucks). Our products are also manufactured and sold to OEMs of commercial trucks, buses and agricultural and off-highway vehicles. We operate manufacturing facilities serving customers in the Americas, Europe and Asia-Pacific, and are an original equipment supplier to every major OEM in the world.
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
RESULTS OF OPERATIONS
Three months ended September 30, 2005 vs. Three months ended September 30, 2004
Consolidated net sales for the third quarter ended September 30, 2005 totaled $1,050.9 million, a 25.1% increase over the third quarter of 2004 including Beru, and were up 10.6% excluding Beru. This increase occurred in a market where global light-vehicle production was up about 5% from the previous year’s quarter. Light-vehicle production in North America was up nearly 2%. Light-vehicle production was up approximately 13% in Asia-Pacific and down slightly in Europe. Approximately $3.1 million of the net sales increase was due to stronger currencies, primarily the Euro. Turbochargers, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia-Pacific. Without the currency impact, the increase in net sales would have been 24.8% due to strong demand for the Company’s products in Europe and Asia-Pacific; and the acquisition of Beru.
Gross profit and gross margin were $208.2 million and 19.8% for the third quarter 2005 including the impact of Beru, as compared to $145.1 million and 17.3% for the third quarter 2004. Excluding Beru, our gross margin was 17.8%. The gross margin improvement in our base business was primarily driven by our sales increase. Our gross margin percentage continues to be negatively impacted by higher commodity purchase costs including steel, copper, aluminum, plastic resin and natural gas. Commodity costs increased approximately $10 million as compared to the third quarter 2004, of which steel was the single largest contributor. Our focused cost reduction programs in our operations partially offset these higher commodity costs.

Third quarter selling, general and administrative (SG&A) costs increased $42.6 million from $77.4 million to $120.0 million, and increased as a percentage of sales from 9.2% to 11.4% of net sales. Included in the increase was $4.2 million of depreciation and amortization of the allocated purchase price related to the acquisition of our majority stake in Beru. The inclusion of Beru in the Company’s operating results is responsible for $31.7 million of the increase in SG&A costs. R&D costs, which are included in SG&A expenses, also increased $7.1 million from $32.8 million to $39.9 million as compared to the third quarter of 2004. As a percentage of sales, R&D costs decreased from 3.9% to 3.8% versus the third quarter of 2004.
Other, net includes a $2.1 million gain related to a fixed asset disposal in our Drivetrain business.
Equity in affiliate earnings was $0.5 million lower in the third quarter of 2005 as compared to the third quarter of 2004.
Third quarter interest expense and finance charges increased $2.1 million as compared to the third quarter 2004 due primarily to increased debt levels from funding our Beru acquisition.
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 19.3% for 2005 differs from the U.S. statutory rate primarily due to a) the release of tax accrual accounts upon conclusion of certain tax audits, b) the tax effects of the disposition of AGK and other miscellaneous dispositions, c) foreign rates which differ from those in the US and d) realization of certain business tax credits including R&D and foreign tax credits. If the effects of the tax accrual release, the disposition of AGK and other miscellaneous dispositions are not taken into account, the Company’s effective tax rate associated with its on-going business operations is approximately 28.0%. This rate is lower than the 2004 tax rate for on-going operations of 30.0% due to changes in the mix of global pre-tax income among taxing jurisdictions as well as an increase in favorable permanent items.
Net earnings were $61.4 million for the third quarter, or $1.07 per diluted share, an increase of $0.28 over the previous year’s third quarter. The increase from the prior year third quarter was due to favorable operating results of $0.20 per share including Beru, favorable tax adjustment of $0.08 per share, favorable currency impact of $0.01 per share and a $(0.01) per share decrease due to an increase in shares outstanding.
Nine months ended September 30, 2005 vs. Nine months ended September 30, 2004
Consolidated net sales for the first nine months ended September 30, 2005 totaled $3,245.8 million, a 23.1% increase over the first nine months of 2004 including Beru, and were up 8.6% excluding Beru. This increase occurred in a market where global light-vehicle production was up about 3% from the previous year’s first nine months. Light-vehicle production in North America was down approximately 1%. Light-vehicle production increased approximately 9% in Asia-Pacific and flat in Europe. Net sales increased $45.4 million due to stronger currencies, primarily the Euro. Turbochargers, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia-Pacific. Without the currency impact, the increase in net sales would have been 21.4% due to strong demand for the Company’s products in Europe and Asia-Pacific; and the acquisition of Beru.
Gross profit and gross margin were $654.3 million and 20.2% for the first nine months of 2005 including the impact of Beru, as compared to $487.4 million and 18.5% for the third quarter 2004. Excluding Beru, our gross margin was 18.1%. Gross profit margins were impacted negatively by higher costs for commodity purchases, including steel, copper, aluminum, plastic resin and natural gas. The increase in commodity costs from the first nine months of 2004 was approximately $34 million. Our focused cost reduction programs in our operations partially offset these higher commodity costs.
SG&A costs increased $125.9 million from $259.9 million to $385.8 million, and increased as a percentage of sales from 9.9% to 11.9% of net sales. Included in the increase was $25.3 million of depreciation and amortization of the allocated purchase price related to the acquisition of our majority stake in Beru. The inclusion of Beru in the Company’s operating results is responsible for $106.2 million of the increase in SG&A costs. R&D costs, which are included in SG&A expenses, also increased $30.3 million from $90.7 million to $121.0 million as compared to the third quarter of 2004. As a percentage of sales, R&D costs increased from 3.4% to 3.7% versus the third quarter of 2004.
Other, net includes a $45.5 million charge related to the anticipated cost of settling all Crystal Springs-related alleged environmental contamination personal injury and property damage claims. Equity in affiliate earnings was $3.5 million lower in the first nine months of 2005 as compared to the first nine months of 2004 due to adjustments to the carrying values of our equity investments in the first quarter.
Interest expense and finance charges in 2005 increased $6.1 million compared with the first nine months of 2004 due primarily to increased debt levels from funding our Beru acquisition.
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 19.3% for 2005 differs from the U.S. statutory rate primarily due to a) the release of tax accrual accounts upon conclusion of certain tax audits, b) the tax effects of the disposition of AGK and other miscellaneous dispositions, c) foreign rates which differ from those in the US and d) realization of certain business tax credits including R&D and foreign tax credits. If the effects of the tax accrual release, the disposition of AGK and other miscellaneous dispositions are not taken into account, the Company’s effective tax rate associated with its on-going business operations is approximately 28.0%. This rate is lower than the 2004 tax rate for on-going operations of 30.0% due to changes in the mix of global pre-tax income among taxing jurisdictions as well as an increase in favorable permanent items.

Net earnings were $175.0 million for the first nine months, or $3.05 per diluted share compared to $150.6 million or $2.67 per share for the first nine months of 2004. The increase of $0.38 per share from the prior year’s first nine months is comprised of the following factors, including certain non-U.S. GAAP measures:

(Net earnings per share — diluted, unaudited)
BorgWarner base business	$0.32
Beru’s contribution to net earnings	0.10
Impact of changes in foreign currencies	0.08
Dilution from increase in shares outstanding	(0.05)
Gain from divestitures	0.11
Immediate write-off of the excess purchase price associated with Beru’s in-process R&D	(0.13)
Release of tax accruals and adjustments	0.45
Estimated settlement of all Crystal Springs related claims	(0.50)

Total increase	$0.38

Reportable Operating Segments
The following tables present net sales and segment earnings before interest and income taxes by segment for the three and nine months ended September 30, 2005 and 2004 and total assets as of September 30, 2005 and December 31, 2004.

(Millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales
Drivetrain	$324.4	$318.7	$1,007.5	$1,025.7
Engine	736.7	532.7	2,273.0	1,649.4
Inter-segment eliminations	(10.2)	(11.6)	(34.7)	(39.0)

Net sales	$1,050.9	$839.8	$3,245.8	$2,636.1

Earnings before income taxes

Drivetrain	$22.5	$24.4	$73.1	$78.9
Engine	95.4	65.2	265.0	208.8

Segment earnings before interest and income taxes	117.9	89.6	338.1	287.7

Corporate, including litigation settlement and equity in affiliates earnings	(21.7)	(15.2)	(87.6)	(39.4)

Interest expense and finance charges	(9.6)	(7.5)	(28.8)	(22.7)

Earnings before income taxes	$86.6	$66.9	$221.7	$225.6

	Total Assets
	September 30,	December 31,
(Millions)	2005	2004
Drivetrain	$928.8	$810.0
Engine	3,067.2	2,208.4

Total	3,996.0	3,018.4
Corporate, including equity in affiliates	163.8	510.7

Total assets	$4,159.8	$3,529.1

Three months ended September 30, 2005 vs. Three months ended September 30, 2004
The Drivetrain segment net sales increased $5.7 million, or 1.8% and segment earnings before interest and taxes decreased $1.9 million, or 7.8% from the third quarter of 2004. The sales increase was driven by growth outside of North America including higher sales of DualTronicTM transmission modules. The Drivetrain segment’s earnings before interest and taxes decreased 7.8% for the quarter due to lower domestic production of light trucks and sport-utility vehicles equipped with its torque transfer products.
The Engine segment net sales increased $204.0 million, or 38.3% and segment earnings before interest and taxes increased $30.2 million, or 46.3% from the third quarter of 2004. The increase in net sales was partially due to the acquisition of our majority stake in Beru whose operating results are now included in this segment. Excluding the impact of the Beru acquisition, Engine segment net sales were 15.3% higher than the prior year. The Engine segment continues to benefit from strong demand for turbochargers for European passenger cars and commercial vehicle applications. Sales of timing chains increased as well, particularly to our Asian customers. The EBIT margin increased from 2004 due to increased sales across all Engine segment product lines which offset commodity cost increases and the amortization of Beru related acquisition costs.
Nine months ended September 30, 2005 vs. Nine months ended September 30, 2004
The Drivetrain segment net sales decreased $18.2 million, or 1.8% and segment earnings before interest and taxes decreased $5.8 million, or 7.4% from the first nine months of 2004. The net sales decrease was a result of weaker sport-utility and light truck production in North America, partially offset by increased sales of DualTronicTM transmission modules. The segment earnings before interest and taxes margin decrease was due primarily to the incremental profit loss on the lower sales volumes and the negative impact of commodity and health care cost increases incurred during the first nine months.
The Engine segment net sales increased $623.6 million, or 37.8% and segment earnings before interest and taxes increased $56.2 million, or 26.9% from the first nine months of 2004. The increase in net sales was partially due to the acquisition of our majority stake in Beru whose operating results are now included in this segment. Excluding the impact of the Beru acquisition, Engine segment net sales were 14.7% higher than the prior year. The Engine segment continues to benefit from strong demand for turbochargers for European passenger cars and commercial vehicle applications. Sales of timing chains increased as well, particularly to our Asian customers. The EBIT margin decreased from 2004 due to the unfavorable product mix and the amortization of Beru related acquisition costs.
Outlook for the remainder of 2005
The Company is cautious about the remainder of 2005 as the industry environment remains difficult. The recent increases in fuel prices and customer incentive sales programs have made near term vehicle production levels more uncertain. North American sport-utility vehicle sales are expected to continue to show weakness in the fourth quarter of 2005. We anticipate commodity cost increases will be approximately $45 million for 2005, including, steel, copper, aluminum, plastic resin and natural gas. The Company continues to focus on its cost reduction efforts to help offset this market weakness and the effects of commodity cost increases.
The Company maintains a positive long-term outlook for its business and is committed to ongoing strategic investments in capital and new product development to enhance its product leadership strategy. The trends that are driving our growth are expected to continue, including the growth of diesel engines in Europe, the popularity of cross-over vehicles in North America and the move to chain engine timing systems in both Europe and Asia-Pacific.

FINANCIAL CONDITION AND LIQUIDITY
Net cash provided by operating activities decreased $68.1 million from $320.7 million in the first nine months of 2004 to $252.6 million for the first nine months of 2005. The decrease in operating cash flow from 2004 was primarily due to tax payments made by our non-U.S. entities, including $30.4 million by Beru of which approximately $19.0 million related to a recently completed statutory tax audit. In addition, in 2004 the Company funded its U.S. employee retirement benefit plans with $25.8 million of the Company’s common stock.
Capital spending, including tooling outlays, was $179.7 million in the first nine months of 2005, compared with $167.2 million in 2004. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business and for cost reductions and productivity improvements. The Company expects to spend $285 million to $305 million on capital and tooling expenditures in 2005, but this expectation is subject to ongoing review based on market conditions.
As of September 30, 2005, debt increased from year-end 2004 by $216.1 million, and cash and cash equivalents decreased by $90.2 million. The debt increase was primarily due to the funding of our Beru acquisition. Our debt to capital ratio was 33.0% at the end of the third quarter versus 27.6% at the end of 2004. The Company paid dividends of $23.7 million and $20.9 million in the first nine months of 2005 and 2004, respectively.
The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both September 30, 2005 and 2004, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the nine-month periods ended September 30, 2005 and 2004, total cash proceeds from sales of accounts receivable were $450 million. The Company paid servicing fees related to these receivables of $1.3 million and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
The Company has a revolving credit facility, which provides for committed borrowings up to $600 million through July 2009. At September 30, 2005, $40.0 million of borrowings under the facility were outstanding in addition to $1.0 million of obligations under standby letters of credit. At December 31, 2004 the facility was unused. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at September 30, 2005 and December 31, 2004 and expects to remain compliant in future periods.
From a credit quality perspective, we have an investment grade credit rating of A- (stable outlook) from Standard & Poors and Baa2 (positive outlook) from Moodys.
The Company believes that the combination of cash balances, cash flow from operations, available credit facilities and universal shelf registration will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2005. The Company expects that net cash provided by operating activities will exceed $350 million in 2005.
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
Environmental
The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency (EPA) and certain state environmental agencies and private parties as potentially responsible parties (PRPs) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 37 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.
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
Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors; the Company has established an accrual for indicated environmental liabilities with a balance at September 30, 2005 of approximately $54.9 million. Included in the total accrued liability is the $31.7 million anticipated cost to settle all outstanding claims related to Crystal Springs described below, which was recorded in the second quarter of 2005. The Company expects to expend substantially all of the $54.9 million environmental accrued liability over the next three to five years.
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
The Company and other defendants, including the Company’s subsidiary Kuhlman Corporation, entered into a settlement regarding approximately 90% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $39.0 million in settlement funds. The actual amount paid in settlement will depend upon the number of plaintiffs who opt-out of the settlement. The settlement will be paid in three approximately equal installments. The first payment of $12.9 million was made in the third quarter of 2005 and the remaining installments will be paid in the fourth quarter of 2005 and the first quarter of 2006.
The same group of defendants entered into a settlement in October 2005 regarding approximately 9% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $5.4 million in settlement funds. The actual amount paid in settlement will depend upon the number of plaintiffs who opt-out of the settlement. The settlement will be paid in two approximately equal installments in the fourth quarter of 2005 and the first quarter of 2006. With this settlement, the Company and the other defendants have resolved about 98% of the personal injury and property damage claims relating to the alleged environmental contamination.
Product Liability
Like many other industrial companies who have historically operated in the United States, the Company (or parties the Company indemnifies) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products, manufactured many years ago that contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of September 30, 2005, the Company had approximately 83,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 76,000 are pending in just three jurisdictions, where significant tort reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurer. In the first nine months of 2005, of the approximately 11,700 claims resolved, only 229 (2.0%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2004 of the 4,062 claims resolved, only 255 (6.3%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2003 of the 4,664 claims resolved, only 273 (5.9%) resulted in any payment being made to claimants. The settlement and defense costs of these claims were paid by the insurance carriers, except for $3.4 million paid in the first nine months of 2005 and $1.0 million for the full year in 2004 as described in the paragraph below. Based upon the encapsulated nature of the products, our experiences in aggressively defending and resolving claims in the past, and our significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.
Prior to June 2004, all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding agreement. In June 2004, primary layer insurance carriers notified the Company of the exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding agreement. The Company has paid $3.4 million in the first nine months of 2005 and $1.0 million in the fourth quarter of 2004 as a result of the funding agreement. The Company is expecting to fully recover these amounts. Recovery is dependent on the completion of an audit proving the exhaustion of primary insurance coverage and the successful resolution of the declaratory judgment action referred to below.
The Company’s contractual relationship with the secondary layer carriers provides a change in circumstances and allows the Company to take a more direct role in defending and settling claims than with the primary carriers. Previously, the Company’s arrangement utilized the primary layer insurance carriers’ positions to defend and negotiate the settlements with input from the Company.
At September 30, 2005, the Company has a liability of $41.2 million; with a related asset of $41.2 million to recognize the insurance proceeds receivable to the Company for estimated claim losses. At December 31, 2004, the comparable value of the insurance receivable and accrued liability was $40.8 million.

The amounts recorded in the Condensed Consolidated Balance Sheets are as follows:

	September 30,	December 31,
(Millions)	2005	2004
Assets:
Prepayments and other current assets	$13.6	$13.5
Other non-current assets	27.6	27.3

Total insurance receivable	$41.2	$40.8

Liabilities:
Accounts payable and accrued expenses	$13.6	$13.5
Long-term liabilities — other	27.6	27.3

Total accrued liability	$41.2	$40.8

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
A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (CNA) against the Company and certain of its other historical general liability insurers. CNA provided the Company with both primary and additional layer insurance, and, in conjunction with other insurers, is currently defending and indemnifying the Company in its pending asbestos-related product liability claims. The lawsuit seeks to determine the extent of insurance coverage available to the Company including whether the available limits exhaust on a “per occurrence” or an “aggregate” basis, and to determine how the applicable coverage responsibilities should be apportioned. On August 15, 2005, the Court issued an interim order regarding the apportionment matter. The interim order has the effect of making insurers responsible for all defense and settlement costs pro rata to time-on-the-risk, with the pro-ration method to hold the insured harmless for periods of bankrupt or unavailable coverage. This interim order is under appeal. In addition to the primary insurance available for asbestos-related claims, the Company has substantial additional layers of insurance available for potential future asbestos-related product claims. As such, the Company continues to believe that its coverage is sufficient to meet foreseeable liabilities.
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

New Accounting Pronouncements
In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” which is an amendment of ARB No.43, Chapter 4. This statement provides clarification of accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Generally, this statement requires that those items be recognized as current period charges. SFAS 151 will be effective for the Company on January 1, 2006. The Company does not expect that this pronouncement will have a material impact on its consolidated financial position, results of operations and cash flows.
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
In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of SFAS 143. FIN 47 clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation should be accounted for. In addition, the Interpretation clarifies the circumstances under which fair value of an asset retirement obligation is considered subject to reasonable estimation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect that this pronouncement will have a material impact on its consolidated financial position, results of operations and cash flows.
Recent Development
On October 21, 2005, the Company announced a $0.14 per share dividend to be paid on November 15, 2005 to stockholders of record on November 1, 2005.
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
The Company completed the acquisition of its majority stake in Beru during the first quarter of 2005 and has not yet completed its documentation and testing of Beru’s internal controls over financial reporting. The Company is in the process of evaluating Beru’s internal controls.

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
The same group of defendants entered into a settlement in October 2005 regarding approximately 9% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $5.4 million in settlement funds. The actual amount paid in settlement will depend upon the number of plaintiffs who opt-out of the settlement. The settlement will be paid in two approximately equal installments in the fourth quarter of 2005 and the first quarter of 2006. With this settlement, the Company and the other defendants have resolved about 98% of the personal injury and property damage claims relating to the alleged environmental contamination.
The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 10 — Contingencies for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.
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

(Signature)

Jeffrey L. Obermayer

Vice President and Controller

(Principal Accounting Officer)
Date: October 26, 2005