Form 10-K
period 2005-12-31
BORGWARNER INC
filed 2006-02-17
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from                                                              to
Commission File Number: 1-12162

BorgWarner Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3404508
(State of Incorporation)	(I.R.S. Employer Identification No.)
3850 Hamlin Road
Auburn Hills, Michigan 48326
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code 248-754-9200

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2005 (the last business day of the most recently completed second fiscal quarter) was approximately $3.0 billion. As of February 10, 2006, the registrant had 57,195,503 shares of voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Part of Form 10-K
into which
Document	incorporated

BorgWarner Inc. 2005 Annual Report to Stockholders	Parts I, II and IV
BorgWarner Inc. Proxy Statement for the 2006 Annual Meeting of Stockholders	Part III

BORGWARNER INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2005

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION
      BorgWarner Inc. and its Consolidated Subsidiaries (the “Company”) has made forward-looking statements in this document that are based on management’s current expectations, estimates, and projections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed, projected, or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in global or regional vehicle production; the continued use of outside suppliers by original equipment manufacturers, fluctuations in demand for vehicles containing the Company’s products, general economic conditions, as well as other risks noted under “Risk Factors.” The Company does not undertake any obligation to update any forward-looking statement.

PART I

Item 1.	Business
      The Company, a Delaware corporation, was incorporated in 1987. The Company is a leading, global supplier of highly engineered systems and components, primarily for powertrain applications. The Company’s products help improve vehicle performance, fuel efficiency, air quality and vehicle stability. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles, vans and light trucks). The Company’s products are also sold to OEMs of commercial trucks, buses and agricultural and off-highway vehicles. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.
Financial Information About Segments
      Incorporated herein by reference is Note 19 of the Notes to Consolidated Financial Statements of the Company’s Annual Report for the year ended December 31, 2005 (the “Company’s Annual Report”) filed as an exhibit to this report.
Narrative Description of Operating Segments
      The Company reports its results under two reportable operating segments: Engine and Drivetrain. Net revenues by segment for the three years ended December 31, 2005, 2004 and 2003, are as follows (in millions of dollars):

	Year Ended December 31,

	2005	2004	2003

Engine	$3,004.7	$2,217.0	$1,869.7
Drivetrain	1,333.7	1,358.6	1,245.6
Inter-segment eliminations	(44.6)	(50.3)	(46.1)

Net sales	$4,293.8	$3,525.3	$3,069.2

      The sales information presented above excludes the sales by the Company’s unconsolidated joint ventures (See “Joint Ventures” section). Such sales totaled approximately $635 million in 2005, $500 million in 2004, and $391 million in 2003.
Engine
      The Engine Group develops products to manage engines for fuel efficiency, reduced emissions, and enhanced performance. Its products currently fall into the following major categories: turbochargers, chain products, emissions systems, thermal systems, diesel cold start and gasoline ignition technology, tire pressure monitoring systems and diesel cabin heaters.
      The Engine Group provides turbochargers for light vehicle, commercial vehicle and off-road applications for diesel and gasoline engine manufacturers in Europe, North America, South America and Asia. The Engine Group has greatly benefited from the growth in turbocharger demand in Europe. This growth is linked to increasing demand for diesel engines in light vehicles and for turbocharged gasoline engines. Benefits of turbochargers in both light vehicle and commercial vehicle applications include increased power for a given engine size, improved fuel economy and significantly reduced emissions. The Company believes it is a leading manufacturer of turbochargers worldwide.
      Sales of turbochargers for light vehicles represented approximately 16%, 16%, and 13% of the Company’s total revenues for 2005, 2004 and 2003, respectively. The Company currently supplies light vehicle turbochargers to VW/ Audi, Renault, PSA, DaimlerChrysler, Hyundai and Fiat and commercial vehicle turbochargers to Caterpillar, John Deere, DaimlerChrysler, International, Deutz and MAN. The Company expects to supply the next generation of light vehicle turbochargers in Europe to VW/

Audi, Renault, PSA, BMW, Ford and Fiat. In 2004, the Company announced that it would supply the 3.0 liter, 6-cylinder engine for the BMW 5-series with its regulated two-stage turbocharging system known as R2S®. The system allows continuously variable adaption of the turbine and compressor side for every operating point of the engine. In 2005, the Company announced the start of production of R2S® for medium truck applications. In 2005, the Company also announced that it would supply turbochargers for VW/ Audi’s 2.0 liter gasoline direct injection engine as well as for the first dual-charged 1.4 liter gasoline direct injection engine. These products are provided from facilities in Europe, North America, South America, and Asia.
      The Engine Group’s products in chain and chain systems include timing chain and timing chain systems, crankshaft and camshaft sprockets, chain tensioners, guides and snubbers, HY-VO® Front-Wheel Drive (“FWD”) transmission chain and Four-Wheel Drive (“4WD”) chain, and MORSE GEMINI® chain systems for light vehicle and commercial vehicle applications.
      The Company’s timing chain systems are used on Ford’s family of overhead cam engines, including the Duratech and Triton, and in-line 4 cylinder engines, as well as on Chrysler’s 2.7 liter, 3.7 liter, 4.7 liter and 5.7 liter overhead cam engines, which includes the Hemi applications. In addition, the Company provides timing systems to a number of Asian OEMs and their North American transplant operations, including Honda, Nissan, and Hyundai, and to several European OEMs. The Company believes that it is the world’s leading manufacturer of timing chain systems.
      The Engine Group also has started production of its first high-volume variable cam timing (“VCT”) systems for a new family of GM V6 engines. VCT is a means of precisely controlling the flow of air into and out of an engine by allowing the camshaft to be dynamically phased relative to its crankshaft. The Company’s VCT system includes Torsional Assisttm technology, which utilizes camshaft torque as its actuation energy instead of the conventional oil-pressure actuated approach. The VCT systems are utilized by GM’s new 3.5 liter and 3.9 liter V-6 engines in the 2006 model year Chevrolet Impala and Pontiac G6.
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
      The Engine Group also manufactures a wide variety of fluid pumps, including engine hydraulic pumps for variable cam timing and engine lubrication, and products for engine air intake management. Key products for engine air intake management include throttle bodies, electronic throttle control, and complete engine induction modules. The Engine Group also designs and manufactures products to control emissions and improve gas mileage such as electric air pumps, variable force solenoids for the actuation of cam phasing systems and exhaust gas recirculation valves for gasoline and diesel applications. These products are provided from facilities in North America and Europe.
      The Engine Group is a global provider of engine thermal solutions. The group manufactures and markets air sensing fan drives that mechanically control and electronically control fans to sense and respond to multiple cooling requirements. The Engine Group also manufactures and markets polymer fans for engine cooling systems. The Company’s thermal products provide improved vehicle fuel economy and reduced engine emissions while minimizing parasitic horsepower loss. These advanced thermal systems products are provided from facilities in North America, South America, Europe, and Asia. The Company is a leading global provider of such products, but competes with other large independent producers. This business serves the global light, medium, and heavy vehicle markets, as well as selected off-highway applications.

      In 2005, the Company acquired 69.4% of the outstanding shares of Beru Aktiengesellschaft (“Beru”), headquartered in Ludwigsburg, Germany. Beru’s operating results are included within the Engine Group. Beru is a leading global automotive supplier of diesel cold starting technology (glow plugs and instant starting systems); gasoline ignition technology (spark plugs and ignition coils); and electronic control units and sensor technology (tire pressure sensors, diesel cabin heaters and selected sensors). These products are provided from facilities located in Europe, Asia and North America.
Drivetrain
      The Drivetrain Group leverages the Company’s clutching and controls expertise for efficient torque management, developing interactive electronic control systems and strategies for the Company’s traditional mechanical products. The Drivetrain Group’s major products are transmission components and systems, and all-wheel drive (“AWD”) torque management systems.
      The Drivetrain Group engineers and manufactures components and modules for automatic transmissions in North America, Asia and Europe. Principal product lines include friction plates, one-way clutches, transmission bands and torque converter lock-up clutches for automatic transmissions. The Company is a supplier to virtually every major automatic transmission manufacturer in the world. The Company’s 50%-owned joint venture in Japan, NSK-Warner Kabushiki Kaisha (“NSK-Warner”), is a leading producer of friction plates and one-way clutches in Japan. NSK-Warner is the joint venture partner with a 40% interest in the Drivetrain Group’s Korean subsidiary, BorgWarner Transmission Systems Korea, Inc.
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
      There has been a noticeable trend in transmission technology from four and five speed to six and seven speed transmissions. Transmissions with more speeds improve fuel economy and vehicle performance. These transmissions are being developed by a variety of transmission manufacturers, including ZF, Aisin AW, Hyundai, DaimlerChrysler, GM, Ford and Jatco. The Company supplies products for four, five, six, and seven speed transmissions, including solenoids, transmission control modules, friction plates and clutching mechanisms.
      The Company’s torque management products include 4WD, AWD transfer cases and systems for rear-wheel drive vehicles, and torque management products and systems to transfer torque within the drivetrain for FWD/AWD based vehicles. The main focus is on electronically controlled (active) torque management devices and systems. Other torque management products include synchronizer rings and systems for application in manual and automated transmissions.
      Transfer cases are installed primarily on light trucks, sport-utility vehicles (“SUVs”), and rear-wheel drive based cross-over vehicles (“CUVs”). A transfer case attaches to the transmission and distributes torque to the front and rear axles for 4WD, improving vehicle control during off-road use and in a variety of road conditions. The Company has designed and developed an exclusive 4WD TORQUE-ON-DEMAND® (“TOD®”) transfer case system, which allows vehicles to automatically shift from two-wheel drive to 4WD when electronic data and sensors indicate it is necessary. The TOD® transfer case is available on the Ford Explorer, Ford Expedition, Lincoln Navigator and SsangYong Musso. In 2001, this technology was also adopted by Hyundai for its Terracan SUV, and was launched on the Kia Sorento in 2002. The Company also began production in 2005 on transfer cases for the SsangYong Kyron, and for Beijing Jeep.
      Sales of rear-wheel drive based transfer cases and components represented approximately 12%, 18% and 20% of the Company’s total revenues for 2005, 2004 and 2003, respectively. The Company’s largest customer of 4WD transfer cases is Ford Motor Company. The Company supplies the majority of the 4WD transfer cases to Ford, including those installed in the Ford Explorer, the Lincoln Aviator, the Ford Expedition, the Ford F-150, Ranger pick-up trucks, the Mercury Mountaineer and the Lincoln Navigator. The Company also began supplying transfer cases to several new General Motors applications in 2002 including the Hummer H2, the Cadillac Escalade, the Chevrolet Tahoe and the Suburban, along with the GMC Yukon and the Yukon XL. The Company also supplies transfer cases for the Cadillac SRX and STS and began supplying transfer cases for the new Hummer H3 in 2005. The Company also supplies 4WD transfer cases to several Asian-based OEMs. The Company also began supplying transfer cases to Audi in 2005 for its new Q7 SUV.
      One of the Company’s AWD iTrac® products is the INTERACTIVE TORQUE MANAGEMENTtm (“ITM®”) system. This product was introduced on the Acura MDX in 2000, was launched on the Honda Pilot in 2002 and on the Honda Ridgeline, a new midsize pickup, in 2005. ITM® uses electronically controlled clutches to distribute power to the individual rear wheels when traction is required. The Company is actively involved in developing this technology for new applications in both FWD based CUVs and passenger cars. A variant of this product, ITM-1®, which features a single clutch pack in front of the rear axle differential, was launched on the Hyundai Santa Fe in 2002, the Hyundai Tucson and KIA Sportage in 2004. The Company has announced that it will begin supplying a North American OEM with ITM® product in early 2006 for several passenger cars and CUVs.
      The Company’s drivetrain products are manufactured in North America, Europe, and Asia.
Joint Ventures
      As of December 31, 2005, the Company had 13 joint ventures in which it has a less-than-100% ownership interest. Results from the seven ventures in which the Company is the majority owner are consolidated as part of the Company’s results. Where the Company’s effective ownership interest is 50% or less, the Company reported using the equity method of accounting.

      Management of the unconsolidated joint ventures is shared with the Company’s respective joint venture partners. Certain information concerning the Company’s joint ventures is set forth below:

			Percentage
			Owned by	Location		Fiscal 2005
		Year	the	of		Sales ($ in
Joint Venture	Products	Organized	Company(a)	Operation	Joint Venture Partner	millions)(b)

Unconsolidated:
NSK-Warner K.K.	Transmission components	1964	50%	Japan	Nippon Seiko K.K.	$471.8

Turbo Energy Limited(c)	Turbochargers	1987	32.6%	India	Sundaram Finance Limited; Brakes India Limited	$73.0

Hitachi Warner Turbo Systems, Ltd.	Turbochargers	2001	50%	Japan	Hitachi	$51.2

Impco-Beru Technologies B.V.	Alternative Drive Systems and equipment for gas engines	1999	49%	Netherlands	Impco Technologies Inc.	$18.1

Beru Diesel Start Systems Pvt. Ltd.	Glow Plugs	1996	49%	India	Jayant Drive	$3.0

Beru-Eichenauer GmbH	PTC Heaters	2000	50%	Germany	Frizt Eichenauer GmbH & Co. KG	$17.9

Consolidated:

BorgWarner Transmission Systems Korea, Inc.	Transmission components	1987	60% (d)	Korea	NSK-Warner K.K.	$124.0

Divgi-Warner Limited	Transfer cases and automatic locking hubs	1995	60%	India	Divgi Metalwares, Ltd.	$11.0

Borg-Warner Shenglong (Ningbo) Co. Ltd	Fans, fan drives	1999	70%	China	Ningbo Shenglong Group Co., Ltd.	$19.0

BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Automotive Industry Corporation	$12.0

BorgWarner Morse TEC Murugappa Pvt. Ltd	Chain products and engine timing system components	2002	74%	India	TI Diamond Chain Ltd.	$4.0

SeohanWarner TurboSystems Ltd.	Turbochargers	2003	71%	Korea	Korea Flange Company	$3.0

Beru Korea Co. Ltd.	Ignition coils and pumps	2001	51%	Korea	Mr. Koo Bon Mo and Mr. D.H. Kim	$19.8

(a)	The Company owns 69.4% of the outstanding shares of Beru. For the joint ventures in which Beru is a party, the percentage of ownership for each joint venture reflects Beru’s ownership percentage.

(b)	All sales figures are for the year ended December 31, 2005, except for NSK-Warner and Turbo Energy Limited. NSK-Warner’s sales are reported for the 12 months ended November 30, 2005. Turbo Energy Limited’s sales are reported for the 12 months ended September 30, 2005.

(c)	The Company made purchases from Turbo Energy Limited totaling $18.7 million, $17.4 million, and $0.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(d)	BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea, Inc. This gives the Company an additional indirect effective ownership percentage of 20%. This results in a total indirect effective ownership interest of 80%.
Financial Information About Geographic Areas
      See Note 19 of the Notes to Consolidated Financial Statements in the Company’s Annual Report for financial information about geographic areas which is incorporated herein by reference.

Customers
      Approximately 73% of the Company’s total sales in 2005 were for light vehicle applications, with the remaining 27% of the Company’s sales to a diversified group of commercial truck, bus, construction and agricultural vehicle manufacturers, and to distributors of aftermarket replacement parts.
      For the most recent three-year period, the Company’s worldwide sales to the following customers were approximately as follows:

Customer	2005	2004	2003

Ford	16%	21%	23%
Volkswagen	13%	10%	8%
DaimlerChrysler	12%	14%	17%
General Motors	9%	10%	12%
      Approximately 55% of consolidated sales for 2005 were outside the United States, including exports. However, a portion of such sales were to OEMs headquartered outside the United States that produce vehicles that are, in turn, exported to the United States. See Note 19 of the Notes to Consolidated Financial Statements in the Company’s Annual Report.
      The Company’s automotive products are generally sold directly to OEMs substantially pursuant to negotiated annual contracts, long-term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon the production schedules of the OEMs. The Company typically ships its products directly from its plants to the OEMs.
Sales and Marketing
      Each of the Company’s business units within its two operating segments has its own sales function. Account executives for each business unit are assigned to serve specific OEM customers for one or more of a business unit’s products. Such account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business. Because of their close relationship with the OEMs, account executives are able to identify and meet customers’ needs based upon their knowledge of the Company’s products and design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities and as a key interface with the customers.
      In addition, between the Engine segment and the Drivetrain segment, sales and marketing employees work together to explore cross-development opportunities for the business units. The development of DualTronictm, the Company’s wet-clutch and control-system technology for a new-concept automated transmission, is an example of a successful collaboration.
Seasonality
      The Company’s business is moderately seasonal because the Company’s largest North American customers typically halt vehicle production for approximately two weeks in July and one week in December. Additionally, customers in Europe and Asia typically shut down vehicle production during portions of July or August and one week in the fourth quarter. Accordingly, the Company’s third and fourth quarters may reflect those practices.
Research and Development
      The Company conducts advanced engine and drivetrain research at the segment level. This advanced engineering function looks to leverage electronics and the Company’s expertise across product lines to create new engine and drivetrain systems and modules that can be commercialized. A venture capital fund that was created by the Company as seed money for new innovation and collaboration across businesses is managed by this function.

      In addition, each of the Company’s operating segments has its own research and development (“R&D”) organization. The Company has 811 employees, including engineers, mechanics and technicians, engaged in R&D activities at facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life cycle testing and dynamometer laboratories.
      By working closely with the OEMs and anticipating their future product needs, the Company’s R&D personnel conceive, design, develop and manufacture new proprietary automotive components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to obtain new orders from its OEM customers.
      Consistent with its strategy of developing technologically innovative products, the Company spent approximately $161.0 million, $123.1 million, and $118.2 million in 2005, 2004, and 2003, respectively, on R&D activities. Not included in the reported R&D activities were customer-sponsored R&D activities of approximately $33.3 million, $31.8 million, and $22.3 million in 2005, 2004, and 2003, respectively.
Patents and Licenses
      The Company has approximately 3,500 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company’s business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company’s financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.
      The Company owns the “BorgWarner” and “Borg-Warner Automotive” trade names and housemarks, and variations thereof, which are material to the Company’s business.
Competition
      The Company’s operating segments compete worldwide with a number of other manufacturers and distributors which produce and sell similar products. Many of these competitors are larger and have greater resources than the Company. Price, quality and technological innovation are the primary elements of competition.
      The Company’s major competitors include:

Product Type	Name of Competitor

Turbochargers:	Honeywell International Inc. Mitsubishi Heavy Industries, Ltd.
Chains:	Tsubaki Group Iwis
Torque transfer products:	Magna International Inc. Toyoda Koki
Transmission products:	Dynax Corporation INA-Schaeffler
Emissions products:	Kolbenschmidt Pierburg AG Valeo Bosch
Thermal products:	Behr GmbH & Co. Horton Iusi
Diesel cold start technology:	Bosch NGK
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
Employees
      As of December 31, 2005, the Company and its consolidated subsidiaries had approximately 17,400 salaried and hourly employees (as compared with approximately 14,500 employees at December 31, 2004), of which approximately 7,600 were U.S. employees. Included in these 17,400 employees are approximately 2,700 Beru employees. Approximately 24% of the Company’s U.S. workers are unionized. The hourly workers at the Company’s non-U.S. operations are typically unionized. The Company believes its present relations with employees to be satisfactory.
Raw Materials
      Continuing a trend which began in 2004, several raw materials used in the Company’s products hit record pricing levels, including steel, copper, resins, and certain alloying elements. This was due to a host of market factors, not the least of which included global growth demands and the effects of devastating hurricanes in North America.
      Despite these challenges, the Company used a variety of tactics in order to limit the impact of inflationary prices and supply shortages. The Company formed a global procurement organization to accelerate: cost reductions, purchases from lower cost regions, risk mitigation efforts, and collaborative buying activities. In addition, the Company used long-term contracts, cost sharing arrangements, design changes, customer buy programs, and hedging instruments to help control costs. The Company intends to use similar measures in 2006 and beyond.
      For 2006, each of the Company’s operating segments believes that its supplies of raw materials and energy are adequate and available from multiple sources to support its manufacturing requirements. Manufacturing operations for each of the Company’s operating segments are dependent upon natural gas, fuel oil, and electricity.
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
      The Company believes that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its financial position or future operating results, although no assurance can be given in this regard. Capital expenditures and expenses in 2005 attributable to compliance with such legislation were not material.

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
      Based on the information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors; the Company has established an accrual for indicated environmental liabilities with a balance at December 31, 2005 of approximately $38.3 million. Included in the total accrued liability is the $16.1 million anticipated remaining costs to settle all outstanding claims related to the Crystal Springs, Mississippi plant described separately below, which was included in the amount recorded in the second quarter of 2005. For the other 37 sites, we have accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cashflow, or financial condition. The Company expects to expend substantially all of this $38.3 million environmental accrued liability over the next three to five years.
      In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities relating to the past operations of Kuhlman Electric. The liabilities at issue result from operations of Kuhlman Electric that pre-date the Company’s acquisition of Kuhlman Electric’s parent company, Kuhlman Corporation, during 1999. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage.
      The Company and other defendants, including the Company’s subsidiary Kuhlman Corporation, entered into a settlement in July 2005 regarding approximately 90% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $39.0 million in settlement funds. The settlement was paid in three approximately equal installments. The first two payments of $12.9 million were made in the third and fourth quarter of 2005 and the remaining installment of $13.0 million was paid in the first quarter of 2006.
      The same group of defendants entered into a settlement in October 2005 regarding approximately 9% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $5.4 million in settlement funds. The settlement was paid in two approximately equal installments in the fourth quarter of 2005 and the first quarter of 2006. With this settlement, the Company and other defendants have resolved about 99% of the known personal injury and property damage claims relating to the alleged environmental contamination.
Available Information
      Through its Internet website (www.borgwarner.com), the Company makes available, free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed or furnished. The Company also makes the following documents available on its Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance Committee Charter; the Company’s Corporate Governance Guidelines; the Company’s Code of Ethical Conduct; and the Company’s Code of Ethics for CEO and Senior Financial Officers. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to Mary Brevard, Vice President, Investor Relations and Corporate Communications, 3850 Hamlin Road, Auburn Hills, Michigan 48326.
Executive Officers of the Registrant
      Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 17, 2006.

Name	Age	Position With Company

Timothy M. Manganello	56	Chairman and Chief Executive Officer
Robin J. Adams	52	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Mary E. Brevard	59	Vice President, Investor Relations and Corporate Communications
William C. Cline	56	Vice President, Acquisition Coordination
Angela D’Aversa	59	Vice President, Human Resources
Jamal M. Farhat	46	Vice President, Chief Information Officer
Anthony D. Hensel	47	Vice President and Treasurer
Laurene H. Horiszny	50	Vice President, General Counsel and Secretary
Bernd W. Matthes	45	Vice President
John J. McGill	51	Vice President, Global Supply Chain
Cynthia A. Niekamp	46	Vice President
Jeffrey L. Obermayer	50	Vice President and Controller
Mark A. Perlick	59	Vice President, Technology
Christopher H. Vance	46	Vice President, Business Development and M&A
Alfred Weber	48	Vice President
Roger J. Wood	43	Vice President
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
      Mr. Adams has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer since April 2004 and was elected to the Board of Directors in April 2005. He was Executive Vice President — Finance and Chief Financial Officer of American Axle & Manufacturing Holdings Inc. (“American Axle”) from July 1999 until April 2004. Prior to joining American Axle, he was Vice President and Treasurer and principal financial officer of BorgWarner from May 1993 until June 1999.
      Ms. Brevard has been Vice President of the Company since November 2003. She was Director of Investor Relations and Communications from February 1997 until November 2003.
      Mr. Cline has been Vice President, Acquisition Coordination since January 2005. He was Acting Chief Financial Officer of the Company from November 2003 until April 2004 and was Vice President and Controller of the Company from May 1993 until December 2004.

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
      Ms. Horiszny has been Vice President, Secretary and General Counsel of the Company since May 1993.
      Mr. Matthes has been Vice President of the Company and President and General Manger of BorgWarner Transmission Systems Inc. (“Transmission Systems”) since July 2005. He was General Manager, Operations Europe for Transmission Systems from August 2004 to July 2005. He was Vice President — Operations Europe for Transmission Systems from January 2003 to August 2004. He was Managing Director for Transmission Systems Europe from December 2002 to January 2003. He was General Manager, DualTronicTM from November 2000 to July 2005.
      Mr. McGill has been Vice President of the Company since October 1999 and Vice President, Global Supply Chain since August 2004. He was President and General Manager of TorqTransfer Systems from December 2002 until July 2004. He was President and General Manager of BorgWarner Cooling Systems Inc. from October 1999 until December 2002.
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
      Mr. Perlick has been Vice President, Technology of the Company since July 2005. He was Vice President of the Company and President of Transmission Systems from September 2004 until June 2005. He was Acting President of Transmission Systems from November 2003 until August 2004. He was Vice President — Engineering of TorqTransfer Systems from February 1999 until October 2003 and was Acting President of TorqTransfer Systems from February 2002 to December 2002.
      Mr. Vance has been Vice President — Business Development and M&A since January 2005. He was Vice President, Finance for Transmission Systems from January 2000 until December 2004.
      Mr. Weber has been Vice President of the Company since July 2002. He has been President and General Manager of BorgWarner Morse TEC Inc. (“Morse TEC”) since August 2005 and BorgWarner Thermal Systems Inc. since January 2003. He was President and General Manager of BorgWarner Emissions Systems Inc. from July 2002 until July 2005. He was Vice President, Passenger Car Operations, BorgWarner Turbo Systems Inc. from January 1999 to June 2002.
      Mr. Wood has been Vice President of the Company since January 2001 and President of BorgWarner Turbo Systems Inc. and BorgWarner Emissions Systems Inc. since August 2005. He was President and General Manger of Morse TEC from January 2001 until July 2005.

Item 1A. Risk Factors
Our industry is cyclical and our results of operations will be adversely affected by industry downturns.
      Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors. Significant reduction in automotive or truck production would have a material adverse effect on our sales to OEMs and our financial position and operating results.
We are dependent on sport utility vehicle and light truck market segments.
      Some of our products, in particular four-wheel drive transfer cases, are currently used exclusively in four-wheel drive systems for sport utility vehicles and light trucks. For 2005, for example, sales of rear-wheel drive transfer cases represented approximately 12% of our total consolidated revenue. Any significant reduction in production in this market segment or loss of business in this market segment would have a material adverse effect on our sales to OEMs and our financial position and operating results.
We face strong competition.
      We compete worldwide with a number of other manufacturers and distributors that produce and sell products similar to ours. Price, quality, and technological innovation are the primary elements of competition. Our competitors include vertically integrated units of our major OEM customers, as well as a large number of independent domestic and international suppliers. We are not as large as a number of these companies and do not have as many financial or other resources. The competitive environment has changed dramatically over the past few years as our traditional U.S. OEM customers, faced with intense international competition, have expanded their worldwide sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs and, in some cases, export or raw materials subsidies. Increased competition could adversely affect our businesses.
We are under substantial pressure from OEMs to reduce the prices of our products.
      There is substantial and continuing pressure on OEMs to reduce costs, including costs of products we supply. Although OEMs have indicated that they will continue to rely on outside suppliers, a number of our major OEM customers manufacture products for their own uses that directly compete with our products. These OEMs could elect to manufacture such products for their own uses in place of the products we currently supply. We believe that our ability to develop proprietary new products and to control our costs will allow us to remain competitive. However, we cannot assure you that we will be able to improve or maintain our gross margins on product sales to OEMs or that the trend by OEMs toward increased outsourcing will continue.
      Annual price reductions to OEM customers appear to have become a permanent feature of our business environment. In 2005 and 2004, the combination of price reductions to customers and cost increases for material, labor, and overhead, totaled approximately $139.6 million and $127.8 million, respectively. To maintain our profit margins, we seek price reductions from our suppliers, improve production processes to increase manufacturing efficiency, update product designs to reduce costs and develop new products the benefits of which support stable or increased prices. Our ability to pass through increased raw material costs to our OEM customers is limited, with cost recovery less than 100% and often on a delayed basis. We cannot assure you that we will be able to reduce costs in an amount equal to annual price reductions and increases in raw material costs.
We rely on sales to several major customers.
      Our worldwide sales in 2005 to Ford, Volkswagen, DaimlerChrysler, and General Motors constituted approximately 16%, 13%, 12%, and 9%, respectively, of our 2005 consolidated sales. These four customers constituted approximately 50% of our 2005 sales. Credit rating agencies rate two of these customers below investment grade. The corresponding percentages for 2004 were 21%, 10%, 14%, and 10%. No other single customer accounted for more than 10% of our consolidated sales in 2005 or 2004.
      Although we have had long-standing relationships with each of Ford, Volkswagen, DaimlerChrysler, and General Motors, and have sold a wide variety of products to various divisions of each company globally, the loss of any significant portion of our sales to any of these customers would have a material adverse effect on our financial position and operating results.
We are sensitive to the effects of our major customers’ labor relations.
      All three of our primary North American customers, Ford, DaimlerChrysler, and General Motors, have major union contracts with the United Automobile, Aerospace and Agricultural Implement Workers of America. Because of domestic OEMs’ dependence on a single union, we are affected by labor difficulties and work stoppages at OEMs’ facilities. Similarly, a majority of our global customers’ operations outside of North America are also represented by various unions. Any extended work stoppage could have a material adverse effect on our financial position and operating results.
Part of our labor force is unionized.
      As of December 31, 2005, approximately 24% of our U.S. hourly employees were unionized. Our two most significant domestic collective bargaining agreements are for our Muncie, Indiana plant and our Ithaca, New York plants. The Muncie agreement expires in May 2009 and the Ithaca agreement expires in October 2008. The hourly workers at our European and certain Asian facilities are also unionized. While we believe that our relations with our employees are good, a prolonged dispute with our employees could have a material adverse effect on our financial position and operating results.
We are subject to extensive environmental regulations.
      Our operations are subject to laws governing, among other things, emissions to air, discharges to waters, and the generation, handling, storage, transportation, treatment, and disposal of waste and other materials. We believe that our business, operations, and activities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws. However, the operation of automotive parts manufacturing plants entails risks in these areas, and we cannot assure you that we will not incur material costs or liabilities as a result. Furthermore, through various acquisitions over the years, we have acquired a number of manufacturing facilities, and we cannot assure you that we will not incur materials costs and liabilities relating to activities that predate our ownership. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws that may be adopted in the future.
      We believe that the overall impact of compliance with regulations and legislation protecting the environment will not have a material adverse effect on our future financial position or operating results, but we cannot assure you that this will be the case. Capital expenditures and expenses in 2005 attributable to compliance with environmental laws were not material.
We may incur material costs related to product warranties, environmental and regulatory matters, litigation, and other claims.
      We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws. As a result, as of December 31, 2005, we may be liable for the cost of clean-up and other remedial activities at 38 of these sites.

      Based on information available to us, we have established an accrual in our financial statements for indicated environmental liabilities, with a balance of approximately $38.3 million at December 31, 2005. We currently expect this amount to be expended over the next three to five years.
      We believe that none of these matters, individually or in the aggregate, will have a material adverse effect on our future financial position or operating results, either because estimates of the maximum potential liability at a site are not large or because liability will be shared with other potentially responsible parties. However, we cannot assure you of the ultimate outcome.
      We provide warranties to our customers for some of our products. Under these warranties, we may be required to bear costs and expenses for the repair or replacement of these products. We cannot assure you that costs and expenses associated with these product warranties will not be material, or that those costs will not exceed any amounts accrued for such warranties in our financial statement.
      Based upon information available to us, we have established an accrual in our financial statements for product warranties, with a balance of approximately $44.0 million at December 31, 2005.
      We are also party to, or have an obligation to defend a party to, various legal proceedings, including those described in Note 14 to the Notes to the Consolidated Financial Statements. Although we believe that none of these matters is likely to have a material adverse effect on our financial condition or future operating results, there can be no assurance as to the ultimate outcome of any such matter or proceeding.
Our growth strategy may prove unsuccessful.
      We have a stated goal of increasing revenues and operating revenues at a rate greater than global vehicle production by increasing content per vehicle with innovative new components and through select acquisitions. We may not meet our goal because of any of the following: (a) a significant decrease in the production of sport utility vehicles and light trucks, high content vehicles for us; (b) the failure to develop new products which will be purchased by our customers; (c) technology changes rendering our products obsolete; (d) a reversal of the trend of supplying systems (which allows us to increase content per vehicle) instead of components; and (e) the failure to find suitable acquisition targets or the failure to integrate operations of acquired businesses quickly and cost effectively.
We are subject to risks related to our international operations.
      We have manufacturing and technical facilities in many regions and countries, including North America, Europe, China, India, South Korea, Japan, and Brazil and sell our products worldwide. For 2005, approximately 55 percent of our sales were outside North America. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, and fluctuations in foreign currency exchange rates, changing economic conditions, and political instability and disputes.
We may not realize sales represented by awarded business.
      We base our growth projections, in part, on commitments made by our customers. These commitments generally renew yearly during a program life cycle. If actual production orders from our customers do not approximate such commitments, it could have a material adverse effect on our growth and financial performance.
Item 1B. Unresolved Staff Comments
      The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

Item 2. Properties
      As of December 31, 2005, the Company had 62 manufacturing, assembly, and technical facilities strategically located throughout the United States and worldwide. In addition to its U.S. manufacturing facilities, the Company has 10 facilities in Germany, five facilities in each of India and Korea, three facilities in each of the United Kingdom and France, two facilities in each of China, Japan, Mexico, Hungary, and Italy, and one facility in each of Brazil, Canada, Ireland, Spain, and Taiwan. The Company also has several sales offices, warehouses and technical centers. The Company’s worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In 2002, the Company completed construction of the BorgWarner Powertrain Technical Center (the “PTC”) in Auburn Hills, Michigan, which serves as a primary research and development facility and contains many of the administrative personnel for the Engine and Drivetrain segments. There are approximately 475 employees located at the PTC. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs. The majority of the facilities are operating at normal levels based on capacity.
      The following is additional information concerning the principal manufacturing, assembly, and technical facilities operated by the Company, its subsidiaries, and affiliates.(1)
ENGINE

Americas:	Europe:	Asia:
Asheville, North Carolina	Arcore, Italy	Aoyama, Japan
Auburn Hills, Michigan	Biassano, Italy(2)(3)	Changwon, South Korea(2)
Cadillac, Michigan	Bradford, England	Chennai, India
Campinas Sao Paolo, Brazil	Bretten, Germany(3)	Chungju-City, South Korea (50% JV)(3)
Civac-Juitepec, Mexico(2)(3)	Chazelles-sur-Lyon, France(3)	Hitachinaka City, Japan (50% JV)
Cortland, New York	Diss, England(3)	Kakkalur, India (74% JV)
Dixon, Illinois	Kandel, Germany (50% JV)(2)(3)	Nabari City, Japan
Fletcher, North Carolina	Kirchheimbolanden, Germany	Ningbo, China (70% JV)
Guadalajara, Mexico	La Ferte Mace, France(3)	Pyongtaek, South Korea(2)
Ithaca, New York	Ludwigsburg, Germany(3)	Shihung-City, South Korea(3)
Marshall, Michigan	Markdorf, Germany	Tainan Shien, Taiwan
Sallisaw, Oklahoma	Muggendorf, Germany(3)
Simcoe, Ontario, Canada	Neuhas, Germany(3)
Water Valley, Mississippi	Oroszlany, Hungary
Tiszakecske, Hungary(3)
Tralee, Ireland(3)
Vitoria, Spain(3)

DRIVETRAIN

Americas:	Europe:	Asia:
Auburn Hills, Michigan	Arnstadt, Germany	Beijing, China (80% JV)
Bellwood, Illinois	Heidelberg, Germany	Eumsung, South Korea (80%JV)
Frankfort, Illinois	Ketsch, Germany	Fukoroi City, Japan (50% JV)
Livonia, Michigan	Margam, Wales	Ochang, South Korea(2)
Longview, Texas	Tulle, France	Pune, India (60% JV)
Muncie, Indiana		Sirsi, India (60% JV)
Seneca, South Carolina

(1)	The table excludes joint ventures owned less than 50%.

(2)	Indicates a leased facility.

(3)	Indicates a Beru facility.

Item 3.	Legal Proceedings
      The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 14 of the Notes to Consolidated Financial Statements in the Company’s Annual Report for a discussion of environmental, asbestos and other litigation, which is incorporated herein by reference.
      A declaratory judgment action was filed by a subsidiary of the Company, BorgWarner Diversified Transmission Products Inc. (“DTP”), in January 2006 in the United Stated District Court, Southern District of Indiana, Indianapolis Division, against the United Automobile, Aerospace, and Agricultural Implements Workers of America, Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP is seeking the Court’s affirmation that DTP will not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by amending certain retirees’ medical plans, effective March 12, 2006. DTP believes that it is within its rights to amend the plan and that it will be successful on the merits of the lawsuit, although there can be no guarantee of success in any litigation.
Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to the Company’s security holders during the fourth quarter of 2005.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 10, 2006, there were 2,763 holders of record of Common Stock.
      The Company has increased its dividend during each of the last four years. During 2004, the Company paid a quarterly dividend of $0.25 on a pre-split basis. In May 2004, the Company declared a two-for-one stock split, thereby adjusting the quarterly dividend to $0.125. For the first quarter of 2005, the Company announced an increase in the cash dividend from $0.125 per share to $0.14 per share. The Company announced an increase of the cash dividend from $0.14 per share to $0.16 per share for the first quarter of 2006. While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.
      High and low sales prices*(as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 2004 and 2005 were:

Quarter Ended	High	Low

March 31, 2004	$49.32	$39.84
June 30, 2004	$45.08	$38.35
September 30, 2004	$48.77	$40.73
December 31, 2004	$54.68	$39.50
March 31, 2005	$54.50	$48.13
June 30, 2005	$56.07	$44.85
September 30, 2005	$61.07	$53.41
December 31, 2005	$61.73	$53.46

*	The 2004 first quarter shares prices were adjusted for the stock split effective May 17, 2004.
Item 6. Selected Financial Data
      The Selected Financial Data for the five years ended December 31, 2005 with respect to the following line items in the Company’s Annual Report is incorporated herein by reference and made a part of this report: net sales; net earnings; net earnings per share; total assets; total debt; and cash dividend declared per share. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report to Stockholders is incorporated herein by reference and made a part of this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
      Information with respect to interest rate risk and foreign currency exchange risk is contained in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report and is incorporated herein by reference. Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note 9 of the Notes to Consolidated Financial Statements of the Company’s Annual Report and is incorporated herein by reference. Information with respect to the Company’s level of business outside the United States which is subject to foreign currency exchange rate market risk is contained in Note 19 of the Notes to Consolidated Financial Statements under the caption “Geographic Information” and is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
      The Consolidated Financial Statements (including the notes thereto, except as noted below) of the Company and the Independent Registered Public Accounting Firm’s Report as set forth in the Company’s Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 2005 and 2004 is set forth in the Company’s Annual Report and is incorporated herein by reference. For a list of financial statements filed as part of this report, see Item 15, “Exhibits and Financial Statement Schedules” beginning on page 25.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
      The Company has adopted and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company’s internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements in conformity with GAAP. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. This evaluation included consideration of the restatements described below and in Note 18 of the Company’s audited Consolidated Financial Statements included in Part IV, Item 15 of this report.
Management’s Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report below.
      The Company’s management, including its Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

      Changes in Internal Control
      The Company purchased a 69.4% stake in Beru in January 2005. The Company considers the acquisition of Beru to be material to the results of its operations, financial position and cash flows from the date of acquisition through December 31, 2005, and believes that the internal controls and procedures of Beru have a material effect on internal control over financial reporting. Throughout 2005 the Company went through a process to coordinate the internal control processes at Beru and has extended its Sarbanes-Oxley Act Section 404 compliance program to include Beru at December 31, 2005.
      In connection with the coordination of the internal controls and processes of Beru, Beru made improvements to its internal controls and the Company improved its monitoring of the preparation of financial information at Beru and other reporting units. The Company and Beru made the following improvements to internal control over financial reporting to remediate a control deficiency at Beru which resulted in the correction discussed in Note 18 to the financial statements;

•	Implementation of additional reporting from the reporting units to the corporate treasury group related to liquidity, including financial instruments. This information requires details on any marketable securities with maturity dates greater than 90 days.

•	The maturity profile of financial instruments received from the reporting units is reviewed and any marketable securities with maturity dates greater than 90 days is noted. This procedure is reviewed and documented on a quarterly basis.

•	Internal reporting was changed to facilitate the reporting of marketable securities in the financial information received by corporate treasury from the reporting units.

•	The status of any marketable securities with maturities greater than 90 days is reviewed during quarterly balance sheet review meetings.
      There have been no other changes in internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are likely to materially affect our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of BorgWarner Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended

December 31, 2005 of the Company and our report dated February 17, 2006 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
February 17, 2006
Item 9B. Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following information from the Company’s Proxy Statement is incorporated herein by reference and made a part of this report: “Election of Directors”; “Information on Nominees for Directors and Continuing Directors”; “Board of Directors and Its Committees”; “Involvement in Certain Legal Proceedings”; “Section 16(a) Beneficial Ownership Reporting Compliance”; and “Code of Ethics”. Information with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.	Executive Compensation
      Information with respect to compensation of executive officers and directors of the Company under the captions “Director Compensation”, “Executive Compensation,” “Stock Options,” “Long-Term Incentive Plans,” and “Change of Control Employment Agreements” in the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

Item 13.	Certain Relationships and Related Transactions
      None.

Item 14.	Principal Accountant Fees and Services
      Information with respect to the fees and services of our principal accountant under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. The following consolidated financial statements of the Company in the Company’s Annual Report are incorporated herein by reference:

Independent Registered Public Accounting Firm’s Report
Consolidated Statements of Operations — years ended December 31, 2005, 2004 and 2003
Consolidated Balance Sheets — December 31, 2005 and 2004
Consolidated Statements of Cash Flows — years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedule. All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Financial statements of 50 percent or less-owned companies have been omitted because the proportionate share of their profit before income taxes and total assets are less than 20 percent of the respective consolidated amounts and investments in such companies are less than 20 percent of total consolidated assets.

3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on page A-1.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By:	/s/ Timothy M. Manganello

Timothy M. Manganello
Chairman and Chief Executive Officer
Date: February 17, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 17th day of February, 2006.

Signature	Title

/s/ Timothy M. Manganello Timothy M. Manganello	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Robin J. Adams Robin J. Adams	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)

/s/ Jeffrey L. Obermayer Jeffrey L. Obermayer	Vice President and Controller (Principal Accounting Officer)

/s/ Phyllis O. Bonanno Phyllis O. Bonanno	Director

/s/ Andrew F. Brimmer Andrew F. Brimmer	Director

/s/ David T. Brown David T. Brown	Director

/s/ Jere A. Drummond Jere A. Drummond	Director

/s/ Paul E. Glaske Paul E. Glaske	Director

/s/ Alexis P. Michas Alexis P. Michas	Director

/s/ Ernest J. Novak, Jr. Ernest J. Novak, Jr.	Director

Signature	Title

/s/ Richard O. Schaum Richard O. Schaum	Director

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Director

EXHIBIT INDEX

Exhibit
Number		Description

*3	.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).
*3	.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit No. 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
*3	.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
*3	.4	Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*4	.1	Indenture, dated as of November 1, 1996, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Registration Statement No. 333-14717).
*4	.2	Indenture, dated as of February 15, 1999, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Amendment No. 1 to Registration Statement No. 333-66879).
*4	.3	Rights Agreement, dated as of July 22, 1998, between Borg-Warner Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed on July 24, 1998).
*10	.1	Credit Agreement dated November 23, 2004 among BorgWarner Inc., The Lenders Party Hereto Morgan Stanley Senior Funding, Inc., as Administrative Agent and Syndication Agent, Euro 700,000,000 Senior Bridge Term Credit Facility, Morgan Stanley Senior Funding, Inc., as Lead Arranger and Book Runner (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K dated November 30, 2004).
*10	.2	Credit Agreement dated as of July 22, 2004 among BorgWarner Inc., as Borrower, the Lenders Party Hereto, JPMorgan Chase Bank, Administrative Agent, Bank of America, N.A. as Syndication Agent and Calyon New York Branch (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
†*10	.3	BorgWarner Inc. 2004 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
*10	.4	Form of BorgWarner Inc. 2004 Stock Incentive Plan, Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K dated July 27, 2005.
†*10	.5	BorgWarner Inc. 2004 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 22, 2004 for its 2004 Annual Meeting of Stockholders).
*10	.6	Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 33-64934).
*10	.7	Tax Sharing Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 33-64934).
*10	.8	Receivables Transfer Agreement dated as of January 28, 1994 among BWA Receivables Corporation, ABN AMRO Bank N.V. as Agent and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).

A-1

Exhibit
Number		Description

*10	.9	Amended and Restated Receivables Loan Agreement dated as of December 23, 1998 among BWA Receivables Corporation, as Borrower, Borg-Warner Automotive, Inc., as Collection Agent, ABN AMRO Bank N.V., as Agent, the Banks from time to time party hereto, ABN AMRO Bank N.V., as the Program LOC Provider and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.10		Second Amendment and Restated Receivables Loan Agreement dated as of December 6, 2004 Among BWA Receivables Corporation, as Borrower, BorgWarner Inc., as Collection Agent, ABN AMRO Bank N.V., as Agent, The Banks from Time to Time Party Hereto, and Windmill Funding Corporation.
10.11		First Amendment dated as of April 29, 2005 to Second Amended and Restated Receivables Loan Agreement.
†*10	.12	Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (incorporated by reference to Exhibit 10.18 the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†*10	.13	Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (incorporated by reference to Exhibit No. 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†*10	.14	Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27, 1993 as further amended and restated effective as of April 1, 1994 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).
†*10	.15	Borg-Warner Automotive, Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995 (incorporated by reference to Exhibit No. 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
†*10	.16	Form of Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997).
*10	.17	Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
*10	.18	Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.23 of the Company’s Form 10-K for the year ended December 31, 1998).
†*10	.19	Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 22, 2000).
*10	.20	Sale and Purchase Agreement dated October 30, 2004 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 4, 2004).
†*10	.21	BorgWarner Inc. 2005 Executive Incentive Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 24, 2005).
†*10	.22	Form of BorgWarner Inc. 2004 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 7, 2005).
13.1		Annual Report to Stockholders for the year ended December 31, 2005 with manually signed Independent Registered Public Accounting Firm’s Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).
21.1		Subsidiaries of the Company.
23.1		Independent Registered Public Accounting Firm’s Consent.
31.1		Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

A-2

Exhibit
Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
32.1	Section 1350 Certifications.

*	Incorporated by reference.

†	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

A-3