Form 10-Q
period 2006-03-31
BORGWARNER INC
filed 2006-04-27
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On March 31, 2006 the registrant had 57,240,894 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$56.8	$89.7
Marketable securities	65.8	40.6
Receivables, net	703.6	626.1
Inventories, net	341.3	332.0
Deferred income taxes	36.5	28.0
Prepayments and other current assets	48.8	52.3

Total current assets	1,252.8	1,168.7

Property, plant & equipment, net	1,301.5	1,294.9
Tooling, net	114.0	106.2
Investments & advances	215.9	197.7
Goodwill	1,036.8	1,029.8
Other non-current assets	285.2	292.1

Total assets	$4,206.2	$4,089.4

Total Liabilities and Stockholders’ Equity
Notes payable	$123.1	$160.9
Current portion of long-term debt	139.0	139.0
Accounts payable and accrued expenses	777.0	786.4
Income taxes payable	38.0	35.8

Total current liabilities	1,077.1	1,122.1

Long-term debt	510.9	440.6
Long-term retirement-related liabilities	532.8	522.1
Other long-term liabilities	218.5	224.3

Total liabilities	2,339.3	2,309.1

Minority interest	132.9	136.1

Common stock	0.6	0.6
Capital in excess of par value	837.0	828.7
Unearned compensation on restricted stock	(1.1)	(1.1)
Retained earnings	941.4	889.2
Accumulated other comprehensive income	(43.8)	(73.1)
Treasury stock	(0.1)	(0.1)

Total stockholders’ equity	1,734.0	1,644.2

Total liabilities and stockholders’ equity	$4,206.2	$4,089.4

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$1,155.2	$1,083.5
Cost of sales	928.8	869.8

Gross profit	226.4	213.7

Selling, general and administrative expenses	132.6	134.2
Other income	(0.5)	(4.1)

Operating income	94.3	83.6

Equity in affiliates earnings, net of tax	(10.0)	(4.0)
Interest expense and finance charges	9.4	9.3

Earnings before income taxes and minority interest	94.9	78.3

Provision (benefit) for income taxes	26.6	(0.3)
Minority interest, net of tax	7.0	1.0

Net earnings	$61.3	$77.6

Earnings per share — basic	$1.07	$1.38

Earnings per share — diluted	$1.06	$1.36

Weighted average shares outstanding (thousands):

Basic	57,181	56,426
Diluted	57,758	57,153

Dividends declared per share	$0.16	$0.14

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Three Months Ended
	March 31,
	2006	2005
		(Restated
		See Note 16)
Operating Activities
Net earnings	$61.3	$77.6
Non-cash charges (credits) to operations:
Depreciation	47.9	38.0
Amortization of tooling	10.0	9.7
Amortization of intangible assets and other	3.2	15.8
Stock option compensation expense	2.9	—
Deferred income tax benefit	(2.6)	(23.0)
Equity in affiliate earnings, net of dividends received, minority interest and other	2.5	(0.4)

Net earnings adjusted for non-cash charges (credits) to operations	125.2	117.7
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(67.3)	(55.7)
Inventories	(4.3)	2.4
Prepayments and other current assets	3.7	7.3
Accounts payable and accrued expenses	(0.3)	19.5
Income taxes payable	3.0	(11.9)
Other long-term assets and liabilities	(11.9)	(34.3)

Net cash provided by operating activities	48.1	45.0
Investing Activities
Capital expenditures	(53.1)	(49.3)
Tooling outlays, net of customer reimbursements	(17.2)	(3.5)
Net proceeds from asset disposals	1.1	2.9
Net (increase) decrease in marketable securities	(24.1)	4.2
Proceeds from sale of businesses	—	44.2
Payments for business acquired, net of cash and cash equivalents acquired	—	(477.2)

Net cash used in investing activities	(93.3)	(478.7)
Financing Activities
Net increase (decrease) in notes payable	(36.8)	215.9
Additions to long-term debt	125.6	124.8
Reductions in long-term debt	(54.3)	—
Proceeds from stock options exercised	2.4	1.9
Dividends paid, including minority shareholders	(18.2)	(10.5)

Net cash provided by financing activities	18.7	332.1
Effect of exchange rate changes on cash and cash equivalents	(6.4)	(11.3)

Net decrease in cash and cash equivalents	(32.9)	(112.9)
Cash and cash equivalents at beginning of year	89.7	229.7

Cash and cash equivalents at end of period	$56.8	$116.8

Supplemental Cash Flow Information
Net cash paid during the period for:
Interest	$11.0	$10.2
Income taxes	21.9	21.7
Non-cash financing transactions:
Issuance of common stock for Executive Stock Performance Plan	2.7	2.6
Total debt assumed from business acquired	—	36.0
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.
The Company has reclassified certain 2005 amounts to conform to the presentation of its 2006 Condensed Consolidated Financial Statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(2) Research and Development
Research and development (R&D) costs charged to expense were $46.0 million and $41.1 million for the three months ended March 31, 2006 and 2005, respectively. R&D costs are included primarily in the selling, general, and administrative expenses of the Condensed Consolidated Statements of Operations. Not included in these amounts were customer sponsored R&D activities of approximately $7.5 million and $9.0 million for the three months ended March 31, 2006 and 2005, respectively.
(3) Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 28.0% for 2006 differs from the U.S. statutory rate primarily due to a) foreign rates, which differ from those in the US, and b) favorable permanent items including equity in affiliate earnings and Medicare prescription drug benefits. This rate is expected to be greater than the full year 2005 effective tax rate of 17.5% because the 2005 rate included a) the release of tax accrual accounts upon conclusion of certain tax audits and b) the tax effects of dispositions. The 2006 projected effective tax rate of 28.0% compares to the Company’s full year 2005 effective tax rate associated with its on-going business operations of 27.8%.
(4) Stock-Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) – “Share-Based Payment” (“SFAS 123R”), which required the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing rewards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to January 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, no compensation cost was recognized for fixed stock options prior to January 1, 2006 because the exercise price of the stock options exceeded or equaled the market value of the Company’s common stock at the date of grant, which is the measurement date.
In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R” (“FSP 123R-2”), to provide guidance on determining the grant date for an award as defined in SFAS 123R. FSP 123R-2 stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in FSP 123R-2 upon its adoption of SFAS 123R on January 1, 2006.
Paragraph 81 of SFAS 123R requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement 123R (termed the “APIC Pool”). In November 2005, the FASB issued FSP No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”), to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to employees to the guidance provided in Paragraph 81 of SFAS 123R. The Company elected to adopt the transition method described in FSP 123R-3. Utilizing the calculation method described in FSP 123R-3, the Company calculated its APIC pool as of January 1, 2006 associated with stock options that were fully vested as of December 31, 2005. The impact on the APIC Pool for stock options that are partially vested at, or granted subsequent to, December 31, 2005 will be determined in accordance with SFAS 123R.
Under the Company’s 1993 Stock Incentive Plan, the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 plan. The 1993 plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan. Under the 2004 Stock Incentive Plan, the number of shares originally authorized for grant was 2,700,000. As of March 31, 2006, there were a total of 3,138,272 outstanding options under the 1993 and 2004 Stock Incentive Plans.

The adoption of SFAS 123R reduced income before income taxes and net earnings for the first quarter of 2006 by $2.9 million and $2.1 million ($0.04 per basic and diluted share), respectively. The adoption affected both operating activities ($2.9 million non-cash charge back) and financing activities ($0.8 million tax benefit) of the Statement of Cash Flows for the three months ended March 31, 2006.
The following table illustrates the effect on the Company’s net earnings and net earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the prior period presented:

Three months ended
(Millions, except per share amounts)	March 31, 2005
Net earnings as reported	$77.6
Add: Stock-based employee compensation expense included in net earnings, net of income tax	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax effects	(1.7)

Pro forma net earnings	$76.3

Earnings per share
Basic — as reported	$1.38

Basic — pro forma	$1.35

Diluted — as reported	$1.36

Diluted — pro forma	$1.33

Total unrecognized compensation cost related to nonvested share-based compensation on arrangements at March 31, 2006 is approximately $16.4 million. This cost is expected to be recognized over the next 2.25 years. A summary of the plans’ shares under option as of and for the three months ended March 31, 2006 is as follows:

	Shares	Weighted-average
	(thousands)	exercise price

Outstanding at December 31, 2005	3,209	$42.41
Exercised	(59)	27.00
Forfeited	(12)	31.97

Outstanding at March 31, 2006	3,138	$42.74

Options exerciseable at March 31, 2006	825	$25.97
Options available for future grants	569

In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 577,000 and 727,000 for the three months ended March 31, 2006 and 2005, respectively, due to the effects of stock options and shares issuable under the Executive Stock Performance Plan.
The Company did not grant any options during the three months ended March 31, 2006. The weighted average fair value at date of grant for options granted during 2005 was $14.63 and was estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

2005
Risk-free interest rate	4.07%
Dividend yield	1.09%
Volatility factor	27.02%
Weighted average expected life	4.0 years
The expected lives of the awards are based on historical exercise patterns and the terms of the options. The assumption for weighted average expected lives was based on a third-party evaluation of the Company’s historical exercise patterns. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over the same timeframe as the expected life of the awards. The expected dividend yield of stock is based on the Company’s historical dividend yield. The Company has no reason to believe that the expected dividend yield or the future stock volatility is likely to differ materially from historical patterns.
(5) Marketable Securities
As of March 31, 2006 and December 31, 2005, the Company had $65.8 million and $40.6 million, respectively, of highly liquid investments in marketable securities, primarily bank notes. The securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. As of March 31, 2006 and December 31, 2005, $52.6 million and $27.7 million of the contractual maturities are within one to five years and $13.2 million and $12.9 million are due beyond five years, respectively. The Company does not intend to hold these investments until maturity; rather they are available to support current operations if needed. There were no sales of marketable securities in the three months ended March 31, 2006. Net realized gains of $0.3 million, based on specific identification of securities sold, have been reported in other income for the three months ended March 31, 2005. See Note 16 regarding the restatement of marketable securities in the Company’s 2005 interim financial statements.
(6) Sales of Receivables
The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both March 31, 2006 and 2005, the Company had sold $50 million of receivables under a Receivables

Transfer Agreement for face value without recourse. During both of the three-month periods ended March 31, 2006 and 2005, total cash proceeds from sales of accounts receivable were $150 million. The Company paid servicing fees related to these receivables of $0.6 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
(7) Inventories
Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (LIFO) method, while the foreign operations use the first-in, first-out (FIFO) or average-cost methods. Inventories consisted of the following:

	March 31,	December 31,
(Millions)	2006	2005
Raw material and supplies	$160.1	$163.9
Work in progress	94.2	84.9
Finished goods	92.7	92.3

FIFO inventories	347.0	341.1
LIFO reserve	(5.7)	(9.1)

Net inventories	$341.3	$332.0

(8) Property, Plant & Equipment

	March 31,	December 31,
(Millions)	2006	2005
Land and buildings	$495.1	$487.3
Machinery and equipment	1,557.0	1,529.4
Capital leases	1.4	1.1
Construction in progress	149.1	141.6

Total property, plant & equipment	2,202.6	2,159.4
Less accumulated depreciation	(901.1)	(864.5)

Property, plant & equipment — net	$1,301.5	$1,294.9

Interest costs capitalized during the three-month periods ended March 31, 2006 and March 31, 2005, were $1.7 million and $1.0 million, respectively.
As of March 31, 2006 and December 31, 2005, accounts payable of $29.6 million and $41.6 million, respectively, were related to property, plant and equipment purchases.
As of March 31, 2006 and December 31, 2005, specific assets of $26.4 million and $32.6 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.

(9) Product Warranty
The Company provides warranties on some of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate, however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. The accrual is recorded in both long-term and short-term liabilities on the balance sheet. The following table summarizes the activity in the warranty accrual accounts:

	Three months ended
	March 31,
(Millions)	2006	2005
Beginning balance	$44.0	$26.4
Beru acquisition	—	7.3
Provision	5.6	3.2
Payments	(6.8)	(0.5)
Currency translation	1.7	(0.4)

Ending balance	$44.5	$36.0

(10) Notes Payable and Long-Term Debt
Following is a summary of notes payable and long-term debt:

	March 31, 2006		December 31, 2005
(Millions)	Current	Long-Term	Current	Long-Term
Bank borrowings and other	$90.6	$94.7	$136.2	$21.0

Term loans due through 2013 (at an average rate of 2.2% in 2006 and 3.2% in 2005)	32.5	30.9	24.3	30.4

7% Senior Notes due 11/01/06, net of unamortized discount ($139 million converted to floating rate of 6.8% by interest rate swap at 03/31/06)	139.0	—	139.0	—

6.5% Senior Notes due 02/15/09, net of unamortized discount($100 million converted to floating rate of 7.5% by interest rate swap at 03/31/06)	—	136.3	—	136.2

8% Senior Notes due 10/01/19, net of unamortized discount ($75 million converted to floating rate of 7.7% by interest rate swap at 03/31/06)	—	133.9	—	133.9

7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.1	—	119.1

Carrying amount of notes payable and long-term debt	262.1	514.9	299.5	440.6
Impact of derivatives on debt	—	(4.0)	0.4	—

Total notes payable and long-term debt	$262.1	$510.9	$299.9	$440.6

The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009. At March 31, 2006, $90.0 million of borrowings under the facility were outstanding. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at March 31, 2006 and expects to be compliant in future periods. The 7% Senior Notes with a face value of $139.0 million mature in November 2006. Management plans to refinance this amount at that time. The Company had outstanding letters of credit of $26.7 million at March 31, 2006 and $25.7 million at December 31, 2005. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
As of March 31, 2006 and December 31, 2005, the estimated fair values of the Company’s senior unsecured notes totaled $559.1 million and $574.7 million, respectively. The estimated fair values were $30.8 million higher in 2006, and $46.6 million higher in 2005, than their respective carrying values.

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
(11) Financial Instruments
The Company’s financial instruments include cash and cash equivalents, marketable securities, trade receivables, trade payables, and notes payable. Due to the short-term nature of these instruments, the book value approximates fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity swap contracts, and foreign currency forward contracts.
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). The Company also selectively uses cross-currency swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges).
A summary of these instruments outstanding at March 31, 2006 follows (currency in millions):

		Notional	Interest Rates(b)
	Hedge Type	Amount	Receive	Pay	Floating Interest Rate Basis

Interest rate swaps (a)
Fixed to floating	Fair value	$139	7.0%	6.8%	6 mo. USD LIBOR + 1.7%
Fixed to floating	Fair value	$100	6.5%	7.5%	6 mo. USD LIBOR + 2.4%
Fixed to floating	Fair value	$75	8.0%	7.7%	6 mo. USD LIBOR + 2.6%

Cross currency swap (matures 11/01/06)
Floating $	Net investment	$125	6.5%		6 mo. USD LIBOR + 1.4%
to floating ¥		¥14,930		1.8%	6 mo. JPY LIBOR + 1.6%
Cross currency swap (matures 02/15/09)
Floating $	Net investment	$100	7.5%		6 mo. USD LIBOR + 2.4%
to floating €		€75		5.4%	6 mo. EURIBOR + 2.4%
Cross currency swap (matures 10/01/19)
Floating $	Net investment	$75	7.7%		6 mo. USD LIBOR + 2.6%
to floating €		€61		5.6%	6 mo. EURIBOR + 2.6%

a)	The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary.

b)	Interest rates are as of March 31, 2006.

As of March 31, 2006, the fair value of the fixed to floating interest rate swaps was recorded as a current asset of $0.7 million and a current liability of $(0.8) million, and a non-current asset of $1.1 million and a non-current liability of $(5.0) million. As of December 31, 2005, the fair value of the fixed to floating interest rate swaps was recorded as a current asset of $1.0 million and a current liability of $(0.6) million, and a non-current asset of $2.9 million and a non-current liability of $(2.9) million. No hedge ineffectiveness was recognized in relation to fixed to floating swaps.
The cross currency swaps were recorded at their fair values of $4.5 million included in other current assets, $10.3 million included in non-current assets and $(4.3) million included in other current liabilities at March 31, 2006 and $3.9 million included in other current assets, $14.9 million included in non-current assets and $(5.1) million included in other current liabilities at December 31, 2005. Hedge ineffectiveness of $0.2 million was recognized as of March 31, 2006 in relation to cross currency swaps. Fair value is based on quoted market prices for contracts with similar maturities.
The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. As of March 31, 2006, the Company had forward commodity contracts with a total notional value of $8.2 million. The fair market value of the commodity forward contracts showing gains to the Company as of March 31, 2006 was $3.2 million ($3.2 million maturing in less than one year) and ($0.3) million for those showing losses (($0.3) million maturing in less than one year). These amounts are deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. As of December 31, 2005, the Company had commodity forward contracts with a total notional value of $5.8 million. The fair market value of the forward contracts was $2.1 million ($2.0 million maturing in less than one year) as of December 31, 2005, which was deferred in other comprehensive income. During the three and twelve months ended March 31, 2006 and December 31, 2005, respectively, hedge ineffectiveness associated with these contracts was not significant.
The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however certain long-term commitments are covered by forward currency arrangements to protect against currency risk through the second quarter of 2009. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units local currency. At March 31, 2006, contracts were outstanding to buy or sell U.S. Dollars, Euros, British Pounds Sterling, South Korean Won, Japanese Yen and Hungarian Forints. Gains and losses arising from these contracts are deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. As of March 31, 2006, deferred gains amounted to $1.4 million, ($1.4 million maturing in less than one year) and deferred losses amounted to $(1.2) million ($(0.8) million maturing in less than one year). As of December 31, 2005, deferred gains amounted to $3.0 million, ($1.6 million maturing in less than one year) and deferred losses amounted to $(1.6) million ($(1.4) million maturing in less than one year). Hedge ineffectiveness associated with open contracts as of March 31, 2006 amounted to a loss of $ (0.1) million. Hedge ineffectiveness associated with open contracts at December 31 2005 amounted to a loss of $(0.5) million. Gains and losses arising from ineffectiveness, as defined by FAS 133, are charged or credited to income as they arise.

(12) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees. The other postretirement benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to pension plans for 2006 range from $25.0 to $30.0 million, of which about $8.0 million has been contributed through the first three months of the year. The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations, are as follows:

					Other post
(Millions)	Pension benefits				retirement benefits
Three months ended March 31,	2006		2005		2006	2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$0.7	$3.2	$0.6	$2.6	$3.2	$2.1
Interest cost	4.2	3.5	4.3	3.2	8.9	8.5
Expected return on plan assets	(7.2)	(2.8)	(7.0)	(2.1)	—	—
Amortization of unrecognized transition obligation	—	0.1	—	—	—	—
Amortization of unrecognized prior service cost	0.2	—	0.4	—	(1.0)	(0.1)
Amortization of unrecognized loss	1.6	0.6	1.2	0.7	5.8	3.3

Net periodic cost/(benefit)	$(0.5)	$4.6	$(0.5)	$4.4	$16.9	$13.8

(13) Comprehensive Income
Comprehensive income is a measurement of all changes in stockholders’ equity that result from transactions and other economic events other than transactions with stockholders. The amounts presented as other comprehensive income/(loss), net of related taxes, are added to net earnings resulting in comprehensive income. The following table summarizes the components of comprehensive income on an after-tax basis for the three-month periods ended March 31, 2006 and 2005.

	Three months ended
	March 31,
(Millions)	2006	2005
Foreign currency translation adjustments, net	$30.0	$(27.1)
Market value change in hedge instruments, net	(0.9)	(1.7)
Unrealized gain/(loss) on available-for-sale securities, net	0.2	0.2
Minimum pension liability adjustment, net	—	(2.6)

Accumulated other comprehensive income/(loss)	29.3	(31.2)
Net earnings as reported	61.3	77.6

Total comprehensive income	$90.6	$46.4

(14) Contingencies
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
Environmental
The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 36 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.
The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its results of operations, financial position, or cash flows, generally either because estimates of the maximum potential liability at a site are not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such matter.
Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors, the Company has established an accrual for indicated environmental liabilities with a balance at March 31, 2006 of approximately $17.6 million. Included in the total accrued liability is the $0.3 million anticipated cost to settle all outstanding claims related to Crystal Springs described below, which was recorded in the second quarter of 2005. For the other 35 sites, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to expend substantially all of the $17.6 million environmental accrued liability over the next three to five years.
In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities relating to the past operations of Kuhlman Electric. The liabilities at issue result from operations of Kuhlman Electric that pre-date the Company’s acquisition of Kuhlman Electric’s parent company, Kuhlman Corporation, in 1999. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage.
The Company and other defendants, including the Company’s subsidiary, Kuhlman Corporation, entered into a settlement in July 2005 regarding approximately 90% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $39.0 million in settlement funds. The settlement was paid in three approximately equal installments. The first two payments of $12.9 million were made in the third and fourth quarters of 2005 and $13.0 million was paid in the first quarter of 2006.
The same group of defendants entered into a settlement in October 2005 regarding approximately 9% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $5.4 million in settlement funds. The settlement was paid in two approximately equal installments in the fourth quarter of 2005 and the first quarter of 2006. With this settlement, the Company and other defendants have resolved about 99% of the known personal injury and property damage claims relating to the alleged environmental contamination. The cost of this settlement has been recorded in other income in the Consolidated Statements of Operations.
Conditional Asset Retirement Obligations
In 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of Statement of Financial Accounting Standards (“SFAS”) 143, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations, even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition. Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of lead-based paint in conjunction with facility renovations or demolition. The Company currently has 11 manufacturing locations that have been identified as containing asbestos-related building materials, USTs, PCB transformers or capacitors, or lead-based paint. The fair value to remove and dispose of this material has been estimated and recorded at $0.8 million as of March 31, 2006 and December 31, 2005.

Product Liability
Like many other industrial companies who have historically operated in the United States, the Company (or parties the Company indemnifies) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products, manufactured many years ago that contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2006, the Company had approximately 67,800 pending asbestos-related product liability claims. Of these outstanding claims, approximately 58,000 are pending in just three jurisdictions, where significant tort reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first quarter 2006, of the approximately 2,425 claims resolved, only 46 (1.9%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2005, of the approximately 38,000 claims resolved, only 295 (0.8%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. As of March 31, 2006, the Company has a receivable of $3.5 million due to funding settlements before reimbursement by some of the secondary layer insurers under this arrangement. The Company is expecting to fully recover these amounts. At March 31, 2006, the Company has an estimated liability of $37.8 million for future claims resolutions, with a related asset of $37.8 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2005, the comparable value of the insurance receivable and accrued liability was $41.0 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	March 31,	December 31,
(Millions)	2006	2005
Assets:
Prepayments and other current assets	$16.1	$20.8
Other non-current assets	21.7	20.2

Total insurance receivable	$37.8	$41.0

Liabilities:
Accounts payable and accrued expenses	$16.1	$20.8
Long-term liabilities – other	21.7	20.2

Total accrued liability	$37.8	$41.0

The Company cannot reasonably estimate possible losses, if any, in excess of those for which it has accrued, because it cannot predict how many additional claims may be brought against the Company (or parties the Company has an obligation to indemnify) in the future, the allegations in such claims, the possible outcomes, or the impact of tort reform legislation currently being considered at the State and Federal levels.
A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (“CNA”) against the Company and certain of its other historical general liability insurers. CNA provided the Company with both primary and additional layer insurance, and, in conjunction with other insurers, is currently defending and indemnifying the Company in its pending asbestos-related product liability claims. The lawsuit seeks to determine the extent of insurance coverage available to the Company including whether the available limits exhaust on a “per occurrence” or an “aggregate” basis, and to determine how the applicable coverage responsibilities should be apportioned. On August 15, 2005, the Court issued an interim order regarding the apportionment matter. The interim order has the effect of making insurers responsible for all defense and settlement costs pro rata to time-on-the-risk, with the pro-ration method to hold the insured harmless for periods of bankrupt or unavailable coverage. Appeals of the interim order were denied. However, the issue is reserved for appellate review at the end of the action. In addition to the primary insurance available for asbestos-related claims, the Company has substantial additional layers of insurance available for potential future asbestos-related product claims. As such, the Company continues to believe that its coverage is sufficient to meet foreseeable liabilities.
Although it is impossible to predict the outcome of pending or future claims or the impact of tort reform legislation being considered at the State and Federal levels, due to the encapsulated nature of the products, the Company’s experiences in aggressively defending and resolving claims in the past, and the Company’s significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

(15) Leases and Commitments
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
(16) Restatement of Marketable Securities
On January 4, 2005, the Company acquired 62.2% of the outstanding shares of Beru AG (“Beru”), headquartered in Ludwigsburg, Germany, from the Carlyle Group and certain family shareholders. In conjunction with the acquisition, the Company launched a tender offer for the remaining outstanding shares of Beru, which ended in February 2005. Presently, the Company holds 69.4% of the shares of Beru. In the preparation of the Company’s 2005 annual financial statements, the Company determined that marketable securities, which were part of the Beru acquisition and which amounted to $46.4 million as of March 31, 2005, had previously been reported as cash and cash equivalents in the Company’s March 31, 2005 quarterly filing, and should have been reported as marketable securities. The Company has restated its March 31, 2005 financial statements contained in this quarterly filing to properly present these marketable securities.
This restatement has no impact on current assets or total assets, but does impact the presentation of the Consolidated Statement of Cash Flow for the three months ended March 31, 2005. The effects of this restatement on the previously reported March 31, 2005 Consolidated Statements of Cash Flows were to change (a) the net (increase)/decrease in marketable securities’ from $0.0 to $4.2 million; (b) payments for business acquired, net of cash acquired from $(429.4) million to $(477.2) million; (c) net cash used in investing activities from $(435.1) million to $(478.7) million; (d) effect of exchange rate changes on cash and cash equivalents from $(8.5) million to $(11.3) million; and (e) cash and cash equivalents at end of period from $163.2 million to $116.8 million.
(17) Operating Segments
Effective January 1, 2006, the Company assigned an operating facility previously reported in the Engine segment to the Drivetrain segment due to changes in the facility’s product mix. Prior period segment amounts have been re-classified to conform to the current year’s presentation. The following tables show net sales, segment earnings before interest and income taxes and total assets for the Company’s reportable operating segments.

Net Sales by Operating Segment	Three months ended March 31
(Millions)
	2006	2005

Engine	$785.9	$722.0
Drivetrain	377.0	370.6
Inter-segment eliminations	(7.7)	(9.1)

Net sales	$1,155.2	$1,083.5

Segment Earnings Before Interest and Income Taxes	Three months ended March 31
(Millions)
	2006	2005

Engine	$96.3	$74.0
Drivetrain	22.7	25.8

Segment earnings before interest and income taxes (“Segment EBIT”)	119.0	99.8
Corporate, including equity in affiliates earnings and FAS 123(R)	(14.7)	(12.2)

Consolidated earnings before interest and taxes (“EBIT”)	104.3	87.6
Interest expense and finance charges	9.4	9.3

Earnings before income taxes & minority interest	94.9	78.3
Provision for income taxes	26.6	(0.3)
Minority interest, net of tax	7.0	1.0

Net earnings	$61.3	$77.6

Total Assets
(Millions)

	March 31,	December 31,
	2006	2005
Engine	$2,819.6	$2,925.5
Drivetrain	1,142.0	1,081.8

Total	3,961.6	4,007.3
Corporate, including equity in affiliates (a)	244.6	82.1

Total assets	$4,206.2	$4,089.4

(a)	Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, cash equivalents, deferred income taxes and investments and advances.

(18) New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” which is an amendment of ARB No.43, Chapter 4. This statement provides clarification of accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Generally, this statement requires that those items be recognized as current period charges. SFAS 151 became effective for the Company on January 1, 2006. The adoption of SFAS 151 did not have a material impact on its consolidated financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, air quality and vehicle stability. They are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (i.e. passenger cars, sport-utility vehicles, cross-over vehicles, vans and light-trucks). Our products are also manufactured and sold to OEMs of commercial trucks, buses and agricultural and off-highway vehicles. We also manufacture and sell our products into the aftermarket for light and commercial vehicles. We operate manufacturing facilities serving customers in the Americas, Europe and Asia, and are an original equipment supplier to every major automaker in the world.
The Company’s products fall into two reportable operating segments: Engine and Drivetrain. Effective January 1, 2006, the Company assigned an operating facility previously reported in the Engine segment to the Drivetrain segment due to changes in the facility’s product mix. Prior period segment amounts have been re-classified to conform to the current year’s presentation. The Engine segment’s products include turbochargers, timing chain systems, air management, emissions systems, thermal systems, as well as diesel and gas ignition systems. The Drivetrain segment is comprised of all-wheel drive transfer cases, torque management systems, and components and systems for automated transmissions.
RESTATEMENT
As discussed more fully in Note 16 in Item 1 of Part I, we have restated our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and in the 2005 Form 10-K.
RESULTS OF OPERATIONS
Three months ended March 31, 2006 vs. Three months ended March 31, 2005
Consolidated net sales for the first quarter ended March 31, 2006 totaled $1,155.2 million, a 6.6% increase over the first quarter of 2005. This increase occurred while light-vehicle production was up about 4% worldwide and 3% in North America from the previous year’s quarter. Light-vehicle production increased approximately 4% in Asia-Pacific and 4% in Europe. The net sales increase was partially offset by the effect of weaker currencies, primarily the Euro, by approximately $48 million. Turbochargers, timing chain systems, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia-Pacific. Without the currency impact, the increase in net sales would have been 11.1% due to strong demand for the Company’s products in Europe and Asia-Pacific.

Gross profit and gross margin were $226.4 million and 19.6% for the first quarter 2006 as compared to $213.7 million and 19.7% for the first quarter 2005. Our gross margin percentage continues to be negatively impacted by higher raw material and energy costs including steel, copper, aluminum, plastic resin and natural gas. Raw material and energy costs increased approximately $6 million as compared to the first quarter 2005, of which aluminum was the single largest contributor. Our focused cost reduction programs in our operations partially offset these higher raw material and energy costs.
First quarter selling, general and administrative (SG&A) costs decreased $1.6 million to $132.6 million from $134.2 million, and decreased as a percentage of net sales to 11.5% from 12.4%. R&D costs, which are included in SG&A expenses, increased $4.9 million to $46.0 million from $41.1 million as compared to the first quarter of 2005. The increase is primarily driven by our continued investment in a number of cross-business R&D programs, as well as other key programs, all of which are necessary for short and long term growth. As a percentage of sales, R&D costs increased to 4.0% from 3.8% in the first quarter of 2005.
Other income for the first quarter of 2006 of $0.5 million is comprised primarily of interest income. First quarter 2005 other income of $4.1 million is comprised mainly of a gain on the sale of a business.
Equity in affiliate earnings of $10.0 million increased $6.0 million as compared to the first quarter of 2005 due to the combined effect of improved operating results of affiliates and adjustments made in 2005 to the carrying values of the equity investments.
First quarter interest expense and finance charges of $9.4 million increased $0.1 million as compared to the first quarter of 2005, primarily due to higher short-term interest rates.
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 28.0% for 2006 differs from the U.S. statutory rate primarily due to a) foreign rates, which differ from those in the US, and b) favorable permanent items including equity in affiliate earnings and Medicare prescription drug benefits. This rate is higher than the full year 2005 effective tax rate of 17.5% because the 2005 rate included a) the release of tax accrual accounts upon conclusion of certain tax audits and b) the tax effects of dispositions. The 2006 projected effective tax rate of 28.0% compares to the Company’s full year 2005 effective tax rate associated with its on-going business operations of 27.8%.
Net earnings were $61.3 million for the first quarter, or $1.06 per diluted share, a decrease of $0.30 per diluted share over the previous year’s first quarter. Improved operating results in the first quarter of 2006 provided an incremental $0.13 per share over the same period a year ago but, on a reporting basis, were more than offset by the following factors:
•	An unfavorable currency impact of $(0.07) per share

•	The impact of the implementation of FAS 123(R) of $(0.04) per share

•	A $(0.01) per share decrease due to the higher number of shares outstanding

•	The release of tax accruals in 2005 of $0.40 per share

•	Net gains from divestitures in 2005 of $0.11 per diluted share

•	The write-off in 2005 of the excess purchase price associated with Beru’s in-process R&D of $(0.13) per diluted share
Reportable Operating Segments
Effective January 1, 2006, the Company assigned an operating facility previously reported in the Engine segment to the Drivetrain segment due to changes in the facility’s product mix. Prior period segment amounts have been re-classified to conform to the current year’s presentation. The following tables present net sales and segment earnings before interest and income taxes by segment for the three months ended March 31, 2006 and 2005 and total assets as of March 31, 2006 and December 31, 2005.
Net Sales by Operating Segment
(Millions)

	Three months ended
	March 31,
	2006	2005
Engine	$785.9	$722.0
Drivetrain	377.0	370.6
Inter-segment eliminations	(7.7)	(9.1)

Net sales	$1,155.2	$1,083.5

Segment Earnings Before Interest and Income Taxes
(Millions)

	Three months ended
	March 31,
	2006	2005
Engine	$96.3	$74.0
Drivetrain	22.7	25.8

Segment earnings before interest and income taxes (“Segment EBIT”)	119.0	99.8
Corporate, including equity in affiliates earnings and FAS 123(R)	(14.7)	(12.2)

Consolidated earnings before interest and taxes (“EBIT”)	104.3	87.6
Interest expense and finance charges	9.4	9.3

Earnings before income taxes & minority interest	94.9	78.3
Provision for income taxes	26.6	(0.3)
Minority interest, net of tax	7.0	1.0

Net earnings	$61.3	$77.6

Three months ended March 31, 2006 vs. Three months ended March 31, 2005
The Engine segment net sales increased $63.9 million, or 8.9%, and segment earnings before interest and taxes increased $22.3 million, or 30.1%, from the first quarter of 2005. Excluding the one-time write-off in the first quarter of 2005 of the excess purchase price associated with Beru’s in-process R&D, the Engine segment earnings before interest and taxes increased $12.3 million, or 14.6%, over the prior year. The Engine segment continues to benefit from strong demand for turbochargers for European passenger cars and commercial vehicle applications. Sales of timing chains increased as well, particularly to our Asian customers. The EBIT margin increased from 2005 due to the combined effect of increased sales across all Engine segment product families and the unfavorable impact of special items on the first quarter 2005 EBIT margin.
The Drivetrain segment net sales increased $6.4 million, or 1.7%, and segment earnings before interest and taxes decreased $3.1 million, or 12.0%, from the first quarter of 2005. The sales increase was driven by growth outside of North America including higher sales of DualTronicTM transmission modules. The Drivetrain segment’s earnings before interest and taxes decreased due to the combined effect of higher health costs, continued raw material and energy cost pressures and lower North American production of light trucks and sport-utility vehicles equipped with its torque transfer products.
Outlook for the remainder of 2006
The Company is cautious about the remainder of 2006 as the industry environment remains difficult. The recent increases in fuel prices and customer incentive sales programs have made near term vehicle production levels more uncertain. North American sport-utility vehicle sales are expected to continue to show weakness during the rest of 2006. We anticipate commodity cost increases will be approximately $25 million for 2006 including steel, copper, aluminum, plastic resin and natural gas. The Company continues to focus on its cost reduction efforts to help offset this market weakness and the effects of commodity cost increases.
The Company maintains a positive long-term outlook for its business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The trends that are driving our longer-term growth are expected to continue, including the growth of diesel engines worldwide, the increased adoption of automatic transmissions in Europe and Asia-Pacific, the popularity of cross-over vehicles in North America and the move to chain engine timing systems in both Europe and Asia-Pacific.
FINANCIAL CONDITION AND LIQUIDITY
Net cash provided by operating activities increased $3.1 million to $48.1 million for the first three months of 2006 from $45.0 million in the first three months of 2005. Capital spending, including tooling outlays, was $70.3 million in the first three months of 2006, compared with $52.8 million in 2005. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business, and for cost reductions and productivity improvements. The Company expects to spend $285 million to $325 million on capital and tooling expenditures in 2006, but this expectation is subject to ongoing review based on market conditions.
As of March 31, 2006, debt increased from year-end 2005 by $32.5 million, cash and cash equivalents decreased by $32.9 million and marketable securities increased by $25.2 million. Our debt to capital ratio was 30.8% at the end of the first quarter versus 31.1% at the end of 2005. The Company paid dividends, including those to minority shareholders, of $18.2 million and $10.5 million in the first three months of 2006 and 2005, respectively.
The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both March 31, 2006 and 2005, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the three-month periods ended March 31, 2006 and 2005, total cash proceeds from sales of accounts receivable were $150 million. The Company paid servicing fees related to these receivables of $0.6 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
The Company has a revolving credit facility, which provides for committed borrowings up to $600 million through July 2009. At March 31, 2006, $90.0 million of borrowings under the facility were outstanding in addition to $26.7 million of obligations under standby letters of credit. At December 31, 2005, $15.0 million of borrowings under the facility were outstanding in addition to $25.7 million of obligations under standby letters of credit. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at March 31, 2006 and December 31, 2005 and expects to remain compliant in future periods.
From a credit quality perspective, we have an investment grade credit rating of A- (stable outlook) from Standard & Poors and Baa2 (positive outlook) from Moodys.
The Company believes that the combination of cash balances, cash flow from operations, available credit facilities and universal shelf registration will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2006. The Company expects that net cash provided by operating activities will be approximately $450 million in 2006.
OTHER MATTERS
Contingencies
The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental

Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 36 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.
The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its results of operations, financial position, or cash flows, generally either because estimates of the maximum potential liability at a site are not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such matter.
Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors, the Company has established an accrual for indicated environmental liabilities with a balance at March 31, 2006 of approximately $17.6 million. Included in the total accrued liability is the $0.3 million anticipated cost to settle all outstanding claims related to Crystal Springs described below, which was recorded in the second quarter of 2005. For the other 35 sites, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to expend substantially all of the $17.6 million environmental accrued liability over the next three to five years.
In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities relating to the past operations of Kuhlman Electric. The liabilities at issue result from operations of Kuhlman Electric that pre-date the Company’s acquisition of Kuhlman Electric’s parent company, Kuhlman Corporation, in 1999. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage.
The Company and other defendants, including the Company’s subsidiary, Kuhlman Corporation, entered into a settlement in July 2005 regarding approximately 90% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $39.0 million in settlement funds. The settlement was paid in three approximately equal installments. The first two payments of $12.9 million were made in the third and fourth quarters of 2005 and $13.0 million was paid in the first quarter of 2006.
The same group of defendants entered into a settlement in October 2005 regarding approximately 9% of personal injury and property damage claims relating to the alleged environmental contamination. In exchange for, among other things, the dismissal with prejudice of these lawsuits, the defendants agreed to pay a total sum of up to $5.4 million in settlement funds. The settlement was paid in two approximately equal installments in the fourth quarter of 2005 and the first quarter of 2006. With this settlement, the Company and other defendants have resolved about 99% of the known personal injury and property damage claims relating to the alleged environmental contamination. The cost of this settlement has been recorded in other income in the Consolidated Statements of Operations.
Conditional Asset Retirement Obligations
In 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of Statement of Financial Accounting Standards (“SFAS”) 143, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations, even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition. Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of lead-based paint in conjunction with facility renovations or demolition. The Company currently has 11 manufacturing locations that have been identified as containing asbestos-related building materials, USTs, PCB transformers or capacitors, or lead-based paint. The fair value to remove and dispose of this material has been estimated and recorded at $0.8 million as of March 31, 2006 and December 31, 2005.
Product Liability
Like many other industrial companies who have historically operated in the United States, the Company (or parties the Company indemnifies) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products, manufactured many years ago that contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2006, the Company had approximately 67,800 pending asbestos-related product liability claims. Of these outstanding claims, approximately 58,000 are pending in just three jurisdictions, where significant tort reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first quarter 2006, of the approximately 2,425 claims resolved, only 46 (1.9%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2005, of the approximately 38,000 claims resolved, only 295 (0.8%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. As of March 31, 2006, the Company has a receivable of $3.5 million due to funding settlements before reimbursement by some of the secondary layer insurers under this arrangement. The Company is expecting to fully recover these amounts. At March 31, 2006, the Company has an estimated liability of $37.8 million for future claims resolutions, with a related asset of $37.8 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2005, the comparable value of the insurance receivable and accrued liability was $41.0 million.
The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	March 31,	December 31,
(Millions)	2006	2005
Assets:
Prepayments and other current assets	$16.1	$20.8
Other non-current assets	21.7	20.2

Total insurance receivable	$37.8	$41.0

Liabilities:
Accounts payable and accrued expenses	$16.1	$20.8
Long-term liabilities – other	21.7	20.2

Total accrued liability	$37.8	$41.0

The Company cannot reasonably estimate possible losses, if any, in excess of those for which it has accrued, because it cannot predict how many additional claims may be brought against the Company (or parties the Company has an obligation to indemnify) in the future, the allegations in such claims, the possible outcomes, or the impact of tort reform legislation currently being considered at the State and Federal levels.
A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (“CNA”) against the Company and certain of its other historical general liability insurers. CNA provided the Company with both primary and additional layer insurance, and, in conjunction with other insurers, is currently defending and indemnifying the Company in its pending asbestos-related product liability claims. The lawsuit seeks to determine the extent of insurance coverage available to the Company including whether the available limits exhaust on a “per occurrence” or an “aggregate” basis, and to determine how the applicable coverage responsibilities should be apportioned. On August 15, 2005, the Court issued an interim order regarding the apportionment matter. The interim order has the effect of making insurers responsible for all defense and settlement costs pro rata to time- on-the-risk, with the pro-ration method to hold the insured harmless for periods of bankrupt or unavailable coverage. Appeals of the interim order were denied. However, the issue is reserved for appellate review at the end of the action. In addition to the primary insurance available for asbestos-related claims, the Company has substantial additional layers of insurance available for potential future asbestos-related product claims. As such, the Company continues to believe that its coverage is sufficient to meet foreseeable liabilities.
Although it is impossible to predict the outcome of pending or future claims or the impact of tort reform legislation being considered at the State and Federal levels, due to the encapsulated nature of the products, the Company’s experiences in aggressively defending and resolving claims in the past, and the Company’s significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.
New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” which is an amendment of ARB No.43, Chapter 4. This statement provides clarification of accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Generally, this statement requires that those items be recognized as current period charges. SFAS 151 became effective for the Company on January 1, 2006. The adoption of SFAS 151 did not have a material impact on its consolidated financial position, results of operations and cash flows.
Recent Development
On April 21, 2006, the Company announced a $0.16 per share dividend to be paid on May 15, 2006 to stockholders of record on May 1, 2006.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management’s current expectations, estimates and projections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing the Company’s products, general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors, identified in the Form 10-K for the fiscal year ended December 31, 2005. The Company does not undertake any obligation to update any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes to our exposures related to market risk since December 31, 2005.
Item 4. Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 14 – Contingencies to the condensed consolidated financial statements for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.
A declaratory judgment action was filed by a subsidiary of the Company, BorgWarner Diversified Transmission Products Inc. (“DTP”), in January 2006 in the United States District Court, Southern District of Indiana, Indianapolis Division, against the United Automobile, Aerospace, and Agricultural Implements Workers of America, Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP is seeking the Court’s affirmation that DTP will not violate the Labor-Management Relations Act of 1947 (“LMRA”) or the Employee Retirement Income Security Act (“ERISA”) by amending certain retirees’ medical plans, effective March 12, 2006. In February 2006, four retirees filed a parallel retiree health benefits case in the United States District Court, Eastern District of Michigan, Southern Division, and sought certification of the case as a class action. Motions concerning the appropriate venue for these cases are expected to be heard in the second quarter. DTP believes that it is within its rights to amend the plans and that it will be successful on the merits of the lawsuits, although there can be no guarantee of success in any litigation.
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

Date: April 27, 2006