Form 10-Q
period 2006-06-30
BORGWARNER INC
filed 2006-07-27
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
On June 30, 2006 the registrant had 57,379,364 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$67.2	$89.7
Marketable securities	61.4	40.6
Receivables, net	716.7	626.1
Inventories, net	357.3	332.0
Deferred income taxes	35.5	28.0
Prepayments and other current assets	53.0	52.3

Total current assets	1,291.1	1,168.7

Property, plant & equipment, net	1,340.1	1,294.9

Tooling, net	119.4	106.2
Investments & advances	209.4	197.7
Goodwill	1,052.9	1,029.8
Other non-current assets	284.4	292.1

Total Assets	$4,297.3	$4,089.4

Liabilities and Stockholders’ Equity
Notes payable	$95.3	$160.9
Current portion of long-term debt	139.0	139.0
Accounts payable and accrued expenses	816.4	786.4
Income taxes payable	31.9	35.8

Total current liabilities	1,082.6	1,122.1

Long-term debt	451.5	440.6
Long-term retirement-related liabilities	540.0	522.1
Other long-term liabilities	239.5	224.3

Total long-term liabilities	1,231.0	1,187.0

Minority interest in consolidated subsidiaries	139.5	136.1

Common stock	0.6	0.6
Capital in excess of par value	844.8	828.7
Unearned compensation on restricted stock	(0.8)	(1.1)
Retained earnings	1,002.4	889.2
Accumulated other comprehensive income	(2.7)	(73.1)
Treasury stock	(0.1)	(0.1)

Total stockholders’ equity	1,844.2	1,644.2

Total Liabilities and Stockholders’ Equity	$4,297.3	$4,089.4

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$1,168.7	$1,111.4	$2,323.9	$2,194.9
Cost of sales	937.6	879.0	1,869.5	1,748.8

Gross profit	231.1	232.4	454.4	446.1

Selling, general and administrative expenses	124.3	131.6	253.8	265.8
Other (income) loss, including litigation settlement	(0.7)	42.1	(1.2)	38.0

Operating income	107.5	58.7	201.8	142.3

Equity in affiliate earnings, net of tax	(8.5)	(8.0)	(18.5)	(12.0)
Interest expense and finance charges	9.9	9.9	19.3	19.2

Earnings before income taxes and minority interest	106.1	56.8	201.0	135.1

Provision for income taxes	29.7	12.8	56.3	12.5
Minority interest, net of tax	6.2	8.1	13.2	9.1

Net earnings	$70.2	$35.9	$131.5	$113.5

Earnings per share — basic	$1.22	$0.64	$2.30	$2.01

Earnings per share — diluted	$1.21	$0.63	$2.27	$1.99

Weighted average shares outstanding (thousands):

Basic	57,328	56,506	57,254	56,463
Diluted	57,998	57,167	57,878	57,157

Dividends declared per share	$0.16	$0.14	$0.32	$0.28

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Six Months Ended
	June 30,
	2006	2005
		(Restated
		See Note
		16)
Operating
Net earnings	$131.5	$113.5
Non-cash charges (credits) to operations:
Depreciation	95.9	90.3
Amortization of tooling	21.6	19.0
Amortization of intangible assets and other	6.6	21.3
Stock option compensation expense	5.9	—
Deferred income tax benefit	(7.4)	(23.0)
Equity in affiliate earnings, net of dividends received, minority interest and other	20.4	4.8

Net earnings adjusted for non-cash charges (credits) to operations	274.5	225.9
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Increase in receivables	(58.2)	(69.5)
Increase in inventories	(9.9)	(33.5)
Increase in prepayments and other current assets	(0.1)	(11.2)
Increase in accounts payable and accrued expenses	26.1	108.9
(Decrease) increase in income taxes payable	(6.6)	4.3
Net change in other long-term assets and liabilities	7.4	(38.8)

Net cash provided by operating activities	233.2	186.1
Investing
Capital expenditures	(113.2)	(99.2)
Tooling outlays, net of customer reimbursements	(32.3)	(14.2)
Net proceeds from asset disposals	2.6	6.0
Net increase in marketable securities	(17.4)	(7.1)
Proceeds from sale of businesses	—	44.2
Payments for business acquired, net of cash and cash equivalents acquired	—	(477.2)

Net cash used in investing activities	(160.3)	(547.5)
Financing
Net (decrease) increase in notes payable	(74.6)	178.9
Additions to long-term debt	100.0	124.8
Reductions in long-term debt	(81.4)	(47.3)
Proceeds from stock options exercised	7.3	3.3
Dividends paid, including minority shareholders	(34.5)	(18.8)

Net cash (used in) provided by financing activities	(83.2)	240.9
Effect of exchange rate changes on cash and cash equivalents	(12.2)	(16.5)

Net decrease in cash and cash equivalents	(22.5)	(137.0)
Cash and cash equivalents at beginning of year	89.7	229.7

Cash and cash equivalents at end of period	$67.2	$92.7

Supplemental Cash Flow Information
Net cash paid during the period for:
Interest	$22.0	$20.3
Income taxes	48.1	46.3
Non-cash financing transactions:
Issuance of common stock for Executive Stock Performance Plan	3.0	2.6
Total debt assumed from business acquired	—	36.0
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.
The Company has reclassified certain 2005 amounts to conform to the presentation of its 2006 Condensed Consolidated Financial Statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(2) Research and Development
Research and development (“R&D”) costs charged to expense were $47.8 million and $40.0 million for the three months ended, and $93.9 million and $81.1 million for the six months ended June 30, 2006 and 2005, respectively. R&D costs are included primarily in the selling, general, and administrative expenses of the Condensed Consolidated Statements of Operations. Not included in these amounts were customer sponsored R&D activities of approximately $6.4 million and $10.9 million for the three months ended, and $13.9 million and $19.9 million for the six months ended June 30, 2006 and 2005, respectively.
(3) Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 28.0% for 2006 differs from the U.S. statutory rate primarily due to a) foreign rates, which differ from those in the U.S., and b) favorable permanent differences between book and tax treatment for items including equity in affiliate earnings and Medicare prescription drug benefit. This rate is expected to be greater than the full year 2005 effective tax rate of 17.5% because the 2005 rate included a) the release of tax accrual accounts upon conclusion of certain tax audits and b) the tax effects of dispositions. The 2006 projected effective tax rate of 28.0% compares to the Company’s full year 2005 effective tax rate associated with its on-going business operations of 27.8%.

(4) Stock-Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) – “Share-Based Payment” (“FAS 123R”), which required the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing rewards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to January 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, no compensation cost was recognized for fixed stock options prior to January 1, 2006 because the exercise price of the stock options exceeded or equaled the market value of the Company’s common stock at the date of grant, which is the measurement date.
In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R” (“FSP 123R-2”), to provide guidance on determining the grant date for an award as defined in FAS 123R. FSP 123R-2 stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in FSP 123R-2 upon its adoption of FAS 123R on January 1, 2006.
Paragraph 81 of FAS 123R requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement 123R (termed the “APIC Pool”). In November 2005, the FASB issued FSP No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”), to provide an alternative transition election related to accounting for the tax effects of share-based payment awards to employees to the guidance provided in Paragraph 81 of FAS 123R. The Company elected to adopt the transition method described in FSP 123R-3. Utilizing the calculation method described in FSP 123R-3, the Company calculated its APIC pool as of January 1, 2006 associated with stock options that were fully vested as of December 31, 2005. The impact on the APIC Pool for stock options that are partially vested at, or granted subsequent to, December 31, 2005 will be determined in accordance with FAS 123R.
Under the Company’s 1993 Stock Incentive Plan, the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. The 1993 plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2006 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the plan. Under the Amended and Restated 2004 Stock Incentive Plan, the number of shares authorized for grant is 5,000,000. As of June 30, 2006, there were a total of 3,002,142 outstanding options under the 1993 and 2004 Stock Incentive Plans.
The adoption of FAS 123R reduced income before income taxes and net earnings by $2.9 million and $2.1 million ($0.04 per basic and diluted share) for the three months ended, and $5.9 million and $4.2 million ($0.07 per basic and diluted share) for the six months ended June 30, 2006, respectively. The adoption affected both operating activities ($5.9 million non-cash charge back) and financing activities ($1.7 million tax benefit) of the Statement of Cash Flows for the six months ended June 30, 2006.
The following table illustrates the effect on the Company’s net earnings and net earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the prior periods presented:

	Three months ended	Six months ended
(Millions, except per share amounts)	June 30, 2005	June 30, 2005
Net earnings as reported	$35.9	$113.5
Add: Stock-based employee compensation expense included in net earnings, net of income tax	2.0	2.4
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax effects	(3.3)	(5.0)

Pro forma net earnings	$34.6	$110.9

Earnings per share
Basic — as reported	$0.64	$2.01

Basic — pro forma	$0.61	$1.96

Diluted — as reported	$0.63	$1.99

Diluted — pro forma	$0.61	$1.94

Total unrecognized compensation cost related to nonvested share-based compensation on arrangements at June 30, 2006 is approximately $13.5 million. This cost is expected to be recognized over the next two years. A summary of the plans’ shares under option as of and for the six months ended June 30, 2006 is as follows:

	Shares	Weighted-average
	(thousands)	exercise price
Outstanding at December 31, 2005	3,209	$42.41
Exercised	(195)	26.25
Forfeited	(12)	31.97

Outstanding at June 30, 2006	3,002	$43.50

Options exercisable at June 30, 2006	698	$26.24
Options available for future grants	2,869
In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 670,000 and 661,000 for the three months ended June 30, 2006 and 2005, respectively, and 624,000 and 694,000 for the six months ended June 30, 2006 and 2005, respectively, due to the effects of stock options and shares issuable under the Executive Stock Performance Plan.
The Company did not grant any options during the six months ended June 30, 2006. The weighted average fair value at date of grant for options granted during 2005 was $14.63 and was estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

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
(5) Marketable Securities
As of June 30, 2006 and December 31, 2005, the Company had $61.4 million and $40.6 million, respectively, of highly liquid investments in marketable securities, primarily bank notes. The securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. As of June 30, 2006 and December 31, 2005, $47.7 million and $27.7 million of the contractual maturities are within one to five years and $13.7 million and $12.9 million are due beyond five years, respectively. The Company does not intend to hold these investments until maturity; rather they are available to support current operations if needed. Gross proceeds from the sale of marketable securities were $6.6 million in the three and six months ended June 30, 2006. Net realized gains of $0.4 million, based on specific identification of securities sold, have been reported in other income for the three and six months ended June 30, 2006 and 2005. See Note 16 regarding the restatement of marketable securities, with respect to the Company’s 2005 interim financial statements.
(6) Sales of Receivables
The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both June 30, 2006 and 2005, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the six-month periods ended June 30, 2006 and 2005, total cash proceeds from sales of accounts receivable were $300 million. The Company paid servicing fees related to these receivables for the three and six months ended June 30, 2006 and 2005 of $0.7 million and $1.3 million and $0.4 million and $0.8 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
(7) Inventories
Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the foreign operations use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	June 30,	December 31,
(Millions)	2006	2005
Raw material and supplies	$173.3	$163.9
Work in progress	95.0	84.9
Finished goods	98.1	92.3

FIFO inventories	366.4	341.1
LIFO reserve	(9.1)	(9.1)

Net inventories	$357.3	$332.0

(8) Property, plant & equipment

	June 30,	December 31,
(Millions)	2006	2005
Land and buildings	$516.8	$487.3
Machinery and equipment	1,600.8	1,529.4
Capital leases	1.1	1.1
Construction in progress	149.9	141.6

Total property, plant & equipment	2,268.6	2,159.4
Less accumulated depreciation	(928.5)	(864.5)

Property, plant & equipment — net	$1,340.1	$1,294.9

Interest costs capitalized during the six-month periods ended June 30, 2006 and June 30, 2005 were $3.5 million and $2.3 million, respectively.
As of June 30, 2006 and December 31, 2005, accounts payable of $24.8 million and $41.6 million, respectively, were related to property, plant and equipment purchases.
As of June 30, 2006 and December 31, 2005, specific assets of $27.9 million and $32.6 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.
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

	Six months ended
	June 30,
(Millions)	2006	2005
Beginning balance	$44.0	$26.4
Beru acquisition	—	7.6
Provision	10.7	15.3
Payments	(10.7)	(10.5)
Currency translation	3.2	(0.4)

Ending balance	$47.2	$38.4

(10) Notes Payable and Long-Term Debt
Following is a summary of notes payable and long-term debt:

	June 30, 2006		December 31, 2005
(Millions)	Current	Long-Term	Current	Long-Term

Bank borrowings and other	$66.3	$40.3	$136.2	$21.0

Term loans due through 2013 (at an average rate of 2.9% in 2006 and 3.2% in 2005)	29.3	29.2	24.3	30.4
7% Senior Notes due 11/01/06, net of unamortized discount ($139 million converted to floating rate of 7.3% by interest rate swap at 06/30/06)	139.0	—	139.0	—
6.5% Senior Notes due 02/15/09, net of unamortized discount($100 million converted to floating rate of 8.0% by interest rate swap at 06/30/06)	—	136.3	—	136.2
8% Senior Notes due 10/01/19, net of unamortized discount ($75 million converted to floating rate of 8.2% by interest rate swap at 06/30/06)	—	133.9	—	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.1	—	119.1

Carrying amount of notes payable and long-term debt	234.6	458.8	299.5	440.6
Impact of derivatives on debt	(0.3)	(7.3)	0.4	—

Total notes payable and long-term debt	$234.3	$451.5	$299.9	$440.6

The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009. At June 30, 2006, $35.0 million of borrowings under the facility were outstanding. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at June 30, 2006 and expects to be compliant in future periods. The 7% Senior Notes with a face value of $139.0 million mature on November 1, 2006. Management plans to refinance this amount at that time. The Company had outstanding letters of credit of $27.0 million at June 30, 2006 and $25.7 million at December 31, 2005. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
As of June 30, 2006 and December 31, 2005, the estimated fair values of the Company’s senior unsecured notes totaled $549.9 million and $574.7 million, respectively. The estimated fair values were $21.6 million higher in 2006, and $46.6 million higher in 2005, than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
(11) Financial Instruments
The Company’s financial instruments include cash and cash equivalents, marketable securities, trade receivables, trade payables, and notes payable. Due to the short-term nature of these instruments, the book value approximates fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity swap contracts, and foreign currency forward and option contracts. All derivative contracts are placed with counterparties that have a credit rating of “A-” or better.
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
A summary of these instruments outstanding at June 30, 2006 follows (currency in millions):

		Notional	Interest Rates(b)
	Hedge Type	Amount	Receive	Pay	Floating Interest Rate Basis
Interest rate swaps(a)
Fixed to floating	Fair value	$139	7.0%	7.3%	6 mo. USD LIBOR + 1.7%
Fixed to floating	Fair value	$100	6.5%	8.0%	6 mo. USD LIBOR + 2.4%
Fixed to floating	Fair value	$75	8.0%	8.2%	6 mo. USD LIBOR + 2.6%

Cross currency swap (matures 11/01/06)
Floating $	Net investment	$125	7.0%		6 mo. USD LIBOR + 1.4%
to floating ¥		¥14,930		2.0%	6 mo. JPY LIBOR + 1.6%
Cross currency swap (matures 02/15/09)
Floating $	Net investment	$100	8.0%		6 mo. USD LIBOR + 2.4%
to floating €		€75		5.6%	6 mo. EURIBOR + 2.4%
Cross currency swap (matures 10/01/19)
Floating $	Net investment	$75	8.2%		6 mo. USD LIBOR + 2.6%
to floating €		€61		5.8%	6 mo. EURIBOR + 2.6%

a)	The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary.

b)	Interest rates are as of June 30, 2006.
As of June 30, 2006, the fair value of the fixed to floating interest rate swaps was recorded as a current asset of $0.1 million and a current liability of $(0.4) million, and a non-current asset of $0.2 million and a non-current liability of $(7.5) million. As of December 31, 2005, the fair value of the fixed to floating interest rate swaps was recorded as a current asset of $1.0 million and a current liability of $(0.6) million, and a non-current asset of

$2.9 million and a non-current liability of $(2.9) million. No hedge ineffectiveness was recognized in relation to fixed to floating swaps.
The cross currency swaps were recorded at their fair values of $2.4 million included in other current assets, $4.2 million included in non-current assets, $(7.1) million included in other current liabilities and $(4.5) million included in other non-current liabilities at June 30, 2006 and $3.9 million included in other current assets, $14.9 million included in non-current assets and $(5.1) million included in other current liabilities at December 31, 2005. Hedge ineffectiveness of $0.3 million was recognized as of June 30, 2006 in relation to cross currency swaps. Fair value is based on quoted market prices for contracts with similar maturities.
The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. As of June 30, 2006, the Company had forward commodity contracts with a total notional value of $5.8 million. As of June 30, 2006, the Company was holding commodity derivatives with positive and negative fair market values of $4.4 million and ($0.5) million, respectively, both of which mature in less than one year. Gains and losses that are deemed to be effective are deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. Gains and losses that do not qualify for deferral treatment have been credited/charged to income as they are recognized. As of December 31, 2005, the Company had commodity forward contracts with a total notional value of $5.8 million. The fair market value of the forward contracts was $2.1 million ($2.0 million maturing in less than one year) as of December 31, 2005. Gains not qualifying for deferral associated with these contracts as of June 30, 2006 amounted to $0.4 million. As of December 31, 2005 gains and losses not qualifying for deferral were insignificant.
The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however certain long-term commitments are covered by forward currency arrangements to protect against currency risk through 2009. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units local currency. At June 30, 2006, contracts were outstanding to buy or sell U.S. Dollars, Euros, British Pounds Sterling, South Korean Won, Japanese Yen and Hungarian Forints. To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income and will be reclassified and matched into income as the underlying operating transactions are realized. Any gains or losses not qualifying for deferral are credited/charged to income as they are recognized. As of June 30, 2006, the Company was holding foreign exchange derivatives with a positive market value of $2.8 million ($2.7 million maturing in less than one year). Derivative contracts with negative value amounted to $5.0 million ($2.1 million maturing in less than one year). As of December 31, 2005, the Company was holding foreign exchange derivatives with a positive market value of $3.0 million ($1.6 million maturing in less than one year). Derivative contracts with negative value amounted to $1.6 million ($1.4 million maturing in less than one year). Gains not qualifying for deferral associated with these contracts as of June 30, 2006 amounted to $0.2 million. As of December 31, 2005 losses not qualifying for deferral amounted to ($0.5) million.

(12) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees. The other postretirement benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to pension plans for 2006 range from $15.0 to $30.0 million, of which approximately $11 million has been contributed through the first six months of the year.
A subsidiary of the Company, BorgWarner Diversified Transmission Products Inc. (“DTP”), changed its retiree medical benefits program to provide certain participating retirees with continued access to group health coverage while reducing its subsidy of the program. DTP has filed a declaratory judgment action to affirm its right to adjust the benefit. Litigation over the right to adjust retiree benefits is commonplace. DTP believes it is within its right to adjust the benefit under the plans, and that it will be successful on the merits of the lawsuits, although there can be no guarantee of success in any litigation.
This plan change (negative amendment) is being amortized over the average remaining service life to retirement eligibility of active plan participants. The year to date impact has been recognized in the second quarter.
As a result of the adjustments, as well as implementing cost reduction initiatives at other subsidiaries, expenses for other postretirement benefits for the six months ended June 30, 2006 were relatively flat as compared to the expense recognized in the first six months of 2005. The Company expects the full year 2006 other postretirement expense to be comparable to the full year 2005 expense.
The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations are as follows:

					Other post
		Pension benefits			retirement benefits
(Millions)	2006		2005		2006	2005
Three months ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$0.5	$3.1	$0.6	$2.8	$2.2	$2.0
Interest cost	4.2	3.3	4.3	3.5	7.0	7.3
Expected return on plan assets	(7.0)	(2.5)	(7.2)	(2.1)	—	—
Amortization of unrecognized transition obligation	—	(0.1)	—	—	—	—
Amortization of unrecognized prior service cost	0.2	—	0.4	0.1	(6.3)	(0.3)
Amortization of unrecognized loss	1.6	0.7	1.2	0.7	5.3	3.1

Net periodic cost/(benefit)	$(0.5)	$4.5	$(0.7)	$5.0	$8.2	$12.1

					Other post
		Pension benefits			retirement benefits
(Millions)	2006		2005		2006	2005
Six months ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$1.2	$6.3	$1.2	$5.4	$5.4	$4.1
Interest cost	8.4	6.8	8.6	6.7	15.9	15.8
Expected return on plan assets	(14.2)	(5.3)	(14.2)	(4.2)	—	—
Amortization of unrecognized prior service cost	0.4	—	0.8	0.1	(7.3)	(0.4)
Amortization of unrecognized loss	3.2	1.3	2.4	1.4	11.1	6.4

Net periodic cost/(benefit)	$(1.0)	$9.1	$(1.2)	$9.4	$25.1	$25.9

(13) Comprehensive Income
Comprehensive income is a measurement of all changes in stockholders’ equity that result from transactions and other economic events other than transactions with stockholders. The amounts presented as other comprehensive income/(loss), net of related income taxes, are added to/(deducted from) net earnings resulting in comprehensive income. The following table summarizes the components of comprehensive income on an after-tax basis for the three and six-month periods ended June 30, 2006 and 2005.

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005
Foreign currency translation adjustments, net	$43.7	$(42.7)	$73.7	$(69.5)
Market value change in hedge instruments, net	(2.1)	1.9	(3.0)	0.1
Unrealized gain/(loss) on available-for-sale securities, net	(0.5)	—	(0.3)	—
Minimum pension liability adjustment, net	—	(1.4)	—	(4.0)

Accumulated other comprehensive income/(loss)	41.1	(42.2)	70.4	(73.4)
Net earnings as reported	70.2	35.9	131.5	113.5

Total comprehensive income	$111.3	$(6.3)	$201.9	$40.1

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
The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its results of operations, financial position, or cash flows. Generally, this is because either the estimates of the maximum potential liability at a site are not large or the liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such matter.
Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors, the Company has established an accrual for indicated environmental liabilities with a balance at June 30, 2006 of approximately $16 million. Excluding the Crystal Springs site discussed below for which $5.6 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to expend substantially all of the $16 million environmental accrued liability over the next three to five years.
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
Conditional Asset Retirement Obligations
In 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of Statement of Financial Accounting Standards (“SFAS”) 143, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations, even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition. Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of lead-based paint in conjunction with facility renovations or demolition. The Company currently has 11 manufacturing locations that have been identified as containing asbestos-related building materials, USTs, PCB transformers or capacitors, or lead-based paint. The fair value to remove and dispose of this material has been estimated and recorded at $0.8 million as of June 30, 2006 and December 31, 2005.
Product Liability
Like many other industrial companies who have historically operated in the United States, the Company (or parties the Company indemnifies) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products, manufactured many years ago that contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of June 30, 2006, the Company had approximately 61,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 51,000 are pending in just three jurisdictions, where significant tort reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the six months of 2006, of the approximately 9,600 claims resolved, only 77 (0.8%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2005, of the approximately 38,000 claims resolved, only 295 (0.8%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. As of June 30, 2006, the Company has a receivable of $5.7 million due to funding settlements before reimbursement by some of the secondary layer insurers under this arrangement. The Company is expecting to fully recover these amounts. At June 30, 2006, the Company has an estimated liability of $36.6 million for future claims resolutions, with a related asset of $36.6 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2005, the comparable value of the insurance receivable and accrued liability was $41.0 million.
The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	June 30,	December 31,
(Millions)	2006	2005
Assets:
Prepayments and other current assets	$18.2	$20.8
Other non-current assets	18.4	20.2

Total insurance receivable	$36.6	$41.0

Liabilities:
Accounts payable and accrued expenses	$18.2	$20.8
Long-term liabilities — other	18.4	20.2

Total accrued liability	$36.6	$41.0

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

(15) Leases and Commitments
The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities. The guarantees extend through the maturity of the underlying lease, which is on September 30, 2006. In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $16.6 million. The Company does not believe it has any loss exposure due to this guarantee.
(16) Restatement of Marketable Securities
On January 4, 2005, the Company acquired 62.2% of the outstanding shares of Beru AG (“Beru”), headquartered in Ludwigsburg, Germany, from the Carlyle Group and certain family shareholders. In conjunction with the acquisition, the Company launched a tender offer for the remaining outstanding shares of Beru, which ended in February 2005. Presently, the Company holds 69.4% of the shares of Beru. In the preparation of the Company’s 2005 annual financial statements, the Company determined that marketable securities, which were part of the Beru acquisition and which amounted to $53.9 million as of June 30, 2005, had previously been reported as cash and cash equivalents in the Company’s June 30, 2005 quarterly filing, and should have been reported as marketable securities. The Company has restated its six months ended June 30, 2005 Condensed Consolidated Statement of Cash Flows contained in this quarterly filing to properly present these marketable securities.
This restatement has no impact on current assets or total assets, but does impact the presentation of the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005. The effects of this restatement on the previously reported June 30, 2005 Consolidated Statement of Cash Flows were to change (a) the net (increase)/decrease in marketable securities from $0.0 to $(7.1) million; (b) payments for business acquired, net of cash acquired from $(429.4) million to $(477.2) million; (c) net cash used in investing activities from $(492.6) million to $(547.5) million; (d) effect of exchange rate changes on cash and cash equivalents from $(17.5) million to $(16.5) million; (e) net decrease in cash and cash equivalents from $(83.1) million to $(137.0) million; and (f) cash and cash equivalents at end of period from $146.6 million to $92.7 million.
(17) Operating Segments
The Company’s business is comprised of two operating segments: Engine and Drivetrain. These reportable segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems. Effective January 1, 2006, the Company assigned an operating facility previously reported in the Engine segment to the Drivetrain segment due to changes in the facility’s product mix. Prior period segment amounts have been re-classified to conform to the current year’s presentation.
The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of projected earnings before interest and income taxes (“EBIT”) adjusted for income taxes compared to the projected average capital investment required.
EBIT is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. EBIT is defined as earnings before interest, income taxes and minority interest. “Earnings” is intended to mean net earnings as presented in the Consolidated Statements of Operations under GAAP.
The Company believes that EBIT is useful to demonstrate the operational profitability of its segments by excluding interest and income taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by the Company to determine resource allocation within the Company. Although the Company believes that EBIT enhances understanding of its business and performance, it should not be considered an alternative to, or more meaningful than, net earnings or cash flows from operations as determined in accordance with GAAP.
The following tables show net sales, segment earnings before interest and income taxes and total assets for the Company’s reportable operating segments.

Net Sales by Operating Segment
(Millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Engine	$792.0	$732.7	$1,577.9	$1,454.7
Drivetrain	386.3	388.3	763.3	758.9
Inter-segment eliminations	(9.6)	(9.6)	(17.3)	(18.7)

Net sales	$1,168.7	$1,111.4	$2,323.9	$2,194.9

Segment Earnings Before Interest and Income Taxes
(Millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Engine	$95.4	$90.0	$191.7	$164.0
Drivetrain	28.6	30.4	51.3	56.2

Segment earnings before interest and income taxes (“Segment EBIT”)	124.0	120.4	243.0	220.2
Corporate expenses, including equity in affiliate earnings and FAS 123(R)	(8.0)	(53.7)	(22.7)	(65.9)

Consolidated earnings before interest and taxes (“EBIT”)	116.0	66.7	220.3	154.3
Interest expense and finance charges	9.9	9.9	19.3	19.2

Earnings before income taxes & minority interest	106.1	56.8	201.0	135.1
Provision for income taxes	29.7	12.8	56.3	12.5
Minority interest, net of tax	6.2	8.1	13.2	9.1

Net earnings	$70.2	$35.9	$131.5	$113.5

Total Assets
(Millions)

	June 30,	December 31,
	2006	2005
Engine	$2,920.2	$2,925.5
Drivetrain	1,138.3	1,081.8

Total	4,058.5	4,007.3
Corporate, including equity in affiliates (a)	238.8	82.1

Total assets	$4,297.3	$4,089.4

(a)	Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, cash equivalents, deferred income taxes and investments and advances.

(18) New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” which is an amendment of ARB No.43, Chapter 4. This statement provides clarification of accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Generally, this statement requires that those items be recognized as current period charges. SFAS 151 became effective for the Company on January 1, 2006. The adoption of SFAS 151 did not have a material impact on its consolidated financial position, results of operations or cash flows.
In June 2006, the FASB issued interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the potential impact, if any, on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, air quality and vehicle stability. They are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (i.e. passenger cars, sport-utility vehicles (“SUVs”), cross-over vehicles, vans and light trucks). Our products are also manufactured and sold to OEMs of commercial trucks, buses and agricultural and off-highway vehicles. We also manufacture and sell our products into the aftermarket for light and commercial vehicles. We operate manufacturing facilities serving customers in the Americas, Europe and Asia, and are an original equipment supplier to every major automaker in the world.
The Company’s products fall into two reportable operating segments: Engine and Drivetrain. Effective January 1, 2006, the Company assigned an operating facility previously reported in the Engine segment to the Drivetrain segment due to changes in the facility’s product mix. Prior period segment amounts have been re-classified to conform to the current year’s presentation. The Engine segment’s products include turbochargers, timing chain systems, air management, emissions systems, thermal systems, as well as diesel and gas ignition systems. The Drivetrain segment’s products are all-wheel drive transfer cases, torque management systems, and components and systems for transmissions.
As discussed more fully in Note 16 in Item 1 of Part I, we have restated our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and in the 2005 Form 10-K.
RESULTS OF OPERATIONS
Three months ended June 30, 2006 vs. Three months ended June 30, 2005
Consolidated net sales for the second quarter ended June 30, 2006 totaled $1,168.7 million, a 5.2% increase over the second quarter of 2005. This increase occurred while light-vehicle production was flat in North America and up about 3% worldwide from the previous year’s quarter. Light-vehicle production increased approximately 6% in Asia-Pacific and decreased approximately 1% in Europe. The impact of foreign currency was not meaningful in the comparison of second quarter 2006 net sales to second quarter 2005.
Gross profit and gross margin were $231.1 million and 19.8% for the second quarter 2006 as compared to $232.4 million and 20.9% for the second quarter 2005. Our gross margin continued to be negatively impacted by higher raw material costs including steel, copper, aluminum, nickel and plastic resin. Raw material costs increased approximately $6.1 million as compared to the second quarter 2005, of which aluminum was the single largest contributor. Our focused cost reduction and commodity hedging programs in our operations partially offset these higher raw material and energy costs.
The rising cost of providing pension and other postretirement benefits continues to impact our industry. To partially address this issue, the Company adjusted certain retiree medical plans effective April 2006. The year-to-date impact of this adjustment was recorded in the second quarter. Because of this adjustment, along with cost reduction initiatives implemented at other subsidiaries, other postretirement benefit costs for the three months ended June 30, 2006 decreased by $3.9 million from the same period in the prior year.
Second quarter selling, general and administrative (“SG&A”) costs decreased $7.3 million to $124.3 million from $131.6 million, and decreased as a percentage of net sales to 10.6% from 11.8%. The decrease in SG&A is largely the result of cost cutting efforts. R&D costs, which were included in SG&A expenses, increased $7.8 million to $47.8 million from $40.0 million as compared to the second quarter of 2005. The increase was primarily driven by our continued investment in a number of cross-business R&D programs, as well as other key programs, all of which were necessary for short-and long-term growth. As a percentage of sales, R&D costs increased to 4.1% from 3.6% in the second quarter of 2005.
Other (income) loss, including litigation settlement, for the second quarter of 2006 was $(0.7) million and was comprised primarily of interest income. Other (income) loss, including litigation settlement, for the second quarter of 2005, was $42.1 million and included a $45.5 million charge related to the Crystal Springs settlement.
Equity in affiliate earnings of $8.5 million increased $0.5 million as compared to the second quarter of 2005 due to increased sales and performance at our joint ventures, which more than offset changes in currency exchange rates.
Second quarter interest expense and finance charges of $9.9 million were flat compared with the second quarter of 2005 as lower outstanding debt levels during 2006 offset rising global interest rates.
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 28.0% for 2006 differs from the U.S. statutory rate primarily due to a) foreign rates, which differ from those in the U.S. and b) favorable permanent differences between book and tax treatment for items including equity in affiliate earnings and Medicare prescription drug benefits. This rate is higher than the full year 2005 effective tax rate of 17.5% because the 2005 rate included a) the release of tax accrual accounts upon conclusion of certain tax audits and b) the tax effects of dispositions. The 2006 projected effective tax rate of 28.0% compares to the Company’s full year 2005 effective tax rate associated with its on-going business operations of 27.8%.
Net earnings were $70.2 million for the second quarter of 2006, or $1.21 per diluted share, an increase of $0.58 per diluted share over the previous year’s second quarter. Improved operating results in the second quarter of

2006 provided an incremental $0.12 of non-GAAP earnings per diluted share over the same period a year ago. The Company believes the following table is useful for comparison with on-going results from prior reporting periods. It details a number of non-recurring items that impacted earnings per diluted share in 2006 and 2005, and reconciles non-U.S. Generally Accepted Accounting Principles (“GAAP”) amounts to the most directly comparable GAAP amounts:

	Three months ended
	June 30,
	2006	2005
Non-GAAP Earnings per share — diluted:	$1.25	$1.13
Implementation of FAS 123R	(0.04)	—
Crystal Springs related settlement	—	(0.50)

GAAP Earnings per share — diluted:	$1.21	$0.63

Six months ended June 30, 2006 vs. Six months ended June 30, 2005
Consolidated net sales for the first six months ended June 30, 2006 totaled $2,323.9 million, a 5.9% increase over the first six months of 2005. This increase occurred while light-vehicle production was up about 5% worldwide and 2% in North America from the previous year’s first six months. Light-vehicle production increased approximately 8% in Asia-Pacific and 1% in Europe. The net sales increase was partially offset by the effect of weaker currencies, primarily the Euro, by approximately $45 million. Turbochargers, timing chain systems, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia-Pacific. Without the currency impact, the increase in net sales would have been 7.8% due to strong demand for the Company’s products in Europe and Asia-Pacific.
Gross profit and gross margin were $454.4 million and 19.6% for the first six months of 2006 as compared to $446.1 million and 20.3% for the first six months of 2005. Our gross margin continued to be negatively impacted by higher raw material costs including steel, copper, aluminum, nickel and plastic resin. Raw material costs increased approximately $11.9 million as compared to the first six months of 2005, of which aluminum was the single largest contributor. Our focused cost reduction programs in our operations partially offset these higher raw material and energy costs.
The rising cost of providing pension and other postretirement benefits continues to impact our industry. To partially address this issue, the Company adjusted certain retiree medical plans effective April 2006, as well as implementing cost reduction initiatives at other subsidiaries. As a result of the adjustments, expenses for other postretirement benefits for the six months ended June 30, 2006 were relatively flat as compared to the expense recognized in the first six months of 2005. The Company expects the full year 2006 other postretirement expense to be comparable to the full year 2005 expense.
Selling, general and administrative (“SG&A”) costs for the first six months of 2006 decreased $12.0 million to $253.8 million from $265.8 million, and decreased as a percentage of net sales to 10.9% from 12.1%. The decrease in SG&A is the result of cost cutting efforts and $9.8 million in one-time write-offs in the prior year related to the 2005 acquisition of Beru. R&D costs, which were included in SG&A expenses, increased $12.8 million to $93.9 million from $81.1 million as compared to the first six months of 2005. The increase was primarily driven by our continued investment in a number of cross-business R&D programs, as well as other key programs, all of which were necessary for short-and long-term growth. As a percentage of sales, R&D costs increased to 4.0% from 3.7% in the first six months of 2005.
Other (income) loss, including litigation settlement, for the first six months of 2006 was $(1.2) million and was comprised primarily of interest income. Other (income) loss, including litigation settlement, for the first six months of 2005 was $38.0 million and included a $45.5 million charge related to the Crystal Springs settlement.
Equity in affiliate earnings of $18.5 million increased $6.5 million as compared to the first six months of 2005 due to the combined effects of improved operating results of affiliates and adjustments made in 2005 to the carrying values of the equity investments.
Interest expense and finance charges in the first six months of 2006 were $19.3 million compared with $19.2 million in the first six months of 2005 as lower outstanding debt levels during 2006 offset rising global interest rates.
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The projected effective tax rate of 28.0% for 2006 differs from the U.S. statutory rate primarily due to a) foreign rates, which differ from those in the U.S. and b) favorable permanent differences between book and tax treatment for items including equity in affiliate earnings and Medicare prescription drug benefits. This rate is higher than the full year 2005 effective tax rate of 17.5% because the 2005 rate included a) the release of tax accrual accounts upon conclusion of certain tax audits and b) the tax effects of dispositions. The 2006 projected effective tax rate of 28.0% compares to the Company’s full year 2005 effective tax rate associated with its on-going business operations of 27.8%.
Net earnings were $131.5 million for the first six months, or $2.27 per diluted share, an increase of $0.28 per diluted share over the previous year’s first six months. Improved operating results in the first six months of 2006 provided an incremental $0.24 of non-GAAP earnings per diluted share over the same period a year ago. The Company believes the following table is useful for comparison with on-going results from prior reporting periods. It details a number of non-recurring items that impacted earnings per diluted share in 2006 and 2005, and reconciles non-GAAP amounts to the most directly comparable GAAP amounts:

	Six months ended
	June 30,
	2006	2005
Non-GAAP Earnings per share — diluted:	$2.34	$2.10
Implementation of FAS 123R	(0.07)	—
One-time write-off of the excess purchase price associated with Beru’s in-process R&D	—	(0.13)
Net gain from divestitures	—	0.11
Adjustments to tax accruals	—	0.40
Crystal Springs related settlement	—	(0.50)

GAAP Earnings per share — diluted:	$2.27	$1.99

The table does not foot due to rounding.
The impact of currency changes negatively impacted GAAP earnings per diluted share by an additional $0.07 per share for the six months ended June 30, 2006 compared to the prior year.
Reportable Operating Segments
The Company’s business is comprised of two operating segments: Engine and Drivetrain. These reportable segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems. Effective January 1, 2006, the Company assigned an operating facility previously reported in the Engine segment to the Drivetrain segment due to changes in the facility’s product mix. Prior period segment amounts have been re-classified to conform to the current year’s presentation.
The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of projected earnings before interest and income taxes (“EBIT”) adjusted for income taxes compared to the projected average capital investment required.
EBIT is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. EBIT is defined as earnings before interest, income taxes and minority interest. “Earnings” is intended to mean net earnings as presented in the Consolidated Statements of Operations under GAAP.
The Company believes that EBIT is useful to demonstrate the operational profitability of our segments by excluding interest and income taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by the Company to determine resource allocation within the Company. Although the Company believes that EBIT enhances understanding of our business and performance, it should not be considered an alternative to, or more meaningful than, net earnings or cash flows from operations as determined in accordance with GAAP.
The following tables show net sales and segment earnings before interest and income taxes for the Company’s reportable operating segments.

Net Sales by Operating Segment
(Millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Engine	$792.0	$732.7	$1,577.9	$1,454.7
Drivetrain	386.3	388.3	763.3	758.9
Inter-segment eliminations	(9.6)	(9.6)	(17.3)	(18.7)

Net sales	$1,168.7	$1,111.4	$2,323.9	$2,194.9

Segment Earnings Before Interest and Income Taxes
(Millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Engine	$95.4	$90.0	$191.7	$164.0
Drivetrain	28.6	30.4	51.3	56.2

Segment earnings before interest and income taxes (“Segment EBIT”)	124.0	120.4	243.0	220.2
Corporate expenses, including equity in affiliate earnings and FAS 123(R)	(8.0)	(53.7)	(22.7)	(65.9)

Consolidated earnings before interest and taxes (“EBIT”)	116.0	66.7	220.3	154.3
Interest expense and finance charges	9.9	9.9	19.3	19.2

Earnings before income taxes & minority interest	106.1	56.8	201.0	135.1
Provision for income taxes	29.7	12.8	56.3	12.5
Minority interest, net of tax	6.2	8.1	13.2	9.1

Net earnings	$70.2	$35.9	$131.5	$113.5

Three months ended June 30, 2006 vs. Three months ended June 30, 2005
The Engine segment net sales increased $59.3 million, or 8.1%, and segment earnings before interest and income taxes increased $5.4 million, or 6.0%, from the three months ended June 30, 2005. The segment continued to benefit from Asian automaker demand for turbochargers and timing systems, European automaker demand for turbochargers, timing systems, exhaust gas recirculation (“EGR”) valves and diesel engine ignition systems, the continued roll-out of its variable cam timing systems with General Motors high-value V6 engines, stronger EGR valve sales in North America, and higher turbocharger and thermal products sales due to stronger global commercial vehicle production. The EBIT margin decreased from 2005 due to the combined effect of product mix changes and higher raw material and energy costs.
The Drivetrain segment net sales decreased $2.0 million, or 0.5%, and segment earnings before interest and income taxes decreased $1.8 million, or 5.9%, from the three months ended June 30, 2005. The segment continued to benefit from growth outside of North America including the continued ramp up of dual-clutch transmission and torque transfer product sales in Europe. In the U.S., the group was negatively impacted by lower production of light trucks and sport-utility vehicles equipped with its torque transfer products and lower sales of its traditional transmission products. Lower sales combined with higher raw material and energy costs contributed to a lower segment EBIT margin.
Six months ended June 30, 2006 vs. Six months ended June 30, 2005
The Engine segment net sales increased $123.2 million, or 8.5%, and segment earnings before interest and income taxes increased $27.7 million, or 16.9%, from the first six months of 2005. Excluding the one-time write-off in the first half of 2005 of the excess purchase price associated with Beru’s in-process R&D, the Engine segment earnings before interest and income taxes increased $17.9 million, or 10.3%, over the prior year. The Engine segment continued to benefit from Asian automaker demand for turbochargers and timing systems, European automaker demand for timing systems, exhaust gas recirculation (“EGR”) valves and diesel engine ignition systems, the continued roll-out of its variable cam timing systems with General Motors high-value V6 engines, stronger EGR valve sales in North America, and higher turbocharger and thermal products sales due to stronger global commercial vehicle production. The EBIT margin increased from 2005 due to the combined effect of increased sales across all Engine segment product families and the unfavorable impact of special items on the EBIT margin for the first six months of 2005.
The Drivetrain segment net sales increased $4.4 million, or 0.6%, and segment earnings before interest and income taxes decreased $4.9 million, or 8.7%, from the first six months of 2005. The segment continued to benefit from growth outside of North America including the continued ramp up of dual-clutch transmission and torque transfer product sales in Europe. In the U.S., the group was negatively impacted by lower production of light trucks and sport-utility vehicles equipped with its torque transfer products and lower sales of its traditional transmission products. Lower sales combined with higher raw material and energy costs contributed to a lower segment EBIT margin.

Outlook for the remainder of 2006
The Company is cautious about the remainder of 2006 as the industry environment remains difficult. The recent increase in oil prices coupled with geopolitical tensions in certain regions of the world have made the global economic environment more uncertain in the near term, and could affect the global auto industry. North American light truck and SUV sales are expected to continue to show weakness during the rest of 2006. We anticipate commodity cost increases will be approximately $25 million for 2006 including steel, copper, aluminum and nickel, approximately $12 million of which has been realized in the first six months of 2006. The Company continues to focus on its cost reduction efforts to help offset this market weakness and the effects of commodity cost increases.
The Company maintains a positive long-term outlook for its business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The trends that are driving our longer-term growth are expected to continue, including the growth of diesel engines worldwide, the increased adoption of automatic transmissions in Europe and Asia-Pacific, the popularity of cross-over vehicles in North America and the move to chain engine timing systems in both Europe and Asia-Pacific, offset by a continued decline in North American light truck and SUV-related products.
FINANCIAL CONDITION AND LIQUIDITY
Net cash provided by operating activities increased $47.1 million to $233.2 million for the first six months of 2006 from $186.1 million in the first six months of 2005. Capital spending, including tooling outlays, was $145.5 million in the first six months of 2006, compared with $113.4 million in 2005. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business, and for cost reductions and productivity improvements. The Company expects to spend $295 million to $325 million on capital and tooling expenditures in 2006, but this expectation is subject to ongoing review based on market conditions.
As of June 30, 2006, total debt decreased from year-end 2005 by $54.7 million, cash and cash equivalents decreased by $22.5 million and marketable securities increased by $20.8 million. Our debt to capital ratio was 25.7% at the end of the second quarter versus 29.4% at the end of 2005. The Company paid dividends, including those to minority shareholders, of $34.5 million and $18.8 million in the first six months of 2006 and 2005, respectively.
The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both June 30, 2006 and 2005, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the six-month periods ended June 30, 2006 and 2005, total cash proceeds from sales of accounts receivable were $300 million. The Company paid servicing fees related to these receivables for the three and six months ended June 30, 2006 and 2005 of $0.7 million and $1.3 million and $0.4 million and $0.8 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
The Company has a revolving credit facility, which provides for committed borrowings up to $600 million through July 2009. At June 30, 2006, $35.0 million of borrowings under the facility were outstanding in addition to $27.0 million of obligations under standby letters of credit. At December 31, 2005, $15.0 million of borrowings under the facility were outstanding in addition to $25.7 million of obligations under standby letters of credit. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at June 30, 2006 and December 31, 2005 and expects to remain compliant in future periods.
From a credit quality perspective, we have an investment grade credit rating of A- (stable outlook) from Standard & Poors and Baa2 (positive outlook) from Moodys.
The Company believes that the combination of cash balances, cash flow from operations, available credit facilities and universal shelf registration will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2006. The Company expects that net cash provided by operating activities will be approximately $475 million in 2006.
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
The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its results of operations, financial position, or cash flows. Generally, this is because either estimates of the maximum potential liability at a site are not large or the liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such matter.
Based on information available to the Company, which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors, the Company has established an accrual for indicated environmental liabilities with a balance at June 30, 2006 of approximately $16 million. Excluding the Crystal Springs site discussed below for which $5.6 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to expend substantially all of the $16 million environmental accrued liability over the next three to five years.
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
Conditional Asset Retirement Obligations
In 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of Statement of Financial Accounting Standards (“SFAS”) 143, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations, even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition. Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of lead-based paint in conjunction with facility renovations or demolition. The Company currently has 11 manufacturing locations that have been identified as containing asbestos-related building materials, USTs, PCB transformers or capacitors, or lead-based paint. The fair value to remove and dispose of this material has been estimated and recorded at $0.8 million as of June 30, 2006 and December 31, 2005.
Product Liability
Like many other industrial companies who have historically operated in the United States, the Company (or parties the Company indemnifies) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products, manufactured many years ago that contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of June 30, 2006, the Company had approximately 61,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 51,000 are pending in just three jurisdictions, where significant tort reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the six months of 2006, of the approximately 9,600 claims resolved, only 77 (0.8%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2005, of the approximately 38,000 claims resolved, only 295 (0.8%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. As of June 30, 2006, the Company has a receivable of $5.7 million due to funding settlements before reimbursement by some of the secondary layer insurers under this arrangement. The Company is expecting to fully recover these amounts. At June 30, 2006, the Company has an estimated liability of $36.6 million for future claims resolutions, with a related asset of $36.6 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2005, the comparable value of the insurance receivable and accrued liability was $41.0 million.
The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	June 30,	December 31,
(Millions)	2006	2005

Assets:
Prepayments and other current assets	$18.2	$20.8
Other non-current assets	18.4	20.2

Total insurance receivable	$36.6	$41.0

Liabilities:
Accounts payable and accrued expenses	$18.2	$20.8
Long-term liabilities — other	18.4	20.2

Total accrued liability	$36.6	$41.0

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
New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” which is an amendment of ARB No.43, Chapter 4. This statement provides clarification of accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Generally, this statement requires that those items be recognized as current period charges. SFAS 151 became effective for the Company on January 1, 2006. The adoption of SFAS 151 did not have a material impact on its consolidated financial position, results of operations or cash flows.
In June 2006, the FASB issued interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the potential impact, if any, on its financial statements.
Recent Development
On July 21, 2006, the Company announced a $0.16 per share dividend to be paid on August 15, 2006 to stockholders of record on August 1, 2006.
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
A declaratory judgment action was filed by a subsidiary of the Company, BorgWarner Diversified Transmission Products Inc. (“DTP”), in January 2006 in the United States District Court, Southern District of Indiana, Indianapolis Division, against the United Automobile, Aerospace, and Agricultural Implements Workers of America, Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP is seeking the Court’s affirmation that DTP did not violate the Labor-Management Relations Act of 1947 (“LMRA”) or the Employee Retirement Income Security Act (“ERISA”) by adjusting certain retirees’ medical plans, effective April 2006. In February 2006, four retirees filed a parallel retiree health benefits case in the United States District Court, Eastern District of Michigan, Southern Division, and sought certification of the case as a class action. Motions concerning the appropriate venue for these cases were heard in the second quarter and the Michigan Court ordered the parallel case to be transferred to the Southern District of Indiana. The parallel case has since been dismissed without prejudice. DTP believes that it is within its rights to adjust the plans and that it will be successful on the merits of the lawsuit, although there can be no guarantee of success in any litigation.
Item 1A. Risk Factors
In addition to the risk factors detailed in Item 1A. Risk Factors in the Company’s December 31, 2005 Form 10-K, the Company is also impacted by the following risk factor.
We are impacted by the rising cost of providing pension and other postretirement benefits.
The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other postretirement benefits. To partially address this impact, we adjusted certain retiree medical plans effective April 2006 to provide certain participating retirees with continued access to group health coverage while reducing our subsidy of the program. (See Item 1. Legal Proceedings above, for information on litigation related to this adjustment.)
The effect of this and other risk factors on our financial performance is discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security Holders
On April 26, 2006, the Company held its annual meeting of stockholders. The following nominees for Class I Directors were elected to three year terms on the Company’s Board of Directors: Phyllis O. Bonanno, Alexis P. Michas, Richard O. Schaum and Thomas T. Stallkamp.
Each of Robin J. Adams, David T. Brown, Jere A. Drummond, Paul E. Glaske, Timothy M. Manganello and Ernest J. Novak, Jr. continues to serve as directors. At such meeting, the following votes were cast in each proposal.
Proposal 1: The election of Directors of the Company:

Name	Shares For	Shares withheld

Phyllis O. Bonanno	47,560,801	766,974
Alexis P. Michas	47,450,462	877,313
Richard O. Schaum	48,020,732	307,043
Thomas T. Stallkamp	48,027,933	299,842
Proposal 2: To vote upon a proposal to approve the amendment to the BorgWarner Inc. 2004 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Vote

41,075,698	3,444,189	158,053	3,649,835
Proposal 3: To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for 2006:

For	Against	Abstain

48,189,136	115,223	23,415
Item 6. Exhibits

Exhibit 10.1	Second Amendment to Second Amended and Restated Receivables Loan Agreement

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BorgWarner Inc.

(Registrant)

By	/s/ Jeffrey L. Obermayer

(Signature)

Jeffrey L. Obermayer

Vice President and Controller

(Principal Accounting Officer)
Date: July 27, 2006