Form 10-Q
period 2006-09-30
BORGWARNER INC
filed 2006-10-27
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On September 30, 2006 the registrant had 57,551,060 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
INDEX

PART I. FINANCIAL INFORMATION
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$67.0	$89.7
Marketable securities	71.3	40.6
Receivables, net	695.6	626.1
Inventories, net	379.9	332.0
Prepayments and other current assets	131.0	80.3

Total current assets	1,344.8	1,168.7

Property, plant & equipment, net	1,350.8	1,294.9

Tooling, net	95.0	106.2
Investments & advances	209.3	197.7
Goodwill	1,102.5	1,029.8
Other non-current assets	274.7	292.1

Total Assets	$4,377.1	$4,089.4

Liabilities and Stockholders’ Equity
Notes payable	$111.5	$160.9
Current portion of long-term debt	139.0	139.0
Accounts payable and accrued expenses	794.4	786.4
Income taxes payable	31.0	35.8

Total current liabilities	1,075.9	1,122.1

Long-term debt	512.5	440.6
Long-term retirement-related liabilities	544.5	522.1
Other long-term liabilities	222.9	224.3

Total long-term liabilities	1,279.9	1,187.0

Minority interest in consolidated subsidiaries	144.0	136.1

Common stock	0.6	0.6
Capital in excess of par value	852.6	828.7
Unearned compensation on restricted stock	(1.0)	(1.1)
Retained earnings	1,032.4	889.2
Accumulated other comprehensive income	(7.2)	(73.1)
Treasury stock	(0.1)	(0.1)

Total stockholders’ equity	1,877.3	1,644.2

Total Liabilities and Stockholders’ Equity	$4,377.1	$4,089.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$1,059.8	$1,050.9	$3,383.7	$3,245.8
Cost of sales	876.5	842.7	2,746.0	2,591.5

Gross profit	183.3	208.2	637.7	654.3

Selling, general and administrative expenses	116.8	120.0	370.6	385.8
Restructuring expense	11.5	—	11.5	—
Other (income) loss, including litigation settlement	(5.6)	(2.3)	(6.8)	35.7

Operating income	60.6	90.5	262.4	232.8

Equity in affiliate earnings, net of tax	(7.8)	(5.7)	(26.3)	(17.7)
Interest expense and finance charges	9.5	9.6	28.8	28.8

Earnings before income taxes and minority interest	58.9	86.6	259.9	221.7

Provision for income taxes	13.9	19.6	70.2	32.1
Minority interest, net of tax	5.8	5.6	19.0	14.7

Net earnings	$39.2	$61.4	$170.7	$174.9

Earnings per share — basic	$0.68	$1.08	$2.98	$3.09

Earnings per share – diluted	$0.68	$1.07	$2.95	$3.05

Weighted average shares outstanding (thousands):

Basic	57,459	56,811	57,323	56,595
Diluted	57,990	57,483	57,915	57,287

Dividends declared per share	$0.16	$0.14	$0.48	$0.42

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Nine Months Ended
	September 30,
	2006	2005
		(Restated
		See Note
		17)
Operating
Net earnings	$170.7	$174.9
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	173.6	167.5
Amortization of intangible assets and other	10.1	25.3
Restructuring expense	11.5	—
Stock option compensation expense	9.1	—
Deferred income tax benefit	(1.6)	(25.7)
Equity in affiliate earnings, net of dividends received, minority interest and other	14.6	4.7

Net earnings adjusted for non-cash charges (credits) to operations	388.0	346.7
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(28.1)	(92.5)
Inventories	(30.7)	(31.4)
Prepayments and other current assets	(32.4)	(19.0)
Accounts payable and accrued expenses	(18.0)	108.9
Income taxes payable	(7.2)	(20.8)
Other long-term assets and liabilities	(0.9)	(31.1)

Net cash provided by operating activities	270.7	260.8
Investing
Capital expenditures, including tooling outlays	(191.9)	(179.7)
Net proceeds from asset disposals	5.8	8.0
Net (increase) decrease in marketable securities	(27.5)	0.2
Proceeds from sale of businesses	—	44.2
Payments for business acquired, net of cash and cash equivalents acquired	(64.4)	(477.2)

Net cash used in investing activities	(278.0)	(604.5)
Financing
Net (decrease) increase in notes payable	(56.6)	165.1
Additions to long-term debt	115.0	131.2
Reductions in long-term debt	(42.5)	(57.2)
Proceeds from stock options exercised, net of tax benefits	11.2	15.3
Dividends paid, including minority shareholders	(43.7)	(31.9)

Net cash (used in) provided by financing activities	(16.6)	222.5
Effect of exchange rate changes on cash and cash equivalents	1.2	(15.3)

Net decrease in cash and cash equivalents	(22.7)	(136.5)
Cash and cash equivalents at beginning of year	89.7	229.7

Cash and cash equivalents at end of period	$67.0	$93.2

Supplemental Cash Flow Information
Net cash paid during the period for:
Interest	$33.2	$30.8
Income taxes	70.0	91.4
Non-cash financing transactions:
Issuance of common stock for Executive Stock Performance Plan	3.0	2.6
Issuance of restricted common stock for non-employee directors	0.6	0.9
Total debt assumed from business acquired	—	36.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.
The Company acquired the European Transmission and Engine Controls (“ETEC”) product lines from Eaton Corporation as of the close of business for the current quarter for $64.4 million, net of cash acquired. ETEC is contained in the September 30, 2006 Condensed Consolidated Balance Sheet and in the September 30, 2006 total assets for the Drivetrain segment. There is no ETEC activity contained in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006.
The Company has reclassified certain 2005 amounts to conform to the presentation of its 2006 Condensed Consolidated Financial Statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(2) Research and Development
Research and development (“R&D”) costs charged to expense were $46.2 million and $39.9 million for the three months ended, and $140.1 million and $121.0 million for the nine months ended September 30, 2006 and 2005, respectively. R&D costs are included primarily in the selling, general, and administrative expenses of the Condensed Consolidated Statements of Operations. Not included in these amounts were customer sponsored R&D activities of $7.0 million and $11.9 million for the three months ended, and $20.8 million and $31.7 million for the nine months ended September 30, 2006 and 2005, respectively.
(3) Restructuring
On September 22, 2006, in response to a significant decline in North American auto industry production, the Company announced the reduction of its North American workforce by approximately 850 people, or 13%, spread across its 19 operations in the U.S., Canada and Mexico. The restructuring expense recognized for employee termination benefits is $6.7 million. The corresponding liability of $6.7 million will be substantially paid out prior to the end of 2006. In addition to the employee termination costs, the Company recorded $4.8 million of asset impairment charges related to the North American restructuring. The restructuring expenses broken out by segment were as follows: Engine $7.3 million, Drivetrain $3.6 million and Corporate $0.6 million.
(4) Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to U.S. federal, state and foreign income. The projected effective tax rate of 27.0% for 2006 differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., and favorable permanent differences between book and tax treatment for items, including equity in affiliate earnings and Medicare prescription drug benefit. This rate is expected to be greater than the full year 2005 effective tax rate of 17.5% because the 2005 rate included the release of tax accrual accounts upon conclusion of certain tax audits and the tax effects of dispositions. The 2006 projected effective tax rate of 27.0% is lower than the 2005 tax rate of 27.8% for on-going operations. This is due to the year over year reduction in U.S. pretax income for on-going operations, which is taxed at a higher rate than the Company’s global average tax rate.
(5) Stock-Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) – “Share-Based Payment” (“FAS 123R”), which required the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to January 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, no compensation cost was recognized for fixed stock options prior to January 1, 2006 because the exercise price of the stock options exceeded or equaled the market value of the Company’s common stock at the date of grant, which is the measurement date.
In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R” (“FSP 123R-2”), to provide guidance on determining the grant date for an award as defined in FAS 123R. FSP 123R-2 stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in FSP 123R-2 in connection with its adoption of FAS 123R on January 1, 2006.
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
Under the Company’s 1993 Stock Incentive Plan, the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. The 1993 plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2006 Annual Stockholders Meeting to, among other things, increase the number of shares available for issuance under the plan. Under the Amended and Restated 2004 Stock Incentive Plan, the number of shares authorized for grant is 5,000,000. As of September 30, 2006, there were a total of 3,672,759 outstanding options under the 1993 and 2004 Stock Incentive Plans.
The adoption of FAS 123R reduced income before income taxes and net earnings by $3.2 million and $2.5 million ($0.04 per basic and diluted share) for the three months ended, and $9.1 million and $6.7 million ($0.12 per basic and diluted share) for the nine months ended September 30, 2006, respectively. The adoption affected both operating activities ($9.1 million non-cash charge) and financing activities ($2.4 million tax benefit) of the Statement of Cash Flows for the nine months ended September 30, 2006.
The following table illustrates the effect on the Company’s net earnings and net earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the prior periods presented:

	Three months ended	Nine months ended
(Millions, except per share amounts)	September 30, 2005	September 30, 2005
Net earnings as reported	$61.4	$174.9
Add: Stock-based employee compensation expense included in net earnings, net of income tax	2.0	4.4
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax effects	(4.8)	(9.8)

Pro forma net earnings	$58.6	$169.5

Earnings per share
Basic — as reported	$1.08	$3.09

Basic — pro forma	$1.03	$3.00

Diluted — as reported	$1.07	$3.05

Diluted — pro forma	$1.02	$2.96

Total unrecognized compensation cost related to nonvested share-based compensation on arrangements at September 30, 2006 is $24.2 million. This cost is expected to be recognized over the next 2.8 years. A summary of the plans’ shares under option as of and for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted-average
	(thousands)	exercise price

Outstanding at December 31, 2005	3,209	$42.41
Granted	854	$58.18
Exercised	(357)	$31.08
Forfeited	(33)	$43.53

Outstanding at September 30, 2006	3,673	$47.16

Options exercisable at September 30, 2006	1,348	$33.55
Options available for future grants	2,015
In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 531,000 and 672,000 for the three months ended September 30, 2006 and 2005, respectively, and 592,000 and 692,000 for the nine months ended September 30, 2006 and 2005, respectively, due to the effects of stock options and shares issuable under the Executive Stock Performance Plan.
The weighted average fair values for options granted in July 2006 and July 2005 were $17.81 and $14.63, respectively. These values were estimated at the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

	2006	2005
Risk-free interest rate	5.04%	4.07%
Dividend yield	1.10%	1.09%
Volatility factor	29.06%	27.02%
Weighted average expected life	4.8 years	4.0 years
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

(6) Marketable Securities
As of September 30, 2006 and December 31, 2005, the Company had $71.3 million and $40.6 million, respectively, of highly liquid investments in marketable securities, primarily bank notes. The securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. As of September 30, 2006 and December 31, 2005, $57.6 million and $27.7 million of the contractual maturities are within one to five years and $13.7 million and $12.9 million are due beyond five years, respectively. The Company does not intend to hold these investments until maturity; rather they are available to support current operations if needed. Gross proceeds from the sale of marketable securities were $7.5 million and $14.1 million in the three and nine months ended September 30, 2006. Net realized gains of $0.1 million and $0.6 million, based on specific identification of securities sold, have been reported in other income for the three and nine months ended September 30, 2006. Net realized gains of $0.4 million, based on specific identification of securities sold, were reported in other income for the nine months ended September 30, 2005. See Note 17 regarding the restatement of marketable securities, with respect to the Company’s 2005 interim financial statements.
(7) Sales of Receivables
The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both September 30, 2006 and 2005, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the nine-month periods ended September 30, 2006 and 2005, total cash proceeds from sales of accounts receivable were $450 million. The Company paid servicing fees related to these receivables for the three and nine months ended September 30, 2006 and 2005 of $0.7 million and $2.0 million and $0.5 million and $1.3 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
(8) Inventories
Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	September 30,	December 31,
(Millions)	2006	2005
Raw material and supplies	$190.6	$163.9
Work in progress	103.1	84.9
Finished goods	95.3	92.3

FIFO inventories	389.0	341.1
LIFO reserve	(9.1)	(9.1)

Net inventories	$379.9	$332.0

(9) Property, plant & equipment

	September 30,	December 31,
(Millions)	2006	2005
Land and buildings	$520.4	$487.3
Machinery and equipment	1,633.5	1,529.4
Capital leases	1.9	1.1
Construction in progress	143.5	141.6

Total property, plant & equipment	2,299.3	2,159.4
Less accumulated depreciation	(948.5)	(864.5)

Property, plant & equipment — net	$1,350.8	$1,294.9

Interest costs capitalized during the nine-month periods ended September 30, 2006 and September 30, 2005 were $5.2 million and $3.8 million, respectively.
As of September 30, 2006 and December 31, 2005, accounts payable of $25.1 million and $41.6 million, respectively, were related to property, plant and equipment purchases.
As of September 30, 2006 and December 31, 2005, specific assets of $27.6 million and $32.6 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.

(10) Product Warranty
The Company provides warranties on some of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. While management believes that the warranty accrual is appropriate, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. The accrual is recorded in both long-term and short-term liabilities on the balance sheet. The following table summarizes the activity in the warranty accrual accounts:

	Nine months ended
	September 30,
(Millions)	2006	2005
Beginning balance	$44.0	$26.4
Acquisition	0.1	7.6
Provision	15.8	17.9
Payments	(17.1)	(12.0)
Currency translation	2.9	(2.3)

Ending balance	$45.7	$37.6

(11) Notes Payable and Long-Term Debt
Following is a summary of notes payable and long-term debt:

	September 30, 2006		December 31, 2005
(Millions)	Current	Long-Term	Current	Long-Term

Bank borrowings and other	$88.5	$95.8	$136.2	$21.0

Term loans due through 2013 (at an average rate of 3.1% as of 09/30/06 and 3.2% as of 12/31/05)	23.1	28.5	24.3	30.4
7% Senior Notes due 11/01/06, (1)	139.0	—	139.0	—
6.5% Senior Notes due 02/15/09, net of unamortized discount (1)	—	136.3	—	136.2
8% Senior Notes due 10/01/19, net of unamortized discount (1)	—	133.9	—	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.2	—	119.1

Carrying amount of notes payable and long-term debt	250.6	513.7	299.5	440.6
Impact of derivatives on debt	(0.1)	(1.2)	0.4	—

Total notes payable and long-term debt	$250.5	$512.5	$299.9	$440.6

(1)	The Company entered into several interest rate swaps, which have the effect of converting $314.0 million as of September 30, 2006 and December 31, 2005 of these fixed rate notes to variable rates. The weighted average effective interest rate for these borrowings, including the effects of outstanding swaps as shown in Note 12 was 5.2% and 4.8% as of September 30, 2006 and December 31, 2005, respectively.
The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600.0 million through July 2009. At September 30, 2006 and December 31, 2005, $90.0 million and $15.0 million, respectively, of borrowings under the facility was outstanding. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at September 30, 2006 and expects to be compliant in future periods. The 7% Senior Notes with a face value of $139.0 million mature on November 1, 2006. Management plans to refinance this amount at that time. The Company had outstanding letters of credit of $27.0 million at September 30, 2006 and $25.7 million at December 31, 2005. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
As of September 30, 2006 and December 31, 2005, the estimated fair values of the Company’s senior unsecured notes totaled $564.6 million and $574.7 million, respectively. The estimated fair values were $36.2 million higher in 2006, and $46.6 million higher in 2005, than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

(12) Financial Instruments
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
A summary of these instruments outstanding at September 30, 2006 follows (currency in millions):

		Notional
	Hedge Type	Amount	Maturity ( a )

Interest rate swaps
Fixed to floating	Fair value	$139	November 1, 2006
Fixed to floating	Fair value	$100	February 15, 2009
Fixed to floating	Fair value	$75	October 1, 2019

Cross currency swap
Floating $ to floating ¥	Net investment	$125	November 1, 2006

Cross currency swap
Floating $ to floating €	Net investment	$100	February 15, 2009

Cross currency swap
Floating $ to floating €	Net investment	$75	October 1, 2019

a)	The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary.
As of September 30, 2006, the fair value of the fixed to floating interest rate swaps was recorded as a current asset of $0.3 million and a current liability of $(0.4) million, and a non-current asset of $1.8 million and a non-current liability of $(3.0) million. As of December 31, 2005, the fair value of the fixed to floating interest rate swaps was recorded as a current asset of $1.0 million and a current liability of $(0.6) million, and a non-current asset of $2.9 million and a non-current liability of $(2.9) million. No hedge ineffectiveness was recognized in relation to fixed to floating swaps.

The cross currency swaps were recorded at their fair values of $4.8 million included in other current assets, $4.4 million included in other non-current assets, $(3.9) million included in other current liabilities and $(2.9) million included in other non-current liabilities at September 30, 2006 and $3.9 million included in other current assets, $14.9 million included in other non-current assets and $(5.1) million included in other current liabilities at December 31, 2005. Hedge ineffectiveness of $0.3 million was recognized as of September 30, 2006 in relation to cross currency swaps. Fair value is based on quoted market prices for contracts with similar maturities.
The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. As of September 30, 2006, the Company had forward commodity contracts with a total notional value of $4.1 million. As of September 30, 2006, the Company was holding commodity derivatives with positive and negative fair market values of $2.0 million and $(0.8) million, respectively, $2.0 million gains and ($0.7) million losses mature in less than one year. To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses that do not qualify for deferral treatment have been credited/charged to income as they are recognized. As of December 31, 2005, the Company had commodity forward contracts with a total notional value of $5.8 million. The fair market value of the forward contracts was $2.1 million ($2.0 million maturing in less than one year) as of December 31, 2005. Gains and losses not qualifying for deferral associated with these contracts as of September 30, 2006 amounted to $0.3 million and $(0.1) million, respectively. As of December 31, 2005, gains and losses not qualifying for deferral were insignificant.
The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however certain long-term commitments are covered by forward currency arrangements to protect against currency risk through 2009. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units local currency. At September 30, 2006, contracts were outstanding to buy or sell U.S. Dollars, Euros, British Pounds Sterling, South Korean Won, Japanese Yen and Hungarian Forints. To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Any gains or losses not qualifying for deferral are credited/charged to income as they are recognized. As of September 30, 2006, the Company was holding foreign exchange derivatives with a positive market value of $3.8 million ($3.7 million maturing in less than one year). Derivative contracts with negative value amounted to $(2.5) million ($(0.8)

million maturing in less than one year). As of December 31, 2005, the Company was holding foreign exchange derivatives with a positive market value of $3.0 million ($1.6 million maturing in less than one year). Derivative contracts with negative value amounted to $(1.6) million ($(1.4) million maturing in less than one year). Gains not qualifying for deferral associated with these contracts as of September 30, 2006 amounted to $0.2 million. As of December 31, 2005, losses not qualifying for deferral amounted to $(0.5) million.
(13) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees. The other postretirement benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to pension plans for 2006 range from $17 to $20 million of which approximately $15 million has been contributed through the first nine months of the year.
Effective April 1, 2006, a subsidiary of the Company, BorgWarner Diversified Transmission Products Inc. (“DTP”), changed its retiree medical benefits program to provide certain participating retirees with continued access to group health coverage while reducing its subsidy of the program. DTP has filed a declaratory judgment action to affirm its right to adjust the benefit. Litigation over the right to adjust retiree benefits is commonplace. DTP believes it is within its right to adjust the benefit under the plans, and that it will be successful in the declaratory judgment action, although there can be no guarantee of success in any litigation.
This plan change (negative amendment) is being amortized over the average remaining service life to retirement eligibility of active plan participants.
As a result of the adjustments, as well as implementing cost reduction initiatives at other subsidiaries, expenses for other postretirement benefits for the nine months ended September 30, 2006 were slightly lower than the expense recognized in the first nine months of 2005. The Company expects the full year 2006 other postretirement expense to be slightly lower than the full year 2005 expense.
The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations are as follows:

					Other post
(Millions)	Pension benefits				retirement benefits
Three months ended September 30,	2006		2005		2006	2005
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$0.7	$3.3	$0.7	$2.5	$2.7	$2.0
Interest cost	4.1	3.6	4.2	3.3	7.4	7.7
Expected return on plan assets	(7.1)	(2.8)	(6.8)	(2.0)	—	—
Amortization of unrecognized prior service cost	0.3	—	0.3	0.1	(4.6)	(0.5)
Amortization of unrecognized loss	1.6	0.7	1.2	0.4	4.8	3.2

Net periodic cost/(benefit)	$(0.4)	$4.8	$(0.4)	$4.3	$10.3	$12.4

					Other post
(Millions)	Pension benefits				retirement benefits
Nine months ended September 30,	2006		2005		2006	2005
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$1.9	$9.6	$1.9	$7.9	$8.1	$6.1
Interest cost	12.5	10.4	12.8	10.0	23.3	23.5
Expected return on plan assets	(21.3)	(8.1)	(21.0)	(6.2)	—	—
Amortization of unrecognized prior service cost	0.7	—	1.1	0.1	(11.9)	(0.9)
Amortization of unrecognized loss	4.8	2.0	3.6	1.9	15.9	9.6

Net periodic cost/(benefit)	$(1.4)	$13.9	$(1.6)	$13.7	$35.4	$38.3

(14) Comprehensive Income
Comprehensive income measures all changes in stockholders’ equity that result from transactions and other economic events other than transactions with stockholders. The amounts presented as other comprehensive income/(loss), net of related income taxes, are added to/(deducted from) net earnings resulting in comprehensive income. The following table summarizes the components of comprehensive income on an after-tax basis for the three and nine months ended September 30, 2006 and 2005.

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005
Foreign currency translation adjustments, net	$(6.3)	$(13.5)	$67.4	$(83.0)
Market value change in hedge instruments, net	1.2	(0.3)	(1.8)	(0.2)
Unrealized gain/(loss) on available-for-sale securities, net	0.6	—	0.3	—
Minimum pension liability adjustment, net	—	—	—	(4.0)

Accumulated other comprehensive income/(loss)	(4.5)	(13.8)	65.9	(87.2)
Net earnings as reported	39.2	61.4	170.7	174.9

Total comprehensive income	$34.7	$47.6	$236.6	$87.7

(15) Contingencies
In the normal course of business the Company and its subsidiaries are parties to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s environmental and product liability contingencies are discussed separately below. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.
Environmental
The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 35 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.
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
Based on information available to the Company (which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives;

estimated legal fees; and other factors), the Company has established an accrual for indicated environmental liabilities with a balance at September 30, 2006 of $14.9 million. Excluding the Crystal Springs site discussed below for which $5.2 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the $14.9 million accrued environmental liability over the next three to five years.
In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities relating to the past operations of Kuhlman Electric. The liabilities at issue result from operations of Kuhlman Electric that pre-date the Company’s acquisition of Kuhlman Electric’s parent company, Kuhlman Corporation, in 1999. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, if any, historical contamination at the plant and surrounding area. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage.
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
Conditional Asset Retirement Obligations
In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of Statement of Financial Accounting Standards (“SFAS”) 143, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations, even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition. Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of lead-based paint in conjunction with facility renovations or demolition. The Company currently has 11 manufacturing locations that have been identified as containing asbestos-related building materials, USTs, PCB transformers or capacitors, or lead-based paint. The fair value to remove and dispose of this material has been estimated and recorded at $0.8 million as of September 30, 2006 and December 31, 2005.
Product Liability
Like many other industrial companies that have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of September 30, 2006, the Company had approximately 50,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 40,000 are pending in just three jurisdictions, where significant tort reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the nine months of 2006, of the approximately 20,700 claims resolved, only 132 (0.6%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2005, of the approximately 38,000 claims resolved, only 295 (0.8%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. As of September 30, 2006, the Company has a receivable of $8.5 million due to funding settlements before reimbursement by some of the secondary layer insurers under this arrangement. The Company is expecting to fully recover these amounts. At September 30, 2006, the Company has an estimated liability of $34.8 million for future claims resolutions, with a related asset of $34.8 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2005, the comparable value of the insurance receivable and accrued liability was $41.0 million.
The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	September 30,	December 31,
(Millions)	2006	2005
Assets:
Prepayments and other current assets	$20.5	$20.8
Other non-current assets	14.3	20.2

Total insurance receivable	$34.8	$41.0

Liabilities:
Accounts payable and accrued expenses	$20.5	$20.8
Long-term liabilities – other	14.3	20.2

Total accrued liability	$34.8	$41.0

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

(16) Leases and Commitments
The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities. The guarantee extends through the maturity of the underlying lease, which is on September 30, 2007. In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $14.4 million. The Company does not believe it has any loss exposure due to this guarantee.
(17) Restatement of Marketable Securities
On January 4, 2005, the Company acquired 62.2% of the outstanding shares of Beru AG (“Beru”), headquartered in Ludwigsburg, Germany, from the Carlyle Group and certain family shareholders. In conjunction with the acquisition, the Company launched a tender offer for the remaining outstanding shares of Beru, which ended in February 2005. Presently, the Company holds 69.4% of the shares of Beru. In the preparation of the Company’s 2005 annual financial statements, the Company determined that marketable securities, which were part of the Beru acquisition and which amounted to $46.3 million as of September 30, 2005, had previously been reported as cash and cash equivalents in the Company’s September 30, 2005 quarterly filing, and should have been reported as marketable securities. The Company has restated its nine months ended September 30, 2005 Condensed Consolidated Statement of Cash Flows contained in this quarterly filing to properly present these marketable securities.
This restatement has no impact on current assets or total assets, but does impact the presentation of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005. The effects of this restatement on the previously reported September 30, 2005 Condensed Consolidated Statement of Cash Flows were to change (a) the net (increase)/decrease in marketable securities from $0.0 to $0.2 million; (b) payments for business acquired, net of cash acquired from $(429.4) million to $(477.2) million; (c) net cash used in investing activities from $(556.9) million to $(604.5) million; (d) effect of exchange rate changes on cash and cash equivalents from $(16.6) million to $(15.3) million; (e) net decrease in cash and cash equivalents from $(90.2) million to $(136.5) million; and (f) cash and cash equivalents at end of period from $139.5 million to $93.2 million.
(18) Operating Segments
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

Net Sales by Operating Segment
(Millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Engine	$736.4	$700.0	$2,314.3	$2,154.7
Drivetrain	330.1	358.8	1,093.4	1,117.7
Inter-segment eliminations	(6.7)	(7.9)	(24.0)	(26.6)

Net sales	$1,059.8	$1,050.9	$3,383.7	$3,245.8

Segment Earnings Before Interest and Income Taxes
(Millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Engine	$76.1	$94.1	$267.8	$258.1
Drivetrain	13.2	23.8	64.5	80.0

Segment earnings before interest and income taxes (“Segment EBIT”)	89.3	117.9	332.3	338.1
Litigation settlement expense	—	—	—	45.5
Restructuring expense	11.5	—	11.5	—
Corporate expenses, including equity in affiliate earnings and FAS 123(R)	9.4	21.7	32.1	42.1

Consolidated earnings before interest and taxes (“EBIT”)	68.4	96.2	288.7	250.5
Interest expense and finance charges	9.5	9.6	28.8	28.8

Earnings before income taxes & minority interest	58.9	86.6	259.9	221.7
Provision for income taxes	13.9	19.6	70.2	32.1
Minority interest, net of tax	5.8	5.6	19.0	14.7

Net earnings	$39.2	$61.4	$170.7	$174.9

Total Assets
(Millions)

	September 30,	December 31,
	2006	2005
Engine	$2,932.4	$2,925.5
Drivetrain	1,207.8	1,081.8

Total	4,140.2	4,007.3
Corporate, including equity in affiliates (a)	236.9	82.1

Total assets	$4,377.1	$4,089.4

(a)	Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, cash equivalents, deferred income taxes and investments and advances.

(19) New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“FAS 151”), which is an amendment of ARB No.43, Chapter 4. FAS 151 provides clarification of accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Generally, this statement requires that those items be recognized as current period charges. FAS 151 became effective for the Company on January 1, 2006. The adoption of FAS 151 did not have a material impact on its consolidated financial position, results of operations or cash flows.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 is effective for the Company beginning with its quarter ending March 31, 2008. The adoption of FAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of each defined benefit posretirement plan on the balance sheet. The funded status of all overfunded plans are aggregated and recognized as a noncurrent asset on the balance sheet. The funded status of all underfunded plans are aggregated and recognized as a current liability, a noncurrent liability, or a combination of both on the balance sheet. A current liability is the amount by which the actuarial present value of benefits included in the benefit obligation in the next 12 months exceeds the fair value of plan assets, and is determined on a plan-by-plan basis. FAS 158 also requires the measurement date of a plan’s assets and its obligations to be the employer’s fiscal year-end date, for which the Company already complies. Additionally, FAS 158 requires an employer to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the change occurs. FAS 158 is effective for the Company as of December 31, 2006. As the Company measures its plan assets and obligations as of December 31, 2006, the Company is not able to determine the impact that the adoption of FAS 158 will have on its condensed consolidated financial statements until that time. However, if the Company had adopted FAS 158 as of December 31, 2005, the Company would have recognized a $48 million noncurrent asset, a $39 million current liability, an increase in noncurrent liabilities of $382 million, and a decrease to stockholder’s equity of $237 million, on an after tax basis.
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
As discussed more fully in Note 17 in Item 1 of Part I, we have restated our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005. This management’s discussion and analysis should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and in the 2005 Form 10-K.
RESULTS OF OPERATIONS
Three months ended September 30, 2006 vs. Three months ended September 30, 2005
Consolidated net sales for the third quarter ended September 30, 2006 totaled $1,059.8 million, a 0.8% increase over the third quarter of 2005. This increase occurred while light-vehicle production was down 8% in North America and up about 3% worldwide from the previous year’s quarter. Light-vehicle production increased approximately 9% in Asia-Pacific and approximately 2% in

Europe. The impact of foreign currency increased third quarter 2006 net sales by approximately $30 million compared to third quarter 2005.
Gross profit and gross margin were $183.3 million and 17.3% for the third quarter 2006 as compared to $208.2 million and 19.8% for the third quarter 2005. Our gross margin continued to be negatively impacted by higher raw material costs including nickel, steel, copper, aluminum and plastic resin. Raw material costs increased approximately $13 million as compared to the third quarter 2005, of which nickel was the single largest contributor. Our focused cost reduction and commodity hedging programs in our operations partially offset these higher raw material and energy costs. Our gross margin was also negatively impacted by significant declines in customer production levels in the U.S. market.
The rising cost of providing pension and other postretirement benefits continues to impact our industry. To partially address this issue, the Company adjusted certain retiree medical plans effective April 2006. Because of this adjustment, along with cost reduction initiatives implemented at other subsidiaries, other postretirement benefit costs for the three months ended September 30, 2006 decreased by $2.1 million from the same period in the prior year.
Third quarter selling, general and administrative (“SG&A”) costs decreased $3.2 million to $116.8 million from $120.0 million, and decreased as a percentage of net sales to 11.0% from 11.4%. The decrease in SG&A was largely the result of cost cutting efforts and reductions in incentive related compensation. R&D costs, which were included in SG&A expenses, increased $6.3 million to $46.2 million from $39.9 million as compared to the third quarter of 2005. The increase was primarily driven by our continued investment in a number of cross-business R&D programs, as well as other key programs, all of which were necessary for short and long-term growth. As a percentage of sales, R&D costs increased to 4.4% from 3.8% in the third quarter of 2005.
On September 22, 2006, in response to a significant decline in North American auto industry production, the Company announced the reduction of its North American workforce by approximately 850 people, or 13%, spread across its 19 operations in the U.S., Canada and Mexico. The restructuring expense recognized for employee termination benefits was $6.7 million. The corresponding liability of $6.7 million will be substantially paid out prior to the end of 2006. In addition to the employee termination costs, the Company recorded $4.8 million of asset impairment charges related to the North American restructuring. The restructuring expenses broken out by segment were as follows: Engine $7.3 million, Drivetrain $3.6 million and Corporate $0.6 million.
Other (income) loss for the third quarter of 2006 was $(5.6) million compared to $(2.3) million in the third quarter of 2005. The third quarter of 2006 was comprised primarily of the realization of an additional $4.9 million gain from a previous divestiture and $0.4 million of interest income. The third quarter of 2005 included $0.2 million of interest income.
Equity in affiliate earnings of $7.8 million increased $2.1 million as compared to the third quarter of 2005 due to increased sales and performance at our joint ventures, which more than offset unfavorable changes in currency exchange rates.

Third quarter interest expense and finance charges of $9.5 million were relatively flat compared with the third quarter of 2005 as lower outstanding debt levels during 2006 offset rising global interest rates.
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to U.S. federal, state and foreign income. The projected effective tax rate of 27.0% for 2006 differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., and favorable permanent differences between book and tax treatment for items, including equity in affiliate earnings and Medicare prescription drug benefits. This rate is higher than the full year 2005 effective tax rate of 17.5% because the 2005 rate included the release of tax accrual accounts upon conclusion of certain tax audits and the tax effects of dispositions. The 2006 projected effective tax rate of 27.0% is lower than the 2005 tax rate of 27.8% for on-going operations. This is due to the year over year reduction in U.S. pretax income for on-going operations, which is taxed at a higher rate than the Company’s global average tax rate.
Net earnings were $39.2 million for the third quarter of 2006, or $0.68 per diluted share, a decrease of $0.39 per diluted share from the previous year’s third quarter. Operating results in the third quarter of 2006 of $0.81 of non-GAAP earnings per diluted share were down $0.21 per diluted share versus the same period a year ago. The Company was negatively impacted by a significant reduction in customer production schedules in the U.S. market and increased costs for raw materials, principally nickel. The Company believes the following table is useful for comparison with on-going results from prior reporting periods. It details a number of non-recurring or non-comparable items that impacted earnings per diluted share in 2006 and 2005, and reconciles non-GAAP amounts to the most directly comparable GAAP amounts:

	Three months ended
	September 30,
	2006	2005
Non-GAAP Earnings per share — diluted:	$0.81	$1.02
Restructuring expense	(0.15)	—
Net gain from divestitures	0.06	—
Implementation of FAS 123R	(0.04)	—
Adjustments to tax accruals	—	0.05

GAAP Earnings per share — diluted:	$0.68	$1.07

Nine months ended September 30, 2006 vs. Nine months ended September 30, 2005
Consolidated net sales for the first nine months ended September 30, 2006 totaled $3,383.7 million, a 4.2% increase over the first nine months of 2005. This increase occurred while light-vehicle production was up about 5% worldwide and down 1% in North America from the previous year’s first nine months. Light-vehicle production increased approximately 9% in Asia-Pacific and 2% in Europe. The net sales increase was partially offset by the effect of weaker currencies, primarily the Euro and the Japanese Yen, by approximately $15 million. Turbochargers, timing chain systems, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia-Pacific. Without the currency impact, the increase in net sales would have been 4.7% due to strong demand for the Company’s products in Europe and Asia-Pacific.
Gross profit and gross margin were $637.7 million and 18.8% for the first nine months of 2006 as compared to $654.3 million and 20.2% for the first nine months of 2005. Our gross margin continued to be negatively impacted by higher raw material costs including nickel, steel, copper, aluminum and plastic resin. Raw material costs increased approximately $25 million as compared to the first nine months of 2005, of which nickel was the single largest contributor. Our focused cost reduction programs in our operations partially offset these higher raw material and energy costs. Our gross margin was also negatively impacted by significant declines in customer production levels in the U.S. market.
The rising cost of providing pension and other postretirement benefits continues to impact our industry. To partially address this issue, the Company adjusted certain retiree medical plans effective April 1, 2006, as well as implemented cost reduction initiatives at other subsidiaries. As a result of the adjustments, expenses for other postretirement benefits for the nine months ended September 30, 2006 were slightly lower than the expense recognized in the first nine months of 2005. The Company expects the full year 2006 other postretirement expense to be slightly lower than the full year 2005 expense.
Selling, general and administrative (“SG&A”) costs for the first nine months of 2006 decreased $15.2 million to $370.6 million from $385.8 million, and decreased as a percentage of net sales to 11.0% from 11.9%. The decrease in SG&A was the result of cost cutting efforts, reduction in incentive related compensation and $9.6 million in one-time write-offs in the prior year related to the 2005 acquisition of Beru. R&D costs, which were included in SG&A expenses, increased $19.1 million to $140.1 million from $121.0 million as compared to the first nine months of 2005. The increase was primarily driven by our continued investment in a number of cross-business R&D programs, as well as other key programs, all of which were necessary for short and long-term growth. As a percentage of sales, R&D costs increased to 4.1% from 3.7% in the first nine months of 2005.
On September 22, 2006, in response to a significant decline in North American auto industry production, the Company announced the reduction of its North American workforce by approximately 850 people, or 13%, spread across its 19 operations in the U.S., Canada and Mexico. The restructuring expense recognized for employee termination benefits was $6.7 million. The corresponding liability of $6.7 million will be substantially paid out prior to the end of 2006. In addition to the employee termination costs, the Company recorded $4.8 million of asset impairment charges related to the North American restructuring. The restructuring expenses broken out by segment were as follows: Engine $7.3 million, Drivetrain $3.6 million and Corporate $0.6 million.
Other (income) loss for the first nine months of 2006 was $(6.8) million and was comprised primarily of the realization of an additional $4.9 million gain from a previous divestiture and interest income of $2.1 million. Other (income) loss for the first nine months of 2005 was $35.7 million and included a $45.5 million charge related to the Crystal Springs settlement and interest income of $4.2 million.
Equity in affiliate earnings of $26.3 million increased $8.6 million as compared to the first nine months of 2005 due to the combined effects of improved operating results of affiliates in 2006 and the impact of adjustments made in the first quarter of 2005 to the carrying values of the equity investments.
Interest expense and finance charges of $28.8 million in the first nine months of 2006 were flat compared with the first nine months of 2005 as lower outstanding debt levels during 2006 offset rising global interest rates.
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to U.S. federal, state and foreign income. The projected effective tax rate of 27.0% for 2006 differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., and favorable permanent differences between book and tax treatment for items, including equity in affiliate earnings and Medicare prescription drug benefits. This rate is higher than the full year 2005 effective tax rate of 17.5% because the 2005 rate included the release of tax accrual accounts upon conclusion of certain tax audits and the tax effects of dispositions. The 2006 projected effective tax rate of 27.0% is lower than the 2005 tax rate of 27.8% for on-going operations. This is due to the year over year reduction in U.S. pretax income for on-going operations, which is taxed at a higher rate than the Company’s global average tax rate.
Net earnings were $170.7 million for the first nine months of 2006, or $2.95 per diluted share, a decrease of $0.10 per diluted share from the previous year’s first nine months. Operating results for the nine months ended September 30, 2006 of $3.16 of non-GAAP earnings per diluted share were up $0.04 per diluted share versus the same period a year ago. The Company was negatively impacted by a significant reduction in customer production schedules in the U.S. market and increased costs for raw materials, principally nickel. The Company believes the following table is useful for comparison with on-going results from prior reporting periods. It details a number of non-recurring or non-comparable items that impacted earnings per diluted share in 2006 and 2005, and reconciles non-GAAP amounts to the most directly comparable GAAP amounts:

	Nine months ended
	September 30,
	2006	2005
Non-GAAP Earnings per share — diluted:	$3.16	$3.12
Restructuring expense	(0.15)	—
Implementation of FAS 123R	(0.12)	—
One-time write-off of the excess purchase price associated with Beru’s in-process R&D	—	(0.13)
Net gain from divestitures	0.06	0.11
Adjustments to tax accruals	—	0.45
Crystal Springs related settlement	—	(0.50)

GAAP Earnings per share — diluted:	$2.95	$3.05

The impact of currency changes negatively impacted GAAP earnings per diluted share by an additional $0.04 per share for the nine months ended September 30, 2006 compared to the prior year.
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

The following tables show net sales and segment earnings before interest and income taxes for the Company’s reportable operating segments.
Net Sales by Operating Segment
(Millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Engine	$736.4	$700.0	$2,314.3	$2,154.7
Drivetrain	330.1	358.8	1,093.4	1,117.7
Inter-segment eliminations	(6.7)	(7.9)	(24.0)	(26.6)

Net sales	$1,059.8	$1,050.9	$3,383.7	$3,245.8

Segment Earnings Before Interest and Income Taxes
(Millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Engine	$76.1	$94.1	$267.8	$258.1
Drivetrain	13.2	23.8	64.5	80.0

Segment earnings before interest and income taxes (“Segment EBIT”)	89.3	117.9	332.3	338.1
Litigation settlement expense	—	—	—	45.5
Restructuring expense	11.5	—	11.5	—
Corporate expenses, including equity in affiliate earnings and FAS 123(R)	9.4	21.7	32.1	42.1

Consolidated earnings before interest and taxes (“EBIT”)	68.4	96.2	288.7	250.5
Interest expense and finance charges	9.5	9.6	28.8	28.8

Earnings before income taxes & minority interest	58.9	86.6	259.9	221.7
Provision for income taxes	13.9	19.6	70.2	32.1
Minority interest, net of tax	5.8	5.6	19.0	14.7

Net earnings	$39.2	$61.4	$170.7	$174.9

Three months ended September 30, 2006 vs. Three months ended September 30, 2005
The Engine segment net sales increased $36.4 million, or 5.2%, and segment earnings before interest and income taxes decreased $18.0 million, or 19.1%, from the three months ended September 30, 2005. The segment continued to benefit from Asian automaker demand for turbochargers and timing systems, European automaker demand for turbochargers, timing systems, exhaust gas recirculation (“EGR”) valves and diesel engine ignition systems, the continued roll-out of its variable cam timing systems with General Motors high-value V6 engines, stronger EGR valve sales in North America, and higher turbocharger and thermal products sales due to stronger global commercial vehicle production. Segment EBIT margin was 10.3% in the period, down from 13.4% in the prior, due to the significant reduction in customer production schedules in the U.S. market and increased costs for raw materials, principally nickel.
The Drivetrain segment net sales decreased $28.7 million, or 8.0%, and segment earnings before interest and income taxes decreased $10.6 million, or 44.5%, from the three months ended September 30, 2005. The segment continued to benefit from growth outside of North America including the continued ramp up of dual-clutch transmission and torque transfer product sales in Europe. In the U.S., the group was negatively impacted by sharply lower production of light trucks and SUVs equipped with its torque transfer products and lower sales of its traditional transmission products. Segment EBIT margin was 4.0% in the period, down from 6.6% in the prior year, due to the significant reduction in customer production schedules in the U.S. market and increased costs for raw materials.
Nine months ended September 30, 2006 vs. Nine months ended September 30, 2005
The Engine segment net sales increased $159.6 million, or 7.4%, and segment earnings before interest and income taxes increased $9.7 million, or 3.8%, from the first nine months of 2005. Excluding the one-time write-off in the first half of 2005 of the excess purchase price associated with Beru’s in-process R&D, the Engine segment earnings before interest and income taxes were flat with the prior year. The Engine segment continued to benefit from Asian automaker demand for turbochargers and timing systems, European automaker demand for timing systems, exhaust gas recirculation (“EGR”) valves and diesel engine ignition systems, the continued roll-out of its variable cam timing systems with General Motors high-value V6 engines, stronger EGR valve sales in North America, and higher turbocharger and thermal products sales due to stronger global commercial vehicle production. The segment EBIT margin was 11.6% in the period, down from 12.4% in the prior year, which excludes the one-time write-off in the first half of 2005 of the excess purchase price associated with Beru’s in-process R&D, due to the significant reduction in customer production schedules in the U.S. market and increased costs for raw materials, principally nickel.
The Drivetrain segment net sales decreased $24.3 million, or 2.2%, and segment earnings before interest and income taxes decreased $15.5 million, or 19.4%, from the first nine months of 2005. The segment continued to benefit from growth outside of North America including the continued ramp up of dual-clutch transmission and torque transfer product sales in Europe. In the U.S., the group was negatively impacted by lower production of light trucks and SUVs equipped with its torque transfer products and lower sales of its traditional transmission products. Segment EBIT margin was 5.9% in the period, down from 7.2% in the prior year, due to the significant reduction in customer production schedules in the U.S. market and increased costs for raw materials.
Outlook for the remainder of 2006
The Company is cautious about the remainder of 2006 as the industry environment remains difficult. The recent volatility in commodity prices coupled with domestic automaker volume decreases and restructurings have made the macro-environment uncertain. North American light truck and SUV sales are expected to continue to show weakness during the rest of 2006. We anticipate commodity cost increases will be approximately $40 million for 2006 including nickel, steel, copper and aluminum, approximately $25 million of which has been incurred in the first nine months of 2006. This is an increase of $15 million from expectations at the end of the previous quarter, and is a result of rising prices of nickel. The Company continues to focus on its cost reduction efforts to help offset this market weakness and the effects of commodity cost increases.
Due to significant declines in customer production schedules in the U.S. market, the Company announced on September 22, 2006, a 13% reduction in its North American work force. The Company incurred a $0.15 per share charge related to the restructuring. The Company continues to review alternatives for further improving profitability of our North American operations, particularly those most impacted by lower production levels for light trucks and SUVs.
The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The trends that are driving our longer-term growth are expected to continue, including the growth of diesel engines worldwide, the increased adoption of automatic transmissions in Europe and Asia-Pacific, the popularity of cross-over vehicles in North America and the move to chain engine timing systems in both Europe and Asia-Pacific, offset by a continued decline in North American light truck and SUV-related products.
FINANCIAL CONDITION AND LIQUIDITY
Net cash provided by operating activities increased $9.9 million to $270.7 million for the first nine months of 2006 from $260.8 million in the first nine months of 2005. Capital spending, including tooling outlays, was $191.9 million in the first nine months of 2006, compared with $179.7 million in 2005. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business, and for cost reductions and productivity improvements. The Company expects to spend $280 million to $310 million on capital and tooling in 2006, but this expectation is subject to ongoing review based on market conditions.

As of September 30, 2006, total debt increased from year-end 2005 by $22.5 million and cash and cash equivalents decreased by $22.7 million, primarily due to the $64.4 million third quarter 2006 acquisition of the European Transmission and Engine Controls product lines from Eaton Corporation. Marketable securities increased by $30.7 million during the same period. Our debt to capital ratio was 27.4% at the end of the third quarter versus 29.4% at the end of 2005. The Company paid dividends, including to minority shareholders as follows:

	Nine months ended
	September 30,
	2006	2005
BorgWarner shareholders	$27.5	$23.7
Minority shareholders	16.2	8.2

Total dividends paid	$43.7	$31.9

The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both September 30, 2006 and 2005, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the nine-month periods ended September 30, 2006 and 2005, total cash proceeds from sales of accounts receivable were $450 million. The Company paid servicing fees related to these receivables for the three and nine months ended September 30, 2006 and 2005 of $0.7 million and $2.0 million and $0.5 million and $1.3 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
The Company has a multi-currency revolving credit facility, which provides for committed borrowings up to $600.0 million through July 2009. At September 30, 2006 and December 31, 2005, $90.0 million and $15.0 million, respectively, of borrowings under the facility was outstanding. The credit agreement is subject to the usual terms and conditions applied by banks to investment grade companies. The Company was in compliance with all covenants at September 30, 2006 and expects to be compliant in future periods. The 7% Senior Notes with a face value of $139.0 million mature on November 1, 2006. Management plans to refinance this amount at that time. The Company had outstanding letters of credit of $27.0 million at September 30, 2006 and $25.7 million at December 31, 2005. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
From a credit quality perspective, we have an investment grade credit rating of A- from Standard & Poor’s and Baa2 from Moody’s. On September 25, 2006, Standard & Poor’s affirmed the Company’s credit rating while revising the outlook from stable to negative. On September 27, 2006, Moody’s also affirmed the Company’s credit rating while revising the outlook from positive to stable.
The Company believes that the combination of cash balances, cash flow from operations, available credit facilities and universal shelf registration will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2006. The Company expects that net cash provided by operating activities will be approximately $425 million in 2006.
OTHER MATTERS
Contingencies
In the normal course of business the Company and its subsidiaries are parties to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s environmental and product liability contingencies are discussed separately below. The Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.
Environmental
The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 35 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.
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
Based on information available to the Company (which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors), the Company has established an accrual for indicated environmental liabilities with a balance at September 30, 2006 of $14.9 million. Excluding the Crystal Springs site discussed below for which $5.2 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the $14.9 million accrued environmental liability over the next three to five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities relating to the past operations of Kuhlman Electric. The liabilities at issue result from operations of Kuhlman Electric that pre-date the Company’s acquisition of Kuhlman Electric’s parent company, Kuhlman Corporation, in 1999. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, if any, historical contamination at the plant and surrounding area. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage.
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
Conditional Asset Retirement Obligations
In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of Statement of Financial Accounting Standards (“SFAS”) 143, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations, even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition. Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of lead-based paint in conjunction with facility renovations or demolition. The Company currently has 11 manufacturing locations that have been identified as containing asbestos-related building materials, USTs, PCB transformers or capacitors, or lead-based paint. The fair value to remove and dispose of this material has been estimated and recorded at $0.8 million as of September 30, 2006 and December 31, 2005.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of September 30, 2006, the Company had approximately 50,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 40,000 are pending in just three jurisdictions, where significant tort reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the nine months of 2006, of the approximately 20,700 claims resolved, only 132 (0.6%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2005, of the approximately 38,000 claims resolved, only 295 (0.8%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. As of September 30, 2006, the Company has a receivable of $8.5 million due to funding settlements before reimbursement by some of the secondary layer insurers under this arrangement. The Company is expecting to fully recover these amounts. At September 30, 2006, the Company has an estimated liability of $34.8 million for future claims resolutions, with a related asset of $34.8 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2005, the comparable value of the insurance receivable and accrued liability was $41.0 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	September 30,	December 31,
(Millions)	2006	2005
Assets:
Prepayments and other current assets	$20.5	$20.8
Other non-current assets	14.3	20.2

Total insurance receivable	$34.8	$41.0

Liabilities:
Accounts payable and accrued expenses	$20.5	$20.8
Long-term liabilities – other	14.3	20.2

Total accrued liability	$34.8	$41.0

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

New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“FAS 151”), which is an amendment of ARB No.43, Chapter 4. FAS 151 provides clarification of accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Generally, this statement requires that those items be recognized as current period charges. FAS 151 became effective for the Company on January 1, 2006. The adoption of FAS 151 did not have a material impact on its consolidated financial position, results of operations or cash flows.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 is effective for the Company beginning with its quarter ending March 31, 2008. The adoption of FAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (“FAS 158”). FAS 158 requires an employer to recognize the funded status of each defined benefit posretirement plan on the balance sheet. The funded status of all overfunded plans are aggregated and recognized as a noncurrent asset on the balance sheet. The funded status of all underfunded plans are aggregated and recognized as a current liability, a noncurrent liability, or a combination of both on the balance sheet. A current liability is the amount by which the actuarial present value of benefits included in the benefit obligation in the next 12 months exceeds the fair value of plan assets, and is determined on a plan-by-plan basis. FAS 158 also requires the measurement date of a plan’s assets and its obligations to be the employer’s fiscal year-end date, for which the Company already complies. Additionally, FAS 158 requires an employer to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the change occurs. FAS 158 is effective for the Company as of December 31, 2006. As the Company measures its plan assets and obligations as of December 31, 2006, the Company is not able to determine the impact that the adoption of FAS 158 will have on its condensed consolidated financial statements until that time. However, if the Company had adopted FAS 158 as of December 31, 2005, the Company would have recognized a $48 million noncurrent asset, a $39 million current liability, an increase to noncurrent liabilities of $382 million, and a decrease to stockholder’s equity of $237 million, on an after tax basis.

Recent Development
On October 20, 2006, the Company announced a $0.16 per share dividend to be paid on November 15, 2006 to stockholders of record on November 1, 2006.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes to our exposures related to market risk as stated in the December 31, 2005 Form 10-K.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 15 – Contingencies to the condensed consolidated financial statements for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.
A declaratory judgment action was filed by a subsidiary of the Company, BorgWarner Diversified Transmission Products Inc. (“DTP”), in January 2006 in the United States District Court, Southern District of Indiana, Indianapolis Division, against the United Automobile, Aerospace, and Agricultural Implements Workers of America, Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP is seeking the Court’s affirmation that DTP did not violate the Labor-Management Relations Act of 1947 (“LMRA”) or the Employee Retirement Income Security Act (“ERISA”) by adjusting certain retirees’ medical plans, effective April 1, 2006. DTP believes that it is within its right to adjust the plans and that it will be successful on the merits of the lawsuit, although there can be no guarantee of success in any litigation.
Item 1A. Risk Factors
In addition to the risk factors detailed in Item 1A. Risk Factors in the Company’s December 31, 2005 Form 10-K, the Company is also impacted by the following risk factors.
We are impacted by the rising cost of providing pension and other postretirement benefits.
The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other postretirement benefits. To partially address this impact, we adjusted certain retiree medical plans effective April 1, 2006 to provide certain participating retirees with continued access to group health coverage while reducing our subsidy of the program. (See Item 1. Legal Proceedings above, for information on litigation related to this adjustment.)
Certain defined benefit pension plans we sponsor are currently underfunded.
We sponsor certain defined benefit pension plans worldwide that are underfunded and will require cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. See Note 11 to our audited consolidated financial statements for the year ended December 31, 2005 and “New Accounting Pronouncements” in Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

The effect of these and other risk factors on our financial performance is discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 6. Exhibits

Exhibit 4.1	Indenture, dated as of September 23, 1999, between Borg-Warner Automotive, Inc. and Chase Manhattan Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 6, 1999)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BorgWarner Inc.

(Registrant)

By	/s/ Jeffrey L. Obermayer

(Signature)

Jeffrey L. Obermayer

Vice President and Controller

(Principal Accounting Officer)
Date: October 27, 2006