Form 10-K
period 2006-12-31
BORGWARNER INC
filed 2007-02-16
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006
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

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2006 (the last business day of the most recently completed second fiscal quarter) was approximately $3.7 billion. As of February 16, 2007, the registrant had 57,972,874 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Part of Form 10-K
into which
Document	incorporated

BorgWarner Inc. 2006 Annual Report to Stockholders	Parts I, II and IV
BorgWarner Inc. Proxy Statement for the 2007 Annual Meeting of Stockholders	Part III

BORGWARNER INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2006

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

BorgWarner Inc. and its Consolidated Subsidiaries (the “Company”) make forward-looking statements in this document that are based on management’s current expectations, estimates, and projections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company. Such risks and uncertainties could cause our actual results to differ materially from those expressed, projected, or implied in or by our forward-looking statements. Such risks and uncertainties include: fluctuations in global or regional vehicle production; the continued use of outside suppliers by original equipment manufacturers, fluctuations in demand for vehicles containing the Company’s products, general economic conditions, as well as other risks noted under “Risk Factors.” The Company does not undertake any obligation to update any forward-looking statement.

PART I

Item 1.	Business

The Company is a Delaware corporation that was incorporated in 1987. The Company is a leading, global supplier of highly engineered systems and components, primarily for powertrain applications. The Company’s products help improve vehicle performance, fuel efficiency, air quality and vehicle stability. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light-vehicles (passenger cars, sport-utility vehicles, vans and light-trucks). The Company’s products are also sold to OEMs of commercial trucks, buses and agricultural and off-highway vehicles. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.

Financial Information About Segments

Incorporated herein by reference is Note 19 of the Notes to Consolidated Financial Statements of the Company’s Annual Report for the year ended December 31, 2006 (the “Company’s Annual Report”) filed as an exhibit to this report.

Narrative Description of Operating Segments

The Company reports its results under two reportable operating segments: Engine and Drivetrain. Net revenues by segment for the three years ended December 31, 2006, 2005 and 2004, are as follows (in millions of dollars):

	Year Ended December 31,
	2006	2005	2004

Engine	$3,154.9	$2,855.4	$2,059.9
Drivetrain	1,461.4	1,472.9	1,509.2
Inter-segment eliminations	(30.9)	(34.5)	(43.8)

Net sales	$4,585.4	$4,293.8	$3,525.3

The sales information presented above excludes the sales by the Company’s unconsolidated joint ventures (See “Joint Ventures” section). Such sales totaled approximately $676 million in 2006, $635 million in 2005, and $500 million in 2004.

Effective January 1, 2006, the Company assigned an operating facility previously reported in the Engine segment to the Drivetrain segment due to changes in the facility’s product mix. Prior year segment amounts have been reclassified to conform to the current year’s presentation.

Engine

The Engine Group develops products to manage engines for fuel efficiency, reduced emissions, and enhanced performance. Its products currently fall into the following major categories: turbochargers, chain products, emissions systems, thermal systems, diesel cold start and gasoline ignition technology, tire pressure monitoring systems and diesel cabin heaters.

The Engine Group provides turbochargers for light-vehicle, commercial-vehicle and off-road applications for diesel and gasoline engine manufacturers in Europe, North America, South America and Asia. The Engine Group has greatly benefited from the growth in turbocharger demand in Europe. This growth is linked to increasing demand for diesel engines in light-vehicles which typically utilize turbochargers and for turbocharged gasoline engines. Benefits of turbochargers in both light-vehicle and commercial-vehicle applications include increased power for a given engine size, improved fuel economy and significantly reduced emissions. The Company believes it is a leading manufacturer of turbochargers worldwide.

Sales of turbochargers for light-vehicles represented approximately 18%, 16%, and 16% of the Company’s total revenues for 2006, 2005 and 2004, respectively. The Company currently supplies light-vehicle turbochargers to VW/Audi, Renault, PSA, DaimlerChrysler, Hyundai and Fiat, and supplies commercial-vehicle turbochargers to Caterpillar, John Deere, DaimlerChrysler, International, Deutz and MAN. The Company expects to supply the next generation of light-vehicle turbochargers in Europe to VW/Audi, Renault, PSA, BMW, Ford and Fiat. In 2004, the Company announced that it would supply the 3.0 liter, 6-cylinder engine for the BMW 5-series with its regulated two-stage turbocharging system known as R2S®. The system allows continuously variable adaptation of the turbine and compressor side for every operating point of the engine. In 2005, the Company announced the start of production of its R2S® for medium truck applications and that it would supply turbochargers for VW/Audi’s 2.0 liter gasoline direct injection engine and for their first dual-charged 1.4 liter gasoline direct injection engine. In 2006, the Company launched a high temperature variable geometry turbine (“VTG®”) for Porsche 3.6 liter gasoline application, another R2S® application for a DaimlerChrysler light-truck called the Sprinter and a VTG® for the Hyundai A-engine family. These products are provided from facilities in Europe, North America, South America and Asia.

The Engine Group designs and manufactures products to control emissions and improve fuel economy such as electric air pumps, turbo actuators which use integrated electronics to precisely control turbocharger speed and pressure ratio, and exhaust gas recirculation valves for gasoline and diesel applications. The Engine Group also manufactures a wide variety of fluid pumps, including engine oil pumps for engine and transmission lubrication, and products for engine air intake management. Other products for engine air intake management include throttle bodies, electronic throttle control, and complete engine induction modules. These products are provided from facilities in North America, Europe and Asia.

The Engine Group’s chain and chain systems products include timing chain and timing drive systems, crankshaft and camshaft sprockets, tensioners, guides and snubbers, HY-VO® Front-Wheel Drive (“FWD”) transmission chain and Four-Wheel Drive (“4WD”) chain, and MORSE GEMINI® chain systems for light-vehicle and commercial-vehicle applications.

The Company’s timing chain systems are used on Ford’s family of overhead cam engines, including the Duratech and Triton, and in-line 4 cylinder engines, as well as on Chrysler’s 2.7 liter, 3.7 liter, 4.7 liter, 5.7 liter and 6.1 liter engines, including the Hemi applications. In addition, the Company provides timing systems to a number of Asian OEMs and their North American transplant operations, including Honda, Nissan, and Hyundai, and to several European OEMs. The Company believes that it is the world’s leading manufacturer of timing chain systems.

The Engine Group has reached full production of its first high-volume variable cam timing (“VCT”) systems for a new family of GM V6 engines. VCT is a means of precisely controlling the flow of air into and out of an engine by allowing the camshaft to be dynamically phased relative to its crankshaft. The Company’s VCT system includes Torsional Assisttm technology, which utilizes camshaft torque as its main actuation energy, instead of the conventional oil-pressure actuated approach. The VCT systems are utilized by GM’s new 3.5 liter and 3.9 liter V-6 engines in the all-new Saturn Aura, Chevrolet Impala and Pontiac G6. HY-VO® chain is used to transfer power from the engine to the drivetrain. The Company’s MORSE GEMINI® chain system emits significantly less chain pitch frequency noise than conventional transmission chain systems. The chain in a transfer case distributes power between the front and rear output shafts which, in turn, drive the front and rear wheels. The Company believes it is the world’s leading manufacturer of chain for FWD transmissions and 4WD transfer cases. These products are provided from facilities in North America, Europe and Asia.

The Engine Group believes it is a leading global provider of engine thermal solutions for truck, agricultural and off-highway applications. The group designs, manufactures and markets viscous fan drives that control fans to sense and respond to multiple cooling requirements. The Engine Group also manufactures and markets polymer fans for engine cooling systems. The Company’s thermal products provide improved vehicle fuel economy and reduced engine emissions while minimizing parasitic horsepower loss. These advanced thermal systems products are provided from facilities in North America, South America, Europe and Asia. The Company has been awarded the “standard position” for its products at the major global heavy truck producers, rather than its previous “optional position.”

In 2005, the Company acquired 69.4% of the outstanding shares of BERU Aktiengesellschaft (“BERU”), headquartered in Ludwigsburg, Germany. BERU’s operating results are included within the Engine Group. BERU is a leading global automotive supplier of diesel cold starting technology (glow plugs and instant starting systems); gasoline ignition technology (spark plugs and ignition coils); and electronic control units and sensor technology (tire pressure sensors, diesel cabin heaters and selected sensors). BERU is represented in Europe, Asia and North America.

Drivetrain

The Drivetrain Group leverages the Company’s expertise in wet friction clutches, mechanical coupling devices, and control systems, enabling efficient transmission of engine torque to the vehicle drivetrain, and management of torque distribution to the driven wheels. The Drivetrain Group’s major products are transmission components and systems, and all-wheel drive (“AWD”) torque management systems.

Drivetrain Group designs and manufactures automatic transmission components and modules in North America, Asia and Europe. Principal product lines include:

•	Friction products: friction plates, transmission bands, torque converter clutches, friction clutch modules.

•	Mechanical products: One-way clutches, torsional vibration dampers

•	Controls products: Electro-hydraulic solenoids, solenoid modules, high pressure solenoids for automated manual transmissions (“AMT”s).

•	Dual clutch transmissions products: Dual clutch modules, torsional vibration dampers, Mechatronic control modules.

The Company is a supplier to virtually every major automatic transmission manufacturer in the world. The Company’s 50%-owned joint venture in Japan, NSK-Warner Kabushiki Kaisha (“NSK-Warner”), is a leading producer of friction plates and one-way clutches in Japan. NSK-Warner is also the joint venture partner with a 40% interest in the Drivetrain Group’s Korean subsidiary, BorgWarner Transmission Systems Korea, Inc.

In 2006 the Drivetrain Group acquired the high-pressure solenoid product lines of Eaton Corporation. These solenoids are used in AMTs installed on manual gearboxes. AMTs are a growing niche of the entry-level city-car and light commercial-vehicle segments in Europe and some Asian markets.

In 2003, the Drivetrain Group launched its proprietary dual clutch transmission technology known as DualTronic® on Volkswagen Audi Group’s revolutionary Direct Shift Gearbox (“DSG”), featured in the VW Golf R32 and the Audi TT 3.2. This technology provides the smooth-shifting convenience of an automatic transmission with the fuel efficiency of a manual transmission, and quicker shifts than either. Through advanced electro-hydraulic controls and a unique two-clutch wet-friction system, DualTronic® technology eliminates the interruption in powerflow that drivers experience with a manual or automated manual transmission. This technology is expanding across the entire VW Group vehicle family, including VW, Audi, Skoda and SEAT vehicles sold worldwide.

In conventional automatic transmissions, there has been a global market trend from four and five speeds to six, seven, and even eight speed transmissions. Transmissions with more speeds improve fuel economy and vehicle performance. The Company is a leading supplier of friction, mechanical, and controls products to every major automatic transmission producer worldwide.

The Drivetrain Group’s torque management products include 4WD, AWD transfer cases and systems for rear-wheel drive vehicles, and torque management products and systems to transfer torque within the drivetrain for FWD/AWD based vehicles. The main focus is on electronically controlled (active) torque management devices and systems. Other torque management products include synchronizer rings and systems for application in manual, automated manual, and dual clutch transmissions.

Transfer cases are installed primarily on light-trucks, sport-utility vehicles (“SUV”s), and rear-wheel drive based cross-over utility vehicles (“CUV”s) and passenger cars. A transfer case attaches to the transmission and distributes torque to the front and rear axles for 4WD, improving vehicle control during off-road use and in a variety of road conditions. The Company has designed and developed an exclusive 4WD TORQUE-ON-DEMAND® (“TOD®”) transfer case system, which allows vehicles to automatically shift from two-wheel drive to 4WD when electronic data and sensors indicate it is necessary. The TOD® transfer case is available on the Ford Explorer, Ford Expedition, Lincoln Navigator, Kia Sorrento, and certain SsangYong vehicles.

Sales of rear-wheel drive based transfer cases and components represented approximately 10%, 12% and 18% of the Company’s total revenues for 2006, 2005 and 2004, respectively. The Company supplies the majority of the 4WD transfer cases to Ford, including those installed in the Ford Explorer, the Ford Expedition, the Ford F-150, Ranger pick-up trucks, the Mercury Mountaineer and the Lincoln Navigator. The Company also supplies transfer cases to a number of General Motors applications including the Hummer H2 and H3; the Cadillac Escalade, STS and SRX; and the GMC Yukon Denali. The Company began supplying transfer cases for the Audi Q7 in 2005 and to Great Wall Motor Company Limited, a leading light-truck and SUV manufacturer in China, in 2006. The Company also supplies 4WD transfer cases to several other Asia-based OEMs.

The Company supplies a family of AWD products for both volume and performance applications. One of the Company’s AWD iTractm products is the T-Tractm torque transfer system, formerly called ITM II®. The Company is actively involved in developing this technology for new applications in both FWD based CUVs and passenger cars. This product was launched on the Honda Pilot in 2002 and on the Honda Ridgeline, a midsize pickup, in 2005. ITM® uses electronically controlled clutches to distribute power to the individual rear wheels when traction is required. A variant of this product, ITM2etm, which features a single clutch pack in front of the rear axle differential is supplied to Hyundai for the Hyundai Tucson and KIA Sportage The latest design, ITM3e®, was launched on the new Hyundai Santa Fe and Chrysler Pacifica in 2006.

The Company’s drivetrain products are manufactured in North America, Europe and Asia.

Joint Ventures

As of December 31, 2006, the Company had 12 joint ventures in which it had a less-than-100% ownership interest. Results from the seven ventures in which the Company is the majority owner are consolidated as part of the Company’s results. Where the Company’s effective ownership interest is 50% or less, the Company reported using the equity method of accounting.

Management of the unconsolidated joint ventures is shared with the Company’s respective joint venture partners. Certain information concerning the Company’s joint ventures is set forth below:

			Percentage
			Owned by		Location		Fiscal 2006
		Year	the		of		Sales ($ in
Joint Venture	Products	Organized	Company (a)		Operation	Joint Venture Partner	millions) (b)

Unconsolidated:
NSK-Warner K.K.	Transmission components	1964	50%		Japan	Nippon Seiko K.K.	$535.4
Turbo Energy Limited(c)	Turbochargers	1987	32.6%		India	Sundaram Finance Limited; Brakes India Limited	$97.5
Impco-BERU Technologies B.V.	Alternative Drive Systems and equipment for gas engines	1999	49%		Netherlands	Impco Technologies Inc.	$22.1

BERU Diesel Start Systems Pvt. Ltd.	Glow Plugs	1996	49%		India	Jayant Dave	$3.6
BERU-Eichenauer GmbH	Sub-systems for diesel cabin heaters	2000	50%		Germany	Fritz Eichenauer GmbH & Co. KG	$17.6
Consolidated:
BorgWarner Transmission Systems Korea, Inc.	Transmission components	1987	60	%(d)	Korea	NSK-Warner K.K.	$131.9
Divgi-Warner Pvt. Ltd.	Transfer cases and automatic locking hubs	1995	60%		India	Divgi Metalwares, Ltd.	$13.0
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans, fan drives	1999	70%		China	Ningbo Shenglong Group Co., Ltd.	$20.2

			Percentage
			Owned by	Location		Fiscal 2006
		Year	the	of		Sales ($ in
Joint Venture	Products	Organized	Company (a)	Operation	Joint Venture Partner	millions) (b)

BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Automotive Industry Corporation	$16.1
BorgWarner Morse TEC Murugappa Pvt. Ltd	Chain products and engine timing system components	2002	74%	India	TI Diamond Chain Ltd.	$5.2

SeohanWarner TurboSystems Ltd.	Turbochargers	2003	71%	Korea	Korea Flange Company	$27.5
BERU Korea Co. Ltd.	Ignition coils and pumps	2001	51%	Korea	Mr. K.B. Mo and Mr. D.H. Kim	$29.2

(a)	The Company owns 69.4% of the outstanding shares of BERU. For the joint ventures in which BERU is a party, the percentage of ownership for each joint venture reflects BERU’s ownership percentage.

(b)	All sales figures are for the year ended December 31, 2006, except for NSK-Warner and Turbo Energy Limited. NSK-Warner’s sales are reported for the 12 months ended November 30, 2006. Turbo Energy Limited’s sales are reported for the 12 months ended September 30, 2006.

(c)	The Company made purchases from Turbo Energy Limited totaling $25.1 million, $18.7 million, and $17.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

(d)	BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea, Inc. This gives the Company an additional indirect effective ownership percentage of 20%. This results in a total indirect effective ownership interest of 80%.

Financial Information About Geographic Areas

See Note 21 of the Notes to Consolidated Financial Statements in the Company’s Annual Report for financial information about geographic areas, which is incorporated herein by reference.

Approximately 60% of consolidated sales for 2006 was outside the United States, including exports. However, a portion of such sales was to OEMs headquartered outside the United States that produce vehicles that are, in turn, exported to the United States.

Customers

Approximately 75% of the Company’s total sales in 2006 was for light-vehicle applications, with the remaining 25% of the Company’s sales to a diversified group of commercial truck, bus, construction and agricultural vehicle manufacturers, and to distributors of aftermarket replacement parts.

For the most recent three-year period, the Company’s worldwide sales to the following customers were approximately as follows:

Customer	2006	2005	2004

Ford	13%	16%	21%
Volkswagen	13%	13%	10%
DaimlerChrysler	11%	12%	14%
General Motors	9%	9%	10%

The Company’s 2006 consolidated sales do not include the approximately $676 million of sales made by the Company’s unconsolidated joint ventures. If sales from these unconsolidated joint ventures were included in 2006 consolidated sales, our worldwide sales to Toyota Motor Corporation and its affiliates would be approximately 7% of consolidated sales.

The Company’s automotive products are generally sold directly to OEMs substantially pursuant to negotiated annual contracts, long-term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon the production schedules of the OEMs. The Company typically ships its products directly from its plants to the OEMs.

Sales and Marketing

Each of the Company’s business units within its two operating segments has its own sales function. Account executives for each business unit are assigned to serve specific OEM customers for one or more of a business unit’s products. Such account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business. Because of their close relationship with the OEMs, account executives are able to identify and meet customers’ needs based upon their knowledge of the Company’s products and design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities and serve as a key interface with the customers.

In addition, between the Engine segment and the Drivetrain segment, sales and marketing employees work together to explore cross-development opportunities for the business units. The development of DualTronic®, the Company’s wet-clutch and control-system technology for a new-concept automated transmission, is an example of a successful collaboration.

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

In addition, each of the Company’s operating segments has its own research and development (“R&D”) organization. The Company has approximately 800 employees, including engineers, mechanics and technicians, engaged in R&D activities at facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life cycle testing and dynamometer laboratories.

By working closely with the OEMs and anticipating their future product needs, the Company’s R&D personnel conceive, design, develop and manufacture new proprietary automotive components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to obtain new orders from its OEM customers.

The following table presents the Company’s gross and net expenditures on research and development activities:

	Year Ended December 31,
	2006	2005	2004
	Millions of dollars
Gross R&D expenditures	$219.5	$194.3	$154.9
Customer reimbursements	(31.8)	(33.3)	(31.8)

Net R&D expenditures	$187.7	$161.0	$123.1

The Company’s net R&D expenditures are included in the selling, general, and administrative expenses of the Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures upon billing of services performed. The Company has contracts with several customers at the Company’s various R&D locations. No such contract exceeded $5.0 million in any of the years presented.

Patents and Licenses

The Company has approximately 3,800 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, any group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company’s business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company’s financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

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

The Company’s major competitors include:

Product Type: Engine	Name of Competitor

Turbochargers:	Honeywell International Inc. Mitsubishi Heavy Industries, Ltd.
Chains:	Tsubaki Group Iwis
Emissions products:	Kolbenschmidt Pierburg AG Valeo Bosch
Thermal products:	Behr GmbH & Co. Horton/Sachs Usui
Diesel cold start technology:	Bosch NGK

Product Type: Drivetrain	Name of Competitor

Torque transfer products:	Magna International Inc. JTEKT
Transmission products:	Dynax Corporation INA-Schaeffler

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

For many of its products, the Company’s competitors include suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs and, in some cases, export subsidies and/or raw materials subsidies. See also Item 1A. Risk Factors.

Employees

As of December 31, 2006, the Company and its consolidated subsidiaries had approximately 17,400 salaried and hourly employees (as compared with approximately 17,400 employees at December 31, 2005), of which approximately 7,000 were U.S. employees. Included in these 17,400 employees are approximately 2,600 BERU employees. Approximately 23% of the Company’s U.S. work force is unionized. The hourly workers at the Company’s non-U.S. operations are typically unionized. The Company believes its present relations with employees to be satisfactory.

Raw Materials

Continuing a trend which began in 2004, several raw materials used in the Company’s products hit record pricing levels, including steel, copper, resins, nickel and certain alloying elements. This was due to a host of supply and demand factors.

Despite these challenges, the Company used a variety of tactics in order to limit the impact of inflationary prices and supply shortages. The Company formed a global procurement organization to accelerate: cost reductions, purchases from lower cost regions, risk mitigation efforts, and collaborative buying activities. In addition, the Company used long-term contracts, cost sharing arrangements, design changes, customer buy programs, and hedging instruments to help control costs. The Company intends to use similar measures in 2007 and beyond.

For 2007, each of the Company’s operating segments believes that its supplies of raw materials and energy are adequate and available from multiple sources to support its manufacturing requirements. Manufacturing operations for each of the Company’s operating segments are dependent upon natural gas, fuel oil, and electricity.

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

Based on information available to the Company (which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors), the Company has established an accrual for indicated environmental liabilities with a balance at December 31, 2006, of approximately $20 million. Excluding the Crystal Springs site discussed below for which $10.8 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the accrued environmental liability over the next three to five years.

In connection with the sale of Kuhlman Electric Corporation (“Kuhlman Electric”), the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to the past operations of Kuhlman Electric. The liabilities at issue result from the operations of Kuhlman

Electric that pre-date the Company’s acquisition of Kuhlman Electric’s parent company, Kuhlman Corporation, in 1999. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, if any, historical contamination at the plant and surrounding area. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage.

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

Available Information

Through its Internet website (www.borgwarner.com), the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed or furnished. The Company also makes the following documents available on its Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance Committee Charter; the Company’s Corporate Governance Guidelines; the Company’s Code of Ethical Conduct; and the Company’s Code of Ethics for CEO and Senior Financial Officers. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to Mary Brevard, Vice President, Investor Relations and Corporate Communications, 3850 Hamlin Road, Auburn Hills, Michigan 48326.

Executive Officers of the Registrant

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 16, 2007.

Name	Age	Position With Company

Timothy M. Manganello	57	Chairman and Chief Executive Officer
Robin J. Adams	53	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Mary E. Brevard	60	Vice President, Investor Relations and Corporate Communications
William C. Cline	57	Vice President, Acquisition Coordination
Angela J. D’Aversa	60	Vice President, Human Resources
Jamal M. Farhat	47	Vice President, Chief Information Officer
John J. Gasparovic	49	Vice President, General Counsel & Secretary
Anthony D. Hensel	48	Vice President and Treasurer
Laurene H. Horiszny	51	Chief Compliance Officer & Assistant Secretary
Bernd W. Matthes	46	Vice President
John J. McGill	52	Vice President, Global Supply Chain
Cynthia A. Niekamp	47	Vice President
Jeffrey L. Obermayer	51	Vice President and Controller
Mark A. Perlick	60	Vice President, Technology
Christopher H. Vance	47	Vice President, Business Development and M&A
Alfred Weber	49	Vice President
Roger J. Wood	44	Vice President

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

Mr. Gasparovic has been Vice President, General Counsel and Secretary of the Company since January 2007. After working as a private investor from January 2004 until January 2005, he was Senior Vice President and General Counsel of Federal-Mogul Corporation from February 2005 until December 2006. From February 2003 until December 2003, he was Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer and from May 2000 until January 2003 he was Vice President , General Counsel (and Secretary since January 2001) of Roadway Corporation.

Mr. Hensel has been Vice President of the Company since July 2002 and Treasurer since January 2005. He was Vice President, Business Development of the Company from July 2002 until December 2004. He was Vice President, Finance of BorgWarner Morse TEC Inc. from July 1999 to June 2002.

Ms. Horiszny has been Chief Compliance Officer and Assistant Secretary since January 2007. She was Vice President, General Counsel and Secretary of the Company from May 1993 until December 2006.

Dr. Matthes has been Vice President of the Company and President and General Manager of BorgWarner Transmission Systems Inc. (“Transmission Systems”) since July 2005. He was General Manager, Operations Europe for Transmission Systems from August 2004 to July 2005. He was Vice President — Operations Europe for Transmission Systems from January 2003 to August 2004. He was Managing Director for Transmission Systems Europe from December 2002 to January 2003. He was General Manager, DualTronic® from November 2000 to July 2005.

Mr. McGill has been Vice President of the Company since October 1999 and Vice President, Global Supply Chain since July 2004. He was President and General Manager of TorqTransfer Systems from December 2002 until July 2004. He was President and General Manager of BorgWarner Cooling Systems Inc. from October 1999 until December 2002.

Ms. Niekamp has been Vice President of the Company and President and General Manager of TorqTransfer Systems since July 2004. She was Senior Vice President and Chief Financial Officer of Mead Westvaco Corporation (“Mead”) from April 2003 until March 2004. She was Senior Vice President, Strategy & Specialty Operations of Mead from February 2002 until April 2003. She was President and General Manager of the Mead Specialty Paper Division from July 1998 until January 2002.

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

Mr. Wood has been Vice President of the Company since January 2001 and President of BorgWarner Turbo Systems Inc. and BorgWarner Emissions Systems Inc. since August 2005. He was President and General Manager of Morse TEC from January 2001 until July 2005.

Item 1A.	Risk Factors

Our industry is cyclical and our results of operations will be adversely affected by industry downturns.

Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors. Significant reduction in automotive or truck production would have a material adverse effect on our sales to original equipment manufacturers and our financial position and operating results.

We are dependent on sport-utility vehicle and light-truck market segments.

Some of our products, in particular four-wheel drive transfer cases, are currently used exclusively in four-wheel drive systems for sport-utility vehicles and light-trucks. For 2006 for example, sales of rear-wheel drive transfer cases represented 10% of our total consolidated revenue. Any significant reduction in production in this market segment or loss of business in this market segment would have a material adverse effect on our sales to original equipment manufacturers and our financial position and operating results.

We face strong competition.

We compete worldwide with a number of other manufacturers and distributors that produce and sell products similar to ours. Price, quality and technological innovation are the primary elements of competition. Our competitors include vertically integrated units of our major original equipment manufacturer customers, as well as a large number of independent domestic and international suppliers. We are not as large as a number of these companies and do not have as many financial or other resources. The competitive environment has changed dramatically over the past few years as our traditional U.S. original equipment manufacturer customers, faced with intense international competition, have expanded their worldwide sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs and, in some cases, export or raw materials subsidies. Increased competition could adversely affect our businesses.

We are under substantial pressure from original equipment manufacturers to reduce the prices of our products.

There is substantial and continuing pressure on original equipment manufacturers to reduce costs, including costs of products we supply. Although original equipment manufacturers have indicated that they will continue to rely on outside suppliers, a number of our major original equipment manufacturer customers manufacture products for their own uses that directly compete with our products. These original equipment manufacturers could elect to manufacture such products for their own uses in place of the products we currently supply. We believe that our ability to develop proprietary new products and to control our costs will allow us to remain competitive. However, we cannot assure you that we will be able to improve or maintain our gross margins on product sales to original equipment manufacturers or that the recent trend by original equipment manufacturers towards increased outsourcing will continue.

Annual price reductions to original equipment manufacturer customers appear to have become a permanent feature of our business environment. In 2006 and 2005, the combination of price reductions to customers and cost increases for material, labor and overhead, totaled approximately $155 million and $140 million, respectively. To maintain our profit margins, we seek price reductions from our suppliers, improve production processes to increase manufacturing efficiency, update product designs to reduce costs and develop new products the benefits of which support stable or increased prices. Our ability to pass through increased raw material costs to our original equipment manufacturer customers is limited, with cost recovery less than 100% and often on a delayed basis. We cannot assure you that we will be able to reduce costs in an amount equal to annual price reductions and increases in raw material costs.

We are sensitive to the effects of our major customers’ labor relations.

All three of our primary North American customers, Ford, DaimlerChrysler and General Motors, have major union contracts with the United Automobile, Aerospace and Agricultural Implement Workers of America. Because of domestic original equipment manufacturers’ dependence on a single union, we are affected by labor difficulties and work stoppages at original equipment manufacturers’ facilities. Similarly, a majority of our global customers’ operations outside of North America are also represented by various unions. Any extended work stoppage could have a material adverse effect on our financial position and operating results.

Part of our labor force is unionized.

As of December 31, 2006, approximately 23% of our U.S. employees was unionized. Our two most significant domestic collective bargaining agreements are for our Muncie, Indiana plant and our Ithaca, New York plants. The Muncie agreement expires in April 2009 and the Ithaca agreement expires in October 2008. The hourly employees at certain of our international facilities are also unionized. While we believe that our relations with our employees are satisfactory, a prolonged dispute with our employees could have a material adverse effect on our financial position and operating results.

We are subject to extensive environmental regulations.

Our operations are subject to laws governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. We believe that our business, operations and activities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws. However, the operation of automotive parts manufacturing plants entails risks in these areas, and we cannot assure you that we will not incur material costs or liabilities as a result. Furthermore, through various acquisitions over the years, we have acquired a number of manufacturing facilities, and we cannot assure you that we will not incur material costs and liabilities relating to activities that predate our ownership. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws that may be adopted in the future.

We believe that the overall impact of compliance with regulations and legislation protecting the environment will not have a material adverse effect on our future financial position or operating results, but we cannot assure you that this will always be the case. Capital expenditures and expenses in 2006 attributable to compliance with environmental laws were not material.

We have contingent liabilities related to environmental, product warranties, regulatory matters, litigation and other claims.

We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws. As a result, as of December 31, 2006, we may be liable for the cost of clean-up and other remedial activities at 35 of these sites.

We work with outside experts to determine a range of potential liability for environmental sites. The ranges for each individual site are then aggregated into a loss range for the total accrued liability. Management’s estimate of the loss range for 2006 is between $18.1 million and $29.5 million. We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range. Based on information available to us, we have established an accrual in our financial statements for indicated environmental liabilities, with a balance of $20.0 million at December 31, 2006. We currently expect this amount to be expended over the next three to five years.

We believe that none of these matters, individually or in the aggregate, will have a material adverse effect on our future financial position or operating results, either because estimates of the maximum potential liability at a site are not large or because liability will be shared with other potentially responsible parties. However, we cannot assure you of the ultimate outcome.

We are also party to, or have an obligation to defend a party to, various legal proceedings, including those described in Note 15 to the Notes to the Consolidated Financial Statements in the Company’s Annual Report. Although we believe that none of these matters is likely to have a material adverse effect on our financial condition or future operating results, there can be no assurance as to the ultimate outcome of any such matter or proceeding.

We provide warranties to our customers for some of our products. Under these warranties, we may be required to bear costs and expenses for the repair or replacement of these products. We cannot assure you that costs and expenses associated with these product warranties will not be material, or that those costs will not exceed any amounts accrued for such warranties in our financial statement.

Based upon information available to us, we have established an accrual in our financial statements for product warranties of $60.0 million at December 31, 2006.

Our growth strategy may prove unsuccessful.

We have a stated goal of increasing revenues and operating revenues at a rate greater than global vehicle production by increasing content per vehicle with innovative new components and through select acquisitions. We may not meet our goal because of any of the following: (a) a significant decrease in the production of sport-utility vehicles and light-trucks, high content vehicles for us; (b) the failure to develop new products which will be purchased by our customers; (c) technology changes rendering our products obsolete; (d) a reversal of the trend of supplying systems (which allows us to increase content per vehicle) instead of components; and (e) the failure to find suitable acquisition targets or the failure to integrate operations of acquired businesses quickly and cost effectively.

We are subject to risks related to our international operations.

We have manufacturing and technical facilities in many regions and countries, including North America, Europe, China, India, South Korea, Japan, and Brazil and sell our products worldwide. For 2006, approximately 60% of our sales were outside North America. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, and fluctuations in foreign currency exchange rates, changing economic conditions, and political instability and disputes. See Note 20 of the Notes to Consolidated Financial Statements in the Company’s Annual Report.

We may not realize sales represented by awarded business.

We base our growth projections, in part, on commitments made by our customers. These commitments generally renew yearly during a program life cycle. If actual production orders from our customers do not approximate such commitments, it could have a material adverse effect on our growth and financial performance.

We are impacted by the rising cost of providing pension and other post employment benefits.

The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other post employment benefits. To partially address this impact, we adjusted certain retiree medical plans effective April 1, 2006 to provide certain participating retirees with continued access to group health coverage while reducing our subsidy of the program. See Note 12 of the Notes to Consolidated Financial Statements in the Company’s Annual Report.

Certain defined benefit pension plans we sponsor are currently underfunded.

We sponsor certain defined benefit pension plans worldwide that are underfunded and will require cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. See Note 12 of the Notes to Consolidated Financial Statements in the Company’s Annual Report.

Negative or unexpected tax consequences could adversely affect our results of operations.

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax accruals that could materially and adversely affect our results of operations.

Additionally, we are subject to tax audits by governmental authorities in the U.S. and numerous non-U.S. jurisdictions. Because the results of tax audits are inherently uncertain, negative or unexpected results from one or more such tax audits could adversely affect our results of operations.

We rely on sales to several major customers.

Our worldwide sales in 2006 to Ford Motor Company, Volkswagen, DaimlerChrysler and General Motors Corporation constituted approximately 13%, 13%, 11% and 9%, respectively, of our 2006 consolidated sales. These four customers constituted approximately 46% of our 2006 sales. Credit rating agencies rate two of these customers below investment grade. The corresponding percentages of sales to these customers for 2005 were 16%, 13%, 12% and 9%. No other single customer accounted for more that 10% of our consolidated sales in 2006 or 2005.

Our 2006 consolidated sales do not include the approximately $676 million of sales made by our unconsolidated joint ventures. If sales from these unconsolidated joint ventures were included in 2006 consolidated sales, our worldwide sales to Toyota Motor Corporation and its affiliates would be approximately 7% of consolidated sales.

Economic distress of suppliers could result in disruption of our operations and have a material effect on our business.

Some automotive parts suppliers continue to experience commodity cost pressures and the effects of industry overcapacity. These factors have increased pressure on the industry’s supply base, as suppliers cope with higher commodity costs, lower production volumes and other challenges. The Company receives certain of its raw materials from sole suppliers or a limited number of suppliers. The inability of a supplier to fulfill supply requirements of the Company could materially affect future operating results.

Item 1B.	Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

Item 2.	Properties

As of December 31, 2006, the Company had 64 manufacturing, assembly, and technical locations worldwide. In addition to its 15 U.S. manufacturing locations, the Company has 10 locations in Germany, five locations in each of India and Korea, three locations in each of the United Kingdom, France and China, two locations in each of Japan, Mexico, Hungary, and Italy, and one location in each of Brazil, Canada, Ireland, Spain, and Taiwan. The Company also has several sales offices, warehouses and technical centers. The Company’s worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In 2002, the Company completed construction of the BorgWarner Powertrain Technical Center (the “PTC”) in Auburn Hills, Michigan, which serves as a primary research and development facility and contains many of the administrative personnel for the Engine and Drivetrain segments. There are approximately 500 employees located at the PTC. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs. The majority of the locations are operating at normal levels based on capacity.

The following is additional information concerning the principal manufacturing, assembly, and technical facilities operated by the Company, its subsidiaries, and affiliates.(1)

ENGINE

Americas:	Europe:	Asia:

Asheville, North Carolina
Auburn Hills, Michigan
Cadillac, Michigan
Campinas, Brazil
Civac-Juitepec, Mexico (2) (3)
Cortland, New York
Dixon, Illinois
Fletcher, North Carolina
Guadalajara, Mexico
Ithaca, New York
Marshall, Michigan
Sallisaw, Oklahoma
Simcoe, Ontario, Canada	Arcore, Italy
Biassano, Italy (2) (3)
Bradford, England
Bretten, Germany (3)
Chazelles, France (3)
Diss, England (3)
Kandel, Germany (50% JV) (2) (3)
Kirchheimbolanden, Germany
La Ferte Mace, France (3)
Ludwigsburg, Germany (3)
Markdorf, Germany
Muggendorf, Germany (3)
Neuhas, Germany (3)
Oroszlany, Hungary
Tiszakecske, Hungary (3)
Tralee, Ireland (3)
Vitoria, Spain (3)	Aoyama, Japan
Changwon, South Korea (2)
Chennai, India
Chennai, India(JV)
Chungju-City, South Korea (51% JV) (3)
Kakkalur, India (74% JV)
Nabari City, Japan
Ningbo, China (70% JV)
Ningbo, China
Pune, India (JV)
Pyongtaek, South Korea (2)
Shihung-City, South Korea (3)
Tainan Shien, Taiwan

DRIVETRAIN

Americas:	Europe:	Asia:

Auburn Hills, Michigan Bellwood, Illinois Frankfort, Illinois Livonia, Michigan Longview, Texas Muncie, Indiana Seneca, South Carolina Water Valley, Mississippi	Arnstadt, Germany Heidelberg, Germany Ketsch, Germany Margam, Wales Principality of Monaco Tulle, France	Beijing, China (80% JV) Eumsung, South Korea (60% JV) Fukuroi City, Japan (50% JV) Ningbo, China Ochang, South Korea (2) Pune, India (60% JV) Shanghai, China (JV) Sirsi, India (60% JV)

(1)	The table excludes joint ventures owned less than 50% and administrative offices in Auburn Hills, Michigan USA and Shanghai, China.

(2)	Indicates a leased facility.

(3)	Indicates a BERU facility.

Item 3.	Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report for a discussion of environmental, asbestos and other litigation, which is incorporated herein by reference.

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

There were no matters submitted to the Company’s security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 9, 2007, there were 2,651 holders of record of Common Stock.

The Company has increased its dividend during each of the last four years. During 2004, the Company paid a quarterly dividend of $0.25 on a pre-split basis. In May 2004, the Company declared a two-for-one stock split, thereby adjusting the quarterly dividend to $0.125. For the first quarter of 2005, the Company announced an increase in the cash dividend from $0.125 per share to $0.14 per share. The Company announced an increase of the cash dividend from $0.14 per share to $0.16 per share for the first quarter of 2006. The Company announced an increase of the cash dividend from $0.16 per share to $0.17 per share for the first quarter of 2007. While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.

High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 2005 and 2006 were:

Quarter Ended	High	Low

March 31, 2005	$54.50	$48.13
June 30, 2005	$56.07	$44.85
September 30, 2005	$61.07	$53.41
December 31, 2005	$61.73	$53.46
March 31, 2006	$61.77	$53.22
June 30, 2006	$67.47	$58.48
September 30, 2006	$65.35	$50.46
December 31, 2006	$61.58	$55.83

Item 6.	Selected Financial Data

The Selected Financial Data for the five years ended December 31, 2006 with respect to the following line items in the Company’s Annual Report is incorporated herein by reference and made a part of this report: net sales; net earnings; net earnings per share; total assets; total debt; and cash dividend declared per share. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report to Stockholders is incorporated herein by reference and made a part of this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to interest rate risk and foreign currency exchange risk is contained in Note 11 of the Notes to Consolidated Financial Statements in the Company’s Annual Report and is incorporated herein by reference. Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note 10 of the Notes to Consolidated Financial Statements of the Company’s Annual Report and is incorporated herein by reference. Information with respect to the Company’s level of business outside the United States which is subject to foreign currency exchange rate market risk is contained in Note 20 of the Notes to Consolidated Financial Statements under the caption “Geographic Information” and is incorporated herein by reference.

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

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report below.

The Company’s management, including its Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BorgWarner Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 16, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s changes in its methods of accounting in 2006 for employee stock-based compensation as a result of adopting SFAS No. 123(R), Share Based Payment, and for defined benefit pension and other post retirement plans as a result of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
February 16, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Information with respect to compensation of executive officers and directors of the Company under the captions “Director Compensation”, “Executive Compensation,” “Compensation Discussion and Analysis,” “Stock Options,” “Long-Term Incentive Plans,” and “Change of Control Employment Agreements” in the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

Item 13.	Certain Relationships and Related Transactions and Director Independence

None.

Item 14.	Principal Accountant Fees and Services

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

(a) 1. The following consolidated financial statements of the Company in the Company’s Annual Report are incorporated herein by reference:

Independent Registered Public Accounting Firm’s Report
Consolidated Statements of Operations — years ended December 31, 2006, 2005 and 2004
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Cash Flows — years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

2. Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Financial statements of 50% or less-owned companies accounted for under the equity method of accounting, have been omitted because the proportionate share of their profit before income taxes and total assets is less than 20% of the respective consolidated amounts and investments in such companies are less than 20% of total consolidated assets for all periods presented.

3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on page A-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By:	/s/ Timothy M. Manganello
Timothy M. Manganello
Chairman and Chief Executive Officer

Date: February 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 16th day of February, 2007.

Signature	Title

/s/ Timothy M. Manganello Timothy M. Manganello	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Robin J. Adams Robin J. Adams	Executive Vice President, Chief Financial Officer and Chief Administrative Officer & Director (Principal Financial Officer)

/s/ Jeffrey L. Obermayer Jeffrey L. Obermayer	Vice President and Controller (Principal Accounting Officer)

/s/ Phyllis O. Bonanno Phyllis O. Bonanno	Director

/s/ David T. Brown David T. Brown	Director

/s/ Jere A. Drummond Jere A. Drummond	Director

/s/ Paul E. Glaske Paul E. Glaske	Director

/s/ Alexis P. Michas Alexis P. Michas	Director

/s/ Ernest J. Novak, Jr. Ernest J. Novak, Jr.	Director

/s/ Richard O. Schaum Richard O. Schaum	Director

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Director

EXHIBIT INDEX

Exhibit
Number		Description

*3	.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).
*3	.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit No. 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
*3	.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
*3	.4	Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*4	.1	Indenture, dated as of February 15, 1999, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Amendment No. 1 to Registration Statement No. 333-66879).
*4	.2	Indenture, dated as of September 23, 1999, between Borg-Warner Automotive, Inc. and Chase Manhattan trust Company, National Association, as trustee, (incorporated by reference to Exhibit No. 4.1 to the Company’s Report on Form 8-K filed October 6, 1999).
*4	.3	Rights Agreement, dated as of July 22, 1998, between Borg-Warner Automotive, Inc. and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed on July 24, 1998).
*4	.4	First Supplemental Indenture by and between the registrant and The Bank of New York Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 30, 2006).
*10	.1	Credit Agreement dated as of July 22, 2004 among BorgWarner Inc., as Borrower, the Lenders Party Hereto, JPMorgan Chase Bank, Administrative Agent, Bank of America, N.A. as Syndication Agent and Calyon New York Branch (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
†*10	.2	BorgWarner Inc. 2004 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
*10	.3	Form of BorgWarner Inc. 2004 Stock Incentive Plan, Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit No. 99.1 to the Current Report on Form 8-K dated July 27, 2005).
†*10	.4	BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 23, 2006 for its 2006 Annual Meeting of Stockholders).
*10	.5	Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 33-64934).
*10	.6	Tax Sharing Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 33-64934).
*10	.7	Receivables Transfer Agreement dated as of January 28, 1994 among BWA Receivables Corporation, ABN AMRO Bank N.V. as Agent and the Program LOC Provider and Windmill Funding Corporation (incorporated by reference to Exhibit No. 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
*10	.8	Second Amended and Restated Receivables Loan Agreement dated as of December 6, 2004 Among BWA Receivables Corporation, as Borrower, BorgWarner Inc., as Collection Agent, ABN AMRO Bank N.V., as Agent, The Banks from Time to Time Party Hereto, and Windmill Funding Corporation (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

A-1

Exhibit
Number		Description

*10	.9	First Amendment dated as of April 29, 2005 to Second Amended and Restated Receivables Loan Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
*10	.10	Second Amendment Dated as of April 28, 2006 to Second Amended and Restated Receivables Loan Agreement (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
†*10	.11	Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (incorporated by reference to Exhibit 10.18 the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†*10	.12	Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (incorporated by reference to Exhibit No. 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).
†*10	.13	Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27, 1993 as further amended and restated effective as of April 1, 1994 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).
†*10	.14	BorgWarner Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995 and further amended effective January 1, 2007 (incorporated by reference to Exhibit No. 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
†*10	.15	Form of Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1997).
*10	.16	Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
*10	.17	Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.23 of the Company’s Form 10-K for the year ended December 31, 1998).
†*10	.18	Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 22, 2000).
†*10	.19	BorgWarner Inc. 2005 Executive Incentive Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 24, 2005).
†*10	.20	Form of BorgWarner Inc. 2004 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 7, 2005).
13.1		Annual Report to Stockholders for the year ended December 31, 2006 with manually signed Independent Registered Public Accounting Firm’s Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).
21.1		Subsidiaries of the Company.
23.1		Independent Registered Public Accounting Firm’s Consent.
31.1		Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.
32.1		Section 1350 Certifications.

*	Incorporated by reference.

†	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

A-2