Form 10-Q
period 2007-03-31
BORGWARNER INC
filed 2007-04-26
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

(Mark One)

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
OR
___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):     Large Accelerated Filer_X_  Accelerated Filer___ Non-Accelerated Filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

On March 31, 2007, the registrant had 58,027,699 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2007

PART I.  FINANCIAL INFORMATION

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash	$118.1	$123.3
Marketable securities	58.0	59.1
Receivables	795.4	744.0
Inventories	425.0	386.9
Deferred income taxes	36.9	33.7
Prepayments and other current assets	101.1	90.5
Total current assets	1,534.5	1,437.5

Property, plant & equipment, net	1,460.6	1,460.7

Investments & advances	215.8	198.0
Goodwill	1,090.5	1,086.5
Other non-current assets	403.9	401.3
Total other assets	1,710.2	1,685.8
Total assets	$4,705.3	$4,584.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$113.4	$151.7
Accounts payable and accrued expenses	899.5	843.4
Income taxes payable	39.5	39.7
Total current liabilities	1,052.4	1,034.8

Long-term debt	581.6	569.4
Other non-current liabilities:
Retirement-related liabilities	664.8	660.9
Other	302.2	281.4
Total other non-current liabilities	967.0	942.3

Minority interest in consolidated subsidiaries	152.4	162.1

Common stock	0.6	0.6
Capital in excess of par value	895.6	871.1
Retained earnings	1,096.1	1,064.1
Accumulated other comprehensive loss	(40.3)	(60.3)
Treasury stock	(0.1)	(0.1)
Total stockholders' equity	1,951.9	1,875.4
Total liabilities and stockholders' equity	$4,705.3	$4,584.0

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$1,277.8	$1,155.2
Cost of sales	1,061.9	931.9
Gross profit	215.9	223.3

Selling, general and administrative expenses	126.7	129.5
Other income	(0.7)	(0.5)
Operating income	89.9	94.3

Equity in affiliates' earnings, net of tax	(9.2)	(10.0)
Interest expense and finance charges	8.9	9.4
Earnings before income taxes and minority interest	90.2	94.9

Provision for income taxes	24.4	26.6
Minority interest, net of tax	7.4	7.0
Net earnings	$58.4	$61.3

Earnings per share - basic	$1.01	$1.07

Earnings per share - diluted	$1.00	$1.06

Weighted average shares outstanding (thousands):

Basic	57,916	57,181
Diluted	58,619	57,758

Dividends declared per share	$0.17	$0.16

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Three Months Ended
	March 31,
	2007	2006

OPERATING
Net earnings	$58.4	$61.3
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	60.2	57.9
Amortization of intangible assets and other	4.1	3.2
Stock option compensation expense	4.2	2.9
Deferred income tax benefit	(7.0)	(2.6)
Equity in affiliates' earnings, net of dividends received, minority interest and other	6.8	2.5
Net earnings adjusted for non-cash charges (credits) to operations	126.7	125.2
Changes in assets and liabilities:
Receivables	(45.3)	(67.3)
Inventories	(35.3)	(4.3)
Prepayments and other current assets	(12.2)	3.7
Accounts payable and accrued expenses	49.9	(0.3)
Income taxes payable	(0.5)	3.0
Other non-current assets and liabilities	(0.7)	(11.9)
Net cash provided by operating activities	82.6	48.1

INVESTING
Capital expenditures, including tooling outlays	(58.3)	(70.3)
Net proceeds from asset disposals	2.1	1.1
Purchases of marketable securities	(12.5)	(24.1)
Proceeds from sales of marketable securities	14.4	-
Net cash used in investing activities	(54.3)	(93.3)

FINANCING
Net decrease in notes payable	(39.7)	(36.8)
Additions to long-term debt	20.0	125.6
Repayments of long-term debt	(7.5)	(54.3)
Proceeds from stock options exercised	13.1	2.4
Dividends paid to BorgWarner stockholders	(9.8)	(9.1)
Dividends paid to minority shareholders	(10.9)	(9.1)
Net cash (used in) provided by financing activities	(34.8)	18.7
Effect of exchange rate changes on cash	1.3	(6.4)
Net decrease in cash	(5.2)	(32.9)
Cash at beginning of year	123.3	89.7
Cash at end of period	$118.1	$56.8

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$11.8	$11.0
Income taxes	27.4	21.9
Non-cash financing transactions:
Issuance of common stock for stock performance plans	2.3	2.7

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements are unaudited but include all adjustments, consisting only of recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

(2) Research and Development

The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

(Millions)
Three months ended March 31,	2007	2006
Gross R&D expenditures	$60.5	$53.5
Customer reimbursements	(9.6)	(7.5)
Net R&D expenditures	$50.9	$46.0

The Company’s net R&D expenditures are included in the selling, general and administrative expenses of the Condensed Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures upon billing of services performed. The Company has contracts with several customers at the Company’s various R&D locations. No such contract exceeded $6 million in any of the periods presented.

(3) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. The projected effective tax rate of 27.0% for 2007 differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D and foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and a Medicare prescription drug benefit. This rate is expected to be greater than the full year 2006 effective tax rate of 12.0% because the 2006 rate included the release of tax accrual accounts upon conclusion of certain tax audits, the tax effects of dispositions and adjustments to various tax accounts, including changes in tax laws.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $16.6 million reduction to the January 1, 2007 balance of retained earnings.

At January 1, 2007, the balance of gross unrecognized tax benefits is $50.5 million. Included in the balance at January 1, 2007 are $43.1 million of tax positions that are permanent in nature and, if recognized, would reduce the effective tax rate. However, the Company’s federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. federal	2001 and prior
Brazil	2000 and prior
France	2002 and prior
Germany	2002 and prior
Hungary	2004 and prior
Italy	2000 and prior
Japan	2002 and prior
South Korea	2004 and prior
United Kingdom	2003 and prior

In certain tax jurisdictions the Company may have more than one taxpayer. The table above reflects the status of the major taxpayers in each major tax jurisdiction.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $5.3 million accrued at January 1, 2007 for the payment of any such interest and penalties.

(4) Marketable Securities

As of March 31, 2007 and December 31, 2006, the Company held $58.0 million and $59.1 million, respectively, of highly liquid investments in marketable securities, primarily bank notes. The securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. As of March 31, 2007 and December 31, 2006, $44.2 million and $45.5 million of the contractual maturities are within one to five years and $13.8 million and $13.6 million are due beyond five years, respectively. The Company does not intend to hold these investments until maturity; rather, they are available to support current operations if needed.

(5) Sales of Receivables

The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both March 31, 2007 and 2006, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the three-month periods ended March 31, 2007 and 2006, total cash proceeds from sales of accounts receivable were $150 million. The Company paid servicing fees related to these receivables of $0.7 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

(6) Inventories

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	March 31,	December 31,
(Millions)	2007	2006

Raw material and supplies	$215.2	$207.4
Work in progress	108.1	100.0
Finished goods	115.3	91.9
FIFO inventories	438.6	399.3
LIFO reserve	(13.6)	(12.4)
Net inventories	$425.0	$386.9

(7) Property, plant & equipment

(Millions)	March 31,	December 31,
	2007	2006
Land and buildings	$551.3	$552.3
Machinery and equipment	1,695.0	1,687.8
Capital leases	1.1	1.1
Construction in progress	125.8	112.8
Total property, plant & equipment	2,373.2	2,354.0
Less accumulated depreciation	(1,006.2)	(988.4)
	1,367.0	1,365.6
Tooling, net of amortization	93.6	95.1
Property, plant & equipment - net	$1,460.6	$1,460.7

Interest costs capitalized during the three-month periods ended March 31, 2007 and March 31, 2006 were $2.0 million and $1.7 million, respectively.

As of March 31, 2007 and December 31, 2006, accounts payable of $28.4 million and $36.0 million, respectively, were related to property, plant and equipment purchases.

As of March 31, 2007 and December 31, 2006, specific assets of $21.5 million and $21.3 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.

(8) Product Warranty

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

	Three months ended
	March 31,
(Millions)	2007	2006

Beginning balance	$60.0	$44.0
Provision	24.9	5.6
Payments	(5.6)	(6.8)
Currency translation	0.5	1.7
Ending balance	$79.8	$44.5

Contained within the provision recognized in the three months ended March 31, 2007 is approximately $14 million for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.

(9) Notes Payable and Long-Term Debt

Following is a summary of notes payable and long-term debt. The weighted average interest rate on all borrowings outstanding as of March 31, 2007 and December 31, 2006 was 4.9%.

(Millions)	March 31, 2007		December 31, 2006
December 31,	Current	Long-Term	Current	Long-Term
Bank borrowings and other	$70.0	$15.6	$131.8	$5.9
Term loans due through 2013 (at an average rate of
2.6% in 2007 and 3.0% in 2006)	43.4	25.8	19.9	23.1
5.75% Senior Notes due 11/01/16, net of unamortized discount (a)	-	149.1	-	149.0
6.50% Senior Notes due 02/15/09, net of unamortized discount (a)	-	136.4	-	136.4
8.00% Senior Notes due 10/01/19, net of unamortized discount (a)	-	133.9	-	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	-	119.2	-	119.2
Carrying amount of notes payable and long-term debt	113.4	580.0	151.7	567.5
Impact of derivatives on debt	-	1.6	-	1.9
Total notes payable and long-term debt	$113.4	$581.6	$151.7	$569.4

(a) The Company entered into several interest rate swaps, which have the effect of converting $325.0 million of these fixed rate notes to variable rates as of March 31, 2007 and December 31, 2006. The weighted average effective inerest rates for these borrowings, including the effects of outstanding swaps as noted in Note 10, were 4.6% and 4.5% as of March 31, 2007 and December 31, 2006, respectively.

The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009. At March 31, 2007, $10.0 million of borrowings under the facility were outstanding. At December 31, 2006, there were no borrowings outstanding under the facility. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at March 31, 2007 and expects to be compliant in future periods. The Company had outstanding letters of credit of $25.8 million at March 31, 2007 and $27.0 million at December 31, 2006. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

As of March 31, 2007 and December 31, 2006, the estimated fair values of the Company’s senior unsecured notes totaled $572.8 million and $572.7 million, respectively. The estimated fair values were $34.2 million higher at March 31, 2007 and December 31, 2006 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

(10) Financial Instruments

The Company’s financial instruments include cash, marketable securities, trade receivables, trade payables, and notes payable. Due to the short-term nature of these instruments, the book value approximates fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity swap contracts, and foreign currency forward contracts. All derivative contracts are placed with counterparties that have a credit rating of “A-“ or better.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). The Company also selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges).

A summary of these instruments outstanding at March 31, 2007 follows (currency in millions):

		Notional
	Hedge Type	Amount	Maturity (a)
Interest rate swaps
Fixed to floating	Fair value	$100	February 15, 2009
Fixed to floating	Fair value	$150	November 1, 2016
Fixed to floating	Fair value	$75	October 1, 2019

Cross currency swap
Floating $ to floating €	Net Investment	$100	February 15, 2009
Floating $ to floating ¥	Net Investment	$150	November 1, 2016
Floating $ to floating €	Net Investment	$75	October 1, 2019

(a) The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary, unless otherwise indicated.

Effectiveness for interest rate and cross currency swaps is assessed at the inception of the hedging relationship. If specified criteria for the assumption of effectiveness are not met at hedge inception, effectiveness is assessed quarterly. Ineffectiveness is measured quarterly and results are recognized in earnings.

The interest rate swaps that are fair value hedges were determined to be exempt from ongoing tests of their effectiveness as hedges at the time of the hedge inception. This determination was made based upon the fact that the swaps matched the underlying debt terms for the following factors: notional amount, fixed interest rate, interest settlement dates, and maturity date. Additionally, the fair value of the swap was zero at the time of inception, the variable rate is based on a benchmark, with no floor or ceiling, and the interest bearing liability is not pre-payable at a price other than its fair value.

As of March 31, 2007, the fair values of the fixed to floating interest rate swaps were recorded as a current asset of $1.7 million and a current liability of $(0.1) million. As of December 31, 2006, the fair values of the fixed to floating interest rate swaps were recorded as a non-current asset of $1.9 million. No hedge ineffectiveness was recognized in relation to fixed to floating swaps. Fair values are based on quoted market prices for contracts with similar maturities.

As of March 31, 2007, the fair values of the cross currency swaps were recorded as a non-current asset of $0.3 million and a non-current liability of $(7.8) million. As of December 31, 2006, the fair values of the cross currency swaps were recorded as a non-current asset of $1.7 million and a non-current liability of $(5.5) million. Hedge ineffectiveness of $0.9 million was recognized as of March 31, 2007 in relation to cross currency swaps. Fair values are based on quoted market prices for contracts with similar maturities.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. As of March 31, 2007, the Company had forward and option commodity contracts with a total notional value of $41.0 million. As of March 31, 2007, the Company was holding commodity derivatives with positive and negative fair market values of $3.2 million and $(0.5) million, respectively ($3.0 million gains and ($0.2) million losses mature in less than one year). To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized. As of December 31, 2006, the Company had forward and option commodity contracts with a total notional value of $19.1 million. The fair market values of the forward contracts were negative ($2.0) million ($(1.9) million losses maturing in less than one year). Losses not qualifying for deferral associated with these contracts for March 31, 2007 were negligible. At December 31, 2006, losses not qualifying for deferral were $(0.1) million.

The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however certain long-term commitments are covered by forward currency arrangements to protect against currency risk through 2009. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At March 31, 2007, contracts were outstanding to buy or sell U.S. Dollars, Euros, British Pounds Sterling, South Korean Won,

Japanese Yen and Hungarian Forints. To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Any gains or losses not qualifying for deferral are credited/charged to income as they are recognized. As of March 31, 2007, the Company was holding foreign exchange derivatives with a positive market value of $4.4 million ($3.1 million maturing in less than one year). Derivative contracts with negative value amounted to $(0.6) million ($(0.5) million maturing in less than one year). As of December 31, 2006, the Company was holding foreign exchange derivatives with a positive market value of $5.1 million ($4.5 million maturing in less than one year). Derivatives contracts with negative value amounted to $(0.1) million (all maturing in less than one year). Losses not qualifying for deferral associated with these contracts as of March 31, 2007 were negligible. As of December 31, 2006, gains not qualifying for deferral amounted to $0.7 million.

(11) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees. The other post employment benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to pension plans for 2007 range from $10 to $20 million, of which $2.6 million has been contributed through the first three months of the year. The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations, are as follows:

	Pension benefits				Other post
(Millions)	2007		2006		employment benefits
Three months ended March 31,	US	Non-US	US	Non-US	2007	2006
Components of net periodic benefit cost:
Service cost	$0.5	$3.0	$0.7	$3.2	$1.6	$3.2
Interest cost	4.4	4.0	4.2	3.5	7.5	8.9
Expected return on plan assets	(7.4)	(3.1)	(7.2)	(2.8)	-	-
Amortization of unrecognized transition obligation	-	-	-	0.1	-	-
Amortization of unrecognized prior service cost (benefit)	-	-	0.2	-	(4.0)	(1.0)
Amortization of unrecognized loss	0.5	0.4	1.6	0.6	3.8	5.8
Net periodic benefit cost (benefit)	$(2.0)	$4.3	$(0.5)	$4.6	$8.9	$16.9

(12) Stock-Based Compensation

Under the Company's 1993 Stock Incentive Plan, the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant.  The options vest over periods up to three years and have a term of ten years from date of grant.  As of December 31, 2003, there were no options available for future grants under the 1993 plan. The 1993 plan expired at the end of 2003 and was replaced by the Company's 2004 Stock Incentive Plan, which was amended at the Company’s 2006 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the plan.  Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant is 5,000,000.  As of March 31, 2007, there were a total of 3,915,280 outstanding options under the 1993 and 2004 Stock Incentive Plans.

Employee stock-based compensation reduced income before income taxes and net earnings by $4.2 million and $3.1 million ($0.05 per basic and diluted share) and by $2.9 million and $2.1 million ($0.04 per basic and diluted share) for the three months ended March 31, 2007 and 2006, respectively. The adoption of FAS 123R affected both operating activities ($4.2 million and $2.9 million non-cash charge backs) and financing activities ($1.1 million and $0.8 million tax benefits) of the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006, respectively.

Total unrecognized compensation cost related to nonvested stock options at March 31, 2007 is approximately $33.1 million. This cost is expected to be recognized over the next three years. On a weighted average basis, this cost is expected to be recognized over 1.2 years.

A summary of the plans’ shares under option as of and for the three months ended March 31, 2007 is as follows:

	Shares	Weighted-average
	(thousands)	exercise price

Outstanding at December 31, 2006	3,471	$47.48
Granted	908	69.89
Exercised	(295)	35.12
Forfeited	(169)	41.04
Outstanding at March 31, 2007	3,915	$53.88

Options exerciseable at March 31, 2007	825	$32.61
Options available for future grants	1,275

In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 703,000 and 577,000 for the three months ended March 31, 2007 and 2006, respectively, due to the effects of stock options and shares issuable under the Performance Stock Plan.

The fair value for options granted in February 2007 was $21.04 per option. The Company did not grant any options during the three months ended March 31, 2006, as 2006 options were granted in July. The fair value at date of grant was estimated using the Black-Scholes options pricing model with the following assumptions:

2007

Risk-free interest rate	4.82%
Dividend yield	0.97%
Volatility factor	28.64%
Expected life	4.7 years

The expected lives of the awards are based on historical exercise patterns and the terms of the options. The risk-free interest rate is based on zero coupon Treasury bond rates corresponding to the expected life of the awards.  The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over the same timeframe as the expected life of the awards. The expected dividend yield of stock is based on the Company’s historical dividend yield. The Company has no reason to believe that the expected dividend yield or the future stock volatility is likely to differ from historical patterns.

(13) Comprehensive Income (Loss)

The amounts presented as changes in accumulated other comprehensive income (loss), net of related taxes, are added to (deducted from) net earnings resulting in comprehensive income (loss). The following table summarizes the components of comprehensive income (loss) on an after-tax basis for the three-month periods ended March 31, 2007 and 2006.

	Three months ended
	March 31,
(Millions)	2007	2006

Foreign currency translation adjustments, net	$19.0	$30.0
Market value change in hedge instruments, net	1.2	(0.9)
Unrealized (loss) gain on available-for-sale securities, net	(0.2)	0.2
Change in accumulated other comprehensive loss	20.0	29.3
Net earnings as reported	58.4	61.3
Total comprehensive income	$78.4	$90.6

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

Based on information available to the Company (which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors), the Company has established an accrual for indicated environmental liabilities with a balance at March 31, 2007 of  $15.8 million. Excluding the Crystal Springs site discussed below for which $7.4 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the $15.8 million accrued environmental liability over the next three to five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to the past operations of Kuhlman Electric. The liabilities at issue result from operations of Kuhlman Electric that pre-date the Company’s acquisition of Kuhlman Electric’s parent company, Kuhlman Corporation, in 1999. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, if any, historical contamination at the plant and surrounding area. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage. In 2005, the Company and other defendants, including the Company’s subsidiary Kuhlman Corporation, entered into settlements that resolved approximately 99% of the known personal injury and property damage claims relating to the alleged environmental contamination. Those settlements involved payments by the defendants of $28.5 million in the second half of 2005 and $15.7 million in the first quarter of 2006, in exchange for, among other things, dismissal with prejudice of these lawsuits.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 17 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.0 million as of March 31, 2007 and December 31, 2006.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2007, the Company had approximately 44,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 34,000 are pending in just three jurisdictions, where significant tort reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first quarter 2007, of the approximately 600 claims resolved, only 44 (7.3%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2006, of the approximately 27,000 claims resolved, only 169 (0.6%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $18.8 million in defense and indemnity in advance of insurers’ reimbursement and has received $5.9 million in cash from insurers. The outstanding balance of $12.9 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2006, insurers owed $11.7 million in association with these claims.

At March 31, 2007, the Company has an estimated liability of $42.1 million for future claims resolutions, with a related asset of $42.1 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2006, the comparable value of the insurance receivable and accrued liability was $39.9 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	March 31,	December 31,
(Millions)	2007	2006
Assets:
Prepayments and other current assets	$23.6	$23.3
Other non-current assets	18.5	16.6
Total insurance receivable	$42.1	$39.9

Liabilities:
Accounts payable and accrued expenses	$23.6	$23.3
Other non-current liabilities	18.5	16.6
Total accrued liability	$42.1	$39.9

The Company cannot reasonably estimate possible losses, if any, in excess of those for which it has accrued, because it cannot predict how many additional claims may be brought against the Company (or parties the Company has an obligation to indemnify) in the future, the allegations in such claims, the possible outcomes, or the impact of tort reform legislation that may be enacted at the State or Federal levels.

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

Although it is impossible to predict the outcome of pending or future claims or the impact of tort reform legislation that may be enacted at the State or Federal levels, due to the encapsulated nature of the products, the Company’s experiences in aggressively defending and resolving claims in the past, and the Company’s significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

(15) Leases and Commitments

The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities. The guarantees extend through the maturity of the underlying lease, which is in September 2007. In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $14.4 million. The Company has accrued $6.0 million as a  loss on this guarantee, which is expected to be paid in 2008.

(16) Restructuring

On September 22, 2006, the Company announced the reduction of its North American workforce by approximately 850 people, or 13%, spread across its 19 operations in the U.S., Canada and Mexico. In addition to employee related costs of $6.7 million, the Company recorded $4.8 million of asset impairment charges related to the North American restructuring. The restructuring expenses broken out by segment were as follows: Engine $7.3 million, Drivetrain $3.6 million and Corporate $0.6 million.

During the fourth quarter of 2006, the Company recorded restructuring expense associated with closing its Drivetrain plant in Muncie, Indiana and adjusted the carrying values of other assets primarily related to its four-wheel drive transfer case product line. Production activity at the Muncie facility is scheduled to cease no later than the expiration of the current labor contract in 2009. The Company recorded employee related costs of $14.8 million, asset impairments of $51.6 million and pension curtailment expense of $6.8 million in the fourth quarter of 2006. The expenses broken out by segment were as follows: Engine $5.9 million and Drivetrain $67.3 million.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

The table below summarizes accrual activity for employee related costs related to the Company’s previously announced restructuring actions for the three months ended March 31, 2007 (in millions):

Employee Related Costs
Balance at December 31, 2006	$16.2
Cash payments	(6.1)
Balance at March 31, 2007	$10.1

Future cash payments for these restructuring activities are expected to be complete by the end of 2009.

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

The following tables show net sales, segment EBIT and total assets for the Company’s reportable operating segments.

Net Sales by Operating Segment
(Millions)
	Three months ended March 31,
	2007	2006
Engine	$894.1	$785.9
Drivetrain	392.0	377.0
Inter-segment eliminations	(8.3)	(7.7)
Net sales	$1,277.8	$1,155.2

Segment Earnings Before Interest and Income Taxes
(Millions)
	Three months ended March 31,
	2007	2006
Engine	$85.3	$96.3
Drivetrain	27.7	22.7
Segment earnings before interest and income taxes ("Segment EBIT")	113.0	119.0
Corporate, including equity in affiliates' earnings and stock-based compensation	(13.9)	(14.7)
Consolidated earnings before interest and taxes ("EBIT")	99.1	104.3
Interest expense and finance charges	8.9	9.4
Earnings before income taxes and minority interest	90.2	94.9
Provision for income taxes	24.4	26.6
Minority interest, net of tax	7.4	7.0
Net earnings	$58.4	$61.3

Total Assets
(Millions)
	March 31,	December 31,
	2007	2006
Engine	$3,245.0	$3,103.1
Drivetrain	1,224.6	1,191.0
Total	4,469.6	4,294.1
Corporate, including equity in affiliates (a)	235.7	289.9
Total assets	$4,705.3	$4,584.0

(a) Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, deferred income taxes and investments & advances.

(18) New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 is effective for the Company beginning with its quarter ending March 31, 2008. The adoption of FAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 allows entities to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The stated objective of FAS 159 is to improve financial reporting by giving entities the opportunity to elect to measure certain financial assets and liabilities at fair value in order to mitigate earnings volatility caused when related assets and liabilities are measured differently. FAS 159 is effective for the Company beginning with its quarter ending March 31, 2008. The Company is currently assessing the potential impact, if any, on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, air quality and vehicle stability. They are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (i.e., passenger cars, sport-utility vehicles (“SUVs”), cross-over vehicles, vans and light-trucks). Our products are also manufactured and sold to OEMs of commercial trucks, buses and agricultural and off-highway vehicles. We also manufacture and sell our products into the aftermarket for light and commercial vehicles. We operate manufacturing facilities serving customers in the Americas, Europe and Asia, and are an original equipment supplier to every major automaker in the world.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2007 vs. Three months ended March 31, 2006

Consolidated net sales for the first quarter ended March 31, 2007 totaled $1,277.8 million, a 10.6% increase over the first quarter of 2006. This increase occurred while light-vehicle production was flat worldwide and down 7% in North America from the previous year’s quarter. Light-vehicle production increased approximately 2% in Asia-Pacific and 1% in Europe. The net sales increase included the effect of stronger foreign currencies, primarily the Euro, of approximately $60 million. Turbochargers, timing chain systems, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia-Pacific. Without the currency impact, the increase in net sales would have been 5.4% due to strong demand for the Company’s products in Europe and Asia-Pacific.

Gross profit and gross margin were $215.9 million and 16.9% for first quarter 2007 as compared to $223.3 million and 19.3% for first quarter 2006. Our gross margin percentage was negatively impacted by a warranty-related issue; higher raw material costs, including nickel, steel, copper, aluminum and plastic resin; and lower vehicle production in North America. The warranty-related issue surrounded a product, built during a 15-month period in 2004 and 2005, that is no longer in production. This resulted in a pre-tax charge of approximately $14 million. Raw material costs, net of recoveries, increased approximately $23 million as compared to the first quarter 2006, of which nickel was the single largest contributor. Our focused cost reduction programs in our operations partially offset these higher raw material costs.

First quarter selling, general and administrative (“SG&A”) costs decreased $2.8 million to $126.7 million from $129.5 million, and decreased as a percentage of net sales to 9.9% from 11.2%. R&D costs, which are included in SG&A expenses, increased $4.9 million to $50.9 million from $46.0 million as compared to the first quarter of 2006. The increase is primarily driven by our continued investment in a number of cross-business R&D programs, as well as other key programs, all of which are necessary for short and long-term growth. As a percentage of sales, R&D costs remained constant at 4.0% in the first quarter of 2007 and 2006.

Other income of $(0.7) million and $(0.5) million for first quarter 2007 and 2006, respectively, are comprised primarily of interest income.

Equity in affiliates’ earnings of $9.2 million decreased $0.8 million as compared to the first quarter of 2006 primarily due to a weaker Japanese Yen.

First quarter interest expense and finance charges of $8.9 million decreased $0.5 million as compared to the first quarter of 2006, primarily due to reduced debt levels, partially offset by higher short-term interest rates.

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. The projected effective tax rate of 27.0% for 2007 differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and Medicare prescription drug benefit. This rate is expected to be greater than the full year 2006 effective tax rate of 12.0% because the 2006 rate included the release of tax accrual accounts upon conclusion of certain tax audits, the tax effects of dispositions and adjustments to various tax accounts, including changes in tax laws.

Net earnings were $58.4 million for the first quarter, or $1.00 per diluted share, a decrease of $0.06 per diluted share over the previous year’s first quarter. Excluding the $(0.17) per diluted share impact of the warranty-related issue and the $0.04 per diluted share impact of stronger foreign currencies, primarily the Euro, net earnings were $1.13 per diluted share, an increase of $0.07 per diluted share over the previous year’s first quarter.

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

The following tables present net sales and segment EBIT by segment for the three months ended March 31, 2007 and 2006.

Net Sales by Operating Segment
(Millions)
	Three months ended March 31,
	2007	2006
Engine	$894.1	$785.9
Drivetrain	392.0	377.0
Inter-segment eliminations	(8.3)	(7.7)
Net sales	$1,277.8	$1,155.2

Segment Earnings Before Interest and Income Taxes
(Millions)
	Three months ended March 31,
	2007	2006
Engine	$85.3	$96.3
Drivetrain	27.7	22.7
Segment earnings before interest and income taxes ("Segment EBIT")	113.0	119.0
Corporate, including equity in affiliates' earnings and stock-based compensation	(13.9)	(14.7)
Consolidated earnings before interest and taxes ("EBIT")	99.1	104.3
Interest expense and finance charges	8.9	9.4
Earnings before income taxes and minority interest	90.2	94.9
Provision for income taxes	24.4	26.6
Minority interest, net of tax	7.4	7.0
Net earnings	$58.4	$61.3

Three months ended March 31, 2007 vs. Three months ended March 31, 2006

The Engine segment net sales increased $108.2 million, or 13.8%, and segment EBIT decreased $11.0 million, or 11.4%, from first quarter 2006. Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 7.8%. The Engine segment continued to benefit from European and Asian automaker demand for turbochargers, timing systems and emissions products, and European demand for diesel engine ignition systems. In North America, higher turbocharger sales offset lower sales of other Engine segment products, which were lower primarily due to lower domestic vehicle production. The segment EBIT margin was negatively impacted by the approximate $14 million warranty-related charge and by sharply higher commodity costs, primarily nickel.

The Drivetrain segment net sales increased $15.0 million, or 4.0%, and segment EBIT increased $5.0 million, or 22.0%, from first quarter 2006. Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 0.5%. The sales increase was driven by growth outside of North America including higher sales of DualTronic® transmission modules and torque transfer products.

Outlook for the remainder of 2007

Our overall outlook for 2007 remains positive, as we expect our sales to grow in excess of a projected moderate global vehicle production growth rate. The outlook for global vehicle production by region is for moderate declines in North America, moderate increases in Europe, and solid growth in Asia. While expecting only moderate overall growth in global vehicle production, we expect to benefit from strong European and Asian automaker demand for our engine products, including turbochargers, timing systems, ignition systems and emissions products. Growing demand for our drivetrain products outside of North America, including increased sales of dual-clutch transmission products, is also a positive trend for the Company. The impact of non-U.S. currencies is currently planned to be negligible in 2007.  The impact of raw materials, including nickel, steel, copper, aluminum and plastic resin, is expected to continue to pressure gross profit.  Assuming no major departures from these assumptions, we expect continued long-term sales and net earnings growth.

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

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities increased $34.5 million to $82.6 million for the first three months of 2007 from $48.1 million in the first three months of 2006. Capital spending, including tooling outlays, was $58.3 million in the first three months of 2007, compared with $70.3 million in 2006. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business, and for cost reductions and productivity improvements. The Company expects to spend approximately $325 million on capital and tooling expenditures in 2007, but this expectation is subject to ongoing review based on market conditions.

As of March 31, 2007, debt decreased from year-end 2006 by $26.1 million, cash decreased by $5.2 million and marketable securities decreased by $1.1 million. Our debt to capital ratio was 24.8% at the end of the first quarter versus 26.1% at the end of 2006. The Company paid dividends to BorgWarner stockholders of $9.8 million and $9.1 million in the first three months of 2007 and 2006, respectively.

The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both March 31, 2007 and 2006, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the three-month periods ended March 31, 2007 and 2006, total cash proceeds from sales of accounts receivable were $150 million. The Company paid servicing fees related to these receivables of $0.7 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

The Company has a revolving credit facility, which provides for committed borrowings up to $600 million through July 2009. At March 31, 2007, $10.0 million of borrowings under the facility were outstanding in addition to $25.8 million of obligations under standby letters of credit. At December 31, 2006, there were no borrowings outstanding under the facility. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at March 31, 2007 and December 31, 2006 and expects to remain compliant in future periods.

From a credit quality perspective, we have an investment grade credit rating of A- from Standard & Poor’s and Baa2 from Moody’s.

The Company believes that the combination of cash balances, cash flow from operations, available credit facilities and $50 million available under a shelf registration statement on file with the Securities and Exchange Commission, under which a variety of debt instruments could be issued, will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2007. The Company expects that net cash provided by operating activities will be approximately $500 million in 2007.

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

Based on information available to the Company (which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors), the Company has established an accrual for indicated environmental liabilities with a balance at March 31, 2007 of  $15.8 million. Excluding the Crystal Springs site discussed below for which $7.4 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the $15.8 million accrued environmental liability over the next three to five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to the past operations of Kuhlman Electric. The liabilities at issue result from operations of Kuhlman Electric that pre-date the Company’s acquisition of Kuhlman Electric’s parent company, Kuhlman Corporation, in 1999. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, if any, historical contamination at the plant and surrounding area. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage. In 2005, the Company and other defendants, including the Company’s subsidiary Kuhlman Corporation, entered into settlements that resolved approximately 99% of the known personal injury and property damage claims relating to the alleged environmental contamination. Those settlements involved payments by the defendants of $28.5 million in the second half of 2005 and $15.7 million in the first quarter of 2006, in exchange for, among other things, dismissal with prejudice of these lawsuits.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 17 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.0 million as of March 31, 2007 and December 31, 2006.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2007, the Company had approximately 44,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 34,000 are pending in just three jurisdictions, where significant tort reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first quarter 2007, of the approximately 600 claims resolved, only 44 (7.3%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2006, of the approximately 27,000 claims resolved, only 169 (0.6%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $18.8 million in defense and indemnity in advance of insurers’ reimbursement and has received $5.9 million in cash from insurers. The outstanding balance of $12.9 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2006, insurers owed $11.7 million in association with these claims.

At March 31, 2007, the Company has an estimated liability of $42.1 million for future claims resolutions, with a related asset of $42.1 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2006, the comparable value of the insurance receivable and accrued liability was $39.9 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	March 31,	December 31,
(Millions)	2007	2006
Assets:
Prepayments and other current assets	$23.6	$23.3
Other non-current assets	18.5	16.6
Total insurance receivable	$42.1	$39.9

Liabilities:
Accounts payable and accrued expenses	$23.6	$23.3
Other non-current liabilities	18.5	16.6
Total accrued liability	$42.1	$39.9

The Company cannot reasonably estimate possible losses, if any, in excess of those for which it has accrued, because it cannot predict how many additional claims may be brought against the Company (or parties the Company has an obligation to indemnify) in the future, the allegations in such claims, the possible outcomes, or the impact of tort reform legislation that may be enacted at the State or Federal levels.

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

Although it is impossible to predict the outcome of pending or future claims or the impact of tort reform legislation that may be enacted at the State or Federal levels, due to the encapsulated nature of the products, the Company’s experiences in aggressively defending and resolving claims in the past, and the Company’s significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS 157 is effective for the Company beginning with its quarter ending March 31, 2008. The adoption of FAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 allows entities to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The stated objective of FAS 159 is to improve financial reporting by giving entities the opportunity to elect to measure certain financial assets and liabilities at fair value in order to mitigate earnings volatility caused when related assets and liabilities are measured differently. FAS 159 is effective for the Company beginning with its quarter ending March 31, 2008. The Company is currently assessing the potential impact, if any, on its financial statements.

Recent Development

On April 20, 2007, the Company announced a $0.17 per share dividend to be paid on May 15, 2007 to stockholders of record on May 1, 2007.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management’s current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing the Company’s products, general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors, identified in the Form 10-K for the fiscal year ended December 31, 2006. The Company does not undertake any obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to our exposures related to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that the information required to be disclosed in the reports it files with the Securities and Exchange Commission is collected and then processed, summarized and disclosed within the time periods specified in the rules of the Securities and Exchange Commission. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective. There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 14 - Contingencies to the condensed consolidated financial statements for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.

Item 5. Other Information

At the Annual Meeting of Stockholders held April 25, 2007, non-employee Directors Drummond and Novak were elected to three year terms on the Company's Board of Directors, and were each granted 2,158 shares of restricted stock as equity compensation. Restrictions on the shares of stock will expire over their three year terms, one third in each year, as more fully described in the Company's proxy statement filed for its 2007 Annual Meeting of Stockholders.

Item 6. Exhibits

Exhibit 10.1	Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
Exhibit 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BorgWarner Inc.
(Registrant)

By /s/ Jeffrey L. Obermayer
(Signature)

Jeffrey L. Obermayer
Vice President and Controller
(Principal Accounting Officer)

Date: April 26, 2007