Form 10-Q
period 2007-06-30
BORGWARNER INC
filed 2007-07-26
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

(Mark One)

 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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
 (Check one):
Large Accelerated Filer X   Accelerated Filer___  Non-Accelerated Filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ___  NO X

On June 30, 2007, the registrant had 57,934,275 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash	$118.5	$123.3
Marketable securities	58.4	59.1
Receivables	848.3	744.0
Inventories	424.6	386.9
Deferred income taxes	36.7	33.7
Prepayments and other current assets	95.6	90.5
Total current assets	1,582.1	1,437.5

Property, plant & equipment, net	1,476.7	1,460.7

Investments & advances	218.8	198.0
Goodwill	1,095.4	1,086.5
Other non-current assets	402.6	401.3
Total other assets	1,716.8	1,685.8
Total assets	$4,775.6	$4,584.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$87.8	$151.7
Accounts payable and accrued expenses	925.6	843.4
Income taxes payable	34.9	39.7
Total current liabilities	1,048.3	1,034.8

Long-term debt	557.6	569.4
Other non-current liabilities:
Retirement-related liabilities	668.0	660.9
Other	315.4	281.4
Total other non-current liabilities	983.4	942.3

Minority interest in consolidated subsidiaries	161.4	162.1

Common stock	0.6	0.6
Capital in excess of par value	905.9	871.1
Retained earnings	1,161.9	1,064.1
Accumulated other comprehensive loss	(27.2)	(60.3)
Treasury stock	(16.3)	(0.1)
Total stockholders' equity	2,024.9	1,875.4
Total liabilities and stockholders' equity	$4,775.6	$4,584.0

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$1,364.3	$1,168.7	$2,642.1	$2,323.9
Cost of sales	1,116.7	937.6	2,178.6	1,869.5
Gross profit	247.6	231.1	463.5	454.4

Selling, general and administrative expenses	135.2	124.3	261.9	253.8
Other income	(1.2)	(0.7)	(1.9)	(1.2)
Operating income	113.6	107.5	203.5	201.8

Equity in affiliates' earnings, net of tax	(8.8)	(8.5)	(18.0)	(18.5)
Interest expense and finance charges	9.3	9.9	18.2	19.3
Earnings before income taxes and minority interest	113.1	106.1	203.3	201.0

Provision for income taxes	30.5	29.7	54.9	56.3
Minority interest, net of tax	6.9	6.2	14.3	13.2
Net earnings	$75.7	$70.2	$134.1	$131.5

Earnings per share - basic	$1.30	$1.22	$2.31	$2.30

Earnings per share - diluted	$1.29	$1.21	$2.28	$2.27

Weighted average shares outstanding (thousands):

Basic	58,050	57,328	57,983	57,254
Diluted	58,908	57,998	58,763	57,878

Dividends declared per share	$0.17	$0.16	$0.34	$0.32

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONDENSED CONSOLIDATED
 STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Six Months Ended
	June 30,
	2007	2006
OPERATING
Net earnings	$134.1	$131.5
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	117.8	117.5
Amortization of intangible assets and other	8.3	6.6
Stock option compensation expense	9.1	5.9
Deferred income tax benefit	(5.9)	(7.4)
Equity in affiliates' earnings, net of dividends received, minority interest and other	11.8	20.4
Net earnings adjusted for non-cash charges (credits) to operations	275.2	274.5
Changes in assets and liabilities:
Receivables	(90.1)	(58.2)
Inventories	(30.4)	(9.9)
Prepayments and other current assets	(4.4)	(0.1)
Accounts payable and accrued expenses	68.9	26.1
Income taxes payable	(5.2)	(6.6)
Other non-current assets and liabilities	9.4	7.4
Net cash provided by operating activities	223.4	233.2

INVESTING
Capital expenditures, including tooling outlays	(122.5)	(145.5)
Net proceeds from asset disposals	2.3	2.6
Purchases of marketable securities	(12.6)	(30.8)
Proceeds from sales of marketable securities	14.7	13.4
Net cash used in investing activities	(118.1)	(160.3)

FINANCING
Net decrease in notes payable	(65.9)	(74.6)
Additions to long-term debt	20.7	100.0
Repayments of long-term debt	(20.0)	(81.4)
Payment for purchase of treasury stock	(16.3)	-
Proceeds from stock options exercised	17.5	7.3
Dividends paid to BorgWarner stockholders	(19.7)	(18.3)
Dividends paid to minority shareholders	(15.5)	(16.2)
Net cash used in financing activities	(99.2)	(83.2)
Effect of exchange rate changes on cash	(10.9)	(12.2)
Net decrease in cash	(4.8)	(22.5)
Cash at beginning of year	123.3	89.7
Cash at end of period	$118.5	$67.2

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$21.3	$22.0
Income taxes	45.1	48.1
Non-cash financing transactions:
Issuance of common stock for stock performance plans	2.3	3.0

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The balance sheet as of December 31, 2006 was derived from the audited financial statements as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and accompanying notes, as well as the amounts of revenues and expenses reported during the periods covered by those financial statements and accompanying notes.  Actual results could differ from these estimates.

(2) Research and Development

The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions)	2007	2006	2007	2006

Gross R&D expenditures	$65.0	$54.2	$125.5	$107.8
Customer reimbursements	(8.3)	(6.4)	(17.9)	(13.9)
Net R&D expenditures	$56.7	$47.8	$107.6	$93.9

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

At January 1, 2007, the balance of gross unrecognized tax benefits is $50.5 million.  Included in the balance at January 1, 2007 are $43.1 million of tax positions that are permanent in nature and, if recognized, would reduce the effective tax rate.  However, the Company’s federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  Any possible change in the unrecognized tax benefits within the next 12 months cannot be reasonably estimated.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit
U.S. Federal	2001 and prior
Brazil	2002 and prior
France	2003 and prior
Germany	2002 and prior
Hungary	2004 and prior
Italy	2001 and prior
Japan	2005 and prior
South Korea	2004 and prior
United Kingdom	2003 and prior

In certain tax jurisdictions the Company may have more than one taxpayer.  The table above reflects the status of the major taxpayers in each major tax jurisdiction.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The Company had $5.3 million accrued at January 1, 2007 for the payment of any such interest and penalties.

(4) Marketable Securities

As of June 30, 2007 and December 31, 2006, the Company held $58.4 million and $59.1 million, respectively, of highly liquid investments in marketable securities, primarily bank notes.  The securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income.  As of June 30, 2007 and December 31, 2006, $44.5 million and $45.5 million of the contractual maturities are within one to five years and $13.9 million and $13.6 million are due beyond five years, respectively.  The Company does not intend to hold these investments until maturity; rather, they are available to support current operations if needed.

(5) Sales of Receivables

The Company securitizes and sells certain receivables through third party financial institutions without recourse.  The amount sold can vary each month based on the amount of underlying receivables.  At both June 30, 2007 and December 31, 2006, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse.  During both of the six-month periods ended June 30, 2007 and 2006, total cash proceeds from sales of accounts receivable were $300 million.  The Company paid servicing fees related to these receivables for the three and six months ended June 30, 2007 and 2006 of $0.7 million and $0.7 million and $1.4 million and $1.3 million, respectively.  These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

(6) Inventories

Inventories are valued at the lower of cost or market.  The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods.  Inventories consisted of the following:

	June 30,	December 31,
(millions)	2007	2006

Raw material and supplies	$217.1	$207.4
Work in progress	102.6	100.0
Finished goods	116.9	91.9
FIFO inventories	436.6	399.3
LIFO reserve	(12.0)	(12.4)
Net inventories	$424.6	$386.9

(7) Property, plant & equipment

(millions)	June 30,	December 31,
	2007	2006
Land and buildings	$561.2	$552.3
Machinery and equipment	1,707.4	1,687.8
Capital leases	1.1	1.1
Construction in progress	119.7	112.8
Total property, plant & equipment	2,389.4	2,354.0
Less accumulated depreciation	(1,009.5)	(988.4)
	1,379.9	1,365.6
Tooling, net of amortization	96.8	95.1
Property, plant & equipment - net	$1,476.7	$1,460.7

Interest costs capitalized during the six-month periods ended June 30, 2007 and 2006 were $4.4 million and $3.5 million, respectively.

As of June 30, 2007 and December 31, 2006, accounts payable of $30.4 million and $36.0 million,

respectively, were related to property, plant and equipment purchases.

As of June 30, 2007 and December 31, 2006, specific assets of $21.8 million and $21.3 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.

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

	Six months ended
	June 30,
(millions)	2007	2006

Beginning balance	$60.0	$44.0
Provision	37.2	10.7
Payments	(22.5)	(10.7)
Currency translation	1.5	3.2
Ending balance	$76.2	$47.2

Contained within the provision recognized in the six months ended June 30, 2007 is approximately $14 million for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.

(9) Notes Payable and Long-Term Debt

Following is a summary of notes payable and long-term debt.  The weighted average interest rate on all borrowings outstanding as of June 30, 2007 and December 31, 2006 was 5.1% and 4.9%, respectively.

(millions)	June 30, 2007		December 31, 2006
	Current	Long-Term	Current	Long-Term
Bank borrowings and other	$44.6	$5.4	$131.8	$5.9
Term loans due through 2013 (at an average rate of
3.3% in 2007 and 3.0% in 2006)	43.2	23.9	19.9	23.1
5.75% Senior Notes due 11/01/16, net of unamortized discount (a)	-	149.1	-	149.0
6.50% Senior Notes due 02/15/09, net of unamortized discount (a)	-	136.4	-	136.4
8.00% Senior Notes due 10/01/19, net of unamortized discount (a)	-	133.9	-	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	-	119.2	-	119.2
Carrying amount of notes payable and long-term debt	87.8	567.9	151.7	567.5
Impact of derivatives on debt	-	(10.3)	-	1.9
Total notes payable and long-term debt	$87.8	$557.6	$151.7	$569.4

(a) The Company entered into several interest rate swaps, which have the effect of converting $325.0 million of these fixed rate notes to variable rates as of June 30, 2007 and December 31, 2006. The weighted average effective interest rates for these borrowings, including the effects of outstanding swaps as noted in Note 10, were 4.8% and 4.5% as of June 30, 2007 and December 31, 2006, respectively.

The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009.  At June 30, 2007 and December 31, 2006, there were no borrowings outstanding under the facility.  The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company.  The Company was in compliance with all covenants at June 30, 2007 and expects to be compliant in future periods.  The Company had outstanding letters of credit of $22.1 million at June 30, 2007 and $27.0 million at December 31, 2006.  The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

As of June 30, 2007 and December 31, 2006, the estimated fair values of the Company’s senior unsecured notes totaled $555.7 million and $572.7 million, respectively.  The estimated fair values were $17.1 million higher at June 30, 2007 and $34.2 million higher at December 31, 2006 than their respective carrying values.  Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of year-end.  The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

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

A summary of these instruments outstanding at June 30, 2007 follows (currency in millions):
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

As of June 30, 2007, the fair values of the fixed to floating interest rate swaps were recorded as a non-current liability of $10.3 million and a corresponding reduction in long-term debt of $10.3 million.  As of December 31, 2006, the fair values of the fixed to floating interest rate swaps were recorded as a non-current asset of $1.9 million and a corresponding increase in long-term debt of $1.9 million.  No hedge ineffectiveness was recognized in relation to fixed to floating swaps.  Fair values are based on quoted market prices for contracts with similar maturities.

As of June 30, 2007, the fair values of the cross currency swaps were recorded as a non-current asset of $6.1 million and a non-current liability of $10.3 million.  As of December 31, 2006, the fair values of the cross currency swaps were recorded as a non-current asset of $1.7 million and a non-current liability of $5.5 million.  Hedge ineffectiveness of $1.5 million was recognized as of June 30, 2007 in relation to cross currency swaps.  Fair values are based on quoted market prices for contracts with similar maturities.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases.  The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases.  The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges.  As of June 30, 2007, the Company had forward and option commodity contracts with a total notional value of $86.7 million.  As of June 30, 2007, the Company was holding commodity derivatives with positive and negative fair market values of $1.6 million and $(6.8) million, respectively ($1.4 million gains and ($2.9) million losses mature in less than one year).  To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income.  Such gains and losses will be reclassified into income as the underlying operating transactions are realized.  Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized.  As of December 31, 2006, the Company had forward and option commodity contracts with a total notional value of $19.1 million.  The fair market values of the forward contracts were negative ($2.0) million ($(1.9) million losses maturing in less than one year).  Gains and losses not qualifying for deferral associated with these contracts for June 30, 2007 were negligible.  At December 31, 2006, losses not qualifying for deferral were $(0.1) million.

The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit.  Most contracts mature in less than one year, however certain long-term commitments are covered by forward currency arrangements to protect against currency risk through 2009.  Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency.  At June 30, 2007, contracts were outstanding to buy or sell British Pounds Sterling, Euros, Hungarian Forints, Japanese Yen, Mexican Pesos, South Korean Won and U.S. Dollars.  To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income.  Such gains and losses will be reclassified into income as the underlying operating transactions are realized.  Any gains or losses not qualifying for deferral are credited/charged to income as they are recognized.  As of June 30, 2007, the Company was holding foreign exchange derivatives with a positive market value of $4.5 million ($3.4 million maturing in less than one year).  Derivative contracts with negative value amounted to $(1.3) million (all maturing in less than one year).  As of December 31, 2006, the Company was holding foreign exchange derivatives with a positive market value of $5.1 million ($4.5 million maturing in less than one year).  Derivatives contracts with negative value amounted to $(0.1) million (all maturing in less than one year).  Losses not qualifying for deferral associated with these contracts as of June 30, 2007 were ($0.1) million.  As of December 31, 2006, gains not qualifying for deferral amounted to $0.7 million.

(11) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees.  The other post employment benefits plans, which provide medical and life insurance benefits, are unfunded plans.  The estimated contributions to pension plans for 2007 range from $10 to $15 million, of which $5.6 million has been contributed through the first six months of the year.  The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations are as follows:

					Other post
(millions)	Pension benefits				employment
Three months ended June 30,	2007		2006		benefits
	US	Non-US	US	Non-US	2007	2006
Components of net periodic benefit cost:
Service cost	$0.5	$2.3	$0.5	$3.1	$1.7	$2.2
Interest cost	4.3	3.9	4.2	3.3	7.4	7.0
Expected return on plan assets	(7.4)	(3.1)	(7.0)	(2.5)	-	-
Amortization of unrecognized
transition obligation	-	-	-	(0.1)	-	-
Amortization of unrecognized
prior service cost (benefit)	-	-	0.2	-	(3.9)	(6.3)
Amortization of unrecognized loss	0.5	0.3	1.6	0.7	3.8	5.3
Other	-	0.3	-	-	-	-
Net periodic benefit cost (benefit)	$(2.1)	$3.7	$(0.5)	$4.5	$9.0	$8.2

					Other post
(millions)	Pension benefits				employment
Six months ended June 30,	2007		2006		benefits
	US	Non-US	US	Non-US	2007	2006
Components of net periodic benefit cost:
Service cost	$1.0	$5.3	$1.2	$6.3	$3.3	$5.4
Interest cost	8.7	7.9	8.4	6.8	14.9	15.9
Expected return on plan assets	(14.8)	(6.2)	(14.2)	(5.3)	-	-
Amortization of unrecognized
prior service cost (benefit)	-		0.4	-	(7.9)	(7.3)
Amortization of unrecognized loss	1.0	0.7	3.2	1.3	7.6	11.1
Other	-	0.3	-	-	-	-
Net periodic benefit cost (benefit)	$(4.1)	$8.0	$(1.0)	$9.1	$17.9	$25.1

(12) Stock-Based Compensation

Under the Company's 1993 Stock Incentive Plan, the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant.  The options vest over periods up to three years and have a term of ten years from date of grant.  As of December 31, 2003, there were no options available for future grants under the 1993 plan.  The 1993 plan expired at the end of 2003 and was replaced by the Company's 2004 Stock Incentive Plan, which was amended at the Company’s 2006 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the plan.  Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant is 5,000,000.  As of June 30, 2007, there were a total of 3,772,705 outstanding options under the 1993 and 2004 Stock Incentive Plans.

Stock option compensation expense reduced income before income taxes and net earnings by $4.9 million and $3.6 million ($0.06 per basic and diluted share) and by $2.9 million and $2.1 million ($0.04 per basic and diluted share) for the three months ended June 30, 2007 and 2006, respectively.  Stock option compensation expense reduced income before income taxes and net earnings by $9.1 million and $6.7 million ($0.12 and $0.11 per basic and diluted shares, respectively) and by $5.9 million and $4.2 million ($0.07 per basic and diluted share) for the six months ended June 30, 2007 and 2006, respectively.  Stock option compensation expense affected both operating activities ($9.1 million and $5.9 million non-cash charge backs) and financing activities ($2.4 million and $1.7 million tax benefits) of the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006, respectively.

Total unrecognized compensation cost related to nonvested stock options at June 30, 2007 is approximately $28.2 million.  This cost is expected to be recognized over the next 2.6 years.  On a weighted average basis, this cost is expected to be recognized over 1.1 years.

A summary of the plans’ shares under option as of and for the six months ended June 30, 2007 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	exercise	Contractual	Value
	(thousands)	Price	Life (in years)	(in millions)

Outstanding at December 31, 2006	3,471	$47.48
Granted	908	69.89
Exercised	(295)	35.12
Forfeited	(169)	41.04
Outstanding at March 31, 2007	3,915	$53.88	8.2	$84.3

Granted	-	-
Exercised	(107)	32.43
Forfeited	(35)	53.86
Outstanding at June 30, 2007	3,773	$54.49	8.1	$119.0

Options exerciseable at June 30, 2007	725	$32.82	5.6	$38.6

In calculating earnings per share, earnings are the same for the basic and diluted calculations.  Shares increased for diluted earnings per share by 858,000 and 670,000 for the three months ended June 30, 2007 and 2006, respectively, and 780,000 and 624,000 for the six months ended June 30, 2007 and 2006, respectively, due to the effects of stock options and shares issuable under the Performance Stock Plan.

The fair value for options granted in February 2007 was $21.04 per option.  The Company did not grant any options during the six months ended June 30, 2006, as 2006 options were granted in July.  The fair value at date of grant was estimated using the Black-Scholes options pricing model with the following assumptions:

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

(13) Comprehensive Income (Loss)

The amounts presented as changes in accumulated other comprehensive income (loss), net of related taxes, are added to (deducted from) net earnings resulting in comprehensive income (loss).  The following table summarizes the components of comprehensive income (loss) on an after-tax basis for the three and six-month periods ended June 30, 2007 and 2006.

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2007	2006	2007	2006

Foreign currency translation adjustments, net	$20.3	$43.7	$39.3	$73.7
Market value change in hedge instruments, net	(3.9)	(2.1)	(2.7)	(3.0)
Minimum pension liability adjustment, net	(3.5)	-	(3.5)	-
Unrealized (loss) gain on available-for-sale securities, net	0.2	(0.5)	-	(0.3)
Change in accumulated other comprehensive loss	13.1	41.1	33.1	70.4
Net earnings as reported	75.7	70.2	134.1	131.5
Total comprehensive income	$88.8	$111.3	$167.2	$201.9

(14) Contingencies

In the normal course of business the Company and its subsidiaries are parties to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks.  It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be.  The Company’s environmental and product liability contingencies are discussed separately below.  The Company’s management does not expect that the results of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 33 such sites.  Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Based on information available to the Company (which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors), the Company has established an accrual for indicated environmental liabilities with a balance at June 30, 2007 of $13.7 million.  Excluding the Crystal Springs site discussed below for which $5.3 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.  The Company expects to pay out substantially all of the $13.7 million accrued environmental liability over the next three to five years.

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

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished.  The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition).  Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition.  The Company currently has 17 manufacturing locations that have been identified as containing these items.  The fair value to remove and dispose of this material has been estimated and recorded at $1.0 million as of June 30, 2007 and December 31, 2006.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions.  Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos.  The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm.  As of June 30, 2007, the Company had approximately 42,000 pending asbestos-related product liability claims.  Of these outstanding claims, approximately 34,000 are pending in just three jurisdictions, where significant tort reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment.  The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers.  In the first six months of 2007, of the approximately 3,000 claims resolved, only 97 (3.2%) resulted in any payment being made to a claimant by or on behalf of the Company.  In 2006, of the approximately 27,000 claims resolved, only 169 (0.6%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement.  In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits.  This led the Company to access the next available layer of insurance coverage.  Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement.  To date, the Company has paid $21.2 million in defense and indemnity in advance of insurers’ reimbursement and has received $6.6 million in cash from insurers.  The outstanding balance of $14.6 million is expected to be fully recovered.  Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below.  At December 31, 2006, insurers owed $11.7 million in association with these claims.

At June 30, 2007, the Company has an estimated liability of $41.5 million for future claims resolutions, with a related asset of $41.5 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved.  Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below.  At December 31, 2006, the comparable value of the insurance receivable and accrued liability was $39.9 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:
	June 30,	December 31,
(millions)	2007	2006
Assets:
Prepayments and other current assets	$21.8	$23.3
Other non-current assets	19.7	16.6
Total insurance receivable	$41.5	$39.9

Liabilities:
Accounts payable and accrued expenses	$21.8	$23.3
Other non-current liabilities	19.7	16.6
Total accrued liability	$41.5	$39.9

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

(15) Leases and Commitments

The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities.  The guarantees extend through the maturity of the underlying lease, which is in September 2007.  In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $14.4 million.  The Company has accrued a loss on this guarantee of $6.0 million, which is expected to be paid in 2008.

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

The table below summarizes accrual activity for employee related costs related to the Company’s previously announced restructuring actions for the six months ended June 30, 2007 (in millions):

Employee
Related Costs
Balance at December 31, 2006	$16.2
Cash payments	(6.1)
Balance at March 31, 2007	10.1
Cash payments	(0.9)
Balance at June 30, 2007	$9.2

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

The following tables show net sales, Segment EBIT and total assets for the Company’s reportable operating segments.

Net Sales by Operating Segment
(millions)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Engine	$955.4	$792.0	$1,849.5	$1,577.9
Drivetrain	417.7	386.3	809.7	763.3
Inter-segment eliminations	(8.8)	(9.6)	(17.1)	(17.3)
Net sales	$1,364.3	$1,168.7	$2,642.1	$2,323.9

Segment Earnings Before Interest and Income Taxes
(millions)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Engine	$108.3	$95.4	$193.6	$191.7
Drivetrain	33.3	28.6	61.0	51.3
Segment earnings before interest and income taxes ("Segment EBIT")	141.6	124.0	254.6	243.0
Corporate, including equity in affiliates' earnings and
stock-based compensation	19.2	8.0	33.1	22.7
Consolidated earnings before interest and taxes ("EBIT")	122.4	116.0	221.5	220.3
Interest expense and finance charges	9.3	9.9	18.2	19.3
Earnings before income taxes and minority interest	113.1	106.1	203.3	201.0
Provision for income taxes	30.5	29.7	54.9	56.3
Minority interest, net of tax	6.9	6.2	14.3	13.2
Net earnings	$75.7	$70.2	$134.1	$131.5

Total Assets
(millions)
			June 30,	December 31,
			2007	2006
Engine			$3,317.8	$3,103.1
Drivetrain			1,246.3	1,191.0
Total			4,564.1	4,294.1
Corporate, including equity in affiliates (a)			211.5	289.9
Total assets			$4,775.6	$4,584.0

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”).  FAS 159 allows entities to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis.  The stated objective of FAS 159 is to improve financial reporting by giving entities the opportunity to elect to measure certain financial assets and liabilities at fair value in order to mitigate earnings volatility caused when related assets and liabilities are measured differently.  FAS 159 is effective for the Company beginning with its quarter ending March 31, 2008.  The adoption of FAS 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2007 vs. Three months ended June 30, 2006

Consolidated net sales for the second quarter ended June 30, 2007 totaled $1,364.3 million, a 16.7% increase over second quarter 2006.  This increase occurred while light-vehicle production was up 3% worldwide and down 3% in North America from the previous year’s quarter.  Light-vehicle production increased 6% in Asia-Pacific and 4% in Europe.  The net sales increase included the effect of stronger foreign currencies, primarily the Euro, of approximately $51 million.  Turbochargers, timing chain systems, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia-Pacific.  Without the currency impact, the increase in net sales would have been 12.4% due to strong demand for the Company’s products in Europe and Asia-Pacific.

Gross profit and gross margin were $247.6 million and 18.1% for second quarter 2007 as compared to $231.1 million and 19.8% for second quarter 2006.  Our gross margin percentage was negatively impacted by higher raw material costs, including nickel, steel, copper and plastic resin, and lower vehicle production in North America.  Raw material costs, net of recoveries, increased approximately $21 million as compared to the second quarter 2006, of which nickel was the single largest contributor.  Our focused cost reduction programs in our operations partially offset these higher raw material costs.

Second quarter selling, general and administrative (“SG&A”) costs increased $10.9 million to $135.2 million from $124.3 million, but decreased as a percentage of net sales to 9.9% from 10.6%.  The increase in SG&A is primarily due to higher R&D costs and incentive compensation, partially offset by cost reduction initiatives.  R&D costs increased $8.9 million to $56.7 million from $47.8 million as compared to second quarter 2006.  The increase is primarily driven by our continued investment in a number of cross-business R&D programs, as well as other key programs, all of which are necessary for short and long-term growth.  As a percentage of sales, R&D costs increased to 4.2% from 4.1% in second quarter 2006.

Other income of $(1.2) million and $(0.7) million for second quarter 2007 and 2006, respectively, are comprised primarily of interest income.

Equity in affiliates’ earnings of $8.8 million increased $0.3 million as compared to second quarter 2006 due to increased sales and improved operating performance at our joint ventures, which offset unfavorable changes in currency exchange rates.

Second quarter interest expense and finance charges of $9.3 million decreased $0.6 million as compared with second quarter 2006, primarily due to lower outstanding debt levels, partially offset by rising global interest rates.

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

Net earnings were $75.7 million for the second quarter, or $1.29 per diluted share, an increase of $0.08 per diluted share over the previous year’s second quarter.

Six months ended June 30, 2007 vs. Six months ended June 30, 2006

Consolidated net sales for the six months ended June 30, 2007 totaled $2,642.1 million, a 13.7% increase over the six months ended June 30, 2006.  This increase occurred while light-vehicle production was up 3% worldwide and down 5% in North America from the previous year’s first six months.  Light-vehicle production increased 6% in Asia-Pacific and 5% in Europe.  The net sales increase included the effect of stronger foreign currencies, primarily the Euro, of approximately $111 million.  Turbochargers, timing chain systems, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia-Pacific.  Without the currency impact, the increase in net sales would have been 8.9% due to strong demand for the Company’s products in Europe and Asia-Pacific.

Gross profit and gross margin were $463.5 million and 17.5% for the first six months of 2007 as compared to $454.4 million and 19.6% for the first six months of 2006.  Our gross margin percentage was negatively impacted by: a warranty-related issue; higher raw material costs, including nickel, steel, copper and plastic resin; and lower vehicle production in North America.  The warranty-related issue surrounded a product, built during a 15-month period in 2004 and 2005, that is no longer in production.  This resulted in a pre-tax charge of approximately $14 million.  Raw material costs, net of recoveries, increased approximately $44 million as compared to the first six months of 2006, of which nickel was the single largest contributor.  Our focused cost reduction programs in our operations partially offset these higher raw material costs.

Selling, general and administrative (“SG&A”) costs for the first six months of 2007 increased $8.1 million to $261.9 million from $253.8 million, but decreased as a percentage of net sales to 9.9% from 10.9%.  The increase in SG&A is primarily due to higher R&D costs and incentive compensation, partially offset by cost reduction initiatives.  R&D costs increased $13.7 million to $107.6 million from $93.9 million as compared to the first six months of 2006.  The increase is primarily driven by our continued investment in a number of cross-business R&D programs, as well as other key programs, all of which are necessary for short and long-term growth.  As a percentage of sales, R&D costs increased to 4.1% from 4.0% in the first six months of 2006.

Other income of $(1.9) million and $(1.2) million for the first six months of 2007 and 2006, respectively, are comprised primarily of interest income.

Equity in affiliates’ earnings of $18.0 million decreased $0.5 million as compared to the first six months of 2006 due to unfavorable changes in currency exchange rates, which more than offset increased sales and operating performance at our joint ventures.

Interest expense and finance charges for the first six months of 2007 were $18.2 compared with $19.3 million in the first six months of 2006, primarily due to reduced debt levels, partially offset by rising global interest rates.

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

Net earnings for the first six months of 2007 were $134.1 million, or $2.28 per diluted share, an increase of $0.01 per diluted share over the previous year’s first six months.

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

The following tables present net sales and Segment EBIT by segment for the three and six months ended June 30, 2007 and 2006.

Net Sales by Operating Segment
(millions)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Engine	$955.4	$792.0	$1,849.5	$1,577.9
Drivetrain	417.7	386.3	809.7	763.3
Inter-segment eliminations	(8.8)	(9.6)	(17.1)	(17.3)
Net sales	$1,364.3	$1,168.7	$2,642.1	$2,323.9

Segment Earnings Before Interest and Income Taxes
(millions)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Engine	$108.3	$95.4	$193.6	$191.7
Drivetrain	33.3	28.6	61.0	51.3
Segment earnings before interest and income taxes ("Segment EBIT")	141.6	124.0	254.6	243.0
Corporate, including equity in affiliates' earnings and
stock-based compensation	19.2	8.0	33.1	22.7
Consolidated earnings before interest and taxes ("EBIT")	122.4	116.0	221.5	220.3
Interest expense and finance charges	9.3	9.9	18.2	19.3
Earnings before income taxes and minority interest	113.1	106.1	203.3	201.0
Provision for income taxes	30.5	29.7	54.9	56.3
Minority interest, net of tax	6.9	6.2	14.3	13.2
Net earnings	$75.7	$70.2	$134.1	$131.5

Three months ended June 30, 2007 vs. Three months ended June 30, 2006

The Engine segment net sales increased $163.4 million, or 20.6%, and Segment EBIT increased $12.9 million, or 13.5%, from second quarter 2006.  Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 15.5%.  The Engine segment continued to benefit from European and Asian automaker demand for turbochargers, timing systems and emissions products, and European demand for diesel engine ignition systems.  In North America, higher turbocharger sales offset lower sales of other Engine segment products, which were lower primarily due to lower domestic vehicle production.  The Segment EBIT margin was negatively impacted by sharply higher commodity costs, primarily nickel.

The Drivetrain segment net sales increased $31.4 million, or 8.1%, and Segment EBIT increased $4.7 million, or 16.4%, from second quarter 2006.  Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 5.4%.  The sales increase was driven by growth outside of North America including higher sales of DualTronic® transmission modules and torque transfer products.

Six months ended June 30, 2007 vs. Six months ended June 30, 2006

The Engine segment net sales increased $271.6 million, or 17.2%, and Segment EBIT increased $1.9 million, or 1.0%, from the first six months of 2006.  Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 11.7%.  The Engine segment continued to benefit from European and Asian automaker demand for turbochargers, timing systems and emissions products, and European demand for diesel engine ignition systems.  In North America, higher turbocharger sales offset lower sales of other Engine segment products, which were lower primarily due to lower domestic vehicle production.  The

Segment EBIT margin was negatively impacted by the approximate $14 million warranty-related charge recognized in first quarter 2007 and by sharply higher commodity costs, primarily nickel.

The Drivetrain segment net sales increased $46.4 million, or 6.1%, and Segment EBIT increased $9.7 million, or 18.9%, from the first six months of 2006.  Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 3.0%.  The sales increase was driven by growth outside of North America including higher sales of DualTronic® transmission modules and torque transfer products.

Outlook for the remainder of 2007

Our overall outlook for 2007 remains positive, as we expect our sales to grow in excess of a projected moderate global vehicle production growth rate.  The outlook for global vehicle production by region is for moderate declines in North America, moderate increases in Europe, and solid growth in Asia.  While expecting only moderate overall growth in global vehicle production, we expect to benefit from strong European and Asian automaker demand for our engine products, including turbochargers, timing systems, ignition systems and emissions products.  We expect continued and growing demand for our drivetrain products outside of North America, including increased sales of dual-clutch transmission products, which also is a positive trend for the Company.  The impact of raw materials, including nickel, steel, copper, aluminum and plastic resin, is expected to continue to pressure gross profit.  Based upon these and other assumptions, we expect continued long-term sales and net earnings growth.

The Company maintains a positive long-term outlook for its business and is committed to new product development and strategic capital investments to enhance its product leadership strategy.  The trends that are driving our longer-term growth are expected to continue, including the growth of diesel engines worldwide, the increased adoption of automatic transmissions in Europe and Asia-Pacific, the popularity of cross-over vehicles in North America and the move to chain engine timing systems in both Europe and Asia-Pacific.  To take advantage of these trends, the Company is establishing a technical center in China, a turbocharger production facility to be located in Poland and a drivetrain production facility to be located in Mexico.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities decreased $9.8 million to $223.4 million for the first six months of 2007 from $233.2 million in the first six months of 2006.  Capital spending, including tooling outlays, was $122.5 million in the first six months of 2007, compared with $145.5 million in 2006.  Selective capital spending remains an area of focus for the Company, both in order to support our book of new business, and for cost reductions and productivity improvements.  The Company expects to spend approximately $325 million on capital and tooling expenditures in 2007, but this expectation is subject to ongoing review based on market conditions.

As of June 30, 2007, debt decreased from year-end 2006 by $75.7 million, cash decreased by $4.8 million and marketable securities decreased by $0.7 million.  Our debt to capital ratio was 22.8% at the end of the second quarter versus 26.1% at the end of 2006.  The Company paid dividends to BorgWarner stockholders of $19.7 million and $18.3 million in the first six months of 2007 and 2006, respectively.  The Company repurchased 196,300 shares of its common stock for $16.3 million in the first six months of 2007.

The Company securitizes and sells certain receivables through third party financial institutions without recourse.  The amount sold can vary each month based on the amount of underlying receivables.  At both June 30, 2007 and 2006, the Company had sold $50 million of receivables under a Receivables Transfer

Agreement for face value without recourse.  During both of the six-month periods ended June 30, 2007 and 2006, total cash proceeds from sales of accounts receivable were $300 million.  The Company paid servicing fees related to these receivables for the three and six months ended June 30, 2007 and 2006 of $0.7 million and $0.7 million and $1.4 million and $1.3 million, respectively.  These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009.  At June 30, 2007 and December 31, 2006, there were no borrowings outstanding under the facility.  The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company.  The Company was in compliance with all covenants at June 30, 2007 and expects to be compliant in future periods.  The Company had outstanding letters of credit of $22.1 million at June 30, 2007 and $27.0 million at December 31, 2006.  The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

OTHER MATTERS

Contingencies

In the normal course of business the Company and its subsidiaries are parties to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks.  See Notes 8 and 14 of the unaudited condensed consolidated financial statements that are part of this Quarterly Report on Form 10-Q.  It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be.  The Company’s environmental and product liability contingencies are discussed separately below.  The Company’s management does not expect that the results of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 33 such sites.  Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Based on information available to the Company (which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors), the Company has established an accrual for indicated environmental liabilities with a balance at June 30, 2007 of $13.7 million.  Excluding the Crystal Springs site discussed below for which $5.3 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.  The Company expects to pay out substantially all of the $13.7 million accrued environmental liability over the next three to five years.

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

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished.  The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition).  Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition.  The Company currently has 17 manufacturing locations that have been identified as containing these items.  The fair value to remove and dispose of this material has been estimated and recorded at $1.0 million as of June 30, 2007 and December 31, 2006.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions.  Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos.  The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm.  As of June 30, 2007, the Company had approximately 42,000 pending asbestos-related product liability claims.  Of these outstanding claims, approximately 34,000 are pending in just three jurisdictions, where significant tort reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment.  The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers.  In the first six months of 2007, of the approximately 3,000 claims resolved, only 97 (3.2%) resulted in any payment being made to a claimant by or on behalf of the Company.  In 2006, of the approximately 27,000 claims resolved, only 169 (0.6%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement.  In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits.  This led the Company to access the next available layer of insurance coverage.  Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement.  To date, the Company has paid $21.2 million in defense and indemnity in advance of insurers’ reimbursement and has received $6.6 million in cash from insurers.  The outstanding balance of $14.6 million is expected to be fully recovered.  Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below.  At December 31, 2006, insurers owed $11.7 million in association with these claims.

At June 30, 2007, the Company has an estimated liability of $41.5 million for future claims resolutions, with a related asset of $41.5 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved.  Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below.  At December 31, 2006, the comparable value of the insurance receivable and accrued liability was $39.9 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	June 30,	December 31,
(millions)	2007	2006
Assets:
Prepayments and other current assets	$21.8	$23.3
Other non-current assets	19.7	16.6
Total insurance receivable	$41.5	$39.9

Liabilities:
Accounts payable and accrued expenses	$21.8	$23.3
Other non-current liabilities	19.7	16.6
Total accrued liability	$41.5	$39.9

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”).  FAS 159 allows entities to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis.  The stated objective of FAS 159 is to improve financial reporting by giving entities the opportunity to elect to measure certain financial assets and liabilities at fair value in order to mitigate earnings volatility caused when related assets and liabilities are measured differently.  FAS 159 is effective for the Company beginning with its quarter ending March 31, 2008.  The adoption of FAS 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recent Development

On July 20, 2007, the Company announced a $0.17 per share dividend to be paid on August 15, 2007 to stockholders of record on August 1, 2007.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management’s current expectations, estimates and projections.  Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.  Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing our products, changes in general economic conditions, and other risks detailed in our filings with the Securities and Exchange Commission, including the Risk Factors, identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  We do not undertake any obligation to update any forward-looking statements.

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

Item 2. Repurchases of Equity Securities

The Company’s Board of Directors previously authorized the purchase of up to 2.4 million shares (adjusted for the Company’s 2004 two-for-one stock split) of the Company's common stock.  As of June 30, 2007, the Company has repurchased 1,630,160 shares.

All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and amounts to be determined by management as market conditions and the Company’s capital position warrant.  The Company may use Rule 10b5-1 plans to facilitate share repurchases.  Repurchased shares will be deemed treasury shares and may subsequently be reissued for general corporate purposes.

The following table provides information about Company purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2007, at a total cost of $16.3 million:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

Month Ended April 30, 2007	-	$-	-	996,140
Month Ended May 31, 2007	91,300	81.65	91,300	874,840
Month Ended June 30, 2007	105,000	83.80	105,000	769,840
Total	196,300	$82.80	196,300	769,840

NOTE: All purchases were made on the open market.

Item 4. Submission of Matters to a Vote of Security Holders

On April 25, 2007, the Company held its Annual Meeting of Stockholders.  The following nominees for Class II Directors were elected to three year terms on the Company’s Board of Directors: Jere A. Drummond, Timothy M. Manganello and Ernest J. Novak, Jr.

Each of Robin J. Adams, Phyllis O. Bonanno, David T. Brown, Paul E. Glaske, Alexis P. Michas, Richard O. Schaum and Thomas T. Stallkamp continues to serve as directors.  At such meeting, the following votes were cast in each proposal.

Proposal 1: The election of Directors of the Company:

		Shares
Name	Shares For	Withheld
Jere A. Drummond	43,584,731	1,253,776
Timothy M. Manganello	43,596,811	1,241,696
Ernest J. Novak, Jr.	44,079,857	758,650

Proposal 2: To vote upon a shareholder proposal concerning director elections:

For	Against	Abstain	Broker Non-Vote
25,087,745	16,185,700	99,208	3,465,854

Proposal 3: To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for 2007:

For	Against	Abstain
44,716,122	102,526	19,859

Item 6. Exhibits

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

Date: July 26, 2007