Form 10-Q
period 2007-09-30
BORGWARNER INC
filed 2007-10-25
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On September 30, 2007, the registrant had 57,984,237 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash	$137.4	$123.3
Marketable securities	38.9	59.1
Receivables, net	870.1	744.0
Inventories, net	450.9	386.9
Deferred income taxes	40.3	33.7
Prepayments and other current assets	98.0	90.5

Total current assets	1,635.6	1,437.5

Property, plant and equipment, net	1,524.9	1,460.7

Investments and advances	243.2	198.0
Goodwill	1,113.1	1,086.5
Other non-current assets	337.4	401.3

Total non-current assets	1,693.7	1,685.8

Total assets	$4,854.2	$4,584.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$37.1	$151.7
Accounts payable and accrued expenses	963.2	843.4
Income taxes payable	33.9	39.7

Total current liabilities	1,034.2	1,034.8

Long-term debt	564.4	569.4
Other non-current liabilities:
Retirement-related liabilities	567.0	660.9
Other	324.6	281.4

Total other non-current liabilities	891.6	942.3

Minority interest in consolidated subsidiaries	169.2	162.1

Common stock	0.6	0.6
Capital in excess of par value	927.7	871.1
Retained earnings	1,235.2	1,064.1
Accumulated other comprehensive income (loss)	69.1	(60.3)
Treasury stock	(37.8)	(0.1)

Total stockholders’ equity	2,194.8	1,875.4

Total liabilities and stockholders’ equity	$4,854.2	$4,584.0

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$1,313.6	$1,059.8	$3,955.7	$3,383.7
Cost of sales	1,084.9	876.5	3,263.5	2,746.0

Gross profit	228.7	183.3	692.2	637.7

Selling, general and administrative expenses	134.1	116.8	396.0	370.6
Restructuring expense	—	11.5	—	11.5
Other income	(3.7)	(5.6)	(5.6)	(6.8)

Operating income	98.3	60.6	301.8	262.4

Equity in affiliates’ earnings, net of tax	(9.9)	(7.8)	(27.9)	(26.3)
Interest expense and finance charges	8.4	9.5	26.6	28.8

Earnings before income taxes and minority interest	99.8	58.9	303.1	259.9

Provision for income taxes	10.9	13.9	65.8	70.2
Minority interest, net of tax	5.7	5.8	20.0	19.0

Net earnings	$83.2	$39.2	$217.3	$170.7

Earnings per share — basic	$1.43	$0.68	$3.75	$2.98

Earnings per share — diluted	$1.41	$0.68	$3.69	$2.95

Weighted average shares outstanding (thousands):

Basic	57,999	57,459	57,988	57,323
Diluted	59,027	57,990	58,851	57,915

Dividends declared per share	$0.17	$0.16	$0.51	$0.48

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING
Net earnings	$217.3	$170.7
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	177.3	173.6
Amortization of intangible assets and other	12.6	10.1
Restructuring expense	—	11.5
Stock option compensation expense	12.7	9.1
Deferred income tax benefit	(27.0)	(1.6)
Equity in affiliates’ earnings, net of dividends received, minority interest and other	8.1	14.6

Net earnings adjusted for non-cash charges (credits) to operations	401.0	388.0
Changes in assets and liabilities:
Receivables	(83.9)	(28.1)
Inventories	(43.8)	(30.7)
Prepayments and other current assets	(4.7)	(32.4)
Accounts payable and accrued expenses	91.1	(18.0)
Income taxes payable	(8.2)	(7.2)
Other non-current assets and liabilities	14.6	(0.9)

Net cash provided by operating activities	366.1	270.7

INVESTING
Capital expenditures, including tooling outlays	(194.6)	(191.9)
Net proceeds from asset disposals	7.2	5.8
Purchases of marketable securities	(12.8)	(41.6)
Proceeds from sales of marketable securities	36.3	14.1
Payments for business acquired, net of cash acquired	—	(64.4)

Net cash used in investing activities	(163.9)	(278.0)

FINANCING
Net decrease in notes payable	(117.0)	(56.6)
Additions to long-term debt	20.0	115.0
Repayments of long-term debt	(23.8)	(42.5)
Payments for purchases of treasury stock	(37.8)	—
Proceeds from stock options exercised	34.5	11.2
Dividends paid to BorgWarner stockholders	(29.6)	(27.5)
Dividends paid to minority shareholders	(16.0)	(16.2)

Net cash used in financing activities	(169.7)	(16.6)
Effect of exchange rate changes on cash	(18.4)	1.2

Net increase (decrease) in cash	14.1	(22.7)
Cash at beginning of year	123.3	89.7

Cash at end of period	$137.4	$67.0

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$33.0	$33.2
Income taxes	65.6	70.0
Non-cash financing transactions:
Issuance of common stock for stock performance plans	2.3	3.0
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The balance sheet as of December 31, 2006 was derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
(2) Research and Development
The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions)	2007	2006	2007	2006
Gross R&D expenditures	$59.3	$53.1	$184.8	$160.9
Customer reimbursements	(10.2)	(6.9)	(28.1)	(20.8)

Net R&D expenditures	$49.1	$46.2	$156.7	$140.1

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
(3) Income Taxes
The Company’s provisions for income taxes resulted in effective rates of 10.9% and 21.7% for the three and nine months ended September 30, 2007, respectively. These effective tax rates differ from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D and foreign tax credits, favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and a Medicare prescription drug benefit, and tax account adjustments, primarily due to a change in the statutory tax rate in Germany. If the effect of the tax account adjustments is not taken into account, the Company’s 2007 effective tax rate associated with its on-going business operations was 27.0%. The Company’s full-year 2006 effective tax rate associated with its on-going business operations was 26.0%.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $16.6 million reduction to the January 1, 2007 balance of retained earnings.
At January 1, 2007, the balance of gross unrecognized tax benefits is $50.5 million. Included in the balance at January 1, 2007 are $43.1 million of tax positions that are permanent in nature and, if recognized, would reduce the effective tax rate. Due to new developments in third quarter 2007, an additional liability was recorded. However, the Company’s federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Any possible change in the unrecognized tax benefits within the next 12 months cannot be reasonably estimated.
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
(4) Marketable Securities
As of September 30, 2007 and December 31, 2006, the Company held $38.9 million and $59.1 million, respectively, of highly liquid investments in marketable securities, primarily bank notes. The securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. As of September 30, 2007 and December 31, 2006, $31.8 million and $45.5 million of the contractual maturities are within one to five years and $7.1 million and $13.6 million are due beyond five years, respectively. The Company does not intend to hold these investments until maturity; rather, they are available to support current operations if needed.
(5) Sales of Receivables
The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both September 30, 2007 and December 31, 2006, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the nine-month periods ended September 30, 2007 and 2006, total cash proceeds from sales of accounts receivable were $450 million. The Company paid servicing fees related to these receivables for the three and nine months ended September 30, 2007 and 2006 of $0.8 million and $0.7 million and $2.2 million and $2.0 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
(6) Inventories
Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	September 30,	December 31,
(millions)	2007	2006
Raw material and supplies	$235.3	$207.4
Work in progress	112.3	100.0
Finished goods	117.4	91.9

FIFO inventories	465.0	399.3
LIFO reserve	(14.1)	(12.4)

Inventories, net	$450.9	$386.9

(7) Property, plant & equipment

	September 30,	December 31,
(millions)	2007	2006
Land and buildings	$586.2	$552.3
Machinery and equipment	1,768.7	1,687.8
Capital leases	1.1	1.1
Construction in progress	123.5	112.8

Total property, plant and equipment	2,479.5	2,354.0
Less accumulated depreciation	(1,055.3)	(988.4)

	1,424.2	1,365.6
Tooling, net of amortization	100.7	95.1

Property, plant and equipment — net	$1,524.9	$1,460.7

Interest costs capitalized during the nine-month periods ended September 30, 2007 and 2006 were $6.6 million and $5.2 million, respectively.
As of September 30, 2007 and December 31, 2006, accounts payable of $24.9 million and $36.0 million, respectively, were related to property, plant and equipment purchases.
As of September 30, 2007 and December 31, 2006, specific assets of $23.0 million and $21.3 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.
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

	Nine months ended
	September 30,
(millions)	2007	2006
Beginning balance	$60.0	$44.0
Acquisition	—	0.1
Provision	51.6	15.8
Payments	(36.0)	(17.1)
Currency translation	3.6	2.9

Ending balance	$79.2	$45.7

Contained within the provision recognized in the nine months ended September 30, 2007 is approximately $14 million for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.

(9) Notes Payable and Long-Term Debt
Following is a summary of notes payable and long-term debt. The weighted average interest rate on all borrowings outstanding as of September 30, 2007 and December 31, 2006 was 5.1% and 4.9%, respectively.

	September 30, 2007		December 31, 2006
(millions)	Current	Long-Term	Current	Long-Term
Bank borrowings and other	$5.3	$5.6	$131.8	$5.9
Term loans due through 2013 (at an average rate of 3.1% in 2007 and 3.0% in 2006)	31.8	21.8	19.9	23.1
5.75% Senior Notes due 11/01/16, net of unamortized discount (a)	—	149.1	—	149.0
6.50% Senior Notes due 02/15/09, net of unamortized discount (a)	—	136.5	—	136.4
8.00% Senior Notes due 10/01/19, net of unamortized discount (a)	—	133.9	—	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.2	—	119.2

Carrying amount of notes payable and long-term debt	37.1	566.1	151.7	567.5
Impact of derivatives on debt	—	(1.7)	—	1.9

Total notes payable and long-term debt	$37.1	$564.4	$151.7	$569.4

(a)	The Company entered into several interest rate swaps, which have the effect of converting $325.0 million of these fixed rate notes to variable rates as of September 30, 2007 and December 31, 2006. The weighted average effective interest rates for these borrowings, including the effects of outstanding swaps as noted in Note 10, were 4.9% and 4.5% as of September 30, 2007 and December 31, 2006, respectively.
The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009. At September 30, 2007 and December 31, 2006, there were no borrowings outstanding under the facility. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at September 30, 2007 and expects to be compliant in future periods. The Company had outstanding letters of credit of $22.0 million at September 30, 2007 and $27.0 million at December 31, 2006. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
As of September 30, 2007 and December 31, 2006, the estimated fair values of the Company’s senior unsecured notes totaled $561.6 million and $572.7 million, respectively. The estimated fair values were $22.9 million higher at September 30, 2007 and $34.2 million higher at December 31, 2006 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
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

A summary of these instruments outstanding at September 30, 2007 follows (currency in millions):

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
As of September 30, 2007, the fair values of the fixed to floating interest rate swaps were recorded as a non-current asset of $0.2 million and a non-current liability of $1.9 million, with a corresponding reduction in long-term debt of $1.7 million. As of December 31, 2006, the fair values of the fixed to floating interest rate swaps were recorded as a non-current asset of $1.9 million, with a corresponding increase in long-term debt of $1.9 million. No hedge ineffectiveness was recognized in relation to fixed to floating swaps. Fair values are based on quoted market prices for contracts with similar maturities.
As of September 30, 2007, the fair values of the cross currency swaps were recorded as a non-current liability of $24.1 million. As of December 31, 2006, the fair values of the cross currency swaps were recorded as a non-current asset of $1.7 million and a non-current liability of $5.5 million. Hedge ineffectiveness of $1.3 million was recognized as of September 30, 2007 in relation to cross currency swaps. Fair values are based on quoted market prices for contracts with similar maturities.
The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. As of September 30, 2007, the Company had forward and option commodity contracts with a total notional value of $79.8 million. As of September 30, 2007, the Company was holding commodity derivatives with positive and negative fair market values of $2.5 million and $(14.5) million, respectively ($2.1 million gains and ($9.4) million losses mature in less than one year). To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized. As of December 31, 2006, the Company had forward and option commodity contracts with a total notional value of $19.1 million. The fair market values of the forward contracts were negative ($2.0) million ($(1.9) million losses maturing in less than one year). Gains and losses not qualifying for deferral associated with these contracts for September 30, 2007 were negligible. At December 31, 2006, losses not qualifying for deferral were $(0.1) million.
The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however, certain long-term commitments are covered by forward currency arrangements to protect against currency risk through 2009. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At June 30, 2007, contracts were outstanding to buy or sell British Pounds Sterling, Euros, Hungarian Forints, Japanese Yen, Mexican Pesos, South Korean Won and U.S. Dollars. To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Any gains or losses not qualifying for deferral are credited/charged to income as they are recognized. As of September 30, 2007, the Company was holding foreign exchange derivatives with a positive market value of $2.6 million ($2.2 million maturing in less than one year). Derivative contracts with negative value amounted to $(2.7) million ($(2.0) million maturing in less than one year). As of December 31, 2006, the Company was holding foreign exchange derivatives with a positive market value of $5.1 million ($4.5 million maturing in less than one year). Derivatives contracts with negative value amounted to $(0.1) million (all maturing in less than one year). Gains not qualifying for deferral associated with these contracts as of September 30, 2007 were $0.1 million. As of December 31, 2006, gains not qualifying for deferral amounted to $0.7 million.
(11) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees. The other post employment benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to pension plans for 2007 range from $12 to $15 million, of which $9.5 million has been contributed through the first nine months of the year.
In September 2007, the Company made changes to its U.S. retiree medical program that impact certain non-union active employees with a future retiree benefit and current retirees participating in a health care plan. These changes will become effective on January 1, 2009. The effect of the changes to both groups is that most members will pay a higher percentage of the annual premium for Company-sponsored retiree medical coverage between ages 60 to 64, and neither group will receive Company-sponsored Medicare Supplemental coverage once entitled to Medicare. Instead, certain active employees will receive a lump sum credit into a non-contributory cash balance pension plan earning interest each year. Current retirees will receive an annual per member allowance toward the purchase of individual Medicare Supplemental coverage and for reimbursement of medical out-of-pocket expenses.

Given the significance of these changes, the retiree medical plan was remeasured and the newly established non-contributory cash balance pension plan was measured. The combined financial statement impact was a one-time expense recognition of $3.2 million, a $36.1 million reduction to other non-current assets, a $109.2 million reduction to retirement-related liabilities, a $37.4 million increase to accumulated other comprehensive income and a $38.8 million decrease to non-current deferred tax assets. The financial statement impact due to the remeasurement of the retiree medical plan was a one-time benefit recognition of $33.9 million, a $109.2 million reduction to retirement-related liabilities, a $36.8 million increase to accumulated other comprehensive income and a $38.4 million decrease to non-current deferred tax assets. The financial statement impact due to the measurement of the non-contributory cash balance pension plan was a one-time expense recognition of $37.1 million, a $36.1 million reduction to other non-current assets, a $0.6 million increase to accumulated other comprehensive income and a $0.4 million decrease to non-current deferred tax assets.
The weighted average discount rate used to determine the benefit obligation of the Company’s retiree medical plan was 6.25%. This represents a 25 basis point increase from the 6.00% weighted average discount rate used at year-end 2006. The weighted average discount rate used to determine the benefit obligation of the Company’s non-contributory cash balance pension plan was 6.25%.

The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations are as follows:

					Other post
	Pension benefits				employment
(millions)	2007		2006		benefits
Three months ended September 30,	US	Non-US	US	Non-US	2007	2006
Components of net periodic benefit cost:
Service cost	$0.5	$2.7	$0.7	$3.3	$1.4	$2.7
Interest cost	4.5	4.1	4.1	3.6	7.0	7.4
Expected return on plan assets	(7.3)	(3.2)	(7.1)	(2.8)	—	—
Settlement/Curtailment	37.1	—	—	—	(33.9)	—
Amortization of unrecognized prior service cost (benefit)	—	—	0.3	—	(4.5)	(4.6)
Amortization of unrecognized loss	0.5	0.3	1.6	0.7	3.6	4.8
Other	—	0.2	—	—	—	—

Net periodic benefit cost (benefit)	$35.3	$4.1	$(0.4)	$4.8	$(26.4)	$10.3

					Other post
	Pension benefits				employment
(millions)	2007		2006		benefits
Nine months ended September 30,	US	Non-US	US	Non-US	2007	2006
Components of net periodic benefit cost:
Service cost	$1.5	$8.0	$1.9	$9.6	$4.7	$8.1
Interest cost	13.2	12.0	12.5	10.4	21.9	23.3
Expected return on plan assets	(22.1)	(9.4)	(21.3)	(8.1)	—	—
Settlement/Curtailment	37.1	—	—	—	(33.9)	—
Amortization of unrecognized prior service cost (benefit)	—	—	0.7	—	(12.4)	(11.9)
Amortization of unrecognized loss	1.5	1.0	4.8	2.0	11.2	15.9
Other	—	0.5	—	—	—	—

Net periodic benefit cost (benefit)	$31.2	$12.1	$(1.4)	$13.9	$(8.5)	$35.4

(12) Stock-Based Compensation
Under the Company’s 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2006 Annual Stockholders Meeting to, among other things, increase the number of shares available for issuance under the plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant is 5,000,000. As of September 30, 2007, there were a total of 3,346,326 outstanding options under the 1993 Plan and 2004 Stock Incentive Plan.
Stock option compensation expense reduced income before income taxes and net earnings by $3.6 million and $2.6 million ($0.05 and $0.04 per basic and diluted shares, respectively) and by $3.2 million and $2.5 million ($0.04 per basic and diluted share) for the three months ended September 30, 2007 and 2006, respectively. Stock option compensation expense reduced income before income taxes and net earnings by $12.7 million and $9.3 million ($0.16 per basic and diluted shares) and by $9.1 million and $6.7 million ($0.12 per basic and diluted share) for the nine months ended September 30, 2007 and 2006, respectively. Stock option compensation expense affected both operating activities ($12.7 million and $9.1 million non-cash charge backs) and financing activities ($3.4 million and $2.4 million tax benefits) of the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, respectively.
Total unrecognized compensation cost related to nonvested stock options at September 30, 2007 is approximately $25 million. This cost is expected to be recognized over the next 2.3 years. On a weighted average basis, this cost is expected to be recognized over 1.0 year.
A summary of the plans’ shares under option as of and for the nine months ended September 30, 2007 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	exercise	Contractual	Value
	(thousands)	Price	Life (in years)	(in millions)
Outstanding at December 31, 2006	3,471	$47.48
Granted	908	69.89
Exercised	(295)	35.12
Forfeited	(169)	41.04

Outstanding at March 31, 2007	3,915	$53.88	8.2	$84.3

Exercised	(107)	32.43
Forfeited	(35)	53.86

Outstanding at June 30, 2007	3,773	$54.49	8.1	$119.0

Exercised	(295)	47.67
Forfeited	(132)	57.42

Outstanding at September 30, 2007	3,346	$54.98	7.9	$122.3

Options exerciseable at September 30, 2007	1,323	$42.50	6.4	$64.9

In calculating earnings per share, earnings are the same for the basic and diluted calculations. Shares increased for diluted earnings per share by 1,028,000 and 531,000 for the three months ended September 30, 2007 and 2006, respectively, and 863,000 and 592,000 for the nine months ended September 30, 2007 and 2006, respectively, due to the effects of stock options and shares issued and issuable under the 1993 Plan and 2004 Stock Incentive Plan.
The fair value for options granted in February 2007 was $21.04 per option. The fair value for options granted in July 2006 was $17.81 per option. The fair values at date of grant were estimated using the Black-Scholes options pricing model with the following assumptions:

	2007	2006
Risk-free interest rate	4.82%	5.04%
Dividend yield	0.97%	1.10%
Volatility factor	28.64%	29.06%
Expected life	4.7 years	4.8 years
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
(13) Comprehensive Income (Loss)
The amounts presented as changes in accumulated other comprehensive income (loss), net of related taxes, are added to (deducted from) net earnings resulting in comprehensive income (loss). The following table summarizes the components of comprehensive income (loss) on an after-tax basis for the three and nine-month periods ended September 30, 2007 and 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2007	2006	2007	2006
Foreign currency translation adjustments, net	$79.5	$(6.3)	$118.8	$67.4
Market value change in hedge instruments, net	(20.5)	1.2	(23.2)	(1.8)
Defined benefit post employment plans, net	37.4	—	33.9	—
Unrealized (loss) gain on available-for-sale securities, net	(0.1)	0.6	(0.1)	0.3

Change in accumulated other comprehensive income (loss)	96.3	(4.5)	129.4	65.9
Net earnings as reported	83.2	39.2	217.3	170.7

Total comprehensive income	$179.5	$34.7	$346.7	$236.6

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
Environmental
The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act

(“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 34 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.
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
Based on information available to the Company (which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors), the Company has established an accrual for indicated environmental liabilities with a balance at September 30, 2007 of $16.2 million. Excluding the Crystal Springs site discussed below for which $5.5 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the $16.2 million accrued environmental liability over the next three to five years.
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
Conditional Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 17 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.0 million as of September 30, 2007 and December 31, 2006.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of September 30, 2007, the Company had approximately 42,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 32,000 are pending in just three jurisdictions, where significant tort reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first nine months of 2007, of the approximately 3,800 claims resolved, only 155 (4.1%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2006, of the approximately 27,000 claims resolved, only 169 (0.6%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $24.6 million in defense and indemnity in advance of insurers’ reimbursement and has received $7.1 million in cash from insurers. The outstanding balance of $17.5 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2006, insurers owed $11.7 million in association with these claims.
At September 30, 2007, the Company has an estimated liability of $40.7 million for future claims resolutions, with a related asset of $40.7 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2006, the comparable value of the insurance receivable and accrued liability was $39.9 million.
The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	September 30,	December 31,
(millions)	2007	2006
Assets:
Prepayments and other current assets	$20.9	$23.3
Other non-current assets	19.8	16.6

Total insurance receivable	$40.7	$39.9

Liabilities:
Accounts payable and accrued expenses	$20.9	$23.3
Other non-current liabilities	19.8	16.6

Total accrued liability	$40.7	$39.9

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
(15) Leases and Commitments
The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities. The guarantees extend through the maturity of the underlying lease, which is in September 2008. In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $12.2 million. The Company has accrued a loss on this guarantee of $6.0 million, which is expected to be paid in 2008.

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
The table below summarizes accrual activity for employee related costs related to the Company’s previously announced restructuring actions for the nine months ended September 30, 2007 (in millions):

Employee
Related Costs
Balance at December 31, 2006	$16.2
Cash payments	(6.1)

Balance at March 31, 2007	10.1
Cash payments	(0.9)

Balance at June 30, 2007	9.2
Cash payments	—

Balance at September 30, 2007	$9.2

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

The following tables show net sales, Segment EBIT and total assets for the Company’s reportable operating segments.
Net Sales by Operating Segment
(millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Engine	$933.9	$736.4	$2,783.4	$2,314.3
Drivetrain	387.2	330.1	1,196.9	1,093.4
Inter-segment eliminations	(7.5)	(6.7)	(24.6)	(24.0)

Net sales	$1,313.6	$1,059.8	$3,955.7	$3,383.7

Segment Earnings Before Interest and Income Taxes
(millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Engine	$100.9	$76.1	$294.5	$267.8
Drivetrain	26.8	13.2	87.8	64.5

Segment earnings before interest and income taxes (“Segment EBIT”)	127.7	89.3	382.3	332.3
Corporate, including equity in affiliates’ earnings and stock-based compensation	19.5	9.4	52.6	32.1

Consolidated earnings before interest and taxes (“EBIT”)	108.2	79.9	329.7	300.2
Restructuring expense	—	11.5	—	11.5
Interest expense and finance charges	8.4	9.5	26.6	28.8

Earnings before income taxes and minority interest	99.8	58.9	303.1	259.9
Provision for income taxes	10.9	13.9	65.8	70.2
Minority interest, net of tax	5.7	5.8	20.0	19.0

Net earnings	$83.2	$39.2	$217.3	$170.7

Total Assets
(millions)

	September 30,	December 31,
	2007	2006
Engine	$3,411.9	$3,103.1
Drivetrain	1,151.9	1,191.0

Total	4,563.8	4,294.1
Corporate, including equity in affiliates (a)	290.4	289.9

Total assets	$4,854.2	$4,584.0

(a)	Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, deferred income taxes and investments & advances.
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
RESULTS OF OPERATIONS
Three months ended September 30, 2007 vs. Three months ended September 30, 2006
Consolidated net sales for the third quarter ended September 30, 2007 totaled $1,313.6 million, a 23.9% increase over third quarter 2006. This increase occurred while light-vehicle production was up 6% worldwide and up 5% in North America from the previous year’s quarter. Light-vehicle production increased 8% in Asia-Pacific and 4% in Europe. The net sales increase included the effect of stronger foreign currencies, primarily the Euro, of approximately $60 million. Turbochargers, timing chain systems, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia-Pacific. Without the currency impact, the increase in net sales would have been 18.3% due to strong demand for the Company’s products in Europe and Asia-Pacific.
Gross profit and gross margin percentage were $228.7 million and 17.4% for third quarter 2007 as compared to $183.3 million and 17.3% for third quarter 2006. Our gross margin percentage was negatively impacted by higher raw material costs, including nickel, steel, copper and plastic resin, and lower vehicle production in North America. Raw material costs, net of recoveries, increased approximately $10 million as compared to third quarter 2006. Our focused cost reduction programs in our operations partially offset these higher raw material costs.
Third quarter selling, general and administrative (“SG&A”) costs increased $17.3 million to $134.1 million from $116.8 million, but decreased as a percentage of net sales to 10.2% from 11.0%. The increase in SG&A is primarily due to higher R&D costs and incentive compensation. R&D costs increased $2.9 million to $49.1 million from $46.2 million as compared to third quarter 2006. The increase is primarily driven by our continued investment in a number of cross-business R&D programs, as well as other key programs, all of which are necessary for short and long-term growth. As a percentage of sales, R&D costs decreased to 3.7% from 4.4% in third quarter 2006.
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
Other income of $(3.7) million for third quarter 2007 is comprised primarily of interest income. Other income of $(5.6) million for third quarter 2006 is comprised primarily of the realization of an additional $4.9 million gain from a previous divestiture.
Equity in affiliates’ earnings of $9.9 million increased $2.1 million as compared to third quarter 2006 due to increased sales and improved operating performance at our joint ventures, which offset unfavorable changes in currency exchange rates.
Third quarter interest expense and finance charges of $8.4 million decreased $1.1 million as compared with third quarter 2006, primarily due to lower outstanding debt levels, partially offset by rising global interest rates.
The Company’s provision for income taxes resulted in an effective rate of 10.9% for third quarter 2007. This effective tax rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S. , the realization of certain business tax credits including R&D and foreign tax credits, favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and Medicare prescription drug benefit, and tax account adjustments, primarily due to a change in the statutory tax rate in Germany. If the effect of the tax account adjustments is not taken into account, the Company’s 2007 effective tax rate associated with its on-going business operations was 27.0%. The Company’s full-year 2006 effective tax rate associated with its on-going business operations was 26.0%.
Net earnings were $83.2 million for third quarter 2007, or $1.41 per diluted share, an increase of $0.73 per diluted share over the previous year’s third quarter. The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings per diluted share:

Three months ended September 30,	2007	2006
Non-recurring or non-comparable items:
Adjustments to tax accounts	$0.28	$—
Restructuring expense	—	(0.15)
Net gain from divestitures	—	0.06

Total impact to earnings per share — diluted:	$0.28	($0.09)

Nine months ended September 30, 2007 vs. Nine months ended September 30, 2006
Consolidated net sales for the nine months ended September 30, 2007 totaled $3,955.7 million, a 16.9% increase over the nine months ended September 30, 2006. This increase occurred while light-vehicle production was up 4% worldwide and down 2% in North America from the previous year’s first nine months. Light-vehicle production increased 7% in Asia-Pacific and 5% in Europe. The net sales increase included the effect of stronger foreign currencies, primarily the Euro, of approximately $171 million. Turbochargers, timing chain systems, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia-Pacific. Without the currency impact, the increase in net sales would have been 11.9% due to strong demand for the Company’s products in Europe and Asia-Pacific.

Gross profit and gross margin percentage were $692.2 million and 17.5% for the first nine months of 2007 as compared to $637.7 million and 18.8% for the first nine months of 2006. Our gross margin percentage was negatively impacted by: a warranty-related issue; higher raw material costs, including nickel, steel, copper and plastic resin; and lower vehicle production in North America. The warranty-related issue surrounded a product, built during a 15-month period in 2004 and 2005, that is no longer in production. This resulted in a pre-tax charge of approximately $14 million. Raw material costs, net of recoveries, increased approximately $54 million as compared to the first nine months of 2006, of which nickel was the single largest contributor. Our focused cost reduction programs in our operations partially offset these higher raw material costs.
Selling, general and administrative (“SG&A”) costs for the first nine months of 2007 increased $25.4 million to $396.0 million from $370.6 million, but decreased as a percentage of net sales to 10.0% from 11.0%. The increase in SG&A is primarily due to higher R&D costs and incentive compensation, partially offset by cost reduction initiatives. R&D costs increased $16.6 million to $156.7 million from $140.1 million as compared to the first nine months of 2006. The increase is primarily driven by our continued investment in a number of cross-business R&D programs, as well as other key programs, all of which are necessary for short and long-term growth. As a percentage of sales, R&D costs decreased to 4.0% from 4.1% in the first nine months of 2006.
Other income of $(5.6) million for the first nine months of 2007 is comprised primarily of interest income. Other income of $(6.8) million for the first nine months of 2006 is comprised primarily of the realization of an additional $4.9 million gain from a previous divestiture.
Equity in affiliates’ earnings of $27.9 million increased $1.6 million as compared to the first nine months of 2006 due to increased sales and improved operating performance at our joint ventures, which offset unfavorable changes in currency exchange rates.
Interest expense and finance charges for the first nine months of 2007 were $26.6 million compared with $28.8 million in the first nine months of 2006, primarily due to reduced debt levels, partially offset by rising global interest rates.
The Company’s provision for income taxes resulted in an effective rate of 21.7% for the first nine months of 2007. This effective tax rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S. , the realization of certain business tax credits including R&D and foreign tax credits, favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and Medicare prescription drug benefit, and tax account adjustments, primarily due to a change in the statutory tax rate in Germany. If the effect of the tax account adjustments is not taken into account, the Company’s 2007 effective tax rate associated with its on-going business operations was 27.0%. The Company’s full-year 2006 effective tax rate associated with its on-going business operations was 26.0%.
Net earnings for the first nine months of 2007 were $217.3 million, or $3.69 per diluted share, an increase of $0.74 per diluted share over the previous year’s first nine months. The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings per diluted share:

Nine months ended September 30,	2007	2006
Non-recurring or non-comparable items:
Adjustments to tax accounts	$0.28	$—
Restructuring expense	—	(0.15)
Net gain from divestitures	—	0.06

Total impact to earnings per share — diluted:	$0.28	($0.09)

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
The following tables present net sales and Segment EBIT by segment for the three and nine months ended September 30, 2007 and 2006.
Net Sales by Operating Segment
(millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Engine	$933.9	$736.4	$2,783.4	$2,314.3
Drivetrain	387.2	330.1	1,196.9	1,093.4
Inter-segment eliminations	(7.5)	(6.7)	(24.6)	(24.0)

Net sales	$1,313.6	$1,059.8	$3,955.7	$3,383.7

Segment Earnings Before Interest and Income Taxes
(millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Engine	$100.9	$76.1	$294.5	$267.8
Drivetrain	26.8	13.2	87.8	64.5

Segment earnings before interest and income taxes (“Segment EBIT”)	127.7	89.3	382.3	332.3
Corporate, including equity in affiliates’ earnings and stock-based compensation	19.5	9.4	52.6	32.1

Consolidated earnings before interest and taxes (“EBIT”)	108.2	79.9	329.7	300.2
Restructuring expense	—	11.5	—	11.5
Interest expense and finance charges	8.4	9.5	26.6	28.8

Earnings before income taxes and minority interest	99.8	58.9	303.1	259.9
Provision for income taxes	10.9	13.9	65.8	70.2
Minority interest, net of tax	5.7	5.8	20.0	19.0

Net earnings	$83.2	$39.2	$217.3	$170.7

Three months ended September 30, 2007 vs. Three months ended September 30, 2006
The Engine segment net sales increased $197.5 million, or 26.8%, and Segment EBIT increased $24.8 million, or 32.6%, from third quarter 2006. Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 20.3%. The Engine segment continued to benefit from European and Asian automaker demand for turbochargers, timing systems and emissions products. In North America, higher turbocharger sales offset lower sales of other Engine segment products, which were lower primarily due to lower domestic vehicle production. The Segment EBIT margin was negatively impacted by sharply higher commodity costs, primarily nickel.
The Drivetrain segment net sales increased $57.1 million, or 17.3%, and Segment EBIT increased $13.6 million, or 103.0%, from third quarter 2006. Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 13.8%. The sales increase was driven by growth outside of North America including higher sales of DualTronic® transmission modules and torque transfer products.
Nine months ended September 30, 2007 vs. Nine months ended September 30, 2006
The Engine segment net sales increased $469.1 million, or 20.3%, and Segment EBIT increased $26.7 million, or 10.0%, from the first nine months of 2006. Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 14.4%. The Engine segment continued to benefit from European and Asian automaker demand for turbochargers, timing systems and emissions products. In North America, higher turbocharger sales offset lower sales of other Engine segment products, which were lower primarily due to lower domestic vehicle production. The Segment EBIT margin was negatively impacted by the approximate $14 million warranty-related charge recognized in first quarter 2007 and by sharply higher commodity costs, primarily nickel.
The Drivetrain segment net sales increased $103.5 million, or 9.5%, and Segment EBIT increased $23.3 million, or 36.1%, from the first nine months of 2006. Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 6.2%. The sales increase was driven by growth outside of North America including higher sales of DualTronic® transmission modules and torque transfer products.
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

To take advantage of these trends, the Company is establishing a technical center in China, a turbo charger production facility to be located in Poland and a drivetrain production facility to be located in Mexico.
FINANCIAL CONDITION AND LIQUIDITY
Net cash provided by operating activities increased $95.4 million to $366.1 million for the first nine months of 2007 from $270.7 million in the first nine months of 2006. Capital spending, including tooling outlays, was $194.6 million in the first nine months of 2007, compared with $191.9 million in 2006. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business, and for cost reductions and productivity improvements. The Company expects to spend approximately $325 million on capital and tooling expenditures in 2007, but this expectation is subject to ongoing review based on market conditions.
As of September 30, 2007, debt decreased from year-end 2006 by $119.6 million, cash increased by $14.1 million and marketable securities decreased by $20.2 million. Our debt to capital ratio was 20.3% at the end of the third quarter versus 26.1% at the end of 2006. The Company paid dividends to BorgWarner stockholders of $29.6 million and $27.5 million in the first nine months of 2007 and 2006, respectively. The Company repurchased 449,000 shares of its common stock for $37.8 million in the first nine months of 2007.
The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both September 30, 2007 and 2006, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the nine-month periods ended September 30, 2007 and 2006, total cash proceeds from sales of accounts receivable were $450 million. The Company paid servicing fees related to these receivables for the three and nine months ended September 30, 2007 and 2006 of $0.8 million and $0.7 million and $2.2 million and $2.0 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009. At September 30, 2007 and December 31, 2006, there were no borrowings outstanding under the facility. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at September 30, 2007 and expects to be compliant in future periods. The Company had outstanding letters of credit of $22.0 million at June 30, 2007 and $27.0 million at December 31, 2006. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
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
Environmental
The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 34 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.
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
Based on information available to the Company (which in most cases, includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; estimated legal fees; and other factors), the Company has established an accrual for indicated environmental liabilities with a balance at September 30, 2007 of $16.2 million. Excluding the Crystal Springs site discussed below for which $5.5 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the $16.2 million accrued environmental liability over the next three to five years.
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
Conditional Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 17 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.0 million as of September 30, 2007 and December 31, 2006.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of September 30, 2007, the Company had approximately 42,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 32,000 are pending in just three jurisdictions, where significant tort reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first nine months of 2007, of the approximately 3,800 claims resolved, only 155 (4.1%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2006, of the approximately 27,000 claims resolved, only 169 (0.6%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $24.6 million in defense and indemnity in advance of insurers’ reimbursement and has received $7.1 million in cash from insurers. The outstanding balance of $17.5 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2006, insurers owed $11.7 million in association with these claims.
At September 30, 2007, the Company has an estimated liability of $40.7 million for future claims resolutions, with a related asset of $40.7 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2006, the comparable value of the insurance receivable and accrued liability was $39.9 million.
The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	September 30,	December 31,
(millions)	2007	2006
Assets:
Prepayments and other current assets	$20.9	$23.3
Other non-current assets	19.8	16.6

Total insurance receivable	$40.7	$39.9

Liabilities:
Accounts payable and accrued expenses	$20.9	$23.3
Other non-current liabilities	19.8	16.6

Total accrued liability	$40.7	$39.9

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
Recent Development
On October 19, 2007, the Company announced a $0.17 per share dividend to be paid on November 15, 2007 to stockholders of record on November 1, 2007.
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
Item 2. Repurchases of Equity Securities
The Company’s Board of Directors previously authorized the purchase of up to 2.4 million shares (adjusted for the Company’s 2004 two-for-one stock split) of the Company’s common stock. As of September 30, 2007, the Company has repurchased 1,882,860 shares.
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
The following table provides information about Company purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2007, at a total cost of $21.5 million:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of Shares
	(a) Total Number of		Purchased as Part of	(or Units) that May
	Shares (or Units)	(b) Average Price Paid	Publicly Announced	Yet be Purchased
Period	Purchased	per Share (or Unit)	Plans or Programs	Under the Plans or Programs
Month Ended July 31, 2007	25,000	$87.56	25,000	744,840
Month Ended August 31, 2007	132,700	84.06	132,700	612,140
Month Ended September 30, 2007	95,000	85.54	95,000	517,140

Total	252,700	$84.96	252,700	517,140

NOTE: All purchases were made on the open market.

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BorgWarner Inc. (Registrant)
By	/s/ Jeffrey L. Obermayer
(Signature)
Jeffrey L. Obermayer Vice President and Controller (Principal Accounting Officer)

Date: October 25, 2007