Form 10-K
period 2007-12-31
BORGWARNER INC
filed 2008-02-14
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
x  Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
OR
 Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
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
Securities registered Pursuant to Section 12(g) of the Act: None
______________________________________________

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes x    No 
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes          No x
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.    Yes x         No 
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer x         Accelerated filer          Non-accelerated filer 
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes          No x
     The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2007 (the last business day of the most recently completed second fiscal quarter) was approximately $5.0 billion. As of February 14, 2008, the registrant had 116,396,879 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.
Part of Form 10-K
into which
Document	incorporated

BorgWarner Inc. 2007 Summary Annual Report to Stockholders	Parts I, II and IV
BorgWarner Inc. Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

BORGWARNER INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2007
INDEX
Item
Number		Page

PART I
1.	Business	4
1A.	R Risk Factors	14
1B.	Unresolved Staff Comments	17
2.	Properties	17
3.	Legal Proceedings	18
4.	Submission of Matters to a Vote of Security Holders	19
PART II
5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
6.	Selected Financial Data	20
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
7A.	Quantitative and Qualitative Disclosure About Market Risk	21
8.	Financial Statements and Supplementary Data	21
9.	C Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21
9A.	Controls and Procedures	24
9B.	Other Information
PART III
10.	Directors, Executive Officers and Corporate Governance	24
11.	Executive Compensation	24
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
13.	Certain Relationships and Related Transactions and Director Independence	24
14.	Principal Accountant Fees and Services	24
PART IV
15.	Exhibits and Financial Statement Schedules	25
Summary Annual Report to Stockholders
Subsidiaries of the Company
Independent Registered Public Accounting Firm's Consent
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certifications

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

    BorgWarner Inc. and its consolidated subsidiaries (the “Company”) make forward-looking statements in this document that are based on management’s current expectations, estimates, and projections. Words such as "expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Our forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control. Such risks and uncertainties could cause our actual results to differ materially from those expressed, projected, or implied in or by our forward-looking statements. Such risks and uncertainties include: fluctuations in global or regional vehicle production, the continued use of outside suppliers by original equipment manufacturers, fluctuations in demand for vehicles containing our products, general economic conditions, as well as the other risks noted under “Risk Factors.” We do not undertake any obligation to update any of our forward-looking statements.

PART I

Item 1.	Business

    The Company is a Delaware corporation that was incorporated in 1987. The Company is a leading, global supplier of highly engineered automotive systems and components, primarily for powertrain applications. The Company’s products help improve vehicle performance, fuel efficiency, stability and air quality.  These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light-vehicles (passenger cars, sport-utility vehicles, vans and light-trucks). The Company’s products are also sold to other OEMs of commercial trucks, buses and agricultural and off-highway vehicles. The Company also manufactures and sells its products to certain Tier One vehicle systems suppliers and into the aftermarket for light and commercial vehicles.  The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.

Financial Information About Segments

    Incorporated herein by reference is Note 20 to the Consolidated Financial Statements in the Company’s Summary Annual Report for the year ended December 31, 2007 (the “Company’s Summary Annual Report”) filed as an exhibit to this report.

Narrative Description of Reporting Segments

    The Company reports its results under two reporting segments: Engine and Drivetrain. Net revenues by segment for the three years ended December 31, 2007, 2006 and 2005 are as follows (in millions of dollars):

	Year Ended December 31,

	2007	2006	2005

Engine	$3,761.3	$3,154.9	$2,855.4
Drivetrain	1,598.8	1,461.4	1,472.9
Inter-segment eliminations	(31.5)	(30.9)	(34.5)

Net sales	$5,328.6	$4,585.4	$4,293.8

    The sales information presented above excludes the sales by the Company’s unconsolidated joint ventures (See “Joint Ventures” section). Such sales totaled approximately $720 million in 2007, $676 million in 2006 and $635 million in 2005.

Engine

    The Engine Group develops products to manage engines for fuel efficiency, reduced emissions, and enhanced performance. Its products currently fall into the following major categories: turbochargers, chain products, emissions systems, thermal systems, diesel cold start and gasoline ignition technology and diesel cabin heaters.

    The Engine Group provides turbochargers for light-vehicle, commercial-vehicle and off-road applications for diesel and gasoline engine manufacturers in Europe, North America, South America and Asia.  The Engine Group has greatly benefited from the growth in turbocharger demand in Europe.  This growth is linked to increasing demand for diesel engines in light vehicles which typically utilize turbochargers and for turbocharged gasoline engines.  Benefits of turbochargers in both light-vehicle and commercial-vehicle applications include increased power for a given engine size, improved fuel economy and significantly reduced emissions.

    Sales of turbochargers for light-vehicles represented approximately 21%, 18%, and 16% of the Company’s total revenues for 2007, 2006 and 2005, respectively. The Company currently supplies light-vehicle turbochargers to many OEMs including Volkswagen, Renault, PSA, Daimler, Hyundai, Fiat and BMW.  The Company also supplies commercial-vehicle turbochargers to Caterpillar, John Deere, Daimler, International, Deutz and MAN.

    In 2005, the Company announced the start of production of its regulated two-stage turbocharging system known as R2S® for medium diesel truck applications.  The system provides continuously variable adaptation of the turbine and compressor side for every operating point of the engine The Company also announced it would supply turbochargers for VW/Audi’s 2.0 liter gasoline direct injection engine and for their first dual-charged 1.4 liter gasoline direct injection engine. In 2006, the Company launched a high temperature variable turbine geometry ("VTG™") for a Porsche 3.6 liter gasoline application, another R2S application for a Daimler light-truck called the Sprinter and a VTG for the Hyundai A-engine family. In 2007, the Company began supplying its R2S turbocharger technology combined with variable turbine geometry to International Engine Group’s PowerStroke 6.4-liter V8 diesel engine used in Ford’s F-Series heavy-duty pickup trucks.  Turbochargers are manufactured in facilities in Europe, North America, South America and Asia.

    The Engine Group designs and manufactures products to control emissions and improve fuel economy.  These products include electric air pumps, turbo actuators that use integrated electronics to precisely control turbocharger speed and pressure ratio, and exhaust gas recirculation valves for gasoline and diesel applications. The Engine Group also manufactures a wide variety of fluid pumps, including engine oil pumps for engine and transmission lubrication, and products for engine air intake management.  These products are provided from facilities in North America, Europe and Asia.

    The Engine Group’s chain and chain systems products include timing chain and timing drive systems, crankshaft and camshaft sprockets, tensioners, guides and snubbers, HY-VO® Front-Wheel Drive (“FWD”) transmission chain and Four-Wheel Drive (“4WD”) chain, and MORSE GEMINI® chain systems for light-vehicle and commercial-vehicle applications.

    The Company’s timing chain systems are used on Ford’s family of overhead cam engines, including the Duratech and Modular, and in-line 4 cylinder engines, as well as on Chrysler’s 2.7 liter, 3.7 liter and 4.7 liter, overhead cam engines, including the  5.7 liter and 6.1 liter Hemi applications. In addition, the Company provides timing systems to a number of Asian OEMs and their North American transplant operations, including Honda, Nissan, and Hyundai, and to several European OEMs. The Company believes that it is the world’s leading manufacturer of timing chain systems.

    The Engine Group has reached full production of its first high-volume variable cam timing (“VCT”) systems for a family of GM V6 engines. VCT is a means of precisely controlling the flow of air into and out of an engine by allowing the camshaft to be dynamically phased relative to its crankshaft. The Company’s VCT system includes Torsional Assist™ technology, which utilizes camshaft torque as its main actuation energy, instead of the conventional oil-pressure actuated approach. The VCT systems are utilized by GM’s 3.5 liter and 3.9 liter V-6 engines in the Saturn Aura, Chevrolet Impala and Pontiac G6.    HY-VO chain is used to transfer power from the engine to the drivetrain. The Company’s MORSE GEMINI chain system emits significantly less chain pitch frequency noise than conventional transmission chain systems. The chain in a transfer case distributes power between a vehicle’s front and rear output shafts which, in turn, provide torque to the front and rear wheels. The Company believes it is the world’s leading manufacturer of chain for FWD transmissions and 4WD transfer cases.  These products are provided from facilities in North America, Europe and Asia.

    The Engine Group believes it is a leading global provider of engine thermal solutions for truck, agricultural and off-highway applications.  The group designs, manufactures and markets viscous fan drives that control fans to sense and respond to multiple cooling requirements   The Engine Group also manufactures and markets polymer fans for engine cooling systems. The Company’s thermal products provide improved vehicle fuel economy and reduced engine emissions while minimizing parasitic horsepower loss. These advanced thermal systems products are provided from facilities in North America, South America, Europe and Asia. The Company has been awarded the "standard position" (the OEM-designated preferred supplier of component systems available to the end-customer) at the major global heavy truck producers.

    In 2005, the Company acquired approximately 69.4% of the outstanding shares of BERU Aktiengesellschaft (“BERU”), headquartered in Ludwigsburg, Germany. In 2007, the Company increased its ownership to approximately 82.2%. See Note 19 to the Consolidated Financial Statements in the Company’s Summary Annual Report. BERU’s operating results are included within the Company’s Engine Group segment. BERU is a leading global automotive supplier of diesel cold starting technology (glow plugs and instant starting systems); gasoline ignition technology (spark plugs and ignition coils); and electronic control units and sensor technology (tire pressure sensors, diesel cabin heaters and selected sensors). BERU is represented in Europe, Asia and North America.

 Drivetrain

    The Drivetrain Group leverages the Company’s expertise in wet friction clutches, mechanical coupling devices, and control systems, enabling efficient transmission of engine torque to the vehicle drivetrain, and management of torque distribution to the driven wheels. The Drivetrain Group’s major products are transmission components and systems, and 4WD and AWD torque management systems.

    The Drivetrain Group designs and manufactures automatic transmission components and modules in North America, Asia and Europe. The Company is a supplier to virtually every major automatic transmission manufacturer in the world for both conventional automatics and new dual-clutch transmissions.

“Shift quality” products are provided in four principal categories.  Dual-clutch transmission products include dual-clutch modules, torsional vibration dampers and mechatronic control modules.  Friction products include friction plates, transmission bands, torque converter clutches, and friction clutch modules.

One-way clutches and torsional vibration dampers are mechanical products.  The controls products line features electro-hydraulic solenoids, solenoid modules and high pressure solenoids for automated manual transmissions ("AMT"s).

The Company’s 50%-owned joint venture in Japan, NSK-Warner Kabushiki Kaisha ("NSK-Warner"), is a leading producer of friction plates and one-way clutches in Japan. NSK-Warner is also the joint venture partner with a 40% interest in the Drivetrain Group’s Korean subsidiary, BorgWarner Transmission Systems Korea, Inc.

The Company has led the globalization of today’s dual-clutch transmission technology for over ten years.  Following the development of its dual-clutch transmission technology in the 1990s, the Company established its industry-leading position in Europe in 2003 with the production launch of its award-winning DualTronic® innovations with VW/Audi.  In 2006, the Company was awarded the first dual-clutch program in China with SAIC.  In 2007, the Company announced its first North American program and launched its first dual-clutch technology application in a Japanese transmission with Nissan.

The Company has announced programs with customers that include VW, Audi, Bugatti, SAIC, Nissan, and Getrag dual-clutch transmission programs with five additional global automakers. In addition, the Company is working on over 20 programs with OEMs around the world.  BorgWarner DualTronic technology provides both better fuel-efficiency and a great driving experience, enabling a conventional, manual gearbox to function as a fully automatic transmission by eliminating the interruption that occurs when a manual transmission shifts gears.

In conventional automatic transmissions, there has been a global market trend from four and five speeds to six, seven, and even eight speed transmissions. Transmissions with more speeds improve fuel economy and vehicle performance and offer the Company growth opportunities.

In 2006 the Drivetrain Group acquired the high-pressure solenoid product lines of Eaton Corporation. Among these solenoids are those used in AMTs. AMTs are a growing niche of the entry-level city-car and light commercial-vehicle segments in Europe and some Asian markets.

           The Drivetrain Group's torque management products include rear-wheel drive (“RWD”)/all-wheel drive (“AWD”) transfer cases and systems, and front–wheel drive (“FWD”)/ all-wheel drive (“AWD”) electromagnetic couplings and systems to transfer torque within the drivetrain. The company’s focus is on electronically controlled (active) torque management devices and systems. Other torque management products include synchronizer rings and systems for application in manual, automated manual and dual clutch transmissions.

Transfer cases are installed primarily on light-trucks, sport-utility vehicles ("SUV"s), and rear-wheel drive based cross-over utility vehicles ("CUV"s) and passenger cars. A transfer case attaches to the transmission and distributes torque to the front and rear axles improving vehicle traction and stability in dynamic driving conditions. The Company pioneered the first active on-demand all-wheel drive system, Torque-on-Demand® (“TOD”) transfer case technology, revolutionizing the all-wheel drive market. On-demand systems created a completely new genre of transfer cases, focusing on accurately managing torque and allowing vehicle driveline downsizing and efficiency gains. The TOD® transfer case has become an industry standard known around the world. Over five million TOD® transfer cases have been manufactured by the Company and used in vehicles produced by Ford, Isuzu, KIA, GM and SAIC (Ssangyong).  The latest product evolution within the TOD® transfer case family is the ITM® transfer case launched in 2007 on the all-new Cadillac CTS.

Sales of rear-wheel drive based transfer cases and components represented approximately 9%, 10% and 12% of the Company’s total revenues for 2007, 2006 and 2005, respectively.  The Company supplies the majority of the transfer cases used by Ford, including those installed in the Ford Explorer, the Ford Expedition, the Ford F-150, Ranger pick-up trucks, the Mercury Mountaineer and the Lincoln Navigator. The Company also supplies transfer cases to a number of General Motors applications including the Hummer H2 and H3; the Cadillac Escalade, CTS, STS and SRX; and the GMC Yukon Denali. The Company began supplying transfer cases for the Audi Q7 in 2005 and to Great Wall Motor Company Limited, a leading light-truck and SUV manufacturer in China, in 2006. The Company also supplies transfer cases to several other Asia-based OEMs.

The Company is actively involved in the FWD, AWD market with the i-Trac™ series products developed for FWD based CUVs, SUVs, and passenger cars. The i-Trac series’ electromagnetic couplings use electronically controlled clutches to distribute power to the rear wheels instantaneously as traction is required. The Company has produced over 1 million i-Trac series products under the brand names of ITM I™ and T-Trac™ for vehicles produced by Hyundai, KIA, and Honda. A derivative of this electronically controlled clutch incorporating a third friction element, known as ITM 3e™, went into production on the 2006 Porsche 911 Turbo, Hyundai Santa Fe, Chrysler Pacifica, and all-new Dodge Journey.  NexTrac™ is the latest product innovation in the i-Trac™ series. It is an active on-demand all-wheel drive system that produces outstanding stability and traction while promoting better fuel economy through a more compact, lighter, and efficient package. In 2007, the Company was selected by Chery Automobile Company, in China, as the driveline system integrator for a new all-wheel drive SUV, which will feature the Company’s patented NexTrac technology along with the Company’s control systems. As a driveline integrator, the Company will specify system requirements and coordinate design and execution to provide a competitive edge in the marketplace.  Additional applications of NexTrac will launch in early 2008 on a top five CUV program with an Asian car manufacturer.

    The Company’s drivetrain products are manufactured in North America, Europe and Asia.

Joint Ventures

    As of December 31, 2007, the Company had 12 joint ventures in which it had a less-than-100% ownership interest. Results from the seven ventures in which the Company is the majority owner are consolidated as part of the Company’s results. Results from the five ventures in which the Company’s effective ownership interest is 50% or less, were reported by the Company using the equity method of accounting.

    Management of the unconsolidated joint ventures is shared with the Company’s respective joint venture partners. Certain information concerning the Company’s joint ventures is set forth below:

Joint Venture	Products	Year Organized	Percentage Owned by the Company (a)		Location of Operation	Joint Venture Partner	Fiscal 2007 Sales ($ in millions) (b)

Unconsolidated:
NSK-Warner K.K.	Transmission components	1964	50%		Japan	Nippon Seiko K.K.	$552.1
Turbo Energy Limited(c)	Turbochargers	1987	32.6%		India	Sundaram Finance Limited; Brakes India Limited	$117.6
Impco-BERU Technologies B.V.	Alternative Drive Systems and equipment for gas engines	1999	49%		Netherlands	Impco Technologies Inc.	$27.6

BERU Diesel Start Systems Pvt. Ltd.	Glow Plugs	1996	49%		India	Jayant Dave	$3.8
BERU-Eichenauer GmbH	Sub-systems for diesel cabin heaters	2000	50%		Germany	Fritz Eichenauer GmbH & Co. KG	$18.9

Consolidated:
BorgWarner Transmission Systems Korea, Inc.	Transmission components	1987	60	%(d)	Korea	NSK-Warner K.K.	$140.1
Divgi-Warner Pvt. Ltd.	Transfer cases and automatic locking hubs	1995	60%		India	Divgi Metalwares, Ltd.	$20.0
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans, fan drives	1999	70%		China	Ningbo Shenglong Group Co., Ltd.	$22.9
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Automotive Industry Corporation	$28.9
BorgWarner Morse TEC Murugappa Pvt. Ltd	Chain products and engine timing system components	2002	74%	India	TI Diamond Chain Ltd.	$6.5

SeohanWarner TurboSystems Ltd.	Turbochargers	2003	71%	Korea	Korea Flange Company	$47.5
BERU Korea Co. Ltd.	Ignition coils and pumps	2001	51%	Korea	Mr. K.B. Mo and Mr. D.H. Kim	$38.6

(a)	The Company owns 82.2% of the outstanding shares of BERU. For the joint ventures in which BERU is a party, the percentage of ownership for each joint venture reflects BERU’s ownership percentage.

(b)
All sales figures are for the year ended December 31, 2007, except for NSK-Warner and Turbo Energy Limited. NSK-Warner’s sales are reported for the 12 months ended November 30, 2007. Turbo Energy Limited’s sales are reported for the 12 months ended September 30, 2007.

(c)	The Company made purchases from Turbo Energy Limited totaling $25.3 million, $25.1 million and $18.7 million for the years ended December 31, 2007, 2006, and 2005, respectively.

(d)
BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea, Inc. This gives the Company an additional indirect effective ownership percentage of 20%. This results in a total effective ownership interest of 80%.

Financial Information About Geographic Areas

    See Note 20 to the Consolidated Financial Statements in the Company’s Summary Annual Report for financial information about geographic areas, which is incorporated herein by reference.

    Approximately 66% of the Company’s consolidated sales for 2007 was outside the United States, including exports. However, a portion of such sales was to OEMs headquartered outside the United States that produce vehicles that are, in turn, exported to the United States.

Customers

    Approximately 73% of the Company’s total sales in 2007 was for light-vehicle applications, with the remaining 27% of the Company’s sales to a diversified group of commercial truck, bus, construction and agricultural vehicle manufacturers, and to distributors of aftermarket replacement parts.

    For the most recent three-year period, the Company’s worldwide sales to the following customers were approximately as follows:

Customer	2007	2006	2005

Volkswagen	15%	13%	13%
Ford	12%	13%	16%
Daimler	6%	11%	12%

    Daimler divested Chrysler in 2007.   No other single customer accounted for more than 10% of our consolidated sales in any year of the periods presented.

    The Company’s automotive products are generally sold directly to OEMs substantially pursuant to negotiated annual contracts, long-term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon the production schedules of the OEMs. The Company typically ships its products directly from its plants to the OEMs.

Sales and Marketing

    Each of the Company’s business units within its two reporting segments has its own sales function. Account executives for each of our business units are assigned to serve specific OEM customers for one or more of a business unit’s products. Our account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business.  Because of their close relationship with OEMs, account executives are able to identify and meet customers’ needs based upon their knowledge of our customer’s needs and our products and design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities and serve as a key interface with the customers.

    In addition, the sales and marketing employees of our Engine segment and Drivetrain segment often work together to explore cross-development opportunities for the business units. The development of DualTronic, the Company’s wet-clutch and control-system technology for a new-concept automated transmission, is an example of a successful collaboration.

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

    The following table presents the Company's gross and net expenditures on R&D activities:

millions of dollars Year Ended December 31,	2007	2006	2005
Gross R&D expenditures	$246.7	$219.5	$194.3
Customer reimbursements	(35.9)	(31.8)	(33.3)
Net R&D expenditures	$210.8	$187.7	$161.0

    The Company's net R&D expenditures are included in the selling, general, and administrative expenses of the Consolidated Statements of Operations.  Customer reimbursements are netted against gross R&D expenditures upon billing of services performed.  The Company has contracts with several customers at the Company's various R&D locations.  No such contract exceeded $6.0 million in any of the years presented.

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

Competition

    The Company’s operating segments compete worldwide with a number of other manufacturers and distributors which produce and sell similar products. Many of these competitors are larger and have greater resources than the Company. Price, quality, delivery, technological innovation, application engineering development and program launch support are the primary elements of competition.

    The Company’s major competitors by product type follow:

Product Type: Engine	Name of Competitor

Turbochargers:	Honeywell Mitsubishi Heavy Industries (MHI) IHI
Chains:	Tsubaki Group Iwis Schaeffler Group
Emissions products:	Pierburg Valeo Bosch
Thermal products:	Behr Horton/Sachs Usui
Diesel cold start technology:	Bosch NGK

Product Type: Drivetrain	Name of Competitor

Torque transfer products:	Magna JTEKT GKN
Transmission products:	Dynax Schaeffler Group Bosch Denso

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

Employees

    As of December 31, 2007, the Company and its consolidated subsidiaries had approximately 17,700 salaried and hourly employees (as compared with approximately 17,400 employees at December 31, 2006), of which approximately 6,700 were U.S. employees.  Approximately 25% of the Company’s U.S. workforce is unionized. The hourly employees at certain of our international facilities are also unionized. The Company believes its present relations with employees to be satisfactory.

    Our two most significant domestic collective bargaining agreements are for our Muncie, Indiana plant and our Ithaca and Cortland, New York  facilities. The Muncie agreement expires in April 2009.  Workers at the New York facilities elected a new union in December 2007.  It is expected that both parties will bargain in good faith beginning in the first quarter of 2008.  It is our expectation that an agreement will be reached, though no assurances can be given.

Raw Materials

    Continuing a trend which began in 2004, several raw materials used in the Company’s products hit record pricing levels in 2007, including steel, copper, resins, nickel and certain alloying elements. This was due to a host of supply and demand factors.

    Despite these challenges, the Company used a variety of tactics in order to limit the impact of inflationary prices and supply shortages. The Company formed a global procurement organization to accelerate: cost reductions, purchases from lower cost regions, risk mitigation efforts, and collaborative buying activities. In addition, the Company used long-term contracts, cost sharing arrangements, design changes, customer buy programs, and hedging instruments to help control costs. The Company intends to use similar measures in 2008 and beyond.  See Note 10 to the Consolidated Financial Statements in the Company’s Summary Annual Report.

    For 2008, the Company believes that its supplies of raw materials and energy are adequate and available from multiple sources to support its manufacturing requirements. Manufacturing operations for each of the Company’s operating segments are dependent upon natural gas, fuel oil, and electricity.

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

    Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at December 31, 2007 of $14.5 million.  Excluding the Crystal Springs site discussed below for which $4.9 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company's results of operations, cash flows or financial condition.  The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

    In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities then unknown to the Company relating to certain operations of Kuhlman Electric that  pre-date the Company's 1999 acquisition of Kuhlman Electric.  During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant.  The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, historical contamination at the plant and surrounding area.  Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage.  In 2005, the Company and other defendants entered into settlements that resolved approximately 99% of the then known personal injury and property damage claims relating to the alleged environmental contamination.  Those settlements involved payments by the Company of $28.5 million in the second half of 2005 and $15.7 million in the first quarter of 2006, in exchange for, among other things, the dismissal with prejudice of these lawsuits.

    In December 2007, a lawsuit was filed against Kuhlman Electric and others, including the Company, on behalf of approximately 209 plaintiffs, alleging personal injury relating to alleged environmental contamination.  Given the early stage of the litigation, the Company cannot make any prediction as to the outcome but its current intention is to vigorously defend against the suit.

Available Information

    Through its Internet website (www.borgwarner.com), the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed or furnished. The Company also makes the following documents available on its Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance Committee Charter; the Company’s Corporate Governance Guidelines; the Company’s Code of Ethical Conduct; and the Company’s Code of Ethics for CEO and Senior Financial Officers. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to Mary Brevard, Vice President, Investor Relations, 3850 Hamlin Road, Auburn Hills, Michigan 48326.

Executive Officers of the Registrant

    Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 14, 2008.

Name	Age	Position With Company

Timothy M. Manganello	58	Chairman and Chief Executive Officer
Robin J. Adams	54	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Angela J. D’Aversa	61	Vice President, Human Resources
John J. Gasparovic	50	Vice President, General Counsel & Secretary
Anthony D. Hensel	49	Vice President and Treasurer
Bernd W. Matthes	47	Vice President
Cynthia A. Niekamp	48	Vice President
Jeffrey L. Obermayer	52	Vice President and Controller
Alfred Weber	50	Vice President
Roger J. Wood	45	Vice President

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

    Ms. D’Aversa has been Vice President, Human Resources of the Company since October 2004. She was Acting Vice President, Human Resources from April 2004 until September 2004 and Senior Director, Management and Organization Development from April 2004 until September 2004. She was Director Management & Organization Development from January 1995 until March 2004.

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

    Mr. Hensel has been Vice President of the Company since July 2002 and Treasurer since December 2004. He was Vice President, Business Development of the Company from July 2002 until December 2004. He was Vice President, Finance of BorgWarner Morse TEC Inc. from July 1999 to June 2002.

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

    Ms. Niekamp has been Vice President of the Company and President and General Manager of TorqTransfer Systems since July 2004. She was Senior Vice President and Chief Financial Officer of Mead Westvaco Corporation ("Mead") from April 2003 until March 2004. She was Senior Vice President, Strategy & Specialty Operations of Mead from February 2002 until April 2003. She was President and General Manager of the Mead Specialty Paper Division from July 1998 until January 2002.

    Mr. Obermayer has been Vice President of the Company since December 1999 and Controller since December 2004. He was Vice President and Treasurer of the Company from December 1999 until December 2004.

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

Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors. Significant reduction in automotive or truck production would have a material adverse effect on our sales to original equipment manufacturers and our financial position, operating results and cash flows.

We are dependent on sport-utility vehicle and light-truck market segments and are affected by decreasing demand in those segments.

Some of our products, in particular four-wheel drive transfer cases, are currently used in four-wheel drive systems primarily for sport-utility vehicles and light-trucks.  Any significant reduction in production in this market segment or loss of business in this market segment could have a material adverse effect on our sales to original equipment manufacturers and our financial position, operating results and cash flows.

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

Annual price reductions to original equipment manufacturer customers appear to have become a permanent feature of our business environment. In 2007, the combination of price reductions to customers and cost increases for material, labor and overhead, totaled approximately $136 million. To maintain our profit margins, we seek price reductions from our suppliers, improve production processes to increase manufacturing efficiency, update product designs to reduce costs and develop new products, the benefits of which support stable or increased prices. Our ability to pass through increased raw material costs to our original equipment manufacturer customers is limited, with cost recovery less than 100% and often on a delayed basis. We cannot assure you that we will be able to reduce costs in an amount equal to annual price reductions and increases in raw material costs.

We are sensitive to the effects of our major customers’ labor relations.

All three of our primary North American customers, Ford, Chrysler and General Motors, have major union contracts with the United Automobile, Aerospace and Agricultural Implement Workers of America. Because of domestic original equipment manufacturers’ dependence on a single union, we are affected by labor difficulties and work stoppages at original equipment manufacturers’ facilities. Similarly, a majority of our global customers’ operations outside of North America are also represented by various unions. Any extended work stoppage could have an adverse effect on our financial position, operating results and cash flows.

Part of our labor force is unionized.

As of December 31, 2007, approximately 25% of our U.S. workforce was unionized. Our two most significant domestic collective bargaining agreements are for our Muncie, Indiana plant and our Ithaca and Cortland, New York  facilities. The Muncie agreement expires in April 2009.  Workers at the New York facilities elected a new union in December 2007.  It is expected that both parties will bargain in good faith beginning in the first quarter 2008.  It is our expectation that an agreement will be reached though no assurances can be given.  The hourly employees at certain of our international facilities are also unionized. While we believe that our relations with our employees are satisfactory, a prolonged dispute with our employees could have an adverse effect on our financial position, operating results and cash flows.

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

We believe that the overall impact of compliance with regulations and legislation protecting the environment will not have a material adverse effect on our future financial position, operating results and cash flows, but we cannot assure you that this will always be the case. Capital expenditures and expenses in 2007 attributable to compliance with environmental laws were not material.

We have contingent liabilities related to environmental, product warranties, regulatory matters, litigation and other claims.

We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws. As a result, as of December 31, 2007, we may be liable for the cost of clean-up and other remedial activities at 34 of these sites.

We work with outside experts to determine a range of potential liability for environmental sites.  The ranges for each individual site are then aggregated into a loss range for the total accrued liability.  Management's estimate of the loss range for 2007 is between $14.4 million and $25.1 million.  We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range.  Based on information available to us, we have established an accrual in our financial statements for indicated environmental liabilities, including our conditional asset retirement obligation under FIN 47, with a total balance of $15.5 million at December 31, 2007. We currently expect the substantial portion of this amount to be expended over the next three to five years.

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

Based upon information available to us, we have established an accrual in our financial statements for product warranties of $70.1 million at December 31, 2007.

We are also party to, or have an obligation to defend a party to, various legal proceedings, including those described in Note 14 to the Notes to the Consolidated Financial Statements in the Company's Summary Annual Report. Although we believe that none of these matters is likely to have a material adverse effect on our financial condition or future operating results, there can be no assurance as to the ultimate outcome of any such matter or proceeding.

Our growth strategy may prove unsuccessful.

We have a stated goal of increasing revenues and operating revenues at a rate greater than global vehicle production by increasing content per vehicle with innovative new components and through select acquisitions. We may not meet our goal because of any of the following: (a) the failure to develop new products which will be purchased by our customers; (b) technology changes rendering our products obsolete; (c) a reversal of the trend of supplying systems (which allows us to increase content per vehicle) instead of components; and (d) the failure to find suitable acquisition targets or the failure to integrate operations of acquired businesses quickly and cost effectively.

We are subject to risks related to our international operations.

We have manufacturing and technical facilities in many regions and countries, including North America, Europe, China, India, South Korea, Japan, and Brazil and sell our products worldwide. For 2007, approximately 66% of our sales were outside North America. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, and fluctuations in foreign currency exchange rates, changing economic conditions, and political instability and disputes. See Note 20 to Consolidated Financial Statements in the Company's Summary Annual Report.

We may not realize sales represented by awarded business.

We base our growth projections, in part, on commitments made by our customers. These commitments generally renew yearly during a program life cycle. If actual production orders from our customers do not approximate such commitments, it could adversely affect on our growth and financial performance.

We are impacted by the rising cost of providing pension and other post employment benefits.

    The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other post employment benefits. To partially address this impact, we announced adjustments to certain retiree medical and pension plans to be effective January 1, 2009.  See Note 11 to the Consolidated Financial Statements in the Company's Summary Annual Report.

Certain defined benefit pension plans we sponsor are currently underfunded.

We sponsor certain defined benefit pension plans worldwide that are underfunded and will require cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect.  See Note 11 to the Consolidated Financial Statements in the Company's Summary Annual Report.

Negative or unexpected tax consequences could adversely affect our results of operations.

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax accruals that could adversely affect our financial performance.

Additionally, we are subject to tax audits by governmental authorities in the U.S. and numerous non-U.S. jurisdictions.  Because the results of tax audits are inherently uncertain, negative or unexpected results from one or more such tax audits could adversely affect our financial performance.

We rely on sales to major customers.

     Our worldwide sales in 2007 to Volkswagen and Ford  constituted approximately 15% and 12%, respectively, of our 2007 consolidated sales.  Credit rating agencies rate one of these customers below investment grade.  No other single customer accounted for more than 10% of our consolidated sales in 2007.  The loss of a major customer could adversely affect our financial performance.

Economic distress of suppliers could result in disruption of our operations and have a material effect on our business.

    Some automotive parts suppliers continue to experience cost pressures and the effects of industry overcapacity.  These factors have increased pressure on the industry's supply base, as suppliers cope with higher commodity costs, lower production volumes and other challenges.  The Company receives certain of its raw materials from sole suppliers or a limited number of suppliers.  The inability of a supplier to fulfill supply requirements of the Company could adversely affect our future financial performance.

Increase in the cost of raw materials could harm our business.

We use various raw materials in our business such as nickel, aluminum, magnesium, copper, plastic resins, molybdenum and others.  The prices for these raw materials fluctuate depending on market conditions.  In recent years, we have experienced increases in freight charges and energy costs as well.  Substantial changes in these prices affect our operating costs, and to the extent they cannot be recouped through price increases to our customers, could reduce our profitability.

Item 1B. Unresolved Staff Comments

    The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2007 fiscal year and that remain unresolved.

Item 2. Properties

    As of December 31, 2007, the Company had 64 manufacturing, assembly, and technical locations worldwide. In addition to its 15 U.S. manufacturing locations, the Company has 10 locations in Germany, five locations in each of India and Korea, three locations in each of the United Kingdom, France and China, two locations in each of Japan, Mexico, Hungary, and Italy, and one location in each of Brazil, Canada, Ireland, Monaco, Spain, and Taiwan. The Company also has several sales offices, warehouses and technical centers. The Company’s worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In 2002, the Company completed construction of the BorgWarner Powertrain Technical Center (the “PTC”) in Auburn Hills, Michigan, which serves as a primary research and development facility and contains many of the administrative personnel for the Engine and Drivetrain segments. There are approximately 500 employees located at the PTC. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs. The majority of the locations are operating at normal levels based on capacity.

    The following is additional information concerning the principal manufacturing, assembly, and technical facilities operated by the Company, its subsidiaries, and affiliates.(1)

ENGINE

Americas:	Europe:	Asia:
Asheville, North Carolina	Arcore, Italy	Aoyama, Japan
Auburn Hills, Michigan	Biassano, Italy (2)	Changwon, South Korea (2)
Cadillac, Michigan	Bradford, England	Chennai, India
Campinas, Brazil	Bretten, Germany	Chennai, India
Civac-Juitepec, Mexico (2)	Chazelles, France	Chungju-City, South Korea
Cortland, New York	Diss, England	Kakkalur, India
Dixon, Illinois	Kandel, Germany (2)	Nabari City, Japan
Fletcher, North Carolina	Kirchheimbolanden, Germany	Ningbo, China
Guadalajara, Mexico	La Ferte Mace, France	Ningbo, China
Ithaca, New York	Ludwigsburg, Germany	Pune, India
Marshall, Michigan	Markdorf, Germany	Pyongtaek, South Korea (2)
Sallisaw, Oklahoma	Muggendorf, Germany	Shihung-City, South Korea
Simcoe, Ontario, Canada	Neuhaus, Germany	Tainan Shien, Taiwan
Oroszlany, Hungary
Tiszakecske, Hungary
Tralee, Ireland
Vitoria, Spain

DRIVETRAIN

Americas:	Europe:	Asia:
Auburn Hills, Michigan	Arnstadt, Germany	Beijing, China
Bellwood, Illinois	Heidelberg, Germany	Eumsung, South Korea
Frankfort, Illinois	Ketsch, Germany	Fukuroi City, Japan
Livonia, Michigan	Margam, Wales	Ningbo, China
Longview, Texas	Principality of Monaco	Ochang, South Korea (2)
Muncie, Indiana (3)	Tulle, France	Pune, India
Seneca, South Carolina		Shanghai, China
Water Valley, Mississippi		Sirsi, India

(1)	The table excludes joint ventures owned less than 50% and administrative offices in Auburn Hills, Michigan USA and Shanghai, China.

(2)	Indicates a leased facility.

(3)	Announced closure plans for 2009.

Item 3.  Legal Proceedings

    The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 14 to the Consolidated Financial Statements in the Company’s Summary Annual Report for a discussion of environmental, asbestos and other litigation, which is incorporated herein by reference.

    A declaratory judgment action was filed by a subsidiary of the Company, BorgWarner Diversified Transmission Products Inc. (“DTP”), in January 2006 in the United Stated District Court, Southern District of Indiana, Indianapolis Division, against the United Automobile, Aerospace, and Agricultural Implements Workers of America, Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP is seeking the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by amending certain retirees’ medical plans, effective March 12, 2006. DTP believes that it is within its rights to amend the plan and that it will be successful on the merits of the lawsuit, although there can be no guarantee of success in any litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to the Company’s security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 11, 2008, there were 2,546 holders of record of Common Stock.

    The Company has increased its dividend during each of the last four years.  Cash dividends declared and paid per share, adjusted for stock splits in 2004 and 2007, were as follows:

	2007	2006	2005	2004	2003
Dividend Amount	$0.34	$0.32	$0.28	$0.25	$0.18

    While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.

    High and low sales prices* (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 2006 and 2007 were:

Quarter Ended	High	Low

March 31, 2006	$30.89	$26.61
June 30, 2006	$33.74	$29.24
September 30, 2006	$32.68	$25.23
December 31, 2006	$30.79	$27.92
March 31, 2007	$39.31	$29.02
June 30, 2007	$43.43	$36.63
September 30, 2007	$48.08	$37.73
December 31, 2007	$53.00	$46.11

*All amounts have been restated, per the 2-for-1 stock split that was effected through a stock dividend on December 17, 2007.

Repurchases of Equity Securities

The Company’s Board of Directors previously authorized the purchase of up to 4.8 million shares (adjusted for the company’s 2007 two-for-one stock split) of the Company’s common stock.  As of December 31, 2007, the Company has repurchased 3,958,320 shares.

All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times the amounts to be determined by management as market conditions and the Company’s capital position warrant.  The Company may use Rule 10b5-1 plans to facilitate share repurchases.  Repurchased shares will be deemed treasury shares and may subsequently be reissued for general corporate purposes.

The following table provides information about Company purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2007, at a total cost of $9.2 million:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
				(Dollars in Thousands)
Month Ended October 31, 2007	80,000	$48.04	80,000	$954,280
Month Ended November 30, 2007	112,600	47.93	112,600	841,680
Month Ended December 31, 2007	-	-	-	841,680
Total for the quarter	192,600	$47.98	192,600	$841,680
Note: all purchases were made on the open market.

Equity Compensation Plan Information

As of December 31, 2007, the number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance were as follows:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,330,612	$27.75	2,786,978
Equity compensation plans not approved by security holders	0	0	0

Total	6,330,612	$27.75	2,786,978

Item 6.  Selected Financial Data

    See Selected Financial Data for the five years ended December 31, 2007 in Note 20 to the Consolidated Financial Statements in the Company’s Summary Report. See the material incorporated herein by reference in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The Management’s Discussion and Analysis of Financial Condition and Results of Operations pages 1 to 64 of the Company’s Summary Annual Report to Stockholders is incorporated herein by reference and made a part of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    Information with respect to interest rate risk and foreign currency exchange risk is contained in Note 10 to the Consolidated Financial Statements in the Company’s Summary Annual Report and is incorporated herein by reference. Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note 9 to the Consolidated Financial Statements in the Company’s Summary Annual Report and is incorporated herein by reference. Information with respect to the Company’s level of business outside the United States which is subject to foreign currency exchange rate market risk is contained in Note 20 to the Consolidated Financial Statements under the caption “Geographic Information” in the Company’s Summary Annual Report and is incorporated herein by reference.

 Item 8.  Financial Statements and Supplementary Data

    The Consolidated Financial Statements (including the notes thereto, except as noted below) of the Company and the Independent Registered Public Accounting Firm’s Report as set forth in the Company’s Summary Annual Report are incorporated herein by reference and made a part of this report. For a list of financial statements filed as part of this report, see Item 15, “Exhibits and Financial Statement Schedules” beginning on page 25.

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

Management’s Report on Internal Control Over Financial Reporting

    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.  The Company's management report on internal control over financial reporting is set forth on pages 25 - 26 of the Company's Summary Annual Report and is incorporated herein by this reference.

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

Deloitte and Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2007 as stated in their report below.

Changes in Internal Control

    There have been no changes in internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BorgWarner Inc.:
Auburn Hills, Michigan

    We have audited the internal control over financial reporting of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

    In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 14, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's changes in its methods of accounting in 2007 for income taxes as a result of adopting FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
February 14, 2008

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

    Information with respect to compensation of executive officers and directors of the Company under the captions “Director Compensation”, “Executive Compensation,” “Compensation Discussion and Analysis,” “Stock Options,” “Long-Term Incentives,” and “Change of Control Employment Agreements” in the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

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

    Information with respect to the fees and services of our principal accountant under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement is incorporated herein by reference and made a part of this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. The following consolidated financial statements of the Company in the Company’s Summary Annual Report are incorporated herein by reference:

2.  Financial Statement Schedules. All other financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Financial statements of 50 percent or less-owned companies accounted for under the equity method of accounting, have been omitted because the proportionate share of their profit before income taxes and total assets is less than 20 percent of consolidated amounts and investments in such companies are less than 20 percent of our total consolidated assets for all periods presented.

3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on page A-1.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By: /s/ Timothy M. Manganello
Timothy M. Manganello
Chairman and Chief Executive Officer
Date: February 14, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of February, 2008.

Signature	Title

/s/ Timothy M. Manganello Timothy M. Manganello	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Robin J. Adams Robin J. Adams	Executive Vice President, Chief Financial Officer and Chief Administrative Officer & Director (Principal Financial Officer)

/s/ Jeffrey L. Obermayer Jeffrey L. Obermayer	Vice President and Controller (Principal Accounting Officer)

/s/ Phyllis O. Bonanno Phyllis O. Bonanno	Director

/s/ David T. Brown David T. Brown	Director

/s/ Jere A. Drummond Jere A. Drummond	Director

/s/ Paul E. Glaske Paul E. Glaske	Director

/s/ Alexis P. Michas Alexis P. Michas	Director

/s/ Ernest J. Novak, Jr. Ernest J. Novak, Jr.	Director

/s/ Richard O. Schaum Richard O. Schaum	Director

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Director

EXHIBIT INDEX

Exhibit
Number		Description

*3	.1	Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
*3	.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit No. 3.1 of the Company’s Report on Form 8-K filed November 14, 2007).
*3	.3
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
Indenture, dated as of September 23, 1999, between Borg-Warner Automotive, Inc. and Chase Manhattan Trust Company, National Association, as trustee, (incorporated by reference to Exhibit No. 4.1 to the Company's Report on Form 8-K filed October 6, 1999).

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
Second Amended and Restated Receivables Loan Agreement dated as of December 6, 2004 Among BWA Receivables Corporation, as Borrower, BorgWarner Inc., as Collection Agent, ABN AMRO Bank N.V., as Agent, The Banks from Time to Time Party Hereto, and Windmill Funding Corporation (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

1

Exhibit
Number		Description

*10	.9
First Amendment dated as of April 29, 2005 to Second Amended and Restated Receivables Loan Agreement (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

*10.	10
Second Amendment Dated as of April 28, 2006 to Second Amended and Restated Receivables Loan Agreement (incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

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

*10	.16	Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
*10	.17	Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.23 of the Company’s Form 10-K for the year ended December 31, 1998).
†*10	.18	Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 22, 2000).
†*10	.19	BorgWarner Inc. 2005 Executive Incentive Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 24, 2005).
†*10	.20	Form of BorgWarner Inc. 2004 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 7, 2005).
†*10	.21
Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated February 7, 2008).

13.1
Summary Annual Report to Stockholders for the year ended December 31, 2007 with manually signed Independent Registered Public Accounting Firm’s Report. (The Annual Report, except for those portions which are expressly incorporated by reference in the Form 10-K, is furnished for the information of the Commission and is not deemed filed as part of the Form 10-K).

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

2