Form 10-Q
period 2008-03-31
BORGWARNER INC
filed 2008-05-02
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [ X ]  NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.        (Check one):

Large Accelerated Filer [ X ]   Accelerated Filer [   ]   Non-Accelerated Filer [   ]   Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]  NO [ X ]

On March 31, 2008, the registrant had 116,104,528 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash	$203.4	$188.5
Marketable securities	11.8	14.6
Receivables, net	955.1	802.4
Inventories, net	471.8	447.6
Deferred income taxes	46.8	42.8
Prepayments and other current assets	78.2	84.4
Total current assets	1,767.1	1,580.3

Property, plant & equipment, net	1,672.2	1,609.1
Investments & advances	272.0	255.1
Goodwill	1,199.8	1,168.2
Other non-current assets	376.1	345.8
Total assets	$5,287.2	$4,958.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$144.3	$63.7
Current portion of long-term debt	138.6	-
Accounts payable and accrued expenses	1,035.6	993.0
Income taxes payable	17.9	27.2
Total current liabilities	1,336.4	1,083.9

Long-term debt	446.7	572.6
Other non-current liabilities:
Retirement-related liabilities	507.9	500.4
Other	394.8	362.6
Total other non-current liabilities	902.7	863.0

Minority interest in consolidated subsidiaries	122.0	117.9

Common stock	1.2	1.2
Capital in excess of par value	951.6	943.4
Retained earnings	1,369.5	1,295.9
Accumulated other comprehensive income	213.2	127.1
Treasury stock	(56.1)	(46.5)
Total stockholders' equity	2,479.4	2,321.1
Total liabilities and stockholders' equity	$5,287.2	$4,958.5

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$1,498.9	$1,277.8
Cost of sales	1,215.4	1,061.9
Gross profit	283.5	215.9

Selling, general and administrative expenses	155.7	126.7
Other (income) expense	1.1	(0.7)
Operating income	126.7	89.9

Equity in affiliates' earnings, net of tax	(9.1)	(9.2)
Interest expense and finance charges	6.5	8.9
Earnings before income taxes and minority interest	129.3	90.2

Provision for income taxes	33.6	24.4
Minority interest, net of tax	7.0	7.4
Net earnings	$88.7	$58.4

Earnings per share - basic	$0.76	$0.50

Earnings per share - diluted	$0.75	$0.50

Weighted average shares outstanding (thousands):

Basic	116,247	115,832
Diluted	118,466	117,238

Dividends declared per share	$0.11	$0.09

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONDENSED CONSOLIDATED
 STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Three Months Ended
	March 31,
	2008	2007

OPERATING
Net earnings	$88.7	$58.4
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	66.8	60.2
Amortization of intangible assets and other	5.4	4.1
Stock option compensation expense	5.5	4.2
Deferred income tax loss (benefit)	4.0	(7.0)
Equity in affiliates' earnings, net of dividends received, minority interest and other	4.4	6.8
Net earnings adjusted for non-cash charges to operations	174.8	126.7
Changes in assets and liabilities:
Receivables	(111.2)	(45.3)
Inventories	(5.3)	(35.3)
Prepayments and other current assets	8.0	(12.2)
Accounts payable and accrued expenses	22.2	49.9
Income taxes payable	(11.4)	(0.5)
Other non-current assets and liabilities	(2.6)	(0.7)
Net cash provided by operating activities	74.5	82.6

INVESTING
Capital expenditures, including tooling outlays	(75.4)	(58.3)
Net proceeds from asset disposals	0.3	2.1
Purchases of marketable securities	-	(12.5)
Proceeds from sales of marketable securities	3.7	14.4
Net cash used in investing activities	(71.4)	(54.3)

FINANCING
Net increase (decrease) in notes payable	79.0	(39.7)
Additions to long-term debt	-	20.0
Repayments of long-term debt	(5.1)	(7.5)
Payment for purchase of treasury stock	(13.5)	-
Proceeds from stock options exercised, net of tax benefit	2.7	13.1
Dividends paid to BorgWarner stockholders	(12.8)	(9.8)
Dividends paid to minority shareholders	(8.2)	(10.9)
Net cash (used in) provided by financing activities	42.1	(34.8)
Effect of exchange rate changes on cash	(30.3)	1.3
Net increase (decrease) in cash	14.9	(5.2)
Cash at beginning of year	188.5	123.3
Cash at end of period	$203.4	$118.1

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$11.7	$11.8
Income taxes	45.3	27.4
Non-cash financing transactions:
Stock Performance Plans	1.5	2.3

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The balance sheet as of December 31, 2007 was derived from the audited financial statements as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Stock Split

On November 14, 2007, the Company’s Board of Directors approved a two-for-one stock split effected in the form of a stock dividend on its common stock.  To implement this stock split, shares of common stock were issued on December 17, 2007 to stockholders of record as of the close of business on December 6, 2007.  All prior year share and per share amounts disclosed in this document have been restated to reflect the two-for-one stock split.

(2) Research and Development

The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

(millions)
Three months ended March 31,	2008	2007
Gross R&D expenditures	$67.0	$60.5
Customer reimbursements	(9.5)	(9.6)
Net R&D expenditures	$57.5	$50.9

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

(3) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income.  The projected effective tax rate of 26.0% for 2008 differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D and foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and a Medicare prescription drug benefit.  This rate is expected to be less than the full year 2007 effective tax rate of 26.5% because the 2007 rate included: a) foreign rates which differ from those in the U.S.; b) realization of certain business tax credits including R&D and foreign tax credits; c) other permanent items, including equity in affiliates’ earnings and Medicare prescription drug benefit; d) the tax effects of other miscellaneous dispositions; e) the change of tax accrual accounts upon conclusion of certain tax audits; and f) adjustments to various tax accounts, including changes in tax laws, primarily in Europe.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $16.6 million reduction to the January 1, 2007 balance of retained earnings.  At December 31, 2007, the Company reported $71.7 million of unrecognized tax benefits; approximately $62.5 million represent the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

At March 31, 2008, the balance of gross unrecognized tax benefits is $65.6 million.  Included in the balance at March 31, 2008 are $55.9 million of tax positions that are permanent in nature and, if recognized, would reduce the effective tax rate.  The reduction in the gross unrecognized tax benefits is primarily due to a $6.6 million cash payment to the Internal Revenue Service ("IRS") to resolve agreed upon issues of the ongoing IRS examination of the Company’s 2002-2004 tax year.  The Company intends to appeal an issue related to the 2002-2004 IRS audit during 2008, which is not expected to be resolved in the next 12 months.  In addition, the Company’s federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  Any other possible change in the unrecognized tax benefits within the next 12 months cannot be reasonably estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The Company had $9.7 million accrued at December 31, 2007 for the payment of any such interest and penalties.  The Company had approximately $11.6 million for the payment of interest and penalties accrued at March 31, 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit
U.S. Federal	2001 and prior
Brazil	2002 and prior
France	2003 and prior
Germany	2002 and prior
Hungary	2004 and prior
Italy	2002 and prior
Japan	2006 and prior
South Korea	2004 and prior
United Kingdom	2004 and prior

In certain tax jurisdictions the Company may have more than one taxpayer.  The table above reflects the status of the major taxpayer in each major tax jurisdiction.

(4) Marketable Securities

As of March 31, 2008 and December 31, 2007, the Company held $11.8 million and $14.6 million, respectively, of highly liquid investments in marketable securities, primarily bank notes.  The securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. As of March 31, 2008 and December 31, 2007, $3.9 million and $7.3 million of the contractual maturities are within one to five years and $7.9 million and $7.3 million are due beyond five years, respectively.  The Company does not intend to hold these investments until maturity; rather, they are available to support current operations if needed.

(5) Sales of Receivables

The Company securitizes and sells certain receivables through third party financial institutions without recourse.  The amount sold can vary each month based on the amount of underlying receivables.  At both March 31, 2008 and December 31, 2007, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse.  During both of the three-month periods ended March 31, 2008 and 2007, total cash proceeds from sales of accounts receivable were $150 million.  The Company paid servicing fees related to these receivables for the three months ended March 31, 2008 and 2007 of $0.6 million and $0.7 million, respectively.  These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

(6) Inventories

Inventories are valued at the lower of cost or market.  The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods.  Inventories consisted of the following:

(millions)	March 31,	December 31,
	2008	2007

Raw material and supplies	$256.0	$246.7
Work in progress	107.3	99.8
Finished goods	121.8	114.6
FIFO inventories	485.1	461.1
LIFO reserve	(13.3)	(13.5)
Inventories, net	$471.8	$447.6

(7) Property, Plant & Equipment

(millions)	March 31,	December 31,
	2008	2007
Land and buildings	$634.8	$604.9
Machinery and equipment	1,882.4	1,806.1
Capital leases	2.9	1.1
Construction in progress	155.8	143.4
Total property, plant & equipment	2,675.9	2,555.5
Less accumulated depreciation	(1,096.9)	(1,037.9)
	1,579.0	1,517.6
Tooling, net of amortization	93.2	91.5
Property, plant & equipment, net	$1,672.2	$1,609.1

Interest costs capitalized during the three-month periods ended March 31, 2008 and March 31, 2007 were $1.8 million and $2.0 million, respectively.

As of March 31, 2008 and December 31, 2007, accounts payable of $33.9 million and $45.8 million, respectively, were related to property, plant and equipment purchases.

As of March 31, 2008 and December 31, 2007, specific assets of $17.8 million and $16.5 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.

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

	Three months ended
(millions)	March 31,
	2008	2007

Beginning balance	$70.1	$60.0
Provision	10.1	24.9
Payments	(6.7)	(5.6)
Currency translation	3.3	0.5
Ending balance	$76.8	$79.8

Contained within the provision recognized in the three months ended March 31, 2007 is approximately $14 million for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.

(9) Notes Payable and Long-Term Debt

Following is a summary of notes payable and long-term debt, including current portion.  The weighted average interest rate on all borrowings outstanding as of March 31, 2008 and December 31, 2007 was 4.7% and 5.4%, respectively.

(millions)	March 31, 2008		December 31, 2007
	Current	Long-Term	Current	Long-Term
Bank borrowings and other	$103.0	$6.7	$30.0	$6.0
Term loans due through 2013 (at an average rate of
4.3% in 2008 and 4.0% in 2007)	41.3	18.6	33.7	18.8
5.75% Senior Notes due 11/01/16, net of unamortized discount (a)	-	149.1	-	149.1
6.50% Senior Notes due 02/15/09, net of unamortized discount (a)	136.5	-	-	136.5
8.00% Senior Notes due 10/01/19, net of unamortized discount (a)	-	133.9	-	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	-	119.2	-	119.2
Carrying amount	280.8	427.5	63.7	563.5
Impact of derivatives on debt	2.1	19.2	-	9.1
Total notes payable and long-term debt, including current portion	$282.9	$446.7	$63.7	$572.6

(a) The Company entered into several interest rate swaps, which have the effect of converting $325.0 million of these fixed rate notes to variable rates as of March 31, 2008 and December 31, 2007. The weighted average effective interest rates for these borrowings, including the effects of outstanding swaps as noted in Note 11, were 5.0% as of March 31, 2008 and December 31, 2007, respectively.

The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009.  At March 31, 2008 and December 31, 2007 there were no borrowings outstanding under the facility.  The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company.  The Company was in compliance with all covenants at March 31, 2008 and expects to remain compliant in future periods.  The Company had outstanding letters of credit of $22.0 million at March 31, 2008 and December 31, 2007.  The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

As of March 31, 2008 and December 31, 2007, the estimated fair values of the Company’s senior unsecured notes totaled $571.6 million and $572.4 million, respectively.  The estimated fair values were $32.8 million higher at March 31, 2008 and $33.7 million higher at December 31, 2007 than their respective carrying values.  Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end.  The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

(10) Fair Value Measurements

On January 1, 2008, the Company partially adopted as required, Statement of Financial Accounting Standards No. 157 – “Fair Value Measurements” (“SFAS 157”) which expands the disclosure of fair value measurements and its impact on the Company’s financial statements.  In February 2008, the FASB issued FSP 157-2, which delayed the effective date of adoption with respect to certain non-financial assets and liabilities until 2009.  We intend to defer the adoption of SFAS 157 with respect to certain non-financial assets and liabilities as permitted.

Statement No. 157 emphasizes that fair value is a market-based measurement, not an entity specific measurement.  Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

Market approach:	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach:	Amount that would be required to replace the service capacity of an asset (replacement cost).
Income approach:	Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following table classifies the assets and liabilities measured at fair value on a recurring basis during the period ended March 31, 2008:

		Basis of Fair Value Measurements
		Quoted	Significant	Significant
		Prices in	Other	Unobservable
		Active	Observable	Inputs
	Balance at	Markets for	Inputs
	March 31,	Identical Items
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities	$11.8	$11.8	$-	$-
Interest rate swap contracts	21.3	-	21.3	-
Commodity contracts	2.6	-	2.6	-
Foreign exchange contracts	1.0	-	1.0	-
	$36.7	$11.8	$24.9	$-

Liabilities:
Commodity contracts	$14.1	$-	$14.1	$-
Foreign exchange contracts	33.7	-	33.7	-
Net investment hedge contracts	67.2	-	67.2	-
	$115.0	$-	$115.0	$-

(11) Financial Instruments

The Company’s financial instruments include cash, marketable securities, trade receivables, trade payables, and notes payable. Due to the short-term nature of these instruments, the book value approximates fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity swap contracts, and foreign currency forward contracts.  All derivative contracts are placed with counterparties that have a S&P credit rating of “A-“ or better.

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

A summary of these instruments outstanding at March 31, 2008 follows:

		Notional
		Amount
	Hedge Type	(millions)	Maturity (a)
Interest rate swaps
Fixed to floating	Fair value	$100	February 15, 2009
Fixed to floating	Fair value	$150	November 1, 2016
Fixed to floating	Fair value	$75	October 1, 2019

Cross currency swap
Floating $ to floating €	Net Investment	$100	February 15, 2009
Floating $ to floating ¥	Net Investment	$150	November 1, 2016
Floating $ to floating €	Net Investment	$75	October 1, 2019

(a) The maturity of the swaps corresponds with the maturity of the hedged item as noted in the debt summary, unless otherwise indicated.

Effectiveness for fair value and net investment hedges is assessed at the inception of the hedging relationship. If specified criteria for the assumption of effectiveness are not met at hedge inception, effectiveness is assessed quarterly. Ineffectiveness is measured quarterly and results are recognized in earnings.

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

Fair values of fixed to floating interest rate swaps are based on observable inputs, such as interest rates, yield curves, credit risks, and other external valuation methodology (Level 2 inputs under SFAS 157).  See Note 10 for further discussion of fair value measurements.  As of March 31, 2008, the fair values of the fixed to floating interest rate swaps were recorded as a current asset of $2.1 million and a non-current asset of $19.2 million, with a corresponding increase in current portion of long-term debt of $2.1 million and in long-term debt of $19.2 million.  As of December 31, 2007, the fair values of the fixed to floating interest rate swaps were recorded as a non-current asset of $9.1 million, with a corresponding increase in long-term debt of $9.1 million.  No hedge ineffectiveness was recognized in relation to fixed to floating swaps.

Fair values of cross currency swaps are based on observable inputs, such as interest rates, yield curves, credit risks, currency exchange rates and other external valuation methodology (Level 2 inputs under SFAS 157). See Note 10 for further discussion of fair value measurements.  As of March 31, 2008, the fair values of the cross currency swaps were recorded as a current liability of $23.1 million and a non-current liability of $42.4 million.  As of December 31, 2007, the fair values of the cross currency swaps were recorded as a non-current liability of $33.7 million.  Hedge ineffectiveness related to cross-currency swaps was favorable $1.5 million as of March 31, 2008 and unfavorable $1.6 million as of December 31, 2007.  As of March 31, 2008, the fair values of foreign currency forward contracts designated as a net investment hedge were recorded as a current liability of $1.7 million.  As of December 31, 2007, the fair value of foreign currency forward contracts designated as a net investment hedge was negligible.  As of March 31, 2008, the hedge ineffectiveness was negligible in relation to the forward contracts.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases.  The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases.  The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges.  As of March 31, 2008, the Company had forward and option commodity contracts with a total notional value of $51.3 million. The fair values for certain commodity derivative instruments are based on Level 2 evidence (for example, future prices reported on commodity exchanges) under SFAS 157.  See Note 10 for further discussion of fair value measurements.  As of March 31, 2008, the Company was holding commodity derivatives with positive and negative fair market values of $2.6 million and ($14.1) million, respectively, of which $2.6 million in gains and ($12.3) million in losses mature in less than one year.  To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income.  Such gains and losses will be reclassified into income as the underlying operating transactions are realized.  Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized. As of December 31, 2007, the Company had forward and option commodity contracts with a total notional value of $67.3 million.  As of December 31, 2007, the Company was holding commodity derivatives with positive and negative fair market values of $0.1 million and ($18.4) million, respectively, of which $0.1 million in gains and ($14.5) million in losses mature in less than one year.  Losses not qualifying for deferral associated with these contracts for March 31, 2008 were negligible.  At December 31, 2007, losses not qualifying for deferral were ($0.1) million.

The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit.  Most contracts mature in less than one year, however, certain long-term commitments are covered by forward currency arrangements to protect against currency risk through 2011. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency.  At March 31, 2008, contracts were outstanding to buy or sell British Pounds Sterling, Euros, Hungarian Forints, Japanese Yen, Mexican Pesos, South Korean Won, Indian Rupee and U.S. Dollars.  To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income.  Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Any gains or losses not qualifying for deferral are credited/charged to income as they are recognized.  The fair values of foreign exchange forward and option contracts are based on Level 2 evidence under SFAS 157, such as quoted exchange rates by various exchanges.  See Note 10 for further discussion of fair value measurements. As of March 31, 2008, the Company was holding foreign exchange derivatives with a positive market value of $1.0 million, of which $0.9 million matures in less than one year. Derivative contracts with negative value amounted to ($33.7) million, of which ($17.3) million matures in less than one year. As of December 31, 2007, the Company was holding foreign exchange derivatives with a positive market value of $1.9 million, all maturing in less than one year.  Derivatives contracts with negative value amounted to ($9.9) million, of which ($5.9) million matures in less than one year.  As of March 31, 2008 and December 31, 2007, there were no gains or losses which did not qualify for deferral.

(12) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees. The other post employment benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to the Company’s defined benefit pension plans for 2008 range from $10 to $20 million, of which $2.8 million has been contributed through the first three months of the year.

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

The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations, are as follows:

					Other post
(millions)	Pension benefits				employment
Three months ended March 31,	2008		2007		benefits
	US	Non-US	US	Non-US	2008	2007
Components of net periodic benefit cost:
Service cost	$0.5	$2.4	$0.5	$3.0	$0.6	$1.6
Interest cost	5.1	4.8	4.4	4.0	5.8	7.5
Expected return on plan assets	(7.1)	(3.5)	(7.4)	(3.1)	-	-
Amortization of unrecognized
prior service cost (benefit)	-	-	-	-	(5.3)	(4.0)
Amortization of unrecognized loss	0.5	-	0.5	0.4	2.7	3.8
Net periodic benefit cost (benefit)	$(1.0)	$3.7	$(2.0)	$4.3	$3.8	$8.9

(13) Stock-Based Compensation

Under the Company's 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant.  The options vest over periods up to three years and have a term of ten years from date of grant.  As of December 31, 2003, there were no options available for future grants under the 1993 plan.  The 1993 plan expired at the end of 2003 and was replaced by the Company's 2004 Stock Incentive Plan, which was amended at the Company’s 2006 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the plan.  Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant was 10,000,000, of which approximately 1,541,000 shares are available for future issuance.  As of March 31, 2008, there were a total of 6,176,342 outstanding options under the 1993 and 2004 Stock Incentive Plans.

Stock option compensation expense reduced income before income taxes and net earnings by $3.6 million and $2.6 million ($0.02 per basic and diluted share) and by $4.2 million and $3.1 million ($0.03 per basic and diluted share) for the three months ended March 31, 2008 and 2007, respectively. Stock option compensation expense affected both operating activities ($5.5 million and $4.2 million non-cash charge backs) and financing activities ($1.0 million and $1.1 million tax benefits) of the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007, respectively.

Total unrecognized compensation cost related to nonvested stock options at March 31, 2008 is approximately $17.3 million.  This cost is expected to be recognized over the next 1.8 years. On a weighted average basis, this cost is expected to be recognized over 0.8 years.

A summary of the plans’ shares under option as of and for the three months ended March 31, 2008 is as follows:
			Weighted
	Shares		Average	Aggregate
	Under	Weighted-	Remaining	Intrinsic
	Option	average	Contractual	Value
	(thousands)	exercise price	Life (in years)	(in millions)

Outstanding at December 31, 2007	6,331	$27.75
Granted	-	-
Exercised	(96)	23.15
Forfeited	(59)	32.53
Outstanding at March 31, 2008	6,176	$27.78	7.4	$94.2

Options exerciseable at March 31, 2008	2,205	$20.95	5.8	$48.7

In calculating earnings per share, earnings are the same for the basic and diluted calculations.  Shares increased for diluted earnings per share by 2,219,000 and 1,406,000 for the three months ended March 31, 2008 and 2007, respectively, due to the effects of stock options and shares issued and issuable under the 1993 Plan and 2004 Stock Incentive Plan.

The fair value for options granted in February 2007 was $10.52 per option. The fair value at date of grant was estimated using the Black-Scholes options pricing model with the following assumptions:
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

At its November 2007 meeting, our Compensation Committee decided that restricted common stock would be awarded in place of stock options for the 2008 long-term incentive award grants to employees. These restricted shares for employees vest fifty percent after two years and the remainder after three years from the date of grant. The Company also grants restricted common stock to its non-employee directors.  For non-employee directors restricted shares vest ratably on the anniversary of the date of the grant over a period of three years.  The market value of the Company’s restricted common stock at the date of grant determines the value of the restricted common stock.  In February 2008, 390,873 restricted shares were granted to employees under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in stockholders’ equity, and is amortized as compensation expense over the restriction periods.  The Company recognized compensation expense related to restricted common stock of $2.0 million and $0.1 million at March 31, 2008 and 2007, respectively.

A summary of the status of the Company’s nonvested restricted stock as of and for the three months ended March 31, 2008 is as follows:

	Shares
	Subject to	Weighted
	Restriction	Average
	(thousands)	Price
Nonvested at December 31, 2007	27.5	$31.95
Granted	390.9	46.34
Vested	-	-
Nonvested at March 31, 2008	418.4	$45.39

(14) Comprehensive Income

The amounts presented as changes in accumulated other comprehensive income, net of related taxes, are added to (deducted from) net earnings resulting in comprehensive income.  The following table summarizes the components of comprehensive income on an after-tax basis for the three-month periods ended March 31, 2008 and 2007.

	Three months ended
	March 31,
(millions)	2008	2007
Foreign currency translation adjustments, net	$118.9	$19.0
Market value change in hedge instruments, net	(32.9)	1.2
Unrealized (loss) gain on available-for-sale securities, net	0.1	(0.2)
Change in accumulated other comprehensive income	86.1	20.0
Net earnings as reported	88.7	58.4
Total comprehensive income	$174.8	$78.4

(15) Contingencies

In the normal course of business the Company and its subsidiaries are parties to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks.  It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be.  The Company’s environmental and product liability contingencies are discussed separately below.  The Company’s management does not expect that the results in any of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at March 31, 2008 of $12.0 million.  Excluding the Crystal Springs site discussed below for which $3.1 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.  The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company’s 1999 acquisition of Kuhlman Electric.  During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant.  The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, historical contamination at the plant and surrounding area.  Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage.  In 2005, the Company and other defendants entered into settlements that resolved approximately 99% of the then known personal injury and property damage claims relating to the alleged environmental contamination.  Those settlements involved payments by the Company of $28.5 million in the second half of 2005 and $15.7 million in the first quarter of 2006, in exchange for, among other things, dismissal with prejudice of these lawsuits.

In December 2007, a lawsuit was filed against Kuhlman Electric and others, including the Company, on behalf of approximately 209 plaintiffs, alleging personal injury relating to the alleged environmental contamination.  Given the early stage of the litigation, the Company cannot make any predictions as to the outcome, but its current intent is to vigorously defend against the suit.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished.  The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition).  Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition.  The Company currently has 17 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.0 million as of March 31, 2008 and December 31, 2007.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions.  Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm.  As of March 31, 2008, the Company had approximately 37,000 pending asbestos-related product liability claims.  Of these outstanding claims, approximately 27,000 are pending in just three jurisdictions, where significant tort reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers.  In the first quarter 2008, of the approximately 5,100 claims resolved, only 49 (1.0%) resulted in any payment being made to a claimant by or on behalf of the Company.  In 2007, of the approximately 4,400 claims resolved, only 194 (4.4%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement.  In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage.  Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement.  To date, the Company has paid $31.7 million in defense and indemnity in advance of insurers’ reimbursement and has received $11.5 million in cash from insurers. The outstanding balance of $20.2 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2007, insurers owed $20.6 million in association with these claims.

At March 31, 2008, the Company has an estimated liability of $38.5 million for future claims resolutions, with a related asset of $38.5 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2007, the comparable value of the insurance receivable and accrued liability was $39.6 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	March 31,	December 31,
(millions)	2008	2007
Assets:
Prepayments and other current assets	$22.0	$20.1
Other non-current assets	16.5	19.5
Total insurance receivable	$38.5	$39.6

Liabilities:
Accounts payable and accrued expenses	$22.0	$20.1
Other non-current liabilities	16.5	19.5
Total accrued liability	$38.5	$39.6

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

(16) Leases and Commitments

The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities.  The guarantees extend through the maturity of the underlying lease, which is in September 2009.  In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $10.0 million.  The Company has accrued $4.1 million as a loss on this guarantee, which is expected to be paid in 2009.

(17) Restructuring

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

The table below summarizes accrual activity for employee related costs related to the Company’s previously announced restructuring actions for the three months ended March 31, 2008 (in millions):

Employee
Related Costs
Balance at December 31, 2007	$9.1
Cash payments	-
Balance at March 31, 2008	$9.1

Future cash payments for these restructuring activities are expected to be complete by the end of 2009.

(18) Reporting Segments

The Company’s business is comprised of two reporting segments: Engine and Drivetrain.  These reporting segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.

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

The following tables present net sales, segment EBIT and total assets for the Company’s reporting segments.

Net Sales by Reporting Segment	Three months ended
(millions)	March 31,
	2008	2007
Engine	$1,098.1	$894.1
Drivetrain	409.8	392.0
Inter-segment eliminations	(9.0)	(8.3)
Net sales	$1,498.9	$1,277.8

Segment Earnings Before Interest and Income Taxes
(millions)
	Three months ended
	March 31,
	2008	2007
Engine	$137.9	$85.3
Drivetrain	18.3	27.7
Segment earnings before interest and income taxes ("Segment EBIT")	156.2	113.0
Corporate, including equity in affiliates' earnings and stock-based compensation	(20.4)	(13.9)
Consolidated earnings before interest and taxes ("EBIT")	135.8	99.1
Interest expense and finance charges	6.5	8.9
Earnings before income taxes and minority interest	129.3	90.2
Provision for income taxes	33.6	24.4
Minority interest, net of tax	7.0	7.4
Net earnings	$88.7	$58.4

Total Assets
(millions)
	March 31,	December 31,
	2008	2007
Engine	$3,561.0	$3,357.9
Drivetrain	1,359.4	1,294.2
Total	4,920.4	4,652.1
Corporate, including equity in affiliates (a)	366.8	306.4
Total assets	$5,287.2	$4,958.5
(a) Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, deferred income taxes and investments & advances.

(19) New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  FAS 157 is effective for the Company beginning with its quarter ending March 31, 2008.  See Note 10 to the Consolidated Financial Statements for more information regarding the implementation of FAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”).  FAS 159 allows entities to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis.  The stated objective of FAS 159 is to improve financial reporting by giving entities the opportunity to elect to measure certain financial assets and liabilities at fair value in order to mitigate earnings volatility caused when related assets and liabilities are measured differently.  FAS 159 is effective for the Company beginning with its quarter ending March 31, 2008.  The Company chose to not make the election to adopt.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”).  FAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  FAS 141(R) is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”).  FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations.  FAS 160 is effective for the Company beginning with its quarter ending March 31, 2009.  The adoption of FAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161,  Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”).  FAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for the Company beginning with its quarter ending March 31, 2009.

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

The Company’s products fall into two reporting segments:  Engine and Drivetrain.  The Engine segment’s products include turbochargers, timing chain systems, air management, emissions systems, thermal systems, as well as diesel and gas ignition systems.  The Drivetrain segment’s products are all-wheel drive transfer cases, torque management systems, and components and systems for automated transmissions.

Stock Split

On November 14, 2007, the Company’s Board of Directors approved a two-for-one stock split effected in the form of a stock dividend on its common stock.  To implement this stock split, shares of common stock were issued on December 17, 2007 to stockholders of record as of the close of business on December 6, 2007.  All prior year share and per share amounts disclosed in this document have been restated to reflect the two-for-one stock split.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Consolidated net sales for the first quarter ended March 31, 2008 totaled $1,498.9 million, a 17.3% increase over the first quarter of 2007.  This increase occurred while light-vehicle production was up 2% worldwide and down 8% in North America from the previous year’s quarter.  Light-vehicle production increased approximately 8% in Asia and was flat in Europe.  The net sales increase included the effect of stronger foreign currencies, primarily the Euro, of approximately $115 million.  Turbochargers, timing chain systems, ignition systems and automatic transmission components and systems are the products most affected by currency fluctuations in Europe and Asia.  Without the currency impact, the increase in net sales would have been 8.3% due to strong demand for the Company’s products in Europe and Asia.

Gross profit and gross margin were $283.5 million and 18.9% for first quarter 2008 as compared to $215.9 million and 16.9% for first quarter 2007.  The gross margin percentage increase is due to favorable product mix, offset by higher raw material costs including steel, copper, aluminum and plastic resin; and lower vehicle production in North America.  Gross margin for the three months ended March 31, 2007 contained a charge for approximately $14 million, for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.

First quarter selling, general and administrative (“SG&A”) costs increased $29.0 million to $155.7 million from $126.7 million, and increased as a percentage of net sales to 10.4% from 9.9%.  R&D costs, which are included in SG&A expenses, increased $6.6 million to $57.5 million from $50.9 million as compared to the first quarter of 2007.  The increase is primarily driven by our continued investment in a number of cross-business R&D programs, as well as other key programs, all of which are necessary for short and long-term growth. As a percentage of sales, R&D costs decreased to 3.8% from 4.0% in the first quarter of 2007.

Other expense of $1.1 million for the first quarter of 2008 is comprised primarily of the realization of a loss on the sale of a product line, offset by interest income.  Other income of ($0.7) million for the first quarter of 2007 is comprised primarily of interest income.

Equity in affiliates’ earnings of $9.1 million for the first quarter of 2008 is comparable to $9.2 million for the first quarter of 2007.

First quarter interest expense and finance charges of $6.5 million decreased $2.4 million as compared to the first quarter of 2007, primarily due to the March 31, 2008 measurement of the ineffectiveness of a cross currency interest rate swap.

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income.  The projected effective tax rate of 26.0% for 2008 differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D and foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and a Medicare prescription drug benefit.  This rate is expected to be less than the full year 2007 effective tax rate of 26.5% because the 2007 rate included: a) foreign rates which differ from those in the U.S.; b) realization of certain business tax credits including R&D and foreign tax credits; c) other permanent items, including equity in affiliates’ earnings and Medicare prescription drug benefit; d) the tax effects of other miscellaneous dispositions; e) the change of tax accrual accounts upon conclusion of certain tax audits; and f) adjustments to various tax accounts, including changes in tax laws, primarily in Europe.

First quarter minority interest of $7.0 million decreased $0.4 million as compared to the first quarter of 2007, primarily due to the fourth quarter 2007 acquisition of an additional 12.8% of the outstanding shares of BERU.

Net earnings were $88.7 million for the first quarter, or $0.75 per diluted share, an increase of $0.25 per diluted share over the previous year’s first quarter.  Excluding the $0.06 per diluted share impact of stronger foreign currencies, primarily the Euro, net earnings were $0.69 per diluted share, an increase of $0.19 per diluted share over the previous year’s first quarter.  The previous year’s first quarter was negatively impacted by a warranty-related charge of $0.085 per diluted share.

Reporting Segments

The Company’s business is comprised of two reporting segments: Engine and Drivetrain.  These reporting segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.

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

The following tables present net sales and segment EBIT by reporting segment for the three months ended March 31, 2008 and 2007.

Net Sales by Reporting Segment
(millions)
	Three months ended
	March 31,
	2008	2007
Engine	$1,098.1	$894.1
Drivetrain	409.8	392.0
Inter-segment eliminations	(9.0)	(8.3)
Net sales	$1,498.9	$1,277.8

Segment Earnings Before Interest and Income Taxes
(millions)
	Three months ended
	March 31,
	2008	2007
Engine	$137.9	$85.3
Drivetrain	18.3	27.7
Segment earnings before interest and income taxes ("Segment EBIT")	156.2	113.0
Corporate, including equity in affiliates' earnings and stock-based compensation	(20.4)	(13.9)
Consolidated earnings before interest and taxes ("EBIT")	135.8	99.1
Interest expense and finance charges	6.5	8.9
Earnings before income taxes and minority interest	129.3	90.2
Provision for income taxes	33.6	24.4
Minority interest, net of tax	7.0	7.4
Net earnings	$88.7	$58.4

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

The Engine segment net sales increased $204.0 million, or 22.8%, and segment EBIT increased $52.6 million, or 61.7%, from first quarter 2007.  Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 12.1%.  The Engine segment continued to benefit from European and Asian automaker demand for turbochargers, timing systems and emissions products, and European demand for diesel engine ignition systems. In North America, higher turbocharger sales offset lower sales of other Engine segment products, which were lower primarily due to lower domestic vehicle production.  The segment EBIT margin was negatively impacted in 2007 by approximately $14 million for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.

The Drivetrain segment net sales increased $17.8 million, or 4.5%, and segment EBIT decreased $9.4 million, or 33.9%, from first quarter 2007.  Excluding the impact of stronger foreign currencies, primarily the Euro, sales decreased 0.3%.  In the quarter, sales were impacted by growth outside of North America including higher sales of DualTronicTM transmission modules. The Drivetrain segment’s EBIT decreased due to the combined effect of start-up cost pressures and lower North American production of light trucks and sport-utility vehicles equipped with its torque transfer products.

Outlook for the Remainder of 2008

Our overall outlook for 2008 remains positive, as we expect our sales to grow in excess of a projected moderate global vehicle production growth rate.  Our outlook for global vehicle production by region is for a decline in North America, a moderate decrease in Europe, and solid growth in Asia.  While expecting only moderate overall growth in global vehicle production, we expect to benefit from strong European and Asian automaker demand for our engine products, including turbochargers, timing systems, ignition systems and emissions products.  Growing demand for our drivetrain products outside of North America, including increased sales of dual-clutch transmission products, is also a positive trend for the Company.  The impact of non-U.S. currencies, which are difficult to predict, is currently planned to be negligible in 2008.  The impact of raw materials, including nickel, steel, copper, aluminum and plastic resin, is expected to continue to pressure gross profit.  Assuming no major departures from these assumptions, we expect continued long-term sales and net earnings growth.

The Company maintains a positive long-term outlook for its business and is committed to new product development and strategic capital investments to enhance its product leadership strategy.  The trends that we believe are driving our longer-term growth are expected to continue, including the growth of gasoline direct-injected and diesel engines worldwide, the increased adoption of automatic transmissions in Europe and Asia, the popularity of cross-over vehicles in North America and the move to chain engine timing systems in both Europe and Asia.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities decreased $8.1 million to $74.5 million for the first three months of 2008 from $82.6 million in the first three months of 2007.  The decline reflects working capital investments to support significantly higher sales in the first three months of 2008 as compared to the first three months of 2007.  Capital spending, including tooling outlays, was $75.4 million in the first three months of 2008, compared with $58.3 million in 2007.  Selective capital spending remains an area of focus for the Company, both in order to support our book of new business, and for cost reductions and productivity improvements.  The Company expects to spend approximately $400 million on capital and tooling expenditures in 2008, but this expectation is subject to ongoing review based on market conditions.

As of March 31, 2008, debt increased from year-end 2007 by $93.3 million, cash increased by $14.9 million and marketable securities decreased by $2.8 million.  Our debt to capital ratio was 21.9% at the end of the first quarter versus 20.7% at the end of 2007. The Company paid dividends to BorgWarner stockholders of $12.8 million and $9.8 million in the first three months of 2008 and 2007, respectively.  The Company repurchased 316,800 shares of its common stock for $13.5 million in the first three months of 2008.

The Company securitizes and sells certain receivables through third party financial institutions without recourse.  The amount sold can vary each month based on the amount of underlying receivables.  At both March 31, 2008 and December 31, 2007, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse.  During both of the three-month periods ended March 31, 2008 and 2007, total cash proceeds from sales of accounts receivable were $150 million.  The Company paid servicing fees related to these receivables for the three months ended March 31, 2008 and

2007 of $0.6 million and $0.7 million, respectively.  These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009.  At March 31, 2008 and December 31, 2007 there were no borrowings outstanding under the facility.  The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company.  The Company was in compliance with all covenants at March 31, 2008 and expects to remain compliant in future periods.  The Company had outstanding letters of credit of $22.0 million at March 31, 2008 and December 31, 2007.  The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

From a credit quality perspective, we have an investment grade credit rating of A- from Standard & Poor’s and Baa1 from Moody’s, upgraded from Baa2 on February 11, 2008.  The outlook from both agencies is stable.

The Company believes that the combination of cash balances, cash flow from operations, available credit facilities and $750 million available under a universal shelf registration statement filed with the Securities and Exchange Commission on March 4, 2008, under which a variety of debt and equity instruments could be issued, will be sufficient to satisfy its cash needs for the current level of operations and planned operations for the remainder of 2008.  The Company expects that net cash provided by operating activities will be approximately $550 million in 2008.

OTHER MATTERS

Contingencies

In the normal course of business the Company and its subsidiaries are parties to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks.  It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be.  The Company’s environmental and product liability contingencies are discussed separately below.  The Company’s management does not expect that the results in any of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at March 31, 2008 of $12.0 million.  Excluding the Crystal Springs site discussed below for which $3.1 million has been accrued, the Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these other individual sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.  The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain  operations of Kuhlman Electric that pre-date the Company’s 1999 acquisition of Kuhlman Electric.  During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant.  The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, historical contamination at the plant and surrounding area.  Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage.  In 2005, the Company and other defendants entered into settlements that resolved approximately 99% of the then known personal injury and property damage claims relating to the alleged environmental contamination.  Those settlements involved payments by the Company of $28.5 million in the second half of 2005 and $15.7 million in the first quarter of 2006, in exchange for, among other things, dismissal with prejudice of these lawsuits.

In December 2007, a lawsuit was filed against Kuhlman Electric and others, including the Company, on behalf of approximately 209 plaintiffs, alleging personal injury relating to the alleged environmental contamination.  Give the early stage of the litigation, the Company cannot make any predictions as to the outcome, but its current intent is to vigorously defend against the suit.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished.  The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition).  Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition.  The Company currently has 17 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.0 million as of March 31, 2008 and December 31, 2007.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions.  Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm.  As of March 31, 2008, the Company had approximately 37,000 pending asbestos-related product liability claims.  Of these outstanding claims, approximately 27,000 are pending in just three jurisdictions, where significant tort reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers.  In the first quarter 2008, of the approximately 5,100 claims resolved, only 49 (1.0%) resulted in any payment being made to a claimant by or on behalf of the Company.  In 2007, of the approximately 4,400 claims resolved, only 194 (4.4%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement.  In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage.  Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement.  To date, the Company has paid $31.7 million in defense and indemnity in advance of insurers’ reimbursement and has received $11.5 million in cash from insurers. The outstanding balance of $20.2 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2007, insurers owed $20.6 million in association with these claims.

At March 31, 2008, the Company has an estimated liability of $38.5 million for future claims resolutions, with a related asset of $38.5 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2007, the comparable value of the insurance receivable and accrued liability was $39.6 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	March 31,	December 31,
(millions)	2008	2007
Assets:
Prepayments and other current assets	$22.0	$20.1
Other non-current assets	16.5	19.5
Total insurance receivable	$38.5	$39.6

Liabilities:
Accounts payable and accrued expenses	$22.0	$20.1
Other non-current liabilities	16.5	19.5
Total accrued liability	$38.5	$39.6

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  FAS 157 is effective for the Company beginning with its quarter ending March 31, 2008.  See Note 10 to the Consolidated Financial Statements for

more information regarding the implementation of FAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”).  FAS 159 allows entities to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis.  The stated objective of FAS 159 is to improve financial reporting by giving entities the opportunity to elect to measure certain financial assets and liabilities at fair value in order to mitigate earnings volatility caused when related assets and liabilities are measured differently.  FAS 159 is effective for the Company beginning with its quarter ending March 31, 2008.  The Company chose to not make the election to adopt.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”).  FAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  FAS 141(R) is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”).  FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  FAS 160 is effective for the Company beginning with its quarter ending March 31, 2009.  The adoption of FAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161,  Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”).  FAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for the Company beginning with its quarter ending March 31, 2009.

Recent Development

On April 18, 2008, the Company announced a $0.11 per share dividend to be paid on May 15, 2008 to stockholders of record on May 1, 2008.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management’s current outlook, expectations, estimates and projections. Words such as “outlook”, "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.  Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing our products, changes in general economic conditions, and other risks detailed in our filings with the Securities and Exchange Commission, including the Risk Factors, identified in the Form 10-K for the fiscal year ended December 31, 2007.  We do not undertake any obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that the information required to be disclosed in the reports it files with the Securities and Exchange Commission is collected and then processed, summarized and disclosed within the time periods specified in the rules of the Securities and Exchange Commission.  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective.  There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Repurchases and Authorization of Equity Securities)

The Company’s Board of Directors previously authorized the purchase of up to 4.8 million shares (adjusted for the Company’s 2007 two-for-one stock split) of the Company's common stock.  As of March 31, 2008, the Company had repurchased 4,275,120 shares.

At the Company’s Board of Directors meeting held April 30, 2008 the Board authorized the additional purchase of up to 5.0 million shares of the Company’s common stock.

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

The following table provides information about Company purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2008, at a total cost of $13.5 million:

ISSUER REPURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(a) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Month Ended January 31, 2008	-	$-	-	841,680
Month Ended February 29, 2008	52,500	45.49	52,500	789,180
Month Ended March 31, 2008	264,300	42.03	264,300	524,880
Total	316,800	$42.60	316,800	524,880

(a) This table does not reflect the 5.0 million shares authorized by the Company's Board of Directors on April 30, 2008.

NOTE: All purchases were made on the open market.

Item 5. Other Information

At the Annual Meeting of Stockholders held April 30, 2008, non-employee Director Brown was elected to a new three year term on the Company's Board of Directors, and was granted 5,208 shares of restricted stock as equity compensation.  Restrictions on the shares of stock will expire over the three year term, one third in each year.  To implement the equity component of a compensation increase for non-employee directors that was effective January 1, 2008, the Class I non-employee directors were each granted 626 shares of restricted stock with restrictions expiring one year from the date of grant, and the Class II non-employee directors were each granted 1,252 shares of restricted stock with restrictions expiring half after one year from the date of grant and the remainder expiring two years from the date of grant.  Non-employee director compensation is more fully described in the Company’s proxy statement filed for its 2008 Annual Meeting of Stockholders.

On December 11, 2007, BorgWarner Germany GmbH, an indirect wholly-owned subsidiary of BorgWarner Inc., informed BERU AG as well as the German regulator of the German Securities Trading Act that the percentage of voting rights in BERU AG which is held by BorgWarner Germany GmbH, exceeded 75%.  In connection with reaching the 75% voting rights threshold BorgWarner Germany GmbH requested that BERU AG join BorgWarner in the preparation of a domination and profit transfer agreement between BorgWarner Germany GmbH as controlling party and BERU AG as controlled party under the German Stock Corporation Act.

On March 17, 2008 the Supervisory Board of BERU AG approved the domination and profit transfer agreement.  The agreement will be presented to the BERU shareholders at their May 21, 2008 meeting for approval.

Item 6. Exhibits
Exhibit 3.1                 Amendment to the Restated Certificate of Incorporation of BorgWarner Inc.

Exhibit 31.1               Rule 13a-14(a)/15d-14(a) Certification of the
Principal Executive Officer

Exhibit 31.2               Rule 13a-14(a)/15d-14(a) Certification of the
Principal Financial Officer

Exhibit 32.1               Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

        BorgWarner Inc.
         (Registrant)

By: /s/ Jeffrey L. Obermayer
       (Signature)

Jeffrey L. Obermayer
Vice President and Controller
(Principal Accounting Officer)

Date: May 2, 2008