Form 10-Q
period 2008-06-30
BORGWARNER INC
filed 2008-07-31
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008
OR

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

YES [   ]  NO [ X ]

On June 30, 2008, the registrant had 116,230,266 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash	$225.9	$188.5
Marketable securities	-	14.6
Receivables, net	951.1	802.4
Inventories, net	498.3	447.6
Deferred income taxes	47.5	42.8
Prepayments and other current assets	89.3	84.4
Total current assets	1,812.1	1,580.3

Property, plant & equipment, net	1,701.8	1,609.1
Investments & advances	253.7	255.1
Goodwill	1,270.7	1,168.2
Other non-current assets	403.1	345.8
Total assets	$5,441.4	$4,958.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable	$58.1	$63.7
Current portion of long-term debt	137.7	-
Accounts payable and accrued expenses	1,120.2	993.0
Income taxes payable	32.4	27.2
Total current liabilities	1,348.4	1,083.9

Long-term debt	431.1	572.6
Other non-current liabilities:
Retirement-related liabilities	502.8	500.4
Domination and Profit Transfer Agreement obligation	181.8	-
Other	388.3	362.6
Total other non-current liabilities	1,072.9	863.0

Minority interest in consolidated subsidiaries	34.1	117.9

Common stock	1.2	1.2
Capital in excess of par value	961.1	943.4
Retained earnings	1,439.8	1,295.9
Accumulated other comprehensive income	216.9	127.1
Treasury stock	(64.1)	(46.5)
Total stockholders' equity	2,554.9	2,321.1
Total liabilities and stockholders' equity	$5,441.4	$4,958.5

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$1,516.6	$1,364.3	$3,015.5	$2,642.1
Cost of sales	1,237.8	1,116.7	2,453.2	2,178.6
Gross profit	278.8	247.6	562.3	463.5

Selling, general and administrative expenses	159.9	135.2	315.6	261.9
Other income	(2.1)	(1.2)	(1.0)	(1.9)
Operating income	121.0	113.6	247.7	203.5

Equity in affiliates' earnings, net of tax	(11.9)	(8.8)	(21.0)	(18.0)
Interest expense and finance charges	10.8	9.3	17.3	18.2
Earnings before income taxes and minority interest	122.1	113.1	251.4	203.3

Provision for income taxes	29.8	30.5	63.4	54.9
Minority interest, net of tax	4.8	6.9	11.8	14.3
Net earnings	$87.5	$75.7	$176.2	$134.1

Earnings per share - basic	$0.75	$0.65	$1.52	$1.16

Earnings per share - diluted	$0.74	$0.64	$1.49	$1.14

Weighted average shares outstanding (thousands):

Basic	116,250	116,100	116,248	115,966
Diluted	118,382	117,816	118,426	117,526

Dividends declared per share	$0.11	$0.09 *	$0.22	$0.17

* Amount has been rounded as a result of a two-for-one stock split in December 2007

        See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Six Months Ended
	June 30,
	2008	2007
OPERATING
Net earnings	$176.2	$134.1
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	135.5	117.8
Amortization of intangible assets and other	17.7	8.3
Stock option compensation expense	7.1	9.1
Deferred income taxes - benefit	(14.9)	(5.9)
Equity in affiliates' earnings, net of dividends received, minority interest and other	28.1	11.8
Net earnings adjusted for non-cash charges (credits) to operations	349.7	275.2
Changes in assets and liabilities:
Receivables	(110.0)	(90.1)
Inventories	(29.9)	(30.4)
Prepayments and other current assets	(2.8)	(4.4)
Accounts payable and accrued expenses	86.7	68.9
Income taxes payable	(7.2)	(5.2)
Other non-current assets and liabilities	(19.4)	9.4
Net cash provided by operating activities	267.1	223.4

INVESTING
Capital expenditures, including tooling outlays	(162.2)	(122.5)
Net proceeds from asset disposals	2.0	2.3
Purchases of marketable securities	-	(12.6)
Proceeds from sales of marketable securities	14.6	14.7
Net cash used in investing activities	(145.6)	(118.1)

FINANCING
Net decrease in notes payable	(7.1)	(65.9)
Additions to long-term debt	-	20.7
Repayments of long-term debt	(7.3)	(20.0)
Payment for purchase of treasury stock	(27.7)	(16.3)
Proceeds from stock options exercised, net of tax benefit	7.1	17.5
Dividends paid to BorgWarner stockholders	(25.8)	(19.7)
Dividends paid to minority shareholders	(12.0)	(15.5)
Net cash used in financing activities	(72.8)	(99.2)
Effect of exchange rate changes on cash	(11.3)	(10.9)
Net increase (decrease) in cash	37.4	(4.8)
Cash at beginning of year	188.5	123.3
Cash at end of period	$225.9	$118.5

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$22.4	$21.3
Income taxes	72.8	45.1
Non-cash investing transactions:
Domination and Profit Transfer Agreement obligation	200.3	-
Non-cash financing transactions:
Stock Performance Plans	2.6	2.3

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The balance sheet as of December 31, 2007 was derived from the audited financial statements as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

(2) Research and Development

The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions)	2008	2007	2008	2007

Gross R&D expenditures	$71.7	$65.0	$138.7	$125.5
Customer reimbursements	(13.9)	(8.3)	(23.4)	(17.9)
Net R&D expenditures	$57.8	$56.7	$115.3	$107.6

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

(3) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income.  In the first quarter of 2008, the projected global effective tax rate was estimated to be 26% for the full year of 2008.  With a projected decrease in U.S. income, the projected global effective tax rate for full year 2008 is 25%.  This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D and foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and a Medicare prescription drug benefit.  This rate is expected to be less than the full year 2007 global effective tax rate of 26.5% primarily due to the year over year projected decrease in U.S. income and changes in tax laws, primarily in Europe.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $16.6 million reduction to the January 1, 2007 balance of retained earnings.  At December 31, 2007, the Company reported $71.7 million of unrecognized tax benefits; approximately $62.5 million represent the amount that, if recognized, would affect the Company’s global effective income tax rate in future periods.

At June 30, 2008, the balance of gross unrecognized tax benefits was $66.0 million.  Included in the balance at June 30, 2008 are $56.3 million of tax positions that are permanent in nature and, if recognized, would reduce the global effective tax rate.  The reduction in the gross unrecognized tax benefits is primarily due to a $6.6 million cash payment to the Internal Revenue Service (“IRS”) to resolve agreed upon issues of the ongoing IRS examination of the Company’s 2002-2004 tax year.  The Company is appealing an issue related to the 2002-2004 IRS audit during 2008, which is not expected to be resolved in the next 12 months.  In addition, the Company’s federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.  Any other possible change in the unrecognized tax benefits within the next 12 months cannot be reasonably estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The Company had $9.7 million accrued at December 31, 2007 for the payment of any such interest and penalties.  The Company had approximately $10.9 million for the payment of interest and penalties accrued at June 30, 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit
U.S. Federal	2001 and prior
Brazil	2002 and prior
France	2006 and prior
Germany	2002 and prior
Hungary	2004 and prior
Italy	2002 and prior
Japan	2006 and prior
South Korea	2004 and prior
United Kingdom	2004 and prior

In certain tax jurisdictions the Company may have more than one taxpayer.  The table above reflects the status of the major taxpayer in each major tax jurisdiction.

(4) Marketable Securities

As of June 30, 2008 the Company had no investments in marketable securities.  At December 31, 2007, the Company held $14.6 million in marketable securities, primarily bank notes.  The securities were carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income.  As of December 31, 2007, $7.3 million of the contractual maturities were within one to five years and $7.3 million were due beyond five years.

(5) Sales of Receivables

The Company securitizes and sells certain receivables through third party financial institutions without recourse.  The amount sold can vary each month based on the amount of underlying receivables.  At both June 30, 2008 and December 31, 2007, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse.  During both of the six-month periods ended June 30, 2008 and 2007, total cash proceeds from sales of accounts receivable were $300 million.  The Company paid servicing fees related to these receivables for the three and six months ended June 30, 2008 and 2007 of $0.4 million and $0.7 million and $1.0 million and $1.4 million, respectively.  These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

(6) Inventories

Inventories are valued at the lower of cost or market.  The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods.  Inventories consisted of the following:

	June 30,	December 31,
(millions)	2008	2007

Raw material and supplies	$276.6	$246.7
Work in progress	111.6	99.8
Finished goods	126.9	114.6
FIFO inventories	515.1	461.1
LIFO reserve	(16.8)	(13.5)
Inventories, net	$498.3	$447.6

(7) Property, plant & equipment

(millions)	June 30,	December 31,
	2008	2007
Land and buildings	$647.4	$604.9
Machinery and equipment	1,929.3	1,806.1
Capital leases	3.3	1.1
Construction in progress	154.9	143.4
Total property, plant & equipment	2,734.9	2,555.5
Less accumulated depreciation	(1,130.4)	(1,037.9)
	1,604.5	1,517.6
Tooling, net of amortization	97.3	91.5
Property, plant & equipment - net	$1,701.8	$1,609.1

Interest costs capitalized during the six-month periods ended June 30, 2008 and June 30, 2007 were $5.5 million and $4.4 million, respectively.

As of June 30, 2008 and December 31, 2007, accounts payable of $31.9 million and $30.4 million, respectively, were related to property, plant and equipment purchases.

As of June 30, 2008 and December 31, 2007, specific assets of $17.8 million and $21.8 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.

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

	Six months ended
	June 30,
(millions)	2008	2007

Beginning balance	$ 70.1	$ 60.0
Provision	21.8	37.2
Payments	(16.1)	(22.5)
Currency translation	4.3	1.5
Ending balance	$ 80.1	$ 76.2

Contained within the provision recognized in the six months ended June 30, 2007 is approximately $14 million for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.

(9) Notes Payable and Long-Term Debt

Following is a summary of notes payable and long-term debt, including current portion.  The weighted average interest rate on all borrowings outstanding as of June 30, 2008 and December 31, 2007 was 5.1% and 5.4%, respectively.

(millions)	June 30, 2008		December 31, 2007
	Current	Long-Term	Current	Long-Term
Bank borrowings and other	$14.0	$6.9	$30.0	$6.0
Term loans due through 2013 (at an average rate of
4.9% in 2008 and 4.0% in 2007)	44.1	13.8	33.7	18.8
6.50% Senior Notes due 02/15/09, net of unamortized discount (a)	136.6	-	-	136.5
5.75% Senior Notes due 11/01/16, net of unamortized discount (a)	-	149.2	-	149.1
8.00% Senior Notes due 10/01/19, net of unamortized discount (a)	-	133.9	-	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	-	119.2	-	119.2
Carrying amount	194.7	423.0	63.7	563.5
Impact of derivatives on debt	1.1	8.1	-	9.1
Total notes payable and long-term debt, including current portion	$195.8	$431.1	$63.7	$572.6

(a) The Company entered into several interest rate swaps, which have the effect of converting $325.0 million of these fixed rate notes to variable rates as of June 30, 2008 and December 31, 2007. The weighted average effective interest rates for these borrowings, including the effects of outstanding swaps as noted in Note 11, were 5.0% as of June 30, 2008 and December 31, 2007, respectively.

The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009.  At June 30, 2008 and December 31, 2007 there were no borrowings outstanding under the facility.  The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company.  The Company was in compliance with all covenants at June 30, 2008 and expects to remain compliant in future periods.  The Company had outstanding letters of credit of $21.9 million at June 30, 2008 and $22.0 million at December 31, 2007.  The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

As of June 30, 2008 and December 31, 2007, the estimated fair values of the Company’s senior unsecured notes totaled $580.2 million and $572.4 million, respectively.  The estimated fair values were $41.3 million higher at June 30, 2008 and $33.7 million higher at December 31, 2007 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end.  The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

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

           Level 1:           Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

Market approach:	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach:	Amount that would be required to replace the service capacity of an asset (replacement cost).
Income approach:	Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following table classifies the assets and liabilities measured at fair value on a recurring basis during the period ended June 30, 2008:

		Basis of Fair Value Measurements
		Quoted	Significant	Significant
		Prices in	Other	Unobservable
		Active	Observable	Inputs
	Balance at	Markets for	Inputs
(millions)	June 30,	Identical Items
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Interest rate swap contracts	$9.2	$-	$9.2	$-
Commodity contracts	2.4	-	2.4	-
Foreign exchange contracts	4.7	-	4.7	-
	$16.3	$-	$16.3	$-

Liabilities:
Commodity contracts	$15.8	$-	$15.8	$-
Foreign exchange contracts	31.2	-	31.2	-
Net investment hedge contracts	57.3	-	57.3	-
	$104.3	$-	$104.3	$-

(11) Financial Instruments

The Company’s financial instruments include cash, marketable securities, trade receivables, trade payables, and notes payable. Due to the short-term nature of these instruments, the book value approximates fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity swap contracts, and foreign currency forward contracts.  All derivative contracts are placed with counterparties that have an S&P, or equivalent, credit rating of “A-“ or better.

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

A summary of these instruments outstanding at June 30, 2008 follows: (in millions)

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

Fair values of fixed to floating interest rate swaps are based on observable inputs, such as interest rates, yield curves, credit risks, and other external valuation methodology (Level 2 inputs under SFAS 157).  See Note 10 for further discussion of fair value measurements.  As of June 30, 2008, the fair values of the fixed to floating interest rate swaps were recorded as a current asset of $1.1 million and a non-current asset of $8.1 million, with a corresponding increase in current portion of long-term debt of $1.1 million and in long-term debt of $8.1 million.  As of December 31, 2007, the fair values of the fixed to floating interest rate swaps were recorded as a non-current asset of $9.1 million, with a corresponding increase in long-term debt of $9.1 million.  No hedge ineffectiveness was recognized in relation to fixed to floating swaps.

Fair values of cross currency swaps are based on observable inputs, such as interest rates, yield curves, credit risks, currency exchange rates and other external valuation methodology (Level 2 inputs under SFAS 157).  See Note 10 for further discussion of fair value measurements.  As of June 30, 2008, the fair values of the cross currency swaps were recorded as a current liability of $22.9 million and a non-current liability of $34.4 million.  As of December 31, 2007, the fair values of the cross currency swaps were recorded as a non-current liability of $33.7 million.  Hedge ineffectiveness related to cross currency swaps was unfavorable $1.7 million as of June 30, 2008 and unfavorable $1.6 million as of December 31, 2007.  As of June 30, 2008, there were no foreign currency forward contracts designated as a net investment hedge.  As of December 31, 2007, the fair value of foreign currency forward contracts designated as a net investment hedge was negligible.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases.  The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases.  The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges.  As of June 30, 2008, the Company had forward and option commodity contracts with a total notional value of $39.5 million. The fair values for certain commodity derivative instruments are based on Level 2 evidence (for example, future prices reported on commodity exchanges) under SFAS 157.  See Note 10 for further discussion of fair value measurements.  As of June 30, 2008, the Company was holding commodity derivatives with positive and negative fair market values of $2.4 million and ($15.8) million, respectively, all of which mature in less than one year.  To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income.  Such gains and losses will be reclassified into income as the underlying operating transactions are realized.  Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized. As of December 31, 2007, the Company had forward and option commodity contracts with a total notional value of $67.3 million.  As of December 31, 2007, the Company was holding commodity derivatives with positive and negative fair market values of $0.1 million and ($18.4) million, respectively, of which $0.1 million in gains and ($14.5) million in losses mature in less than one year.  Losses not qualifying for deferral associated with these contracts for June 30, 2008 were negligible.  At December 31, 2007, losses not qualifying for deferral were ($0.1) million.

The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit.  Most contracts mature in less than one year, however, certain long-term commitments are covered by forward currency arrangements to protect against currency risk through 2011. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency.  At June 30, 2008, contracts were outstanding to buy or sell British Pounds Sterling, Euros, Hungarian Forints, Indian Rupee, Japanese Yen, Mexican Pesos, South Korean Won and U.S. Dollars.  To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income.  Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Any gains or losses not qualifying for deferral are credited/charged to income as they are recognized.  The fair values of foreign exchange forward and option contracts are based on Level 2 inputs under SFAS 157, such as quoted exchange rates by various exchanges. See Note 10 for further discussion of fair value measurements.  As of June 30, 2008, the Company was holding foreign exchange derivatives with a positive market value of $4.7 million, of which $3.0 million matures in less than one year. Derivative contracts with negative value amounted to ($31.2) million, of which ($17.2) million matures in less than one year. As of December 31, 2007, the Company was holding foreign exchange derivatives with a positive market value of $1.9 million, all maturing in less than one year.  Derivatives contracts with negative value amounted to ($9.9) million, of which ($5.9) million matures in less than one year.  As of June 30, 2008 and December 31, 2007, there were no gains or losses which did not qualify for deferral.

(12) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees. The other post employment benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to the Company’s defined benefit pension plans for 2008 range from $10 to $20 million, of which $6.0 million has been contributed through the first six months of the year.

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

The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations, are as follows:

					Other post
(millions)	Pension benefits				employment
Three months ended June 30,	2008		2007		benefits
	US	Non-US	US	Non-US	2008	2007
Components of net periodic benefit cost:
Service cost	$0.5	$2.4	$0.5	$2.3	$0.7	$1.7
Interest cost	5.1	4.8	4.3	3.9	5.8	7.4
Expected return on plan assets	(7.1)	(3.4)	(7.4)	(3.1)	-	-
Amortization of unrecognized
prior service benefit	-	-	-	-	(5.4)	(3.9)
Amortization of unrecognized loss	0.5	-	0.5	0.3	2.7	3.8
Other	-	-	-	0.3	-	-
Net periodic benefit cost (benefit)	$(1.0)	$3.8	$(2.1)	$3.7	$3.8	$9.0

					Other post
(millions)	Pension benefits				employment
Six months ended June 30,	2008		2007		benefits
	US	Non-US	US	Non-US	2008	2007
Components of net periodic benefit cost:
Service cost	$1.0	$4.8	$1.0	$5.3	$1.3	$3.3
Interest cost	10.2	9.6	8.7	7.9	11.6	14.9
Expected return on plan assets	(14.2)	(6.9)	(14.8)	(6.2)	-	-
Amortization of unrecognized
prior service benefit	-	-	-	-	(10.7)	(7.9)
Amortization of unrecognized loss	1.0	-	1.0	0.7	5.4	7.6
Other	-	-	-	0.3	-	-
Net periodic benefit cost (benefit)	$(2.0)	$7.5	$(4.1)	$8.0	$7.6	$17.9

(13) Stock-Based Compensation

Under the Company's 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant.  The options vest over periods up to three years and have a term of ten years from date of grant.  As of December 31, 2003, there were no options available for future grants under the 1993 Plan.  The 1993 Plan expired at the end of 2003 and was replaced by the Company's 2004 Stock Incentive Plan, which was amended at the Company’s 2006 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the plan.  Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant was 10,000,000, of which approximately 1,550,000 shares are available for future issuance.  As of June 30, 2008, there were a total of 6,017,949 outstanding options under the 1993 and 2004 Stock Incentive Plans.

Stock option compensation expense reduced income before income taxes and net earnings for the three months ended June 30, 2008 and 2007 by $3.5 million and $2.7 million ($0.02 per basic and diluted share) and by $4.9 million and $3.6 million ($0.03 per basic and diluted share), respectively.  Stock option compensation expense reduced income before income taxes and net earnings for the six months ended June 30, 2008 and 2007 by $7.1 million and $5.3 million ($0.05 and $0.04 per basic and diluted shares, respectively) and by $9.1 million and $6.7 million ($0.06 per basic and diluted share), respectively.  Stock option compensation expense affected both operating activities ($7.1 million and $9.1 million non-cash charge backs) and financing activities ($1.8 million and $2.4 million tax benefits) of the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007, respectively.

Total unrecognized compensation cost related to nonvested stock options at June 30, 2008 is approximately $13.8 million.  This cost is expected to be recognized over the next 1.6 years.  On a weighted average basis, this cost is expected to be recognized over 0.7 years.

A summary of the plans’ shares under option as of and for the six months ended June 30, 2008 is as follows:

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise	Contractual	Value
	(thousands)	Price	Life (in years)	(in millions)

Outstanding at December 31, 2007	6,331	$27.75
Granted	-	-
Exercised	(96)	23.15
Forfeited	(59)	32.53
Outstanding at March 31, 2008	6,176	$27.78	7.4	$94.2

Granted	-	-
Exercised	(150)	23.35
Forfeited	(8)	31.29
Outstanding at June 30, 2008	6,018	$27.88	7.2	$99.3

Options exerciseable at June 30, 2008	2,060	$20.80	5.5	$48.6

In calculating earnings per share, earnings are the same for the basic and diluted calculations.  Shares increased for diluted earnings per share by 2,132,000 and 1,716,000 for the three months ended June 30,

2008 and 2007, respectively, and 2,178,000 and 1,560,000 for the six months ended June 30, 2008 and 2007, respectively, due to the effects of stock options and shares issued and issuable under the 1993 Plan and 2004 Stock Incentive Plan.

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

At its November 2007 meeting, our Compensation Committee decided that restricted common stock would be awarded in place of stock options for the 2008 long-term incentive award grants to employees.  These restricted shares for employees vest fifty percent after two years and the remainder after three years from the date of grant. The Company also grants restricted common stock to its non-employee directors.  For non-employee directors restricted shares vest ratably on the anniversary of the date of the grant over a period of three years.  The market value of the Company’s restricted common stock at the date of grant determines the value of the restricted common stock.  In February 2008, a grant of 390,873 restricted shares was awarded to employees under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in stockholders’ equity, and is amortized as compensation expense over the restriction periods.  The Company recognized compensation expense related to restricted common stock of $2.6 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively and $4.6 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

A summary of the status of the Company’s nonvested restricted stock as of and for the six months ended June 30, 2008 is as follows:

	Shares
	Subject to	Weighted
	Restriction	Average
	(thousands)	Price

Nonvested at December 31, 2007	27.5	$31.95
Granted	390.9	46.34
Vested	-	-
Nonvested at March 31, 2008	418.4	$45.39
Granted	10.2	49.55
Vested	(1.4)	38.24
Nonvested at June 30, 2008	427.2	$45.52

(14) Comprehensive Income

The amounts presented as changes in accumulated other comprehensive income, net of related taxes, are added to (deducted from) net earnings resulting in comprehensive income.  The following table summarizes the components of comprehensive income on an after-tax basis for the three and six-month periods ended June 30, 2008 and 2007.

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2008	2007	2008	2007

Foreign currency translation adjustments, net	$(5.8)	$20.3	$113.1	$39.3
Market value change in hedge instruments, net	9.6	(3.9)	(23.3)	(2.7)
Minimum pension liability adjustment, net	-	(3.5)	-	(3.5)
Unrealized (loss) gain on available-for-sale securities, net	(0.1)	0.2	-	-
Change in accumulated other comprehensive income	3.7	13.1	89.8	33.1
Net earnings as reported	87.5	75.7	176.2	134.1
Total comprehensive income	$91.2	$88.8	$266.0	$167.2

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at June 30, 2008 of $10.5 million.  The Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.  The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

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

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished.  The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition).  Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition.  The Company currently has 17 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.0 million as of June 30, 2008 and December 31, 2007.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions.  Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm.  As of June 30, 2008, the Company had approximately 37,000 pending asbestos-related product liability claims.  Of these outstanding claims, approximately 27,000 are pending in just three jurisdictions, where significant tort reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers.  In the first six months of 2008, of the approximately 5,400 claims resolved, only 97 (1.8%) resulted in any payment being made to a claimant by or on behalf of the Company.  In 2007, of the approximately 4,400 claims resolved, only 194 (4.4%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement.  In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage.  Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement.  To date, the Company has paid $36.7 million in defense and indemnity in advance of insurers’ reimbursement and has received $12.1 million in cash from insurers. The outstanding balance of $24.6 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2007, insurers owed $20.6 million in association with these claims.

At June 30, 2008, the Company has an estimated liability of $39.2 million for future claims resolutions, with a related asset of $39.2 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2007, the comparable value of the insurance receivable and accrued liability was $39.6 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	June 30,	December 31,
(millions)	2008	2007
Assets:
Prepayments and other current assets	$21.9	$20.1
Other non-current assets	17.3	19.5
Total insurance receivable	$39.2	$39.6

Liabilities:
Accounts payable and accrued expenses	$21.9	$20.1
Other non-current liabilities	17.3	19.5
Total accrued liability	$39.2	$39.6

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

The table below summarizes accrual activity for employee related costs related to the Company’s previously announced restructuring actions for the three months ended June 30, 2008 (in millions):

Employee
Related Costs
Balance at December 31, 2007	$9.1
Cash payments	-
Balance at March 31, 2008	9.1
Cash payments	(0.8)
Balance at June 30, 2008	$8.3

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

EBIT is considered a “non-GAAP financial measure.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.  EBIT is defined as earnings before interest, income taxes and minority interest.  “Earnings” is intended to mean net earnings as presented in the Condensed Consolidated Statements of Operations under GAAP.

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

The following tables present net sales, segment EBIT and total assets for the Company’s reporting segments.

Net Sales by Reporting Segment
(millions)
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Engine	$1,109.0	$955.4	$2,207.1	$1,849.5
Drivetrain	414.4	417.7	824.2	809.7
Inter-segment eliminations	(6.8)	(8.8)	(15.8)	(17.1)
Net sales	$1,516.6	$1,364.3	$3,015.5	$2,642.1

Segment Earnings Before Interest and Income Taxes
(millions)
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Engine	$126.4	$108.3	$264.3	$193.6
Drivetrain	21.8	33.3	40.1	61.0
Segment earnings before interest and income taxes ("Segment EBIT")	148.2	141.6	304.4	254.6
Corporate, including equity in affiliates' earnings and
stock-based compensation	15.3	19.2	35.7	33.1
Consolidated earnings before interest and taxes ("EBIT")	132.9	122.4	268.7	221.5
Interest expense and finance charges	10.8	9.3	17.3	18.2
Earnings before income taxes and minority interest	122.1	113.1	251.4	203.3
Provision for income taxes	29.8	30.5	63.4	54.9
Minority interest, net of tax	4.8	6.9	11.8	14.3
Net earnings	$87.5	$75.7	$176.2	$134.1

Total Assets
(millions)
			June 30,	December 31,
			2008	2007
Engine			$3,691.0	$3,357.9
Drivetrain			1,358.7	1,294.2
Total			5,049.7	4,652.1
Corporate, including equity in affiliates(a)			391.7	306.4
Total assets			$5,441.4	$4,958.5

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

(20) Recent Transaction

In the second quarter of 2008, the Company and BERU AG (“BERU”) completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU.  Under this agreement BERU is obligated to transfer 100% of its profits or losses to the Company.  Upon request of BERU minority shareholders, the Company is obligated to purchase their shares for a cash payment of €71.32 per share.  Those BERU minority shareholders who do not sell their shares are entitled to receive an annual compensatory payment (perpetual dividend) of €4.73 (gross) per share, less certain taxes, from the Company.  The total obligation associated with the DPTA is approximately €127.2 ($200.3) million, based upon the present value of the perpetual dividend and approximates the cost if all remaining shares were purchased by the Company at €71.32 per share.  The DPTA obligation is presented in the Condensed Consolidated Balance Sheet as $18.5 million in current liabilities and $181.8 million in other non-current liabilities.

In connection with the DPTA, the Company recorded the remaining 17.8% of the fair value of BERU as follows (in millions):

Elimination of Minority Interest	$86.6
Goodwill	71.2
Tangible and Intangible Assets	61.7
Liabilities	(19.2)
Domination and Profit Transfer Agreement Obligation	$200.3

The $71.2 million of goodwill represents the excess of the DPTA obligation over the fair value of assets acquired and liabilities assumed.  Goodwill is reflected in the Engine segment.

Of the total tangible and intangible fair value write up of $61.7 million, $3.3 million of in process R&D and order backlog were immediately written off in the selling, general, and administrative line and $1.8 million of beginning inventory was immediately written off in the cost of sales line in the Condensed Consolidated

Statement of Operations.  The combined pre-tax effect of both items is $5.1 million, $4.5 million net of tax or $0.04 per diluted share.

As of June 30, 2008, the portion of the acquisition related to the DPTA represents a non-cash transaction. The cost related to the annual perpetual dividend arrangement will be reflected as interest and income tax expense in the Consolidated Statement of Operations.  The annual payment of the perpetual dividend will be reflected as a financing activity and the acquisition of shares purchased by the Company will be reflected as an investing activity in the Consolidated Statement of Cash Flows.  The payment of the annual perpetual dividend is expected to occur in the second quarter of each year, beginning in 2009.

The DPTA is a binding agreement.  However, minority shareholders of BERU initiated an appraisal proceeding in the German court system that challenges the €71.32 purchase price and €4.73 annual compensatory payment (perpetual dividend). If a higher price is determined, the excess purchase price would be recorded as additional goodwill with a corresponding increase to the Company’s total DPTA obligation.

For a description of our earlier acquisition of 82.2% of BERU, see Note 19 to the Notes to Consolidated Financial Statements in our most recently filed Annual Report on Form 10-K.

(21) Subsequent Event

On July 31, we announced a restructuring of our operations to align ongoing operations with what we believe is a continuing, fundamental market shift in the U.S. auto industry.  The Company expects to reduce its North American workforce in the third quarter by approximately 1,000 people, or 16% of our North American employee base, spread across its operations in the U.S., Canada and Mexico.  Although not all aspects of the restructuring actions have been finalized, the Company currently expects to incur pretax costs estimated in the range of $10 million to $12 million in connection with the restructuring actions.  Other incremental costs, if any, resulting from the restructuring actions are under evaluation.  Benefits from the restructuring are expected to be realized in the second half of 2008.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2008 vs. Three months ended June 30, 2007

Consolidated net sales for the second quarter ended June 30, 2008 totaled $1,516.6 million, an 11.2% increase over second quarter 2007.  This increase occurred while light-vehicle production was up 2% worldwide and down 14% in North America from the previous year’s quarter.  Light-vehicle production increased 6% in Asia-Pacific and 5% in Europe.  The net sales increase included the effect of stronger foreign currencies, primarily the Euro, of approximately $125 million.  Currency fluctuations impacted all of the Company’s product lines.  Without the currency impact, the increase in global net sales was 2.0%, due to strong demand for the Company’s products in Europe and Asia-Pacific, offset by weakness in North America.

Gross profit and gross margin were $278.8 million and 18.4% for second quarter 2008 as compared to $247.6 million and 18.1% for second quarter 2007.  The gross margin percentage increase is due to favorable product mix, offset by higher raw material costs, including steel, copper, aluminum and plastic resin, and lower vehicle production in North America.  Raw material costs, net of recoveries, increased approximately $1 million as compared to the second quarter 2007, of which steel was the single largest contributor.  The Company benefited in the quarter from lower nickel prices as compared to the second quarter of 2007.

Second quarter selling, general and administrative (“SG&A”) costs increased $24.7 million to $159.9 million from $135.2 million, and increased as a percentage of net sales to 10.5% from 9.9%.  The impact of foreign exchange increased SG&A by $11.9 million.  Also, $3.3 million of amortization for the immediate write off of in process R&D and order backlog related to the Domination and Profit Transfer Agreement between the Company and BERU AG (“BERU”) was incurred in the second quarter of 2008.  R&D costs increased $1.1 million to $57.8 million from $56.7 million as compared to second quarter 2007.

Other income of $(2.1) million and $(1.2) million for second quarter 2008 and 2007, respectively, are comprised primarily of interest income.

Equity in affiliates’ earnings of $11.9 million increased $3.1 million as compared to second quarter 2007 due to increased sales and improved operating performance at our joint ventures.

Second quarter interest expense and finance charges of $10.8 million increased $1.5 million as compared with second quarter 2007, primarily due to the June 30, 2008 measurement of ineffectiveness of a cross currency interest rate swap.

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income.  In the first quarter of 2008, the projected global effective tax rate was estimated to be 26% for the full year of 2008.  With a projected decrease in U.S. income, the projected global effective tax rate for full year 2008 is 25%.  This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D and foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and a Medicare prescription drug benefit.  This rate is expected to be less than the full year 2007 global effective tax rate of 26.5% primarily due to the year over year projected decrease in U.S. income and changes in tax laws, primarily in Europe.

Net earnings were $87.5 million for the second quarter, or $0.74 per diluted share, an increase of $0.10 per diluted share over the previous year’s second quarter.   This increase included a one-time write off in process R&D and order backlog related to the Domination and Profit Transfer Agreement between the Company and BERU of $4.5 million, net of tax, or $0.04 per diluted share.

Six months ended June 30, 2008 vs. Six months ended June 30, 2007

Consolidated net sales for the six months ended June 30, 2008 totaled $3,015.5 million, a 14.1% increase over the six months ended June 30, 2007.  This increase occurred while light-vehicle production was up 3% worldwide and down 11% in North America from the previous year’s first six months.  Light-vehicle production increased 8% in Asia-Pacific and 4% in Europe.  The net sales increase included the effect of stronger foreign currencies, primarily the Euro, of approximately $241 million.  Currency fluctuations impacted all of the Company’s product lines.  Without the currency impact, the increase in global net sales would have been 5.0% due to strong demand for the Company’s products in Europe and Asia-Pacific, offset by weakness in North America.

Gross profit and gross margin were $562.3 million and 18.6% for the first six months of 2008 as compared to $463.5 million and 17.5% for the first six months of 2007.  The gross margin percentage increase is due to favorable product mix, offset by higher raw material costs, including steel, copper, aluminum, and plastic resin, and lower vehicle production in North America.  Raw material costs, net of recoveries, increased approximately $6 million as compared to the first six months of 2007, of which steel was the single largest contributor.  Our focused cost reduction programs in our operations partially offset these higher raw material costs.  Gross margin for the six months ended June 30, 2007 contained a charge for approximately $14 million, for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.

Selling, general and administrative (“SG&A”) costs for the first six months of 2008 increased $53.7 million to $315.6 million from $261.9 million, and increased as a percentage of net sales to 10.5% from 9.9%.  The impact of foreign exchange increased SG&A by $22.5 million.  Also, $3.3 million of amortization for the immediate write off of in process R&D and order backlog related to the Domination and Profit Transfer Agreement between the Company and BERU was incurred in the second quarter of 2008. R&D costs increased $7.7 million to $115.3 million from $107.6 million as compared to the first six months of 2007.

Other income of $(1.0) million for the first six months of 2008 is comprised primarily of interest income, offset by the realization of a loss on the sale of a product line.  Other income of $(1.9) million for the first six months of 2007 is comprised primarily of interest income.

Equity in affiliates’ earnings of $21.0 million increased $3.0 million as compared to the first six months of 2007 due to increased sales and improved operating performance at our joint ventures.

Interest expense and finance charges for the first six months of 2008 were $17.3 compared with $18.2 million in the first six months of 2007, primarily due to reduced debt levels.

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income.  In the first quarter of 2008, the projected global effective tax rate was estimated to be 26% for the full year of 2008.  With a projected decrease in U.S. income, the projected global effective tax rate for full year 2008 is 25%.  This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D and foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and a Medicare prescription drug benefit.  This rate is expected to be less than the full year 2007 global effective tax rate of 26.5% primarily due to the year over year projected decrease in U.S. income and changes in tax laws, primarily in Europe.

Net earnings for the first six months of 2008 were $176.2 million, or $1.49 per diluted share, an increase of $0.35 per diluted share over the previous year’s first six months.  This increase included a one-time write off in process R&D and order backlog related to the Domination and Profit Transfer Agreement between the Company and BERU of $4.5 million, net of tax, or $0.04 per diluted share.

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

The following tables present net sales, segment EBIT and total assets for the Company’s reporting segments.

Net Sales by Reporting Segment
(millions)
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Engine	$1,109.0	$955.4	$2,207.1	$1,849.5
Drivetrain	414.4	417.7	824.2	809.7
Inter-segment eliminations	(6.8)	(8.8)	(15.8)	(17.1)
Net sales	$1,516.6	$1,364.3	$3,015.5	$2,642.1

Segment Earnings Before Interest and Income Taxes
(millions)
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Engine	$126.4	$108.3	$264.3	$193.6
Drivetrain	21.8	33.3	40.1	61.0
Segment earnings before interest and income taxes ("Segment EBIT")	148.2	141.6	304.4	254.6
Corporate, including equity in affiliates' earnings and
stock-based compensation	15.3	19.2	35.7	33.1
Consolidated earnings before interest and taxes ("EBIT")	132.9	122.4	268.7	221.5
Interest expense and finance charges	10.8	9.3	17.3	18.2
Earnings before income taxes and minority interest	122.1	113.1	251.4	203.3
Provision for income taxes	29.8	30.5	63.4	54.9
Minority interest, net of tax	4.8	6.9	11.8	14.3
Net earnings	$87.5	$75.7	$176.2	$134.1

Three months ended June 30, 2008 vs. Three months ended June 30, 2007

The Engine segment net sales increased $153.6 million, or 16.1%, and Segment EBIT increased $18.1 million, or 16.7%, from second quarter 2007.  Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 4.9%.  The Engine segment continued to benefit from European and Asian automaker demand for turbochargers, timing systems and emissions products, and European demand for diesel engine ignition systems.  The segment EBIT margin was negatively impacted by higher commodity costs, primarily steel.

The Drivetrain segment net sales decreased $3.3 million, or 0.8%, and Segment EBIT decreased $11.5 million, or 34.5%, from second quarter 2007.  Excluding the impact of stronger foreign currencies, primarily the Euro, sales decreased 5.3%.  The sales decrease was driven by lower North America production of light trucks and sport-utility vehicles.  The Drivetrain segment’s EBIT decreased due to the combined effect of start-up cost pressures and lower North American production of light trucks and sport-utility vehicles equipped with its torque transfer products.

Six months ended June 30, 2008 vs. Six months ended June 30, 2007

The Engine segment net sales increased $357.6 million, or 19.3%, and Segment EBIT increased $70.7 million, or 36.5%, from the first six months of 2007.  Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 8.4%.  The Engine segment continued to benefit from European and Asian automaker demand for turbochargers, timing systems and emissions products, and European demand for diesel engine ignition systems.  The segment EBIT margin was negatively impacted by sharply higher commodity costs, primarily steel.  The segment EBIT margin was negatively impacted in 2007 by approximately $14 million for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.

The Drivetrain segment net sales increased $14.5 million, or 1.8%, and Segment EBIT decreased $20.9 million, or 34.3%, from the first six months of 2007.  Excluding the impact of stronger foreign currencies, primarily the Euro, sales decreased 2.9%.  The sales decrease was driven by lower North America production of light trucks and sport-utility vehicles.  The Drivetrain segment’s EBIT decreased due to the combined effect of start-up cost pressures and lower North American production of light trucks and sport-utility vehicles equipped with its torque transfer products.

Outlook for the remainder of 2008

Our overall outlook for 2008 remains generally positive.  We expect our sales to grow in excess of a projected moderate global vehicle production growth rate with growth in Europe and Asia expected to offset declines in North America.  The impact of raw materials, including steel, copper, aluminum and plastic resin, is expected to continue to pressure gross profit.

We remain concerned about the state of the North American automotive market.  On July 31, we announced a restructuring of our operations to align ongoing operations with what we believe is a continuing, fundamental market shift in the U.S. auto industry.  The Company expects to reduce its North American workforce in the third quarter by approximately 1,000 people, or 16% of our North American employee base, spread across its operations in the U.S., Canada and Mexico.  Although not all aspects of the restructuring actions have been finalized, the Company currently expects to incur pretax costs estimated in the range of $10 million to $12 million in connection with the restructuring actions.  Other incremental costs, if any, resulting from the restructuring actions are under evaluation.  Benefits from the restructuring are expected to be realized in the second half of 2008.

We anticipate that the European automotive market will experience a moderate slow down in the second half of 2008, but that anticipated demand for our technologies in down-sized turbocharged gas and diesel engines and more efficient dual-clutch transmissions will continue to drive our above-average growth.  In Asia, we expect to continue to benefit from regional industry growth and demand for our entire range of engine and drivetrain products.

Assuming no major departures from our assumptions, we expect continued long-term sales and net earnings growth.  The Company is committed to new product development and strategic capital investments to enhance its product leadership strategy.  We believe that the global need for improved fuel economy and reduced emissions without sacrificing vehicle performance will continue to drive our continued, longer-term growth.  Our products are key technologies used worldwide in downsized, advanced gasoline and diesel engines, and in fuel-efficient automatic transmissions, all-wheel drive systems and hybrid powertrains.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities increased $43.7 million to $267.1 million for the first six months of 2008 from $223.4 million in the first six months of 2007. The increase reflects higher earnings in the first six months of 2008 as compared to the first six months of 2007. Capital spending, including tooling outlays, was $162.2 million in the first six months of 2008, compared with $122.5 million in 2007.  Selective capital spending remains an area of focus for the Company, both in order to support our book of new business, and for cost reductions and productivity improvements.  The Company expects to spend approximately $400 million on capital and tooling expenditures in 2008, but this expectation is subject to ongoing review based on market conditions.

As of June 30, 2008, the portion of the acquisition related to the DPTA represents a non-cash transaction. Future payments related to the annual dividend arrangement will be reflected as financing activities and the acquisition of shares tendered will be reflected as investing activities in the Condensed Consolidated Statement of Cash Flows, consistent with the underlying transaction.

As of June 30, 2008, debt decreased from year-end 2007 by $9.4 million, cash increased by $37.4 million and marketable securities decreased by $14.6 million.  Our debt to capital ratio was 19.5% at the end of the second quarter versus 20.7% at the end of 2007. The Company paid dividends to BorgWarner stockholders of $25.8 million and $19.7 million in the first six months of 2008 and 2007, respectively.  The Company repurchased 618,095 shares of its common stock for $27.7 million in the first six months of 2008.

The Company securitizes and sells certain receivables through third party financial institutions without recourse.  The amount sold can vary each month based on the amount of underlying receivables.  At both June 30, 2008 and December 31, 2007, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse.  During both of the six-month periods ended June 30, 2008 and 2007, total cash proceeds from sales of accounts receivable were $300 million.  The Company paid servicing fees related to these receivables for the three and six months ended June 30, 2008 and 2007 of $0.4 million and $0.7 million and $1.0 million and $1.4 million, respectively.  These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009.  At June 30, 2008 and December 31, 2007 there were no borrowings outstanding under the facility.  The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company.  The Company was in compliance with all covenants at June 30, 2008 and expects to remain compliant in future periods.  The Company had outstanding letters of credit of $21.9 million at June 30, 2008 and $22.0 million at December 31, 2007.  The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

Recent Transaction

In the second quarter of 2008, the Company and BERU AG (“BERU”) completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU.  Under this agreement BERU is obligated to transfer 100% of its profits or losses to the Company.  Upon request of BERU minority shareholders, the Company is obligated to purchase their shares for a cash payment of €71.32 per share.  Those BERU minority shareholders who do not sell their shares are entitled to receive an annual compensatory payment (perpetual dividend) of €4.73 (gross) per share, less certain taxes, from the Company.  The total obligation associated with the DPTA is approximately €127.2 ($200.3) million, based upon the present value of the perpetual dividend and approximates the cost if all remaining shares were purchased by the Company at €71.32 per share.  The DPTA obligation is presented in the Condensed Consolidated Balance Sheet as $18.5 million in current liabilities and $181.8 million in other non-current liabilities.

In connection with the DPTA, the Company recorded the remaining 17.8% of the fair value of BERU as follows (in millions):

Elimination of Minority Interest	$86.6
Goodwill	71.2
Tangible and Intangible Assets	61.7
Liabilities	(19.2)
Domination and Profit Transfer Agreement Obligation	$200.3

The $71.2 million of goodwill represents the excess of the DPTA obligation over the fair value of assets acquired and liabilities assumed.  Goodwill is reflected in the Engine segment.

Of the total tangible and intangible fair value write up of $61.7 million, $3.3 million of in process R&D and order backlog were immediately written off in the selling, general, and administrative line and $1.8 million of beginning inventory was immediately written off in the cost of sales line in the Condensed Consolidated Statement of Operations.  The combined pre-tax effect of both items is $5.1 million, $4.5 million net of tax or $0.04 per diluted share.

As of June 30, 2008, the portion of the acquisition related to the DPTA represents a non-cash transaction. The cost related to the annual perpetual dividend arrangement will be reflected as interest and income tax expense in the Consolidated Statement of Operations.  The annual payment of the perpetual dividend will be reflected as a financing activity and the acquisition of shares purchased by the Company will be reflected as an investing activity in the Consolidated Statement of Cash Flows.  The payment of the annual perpetual dividend is expected to occur in the second quarter of each year, beginning in 2009.

The DPTA is a binding agreement.  However, minority shareholders of BERU initiated an appraisal proceeding in the German court system that challenges the €71.32 purchase price and €4.73 annual compensatory payment (perpetual dividend). If a higher price is determined, the excess purchase price would be recorded as additional goodwill with a corresponding increase to the Company’s total DPTA obligation.

For a description of our earlier acquisition of 82.2% of BERU, see Note 19 to the Notes to Consolidated Financial Statements in our most recently filed Annual Report on Form 10-K.

OTHER MATTERS

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at June 30, 2008 of $10.5 million.  The Company has accrued amounts that do not exceed $3.0 million related to any individual site and management does not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.  The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

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

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished.  The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition).  Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition.  The Company currently has 17 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.0 million as of June 30, 2008 and December 31, 2007.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions.  Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm.  As of June 30, 2008, the Company had approximately 37,000 pending asbestos-related product liability claims.  Of these outstanding claims, approximately 27,000 are pending in just three jurisdictions, where significant tort reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers.  In the first six months of 2008, of the approximately 5,400 claims resolved, only 97 (1.8%) resulted in any payment being made to a claimant by or on behalf of the Company.  In 2007, of the approximately 4,400 claims resolved, only 194 (4.4%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement.  In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage.  Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement.  To date, the Company has paid $36.7 million in defense and indemnity in advance of insurers’ reimbursement and has received $12.1 million in cash from insurers. The outstanding balance of $24.6 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2007, insurers owed $20.6 million in association with these claims.

At June 30, 2008, the Company has an estimated liability of $39.2 million for future claims resolutions, with a related asset of $39.2 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2007, the comparable value of the insurance receivable and accrued liability was $39.6 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	June 30,	December 31,
(millions)	2008	2007
Assets:
Prepayments and other current assets	$21.9	$20.1
Other non-current assets	17.3	19.5
Total insurance receivable	$39.2	$39.6

Liabilities:
Accounts payable and accrued expenses	$21.9	$20.1
Other non-current liabilities	17.3	19.5
Total accrued liability	$39.2	$39.6

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

Recent Development

On July 21, 2008, the Company announced a $0.11 per share dividend to be paid on August 15, 2008 to stockholders of record on August 1, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Repurchases and Authorization of Equity Securities)

The Company’s Board of Directors previously authorized the purchase of up to 9.8 million shares (adjusted for the Company’s 2007 two-for-one stock split) of the Company's common stock.  As of June 30, 2008, the Company had repurchased 4,576,415 shares.

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

The following table provides information about Company purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2008, at a total cost of $14.2 million:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Month Ended April 30, 2008	147,300	$45.64	147,300	5,377,580
Month Ended May 31, 2008	36,800	52.54	36,800	5,340,780
Month Ended June 30, 2008	117,195	47.63	117,195	5,223,585
Total	301,295	$47.25	301,295	5,223,585

NOTE: All purchases were made on the open market.

Item 4. Submission of Matters to a Vote of Security Holders

On April 30, 2008, the Company held its Annual Meeting of Stockholders.  The following nominees for Class III Directors were elected to three year terms on the Company’s Board of Directors: Robin J. Adams and David T. Brown.

Jere A. Drummond, Timothy M. Manganello, Ernest J. Novak, Jr., Phyllis O. Bonanno, Alexis P. Michas, Richard O. Schaum and Thomas T. Stallkamp continue to serve as directors.

At such meeting, the following votes were cast in each proposal.

Proposal 1: The election of Directors of the Company:

		Shares
Name	Shares For	Withheld
Robin J. Adams	90,393,478	5,685,934
David T. Brown	95,816,606	262,806

Proposal 2: To approve the Amendment to the Company’s Restated Certificate of Incorporation to increase the authorized common stock of the Company from 150,000,000 shares to 300,000,000 shares:
For	Against	Abstain
76,635,932	19,327,421	116,058

Proposal 3: To ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for 2008:

For	Against	Abstain
93,221,210	2,792,634	65,567

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

Item 6. Exhibits

Exhibit 10.1	Domination and Profit Transfer Agreement between BorgWarner
Germany GmbH, Ketsch and BERU Aktiengesellschaft, Ludwigsburg

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

        BorgWarner Inc.

         (Registrant)

By    /s/ Jeffrey L. Obermayer
          (Signature)

 Jeffrey L. Obermayer
 Vice President and Controller
(On Behalf of the Registrant and As Its Principal Accounting Officer)

Date: July 31, 2008