Form 10-Q
period 2008-09-30
BORGWARNER INC
filed 2008-10-29
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
YES ☑       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
On September 30, 2008, the registrant had 115,795,865 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash	$135.8	$188.5
Marketable securities	—	14.6
Receivables, net	849.1	802.4
Inventories, net	499.7	447.6
Deferred income taxes	51.9	42.8
Prepayments and other current assets	88.5	84.4

Total current assets	1,625.0	1,580.3

Property, plant & equipment, net	1,611.4	1,609.1
Investments & advances	248.6	255.1
Goodwill	1,067.7	1,168.2
Other non-current assets	333.3	345.8

Total assets	$4,886.0	$4,958.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$145.6	$63.7
Current portion of long-term debt	137.4	—
Current portion of Domination and Profit Transfer Agreement obligation	76.7	—
Accounts payable and accrued expenses	980.4	993.0
Income taxes payable	27.5	27.2

Total current liabilities	1,367.6	1,083.9

Long-term debt	431.3	572.6
Other non-current liabilities:
Retirement-related liabilities	436.8	500.4
Long-term portion of Domination and Profit Transfer Agreement obligation	47.9	—
Other	344.9	362.6

Total other non-current liabilities	829.6	863.0

Minority interest in consolidated subsidiaries	30.5	117.9

Common stock	1.2	1.2
Capital in excess of par value	970.7	943.4
Retained earnings	1,294.6	1,295.9
Accumulated other comprehensive income	40.6	127.1
Treasury stock	(80.1)	(46.5)

Total stockholders’ equity	2,227.0	2,321.1

Total liabilities and stockholders’ equity	$4,886.0	$4,958.5

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$1,316.9	$1,313.6	$4,332.4	$3,955.7
Cost of sales	1,114.6	1,084.9	3,567.8	3,263.5

Gross profit	202.3	228.7	764.6	692.2

Selling, general and administrative expenses	134.8	134.1	450.4	396.0
Restructuring expense	25.0	—	25.0	—
Goodwill impairment charge	146.8	—	146.8	—
Other income	(2.6)	(3.7)	(3.6)	(5.6)

Operating income (loss)	(101.7)	98.3	146.0	301.8

Equity in affiliates’ earnings, net of tax	(9.2)	(9.9)	(30.2)	(27.9)
Interest expense and finance charges	11.2	8.4	28.5	26.6

Earnings (loss) before income taxes and minority interest	(103.7)	99.8	147.7	303.1

Provision for income taxes	24.3	10.9	87.7	65.8
Minority interest, net of tax	2.4	5.7	14.2	20.0

Net earnings (loss)	$(130.4)	$83.2	$45.8	$217.3

Earnings (loss) per share — basic	$(1.12) *	$0.72	$0.39	$1.87

Earnings (loss) per share — diluted	$(1.12) *	$0.70	$0.39	$1.85

Weighted average shares outstanding (thousands):

Basic	115,999	115,998	116,165	115,976
Diluted	115,999 *	118,054	118,040	117,702

Dividends declared per share	$0.11	$0.09 **	$0.33	$0.26 **

*	The Company had a loss for the quarter ended September 30, 2008. As a result, diluted loss per share is the same as basic in the period, as any dilutive securities would reduce the loss per share. Therefore, diluted shares are equal to basic shares outstanding for the three months ended September 30, 2008.

**	Amount has been rounded as a result of a two-for-one stock split in December 2007.
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING
Net earnings	$45.8	$217.3
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	202.3	177.3
Amortization of intangible assets and other	21.1	12.6
Restructuring expense, net of cash paid	17.8	—
Goodwill impairment charge	146.8	—
Stock option compensation expense	12.6	12.7
Deferred income taxes — benefit	(25.2)	(27.0)
Equity in affiliates’ earnings, net of dividends received, minority interest and other	16.9	8.1

Net earnings adjusted for non-cash charges to operations	438.1	401.0
Changes in assets and liabilities:
Receivables	(81.0)	(83.9)
Inventories	(71.3)	(43.8)
Prepayments and other current assets	(5.3)	(4.7)
Accounts payable and accrued expenses	9.6	91.1
Income taxes payable	1.7	(8.2)
Other non-current assets and liabilities	(26.7)	14.6

Net cash provided by operating activities	265.1	366.1

INVESTING
Capital expenditures, including tooling outlays	(265.6)	(194.6)
Payments for businesses acquired	(58.8)	—
Net proceeds from asset disposals	4.2	7.2
Net proceeds from sale of business	5.5	—
Purchases of marketable securities	—	(12.8)
Proceeds from sales of marketable securities	14.6	36.3

Net cash used in investing activities	(300.1)	(163.9)

FINANCING
Net increase/(decrease) in notes payable	80.7	(117.0)
Additions to long-term debt	—	20.0
Repayments of long-term debt	(7.3)	(23.8)
Payment for purchase of treasury stock	(48.4)	(37.8)
Proceeds from stock options exercised, net of tax benefit	16.2	34.5
Dividends paid to BorgWarner stockholders	(38.3)	(29.6)
Dividends paid to minority shareholders	(12.9)	(16.0)

Net cash used in financing activities	(10.0)	(169.7)
Effect of exchange rate changes on cash	(7.7)	(18.4)

Net increase (decrease) in cash	(52.7)	14.1
Cash at beginning of year	188.5	123.3

Cash at end of period	$135.8	$137.4

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$33.7	$33.0
Income taxes	92.1	65.6
Non-cash investing transactions:
Domination and Profit Transfer Agreement obligation	124.6	—
Non-cash financing transactions:
Stock Performance Plans	3.8	2.3
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet as of December 31, 2007 was derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
(2) Research and Development
The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions)	2008	2007	2008	2007
Gross R&D expenditures	$78.0	$59.3	$216.7	$184.8
Customer reimbursements	(27.3)	(10.2)	(50.7)	(28.1)

Net R&D expenditures	$50.7	$49.1	$166.0	$156.7

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
(3) Income Taxes
The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. In the first quarter of 2008, the projected global effective tax rate was estimated to be 26% for the full year of 2008. With a projected decrease in U.S. income, the projected global effective tax rate for full year 2008 is 25%. The effective tax rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D and foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and a Medicare prescription drug benefit. This rate is expected to be less than the full year 2007 global effective tax rate of 26.5% primarily due to the year over year projected decrease in U.S. income and changes in tax laws, primarily in Europe.
The R&D tax credit legislation was retroactively reinstated on October 3, 2008. The full year effective tax rate will include this item in the fourth quarter. For every dollar of qualified R&D incurred and documented, a tax benefit is generated to offset taxable income dollar for dollar. The R&D must be performed in the United States and is usually driven by activities conducted through design, development, product and process engineering. An analysis is being performed to determine the impact on the effective tax rate for the year.
The Company has established a valuation allowance for foreign tax credit carryforwards of $13.5 million in the third quarter of 2008. The valuation allowance is determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s foreign tax credits from international operations have increased over recent periods, while there has been a decline in U.S. income. The combination of these two items has a direct impact on utilization of these foreign tax credits. Therefore, based on these facts and circumstances under SFAS 109, a valuation allowance of $13.5 million was established in the third quarter of 2008.
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
At September 30, 2008, the balance of gross unrecognized tax benefits was $64.7 million. Included in the balance at September 30, 2008 are $54.9 million of tax positions that are permanent in nature and, if recognized, would reduce the global effective tax rate. The reduction in the gross unrecognized tax benefits is primarily due to a first quarter 2008 $6.6 million cash payment to the Internal Revenue Service (“IRS”) to resolve agreed upon issues of the ongoing IRS examination of the Company’s 2002-2004 tax years. The Company appealed an issue related to the 2002-2004 IRS audit during 2008 and the ultimate timing and outcome of this appeal is uncertain. In addition, the Company’s federal, certain state and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Any other possible change in the unrecognized tax benefits within the next 12 months cannot be reasonably estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $9.7 million accrued at December 31, 2007 for the payment of any such interest and penalties. The Company had approximately $11.0 million for the payment of interest and penalties accrued at September 30, 2008.
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
(4) Marketable Securities
As of September 30, 2008 the Company had no investments in marketable securities. At December 31, 2007, the Company held $14.6 million in marketable securities, primarily bank notes. The securities were carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. As of December 31, 2007, $7.3 million of the contractual maturities were within one to five years and $7.3 million were due beyond five years.
(5) Sales of Receivables
The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both September 30, 2008 and December 31, 2007, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the nine-month periods ended September 30, 2008 and 2007, total cash proceeds from sales of accounts receivable were $450 million. The Company paid servicing fees related to these receivables for the three and nine months ended September 30, 2008 and 2007 of $0.4 million and $0.8 million and $1.4 million and $2.2 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

(6) Inventories
Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	September 30,	December 31,
(millions)	2008	2007
Raw material and supplies	$283.2	$246.7
Work in progress	105.4	99.8
Finished goods	129.3	114.6

FIFO inventories	517.9	461.1
LIFO reserve	(18.2)	(13.5)

Inventories, net	$499.7	$447.6

(7) Property, plant & equipment

	September 30,	December 31,
(millions)	2008	2007
Land and buildings	$609.7	$604.9
Machinery and equipment	1,838.4	1,806.1
Capital leases	1.1	1.1
Construction in progress	155.1	143.4

Total property, plant & equipment	2,604.3	2,555.5
Less accumulated depreciation	(1,087.1)	(1,037.9)

	1,517.2	1,517.6
Tooling, net of amortization	94.2	91.5

Property, plant & equipment — net	$1,611.4	$1,609.1

Interest costs capitalized during the nine-month periods ended September 30, 2008 and September 30, 2007 were $10.2 million and $6.6 million, respectively.
As of September 30, 2008 and December 31, 2007, accounts payable of $27.6 million and $45.8 million, respectively, were related to property, plant and equipment purchases.
As of September 30, 2008 and December 31, 2007, specific assets of $10.1 million and $16.5 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.
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

	Nine months ended
	September 30,
(millions)	2008	2007
Beginning balance	$70.1	$60.0
Provision	35.2	51.6
Payments	(32.2)	(36.0)
Currency translation	(2.7)	3.6

Ending balance	$70.4	$79.2

Contained within the provision recognized in the nine months ended September 30, 2007 is approximately $14 million for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.
(9) Notes Payable and Long-Term Debt
Following is a summary of notes payable and long-term debt, including current portion. The weighted average interest rate on all borrowings outstanding as of September 30, 2008 and December 31, 2007 was 5.3% and 5.4%, respectively.

	September 30, 2008		December 31, 2007
(millions)	Current	Long-Term	Current	Long-Term
Bank borrowings and other	$94.1	$5.7	$30.0	$6.0
Term loans due through 2013 (at an average rate of 4.8% in 2008 and 4.0% in 2007)	51.5	12.8	33.7	18.8
6.50% Senior Notes due 02/15/09, net of unamortized discount (a)	136.7	—	—	136.5
5.75% Senior Notes due 11/01/16, net of unamortized discount (a)	—	149.2	—	149.1
8.00% Senior Notes due 10/01/19, net of unamortized discount (a)	—	133.9	—	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.2	—	119.2

Carrying amount	282.3	420.8	63.7	563.5
Impact of derivatives on debt	0.7	10.5	—	9.1

Total notes payable and long-term debt, including current portion	$283.0	$431.3	$63.7	$572.6

(a)	The Company entered into several interest rate swaps, which have the effect of converting $325.0 million of these fixed rate notes to variable rates as of September 30, 2008 and December 31, 2007. The weighted average effective interest rates for these borrowings, including the effects of outstanding swaps as noted in Note 11, were 5.2% as of September 30, 2008 and 5.0% as of December 31, 2007, respectively.
The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009. At September 30, 2008 and December 31, 2007 there were no borrowings outstanding under the facility. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at September 30, 2008 and expects to remain compliant in future periods. The Company had outstanding letters of credit of $21.9 million at September 30, 2008 and $22.0 million at December 31, 2007. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

As of September 30, 2008 and December 31, 2007, the estimated fair values of the Company’s senior unsecured notes totaled $562.7 million and $572.4 million, respectively. The estimated fair values were $23.8 million higher at September 30, 2008 and $33.7 million higher at December 31, 2007 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
(10) Fair Value Measurements
On January 1, 2008, the Company partially adopted as required, Statement of Financial Accounting Standards No. 157 — “Fair Value Measurements” (“SFAS 157”) which expands the disclosure of fair value measurements and its impact on the Company’s financial statements. In February 2008, the FASB issued FSP 157-2, which delayed the effective date of adoption with respect to certain non-financial assets and liabilities until 2009. We intend to defer the adoption of SFAS 157 with respect to certain non-financial assets and liabilities as permitted.
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

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

Market approach:	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach:	Amount that would be required to replace the service capacity of an asset (replacement cost).
Income approach:	Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following table classifies the assets and liabilities measured at fair value on a recurring basis during the period ended September 30, 2008:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	September 30,	Identical Items	Inputs	Inputs
(millions)	2008	(Level 1)	(Level 2)	(Level 3)*
Assets:
Goodwill	$1,067.7	$—	$—	$1,067.7
Interest rate swap contracts	11.2	—	11.2	—
Foreign exchange contracts	7.7	—	7.7	—

	$1,086.6	$—	$18.9	$1,067.7

Liabilities:
Commodity contracts	$14.4	$—	$14.4	$—
Foreign exchange contracts	24.1	—	24.1	—
Net investment hedge contracts	36.5	—	36.5	—

	$75.0	$—	$75.0	$—

*	Refer to Note 18, “Goodwill and Other Intangible Assets”, for the Company’s description of the valuation methodology, inputs used, and fair value adjustment recorded for goodwill in the third quarter of 2008.
(11) Financial Instruments
The Company’s financial instruments include cash, marketable securities, trade receivables, trade payables, and notes payable. Due to the short-term nature of these instruments, the book value approximates fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity forward contracts, and foreign currency forward contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, credit rating of “A-” or better.
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

A summary of these instruments outstanding at September 30, 2008 follows: (in millions)

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
Fair values of fixed to floating interest rate swaps are based on observable inputs, such as interest rates, yield curves, credit risks, and other external valuation methodology (Level 2 inputs under SFAS 157). See Note 10 for further discussion of fair value measurements. As of September 30, 2008, the fair values of the fixed to floating interest rate swaps were recorded as a current asset of $0.7 million and a non-current asset of $10.5 million, with a corresponding increase in current portion of long-term debt of $0.7 million and in long-term debt of $10.5 million. As of December 31, 2007, the fair values of the fixed to floating interest rate swaps were recorded as a non-current asset of $9.1 million, with a corresponding increase in long-term debt of $9.1 million. No hedge ineffectiveness was recognized in relation to fixed to floating swaps.
Fair values of cross currency swaps are based on observable inputs, such as interest rates, yield curves, credit risks, currency exchange rates and other external valuation methodology (Level 2 inputs under SFAS 157). See Note 10 for further discussion of fair value measurements. As of September 30, 2008, the fair values of the cross currency swaps were recorded as a current liability of $10.2 million and a non-current liability of $26.3 million. As of December 31, 2007, the fair values of the cross currency swaps were recorded as a non-current liability of $33.7 million. Hedge ineffectiveness related to cross currency swaps was unfavorable $4.0 million as of September 30, 2008 and unfavorable $1.6 million as of December 31, 2007. As of September 30, 2008, there were no foreign currency forward contracts designated as a net investment hedge. As of December 31, 2007, the fair value of foreign currency forward contracts designated as a net investment hedge was negligible.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. As of September 30, 2008, the Company had forward and option commodity contracts with a total notional value of $46.9 million. The fair values for certain commodity derivative instruments are based on Level 2 evidence (for example, future prices reported on commodity exchanges) under SFAS 157. See Note 10 for further discussion of fair value measurements. As of September 30, 2008, the Company was holding commodity derivatives with negative fair market values of ($14.4) million, of which ($13.3) million mature in less than one year. To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized. As of December 31, 2007, the Company had forward and option commodity contracts with a total notional value of $67.3 million. As of December 31, 2007, the Company was holding commodity derivatives with positive and negative fair market values of $0.1 million and ($18.4) million, respectively, of which $0.1 million in gains and ($14.5) million in losses mature in less than one year. Losses not qualifying for deferral associated with these contracts for September 30, 2008 were negligible. At December 31, 2007, losses not qualifying for deferral were ($0.1) million.
The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however, certain long-term commitments are covered by forward currency arrangements to protect against currency risk through 2011. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At September 30, 2008, contracts were outstanding to buy or sell British Pounds Sterling, Euros, Hungarian Forints, Indian Rupee, Japanese Yen, Mexican Pesos, South Korean Won and U.S. Dollars. To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Any gains or losses not qualifying for deferral are credited/charged to income as they are recognized. The fair values of foreign exchange forward and option contracts are based on Level 2 inputs under SFAS 157, such as quoted exchange rates by various exchanges. See Note 10 for further discussion of fair value measurements. As of September 30, 2008, the Company was holding foreign exchange derivatives with a positive market value of $7.7 million, of which $5.3 million matures in less than one year. Derivative contracts with negative value amounted to ($24.1) million, of which ($13.8) million matures in less than one year. As of December 31, 2007, the Company was holding foreign exchange derivatives with a positive market value of $1.9 million, all maturing in less than one year. Derivatives contracts with negative value amounted to ($9.9) million, of which ($5.9) million matures in less than one year. As of September 30, 2008 and December 31, 2007, there were no gains or losses which did not qualify for deferral.

(12) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees. The other post employment benefits plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to the Company’s defined benefit pension plans for 2008 range from $10 to $15 million, of which $7.8 million has been contributed through the first nine months of the year.
In September 2008 and 2007, the Company made changes to its U.S. retiree medical program that impact certain union and non-union active employees with a future retiree benefit and current retirees participating in a health care plan. The effect of the changes to both groups is that most members will pay a higher percentage of the annual premium for Company-sponsored retiree medical coverage between ages 60 to 64, and neither group will receive Company-sponsored Medicare Supplemental coverage once entitled to Medicare. Instead, certain active employees will receive a lump sum credit into a non-contributory cash balance pension plan earning interest each year. Current retirees will receive an annual per member allowance toward the purchase of individual Medicare Supplemental coverage and for reimbursement of medical out-of-pocket expenses.
Given the significance of these changes, the retiree medical plan was remeasured and the newly established non-contributory cash balance pension plan was measured as of September 30, 2008 and 2007.
The financial statement impact as of September 30, 2008 due to the remeasurement of the retiree medical plan was a benefit recognition of $8.7 million, a $44.9 million reduction to retirement-related liabilities, a $18.5 million increase to accumulated other comprehensive income and a $17.7 million decrease to non-current deferred tax assets.
The financial statement impact as of September 30, 2007 due to the remeasurement of the retiree medical plan was a benefit recognition of $33.9 million, a $109.2 million reduction to retirement-related liabilities, a $36.8 million increase to accumulated other comprehensive income and a $38.5 million decrease to non-current deferred tax assets.
The financial statement impact as of September 30, 2008 due to the remeasurement of the non-contributory cash balance pension plan was expense recognition of $7.5 million, a $20.2 million reduction to other non-current assets, a $8.0 million decrease to accumulated other comprehensive income and a $4.7 million increase to non-current deferred tax assets.
The financial statement impact as of September 30, 2007 due to the remeasurement of the non-contributory cash balance pension plan was expense recognition of $37.1 million, a $36.1 million reduction to other non-current assets, a $0.6 million increase to accumulated other comprehensive income and a $0.4 million decrease to non-current deferred tax assets.
The combined financial statement impact as of September 30, 2008 was a benefit recognition of $1.2 million, a $20.2 million reduction to other non-current assets, a $44.9 million reduction to retirement-related liabilities, a $10.5 million increase to accumulated other comprehensive income and a $13.0 million decrease to non-current deferred tax assets.
The combined financial statement impact as of September 30, 2007 was expense recognition of $3.2 million, a $36.1 million reduction to other non-current assets, a $109.2 million reduction to retirement-related liabilities, a $37.4 million increase to accumulated other comprehensive income and a $38.9 million decrease to non-current deferred tax assets.

The weighted average discount rate used to determine the benefit obligation of the Company’s retiree medical plan as of September 30, 2008 and 2007 was 7.25% and 6.25%, respectively. This represents a 75 basis point and 25 basis point increase from the 6.50% and 6.00% weighted average discount rate used at year-end 2007 and 2006, respectively. The weighted average discount rate used to determine the benefit obligation of the Company’s non-contributory cash balance pension plan as of September 30, 2008 and 2007 was 7.50% and 6.25%, respectively. This represents a 100 basis point and 50 basis point increase from the 6.50% and 5.75% weighted average discount rate used at year-end 2007 and 2006, respectively.
The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations, are as follows:

					Other post
(millions)	Pension benefits				employment
Three months ended September 30,	2008		2007		benefits
	US	Non-US	US	Non-US	2008	2007
Components of net periodic benefit cost:
Service cost	$0.5	$2.3	$0.5	$2.7	$0.5	$1.4
Interest cost	5.3	4.8	4.5	4.1	5.7	7.0
Expected return on plan assets	(7.1)	(3.4)	(7.3)	(3.2)	—	—
Settlement/Curtailment	7.5	—	37.1	—	(8.7)	(33.9)
Amortization of unrecognized prior service benefit	—	—	—	—	(6.3)	(4.5)
Amortization of unrecognized loss	0.6	0.1	0.5	0.3	2.5	3.6
Other	—	—	—	0.2	—	—

Net periodic benefit cost (benefit)	$6.8	$3.8	$35.3	$4.1	$(6.3)	$(26.4)

					Other post
(millions)	Pension benefits				employment
Nine months ended September 30,	2008		2007		benefits
	US	Non-US	US	Non-US	2008	2007
Components of net periodic benefit cost:
Service cost	$1.5	$7.1	$1.5	$8.0	$1.8	$4.7
Interest cost	15.5	14.4	13.2	12.0	17.3	21.9
Expected return on plan assets	(21.3)	(10.3)	(22.1)	(9.4)	—	—
Settlement/Curtailment	7.5	—	37.1	—	(8.7)	(33.9)
Amortization of unrecognized prior service benefit	—	—	—	—	(17.0)	(12.4)
Amortization of unrecognized loss	1.6	0.1	1.5	1.0	7.9	11.2
Other	—	—	—	0.5	—	—

Net periodic benefit cost (benefit)	$4.8	$11.3	$31.2	$12.1	$1.3	$(8.5)

(13) Stock-Based Compensation
Under the Company’s 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2006 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant was 10,000,000, of which approximately 1,601,000 shares are available for future issuance. As of September 30, 2008, there were a total of 5,846,544 outstanding options under the 1993 and 2004 Stock Incentive Plans.
Stock option compensation expense reduced income before income taxes and net earnings for the three months ended September 30, 2008 and 2007 by $2.6 million and $1.9 million ($0.02 per basic and diluted share) and by $3.6 million and $2.6 million ($0.02 per basic and diluted share), respectively. Stock option compensation expense reduced income before income taxes and net earnings for the nine months ended September 30, 2008 and 2007 by $9.7 million and $7.2 million ($0.06 per basic and diluted shares) and by $12.7 million and $9.3 million ($0.08 per basic and diluted share), respectively. Stock option compensation expense affected both operating activities ($12.6 million and $12.7 million non-cash charge backs) and financing activities ($2.5 million and $3.4 million tax benefits) of the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, respectively.
Total unrecognized compensation cost related to nonvested stock options at September 30, 2008 is approximately $11.2 million. This cost is expected to be recognized over the next 1.3 years. On a weighted average basis, this cost is expected to be recognized over 0.6 years.
A summary of the plans’ shares under option as of and for the nine months ended September 30, 2008 is as follows:

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise	Contractual	Value
	(thousands)	Price	Life (in years)	(in millions)
Outstanding at December 31, 2007	6,331	$27.75
Granted	—	—
Exercised	(96)	23.15
Forfeited	(59)	32.53

Outstanding at March 31, 2008	6,176	$27.78	7.4	$94.2

Granted	—	—
Exercised	(150)	23.35
Forfeited	(8)	31.29

Outstanding at June 30, 2008	6,018	$27.88	7.2	$99.3

Granted	—	—
Exercised	(113)	25.64
Forfeited	(58)	32.23

Outstanding at September 30, 2008	5,847	$27.88	7.0	$32.2

Options exerciseable at September 30, 2008	3,498	$24.35	6.2	$29.5

In calculating earnings or loss per share, earnings or loss are the same for the basic and diluted calculations. Shares increased for diluted earnings per share for the three months ended September 30, 2007 by 2,056,000. There was no dilutive impact to the weighted average shares outstanding for the three months ended September 30, 2008 due to the Company’s net loss in the third quarter. Shares increased for diluted earnings per share by 1,875,000 and 1,726,000 for the nine months ended September 30, 2008 and 2007, respectively, due to the effects of stock options and shares issued and issuable under the 1993 Plan and 2004 Stock Incentive Plan.
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
At its November 2007 meeting, our Compensation Committee decided that restricted common stock would be awarded in place of stock options for the 2008 long-term incentive award grants to employees. These restricted shares for employees vest fifty percent after two years and the remainder after three years from the date of grant. The Company also grants restricted common stock to its non-employee directors. For non-employee directors restricted shares vest ratably on the anniversary of the date of the grant over a period of three years. The market value of the Company’s restricted common stock at the date of grant determines the value of the restricted common stock. In February 2008, a grant of 390,873 restricted shares was awarded to employees under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in stockholders’ equity, and is amortized as compensation expense over the restriction periods. The Company recognized compensation expense related to restricted common stock of $2.6 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively and $7.2 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively.

A summary of the status of the Company’s nonvested restricted stock as of and for the nine months ended September 30, 2008 is as follows:

	Shares
	Subject to	Weighted
	Restriction	Average
	(thousands)	Price
Nonvested at December 31, 2007	27.5	$31.95
Granted	390.9	46.34
Vested	—	—

Nonvested at March 31, 2008	418.4	$45.39

Granted	10.2	49.55
Vested	(1.4)	38.24

Nonvested at June 30, 2008	427.2	$45.52

Granted	—	—
Vested	(5.7)	29.07

Nonvested at September 30, 2008	421.5	$45.74

(14) Comprehensive Income (Loss)
The amounts presented as changes in accumulated other comprehensive income or loss, net of related taxes, are added to (deducted from) net earnings or loss resulting in comprehensive income or loss. The following table summarizes the components of comprehensive income or loss on an after-tax basis for the three and nine-month periods ended September 30, 2008 and 2007.

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2008	2007	2008	2007
Foreign currency translation adjustments, net	$(202.2)	$79.5	$(89.1)	$118.8
Market value change in hedge instruments, net	20.3	(20.5)	(3.0)	(23.2)
Defined benefit post employment plans, net	6.1	37.4	6.1	33.9
Unrealized (loss) gain on available-for-sale securities, net	(0.5)	(0.1)	(0.5)	(0.1)

Change in accumulated other comprehensive income	(176.3)	96.3	(86.5)	129.4
Net earnings (loss) as reported	(130.4)	83.2	45.8	217.3

Total comprehensive income (loss)	$(306.7)	$179.5	$(40.7)	$346.7

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
Litigation Outcome
In January 2006, BorgWarner Diversified Transmission Products Inc (“DTP”), a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which does not expire until April 2009. Thus, the amendments were untimely. In the third quarter of 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.
The Company has communicated its plan to reduce the level of benefits provided to the retirees. The change will be effective following expiration of the health insurance agreement in April 2009.
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
Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at September 30, 2008 of $11.9 million. The Company has accrued amounts that do not exceed $3.3 million related to any individual site and management does not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.
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
In December 2007, a lawsuit was filed against Kuhlman Electric and others, including the Company, on behalf of approximately 209 plaintiffs, alleging personal injury relating to the alleged environmental contamination. In August 2008, two similar lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 100 plaintiffs and 30 plaintiffs, respectively, alleging personal injury related to the alleged environmental contamination. Given the early stage of the litigation, the Company cannot make any predictions as to the outcome, but its current intent is to vigorously defend against the suits.
Conditional Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 17 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.0 million as of September 30, 2008 and December 31, 2007.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of September 30, 2008, the Company had approximately 38,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 27,000 are pending in just three jurisdictions, where significant tort reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first nine months of 2008, of the approximately 5,900 claims resolved, only 164 (2.8%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2007, of the approximately 4,400 claims resolved, only 194 (4.4%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $42.3 million in defense and indemnity in advance of insurers’ reimbursement and has received $12.8 million in cash from insurers. The outstanding balance of $29.5 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2007, insurers owed $20.6 million in association with these claims.
At September 30, 2008, the Company has an estimated liability of $38.8 million for future claims resolutions, with a related asset of $38.8 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2007, the comparable value of the insurance receivable and accrued liability was $39.6 million.
The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	September 30,	December 31,
(millions)	2008	2007
Assets:
Prepayments and other current assets	$22.2	$20.1
Other non-current assets	16.6	19.5

Total insurance receivable	$38.8	$39.6

Liabilities:
Accounts payable and accrued expenses	$22.2	$20.1
Other non-current liabilities	16.6	19.5

Total accrued liability	$38.8	$39.6

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
(16) Leases and Commitments
The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities. The guarantees extend through the maturity of the underlying lease, which is in September 2009. In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $7.7 million. The Company has accrued $4.1 million as a loss on this guarantee, which is expected to be paid in 2009.
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
On July 31, 2008, the Company announced a restructuring of its operations to align ongoing operations with a continuing, fundamental market shift in the auto industry. The Company is reducing its North American workforce by approximately 1,200 people, or 16% and its European workforce by approximately 500 people, or 6% through actions initiated in the third quarter of 2008. The restructuring expense recognized for employee termination benefits is $18.0 million. The corresponding liability of $18.0 million will be paid out prior to the end of 2009, of which $7.2 million was paid out in the third quarter of 2008. In addition to employee termination costs, the Company recorded $7.0 million of asset impairment charges related to the North American and European restructuring. The restructuring expenses broken out by segment were as follows: Engine $19.3 million and Drivetrain $5.7 million.

For the nine months ended September 30, 2008, the following table summarizes restructuring expense by segment:

	Employee	Asset
millions of dollars	Related Costs	Impairments	Total
Drivetrain Group	$5.7	—	$5.7
Engine Group	12.3	7.0	19.3

Total provision	$18.0	$7.0	$25.0

The following table displays a rollforward of the restructuring accruals recorded within the Company’s Consolidated Balance Sheet and the related cash flow activity for the nine months ended September 30, 2008:

	Employee Related Costs
millions of dollars	Drivetrain	Engine
Balance at December 31, 2007	$9.1	—
Cash payments	—	—

Balance at March 31, 2008	9.1	—
Cash payments	(0.8)	—

Balance at June 30, 2008	$8.3	—
Provision	5.7	12.3
Cash payments	(3.0)	(4.2)
Translation Adjustment	—	(0.4)

Balance at September 30, 2008	$11.0	$7.7

(18) Goodwill and Other Intangible Assets
Indefinite-lived intangible assets, such as goodwill, are carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators exist. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, the impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon considerations of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.
As of September 30, 2008, the Company recorded an impairment charge of €104.3 ($146.8) million to adjust BERU’s goodwill to its estimated fair value. The impairment charge is attributable to a decrease in the operating unit’s estimated fair value based primarily upon the effect of the decline in European market conditions on current and projected operating results. The impairment charge was also impacted by the recognition of additional goodwill in the second quarter of 2008, which was based on the court determined buy out value of €71.32 per share related to the Domination and Profit Transfer Agreement. Any differences in future results compared to management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition.
See Note 21, “Recent Transactions”, for further discussion on the BERU AG Domination and Profit Transfer Agreement.

(19) Reporting Segments
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

The following tables present net sales, segment EBIT and total assets for the Company’s reporting segments.
Net Sales by Reporting Segment

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2008	2007	2008	2007
Engine	$974.1	$933.9	$3,181.2	$2,783.4
Drivetrain	347.2	387.2	1,171.4	1,196.9
Inter-segment eliminations	(4.4)	(7.5)	(20.2)	(24.6)

Net sales	$1,316.9	$1,313.6	$4,332.4	$3,955.7

Segment Earnings Before Interest and Income Taxes

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2008	2007	2008	2007
Engine	$94.1	$100.9	$358.4	$294.5
Drivetrain	(2.9)	26.8	37.2	87.8

Segment earnings before interest and income taxes (“Segment EBIT”)	91.2	127.7	395.6	382.3
Corporate, including equity in affiliates’ earnings	11.9	19.5	47.6	52.6

Consolidated earnings before interest and taxes (“EBIT”)	79.3	108.2	348.0	329.7
Restructuring expense	25.0	—	25.0	—
Goodwill impairment charge	146.8	—	146.8	—
Interest expense and finance charges	11.2	8.4	28.5	26.6

Earnings (loss) before income taxes and minority interest	(103.7)	99.8	147.7	303.1
Provision for income taxes	24.3	10.9	87.7	65.8
Minority interest, net of tax	2.4	5.7	14.2	20.0

Net earnings (loss)	$(130.4)	$83.2	$45.8	$217.3

Total Assets

	September 30,	December 31,
(millions)	2008	2007
Engine	$3,229.5	$3,357.9
Drivetrain	1,294.9	1,294.2

Total	4,524.4	4,652.1

Corporate, including equity in affiliates (a)	361.6	306.4

Total assets	$4,886.0	$4,958.5

(a)	Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, deferred income taxes and investments & advances.
(20) New Accounting Pronouncements
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
(21) Recent Transactions
BERU AG — Domination and Profit Transfer Agreement
In the second quarter of 2008, the Company and BERU AG (“BERU”) completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU. Under this agreement BERU is obligated to transfer 100% of its profits or losses to the Company. Upon request of BERU minority shareholders, the Company is obligated to purchase their shares for a cash payment of €71.32 per share. Those BERU minority shareholders who do not sell their shares are entitled to receive an annual compensatory payment (perpetual dividend) of €4.73 (gross) per share, less certain taxes, from the Company. The total obligation associated with the DPTA as of September 30, 2008 was approximately €88.5 ($124.6) million, based upon the present value of the perpetual dividend and approximates the cost if all remaining shares were purchased by the Company at €71.32 per share. As of September 30, 2008, the DPTA obligation is presented in the Condensed Consolidated Balance Sheet as $76.7 million in current liabilities and $47.9 million in other non-current liabilities.
As of June 30, 2008, in connection with the DPTA, the Company recorded the remaining 17.8% of the fair value of BERU. The table below summarizes activity related to the Company’s DPTA obligation as of September 30, 2008 as follows (in millions):

Elimination of Minority Interest	$86.6
Goodwill	71.2
Tangible and Intangible Assets	61.7
Liabilities	(19.2)

Domination and Profit Transfer Agreement Obligation at June 30, 2008	200.3
Shares Purchased During the Three Months Ended September 30, 2008	(54.4)
Translation Adjustment	(21.3)

Domination and Profit Transfer Agreement Obligation at September 30, 2008	$124.6

Goodwill is reflected in the Engine segment. The $71.2 million of goodwill represents the excess of the DPTA obligation over the fair value of assets acquired and liabilities assumed. This goodwill was impaired and written off in the third quarter of 2008.

Of the total tangible and intangible fair value write up of $61.7 million, $3.3 million of in process R&D and order backlog were immediately written off in the selling, general, and administrative line and $1.8 million of beginning inventory was immediately written off in the cost of sales line in the Condensed Consolidated Statement of Operations in the second quarter of 2008. The combined pre-tax effect of both items is $5.1 million, $4.5 million net of tax or $0.04 per diluted share for the nine months ended September 30, 2008.
As of September 30, 2008, the portion of the acquisition related to the DPTA represents a non-cash transaction of €88.5 ($124.6) million. For the three months ended September 30, 2008, the costs related to the annual perpetual dividend arrangement are reflected as expense in the Consolidated Statement of Operations. $2.8 million in interest expense and $0.2 million in income tax expense have been recorded in the third quarter of 2008. The acquisition of 541,960 shares at a cost of $54.4 million has been reflected as an investing activity in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2008. The annual payment of the perpetual dividend will be reflected as a financing activity. The payment of the annual perpetual dividend is expected to occur in the second quarter of each year, beginning in 2009.
The DPTA is a binding agreement. However, minority shareholders of BERU initiated an appraisal proceeding in the German court system that challenges the €71.32 purchase price and €4.73 annual compensatory payment (perpetual dividend). If a higher price is determined, the excess purchase price would be recorded as additional goodwill with a corresponding increase to the Company’s total DPTA obligation. Any additional goodwill would be subject to impairment testing.
For a description of our earlier acquisition of 82.2% of BERU, see Note 19 to the Notes to Consolidated Financial Statements in our most recently filed Annual Report on Form 10-K.
See Note 18, “Goodwill and Other Intangible Assets”, for further discussion on BERU’s goodwill impairment charge recorded in the third quarter of 2008.
Other
In the third quarter of 2008, the Company purchased the remaining 26% interest in its joint venture located in India, BorgWarner Morse TEC Murugappa Pvt. Ltd, for $4.4 million.
In the third quarter of 2008, BERU divested its 50% interest in Impco BERU Technologies B.V. (located in the Netherlands), for $5.5 million, which approximated its carrying value.

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
RESULTS OF OPERATIONS
Three months ended September 30, 2008 vs. Three months ended September 30, 2007
Consolidated net sales for the third quarter ended September 30, 2008 totaled $1,316.9 million, relatively flat with third quarter 2007. Light-vehicle production was up 1% worldwide and down 15% in North America from the previous year’s quarter. Light-vehicle production increased 8% in Asia-Pacific and was flat in Europe. Net sales in the quarter included the effect of stronger foreign currencies, primarily the Euro, of approximately $64 million. Currency fluctuations impacted all of the Company’s product lines. Without the currency impact, the decrease in global net sales was 4.6%, due to weakness for the Company’s products in North America, partially offset by continuing demand in Europe and Asia-Pacific.
Gross profit and gross margin were $202.3 million and 15.4% for third quarter 2008 as compared to $228.7 million and 17.4% for third quarter 2007. The gross margin percentage decrease is due to unfavorable product mix as a result of the accelerated decline in the North American automotive market, including a 36% decrease in light truck and SUV production. The gross margin percentage decrease was also a result of higher raw material costs which increased $13 million, net of recoveries, as compared to the third quarter of 2007, of which steel is the largest contributor. The Company restructured its North American and European operations in the third quarter of 2008 to align the Company’s workforce with forecasted production.
Third quarter selling, general and administrative (“SG&A”) costs were $134.8 million for the third quarter of

2008, relatively unchanged from $134.1 million for the third quarter of 2007. SG&A as a percentage of net sales was 10.2% for both quarters. Net R&D costs increased $1.6 million to $50.7 million from $49.1 million as compared to third quarter 2007.
On July 31, 2008, the Company announced a restructuring of its operations to align ongoing operations with a continuing, fundamental market shift in the auto industry. The Company is reducing its North American workforce by approximately 1,200 people, or 16% and its European workforce by approximately 500 people, or 6% through actions initiated in the third quarter of 2008. The restructuring expense recognized for employee termination benefits is $18.0 million. The corresponding liability of $18.0 million will be paid out prior to the end of 2009, of which $7.2 million was paid out in the third quarter of 2008. In addition to employee termination costs, the Company recorded $7.0 million of asset impairment charges related to the North American and European restructuring. The restructuring expenses broken out by segment were as follows: Engine $19.3 million and Drivetrain $5.7 million.
As of September 30, 2008, the Company recorded an impairment charge of €104.3 ($146.8) million to adjust BERU’s goodwill to its estimated fair value. The impairment charge is attributable to a decrease in the operating unit’s estimated fair value based primarily upon the effect of the decline in European market conditions on current and projected operating results. The impairment charge was also impacted by the recognition of additional goodwill in the second quarter of 2008, which was based on the court determined buy out value of €71.32 per share related to the Domination and Profit Transfer Agreement (“DPTA”). Any differences in future results compared to management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition.
Other income of $2.6 million and $3.7 million for third quarter 2008 and 2007, respectively, are comprised primarily of interest income.
Equity in affiliates’ earnings of $9.2 million decreased $0.7 million as compared to third quarter 2007 due to lower vehicle production as well as higher raw material costs at our joint ventures.
Third quarter interest expense and finance charges of $11.2 million increased $2.8 million as compared with third quarter 2007, primarily due to costs related to BERU’s DPTA perpetual dividend arrangement.
The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. In the first quarter of 2008, the projected global effective tax rate was estimated to be 26% for the full year of 2008. With a projected decrease in U.S. income, the projected global effective tax rate for full year 2008 is 25%. The effective tax rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D and foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and a Medicare prescription drug benefit. This rate is expected to be less than the full year 2007 global effective tax rate of 26.5% primarily due to the year over year projected decrease in U.S. income and changes in tax laws, primarily in Europe.
The Company’s net loss was $130.4 million for the third quarter of 2008, or $1.12 per diluted share, a decrease of $1.82 per diluted share over the previous year’s third quarter. The Company believes the following table is useful for comparison with on-going results from prior periods. It details a number of non-recurring or non-comparable items that impacted earnings or loss per share in 2008 and 2007.

	Three months ended
	September 30,
	2008	2007
GAAP earnings or (loss) per share — diluted	$(1.12)	$0.70

Non-recurring or non-comparable items:
Goodwill impairment charge	(1.27)	—
Restructuring expense	(0.16)	—
Tax valuation allowance	(0.12)	—
DTP retiree healthcare litigation outcome	(0.03)	—
Adjustments to tax accounts	—	0.14

Total impact of non-recurring or non-comparable items per share - diluted	$(1.58)	$0.14

Nine months ended September 30, 2008 vs. Nine months ended September 30, 2007
Consolidated net sales for the nine months ended September 30, 2008 totaled $4,332.4 million, a 9.5% increase over the nine months ended September 30, 2007. This increase occurred while light-vehicle production was up 2% worldwide and down 13% in North America from the previous year’s first nine months. Light-vehicle production increased 9% in Asia-Pacific and 3% in Europe. The net sales increase included the effect of stronger foreign currencies, primarily the Euro, of approximately $305 million. Currency fluctuations impacted all of the Company’s product lines. Without the currency impact, the increase in global net sales would have been 1.8% due to strong demand for the Company’s products in Europe and Asia-Pacific, offset by weakness in North America.
Gross profit and gross margin were $764.6 million and 17.6% for the first nine months of 2008 as compared to $692.2 million and 17.5% for the first nine months of 2007. The gross margin percentage increase is due to favorable product mix, offset by higher raw material costs, including steel, copper, aluminum, and plastic resin, and lower vehicle production in North America. Raw material costs, net of recoveries, increased approximately $20 million as compared to the first nine months of 2007, of which steel was the single largest contributor. Our focused cost reduction programs in our operations partially offset these higher raw material costs. Gross margin for the nine months ended September 30, 2007 contained a charge for approximately $14 million, for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.
Selling, general and administrative (“SG&A”) costs for the first nine months of 2008 increased $54.4 million to $450.4 from $396.0 million, and increased as a percentage of net sales to 10.4% from 10.0%. The impact of foreign exchange increased SG&A by $28.4 million. Also, $3.3 million of amortization for the immediate write off of in process R&D and order backlog related to the DPTA between the Company and BERU was incurred in the second quarter of 2008. Net R&D costs increased $9.3 million to $166.0 million from $156.7 million as compared to the first nine months of 2007.
On July 31, 2008, the Company announced a restructuring of its operations to align ongoing operations with a continuing, fundamental market shift in the auto industry. The Company is reducing its North American workforce by approximately 1,200 people, or 16% and its European workforce by approximately 500 people, or 6% through actions initiated in the third quarter of 2008. The restructuring expense recognized for employee termination benefits is $18.0 million. The corresponding liability of $18.0 million will be paid out prior to the end of 2009, of which $7.2 million was paid out in the third quarter of 2008. In addition to employee termination costs, the Company recorded $7.0 million of asset impairment charges related to the North American and European restructuring. The restructuring expenses broken out by segment were as follows: Engine $19.3 million and Drivetrain $5.7 million.
As of September 30, 2008, the Company recorded an impairment charge of €104.3 ($146.8) million to adjust BERU’s goodwill to its estimated fair value. The impairment charge is attributable to a decrease in the operating unit’s estimated fair value based primarily upon the effect of the decline in European market conditions on current and projected operating results. The impairment charge was also impacted by the recognition of additional goodwill in the second quarter of 2008, which was based on the court determined buy out value of €71.32 per share related to the DPTA. Any differences in future results compared to management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition.
Other income of $3.6 million for the first nine months of 2008 is comprised primarily of interest income, offset by the realization of a loss on the sale of a product line. Other income of $5.6 million for the first nine months of 2007 is comprised primarily of interest income.
Equity in affiliates’ earnings of $30.2 million increased $2.3 million as compared to the first nine months of 2007 due to increased sales and improved operating performance at our joint ventures.
Interest expense and finance charges for the first nine months of 2008 were $28.5 compared with $26.6 million in the first nine months of 2007, primarily due to costs related to BERU’s DPTA perpetual dividend arrangement.
The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. In the first quarter of 2008, the projected global effective tax rate was estimated to be 26% for the full year of 2008. With a projected decrease in U.S. income, the projected global effective tax rate for full year 2008 is 25%. The effective tax rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including R&D and foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings and a Medicare prescription drug benefit. This rate is expected to be less than the full year 2007 global effective tax rate of 26.5% primarily due to the year over year projected decrease in U.S. income and changes in tax laws, primarily in Europe.
Net earnings for the first nine months of 2008 were $45.8 million, or $0.39 per diluted share, a decrease of $1.46 per diluted share over the previous year’s first nine months. The Company believes the following table is useful for comparison with on-going results from prior periods. It details a number of non-recurring or non-comparable items that impacted earnings per share in 2008 and 2007.

	Nine months ended
	September 30,
	2008	2007
GAAP Earnings per share — diluted	$0.39	$1.85

Non-recurring or non-comparable items:
Goodwill impairment charge	(1.24)	—
Restructuring expense	(0.16)	—
Tax valuation allowance	(0.11)	—
DTP retiree healthcare litigation outcome	(0.03)	—
BERU Purchase Accounting	(0.04)	—
Adjustments to tax accounts	—	0.14

Total impact of non-recurring or non-comparable items per share - diluted	($1.58)	$0.14

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

The following tables present net sales, segment EBIT and total assets for the Company’s reporting segments.
Net Sales by Reporting Segment

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2008	2007	2008	2007
Engine	$974.1	$933.9	$3,181.2	$2,783.4
Drivetrain	347.2	387.2	1,171.4	1,196.9
Inter-segment eliminations	(4.4)	(7.5)	(20.2)	(24.6)

Net sales	$1,316.9	$1,313.6	$4,332.4	$3,955.7

Segment Earnings Before Interest and Income Taxes

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2008	2007	2008	2007
Engine	$94.1	$100.9	$358.4	$294.5
Drivetrain	(2.9)	26.8	37.2	87.8

Segment earnings before interest and income taxes (“Segment EBIT”)	91.2	127.7	395.6	382.3
Corporate, including equity in affiliates’ earnings	11.9	19.5	47.6	52.6

Consolidated earnings before interest and taxes (“EBIT”)	79.3	108.2	348.0	329.7
Restructuring expense	25.0	—	25.0	—
Goodwill impairment charge	146.8	—	146.8	—
Interest expense and finance charges	11.2	8.4	28.5	26.6

Earnings (loss) before income taxes and minority interest	(103.7)	99.8	147.7	303.1
Provision for income taxes	24.3	10.9	87.7	65.8
Minority interest, net of tax	2.4	5.7	14.2	20.0

Net earnings (loss)	$(130.4)	$83.2	$45.8	$217.3

Three months ended September 30, 2008 vs. Three months ended September 30, 2007
The Engine segment net sales increased $40.2 million, or 4.3%, and Segment EBIT decreased $6.8 million, or 6.7%, from third quarter 2007. Excluding the impact of stronger foreign currencies, primarily the Euro, sales decreased 1.8%. The sales and EBIT margin decrease was driven by lower North America production of light trucks and sport-utility vehicles.
The Drivetrain segment net sales decreased $40.0 million, or 10.3%, and Segment EBIT decreased $29.7 million, or 110.8%, from third quarter 2007. Excluding the impact of stronger foreign currencies, primarily the Euro, sales decreased 12.3%. The sales decrease was driven by lower North America production of light trucks and sport-utility vehicles. The Drivetrain segment’s EBIT decreased due to the combined effect of start-up cost pressures and lower North American production of light trucks and sport-utility vehicles equipped with its torque transfer products.
Nine months ended September 30, 2008 vs. Nine months ended September 30, 2007
The Engine segment net sales increased $397.8 million, or 14.3%, and Segment EBIT increased $63.9 million, or 21.7%, from the first nine months of 2007. Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 5.0%. The Engine segment continued to benefit from European and Asian automaker demand for turbochargers, timing systems and emissions products. The segment EBIT margin was negatively impacted in 2007 by approximately $14 million for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.

The Drivetrain segment net sales decreased $25.5 million, or 2.1%, and Segment EBIT decreased $50.6 million, or 57.6%, from the first nine months of 2007. Excluding the impact of stronger foreign currencies, primarily the Euro, sales decreased 5.9%. The sales decrease was driven by lower North America production of light trucks and sport-utility vehicles. The Drivetrain segment’s EBIT decreased due to the combined effect of start-up cost pressures and lower North American production of light trucks and sport-utility vehicles equipped with its torque transfer products.
Outlook for the remainder of 2008
The Company is cautious about the remainder of 2008. The recent crisis in the financial sector and deteriorating global economic conditions have increased uncertainty about automotive vehicle sales in every geographic region of the world. The company expects the unprecedented current economic environment to continue to affect near-term results and to create difficult conditions through 2009. The Company has responded to these conditions and expanded its restructuring program during the third quarter. The Company is reducing its North American workforce by approximately 1,200 people, or 16%, and its European workforce by approximately 500 people, or 6% through actions initiated in the third quarter of 2008.
The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The trends that are driving our long-term growth are expected to continue, including the growth of direct injection diesel and gasoline engines worldwide, the increased adoption of automated transmissions in Europe and Asia-Pacific, and the move to chain engine timing systems in both Europe and Asia-Pacific, offset by a continued decline in North America light truck and SUV-related products.
FINANCIAL CONDITION AND LIQUIDITY
The Company had $135.8 million of cash on hand at September 30, 2008. In addition, the Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 2009. At September 30, 2008 and December 31, 2007 there were no borrowings outstanding under the facility. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The Company was in compliance with all covenants at September 30, 2008 and expects to remain compliant in future periods.
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
Net cash provided by operating activities decreased $101.0 million to $265.1 million for the first nine months of 2008 from $366.1 million in the first nine months of 2007. The decrease reflects lower earnings in the first nine months of 2008 as compared to the first nine months of 2007 and increased working capital levels. The Company expects that net cash provided by operating activities will be approximately $475 million in 2008. Capital spending, including tooling outlays, was $265.6 million in the first nine months of 2008, compared with $194.6 million in 2007. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business, and for cost reductions and productivity improvements. The Company expects to spend approximately $375 million on capital and tooling expenditures in 2008, but this expectation is subject to ongoing review based on market conditions.
For the three months ended September 30, 2008, the Company purchased 541,960 shares of BERU AG at a cost of $54.4 million. The tendering of BERU AG shares has been reflected as an investing activity in the Condensed Consolidated Statement of Cash Flows. Future payments related to the annual dividend arrangement will be reflected as financing activities, consistent with the underlying transaction.
As of September 30, 2008, debt increased from year-end 2007 by $78.0 million, cash decreased by $52.7 million and marketable securities decreased by $14.6 million. Our debt to capital ratio was 24.0% at the end of the third quarter versus 20.7% at the end of 2007. The Company paid dividends to its stockholders of $38.3 million and $29.6 million in the first nine months of 2008 and 2007, respectively. The Company repurchased 1,148,608 shares of its common stock for $48.4 million in the first nine months of 2008.
The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. At both September 30, 2008 and December 31, 2007, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the nine-month periods ended September 30, 2008 and 2007, total cash proceeds from sales of accounts receivable were $450 million. The Company paid servicing fees related to these receivables for the three and nine months ended September 30, 2008 and 2007 of $0.4 million and $0.8 million and $1.4 million and $2.2 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
The Company had outstanding letters of credit of $21.9 million at September 30, 2008 and $22.0 million at December 31, 2007. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
Recent Transaction
In the second quarter of 2008, the Company and BERU AG (“BERU”) completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU. Under this agreement BERU is obligated to transfer 100% of its profits or losses to the Company. Upon request of BERU minority shareholders, the Company is obligated to purchase their shares for a cash payment of €71.32 per share. Those BERU minority shareholders who do not sell their shares are entitled to receive an annual compensatory payment (perpetual dividend) of €4.73 (gross) per share, less certain taxes, from the Company. The total obligation associated with the DPTA as of September 30, 2008 was approximately €88.5 ($124.6) million, based upon the present value of the perpetual dividend and approximates the cost if all remaining shares were purchased by the Company at €71.32 per share. As of September 30, 2008, the DPTA obligation is presented in the Condensed Consolidated Balance Sheet as $76.7 million in current liabilities and $47.9 million in other non-current liabilities.

As of June 30, 2008, in connection with the DPTA, the Company recorded the remaining 17.8% of the fair value of BERU. The table below summarizes activity related to the Company’s DPTA obligation as of September 30, 2008 as follows (in millions):

Elimination of Minority Interest	$86.6
Goodwill	71.2
Tangible and Intangible Assets	61.7
Liabilities	(19.2)

Domination and Profit Transfer Agreement Obligation at June 30, 2008	200.3
Shares Purchased During the Three Months Ended September 30, 2008	(54.4)
Translation Adjustment	(21.3)

Domination and Profit Transfer Agreement Obligation at September 30, 2008	$124.6

Goodwill is reflected in the Engine segment. The $71.2 million of goodwill represents the excess of the DPTA obligation over the fair value of assets acquired and liabilities assumed. This goodwill was impaired and written off in the third quarter of 2008.
Of the total tangible and intangible fair value write up of $61.7 million, $3.3 million of in process R&D and order backlog were immediately written off in the selling, general, and administrative line and $1.8 million of beginning inventory was immediately written off in the cost of sales line in the Condensed Consolidated Statement of Operations in the second quarter of 2008. The combined pre-tax effect of both items is $5.1 million, $4.5 million net of tax or $0.04 per diluted share for the nine months ended September 30, 2008.
As of September 30, 2008, the portion of the acquisition related to the DPTA represents a non-cash transaction of €88.5 ($124.6) million. For the three months ended September 30, 2008, the costs related to the annual perpetual dividend arrangement are reflected as expense in the Consolidated Statement of Operations. $2.8 million in interest expense and $0.2 million in income tax expense have been recorded in the third quarter of 2008. The acquisition of 541,960 shares at a cost of $54.4 million has been reflected as an investing activity in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2008. The annual payment of the perpetual dividend will be reflected as a financing activity. The payment of the annual perpetual dividend is expected to occur in the second quarter of each year, beginning in 2009.
The DPTA is a binding agreement. However, minority shareholders of BERU initiated an appraisal proceeding in the German court system that challenges the €71.32 purchase price and €4.73 annual compensatory payment (perpetual dividend). If a higher price is determined, the excess purchase price would be recorded as additional goodwill with a corresponding increase to the Company’s total DPTA obligation. Any additional goodwill would be subject to impairment testing.
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
Litigation Outcome
In January 2006, BorgWarner Diversified Transmission Products Inc (“DTP”), a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which does not expire until April 2009. Thus, the amendments were untimely. In the third quarter of 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.
The Company has communicated its plan to reduce the level of benefits provided to the retirees. The changes will be effective following expiration of the health insurance agreement in April 2009.
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
Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at September 30, 2008 of $11.9 million. The Company has accrued amounts that do not exceed $3.3 million related to any individual site and management does not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.
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
In December 2007, a lawsuit was filed against Kuhlman Electric and others, including the Company, on behalf of approximately 209 plaintiffs, alleging personal injury relating to the alleged environmental contamination. In August 2008, two similar lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 100 plaintiffs and 30 plaintiffs, respectively, alleging personal injury related to the alleged environmental contamination. Given the early stage of the litigation, the Company cannot make any predictions as to the outcome, but its current intent is to vigorously defend against the suits.
Conditional Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 17 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.0 million as of September 30, 2008 and December 31, 2007.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. Management believes that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of September 30, 2008, the Company had approximately 38,000 pending asbestos-related product liability claims. Of these outstanding claims, approximately 27,000 are pending in just three jurisdictions, where significant tort reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first nine months of 2008, of the approximately 5,900 claims resolved, only 164 (2.8%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2007, of the approximately 4,400 claims resolved, only 194 (4.4%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $42.3 million in defense and indemnity in advance of insurers’ reimbursement and has received $12.8 million in cash from insurers. The outstanding balance of $29.5 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2007, insurers owed $20.6 million in association with these claims.
At September 30, 2008, the Company has an estimated liability of $38.8 million for future claims resolutions, with a related asset of $38.8 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2007, the comparable value of the insurance receivable and accrued liability was $39.6 million.
The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	September 30,	December 31,
(millions)	2008	2007
Assets:
Prepayments and other current assets	$22.2	$20.1
Other non-current assets	16.6	19.5

Total insurance receivable	$38.8	$39.6

Liabilities:
Accounts payable and accrued expenses	$22.2	$20.1
Other non-current liabilities	16.6	19.5

Total accrued liability	$38.8	$39.6

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
Recent Development
On October 23, 2008, the Company announced a $0.11 per share dividend to be paid on November 17, 2008 to stockholders of record on November 3, 2008.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management’s current outlook, expectations, estimates and projections. Words such as “outlook,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing our products, changes in general economic conditions, and other risks detailed in our filings with the Securities and Exchange Commission, including the Risk Factors, identified in the Form 10-K for the fiscal year ended December 31, 2007. We do not undertake any obligation to update any forward-looking statements.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 15 — Contingencies to the condensed consolidated financial statements for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Repurchases and Authorization of Equity Securities)
The Company’s Board of Directors previously authorized the purchase of up to 9.8 million shares (adjusted for the Company’s 2007 two-for-one stock split) of the Company’s common stock. As of September 30, 2008, the Company had repurchased 5,106,928 shares.
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
The following table provides information about Company purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2008, at a total cost of $20.7 million:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price Paid per	Publicly Announced	be Purchased Under
Period	Shares Purchased	Share	Plans or Programs	the Plans or Programs
Month Ended July 31, 2008	244,100	$40.02	244,100	4,979,485
Month Ended August 31, 2008	109,613	40.87	109,613	4,869,872
Month Ended September 30, 2008	176,800	36.54	176,800	4,693,072

Total	530,513	$39.04	530,513	4,693,072

NOTE: All purchases were made on the open market.

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BorgWarner Inc.

(Registrant)

By	/s/ Jeffrey L. Obermayer
(Signature)

Jeffrey L. Obermayer
Vice President and Controller
(On Behalf of the Registrant and As Its
Principal Accounting Officer)
Date: October 29, 2008