Form 10-K
period 2008-12-31
BORGWARNER INC
filed 2009-02-12
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

ANNUAL REPORT

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008
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
  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐     No  ☑

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2008 (the last business day of the most recently completed second fiscal quarter) was approximately $5.2 billion. As of February 6, 2009, the registrant had 115,532,736 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Part of Form 10-K
into which
Document	incorporated

BorgWarner Inc. Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III

BORGWARNER INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2008

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management’s current outlook, expectations, estimates and projections. Words such as “outlook,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing our products, changes in general economic conditions, as well as the other risks noted under “Risk Factors.” We do not undertake any obligation to update any forward-looking statements.

PART I

Item 1.	Business

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a Delaware corporation that was incorporated in 1987. We are a leading, global supplier of highly engineered automotive systems and components, primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light-vehicles (passenger cars, sport-utility vehicles, vans and light-trucks). The Company’s products are also sold to other OEMs of commercial trucks, buses and agricultural and off-highway vehicles. We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light and commercial vehicles. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.

Financial Information About Segments

Refer to Note 21, “Reporting Segments and Related Information” of the Notes to the Consolidated Financial Statements in Item 8 of this report for financial information about business segments.

Narrative Description of Reporting Segments

The Company reports its results under two reporting segments: Engine and Drivetrain. Net revenues by segment for the three years ended December 31, 2008, 2007 and 2006 are as follows (in millions of dollars):

	Year Ended December 31,
Net Sales	2008	2007	2006
	Millions of dollars

Engine	$3,861.5	$3,761.3	$3,154.9
Drivetrain	1,426.4	1,598.8	1,461.4
Inter-segment eliminations	(24.0)	(31.5)	(30.9)

Net sales	$5,263.9	$5,328.6	$4,585.4

The sales information presented above excludes the sales by the Company’s unconsolidated joint ventures (See “Joint Ventures” section). Such sales totaled approximately $792 million in 2008, $720 million in 2007 and $676 million in 2006.

Engine

The Engine Group develops products to manage engines for fuel efficiency, reduced emissions, and enhanced performance. Concern about fuel prices and availability, and the need to lower CO2 emissions are driving demand for the Company’s products in smaller, more efficient gasoline and diesel engines and alternative powertrains in hybrid vehicles. Engine Group products currently fall into the following major categories: turbochargers, chain products, emissions systems, thermal systems, diesel cold start and gasoline ignition technology and diesel cabin heaters.

The Engine Group provides turbochargers for light-vehicle, commercial-vehicle and off-road applications for diesel and gasoline engine manufacturers in Europe, North America, South America and Asia. The Engine Group has greatly benefited from the growth in turbocharger demand in Europe. This growth is linked to increasing demand for diesel engines in light vehicles which typically use turbochargers and for turbocharged gasoline engines. Benefits of turbochargers in both light-vehicle and commercial-vehicle applications include increased power for a given engine size, improved fuel economy and significantly reduced emissions.

Sales of turbochargers for light-vehicles represented approximately 24%, 21%, and 18% of the Company’s total revenues for 2008, 2007 and 2006, respectively. The Company currently supplies light-vehicle turbochargers to many OEMs including VW/Audi, Renault, PSA, Daimler, Hyundai, Fiat and BMW. The Company also supplies commercial-vehicle turbochargers to Caterpillar, John Deere, Daimler, International, Deutz and MAN.

The Company’s newest technologies are its regulated two-stage turbocharging system known as R2S®, variable turbine geometry (“VTG”) turbochargers and turbochargers for gasoline direct injected engines. In 2006, the Company launched a high temperature VTG turbocharger for a Porsche 3.6 liter gasoline application, an R2S application for a Daimler light-truck called the Sprinter and VTG turbochargers for the Hyundai A-engine family. In 2007, the Company began supplying its R2S turbocharger technology combined with variable turbine geometry to International Engine Group’s PowerStroke 6.4-liter V8 diesel engine used in Ford’s F-Series heavy-duty pickup trucks. In 2008, the Company announced the start of production of its award winning R2S technology for Daimler’s new 4 cylinder diesel engine range. The Company also began shipping VTG turbochargers for VW’s new common-rail engine range and announced the launch of a VTG turbocharger for use with low-pressure exhaust gas recirculation to reduce emissions on VW’s Jetta Clean Diesel TDI.

The Engine Group also designs and manufactures products to control emissions and improve fuel economy. These products include electric air pumps, turbo actuators that use integrated electronics to precisely control turbocharger speed and pressure ratio, and exhaust gas recirculation valves for gasoline and diesel applications. The Engine Group also manufactures a wide variety of fluid pumps, including engine oil pumps for engine and transmission lubrication, and products for engine air intake management.

The Engine Group’s chain and chain systems products include timing chain and timing drive systems, variable cam timing (“VCT”) systems, crankshaft and camshaft sprockets, tensioners, guides and snubbers, HY-VO® front-wheel drive (“FWD”) transmission chain and four-wheel drive (“4WD”) chain, and MORSE GEMINI® chain systems for light-vehicle and commercial-vehicle applications.

The Company’s timing chain systems are used in Ford’s family of overhead cam engines, including the Duratec and Modular, and in-line 4 cylinder engines, as well as on Chrysler’s 2.7 liter, 3.7 liter and 4.7 liter, overhead cam engines, as well as the 4 cylinder World Engine family of engines. In addition, the Company provides timing systems to a number of Asian OEMs and their North American transplant operations, including Honda, Nissan, and Hyundai, and to several European OEMs. The Company believes that it is the world’s leading manufacturer of timing chain systems.

The Engine Group has successfully launched its latest VCT product; Cam Torque Actuatedtm (“CTA”) VCT. VCT is a means of precisely controlling the flow of air into and out of an engine by allowing the camshaft to be dynamically phased relative to its crankshaft. The Company’s CTA technology utilizes camshaft torque as its main actuation energy, instead of the conventional oil-pressure actuated approach. The CTA system has been launched on Ford’s 3.0 liter Duratec engine featured in the Ford Escape, Ford Fusion, Mazda 6, and Mercury Mariner.

The Company believes it is the world’s leading manufacturer of chain for FWD transmissions and 4WD transfer cases. HY-VO chain is used to transfer power from the engine to the drivetrain. The Company’s MORSE GEMINI transmission chain system emits significantly less chain pitch frequency noise than conventional transmission chain systems. The chain in a transfer case distributes power between a vehicle’s front and rear output shafts which, in turn, provide torque to the front and rear wheels.

The Engine Group believes it is a leading global provider of engine thermal solutions for truck, agricultural and off-highway applications. The group designs, manufactures and markets viscous fan drives that control fans to sense and respond to multiple cooling requirements. The Engine Group also manufactures and markets polymer fans for engine cooling systems. The Company’s thermal products provide improved vehicle fuel economy and reduced engine emissions while minimizing parasitic horsepower loss. The Company has been awarded the “standard position” (the OEM-designated preferred supplier of component systems available to the end-customer) at the major global heavy truck producers.

In 2005, the Company acquired approximately 69.4% of the outstanding shares of BERU Aktiengesellschaft (“BERU”), headquartered in Ludwigsburg, Germany. In 2007, the Company increased its ownership to approximately 82.2%. In the second quarter of 2008, the Company and BERU completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU. Refer to Note 20, “Recent Transactions” of the Notes to the Consolidated Financial Statements in Item 8 of this report for further information related to the Company’s DPTA agreement with BERU.

As a result of the tendering of shares in 2008 in accordance with the DPTA, the Company owns approximately 96% of all BERU’s outstanding shares. On January 7, 2009, the Company informed BERU of its intention to purchase the remaining outstanding shares of approximately 4%, using the required German legal process referred to as a “squeeze-out” to complete the 100% ownership.

BERU’s operating results are included within the Company’s Engine Group segment. BERU is a leading global automotive supplier of diesel cold starting technology (glow plugs and instant starting systems); gasoline ignition technology (spark plugs and ignition coils); and electronic control units and sensor technology (tire pressure sensors, diesel cabin heaters and selected sensors). In 2008, BERU launched its new Pressure Sensor Glow Plug with which the combustion processes of a diesel engine allowing the lowest CO2 and NOx emissions possible.

Drivetrain

The Drivetrain Group leverages the Company’s expertise in clutching and control systems to enable efficient transmission of engine torque through the vehicle drivetrain and management of torque distribution to the driven wheels. The Company’s technology can improve fuel efficiency and help reduce emissions in all types of powertrains. The Drivetrain Group’s major products are transmission components and systems, and AWD torque management systems.

The Drivetrain Group designs and manufactures automatic transmission components and modules and is a supplier to virtually every major automatic transmission manufacturer in the world for both conventional automatic and new dual-clutch transmissions (“DCT”).

“Shift quality” products are provided in four principal categories. DCT products include dual-clutch modules, torsional vibration dampers and mechatronic control modules. Friction products include friction plates, transmission bands, torque converter clutches, and friction clutch modules.

One-way clutches and torsional vibration dampers are mechanical products. The controls products line features electro-hydraulic solenoids, solenoid modules and high pressure solenoids for automated manual transmissions (“AMT”s).

The Company’s 50%-owned joint venture in Japan, NSK-Warner Kabushiki Kaisha (“NSK-Warner”), is a leading producer of friction plates and one-way clutches in Japan. NSK-Warner is also the joint venture partner with a 40% interest in the Drivetrain Group’s Korean subsidiary, BorgWarner Transmission Systems Korea, Inc.

The Company has led the globalization of today’s DCT technology for over ten years. Following the development of its DCT technology in the 1990s, the Company established its industry-leading position in Europe in 2003 with the production launch of its award-winning DualTronic® innovations with VW/Audi. In 2006, the Company was awarded the first dual-clutch program in China with SAIC. In 2007, the Company launched its first dual-clutch technology application in a Japanese transmission with Nissan.

The Company has announced programs with customers that include VW, Audi, Bugatti, SAIC and Nissan, in addition to Getrag DCT programs with five additional global automakers. Also, the Company is working on over 20 programs with OEMs around the world. BorgWarner DualTronic technology provides both better fuel-efficiency and a great driving experience, enabling a conventional, manual gearbox to function as a fully automatic transmission by eliminating the interruption in power flow that occurs when a single clutch manual transmission shifts gears.

In conventional automatic transmissions, there has been a global market trend from four and five speeds to six, seven, and even eight speed transmissions. Transmissions with more speeds improve fuel economy and vehicle performance and offer growth opportunities.

In 2006 the Drivetrain Group acquired the high-pressure solenoid product lines of Eaton Corporation. Among these solenoids are those used in AMTs. AMTs are a growing niche of the entry-level city-car and light commercial-vehicle segments in Europe and some Asian markets. High pressure control systems are also serving a growing share of the DCT market segment.

The Drivetrain Group’s torque management products include rear-wheel drive (“RWD”)/all-wheel drive (“AWD”) transfer case systems, FWD/AWD electromagnetic coupling systems and advanced products. The Company’s focus is on electronically controlled (active) torque management devices and systems for their vehicle dynamics, fuel economy and stability benefits. Additional torque management products include synchronizer rings and systems for application in manual, automated manual and DCT.

Transfer cases are installed primarily on light-trucks, sport-utility vehicles (“SUV”s), rear-wheel drive based cross-over utility vehicles (“CUV”s) and passenger cars. A transfer case attaches to the transmission and distributes torque to the front and rear axles improving vehicle traction and stability in dynamic driving conditions. Sales of rear-wheel drive based transfer cases and components have declined to approximately 7%, 9% and 10% of the Company’s total revenues for 2008, 2007 and 2006, respectively.

The Company is involved in the FWD/AWD market with electromagnetic couplings that use electronically controlled clutches to distribute power to the rear wheels instantly as traction is required. NexTrac® is our latest product innovation that produces outstanding stability and traction while promoting better fuel economy. NexTrac launched in 2008 on the Hyundai Santa Fe, Tucson and KIA Sportage.

With the trend toward vehicle electrification gaining momentum, the Company is also applying its years of expertise to deliver robust and highly efficient single and multiple speed electric gear reduction solutions for hybrids and electric vehicles.

Joint Ventures

As of December 31, 2008, the Company had 10 joint ventures in which it had a less-than-100% ownership interest. Results from the six ventures in which the Company is the majority owner are consolidated as part of the Company’s results. Results from the four ventures in which the Company’s effective ownership interest is 50% or less, were reported by the Company using the equity method of accounting.

Management of the unconsolidated joint ventures is shared with the Company’s respective joint venture partners. Certain information concerning the Company’s joint ventures is set forth below:

			Percentage
			Owned by		Location		Fiscal 2008
		Year	the		of		Sales ($ in
Joint Venture	Products	Organized	Company (a)		Operation	Joint Venture Partner	millions) (b)

Unconsolidated:
NSK-Warner K.K.	Transmission components	1964	50%		Japan	NSK Ltd.	$637.9
Turbo Energy Limited(c)	Turbochargers	1987	32.6%		India	Sundaram Finance Limited; Brakes India Limited	$128.1
BERU Diesel Start Systems Pvt. Ltd.	Glow Plugs	1996	49%		India	Jayant Dave	$4.5
BERU-Eichenauer	Sub-systems for diesel cabin heaters	2000	50%		Germany	Fritz Eichenauer GmbH & Co. KG	$21.3
Consolidated:
BorgWarner Transmission Systems Korea, Inc.	Transmission components	1987	60	%(d)	Korea	NSK-Warner K.K.	$108.8
Divgi-Warner Pvt. Ltd.	Transfer cases and automatic locking hubs	1995	60%		India	Divgi Metalwares, Ltd.	$18.5
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans and fan drives	1999	70%		China	Ningbo Shenglong Group Co., Ltd.	$28.9
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%		China	Beijing Automotive Industry Corporation	$40.8
SeohanWarner Turbo Systems Ltd.	Turbochargers	2003	71%		Korea	Korea Flange Company	$45.7
BERU Korea Co. Ltd.	Ignition coils and pumps	2001	51%		Korea	Mr. K.B. Mo and Mr. D.H. Kim	$34.2

(a)	In the second quarter of 2008, the Company and BERU AG (“BERU”) completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU. For the joint ventures in which BERU is a party, the percentage of ownership for each joint venture reflects BERU’s ownership percentage.

(b)	All sales figures are for the year ended December 31, 2008, except NSK-Warner and Turbo Energy Limited. NSK-Warner’s sales are reported for the 12 months ended November 30, 2008. Turbo Energy Limited’s sales are reported for the 12 months ended September 30, 2008

(c)	The Company made purchases from Turbo Energy Limited totaling $25.4 million, $25.1 million and $18.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.

(d)	BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea, Inc. This gives the Company an additional indirect effective ownership percentage of 20%. This results in a total effective ownership interest of 80%.

Financial Information About Geographic Areas

Refer to Note 21, “Reporting Segments and Related Information” of the Notes to the Consolidated Financial Statements in Item 8 of this report for financial information about geographic areas.

Approximately 72% of the Company’s consolidated sales for 2008 were outside the United States, including exports. However, a portion of such sales was to OEMs headquartered outside the United States that produce vehicles that are, in turn, exported to the United States.

Customers

Approximately 72% of the Company’s total sales in 2008 were for light-vehicle applications, with the remaining 28% of the Company’s sales to a diversified group of commercial truck, bus, construction and agricultural vehicle manufacturers, and to distributors of aftermarket replacement parts.

For the most recent three-year period, the Company’s worldwide sales to the following customers were approximately as follows:

Customer	2008	2007	2006

Volkswagen	19%	15%	13%
Ford	9%	12%	13%
Daimler	6%	6%	11%

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
	2008	2007	2006
	Millions of dollars

Gross R&D expenditures	$273.4	$246.7	$219.5
Customer reimbursements	(67.7)	(35.9)	(31.8)

Net R&D expenditures	$205.7	$210.8	$187.7

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

The Company’s major competitors by product type follow:

Product Type: Engine	Name of Competitor

Turbochargers:	Honeywell IHI Mitsubishi Heavy Industries (MHI)
VCT:	Aisin Denso Hitachi
Chains:	Iwis Schaeffler Group Tsubaki Group
Emissions products:	Bosch Pierburg Valeo
Thermal products:	Behr Horton/Sachs Usui
Diesel cold start technology:	Bosch NGK

Product Type: Drivetrain	Name of Competitor

Torque transfer products:	GKN Driveline JTEKT Magna Powertrain
Transmission products:	Bosch Denso Dynax Schaeffler Group

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

For many of its products, the Company’s competitors include suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs and, in some cases, export subsidies and/or raw materials subsidies. Also, see Item 1A. Risk Factors.

Employees

As of December 31, 2008, the Company and its consolidated subsidiaries had approximately 13,800 salaried and hourly employees (as compared with approximately 17,700 employees at December 31, 2007), of which approximately 4,100 were U.S. employees. Approximately 13% of the Company’s U.S. workforce is unionized. The hourly employees at certain of our international facilities are also unionized. The Company believes its present relations with employees to be satisfactory.

Our two domestic collective bargaining agreements are for our Muncie, Indiana plant and our Ithaca and Cortland, New York facilities. The Muncie agreement expires on April 24, 2009. The agreement covering the New York facilities expires in September 2012.

Raw Materials

Continuing a trend which began in 2004, several raw materials used in the Company’s products hit record pricing levels in the second quarter of 2008, including steel, aluminum, copper, resins and certain alloying elements. This was due to a host of supply and demand factors.

Despite these challenges, the Company used a variety of tactics in order to limit the impact of inflationary prices and supply shortages. The Company formed a global procurement organization to accelerate: cost reductions, purchases from lower cost regions, risk mitigation efforts, and collaborative buying activities. In addition, the Company used long-term contracts, cost sharing arrangements, design changes, customer buy programs, and hedging instruments to help control costs. The Company intends to use similar measures in 2009 and beyond. Refer to Note 11, “Financial Instruments” of the Notes to the Consolidated Financial Statements in Item 8 of this report for information related to the Company’s hedging activities.

For 2009, the Company believes that its supplies of raw materials and energy are adequate and available from multiple sources to support its manufacturing requirements. Manufacturing operations for each of the Company’s operating segments are dependent upon natural gas, fuel oil, and electricity.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at December 31, 2008 of $11.9 million. The Company has accrued amounts that do not exceed $3.4 million related to any individual site and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

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

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) and above ground storage tanks (“ASTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 32 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.4 million as of December 31, 2008 and $1.0 million as of December 31, 2007.

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

Executive Officers of the Registrant

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 12, 2009.

Name	Age	Position With Company

Timothy M. Manganello	59	Chairman and Chief Executive Officer
Robin J. Adams	55	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Angela J. D’Aversa	62	Vice President, Human Resources
Daniel CasaSanta	54	Vice President
John J. Gasparovic	51	Vice President, General Counsel & Secretary
Anthony D. Hensel	50	Vice President and Treasurer
Bernd W. Matthes	48	Vice President
Jeffrey L. Obermayer	53	Vice President and Controller
Thomas Waldhier	46	Vice President
Alfred Weber	51	Vice President
Roger J. Wood	46	Vice President

Mr. Manganello has been Chairman of the Board since June 2003 and Chief Executive Officer of the Company since February 2003. He was also President and Chief Operating Officer from February 2002 until February 2003. Mr. Manganello is also a director of Bemis Company, Inc. and he serves as the Board Chairman of Federal Reserve Bank of Chicago, Detroit branch.

Mr. Adams has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer since April 2004. He was Executive Vice President — Finance and Chief Financial Officer of American Axle & Manufacturing Holdings Inc. (“American Axle”) from July 1999 until April 2004. Mr. Adams also is a member of the Supervisory Board of BERU AG.

Mr. CasaSanta has been Vice President of the Company and President and General Manager of BorgWarner TorqTransfer Systems Inc. (“TTS”) since June 2008. He was Vice President and General Manager of Thermal Systems from January 2003 until June 2008.

Ms. D’Aversa has been Vice President, Human Resources since October 2004. She was Acting Vice President, Human Resources from April 2004 until September 2004 and Senior Director, Management and Organization Development from April 2004 until September 2004. She was Director Management & Organization Development from January 1995 until March 2004.

Mr. Gasparovic has been Vice President, General Counsel and Secretary of the Company since January 2007. After working as a private investor from January 2004 until January 2005, he was Senior Vice President and General Counsel of Federal-Mogul Corporation from February 2005 until December 2006. From February 2003 until December 2003, he was Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer and from May 2000 until January 2003 he was Vice President, General Counsel (and Secretary since January 2001) of Roadway Corporation.

Mr. Hensel has been Vice President of the Company since July 2002 and Treasurer since January 2005. He was Vice President, Business Development from July 2002 until December 2004. Mr. Hensel also is a member of the Supervisory Board of BERU AG.

Mr. Matthes has been Vice President of the Company and President and General Manager of BorgWarner Transmission Systems Inc. (“Transmission Systems”) since July 2005. He was General Manager, Operations Europe for Transmission Systems from August 2004 to July 2005. He was Vice President-Operations Europe for Transmission Systems from January 2003 to August 2004. He was General Manager, DualTronic from November 2000 to July 2005.

Mr. Obermayer has been Vice President since December 1999 and Controller since January 2005. He was Vice President and Treasurer of the Company from December 1999 to December 2004.

Mr. Waldhier has been Vice President of the Company since November 2008 and Chief Executive Officer of BERU since October 2007. He was a member of the Management Board of SAS Autosystemtechnik and Executive Vice President and Chief Operating Officer of SAS Automotive from April 2004 to October 2007. He was Vice President of Faurecia Interior Systems from January 2001 to March 2004.

Mr. Weber has been Vice President of the Company since July 2002. He has been President and General Manager of BorgWarner Morse TEC Inc. (“Morse TEC”) since August 2005 and BorgWarner Thermal Systems Inc. since January 2003. He was President and General Manager of BorgWarner Emissions Systems Inc. from July 2002 to July 2005. Mr. Weber also is a member of the Supervisory Board of BERU AG.

Mr. Wood has been Vice President of the Company since January 2001 and President and General Manager of BorgWarner Turbo Systems Inc. and BorgWarner Emissions Systems Inc. since August 2005. He was President and General Manager of Morse TEC from January 2001 to July 2005.

Item 1A.	Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business including its financial performance, financial condition, operating results and cash flows could be materially adversely affected.

Our industry is cyclical and our results of operations will be adversely affected by industry downturns.

Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors including interest rates, consumer credit, and consumer spending and preferences. Further economic decline that results in further significant reduction in automotive or truck production would have a material adverse effect on our sales to original equipment manufacturers.

We have initiated steps to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Further significant declines in the automotive industry and financial declines and restructurings by our significant customers may make it necessary to take further restructuring actions and charges.

We are dependent on market segments that use our key products and would be affected by decreasing demand in those segments.

Some of our products, in particular turbochargers, are currently used primarily in diesel passenger cars and commercial vehicles. Any significant reduction in production in these market segments or loss of business in these market segments could have a material adverse effect on our sales to original equipment manufacturers.

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

Annual price reductions to original equipment manufacturer customers appear to have become a permanent feature of our business environment. To maintain our profit margins, we seek price reductions from our suppliers, improve production processes to increase manufacturing efficiency, update product designs to reduce costs and develop new products, the benefits of which support stable or increased prices. Our ability to pass through increased raw material costs to our original equipment manufacturer customers is limited, with cost recovery often less than 100% and often on a delayed basis. We cannot assure you that we will be able to reduce costs in an amount equal to annual price reductions and increases in raw material costs.

We are sensitive to the effects of our major customers’ labor relations.

All three of our primary North American customers, Ford, Chrysler and General Motors, have major union contracts with the United Automobile, Aerospace and Agricultural Implement Workers of America. Because of domestic original equipment manufacturers’ dependence on a single union, we are affected by labor difficulties and work stoppages at original equipment manufacturers’ facilities. Similarly, a majority of our global customers’ operations outside of North America are also represented by various unions. Any extended work stoppage could have an adverse effect on our business.

Part of our labor force is unionized which could subject us to work stoppages.

As of December 31, 2008, approximately 13% of our U.S. workforce was unionized. Our two domestic collective bargaining agreements are for our Muncie, Indiana plant and our Ithaca and Cortland, New York facilities. The Muncie agreement expires on April 24, 2009. The agreement covering the New York facilities expires in September 2012. The hourly employees at certain of our international facilities are also unionized. While we believe that our relations with our employees are satisfactory, a prolonged dispute with our employees could have an adverse effect on our business.

We are subject to extensive environmental regulations.

Our operations are subject to laws governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. We believe that our business, operations and activities have been and are being operated in compliance in all material respects with applicable environmental, health and safety laws. However, the operation of automotive parts manufacturing plants entails risks in these areas, and we cannot assure you that we will not incur material costs or liabilities as a result. Furthermore, through various acquisitions over the years, we have acquired a number of manufacturing facilities, and we cannot assure you that we will not incur materials costs and liabilities relating to activities that predate our ownership. In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws that may be adopted in the future.

We have contingent liabilities related to environmental, product warranties, regulatory matters, litigation and other claims.

We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws. As a result, as of December 31, 2008, we may be liable for the cost of clean-up and other remedial activities at 35 of these sites.

We work with outside experts to determine a range of potential liability for environmental sites. The ranges for each individual site are then aggregated into a loss range for the total accrued liability. Management’s estimate of the loss range for environmental liability, including conditional asset retirement obligations, for 2008 is between $12.4 million and $26.1 million. We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range. Based on information available to us, we have established an accrual in our financial statements for indicated environmental liabilities, including our conditional asset retirement obligation under FIN 47, with a total balance of $1.4 million at December 31, 2008. We currently expect the substantial portion of this amount to be expended over the next three to five years.

We provide warranties to our customers for some of our products. Under these warranties, we may be required to bear costs and expenses for the repair or replacement of these products. We cannot assure you that costs and expenses associated with these product warranties will not be material, or that those costs will not exceed any amounts accrued for such warranties in our financial statement. Based upon information available to us, we have established an accrual in our financial statements for product warranties of $82.1 million at December 31, 2008.

We are also party to, or have an obligation to defend a party to, various legal proceedings, including those described in Note 15 to the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

We are currently, and may in the future become, subject to legal proceedings and commercial or contractual disputes. These claims typically arise in the normal course of business and may include, but not be limited to, commercial or contractual disputes with our suppliers, intellectual property matters and employment claims. There is a possibility that such claims may have an adverse impact on our business that is greater than we anticipate.

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

We have manufacturing and technical facilities in many regions and countries, including North America, Europe, China, India, South Korea, Japan, and Brazil and sell our products worldwide. For 2008, approximately 68% of our sales were outside North America. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, and fluctuations in foreign currency exchange rates, limitations on the repatriation of funds changing economic conditions, social unrest, political instability and disputes, and international terrorism. Compliance with multiple and potentially conflicting laws and regulations of various countries is burdensome and expensive. See Note 21, “Reporting

Segments and Related Information” to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

We may not realize sales represented by awarded business.

We base our growth projections, in part, on commitments made by our customers. These commitments generally renew yearly during a program life cycle. If actual production orders from our customers do not approximate such commitments, it could adversely affect our business.

We are impacted by the rising cost of providing pension and other post employment benefits.

The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other post employment benefits. To partially address this impact, we announced adjustments to certain retiree medical and pension plans to be effective January 1, 2009. See Note 12, “Retirement Benefit Plans” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

Certain defined benefit pension plans we sponsor are currently underfunded.

We sponsor certain defined benefit pension plans worldwide that are underfunded and will require cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. See Note 12, “Retirement Benefit Plans” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

Negative or unexpected tax consequences could adversely affect our business.

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax accruals that could adversely affect our financial performance.

Additionally, we are subject to tax audits by governmental authorities in the U.S. and numerous non-U.S. jurisdictions. Because the results of tax audits are inherently uncertain, negative or unexpected results from one or more such tax audits could adversely affect our business.

We rely on sales to major customers.

We rely on sales to original equipment manufacturers around the world. Supply to several of these customers requires significant investment by the Company in working capital, plant and equipment. Some of our customers are rated by the credit rating agencies as below investment grade. The loss of sales to a major customer, due to any of a variety of factors including non-renewal of purchase orders, the customer’s financial hardship or other unforeseen reasons, could adversely affect our business.

Furthermore, some of our sales are concentrated. Our worldwide sales in 2008 to Volkswagen and Ford constituted approximately 19% and 9%, respectively, of our 2008 consolidated sales.

Suppliers’ economic distress could result in the disruption of our operations and have a material effect on our business.

Unfavorable industry conditions such as lower production volumes; credit tightness; changes in foreign currencies; raw material, commodity, transportation, and energy price escalation; drastic changes in consumer preferences; and others could adversely affect our supply chain, and sometimes with little advanced notice. These conditions could also result in increased commercial disputes and supply interruption risks. In certain instances, it would be difficult and expensive for us to change suppliers that are critical to our business. On occasion, we must provide financial support to distressed suppliers or take other measures to protect our supply lines. While we have taken definite actions to mitigate these factors, we can not predict with certainty the potential adverse effects these costs might have on our business.

We continue to face highly volatile commodity costs used in the production of our products.

The Company uses a variety of commodities (including steel, nickel, copper, aluminum, plastic resins, other raw materials and energy) and materials purchased in various forms such as castings, powder metal, forgings, stampings, and bar stock. Increasing commodity costs will have an impact on our results. We have sought to alleviate the impact of increasing costs by selectively hedging certain commodity exposures or by including a material pass-through provision in our customer contracts wherever possible. Customers frequently challenge these contractual provisions and rarely pay the full cost of any materials increases. The continuation of this practice would adversely affect our business.

From time to time, commodity prices may also fall rapidly. When this happens, suppliers may withdraw capacity from the market until prices improve which may cause periodic supply interruptions. The same may be true of our transportation carriers and energy providers.

We could be adversely affected by supply shortages of components from our suppliers.

In an effort to manage and reduce the cost of purchased goods and services, we have been rationalizing our supply base. As a result, we are dependent on fewer sources of supply for certain components used in the manufacture of our products. The Company selects suppliers based on total value (including total landed price, quality, delivery, and technology), taking into consideration their production capacities and financial condition. We expect that they will deliver to our stated written expectations.

However, there can be no assurance that capacity limitations, labor unrest, weather emergencies, commercial disputes, government actions, riots, wars, sabotage, non-conforming parts, acts of terrorism, “Acts of God”, or other problems experienced by our suppliers will not result in occasional shortages or delays in their supply of components to us. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to meet the production schedules for some of our key products and could miss customer delivery expectations. This would adversely affect our customer relations and business.

A downgrade in the ratings of our debt could restrict our ability to access the debt capital markets.

Changes in the ratings that rating agencies assign to our debt may ultimately impact our access to the debt capital markets and the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the debt capital markets would become restricted. The tightening in the credit markets and the low level of liquidity in many financial markets due to the current turmoil in the financial and banking industries could also affect our access to the debt capital markets. In the event the Company is unable to access the debt capital markets, we would have the ability to draw on our $600 million revolving credit facility; however, this agreement is scheduled to expire July 22, 2009.

Additionally, our revolving credit agreement includes an increase in interest rates if the ratings for our debt are downgraded. Further, an increase in the level of our indebtedness and related interest costs may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.

Conditions in the automotive industry may adversely affect our business.

Our financial performance depends on conditions in the global automotive industry. Ford Motor Company, General Motors Corporation and Chrysler LLP (collectively “the Detroit 3”) have experienced declining market shares and are burdened with significant structural costs that have affected their profitability and labor relations and may ultimately result in severe financial difficulty, including possible bankruptcy. If the Detroit 3 cannot fund their operations or if major customers reach similar levels of financial distress we may incur significant write-offs of accounts receivable, incur impairment charges or require additional restructuring actions beyond those already taken. Automakers across Europe are also experiencing difficulties from a weakened economy and tightening credit markets. If our customers reduce their orders to us, it would adversely affect our results of operations. A prolonged downturn in the North American or European automotive industries or a significant product mix shift due to consumer demand could require us to shut down plants or incur impairment charges. Continued uncertainty relating to the financial condition of the Detroit 3 and other automakers would have a negative impact on our business.

We are subject to possible insolvency of financial counterparties.

The Company engages in numerous financial transactions and contracts including insurance policies, letters of credit, credit line agreements, financial derivatives, and investment management agreements involving various counterparties. The Company is subject to the risk that one or more of these counterparties may become insolvent and therefore be unable to discharge its obligations under such contracts.

We are subject to possible insolvency of outsourced service providers.

The Company relies on third party service providers for administration of workers’ compensation claims, health care benefits, pension benefits, stockholder and bondholder registration and similar services. These service providers contribute to the efficient conduct of the Company’s business, so the Company could be adversely affected in the event of insolvency of one or more of these service providers.

A variety of other factors could adversely affect our business.

Any of the following could materially and adversely affect our business: the loss of or changes in supply contracts or sourcing strategies of our major customers or suppliers; start—up expenses associated with new vehicle programs or delays or cancellation of such programs, underutilization of our manufacturing facilities, which can be dependent on a single product line or customer; inability to recover engineering and tooling costs; market and financial consequences of recalls that may be required on products we supplied; delays or difficulties in new product development; the possible introduction of similar or superior technologies by others; and global overcapacity and vehicle platform proliferation.

Item 1B.	Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2008 fiscal year and that remain unresolved.

Item 2.	Properties

As of December 31, 2008, the Company had 60 manufacturing, assembly, and technical locations worldwide. In addition to its 14 U.S. manufacturing locations, the Company has 10 locations in Germany; five locations in each of India and Korea; three locations in each of the United Kingdom, France, China, and Japan; and one location in each of Brazil, Canada, Hungary, Ireland, Italy, Monaco, Mexico, Poland, Spain, and Taiwan. The Company also has several sales offices, warehouses and technical centers. The Company’s worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs.

The following is additional information concerning the principal manufacturing, assembly, and technical facilities operated by the Company, its subsidiaries, and affiliates.(a)

ENGINE

Americas:	Europe:	Asia:

Asheville, North Carolina	Arcore, Italy	Aoyama, Japan
Auburn Hills, Michigan	Bradford, England	Changwon, South Korea(b)
Cadillac, Michigan	Bretten, Germany	Chennai, India
Campinas, Brazil	Chazelles, France	Chungju-City, South Korea
Cortland, New York	Diss, England	Kakkalur, India
Dixon, Illinois	Kandel, Germany(b)	Nabari City, Japan
Fletcher, North Carolina	Kirchheimbolanden, Germany	Ningbo, China
Guadalajara, Mexico	La Ferte Mace, France	Pune, India
Ithaca, New York	Ludwigsburg, Germany	Pyongtaek, South Korea(b)
Marshall, Michigan	Markdorf, Germany	Tainan Shien, Taiwan
Sallisaw, Oklahoma	Muggendorf, Germany
Simcoe, Ontario, Canada	Neuhaus, Germany
Oroszlany, Hungary
Rzeszow, Poland
Tralee, Ireland
Vitoria, Spain

DRIVETRAIN

Americas:	Europe:	Asia:

Addison, Illinois(b)	Arnstadt, Germany	Beijing, China
Auburn Hills, Michigan	Heidelberg, Germany	Eumsung, South Korea
Bellwood, Illinois	Ketsch, Germany	Fukuroi City, Japan
Frankfort, Illinois	Margam, Wales(d)	Ningbo, China
Livonia, Michigan	Principality of Monaco	Ochang, South Korea(b)
Longview, Texas	Tulle, France	Pune, India
Muncie, Indiana(c)		Shanghai, China
Seneca, South Carolina		Sirsi, India
Water Valley, Mississippi

(a)	The table excludes joint ventures owned less than 50% and administrative offices in Auburn Hills, Michigan USA and Shanghai, China.

(b)	Indicates leased land rights or a facility.

(c)	Announced closure plans for 2009.

(d)	Announced closure plans for 2010.

Item 3.	Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. Refer to Note 15, “Contingencies” of the Notes to the Consolidated Financial Statements in Item 8 of this report for a discussion of environmental, asbestos and other litigation.

In January 2006, BorgWarner Diversified Transmission Products Inc (“DTP”), a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which does not expire until April 24, 2009. Thus, the amendments were untimely. In 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.

The Company has communicated its plan to reduce the level of benefits provided to the retirees to make them comparable to other Company retiree benefit plans. The change will be effective following expiration of the health insurance agreement in April 24, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company’s security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 6, 2009, there were 2,463 holders of record of Common Stock.

The Company has increased its declared dividend during each of the last seven years. Cash dividends declared and paid per share, adjusted for stock splits in 2004 and 2007, were as follows:

	2008	2007	2006	2005	2004

Dividend Amount	$0.44	$0.34	$0.32	$0.28	$0.25

While the Company currently expects that the 2009 quarterly cash dividend of $0.12 per share ($0.48 per year) will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.

High and low sales prices* (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 2007 and 2008 were:

Quarter Ended	High	Low

March 31, 2007	$39.31	$29.02
June 30, 2007	$43.43	$36.63
September 30, 2007	$48.08	$37.73
December 31, 2007	$53.00	$46.11
March 31, 2008	$51.39	$40.16
June 30, 2008	$55.99	$42.30
September 30, 2008	$45.54	$30.82
December 31, 2008	$32.69	$15.00

* All amounts have been restated, per the 2-for-1 stock split that was effected through a stock dividend on December 17, 2007.

The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index, companies within BorgWaner’s peer group, and companies within Standard Industrial Code (“SIC”) 3714 — Motor Vehicle Parts.

This graph assumes the investment of $100 on September 1, 2003 and the reinvestment of all dividends since that date.

5 Year Cumulative Total Return (%)

BWA, S&P 500 and Peer Group data gleaned from Capital IQ; SIC Code Index gleaned from Research Data Group

	2003	2004	2005	2006	2007	2008
BorgWarner Inc.(1)	100.00	128.95	145.86	143.55	237.45	108.08
S&P 500(2)	100.00	108.99	112.27	127.56	132.06	81.23
SIC Code Index(3)	100.00	109.81	93.13	108.37	114.92	52.88
Peer Group(4)	100.00	106.56	103.25	117.89	127.17	53.08

(1)	BorgWarner Inc.

(2)	S&P 500 — Standard & Poor’s 500 Total Return Index

(3)	Standard Industrial (“SIC”) 3714-Motor Vehicle Parts

(4)	Peer Group Companies — Consists of the following companies:
American Axle & Manufacturing Holdings, Inc., Arvin Meritor Inc., Autoliv Inc., Gentex Corp., Johnson Controls Inc., Lear Corporation, Magna International, Inc., Modine Manufacturing Co., Tenneco Automotive, Inc., TRW Automotive Holdings Corp. and Visteon Corporation

Repurchases of Equity Securities

The Company’s Board of Directors previously authorized the purchase of up to 9.8 million shares (adjusted for the company’s 2007 two-for-one stock split) of the Company’s common stock. As of December 31, 2008, the Company has repurchased 5,422,428 shares.

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

The following table provides information about Company purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2008, at a total cost of $7.4 million:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased	Maximum Number of Shares
	Total Number	Average Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced	Purchased Under
Period	Purchased	Share	Plans or Programs	the Plans or Programs

Month Ended October 31, 2008	230,000	$23.81	230,000	4,463,072
Month Ended November 30, 2008	85,500	23.04	85,500	4,377,572
Month Ended December 31, 2008	—	—	—	4,377,572

Total	315,500	$23.60	315,500	4,377,572

Note: all purchases were made on the open market.

Equity Compensation Plan Information

As of December 31, 2008, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock, and the number of securities remaining available for issuance were as follows:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
	Restricted Common Stock,	Restricted Common Stock,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,459,201	$29.65	1,648,449
Equity compensation plans not approved by security holders	—	—	—
Total	6,459,201	$29.65	1,648,449

Item 6.	Selected Financial Data

Refer to Note 21, “Reporting Segments and Related Information” of the Notes to the Consolidated Financial Statements in Item 8 of this report for Selected Financial Data for the five years ended December 31, 2008. See the material in response to Item 7 of this report for a discussion of the factors that materially affect the comparability of the information contained in such data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, air quality and vehicle stability. They are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (i.e. passenger cars, sport-utility vehicles (“SUVs”), cross-over vehicles, vans and light trucks). Our products are also manufactured and sold to OEMs of commercial trucks, buses and agricultural and off-highway vehicles. We also manufacture for and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light and commercial vehicles. We operate manufacturing facilities serving customers in the Americas, Europe and Asia, and are an original equipment supplier to every major automaker in the world.

The Company’s products fall into two reporting segments: Engine and Drivetrain. The Engine segment’s products include turbochargers, timing chain systems, air management, emissions systems, thermal systems, as well as diesel and gas ignition systems. The Drivetrain segment’s products include all-wheel drive transfer cases, torque management systems, and components and systems for automated transmissions.

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

RESULTS OF OPERATIONS

Overview

A summary of our operating results for the years ended December 31, 2008, 2007 and 2006 is as follows:

millions of dollars, except per share data
Year Ended December 31,	2008	2007	2006

Net sales	$5,263.9	$5,328.6	$4,585.4
Cost of sales	4,425.4	4,378.7	3,735.5

Gross profit	838.5	949.9	849.9
Selling, general and administrative expenses	542.9	531.9	498.1
Restructuring expense	127.5	—	84.7
Goodwill impairment charge	156.8	—	—
Other income	(3.1)	(6.8)	(7.5)

Operating income	14.4	424.8	274.6
Equity in affiliates’ earnings, net of tax	(38.4)	(40.3)	(35.9)
Interest expense and finance charges	38.8	34.7	40.2

Earnings before income taxes and minority interest	14.0	430.4	270.3
Provision for income taxes	33.3	113.9	32.4
Minority interest, net of tax	16.3	28.0	26.3

Net earnings (loss)	$(35.6)	$288.5	$211.6

Earnings (loss) per share — diluted	$(0.31)	$2.45	$1.83

A summary of major factors impacting the Company’s net earnings for the year ended December 31, 2008 in comparison to 2007 and 2006 is as follows:

•	Global financial market and economic crisis in the second half of 2008 significantly impacted consumer demand for light vehicles and negatively impacted our sales.

•	Continued demand for our products in both Engine and Drivetrain segments.

•	Lower North American production of light trucks and SUVs.

•	Continued benefits from our cost reduction programs, including containment of raw material and energy cost increases, health care cost inflation and the costs related to global expansion.

•	Restructuring expenses in the third and fourth quarters of 2006 to adjust headcount and capacity levels, primarily in North America and primarily in the Drivetrain segment.

•	Restructuring expenses in the third and fourth quarters of 2008 to adjust headcount and capacity levels, in North America, Europe and Asia.

•	The write-offs of the excess purchase price allocated to in-process research and development (“IPR&D”), order backlog and beginning inventory related to the 2007 acquisition of approximately 12.8% of BERU AG (“BERU”) stock and the 2008 completion of a Domination and Profit Transfer Agreement (“DPTA”) between the Company and BERU.

•	The write-offs of the excess purchase price allocated to IPR&D, order backlog and beginning inventory related to the 2006 acquisition of the European Transmission and Engine Controls (“ETEC”) product lines from Eaton in Monaco.

•	Favorable currency impact of $13.0 million, $15.2 million and $0.4 million in 2008, 2007 and 2006, respectively.

•	Adjustments to tax accounts in 2008, 2007 and 2006 upon conclusion of certain tax audits and changes in circumstances, including changes in tax laws.

•	An approximate $14 million provision in 2007 for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.

•	An approximate $23.5 million warranty-related issue associated with the company’s transmission product sold in Europe, limited to mid-2007 through May 2008 production.

•	An €111.5 million $(156.8 million) impairment charge in 2008 to adjust BERU’s goodwill to its estimated fair value.

•	Recognition in 2008 of a $4.0 million charge related to an untimely change in the level of benefits provided to BorgWarner Diversified Transmission Products Inc (“DTP”) retirees.

•	The establishment of a valuation allowance for foreign tax credit carryforwards in 2008 of $13.5 million.

The Company’s earnings (loss) per diluted share were $(0.31), $2.45 and $1.83 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings per diluted share:

Year Ended December 31,	2008	2007	2006

Non-recurring or non-comparable items:
Goodwill impairment charge	$(1.35)	$—	$—
Restructuring expense	(0.72)	—	(0.41)
Transmission product related warranty charge	(0.14)	—	—
Tax valuation allowance	(0.12)	—	—
Write-off of the excess purchase price
allocated to IPR&D, order backlog and beginning
inventory associated with acquisitions	(0.04)	(0.02)	(0.02)
Net gain from divestitures	—	—	0.03
Adjustments to tax accounts	0.02	0.03	0.19
Retiree healthcare litigation outcome	(0.03)	—	—

Total impact to earnings per share — diluted:	$(2.38)	$0.01	$(0.21)

The Company’s effective tax rate, after giving tax effect to the non-recurring or non-comparable items shown above, was 23.0%, 27.1%, and 26.0% for 2008, 2007, and 2006, respectively.

Net Sales

The table below summarizes the overall worldwide global light vehicle production percentage changes for 2008 and 2007:

Worldwide Light Vehicle Year Over Year Increase (Decrease) in Production

	2008	2007

North America*	(15.8)%	(1.5)%
Europe*	(4.5)%	5.6%
Asia*	2.4%	7.1%
Total Worldwide*	(3.7)%	5.0%
BorgWarner year over year net sales change	(1.2)%	16.2%

*	Data provided by CSM Worldwide.

Our net sales decrease in 2008 of 1.2% was slightly better than the estimated worldwide market production decrease of 3.7%. Our net sales increase in 2007 of 16.2% was strong in light of the estimated worldwide market production increase of 5.0%. The effect of changing currency rates had a positive impact on the Company’s net sales and net earnings in 2008 and 2007. The effect of non-U.S. currencies, primarily the Euro, increased net sales by $191.0 million and reduced the Company’s net loss by $13.0 million in 2008. In 2007, non-U.S. currencies, primarily the Euro, added $262.1 million to net sales and $15.2 million to net earnings. The year over year decrease in net sales, excluding the favorable impact of currency, was 4.8% in 2008. The year over year increase in net sales, excluding the favorable impact of currency, was 10.5% in 2007.

Consolidated net sales included sales to Volkswagen of approximately 19%, 15%, and 13%; to Ford of approximately 9%, 12%, and 13%; and to Daimler of approximately 6%, 6%, and 11% for the years ended December 31, 2008, 2007 and 2006, respectively. Daimler divested Chrysler in 2007. Both of our reporting segments had significant sales to all three of the customers listed above. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated sales in any year of the periods presented.

Outlook

The Company is very cautious about 2009. The recent crisis in the financial sector and deteriorating global economic conditions have increased uncertainty about automotive vehicle sales in every geographic region of the world. The Company expects the unprecedented current global economic environment to continue to affect near-term results and to create difficult conditions through 2009.

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

The impact of non-U.S. currencies is currently expected to be a decline in 2009. When the recovery from current global economic conditions occur, we expect long-term sales and net earnings growth to resume to historical rates.

Results By Reporting Segment

The Company’s business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.

The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of projected earnings before interest and taxes (“EBIT”) adjusted for taxes compared to the projected average capital investment required.

EBIT is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. EBIT is defined as earnings before interest, taxes and minority interest. “Earnings” is intended to mean net earnings as presented in the Consolidated Statements of Operations under GAAP.

The Company believes that EBIT is useful to demonstrate the operational profitability of its segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by the Company to determine resource allocation within the Company. Although the Company believes that EBIT enhances understanding of its business and performance, it should not be considered an alternative to, or more meaningful than, net earnings or cash flows from operations as determined in accordance with GAAP.

The following tables present net sales and Segment EBIT by segment for the years 2008, 2007 and 2006:

Net Sales

millions of dollars
Year Ended December 31,	2008	2007	2006

Engine	$3,861.5	$3,761.3	$3,154.9
Drivetrain	1,426.4	1,598.8	1,461.4
Inter-segment eliminations	(24.0)	(31.5)	(30.9)

Net sales	$5,263.9	$5,328.6	$4,585.4

Earnings Before Interest and Taxes

millions of dollars
Year Ended December 31	2008	2007	2006

Engine	$394.9	$418.0	$365.8
Drivetrain	(4.9)	118.1	90.6

Segment earnings before interest and taxes (“Segment EBIT”)	390.0	536.1	456.4
Restructuring expense	(127.5)	—	(84.7)
Goodwill impairment charge	(156.8)	—	—
Corporate, including equity in affiliates’ earnings	(52.9)	(71.0)	(61.2)

Consolidated earnings before interest and taxes (“EBIT”)	52.8	465.1	310.5
Interest expense and finance charges	38.8	34.7	40.2

Earnings before income taxes and minority interest	14.0	430.4	270.3
Provision for income taxes	33.3	113.9	32.4
Minority interest, net of tax	16.3	28.0	26.3

Net earnings (loss)	$(35.6)	$288.5	$211.6

The Engine segment 2008 net sales were up 2.7% from 2007, with a 5.5% decrease in Segment EBIT over the same period. The Engine segment continued to benefit from Asian automaker demand for turbochargers and timing systems, European automaker demand for turbochargers, timing systems, exhaust gas recirculation (“EGR”) valves and diesel engine ignition systems. This benefit was offset by lower North American production of light truck and sport-utility vehicles. The Segment EBIT margin was 10.2% in 2008, down from 11.1% in 2007 (which includes the one-time write-off in 2008 of the excess purchase price allocated to BERU’s IPR&D, order backlog and inventory), due to the significant reduction in customer production schedules in the U.S. and European markets, and increased costs for raw materials, principally steel.

The Engine segment 2007 net sales were up 19.2% from 2006, with a 14.3% increase in Segment EBIT over the same period. The Engine segment continued to benefit from Asian automaker demand for turbochargers and timing systems, European automaker demand for turbochargers, timing systems, exhaust gas recirculation (“EGR”) valves and diesel engine ignition systems, the continued roll-out of its variable cam timing systems with General Motors high-value V6 engines, stronger EGR valve sales in North America, and higher turbocharger and thermal products sales due to stronger global commercial vehicle production. The Segment EBIT margin was 11.1% in 2007 down from 11.6% in 2006 (which includes the one-time write-off in 2007 of the excess purchase price allocated to BERU’s IPR&D, order backlog and inventory), due to the significant reduction in customer production schedules in the U.S. market and increased costs for raw materials, principally nickel.

The Drivetrain segment 2008 net sales decreased 10.8% from 2007 with a 104.1% decrease in Segment EBIT over the same period. The group was negatively impacted by lower U.S. production of light trucks and SUVs equipped with its torque transfer products and lower sales of its traditional transmission products. Segment EBIT margin was (0.3)% in 2008, down from 7.4% in the prior year, due to the combined effect of DCT product start-up cost pressures and lower North American production of light trucks and sport-utility vehicles equipped with its torque transfer products.

The Drivetrain segment 2007 net sales increased 9.4% from 2006 with a 30.4% increase in Segment EBIT over the same period. The segment continued to benefit from growth outside of North America including the continued ramp up of dual-clutch transmission and torque transfer product sales in Europe. In the U.S., the group was negatively impacted by lower production of light trucks and SUVs equipped with its torque transfer products and lower sales of its traditional transmission products. Segment EBIT margin was 7.4% in 2007, up from 6.2% in the prior year, due to the benefits of restructuring in its North American operations and growth outside of the U.S.

Corporate is the difference between calculated total Company EBIT and the total of the Segments’ EBIT. It represents corporate headquarters’ expenses, expenses not directly attributable to the individual segments and equity in affiliates’ earnings. This net expense was $52.9 million in 2008, $71.0 million in 2007 and $61.2 million in 2006.

Other Factors Affecting Results of Operations

The following table details our results of operations as a percentage of sales:

Year Ended December 31,	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	84.1	82.2	81.5

Gross profit	15.9	17.8	18.5
Selling, general and administrative expenses	10.3	10.0	10.9
Restructuring expense	2.4	—	1.8
Goodwill impairment charge	3.0	—	—
Other income	(0.1)	(0.2)	(0.2)

Operating income	0.3	8.0	6.0
Equity in affiliates’ earnings, net of tax	(0.7)	(0.8)	(0.8)
Interest expense and finance charges	0.7	0.7	0.9

Earnings before income taxes and minority interest	0.3	8.1	5.9
Provision for income taxes	0.7	2.2	0.7
Minority interest, net of tax	0.3	0.5	0.6

Net earnings (loss)	(0.7)%	5.4%	4.6%

Gross profit as a percentage of net sales was 15.9%, 17.8% and 18.5% in 2008, 2007 and 2006, respectively. Our gross profit decrease in 2008 is due to unfavorable product mix as a result of the sudden decline in the North American and European automotive markets, including a 15.8% decrease in light truck and SUV production in North America. The Company has restructured its North American and European operations in the third and fourth quarters of 2008 to align the Company’s workforce with forecasted production.

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 10.3%, 10.0% and 10.9% in 2008, 2007 and 2006 respectively. The 2008 increase in SG&A as a percentage of net sales was primarily due to $8.0 million of amortization for the recognition of the remaining 17.8% of the fair value of BERU. $3.3 million of the amortization recognized in the second quarter of 2008 is for the immediate write off of in process R&D and order backlog, the remaining $4.7 million increase is amortization on other intangible assets. The Company also recorded an increase in bad debt expense of $2.7 million in 2008 related to a decline in the financial condition of certain customers.

Research and development (“R&D”) is a major component of our SG&A expenses. R&D spending, net of customer reimbursements, was $205.7 million, or 3.9% of sales in 2008, compared to $210.8 million, or 4.0% of sales in 2007, and $187.7 million, or 4.1% of sales in 2006. We currently intend to continue to increase our spending in R&D, although the growth rate in the future may not necessarily match the rate of our sales growth. We also intend to continue to invest in a number of cross-business R&D programs, as well as a number of other key programs, all of which are necessary for short and long-term growth. Our current long-term expectation for R&D spending is approximately 4.0% of sales. We intend to maintain our commitment to R&D spending while continuing to focus on controlling other SG&A costs.

Restructuring expense of $127.5 million in 2008 and $84.7 million in 2006 was in response to declines in global customer production levels, customer restructurings and a subsequent evaluation of our headcount levels in North America, Europe and Asia (in 2008 only) and our long-term capacity needs.

On July 31, 2008, the Company announced a restructuring of its operations to align ongoing operations with a continuing, fundamental market shift in the auto industry. As a continuation of the Company’s third quarter restructuring, on December 11, 2008, the Company announced plans for additional restructuring actions. As a result of these third and fourth quarter restructuring actions, the Company has reduced its North American workforce by approximately 2,400 people, or 33%; its European workforce by approximately 1,600 people, or 18%; and its Asian workforce by approximately 400 people, or 17%. The restructuring expense recognized for employee termination benefits is $54.6 million, of which $10.3 million was paid out in the third and fourth quarters of 2008. The remaining liability will be paid out by the middle of 2010. In addition to employee termination costs, the Company recorded $72.9 million of asset impairment charges related to the North American and European restructuring. The combined restructuring expenses of $127.5 million are broken out by segment as follows: Engine $85.3 million, Drivetrain $40.9 million and Corporate $1.3 million. Refer to Note 19, “Restructuring” of the Notes to the Consolidated Financial Statements in Item 8 of this report for further discussion.

On September 22, 2006, the Company announced the reduction of its North American workforce by approximately 850 people, or 13%, spread across its 19 operations in the U.S., Canada and Mexico. This third quarter reduction of the North American workforce addressed an immediate need to adjust employment levels to meet customer restructurings and significantly lower production schedules going forward. In addition to employee related costs of $6.7 million, the Company recorded $4.8 million of asset impairment charges related to the North American restructuring. The third quarter restructuring expenses of $11.5 million broken out by segment were as follows: Engine $7.3 million, Drivetrain $3.6 million and Corporate $0.6 million.

During the fourth quarter 2006, the Company evaluated the competitiveness of its North American facilities, as well as its long-term capacity needs. As a result, the Company will be closing the drivetrain plant in Muncie, Indiana and has adjusted the carrying values of other assets, primarily related to its four-wheel drive transfer case product line. Production activity at the Muncie facility is scheduled to cease no later than the expiration of the current labor contract in April 24, 2009. As a result of the fourth quarter restructuring, the Company recorded employee related costs of $14.8 million, asset impairments of $51.6 million and pension curtailment expense of $6.8 million. The fourth quarter restructuring expenses of $73.2 million broken out by segment were as follows: Engine $5.9 million and Drivetrain $67.3 million.

Other income was $(3.1) million, $(6.8) million and $(7.5) million in 2008, 2007 and 2006, respectively. The 2008 income was comprised primarily of interest income, offset by the realization of a loss on the sale of a product line and other asset disposals. The 2007 income was comprised primarily of interest income. The 2006 income was comprised primarily of a $(4.8) million gain from a previous divestiture and $(3.2) million of interest income.

Equity in affiliates’ earnings, net of tax was $38.4 million, $40.3 million and $35.9 million in 2008, 2007 and 2006, respectively. This line item is primarily driven by the results of our 50% owned Japanese joint venture, NSK-Warner, and our 32.6% owned Indian joint venture, Turbo Energy Limited (“TEL”). For more discussion of NSK-Warner, see Note 6 of the Consolidated Financial Statements.

Interest expense and finance charges were $38.8 million, $34.7 million and $40.2 million in 2008, 2007 and 2006, respectively. The increase in 2008 expense over 2007 expense was primarily due to costs related to BERU’s DPTA. The decrease in 2007 expense over 2006 expense was primarily due to reduced debt levels.

The provision for income taxes resulted in an effective tax rate for 2008 of 237.9% compared with rates of 26.5% in 2007 and 12.0% in 2006. The effective tax rate of 237.9% for 2008 differs from the U.S. statutory rate primarily due to the non-deductibility of the $156.8 million impairment charge in 2008 related to BERU goodwill; a reduction in U.S. income; foreign rates, which differ from those in the U.S.; the realization of certain business tax credits including R&D and foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings. If the effects of tax accrual changes and the Company’s third quarter $13.5 million valuation allowance are not taken into account, the Company’s effective tax rate associated with its on-going business operations was 23.0%. This rate was lower than the 2007 tax rate for on-going operations of 27.1% primarily due to the decline in U.S. earnings.

Minority interest, net of tax of $16.3 million decreased by $11.7 million from 2007 and by $10.0 million from 2006. The decrease is primarily related to the Company’s DPTA with BERU, giving BorgWarner full control of BERU.

LIQUIDITY AND CAPITAL RESOURCES

Capitalization

millions of dollars	2008	2007	% Change

Notes payable	$183.8	$63.7
Current portion of long-term debt	136.9	—
Long-term debt	459.6	572.6

Total debt	780.3	636.3	22.6%

Minority interest in consolidated subsidiaries	31.5	117.9
Total stockholders’ equity	2,006.0	2,321.1

Total capitalization	$2,817.8	$3,075.3	(8.4)%

Total debt to capital ratio	27.7%	20.7%

The Company intends to settle the current portion of long-term debt (due February 17, 2009) of $136.9 million with cash on hand, cash from operations and affiliate dividend receipts.

The $144.0 million increase in debt was primarily due to the $133.6 million acquisition of additional shares of BERU.

Stockholders’ equity decreased by $315.1 million in 2008 as follows:

millions of dollars

Balance, January 1, 2008	$2,321.1
Net loss	(35.6)
Currency translation and hedged instruments	(136.9)
Defined benefit post employment plans	(74.7)
Treasury stock purchases, net of options exercised	(40.9)
Dividend payments	(51.1)
Other	24.1

Balance, December 31, 2008	$2,006.0

The currency translation component of other comprehensive income decreased in 2008 primarily due to the weakening of the Euro, Korean Won and British Pound in relation to the U.S. Dollar.

Operating Activities

Net cash provided by operating activities was $400.8 million, $603.5 million and $442.1 million in 2008, 2007 and 2006, respectively. The $202.7 million decrease in 2008 from 2007 was primarily due to lower earnings and increased working capital needs. The $161.4 million increase in 2007 from 2006 was primarily due to higher earnings and improved working capital usage. The $400.8 million of net cash provided by operating activities in 2008 consists of a net loss of $35.6 million, increased for non-cash charges of $530.7 million and a $94.3 million decrease in net operating assets and liabilities. Non-cash charges are primarily comprised of $286.8 million in depreciation and amortization expense and a $156.8 million goodwill impairment charge.

Accounts receivable and accounts payable and accrued expenses decreased a total of $163.9 million and $195.6 million, respectively, excluding the impact of currency, due to lower business levels, particularly in North America and Europe. Certain of our European customers tend to have longer payment terms than our North American customers. Inventory increased by $26.3 million excluding the impact of currency, while our full year average inventory turns decreased to 9.8 times from 10.5 in 2007.

Investing Activities

Net cash used in investing activities was $485.1 million, $368.0 million and $341.1 million in 2008, 2007 and 2006, respectively. Capital expenditures, including tooling outlays (“capital spending”) of $369.7 million in 2008, or 7.0% of sales, increased $75.8 million over the 2007 level of $293.9 million, or 5.5% of sales. Selective capital spending remains an area of focus for us, both in order to support our book of new business and for cost reduction and other purposes. Heading into 2009, we plan to continue to spend capital to support the launch of our new applications and for cost reductions and productivity improvement projects, but at levels considerably lower than 2008.

In 2008, the Company purchased approximately 1.34 million BERU shares, at a cost of $133.6 million. See Note 20, “Recent Transactions” for further information.

The Company acquired approximately 12.8% of additional BERU shares in 2007 for $138.8 million, including transaction fees.

In 2006, the Company acquired the ETEC product lines from Eaton for $63.7 million, net of cash acquired.

Financing Activities and Liquidity

Liquidity: The Company had $103.4 million of cash on hand at December 31, 2008. The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 22, 2009. We intend to extend or renew our existing multi-currency credit facility with terms sufficient for our ongoing financing needs before July 22, 2009. However, if the Company is unable to negotiate a new credit facility or similar access to credit lines, it could adversely affect the Company’s ability to operate. At December 31, 2008 and December 31, 2007 there were no outstanding borrowings under the facility. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The two key covenants of the credit agreement are a net worth test and a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test. The Company was in compliance with all covenants at December 31, 2008 and expects to be compliant in future periods. In addition to the credit facility, the Company has $750 million available under a universal shelf registration statement on file with the Securities and Exchange Commission under which a variety of debt and equity instruments could be issued. The Company also has access to the commercial paper market through a $50 million accounts receivable securitization facility, which is rolled over annually. The current facility matures on April 25, 2009. From a credit quality perspective, the Company has an investment grade credit rating of BBB from Standard & Poor’s and Baa3 from Moody’s. The current outlook from Standard & Poor’s is negative and we are under review for a potential further downgrade from Moody’s. None of the Company’s debt agreements require accelerated repayment in the event of a decrease in credit ratings.

The Company’s significant contractual obligation payments at December 31, 2008 are as follows:

millions of dollars	Total	2009	2010-2011	2012-2013	After 2013

Other post employment benefits excluding pensions(a)	$853.1	$30.8	$66.0	$66.0	$690.3
Unfunded pension plans(b)	61.6	5.4	9.8	11.4	35.0
Notes payable and long-term debt	782.7	320.7	8.1	4.4	449.5
Projected interest payments(c)	321.7	29.5	47.9	47.9	196.4
Non-cancelable operating leases(d)	65.9	24.3	16.3	13.6	11.7
Capital spending obligations	63.2	63.2	—	—	—
Inventory purchase obligations	13.2	13.2	—	—	—
Income tax payments(e)	56.7	56.7	—	—	—
Domination and Profit Transfer Agreement(f)	44.0	44.0	—	—	—
Environmental(g)	13.3	5.9	3.0	3.0	1.4

Total	$2,275.4	$593.7	$151.1	$146.3	$1,384.3

(a)	Other post employment benefits excluding pensions include anticipated future payments to cover retiree medical and life insurance benefits. See Note 12 to the Consolidated Financial Statements for disclosures related to the Company’s pension and other post employment benefits.

(b)	Amount contained in “After 2013” column includes estimated payments through 2018. Since the timing and amount of payments for funded defined benefit pension plans are not certain for future years, such payments have been excluded from this table. The Company expects to contribute a total of $10 million to $20 million into all defined benefit pension plans during 2009. See Note 12 to the Consolidated Financial Statements for disclosures related to the Company’s pension and other post employment benefits.

(c)	Projection is based upon actual fixed rates w here appropriate, and a projected floating rate for the variable rate portion of the total debt portfolio. The floating rate projection is based upon current market conditions and rounded to the nearest 50th basis point (0.50%), w hich is 4.5% for this purpose. Projection is also based upon debt being redeemed upon maturity.

(d)	2009 includes $7.7 million for the guaranteed residual value of production equipment w ith a lease that expires in 2009. Please see Note 16 to the Consolidated Financial Statements for details concerning this lease.

(e)	See Note 4 to the Consolidated Financial Statements for disclosures related to the Company’s income taxes.

(f)	See Note 20 to the Consolidated Financial Statements for disclosures related to the Company’s Domination and Profit Transfer Agreement.

(g)	See Note 15 to the Consolidated Financial Statements for disclosures related to the Company’s environmental liability.

We believe that the combination of cash from operations, cash balances, available credit facilities and the shelf registration will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future. We will continue to balance our needs for internal growth, external growth, debt reduction, dividends and share repurchase.

Financing Activities: Net debt increases were $107.5 million in 2008 excluding the impact of currency translation. Net debt reductions were $101.7 million in 2007 excluding the impact of currency translation. Proceeds from stock options exercised, net of tax benefit were $17.1 million, $46.3 million and $27.1 million in 2008, 2007 and 2006, respectively. The Company paid dividends to BorgWarner stockholders of $51.1 million, $39.4 million and $36.7 million in 2008, 2007 and 2006, respectively. The Company had treasury stock purchases of $55.9 million and $47.0 million in 2008 and 2007, respectively.

Off Balance Sheet Arrangements

As of December 31, 2008, the accounts receivable securitization facility was sized at $50 million and has been in place with its current funding partner since January 1994. This facility sells accounts receivable without recourse.

The Company has certain leases that are recorded as operating leases. Types of operating leases include leases on the headquarters facility, an airplane, vehicles, and certain office equipment. The Company also has a lease obligation for production equipment at one of its facilities. The total expected future cash outlays for all lease obligations at the end of 2008 is $65.9 million. See Note 16 to the Consolidated Financial Statements for more information on operating leases, including future minimum payments.

The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities. The guarantees extend through the maturity of the underlying lease, which is in September 2010. In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $7.7 million. The Company has accrued $4.1 million as a loss on this guarantee, which is expected to be paid in 2009.

Pension and Other Post Employment Benefits

The Company’s policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when management deems it appropriate. At December 31, 2008, all legal funding requirements had been met. The Company contributed $13.3 million to its defined benefit pension plans in 2008 and $12.4 million in 2007. The Company expects to contribute a total of $10 million to $20 million in 2009.

The funded status of all pension plans was a net unfunded position of $(253.5) million and $(136.5) million at the end of 2008 and 2007, respectively. Of these amounts, $(110.9) million and $(111.1) at the end of 2008 and 2007, respectively, were related to plans in Germany, where there is not a tax deduction allowed under the applicable regulations to fund the plans, hence, the common practice is that they are unfunded plans.

Other post employment benefits primarily consist of post employment health care benefits for certain employees and retirees of the Company’s U.S. operations. The Company funds these benefits as retiree claims are incurred. Other post employment benefits had an unfunded status of $(328.5) million at the end of 2008 and $(373.1) million at the end of 2007. The unfunded levels decreased due to an increase in the discount rate assumption and changes in certain plan designs.

The Company believes it will be able to fund the requirements of these plans through cash generated from operations or other available sources of financing for the foreseeable future.

See Note 12 to the Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

OTHER MATTERS

Contingencies

In the normal course of business the Company and its subsidiaries are parties to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. See Notes 8 and 15 to the Consolidated Financial Statements. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s environmental and product liability contingencies are discussed separately below. The Company’s management does not expect that the results in any of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Litigation Outcome

In January 2006, BorgWarner Diversified Transmission Products Inc (“DTP”), a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which does not expire until April 24, 2009. Thus, the amendments were untimely. In 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.

The Company has communicated its plan to reduce the level of benefits provided to the retirees to make them comparable to other Company retiree benefit plans. The change will be effective following expiration of the health insurance agreement in April 24, 2009.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at December 31, 2008 of $11.9 million. The Company has accrued amounts that do not exceed $3.4 million related to any individual site and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

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

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) and above ground storage tanks (“ASTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 32 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.4 million as of December 31, 2008 and $1.0 million as of December 31, 2007.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2008 and 2007, the Company had approximately 27,000 and 42,000 pending asbestos-related product liability claims, respectively. Of the 27,000 outstanding claims at December 31, 2008, approximately 16,000 are pending in just three jurisdictions, where significant tort and judicial reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2008, of the approximately 17,500 claims resolved, only 210 (1.2%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2007, of the approximately 4,400 claims resolved, only 194 (4.4%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $50.1 million in defense and indemnity in advance of insurers’ reimbursement and has received $14.2 million in cash from insurers. The outstanding balance of $35.9 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2007, insurers owed $20.6 million in association with these claims.

At December 31, 2008, the Company has an estimated liability of $34.7 million for future claims resolutions, with a related asset of $34.7 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2007, the comparable value of the insurance receivable and accrued liability was $39.6 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

millions of dollars	2008	2007

Assets:
Prepayments and other current assets	$22.1	$20.1
Other non-current assets	12.6	19.5

Total insurance receivable	$34.7	$39.6

Liabilities:
Accounts payable and accrued expenses	$22.1	$20.1
Other non-current liabilities	12.6	19.5

Total accrued liability	$34.7	$39.6

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with GAAP. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments in the preparation of the financial statements and accompanying notes. Management makes estimates and assumptions about the effect of matters that are inherently uncertain, relating to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Our most critical accounting policies are discussed below.

Revenue Recognition

The Company recognizes revenue when title and risk of loss pass to the customer, which is usually upon shipment of product. Although the Company may enter into long-term supply agreements with its major customers, each shipment of goods is treated as a separate sale and the price is not fixed over the life of the agreements.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets, whether held for use or disposal, including other intangible assets, when events and circumstances warrant such a review. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the evaluations. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include: (i) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; and (ii) undiscounted future cash flows generated by the asset. The Company recognized $72.9 million and $56.4 million in impairment of long-lived assets as part of restructuring expenses in 2008 and 2006, respectively.

See Note 19 to the Consolidated Financial Statements for more information regarding the Company’s 2006 and 2008 impairment of long-lived assets.

Goodwill

The Company annually reviews its goodwill for impairment in the fourth quarter of each year for all of its reporting units, or when events and circumstances warrant such a review. This review utilizes the “two-step impairment test” required under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, and requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. We also utilize market valuation models and other financial ratios, which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The goodwill impairment test was performed in December and September 2008, December 2007 and December 2006. The Company recognized goodwill impairment of $156.8 million in the Engine segment in 2008 and $0.2 million in the Drivetrain segment in 2006. No goodwill impairment was recorded in 2007.

See Note 7 to the Consolidated Financial Statements for more information regarding goodwill.

Environmental Accrual

We work with outside experts to determine a range of potential liability for environmental sites. The ranges for each individual site are then aggregated into a loss range for the total accrued liability. Management’s estimate of the loss range for environmental liability, including conditional asset retirement obligations, for 2008 is between $12.4 million and $26.1 million. We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range. At the end of 2008, our total accrued environmental liability was $13.3 million, which includes our conditional asset retirement obligation under FIN 47 of $1.4 million.

See Note 15 to the Consolidated Financial Statements for more information regarding environmental accrual.

Product Warranty

The Company provides warranties on some of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency, and average cost of warranty claim settlements; as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. The accrual is represented in both current and non-current liabilities on the balance sheet.

See Note 8 to the Consolidated Financial Statements for more information regarding product warranty.

Other Loss Accruals and Valuation Allowances

The Company has numerous other loss exposures, such as customer claims, workers’ compensation claims, litigation, and recoverability of assets. Establishing loss accruals or valuation allowances for these matters requires the use of estimates and judgment in regard to the risk exposure and ultimate realization. We estimate losses under the programs using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded accrued liabilities for loss or asset valuation allowances.

Pension and Other Post Employment Defined Benefits

The Company provides post employment defined benefits to a number of its current and former employees. Costs associated with post employment defined benefits include pension and post employment health care expenses for employees, retirees and surviving spouses and dependents. The Company’s employee defined benefit pension and post employment health care expenses are dependent on management’s assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, health care cost trend rates, inflation, long-term return on plan assets, retirement rates, mortality rates and other factors. Health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. The inflation assumption is based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications are recorded currently or amortized over future periods in accordance with GAAP.

The Company’s approach to establishing the discount rate is based upon the market yields of high-quality corporate bonds, with appropriate consideration of each plan’s defined benefit payment terms and duration of the liabilities. The discount rate assumption is typically rounded up or down to the nearest 25 basis points for each plan. As a sensitivity measure for the Company’s pension plans, a decrease of 25 basis points to the discount rate would increase the Company’s 2009 expense by approximately $0.9 million. As for the Company’s other post employment benefit plans, a decrease of 25 basis points to the discount rate would increase the Company’s 2009 expense by approximately $0.3 million.

The Company determines its expected return on plan asset assumptions by evaluating estimates of future market returns and the plans’ asset allocation. The Company also considers the impact of active management of the plans’ invested assets. The Company’s expected return on assets assumption reflects the asset allocation of each plan. For 2009, the Company is changing its expected return on U.S. plan assets to 7.50% from 8.75% to reflect adjustments made to its targeted asset allocations. For sensitivity purposes, a 25 basis point decrease in the long-term return on assets would increase the 2009 pension expense by approximately $0.8 million.

The Company determines its health care inflation rate for its other post employment benefit plans by evaluating the circumstances surrounding the plan design, recent experience and health care economics. For sensitivity purposes, a one percentage point increase in the assumed health care cost trend would increase the

Company’s projected benefit obligation by $18.9 million at December 31, 2008, and would increase the 2009 expense by $1.4 million.

Based on the information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions, or experience different from that assumed, could impact the Company’s financial position, results of operations, or cash flows.

See Note 12 to the Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents foreign operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary.

The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. The Company is regularly under audit by the various applicable tax authorities. Accruals for income tax contingencies are provided for in accordance with the requirements of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The Company’s federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2008, the Company has recorded a liability for its best estimate of the probable loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

See Note 4 to the Consolidated Financial Statements for more information regarding income taxes.

New Accounting Pronouncements

In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $16.6 million reduction to its January 1, 2007 retained earnings balance.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On January 1, 2008, the Company partially adopted as required, FAS 157. See Note 10 to the Consolidated Financial Statements for more information regarding the implementation of FAS 157.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements. Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition. Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition. FAS 141(R) is effective for the Company beginning with its quarter ending March 31, 2009. The adoption of FAS 141(R) is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Refer to Note 10, “Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion of the Company’s partial adoption of FSP FAS 157-2.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for the Company beginning with its quarter ending March 31, 2009. The adoption of FAS 161 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued Staff Position 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”). FAS 132(R)-1 requires entities to provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FAS 132(R)-1 is effective for the Company beginning with its year ending December 31, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In December 2008, the FASB issued Staff Position 140-4 and Financial Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46(R)-8”). FSP 140-4 and FIN 46(R)-8 requires entities to provide enhanced disclosures about how an entity accounts for transfers of financial assets, the nature of involvement, if any, after the financial asset sale and the nature of any restrictions on assets reported by an entity in its statement of financial position that relates to a transferred financial asset, including the carrying amounts of such assets. The Company has adjusted its disclosures to be compliant with FSP 140-4 and FIN 46(R)-8 at December 31,2008.

QUALITATIVE AND QUANTITIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and foreign currency exchange rates. We are also affected by changes in the prices of commodities used or consumed in our manufacturing operations. Some of our commodity purchase price risk is covered by supply agreements with customers and suppliers. Other commodity purchase price risk is addressed by hedging strategies, which include forward contracts. The Company enters into derivative instruments only with high credit quality counterparties and diversifies its positions across such counterparties in order to reduce its exposure to credit losses. We do not engage in any derivative instruments for purposes other than hedging specific operating risks.

We have established policies and procedures to manage sensitivity to interest rate, foreign currency exchange rate and commodity purchase price risk, which include monitoring the level of exposure to each market risk.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At the end of 2008, the amount of net debt with fixed interest rates was 38.5% of total debt, including the impact of the interest rate swaps. Our earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to floating money market rates. A 10% increase or decrease in the average cost of our variable rate debt would result in a change in pre-tax interest expense for 2008 of approximately $2.1 million, and $1.8 million in 2007.

We also measure interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% change in interest rates as of December 31, 2008, the net fair value of these instruments would increase by approximately $24 million if interest rates decreased and would decrease by approximately $22 million if interest rates increased. Our interest rate sensitivity analysis assumes a constant shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates. Interest rate sensitivity at December 31, 2007, measured in a similar manner, was slightly less than at December 31, 2008.

Foreign Currency Exchange Rate Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our most significant currency exposures relate to the British Pound, the Euro, the Hungarian Forint, the Japanese Yen, and the South Korean Won. We mitigate our foreign currency exchange rate risk principally by establishing local production facilities and related supply chain participants in the markets we serve, by invoicing customers in the same currency as the source of the products and by funding some of our investments in foreign markets through local currency loans and cross currency swaps. Such non-U.S. Dollar debt was $495.8 million as of December 31, 2008 and $413.5 million as of December 31, 2007. We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts in order to reduce exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency. As of December 31, 2008, the Company was holding foreign exchange derivatives with positive and negative fair market values of $10.2 million and $(61.8) million, respectively, of which $9.9 million in gains and $(36.3) million in losses mature in less than one year. As of December 31, 2008, $1.0 million in gains and $(8.2) million in losses did not qualify for deferral.

Commodity Price Risk

Commodity price risk is the possibility that we will incur economic losses due to adverse changes in the cost of raw materials used in the production of our products. Commodity forward and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2008, the Company had forward and option commodity contracts with a total notional value of $50.2 million. As of December 31, 2008, the Company was holding commodity derivatives with positive and negative fair market values of $2.1 million and $(16.3) million, respectively, of which $1.0 million in gains and $(15.1) million in losses mature in less than one year.

Disclosure Regarding Forward-Looking Statements

Statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management’s current expectations, estimates and projections. Words such as “outlook”, “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company, which could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign automotive production, the continued use of outside suppliers, fluctuations in demand for vehicles containing BorgWarner products, general economic conditions, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including the factors identified under Item 1A, “Risk Factors,” in its most recently filed annual report on Form 10-K. The Company does not undertake any obligation to update any forward-looking statement.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The information in this report is the responsibility of management. BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) has in place reporting guidelines and policies designed to ensure that the statements and other information contained in this report present a fair and accurate financial picture of the Company. In fulfilling this management responsibility, we make informed judgments and estimates conforming with accounting principles generally accepted in the United States of America.

The accompanying Consolidated Financial Statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The internal control process includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, who audited the Company’s financial statements included in this Annual Report, and has issued an attestation report appearing in item 9A of Form 10-K on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

The Company’s Audit Committee, composed entirely of directors of the Company who are not employees, meets periodically with the Company’s management and independent registered public accounting firm to review financial results and procedures, internal financial controls and internal and external audit plans and recommendations. In carrying out these responsibilities, the Audit Committee and the independent registered public accounting firm have unrestricted access to each other with or without the presence of management representatives.

/s/ Timothy M. Manganello
Chairman and Chief Executive Officer

/s/ Robin J. Adams
Executive Vice President,
Chief Financial Officer & Chief Administrative Officer

February 12, 2009

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Note 11, “Financial Instruments” of the Notes to the Consolidated Financial Statements in Item 8 of this report for information with respect to interest rate risk and foreign currency exchange risk. Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note 9, “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements in Item 8. Information with respect to the Company’s level of business outside the United States which is subject to foreign currency exchange rate market risk is contained in Note 21, “Reporting Segments and Related Information” of the Notes to the Consolidated Financial Statements in Item 8.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BorgWarner Inc.
Auburn Hills, Michigan

We have audited the accompanying consolidated balance sheets of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BorgWarner Inc. and Consolidated Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting in 2007 for income taxes as a result of adopting FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and in 2006 for defined benefit pension and other postretirement plans as a result of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 12, 2009

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

millions of dollars, except share and per share amounts
For the Year Ended December 31,	2008	2007	2006

Net sales	$5,263.9	$5,328.6	$4,585.4
Cost of sales	4,425.4	4,378.7	3,735.5

Gross profit	838.5	949.9	849.9
Selling, general and administrative expenses	542.9	531.9	498.1
Restructuring expense	127.5	—	84.7
Goodwill impairment charge	156.8	—	—
Other income	(3.1)	(6.8)	(7.5)

Operating income	14.4	424.8	274.6
Equity in affiliates’ earnings, net of tax	(38.4)	(40.3)	(35.9)
Interest expense and finance charges	38.8	34.7	40.2

Earnings before income taxes and minority interest	14.0	430.4	270.3
Provision for income taxes	33.3	113.9	32.4
Minority interest, net of tax	16.3	28.0	26.3

Net earnings (loss)	$(35.6)	$288.5	$211.6

Earnings (loss) per share — basic	$(0.31)*	$2.49	$1.84

Earnings (loss) per share — diluted	$(0.31)*	$2.45	$1.83

Average shares outstanding (thousands):
Basic	116,007	116,002	114,806
Diluted	116,007	117,840	115,942

*	The Company had a loss for the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIAIRIES

CONSOLIDATED BALANCE SHEETS

millions of dollars
December 31,	2008	2007

ASSETS
Cash	$103.4	$188.5
Marketable securities	—	14.6
Receivables, net	607.1	802.4
Inventories, net	451.2	447.6
Deferred income taxes	67.5	42.8
Prepayments and other current assets	79.0	84.4

Total current assets	1,308.2	1,580.3
Property, plant and equipment, net	1,586.2	1,609.1
Investments and advances	266.5	255.1
Goodwill	1,052.4	1,168.2
Other non-current assets	430.7	345.8

Total assets	$4,644.0	$4,958.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$183.8	$63.7
Current portion of long-term debt	136.9	—
Accounts payable and accrued expenses	923.0	993.0
Income taxes payable	6.3	27.2

Total current liabilities	1,250.0	1,083.9
Long-term debt	459.6	572.6
Other non-current liabilities:
Retirement-related liabilities	543.8	500.4
Other	353.1	362.6

Total other non-current liabilities	896.9	863.0
Minority interest in consolidated subsidiaries	31.5	117.9
Capital stock:
Preferred stock, $0.01 par value; authorized shares: 5,000,000; none issued	—	—
Common stock, $0.01 par value; authorized shares: 150,000,000; issued shares: 2008, 117,699,542 and 2007, 117,206,709; outstanding shares: 2008, 115,532,372 and 2007, 116,128,572	1.2	1.2
Non-voting common stock, $0.01 par value; authorized shares: 25,000,000; none issued and outstanding	—	—
Capital in excess of par value	977.6	943.4
Retained earnings	1,200.5	1,295.9
Accumulated other comprehensive income (loss)	(85.9)	127.1
Common stock held in treasury, at cost: 2,167,170 shares in 2008 and 1,078,137 shares in 2007	(87.4)	(46.5)

Total stockholders’ equity	2,006.0	2,321.1

Total liabilities and stockholders’ equity	$4,644.0	$4,958.5

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

millions of dollars
For the Year Ended December 31,	2008	2007	2006

OPERATING
Net earnings (loss)	$(35.6)	$288.5	$211.6
Adjustments to reconcile net earnings (loss) to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	259.7	243.1	239.1
Amortization of intangible assets and other	27.1	21.5	17.5
Restructuring expense, net of cash paid	115.9	—	79.4
Goodwill impairment charge	156.8	—	—
Gain on sales of businesses, net of tax	—	—	(3.6)
Stock option compensation expense	21.2	16.3	12.7
Deferred income tax benefit	(78.3)	(29.9)	(46.4)
Equity in affiliates’ earnings, net of dividends received, minority interest and other	28.3	16.0	38.8

Net earnings adjusted for non-cash charges to operations	495.1	555.5	549.1
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	163.9	(6.2)	(57.4)
Inventories	(26.3)	(34.7)	(32.7)
Prepayments and other current assets	16.0	9.0	(25.2)
Accounts payable and accrued expenses	(195.6)	94.2	(8.1)
Income taxes payable	(23.0)	(15.1)	0.5
Other non-current assets and liabilities	(29.3)	0.8	15.9

Net cash provided by operating activities	400.8	603.5	442.1
INVESTING
Capital expenditures, including tooling outlays	(369.7)	(293.9)	(268.3)
Net proceeds from asset disposals	5.7	17.3	3.6
Payments for businesses acquired, net of cash acquired	(141.2)	(138.8)	(63.7)
Proceeds from sale of business	5.5	—	—
Purchases of marketable securities	—	(13.0)	(41.5)
Proceeds from sales of marketable securities	14.6	60.4	28.8

Net cash used in investing activities	(485.1)	(368.0)	(341.1)
FINANCING
Net increase (decrease) in notes payable	114.8	(92.6)	(27.7)
Additions to long-term debt	—	20.0	289.1
Repayments of long-term debt	(7.3)	(29.1)	(296.6)
Payment for purchase of treasury stock	(55.9)	(47.0)	—
Proceeds from stock options exercised, including the tax benefit	17.1	46.3	27.1
Dividends paid to BorgWarner stockholders	(51.1)	(39.4)	(36.7)
Dividends paid to minority shareholders	(12.5)	(17.5)	(15.1)

Net cash provided by (used in) financing activities	5.1	(159.3)	(59.9)
Effect of exchange rate changes on cash	(5.9)	(11.0)	(7.5)

Net increase (decrease) in cash	(85.1)	65.2	33.6
Cash at beginning of year	188.5	123.3	89.7

Cash at end of year	$103.4	$188.5	$123.3

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the year for:
Interest	$44.4	$42.7	$45.0
Income taxes	122.0	91.6	83.8
Non-cash investing transactions:
Domination and Profit Transfer Agreement	44.0	—	—
Non-cash financing transactions:
Stock performance plans	5.0	10.0	3.0
Restricted common stock for employees	9.0	1.6	—
Restricted common stock for non-employee directors	0.7	0.3	0.5

BORGWARNER INC. AND CONSOLIDATED SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

			millions of dollars
			Stockholders’ Equity
	Number of Shares						Accumulated
	Issued	Common	Issued	Capital in			Other
	Common	Stock in	Common	Excess of	Treasury	Retained	Comprehensive	Comprehensive
	Stock	Treasury	Stock	par Value	Stock	Earnings	Income (Loss)	Income (Loss)

Balance, January 1, 2006	114,276,950	(7,968)	$0.6	$827.6	$(0.1)	$889.2	$(73.1)

Dividends declared	—	—	—	—	—	(36.7)	—

Stock option expense	—	—	—	12.7	—	—	—

Stock incentive plans	994,372	—	—	27.1	—	—	—

Executive stock plan	100,550	—	—	3.0	—	—	—

Net issuance of restricted stock, less amortization	22,696	—	—	0.7	—	—	—

Net earnings	—	—	—	—	—	211.6	—	$211.6

FAS 158 incremental effect	—	—	—	—	—	—	(98.5)

Defined benefit post employment plans	—	—	—	—	—	—	18.1	18.1

Net unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	1.8	1.8

Currency translation and hedge instruments, net	—	—	—	—	—	—	91.4	91.4

Balance, December 31, 2006	115,394,568	(7,968)	$0.6	$871.1	$(0.1)	$1,064.1	$(60.3)	$322.9

Dividends declared	—	—	—	—	—	(39.4)	—

Stock split	—	—	0.6	—	—	(0.6)	—

Stock option expense	—	—	—	16.3	—	—	—

Stock incentive plans	1,725,339	19,083	—	45.7	0.6	(0.1)	—

Executive stock plan	78,170	—	—	10.0	—	—	—

Net issuance of restricted stock, less amortization	8,632	—	—	0.3	—	—	—

Purchases of treasury stock	—	(1,089,252)	—	—	(47.0)	—	—

FIN 48 adoption	—	—	—	—	—	(16.6)	—

Net earnings	—	—	—	—	—	288.5	—	$288.5

Defined benefit post employment plans	—	—	—	—	—	—	70.6	70.6

Net unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(0.1)	(0.1)

Currency translation and hedge instruments, net	—	—	—	—	—	—	116.9	116.9

Balance, December 31, 2007	117,206,709	(1,078,137)	$1.2	$943.4	$(46.5)	$1,295.9	$127.1	$475.9

Dividends declared	—	—	—	—	—	(51.1)	—

Stock option expense	—	—	—	12.2	—	—	—

Stock incentive plans	—	375,075	—	10.8	15.0	(8.7)	—

Executive stock plan	197,052	—	—	1.5	—	—	—

Net issuance of restricted stock, less amortization	295,781	—	—	9.7	—	—	—

Purchases of treasury stock	—	(1,464,108)	—	—	(55.9)	—	—

Net loss	—	—	—	—	—	(35.6)	—	$(35.6)

Defined benefit post employment plans	—	—	—	—	—	—	(74.7)	(74.7)

Net unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(1.4)	(1.4)

Currency translation and hedge instruments, net	—	—	—	—	—	—	(136.9)	(136.9)

Balance, December 31, 2008	117,699,542	(2,167,170)	$1.2	$977.6	$(87.4)	$1,200.5	$(85.9)	$(248.6)

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered systems and components primarily for powertrain applications. These products are manufactured and sold worldwide, primarily to original equipment manufacturers of passenger cars, sport-utility vehicles, crossover vehicles, trucks, commercial transportation products and industrial equipment and to certain Tier One vehicle systems suppliers. The Company’s products fall into two reporting segments: Engine and Drivetrain.

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following paragraphs briefly describe the Company’s significant accounting policies.

Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of risk Cash is maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal risk.

The Company performs ongoing credit evaluations of its suppliers and customers and, with the exception of certain financing transactions, does not require collateral from its customers. The Company’s customers are primarily original equipment manufacturers of passenger cars, sport-utility vehicles, crossover vehicles, trucks, commercial transportation products and industrial equipment.

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

Principles of consolidation The Consolidated Financial Statements include all majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue recognition The Company recognizes revenue when title and risk of loss pass to the customer, which is usually upon shipment of product. Although the Company may enter into long-term supply agreements with its major customers, each shipment of goods is treated as a separate sale and the price is not fixed over the life of the agreements.

Cash Cash is valued at fair market value. It is the Company’s policy to classify all highly liquid investments with original maturities of three months or less as cash.

Marketable securities Marketable securities are classified as available-for-sale. These investments are stated at fair value with any unrealized holding gains or losses, net of tax, included as a component of stockholders’ equity until realized.

See Note 5 to the Consolidated Financial Statements for more information on marketable securities.

Accounts receivable The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. The Company continues to administer the collection of these receivables on behalf of the third party. The maximum size of the facility has been set at $50 million since fourth quarter 2003.

During the years ended December 31, 2008 and 2007, total cash proceeds from sales of accounts receivable were $600 million. The Company paid servicing fees related to these receivables of $1.9 million, $2.9 million and $2.7 million in 2008, 2007 and 2006, respectively. These amounts are recorded in interest expense and finance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges in the Consolidated Statements of Operations. At December 31, 2008 and 2007, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse.

Inventories Inventories are valued at the lower of cost or market. Cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the foreign operations use the first-in, first-out (“FIFO”) or average-cost methods. Inventory held by U.S. operations was $124.1 million and $135.9 million at December 31, 2008 and 2007, respectively. Such inventories, if valued at current cost instead of LIFO, would have been greater by $16.6 million in 2008 and $13.5 million in 2007.

See Note 6 to the Consolidated Financial Statements for more information on inventories.

Pre-production costs related to long-term supply arrangements Engineering, research and development, and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment. Capitalized items specifically designed for a supply arrangement are amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically 3 to 5 years. Carrying values of assets capitalized according to the foregoing policy are reviewed for impairment when events and circumstances warrant such a review. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee for lump sum reimbursement from the customer are capitalized in prepayments and other current assets.

Property, plant and equipment and depreciation Property, plant and equipment are valued at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is computed generally on a straight-line basis over the estimated useful lives of the assets. Useful lives for buildings range from 15 to 40 years and useful lives for machinery and equipment range from 3 to 12 years. For income tax purposes, accelerated methods of depreciation are generally used.

See Note 6 to the Consolidated Financial Statements for more information on property, plant and equipment and depreciation.

Impairment of long-lived assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other intangible assets, when events and circumstances warrant such a review. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the evaluations. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include: (i) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; and (ii) undiscounted future cash flows generated by the asset. The Company recognized $72.9 million and $56.4 million in impairment of long-lived assets as part of restructuring expenses in 2008 and 2006, respectively.

See Note 19 to the Consolidated Financial Statements for more information regarding the Company’s 2006 and 2008 impairment of long-lived assets.

Goodwill and other intangible assets Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized; however, it must be tested for impairment at least annually. In the fourth quarter of each year, or when events and circumstances warrant such a review, the Company reviews the goodwill of all of its reporting units for impairment. The fair value of the Company’s businesses used in the determination of goodwill impairment is computed using the expected present

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of associated future cash flows. This review requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment of $156.8 million in the Engine segment in 2008 and $0.2 million in the Drivetrain segment in 2006. No goodwill impairment was recorded in 2007.

See Note 7 to the Consolidated Financial Statements for more information regarding goodwill.

Product warranty The Company provides warranties on some of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency, and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. The accrual is represented in both current and non-current liabilities on the balance sheet.

See Note 8 to the Consolidated Financial Statements for more information on product warranties.

Other loss accruals and valuation allowances The Company has numerous other loss exposures, such as customer claims, workers’ compensation claims, litigation, and recoverability of assets. Establishing loss accruals or valuation allowances for these matters requires the use of estimates and judgment in regard to the risk exposure and ultimate realization. The Company estimates losses under the programs using consistent and appropriate methods; however, changes to its assumptions could materially affect its recorded accrued liabilities for loss or asset valuation allowances.

Derivative financial instruments The Company recognizes that certain normal business transactions generate risk. Examples of risks include exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency, changes in cost of major raw materials and supplies, and changes in interest rates. It is the objective and responsibility of the Company to assess the impact of these transaction risks, and offer protection from selected risks through various methods including financial derivatives. Virtually all derivative instruments held by the Company are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in qualifying hedge fair values are matched with the underlying transactions. All hedge instruments are carried at their fair value based on quoted market prices for contracts with similar maturities. The Company does not engage in any derivative transactions for purposes other than hedging specific risks.

See Note 11 to the Consolidated Financial Statements for more information on derivative financial instruments.

Foreign currency The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses, and capital expenditures. The local currency is the functional currency for substantially all the Company’s foreign subsidiaries. Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Net income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included a foreign currency transaction loss of $5.8 million in 2008. Net income included foreign currency transaction gains of $4.4 million and $1.6 million in 2007 and 2006, respectively.

See Note 14 to the Consolidated Financial Statements for more information on other comprehensive income (loss).

New Accounting Pronouncements In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $16.6 million reduction to its January 1, 2007 retained earnings balance.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On January 1, 2008, the Company partially adopted as required, FAS 157. See Note 10 to the Consolidated Financial Statements for more information regarding the implementation of FAS 157.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements. Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition. Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition. FAS 141(R) is effective for the Company beginning with its quarter ending March 31, 2009. The Company has incurred $3.2 million of on-going acquisition related costs, which will be expensed upon adoption of FAS 141(R) in the first quarter of 2009.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Refer to Note 10, “Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion of the Company’s partial adoption of FSP FAS 157-2.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for the Company beginning with its quarter ending March 31, 2009. The adoption of FAS 161 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued Staff Position 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”). FAS 132(R)-1 requires entities to provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FAS 132(R)-1 is effective for the Company beginning with its year ending December 31, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In December 2008, the FASB issued Staff Position 140-4 and Financial Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and FIN 46(R)-8”). FSP 140-4 and FIN 46(R)-8 requires entities to provide enhanced disclosures about how an entity accounts for transfers of financial assets, the nature of involvement, if any, after the financial asset sale and the nature of any restrictions on assets reported by an entity in its statement of financial position that relates to a transferred financial asset, including the carrying amounts of such assets. The Company has adjusted its disclosures to be complaint with FSP 140-4 and FIN 46(R)-8 at December 31, 2008.

NOTE 2	RESEARCH AND DEVELOPMENT COSTS

The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

millions of dollars
Year Ended December 31,	2008	2007	2006

Gross R&D expenditures	$273.4	$246.7	$219.5
Customer reimbursements	(67.7)	(35.9)	(31.8)

Net R&D expenditures	$205.7	$210.8	$187.7

The Company’s net R&D expenditures are included in the selling, general, and administrative expenses of the Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures upon billing of services performed. The Company has contracts with several customers at the Company’s various R&D locations. No such contract exceeded $6 million in any of the years presented.

NOTE 3	OTHER INCOME

Items included in other income consist of:

millions of dollars
Year Ended December 31,	2008	2007	2006

Interest income	$(7.1)	$(6.7)	$(3.2)
Net gain on sale of businesses	—	—	(4.8)
Loss on the sale of a product line	2.2	—	—
Net loss on asset disposals	2.0	0.6	1.0
Other	(0.2)	(0.7)	(0.5)

Total other income	$(3.1)	$(6.8)	$(7.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	INCOME TAXES

Earnings before income taxes and the provision for income taxes are presented in the following table.

millions of dollars	2008			2007			2006
Year Ended December 31,	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Earnings before taxes	$(123.8)	$137.8	$14.0	$48.4	$382.0	$430.4	$(27.2)	$297.5	$270.3

Provision for income taxes:
Current:
Federal/foreign	7.7	99.5	107.2	36.6	106.2	142.8	(11.1)	87.7	76.6
State	1.0	—	1.0	1.0	—	1.0	2.2	—	2.2

Total current	8.7	99.5	108.2	37.6	106.2	143.8	(8.9)	87.7	78.8
Deferred	(44.7)	(30.2)	(74.9)	(10.0)	(19.9)	(29.9)	(27.4)	(19.0)	(46.4)

Total provision for income taxes	$(36.0)	$69.3	$33.3	$27.6	$86.3	$113.9	$(36.3)	$68.7	$32.4

Effective tax rate	(29.1)%	50.3%	237.9%	57.0%	22.6%	26.5%	(133.5)%	23.1%	12.0%

The provision for income taxes resulted in an effective tax rate for 2008 of 237.9% compared with rates of 26.5% in 2007 and 12.0% in 2006. The effective tax rate of 237.9% for 2008 differs from the U.S. statutory rate primarily due to the non-deductibility of the $156.8 million impairment charge in 2008 related to BERU goodwill; a reduction in U.S. income; foreign rates, which differ from those in the U.S.; the realization of certain business tax credits including R&D and foreign tax credits; and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings.

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

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date periods ended December 31, 2008 and 2007, respectively. Of the total $61.1 million of unrecognized tax benefits as of December 31, 2008, approximately $51.1 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in the U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

millions of dollars	2008	2007

Balance, January 1	$71.7	$50.5
Additions based on tax positions related to current year	0.5	1.2
Additions for tax positions of prior years	0.2	20.0
Reductions for tax positions of prior years	(1.7)	—
Settlements	(6.7)	—
Translation adjustment	(2.9)	—

Balance, December 31	$61.1	$71.7

In the first quarter of 2008, the Company made a $6.6 million cash payment to the IRS to resolve agreed upon issues of the ongoing IRS examination of the Company’s 2002-2004 tax years. There was a reduction in the first quarter of 2008 of $6.7 million related to the Company’s unrecognized tax benefits balance due to the settlement of the agreed upon issues primarily related to the Extraterritorial Income Exclusion for the 2002-2004 tax years. The Company is currently in the appeals process on disputed issues related to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002-2004 IRS audit, which is not expected to be resolved by December 31, 2009. Other possible changes in the unrecognized tax benefits balance related to other examinations cannot be reasonably estimated within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $9.7 million accrued at January 1, 2008 for the payment of any such interest and penalties. The Company had approximately $11.4 million for the payment of interest and penalties accrued at December 31, 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit

U.S. Federal	2001 and prior
Brazil	2002 and prior
France	2006 and prior
Germany	2003 and prior
Hungary	2004 and prior
Italy	2002 and prior
Japan	2006 and prior
South Korea	2004 and prior
United Kingdom	2006 and prior

In certain tax jurisdictions the Company may have more than one taxpayer. The table above reflects the status of the major taxpayers in each major tax jurisdiction.

The analysis of the variance of income taxes as reported from income taxes computed at the U.S. statutory rate for consolidated operations is as follows:

millions of dollars	2008	2007	2006

Income taxes at U.S. statutory rate of 35%	$4.9	$150.6	$94.6
Increases (decreases) resulting from:
Income from non-U.S. sources including withholding taxes	(26.5)	(12.3)	(8.8)
State taxes, net of federal benefit	0.9	(0.6)	(1.5)
Business tax credits	(9.8)	(8.6)	(1.0)
Affiliates’ earnings	(13.2)	(13.1)	(11.3)
Accrual adjustment and settlement of prior year tax matters	6.0	24.6	(22.9)
Changes in tax laws	—	(24.2)	(10.4)
Medicare prescription drug benefit	1.1	(2.1)	(3.8)
Capital loss limitation	—	—	5.7
Goodwill impairment	54.9	—	—
Restructuring	0.6	—	(5.0)
Valuation allowance	13.1	—	—
Non-temporary differences and other	1.3	(0.4)	(3.2)

Provision for income taxes as reported	$33.3	$113.9	$32.4

In July 2007, the government of the United Kingdom enacted a statutory income tax rate reduction from 30% to 28%, effective April 1, 2008. In August 2007, the government of Germany enacted a federal statutory income tax rate reduction from 38% to 28%, effective January 1, 2008. In addition, Korea also reduced its federal statutory income tax rate from 27.5% to 24.2% effective January 1, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are the gross components of deferred tax assets and liabilities as of December 31, 2008 and 2007:

millions of dollars	2008	2007

Current deferred tax assets:
Employee related	$28.5	$15.5
Inventory	5.1	5.6
Warranties	4.4	2.8
Litigation & environmental	4.0	1.2
Net operating loss carryforwards	1.8	0.6
Derivatives	10.5	4.5
Accrued interest	—	0.9
Customer claims	2.3	—
Other	10.9	11.0

Total current deferred tax assets	$67.5	$42.1
Current deferred tax liabilities:
Derivatives	$(2.0)	$—
Employee related	—	(1.4)
Other	(0.7)	(1.9)

Total current deferred tax liabilities	$(2.7)	$(3.3)
Non-current deferred tax assets:
Pension and other post employment benefits	$89.5	$102.8
Other comprehensive income	114.5	68.0
Employee related	13.9	16.2
Litigation and environmental	3.2	3.5
Warranties	6.4	6.9
Foreign tax credits	78.3	25.0
Research and development credits	6.6	5.7
Capital loss carryforwards	20.4	19.4
Net operating loss carryforwards	12.9	9.0
Other	8.3	7.0

Total non-current deferred tax assets	$354.0	$263.5
Non-current deferred tax liabilities:
Fixed assets	$(98.3)	$(127.5)
Goodwill & intangibles	(104.5)	(80.8)
Other comprehensive income	(3.1)	(1.5)
Lease obligation — production equipment	(4.0)	(5.0)
Other	(1.3)	(1.7)

Total non-current deferred tax liabilities	$(211.2)	$(216.5)

Total	$207.6	$85.8
Valuation allowances	(31.0)	(24.0)

Net deferred tax asset	$176.6	$61.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets are as follows:

millions of dollars	2008	2007

Deferred income taxes — current assets	$67.5	$42.8
Deferred income taxes — current liabilities	(2.7)	(3.3)
Other non-current assets	201.4	124.4
Other non-current liabilities	(89.6)	(102.1)

Net deferred tax asset (current and non-current)	$176.6	$61.8

The deferred income taxes — current assets are primarily comprised of amounts from the U.S., France, India, Japan, Mexico and the U.K. The deferred income taxes — current liabilities are primarily comprised of amounts from Germany. The other non-current assets are primarily comprised of amounts from the U.S. and Korea. The other non-current liabilities are primarily comprised of amounts from Germany, Hungary, Italy, Monaco and the U.K.

The Company has a U.S. capital loss carryforward of $20.4 million, which will expire in 2010, 2011, 2012 and 2013. A valuation allowance of $16.9 million has been recorded for the tax effect of some of this loss carryforward.

The foreign tax credits of $78.3 million will expire beginning in 2013 through 2018. A valuation allowance of $13.5 million has been recorded for the tax effect of some of this carryforward.

At December 31, 2008, certain non-U.S. subsidiaries have net operating loss carryforwards totaling $63.5 million that are available to offset future taxable income. Carryforwards of $34.6 million expire at various dates from 2009 through 2016 and the balance has no expiration date. A valuation allowance of $1.5 million has been recorded for the tax effect on $5.5 million of the loss carryforwards. Any benefit resulting from the utilization of $6.0 million of the operating loss carryforwards will be applied to reduce goodwill related to the BERU acquisition. Certain U.S. subsidiaries have state net operating loss carryforwards totaling $240.7 million and 235.2 million in 2008 and 2007, respectively, for which a non-current deferred tax asset has been established in 2008 on $7.7 million of the loss carryforward and the remainder is completely offset by a valuation allowance due to risk of realization. Certain non-U.S. subsidiaries located in China and Korea have tax exemptions or tax holidays. The cumulative impact of these tax exemptions or tax holidays to the effective tax rate in 2008 was negligible.

No deferred income taxes have been provided on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries or foreign equity affiliates totaling $1,465.6 million in 2008, as these amounts are essentially permanent in nature. The excess amount will become taxable upon repatriation of assets, sale, or liquidation of the investment. It is not practicable to determine the unrecognized deferred tax liability on the excess amount because the actual tax liability on the excess amount, if any, is dependent on circumstances existing when remittance occurs.

NOTE 5	MARKETABLE SECURITIES

As of December 31, 2008 the Company had no investments in marketable securities. At December 31, 2007, the Company had $14.6 million in marketable securities, primarily bank notes. The securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income (loss). As of December 31, 2007, $7.3 million of the contractual maturities are within one to five years and $7.3 million are due beyond five years. Gross proceeds from sales of marketable securities were $14.6 million and $60.4 million in 2008 and 2007, respectively. No gain or loss was realized in 2008. A net realized loss of $0.1 million, based on specific identification of securities sold, has been reported in other income for the year ended December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6	BALANCE SHEET INFORMATION

Detailed balance sheet data are as follows:

millions of dollars
December 31,	2008	2007

Receivables:
Customers	$522.7	$721.9
Other	90.1	85.7

Gross receivables	612.8	807.6
Bad debt allowance (a)	(5.7)	(5.2)

Net receivables	$607.1	$802.4

Inventories:
Raw material and supplies	$260.7	$246.7
Work in progress	95.7	99.8
Finished goods	111.4	114.6

FIFO inventories	467.8	461.1
LIFO reserve	(16.6)	(13.5)

Net inventories	$451.2	$447.6

Other current assets:
Product liability insurance receivable	$22.1	$20.1
Prepaid tax	1.6	2.2
Prepaid insurance	1.6	1.4
Other	53.7	60.7

Total other current assets	$79.0	$84.4

Property, plant and equipment:
Land	$56.1	$46.3
Buildings	563.7	558.6
Machinery and equipment	1,756.1	1,806.1
Capital leases	1.1	1.1
Construction in progress	160.0	143.4

Total property, plant and equipment	2,537.0	2,555.5
Accumulated depreciation	(1,047.4)	(1,037.9)

	1,489.6	1,517.6
Tooling, net of amortization	96.6	91.5

Property, plant & equipment, net	$1,586.2	$1,609.1

Investments and advances:
Investment in equity affiliates	$214.3	$211.3
Other investments and advances	52.2	43.8

Total investments and advances	$266.5	$255.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

millions of dollars
December 31,	2008	2007

Other non-current assets:
Deferred pension assets	$0.5	$28.8
Product liability insurance receivable	12.6	19.5
Deferred income taxes	201.4	124.4
Other intangible assets	148.4	139.4
Other	67.8	33.7

Total other non-current assets	$430.7	$345.8

Accounts payable and accrued expenses:
Trade payables	$466.6	$626.3
Severance	51.0	9.1
Payroll and related	95.4	139.7
Environmental	5.9	7.7
Product liability	22.1	20.1
Product warranties	51.4	34.7
Insurance	12.5	11.9
Customer related	23.3	27.0
Interest	10.6	10.3
Dividends payable to minority shareholders	6.4	10.9
Retirement related	38.7	38.0
Current deferred income taxes	2.7	3.3
Domination and Profit Transfer Agreement obligation	44.0	—
Derivatives	51.4	20.4
Other	41.0	33.6

Total accounts payable and accrued expenses	$923.0	$993.0

Other non-current liabilities:
Environmental	$7.4	$7.8
Product warranties	30.7	35.4
Deferred income taxes	89.6	102.1
Product liability accrual	12.6	19.5
Self-insurance	7.6	7.0
Lease residual value	4.1	6.0
Employee costs	2.9	7.6
Cross currency swaps	55.1	33.7
Deferred revenue	25.2	23.6
Derivatives	26.7	7.9
Other	91.2	112.0

Total other non-current liabilities	$353.1	$362.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Bad debt allowance:

(millions of dollars)	2008	2007	2006

Beginning balance	$(5.2)	$(7.8)	$(8.3)
Acquisitions	—	—	(0.1)
Provision	(2.4)	0.3	(0.8)
Write-offs	1.6	3.0	2.0
Translation adjustment	0.3	(0.7)	(0.6)

Ending balance	$(5.7)	$(5.2)	$(7.8)

Interest costs capitalized during 2008 and 2007 were $13.3 million and $9.6 million, respectively. As of December 31, 2008 and December 31, 2007, accounts payable of $43.2 million and $45.8 million, respectively, were related to property, plant and equipment purchases. As of December 31, 2008 and December 31, 2007, specific assets of $7.4 million and $16.5 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.

NSK-Warner

The Company has a 50% interest in NSK-Warner, a joint venture based in Japan that manufactures automatic transmission components. The Company’s share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31. The Company’s equity in the earnings of NSK-Warner consists of the 12 months ended November 30 so as to reflect earnings on as current a basis as is reasonably feasible. NSK-Warner is the joint venture partner with a 40% interest in the Drivetrain Group’s South Korean subsidiary, BorgWarner Transmission Systems Korea Inc. Dividends received from NSK-Warner were $40.8 million, $15.7 million and $41.1 million in 2008, 2007 and 2006, respectively.

Following are summarized financial data for NSK-Warner, translated using the ending or periodic rates as of and for the years ended November 30, 2008, 2007 and 2006 (unaudited):

millions of dollars	2008	2007	2006

Balance sheets:
Current assets	$319.1	$304.6	$256.8
Non-current assets	185.7	164.3	136.8
Current liabilities	146.3	148.8	128.6
Non-current liabilities	40.5	22.9	19.7
Statements of operations:
Net sales	$637.9	$552.1	$535.4
Gross profit	140.0	122.7	111.6
Net income	67.6	69.4	54.7

The equity of NSK-Warner as of November 30, 2008 was $318.0 million, there was no debt and their cash and securities were $132.1 million.

Purchases from NSK-Warner for the years ended December 31, 2008, 2007 and 2006 were $25.4 million, $24.2 million and $23.0 million, respectively.

NOTE 7	GOODWILL AND OTHER INTANGIBLES

As of September 30, 2008 and December 31, 2008, the Company recorded an impairment charge of €104.3 $(146.8) million and €7.2 $(10.0) million, respectively, to adjust BERU’s goodwill to its estimated fair value. The impairment charge is attributable to a decrease in the operating unit’s estimated fair value based primarily upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the effect of the decline in European market conditions on current and projected operating results. The impairment charge was also impacted by the recognition of additional goodwill in the second quarter of 2008, which was based on the court determined buy out value of €71.32 per share related to the Domination and Profit Transfer Agreement. Any differences in future results compared to management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition.

See Note 20, “Recent Transactions”, for further discussion on the BERU AG Domination and Profit Transfer Agreement.

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2006, 2007 and 2008 are as follows:

millions of dollars

Balance at January 1, 2006	$1,029.8
Goodwill impairment	(0.2)
ETEC acquisition	21.9
Translation adjustment	35.0

Balance at December 31, 2006	$1,086.5
BERU acquisition — 12.8%	48.7
Translation adjustment	33.0

Balance at December 31, 2007	$1,168.2
BERU acquisition — 17.8%	74.5
Goodwill impairment	(156.8)
Translation adjustment	(33.5)

Balance at December 31, 2008	$1,052.4

The Company’s other intangible assets, primarily from acquisitions consist of the following:

	December 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
millions of dollars	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets
Patented technology	$16.8	$4.2	$12.6	$13.8	$2.9	$10.9
Unpatented technology	6.6	2.3	4.3	6.5	1.5	5.0
Customer relationships	116.3	32.5	83.8	100.8	22.9	77.9
Distribution network	53.1	31.9	21.2	45.6	23.2	22.4
Miscellaneous	14.7	11.9	2.8	14.7	11.9	2.8

Total amortized intangible assets	207.5	82.8	124.7	181.4	62.4	119.0
Unamortized trade names	23.7	—	23.7	20.4	—	20.4

Total intangible assets	$231.2	$82.8	$148.4	$201.8	$62.4	$139.4

Amortization of other intangible assets was $27.1 million, $21.5 million and $17.5 million in 2008, 2007 and 2006, respectively. The amortization totals include non-recurring charges directly attributable to acquisitions, as described in Note 20, “Recent Transactions”. The estimated useful lives of the Company’s amortized intangible assets range from 4 to 12 years. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is as follows: $24.9 million in 2009, $17.5 million in 2010, $17.5 million in 2011, $17.4 million in 2012 and $17.3 million in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A roll-forward of the gross carrying amounts for the years ended December 31, 2008 and 2007 is presented below:

millions of dollars	2008	2007

Beginning balance	$201.8	$161.3
Acquisitions	36.7	25.0
Translation adjustment	(7.3)	15.5

Ending balance	$231.2	$201.8

A roll-forward of accumulated amortization for the years ended December 31, 2008 and 2007 is presented below:

millions of dollars	2008	2007

Beginning balance	$62.4	$40.9
Provisions	27.1	19.4
Non-recurring charges	(3.2)	(2.1)
Translation adjustment	(3.5)	4.2

Ending balance	$82.8	$62.4

NOTE 8	PRODUCT WARRANTY

The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2008 and 2007 were as follows:

millions of dollars	2008	2007

Beginning balance	$70.1	$60.0
Acquisition	—	—
Provisions	66.1	60.7
Payments	(50.6)	(54.9)
Translation adjustment	(3.5)	4.3

Ending balance	$82.1	$70.1

Contained within the 2007 provision is approximately $14 million for a warranty-related issue surrounding a product, built during a 15-month period in 2004 and 2005, that is no longer in production.

Contained within the 2008 provision is approximately $23.5 for a warranty-related issue associated with the company’s transmission product sold in Europe, limited to mid-2007 through May 2008 production.

The product warranty liability is classified in the consolidated balance sheets as follows:

millions of dollars	2008	2007

Accounts payable and accrued expenses	$51.4	$34.7
Other non-current liabilities	30.7	35.4

Total product warranty liability	$82.1	$70.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9	NOTES PAYABLE AND LONG-TERM DEBT

Following is a summary of notes payable and long-term debt. The weighted average interest rate on all borrowings outstanding as of December 31, 2008 and 2007 was 5.0% and 5.4%, respectively.

millions of dollars	2008		2007
December 31,	Current	Long-Term	Current	Long-Term

Bank borrowings and other	$130.7	$1.0	$30.0	$6.0
Term loans due through 2015 (at an average rate of 4.9% in 2008 and 4.0% in 2007)	53.1	12.9	33.7	18.8
6.50% Senior Notes due 02/17/09, net of unamortized discount(a)	136.7	—	—	136.5
5.75% Senior Notes due 11/01/16, net of unamortized discount(a)	—	149.2	—	149.1
8.00% Senior Notes due 10/01/19, net of unamortized discount(a)	—	133.9	—	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.2	—	119.2

Carrying amount of notes payable and long-term debt	320.5	416.2	63.7	563.5
Impact of derivatives on debt	0.2	43.4	—	9.1

Total notes payable and long-term debt	$320.7	$459.6	$63.7	$572.6

(a)	The Company entered into several interest rate swaps, which have the effect of converting $325.0 million of these fixed rate notes to variable rates as of December 31, 2008 and December 31, 2007. The weighted average effective interest rates for these borrowings, including the effects of outstanding swaps as noted in Note 11, were 5.3% and 5.0% as of December 31, 2008 and 2007, respectively.

Annual principal payments required as of December 31, 2008 are as follows (in millions of dollars):

2009	$320.7
2010	5.1
2011	3.0
2012	2.2
2013	2.2
After 2013	449.5

Total Payments	$782.7
Less: Unamortized Discounts	(2.4)

Total	$780.3

The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 22, 2009. At December 31, 2008 and December 31, 2007 there were no outstanding borrowings under the facility. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The two key covenants of the credit agreement are a net worth test and a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test. The Company was in compliance with all covenants at December 31, 2008. At December 31, 2008 and 2007, the Company had

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding letters of credit of $21.4 million and $22.0 million, respectively. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

As of December 31, 2008 and 2007, the estimated fair values of the Company’s senior unsecured notes totaled $532.3 million and $572.4 million, respectively. The estimated fair values were $6.7 million lower in 2008 and $33.7 million higher in 2007 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

NOTE 10	FAIR VALUE MEASUREMENTS

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

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table classifies the assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs	Valuation
(millions)	2008	(Level 1)	(Level 2)	(Level 3)	Technique

Assets:
Goodwill	$174.2	$—	$—	$174.2	C
Fixed assets	21.2	—	—	21.2	C
Commodity contracts	2.1	—	2.1	—	A
Interest rate swap contracts	43.6	—	43.6	—	A
Foreign exchange contracts	10.2	—	10.2	—	A

	$251.3	$—	$55.9	$195.4

Liabilities:
Commodity contracts	$16.3	$—	$16.3	$—	A
Foreign exchange contracts	61.8	—	61.8	—	A
Net investment hedge contracts	64.1	—	64.1	—	A

	$142.2	$—	$142.2	$—

Refer to Note 1, “Summary of Significant Accounting Policies” and Note 11, “Financial Instruments”, for more detail surrounding the Company’s valuation methodology, inputs used, and fair value adjustment recorded for the year-ended December 31, 2008.

The change in the fair value of BERU’s goodwill for the year ended December 31, 2008 is as follows:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)

Beginning balance as of December 31, 2007	$274.6
Acquired 17.8% of BERU through DPTA	74.5
BERU goodwill impairment charge	(156.8)
Translation adjustment	(18.1)

Ending balance as of December 31, 2008	$174.2

The change in the fair value of the Company’s net fixed assets impaired in 2008 is as follows:

Net book value prior to impairment	$94.1
Fixed Asset Impairment Charge	(72.9)

Net book value after impairment	$21.2

Losses included in earnings for the period ended December 31, 2008 are reported in the Statement of Operations as goodwill impairment charge and restructuring expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11	FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, marketable securities, trade receivables, trade payables, and notes payable. Due to the short-term nature of these instruments, the book value approximates fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity forward contracts, and foreign currency forward contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, credit rating of “A−” or better at the time of the contract placement.

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

A summary of these instruments outstanding at December 31, 2008 follows (currency in millions):

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

Fair values of fixed to floating interest rate swaps are based on observable inputs, such as interest rate, yield curves, credit risks, and other external valuation methodology (Level 2 inputs under SFAS 157). See Note 10 for further discussion of fair value measurements. As of December 31, 2008, the fair values of the fixed to floating interest rate swaps were recorded as a current asset of $0.2 million and a non-current asset of $43.4 and a corresponding increase in short-term debt of $0.2 million and an increase in long-term debt of $43.4 million. As of December 31, 2007, the fair values of the fixed to floating interest rate swaps were recorded as a non-current asset of $9.1 million and a corresponding increase in long-term debt of $9.1 million. No hedge ineffectiveness was recognized in relation to fixed to floating swaps.

Fair values of cross currency swaps are based on observable inputs, such as interest rate, yield curves, credit risks, currency exchange rates and other external valuation methodology (Level 2 inputs under SFAS 157). See Note 10 for further discussion of fair value measurements. As of December 31, 2008, the fair values of the cross currency swaps were recorded as a current liability of $9.0 million and a non-current liability of $55.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedge ineffectiveness of $4.6 million was recognized as of December 31, 2008 in relation to cross currency swaps. As of December 31, 2007, the fair values of the cross currency swaps were recorded as a non-current liability of $33.7 million. As of December 31, 2008, the fair value of a foreign currency forward contract designated as a net investment hedge was recorded as a current asset of $0.2 million. As of December 31, 2007, the fair value of foreign currency forward contracts designated as a net investment hedge was negligible.

The Company also entered into certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of the commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. As of December 31, 2008, the Company had forward and option commodity contracts with a total notional value of $50.2 million. The fair values for certain commodity derivative instruments are based on Level 2 evidence (for example, future prices reported on commodity exchanges) under SFAS 157. See Note 10 for further discussion of fair value measurements. As of December 31, 2008, the Company was holding commodity derivatives with positive and negative fair market values of 2.1 million and $(16.3) million, respectively, of which $1.0 million in gains and $(15.1) million in losses mature in less than one year. To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income (loss). Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized. Losses not qualifying for deferral associated with these contracts for December 31, 2008 were $(0.9) million, all of which mature in less than one year. As of December 31, 2007, the Company had forward and option commodity contracts with a total notional value of $67.3 million. As of December 31, 2007, the Company was holding commodity derivatives with positive and negative fair market values of $0.1 million and $(18.4) million, respectively, of which $0.1 million in gains and $(14.5) million in losses mature in less than one year. At December 31, 2007, losses not qualifying for deferral were $(0.1) million.

The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however, certain long-term commitments are covered by forward currency arrangements to protect against currency risk through 2011. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At December 31, 2008, contracts were outstanding to buy or sell the British Pound Sterling, Brazilian Real, Euro, Hungarian Forint, Indian Rupee, Japanese Yen, Mexican Peso, South Korean Won and U.S. Dollar. To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Any gains or losses not qualifying for deferral are credited/charged to income as they are recognized. The fair value of foreign exchange forward and option contracts are based on Level 2 inputs under SFAS 157, such as quoted exchange rates by various exchanges. See Note 10 for further discussion of fair value measurements. As of December 31, 2008, the Company was holding foreign exchange derivatives with positive and negative fair market values of $10.2 million and $(61.8) million, respectively, of which $9.9 million in gains and $(36.3) million in losses mature in less than one year. As of December 31, 2008, $1.0 million of gains and $(8.2) million of losses did not qualify for deferral. As of December 31, 2007, the Company was holding foreign exchange derivatives with a positive market value of $1.9 million, all maturing in less than one year, and derivatives contracts with a negative value of $(9.9) million, with $(5.9) million maturing in less than one year. As of December 31, 2007, there were no gains or losses which did not qualify for deferral.

NOTE 12	RETIREMENT BENEFIT PLANS

The Company sponsors various defined contribution savings plans primarily in the U.S. that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans was $22.1 million in 2008 and $23.7 million in 2007 and 2006.

The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The defined pension benefits provided are primarily based on (i) years of service and (ii) average compensation or a monthly retirement benefit amount. The Company provides defined benefit pension plans in the U.S., U.K., Germany, Japan, South Korea, Italy, France, Ireland, Monaco and Mexico. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans. The pension and other post employment benefit plans in the U.S. have been closed to new employees since 1995. The measurement date for all plans is December 31.

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

During fourth quarter 2006, the Company evaluated the competitiveness of its North American facilities, as well as its long-term capacity needs. As a result, the Company will be closing the drivetrain plant in Muncie, Indiana and has adjusted the carrying values of other assets, primarily related to its four-wheel drive transfer case product line. One of the impacts of this fourth quarter restructuring was the Company’s recognition of a $6.8 million pension curtailment expense. See Note 19 for further details on the Company’s 2006 restructuring activities.

The following table summarizes the expenses for the Company’s defined contribution and defined benefit pension plans and the other post employment defined benefit plans.

millions of dollars	2008	2007	2006

Defined contribution expense	$22.1	$23.7	$23.7
Defined benefit pension expense	19.2	45.5	24.1
Other post employment benefit expense	1.3	(3.5)	47.2

Total	$42.6	$65.7	$95.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a reconciliation of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets.

	Pension Benefits				Other Post
	2008		2007		Employment Benefits
millions of dollars	US	Non-US	US	Non-US	2008	2007

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$326.9	$335.1	$305.1	$344.9	$373.1	$513.6
Service cost	2.0	10.4	2.0	10.9	2.2	5.5
Interest cost	20.9	17.3	18.2	15.9	22.7	28.2
Plan participants’ contributions	—	—	—	0.3	—	—
Plan amendments	—	—	—	0.2	(19.5)	(49.7)
Curtailment/settlement (gain) loss	7.5	(0.4)	37.1	(4.7)	(10.4)	(46.4)
Actuarial gain	(15.6)	(22.7)	(11.1)	(34.0)	(4.1)	(44.5)
Currency translation	—	(49.2)	—	16.8	—	—
Other	—	5.8	—	0.8	—	—
Benefits paid	(23.8)	(15.9)	(24.4)	(16.0)	(35.5)	(33.6)

Projected benefit obligation at end of year	$317.9	$280.4	$326.9	$335.1	$328.5	$373.1

Change in plan assets:
Fair value of plan assets at beginning of year	$338.5	$187.0	$349.6	$175.0
Actual return on plan assets	(83.9)	(31.8)	13.1	12.5
Employer contribution	—	13.3	0.2	12.2
Plan participants’ contribution	—	—	—	0.3
Currency translation	—	(38.6)	—	3.0
Other	—	—	—	—
Benefits paid	(23.8)	(15.9)	(24.4)	(16.0)

Fair value of plan assets at end of year	$230.8	$114.0	$338.5	$187.0

Funded status	$(87.1)	$(166.4)	$11.6	$(148.1)	$(328.5)	$(373.1)

Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	—	$0.5	$28.5	$0.3	$—	$—
Current liabilities	—	(6.8)	—	(5.7)	(31.9)	(32.3)
Non-current liabilities	(87.1)	(160.1)	(16.9)	(142.7)	(296.6)	(340.8)

Net amount recognized	$(87.1)	$(166.4)	$11.6	$(148.1)	$(328.5)	$(373.1)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$166.5	$32.4	$72.2	$17.0	$142.8	$158.8
Net prior service cost (credit)	0.1	0.2	0.2	0.2	(99.2)	(104.8)
Net transition obligation	—	0.1	—	0.3	—	—

Net amount recognized	$166.6	$32.7	$72.4	$17.5	$43.6	$54.0

Total accumulated benefit obligation for all plans	$317.9	$265.2	$326.9	$322.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of pension plans included above with accumulated benefit obligations in excess of plan assets at December 31 is as follows:

millions of dollars	2008	2007

Accumulated benefit obligation	$(583.1)	$(542.9)
Plan assets	344.8	390.2

Deficiency	$(238.3)	$(152.7)

Pension deficiency by country:
United States	$(87.1)	$(16.9)
United Kingdom	(18.0)	(7.0)
Germany	(110.9)	(111.1)
Other	(22.3)	(17.7)

Total pension deficiency	$(238.3)	$(152.7)

The weighted average asset allocations of the Company’s funded pension plans at December 31, 2008 and 2007, and target allocations by asset category are as follows:

			Target
	2008	2007	Allocation

U.S. Plans:
Cash, real estate and other	12%	10%	5-15%
Fixed income securities	42%	36%	35-55%
Equity securities	46%	54%	35-55%

	100%	100%

Non-U.S. Plans:
Cash, real estate and other	10%	5%	7-11%
Fixed income securities	33%	35%	31-37%
Equity securities	57%	60%	54-60%

	100%	100%

The Company’s investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. Within each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained within each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2008 and 2007. A portion of pension assets are invested in common and comingled trusts.

The Company expects to contribute a total of $10 million to $20 million into all of its defined benefit pension plans during 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See the table below for a breakout between U.S. and non-U.S. pension plans:

	Pension Benefits						Other Post
millions of dollars	2008		2007		2006		Employment Benefits
For the Year Ended December 31,	US	Non-US	US	Non-US	US	Non-US	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$2.0	$10.4	$2.0	$10.9	$2.5	$12.8	$2.2	$5.5	$10.8
Interest cost	20.9	17.3	18.2	15.9	16.7	14.1	22.7	28.2	31.0
Expected return on plan assets	(28.2)	(13.1)	(29.6)	(13.2)	(28.4)	(10.9)	—	—	—
Settlements, curtailments and other	7.5	—	37.1	0.7	6.8	—	(8.7)	(33.9)	—
Amortization of unrecognized prior service cost (benefit)	—	—	—	—	0.9	0.1	(25.0)	(17.7)	(15.8)
Amortization of unrecognized loss	2.3	0.1	2.0	1.5	6.4	2.6	10.1	14.4	21.2
Other	—	—	—	—	—	0.5	—	—	—

Net periodic benefit cost (benefit)	$4.5	$14.7	$29.7	$15.8	$4.9	$19.2	$1.3	$(3.5)	$47.2

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $8.5 million. The estimated net loss and prior service credit for the other post employment plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $11.1 million and $(14.0) million, respectively.

The Company’s weighted-average assumptions used to determine the benefit obligations for its defined benefit pension and other post employment plans as of December 31, 2008 and 2007 were as follows:

Percent	2008	2007

U.S. pension plans:
Discount rate	7.00	6.50
Rate of compensation increase	3.50	3.50
U.S. other post employment plans:
Discount rate	7.00	6.50
Rate of compensation increase	N/A	N/A
Non-U.S. pension plans:
Discount rate	5.67	5.42
Rate of compensation increase	2.77	3.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted-average assumptions used to determine the net periodic benefit cost (benefit) for its defined benefit pension and other post employment benefit plans for the three years ended December 31, 2008 were as follows:

Percent	2008	2007	2006

U.S. pension plans
Discount rate	6.50	5.94	5.50
Rate of compensation increase	3.50	3.50	3.50
Expected return on plan assets	8.75	8.75	8.75
U.S. other post employment plans
Discount rate	6.50	6.00	5.50
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A
Non-U.S. pension plans
Discount rate	5.42	4.68	4.43
Rate of compensation increase	3.10	2.95	2.95
Expected return on plan assets	7.05	7.09	7.10

The Company’s approach to establishing the discount rate is based upon the market yields of high-quality corporate bonds, with appropriate consideration of each plan’s defined benefit payment terms and duration of the liabilities. The discount rate assumption is typically rounded up or down to the nearest 25 basis points for each plan.

The Company determines its expected return on plan asset assumptions by evaluating estimates of future market returns and the plans’ asset allocation. The Company also considers the impact of active management of the plans’ invested assets. The Company’s expected return on assets assumption reflects the asset allocation of each plan. The Company’s assumed long-term rate of return on assets for its U.S. pension plans was 8.75% for 2008, 2007 and 2006. The Company anticipates a change in the long-term rate of return on U.S. pension plan assets to 7.50% for 2009. The Company’s assumed long-term rate of return on assets for its U.K. pension plan was 7.25% for 2008, 2007 and 2006. The Company anticipates a change in the long-term rate of return on U.K. pension plan assets to 7.50% for 2009.

The estimated future benefit payments for the pension and other post employment benefits are as follows:

	Pension Benefits		Other Post Employment Benefits
			W/o Medicare	With Medicare
millions of dollars			Part D	Part D
Year	U.S.	Non-U.S.	Reimbursements	Reimbursements

2009	$27.9	$13.3	$31.9	$30.8
2010	28.0	12.8	33.8	32.7
2011	28.2	13.2	34.3	33.3
2012	28.1	13.7	34.3	33.3
2013	28.1	14.8	33.7	32.7
2014-2018	132.1	86.5	155.0	149.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average rate of increase in the per capita cost of covered health care benefits is projected to be 8.00% in 2009 for pre-65 and post-65 participants, decreasing to 5% by the year 2019. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage Point
millions of dollars	Increase	Decrease

Effect on other post employment benefit obligation	$18.9	$(16.5)
Effect on total service and interest cost components	$1.4	$(1.2)

NOTE 13	STOCK INCENTIVE PLANS

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”), which required the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to January 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Accordingly, no compensation cost was recognized for fixed stock options prior to January 1, 2006 because the exercise price of the stock options exceeded or equaled the market value of the Company’s common stock at the date of grant, which is the measurement date.

Under the Company’s 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 plan. The 1993 plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2006 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant was 10,000,000, of which approximately 1,648,000 shares are available for future issuance. As of December 31, 2008, there were a total of 5,797,675 outstanding options under the 1993 and 2004 Stock Incentive Plans.

Stock option compensation expense reduced income before income taxes and net earnings by $12.2 million and $9.1 million $(0.08 per basic and diluted share) and by $16.3 million and $11.9 million $(0.10 per basic and diluted share) for the years ended December 31, 2008 and 2007, respectively. Stock option compensation expense affected both operating activities $(21.2 million and $16.3 million non-cash charge backs) and financing activities $(3.1 million and $4.4 million tax benefits) of the Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, respectively.

Total unrecognized compensation cost related to nonvested stock options at December 31, 2008 is approximately $8.7 million. This cost is expected to be recognized over the next 1.1 years. On a weighted average basis, this cost is expected to be recognized over 0.5 year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the plans’ shares under option at December 31, 2008, 2007 and 2006 is as follows:

		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value
	(Thousands)			(In millions)

Outstanding at January 1, 2006	6,418	$21.21	8.1	$58.5
Granted	1,708	29.09
Exercised	(994)	16.33		$13.6
Forfeited	(190)	25.00

Outstanding at December 31, 2006	6,942	$23.74	7.8	$40.1

Granted	1,816	$34.95
Exercised	(1,744)	20.52		$36.4
Forfeited	(683)	24.48

Outstanding at December 31, 2007	6,331	$27.75	7.7	$130.8

Granted	—	—
Exercised	(366)	23.82		$8.3
Forfeited	(167)	32.58

Outstanding at December 31, 2008	5,798	$27.86	6.7	$6.0

Options exerciseable at December 31, 2008	3,487	$24.38	5.9	$6.0

Proceeds from stock options exercised were $14.1 million, $35.9 million and $16.2 million in 2008, 2007 and 2006, respectively. The tax benefit from stock options exercised was $3.0 million, $10.4 million and $10.9 million in 2008, 2007 and 2006, respectively. Proceeds from stock options exercised, including the tax benefit were $17.1 million, $46.3 million and $27.1 million in 2008, 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining
	Number	Contractual	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
	(Thousands)			(Thousands)

$8.17 - 9.90	88	1.4	$9.09	88	$9.09
$12.07 - 16.52	644	3.8	14.14	642	$14.14
$22.15 - 34.95	5,066	7.2	29.92	2,757	$27.25

	5,798	6.7	$27.86	3,487	$24.38

The weighted average fair value at date of grant for options granted during 2007 and 2006 were $10.52 and $8.91, respectively, and were estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

	2007	2006

Risk-free interest rate	4.82%	5.04%
Dividend yield	0.97%	1.10%
Volatility factor	28.64%	29.06%
Weighted average expected life	4.7 years	4.8 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock is based on the Company’s historical dividend yield. The Company has no reason to believe that the expected dividend yield or the future stock volatility is likely to differ from historical patterns.

Restricted Stock At its November 2007 meeting, our Compensation Committee decided that restricted common stock would be awarded in place of stock options for the 2008 long-term incentive award grants to employees. These restricted shares for employees vest fifty percent after two years and the remainder after three years from the date of grant. The Company also grants restricted common stock to its non-employee directors. For non-employee directors restricted shares vest ratably on the anniversary of the date of the grant over a period of three years. The market value of the Company’s restricted common stock at the date of grant determines the value of the restricted common stock. In February 2008, a grant of 390,873 restricted shares was awarded to employees under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in stockholders’ equity, and is amortized as compensation expense over the restriction periods. The Company recognized compensation expense of $8.9 million in 2008 and $1.6 million in 2007 related to restricted stock for employees. The Company recognized compensation expense of $0.7 million in 2008 and $0.6 million in 2007 and 2006 related to restricted stock for non-employee directors.

A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors at December 31, 2008, 2007 and 2006 follows:

	Shares	Weighted
	Subject to	Average
	Restriction	Price
	(Thousands)

Nonvested at January 1, 2006	39.4	$27.81
Granted	22.7	29.09
Vested	(21.6)	27.62
Forfeited	(3.8)	29.09

Nonvested at December 31, 2006	36.7	$28.58
Granted	262.0	43.90
Vested	(17.8)	28.05

Nonvested at December 31, 2007	280.9	$42.90
Granted	412.4	46.43
Vested	(14.6)	30.14
Forfeited	(17.2)	46.41

Nonvested at December 31, 2008	661.5	$45.29

Stock Compensation Plans The 2004 Stock Incentive Plan provides for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company’s performance in terms of total shareholder return relative to a peer group of automotive companies. Awards earned are payable 40% in cash and 60% in the Company’s common stock. The amounts expensed under the plan and the share issuances for the three-year measurement periods ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Expense ($ millions)	$4.3	$17.1	$2.2
Number of shares*	287,816	197,052	78,170

*	Shares are issued in February of the following year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14	OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, in the Consolidated Balance Sheets are as follows:

millions of dollars	2008	2007

Foreign currency translation adjustments, net	$155.3	$252.4
Market value of hedge instruments, net	(78.7)	(38.9)
Unrealized gain on available-for-sale securities, net	—	1.4
Defined benefit post employment plans, net	(162.5)	(87.8)

Accumulated other comprehensive income (loss)	$(85.9)	$127.1

The changes in the components of other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity are as follows:

millions of dollars	2008	2007	2006

Foreign currency translation adjustments	$(97.1)	$155.9	$94.2
Market value change of hedge instruments	(59.1)	(56.7)	(4.4)
Income taxes	19.3	17.7	1.6

Net foreign currency translation and hedge instruments adjustment	(136.9)	116.9	91.4
Unrealized gain (loss) on available-for-sale securities	(1.4)	(0.1)	1.9
Income taxes	—	—	(0.1)

Net unrealized gain (loss) on available-for-sale securities	(1.4)	(0.1)	1.8
Defined benefit post employment plans	(104.5)	133.2	28.9
Income taxes	29.8	(62.6)	(10.8)

Net defined benefit post employment plans	(74.7)	70.6	18.1

Other comprehensive income (loss)	$(213.0)	$187.4	$111.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15	CONTINGENCIES

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

Litigation Outcome

In January 2006, BorgWarner Diversified Transmission Products Inc (“DTP”), a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which does not expire until April 24, 2009. Thus, the amendments were untimely. In 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.

The Company has communicated its plan to reduce the level of benefits provided to the retirees to make them comparable to other Company retiree benefit plans. The change will be effective following expiration of the health insurance agreement in April 24, 2009.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at December 31, 2008 of $11.9 million. The Company has accrued amounts that do not exceed $3.4 million related to any individual site and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) and above ground storage tanks (“ASTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 32 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.4 million as of December 31, 2008 and $1.0 million as of December 31, 2007.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2008 and 2007, the Company had approximately 27,000 and 42,000 pending asbestos-related product liability claims, respectively. Of the 27,000 outstanding claims at December 31, 2008, approximately 16,000 are pending in just three jurisdictions, where significant tort and judicial reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defendant) will result in no payment being made by the Company or its insurers. In 2008, of the approximately 17,500 claims resolved, only 210 (1.2%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2007, of the approximately 4,400 claims resolved, only 194 (4.4%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $50.1 million in defense and indemnity in advance of insurers’ reimbursement and has received $14.2 million in cash from insurers. The outstanding balance of $35.9 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2007, insurers owed $20.6 million in association with these claims.

At December 31, 2008, the Company has an estimated liability of $34.7 million for future claims resolutions, with a related asset of $34.7 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2007, the comparable value of the insurance receivable and accrued liability was $39.6 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

millions of dollars	2008	2007

Assets:
Prepayments and other current assets	$22.1	$20.1
Other non-current assets	12.6	19.5

Total insurance receivable	$34.7	$39.6

Liabilities:
Accounts payable and accrued expenses	$22.1	$20.1
Other non-current liabilities	12.6	19.5

Total accrued liability	$34.7	$39.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 16	LEASES AND COMMITMENTS

Certain assets are leased under long-term operating leases. These include production equipment at one plant, rent for the corporate headquarters and an airplane. Most leases contain renewal options for various periods. Leases generally require the Company to pay for insurance, taxes and maintenance of the leased property. The Company leases other equipment such as vehicles and certain office equipment under short-term leases. Total rent expense was $31.5 million in 2008, $29.8 million in 2007, and $22.4 million in 2006. The Company does not have any material capital leases.

The Company has guaranteed the residual values of certain leased machinery and equipment at one of its facilities. The guarantees extend through the maturity of the underlying lease, which is in September 2010. In the event the Company exercises its option not to purchase the machinery and equipment, the Company has guaranteed a residual value of $7.7 million. The Company has accrued $4.1 million as a loss on this guarantee, which is expected to be paid in 2009.

Future minimum operating lease payments at December 31, 2008 were as follows:

millions of dollars

2009	$24.3	(a)
2010	9.5
2011	6.8
2012	6.8
2013	6.8
After 2013	11.7

Total minimum lease payments	$65.9

(a)	2009 includes $7.7 million for the guaranteed residual value of production equipment with a lease that expires in 2009.

NOTE 17	STOCK SPLIT

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18	EARNINGS PER SHARE

Earnings per share of common stock outstanding were computed as follows:

in millions except per share amounts	2008	2007	2006

Basic earnings (loss) per share:
Net earnings (loss)	$(35.6)	$288.5	$211.6

Average shares of common stock outstanding	116.007	116.002	114.806

Basic earnings (loss) per share of common stock	$(0.31)	$2.49	$1.84

Diluted earnings (loss) per share:
Net earnings (loss)	$(35.6)	$288.5	$211.6

Average shares of common stock outstanding	116.007	116.002	114.806
Effect of dilutive securities	—	1.838	1.136

Average shares of common stock outstanding including dilutive shares	116.007	117.840	115.942

Diluted earnings (loss) per share of common stock	$(0.31)*	$2.45	$1.83

*	The Company had a loss for the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

NOTE 19	RESTRUCTURING

On July 31, 2008, the Company announced a restructuring of its operations to align ongoing operations with a continuing, fundamental market shift in the auto industry. As a continuation of the Company’s third quarter restructuring, on December 11, 2008, the Company announced plans for additional restructuring actions. As a result of these third and fourth quarter restructuring actions, the Company has reduced its North American workforce by approximately 2,400 people, or 33%; its European workforce by approximately 1,600 people, or 18%; and its Asian workforce by approximately 400 people, or 17%. The restructuring expense recognized for employee termination benefits is $54.6 million, of which $10.3 million was paid out in the third and fourth quarters of 2008. The remaining liability will be paid out by the middle of 2010. In addition to employee termination costs, the Company recorded $72.9 million of asset impairment charges related to the North American and European restructuring. The combined restructuring expenses of $127.5 million are broken out by segment as follows: Engine $85.3 million, Drivetrain $40.9 million and Corporate $1.3 million.

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

During the fourth quarter of 2006, the Company recorded restructuring expense associated with closing the drivetrain plant in Muncie, Indiana and adjusted the carrying values of other assets primarily related to its four-wheel drive transfer case product line. Production activity at the Muncie facility is scheduled to cease no later than the expiration of the current labor contract on April 24, 2009. The Company recorded employee related costs of $14.8 million, asset impairments of $51.6 million and pension curtailment expense of $6.8 million in the fourth quarter of 2006. The expenses broken out by segment were as follows: Engine $5.9 million and Drivetrain $67.3 million.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

For the year ended December 31, 2008, the following table summarizes restructuring expense by segment:

	Employee	Asset
millions of dollars	Related Costs	Impairments	Total

Drivetrain Group	$18.8	$22.1	$40.9
Engine Group	34.5	50.8	85.3
Corporate	1.3	—	1.3

Total provision	$54.6	$72.9	$127.5

The asset impairment charge of $72.9 million is comprised of a $7.0 million charge in the third quarter and a $65.9 million charge in the fourth quarter.

The following table displays a rollforward of the employee related restructuring accruals recorded within the Company’s Consolidated Balance Sheet and the related cash flow activity for the year ended December 31, 2008:

	Employee Related Costs
millions of dollars	Drivetrain	Engine	Corporate

Balance at December 31, 2007	$9.1	—	—
Cash payments	—	—	—

Balance at March 31, 2008	9.1	—	—
Cash payments	(0.8)	—	—

Balance at June 30, 2008	$8.3	—	—
Provision	5.7	12.3
Cash payments	(3.0)	(4.2)
Translation Adjustment	—	(0.4)

Balance at September 30, 2008	$11.0	7.7	—
Provision	13.1	22.2	1.3
Cash payments	(2.2)	(0.3)	(0.6)
Translation Adjustment	(0.9)	(0.3)

Balance at December 31, 2008	$21.0	$29.3	$0.7

Future cash payments for these restructuring activities are expected to be complete by the middle of 2010.

Due to the asset impairments recorded in 2008, the Company’s depreciation expense will be reduced by approximately $11 million in 2009.

NOTE 20	RECENT TRANSACTIONS

BERU AG

In 2005, the Company acquired approximately 69.4% of the outstanding shares of BERU Aktiengesellschaft (“BERU”), headquartered in Ludwigsburg, Germany.

The Company acquired approximately 12.8% of additional BERU shares in 2007. The purchase price paid for these shares was $138.8 million, including transaction fees. In connection with the purchase, the Company recorded fair value of identified intangible assets and beginning inventory of $28.5 million. Of this total, $2.1 million, net of tax, of in process R&D, order backlog and beginning inventory were immediately written off in the selling, general, and administrative line in the Consolidated Statement of Operations. Net liabilities of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million and goodwill of $48.7 million were also recorded. The Company also recorded a reduction in the minority interest of BERU of $62.6 million.

In the second quarter of 2008, the Company and BERU AG (“BERU”) completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU. Under this agreement BERU is obligated to transfer 100% of its profits or losses to the Company. Upon request of BERU minority shareholders, the Company is obligated to purchase their shares for a cash payment of €71.32 per share. Those BERU minority shareholders who do not sell their shares are entitled to receive an annual compensatory payment (perpetual dividend) of €4.73 (gross) per share, less certain taxes, from the Company. The total obligation associated with the DPTA as of December 31, 2008 was approximately €31.5 $(44.0) million, based upon the present value of the perpetual dividend and approximates the cost if all remaining shares were purchased by the Company at €71.32 per share. As of December 31, 2008, the DPTA obligation is presented in the Consolidated Balance Sheet as $44.0 million in current liabilities.

As of June 30, 2008, in connection with the DPTA, the Company recorded the remaining 17.8% of the fair value of BERU. The table below summarizes activity related to the Company’s DPTA obligation as of December 31, 2008 as follows (in millions):

Elimination of Minority Interest	$86.6
Goodwill	71.2
Tangible and Intangible Assets	61.7
Liabilities	(19.2)

Domination and Profit Transfer Agreement Obligation at June 30, 2008	200.3
Shares Purchased During the Three Months Ended September 30, 2008	(54.4)
Translation Adjustment	(21.3)

Domination and Profit Transfer Agreement Obligation at September 30, 2008	124.6
Shares Purchased During the Three Months Ended December 31, 2008	(79.2)
Translation Adjustment	(1.4)

Domination and Profit Transfer Agreement Obligation at December 31, 2008	$44.0

Goodwill is reflected in the Engine segment. The $71.2 million of goodwill represents the excess of the DPTA obligation over the fair value of assets acquired and liabilities assumed.

Of the total tangible and intangible fair value write up of $61.7 million, $3.3 million of in process R&D and order backlog were written off in the selling, general, and administrative line and $1.8 million of beginning inventory was written off in the cost of sales line in the Condensed Consolidated Statement of Operations in the second quarter of 2008. The combined pre-tax effect of both items is $5.1 million, $4.5 million net of tax or $0.04 per diluted share for the year ended December 31, 2008.

As of December 31, 2008, the portion of the acquisition related to the DPTA represents a non-cash transaction of €31.5 $(44.0) million. For the year ended December 31, 2008, the costs related to the annual perpetual dividend arrangement are reflected as expense in the Consolidated Statement of Operations. $4.0 million in interest expense and $0.2 million in income tax expense have been recorded in 2008. The tendering of approximately 13.4% of BERU shares, at a cost of $133.6 million, has been reflected as an investing activity in the Consolidated Statement of Cash Flows for the year ended December 31, 2008. The annual payment of the perpetual dividend will be reflected as a financing activity. The payment of the annual perpetual dividend is expected to occur in the second quarter of each year, beginning in 2009.

The DPTA is a binding agreement. However, minority shareholders of BERU initiated an appraisal proceeding in the German court system that challenges the €71.32 purchase price and €4.73 annual compensatory payment (perpetual dividend). If a higher price is determined, the excess purchase price would be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as additional goodwill with a corresponding increase to the Company’s total DPTA obligation. Any additional goodwill would be subject to impairment testing.

As a result of the tendering of shares in 2008 in accordance with the DPTA, the Company owns approximately 96% of all BERU’s outstanding shares. On January 7, 2009 the Company informed BERU of its intention to purchase the remaining outstanding shares of approximately 4%, using the required German legal process referred to as a “squeeze-out” to complete the 100% ownership.

See Note 7, “Goodwill and Other Intangible Assets”, for further discussion on BERU’s goodwill impairment charge recorded in the third and fourth quarters of 2008.

ETEC

The Company acquired the ETEC product lines from Eaton as of the close of business for the quarter ended September 30, 2006 for $63.7 million, net of cash acquired. The operating results of ETEC have been reported within the Drivetrain segment since its acquisition.

Other

In the third quarter of 2008, the Company purchased the remaining 26% interest in its joint venture located in India, BorgWarner Morse TEC Murugappa Pvt. Ltd., for $4.4 million.

In the third quarter of 2008, BERU divested its 50% interest in Impco BERU Technologies B.V. (located in the Netherlands) for $5.5 million, which approximated its carrying value.

On November 18, 2008, we entered into a joint venture agreement with China Automobile Development United Investment Company, a company owned by leading Chinese automakers, to produce various dual clutch transmission modules. The joint venture will be located in Dalian, China and production is scheduled to begin in 2011. BorgWarner will own 66% of the joint venture.

NOTE 21	REPORTING SEGMENTS AND RELATED INFORMATION

The Company’s business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups, which are managed separately as each represents a specific grouping of automotive components and systems. Effective January 1, 2006, the Company assigned an operating facility previously reported in the Engine segment to the Drivetrain segment due to changes in the facility’s product mix.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show net sales and segment earnings (loss) before interest and income taxes for the Company’s reporting segments.

Reporting Segments

				Earnings/
				(Loss)
	Net Sales			Before				Long-Lived
		Inter-		Interest	Year-End		Depr./	Asset
millions of dollars	Customers	Segment	Net	and Taxes	Assets (d)		Amort.	Expenditures (b)

2008
Engine	$3,837.5	$24.0	$3,861.5	$394.9	$3,065.3		$199.4	$231.0
Drivetrain	1,426.4	—	1,426.4	(4.9)	1,211.8		78.6	112.2
Inter-segment eliminations	—	(24.0)	(24.0)	—	—		—	—

Total	5,263.9	—	5,263.9	390.0	4,277.1		278.0	343.2
Corporate(a)	—	—	—	(52.9)	366.9		8.8	26.5

Consolidated	$5,263.9	$—	$5,263.9	$337.1	$4,644.0	(a)	$286.8	$369.7

Restructuring expense				$127.5
Goodwill impairment charge				156.8
Interest expense and finance charges				38.8

Earnings before income taxes				14.0
Provision for income taxes				33.3
Minority interest, net of tax				16.3

Net earnings (loss)				$(35.6)

				Earnings
	Net Sales			Before				Long-Lived
		Inter-		Interest	Year-End		Depr./	Asset
millions of dollars	Customers	Segment	Net	and Taxes	Assets (d)		Amort.	Expenditures (b)

2007
Engine	$3,729.8	$31.5	$3,761.3	$418.0	$3,357.9		$148.9	$195.6
Drivetrain	1,598.8	—	1,598.8	118.1	1,294.2		108.2	103.2
Inter-segment eliminations	—	(31.5)	(31.5)	—	—		—	—

Total	5,328.6	—	5,328.6	536.1	4,652.1		257.1	298.8
Corporate(a)	—	—	—	(71.0)	306.4		7.5	4.9

Consolidated	$5,328.6	$—	$5,328.6	$465.1	$4,958.5	(a)	$264.6	$303.7	(c)

Interest expense and finance charges				$34.7

Earnings before income taxes				$430.4
Provision for income taxes				113.9
Minority interest, net of tax				28.0

Net earnings				$288.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Earnings
	Net Sales			Before				Long-Lived
		Inter-		Interest	Year-End		Depr./	Asset
millions of dollars	Customers	Segment	Net	and Taxes	Assets (d)		Amort.	Expenditures (b)

2006
Engine	$3,124.0	$30.9	$3,154.9	$365.8	$3,103.1		$166.7	$165.1
Drivetrain	1,461.4	—	1,461.4	90.6	1,191.0		84.1	84.7
Inter-segment eliminations	—	(30.9)	(30.9)	—	—		—	—

Total	4,585.4	—	4,585.4	456.4	4,294.1		250.8	249.8
Corporate(a)	—	—	—	(61.2)	289.9		5.8	12.9

Consolidated	$4,585.4	$—	$4,585.4	$395.2	$4,584.0	(a)	$256.6	$262.7	(c)

Restructuring expense				$84.7
Interest expense and finance charges				40.2

Earnings before income taxes				$270.3
Provision for income taxes				32.4
Minority interest, net of tax				26.3

Net earnings				$211.6

(a)	Corporate assets, including equity in affiliates’, are net of trade receivables securitized and sold to third parties, and include cash, deferred income taxes and investments and advances. EBIT includes Equity in Affiliates Earnings, net of tax.

(b)	Long-lived asset expenditures include capital expenditures and tooling outlays.

(c)	Amounts differ from those shown on the Consolidated Statement of Cash Flows for 2007 and 2006 by ($9.8) million and ($5.6) million, respectively, related to expenditures which are included in accounts payable.

(d)	Year-end asset totals include goodwill as follows: Engine segment for 2008, 2007 and 2006: $787.8 million, $902.2 million and $823.5 million, respectively; and Drivetrain segment for 2008, 2007 and 2006: $264.6 million, $266.0 million and $263.0 million, respectively. In addition to acquisitions, the changes in the carrying amount of goodwill included translation adjustments for the Engine segment of $32.1 million, $30.0 million, and $33.6 million, respectively, for each of the years in the period ended December 31, 2008. Translation adjustments for the Drivetrain segment were not significant. Pursuant to the Company’s assignment of an operating facility previously reported in the Engine segment, goodwill of $105.9 million has been reclassified to the Drivetrain segment during 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

No country outside the U.S., other than Germany, Hungary and South Korea, accounts for as much as 5% of consolidated net sales, attributing sales to the sources of the product rather than the location of the customer. Also, the Company’s 50% equity investment in NSK-Warner (see Note 6) amounting to $192.5 million, $152.2 million and $157.7 million at December 31, 2008, 2007 and 2006, respectively, are excluded from the definition of long-lived assets, as are goodwill and certain other non-current assets.

	Net Sales			Long-lived Assets
millions of dollars	2008	2007	2006	2008	2007	2006

United States	$1,499.6	$1,827.5	$1,819.4	$529.3	$556.9	$603.3
Europe:
Germany	1,948.4	1,802.8	1,567.0	546.7	554.6	534.0
Hungary	398.2	302.2	230.7	55.7	42.2	27.9
Other Europe	676.1	687.7	454.2	227.1	243.8	167.4

Total Europe	3,022.7	2,792.7	2,251.9	829.5	840.6	729.3
South Korea	251.8	280.3	224.3	63.1	74.9	56.0
Other foreign	489.8	428.1	289.8	164.3	136.7	100.3

Total	$5,263.9	$5,328.6	$4,585.4	$1,586.2	$1,609.1	$1,488.9

Sales to Major Customers

Consolidated sales included sales to Volkswagen of approximately 19%, 15%, and 13%; to Ford of approximately 9%, 12%, and 13%; and to Daimler of approximately 6%, 6%, and 11% for the years ended December 31, 2008, 2007 and 2006, respectively. Daimler divested Chrysler in 2007. Both of the Company’s reporting segments had significant sales to all three of the customers listed above. Accounts receivable from these customers at December 31, 2008 comprised approximately 23% ($141.2 million) of total accounts receivable. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated sales in any year of the periods presented.

Sales by Product Line

Sales of turbochargers for light-vehicles represented approximately 24%, 21%, and 18% of the Company’s total revenues for 2008, 2007 and 2006, respectively. The Company currently supplies light-vehicle turbochargers to many OEMs including Volkswagen, Renault, PSA, Daimler, Hyundai, Fiat and BMW.

Sales of rear-wheel drive based transfer cases and components represented approximately 7%, 9% and 10% of the Company’s total revenues for 2008, 2007 and 2006, respectively. The Company supplies rear-wheel drive transfer cases to many OEMs including Ford, General Motors, Hyundai and Volkswagen.

No other single product line accounted for more than 10% of consolidated sales in any year of the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interim Financial Information (Unaudited)

The following information has been adjusted for the November 14, 2007 stock split.

millions of dollars, except per share amounts	2008					2007
Quarter Ended	Mar-31	Jun-30	Sep-30	Dec-31	Year	Mar-31	Jun-30	Sep-30	Dec-31	Year

Net sales	$1,498.9	$1,516.6	$1,316.9	$931.5	$5,263.9	$1,277.8	$1,364.3	$1,313.6	$1,372.9	$5,328.6
Cost of sales	1,215.4	1,237.8	1,114.6	857.6	4,425.4	1,061.9	1,116.7	1,084.9	1,115.2	4,378.7

Gross profit	283.5	278.8	202.3	73.9	838.5	215.9	247.6	228.7	257.7	949.9
Selling, general and administrative expenses	155.7	159.9	134.8	92.5	542.9	126.7	135.2	134.1	135.9	531.9
Restructuring expense	—	—	25.0	102.5	127.5	—	—	—	—	—
Goodwill impairment charge	—	—	146.8	10.0	156.8	—	—	—	—	—
Other (income) expense	1.1	(2.1)	(2.6)	0.5	(3.1)	(0.7)	(1.2)	(3.7)	(1.2)	(6.8)

Operating income	126.7	121.0	(101.7)	(131.6)	14.4	89.9	113.6	98.3	123.0	424.8
Equity in affiliate earnings, net of tax	(9.1)	(11.9)	(9.2)	(8.2)	(38.4)	(9.2)	(8.8)	(9.9)	(12.4)	(40.3)
Interest expense and finance charges	6.5	10.8	11.2	10.3	38.8	8.9	9.3	8.4	8.1	34.7

Income before income taxes and minority interest	129.3	122.1	(103.7)	(133.7)	14.0	90.2	113.1	99.8	127.3	430.4
Provision (benefit) for income taxes	33.6	29.8	24.3	(54.4)	33.3	24.4	30.5	10.9	48.1	113.9
Minority interest, net of tax	7.0	4.8	2.4	2.1	16.3	7.4	6.9	5.7	8.0	28.0

Net earnings (loss)	$88.7	$87.5	$(130.4)	$(81.4)	$(35.6)	$58.4	$75.7	$83.2	$71.2	$288.5

Earnings (loss) per share — basic	$0.76	$0.75	$(1.12)*	$(0.70)*	$(0.31)*	$0.50	$0.65	$0.72	$0.61	$2.49
Earnings (loss) per share — diluted	$0.75	$0.74	$(1.12)*	$(0.70)*	$(0.31)*	$0.50	$0.64	$0.70	$0.60	$2.45

*	The Company had a loss for the quarters ended September 30, 2008, December 31, 2008 and the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in each period, as any dilutive securities would reduce the loss per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Financial Data

millions of dollars, except share and per share data
For the Year Ended December 31,	2008	2007	2006	2005	2004 (a)

Statement of Operations Data
Net sales	$5,263.9	$5,328.6	$4,585.4	$4,293.8	$3,525.3
Cost of sales	4,425.4	4,378.7	3,735.5	3,440.0	2,874.2

Gross profit	838.5	949.9	849.9	853.8	651.1
Selling, general and administrative expenses	542.9	531.9	498.1	495.9	339.0
Restructuring expense	127.5	—	84.7	—	—
Goodwill impairment charge	156.8	—	—	—	—
Other (income) expense	(3.1)	(6.8)	(7.5)	34.8	3.0

Operating income	14.4	424.8	274.6	323.1	309.1
Equity in affiliates’ earnings, net of tax	(38.4)	(40.3)	(35.9)	(28.2)	(29.2)
Interest expense, net	38.8	34.7	40.2	37.1	29.7

Earnings before income taxes and minority interest	14.0	430.4	270.3	314.2	308.6
Provision for income taxes	33.3	113.9	32.4	55.1	81.2
Minority interest, net of tax	16.3	28.0	26.3	19.5	9.1

Net earnings (loss)	$(35.6)	$288.5	$211.6	$239.6	$218.3

Earnings (Loss) per share — basic	(0.31)*	$2.49	$1.84	$2.11	$1.95

Average shares outstanding (thousands) — basic	116,007	116,002	114,806	113,416	111,744
Earnings (loss) per share — diluted	(0.31)*	$2.45	$1.83	$2.09	$1.93

Average shares outstanding (thousands) — diluted	116,007	117,840	115,942	114,796	113,074
Cash dividend declared and paid per share	$0.44	$0.34	$0.32	$0.28	$0.25

Balance Sheet Data
Total assets	$4,644.0	$4,958.5	$4,584.0	$4,089.4	$3,529.1
Total debt	780.3	636.3	721.1	740.5	584.5

*	The Company had a loss for the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

(a)	Results exclude BERU, acquired in the first quarter of 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Audit Committee of the Company’s Board of Directors solicited proposals from the four major accounting firms and conducted an extensive evaluation process in connection with the selection of the Company’s independent auditor for the fiscal year ending December 31, 2009. Following this process, on October 6, 2008, the Audit Committee (i) elected to replace, and thereby dismissed, Deloitte & Touche LLP (“Deloitte”) as its independent auditor for the Company’s fiscal year ending December 31, 2009, and (ii) appointed PricewaterhouseCoopers LLP (“PwC”) to serve as the Company’s independent auditor for 2009. Deloitte continued as the Company’s auditor for the fiscal year ending December 31, 2008. With the filing on February 12, 2009, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, Deloitte was dismissed as the Company’s independent auditor and the Company’s auditor-client relationship with Deloitte effectively ceased.

Deloitte’s audit report dated February 12, 2009, on the Company’s consolidated financial statements for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report included an emphasis of a matter indicating that as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting in 2007 for income taxes as a result of adopting FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and in 2006 for defined benefit pension and other postretirement plans as a result of adopting SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The audit report of Deloitte dated February 12, 2009 on the effectiveness of internal control over financial reporting as of December 31, 2008 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period from January 1, 2009 through February 12, 2009, (i) there were no disagreements between the Company and Deloitte on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in its report on the Company’s consolidated financial statements, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K. Deloitte has provided us with a letter stating that they agree that there were no disagreements during our last two fiscal years ended and the subsequent interim period from January 1, 2009 through February 12, 2009, and we filed a copy of such letter under cover of Form 8-K/A within the time period prescribed by the SEC.

During the two most recent fiscal years and the subsequent interim period from January 1, 2009 through February 12, 2009, neither the Company nor anyone acting on behalf of the Company, consulted PwC regarding any of the matters or events set forth in Item 3.04(a)(2) of Regulation S-K.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s management report on internal control over financial reporting is set forth on page 43 of this report.

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

Deloitte and Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2008 as stated in their report below.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BorgWarner Inc.
Auburn Hills, Michigan

We have audited the internal control over financial reporting of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 12, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 12, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to directors, executive officers and corporate governance that appears in the Company’s proxy statement for its 2009 Annual Meeting of Stockholders under the captions “Election of Directors,” “Information on Nominees for Directors and Continuing Directors,” “Board of Directors and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Compensation Committee Report” is incorporated herein by this reference and made a part of this report.

Item 11.	Executive Compensation

Information with respect to director and executive compensation that appears in the Company’s proxy statement for its 2009 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Restricted Stock,” “Long Term Incentives,” and “Change of Control Employment Agreements” is incorporated herein by this reference and made a part of this report.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholders Matters

Information with respect to security ownership and certain beneficial owners and management and related stockholders matters that appears in the Company’s proxy statement for its 2009 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by this reference and made a part of this report.

For information regarding the Company’s equity compensation plans that have been approved by its stockholders and its equity compensation plans that have not been approved by its stockholders, see Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information with respect to certain relationships and related transactions and director independence that appears in the Company’s proxy statement for its 2009 Annual Meeting of Stockholders under the caption “Board of Directors and Its Committees” is incorporated herein by this reference and made a part of this report.

Item 14.	Principal Accountant Fees and Services

Information with respect to principal accountant fees and services that appears in the Company’s proxy statement for its 2009 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Services” is incorporated herein by this reference and made a part of this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By:	/s/ Timothy M. Manganello
Timothy M. Manganello
Chairman and Chief Executive Officer

Date: February 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of February, 2009.

Signature	Title

/s/ Timothy M. Manganello Timothy M. Manganello	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Robin J. Adams Robin J. Adams	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer) and Director (Principal Financial Officer)

/s/ Jeffrey L. Obermayer Jeffrey L. Obermayer	Vice President and Controller (Principal Accounting Officer)

/s/ Phyllis O. Bonanno Phyllis O. Bonanno	Director

/s/ David T. Brown David T. Brown	Director

/s/ Jere A. Drummond Jere A. Drummond	Director

/s/ Alexis P. Michas Alexis P. Michas	Director

/s/ Ernest J. Novak, Jr. Ernest J. Novak, Jr.	Director

/s/ Richard O. Schaum Richard O. Schaum	Director

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Director

Dennis C. Cuneo	Director

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
3.2		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit No. 3.1 of the Company’s Current Report on Form 8-K filed November 18, 2008).
3.3		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
3.4		Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
4.1		Indenture, dated as of February 15, 1999, between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Amendment No. 1 to Registration Statement No. 333-66879).
4.2		Indenture, dated as of September 23, 1999, between Borg-Warner Automotive, Inc. and Chase Manhattan Trust Company, National Association, as trustee, (incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed October 6, 1999).
4.4		First Supplemental Indenture by and between the registrant and The Bank of New York Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 30, 2006).
10.1		Credit Agreement dated as of July 22, 2004 among BorgWarner Inc., as Borrower, the Lenders Party Hereto, JPMorgan Chase Bank, Administrative Agent, Bank of America, N.A. as Syndication Agent and Calyon New York Branch (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
†10	.2	BorgWarner Inc. 2004 Deferred Compensation Plan (as amended and restated).*
10.3		Form of BorgWarner Inc. 2004 Stock Incentive Plan, Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit No. 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2005).
†10	.4	BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated).*
10.5		Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to the Company’s Registration Statement on Form S-3 (“no. 33-64934”)).
10.6		Tax Sharing Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to the Company’s Registration Statement on Form S-3 (“no. 33-64934”)).
10.7		Second Amended and Restated Receivables Loan Agreement dated as of December 6, 2004 Among BWA Receivables Corporation, as Borrower, BorgWarner Inc., as Collection Agent, ABN AMRO Bank N.V., as Agent, the Banks from time to time party thereto, and Windmill Funding Corporation (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.8		Fourth Amendment dated as of April 25, 2008 to Second Amended and Restated Receivables Loan Agreement.*
10.9		First Amendment dated as of April 29, 2005 to Second Amended and Restated Receivables Loan Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.10		Second Amendment Dated as of April 28, 2006 to Second Amended and Restated Receivables Loan Agreement (incorporated by reference to Exhibit No. 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
†10	.11	Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (as amended and restated).*

A-1

Exhibit
Number		Description

†10	.12	Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (as amended and restated).*
†10	.13	Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27, 1993 as further amended and restated effective as of April 1, 1994 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).
†10	.14	BorgWarner Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995 (as amended and restated through January 1, 2009).*
†10	.15	Form of Amended and Restated Change of Control Employment Agreement for Executive Officers Amended and Restated.*
10.16		Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
10.17		Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.23 of the Company’s Form 10-K for the year ended December 31, 1998).
†10	.18	Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 22, 2000 for its 2000 Annual Meeting of Stockholders).
†10	.19	BorgWarner Inc. 2005 Executive Incentive Plan (as amended and restated).*
†10	.20	Form of BorgWarner Inc. 2004 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 7, 2005).
†10	.21	Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 7, 2008).
10.22		BorgWarner Inc. 1993 Stock Incentive Plan, as amended.*
10.23		Domination and Profit Transfer Agreement between BorgWarner Germany GmbH and BERU AG dated March 7, 2008 (incorporated by reference to Exhibit 10.1 to the quarterly report filed on Form 10-K for the quarter ended June 30, 2008).
21.1		Subsidiaries of the Company.*
23.1		Independent Registered Public Accounting Firm’s Consent.*
31.1		Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.*
31.2		Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.*
32.1		Section 1350 Certifications.*

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

A-2