Form 10-Q
period 2009-03-31
BORGWARNER INC
filed 2009-04-30
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
YES ☐ NO ☑
On March 31, 2009, the registrant had 116,527,045 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash	$90.8	$103.4
Receivables, net	622.1	607.1
Inventories, net	352.4	451.2
Deferred income taxes	61.7	67.5
Prepayments and other current assets	61.4	79.0

Total current assets	1,188.4	1,308.2

Property, plant and equipment, net	1,510.1	1,586.2
Investments and advances	243.0	266.5
Goodwill	1,038.1	1,052.4
Other non-current assets	374.1	430.7

Total assets	$4,353.7	$4,644.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$250.4	$183.8
Current portion of long-term debt	—	136.9
Accounts payable and accrued expenses	851.4	923.0
Income taxes payable	9.2	6.3

Total current liabilities	1,111.0	1,250.0

Long-term debt	466.5	459.6
Other non-current liabilities:
Retirement-related liabilities	467.8	543.8
Other	321.5	353.1

Total other non-current liabilities	789.3	896.9

Common stock	1.2	1.2
Capital in excess of par value	984.7	977.6
Retained earnings	1,179.6	1,200.5
Accumulated other comprehensive loss	(117.5)	(85.9)
Treasury stock	(87.0)	(87.4)

Total BorgWarner Inc. stockholders’ equity	1,961.0	2,006.0

Noncontrolling interest	25.9	31.5

Total stockholders’ equity	1,986.9	2,037.5

Total liabilities and stockholders’ equity	$4,353.7	$4,644.0

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended
	March 31,
	2009	2008
Net sales	$819.5	$1,498.9
Cost of sales	739.9	1,215.4

Gross profit	79.6	283.5

Selling, general and administrative expenses	74.1	155.7
Other expense	—	3.0

Operating income	5.5	124.8

Equity in affiliates’ earnings, net of tax	(0.2)	(9.1)
Interest income	(0.5)	(1.9)
Interest expense and finance charges	19.1	6.5

Earnings (loss) before income taxes and noncontrolling interest	(12.9)	129.3

Provision (benefit) for income taxes	(6.6)	33.6

Net earnings (loss)	(6.3)	95.7
Net earnings attributable to the noncontrolling interest	0.7	7.0

Net earnings (loss) attributable to BorgWarner Inc.	$(7.0)	$88.7

Earnings (loss) per share — basic	$(0.06)*	$0.76

Earnings (loss) per share — diluted	$(0.06)*	$0.75

Weighted average shares outstanding (thousands):

Basic	116,029	116,247
Diluted	116,029 *	118,466

Dividends declared per share	$0.12	$0.11

*	The Company had a loss for the quarter ended March 31, 2009. As a result, diluted loss per share is the same as basic in the period, as any dilutive securities would reduce the loss per share. Therefore, diluted shares are equal to basic shares outstanding for the three months ended March 31, 2009.
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Three Months Ended
	March 31,
	2009	2008
OPERATING
Net earnings (loss) attributable to BorgWarner Inc.	$(7.0)	$88.7
Adjustments to reconcile net earnings (loss) to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	57.3	66.8
Amortization of intangible assets and other	5.8	5.4
Stock based compensation expense	5.2	5.5
Deferred income tax loss (benefit)	(12.1)	4.0
Equity in affiliates’ earnings, net of dividends received, noncontrolling interest and other	45.1	4.4

Net earnings adjusted for non-cash charges to operations	94.3	174.8
Changes in assets and liabilities:
Receivables	(37.6)	(111.2)
Inventories	83.4	(5.3)
Prepayments and other current assets	14.9	8.0
Accounts payable and accrued expenses	(54.3)	22.2
Income taxes payable	3.8	(11.4)
Other non-current assets and liabilities	(36.5)	(2.6)

Net cash provided by operating activities	68.0	74.5

INVESTING
Capital expenditures, including tooling outlays	(38.6)	(75.4)
Net proceeds from asset disposals	5.2	0.3
Payments for business acquired, net of cash acquired	(12.2)	—
Proceeds from sales of marketable securities	—	3.7

Net cash used in investing activities	(45.6)	(71.4)

FINANCING
Increase in notes payable	70.2	79.0
Additions to long-term debt	20.0	—
Repayments of long-term debt, including current portion	(136.7)	(5.1)
Payment for purchase of treasury stock	—	(13.5)
Proceeds from interest rate swap termination	30.0	—
Proceeds from stock options exercised, including the tax benefit	0.5	2.7
Dividends paid to BorgWarner stockholders	(13.8)	(12.8)
Dividends paid to noncontrolling stockholders	(4.6)	(8.2)

Net cash provided by (used in) financing activities	(34.4)	42.1
Effect of exchange rate changes on cash	(0.6)	(30.3)

Net increase (decrease) in cash	(12.6)	14.9
Cash at beginning of year	103.4	188.5

Cash at end of period	$90.8	$203.4

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid (refunded) during the period for:
Interest	$11.4	$11.7
Income taxes	(0.9)	45.3
Non-cash financing transactions:
Stock Performance Plans	1.5	1.5
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet as of December 31, 2008 was derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
We have reclassified certain 2008 amounts to conform to the presentation of our 2009 Condensed Consolidated Statement of Operations. The financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company’s presentation of the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Reporting Segments Note and Comprehensive Income (Loss) Note have been adjusted to conform with the requirements of Statement of Financial Accounting Standard No. 160, Non-controlling Interest in Consolidated Financial Statements, (“FAS 160”). See Note 18 to the Condensed Consolidated Financial Statements for more information regarding the Company’s first quarter 2009 adoption of FAS 160.
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
(2) Research and Development
The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

(millions)
Three months ended March 31,	2009	2008
Gross R&D expenditures	$48.5	$67.0
Customer reimbursements	(16.0)	(9.5)

Net R&D expenditures	$32.5	$57.5

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

(3) Income Taxes
The Company’s provision for income taxes is normally based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. However, due to unprecedented depressed global economic conditions there is a significant amount of uncertainty regarding industry production volumes for the remainder of the year. This precludes us from making a reliable estimate of the annual effective tax rate for the year. Accordingly, we have made our income tax provision in the first quarter pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in interim Periods, which provides that tax (or benefit) in each foreign jurisdiction that is not subject to a valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction for the quarter. The actual global effective tax rate for the quarter is calculated to be a benefit of (51.3%). This represents an income tax benefit of ($6.6) million on the loss of ($12.9) million for the first quarter of 2009.
As of March 31, 2009, the balance of gross unrecognized tax benefits is $61.1 million. Included in the balance at March 31, 2009 are $50.9 million of tax positions that are permanent in nature and, if recognized, would reduce the global effective tax rate.
During the first quarter of 2008, the Company made a $6.6 million cash payment to the Internal Revenue Service (“IRS”) to resolve agreed upon issues of the ongoing IRS examination of the Company’s 2002-2004 tax years. Also, there was a reduction in the first quarter of 2008 of $6.7 million related to the Company’s unrecognized tax benefits balance due to settlement of the agreed upon issues primarily related to the Extraterritorial Income Exclusion for the 2002-2004 tax years. The Company is currently in the appeals process on disputed issues related to the 2002-2004 IRS audit, which is not expected to be resolved by December 31, 2009. Other possible changes in the unrecognized tax benefits balance related to other examinations cannot be reasonably estimated within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $11.4 million for the payment of interest and penalties accrued at December 31, 2008. The Company had approximately $11.9 million for the payment of interest and penalties accrued at March 31, 2009.
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

(4) Sales of Receivables
The Company securitizes and sells certain receivables through third party financial institutions without recourse. The amount sold can vary each month based on the amount of underlying receivables. The Company continues to administer the collection of these receivables on behalf of the third party. The maximum size of the facility has been set at $50 million since fourth quarter of 2003.
At both March 31, 2009 and December 31, 2008, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the three-month periods ended March 31, 2009 and 2008, total cash proceeds from sales of accounts receivable were $150 million. The Company paid servicing fees related to these receivables for the three months ended March 31, 2009 and 2008 of $0.3 million and $0.6 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
On April 24, 2009 the $50 million receivables securitization matured and was not renewed. The impact of this maturity will be an increase in receivables of $50 million and a decrease in cash of $50 million in the second quarter of 2009.
(5) Inventories
Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	March 31,	December 31,
(millions)	2009	2008
Raw material and supplies	$212.7	$260.7
Work in progress	72.7	95.7
Finished goods	82.7	111.4

FIFO inventories	368.1	467.8
LIFO reserve	(15.7)	(16.6)

Inventories, net	$352.4	$451.2

(6) Property, Plant and Equipment

	March 31,	December 31,
(millions)	2009	2008
Land and buildings	$608.4	$619.8
Machinery and equipment	1,705.8	1,756.1
Capital leases	1.1	1.1
Construction in progress	148.7	160.0

Total property, plant and equipment	2,464.0	2,537.0
Less accumulated depreciation	(1,046.2)	(1,047.4)

	1,417.8	1,489.6
Tooling, net of amortization	92.3	96.6

Property, plant and equipment, net	$1,510.1	$1,586.2

Interest costs capitalized during the three-month periods ended March 31, 2009 and March 31, 2008 were $2.7 million and $1.8 million, respectively.
As of March 31, 2009 and December 31, 2008, accounts payable of $42.3 million and $43.2 million, respectively, were related to property, plant and equipment purchases.
As of March 31, 2009 and December 31, 2008, specific assets of $7.0 million and $7.4 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.
During the first quarter of 2009, based on current market conditions and asset utilization rates, the Company elected to extend the useful lives of certain machinery and equipment. As a result of this change in estimate, depreciation expense was reduced by approximately $4 million. As a result of the impairment charges recorded in the third and fourth quarters of 2008, depreciation expense was further reduced by approximately $3 million.
(7) Product Warranty
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

	Three months ended
	March 31,
(millions)	2009	2008
Beginning balance	$82.1	$70.1
Provision	0.2	10.1
Payments	(15.3)	(6.7)
Currency translation	(2.9)	3.3

Ending balance	$64.1	$76.8

(8) Notes Payable and Long-Term Debt
Following is a summary of notes payable and long-term debt, including the current portion. The weighted average interest rate on all borrowings outstanding as of March 31, 2009 and December 31, 2008 was 4.3% and 5.0%, respectively.

	March 31, 2009		December 31, 2008
(millions)	Current	Long-Term	Current	Long-Term
Bank borrowings and other	$197.7	$0.5	$130.7	$1.0
Term loans due through 2015 (at an average rate of 5.9% in 2009 and 4.9% in 2008)	52.7	29.6	53.1	12.9
6.50% Senior Notes due 02/17/09, net of unamortized discount (a)	—	—	136.7	—
5.75% Senior Notes due 11/01/16, net of unamortized discount (a)	—	149.2	—	149.2
8.00% Senior Notes due 10/01/19, net of unamortized discount (a)	—	133.9	—	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.2	—	119.2

Carrying amount of notes payable and long-term debt	250.4	432.4	320.5	416.2
Impact of derivatives on debt (a)	—	34.1	0.2	43.4

Total notes payable and long-term debt	$250.4	$466.5	$320.7	$459.6

(a)	In 2006, the Company entered into several interest rate swaps that had the effect of converting $325.0 million of fixed rate notes to variable rates. The weighted average effective interest rate of these borrowings, including the effects of outstanding swaps as noted in Note 10 was 5.3% as of December 31, 2008. In the first quarter of 2009, $100 million in interest rate swaps related to the Company’s 2009 fixed rate debt matured and the Company terminated $150 million in interest rate swap agreements related to the Company’s 2016 fixed rate debt and $75 million of interest rate swap agreements related to the Company’s 2019 fixed rate debt. As a result of the first quarter 2009 swap terminations, a $34.5 million gain remained in debt to be amortized over the remaining lives of the respective 2016 and 2019 debt. As of March 31, 2009, the unamortized portion was $34.1 million.
The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 22, 2009. Subsequent to the end of the first quarter of 2009, the Company extended its revolving credit facility for eighteen months, maturing January 22, 2011. The facility will be reduced to $250 million beginning July 23, 2009. At March 31, 2009 and December 31, 2008 there were no outstanding borrowings under the facility. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The three key covenants of the credit agreement are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at March 31, 2009 and expects to remain compliant in future periods. The Company’s 6.5% Senior Notes of $136.7 million matured on February 17, 2009. The Company had outstanding letters of credit at March 31, 2009 and December 31, 2008 of $16.8 million and $21.4 million, respectively. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
As of March 31, 2009 and December 31, 2008, the estimated fair values of the Company’s senior unsecured notes totaled $270.5 million and $532.3 million, respectively. The estimated fair values were $131.8 million lower at March 31, 2009 and $6.7 million higher at December 31, 2008 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
(9) Fair Value Measurements
On January 1, 2009, the Company fully adopted as required, Statement of Financial Accounting Standards No. 157 – “Fair Value Measurements” (“SFAS 157”) which expands the disclosure of fair value measurements and its impact on the Company’s financial statements.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:
A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
The following table classifies the assets and liabilities measured at fair value during the period ended March 31, 2009:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Items	Inputs	Inputs	Valuation
(millions)	2009	(Level 1)	(Level 2)	(Level 3)	Technique
Assets:
Commodity contracts	$1.0	$—	$1.0	$—	A
Foreign exchange contracts	9.9	—	9.9	—	A

	$10.9	$—	$10.9	$—

Liabilities:
Commodity contracts	$10.0	$—	$10.0	$—	A
Foreign exchange contracts	50.6	—	50.6	—	A
Net investment hedge contracts	40.8	—	40.8	—	A

	$101.4	$—	$101.4	$—

(10) Financial Instruments
On January 1, 2009, the Company adopted as required, Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) which expands the disclosure of financial instruments.
The Company’s financial instruments include cash, marketable securities, trade receivables, trade payables, and notes payable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity forward contracts, and foreign currency forward contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2009 the Company had no derivative contracts that contained credit risk related contingent features.
The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). Fair values of cross currency swaps are based on observable inputs, such as interest rate, yield curves, credit risks, currency exchange rates and other external valuation methodology (Level 2 inputs under SFAS 157).
The Company uses certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of our commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. The fair values for certain commodity derivative instruments are based on Level 2 evidence (for example, future prices reported on commodity exchanges) under SFAS 157. To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income or loss. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized.
The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however, certain long-term commitments are covered by forward currency arrangements to protect against currency risk through 2011. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. To the extent that derivative instruments are deemed to be effective as defined by FAS 133, gains and losses arising from these contracts are deferred in other comprehensive income or loss. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized. The fair values of foreign exchange forward and option contracts are based on Level 2 inputs under SFAS 157, such as quoted exchange rates by various exchanges.
In 2006, the Company entered into a series of interest rate swap agreements to effectively convert a portion of its senior notes from fixed to variable interest rates and were designated as fair value hedges for the senior notes. In the first quarter of 2009, $100 million of interest rate swap agreements relating to the 2009 fixed-rate debt matured. Also, in the first quarter of 2009, the Company terminated $150 million of interest rate swap agreements relating to the 2016 fixed rate debt and $75 million of interest rate swap agreements relating to the 2019 fixed rate debt. The early termination of the 2016 and 2019 interest rate swap agreements resulted in a gain of $34.5 million that will be amortized as a reduction of interest expense over the remaining life of the respective 2016 and 2019 debt. The Company recognized $5.7 million in interest expense in the first quarter of 2009 as a result of the early termination. This early termination also resulted in the Company receiving net cash proceeds of $30.0 million. As of March 31, 2009, there were no outstanding interest rate swap agreements.
Effectiveness for cash flow, fair value and net investment hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Ineffectiveness is measured quarterly and results are recognized in earnings.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At March 31, 2009 the following cross-currency swaps were outstanding:

	Cross-Currency Swaps
	Notional	Notional
in millions	in USD	in Local Currency	Duration
Floating $ to Floating €	$75.0	€58.5	Nov - 16
Floating $ to Floating ¥	$150.0	¥17,581.5	Oct - 19
At March 31, 2009 the following commodity derivative contracts were outstanding:

	Commodity Hedges
	Volume	Units of
Commodity	Hedged	Measure	Duration
Nickel	1,658	Metric Tons	Dec - 10
Copper	1,782	Metric Tons	Dec - 10
Aluminum	58	Metric Tons	Jun - 09
Platinum	765	Troy Oz.	Dec - 09
Natural Gas	482,984	MMBtu	Dec - 10
At March 31, 2009 the following foreign exchange derivative contracts were outstanding:

Currency Hedges
		Notional in
Functional	Traded	Traded Currency
Currency	Currency	(Millions)	Duration
Brazilian Real	US Dollars	7.3	Dec - 09
British Pound	Euro	147.6	Dec - 11
Euro	Hungarian Forint	5,787.4	Dec - 10
Euro	British Pound	3.5	Dec - 09
Euro	US Dollars	20.5	Dec - 09
Euro	Japanese Yen	2,024.2	Dec - 09
Indian Rupee	US Dollar	11.9	Dec - 11
Korean Won	Euro	44.3	Apr - 10
Korean Won	Japanese Yen	329.5	Apr - 09
Mexican Peso	US Dollars	3.3	Dec - 09
US Dollar	Indian Rupee	586.9	Dec - 11
US Dollar	Euro	93.9	Apr - 09
US Dollar	Japanese Yen	2,380.0	Apr - 09
US Dollar	Korean Won	500.0	May - 09

At March 31, 2009 the following amounts were recorded in the Company’s balance sheet as being payable to or receivable from counterparties.

(in millions)

Derivatives designated as
hedging instruments under	Assets		Liabilities
Statement 133	Location	2009	Location	2009
Foreign Exchange Contracts	Prepayments and Other Current Assets	$9.4	Accounts Payable and Accrued Expenses	$32.4
	Other Non-Current Assets	0.2	Other Non-Current Liabilities	18.2
Commodity Contracts	Prepayments and Other Current Assets	0.5	Accounts Payable and Accrued Expenses	9.3
	Other Non-Current Assets	0.5	Other Non-Current Liabilities	0.7
Net Investment Hedges	Prepayments and Other Current Assets	—	Accounts Payable and Accrued Expenses	—
	Other Non-Current Assets	—	Other Non-Current Liabilities	40.8
The table below shows deferred losses at the end of the period reported in other comprehensive income (loss) (OCI) and amounts expected to be reclassified to income or loss within the next twelve months. The loss expected to be reclassified to income or loss in one year or less assumes no change in the current relationship of the hedged item and March 31, 2009 market rates.

(in millions)		Loss expected to
	Balance in OCI at	be reclassified to income
Contract Type	March 31, 2009	in one year or less
Foreign Exchange	$(39.0)	$(21.2)
Commodity	(7.4)	(7.2)
Net Investment Hedges	(30.0)	—

Total	$(76.4)	$(28.4)
The following tables represent gains (losses) related to hedge transactions for the quarter ended March 31, 2009.
Fair value derivative contracts are designated to offset losses and gains arising on the revaluation of monetary assets and liabilities recorded on the Company’s balance sheet. Gains and losses on derivatives are matched to the losses and gains on the underlying balances and are recorded on the same line in the income statement.

Derivatives Designated as Fair Value Hedging Instruments under Statement 133

(in millions)			Hedged items in
		Gain recorded in	statement 133	Loss recorded in
Contract Type	Location	income on derivative	(Fair Value)	income on hedged item
Foreign Exchange	SG&A Expense	$2.5	SG&A Expense	$(2.5)
Cash Flow hedges held during the period resulted in the following gains and losses recorded in income. The effective portion of gains or losses exactly offset losses or gains in the underlying transaction that they were designated to hedge, and are recorded on the same line in the income statement. Ineffectiveness resulting from imperfect matches between changes in value of hedge contracts and changes in value of the underlying transaction are immediately recognized in income.

Derivatives Designated as Cash Flow Hedging Instruments under Statement 133

(in millions)		Gain (Loss) reclassified		Gain (Loss)
		from OCI to income		recognized in income
Contract Type	Location	(effective portion)	Location	(ineffective portion)
Foreign Exchange	Sales	$(6.3)	SG&A Expense	$0.6
Foreign Exchange	Cost of Goods Sold	2.0	SG&A Expense	0.3
Foreign Exchange	SG&A Expense	(0.5)	SG&A Expense	—
Commodity	Cost of Goods Sold	(4.5)	Cost of Goods Sold	(2.9)
Net investment hedges are derivative contracts entered into to hedge against changes in exchange rates that affect the overall value of net investments in foreign entities. Gains and losses on net investment hedges are recorded in other comprehensive income or loss and are used to offset equivalent losses or gains in the value of net investments that are recorded in translation gains and losses which is also a component of other comprehensive income or loss.
Derivatives Designated as Net Investment Hedges under Statement 133

(in millions)		Gain (Loss) reclassified		Loss
		from OCI to income		recognized in income
Contract Type	Location	(effective portion)	Location	(ineffective portion)
Cross-Currency Swap	Interest Expense	—	Interest Expense	$(5.7)
At March 31, 2009 derivative instruments that are not designated as hedging instruments as defined by FAS 133 were immaterial.
(11) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to the Company’s defined benefit pension plans for 2009 range from $10 to $20 million, of which $2.8 million has been contributed through the first three months of the year.
On February 26, 2009, the Company’s subsidiary, BorgWarner Diversified Transmission Products Inc. (“DTP”), entered into a Plant Shutdown Agreement with the United Auto Workers (“UAW”) for its Muncie, Indiana automotive component plant (the “Muncie Plant”). Management subsequently wound-down production activity at the plant, with operations effectively ceased as of March 31, 2009. As a result of the closure of the Muncie Plant, the Company recorded a curtailment gain of $41.9 million in the first quarter of 2009.
The Plant Shutdown Agreement with the UAW for the Muncie Plant also included a settlement of a portion of the UAW retiree health care obligation, resulting in the remeasurement of the retiree medical plan. The financial impact of this settlement resulted in expense recognition of $14.0 million, a $47.2 million reduction to retirement-related liabilities, a $27.2 million increase in accumulated other comprehensive income and a $34 million increase in accounts payable and accrued expenses in the first quarter of 2009. The $34 million in accounts payable and accrued expenses is expected to be paid in monthly installments between May 2009 and April 2010. With the plant closing announcement, the Company has entered into discussions with the Pension Benefit Guaranty Corporation regarding potential funding of the Muncie Plant’s defined benefit pension plan.
The combined pre-tax impact of these actions was a net gain of $27.9 million, comprised by a $41.9 million curtailment gain and $14.0 million settlement loss on the Company’s Condensed Consolidated Statements of Operations as of March 31, 2009.
The weighted average discount rate used to determine the benefit obligation of the Company’s retiree medical plan as of March 31, 2009 was 8.00%. This represents a 100 basis point increase from the 7.00% weighted average discount rate used at year-end 2008.

The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations, are as follows:

					Other post
	Pension benefits				employment
(millions)	2009		2008		benefits
Three months ended March 31,	US	Non-US	US	Non-US	2009	2008

Components of net periodic benefit cost:
Service cost	$0.3	$2.7	$0.5	$2.4	$0.2	$0.6
Interest cost	5.4	3.7	5.1	4.8	5.5	5.8
Expected return on plan assets	(4.1)	(2.2)	(7.1)	(3.5)	—	—
Settlements, curtailments and other	—	—	—	—	(61.9)*	—
Amortization of unrecognized prior service benefit	—	—	—	—	(8.0)	(5.3)
Amortization of unrecognized loss	1.9	0.3	0.5	—	2.8	2.7

Net periodic benefit cost (benefit)	$3.5	$4.5	$(1.0)	$3.7	$(61.4)	$3.8

*	Note: In the table above, the first quarter net settlements, curtailments and other gain of $61.9 million was offset by the $34.0 million cost to settle, resulting in a net pre-tax gain of $27.9 million.
(12) Stock-Based Compensation
Under the Company’s 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2006 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant was 10,000,000, of which approximately 219,000 shares are available for future issuance. As of March 31, 2009, there were a total of 5,593,175 outstanding options under the 1993 and 2004 Stock Incentive Plans.
Stock option compensation expense reduced income before income taxes and net earnings by $1.7 million and $1.3 million ($0.01 per basic and diluted share) and by $3.6 million and $2.6 million ($0.02 per basic and diluted share) for the three months ended March 31, 2009 and 2008, respectively. Stock option compensation expense affected both operating activities ($1.7 million and $3.6 million non-cash charge backs) and financing activities ($0.4 million and $1.0 million tax benefits) of the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008, respectively.
Total unrecognized compensation cost related to nonvested stock options at March 31, 2009 is approximately $6.0 million. This cost is expected to be recognized over the next 0.8 years. On a weighted average basis, this cost is expected to be recognized over 0.4 years.

A summary of the plans’ shares under option as of and for the three months ended March 31, 2009 is as follows:

			Weighted
	Shares		Average	Aggregate
	Under		Remaining	Intrinsic
	Option	Weighted-average	Contractual	Value
	(thousands)	exercise price	Life (in years)	(in millions)
Outstanding at December 31, 2008	5,798	$27.86
Granted	—	—
Exercised	(10)	13.25
Forfeited	(195)	29.63

Outstanding at March 31, 2009	5,593	$27.82	6.5	$4.9

Options exercisable at March 31, 2009	4,170	$26.33	6.1	$4.8

At its November 2007 meeting, our Compensation Committee decided that restricted common stock would be awarded in place of stock options for long-term incentive award grants to employees. These restricted shares for employees vest fifty percent after two years and the remainder after three years from the date of grant. The Company also grants restricted common stock to its non-employee directors. For non-employee directors restricted shares vest ratably on the anniversary of the date of the grant over a period of three years. The market value of the Company’s restricted common stock at the date of grant determines the value of the restricted common stock. In February 2009, 1,000,643 restricted shares were granted to employees under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in stockholders’ equity, and is amortized as compensation expense over the restriction periods. The Company recognized compensation expense related to restricted common stock of $3.7 million and $2.0 million at March 31, 2009 and 2008, respectively.
A summary of the status of the Company’s nonvested restricted stock as of and for the three months ended March 31, 2009 is as follows:

	Shares
	Subject to	Weighted
	Restriction	Average
	(thousands)	Price
Nonvested at December 31, 2008	661.5	$45.29
Granted	1,000.6	20.30
Forfeited	(23.9)	37.73

Nonvested at March 31, 2009	1,638.2	$30.14

In calculating earnings or loss per share, earnings or loss are the same for the basic and diluted calculations. Shares increased for diluted earnings per share for the three months ended March 31, 2008 by 2,219,000 due to the effects of stock options and restricted shares issued and issuable under the 1993 Plan and 2004 Stock Incentive Plan. There was no dilutive impact to the weighted average shares outstanding for the three months ended March 31, 2009 due to the Company’s net loss in the first quarter.

(13) Comprehensive Income (Loss)
The amounts presented as changes in accumulated other comprehensive income (loss), net of related taxes, are added to (deducted from) net earnings (loss) resulting in comprehensive income (loss). The following table summarizes the components of comprehensive income (loss) on an after-tax basis for the three-month periods ended March 31, 2009 and 2008.

	Three months ended
	March 31,
(millions)	2009	2008
Foreign currency translation adjustments, net	$(58.3)	$113.7
Market value change in hedge instruments, net	26.6	(32.8)
Defined benefit post employment plans, net	1.5	—
Unrealized gain on available-for-sale securities, net	—	0.1

Change in accumulated other comprehensive income	(30.2)	81.0
Net earnings (loss) as reported	(7.0)	88.7

Comprehensive income (loss)	(37.2)	169.7
Comprehensive income (loss) attributable to the noncontrolling interest	(1.4)	5.1

Comprehensive income (loss) attributable to BorgWarner Inc.	$(38.6)	$174.8

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
Litigation
In January 2006, DTP, a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which does not expire until April 24, 2009. Thus, the amendments were untimely. In 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.
DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others individually, and as representatives of a defendant class, on February 26, 2009 again seeking the Court’s affirmation that DTP will not violate the Labor — Management Relations Act or the Employment Retirement Income Security Act (ERISA) by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009.

The Company has communicated its plan to modify the level of benefits provided to the retirees to make them comparable to other Company retiree benefit plans. The change will be effective following expiration of the current health insurance agreement on April 24, 2009.
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
Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at March 31, 2009 of $11.8 million. The Company has accrued amounts that do not exceed $3.5 million related to any individual site and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.
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
Four additional lawsuits were filed against Kuhlman Electric and others, including the Company, in 2007 and 2008 on behalf of approximately 340 plaintiffs, alleging personal injury relating to the alleged environmental contamination. Given the early stage of the litigation, the Company cannot make any predictions as to the outcome, but its current intent is to vigorously defend against the suits.

Conditional Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) and above ground storage tanks (“ASTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 32 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.4 million as of March 31, 2009 and December 31, 2008.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2009 and December 31, 2008 the Company had approximately 24,000 and 27,000 pending asbestos-related product liability claims, respectively. Of the 24,000 outstanding claims at March 31, 2009, approximately 13,000 are pending in just three jurisdictions, where significant tort and judicial reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first three months of 2009, of the approximately 3,000 claims resolved, only 43 (1.5%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2008, of the approximately 17,500 claims resolved, only 210 (1.2%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $52.1 million in defense and indemnity in advance of insurers’ reimbursement and has received $14.8 million in cash from insurers. The outstanding balance of $37.3 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2008, insurers owed $35.9 million in association with these claims.
At March 31, 2009, the Company has an estimated liability of $36.5 million for future claims resolutions, with a related asset of $36.5 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2008, the comparable value of the insurance receivable and accrued liability was $34.7 million.
The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	March 31,	December 31,
(millions)	2009	2008
Assets:
Prepayments and other current assets	$22.4	$22.1
Other non-current assets	14.1	12.6

Total insurance receivable	$36.5	$34.7

Liabilities:
Accounts payable and accrued expenses	$22.4	$22.1
Other non-current liabilities	14.1	12.6

Total accrued liability	$36.5	$34.7

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
(16) Restructuring
On July 31, 2008, the Company announced a restructuring of its operations to align ongoing operations with a continuing, fundamental market shift in the auto industry. As a continuation of the Company’s third quarter restructuring, on December 11, 2008, the Company announced plans for additional restructuring actions. As a result of these third and fourth quarter 2008 restructuring actions, the Company has reduced its North American workforce by approximately 2,400 people, or 33%; its European workforce by approximately 1,600 people, or 18%; and its Asian workforce by approximately 400 people, or 17%. The restructuring expense recognized in 2008 for employee termination benefits is $54.6 million, of which $24.2 million has been paid out. The remaining liability will be paid out by the middle of 2010. In addition to employee termination costs, the Company recorded $72.9 million of asset impairment charges in 2008 related to the North American and European restructuring. The combined 2008 restructuring expenses of $127.5 million are broken out by segment as follows: Engine $85.3 million, Drivetrain $40.9 million and Corporate $1.3 million.
Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.
The following table displays a rollforward of the employee related restructuring accruals recorded within the Company’s Consolidated Balance Sheet and the related cash flow activity for the quarter ended March 31, 2009:

	Employee Related Costs
	Drivetrain	Engine	Corporate	Total
Balance at December 31, 2008	$21.0	$29.3	$0.7	$51.0
Cash payments	(5.6)	(7.9)	(0.4)	(13.9)
Translation adjustment	(0.3)	(1.0)	—	(1.3)

Balance at March 31, 2009	$15.1	$20.4	$0.3	$35.8

Future cash payments for these restructuring activities are expected to be complete by the middle of 2010.
(17) Reporting Segments
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

EBIT is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. EBIT is defined as earnings before interest, income taxes and noncontrolling interest. “Earnings” is intended to mean net earnings as presented in the Consolidated Statements of Operations under GAAP.
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

Net Sales by Reporting Segment
(millions)

	Three months ended
	March 31,
	2009	2008
Engine	$624.5	$1,098.1
Drivetrain	198.2	409.8
Inter-segment eliminations	(3.2)	(9.0)

Net sales	$819.5	$1,498.9

Segment Earnings (Loss) Before Interest and Income Taxes
(millions)

	Three months ended
	March 31,
	2009	2008
Engine	$35.9	$137.9
Drivetrain	(32.7)	18.3

Segment earnings before interest and income taxes (“Segment EBIT”)	3.2	156.2
Muncie closure retiree obligation net gain	27.9	—
Corporate, including equity in affiliates’ earnings and stock-based compensation	(25.4)	(22.3)

Consolidated earnings before interest and taxes (“EBIT”)	5.7	133.9
Interest income	(0.5)	(1.9)
Interest expense and finance charges	19.1	6.5

Earnings (loss) before income taxes and noncontrolling interest	(12.9)	129.3
Provision (benefit) for income taxes	(6.6)	33.6

Net earnings (loss)	(6.3)	95.7
Net earnings attributable to the noncontrolling interest	0.7	7.0

Net earnings (loss) attributable to BorgWarner Inc.	$(7.0)	$88.7

Total Assets
(millions)

	March 31,	December 31,
	2009	2008
Engine	$2,900.2	$3,065.3
Drivetrain	1,112.5	1,211.8

Total	4,012.7	4,277.1

Corporate, including equity in affiliates (a)	341.0	366.9

Total assets	$4,353.7	$4,644.0

(a)	Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, deferred income taxes and investments & advances.

(18) New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On January 1, 2009, the Company fully adopted as required, FAS 157. See Note 9 to the Consolidated Financial Statements for more information regarding the implementation of FAS 157.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements. Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition. Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition. On January 1, 2009, the Company adopted FAS 141(R). The Company has expensed $4.8 million related to on-going acquisition related activity.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement. On January 1, 2009, the Company adopted FAS 160.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. On January 1, 2009, the Company adopted FAS 161. See Note 10 to the Consolidated Financial Statements for more information regarding the implementation of FAS 161.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). Under FSP APB 14-1, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of FSP APB 14-1 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we will be required in the second quarter of 2009 to record the equity and liability components of the notes on our Condensed Consolidated Balance Sheet. Additionally, FSP APB 14-1 requires us to amortize, as interest expense, the discounted carrying value of the convertible notes to their face value over the term of the notes. The impact to the Company’s Consolidated Statement of Operations for the second quarter and full year of 2009 will be approximately $7.4 million and $22.5 million, respectively.
See Note 20 to the Condensed Consolidated Financial Statements for more information regarding this issuance.

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
(19) Recent Transactions
BERU AG — Domination and Profit Transfer Agreement
In the second quarter of 2008, the Company and BERU AG (“BERU”) completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU. Under this agreement BERU is obligated to transfer 100% of its profits or losses to the Company. Upon request of BERU minority shareholders, the Company is obligated to purchase their shares for a cash payment of €71.32 per share. Those BERU minority shareholders who do not sell their shares are entitled to receive an annual compensatory payment (perpetual dividend) of €4.73 (gross) per share, less certain taxes, from the Company. The total obligation associated with the DPTA as of March 31, 2009 was approximately €22.4 ($29.7) million, based upon the present value of the perpetual dividend and approximates the cost if all remaining shares were purchased by the Company at €71.32 per share. As of March 31, 2009, the DPTA obligation is presented in the Condensed Consolidated Balance Sheet as $29.7 million in current liabilities.
The table below summarizes activity related to the Company’s DPTA obligation as of March 31, 2009 as follows (in millions):

Domination and Profit Transfer Agreement Obligation at December 31, 2008	$44.0
Shares Purchased During the Three Months Ended March 31, 2009	(12.2)
Translation Adjustment	(2.1)

Domination and Profit Transfer Agreement Obligation at March 31, 2009	$29.7

As of March 31, 2009, the portion of the acquisition related to the DPTA represents a non-cash transaction of €22.4 ($29.7) million. For the three months ended March 31, 2009, the costs related to the annual perpetual dividend arrangement are reflected as expense in the Consolidated Statement of Operations. $0.5 million in interest expense has been recorded in the first quarter of 2009. The tendering of approximately 1.3% of BERU shares, at a cost of $12.2 million, has been reflected as an investing activity in the Consolidated Statement of Cash Flows for the three months ended March 31, 2009. The annual payment of the perpetual dividend will be reflected as a financing activity. The payment of the annual perpetual dividend is expected to occur in the second quarter of each year, beginning in 2009.
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
On January 7, 2009 the Company informed BERU of its intention to purchase the remaining outstanding shares of approximately 4%, using the required German legal process referred to as a “squeeze-out” to complete the 100% ownership. This process will include an affirmative vote of BERU shareholders at its May 20, 2009 annual shareholder meeting and will be completed by the registration of the squeeze-out with the commercial register court. As a result of the tendering of shares, the Company owns approximately 97% of all BERU’s outstanding shares at March 31, 2009.

For a description of our earlier acquisition of 100% of BERU, see Note 20 to the Notes to Consolidated Financial Statements in our most recently filed Annual Report on Form 10-K.
(20) Subsequent Events
On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. The notes will pay interest semi-annually at a coupon rate of 3.50% per year. Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.5% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50%. Upon conversion, the Company will pay or deliver, cash, shares of our common stock or a combination thereof at our election.
See Note 18 to the Condensed Consolidated Financial Statements for more information regarding the impact APB 14-1 will have on the Company’s Consolidated Statement of Operations in the second quarter and full year of 2009.
Subsequent to the end of the first quarter of 2009, the Company extended its revolving credit facility for eighteen months, maturing January 22, 2011. The facility will be reduced to $250 million beginning July 23, 2009.
On April 24, 2009 the $50 million receivables securitization matured and was not renewed. The impact of this maturity will be an increase in receivables of $50 million and a decrease in cash of $50 million in the second quarter of 2009.
On April 30, 2009, the Obama Administration announced that Chrysler LLC will file for bankruptcy protection under Title 11 of the United States Code. The impact of this bankruptcy is under review by management at this time. The Company’s sales to Chrysler for the three months ended March 31, 2009 were $29.4 million or approximately 3.6% of consolidated sales. Accounts receivable from Chrysler as of March 31, 2009 were $22.9 million. The Company will cease shipments to Chrysler as a result of the announcement until such time that an agreement can be reached to ensure payments within guidelines established by the Uniform Commercial Code and Title 11 of the United States Code and other applicable statutes.
There is uncertainty surrounding General Motors’ future structure and potential filing for bankruptcy protection. The impact of any potential filing is under review by management, but would be influenced by the nature, timing and form of such filing. Company sales to General Motors and its global subsidiaries for the three months ended March 31, 2009 were $42.2 million or approximately 5.1% of consolidated sales. Accounts receivable from General Motors and its global subsidiaries as of March 31, 2009 were $34.6 million. In the event of a bankruptcy filing, the Company will consider ceasing all shipments to the impacted locations within General Motors until such time that an agreement can be reached to ensure payments within guidelines established by the Uniform Commercial Code and Title 11 of the United States Code and other applicable statutes.

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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008
Consolidated net sales for the first quarter ended March 31, 2009 totaled $819.5 million, a 45.3% decrease over the first quarter of 2008, driven by lower global vehicle production. The net sales decrease included the effect of weaker foreign currencies, primarily the Euro, of approximately $82 million. Currency fluctuations impacted all of the Company’s product lines. Excluding currency, our sales declined 39.9% compared with the estimated worldwide light-vehicle production decrease of 37%.
Gross profit and gross margin were $79.6 million and 9.7% for first quarter 2009 as compared to $283.5 million and 18.9% for first quarter 2008. The gross margin percentage decrease is due to sales volume declining faster than our ability to reduce our cost structure. Cost reduction actions taken in the first quarter of 2009 to reduce our cost structure included global pay cuts, selected plant shutdowns and reduced work weeks outside of the U.S..
On February 26, 2009, the Company’s subsidiary, BorgWarner Diversified Transmission Products Inc. (“DTP”), entered into a Plant Shutdown Agreement with the United Auto Workers (“UAW”) for its Muncie, Indiana automotive component plant (the “Muncie Plant”). Management subsequently wound-down production activity at the plant, with operations effectively ceased as of March 31, 2009. As a result of the closure of the Muncie Plant, the Company recorded a curtailment gain of $41.9 million in the first quarter of 2009.
The Plant Shutdown Agreement with the UAW for the Muncie Plant also included a settlement of a portion of the UAW retiree health care obligation, resulting in the remeasurement of the retiree medical plan. The financial impact of this settlement resulted in expense recognition of $14.0 million, a $47.2 million reduction to retirement-related liabilities, a $27.2 million increase in accumulated other comprehensive income and a $34 million increase in accounts payable and accrued expenses in the first quarter of 2009. The $34 million in accounts payable and accrued expenses is expected to be paid in monthly installments between May 2009 and April 2010. With the plant closing announcement, the Company has entered into discussions with the Pension Benefit Guaranty Corporation regarding potential funding of the Muncie Plant’s defined benefit pension plan.

The combined pre-tax impact of these actions was a net gain of $27.9 million, comprised by a $41.9 million curtailment gain and $14.0 million settlement loss on the Company’s Condensed Consolidated Statements of Operations as of March 31, 2009.
First quarter selling, general and administrative (“SG&A”) costs decreased $81.6 million to $74.1 million from $155.7 million, and decreased as a percentage of net sales to 9.0% from 10.4%. The first quarter 2009 decrease in SG&A was impacted by a $27.9 million afore mentioned net gain related to the Company’s Plant Shutdown Agreement with the UAW and subsequent closure of the Muncie Plant. This gain was partially offset by a $4.8 million expense associated with the adoption of FAS 141(R). Without these non-comparable items, SG&A as a percentage of net sales was 11.9%. R&D costs, which are included in SG&A expenses, decreased $25.0 million to $32.5 million from $57.5 million as compared to the first quarter of 2008. As a percentage of sales, R&D costs increased to 4.0% from 3.8% in the first quarter of 2008. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth.
Equity in affiliates’ earnings of $0.2 million decreased $8.9 million as compared with the first quarter of 2008 primarily due to lower vehicle production in Asia.
First quarter interest expense and finance charges of $19.1 million increased $12.6 million as compared with first quarter 2008. This increase is primarily due to the termination of $225 million in interest rate swap agreements related to our 2016 and 2019 fixed rate debt, resulting in a noncash charge of $5.7 million, an unfavorable measurement of the noncash ineffectiveness of a cross currency interest rate swap of $5.7 million and costs related to BERU’s DPTA perpetual dividend arrangement. The combined noncash impact of the termination of our interest rate swap agreements and the ineffectiveness of a cross currency interest rate swap in the first quarter of 2009 was $11.4 million.
The Company’s provision for income taxes is normally based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. However, due to unprecedented depressed global economic conditions there is a significant amount of uncertainty regarding industry production volumes for the remainder of the year. This precludes us from making a reliable estimate of the annual effective tax rate for the year. Accordingly, we have made our income tax provision in the first quarter pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in interim Periods, which provides that tax (or benefit) in each foreign jurisdiction that is not subject to a valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction for the quarter. The actual global effective tax rate for the quarter is calculated to be a benefit of (51.3%). This represents an income tax benefit of ($6.6) million on the loss of ($12.9) million for the first quarter of 2009.
The Company’s net loss was $7.0 million for the first quarter, or $0.06 loss per diluted share, a decrease of $0.81 per diluted share over the previous year’s first quarter. Excluding the $0.15 per diluted share net gain related to retiree obligations resulting from the closure of the Muncie, Indiana, Drivetrain facility, $0.06 per diluted share loss from interest rate derivative agreements and $0.03 per diluted share loss upon adoption of FAS 141(R) for treatment of on-going acquisition-related activity, the net loss was $0.12 per diluted share, a decrease of $0.87 per diluted share over the previous year’s first quarter.

	Three Months Ended
	March 31,
	2009	2008
GAAP earnings or (loss) per share — diluted	$(0.06)	$0.75

Non-recurring or non-comparable items:
Adoption of FAS 141 R — Acquisition Activity	(0.03)	—
Muncie Closure Retiree Obligation Net Gain	0.15	—
Interest Rate Derivative Agreements	(0.06)	—

Total impact of non-recurring or non-comparable items per share — diluted	$0.06	$—

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
EBIT is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. EBIT is defined as earnings before interest, income taxes and noncontrolling interest. “Earnings” is intended to mean net earnings as presented in the Consolidated Statements of Operations under GAAP.
The Company believes that EBIT is useful to demonstrate the operational profitability of our segments by excluding interest and income taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by the Company to determine resource allocation within the Company. Although the Company believes that EBIT enhances understanding of our business and performance, it should not be considered an alternative to, or more meaningful than, net earnings (loss) or cash flows from operations as determined in accordance with GAAP.
The following tables present net sales and segment EBIT by reporting segment for the three months ended March 31, 2009 and 2008.

Net Sales by Reporting Segment
(millions)

	Three months ended
	March 31,
	2009	2008
Engine	$624.5	$1,098.1
Drivetrain	198.2	409.8
Inter-segment eliminations	(3.2)	(9.0)

Net sales	$819.5	$1,498.9

Segment Earnings (Loss) Before Interest and Income Taxes
(millions)

	Three months ended
	March 31,
	2009	2008
Engine	$35.9	$137.9
Drivetrain	(32.7)	18.3

Segment earnings before interest and income taxes (“Segment EBIT”)	3.2	156.2
Muncie closure retiree obligation net gain	27.9	—
Corporate, including equity in affiliates’ earnings and stock-based compensation	(25.4)	(22.3)

Consolidated earnings before interest and taxes (“EBIT”)	5.7	133.9
Interest income	(0.5)	(1.9)
Interest expense and finance charges	19.1	6.5

Earnings (loss) before income taxes and noncontrolling interest	(12.9)	129.3
Provision (benefit) for income taxes	(6.6)	33.6

Net earnings (loss)	(6.3)	95.7
Net earnings attributable to the noncontrolling interest	0.7	7.0

Net earnings (loss) attributable to BorgWarner Inc.	$(7.0)	$88.7

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008
The Engine segment net sales decreased $473.6 million, or 43.1%, and segment EBIT decreased $102.0 million, or 74.0%, from first quarter 2008. Excluding the impact of weaker foreign currencies, primarily the Euro, sales decreased 37.2%. The sales and EBIT margin decrease was primarily driven by reduced global vehicle production that depressed demand for engine products, especially in Europe.
The Drivetrain segment net sales decreased $211.6 million, or 51.6%, and segment EBIT decreased $51.0 million, or 278.7%, from first quarter 2008. Excluding the impact of weaker foreign currencies, primarily the Euro, sales decreased 47.5%. The sales decrease was driven by lower global production primarily in North America, Europe and Japan. The Drivetrain segment’s EBIT decreased due to continued production declines in North America and very weak demand in Europe.
Outlook for the Remainder of 2009
The Company is very cautious about 2009. The crisis in the financial sector and deteriorating global economic conditions have increased uncertainty about automotive vehicle sales in every geographic region of the world. The Company expects the unprecedented current global economic environment to continue to affect near-term results and to create difficult conditions through 2009. The impact of non-U.S. currencies is currently expected to decline in 2009.
The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The trends that are driving our long-term growth are expected to continue, including the growth of direct injection diesel and gasoline engines worldwide, the increased adoption of automated transmissions in Europe and Asia-Pacific, and the move to variable cam and chain engine timing systems in both Europe and Asia-Pacific. When the recovery from current global economic conditions occur, we expect long-term sales and net earnings growth to resume to historical rates.
FINANCIAL CONDITION AND LIQUIDITY
The Company had $90.8 million of cash on hand at March 31, 2009. The Company has a multi-currency revolving credit facility, which provides for borrowings up to $600 million through July 22, 2009. Subsequent to the end of the first quarter of 2009, we extended our existing multi-currency credit facility for eighteen months, maturing January 22, 2011. The facility will be reduced to $250 million beginning July 23, 2009. At March 31, 2009 and December 31, 2008 there were no outstanding borrowings under the facility. The credit agreement is subject to the usual terms and conditions applied by banks to an investment grade company. The three key covenants of the credit agreement are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at March 31, 2009 and expects to be compliant in future periods. In addition to the credit facility, as of March 31, 2009, the Company had $750 million available under a universal shelf registration statement on file with the Securities and Exchange Commission under which a variety of debt and equity instruments could be issued. The Company had access to the commercial paper market through a $50 million accounts receivable securitization facility, which matured on April 24, 2009. From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s and Ba1 from Moody’s. On March 18, 2009, Moody’s downgraded the Company’s credit rating from Baa3 to Ba1. The current outlook from Standard & Poor’s and Moody’s is negative. None of the Company’s debt agreements require accelerated repayment in the event of a decrease in credit ratings.
At both March 31, 2009 and December 31, 2008, the Company had sold $50 million of receivables under a Receivables Transfer Agreement for face value without recourse. During both of the three-month periods ended March 31, 2009 and 2008, total cash proceeds from sales of accounts receivable were $150 million. The Company paid servicing fees related to these receivables for the three months ended March 31, 2009 and 2008 of $0.3 million and $0.6 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations. On April 24, 2009 the $50 million receivables securitization matured and was not renewed. The impact of this maturity will be an increase in receivables of $50 million and a decrease in cash of $50 million in the second quarter of 2009.
In 2006, the Company entered into a series of interest rate swap agreements to effectively convert a portion of its senior notes from fixed to variable interest rates and were designated as fair value hedges for the senior notes. In the first quarter of 2009, $100 million of interest rate swap agreements relating to the 2009 fixed-rate debt matured. Also, in the first quarter of 2009, the Company terminated $150 million of interest rate swap agreements relating to the 2016 fixed rate debt and $75 million of interest rate swap agreements relating to the 2019 fixed rate debt. The early termination of the 2016 and 2019 interest rate swap agreements resulted in a gain of $34.5 million that will be amortized as a reduction of interest expense over the remaining life of the respective 2016 and 2019 debt. The Company recognized $5.7 million in interest expense in the first quarter of 2009 as a result of the early termination. This early termination also resulted in the Company receiving net cash proceeds of $30.0 million. As of March 31, 2009, there were no outstanding interest rate swap agreements.
Net cash provided by operating activities decreased $6.5 million to $68.0 million for the first three months of 2009 from $74.5 million in the first three months of 2008. The decrease reflects lower earnings, offset by lower working capital needs in the first three months of 2009 as compared to the first three months of 2008. Capital spending, including tooling outlays, was $38.6 million in the first three months of 2009, compared with $75.4 million in 2008. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business and for cost reductions and productivity improvements.

The Company expects to continue to spend capital to support the launch of our new applications and for cost reductions and productivity improvement projects, but at levels considerably lower than 2008. The Company expects that net cash provided by operating activities, and after capital expenditures, including tooling outlays to be positive in 2009.
As of March 31, 2009, debt decreased from year-end 2008 by $63.4 million and cash decreased by $12.6. Our debt to capital ratio was 26.5% at the end of the first quarter versus 27.7% at the end of 2008. The debt and debt to capital ratio decrease between March 31, 2009 and December 31, 2008 is primarily due to the February 16, 2009 maturity and settlement of the Company’s $136.7 million 6.5% Senior Notes partially funded by cash from operations. The Company paid dividends to BorgWarner stockholders of $13.8 million and $12.8 million in the first three months of 2009 and 2008, respectively. The Company repurchased 316,800 shares of its common stock for $13.5 million in the first three months of 2008, while no common shares were repurchased in the first three months of 2009.
On March 5, 2009, the Company announced the temporary suspension of the Company’s quarterly dividend of $0.12 per share until global economic conditions improve. This action is expected to save the Company approximately $42 million in 2009.
On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. The notes will pay interest semi-annually at a coupon rate of 3.50% per year. Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.5% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50%. Upon conversion, the Company will pay or deliver, cash, shares of our common stock or a combination thereof at our election. The convertible senior notes were issued under the Company’s $750 million universal shelf registration filed with the Securities and Exchange Commission, leaving $376 million available as April 10, 2009.
We believe that the combination of cash from operations, cash balances, available credit facilities, the April issuance of the convertible senior notes described above, and the remaining shelf registration capacity will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future. We will continue to balance our needs for internal growth, external growth, debt reduction and cash conservation.
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

Litigation
In January 2006, DTP, a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which does not expire until April 24, 2009. Thus, the amendments were untimely. In 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.
DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others individually, and as representatives of a defendant class, on February 26, 2009 again seeking the Court’s affirmation that DTP will not violate the Labor — Management Relations Act or the Employment Retirement Income Security Act (ERISA) by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009.
The Company has communicated its plan to modify the level of benefits provided to the retirees to make them comparable to other Company retiree benefit plans. The change will be effective following expiration of the current health insurance agreement on April 24, 2009.
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
Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at March 31, 2009 of $11.8 million. The Company has accrued amounts that do not exceed $3.5 million related to any individual site and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.
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
Four additional lawsuits were filed against Kuhlman Electric and others, including the Company, in 2007 and 2008 on behalf of approximately 340 plaintiffs, alleging personal injury relating to the alleged environmental contamination. Given the early stage of the litigation, the Company cannot make any predictions as to the outcome, but its current intent is to vigorously defend against the suits.
Conditional Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks (“USTs”) and above ground storage tanks (“ASTs”) when their use ceases, the disposal of polychlorinated biphenyl (“PCB”) transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 32 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.4 million as of March 31, 2009 and December 31, 2008.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that the products are highly unlikely to cause harm. As of March 31, 2009 and December 31, 2008 the Company had approximately 24,000 and 27,000 pending asbestos-related product liability claims, respectively. Of the 24,000 outstanding claims at March 31, 2009, approximately 13,000 are pending in just three jurisdictions, where significant tort and judicial reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first three months of 2009, of the approximately 3,000 claims resolved, only 43 (1.5%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2008, of the approximately 17,500 claims resolved, only 210 (1.2%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $52.1 million in defense and indemnity in advance of insurers’ reimbursement and has received $14.8 million in cash from insurers. The outstanding balance of $37.3 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2008, insurers owed $35.9 million in association with these claims.
At March 31, 2009, the Company has an estimated liability of $36.5 million for future claims resolutions, with a related asset of $36.5 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2008, the comparable value of the insurance receivable and accrued liability was $34.7 million.
The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	March 31,	December 31,
(millions)	2009	2008
Assets:
Prepayments and other current assets	$22.4	$22.1
Other non-current assets	14.1	12.6

Total insurance receivable	$36.5	$34.7

Liabilities:
Accounts payable and accrued expenses	$22.4	$22.1
Other non-current liabilities	14.1	12.6

Total accrued liability	$36.5	$34.7

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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On January 1, 2009, the Company fully adopted as required, FAS 157. See Note 9 to the Condensed Consolidated Financial Statements for more information regarding the implementation of FAS 157.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations
(“FAS 141(R)”). FAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements. Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition. Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition. On January 1, 2009, the Company adopted FAS 141(R). The Company has expensed $4.8 million realted to on-going acquisition related activity.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified. In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement. On January 1, 2009, the Company adopted FAS 160.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. On January 1, 2009, the Company adopted FAS 161.
In May 2008, the Financial FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). Under FSP APB 14-1, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of FSP APB 14-1 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we will be required in the second quarter of 2009 to record the equity and liability components of the notes on our Condensed Consolidated Balance Sheet. Additionally, FSP APB 14-1 requires us to amortize, as interest expense, the discounted carrying value of the convertible notes to their face value over the term of the notes. The impact to the Company’s Consolidated Statement of Operations for the second quarter and full year of 2009 will be approximately $7.4 million and $22.5 million, respectively.
See Note 20 to the Condensed Consolidated Financial Statements for more information regarding this issuance.
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
Recent Development
On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. The notes will pay interest semi-annually at a coupon rate of 3.50% per year. Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.5% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50%. Upon conversion, the Company will pay or deliver, cash, shares of our common stock or a combination thereof at our election.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management’s current outlook, expectations, estimates and projections. Words such as “outlook”, “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing our products, changes in general economic conditions, as well as the other risks detailed in our filings with the Securities and Exchange Commission, including the Risk Factors, identified in the Form 10-K for the fiscal year ended December 31, 2008. We do not undertake any obligation to update any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 14 — Contingencies to the condensed consolidated financial statements for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.
Item 5. Other Information
At the Annual Meeting of Stockholders held April 29, 2009, non-employee Directors Bonanno, Michas, Schaum and Stallkamp were elected to new three year terms as Class I Directors on the Company’s Board of Directors, and each was granted 9,289 shares of restricted stock as equity compensation. Restrictions on the shares of stock will expire over the three year term, one third in each year. Director Cuneo was elected to a two year term as a Class III Director on the Company’s Board of Directors, and was granted 6,193 shares of restricted stock as equity compensation, with restrictions expiring half after one year from the date of grant and the remainder expiring two years from the date of grant. Non-employee director compensation is more fully described in the Company’s proxy statement filed for its 2009 Annual Meeting of Stockholders.

Item 6. Exhibits

Exhibit 10.1	BorgWaner Inc. Amended and Restated 2004 Stock Incentive Plan

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BorgWarner Inc.

(Registrant)

By	/s/ Jeffrey L. Obermayer

(Signature)

Jeffrey L. Obermayer

Vice President and Controller

(Principal Accounting Officer)

Date: April 30, 2009