Form 10-Q
period 2009-06-30
BORGWARNER INC
filed 2009-07-29
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
YES ☐     NO ☑
On June 30, 2009, the registrant had 116,653,717 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED JUNE 30, 2009
INDEX

Page No.
PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

PART II. Other Information

Item 1. Legal Proceedings	48

Item 4. Submission of Matters to a Vote of Security Holders	48

Item 5. Other Information	49

Item 6. Exhibits	50

SIGNATURES	51
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(millions of dollars)

	June 30,	December 31,
	2009	2008
ASSETS
Cash	$256.9	$103.4
Receivables, net	681.1	607.1
Inventories, net	313.5	451.2
Deferred income taxes	62.0	67.5
Prepayments and other current assets	81.3	79.0

Total current assets	1,394.8	1,308.2

Property, plant & equipment, net	1,502.1	1,586.2
Investments & advances	232.8	266.5
Goodwill	1,057.3	1,052.4
Other non-current assets	424.0	430.7

Total assets	$4,611.0	$4,644.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$95.8	$183.8
Current portion of long-term debt	—	136.9
Accounts payable and accrued expenses	889.3	923.0
Income taxes payable	—	6.3

Total current liabilities	985.1	1,250.0

Long-term debt	766.2	459.6
Other non-current liabilities:
Retirement-related liabilities	473.4	543.8
Other	303.5	353.1

Total other non-current liabilities	776.9	896.9

Common stock	1.2	1.2
Capital in excess of par value	1,028.6	977.6
Retained earnings	1,141.0	1,200.5
Accumulated other comprehensive loss	(31.4)	(85.9)
Treasury stock	(81.8)	(87.4)

Total BorgWarner Inc. stockholders’ equity	2,057.6	2,006.0
Noncontrolling interest	25.2	31.5

Total stockholders’ equity	2,082.8	2,037.5

Total liabilities and stockholders’ equity	$4,611.0	$4,644.0

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$916.2	$1,516.6	$1,735.7	$3,015.5
Cost of sales	800.0	1,237.8	1,539.9	2,453.2

Gross profit	116.2	278.8	195.8	562.3

Selling, general and administrative expenses	115.4	159.9	189.5	315.6
Restructuring expense	50.3	—	50.3	—
Other expense	—	0.2	—	3.2

Operating income (loss)	(49.5)	118.7	(44.0)	243.5

Equity in affiliates’ earnings, net of tax	(4.8)	(11.9)	(5.0)	(21.0)
Interest income	(0.7)	(2.3)	(1.2)	(4.2)
Interest expense and finance charges	9.0	10.8	28.1	17.3

Earnings (loss) before income taxes and noncontrolling interest	(53.0)	122.1	(65.9)	251.4

Provision (benefit) for income taxes	(19.1)	29.8	(25.7)	63.4

Net earnings (loss)	(33.9)	92.3	(40.2)	188.0
Net earnings attributable to the noncontrolling interest	2.0	4.8	2.7	11.8

Net earnings (loss) attributable to BorgWarner Inc.	$(35.9)	$87.5	$(42.9)	$176.2

Earnings (loss) per share — basic	$(0.31)*	$0.75	$(0.37)*	$1.52

Earnings (loss) per share — diluted	$(0.31)*	$0.74	$(0.37)*	$1.49

Weighted average shares outstanding (thousands):

Basic	116,564	116,250	116,296	116,248
Diluted	116,564 *	118,382	116,296 *	118,426

Dividends declared per share	$—	$0.11	$0.12	$0.22

*	The Company had a loss for the quarter and six months ended June 30, 2009. As a result, diluted loss per share is the same as basic, as any dilutive securities would reduce the loss per share. Therefore, diluted shares are equal to basic shares outstanding for the three and six months ended June 30, 2009.
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Six Months Ended
	June 30,
	2009	2008
OPERATING
Net earnings (loss)	$(40.2)	$188.0
Adjustments to reconcile net earnings (loss) to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	114.1	135.5
Amortization of intangible assets and other	11.9	17.7
Restructuring expense, net of cash paid	44.0	—
Stock based compensation expense	12.5	7.1
Deferred income tax benefit	(39.3)	(14.9)
Convertible bond premium amortization	4.2	—
Equity in affiliates’ earnings, net of dividends received and other	36.0	16.3

Net earnings adjusted for non-cash charges to operations	143.2	349.7
Changes in assets and liabilities:
Receivables	(19.1)	(110.0)
Inventories	135.1	(29.9)
Prepayments and other current assets	4.9	(2.8)
Accounts payable and accrued expenses	(45.9)	86.7
Income taxes payable	(6.1)	(7.2)
Other non-current assets and liabilities	(38.3)	(19.4)

Net cash provided by operating activities	173.8	267.1

INVESTING
Capital expenditures, including tooling outlays	(88.3)	(162.2)
Net proceeds from asset disposals	13.7	2.0
Payments for business acquired, net of cash acquired	(22.3)	—
Proceeds from sales of marketable securities	—	14.6

Net cash used in investing activities	(96.9)	(145.6)

FINANCING
Decrease in notes payable	(87.1)	(7.1)
Additions to long-term debt	381.6	—
Repayments of long-term debt, including current portion	(158.0)	(7.3)
Payment for purchase of bond hedge	(56.4)	—
Proceeds from warrant issuance	31.2	—
Reduction in accounts receivable securitization facility	(50.0)	—
Payment for purchase of treasury stock	—	(27.7)
Proceeds from interest rate swap termination	30.0	—
Proceeds from stock options exercised, including the tax benefit	2.6	7.1
Dividends paid to BorgWarner stockholders	(13.8)	(25.8)
Dividends paid to noncontrolling stockholders	(8.3)	(12.0)

Net cash provided by (used in) financing activities	71.8	(72.8)
Effect of exchange rate changes on cash	4.8	(11.3)

Net increase in cash	153.5	37.4
Cash at beginning of year	103.4	188.5

Cash at end of period	$256.9	$225.9

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$44.0	$22.4
Income taxes	18.6	72.8
Non-cash financing transactions:
Stock performance plans	4.1	2.6
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet as of December 31, 2008 was derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
We have reclassified certain 2008 amounts to conform to the presentation of our 2009 Condensed Consolidated Statement of Operations. The financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company’s presentation of the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Reporting Segments Note and Comprehensive Income (Loss) Note have been adjusted to conform with the requirements of Statement of Financial Accounting Standard No. 160, Non-controlling Interest in Consolidated Financial Statements, (“FAS 160”). See Note 18 to the Condensed Consolidated Financial Statements for more information regarding the Company’s first quarter 2009 adoption of FAS 160.
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
(2) Research and Development
The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions)	2009	2008	2009	2008
Gross R&D expenditures	$50.8	$71.7	$99.3	$138.7
Customer reimbursements	(15.0)	(13.9)	(31.0)	(23.4)

Net R&D expenditures	$35.8	$57.8	$68.3	$115.3

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
(3) Income Taxes
The Company’s provision for income taxes is normally based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. However, due to unprecedented depressed global economic conditions there is significant uncertainty regarding industry production volumes for the remainder of the year. This precludes us from making a reliable estimate of the annual effective tax rate for the year. Accordingly, we have made our 2009 income tax provision pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods, which provides that tax (or benefit) in each foreign jurisdiction that is not subject to a valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction for the quarter. The actual global effective tax rate for the six months is calculated to be a benefit of 39%, which resulted in a 36% tax rate (benefit) for the second quarter. This represents an income tax benefit of ($25.7) million on the loss of ($65.9) million for the first six months of 2009. It results in a ($19.1) million benefit on the loss of ($53.0) million for the second quarter of 2009.
As of June 30, 2009, the balance of gross unrecognized tax benefits was $61.2 million. Included in the balance at June 30, 2009 was $50.9 million of tax positions that are permanent in nature and, if recognized, would reduce the global effective tax rate.
During the first quarter of 2008, the Company made a $6.6 million cash payment to the Internal Revenue Service (“IRS”) to resolve agreed upon issues of the ongoing IRS examination of the Company’s 2002-2004 tax years. Also, there was a reduction in the first quarter of 2008 of $6.7 million related to the Company’s unrecognized tax benefits balance due to settlement of the agreed upon issues primarily related to the Extraterritorial Income Exclusion for the 2002-2004 tax years. The Company is currently in the process of settling the disputed issues with appeals related to the 2002-2004 IRS audit. Upon settlement of the IRS audits related to the periods 2002-2004, the gross unrecognized tax benefits balance will be reevaluated. Possible changes related to other examinations cannot be reasonably estimated within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $11.4 million for the payment of interest and penalties at December 31, 2008. The Company had approximately $12.3 million for the payment of interest and penalties accrued at June 30, 2009.
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
(4) Sales of Receivables
The Company securitized and sold certain receivables through third party financial institutions without recourse. The amount sold would vary each month based on the amount of underlying receivables. The maximum size of the facility was set at $50 million since fourth quarter of 2003.
On April 24, 2009 the Company’s $50 million receivables securitization facility matured and was not renewed. The impact of this maturity was an increase in receivables of $50 million and a decrease in cash of $50 million in the second quarter of 2009. This is reflected as a Financing activity in the Condensed Consolidated Statements of Cash Flows.
During the six-month periods ended June 30, 2009 and 2008, total cash proceeds from sales of accounts receivable were $200 million and $300 million, respectively. The Company paid servicing fees related to these receivables for the three and six months ended June 30, 2009 and 2008 of $0.1 million and $0.4 million and $0.4 million and $1.0 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
(5) Inventories
Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	June 30,	December 31,
(millions)	2009	2008
Raw material and supplies	$190.8	$260.7
Work in progress	67.8	95.7
Finished goods	70.8	111.4

FIFO inventories	329.4	467.8
LIFO reserve	(15.9)	(16.6)

Inventories, net	$313.5	$451.2

(6) Property, Plant & Equipment

	June 30,	December 31,
(millions)	2009	2008
Land and buildings	$624.3	$619.8
Machinery and equipment	1,745.3	1,756.1
Capital leases	1.1	1.1
Construction in progress	150.3	160.0

Total property, plant & equipment	2,521.0	2,537.0
Less accumulated depreciation	(1,104.5)	(1,047.4)

	1,416.5	1,489.6
Tooling, net of amortization	85.6	96.6

Property, plant & equipment — net	$1,502.1	$1,586.2

Interest costs capitalized during the six-month periods ended June 30, 2009 and June 30, 2008 were $5.4 million and $5.5 million, respectively.
As of June 30, 2009 and December 31, 2008, accounts payable of $28.7 million and $43.2 million, respectively, were related to property, plant and equipment purchases.
As of June 30, 2009 and December 31, 2008, specific assets of $3.6 million and $7.4 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.
As a result of the impairment charges recorded in the third and fourth quarters of 2008, depreciation expense for the three and six months ended June 30, 2009 was reduced by approximately $3 million and $6 million, respectively.
During the first quarter of 2009, based on current market conditions and asset utilization rates, the Company elected to extend the useful lives of certain machinery and equipment. As a result of this change in estimate, depreciation expense for the three and six months ended June 30, 2009 was reduced by approximately $5 million and $9 million, respectively.
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

	Six months ended
	June 30,
(millions)	2009	2008
Beginning balance	$82.1	$70.1
Provision	15.4	21.8
Payments	(30.0)	(16.1)
Currency translation	0.4	4.3

Ending balance	$67.9	$80.1

The product warranty liability is classified in the consolidated balance sheet as follows:

	June 30,	December 31,
(millions)	2009	2008
Accounts payable and accrued expenses	$42.0	$51.4
Other non-current liabilities	25.9	30.7

Total product warranty liability	$67.9	$82.1

(8) Notes Payable and Long-Term Debt
Following is a summary of notes payable and long-term debt, including the current portion. The weighted average interest rate on all borrowings outstanding as of June 30, 2009 and December 31, 2008 was 6.0% and 5.0%, respectively.

	June 30, 2009		December 31, 2008
(millions)	Current	Long-Term	Current	Long-Term

Bank borrowings and other	$51.6	$0.5	$130.7	$1.0
Term loans due through 2015 (at an average rate of 4.1% in 2009 and 4.9% in 2008)	44.2	8.5	53.1	12.9
6.50% Senior Notes due 2/17/09, net of unamortized discount (a)	—	—	136.7	—
3.50% Convertible Notes due 4/15/12, net of unamortized discount	—	321.7	—	—
5.75% Senior Notes due 11/01/16, net of unamortized discount (a)	—	149.2	—	149.2
8.00% Senior Notes due 10/01/19, net of unamortized discount (a)	—	133.9	—	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.2	—	119.2

Carrying amount of notes payable and long-term debt	95.8	733.0	320.5	416.2
Impact of derivatives on debt (a)	—	33.2	0.2	43.4

Total notes payable and long-term debt	$95.8	$766.2	$320.7	$459.6

(a)	In 2006, the Company entered into several interest rate swaps that had the effect of converting $325.0 million of fixed rate notes to variable rates. The weighted average effective interest rate of these borrowings, including the effects of outstanding swaps as noted in Note 10 was 5.3% as of December 31, 2008. In the first quarter of 2009, $100 million in interest rate swaps related to the Company’s 2009 fixed rate debt matured and the Company terminated $150 million in interest rate swap agreements related to the Company’s 2016 fixed rate debt and $75 million of interest rate swap agreements related to the Company’s 2019 fixed rate debt. As a result of the first quarter 2009 swap terminations, a $34.5 million gain remained in debt to be amortized over the remaining lives of the respective 2016 and 2019 debt. As of June 30, 2009, the unamortized portion was $33.2 million.
The Company has a multi-currency revolving credit facility, which provided for borrowings up to $600 million through July 22, 2009. On April 30, 2009, the Company extended its revolving credit facility for 18 months, maturing January 22, 2011. The facility was reduced to $250 million beginning July 23, 2009. The facility is now secured by unperfected pledges of the Company’s equity interests in its subsidiaries and certain assets. No secured party is entitled to perfect its lien on any of the collateral until the long term unsecured senior, non-credit enhanced debt rating of the Company is less than or equal to BB+ by Standard & Poor’s and less than or equal to Ba1 by Moody’s. The Company’s credit rating as of June 30, 2009 was BBB by Standard & Poor’s and Ba1 by Moody’s. The three key covenants of the credit agreement are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at June 30, 2009 and expects to remain compliant in future periods. At June 30, 2009 and December 31, 2008 there were no outstanding borrowings under the facility.
The Company’s 6.5% Senior Notes of $136.7 million matured on February 17, 2009. The Company had outstanding letters of credit at June 30, 2009 and December 31, 2008 of $15.2 million and $21.4 million, respectively. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), the Company must account for the convertible senior notes by bifurcating the instrument between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. Therefore, the Company’s June 30, 2009 Condensed Consolidated Balance Sheet includes an increase in debt of $321.7 million and an increase in capital in excess of par of $34.6 million. Additionally, FSP APB 14-1 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this bond accretion is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations was $7.4 million for the second quarter, of which $4.2 million was non-cash. For the full year of 2009, interest expense related to the convertible notes will be approximately $22.5 million, of which approximately $12.8 million will be non-cash. The notes will pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year, beginning in October of this year.
Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.5% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. As of June 30, 2009, the if-converted value of the 3.50% Convertible Senior Notes was approximately $15.2 million. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of our common stock or a combination thereof at our election. The convertible senior notes were issued under the Company’s $750 million universal shelf registration filed with the Securities and Exchange Commission, leaving approximately $376 million available as of June 30, 2009.
As of June 30, 2009 and December 31, 2008, the estimated fair values of the Company’s senior unsecured notes totaled $743.1 million and $532.3 million, respectively. The estimated fair values were $19.1 million higher at June 30, 2009 and $6.7 million lower at December 31, 2008 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:
A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
The following table classifies the assets and liabilities measured at fair value during the period ended June 30, 2009:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Items	Inputs	Inputs	Valuation
(millions)	2009	(Level 1)	(Level 2)	(Level 3)	Technique
Assets:
Commodity contracts	$6.5	$—	$6.5	$—	A
Foreign exchange contracts	4.0	—	4.0	—	A
Fixed assets	11.7	—	—	11.7	B

	$22.2	$—	$10.5	$11.7

Liabilities:
Commodity contracts	$2.6	$—	$2.6	$—	A
Foreign exchange contracts	26.2	—	26.2	—	A
Net investment hedge contracts	43.4	—	43.4	—	A

	$72.2	$—	$72.2	$—

The change in the fair value of the Company’s net fixed assets impaired in 2009 is as follows:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)
Net book value prior to impairment	$48.0
Asset impairment charge	(36.3)

Net book value after impairment	$11.7

(10) Financial Instruments
On January 1, 2009, the Company adopted as required, Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) which expands the disclosure of financial instruments.
The Company’s financial instruments include cash, marketable securities, trade receivables, trade payables, and notes payable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity forward contracts, and foreign currency forward contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At June 30, 2009 the Company had no derivative contracts that contained credit risk related contingent features.
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
In 2006, the Company entered into a series of interest rate swap agreements to effectively convert a portion of its senior notes from fixed to variable interest rates and were designated as fair value hedges for the senior notes. In the first quarter of 2009, $100 million of interest rate swap agreements relating to the 2009 fixed-rate debt matured. Also, in the first quarter of 2009, the Company terminated $150 million of interest rate swap agreements relating to the 2016 fixed rate debt and $75 million of interest rate swap agreements relating to the 2019 fixed rate debt. The early termination of the 2016 and 2019 interest rate swap agreements resulted in a gain of $34.5 million that will be amortized as a reduction of interest expense over the remaining life of the respective 2016 and 2019 debt. The Company recognized $5.7 million in interest expense in the first quarter of 2009 as a result of the early termination. This early termination also resulted in the Company receiving net cash proceeds of $30.0 million, which is recognized in the Financing section of the Condensed Consolidated Statement of Cash Flows. As of June 30, 2009, there were no outstanding interest rate swap agreements.
Effectiveness for cash flow, fair value and net investment hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Ineffectiveness is measured quarterly and results are recognized in earnings.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At June 30, 2009 the following cross-currency swaps were outstanding:

	Cross-Currency Swaps
	Notional	Notional
(millions)	in USD	in Local Currency	Duration
Floating $ to Floating €	$75.0	€58.5	Nov - 16
Floating $ to Floating ¥	$150.0	¥17,581.5	Oct - 19
At June 30, 2009 the following commodity derivative contracts were outstanding:

	Commodity Hedges
	Volume	Units of
Commodity	Hedged	Measure	Duration
Nickel	1,302	Metric Tons	Dec - 10
Copper	1,432	Metric Tons	Dec - 10
Aluminum	504	Metric Tons	Dec - 10
Platinum	510	Troy Oz.	Dec - 09
Natural Gas	334,584	MMBtu	Dec - 10
At June 30, 2009 the following foreign exchange derivative contracts were outstanding:
(millions)

Currency Hedges
Functional	Traded	Notional in
Currency	Currency	Traded Currency	Duration
Brazilian Real	US Dollar	4.8	Dec - 09
British Pound	Euro	127.0	Dec - 11
Euro	Hungarian Forint	4,712.4	Dec - 10
Euro	British Pound	2.3	Dec - 09
Euro	US Dollar	13.7	Dec - 09
Euro	Japanese Yen	1,348.2	Dec - 09
Indian Rupee	US Dollar	10.4	Dec - 11
Korean Won	Euro	56.5	Dec - 10
Korean Won	Japanese Yen	574.0	Dec - 09
Mexican Peso	US Dollar	2.9	Dec - 09
US Dollar	Indian Rupee	511.4	Dec - 11
US Dollar	Euro	55.0	Jul - 09
US Dollar	Japanese Yen	47.3	Dec - 09

At June 30, 2009 the following amounts were recorded in the Company’s balance sheet as being payable to or receivable from counterparties.

(millions)
Derivatives Designated as Hedging	Assets		Liabilities
Instruments under Statement 133	Location	2009	Location	2009
Foreign Exchange Contracts	Prepayments and Other Current Assets	$3.9	Accounts Payable and Accrued Expenses	$18.1
	Other Non-Current Assets	0.1	Other Non-Current Liabilities	8.1
Commodity Contracts	Prepayments and Other Current Assets	4.4	Accounts Payable and Accrued Expenses	2.6
	Other Non-Current Assets	2.1	Other Non-Current Liabilities	—
Net Investment Hedges	Prepayments and Other Current Assets	—	Accounts Payable and Accrued Expenses	—
	Other Non-Current Assets	—	Other Non-Current Liabilities	43.4
Netted in the $43.4 million carrying value of the Net Investment Hedges is a $4.3 million favorable adjustment for non-performance risk in accordance with FAS 157.
The table below shows deferred losses at the end of the period reported in other comprehensive income (loss) (OCI) and amounts expected to be reclassified to income or loss within the next twelve months. The loss expected to be reclassified to income or loss in one year or less assumes no change in the current relationship of the hedged item and June 30, 2009 market rates.

	Gain/(Loss)	Gain/(Loss) Expected to
(millions)	in OCI at	be Reclassified to Income
Contract Type	June 30, 2009	in One Year or Less
Foreign Exchange	$(17.3)	$(9.4)
Commodity	2.6	0.9
Net Investment Hedges	(39.2)	—

Total	(53.9)	(8.5)
The following tables represent gains (losses) related to hedge transactions for the three and six months ended June 30, 2009.
Cash Flow hedges held during the period resulted in the following gains and losses recorded in income. The effective portion of gains or losses exactly offset losses or gains in the underlying transaction that they were designated to hedge, and are recorded on the same line in the income statement. Ineffectiveness resulting from imperfect matches between changes in value of hedge contracts and changes in value of the underlying transaction are immediately recognized in earnings.
Derivatives Designated as Cash Flow Hedging Instruments under Statement 133

		Gain/(Loss) Reclassified			Gain/(Loss)
		from OCI to Income			Recognized in Income
		(Effective Portion)			(Ineffective Portion)
(millions)		Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
Contract Type	Location	June 30, 2009	June 30, 2009	Location	June 30, 2009	June 30, 2009
Foreign Exchange	Sales	$(1.8)	$(8.1)	SG&A Expense	$(1.9)	$(1.3)
Foreign Exchange	Cost of Goods Sold	1.3	3.2	SG&A Expense	0.5	0.8
Foreign Exchange	SG&A Expense	(0.4)	(0.9)	SG&A Expense	—	—
Commodity	Cost of Goods Sold	(2.5)	(7.0)	Cost of Goods Sold	1.5	(1.4)
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

Derivatives Designated as Net Investment Hedges under Statement 133

		Gain/(Loss) Reclassified			Gain/(Loss) Recognized
		from OCI to Income			in Income
		(Effective Portion)			(Ineffective Portion)
(millions)		Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
Contract Type	Location	June 30, 2009	June 30, 2009	Location	June 30, 2009	June 30, 2009
Cross-Currency Swap	(None)	—	—	Interest Expense	$6.6	$0.9
The Company may also enter into derivative contracts that are not designated as hedging instruments as defined by FAS 133. Undesignated derivative instruments substantially pertain to foreign exchange contracts that are used to offset the impact of foreign currency denominated assets and liabilities. The company does not apply hedge accounting because the gain (loss) on the derivative contract is generally offset by the SFAS No. 52, “Foreign Currency Translation,” (SFAS No. 52) remeasurement gain (loss) of the foreign currency asset or liability in the same reporting period.
Derivatives Not Designated as Hedging Instruments under Statement 133

		(Loss) Recorded in
		Income on Derivative
(millions)		Three Months Ended	Six Months Ended
Contract Type	Location	June 30, 2009	June 30, 2009
Foreign Exchange	SG&A Expense	$(0.7)	$(1.8)
At June 30, 2009 derivative instruments that are designated as fair value hedging instruments as defined by FAS 133 were immaterial.
(11) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to the Company’s defined benefit pension plans for 2009 range from $15 to $35 million, of which $6.7 million has been contributed through the first six months of the year.
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
The Plant Shutdown Agreement with the UAW for the Muncie Plant also included a settlement of a portion of the UAW retiree health care obligation, resulting in the remeasurement of the retiree medical plan. The financial impact of this settlement resulted in expense recognition of $14.0 million, a $47.2 million reduction to retirement-related liabilities, a $27.2 million increase in accumulated other comprehensive income and a $34.0 million increase in accounts payable and accrued expenses in the first quarter of 2009. The $34.0 million in accounts payable and accrued expenses will be paid in monthly installments, which began in May 2009 and will conclude in April 2010. With the plant closing announcement, the Company has entered into discussions with the Pension Benefit Guaranty Corporation regarding potential funding of the Muncie Plant’s defined benefit pension plan.

The combined pre-tax impact of these actions was a net gain of $27.9 million, comprised of a $41.9 million curtailment gain and $14.0 million settlement loss on the Company’s Condensed Consolidated Statements of Operations as of March 31, 2009.
The weighted average discount rate used to determine the benefit obligation of the Company’s retiree medical plan as of March 31, 2009 was 8.00%. This represents a 100 basis point increase from the 7.00% weighted average discount rate used at year-end 2008.
In June 2009, the Company announced its plan to freeze its defined benefit plan at its Bradford plant in the United Kingdom in consultation with affected employees and their representatives. The effect of this change is expected to be that participants in the Bradford defined benefit plan will cease to accrue defined benefits after October 1, 2009. Future pension benefits will be earned within an existing defined contribution plan going forward. The financial impact of this change was a $3.7 million reduction to retirement-related liabilities, a $3.5 increase in accumulated other comprehensive income and $0.2 million in income recognition in the second quarter of 2009.
The weighted average discount rate used to determine the benefit obligation of the Company’s Bradford defined benefit plan as of June 30, 2009 was 6.50%. This represents a 25 basis point increase from the 6.25% weighted average discount rate used at year-end 2008.

The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations are as follows:

					Other post
(millions)	Pension benefits				employment
Three months ended June 30,	2009		2008		benefits
	US	Non-US	US	Non-US	2009	2008

Components of net periodic benefit cost:
Service cost	$—	$2.3	$0.5	$2.4	$0.2	$0.7
Interest cost	5.1	4.4	5.1	4.8	4.8	5.8
Expected return on plan assets	(4.0)	(2.4)	(7.1)	(3.4)	—	—
Settlement/Curtailment	—	—	—	—	—	—
Amortization of unrecognized
prior service benefit	(0.2)	—	—	—	(1.3)	(5.4)
Amortization of unrecognized loss	1.8	0.2	0.5	—	1.5	2.7

Net periodic benefit cost (benefit)	$2.7	$4.5	$(1.0)	$3.8	$5.2	$3.8

					Other post
(millions)	Pension benefits				employment
Six months ended June 30,	2009		2008		benefits
	US	Non-US	US	Non-US	2009	2008

Components of net periodic benefit cost:
Service cost	$0.3	$5.0	$1.0	$4.8	$0.4	$1.3
Interest cost	10.5	8.1	10.2	9.6	10.3	11.6
Expected return on plan assets	(8.1)	(4.6)	(14.2)	(6.9)	—	—
Settlement/Curtailment	—	—	—	—	(61.9)*	—
Amortization of unrecognized
prior service benefit	(0.2)	—	—	—	(9.3)	(10.7)
Amortization of unrecognized loss	3.7	0.5	1.0	—	4.3	5.4

Net periodic benefit cost (benefit)	$6.2	$9.0	$(2.0)	$7.5	$(56.2)	$7.6

*	Note: In the six months ended June 30, 2009 table above, the settlement/curtailment of $61.9 million was offset by the $34.0 million cost to settle, resulting in a net pre-tax gain of $27.9 million.
(12) Stock-Based Compensation
Under the Company’s 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2009 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant was 12,500,000, of which approximately 2,700,000 shares are available for future issuance. As of June 30, 2009, there were a total of 5,462,118 outstanding options under the 1993 and 2004 Stock Incentive Plans.

Stock option compensation expense reduced income before income taxes and net earnings for the three months ended June 30, 2009 and 2008 by $2.4 million and $1.9 million ($0.02 per basic and diluted share) and by $3.5 million and $2.7 million ($0.02 per basic and diluted share), respectively. Stock option compensation expense reduced income before income taxes and net earnings for the six months ended June 30, 2009 and 2008 by $4.1 million and $3.2 million ($0.03 per basic and diluted share) and by $7.1 million and $5.3 million ($0.05 and $0.04 per basic and diluted shares, respectively). Stock option compensation expense affected both operating activities ($4.1 million and $7.1 million non-cash charge backs) and financing activities ($0.9 million and $1.8 million tax benefits) of the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008, respectively.
Total unrecognized compensation cost related to nonvested stock options at June 30, 2009 was approximately $3.5 million. This cost is expected to be recognized over the next 0.6 years. On a weighted average basis, this cost is expected to be recognized over 0.3 years.
A summary of the plans’ shares under option as of and for the six months ended June 30, 2009 is as follows:

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise	Contractual	Value
	(thousands)	Price	Life (in years)	(in millions)
Outstanding at December 31, 2008	5,798	$27.86
Exercised	(10)	13.25
Forfeited	(195)	29.63

Outstanding at March 31, 2009	5,593	$27.82	6.5	$4.9

Exercised	(119)	21.37
Forfeited	(48)	31.04
Other	36	25.72

Outstanding at June 30, 2009	5,462	$27.92	6.2	$35.3

Options exercisable at June 30, 2009	4,091	$26.48	5.9	$32.0

At its November 2007 meeting, our Compensation Committee decided that restricted common stock would be awarded in place of stock options for long-term incentive award grants to employees. These restricted shares for employees vest fifty percent after two years and the remainder after three years from the date of grant. The Company also grants restricted common stock to its non-employee directors. For non-employee directors restricted shares vest ratably on the anniversary of the date of the grant over a period of three years. The market value of the Company’s restricted common stock at the date of grant determines the value of the restricted common stock. In February 2009, 1,000,643 restricted shares were granted to employees under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in stockholders’ equity, and is amortized as compensation expense over the restriction periods. The Company recognized compensation expense related to restricted common stock of $4.0 million and $2.6 million for the three months ended June 30, 2009 and 2008, respectively and $7.7 million and $4.6 million for the six months ended June 30, 2009 and 2008, respectively.

A summary of the status of the Company’s nonvested restricted stock as of and for the six months ended June 30, 2009 is as follows:

	Shares
	Subject to	Weighted
	Restriction	Average
	(thousands)	Price
Nonvested at December 31, 2008	661.5	$45.29
Granted	1,000.6	20.30
Forfeited	(23.9)	37.73

Nonvested at March 31, 2009	1,638.2	$30.14

Granted	43.3	$27.78
Lapsed	(8.7)	58.00
Forfeited	(35.7)	30.59

Nonvested at June 30, 2009	1,637.1	$29.92

In calculating earnings or loss per share, earnings or loss are the same for the basic and diluted calculations. Shares increased for diluted earnings per share for the three and six months ended June 30, 2008 by 2,132,000 and 2,178,000, respectively due to the effects of stock options issued and issuable and restricted shares issued under the 1993 Plan and 2004 Stock Incentive Plan. There was no dilutive impact to the weighted average shares outstanding for the three and six months ended June 30, 2009 due to the Company’s net loss.
(13) Comprehensive Income
The amounts presented as changes in accumulated other comprehensive income, net of related taxes, are added to net earnings (loss) resulting in comprehensive income. The following table summarizes the components of comprehensive income on an after-tax basis for the three and six month periods ended June 30, 2009 and 2008.

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2009	2008	2009	2008
Foreign currency translation adjustments, net	$66.0	$(4.8)	$7.7	$108.9
Market value change in hedge instruments, net	21.5	11.5	48.1	(21.3)
Defined benefit post employment plans, net	4.5	—	6.0	—
Bond hedge on 3.50% convertible notes, net	(36.7)	—	(36.7)	—
Warrant on 3.50% convertible notes, net	31.2	—	31.2	—
Unrealized gain (loss) on available-for-sale securities, net	0.2	(0.1)	0.2	—

Change in accumulated other comprehensive income	86.7	6.6	56.5	87.6
Net earnings (loss) attributable to BorgWarner Inc.	(35.9)	87.5	(42.9)	176.2

Comprehensive income	50.8	94.1	13.6	263.8
Comprehensive income (loss) attributable to the noncontrolling interest	(0.6)	(2.9)	(2.0)	2.2

Comprehensive income attributable to BorgWarner Inc.	$50.2	$91.2	$11.6	$266.0

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
Litigation
In January 2006, DTP, a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which did not expire until April 24, 2009. Thus, the amendments were untimely. In 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.
DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others individually, and as representatives of a defendant class, on February 26, 2009 again seeking the Court’s affirmation that DTP will not violate the Labor — Management Relations Act or the Employment Retirement Income Security Act (ERISA) by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern District) on March 11, 2009. Both actions are pending.
The Company has communicated its plan to modify the level of benefits provided to the retirees to make them comparable to other Company retiree benefit plans effective May 1, 2009.
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
Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at June 30, 2009 of $12.3 million. The Company has accrued amounts that do not exceed $4.0 million related to any individual site and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.
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
Conditional Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 32 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.7 million as of June 30, 2009 and $1.4 million as of December 31, 2008.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of June 30, 2009 and December 31, 2008 the Company had approximately 24,000 and 27,000 pending asbestos-related product liability claims, respectively. Of the 24,000 outstanding claims at June 30, 2009, approximately 13,000 were pending in just three jurisdictions, where significant tort and judicial reform activities are underway.

The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first six months of 2009, of the approximately 3,400 claims resolved, only 104 (3.1%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2008, of the approximately 17,500 claims resolved, only 210 (1.2%) resulted in any payment being made to a claimant by or on behalf of the Company. Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $63.0 million in defense and indemnity in advance of insurers’ reimbursement and has received $15.4 million in cash from insurers. The outstanding balance of $47.6 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2008, insurers owed $35.9 million in association with these claims.
At June 30, 2009, the Company has an estimated liability of $40.3 million for future claims resolutions, with a related asset of $40.3 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2008, the comparable value of the insurance receivable and accrued liability was $34.7 million.
The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	June 30,	December 31,
(millions)	2009	2008
Assets:
Prepayments and other current assets	$22.7	$22.1
Other non-current assets	17.6	12.6

Total insurance receivable	$40.3	$34.7

Liabilities:
Accounts payable and accrued expenses	$22.7	$22.1
Other non-current liabilities	17.6	12.6

Total accrued liability	$40.3	$34.7

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
(16) Restructuring
In the second quarter of 2009, the Company took additional restructuring actions. The Company reduced its North American workforce by approximately 550 people, or 12%; its European workforce by approximately 150 people, or 2%; and its Asian workforce by approximately 60 people, or 3% in the second quarter. The net restructuring expense recognized in the second quarter was $9.0 million for employee termination benefits. In addition to employee termination costs, the Company recorded $36.3 million of asset impairment and $5.0 million of other charges in the second quarter of 2009 related to the North American and European restructuring. The combined 2009 restructuring expenses of $50.3 million are broken out by segment as follows: Engine $27.2 million, Drivetrain $19.7 million and Corporate $3.4 million.
Included in the second quarter of 2009 asset impairment charge is $22.3 million related to one of the Company’s European locations. During the second quarter of 2009 circumstances caused the Company to evaluate the long range outlook of the facility using an undiscounted and discounted cash flow model, both of which indicated that assets were impaired. The Company then used an estimate of cost replacement to determine the fair value of the assets at the facility. This reduction of asset value was included in the Engine segment.
On July 31, 2008, the Company announced a restructuring of its operations to align ongoing operations with a continuing, fundamental market shift in the auto industry. As a continuation of the Company’s third quarter restructuring, on December 11, 2008, the Company announced plans for additional restructuring actions. As a result of these third and fourth quarter 2008 restructuring actions, the Company has reduced its North American workforce by approximately 2,400 people, or 33%; its European workforce by approximately 1,600 people, or 18%; and its Asian workforce by approximately 400 people, or 17%. The restructuring expense recognized in 2008 for employee termination benefits is $54.6 million. In addition to employee termination costs, the Company recorded $72.9 million of asset impairment charges in 2008 related to the North American and European restructuring. The combined 2008 restructuring expenses of $127.5 million are broken out by segment as follows: Engine $85.3 million, Drivetrain $40.9 million and Corporate $1.3 million.
Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.
The following table displays a rollforward of the employee related and other restructuring accruals recorded within the Company’s Consolidated Balance Sheet and the related cash flow activity for the three and six months ended June 30, 2009:

	Employee Related and Other Costs
(millions)	Drivetrain	Engine	Corporate	Total
Balance at December 31, 2008	$21.0	$29.3	$0.7	$51.0
Cash payments	(5.6)	(7.9)	(0.4)	(13.9)
Translation adjustment	(0.3)	(1.0)	—	(1.3)

Balance at March 31, 2009	$15.1	$20.4	$0.3	$35.8

Provision	$6.0	$4.6	$3.4	$14.0
Cash payments	(7.0)	(9.9)	(1.4)	(18.3)
Translation adjustment	0.6	1.0	—	1.6

Balance at June 30, 2009	$14.7	$16.1	$2.3	$33.1

The Company made cash payments of $32.2 million during 2009 related to the 2008 and 2009 restructuring actions. Future cash payments for these restructuring activities are expected to be complete by the middle of 2010.
(17) Reporting Segments
The Company’s business is comprised of two reporting segments: Engine and Drivetrain. These reporting segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.
The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of projected earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for income taxes compared to the projected average capital investment required.
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
The following tables present net sales, segment EBIT and total assets for the Company’s reporting segments.
Net Sales by Reporting Segment

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2009	2008	2009	2008
Engine	$670.4	$1,109.0	$1,294.9	$2,207.1
Drivetrain	248.8	414.4	447.0	824.2
Inter-segment eliminations	(3.0)	(6.8)	(6.2)	(15.8)

Net sales	$916.2	$1,516.6	$1,735.7	$3,015.5

Segment Earnings (Loss) Before Interest and Income Taxes

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2009	2008	2009	2008
Engine	$44.0	$126.4	$79.9	$264.3
Drivetrain	(8.8)	21.8	(41.5)	40.1

Segment earnings before interest and income taxes (“Segment EBIT”)	35.2	148.2	38.4	304.4
Muncie closure retiree obligation net gain	—	—	27.9	—
Corporate, including equity in affiliates’ earnings and stock-based compensation	(29.6)	(17.6)	(55.0)	(39.9)

Consolidated earnings before interest and taxes (“EBIT”)	5.6	130.6	11.3	264.5
Restructuring expense	50.3	—	50.3	—
Interest income	(0.7)	(2.3)	(1.2)	(4.2)
Interest expense and finance charges	9.0	10.8	28.1	17.3

Earnings (loss) before income taxes and noncontrolling interest	(53.0)	122.1	(65.9)	251.4
Provision (benefit) for income taxes	(19.1)	29.8	(25.7)	63.4

Net earnings (loss)	(33.9)	92.3	(40.2)	188.0
Net earnings attributable to the noncontrolling interest	2.0	4.8	2.7	11.8

Net earnings (loss) attributable to BorgWarner Inc.	$(35.9)	$87.5	$(42.9)	$176.2

Total Assets

	June 30,	December 31,
(millions)	2009	2008
Engine	$2,861.5	$3,065.3
Drivetrain	1,104.0	1,211.8

Total	3,965.5	4,277.1
Corporate, including equity in affiliates (a)	645.5	366.9

Total assets	$4,611.0	$4,644.0

(a)	Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, deferred income taxes and investments & advances.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements. Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition. Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition. On January 1, 2009, the Company adopted FAS 141(R). In the first quarter of 2009, the Company expensed $4.8 million related to on-going acquisition related activity.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). Effective January 1, 2009, the Company adopted FAS 160. For consolidated subsidiaries that are less than wholly owned, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests for such subsidiaries is presented as net income (loss) applicable to non-controlling interest on the consolidated statement of operation, and the portion of stockholders’ equity of such subsidiaries is presented as noncontrolling interest on the consolidated balance sheet.
The adoption of FAS 160 did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements and notes to the consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS 160, the Company was required to reflect the change in presentation and disclosure for the period ending March 31, 2009 and all periods presented in future filings.
The principal effect on the prior year balance sheets related to the adoption of SFAS 160 is summarized as follows:

Balance Sheet
(millions)	December 31, 2008
Total stockholders’ equity, as previously reported	$2,006.0
Increase for SFAS 160 reclass of non-controlling interest	31.5

Total stockholders’ equity, as adjusted	$2,037.5

The principal effect on the prior year statement of operations related to the adoption of SFAS 160 is summarized as follows:

Consolidated Statement of Operations	Three Months Ended	Six Months Ended
(millions)	June 30, 2008	June 30, 2008
Net earnings, as previously reported	$87.5	$176.2
SFAS No. 160 reclass of non-controlling interest	(4.8)	(11.8)

Net earnings, as adjusted	$92.3	$188.0
Less: Net earnings attributable to noncontrolling interest	(4.8)	(11.8)

Net earnings attributable to BorgWarner Inc.	$87.5	$176.2

The principal effect on the prior year statement of cash flows related to the adoption of SFAS 160 is summarized as follows:

Statement of Cash Flows	Six Months Ended
(millions)	June 30, 2008
Net earnings, as previously reported	$176.2
SFAS No. 160 reclass of non-controlling interest	(11.8)

Net earnings, as adjusted	$188.0
Less: Net earnings attributable to noncontrolling interest	(11.8)

Net earnings attributable to BorgWarner Inc.	$176.2

Statement of Cash Flows	Six Months Ended
(millions)	June 30, 2008
Equity in affiliates’ earnings, net of dividends received, minority interest and other, as previously reported	$28.1
Less: SFAS No. 160 reclass of non-controlling interest	(11.8)

Equity in affiliates’ earnings, net of dividends received and other	$16.3

The principal effect on the prior year comprehensive income related to the adoption of SFAS 160 is summarized as follows:

Comprehensive Income (Loss)	Three Months Ended	Six Months Ended
(millions)	June 30, 2008	June 30, 2008
Comprehensive income, as previously reported	$91.2	$266.0
SFAS No. 160 reclass of non-controlling interest	(2.9)	2.2

Comprehensive income, as adjusted	$94.1	$263.8
Less: Comprehensive income (loss) attributable to noncontrolling interest	(2.9)	2.2

Comprehensive income attributable to BorgWarner Inc.	$91.2	$266.0

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
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). Under FSP APB 14-1, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of FSP APB 14-1 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we recorded the equity and liability components of the notes on our June 30, 2009 Condensed Consolidated Balance Sheet. Additionally, FSP APB 14-1 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The financial statement impact to the Company’s Consolidated Statement of Operations for the second quarter will be interest expense recognition of approximately $7.4 million, of which

$4.2 million is non-cash. For the full year of 2009, interest expense will be approximately $22.5 million, of which approximately $12.8 million will be non-cash.
See Note 8 to the Condensed Consolidated Financial Statements for more information regarding this issuance.
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
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”). FAS 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted FAS 165 in the second quarter of 2009 and has evaluated all subsequent events through July 29, 2009 (the date the Company’s financial statements are issued).
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfer of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. FAS 166 is effective for the Company beginning with its quarter ending March 31, 2010. The adoption of FAS 166 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends Interpretation No. 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, FAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. FAS 167 is effective for the Company beginning with its quarter ending March 31, 2010. The adoption of FAS 167 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This FASB instituted a major change in the way accounting standards are organized. The accounting standards Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). After final approval by the FASB only one level of authoritative GAAP will exist, other than guidance issued by the Securities and Exchange Commission. All other literature will be non-authoritative. The Codification is effective for the Company beginning with its quarter ending September 30, 2009. The adoption of the Codification will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

(19) Recent Transactions
BERU AG – Domination and Profit Transfer Agreement and “Squeeze-out” of Minority Shareholders
In the second quarter of 2008, the Company and BERU AG (“BERU”) completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU. Under this agreement BERU is obligated to transfer 100% of its annual profits or losses to the Company. Upon request of BERU minority shareholders, the Company is obligated to purchase their shares for a cash payment of €71.32 per share. Those BERU minority shareholders who did not sell their shares are entitled to receive an annual compensatory payment (perpetual dividend) of €4.23 (net) per share. The DPTA is a binding agreement. However, certain minority shareholders of BERU initiated an appraisal proceeding in the German court system that challenged the valuation of the €71.32 purchase price and €4.23 annual compensatory payment (perpetual dividend).
On January 7, 2009 the Company informed BERU of its intention to purchase the remaining outstanding shares at that time of approximately 4%, using the required German legal process referred to as a “squeeze-out” to complete the 100% ownership. This process included an affirmative vote of BERU shareholders at its May 20, 2009 annual shareholder meeting. The registration of the “squeeze-out” was challenged by certain minority shareholders of BERU with the commercial register in June 2009. The “squeeze-out” share price passed by the BERU shareholders in May 2009 was €73.39. The increase in price per share of €2.07 resulting from the “squeeze out” was reflected as an increase to the Company’s total DPTA obligation.
The DPTA obligation as of June 30, 2009 was approximately €23.0 ($32.2) million, and approximates the cost if all remaining shares were purchased by the Company at €73.39 per share. As of June 30, 2009, the DPTA obligation is presented in the Condensed Consolidated Balance Sheet as $32.2 million in current liabilities.
The table below summarizes activity related to the Company’s DPTA obligation as of June 30, 2009 as follows (in millions):

Domination and Profit Transfer Agreement Obligation at December 31, 2008	$44.0
Shares Purchased During the Three Months Ended March 31, 2009	(12.2)
Translation Adjustment	(2.1)

Domination and Profit Transfer Agreement Obligation at March 31, 2009	29.7
Share Resolution to €73.39 per Share	0.9
Shares Purchased During the Three Months Ended June 30, 2009	(0.7)
Translation Adjustment	2.3

Domination and Profit Transfer Agreement Obligation at June 30, 2009	$32.2

As of June 30, 2009, the portion of the acquisition related to the DPTA represents a non-cash transaction of €23.0 ($32.2) million. For the three months and six months ended June 30, 2009, the costs related to the annual perpetual dividend arrangement are reported as interest expense in the Consolidated Statement of Operations of $1.1 million and $1.6 million, respectively.
As a result of the tendering of shares, the Company owned approximately 97% of all BERU’s outstanding shares at June 30, 2009. The tendering of approximately 1.3% of BERU shares, at a cost of $12.9 million, has been reflected as an Investing activity in the Consolidated Statements of Cash Flows for the six months ended June 30, 2009. On May 22, 2009 the Company paid the annual perpetual dividend of $1.9 million, which is reflected as an Investing activity in the Consolidated Statement of Cash Flows for the six months ended June 30, 2009.

For a description of our earlier acquisition of BERU, see Note 20 to the Notes to Consolidated Financial Statements in our most recently filed Annual Report on Form 10-K.
Acquisition of Etatech, Inc. Technology
On June 2, 2009, the Company announced the purchase of advanced gasoline ignition technology and related intellectual property from Florida-based Etatech, Inc. The high-frequency ignition technology enables high-performing, lean burning engines to significantly improve fuel economy and reduce emissions compared with conventional combustion technologies. Amortization expense of approximately $0.2 million was incurred in the second quarter of 2009 with respect to this acquisition.
For the six months ended June 30, 2009, a $7.5 million payment has been reflected as an investing activity in the Consolidated Statement of Cash Flows.

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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008
Consolidated net sales for the three months ended June 30, 2009 totaled $916.2 million, a 39.6% decrease from the three months ended June 30, 2008. This decrease occurred while light-vehicle production was down 26% worldwide and down 48% in North America from the previous year’s second quarter. Light-vehicle production decreased 16% in Asia-Pacific and 27% in Europe. The net sales decrease included the effect of weaker foreign currencies, primarily the Euro, of approximately $100 million. Currency fluctuations impacted all of the Company’s product lines. Without the currency impact, the decrease in global net sales would have been 33.0%.
Gross profit and gross margin were $116.2 million and 12.7% for the second quarter of 2009 as compared to $278.8 million and 18.4% for second quarter 2008. The gross margin percentage decrease was due to sales volume declining faster than our ability to reduce our cost structure. Cost reduction actions taken in 2009 to reduce our cost structure included global pay cuts, selected plant shutdowns and reduced work weeks outside of the U.S.
Second quarter selling, general and administrative (“SG&A”) costs decreased $44.5 million to $115.4 million from $159.9 million, and increased as a percentage of net sales to 12.6% from 10.5%. R&D costs, which are included in SG&A expenses, decreased $22.0 million to $35.8 million from $57.8 million as compared to second quarter 2008. As a percentage of sales, R&D costs increased to 3.9% from 3.8% in the second quarter of 2008. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth.
In the second quarter of 2009, the Company took additional restructuring actions. The Company reduced its North American workforce by approximately 550 people, or 12%; its European workforce by approximately 150 people, or 2%; and its Asian workforce by approximately 60 people, or 3% in the second quarter. The net restructuring expense recognized in the second quarter was $9.0 million for employee termination benefits. In addition to employee termination costs, the Company recorded $36.3 million of asset impairment and $5.0 million of other charges in the second quarter of 2009 related to the North American and European restructuring. The combined 2009 restructuring expenses of

$50.3 million are broken out by segment as follows: Engine $27.2 million, Drivetrain $19.7 million and Corporate $3.4 million.
Included in the second quarter of 2009 asset impairment charge is $22.3 million related to one of the Company’s European locations. During the second quarter of 2009 circumstances caused the Company to evaluate the long range outlook of the facility using an undiscounted and discounted cash flow model, both of which indicated that assets were impaired. The Company then used an estimate of cost replacement to determine the fair value of the assets at the facility. This reduction of asset value was included in the Engine segment.
Equity in affiliates’ earnings of $4.8 million decreased $7.1 million as compared with the second quarter of 2008 primarily due to lower vehicle production in Asia.
Second quarter interest expense and finance charges of $9.0 million decreased $1.8 million as compared with second quarter 2008 primarily due to reduced interest rates globally. Included in the second quarter of 2009 is interest expense of $7.4 million related to the convertible notes and a $6.6 million favorable adjustment related to net hedge ineffectiveness, including non-performance risk associated with FAS 133 and FAS 157.
The Company’s provision for income taxes is normally based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. However, due to unprecedented depressed global economic conditions there is significant uncertainty regarding industry production volumes for the remainder of the year. This precludes us from making a reliable estimate of the annual effective tax rate for the year. Accordingly, we have made our 2009 income tax provision pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods, which provides that tax (or benefit) in each foreign jurisdiction that is not subject to a valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction for the quarter. The actual global effective tax rate for the six months is calculated to be a benefit of 39%, which resulted in a 36% tax rate (benefit) for the second quarter. This represents an income tax benefit of ($25.7) million on the loss of ($65.9) million for the first six months of 2009. It results in a ($19.1) million benefit on the loss of ($53.0) million for the second quarter of 2009.
The Company’s net loss was $35.9 million for the second quarter, or $0.31 loss per diluted share, a decrease of $1.05 per diluted share over the previous year’s second quarter. The second quarter 2009 loss included a $0.29 per diluted share loss related to restructuring activities and a $0.04 per diluted share gain from interest rate derivative agreements. Second quarter 2008 net income included purchase accounting adjustments related to the acquisition of BERU of $0.04 loss per diluted share. Excluding these items, the net loss was $0.05 per diluted share in the second quarter of 2009, a decrease of $0.83 per diluted share over the previous year’s second quarter.

The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings (loss) per diluted share:

	Three Months Ended
	June 30,
	2009	2008
GAAP earnings or (loss) per share — diluted	$(0.31)	$0.74
Non-recurring or non-comparable items:
Restructuring activities	(0.29)	—
Interest rate derivative agreements	0.04	—
Purchase accounting adjustments related to BERU	—	0.04

Total impact of non-recurring or non-comparable items per share — diluted	$(0.26)*	$0.04

*	Column does not add down due to rounding
Six months ended June 30, 2009 vs. Six months ended June 30, 2008
Consolidated net sales for the six months ended June 30, 2009 totaled $1,735.7 million, a 42.4% decrease over the six months ended June 30, 2008. This decrease occurred while light-vehicle production was down 30% worldwide and down 50% in North America from the previous year’s first six months. Light-vehicle production decreased 22% in Asia-Pacific and 34% in Europe. The net sales decrease included the effect of weaker foreign currencies, primarily the Euro, of approximately $182 million. Currency fluctuations impacted all of the Company’s product lines. Without the currency impact, the decrease in global net sales would have been 36.4%.
Gross profit and gross margin were $195.8 million and 11.3% for the first six months of 2009 as compared to $562.3 million and 18.6% for the first six months of 2008. The gross margin percentage decrease was due to sales volume declining faster than our ability to reduce our cost structure. Cost reduction actions taken in 2009 to reduce our cost structure included global pay cuts, selected plant shutdowns and reduced work weeks outside of the U.S.
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
The Plant Shutdown Agreement with the UAW for the Muncie Plant also included a settlement of a portion of the UAW retiree health care obligation, resulting in the remeasurement of the retiree medical plan. The financial impact of this settlement resulted in expense recognition of $14.0 million, a $47.2 million reduction to retirement-related liabilities, a $27.2 million increase in accumulated other comprehensive income and a $34.0 million increase in accounts payable and accrued expenses in the first quarter of 2009. The $34.0 million in accounts payable and accrued expenses will be paid in monthly installments, which began in May 2009 and will conclude in April 2010. With the plant closing announcement, the Company has entered into discussions with the Pension Benefit Guaranty Corporation regarding potential funding of the Muncie Plant’s defined benefit pension plan.

The combined pre-tax impact of these actions was a net gain of $27.9 million, comprised of a $41.9 million curtailment gain and $14.0 million settlement loss on the Company’s Condensed Consolidated Statements of Operations as of March 31, 2009.
Selling, general and administrative (“SG&A”) costs for the first six months of 2009 decreased $126.1 million to $189.5 million from $315.6 million, and increased as a percentage of net sales to 10.9% from 10.5%. The decrease in SG&A was impacted by a $27.9 million aforementioned net gain related to the Company’s Plant Shutdown Agreement with the UAW and subsequent closure of the Muncie Plant. This gain was partially offset by a $4.8 million expense associated with the adoption of FAS 141(R). Without these non-comparable items, SG&A as a percentage of net sales was 12.2%. R&D costs, which are included in SG&A expenses, decreased $47.0 million to $68.3 million from $115.3 million as compared to the first six months of 2008. As a percentage of sales, R&D costs increased to 3.9% from 3.8% in the first six months of 2008. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth.
In the second quarter of 2009, the Company took additional restructuring actions. The Company reduced its North American workforce by approximately 550 people, or 12%; its European workforce by approximately 150 people, or 2%; and its Asian workforce by approximately 60 people, or 3% in the second quarter. The net restructuring expense recognized in the second quarter was $9.0 million for employee termination benefits. In addition to employee termination costs, the Company recorded $36.3 million of asset impairment and $5.0 million of other charges in the second quarter of 2009 related to the North American and European restructuring. The combined 2009 restructuring expenses of $50.3 million are broken out by segment as follows: Engine $27.2 million, Drivetrain $19.7 million and Corporate $3.4 million.
Included in the second quarter of 2009 asset impairment charge is $22.3 million related to one of the Company’s European locations. During the second quarter of 2009 circumstances caused the Company to evaluate the long range outlook of the facility using an undiscounted and discounted cash flow model, both of which indicated that assets were impaired. The Company then used an estimate of cost replacement to determine the fair value of the assets at the facility. This reduction of asset value was included in the Engine segment.
Equity in affiliates’ earnings of $5.0 million decreased $16.0 million as compared to the first six months of 2008 primarily due to lower vehicle production in Asia.
Interest expense and finance charges for the first six months of 2009 were $28.1 million and increased $10.8 million as compared with the first six months of 2008. This increase was primarily due to a net $4.8 million non-cash charge related to net hedge ineffectiveness as well as $7.4 million of expense related to the Company’s convertible notes.
The Company’s provision for income taxes is normally based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. However, due to unprecedented depressed global economic conditions there is significant uncertainty regarding industry production volumes for the remainder of the year. This precludes us from making a reliable estimate of the annual effective tax rate for the year. Accordingly, we have made our 2009 income tax provision pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods, which provides that tax (or benefit) in each foreign jurisdiction that is not subject to a valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction for the quarter. The actual global effective tax rate for the six months is calculated to be a benefit of 39%, which resulted in a 36% tax rate (benefit) for the second quarter. This represents an income tax benefit of ($25.7) million on the loss of ($65.9) million for the first six months of 2009. It results in a ($19.1) million benefit on the loss of ($53.0) million for the second quarter of 2009.

The Company’s net loss was $42.9 million for the first six months of 2009, or $0.37 loss per diluted share, a decrease of $1.86 per diluted share over the previous year’s first six months. The first six months of 2009 included a $0.29 per diluted share loss related to restructuring activities, a $0.03 per diluted share loss from interest rate derivative agreements, a $0.03 per diluted share loss upon adoption of FAS 141(R) for treatment of on-going acquisition-related activity and a $0.15 per diluted share net gain related to retiree obligations resulting from the closure of the Muncie, Indiana, Drivetrain facility. Second quarter 2008 net income included purchase accounting adjustments related to the acquisition of BERU of $0.04 loss per diluted share. Excluding these items, the net loss was $0.17 per diluted share for the first six months of 2009, a decrease of $1.70 per diluted share over the previous year’s first six months.
The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings (loss) per diluted share:

	Six Months Ended
	June 30,
	2009	2008
GAAP earnings or (loss) per share — diluted	$(0.37)	$1.49

Non-recurring or non-comparable items:
Restructuring activities	(0.29)	—
Interest rate derivative agreements	(0.03)	—
FAS 141 R adoption	(0.03)	—
Change in retiree obligation related to Muncie closure	0.15	—
Purchase accounting adjustments related to BERU	—	0.04

Total impact of non-recurring or non-comparable items per share — diluted	$(0.20)	$0.04

Reporting Segments
The Company’s business is comprised of two reporting segments: Engine and Drivetrain. These reporting segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.
The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of projected earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for income taxes compared to the projected average capital investment required.
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
The following tables present net sales and segment EBIT by reporting segment for the three and six months ended June 30, 2009 and 2008.
Net Sales by Reporting Segment

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2009	2008	2009	2008
Engine	$670.4	$1,109.0	$1,294.9	$2,207.1
Drivetrain	248.8	414.4	447.0	824.2
Inter-segment eliminations	(3.0)	(6.8)	(6.2)	(15.8)

Net sales	$916.2	$1,516.6	$1,735.7	$3,015.5

Segment Earnings (Loss) Before Interest and Income Taxes

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2009	2008	2009	2008
Engine	$44.0	$126.4	$79.9	$264.3
Drivetrain	(8.8)	21.8	(41.5)	40.1

Segment earnings before interest and income taxes (“Segment EBIT”)	35.2	148.2	38.4	304.4
Muncie closure retiree obligation net gain	—	—	27.9	—
Corporate, including equity in affiliates’ earnings and stock-based compensation	(29.6)	(17.6)	(55.0)	(39.9)

Consolidated earnings before interest and taxes (“EBIT”)	5.6	130.6	11.3	264.5
Restructuring expense	50.3	—	50.3	—
Interest income	(0.7)	(2.3)	(1.2)	(4.2)
Interest expense and finance charges	9.0	10.8	28.1	17.3

Earnings (loss) before income taxes and noncontrolling interest	(53.0)	122.1	(65.9)	251.4
Provision (benefit) for income taxes	(19.1)	29.8	(25.7)	63.4

Net earnings (loss)	(33.9)	92.3	(40.2)	188.0
Net earnings attributable to the noncontrolling interest	2.0	4.8	2.7	11.8

Net earnings (loss) attributable to BorgWarner Inc.	$(35.9)	$87.5	$(42.9)	$176.2

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008
The Engine segment net sales decreased $438.6 million, or 39.5%, and segment EBIT decreased $82.4 million, or 65.2%, from second quarter 2008. Excluding the impact of weaker foreign currencies, primarily the Euro, sales decreased 32.8%. The sales and EBIT decrease was primarily driven by reduced global vehicle production that depressed demand for engine products, especially in Europe.
The Drivetrain segment net sales decreased $165.6 million, or 40.0%, and segment EBIT decreased $30.6 million, or 140.4%, from second quarter 2008. Excluding the impact of weaker foreign currencies, primarily the Euro, sales decreased 34.0%. The sales and EBIT decrease was driven by lower global production, primarily in Europe, North America and Japan.
Six months ended June 30, 2009 vs. Six months ended June 30, 2008
The Engine segment net sales decreased $912.2 million, or 41.3%, and segment EBIT decreased $184.4 million, or 69.8%, from the first six months of 2008. Excluding the impact of weaker foreign currencies, primarily the Euro, sales decreased 35.0%. The sales and EBIT decrease was primarily driven by reduced global vehicle production that depressed demand for engine products, especially in Europe.

The Drivetrain segment net sales decreased $377.2 million, or 45.8%, and segment EBIT decreased $81.6 million, or 203.5%, from the first six months of 2008. Excluding the impact of weaker foreign currencies, primarily the Euro, sales decreased 40.7%. The sales and EBIT decrease was driven by lower global production, primarily in Europe, North America and Japan.
Outlook for the Remainder of 2009
The Company remains cautious about the remainder of 2009. Uncertainty surrounding the breadth and duration of the global recession, and its impact on automotive markets around the world, continues to limit visibility. The Company expects there to be continued weakness in global production, with a marginal increase in the second half of 2009 compared with the first half. The impact of non-U.S. currencies is currently expected to decline in 2009 versus 2008.
The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The trends that are driving our long-term growth are expected to continue, including the growth of direct injection diesel and gasoline engines worldwide, the increased adoption of automated transmissions in Europe and Asia-Pacific, and the move to variable cam and chain engine timing systems in both Europe and Asia-Pacific. When the recovery from current global economic conditions occurs, we expect long-term sales and net earnings growth to resume to historical rates.
FINANCIAL CONDITION AND LIQUIDITY
The Company had $256.9 million of cash on hand at June 30, 2009. The Company has a multi-currency revolving credit facility, which provided for borrowings up to $600 million through July 22, 2009. On April 30, 2009, we extended our existing multi-currency credit facility for eighteen months, maturing January 22, 2011. The facility was reduced to $250 million beginning July 23, 2009. The facility is now secured by unperfected pledges of the Company’s equity interests in its subsidiaries and certain assets. No secured party is entitled to perfect its lien on any of the collateral until the long term unsecured senior, non-credit enhanced debt rating of the Company is less than or equal to BB+ by Standard & Poor’s and less than or equal to Ba1 by Moody’s. The three key covenants of the credit agreement are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at June 30, 2009 and expects to be compliant in future periods. At June 30, 2009 and December 31, 2008 there were no outstanding borrowings under the facility. In addition to the credit facility, as of June 30, 2009, the Company had approximately $376 million available under a universal shelf registration statement on file with the Securities and Exchange Commission under which a variety of debt and equity instruments could be issued. From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s and Ba1 from Moody’s. On March 18, 2009, Moody’s downgraded the Company’s credit rating from Baa3 to Ba1. The current outlook from Standard & Poor’s and Moody’s is negative. None of the Company’s debt agreements require accelerated repayment in the event of a decrease in credit ratings.
On April 24, 2009 the Company’s $50 million accounts receivable securitization facility matured and was not renewed. The impact of this maturity was an increase in receivables of $50 million and a decrease in cash of $50 million in the second quarter of 2009. This is reflected as a Financing activity in the Condensed Consolidated Statements of Cash Flows.
During the six-month periods ended June 30, 2009 and 2008, total cash proceeds from sales of accounts receivable were $200 million and $300 million, respectively. The Company paid servicing fees related to these receivables for the three and six months ended June 30, 2009 and 2008 of $0.1 million and $0.4 million and $0.4 million and $1.0 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

In 2006, the Company entered into a series of interest rate swap agreements to effectively convert a portion of its senior notes from fixed to variable interest rates and were designated as fair value hedges for the senior notes. In the first quarter of 2009, $100 million of interest rate swap agreements relating to the 2009 fixed-rate debt matured. Also, in the first quarter of 2009, the Company terminated $150 million of interest rate swap agreements relating to the 2016 fixed rate debt and $75 million of interest rate swap agreements relating to the 2019 fixed rate debt. The early termination of the 2016 and 2019 interest rate swap agreements resulted in a gain of $34.5 million that will be amortized as a reduction of interest expense over the remaining life of the respective 2016 and 2019 debt. The Company recognized $5.7 million in interest expense in the first quarter of 2009 as a result of the early termination. This early termination also resulted in the Company receiving net cash proceeds of $30.0 million. As of June 30, 2009, there were no outstanding interest rate swap agreements.
Net cash provided by operating activities decreased $93.3 million to $173.8 million for the first six months of 2009 from $267.1 million in the first six months of 2008. The decrease reflected lower earnings, offset by lower working capital needs in the first six months of 2009 as compared to the first six months of 2008. Capital spending, including tooling outlays, was $88.3 million in the first six months of 2009, compared with $162.2 million in 2008. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business and for cost reductions and productivity improvements. The Company expects to continue to spend capital to support the launch of our new applications and for cost reductions and productivity improvement projects, but at levels considerably lower than 2008. The Company expects that net cash provided by operating activities, after capital expenditures, including tooling outlays to be positive in 2009.
As of June 30, 2009, debt increased from year-end 2008 by $81.7 million and cash increased by $153.5. Our debt to capital ratio was 29.3% at the end of the second quarter versus 27.7% at the end of 2008. The debt and debt to capital ratio increase between June 30, 2009 and December 31, 2008 was primarily due to the April 9, 2009 issuance of $373.8 million in convertible senior notes due April 15, 2012, offset by the maturity of our $136.7 million, 6.50% senior notes. The net proceeds from the convertible senior notes issuance were used to repay both short and long-term bank debt and provide cash for operating needs. The Company paid dividends to its stockholders of $13.8 million and $25.8 million in the first six months of 2009 and 2008, respectively. The Company repurchased 618,905 shares of its common stock for $27.7 million in the first six months of 2008, while no common shares were repurchased in the first six months of 2009.
On March 5, 2009, the Company announced the temporary suspension of the Company’s quarterly dividend of $0.12 per share until global economic conditions improve. This action is expected to save the Company approximately $42 million in 2009.
On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), the Company must account for the convertible senior notes by bifurcating the instrument between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. Therefore, the Company’s June 30, 2009 Condensed Consolidated Balance Sheet includes an increase in debt of $321.7 million and an increase in capital in excess of par of $34.6 million. Additionally, FSP APB 14-1 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this bond accretion is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations was $7.4 million for the second quarter, of which $4.2 million was non-cash. For the full year of 2009, interest expense related to the convertible notes will be approximately $22.5 million, of which $12.8 million will be non-cash. The notes will pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.
Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.5% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. As of June 30, 2009, the if-converted value of the 3.50% Convertible Senior Notes was approximately $15.2 million. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of our common stock or a combination thereof at our election. The convertible senior notes were issued under the Company’s $750 million universal shelf registration filed with the Securities and Exchange Commission, leaving approximately $376 million available as of June 30, 2009.
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
Litigation
In January 2006, DTP, a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which did not expire until April 24, 2009. Thus, the amendments were untimely. In 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.
DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others individually, and as representatives of a defendant class, on February 26, 2009 again seeking the Court’s affirmation that DTP will not violate the Labor — Management Relations Act or the Employment Retirement Income Security Act (ERISA) by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern District) on March 11, 2009. Both actions are pending.
The Company has communicated its plan to modify the level of benefits provided to the retirees to make them comparable to other Company retiree benefit plans effective May 1, 2009.
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
Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at June 30, 2009 of $12.3 million. The Company has accrued amounts that do not exceed $4.0 million related to any individual site and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.
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

Conditional Asset Retirement Obligations
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 32 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.7 million as of June 30, 2009 and $1.4 million as of December 31, 2008.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of June 30, 2009 and December 31, 2008 the Company had approximately 24,000 and 27,000 pending asbestos-related product liability claims, respectively. Of the 24,000 outstanding claims at June 30, 2009, approximately 13,000 were pending in just three jurisdictions, where significant tort and judicial reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first six months of 2009, of the approximately 3,400 claims resolved, only 104 (3.1%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2008, of the approximately 17,500 claims resolved, only 210 (1.2%) resulted in any payment being made to a claimant by or on behalf of the Company. Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $63.0 million in defense and indemnity in advance of insurers’ reimbursement and has received $15.4 million in cash from insurers. The outstanding balance of $47.6 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2008, insurers owed $35.9 million in association with these claims.
At June 30, 2009, the Company has an estimated liability of $40.3 million for future claims resolutions, with a related asset of $40.3 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2008, the comparable value of the insurance receivable and accrued liability was $34.7 million.
The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	June 30,	December 31,
(millions)	2009	2008
Assets:
Prepayments and other current assets	$22.7	$22.1
Other non-current assets	17.6	12.6

Total insurance receivable	$40.3	$34.7

Liabilities:
Accounts payable and accrued expenses	$22.7	$22.1
Other non-current liabilities	17.6	12.6

Total accrued liability	$40.3	$34.7

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements. Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition. Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition. On January 1, 2009, the Company adopted FAS 141(R). In the first quarter of 2009, the Company expensed $4.8 million related to on-going acquisition related activity.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). Effective January 1, 2009, the Company adopted FAS 160. For consolidated subsidiaries that are less than wholly owned, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests for such subsidiaries is presented as net income (loss) applicable to non-controlling interest on the consolidated statement of operation, and the portion of stockholders’ equity of such subsidiaries is presented as noncontrolling interest on the consolidated balance sheet.
The adoption of FAS 160 did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements and notes to the consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS 160, the Company was required to reflect the change in presentation and disclosure for the period ending March 31, 2009 and all periods presented in future filings.
The principal effect on the prior year balance sheets related to the adoption of SFAS 160 is summarized as follows:

Balance Sheet (millions)	December 31, 2008
Total stockholders’ equity, as previously reported	$2,006.0
Increase for SFAS 160 reclass of non-controlling interest	31.5

Total stockholders’ equity, as adjusted	$2,037.5

The principal effect on the prior year statement of operations related to the adoption of SFAS 160 is summarized as follows:

Consolidated Statement of Operations	Three Months Ended	Six Months Ended
(millions)	June 30, 2008	June 30, 2008
Net earnings, as previously reported	$87.5	$176.2
SFAS No. 160 reclass of non-controlling interest	(4.8)	(11.8)

Net earnings, as adjusted	$92.3	$188.0
Less: Net earnings attributable to noncontrolling interest	(4.8)	(11.8)

Net earnings attributable to BorgWarner Inc.	$87.5	$176.2

The principal effect on the prior year statement of cash flows related to the adoption of SFAS 160 is summarized as follows:

Statement of Cash Flows	Six Months Ended
(millions)	June 30, 2008
Net earnings, as previously reported	$176.2
SFAS No. 160 reclass of non-controlling interest	(11.8)

Net earnings, as adjusted	$188.0
Less: Net earnings attributable to noncontrolling interest	(11.8)

Net earnings attributable to BorgWarner Inc.	$176.2

Statement of Cash Flows	Six Months Ended
(millions)	June 30, 2008
Equity in affiliates’ earnings, net of dividends received, minority interest and other, as previously reported	$28.1
Less: SFAS No. 160 reclass of non-controlling interest	(11.8)

Equity in affiliates’ earnings, net of dividends received and other	$16.3

The principal effect on the prior year comprehensive income related to the adoption of SFAS 160 is summarized as follows:

Comprehensive Income (Loss)	Three Months Ended	Six Months Ended
(millions)	June 30, 2008	June 30, 2008
Comprehensive income, as previously reported	$91.2	$266.0
SFAS No. 160 reclass of non-controlling interest	(2.9)	2.2

Comprehensive income, as adjusted	$94.1	$263.8
Less: Comprehensive income (loss) attributable to noncontrolling interest	(2.9)	2.2

Comprehensive income attributable to BorgWarner Inc.	$91.2	$266.0

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
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). Under FSP APB 14-1, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of FSP APB 14-1 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we recorded the equity and liability components of the notes on our June 30, 2009 Condensed Consolidated Balance Sheet. Additionally, FSP APB 14-1 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The financial statement impact to the Company’s Consolidated Statement of Operations for the second quarter will be interest expense recognition of approximately $7.4 million, of which $4.2 million is non-cash. For the full year of 2009, interest expense will be approximately $22.5 million, of which approximately $12.8 million will be non-cash.
See Note 8 to the Condensed Consolidated Financial Statements for more information regarding this issuance.
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
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”). FAS 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted FAS 165 in the second quarter of 2009 and has evaluated all subsequent events through July 29, 2009 (the date the Company’s financial statements are issued).
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfer of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. FAS 166 is effective for the Company beginning with its quarter ending March 31, 2010. The adoption of FAS 166 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends Interpretation No. 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, FAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. FAS 167 is effective for the Company beginning with its quarter ending March 31, 2010. The adoption of FAS 167 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the

Hierarchy of Generally Accepted Accounting Principles. This FASB instituted a major change in the way accounting standards are organized. The accounting standards Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). After final approval by the FASB only one level of authoritative GAAP will exist, other than guidance issued by the Securities and Exchange Commission. All other literature will be non-authoritative. The Codification is effective for the Company beginning with its quarter ending September 30, 2009. The adoption of the Codification will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

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
On April 29, 2009, the Company held its Annual Meeting of Shareholders. The following nominees for Class I Directors were elected to three year terms on the Company’s Board of Directors: Phyllis O. Bonanno, Alexis P. Michas, Richard O. Schaum and Thomas T. Stallkamp. Dennis C. Cuneo was elected as a Class III Director and will serve an initial two year term.

Jere A. Drummond, Timothy M. Manganello, Ernest J. Novak, Jr., Robin J. Adams, and David T. Brown continue to serve as directors.
At such meeting, the following votes were cast in each proposal.
Proposal 1: The election of Directors of the Company:

		Shares
Name	Shares For	Withheld
Phyllis O. Bonanno	74,292,836	23,690,157
Alexis P. Michas	95,419,828	2,563,166
Richard O. Schaum	97,775,800	207,193
Thomas T. Stallkamp	97,771,127	211,866
Dennis C. Cuneo	97,774,089	208,904

Proposal 2: To approve the Amendment to the Company’s Amended and Restated 2004 Stock Incentive Plan to increase the number of shares authorized under the plan from 10,000,000 to 12,500,000:

For	Against	Abstain
81,170,305	10,239,220	70,696
Proposal 3: To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for 2009:

For	Against	Abstain
97,832,646	115,836	34,509

Item 5.	Other Information
At the Annual Meeting of Stockholders held April 29, 2009, non-employee Class I Directors were each granted 9,289 shares of restricted stock as equity compensation. The restrictions on shares for Class I Directors will expire one third annually over a three year period from the date of grant. Class III Director, Dennis Cuneo, was elected to a new two year term on the Company’s Board of Directors, and was granted 6,193 shares of restricted stock as equity compensation. Restrictions on the shares of stock will expire over a two year term, one half in each year. Class III directors’ terms will end in April 2011. Non-employee director compensation is more fully described in the Company’s proxy statement filed for its 2009 Annual Meeting of Stockholders.

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Section 1350 Certifications

Exhibit 101	The following materials from BorgWarner Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BorgWarner Inc. (Registrant)
By	/s/ Jeffrey L. Obermayer
(Signature)
Jeffrey L. Obermayer Vice President and Controller (Principal Accounting Officer)

Date: July 29, 2009