Form 10-Q
period 2009-09-30
BORGWARNER INC
filed 2009-10-28
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
YES ☐     NO ☑
On September 30, 2009, the registrant had 116,735,103 shares of Common Stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
INDEX

Page No.
PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

PART II. Other Information

Item 1. Legal Proceedings	48

Item 6. Exhibits	49

SIGNATURES	50
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(millions of dollars)

	September 30,	December 31,
	2009	2008
ASSETS
Cash	$258.8	$103.4
Receivables, net	779.6	607.1
Inventories, net	314.6	451.2
Deferred income taxes	57.9	67.5
Prepayments and other current assets	94.0	79.0

Total current assets	1,504.9	1,308.2

Property, plant and equipment, net	1,525.0	1,586.2
Investments and advances	247.2	266.5
Goodwill	1,068.6	1,052.4
Other non-current assets	445.5	430.7

Total assets	$4,791.2	$4,644.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$76.8	$183.8
Current portion of long-term debt	—	136.9
Accounts payable and accrued expenses	973.2	923.0
Income taxes payable	4.6	6.3

Total current liabilities	1,054.6	1,250.0

Long-term debt	770.9	459.6
Other non-current liabilities:
Retirement-related liabilities	484.4	543.8
Other	310.6	353.1

Total other non-current liabilities	795.0	896.9

Common stock	1.2	1.2
Capital in excess of par value	1,035.0	977.6
Retained earnings	1,155.9	1,200.5
Accumulated other comprehensive income (loss)	21.5	(85.9)
Treasury stock	(76.4)	(87.4)

Total BorgWarner Inc. stockholders’ equity	2,137.2	2,006.0
Noncontrolling interest	33.5	31.5

Total stockholders’ equity	2,170.7	2,037.5

Total liabilities and stockholders’ equity	$4,791.2	$4,644.0

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$1,027.8	$1,316.9	$2,763.5	$4,332.4
Cost of sales	876.0	1,114.6	2,415.9	3,567.8

Gross profit	151.8	202.3	347.6	764.6

Selling, general and administrative expenses	125.9	134.8	315.4	450.4
Restructuring expense	—	25.0	50.3	25.0
Goodwill impairment charge	—	146.8	—	146.8
Other (income) expense	(1.6)	(0.4)	(1.6)	2.8

Operating income (loss)	27.5	(103.9)	(16.5)	139.6

Equity in affiliates’ earnings, net of tax	(6.5)	(9.2)	(11.5)	(30.2)
Interest income	(0.5)	(2.2)	(1.7)	(6.4)
Interest expense and finance charges	13.0	11.2	41.1	28.5

Earnings (loss) before income taxes and noncontrolling interest	21.5	(103.7)	(44.4)	147.7

Provision (benefit) for income taxes	1.5	24.3	(24.2)	87.7

Net earnings (loss)	20.0	(128.0)	(20.2)	60.0
Net earnings attributable to the noncontrolling interest	2.8	2.4	5.5	14.2

Net earnings (loss) attributable to BorgWarner Inc.	$17.2	$(130.4)	$(25.7)	$45.8

Earnings (loss) per share — basic	$0.15	$(1.12)*	$(0.22)*	$0.39

Earnings (loss) per share — diluted	$0.15	$(1.12)*	$(0.22)*	$0.39

Weighted average shares outstanding (thousands):

Basic	116,729	115,999	116,440	116,165
Diluted	117,495	115,999 *	116,440 *	118,040

Dividends declared per share	$—	$0.11	$0.12	$0.33

*	The Company had a loss for the quarter ended September 30, 2008 and the nine months ended September 30, 2009. As a result, diluted loss per share is the same as basic, as any dilutive securities would reduce the loss per share. Therefore, diluted shares are equal to basic shares outstanding for the three months ended September 30, 2008 and the nine months ended September 30, 2009.
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING
Net earnings (loss)	$(20.2)	$60.0
Adjustments to reconcile net earnings (loss) to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	172.9	202.3
Amortization of intangible assets and other	19.1	21.1
Restructuring expense, net of cash paid	39.4	17.8
Goodwill impairment charge	—	146.8
Stock based compensation expense	17.9	12.6
Deferred income tax benefit	(46.1)	(25.2)
Convertible bond premium amortization	8.3	—
Equity in affiliates’ earnings, net of dividends received and other	18.1	2.7

Net earnings adjusted for non-cash charges to operations	209.4	438.1
Changes in assets and liabilities:
Receivables	(94.3)	(81.0)
Inventories	145.9	(71.3)
Prepayments and other current assets	(6.5)	(5.3)
Accounts payable and accrued expenses	24.5	9.6
Income taxes payable	(1.3)	1.7
Other non-current assets and liabilities	(51.4)	(26.7)

Net cash provided by operating activities	226.3	265.1

INVESTING
Capital expenditures, including tooling outlays	(127.2)	(265.6)
Payments for business acquired, net of cash acquired	(23.0)	(58.8)
Net proceeds from asset disposals	20.5	4.2
Net proceeds from sale of business	—	5.5
Proceeds from sales of marketable securities	—	14.6

Net cash used in investing activities	(129.7)	(300.1)

FINANCING
Net increase/(decrease) in notes payable	(109.3)	80.7
Additions to long-term debt	381.6	—
Repayments of long-term debt, including current portion	(162.7)	(7.3)
Payment for purchase of bond hedge	(56.4)	—
Proceeds from warrant issuance	31.2	—
Reduction in accounts receivable securitization facility	(50.0)	—
Payment for purchase of treasury stock	—	(48.4)
Proceeds from interest rate swap termination	30.0	—
Proceeds from stock options exercised, including the tax benefit	5.8	16.2
Dividends paid to BorgWarner stockholders	(13.8)	(38.3)
Dividends paid to noncontrolling stockholders	(8.7)	(12.9)

Net cash provided by (used in) financing activities	47.7	(10.0)
Effect of exchange rate changes on cash	11.1	(7.7)

Net increase (decrease) in cash	155.4	(52.7)
Cash at beginning of year	103.4	188.5

Cash at end of period	$258.8	$135.8

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$50.5	$33.7
Income taxes	41.1	92.1
Non-cash financing transactions:
Stock performance plans	5.1	3.8
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet as of December 31, 2008 was derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
We have reclassified certain 2008 amounts to conform to the presentation of our 2009 Condensed Consolidated Statement of Operations. The financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company’s presentation of the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Reporting Segments Note and Comprehensive Income (Loss) Note have been adjusted to conform with the requirements of Topic 810, Noncontrolling Interest in Consolidated Financial Statements. See Note 19 to the Condensed Consolidated Financial Statements for more information regarding the Company’s first quarter 2009 adoption of Topic 810.
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
(2) Research and Development
The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions)	2009	2008	2009	2008
Gross R&D expenditures	$51.9	$78.0	$151.2	$216.7
Customer reimbursements	(10.5)	(27.3)	(41.5)	(50.7)

Net R&D expenditures	$41.4	$50.7	$109.7	$166.0

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

(3) Income Taxes
The Company’s provision for income taxes is normally based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. However, due to unprecedented depressed global economic conditions there is significant uncertainty regarding industry production volumes for the remainder of the year. This precludes us from making a reliable estimate of the annual effective tax rate for the year. Accordingly, we have made our 2009 income tax provision pursuant to Financial Accounting Standards Board (“FASB”) Topic 740, Accounting for Income Taxes in Interim Periods, which provides that tax (or benefit) in each foreign jurisdiction that is not subject to a valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction for the quarter. The actual global effective tax rate for the nine months is calculated to be a benefit of 54.5%, which resulted in a 7.0% tax rate for the third quarter. This represents an income tax benefit of ($24.2) million on the loss of ($44.4) million for the first nine months of 2009. It results in a $1.5 million expense on earnings before income taxes and noncontrolling interest of $21.5 million for the third quarter of 2009.
As of September 30, 2009, the balance of gross unrecognized tax benefits was reduced to $35.5 million as a result of settled tax audits, closed open years in federal and foreign jurisdictions, and claims filed against state taxing authorities. Included in the balance at September 30, 2009 was $29.7 million of tax positions that are permanent in nature and, if recognized, would reduce the global effective tax rate.
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
In the third quarter of 2009 the Company settled disputed issues with IRS appeals related to the 2002-2004 years, settled the 2005-2006 IRS audit, filed claims against state taxing authorities, and closed open years for foreign jurisdictions that resulted in required cash payments of $21.1 million. Possible changes related to other examinations cannot be reasonably estimated within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $11.4 million for the payment of interest and penalties at December 31, 2008. The Company had approximately $10.7 million for the payment of interest and penalties accrued at September 30, 2009.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit
U.S. Federal	2006 and prior
Brazil	2003 and prior
France	2006 and prior
Germany	2003 and prior
Hungary	2007 and prior
Italy	2003 and prior
Japan	2006 and prior
South Korea	2004 and prior
United Kingdom	2006 and prior
In certain tax jurisdictions the Company may have more than one taxpayer. The table above reflects the status of the major taxpayer in each major tax jurisdiction. In Germany the open tax years for the Company’s BERU subsidiary are from 2002 and forward.
(4) Sales of Receivables
On April 24, 2009 the Company’s $50 million receivables securitization facility matured and was not renewed. The impact of this maturity was an increase in receivables of $50 million and a decrease in cash of $50 million in the second quarter of 2009. This is reflected as a Financing activity in the Condensed Consolidated Statements of Cash Flows.
During the nine-month periods ended September 30, 2009 and 2008, total cash proceeds from sales of accounts receivable were $200 million and $450 million, respectively. The Company paid servicing fees related to these receivables for the three months ended September 30, 2008 of $0.4 million. The Company paid servicing fees related to these receivables for the nine months ended September 30, 2009 and 2008 of $0.4 million and $1.4 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
(5) Inventories
Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	September 30,	December 31,
(millions)	2009	2008
Raw material and supplies	$189.5	$260.7
Work in progress	71.8	95.7
Finished goods	69.6	111.4

FIFO inventories	330.9	467.8
LIFO reserve	(16.3)	(16.6)

Inventories, net	$314.6	$451.2

(6) Property, Plant & Equipment

	September 30,	December 31,
(millions)	2009	2008
Land and buildings	$638.9	$619.8
Machinery and equipment	1,880.1	1,756.1
Capital leases	2.4	1.1
Construction in progress	131.3	160.0

Total property, plant & equipment	2,652.7	2,537.0
Less accumulated depreciation	(1,212.7)	(1,047.4)

	1,440.0	1,489.6
Tooling, net of amortization	85.0	96.6

Property, plant and equipment — net	$1,525.0	$1,586.2

Interest costs capitalized during the nine months ended September 30, 2009 and September 30, 2008 were $8.8 million and $10.2 million, respectively.
As of September 30, 2009 and December 31, 2008, accounts payable of $27.1 million and $43.2 million, respectively, were related to property, plant and equipment purchases.
As of September 30, 2009 and December 31, 2008, specific assets of $3.7 million and $7.4 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.
As a result of the impairment charges recorded in the third and fourth quarters of 2008, depreciation expense for the three and nine months ended September 30, 2009 was reduced by approximately $2 million and $8 million, respectively.
During the first quarter of 2009, based on current market conditions and asset utilization rates, the Company elected to extend the useful lives of certain machinery and equipment. As a result of this change in estimate, depreciation expense for the three and nine months ended September 30, 2009 was reduced by approximately $5 million and $14 million, respectively.
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

	Nine months ended
	September 30,
(millions)	2009	2008
Beginning balance	$82.1	$70.1
Provision	31.9	35.2
Payments	(51.8)	(32.2)
Currency translation	2.6	(2.7)

Ending balance	$64.8	$70.4

The product warranty liability is classified in the consolidated balance sheet as follows:

	September 30,	December 31,
(millions)	2009	2008
Accounts payable and accrued expenses	$39.8	$51.4
Other non-current liabilities	25.0	30.7

Total product warranty liability	$64.8	$82.1

(8) Notes Payable and Long-Term Debt
Following is a summary of notes payable and long-term debt, including the current portion. The weighted average interest rate on all borrowings outstanding as of September 30, 2009 and December 31, 2008 was 7.0% and 5.0%, respectively.

	September 30, 2009		December 31, 2008
(millions)	Current	Long-Term	Current	Long-Term

Bank borrowings and other	$34.9	$1.6	$130.7	$1.0
Term loans due through 2015 (at an average rate of 3.9% in 2009 and 4.9% in 2008)	41.9	8.7	53.1	12.9
6.50% Senior Notes due 2/17/09, net of unamortized discount (a)	—	—	136.7	—
3.50% Convertible Notes due 4/15/12, net of unamortized discount	—	325.9	—	—
5.75% Senior Notes due 11/01/16, net of unamortized discount (a)	—	149.3	—	149.2
8.00% Senior Notes due 10/01/19, net of unamortized discount (a)	—	133.9	—	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.2	—	119.2

Carrying amount of notes payable and long-term debt	76.8	738.6	320.5	416.2
Impact of derivatives on debt (a)	—	32.3	0.2	43.4

Total notes payable and long-term debt	$76.8	$770.9	$320.7	$459.6

(a)	In 2006, the Company entered into several interest rate swaps that had the effect of converting $325.0 million of fixed rate notes to variable rates. The weighted average effective interest rate of these borrowings, including the effects of outstanding swaps as noted in Note 10 was 5.3% as of December 31, 2008. In the first quarter of 2009, $100 million in interest rate swaps related to the Company’s 2009 fixed rate debt matured and the Company terminated $150 million in interest rate swap agreements related to the Company’s 2016 fixed rate debt and $75 million of interest rate swap agreements related to the Company’s 2019 fixed rate debt. As a result of the first quarter 2009 swap terminations, a $34.5 million gain remained in debt to be amortized over the remaining lives of the respective 2016 and 2019 debt. As of September 30, 2009, the unamortized portion was $32.3 million.
The Company’s multi-currency revolving credit facility provided for borrowings up to $600 million through July 22, 2009. On April 30, 2009, the Company extended its revolving credit facility for eighteen months, maturing January 22, 2011. The facility was reduced to $250 million beginning July 23, 2009. The facility is now secured by unperfected pledges of the Company’s equity interests in its subsidiaries and certain assets.

No secured party is entitled to perfect its lien on any of the collateral until the long term unsecured senior, non-credit enhanced debt rating of the Company is less than or equal to BB+ by Standard & Poor’s and less than or equal to Ba1 by Moody’s. The Company’s credit rating as of September 30, 2009 was BBB by Standard & Poor’s and Ba1 by Moody’s. The three key covenants of the credit agreement are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at September 30, 2009 and expects to remain compliant in future periods. At September 30, 2009 and December 31, 2008 there were no outstanding borrowings under the facility.
The Company had outstanding letters of credit at September 30, 2009 and December 31, 2008 of $15.2 million and $21.4 million, respectively. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The Company’s 6.50% Senior Notes of $136.7 million matured on February 17, 2009. On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under Topic 470, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement), the Company must account for the convertible senior notes by bifurcating the instrument between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. Therefore, the Company’s September 30, 2009 Condensed Consolidated Balance Sheet includes an increase in debt of $325.9 million and an increase in capital in excess of par of $36.5 million. Additionally, Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this bond accretion is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2009 was $7.1 million and $14.5 million, respectively. The non-cash portion of interest expense for the convertible notes for the three and nine months ended September 30, 2009 was $4.2 million and $8.4 million, respectively. For the full year of 2009, interest expense related to the convertible notes will be approximately $22.2 million, of which approximately $12.7 million will be non-cash. The notes will pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year, beginning in October of this year.
Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. As of September 30, 2009, the Company’s stock price was below the conversion price of $32.82. There was no dilutive impact to weighted average shares outstanding for the three and nine months ended September 30, 2009 due to the convertible senior notes. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of our common stock or a combination thereof at our election. The convertible senior notes were issued under the Company’s $750 million universal shelf registration filed with the Securities and Exchange Commission, leaving approximately $376 million available as of September 30, 2009.
As of September 30, 2009 and December 31, 2008, the estimated fair values of the Company’s senior unsecured notes totaled $790.4 million and $532.3 million, respectively. The estimated fair values were $62.1 million higher at September 30, 2009 and $6.7 million lower at December 31, 2008 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
(9) Fair Value Measurements
On January 1, 2009, the Company fully adopted as required, Topic 820 — “Fair Value Measurements” which expands the disclosure of fair value measurements and its impact on the Company’s financial statements.
Topic 820 emphasizes that fair value is a market-based measurement, not an entity specific measurement. Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in Topic 820:
A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).
C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
The following table classifies the assets and liabilities measured at fair value during the period ended September 30, 2009:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	September 30,	Identical Items	Inputs	Inputs	Valuation
(millions)	2009	(Level 1)	(Level 2)	(Level 3)	Technique
Assets:
Commodity contracts	$8.4	$—	$8.4	$—	A
Foreign exchange contracts	4.3	—	4.3	—	A

	$12.7	$—	$12.7	$—

Liabilities:
Commodity contracts	$0.9	$—	$0.9	$—	A
Foreign exchange contracts	29.9	—	29.9	—	A
Net investment hedge contracts	59.5	—	59.5	—	A

	$90.3	$—	$90.3	$—

(10) Financial Instruments
On January 1, 2009, the Company adopted as required, Topic 815, “Disclosures about Derivative Instruments and Hedging Activities” which expands the disclosure of financial instruments.
The Company’s financial instruments include cash, marketable securities, trade receivables, trade payables, and notes payable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity forward contracts, and foreign currency forward contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At September 30, 2009 the Company had no derivative contracts that contained credit risk related contingent features.
The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). Fair values of cross currency swaps are based on observable inputs, such as interest rate, yield curves, credit risks, currency exchange rates and other external valuation methodology (Level 2 inputs under Topic 820).
The Company uses certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of our commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. The fair values for certain commodity derivative instruments are based on Level 2 evidence (for example, future prices reported on commodity exchanges) under Topic 820. To the extent that derivative instruments are deemed to be effective as defined by Topic 815, gains and losses arising from these contracts are deferred in other comprehensive income or loss. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized.
The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however, certain long-term commitments are covered by forward currency arrangements to protect against currency risk through 2011. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. To the extent that derivative instruments are deemed to be effective as defined by Topic 815, gains and losses arising from these contracts are deferred in other comprehensive income or loss. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized. The fair values of foreign exchange forward and option contracts are based on Level 2 inputs under Topic 820, such as quoted exchange rates by various exchanges.
In 2006, the Company entered into a series of interest rate swap agreements to effectively convert a portion of its senior notes from fixed to variable interest rates and were designated as fair value hedges for the senior notes. In the first quarter of 2009, $100 million of interest rate swap agreements relating to the 2009 fixed-rate debt matured. Also, in the first quarter of 2009, the Company terminated $150 million of interest rate swap agreements relating to the 2016 fixed rate debt and $75 million of interest rate swap agreements relating to the 2019 fixed rate debt. The early termination of the 2016 and 2019 interest rate swap agreements resulted in a gain of $34.5 million that will be amortized as a reduction of interest expense over the remaining life of the respective 2016 and 2019 debt. The Company recognized $5.7 million in interest expense in the first quarter of 2009 as a result of the early termination. This early termination also resulted in the Company receiving net cash proceeds of $30.0 million, which is recognized in the Financing section of the Consolidated Statements of Cash Flows. As of September 30, 2009, there were no outstanding interest rate swap agreements.

Effectiveness for cash flow, fair value and net investment hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Ineffectiveness is measured quarterly and results are recognized in earnings.
The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At September 30, 2009 the following cross-currency swaps were outstanding:

	Cross-Currency Swaps
	Notional	Notional
(millions)	in USD	in Local Currency	Duration
Floating $ to Floating €	$75.0	€58.5	Nov - 16
Floating $ to Floating ¥	$150.0	¥17,581.5	Oct - 19
At September 30, 2009 the following commodity derivative contracts were outstanding:

	Commodity Hedges
	Volume	Units of
Commodity	Hedged	Measure	Duration
Nickel	1,032	Metric Tons	Dec - 10
Copper	1,097	Metric Tons	Dec - 10
Aluminum	417	Metric Tons	Dec - 10
Platinum	255	Troy Oz.	Dec - 09
Natural Gas	260,507	MMBtu	Dec - 10

At September 30, 2009 the following foreign exchange derivative contracts were outstanding:

(millions)	Currency Hedges
Functional	Traded	Notional in
Currency	Currency	Traded Currency	Duration
Brazilian Real	US Dollar	2.3	Dec - 09
British Pound	Euro	105.9	Dec - 11
Euro	Hungarian Forint	3,637.5	Dec - 10
Euro	British Pound	1.1	Dec - 09
Euro	US Dollar	8.0	Dec - 09
Euro	Japanese Yen	739.6	Dec - 09
Indian Rupee	US Dollar	8.9	Dec - 11
Korean Won	Euro	53.6	Dec - 10
Korean Won	Japanese Yen	72.2	Dec - 09
Mexican Peso	US Dollar	1.7	Dec - 09
US Dollar	Indian Rupee	442.1	Dec - 11
US Dollar	Euro	84.0	Oct - 09
US Dollar	Japanese Yen	10.8	Dec - 09
At September 30, 2009 the following amounts were recorded in the Company’s balance sheet as being payable to or receivable from counterparties.

(millions)
Derivatives Designated as
Hedging Instruments under	Assets		Liabilities
Topic 820	Location	2009	Location	2009
Foreign Exchange Contracts	Prepayments and Other Current Assets	$4.0	Accounts Payable and Accrued Expenses	$21.7
	Other Non-Current Assets	0.3	Other Non-Current Liabilities	8.2
Commodity Contracts	Prepayments and Other Current Assets	6.7	Accounts Payable and Accrued Expenses	0.9
	Other Non-Current Assets	1.7	Other Non-Current Liabilities	—
Net Investment Hedges	Prepayments and Other Current Assets	—	Accounts Payable and Accrued Expenses	—
	Other Non-Current Assets	—	Other Non-Current Liabilities	59.5
Netted in the $(59.5) million carrying value of the Net Investment Hedges is a $5.8 million favorable adjustment for non-performance risk in accordance with Topic 820.
The table below shows deferred losses at the end of the period reported in other comprehensive income (loss) (OCI) and amounts expected to be reclassified to income or loss within the next twelve months. The loss expected to be reclassified to income or loss in one year or less assumes no change in the current relationship of the hedged item and September 30, 2009 market rates.

	Gain/(Loss)	Gain/(Loss) Expected to
(millions)	in OCI at	be Reclassified to Income
Contract Type	September 30, 2009	in One Year or Less
Foreign Exchange	$(21.2)	$(13.3)
Commodity	6.4	5.1
Net Investment Hedges	(56.1)	—

Total	$(70.9)	$ (8.2)

The following tables represent gains (losses) related to hedge transactions for the three and nine months ended September 30, 2009.
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
Derivatives Designated as Cash Flow Hedging Instruments under Topic 820

		Gain/(Loss) Reclassified			Gain/(Loss)
		from OCI to Income			Recognized in Income
		(Effective Portion)			(Ineffective Portion)
(millions)		Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
Contract Type	Location	September 30, 2009	September 30, 2009	Location	September 30, 2009	September 30, 2009
Foreign Exchange	Sales	$(3.2)	$(11.3)	SG&A Expense	$(3.4)	$(4.7)
Foreign Exchange	Cost of Goods Sold	1.0	4.3	SG&A Expense	(0.1)	0.7
Foreign Exchange	SG&A Expense	0.2	(0.7)	SG&A Expense	—	—
Commodity	Cost of Goods Sold	(0.1)	(7.2)	Cost of Goods Sold	1.8	0.5
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
Derivatives Designated as Net Investment Hedges under Topic 820

		Gain/(Loss) Reclassified			Gain/(Loss) Recognized
		from OCI to Income			in Income
		(Effective Portion)			(Ineffective Portion)
(millions)		Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
Contract Type	Location	September 30, 2009	September 30, 2009	Location	September 30, 2009	September 30, 2009
Cross-Currency Swap	(None)	—	—	Interest Expense	$0.7	$1.6
The Company may also enter into derivative contracts that are not designated as hedging instruments as defined by Topic 815. Undesignated derivative instruments substantially pertain to foreign exchange contracts that are used to offset the impact of foreign currency denominated assets and liabilities. The Company does not apply hedge accounting because the gain (loss) on the derivative contract is generally offset by the Topic 830, “Foreign Currency Translation,” remeasurement gain (loss) of the foreign currency asset or liability in the same reporting period.
Derivatives Not Designated as Hedging Instruments under Topic 820

		(Loss) Recorded in
		Income on Derivative
(millions)		Three Months Ended	Nine Months Ended
Contract Type	Location	September 30, 2009	September 30, 2009
Foreign Exchange	SG&A Expense	$(1.0)	$(2.8)
At September 30, 2009 derivative instruments that are designated as fair value hedging instruments as defined by Topic 815 were immaterial.

(11) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to the Company’s defined benefit pension plans for 2009 range from $15 to $35 million, of which $10.3 million has been contributed through the first nine months of the year.
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
In June 2009, the Company announced its plan to freeze its defined benefit plan at its Bradford plant in the United Kingdom in consultation with affected employees and their representatives. The effect of this change is expected to be that participants in the Bradford defined benefit plan will cease to accrue defined benefits after October 31, 2009. Future pension benefits will be earned within an existing defined contribution plan going forward. The financial impact of this change was a $3.7 million reduction to retirement-related liabilities, a $3.5 increase in accumulated other comprehensive income and $0.2 million in income recognition in the second quarter of 2009.
The weighted average discount rate used to determine the benefit obligation of the Company’s Bradford defined benefit plan as of June 30, 2009 was 6.50%. This represents a 25 basis point increase from the 6.25% weighted average discount rate used at year-end 2008.

The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations are as follows:

					Other post
	Pension benefits				employment
(millions)	2009		2008		benefits
Three months ended September 30,	US	Non-US	US	Non-US	2009	2008

Components of net periodic benefit cost:
Service cost	$—	$2.5	$0.5	$2.3	$0.2	$0.5
Interest cost	5.1	4.5	5.3	4.8	4.8	5.7
Expected return on plan assets	(4.1)	(2.5)	(7.1)	(3.4)	—	—
Settlement/Curtailment	—	—	7.5	—	—	(8.7)
Amortization of unrecognized prior service benefit	(0.1)	—	—	—	(1.2)	(6.3)
Amortization of unrecognized loss	1.8	0.2	0.6	0.1	1.5	2.5

Net periodic benefit cost (benefit)	$2.7	$4.7	$6.8	$3.8	$5.3	$(6.3)

					Other post
	Pension benefits				employment
(millions)	2009		2008		benefits
Nine months ended September 30,	US	Non-US	US	Non-US	2009	2008

Components of net periodic benefit cost:
Service cost	$0.3	$7.5	$1.5	$7.1	$0.6	$1.8
Interest cost	15.6	12.6	15.5	14.4	15.1	17.3
Expected return on plan assets	(12.2)	(7.1)	(21.3)	(10.3)	—	—
Settlement/Curtailment	—	—	7.5	—	(61.9)*	(8.7)
Amortization of unrecognized prior service benefit	(0.3)	—	—	—	(10.5)	(17.0)
Amortization of unrecognized loss	5.5	0.7	1.6	0.1	5.8	7.9

Net periodic benefit cost (benefit)	$8.9	$13.7	$4.8	$11.3	$(50.9)	$1.3

*	Note: In the nine months ended September 30, 2009 table above, the settlement/curtailment of $61.9 million was offset by the $34.0 million cost to settle, resulting in a net pre-tax gain of $27.9 million.
(12) Stock-Based Compensation
Under the Company’s 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2009 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant was 12,500,000, of which approximately 2,800,000 shares are available for future issuance. As of September 30, 2009, there were a total of 5,336,632 outstanding options under the 1993 and 2004 Stock Incentive Plans.

Stock option compensation expense reduced income before income taxes and net earnings for the three and nine months ended September 30, 2009 and 2008 by:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions), except per share data	2009	2008	2009	2008
Earnings before income taxes and noncontrolling interest	$1.4	$2.6	$5.5	$9.7
Net earnings	$1.0	$1.9	$4.2	$7.2
Per share — basic	$0.01	$0.02	$0.04	$0.06
Per share — diluted	$0.01	$0.02	$0.04	$0.06
Total unrecognized compensation cost related to nonvested stock options at September 30, 2009 was approximately $1.8 million. This cost is expected to be recognized over the next 0.3 years. On a weighted average basis, this cost is expected to be recognized over 0.2 years.
A summary of the plans’ shares under option as of and for the nine months ended September 30, 2009 is as follows:

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise	Contractual	Value
	(thousands)	Price	Life (in years)	(in millions)
Outstanding at December 31, 2008	5,798	$27.86
Exercised	(10)	13.25
Forfeited	(195)	29.63

Outstanding at March 31, 2009	5,593	$27.82	6.5	$4.9

Exercised	(119)	21.37
Forfeited	(48)	31.04
Other	36	25.72

Outstanding at June 30, 2009	5,462	$27.92	6.2	$35.3

Exercised	(126)	24.38
Forfeited	(19)	33.49
Other	20	28.85

Outstanding at September 30, 2009	5,337	$27.99	6.0	$19.3

Options exercisable at September 30, 2009	4,624	$26.91	5.8	$19.3

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

Restricted stock compensation expense reduced income before income taxes and net earnings for the three and nine months ended September 30, 2009 and 2008 by:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions), except per share data	2009	2008	2009	2008
Earnings before income taxes and noncontrolling interest	$4.1	$2.6	$11.8	$7.2
Net earnings	$3.1	$2.0	$9.1	$5.4
Per share — basic	$0.03	$0.02	$0.08	$0.05
Per share — diluted	$0.03	$0.02	$0.08	$0.05
A summary of the status of the Company’s nonvested restricted stock as of and for the nine months ended September 30, 2009 is as follows:

	Shares
	Subject to	Weighted
	Restriction	Average
	(thousands)	Price
Nonvested at December 31, 2008	661.5	$45.29
Granted	1,000.6	20.30
Forfeited	(23.9)	37.73

Nonvested at March 31, 2009	1,638.2	$30.14

Granted	43.3	$27.78
Lapsed	(8.7)	58.00
Forfeited	(35.7)	30.59

Nonvested at June 30, 2009	1,637.1	$29.92

Lapsed	(10.7)	$52.32
Forfeited	(46.4)	26.54

Nonvested at September 30, 2009	1,580.0	$29.87

Stock based compensation expense affected both operating activities ($17.9 million and $12.6 million) and financing activities ($5.8 million and $16.2 million) of the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, respectively.
In calculating earnings or loss per share, earnings or loss are the same for the basic and diluted calculations. Due to the effects of stock options issued and issuable and restricted shares issued under the 1993 Plan and 2004 Stock Incentive Plan, shares increased for diluted earnings per share for the three months ended September 30, 2009 by 766,000. There was no dilutive impact to weighted average shares outstanding for the three months ended September 30, 2008 due to the Company’s net loss in the third quarter. Shares increased for diluted earnings per share by 1,875,000 for the nine months ended September 30, 2008, due to the effects of stock options and restricted shares issued and issuable under the 1993 Plan and 2004 Stock Incentive Plan. There was no dilutive impact to weighted average shares outstanding for the nine months ended September 30, 2009 due to the Company’s net loss.

(13) Comprehensive Income (Loss)
The amounts presented as changes in accumulated other comprehensive income or loss, net of related taxes, are added to net earnings (loss) resulting in comprehensive income or loss. The following table summarizes the components of comprehensive income or loss on an after-tax basis for the three and nine month periods ended September 30, 2009 and 2008.

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2009	2008	2009	2008
Foreign currency translation adjustments, net	$61.1	$(198.9)	$68.9	$(90.0)
Market value change in hedge instruments, net	(10.7)	15.7	37.3	(5.6)
Defined benefit post employment plans, net	—	6.1	6.0	6.1
Bond hedge on 3.50% convertible notes, net	—	—	(36.7)	—
Warrant on 3.50% convertible notes, net	—	—	31.2	—
Unrealized gain (loss) on available-for-sale securities, net	—	(0.5)	0.2	(0.5)

Change in accumulated other comprehensive income (loss)	50.4	(177.6)	106.9	(90.0)
Net earnings (loss) attributable to BorgWarner Inc.	17.2	(130.4)	(25.7)	45.8

Comprehensive income (loss)	67.6	(308.0)	81.2	(44.2)
Comprehensive income attributable to the noncontrolling interest	2.5	1.3	0.5	3.5

Comprehensive income (loss) attributable to BorgWarner Inc.	$70.1	$(306.7)	$81.7	$(40.7)

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
Litigation
In January 2006, DTP, a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the then-current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which did not expire until April 24, 2009. Thus, the amendments were untimely. In 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.
DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others individually, and as representatives of a defendant class, on February 26, 2009 again seeking the Court’s affirmation that DTP will not violate the Labor — Management Relations Act or the Employment Retirement Income Security Act (ERISA) by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. Both actions are pending.
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
Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at September 30, 2009 of $12 million. The Company has accrued amounts that do not exceed $4.4 million related to any individual site and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.
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
Conditional Asset Retirement Obligations
In March 2005, Topic 410, Accounting for Conditional Asset Retirement Obligations, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.

Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 32 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.7 million as of September 30, 2009 and $1.4 million as of December 31, 2008.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of September 30, 2009 and December 31, 2008 the Company had approximately 23,000 and 27,000 pending asbestos-related product liability claims, respectively. Of the 23,000 outstanding claims at September 30, 2009, approximately 12,000 were pending in just three jurisdictions, where significant tort and judicial reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first nine months of 2009, of the approximately 4,800 claims resolved, only 180 (3.8%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2008, of the approximately 17,500 claims resolved, only 210 (1.2%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $74.7 million in defense and indemnity in advance of insurers’ reimbursement and has received $18.5 million in cash from insurers. The outstanding balance of $56.2 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2008, insurers owed $35.9 million in association with these claims.
At September 30, 2009, the Company has an estimated liability of $45.9 million for future claims resolutions, with a related asset of $45.9 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2008, the comparable value of the insurance receivable and accrued liability was $34.7 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	September 30,	December 31,
(millions)	2009	2008
Assets:
Prepayments and other current assets	$24.1	$22.1
Other non-current assets	21.8	12.6

Total insurance receivable	$45.9	$34.7

Liabilities:
Accounts payable and accrued expenses	$24.1	$22.1
Other non-current liabilities	21.8	12.6

Total accrued liability	$45.9	$34.7

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

(15) Leases and Commitments
The Company has guaranteed the residual values of certain leased machinery and equipment at its facilities. The guarantees extend through the maturity of the underlying lease, which is in September 2010. As a result of the closing of the Company’s Muncie facility, the Company has accrued $3.7 million as a loss on this guarantee, which is expected to be paid at the end of October 2009. In the event the Company exercises its option not to purchase the remaining machinery and equipment, the Company has guaranteed a residual value of $6.0 million at September 30, 2010.
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

The following table displays a rollforward of the employee related and other restructuring accruals recorded within the Company’s Consolidated Balance Sheet and the related cash flow activity for the three and nine months ended September 30, 2009:

	Employee Related and Other Costs
(millions)	Drivetrain	Engine	Corporate	Total
Balance at December 31, 2008	$21.0	$29.3	$0.7	$51.0
Cash payments	(5.6)	(7.9)	(0.4)	(13.9)
Translation adjustment	(0.3)	(1.0)	—	(1.3)

Balance at March 31, 2009	$15.1	$20.4	$0.3	$35.8

Provision	$6.0	$4.6	$3.4	$14.0
Cash payments	(7.0)	(9.9)	(1.4)	(18.3)
Translation adjustment	0.6	1.0	—	1.6

Balance at June 30, 2009	$14.7	$16.1	$2.3	$33.1

Cash payments	(7.5)	(4.7)	(0.2)	(12.4)
Translation adjustment	0.2	0.7	—	0.9

Balance at September 30, 2009	$7.4	$12.1	$2.1	$21.6

The Company made cash payments of $44.6 million during 2009 related to the 2008 and 2009 restructuring actions. Future cash payments for these restructuring activities are expected to be complete by the middle of 2010.
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

The following tables present net sales, segment EBIT and total assets for the Company’s reporting segments.
Net Sales by Reporting Segment

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2009	2008	2009	2008
Engine	$735.3	$974.1	$2,030.2	$3,181.2
Drivetrain	296.8	347.2	743.8	1,171.4
Inter-segment eliminations	(4.3)	(4.4)	(10.5)	(20.2)

Net sales	$1,027.8	$1,316.9	$2,763.5	$4,332.4

Segment Earnings (Loss) Before Interest and Income Taxes

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2009	2008	2009	2008
Engine	$56.6	$94.1	$136.5	$358.4
Drivetrain	7.5	(2.9)	(34.0)	37.2

Segment earnings before interest and income taxes (“Segment EBIT”)	64.1	91.2	102.5	395.6
Muncie closure retiree obligation net gain	—	—	27.9	—
Corporate, including equity in affiliates’ earnings and stock-based compensation	(30.1)	(14.1)	(85.1)	(54.0)

Consolidated earnings before interest and taxes (“EBIT”)	34.0	77.1	45.3	341.6
Restructuring expense	—	25.0	50.3	25.0
Goodwill impairment charge	—	146.8	—	146.8
Interest income	(0.5)	(2.2)	(1.7)	(6.4)
Interest expense and finance charges	13.0	11.2	41.1	28.5

Earnings (loss) before income taxes and noncontrolling interest	21.5	(103.7)	(44.4)	147.7
Provision (benefit) for income taxes	1.5	24.3	(24.2)	87.7

Net earnings (loss)	20.0	(128.0)	(20.2)	60.0
Net earnings attributable to the noncontrolling interest	2.8	2.4	5.5	14.2

Net earnings (loss) attributable to BorgWarner Inc.	$17.2	$(130.4)	$(25.7)	$45.8

Total Assets

	September 30,	December 31,
(millions)	2009	2008
Engine	$2,954.6	$3,065.3
Drivetrain	1,136.7	1,211.8

Total	4,091.3	4,277.1
Corporate, including equity in affiliates (a)	699.9	366.9

Total assets	$4,791.2	$4,644.0

(a)	Corporate assets, including equity in affiliates, are net of trade receivables securitized and sold to third parties, and include cash, deferred income taxes and investments & advances.
(18) NSK-Warner
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
The Company determined that as of September 30, 2009 NSK-Warner met the conditions of significance under Rule 1-02(w) of Regulation S-X. Rule 10-01(b) (1) of Regulation S-X requires the Company to disclose summarized income statement information for any unconsolidated investment that has met the significance test for any interim period.

Following are summarized financial data for NSK-Warner, translated using the periodic rates as of the three and nine months ended August 31, 2009 and 2008 (unaudited):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
(millions)	2009	2008	2009	2008
Net sales	$117.9	$146.3	$325.6	$478.1
Gross profit	19.3	25.6	54.1	108.3
Net income	10.2	13.5	18.5	53.3
(19) New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Topic 820, Fair Value Measurements. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On January 1, 2009, the Company fully adopted as required, Topic 820. See Note 9 to the Consolidated Financial Statements for more information regarding the implementation of Topic 820.
In December 2007, the FASB issued Topic 805, Business Combinations. Topic 805 establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements. Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition. Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition. On January 1, 2009, the Company adopted Topic 805. In the first quarter of 2009, the Company expensed $4.8 million related to on-going acquisition related activity.
In December 2007, the FASB issued Topic 810, Noncontrolling Interests in Consolidated Financial Statements. For consolidated subsidiaries that are less than wholly owned, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests for such subsidiaries is presented as net income (loss) applicable to noncontrolling interest on the consolidated statement of operation, and the portion of stockholders’ equity of such subsidiaries is presented as noncontrolling interest on the consolidated balance sheet. Effective January 1, 2009, the Company adopted Topic 810.
The adoption of Topic 810 did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements and notes to the consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of Topic 810, the Company was required to reflect the change in presentation and disclosure for the period ending March 31, 2009 and all periods presented in future filings.

The principal effect on the prior year balance sheets related to the adoption of Topic 810 is summarized as follows:
Balance Sheet

(millions)	December 31, 2008
Total stockholders’ equity, as previously reported	$2,006.0
Increase for Topic 810 reclass of noncontrolling interest	31.5

Total stockholders’ equity, as adjusted	$2,037.5

The principal effect on the prior year statement of operations related to the adoption of Topic 810 is summarized as follows:
Consolidated Statement of Operations

	Three Months Ended	Nine Months Ended
(millions)	September 30, 2008	September 30, 2008
Net earnings (loss), as previously reported	$(130.4)	$45.8
Topic 810 reclass of noncontrolling interest	(2.4)	(14.2)

Net earnings (loss), as adjusted	$(128.0)	$60.0
Less: Net earnings attributable to noncontrolling interest	(2.4)	(14.2)

Net earnings attributable to BorgWarner Inc.	$(130.4)	$45.8

The principal effect on the prior year statement of cash flows related to the adoption of Topic 810 is summarized as follows:
Statement of Cash Flows

Nine Months Ended
(millions)	September 30, 2008
Net earnings, as previously reported	$45.8
Topic 810 reclass of noncontrolling interest	(14.2)

Net earnings (loss), as adjusted	$60.0

Statement of Cash Flows

Nine Months Ended
(millions)	September 30, 2008
Equity in affiliates’ earnings, net of dividends received, minority interest and other, as previously reported	$16.9
Less: Topic 810 reclass of noncontrolling interest	(14.2)

Equity in affiliates’ earnings, net of dividends received and other	$2.7

The principal effect on the prior year comprehensive income related to the adoption of Topic 810 is summarized as follows:
Comprehensive Income (Loss)

	Three Months Ended	Nine Months Ended
(millions)	September 30, 2008	September 30, 2008
Comprehensive loss, as previously reported	$(306.7)	$(40.7)
Topic 810 reclass of noncontrolling interest	1.3	3.5

Comprehensive loss, as adjusted	$(308.0)	$(44.2)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1.3	3.5

Comprehensive loss attributable to BorgWarner Inc.	$(306.7)	$(40.7)

In March 2008, the FASB issued Topic 815, Disclosures about Derivative Instruments and Hedging Activities. Topic 815 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Topic 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. On January 1, 2009, the Company adopted Topic

815. See Note 10 to the Consolidated Financial Statements for more information regarding the implementation of Topic 815.
In May 2008, the FASB issued Topic 470, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement). Under Topic 470, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. Topic 470 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of Topic 470 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we recorded the equity and liability components of the notes on our June 30, 2009 Condensed Consolidated Balance Sheet. Additionally, Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2009 was $7.1 million and $14.5 million, respectively. The non-cash portion of interest expense for the convertible notes for the three and nine months ended September 30, 2009 was $4.2 million and $8.4 million, respectively. For the full year of 2009, interest expense will be approximately $22.2 million, of which approximately $12.7 million will be non-cash. See Note 8 to the Condensed Consolidated Financial Statements for more information regarding this issuance.
In December 2008, the FASB issued Topic 715, Employers’ Disclosures about Postretirement Benefit Plan Assets. Topic 715 requires entities to provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. Topic 715 is effective for the Company beginning with its year ending December 31, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.
In May 2009, the FASB issued Topic 855, Subsequent Events. Topic 855 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted Topic 855 in the second quarter of 2009 and has evaluated all subsequent events through October 28, 2009 (the date the Company’s financial statements are issued).
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfer of Financial Assets — an amendment of Topic 860 (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from Topic 860 and removes the exception from applying Topic 810, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. FAS 166 is effective for the Company beginning with its quarter ending March 31, 2010. The adoption of FAS 166 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to Topic 810 (“FAS 167”). FAS 167 amends Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, FAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. FAS 167 is effective for the Company beginning with its quarter ending March 31, 2010. The adoption of FAS 167 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2009, the FASB issued Topic 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Topic instituted a major change in the way accounting standards are organized. The accounting standards Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). As of September 30, 2009 only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other literature is non-authoritative. The Company has adopted the Codification in the third quarter of 2009. The adoption of the Codification had no impact on the Company’s consolidated financial position, results of operations or cash flows.
This adoption required all issued authoritative literature to be disclosed using Codification Sections. Authoritative literature has been referenced within our third quarter report on Form 10-Q under these new Codification Sections. New standards not yet codified have been referenced as issued and will be updated when codified.
(20) Recent Transactions
BERU AG — Domination and Profit Transfer Agreement and “Squeeze-out” of Minority Shareholders
In the second quarter of 2008, the Company and BERU AG (“BERU”) completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU. Under this agreement BERU is obligated to transfer 100% of its annual profits or losses to the Company. Upon request of BERU minority shareholders, the Company is obligated to purchase their shares for a cash payment of €71.32 per share. Those BERU minority shareholders who did not sell their shares are entitled to receive an annual compensatory payment (perpetual dividend) of €4.23 (net) per share. The DPTA is a binding agreement. However, certain minority shareholders of BERU initiated an appraisal proceeding in the German court system that challenged the valuation of the €71.32 purchase price and €4.23 annual compensatory payment (perpetual dividend).
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
The DPTA obligation as of September 30, 2009 was approximately €22.9 ($33.5) million, and approximates the cost if all remaining shares were purchased by the Company at €73.39 per share. As of September 30, 2009, the DPTA obligation is presented in the Condensed Consolidated Balance Sheet as $33.5 million in current liabilities.

The table below summarizes activity related to the Company’s DPTA obligation as of September 30, 2009 as follows (in millions):

Domination and Profit Transfer Agreement Obligation at December 31, 2008	$44.0
Shares Purchased During the Three Months Ended March 31, 2009	(12.2)
Translation Adjustment	(2.1)

Domination and Profit Transfer Agreement Obligation at March 31, 2009	29.7
Share Resolution to €73.39 per Share	0.9
Shares Purchased During the Three Months Ended June 30, 2009	(0.7)
Translation Adjustment	2.3

Domination and Profit Transfer Agreement Obligation at June 30, 2009	32.2
Shares Purchased During the Three Months Ended September 30, 2009	(0.2)
Translation Adjustment	1.5

Domination and Profit Transfer Agreement Obligation at September 30, 2009	$33.5

As of September 30, 2009, the portion of the acquisition related to the DPTA represents a non-cash transaction of €22.9 ($33.5) million.
As a result of the tendering of shares, the Company owned approximately 97% of all BERU’s outstanding shares at September 30, 2009. The tendering of approximately 1.3% of BERU shares, at a cost of $13.1 million, has been reflected as an Investing activity in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2009. Additionally, on May 22, 2009 the Company paid the annual perpetual dividend of $1.9 million, which is also reflected as an Investing activity in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2009.
On September 18, 2009 the minority shareholders of BERU who had challenged the “squeeze-out” resolution dropped their complaint. The elimination of all actions against the resolution allowed BERU to register the “squeeze-out” with the commercial register. The “squeeze-out” became effective on September 30, 2009, making the Company the only shareholder of BERU. On October 6, 2009 the Company paid €22.9 ($33.5) million for the approximately 311,000 outstanding shares of BERU. Certain minority shareholders have challenged the “squeeze out” share price of €73.39. A hearing date for this action will be set after January 5, 2010.
For a description of our earlier acquisition of BERU, see Note 20 to the Notes to Consolidated Financial Statements in our most recently filed Annual Report on Form 10-K.
Acquisition of Etatech, Inc. Technology
On June 2, 2009, the Company announced the purchase of advanced gasoline ignition technology and related intellectual property from Florida-based Etatech, Inc. The high-frequency ignition technology enables high-performing, lean burning engines to significantly improve fuel economy and reduce emissions compared with conventional combustion technologies. Amortization expense for the three and nine months ended September 30, 2009 was approximately $0.6 million and $0.8 million, respectively.
For the nine months ended September 30, 2009, a $7.5 million payment has been reflected as an investing activity in the Consolidated Statement of Cash Flows.

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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008
Consolidated net sales for the three months ended September 30, 2009 totaled $1,027.8 million, a 22.0% decrease from the three months ended September 30, 2008. This decrease occurred while light-vehicle production was down 9% worldwide and down 20% in North America from the previous year’s third quarter. Light-vehicle production was flat in Asia-Pacific and decreased 14% in Europe. The net sales decrease included the effect of weaker foreign currencies, primarily the Euro, of approximately $50 million. Currency fluctuations impacted all of the Company’s product lines. Without the currency impact, the decrease in global net sales would have been approximately 18%.
Gross profit and gross margin were $151.8 million and 14.8% for the third quarter of 2009 as compared to $202.3 million and 15.4% for third quarter 2008. The gross margin percentage decrease was due to sales volume declining faster than our ability to reduce our cost structure. Cost reduction actions taken in 2009 to reduce our cost structure included headcount reductions, global pay cuts, selected plant shutdowns and reduced work weeks outside of the U.S.
Third quarter selling, general and administrative (“SG&A”) costs decreased $8.9 million to $125.9 million from $134.8 million, and increased as a percentage of net sales to 12.2% from 10.2%. R&D costs, which are included in SG&A expenses, decreased $9.3 million to $41.4 million from $50.7 million as compared to third quarter 2008. As a percentage of sales, R&D costs increased to 4.0% from 3.8% in the third quarter of 2008. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth.
Equity in affiliates’ earnings of $6.5 million decreased $2.7 million as compared with the third quarter of 2008 primarily due to lower vehicle production in Asia.
Third quarter interest expense and finance charges of $13.0 million increased $1.8 million as compared with third quarter 2008 primarily due to increased debt levels, offset somewhat by reduced global interest rates.

The Company’s provision for income taxes is normally based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. However, due to unprecedented depressed global economic conditions there is significant uncertainty regarding industry production volumes for the remainder of the year. This precludes us from making a reliable estimate of the annual effective tax rate for the year. Accordingly, we have made our 2009 income tax provision pursuant to Financial Accounting Standards Board (“FASB”) Topic 740, Accounting for Income Taxes in Interim Periods, which provides that tax (or benefit) in each foreign jurisdiction that is not subject to a valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction for the quarter. The actual global effective tax rate for the nine months is calculated to be a benefit of 54.5%, which resulted in a 7.0% tax rate for the third quarter. This represents an income tax benefit of ($24.2) million on the loss of ($44.4) million for the first nine months of 2009. It results in a $1.5 million expense on earnings before income taxes and noncontrolling interest of $21.5 million for the third quarter of 2009.
The Company’s net earnings were $17.2 million for the third quarter, or $0.15 per diluted share, an increase of $1.27 per diluted share over the previous year’s third quarter. The Company believes the following table is useful for comparison with on-going results from prior periods. It details a number of non-recurring or non-comparable items that impacted earnings or loss per share in 2009 and 2008.

	Three Months Ended
	September 30,
	2009	2008
GAAP earnings or (loss) per share — diluted	$0.15	$(1.12)

Non-recurring or non-comparable items:
Goodwill impairment charge	—	(1.27)
Restructuring activities	—	(0.16)
Tax valuation allowance	—	(0.12)
DTP retiree healthcare litigation outcome	—	(0.03)

Total impact of non-recurring or non-comparable items per share — diluted	$—	$(1.58)

Nine months ended September 30, 2009 vs. Nine months ended September 30, 2008
Consolidated net sales for the nine months ended September 30, 2009 totaled $2,763.5 million, a 36.2% decrease over the nine months ended September 30, 2008. This decrease occurred while light-vehicle production was down 23% worldwide and down 41% in North America from the previous year’s first nine months. Light-vehicle production decreased 13% in Asia-Pacific and 29% in Europe. The net sales decrease included the effect of weaker foreign currencies, primarily the Euro, of approximately $232 million. Currency fluctuations impacted all of the Company’s product lines. Without the currency impact, the decrease in global net sales would have been approximately 31%.
Gross profit and gross margin were $347.6 million and 12.6% for the first nine months of 2009 as compared to $764.6 million and 17.6% for the first nine months of 2008. The gross margin percentage decrease was due to sales volume declining faster than our ability to reduce our cost structure. Cost reduction actions taken in 2009 to reduce our cost structure included headcount reductions, global pay cuts, selected plant shutdowns and reduced work weeks outside of the U.S.
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
Selling, general and administrative (“SG&A”) costs for the first nine months of 2009 decreased $135 million to $315.4 million from $450.4 million, and increased as a percentage of net sales to 11.4% from 10.4%. The decrease in SG&A was impacted by a $27.9 million aforementioned net gain related to the Company’s Plant Shutdown Agreement with the UAW and subsequent closure of the Muncie Plant. This gain was partially offset by a $4.8 million expense associated with the adoption of Topic 805. Without these non-comparable items, SG&A as a percentage of net sales was 12.2%. R&D costs, which are included in SG&A expenses, decreased $56.3 million to $109.7 million from $166.0 million as compared to the first nine months of 2008. As a percentage of sales, R&D costs increased to 4.0% from 3.8% in the first nine months of 2008. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth.
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
Equity in affiliates’ earnings of $11.5 million decreased $18.7 million as compared to the first nine months of 2008 primarily due to lower vehicle production in Asia.

Interest expense and finance charges for the first nine months of 2009 were $41.1 million and increased $12.6 million as compared with the first nine months of 2008. This increase was primarily due to increased debt levels and a net $1.8 million non-cash charge related to net hedge ineffectiveness, offset somewhat by reduced global interest rates.
The Company’s provision for income taxes is normally based on an estimated tax rate for the year applied to the year-to-date federal, state and foreign income. However, due to unprecedented depressed global economic conditions there is significant uncertainty regarding industry production volumes for the remainder of the year. This precludes us from making a reliable estimate of the annual effective tax rate for the year. Accordingly, we have made our 2009 income tax provision pursuant to Financial Accounting Standards Board (“FASB”) Topic 740, Accounting for Income Taxes in Interim Periods, which provides that tax (or benefit) in each foreign jurisdiction that is not subject to a valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction for the quarter. The actual global effective tax rate for the nine months is calculated to be a benefit of 54.5%, which resulted in a 7.0% tax rate for the third quarter. This represents an income tax benefit of ($24.2) million on the loss of ($44.4) million for the first nine months of 2009. It results in a $1.5 million expense on earnings before income taxes and noncontrolling interest of $21.5 million for the third quarter of 2009.
The Company’s net loss was $25.7 million for the first nine months of 2009, or $0.22 loss per diluted share, a decrease of $0.61 per diluted share over the previous year’s first nine months. The Company believes the following table is useful for comparison with on-going results from prior periods. It details a number of non-recurring or non-comparable items that impacted earnings or loss per share in 2009 and 2008.

	Nine Months Ended
	September 30,
	2009	2008
GAAP earnings or (loss) per share — diluted	$(0.22)	$0.39

Non-recurring or non-comparable items:
Goodwill impairment charge	—	(1.24)
Restructuring activities	(0.29)	(0.16)
Tax valuation allowance	—	(0.11)
DTP retiree healthcare litigation outcome	—	(0.03)
Interest rate derivative agreements	(0.03)	—
Topic 805 adoption	(0.03)	—
Change in retiree obligation related to Muncie closure	0.15	—
BERU purchase accounting	—	(0.04)

Total impact of non-recurring or non-comparable items per share — diluted	$(0.20)	$(1.58)

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
The following tables present net sales and segment EBIT by reporting segment for the three and nine months ended September 30, 2009 and 2008.
Net Sales by Reporting Segment

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2009	2008	2009	2008
Engine	$735.3	$974.1	$2,030.2	$3,181.2
Drivetrain	296.8	347.2	743.8	1,171.4
Inter-segment eliminations	(4.3)	(4.4)	(10.5)	(20.2)

Net sales	$1,027.8	$1,316.9	$2,763.5	$4,332.4

Segment Earnings (Loss) Before Interest and Income Taxes

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2009	2008	2009	2008
Engine	$56.6	$94.1	$136.5	$358.4
Drivetrain	7.5	(2.9)	(34.0)	37.2

Segment earnings before interest and income taxes (“Segment EBIT”)	64.1	91.2	102.5	395.6
Muncie closure retiree obligation net gain	—	—	27.9	—
Corporate, including equity in affiliates’ earnings and stock-based compensation	(30.1)	(14.1)	(85.1)	(54.0)

Consolidated earnings before interest and taxes (“EBIT”)	34.0	77.1	45.3	341.6
Restructuring expense	—	25.0	50.3	25.0
Goodwill impairment charge	—	146.8	—	146.8
Interest income	(0.5)	(2.2)	(1.7)	(6.4)
Interest expense and finance charges	13.0	11.2	41.1	28.5

Earnings (loss) before income taxes and noncontrolling interest	21.5	(103.7)	(44.4)	147.7
Provision (benefit) for income taxes	1.5	24.3	(24.2)	87.7

Net earnings (loss)	20.0	(128.0)	(20.2)	60.0
Net earnings attributable to the noncontrolling interest	2.8	2.4	5.5	14.2

Net earnings (loss) attributable to BorgWarner Inc.	$17.2	$(130.4)	$(25.7)	$45.8

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008
The Engine segment net sales decreased $238.8 million, or 24.5%, and segment EBIT decreased $37.5 million, or 39.9%, from third quarter 2008. Excluding the impact of weaker foreign currencies, primarily the Euro, sales decreased approximately 21%. The sales and EBIT decrease was primarily driven by reduced global vehicle production that depressed demand for engine products, especially in Europe.
The Drivetrain segment net sales decreased $50.4 million, or 14.5%, and segment EBIT increased $10.4 million from third quarter 2008. Excluding the impact of weaker foreign currencies, primarily the Euro, sales decreased approximately 10%. The sales decrease was driven by lower global production, primarily in

Europe, North America and Japan. The EBIT increase was driven by the Company’s 2009 cost reduction actions to reduce our cost structure.
Nine months ended September 30, 2009 vs. Nine months ended September 30, 2008
The Engine segment net sales decreased $1,151 million, or 36.2%, and segment EBIT decreased $221.9 million, or 61.9%, from the first nine months of 2008. Excluding the impact of weaker foreign currencies, primarily the Euro, sales decreased approximately 31%. The sales and EBIT decrease was primarily driven by reduced global vehicle production that depressed demand for engine products, especially in Europe.
The Drivetrain segment net sales decreased $427.6 million, or 36.5%, and segment EBIT decreased $71.2 million from the first nine months of 2008. Excluding the impact of weaker foreign currencies, primarily the Euro, sales decreased approximately 32%. The sales and EBIT decrease was driven by lower global production, primarily in Europe, North America and Japan.
Outlook for the Remainder of 2009
The Company is cautiously optimistic about the remainder of 2009. The Company expects global production volumes to be incrementally higher in the fourth quarter of 2009 compared with the first nine months. However, visibility is limited in Europe due to uncertainty surrounding consumer demand, the impact of expiring government-sponsored incentive programs and other market dynamics. The impact of non-U.S. currencies is expected to be unfavorable in 2009 versus 2008.
The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The trends that are driving our long-term growth are expected to continue, including the growth of direct injection diesel and gasoline engines worldwide, the increased adoption of automated transmissions in Europe and Asia-Pacific, and the move to variable cam and chain engine timing systems in both Europe and Asia-Pacific. As the recovery from current global economic conditions occurs, we expect long-term sales and net earnings growth to resume to historical rates.
FINANCIAL CONDITION AND LIQUIDITY
The Company had $258.8 million of cash on hand at September 30, 2009. The Company has a multi-currency revolving credit facility, which provides for borrowings up to $250 million through January 22, 2011. The facility is secured by unperfected pledges of the Company’s equity interests in its subsidiaries and certain assets. No secured party is entitled to perfect its lien on any of the collateral until the long term unsecured senior, non-credit enhanced debt rating of the Company is less than or equal to BB+ by Standard & Poor’s and less than or equal to Ba1 by Moody’s. The three key covenants of the credit agreement are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at September 30, 2009 and expects to be compliant in future periods. At September 30, 2009 and December 31, 2008 there were no outstanding borrowings under the facility. In addition to the credit facility, as of September 30, 2009, the Company had approximately $376 million available under a universal shelf registration statement on file with the Securities and Exchange Commission under which a variety of debt and equity instruments could be issued. From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s and Ba1 from Moody’s. On March 18, 2009, Moody’s downgraded the Company’s credit rating from Baa3 to Ba1. The current outlook from Standard & Poor’s and Moody’s is negative. None of the Company’s debt agreements require accelerated repayment in the event of a decrease in credit ratings.

On April 24, 2009 the Company’s $50 million accounts receivable securitization facility matured and was not renewed. The impact of this maturity was an increase in receivables of $50 million and a decrease in cash of $50 million in the second quarter of 2009. This is reflected as a Financing activity in the Condensed Consolidated Statements of Cash Flows.
During the nine-month periods ended September 30, 2009 and 2008, total cash proceeds from sales of accounts receivable were $200 million and $450 million, respectively. The Company paid servicing fees related to these receivables for the three months ended September 30, 2008 of $0.4 million. The Company paid servicing fees related to these receivables for the nine months ended September 30, 2009 and 2008 of $0.4 million and $1.4 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
In 2006, the Company entered into a series of interest rate swap agreements to effectively convert a portion of its senior notes from fixed to variable interest rates and were designated as fair value hedges for the senior notes. In the first quarter of 2009, $100 million of interest rate swap agreements relating to the 2009 fixed-rate debt matured. Also, in the first quarter of 2009, the Company terminated $150 million of interest rate swap agreements relating to the 2016 fixed rate debt and $75 million of interest rate swap agreements relating to the 2019 fixed rate debt. The early termination of the 2016 and 2019 interest rate swap agreements resulted in a gain of $34.5 million that will be amortized as a reduction of interest expense over the remaining life of the respective 2016 and 2019 debt. The Company recognized $5.7 million in interest expense in the first quarter of 2009 as a result of the early termination. This early termination also resulted in the Company receiving net cash proceeds of $30.0 million. As of September 30, 2009, there were no outstanding interest rate swap agreements.
Net cash provided by operating activities decreased $38.8 million to $226.3 million for the first nine months of 2009 from $265.1 million in the first nine months of 2008. The decrease reflected lower earnings, somewhat offset by lower working capital needs in the first nine months of 2009 as compared to the first nine months of 2008. Capital spending, including tooling outlays, was $127.2 million in the first nine months of 2009, compared with $265.6 million in 2008. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business and for cost reductions and productivity improvements. The Company expects to continue to spend capital to support the launch of our new applications and for cost reductions and productivity improvement projects, but at levels considerably lower than 2008. The Company expects that net cash provided by operating activities, after capital expenditures, including tooling outlays to be positive in 2009.
As of September 30, 2009, debt increased from year-end 2008 by $67.4 million and cash increased by $155.4 million. Our debt to capital ratio was 28.1% at the end of the third quarter versus 27.7% at the end of 2008. The debt and debt to capital ratio increase between September 30, 2009 and December 31, 2008 was primarily due to the April 9, 2009 issuance of $373.8 million in convertible senior notes due April 15, 2012, offset somewhat by the maturity of our $136.7 million, 6.50% senior notes. The net proceeds from the convertible senior notes issuance were used to repay both short and long-term bank debt and provide cash for operating needs. The Company paid dividends to its stockholders of $13.8 million and $38.3 million in the first nine months of 2009 and 2008, respectively. The Company repurchased 1,148,608 shares of its common stock for $48.4 million in the first nine months of 2008, while no common shares were repurchased in the first nine months of 2009.
On March 5, 2009, the Company announced the temporary suspension of the Company’s quarterly dividend of $0.12 per share until global economic conditions improve. This action is expected to save the Company approximately $42 million in cash flow in 2009.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under Topic 470, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement), the Company must account for the convertible senior notes by bifurcating the instrument between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. Therefore, the Company’s September 30, 2009 Condensed Consolidated Balance Sheet includes an increase in debt of $325.9 million and an increase in capital in excess of par of $36.5 million. Additionally, Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this bond accretion is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2009 was $7.1 million and $14.5 million, respectively. The non-cash portion of interest expense for the convertible notes for the three and nine months ended September 30, 2009 was $4.2 million and $8.4 million, respectively. For the full year of 2009, interest expense related to the convertible notes will be approximately $22.2 million, of which approximately $12.7 million will be non-cash. The notes will pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year, beginning in October of this year.
Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.5% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. As of September 30, 2009, the Company’s stock price was below the conversion price of $32.82. There was no dilutive impact to weighted average shares outstanding for the three and nine months ended September 30, 2009 due to the convertible senior notes. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of our common stock or a combination thereof at our election. The convertible senior notes were issued under the Company’s $750 million universal shelf registration filed with the Securities and Exchange Commission, leaving approximately $376 million available as of September 30, 2009.
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

Litigation
In January 2006, DTP, a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the then-current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which did not expire until April 24, 2009. Thus, the amendments were untimely. In 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.
DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others individually, and as representatives of a defendant class, on February 26, 2009 again seeking the Court’s affirmation that DTP will not violate the Labor — Management Relations Act or the Employment Retirement Income Security Act (ERISA) by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. Both actions are pending.
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
Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has established an accrual for indicated environmental liabilities with a balance at September 30, 2009 of $12 million. The Company has accrued amounts that do not exceed $4.4 million related to any individual site and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.
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
Conditional Asset Retirement Obligations
In March 2005, Topic 410, Accounting for Conditional Asset Retirement Obligations, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 32 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.7 million as of September 30, 2009 and $1.4 million as of December 31, 2008.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of September 30, 2009 and December 31, 2008 the Company had approximately 23,000 and 27,000 pending asbestos-related product liability claims, respectively. Of the 23,000 outstanding claims at September 30, 2009, approximately 12,000 were pending in just three jurisdictions, where significant tort and judicial reform activities are underway.
The Company’s policy is to aggressively defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first nine months of 2009, of the approximately 4,800 claims resolved, only 180 (3.8%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2008, of the approximately 17,500 claims resolved, only 210 (1.2%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $74.7 million in defense and indemnity in advance of insurers’ reimbursement and has received $18.5 million in cash from insurers. The outstanding balance of $56.2 million is expected to be fully recovered. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2008, insurers owed $35.9 million in association with these claims.
At September 30, 2009, the Company has an estimated liability of $45.9 million for future claims resolutions, with a related asset of $45.9 million to recognize the insurance proceeds receivable by the Company for estimated losses related to claims that have yet to be resolved. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2008, the comparable value of the insurance receivable and accrued liability was $34.7 million.
The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	September 30,	December 31,
(millions)	2009	2008
Assets:
Prepayments and other current assets	$24.1	$22.1
Other non-current assets	21.8	12.6

Total insurance receivable	$45.9	$34.7

Liabilities:
Accounts payable and accrued expenses	$24.1	$22.1
Other non-current liabilities	21.8	12.6

Total accrued liability	$45.9	$34.7

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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Topic 820, Fair Value Measurements. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On January 1, 2009, the Company fully adopted as required, Topic 820. See Note 9 to the Consolidated Financial Statements for more information regarding the implementation of Topic 820.
In December 2007, the FASB issued Topic 805, Business Combinations. Topic 805 establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements. Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition. Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition. On January 1, 2009, the Company adopted Topic 805. In the first quarter of 2009, the Company expensed $4.8 million related to on-going acquisition related activity.
In December 2007, the FASB issued Topic 810, Noncontrolling Interests in Consolidated Financial Statements. For consolidated subsidiaries that are less than wholly owned, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests for such subsidiaries is presented as net income (loss) applicable to noncontrolling interest on the consolidated statement of operation, and the portion of stockholders’ equity of such subsidiaries is presented as noncontrolling interest on the consolidated balance sheet. Effective January 1, 2009, the Company adopted Topic 810.
The adoption of Topic 810 did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements and notes to the consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of Topic 810, the Company was required to reflect the change in presentation and disclosure for the period ending March 31, 2009 and all periods presented in future filings.

The principal effect on the prior year balance sheets related to the adoption of Topic 810 is summarized as follows:
Balance Sheet

(millions)	December 31, 2008
Total stockholders’ equity, as previously reported	$2,006.0
Increase for Topic 810 reclass of noncontrolling interest	31.5

Total stockholders’ equity, as adjusted	$2,037.5

The principal effect on the prior year statement of operations related to the adoption of Topic 810 is summarized as follows:
Consolidated Statement of Operations

	Three Months Ended	Nine Months Ended
(millions)	September 30, 2008	September 30, 2008
Net earnings (loss), as previously reported	$(130.4)	$45.8
Topic 810 reclass of noncontrolling interest	(2.4)	(14.2)

Net earnings (loss), as adjusted	$(128.0)	$60.0
Less: Net earnings attributable to noncontrolling interest	(2.4)	(14.2)

Net earnings attributable to BorgWarner Inc.	$(130.4)	$45.8

The principal effect on the prior year statement of cash flows related to the adoption of Topic 810 is summarized as follows:
Statement of Cash Flows

Nine Months Ended
(millions)	September 30, 2008
Net earnings, as previously reported	$45.8
Topic 810 reclass of noncontrolling interest	(14.2)

Net earnings (loss), as adjusted	$60.0

Statement of Cash Flows

Nine Months Ended
(millions)	September 30, 2008
Equity in affiliates’ earnings, net of dividends received, minority interest and other, as previously reported	$16.9
Less: Topic 810 reclass of noncontrolling interest	(14.2)

Equity in affiliates’ earnings, net of dividends received and other	$2.7

The principal effect on the prior year comprehensive income related to the adoption of Topic 810 is summarized as follows:
Comprehensive Income (Loss)

	Three Months Ended	Nine Months Ended
(millions)	September 30, 2008	September 30, 2008
Comprehensive loss, as previously reported	$(306.7)	$(40.7)
Topic 810 reclass of noncontrolling interest	1.3	3.5

Comprehensive loss, as adjusted	$(308.0)	$(44.2)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1.3	3.5

Comprehensive loss attributable to BorgWarner Inc.	$(306.7)	$(40.7)

In March 2008, the FASB issued Topic 815, Disclosures about Derivative Instruments and Hedging Activities. Topic 815 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Topic 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. On January 1, 2009, the Company adopted Topic

815. See Note 10 to the Consolidated Financial Statements for more information regarding the implementation of Topic 815.
In May 2008, the FASB issued Topic 470, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement). Under Topic 470, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. Topic 470 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of Topic 470 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we recorded the equity and liability components of the notes on our June 30, 2009 Condensed Consolidated Balance Sheet. Additionally, Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2009 was $7.1 million and $14.5 million, respectively. The non-cash portion of interest expense for the convertible notes for the three and nine months ended September 30, 2009 was $4.2 million and $8.4 million, respectively. For the full year of 2009, interest expense will be approximately $22.2 million, of which approximately $12.7 million will be non-cash. See Note 8 to the Condensed Consolidated Financial Statements for more information regarding this issuance.
In December 2008, the FASB issued Topic 715, Employers’ Disclosures about Postretirement Benefit Plan Assets. Topic 715 requires entities to provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. Topic 715 is effective for the Company beginning with its year ending December 31, 2009. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.
In May 2009, the FASB issued Topic 855, Subsequent Events. Topic 855 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted Topic 855 in the second quarter of 2009 and has evaluated all subsequent events through October 28, 2009 (the date the Company’s financial statements are issued).
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfer of Financial Assets — an amendment of Topic 860 (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from Topic 860 and removes the exception from applying Topic 810, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. FAS 166 is effective for the Company beginning with its quarter ending March 31, 2010. The adoption of FAS 166 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to Topic 810 (“FAS 167”). FAS 167 amends Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, FAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. FAS 167 is effective for the Company beginning with its quarter ending March 31, 2010. The adoption of FAS 167 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In June 2009, the FASB issued Topic 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Topic instituted a major change in the way accounting standards are organized. The accounting standards Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). As of September 30, 2009 only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other literature is non-authoritative. The Company has adopted the Codification in the third quarter of 2009. The adoption of the Codification had no impact on the Company’s consolidated financial position, results of operations or cash flows.
This adoption required all issued authoritative literature to be disclosed using Codification Sections. Authoritative literature has been referenced within our third quarter report on Form 10-Q under these new Codification Sections. New standards not yet codified have been referenced as issued and will be updated when codified.

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

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Section 1350 Certifications

Exhibit 101	The following materials from BorgWarner Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BorgWarner Inc. (Registrant)
By	/s/ Jeffrey L. Obermayer
(Signature)
Jeffrey L. Obermayer Vice President and Controller (Principal Accounting Officer)

Date: October 28, 2009