Form 10-K
period 2009-12-31
BORGWARNER INC
filed 2010-02-11
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

ANNUAL REPORT

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009
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
  Yes ☐     No  ☑

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2009 (the last business day of the most recently completed second fiscal quarter) was approximately $4.0 billion.

As of February 5, 2010, the registrant had 116,915,339 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Part of Form 10-K
into which
Document	incorporated

Portions of the BorgWarner Inc. Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III

BORGWARNER INC.

Form 10-K

YEAR ENDED DECEMBER 31, 2009

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

Financial Information About Segments

Refer to Note 19, “Reporting Segments and Related Information” of the Notes to the Consolidated Financial Statements in Item 8 of this report for financial information about business segments.

Narrative Description of Reporting Segments

The Company reports its results under two reporting segments: Engine and Drivetrain. Net revenues by segment for the three years ended December 31, 2009, 2008 and 2007 are as follows (in millions of dollars):

	Year Ended December 31,
Net Sales	2009	2008	2007
	Millions of dollars

Engine	$2,883.2	$3,861.5	$3,761.3
Drivetrain	1,093.5	1,426.4	1,598.8
Inter-segment eliminations	(14.9)	(24.0)	(31.5)

Net sales	$3,961.8	$5,263.9	$5,328.6

The sales information presented above excludes the sales by the Company’s unconsolidated joint ventures (See “Joint Ventures” section). Such unconsolidated sales totaled approximately $599 million in 2009, $792 million in 2008 and $720 million in 2007.

Engine

The Engine Group develops and manufactures products to manage engines for fuel efficiency, reduced emissions, and enhanced performance. Concern about fuel prices and availability, and the need to lower CO2 emissions are driving demand for the Company’s products in smaller, more efficient gasoline and diesel engines and alternative powertrains in hybrid vehicles. Engine Group products currently fall into the following major categories: turbochargers, chain products, emissions systems, thermal systems, diesel cold start and gasoline ignition technology and cabin heaters.

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

Sales of turbochargers for light-vehicles represented approximately 27%, 24%, and 21% of the Company’s total revenues for 2009, 2008 and 2007, respectively. The Company currently supplies light-

vehicle turbochargers to many OEMs including Volkswagen, Renault, PSA, Daimler, Hyundai, Fiat, BMW, Ford and General Motors. The Company also supplies commercial-vehicle turbochargers to Caterpillar, John Deere, Daimler, International, Deutz and MAN.

The Company’s newest technologies are its regulated two-stage turbocharging system known as R2S®, variable turbine geometry (“VTG”) turbochargers and turbochargers for gasoline direct injected engines. In 2008, the Company announced the start of production of its award winning R2S technology for Daimler’s new 4 cylinder diesel engine range. The Company also began shipping VTG turbochargers for VW’s new common-rail engine range and announced the launch of a VTG turbocharger for use with low-pressure exhaust gas recirculation to reduce emissions on VW’s Jetta Clean Diesel TDI. In 2009, the Company began shipping turbochargers for Ford’s 3.5 liter V6 direct-injected gasoline engines for rear-wheel drive cars and trucks. Additionally, Ford selected BorgWarner’s leading gasoline turborcharger technology for their new four-cylinder EcoBoost engine, scheduled to make its global debut early in 2010.

The Engine Group also designs and manufactures products to control emissions and improve fuel economy. These products include electric air pumps, turbo actuators that use integrated electronics to precisely control turbocharger speed and pressure ratio, and exhaust gas recirculation valves for gasoline and diesel applications.

The Engine Group’s chain and chain systems products include timing chain and timing drive systems, variable cam timing (“VCT”) systems, crankshaft and camshaft sprockets, tensioners, guides and snubbers, HY-VO ® front-wheel drive (“FWD”) transmission chain and four-wheel drive (“4WD”) chain, and MORSE GEMINI ® chain systems for light-vehicle and commercial-vehicle applications.

The Company’s timing chain systems are used in Ford’s family of overhead cam engines, including the Duratec and Modular, and in-line 4 cylinder engines, as well as on Chrysler’s 3.7 liter and 4.7 liter, overhead cam engines, and the 4 cylinder World Engine family of engines. In addition, the Company provides timing systems to a number of Asian OEMs and their North American operations, including Honda, Nissan, and Hyundai, and to several European OEMs. The Company believes that it is the world’s leading manufacturer of timing chain systems.

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

In 2005, the Company acquired approximately 69.4% of the outstanding shares of BERU Aktiengesellschaft (“BERU”), headquartered in Ludwigsburg, Germany. In 2007, the Company increased its ownership to approximately 82.2%. In the second quarter of 2008, the Company and BERU completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU. On January 7, 2009 the Company informed BERU of its intention to purchase the remaining outstanding shares at that time of approximately 4%, using the required German legal process referred to as a “squeeze-out” to gain 100% ownership. The “squeeze-out” became effective on September 30, 2009, making the Company the only shareholder of BERU. The Company’s corporate form and name were changed to BorgWarner BERU Systems GMBH (“BERU Systems”) in late 2009. Refer to Note 18, “Recent Transactions” of the Notes to the Consolidated Financial Statements in Item 8 of this report for further information related to the Company’s DPTA agreement with BERU.

BERU System’s operating results are included within the Company’s Engine Group segment. BERU Systems is a leading global automotive supplier of diesel cold starting technology (glow plugs and instant starting systems). It also designs and manufactures gasoline ignition technology (spark plugs and ignition coils); and electronic control units and sensor technology (tire pressure sensors, diesel cabin heaters and selected sensors). In 2008, BERU launched its new Pressure Sensor Glow Plug with which the combustion process of a diesel engine is monitored and enhanced, allowing the lowest CO2 and NOx emissions possible.

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

The Drivetrain Group designs and manufactures automatic transmission components and modules and is a supplier to virtually every major automatic transmission manufacturer in the world for both conventional automatic, new dual-clutch transmissions (“DCT”) and automated manual transmissions.

Friction and mechanical products include dual clutch modules, friction clutch modules, friction plates, transmission bands, torque converter clutches, one-way clutches and torsional vibration dampers. Controls products feature electro-hydraulic solenoids for standard and high pressure hydraulic systems, transmission solenoid modules and dual clutch control modules.

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

The Company has announced DCT programs with customers that include VW, Audi, SAIC and Nissan, in addition to Getrag DCT programs with BMW, Ford and other global automakers. Also, the Company is working on several programs with OEMs around the world. BorgWarner DualTronic technology enables a conventional, manual gearbox to function as a fully automatic transmission by eliminating the interruption in power flow that occurs when a single clutch manual transmission shifts gears. The result is a smooth shifting automatic transmission with the fuel efficiency and great driving experience of a manual gearbox.

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

The Company is involved in the FWD/AWD market with electromagnetic couplings that use electronically controlled clutches to distribute power to the rear wheels instantly as traction is required. The NexTrac® AWD device is our latest product innovation that produces outstanding stability and traction while promoting better fuel economy. The NexTrac AWD device launched in 2008 on the Hyundai Santa Fe, Tucson and KIA Sportage.

With the trend toward vehicle electrification gaining momentum, the Company is also applying its years of expertise to deliver robust and highly efficient single and multiple speed electric gear reduction solutions for hybrids and electric vehicles. Currently, we supply our eGearDrivetm single-speed gearbox to the all-electric Tesla Roadster, and will also supply our eGearDrive to the all-electric CODA sedan scheduled for introduction in California in 2010. Additionally, we are actively engaged with traditional and non-traditional OEMs on seven other transmission programs for plug-in hybrid and electric vehicles.

Joint Ventures

As of December 31, 2009, the Company had 11 joint ventures in which it had a less-than-100% ownership interest. Results from the seven ventures in which the Company is the majority owner are consolidated as part of the Company’s results. Results from the four ventures in which the Company’s effective ownership interest is 50% or less, were reported by the Company using the equity method of accounting.

Management of the unconsolidated joint ventures is shared with the Company’s respective joint venture partners. Certain information concerning the Company’s joint ventures is set forth below:

			Percentage
			Owned by		Location		Fiscal 2009
		Year	the		of		Sales ($ in
Joint Venture	Products	Organized	Company (a)		Operation	Joint Venture Partner	millions) (b)

Unconsolidated:
NSK-Warner K.K.	Transmission components	1964	50%		Japan/China	NSK Ltd.	$494.5
Turbo Energy Limited(c)	Turbochargers	1987	32.6%		India	Sundaram Finance Limited; Brakes India Limited	$86.0
BERU Diesel Start Systems Pvt. Ltd.	Glow Plugs	1996	49%		India	Jayant Dave	$2.9
BERU-Eichenauer	Sub-systems for diesel cabin heaters	2000	50%		Germany	Fritz Eichenauer GmbH & Co. KG	$15.7
Consolidated:
BorgWarner Transmission Systems Korea, Inc.	Transmission components	1987	60	%(d)	Korea	NSK-Warner K.K.	$91.4
Divgi-Warner Pvt. Ltd.	Transfer cases and automatic locking hubs	1995	60%		India	Divgi Metalwares, Ltd.	$9.7
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans and fan drives	1999	70%		China	Ningbo Shenglong Group Co., Ltd.	$32.2
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%		China	Beijing Automotive Industry Corporation	$38.0
SeohanWarner Turbo Systems Ltd.	Turbochargers	2003	71%		Korea	Korea Flange Company	$41.3

			Percentage
			Owned by	Location		Fiscal 2009
		Year	the	of		Sales ($ in
Joint Venture	Products	Organized	Company (a)	Operation	Joint Venture Partner	millions) (b)

BorgWarner United Transmission Systems Co. Ltd.	Transmission components	2009	66%	China	China Automobile Development United Investment Co., Ltd.	$—
BERU Korea Co. Ltd.	Ignition coils and pumps	2001	51%	Korea	Mr. K.B. Mo and Mr. D.H. Kim	$32.6

(a)	In the second quarter of 2008, the Company and BERU completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU. For the joint ventures in which BERU Systems is a party, the percentage of ownership for each joint venture reflects BERU System’s ownership percentage.

(b)	All sales figures are for the year ended December 31, 2009, except NSK-Warner and Turbo Energy Limited. NSK-Warner’s sales are reported for the 12 months ended November 30, 2009. Turbo Energy Limited’s sales are reported for the 12 months ended September 30, 2009.

(c)	The Company made purchases from Turbo Energy Limited totaling $24.2 million, $25.4 million and $25.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

(d)	BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea, Inc. This gives the Company an additional indirect effective ownership percentage of 20%. This results in a total effective ownership interest of 80%.

Financial Information About Geographic Areas

Refer to Note 19, “Reporting Segments and Related Information” of the Notes to the Consolidated Financial Statements in Item 8 of this report for financial information about geographic areas.

Approximately 73% of the Company’s consolidated sales for 2009 were outside the United States, including exports. However, a portion of such sales were to OEMs headquartered outside the United States that produce vehicles that are, in turn, exported to the United States.

Customers

Approximately 75% of the Company’s total sales in 2009 were for light-vehicle applications; 17% of the Company’s sales were to a diversified group of commercial truck, bus, construction and agricultural vehicle manufacturers; and the remaining 8% to distributors of aftermarket replacement parts.

For the most recent three-year period, the Company’s worldwide sales to the following customers (including their subsidiaries) were approximately as follows:

Customer	2009	2008	2007

Volkswagen	22%	19%	15%
Ford	12%	9%	12%

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

Research and Development

The Company conducts advanced engine and drivetrain research at the segment level. This advanced engineering function looks to leverage know-how and expertise across product lines to create new engine and drivetrain systems and modules that can be commercialized. A venture capital fund that was created by the Company as seed money for new innovation and collaboration across businesses is managed by this function.

In addition, each of the Company’s business units within its two reporting segments has its own research and development (“R&D”) organization. The Company has approximately 700 employees, including engineers, mechanics and technicians, engaged in R&D activities at facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life cycle testing and dynamometer laboratories.

By working closely with the OEMs and anticipating their future product needs, the Company’s R&D personnel conceive, design, develop and manufacture new proprietary automotive components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to obtain new orders from its OEM customers.

The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
	2009	2008	2007
	Millions of dollars

Gross R&D expenditures	$219.0	$273.4	$246.7
Customer reimbursements	(63.8)	(67.7)	(35.9)

Net R&D expenditures	$155.2	$205.7	$210.8

The Company’s net R&D expenditures are included in the selling, general, and administrative expenses of the Consolidated Statements of Operations. Net R&D expenditures as a percentage of net sales were 3.9% in 2009 and 2008 and 4.0% in 2007. Customer reimbursements are netted against gross R&D expenditures upon billing of services performed. The Company has contracts with several customers at the Company’s various R&D locations. No such contract exceeded $6.0 million in any of the years presented.

Patents and Licenses

The Company has approximately 4,200 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, any group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company’s business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company’s financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

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

The Company’s major competitors by product type follow:

Product Type: Engine	Name of Competitor

Turbochargers:	Holset (Cummins Inc.) Honeywell IHI Mitsubishi Heavy Industries (MHI)
VCT:	Aisin Denso Hitachi
Chains:	Iwis Schaeffler Group Tsubaki Group
Emissions products:	Bosch Pierburg Valeo
Thermal products:	Behr Horton/Sachs Usui
Diesel cold start technology:	Bosch NGK

Product Type: Drivetrain	Name of Competitor

Torque transfer products:	GKN Driveline JTEKT Magna Powertrain
Transmission products:	Bosch Denso Dynax Schaeffler Group

In addition, a number of the Company’s major OEM customers manufacture, for their own use and for others, products which compete with the Company’s products. Other current OEM customers could elect to manufacture products to meet their own requirements or to compete with the Company. There can be no assurance that the Company’s business will not be adversely affected by increased competition in the markets in which it operates.

For many of its products, the Company’s competitors include suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs and, in some cases, export subsidies and/or raw materials subsidies. Also, see Item 1A. Risk Factors.

Employees

As of December 31, 2009, the Company and its consolidated subsidiaries had approximately 12,500 salaried and hourly employees (as compared with approximately 13,800 employees at December 31, 2008), of which approximately 4,100 were U.S. employees. The approximately 13,800 employees at December 31, 2008 included anticipated reductions, which did occur in 2009. Refer to Note 17, “Restructuring” of the Notes to the Consolidated Financial Statements in Item 8 of this report for a discussion of actions taken in 2009. Approximately 19% of the Company’s U.S. workforce is unionized. The hourly employees at certain of our international facilities are also unionized. The Company believes its present relations with employees to be satisfactory.

Our only domestic collective bargaining agreement is for our Ithaca and Cortland, New York facilities. This agreement expires in September 2012.

Raw Materials

The company uses a variety of raw materials in the production of its automotive products including steel, aluminum, copper, plastic resins, and certain alloying elements. Manufacturing operations for each of the Company’s operating segments are dependent upon natural gas, fuel oil, and electricity.

Commodity prices dropped sharply in 2009 due to falling global demands and their subsequent oversupply. Commodity prices have recovered much of their value and have returned to 2007 levels after bottoming out during the recession of 2009.

As developed economies recover and auto production accelerates, certain commodities may experience temporary shortages and inflated prices until production volumes again reach equilibrium with market demands. The Company uses a variety of tactics in order to limit the impact of supply shortages and inflationary pressures.

The Company formed a global procurement organization to accelerate: cost reductions, purchases from lower cost regions, supplier rationalization, risk mitigation efforts, and collaborative buying activities. In addition, the Company uses long-term contracts, cost sharing arrangements, design changes, customer buy programs, and limited financial instruments to help control costs. The Company intends to use similar measures in 2010 and beyond. Refer to Note 10, “Financial Instruments” of the Notes to the Consolidated Financial Statements in Item 8 of this report for information related to the Company’s hedging activities.

For 2010, the Company believes that its supplies of raw materials and energy are adequate and available from multiple sources to support its manufacturing requirements.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance at December 31, 2009 of $21.0 million. The Company has accrued amounts that do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company’s 1999 acquisition of Kuhlman Electric. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, historical contamination at the plant and surrounding area. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage relating to the alleged environmental contamination. In 2005, the Company and other defendants entered into settlements that resolved approximately 99% of those claims and the remainder of them have since been dismissed.

In 2007 and 2008, four additional lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs, alleging personal injury relating to the alleged environmental contamination. At this stage of the litigation, the Company cannot make any predictions as to the outcome, but it is vigorously defending against the suits.

Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) Topic 410, Accounting for Conditional Asset Retirement Obligations, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 31 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.3 million as of December 31, 2009 and $1.4 million as of December 31, 2008.

Available Information

Through its Internet website (www.borgwarner.com), the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed or furnished. The Company also makes the following documents available on its Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance Committee Charter; the Company’s Corporate Governance Guidelines; the Company’s Code of Ethical Conduct; and the Company’s Code of Ethics for CEO and Senior Financial Officers. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to Investor Relations, 3850 Hamlin Road, Auburn Hills, Michigan 48326.

Executive Officers of the Registrant

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 11, 2010.

Name	Age	Position With Company

Timothy M. Manganello	60	Chairman and Chief Executive Officer
Robin J. Adams	56	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
John Sanderson	57	Executive Vice President
Roger J. Wood	47	Executive Vice President
Jan Bertsch	53	Vice President and Treasurer
Daniel CasaSanta	55	Vice President
Angela J. D’Aversa	63	Vice President, Human Resources
John J. Gasparovic	52	Vice President, General Counsel & Secretary
Jeffrey L. Obermayer	54	Vice President and Controller
James R. Verrier	47	Vice President
Thomas Waldhier	47	Vice President

Mr. Manganello has been Chairman of the Board since June 2003 and Chief Executive Officer of the Company since February 2003. Mr. Manganello is also a director of Bemis Company, Inc. and he serves as the Board Chairman of Federal Reserve Bank of Chicago, Detroit branch.

Mr. Adams has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer since April 2004. He was Executive Vice President — Finance and Chief Financial Officer of American Axle & Manufacturing Holdings Inc. (“American Axle”) from July 1999 until April 2004. Mr. Adams also is a director of Carlisle Companies Inc.

Mr. Sanderson has been Executive Vice President of the Company and Group President and General Manager of the Drivetrain Group since January 2010. From February 2009 until December 2009 he was Vice President of the Company and President and General Manager of BorgWarner Transmission Systems Inc. From October 1999 until June 2008 he was Chief Executive Officer, Americas of Siemens VDO.

Mr. Wood has been Executive Vice President of the Company since May 2009 and Group President and General Manager of the Engine Group since January 2010. He was President and General Manager of BorgWarner Turbo Systems Inc. and BorgWarner Emissions Systems Inc. from August 2005 through December 2009. He was President and General Manager of Morse TEC from January 2001 until July 2005.

Ms. Bertsch has been Vice President and Treasurer of the Company since November 30, 2009. From June 2009 through November 2009 she was Senior Vice President, Treasurer, and Chief Information Officer for Chrysler Group, LLC. From July 2008 through May 2009 she was Senior Vice President, Treasurer, and Chief Information Officer of Chrysler LLC. From May 2006 through June 2008 she was Vice President and Chief Information Officer of Daimler Chrysler’s Chrysler Group and Mercedes Benz NAFTA organizations and Chrysler LLC. From July 2001 through April 2006 she was Vice President, Global Sales and Marketing Finance.

Mr. CasaSanta has been Vice President of the Company and President and General Manager of BorgWarner Thermal Systems Inc. (“Thermal Systems”) since January 2010. He was General Manager of Thermal Systems from June 2009 through December 2009. He was President and General Manager of BorgWarner TorqTransfer Systems Inc. (“TTS”) from June 2008 until June 2009. He was Vice President and General Manager of Thermal Systems from January 2003 until June 2008.

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

Mr. Obermayer has been Vice President since December 1999 and Controller since January 2005. He was Vice President and Treasurer of the Company from December 1999 through December 2004.

Mr. Verrier has been Vice President of the Company and President and General Manager of BorgWarner Morse TEC Inc. (“Morse TEC”) since January 2010. He was Vice President and General Manager, Passenger Car of BorgWarner Turbo Systems Inc. from January 2006 through December 2009. He was Vice President and General Manager of BorgWarner Turbo Europe from November 2004 until January 2006.

Mr. Waldhier has been Vice President of the Company since November 2008 and President and General Manager of BorgWarner BERU Systems since January 2010. He was Chief Executive Officer of BERU from October 2007 through December 2009 when it ceased to be a publicly held German company. He was Executive Vice President and Chief Operating Officer of SAS Automotive from April 2004 until October 2007.

Item 1A.	Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impact our business operations. If any of the following risks occur, our business including its financial performance, financial condition, operating results and cash flows could be materially adversely affected.

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

We continue to take steps to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Further significant declines in the automotive industry and financial declines and restructurings by our significant customers may make it necessary to take further restructuring actions and charges.

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

As of December 31, 2009, approximately 19% of our U.S. workforce was unionized. Our only domestic collective bargaining agreement is for our Ithaca and Cortland, New York facilities. This agreement expires in September 2012. The hourly employees at certain of our international facilities are also unionized. While we believe that our relations with our employees are satisfactory, a prolonged dispute with our employees could have an adverse effect on our business.

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

We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws. As a result, as of December 31, 2009, we may be liable for the cost of clean-up and other remedial activities at 35 of these sites.

We work with outside experts to determine a range of potential liability for environmental sites. The ranges for each individual site are then aggregated into a loss range for the total accrued liability. Management’s estimate of the loss range for environmental liability, including conditional asset retirement obligations, for 2009 is between approximately $20 million and $40 million. We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range. Based on information available to us, we have established an accrual in our financial statements for indicated environmental liabilities, including our conditional asset retirement obligation under ASC Topic 410, with a balance of $1.3 million at December 31, 2009. We currently expect the substantial portion of this amount to be expended over the next three to five years.

We provide warranties to our customers for some of our products. Under these warranties, we may be required to bear costs and expenses for the repair or replacement of these products. We cannot assure you that costs and expenses associated with these product warranties will not be material, or that those costs will not exceed any amounts accrued for such warranties in our financial statement. Based upon information available to us, we have established an accrual in our financial statements for product warranties of $61.7 million at December 31, 2009.

We are also party to, or have an obligation to defend a party to, various legal proceedings, including those described in Note 14 to the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

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

We have a stated goal of increasing revenues and operating income at a rate greater than global vehicle production by increasing content per vehicle with innovative new components and through select acquisitions. We may not meet our goal because of any of the following: (a) the failure to develop new products which will be purchased by our customers; (b) technology changes rendering our products obsolete; (c) a reversal of the trend of supplying systems (which allows us to increase content per vehicle) instead of components; and (d) the failure to find suitable acquisition targets or the failure to integrate operations of acquired businesses quickly and cost effectively.

We are subject to risks related to our international operations.

We have manufacturing and technical facilities in many regions and countries, including North America, Europe, China, India, South Korea, Japan, and Brazil and sell our products worldwide. For 2009, approximately 72% of our sales were outside North America. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, and fluctuations in foreign currency exchange rates, limitations on the repatriation of funds changing economic conditions, social unrest, political instability and disputes, and international terrorism. Compliance with multiple and potentially conflicting laws and regulations of various countries is burdensome and expensive. See Note 19, “Reporting Segments and Related Information” to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, regarding the size of our international operations.

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

The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other post employment benefits. To partially address this impact, we continue to make adjustments to certain retiree medical and pension plans. See Note 11, “Retirement Benefit Plans” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

Certain defined benefit pension plans we sponsor are currently underfunded.

We sponsor certain defined benefit pension plans worldwide that are underfunded and will require cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. See Note 11, “Retirement Benefit Plans” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

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

Furthermore, some of our sales are concentrated. Our worldwide sales in 2009 to Volkswagen and Ford constituted approximately 22% and 12%, respectively, of our 2009 consolidated sales.

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

The Company uses a variety of commodities (including steel, nickel, copper, aluminum, plastic resins, other raw materials and energy) and materials purchased in various forms such as castings, powder metal, forgings, stampings, and bar stock. Increasing commodity costs will have an impact on our results. We have sought to alleviate the impact of increasing costs by including a material pass-through provision in our customer contracts wherever possible or by selectively hedging certain commodity exposures. Customers frequently challenge these contractual provisions and rarely pay the full cost of any materials increases. The discontinuation of being able to pass-through or hedge increasing commodity costs would adversely affect our business.

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

Our financial performance depends on conditions in the global automotive industry. Original equipment manufactures have experienced difficulties from a weakened economy and tightened credit markets. If our customers reduce their orders to us, it would adversely affect our results of operations. A prolonged downturn in the automotive industry or a significant product mix shift due to consumer demand could require us to shut down plants or incur impairment charges. Continued uncertainty relating to the financial condition of automakers would have a negative impact on our business.

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

Any of the following could materially and adversely affect our business: the loss of or changes in supply contracts or sourcing strategies of our major customers or suppliers; start — up expenses associated with new vehicle programs or delays or cancellation of such programs, underutilization of our manufacturing facilities, which can be dependent on a single product line or customer; inability to recover engineering and tooling costs; market and financial consequences of recalls that may be required on products we supplied; delays or difficulties in new product development; the possible introduction of similar or superior technologies by others; and global excess capacity and vehicle platform proliferation.

Item 1B.	Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2009 fiscal year that remain unresolved.

Item 2.	Properties

As of December 31, 2009, the Company had 59 manufacturing, assembly, and technical locations worldwide. In addition to its 15 U.S. locations, the Company has 10 locations in Germany; five locations in Korea; four locations in India and China; three locations in each of the United Kingdom, France, Japan, and Mexico and one location in each of Brazil, Canada, Hungary, Ireland, Italy, Monaco, Poland, Spain, and Taiwan. The Company also has several sales offices, warehouses and technical centers. The Company’s worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs.

The following is additional information concerning the principal manufacturing, assembly, and technical facilities operated by the Company, its subsidiaries, and affiliates.(a)

ENGINE

Americas:	Europe:	Asia:

Asheville, North Carolina	Arcore, Italy	Aoyama, Japan
Auburn Hills, Michigan	Bradford, England	Changwon, South Korea(b)
Cadillac, Michigan	Bretten, Germany	Chennai, India
Campinas, Brazil	Chazelles, France	Chungju-City, South Korea
Cortland, New York	Diss, England	Kakkalur, India
Dixon, Illinois	Kandel, Germany(b)	Nabari City, Japan
El Salto Jalisco, Mexico	Kirchheimbolanden, Germany	Ningbo, China
Fletcher, North Carolina	La Ferte Mace, France	Pyongtaek, South Korea(b)
Ithaca, New York	Ludwigsburg, Germany	Shanghai, China
Juitepee Morelos, Mexico	Markdorf, Germany	Tainan Shien, Taiwan
Marshall, Michigan	Muggendorf, Germany
Ramos, Mexico	Neuhaus, Germany
Simcoe, Ontario, Canada(c)	Oroszlany, Hungary
Rzeszow, Poland
Tralee, Ireland
Vitoria, Spain

DRIVETRAIN

Americas:	Europe:	Asia:

Addison, Illinois(b)	Arnstadt, Germany	Beijing, China
Auburn Hills, Michigan	Heidelberg, Germany	Eumsung, South Korea
Bellwood, Illinois	Ketsch, Germany	Fukuroi City, Japan
Frankfort, Illinois	Margam, Wales(c)	Ningbo, China
Livonia, Michigan	Monte Carlo, Monaco	Ochang, South Korea (b)
Longview, Texas	Tulle, France	Pune, India
Ramos, Mexico		Shanghai, China
Seneca, South Carolina		Sirsi, India
Water Valley, Mississippi

(a)	The table excludes joint ventures owned less than 50% and administrative offices in Auburn Hills, Michigan USA and Shanghai, China.

(b)	Indicates leased land rights or a leased facility.

(c)	Announced closure plans for 2010.

Item 3.	Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. Refer to Note 14, “Contingencies” of the Notes to the Consolidated Financial Statements in Item 8 of this report for a discussion of environmental, asbestos and other litigation.

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court’s affirmation that DTP will not violate the Labor — Management Relations Act or the Employment Retirement Income Security Act (ERISA) by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009 the action pending in Indiana was dismissed, while the action in Michigan is continuing. At this stage of the litigation, the Company cannot make any predictions as to the outcome, but it is vigorously defending against the suit.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company’s security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 5, 2010, there were 2,397 holders of record of Common Stock.

Cash dividends declared and paid per share, adjusted for stock splits in 2004 and 2007, were as follows:

	2009	2008	2007	2006	2005

Dividend Amount	$0.12	$0.44	$0.34	$0.32	$0.28

On March 5, 2009, the Company announced the temporary suspension of the Company’s quarterly dividend of $0.12 per share until global economic conditions improve. The dividend policy is subject to review and change at the discretion of the Board of Directors.

High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 2008 and 2009 were:

Quarter Ended	High	Low

March 31, 2008	$51.39	$40.16
June 30, 2008	$55.99	$42.30
September 30, 2008	$45.54	$30.82
December 31, 2008	$32.69	$15.00
March 31, 2009	$25.65	$14.62
June 30, 2009	$36.78	$19.40
September 30, 2009	$36.07	$28.42
December 31, 2009	$34.73	$27.62

The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index, companies within BorgWarner’s peer group, and companies within Standard Industrial Code (“SIC”) 3714 — Motor Vehicle Parts.

This graph assumes the investment of $100 on September 1, 2004 and the reinvestment of all dividends since that date.

BWA, S&P 500 and Peer Group data gleaned from Capital IQ; SIC Code Index gleaned from Research Data Group

	2004	2005	2006	2007	2008	2009
BorgWarner Inc.(1)	100.00	113.12	111.32	184.13	83.84	128.79
S&P 500(2)	100.00	104.91	121.48	128.16	80.74	102.11
SIC Code Index(3)	100.00	99.40	106.43	110.01	47.80	98.33
Peer Group(4)	100.00	101.02	115.93	124.31	53.17	97.63

(1)	BorgWarner Inc.

(2)	S&P 500 — Standard & Poor’s 500 Total Return Index

(3)	Standard Industrial Code (“SIC”) 3714-Motor Vehicle Parts

(4)	Peer Group Companies — Consists of the following companies:
American Axle & Manufacturing Holdings, Inc., Arvin Meritor Inc., Autoliv Inc., Gentex Corp., Johnson Controls Inc., Lear Corporation, Magna International, Inc., Modine Manufacturing Co., Tenneco Automotive, Inc., TRW Automotive Holdings Corp. and Visteon Corporation

Repurchase of Equity Securities

The Company’s Board of Directors previously authorized the purchase of up to 9.8 million shares (adjusted for the Company’s 2007 two-for-one stock split) of the Company’s common stock. As of December 31, 2009, the Company had repurchased 5,422,428 shares.

All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company’s capital position warrant. The Company may use Rule 10b5-1 plans to facilitate share repurchase. Repurchased shares will be deemed treasury shares and may subsequently be reissued for general corporate purposes.

Equity Compensation Plan Information

As of December 31, 2009, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock, and the number of securities remaining available for issuance were as follows:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
	Restricted Common Stock,	Restricted Common Stock,	(excluding securities
	Warrants and Rights	Warrants and Rights	Reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,724,369	$28.42	2,877,655
Equity compensation plans not approved by security holders	—	—	—
Total	6,724,369	$28.42	2,877,655

Item 6.	Selected Financial Data

millions of dollars, except share and per share data For the Year Ended December 31,

Statement of Operations Data	2009	2008	2007	2006**	2005**

Net sales	$3,961.8	$5,263.9	$5,328.6	$4,585.4	$4,293.8
Cost of sales	3,401.0	4,425.4	4,378.7	3,735.5	3,440.0

Gross profit	560.8	838.5	949.9	849.9	853.8
Selling, general and administrative expenses	459.8	542.9	531.9	498.1	495.9
Restructuring expense	50.3	127.5	—	84.7	—
Goodwill impairment charge	—	156.8	—	—	—
Other (income) expense	(0.1)	4.0	(0.1)	(4.3)	35.4

Operating income	50.8	7.3	418.1	271.4	322.5
Equity in affiliates’ earnings, net of tax	(21.8)	(38.4)	(40.3)	(35.9)	(28.2)
Interest income	(2.5)	(7.1)	(6.7)	(3.2)	(0.6)
Interest expense and finance charges	57.2	38.8	34.7	40.2	37.1

Earnings before income taxes and noncontrolling interest	17.9	14.0	430.4	270.3	314.2
Provision (benefit) for income taxes	(18.5)	33.3	113.9	32.4	55.1

Net earnings (loss)	36.4	(19.3)	316.5	237.9	259.1
Net earnings attributable to the noncontrolling interest, net of tax	9.4	16.3	28.0	26.3	19.5

Net earnings (loss) attributable to BorgWarner Inc.	$27.0	$(35.6)	$288.5	$211.6	$239.6

Earnings (Loss) per share — basic	$0.23	(0.31)*	$2.49	$1.84	$2.11

Average shares outstanding (thousands) — basic	116,522	116,007	116,002	114,806	113,416
Earnings (loss) per share — diluted	$0.23	(0.31)*	$2.45	$1.83	$2.09

Average shares outstanding (thousands) — diluted	116,939	116,007	117,840	115,942	114,796
Cash dividend declared and paid per share	$0.12	$0.44	$0.34	$0.32	$0.28

Balance Sheet Data
Cash	$357.4	$103.4	$188.5	$123.3	$89.7
Total assets	4,811.4	4,644.0	4,958.5	4,584.0	4,089.4
Total debt	842.3	780.3	636.3	721.1	740.5

*	The Company had a loss for the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

**	On November 14, 2007, the Company’s Board of Directors approved a two-for-one stock split effected in the form of a stock dividend on its common stock. To implement this stock split, shares of common stock were issued on December 17, 2007 to stockholders of record as of the close of business on December 6, 2007. All prior year share and per share amounts disclosed in this document have been restated to reflect the two-for-one stock split.

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

RESULTS OF OPERATIONS

Overview

A summary of our operating results for the years ended December 31, 2009, 2008 and 2007 is as follows:

millions of dollars, except per share data
Year Ended December 31,	2009	2008	2007

Net sales	$3,961.8	$5,263.9	$5,328.6
Cost of sales	3,401.0	4,425.4	4,378.7

Gross profit	560.8	838.5	949.9
Selling, general and administrative expenses	459.8	542.9	531.9
Restructuring expense	50.3	127.5	—
Goodwill impairment charge	—	156.8	—
Other (income) expense	(0.1)	4.0	(0.1)

Operating income	50.8	7.3	418.1
Equity in affiliates’ earnings, net of tax	(21.8)	(38.4)	(40.3)
Interest income	(2.5)	(7.1)	(6.7)
Interest expense and finance charges	57.2	38.8	34.7

Earnings before income taxes and noncontrolling interest	17.9	14.0	430.4
Provision (benefit) for income taxes	(18.5)	33.3	113.9

Net earnings (loss)	36.4	(19.3)	316.5
Net earnings attributable to the noncontrolling interest, net of tax	9.4	16.3	28.0

Net earnings (loss) attributable to BorgWarner Inc.	$27.0	$(35.6)	$288.5

Earnings (loss) per share — diluted	$0.23	$(0.31)	$2.45

A summary of major factors impacting the Company’s net earnings for the year ended December 31, 2009 in comparison to 2008 and 2007 is as follows:

•	Global financial market and economic crisis in the second half of 2008 and full year of 2009 significantly impacted consumer demand for light vehicles and negatively impacted our sales.

•	Continued benefits from our cost reduction programs, including containment of raw material and energy cost increases, and health care cost inflation in 2009, 2008, and 2007.

•	Restructuring expenses in the third and fourth quarters of 2008 and second quarter of 2009 to adjust headcount and capacity levels, in North America, Europe and Asia.

•	$27.9 million net pre-tax gain in 2009 related to retiree obligations resulting from the closure of the Muncie, Indiana, Drivetrain facility.

•	$4.8 million charge in 2009 upon the adoption of ASC Topic 805, Business Combinations (formerly referred to as FAS 141(R)).

•	$3.0 million net loss in 2009 from interest rate derivative agreements.

•	Adjustments to tax accounts in 2009, 2008 and 2007 upon conclusion of certain tax audits and changes in circumstances, including changes in tax laws.

•	The establishment of a valuation allowance for foreign tax credit carryforwards in 2009 and 2008 of $7.7 million and $13.5 million, respectively.

•	An €111.5 million $(156.8 million) impairment charge in 2008 to adjust BERU’s goodwill to its estimated fair value.

•	An approximate $23.5 million warranty-related charge in 2008 associated with a company’s transmission product sold in Europe, limited to mid-2007 through May 2008 production.

•	The write-offs of the excess purchase price allocated to in-process research and development (“IPR&D”), order backlog and beginning inventory related to the 2007 acquisition of approximately 12.8% of BERU stock and the 2008 completion of a Domination and Profit Transfer Agreement (“DPTA”) between the Company and BERU.

•	Recognition in 2008 of a $4.0 million charge related to an untimely change in the level of medical benefits provided to DTP.

The Company’s earnings (loss) per diluted share were $0.23, $(0.31) and $2.45 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings per diluted share:

Year Ended December 31,	2009	2008	2007

Non-recurring or non-comparable items:
Restructuring expense	$(0.29)	$(0.72)	$—
Interest rate derivative agreements	(0.03)	—	—
Topic 805 adoption	(0.03)	—	—
Goodwill impairment charge	—	(1.35)	—
Transmission product related warranty charge	—	(0.14)	—
Tax valuation allowance	—	(0.12)	—
Write-off of the excess purchase price allocated to IPR&D, order backlog and beginning inventory associated with acquisitions	—	(0.04)	(0.02)
Retiree healthcare litigation outcome	—	(0.03)	—
Change in retiree obligation related to Muncie closure	0.15	—	—
Adjustments to tax accounts	0.03	0.02	0.03

Total impact to earnings per share — diluted:	$(0.17)	$(2.38)	$0.01

The company’s effective tax rate, after giving tax effect to the non-recurring or non-comparable items shown above, was (12.0%), 23.0%, and 27.1% for 2009, 2008, and 2007, respectively.

Net Sales

The table below summarizes the overall worldwide global light vehicle production percentage changes for 2009 and 2008:

Worldwide Light Vehicle Year Over Year Increase (Decrease) in Production

	2009	2008

North America*	(32.4)%	(15.8)%
Europe*	(20.5)%	(4.5)%
Asia*	(2.1)%	2.4%
Total Worldwide*	(13.7)%	(3.7)%
BorgWarner year over year net sales change	(24.7)%	(1.2)%
BorgWarner year over year net sales change excluding currency	(21.5)%	(4.8)%

*	Data provided by CSM Worldwide.

Our net sales decrease in 2009 of 24.7% was worse than the estimated worldwide market production decrease of 13.7%. This is due to the Company’s relative higher percentage of business in Europe and North America versus Asia; and certain product mix changes due to scrappage incentives. Our net sales decrease in 2008 of 1.2% was slightly better than the estimated worldwide market production decrease of 3.7%. The effect of changing currency rates had a negative impact on the Company’s net sales and net earnings in 2009, but had a positive impact on the Company’s net sales and net earnings in 2008. The effect of non-U.S. currencies, primarily the Euro, decreased net sales by approximately $169 million and decreased the Company’s net earnings by approximately $4 million in 2009. In 2008, non-U.S. currencies, primarily the Euro, increased net sales by approximately $191 million and reduced the Company’s net loss by approximately $13 million. The year over year decrease in net sales, excluding the unfavorable impact of currency, was 21.5% in 2009. The year over year decrease in net sales, excluding the favorable impact of currency, was 4.8% in 2008.

Consolidated net sales to a single customer (including their subsidiaries), which exceeded 10% of our total sales, were to Volkswagen of approximately 22%, 19%, and 15%; and to Ford of approximately 12%, 9%, and 12% for the years ended December 31, 2009, 2008 and 2007, respectively. Both of our reporting segments had significant sales to the customers listed above. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated sales in any year of the periods presented.

Outlook

The Company is cautiously optimistic about 2010. The Company expects global production volumes to be higher in 2010 compared with 2009. However, visibility is limited in Europe due to uncertainty surrounding consumer demand, the impact of expiring government-sponsored incentive programs and other market dynamics.

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

The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of projected earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for taxes compared to the projected average capital investment required.

EBIT is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. EBIT is defined as earnings before restructuring expense, goodwill impairment charge, interest, income taxes and noncontrolling interest. “Earnings” is intended to mean net earnings as presented in the Consolidated Statements of Operations under GAAP.

The Company believes that EBIT is useful to demonstrate the operational profitability of its segments by excluding restructuring expense, goodwill impairment charge, interest, income taxes and noncontrolling interest, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by the Company to determine resource allocation within the Company. Although the Company believes that EBIT enhances understanding of its business and performance, it should not be considered an alternative to, or more meaningful than, net earnings or cash flows from operations as determined in accordance with GAAP.

The following tables present net sales and Segment EBIT by segment for the years 2009, 2008 and 2007:

Net Sales

millions of dollars
Year Ended December 31,	2009	2008	2007

Engine	$2,883.2	$3,861.5	$3,761.3
Drivetrain	1,093.5	1,426.4	1,598.8
Inter-segment eliminations	(14.9)	(24.0)	(31.5)

Net sales	$3,961.8	$5,263.9	$5,328.6

Earnings (Loss) Before Interest and Taxes

millions of dollars
Year Ended December 31,	2009	2008	2007

Engine	$219.8	$394.9	$418.0
Drivetrain	(13.5)	(4.9)	118.1

Segment earnings before interest and taxes (“Segment EBIT”)	206.3	390.0	536.1
Muncie closure retiree obligation net gain	27.9	—	—
Corporate, including equity in affiliates’ earnings and stock-based compensation	(111.3)	(60.0)	(77.7)

Consolidated earnings before interest and taxes (“EBIT”)	122.9	330.0	458.4
Restructuring expense	50.3	127.5	—
Goodwill impairment charge	—	156.8	—
Interest income	(2.5)	(7.1)	(6.7)
Interest expense and finance charges	57.2	38.8	34.7

Earnings before income taxes and noncontrolling interest	17.9	14.0	430.4
Provision (benefit) for income taxes	(18.5)	33.3	113.9

Net earnings (loss)	36.4	(19.3)	316.5
Net earnings attributable to the noncontrolling interest, net of tax	9.4	16.3	28.0

Net earnings (loss) attributable to BorgWarner Inc.	$27.0	$(35.6)	$288.5

The Engine segment 2009 net sales were down 25.3% from 2008, with a 44.3% decrease in Segment EBIT over the same period. The Engine segment decrease was primarily driven by reduced global vehicle production and depressed demand for engine products. The Segment EBIT margin was 7.6% in 2009, down from 10.2% in 2008, due to the significant reduction in customer production schedules in the U.S. and European markets.

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

The Drivetrain segment 2009 net sales decreased 23.3% from 2008 with a 175.5% decrease in Segment EBIT over the same period. The group was negatively impacted by lower global production of light trucks and SUVs equipped with its torque transfer products and lower sales of its traditional transmission products. Segment EBIT margin was (1.2)% in 2009, down from (0.3)% in the prior year, primarily due to lower global production of light trucks and sport-utility vehicles equipped with its torque transfer products.

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

Corporate is the difference between calculated total consolidated EBIT and the total of the Segments’ EBIT. It represents corporate headquarters’ expenses, expenses not directly attributable to the individual segments, expenses associated with divested operations and equity in affiliates’ earnings. This net expense was $111.3 million in 2009, $60.0 million in 2008 and $77.7 million in 2007. The increase in Corporate expenses in 2009 is primarily related to a decline in affiliate earnings, an increase in pension and other postemployment expenses and an increase in performance related compensation.

Other Factors Affecting Results of Operations

The following table details our results of operations as a percentage of sales:

Year Ended December 31,	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	85.8	84.1	82.2

Gross profit	14.2	15.9	17.8
Selling, general and administrative expenses	11.6	10.3	10.0
Restructuring expense	1.3	2.4	—
Goodwill impairment charge	—	3.0	—
Other (income) expense	—	—	—

Operating income	1.3	0.2	7.8
Equity in affiliates’ earnings, net of tax	(0.6)	(0.7)	(0.8)
Interest income	—	(0.1)	(0.2)
Interest expense and finance charges	1.4	0.7	0.7

Earnings before income taxes and noncontrolling interest	0.5	0.3	8.1
Provision (benefit) for income taxes	(0.4)	0.7	2.2

Net earnings (loss)	0.9	(0.4)	5.9
Net earnings attributable to the noncontrolling interest, net of tax	0.2	0.3	0.5

Net earnings (loss) attributable to BorgWarner Inc.	0.7%	(0.7)%	5.4%

Gross profit as a percentage of net sales was 14.2%, 15.9% and 17.8% in 2009, 2008 and 2007, respectively. Our gross profit decrease in 2009 was due to sales volumes declining faster than our ability to reduce our cost structure. Cost reduction actions taken in 2009 to reduce our cost structure included headcount reductions, global pay cuts, selected plant shutdowns and reduced work weeks outside of the U.S.

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 11.6%, 10.3% and 10.0% in 2009, 2008 and 2007 respectively. 2009 SG&A expenses decreased $83.1 million or 15.3% compared to 2008. The 2009 increase in SG&A as a percentage of net sales was primarily due to a significant year over year reduction in sales with increased pension and other postemployment expenses and performance related compensation, net of salary wage reductions.

Research and development (“R&D”) is a major component of our SG&A expenses. R&D spending, net of customer reimbursements, was $155.2 million or 3.9% of sales in 2009, compared to $205.7 million, or 3.9% of sales in 2008, and $210.8 million, or 4.0% of sales in 2007. We currently intend to continue to increase our spending in R&D, although the growth rate in the future may not necessarily match the rate of our sales growth. We also intend to continue to invest in a number of cross-business R&D programs, as well as a number of other key programs, all of which are necessary for short and long-term growth. Our current long-term expectation for R&D spending is approximately 4.0% of sales. We intend to maintain our commitment to R&D spending while continuing to focus on controlling other SG&A costs.

Restructuring expense of $50.3 million in 2009 and $127.5 million in 2008 was in response to declines in global customer production levels, customer restructurings and a subsequent evaluation of our headcount levels in North America, Europe and Asia and our long-term capacity needs.

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

Included in the second quarter of 2009 asset impairment charge is $22.3 million related to one of the Company’s European locations. During the second quarter of 2009 circumstances caused the Company to evaluate the long range outlook of the facility using an undiscounted and discounted cash flow model, both of which indicated that assets were impaired. The Company then used a replacement cost technique to determine the fair value of the assets at the facility. This reduction of asset value was included in the Engine segment.

On July 31, 2008, the Company announced a restructuring of its operations to align ongoing operations with a continuing, fundamental market shift in the auto industry. As a continuation of the Company’s third quarter restructuring, on December 11, 2008, the Company announced plans for additional restructuring actions. As a result of these third and fourth quarter 2008 restructuring actions, the Company had reduced its North American workforce by approximately 2,400 people, or 33%; its European workforce by approximately 1,600 people, or 18%; and its Asian workforce by approximately 400 people, or 17%. The restructuring expense recognized for employee termination benefits was $54.6 million. In addition to employee termination costs, the Company recorded $72.9 million of asset impairment charges related to the North American and European restructuring. The combined restructuring expenses of $127.5 million are broken out by segment as follows: Engine $85.3 million, Drivetrain $40.9 million and Corporate $1.3 million.

Refer to Note 17, “Restructuring” of the Notes to the Consolidated Financial Statements in Item 8 of this report for further discussion.

Equity in affiliates’ earnings, net of tax was $21.8 million, $38.4 million and $40.3 million in 2009, 2008 and 2007, respectively. This line item is primarily driven by the results of our 50% owned Japanese joint venture, NSK-Warner, and our 32.6% owned Indian joint venture, Turbo Energy Limited (“TEL”). The significant reduction to equity in affiliates’ earnings in 2009 is primarily due to lower vehicle production in Asia. For more discussion of NSK-Warner, see Note 5 of the Consolidated Financial Statements.

Interest expense and finance charges were $57.2 million, $38.8 million and $34.7 million in 2009, 2008 and 2007, respectively. The increase in 2009 expense over 2008 was primarily due to increased debt levels, resulting from the Company’s $373.8 million convertible debt offering, which provided the Company increased liquidity. The increase in 2008 expense over 2007 expense was primarily due to costs related to acquiring 100% of BERU.

The provision for income taxes The provision for income taxes resulted in an effective tax rate for 2009 of (103.4%) compared with rates of 237.9% in 2008 and 26.5% in 2007. The effective tax rate of (103.4%) for 2009 differs from the U.S. statutory rate primarily due to a reduction in U.S. income; foreign rates, which differ from those in the U.S.; the realization of certain business tax credits including R&D and U.S. based foreign tax credits; and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings.

Noncontrolling interest, net of tax of $9.4 million decreased by $6.9 million from 2008 and by $18.6 million from 2007. The decrease is primarily related to the Company’s increased ownership to 100% of BERU.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

millions of dollars	2009	2008	% Change

Notes payable	$69.1	$183.8
Current portion of long-term debt	—	136.9
Long-term debt	773.2	459.6

Total debt	842.3	780.3	7.9%
Total stockholders’ equity	2,222.7	2,037.5	9.1%

Total capitalization	$3,065.0	$2,817.8	8.8%

Total debt to capital ratio	27.5%	27.7%

The $62.0 million increase in debt was primarily due to the April 9, 2009 issuance of $373.8 million in convertible senior notes due April 15, 2012, offset somewhat by the maturity of our $136.7 million, 6.50% senior notes.

Stockholders’ equity increased by $185.2 million in 2009 as follows:

millions of dollars

Balance, January 1, 2009	$2,037.5
Net earnings	27.0
Currency translation and hedged instruments, net	101.8
Reissuance of treasury stock	29.5
Convertible bond issuance, net of hedge and warrants	29.2
Stock compensation	27.3
Dividends declared	(13.8)
Defined benefit post employment plans	(3.4)
All other, net	(12.4)

Balance, December 31, 2009	$2,222.7

The currency translation component of other comprehensive income increased in 2009 primarily due to the strengthening of the Euro, Korean Won and British Pound in relation to the U.S. Dollar.

Operating Activities

Net cash provided by operating activities was $351.0 million, $400.8 million and $603.5 million in 2009, 2008 and 2007, respectively. The $49.8 million decrease in 2009 from 2008 was primarily due to lower operational earnings, somewhat offset by lower working capital needs. The $202.7 million decrease in 2008 from 2007 was primarily due to lower earnings and increased working capital. The $351.0 million of net cash provided by operating activities in 2009 consists of net earnings of $36.4 million, increased for non-cash charges of $297.6 million and a $17.0 million increase in net operating assets and liabilities. Non-cash charges are primarily comprised of $260.9 million in depreciation and amortization.

Inventory decreased in 2009 by $143.0 million excluding the impact of currency due to lower business levels, particularly in North America and Europe.

Investing Activities

Net cash used in investing activities was $154.8 million, $343.9 million and $229.2 million in 2009, 2008 and 2007, respectively. Capital expenditures, including tooling outlays (“capital spending”) of $172.0 million in 2009, or 4.3% of sales and decreased $197.7 million over the 2008 level of $369.7 million, or 7.0% of sales. Selective capital spending remains an area of focus for us, both in order to support our book of new business and for cost reduction and other purposes. Heading into 2010, we plan to continue to spend capital to support the launch of our new applications and for cost reductions and productivity improvement projects.

Financing Activities and Liquidity

Liquidity: The Company had $357.4 million of cash on hand at December 31, 2009. The Company has a multi-currency revolving credit facility, which provides for borrowings up to $250 million through January 22, 2011. The facility is secured by unperfected pledges of the Company’s equity interests in its subsidiaries and certain assets. No secured party is entitled to perfect its lien on any of the collateral until the long term unsecured senior, non-credit enhanced debt rating of the Company is rated less than or equal to BB+ by Standard & Poor’s and less than or equal to Ba1 by Moody’s. The three key covenants of the credit agreement are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at December 31, 2009 and expects to be compliant in future periods. At December 31, 2009 and 2008 there were no outstanding borrowings under the facility. In addition to the credit facility, as of December 31, 2009, the Company had approximately $376 million available under a universal shelf registration statement on file with the Securities and Exchange Commission under which a variety of debt and equity instruments could be issued. From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s and Ba1 from Moody’s. On March 18, 2009, Moody’s downgraded the Company’s credit rating from Baa3 to Ba1. The current outlook from Standard & Poor’s and Moody’s is negative. None of the Company’s debt agreements require accelerated repayment in the event of a decrease in credit ratings.

On April 24, 2009 the Company’s $50 million accounts receivable securitization facility matured and was repaid. On December 21, 2009 the Company entered into a new $50 million accounts receivable securitization facility. This facility matures on December 21, 2012, subject to extension or replacement of the revolving credit facility by January 2011. Both the maturity and repayment; as well as the subsequent renewal of our accounts receivable securitization facility are reflected as Financing activities in the Consolidated Statements of Cash Flows.

The Company’s significant contractual obligation payments at December 31, 2009 are as follows:

millions of dollars	Total	2010	2011-2012	2013-2014	After 2014

Other post employment benefits excluding pensions(a)	$597.6	$29.4	$58.1	$54.8	$455.3
Defined benefit pension plans(b)	134.6	7.7	44.5	32.0	50.4
Notes payable and long-term debt	844.5	69.1	336.8	2.1	436.5
Projected interest payments(c)	373.0	58.4	91.1	73.9	149.6
Non-cancelable operating leases(d)	62.0	20.5	21.8	10.5	9.2
Capital spending obligations	28.6	28.6	—	—	—
Inventory purchase obligations	28.1	28.1	—	—	—
Income tax payments(e)	57.5	57.5	—	—	—
Environmental(f)	22.3	13.6	2.6	1.6	4.5

Total	$2,148.2	$312.9	$554.9	$174.9	$1,105.5

(a)	Other post employment benefits excluding pensions include anticipated future payments to cover retiree medical and life insurance benefits. See Note 11 to the Consolidated Financial Statements for disclosures related to the Company’s pension and other post employment benefits.

(b)	The Company expects to contribute a total of $10 million to $20 million into all defined benefit pension plans during 2010. Since the timing and amount of payments for funded defined benefit pension plans are usually not certain for future years such potential payments are not shown in this table, except for the Company’s proposed settlement agreement with the Pension Benefit Guaranty Corporation to make payments of $15 million per year in 2011, 2012 and 2013. Amount contained in “After 2014” column are for unfunded plans and includes estimated payments through 2019. See Note 11 to the Consolidated Financial Statements for disclosures related to the Company’s pension and other post employment benefits.

(c)	Projection is based upon actual fixed rates where appropriate, and a projected floating rate for the variable rate portion of the total debt portfolio. The floating rate projection is based upon current market conditions and rounded to the nearest 50th basis point (0.50%), which is 4.6% for this purpose. Projection is also based upon debt being redeemed upon maturity.

(d)	2010 includes $6.0 million for the guaranteed residual value of production equipment with a lease that expires in 2010. Please see Note 15 to the Consolidated Financial Statements for details concerning this lease.

(e)	See Note 4 to the Consolidated Financial Statements for disclosures related to the Company’s income taxes.

(f)	See Note 14 to the Consolidated Financial Statements for disclosures related to the Company’s environmental liability.

We believe that the combination of cash from operations, cash balances, available credit facilities, and the remaining shelf registration capacity will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future. We will continue to balance our needs for internal growth, external growth, debt reduction and cash conservation.

Financing Activities: Net debt increases, excluding the impact of currency translation, were $102.4 million and $107.5 million in 2009 and 2008 respectively. Net debt decreases were $101.7 million in 2007 excluding the impact of currency translation. Proceeds from stock options exercised, net of tax benefit were $8.7 million, $17.1 million and $46.3 million in 2009, 2008 and 2007, respectively. The Company paid dividends to BorgWarner stockholders of $13.8 million, $51.1 million and $39.4 million in 2009, 2008 and 2007, respectively. The Company had treasury stock purchases of $55.9 million and $47.0 million in 2008 and 2007, respectively.

The Company purchased approximately 0.4 million, 1.34 million and 1.28 million BERU shares in 2009, 2008 and 2007, respectively. The cost for these shares was $46.6 million, $136.8 million and $138.8 million for 2009, 2008 and 2007 respectively and has been reflected as “payments for noncontrolling interest acquired” in the Financing section of the Consolidated Statements of Cash Flows. See Note 18, “Recent Transactions” for further information.

Off Balance Sheet Arrangements

On April 24, 2009 the Company’s $50 million accounts receivable securitization facility matured and was repaid. On December 21, 2009 the Company entered into a new $50 million accounts receivable securitization facility. This facility matures on December 21, 2012, subject to extension or replacement of the revolving credit facility by January 2011. Both the maturity and repayment; as well as the subsequent renewal of our accounts receivable securitization facility are reflected as Financing activities in the Consolidated Statements of Cash Flows.

The Company is required to adopt Statement of Financial Accounting Standards No. 166, Accounting for Transfer of Financial Assets — an amendment of ASC Topic 860 (“FAS 166”) and Statement of Financial Accounting Standards No. 167, Amendments to ASC Topic 810 (“FAS 167”) on January 1, 2010. This adoption requires the Company to reflect its receivable securitization facility in its financial statements. Accounting rules prior to January 1, 2010 allowed off-balance sheet treatment. The first quarter 2010 impact of this adoption is expected to be an increase in receivables of $50 million and an increase in debt of $50 million in the Company’s December 31, 2009 and March 31, 2010 Condensed Consolidated Balance Sheets.

The Company has certain leases that are recorded as operating leases. Types of operating leases include leases on the headquarters facility, an airplane, vehicles, and certain office equipment. The Company also has a lease obligation for production equipment at one of its facilities. The total expected future cash outlays for all lease obligations at the end of 2009 is $62.0 million. See Note 15 to the Consolidated Financial Statements for more information on operating leases, including future minimum payments.

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

Pension and Other Post Employment Benefits

The Company’s policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2009, all legal funding requirements had been met. The Company contributed $39.3 million to its defined benefit pension plans in 2009 and $13.3 million in 2008. The Company expects to contribute a total of $10 million to $20 million in 2010.

The funded status of all pension plans was a net unfunded position of $(229.9) million and $(253.5) million at the end of 2009 and 2008, respectively. Of these amounts, $(131.1) million and $(110.9) at the end of 2009 and 2008, respectively, were related to plans in Germany, where there is not a tax deduction allowed under the applicable regulations to fund the plans; hence the common practice is that they are unfunded plans.

Other post employment benefits primarily consist of post employment health care benefits for certain employees and retirees of the Company’s U.S. operations. The Company funds these benefits as retiree claims are incurred. Other post employment benefits had an unfunded status of $(278.5) million at the end of 2009 and $(328.5) million at the end of 2008. The unfunded levels decreased due to the closure of the Company’s Muncie, Indiana automotive components plant and changes in certain plan designs.

The Company believes it will be able to fund the requirements of these plans through cash generated from operations or other available sources of financing for the foreseeable future.

See Note 11 to the Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

OTHER MATTERS

Contingencies

In the normal course of business the Company and its subsidiaries are parties to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. See Notes 7 and 14 to the Consolidated Financial Statements. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s environmental and product liability contingencies are discussed separately below. The Company’s management does not expect that the results in any of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court’s affirmation that DTP will not violate the Labor — Management Relations Act or the Employment Retirement Income Security Act (ERISA) by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009 the action pending in Indiana was dismissed, while the action in Michigan is continuing. At this stage of the litigation, the Company cannot make any predictions as to the outcome, but it is vigorously defending against the suit.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance at December 31, 2009 of $21.0 million. The Company has accrued amounts that do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company’s 1999 acquisition of Kuhlman Electric. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, historical contamination at the plant and surrounding area. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage relating to the alleged environmental contamination. In 2005, the Company and other defendants entered into settlements that resolved approximately 99% of those claims and the remainder of them have since been dismissed.

In 2007 and 2008, four additional lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs, alleging personal injury relating to the alleged environmental contamination. At this stage of the litigation, the Company cannot make any predictions as to the outcome, but it is vigorously defending against the suits.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued ASC Topic 410, Accounting for Conditional Asset Retirement Obligations, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 31 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.3 million as of December 31, 2009 and $1.4 million as of December 31, 2008.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2009 and December 31, 2008 the Company had approximately 23,000 and 27,000 pending asbestos-related product liability claims, respectively. Of the 23,000 outstanding claims at December 31, 2009, approximately 12,000 were pending in just three jurisdictions, where significant tort and judicial reform activities are underway.

The Company’s policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2009, of the approximately 5,300 claims resolved, only 223 (4.2%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2008, of the approximately 17,500 claims resolved, only 210 (1.2%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $79.8 million in defense and indemnity in advance of insurers’ reimbursement and has received $21.2 million in cash from insurers. The net outstanding balance of $58.6 million is expected to be fully recovered, of which $23.0 million is expected to be recovered in 2010. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2008, insurers owed $35.9 million in association with these claims.

In addition, at December 31, 2009, the Company has estimated a liability of $49.9 million for claims asserted, but not yet resolved and their related defense costs. The Company also has a related asset of $49.9 million to recognize the proceeds receivable from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2008, the comparable value of the insurance receivable and accrued liability was $34.7 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

millions of dollars	2009	2008

Assets:
Prepayments and other current assets	$24.9	$22.1
Other non-current assets	25.0	12.6

Total insurance receivable	$49.9	$34.7

Liabilities:
Accounts payable and accrued expenses	$24.9	$22.1
Other non-current liabilities	25.0	12.6

Total accrued liability	$49.9	$34.7

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

Although it is impossible to predict the outcome of pending or future claims or the impact of tort reform legislation that may be enacted at the State or Federal levels, due to the encapsulated nature of the products, the Company’s experiences in vigorously defending and resolving claims in the past, and the Company’s significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company periodically reviews the carrying value of its long-lived assets, whether held for use or disposal, including other intangible assets, when events and circumstances warrant such a review. Such events and circumstances include, but are not limited to, a significant decrease in market volumes, or project life, or a loss of a major customer application (i.e., a “triggering event”). The Company’s impairment review is performed at each manufacturing, assembly, and technical site by local and business unit management, using data that is the basis for the Company’s annual budget (or forecast on an interim basis) and long-range plan (“LRP”). The annual budget and LRP include a five year projection of future cash flows based on actual new products and customer commitments. If the operating site review reflects that a triggering event has occurred, the assets identified by the operating location as potentially impaired will be reviewed by management. The review will determine if a current or future alternative use exists for additional customer applications or if redeployment of the assets to any of the Company’s other operating sites around the world is justified. If a future alternative use can not be identified, a test for recoverability is performed at the lowest level for which cash flows can be identified. The test compares projected undiscounted future cash flows to the carrying value of a product line or a specific customer application or asset grouping, as applicable. If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a test based on the discounted future cash flows. (The discount rate used for impairment testing is the same for both long-lived assets and goodwill). If the carrying value of the long-lived assets is considered impaired based on the discounted future cash flow analysis, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds their fair value. In certain cases, management will consider estimates obtained from third parties as evidence of the assets’ fair value, including among other factors, the assets’ orderly liquidation value. Management believes that the estimates of future cash flows and fair value assumptions are reasonable. However, changes in assumptions with respect to future volumes, program project life or future asset use, in addition to future cash flows underlying these estimates could affect the Company’s fair value evaluations.

Due to the sudden decline in the global automotive markets in 2008 and 2009, the Company reviewed the carrying value of its long-lived assets. As a result of these reviews, the Company recognized $36.3 million and $72.9 million in impairment of long-lived assets (i.e., plant and equipment) as part of restructuring expenses in 2009 and 2008, respectively. The 2009 and 2008 impairment charges are broken out by segment as follows:

millions of dollars	2009	2008

Drivetrain Group	$13.7	$22.1
Engine Group	22.6	50.8

Total	$36.3	$72.9

Further declines in the industry could result in additional impairment charges on the Company’s remaining property, plant and equipment balance of $1,490.3 million and amortized intangible assets balance of $111.2 million at December 31, 2009.

See Note 17, “Restructuring” and Note 9 “Fair Value Measurements”, to the Consolidated Financial Statements for more information regarding the Company’s 2009 and 2008 impairment of long-lived assets and a discussion of market-based measurements.

Goodwill

The Company annually reviews its goodwill for impairment in the fourth quarter of each year for all of its reporting units, or more often when events and circumstances warrant such a review.

The Company’s goodwill impairment review utilizes the “two-step impairment test” required under ASC Topic 350, which requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of our goodwill impairment analysis is the Company’s annual budget and long-range plan (“LRP”). The annual budget and LRP include a five year projection of future cash flows based on actual new products and customer commitments. As part of the projection, we assumed the last year of the LRP data is a fair indication, on average, including fundamental industry growth, of the future performance of the business beyond the five year period into perpetuity. As the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. We also utilize market valuation models and other financial ratios, which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We believe that the assumptions and estimates used to determine the estimated fair values of each of our business units are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s December 31, 2009 goodwill impairment review are as follows:

•	Discount Rate: The Company used a 10% weighted average cost of capital (“WACC”) as the discount rate for future cash flows. The WACC is intended to represent an estimate of the Company’s weighted average cost of debt and equity. We believe this 10% discount rate is representative of a rate of return that would be expected by a market participant.

•	Operating Income Margin: The Company utilized historical and expected operating income margins, which varied based on the projections of each business unit being evaluated.

While the Company believes that these assumptions are appropriate, significant changes in these assumptions may materially affect the Company’s analysis. The following table illustrates the sensitivity to an increase in our discount rate and decrease in our operating income margin assumptions; as it would have reduced the Company’s goodwill of $1,061.4 million as of December 31, 2009:

2009
millions of dollars	Impairment Impact

1 percentage point increase in discount rate	$109.9
1 percentage point decrease in operating income margin	$93.1

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

Environmental Accrual

We work with outside experts to determine a range of potential liability for environmental sites. The ranges for each individual site are then aggregated into a loss range for the total accrued liability. Management’s estimate of the loss range for environmental liability, including conditional asset retirement obligations, for 2009 is between approximately $20 million and $40 million. We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range. At the end of 2009, our total accrued environmental liability was $22.3 million, which includes our conditional asset retirement obligation under ASC Topic 410 of $1.3 million.

See Note 14 to the Consolidated Financial Statements for more information regarding environmental accrual.

Product Warranty

The Company provides warranties on some of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency, and average cost of warranty claim settlements; as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. Our warranty provision over the last three years, and as a percentage of net sales, has trended as follows:

millions of dollars	2009	2008	2007

Net Sales	$3,961.8	$5,263.9	$5,328.6
Warranty Provision	$46.0	$66.1	$60.7
Warranty Provision as a Percentage of Net Sales	1.2%	1.3%	1.1%

The following table illustrates the sensitivity of a 25 basis point change (as a percentage of sales) in the assumed warranty trend on the Company’s accrued warranty liability:

	(Income)/Expense
millions of dollars	2009	2008	2007

25 basis point decrease	$(9.9)	$(13.2)	$(13.3)
25 basis point increase	$9.9	$13.2	$13.3

At the end of 2009, our total accrued warranty liability was $61.7 million. The accrual is represented as $32.5 million in current liabilities and $29.2 million in non-current liabilities on our balance sheet.

See Note 7 to the Consolidated Financial Statements for more information regarding product warranty.

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

Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension and non-pension postretirement employee benefit plans are accounted for in accordance with ASC Topic 715. Disability, early retirement and other postretirement employee benefits are accounted for in accordance with ASC Topic 712.

The determination of the Company’s obligation and expense for its pension and other postretirement employee benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain of the more important assumptions are described in Note 11 “Retirement Benefit Plans” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and include the discount rate, expected long-term rate of return on plan assets, rates of increase in compensation and health care costs, retirement rates, mortality rates and other factors. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with accounting principles generally accepted in the United States (“GAAP”).

In accordance with GAAP, actual results that differ from assumptions used are accumulated and generally amortized over future periods. The primary assumptions affecting the Company’s accounting for employee benefits under ASC Topics 712 and 715 as of December 31, 2009 are as follows:

•	Long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic pension cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs. These inputs include historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans’ invested assets. In determining its pension expense for 2009, the Company used long-term rates of return on plan assets ranging from 2.25% to 9.50% outside of the U.S. and 7.50% in the U.S.

Actual return on U.S. pension assets for 2009, 2008 and 2007 were 25.3%, (25.7%) and 3.9%, respectively, compared to the expected rate of return assumption of 7.50% in 2009 and 8.75% for 2008 and 2007.

Actual return on U.K. pension assets for 2009, 2008 and 2007 were 15.1%, (18.7%) and 6.4%, respectively, compared to the expected rate of return assumption of 7.50% in 2009 and 7.25% for 2008 and 2007.

•	Discount rate: The discount rate is used to calculate pension and postretirement employee benefit obligations (“OPEB”). The discount rate assumption is based on a constant effective yield from matching projected plan cash flows to high quality (Aa) bond yields of corresponding maturities as of the measurement date. The Company used discount rates ranging from 2.0% to 9.0% to determine its pension and other benefit obligations as of December 31, 2009, including weighted average discount rates of 5.75% for U.S. pension plans, 5.43% for non-U.S. pension plans, and 5.50% for U.S. other post employment health care plans. The U.S. discount rate reflects the fact that our U.S. pension plan has been closed for new participants since 1989 (1999 for our U.S. health care plan), and with the closing of our Muncie facility in 2009, there will be negligible service cost going forward.

•	Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company specific historical trends for health care cost to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postretirement employee health care plans as of December 31, 2009, the Company used health care cost trend rates of 7.70%, declining to an ultimate trend rate of 5% by the year 2019.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension and other postretirement employee benefit obligations and its future expense.

The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2010 pre-tax pension expense:

	Impact on		Impact on
	U.S. 2010		Non-U.S. 2010
	Pre-Tax Pension		Pre-Tax Pension
millions of dollars	(Expense)/Income		(Expense)/Income

1 percentage point decrease in discount rate	—	*	$(3.3)
1 percentage point increase in discount rate	—	*	$3.3
1 percentage point decrease in expected return on assets	$(2.6)		$(1.4)
1 percentage point increase in expected return on assets	$2.6		$1.4

*	Impact of 1 percentage point increase or decrease in the discount rate will have a negligible impact on the Company’s 2010 pre-tax pension expense.

The following table illustrates the sensitivity to a change in the discount rate assumption related to the Company’s U.S. OPEB interest expense:

Impact on 2010
Pre-Tax OPEB
Interest
millions of dollars	(Expense)/Income

1 percentage point decrease in discount rate	$(1.6)
1 percentage point increase in discount rate	$1.6

The sensitivity to a change in the discount rate assumption related to the Company’s total 2010 U.S. OPEB expense is expected to be negligible, as any increase in interest expense will be offset by net actuarial gains.

The following table illustrates the sensitivity to a one-percentage point change in the assumed health care cost trend related to the Company’s OPEB obligation and service and interest cost:

	One Percentage Point
millions of dollars	Increase	Decrease

Effect on other post employment benefit obligation	$18.8	$(16.7)
Effect on total service and interest cost components	$1.1	$(1.0)

See Note 11 to the Consolidated Financial Statements for more information regarding the Company’s retirement benefit plans.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents foreign net operating losses and U.S. based foreign tax credits for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary.

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of ASC Topic 605. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2009, the Company has recorded a liability for its best estimate of the more likely than not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

See Note 4 to the Consolidated Financial Statements for more information regarding income taxes.

New Accounting Pronouncements

In June 2006, FASB ASC amended Topic 740, Income Taxes. The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. ASC Topic 740 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company adopted the provisions of ASC Topic 740 on January 1, 2007. As a result of the implementation of ASC Topic 740, the Company recognized a $16.6 million reduction to its January 1, 2007 retained earnings balance.

In September 2006, the FASB ASC amended Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On January 1, 2009, the Company fully adopted as required, ASC Topic 820. See Note 9 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 820.

In February 2007, the FASB ASC amended Topic 825, Financial Instruments. ASC Topic 825 allows entities to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The stated objective of ASC Topic 825 is to improve financial reporting by giving entities the opportunity to elect to measure certain financial assets and liabilities at fair value in order to mitigate earnings volatility caused when related assets and liabilities are measured differently. ASC Topic 825 was effective for the Company beginning with its quarter ending March 31, 2008. The Company chose to not make the election to adopt.

In December 2007, the FASB ASC amended Topic 805, Business Combinations. ASC Topic 805 establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements. Under this revised statement, all costs incurred to effect an acquisition are recognized separately from the acquisition. Also, restructuring costs that are expected but the acquirer is not obligated to incur are recognized separately from the acquisition. On January 1, 2009, the Company adopted ASC Topic 805. In the first quarter of 2009, the Company expensed $4.8 million related to on-going acquisition related activity.

In December 2007, the FASB ASC amended Topic 810, Consolidation. For consolidated subsidiaries that are less than wholly owned, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests for such subsidiaries is presented as net income (loss) applicable to noncontrolling interest on the consolidated statement of operation, and the portion of stockholders’ equity of such subsidiaries is presented as noncontrolling interest on the consolidated balance sheet. Effective January 1, 2009, the Company adopted ASC Topic 810.

The adoption of ASC Topic 810 did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements and notes to the consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of ASC Topic 810, the Company was required to reflect the change in presentation and disclosure for the period ending March 31, 2009 and all periods presented in future filings.

The principal effect on the prior year balance sheets related to the adoption of ASC Topic 810 is summarized as follows:

(millions)
Balance Sheet	December 31, 2008

Total stockholders’ equity, as previously reported	$2,006.0
Increase for Topic 810 reclass of noncontrolling interest	31.5

Total stockholders’ equity, as adjusted	$2,037.5

The principal effect on the prior year statement of operations related to the adoption of ASC Topic 810 is summarized as follows:

(millions)	Year Ended	Year Ended
Consolidated Statement of Operations	December 31, 2008	December 31, 2007

Net earnings (loss), as previously reported	$(35.6)	$288.5
Topic 810 reclass of noncontrolling interest	(16.3)	(28.0)

Net earnings (loss), as adjusted	$(19.3)	$316.5
Less: Net earnings attributable to noncontrolling interest	(16.3)	(28.0)

Net earnings (loss) attributable to BorgWarner Inc.	$(35.6)	$288.5

The principal effect on the prior year statement of cash flows related to the adoption of ASC Topic 810 is summarized as follows:

(millions)	Year Ended	Year Ended
Statement of Cash Flows	December 31, 2008	December 31, 2007

Net earnings (loss), as previously reported	$(35.6)	$288.5
Topic 810 reclass of noncontrolling interest	(16.3)	(28.0)

Net earnings (loss), as adjusted	$(19.3)	$316.5

(millions)	Year Ended	Year Ended
Statement of Cash Flows	December 31, 2008	December 31, 2007

Equity in affiliates’ earnings, net of dividends received, minority interest and other, as previously reported	$28.3	$16.0
Less: Topic 810 reclass of noncontrolling interest	(16.3)	(28.0)

Equity in affiliates’ earnings, net of dividends received and other	$12.0	$(12.0)

The principal effect on the prior year comprehensive income related to the adoption of ASC Topic 810 is summarized as follows:

(millions)	Year Ended	Year Ended
Comprehensive Income (Loss)	December 31, 2008	December 31, 2007

Net foreign currency translation and hedge instruments adjustment, as previously reported	$(136.9)	$116.9
Topic 810 reclass of noncontrolling interest	(10.8)	(6.8)

Net foreign currency translation and hedge instruments adjustment, as adjusted	$(126.1)	$123.7

Due to the adoption of ASC Topic 810, the Company revised the presentation of cash payments related to the acquisition of noncontrolling (minority) interests from the Investing to the Financing section of the Company’s Consolidated Statement of Cash Flows. The principal effect on the prior year cash flows related to the adoption of ASC Topic 810 is summarized as follows:

(millions)	Year Ended	Year Ended
Statement of Cash Flows	December 31, 2008	December 31, 2007

Payments for businesses acquired, net of cash acquired, as previously reported	$(141.2)	$(138.8)
Less: Topic 805 reclass of noncontrolling interest	141.2	138.8

Payments for businesses acquired, net of cash acquired	$—	$—

(millions)	Year Ended	Year Ended
Statement of Cash Flows	December 31, 2008	December 31, 2007

Net cash used in investing activities, as previously reported	$(485.1)	$(368.0)
Less: Topic 805 reclass of noncontrolling interest	141.2	138.8

Net cash used in investing activities	$(343.9)	$(229.2)

(millions)	Year Ended	Year Ended
Statement of Cash Flows	December 31, 2008	December 31, 2007

Net cash provided by (used in) financing activities, as previously reported	$5.1	$(159.3)
Less: Topic 805 reclass of noncontrolling interest	(141.2)	(138.8)

Net cash provided by (used in) financing activities	$(136.1)	$(298.1)

In March 2008, the FASB ASC amended Topic 815, Derivatives and Hedging. ASC Topic 815 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. On January 1, 2009, the Company adopted ASC Topic 815. See Note 10 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 815.

In May 2008, the FASB ASC amended Topic 470, Debt. Under ASC Topic 470, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. ASC Topic 470 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of ASC Topic 470 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we recorded the equity and liability components of the notes on our December 31, 2009 Consolidated Balance Sheet. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009 was $22.2 million. The non-cash portion of interest expense for the convertible notes for the year ended December 31, 2009 was $12.7 million. See Note 8 to the Consolidated Financial Statements for more information regarding this issuance.

In December 2008, the FASB ASC amended Topic 715, Compensation — Retirement Benefits. ASC Topic 715 requires entities to provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. See Note 9 and Note 11 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 715 on December 31, 2009.

In May 2009, the FASB ASC amended Topic 855, Subsequent Events. ASC Topic 855 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted ASC Topic 855 in the second quarter of 2009 and has evaluated all subsequent events through February 11, 2010 (the date the Company’s financial statements are issued).

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfer of Financial Assets — an amendment of ASC Topic 860 (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from ASC Topic 860 and removes the exception from applying ASC Topic 810, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in ASC Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. FAS 166 is effective for the Company beginning with its quarter ending March 31, 2010. The first quarter 2010 impact of this adoption is expected to be an increase in receivables of $50 million and an increase in debt of $50 million in the Company’s December 31, 2009 and March 31, 2010 Condensed Consolidated Balance Sheets.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to ASC Topic 810 (“FAS 167”). FAS 167 amends ASC Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, FAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. FAS 167 is effective for the Company beginning with its quarter ending March 31, 2010. The adoption of FAS 167 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB ASC amended Topic 105, Generally Accepted Accounting Principles. This ASC Topic instituted a major change in the way accounting standards are organized. The accounting standards Codification became the single official source of authoritative, nongovernmental GAAP. As of September 30, 2009 only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other literature is non-authoritative. The Company adopted the Codification in the third quarter of 2009. The adoption of the Codification had no impact on the Company’s consolidated financial position, results of operations or cash flows.

This adoption required all issued authoritative literature to be disclosed using Codification Sections. Authoritative literature has been referenced within our 2009 report on Form 10-K under these new Codification Sections. New standards not yet codified have been referenced as issued and will be updated when codified.

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

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At the end of 2009, the amount of debt with fixed interest rates was 62.0% of total debt, including the impact of the interest rate swaps. Our earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to floating money market rates. A 10% increase or decrease in the average cost of our variable rate debt would result in a change in pre-tax interest expense of approximately $1.5 million in 2009, and $2.1 million in 2008.

We also measure interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% change in interest rates as of December 31, 2009, the net fair value of these instruments would increase by approximately $22.0 million if interest rates decreased and would decrease by approximately $20.0 million if interest rates increased. Our interest rate sensitivity analysis assumes a constant shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates. Interest rate sensitivity at December 31, 2008, measured in a similar manner, was slightly more than at December 31, 2009.

Foreign Currency Exchange Rate Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our most significant currency exposures relate to the British Pound, the Euro, the Hungarian Forint, the Japanese Yen, and the South Korean Won. We mitigate our foreign currency exchange rate risk principally by establishing local production facilities and related supply chain participants in the markets we serve, by invoicing customers in the same currency as the source of the products and by funding some of our investments in foreign markets through local currency loans and cross currency swaps. Such non-U.S. Dollar debt was $303.1 million as of December 31, 2009 and $495.8 million as of December 31, 2008. We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts in order to reduce exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency. As of December 31, 2009, the Company was holding foreign exchange derivatives with positive and negative fair market values of $3.8 million and $(17.5) million, respectively, of which $3.6 million in gains and $(14.5) million in losses mature in less than one year. As of December 31, 2009, $0.5 million in gains and $(2.3) million in losses did not qualify for deferral.

Commodity Price Risk

Commodity price risk is the possibility that we will incur economic losses due to adverse changes in the cost of raw materials used in the production of our products. Commodity forward and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2009, the Company had forward and option commodity contracts with a total notional value of $14.8 million. As of December 31, 2009, the Company was holding commodity derivatives with positive and negative fair market values of $8.4 million and $(0.1) million, respectively, all of which mature in less than one year.

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

The accompanying Consolidated Financial Statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2009 as stated in their report.

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

/s/ Timothy M. Manganello
Chairman and Chief Executive Officer

/s/ Robin J. Adams
Executive Vice President,
Chief Financial Officer & Chief Administrative Officer

February 11, 2010

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Note 10, “Financial Instruments” of the Notes to the Consolidated Financial Statements in Item 8 of this report for information with respect to interest rate risk and foreign currency exchange risk. Information with respect to the levels of indebtedness subject to interest rate fluctuation is contained in Note 8, “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements in Item 8. Information with respect to the Company’s level of business outside the United States which is subject to foreign currency exchange rate market risk is contained in Note 19, “Reporting Segments and Related Information” of the Notes to the Consolidated Financial Statements in Item 8.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BorgWarner Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended present fairly, in all material respects, the financial position of BorgWarner Inc. and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 1, the Company has changed the manner in which it accounts for noncontrolling interests in 2009.

We also have audited the reclassifications to the 2008 and 2007 consolidated financial statements to retrospectively apply the change in the manner in which the Company accounts for noncontrolling interests, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2008 and 2007 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 and 2007 consolidated financial statements taken as a whole.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, MI
February 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BorgWarner Inc.
Auburn Hills, Michigan

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the consolidated financial statements, the consolidated balance sheets of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2008 and 2007 (the 2008 and 2007 consolidated financial statements before the effects of the adjustments discussed in Note 1 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2008 and 2007 consolidated financial statements, before the effects of the adjustments discussed in Note 1 to the consolidated financial statements, present fairly, in all material respects, the financial position of BorgWarner Inc. and Consolidated Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting in 2007 for income taxes as a result of adopting new accounting guidance on the accounting for uncertainty in income taxes.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 12, 2009

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

millions of dollars, except share and per share amounts
For the Year Ended December 31,	2009	2008	2007

Net sales	$3,961.8	$5,263.9	$5,328.6
Cost of sales	3,401.0	4,425.4	4,378.7

Gross profit	560.8	838.5	949.9
Selling, general and administrative expenses	459.8	542.9	531.9
Restructuring expense	50.3	127.5	—
Goodwill impairment charge	—	156.8	—
Other (income) expense	(0.1)	4.0	(0.1)

Operating income	50.8	7.3	418.1
Equity in affiliates’ earnings, net of tax	(21.8)	(38.4)	(40.3)
Interest income	(2.5)	(7.1)	(6.7)
Interest expense and finance charges	57.2	38.8	34.7

Earnings before income taxes and noncontrolling interest	17.9	14.0	430.4
Provision (benefit) for income taxes	(18.5)	33.3	113.9

Net earnings (loss)	36.4	(19.3)	316.5
Net earnings attributable to the noncontrolling interest, net of tax	9.4	16.3	28.0

Net earnings (loss) attributable to BorgWarner Inc.	$27.0	$(35.6)	$288.5

Earnings (loss) per share — basic	$0.23	$(0.31)*	$2.49

Earnings (loss) per share — diluted	$0.23	$(0.31)*	$2.45

Average shares outstanding (thousands):
Basic	116,522	116,007	116,002
Diluted	116,939	116,007	117,840

*	The Company had a loss for the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIAIRIES

CONSOLIDATED BALANCE SHEETS

millions of dollars
December 31,	2009	2008

ASSETS
Cash	$357.4	$103.4
Receivables, net	732.0	607.1
Inventories, net	314.3	451.2
Deferred income taxes	60.2	67.5
Prepayments and other current assets	87.9	79.0

Total current assets	1,551.8	1,308.2
Property, plant and equipment, net	1,490.3	1,586.2
Investments and advances	257.4	266.5
Goodwill	1,061.4	1,052.4
Other non-current assets	450.5	430.7

Total assets	$4,811.4	$4,644.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$69.1	$183.8
Current portion of long-term debt	—	136.9
Accounts payable and accrued expenses	977.1	923.0
Income taxes payable	—	6.3

Total current liabilities	1,046.2	1,250.0
Long-term debt	773.2	459.6
Other non-current liabilities:
Retirement-related liabilities	473.7	543.8
Other	295.6	353.1

Total other non-current liabilities	769.3	896.9
Capital stock:
Preferred stock, $0.01 par value; authorized shares: 5,000,000; none issued	—	—
Common stock, $0.01 par value; authorized shares:150,000,000; issued shares: 2009, 118,336,410 and 2008, 117,699,542; outstanding shares: 2009, 116,837,555 and 2008, 115,532,372	1.2	1.2
Non-voting common stock, $0.01 par value; authorized shares: 25,000,000; none issued and outstanding	—	—
Capital in excess of par value	1,034.1	977.6
Retained earnings	1,193.4	1,200.5
Accumulated other comprehensive income (loss)	14.5	(85.9)
Common stock held in treasury, at cost: 1,498,855 shares in 2009 and 2,167,170 shares in 2008	(57.9)	(87.4)

Total BorgWarner Inc. stockholders’ equity	2,185.3	2,006.0
Noncontrolling interest	37.4	31.5

Total stockholders’ equity	2,222.7	2,037.5

Total liabilities and stockholders’ equity	$4,811.4	$4,644.0

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

millions of dollars
For the Year Ended December 31,	2009	2008	2007

OPERATING
Net earnings (loss)	$36.4	$(19.3)	$316.5
Adjustments to reconcile net earnings (loss) to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	234.6	259.7	243.1
Amortization of intangible assets and other	26.3	27.1	21.5
Restructuring expense, net of cash paid	38.4	115.9	—
Goodwill impairment charge	—	156.8	—
Stock based compensation expense	22.0	21.2	16.3
Deferred income tax benefit	(57.7)	(78.3)	(29.9)
Convertible bond premium amortization	12.7	—	—
Equity in affiliates’ earnings, net of dividends received, and other	21.3	12.0	(12.0)

Net earnings (loss) adjusted for non-cash charges to operations	334.0	495.1	555.5
Changes in assets and liabilities:
Receivables	(106.6)	163.9	(6.2)
Inventories	143.0	(26.3)	(34.7)
Prepayments and other current assets	1.2	16.0	9.0
Accounts payable and accrued expenses	98.9	(195.6)	94.2
Income taxes payable	(6.9)	(23.0)	(15.1)
Other non-current assets and liabilities	(112.6)	(29.3)	0.8

Net cash provided by operating activities	351.0	400.8	603.5
INVESTING
Capital expenditures, including tooling outlays	(172.0)	(369.7)	(293.9)
Net proceeds from asset disposals	23.1	5.7	17.3
Payments for business acquired	(7.5)	—	—
Net proceeds from sale of business	1.6	5.5	—
Purchases of marketable securities	—	—	(13.0)
Proceeds from sales of marketable securities	—	14.6	60.4

Net cash used in investing activities	(154.8)	(343.9)	(229.2)
FINANCING
Net increase (decrease) in notes payable	(114.7)	114.8	(92.6)
Additions to long-term debt	381.6	—	20.0
Repayments of long-term debt, including current portion	(164.5)	(7.3)	(29.1)
Payments for noncontrolling interest acquired	(48.5)	(141.2)	(138.8)
Payment for purchase of bond hedge	(56.4)	—	—
Proceeds from warrant issuance	31.2	—	—
Repayment of accounts receivable securitization facility	(50.0)	—	—
Proceeds from accounts receivable securitization facility	50.0	—	—
Payment for purchase of treasury stock	—	(55.9)	(47.0)
Proceeds from interest rate swap termination	30.0	—	—
Proceeds from stock options exercised, including the tax benefit	8.7	17.1	46.3
Dividends paid to BorgWarner stockholders	(13.8)	(51.1)	(39.4)
Dividends paid to noncontrolling stockholders	(8.8)	(12.5)	(17.5)

Net cash provided by (used in) financing activities	44.8	(136.1)	(298.1)
Effect of exchange rate changes on cash	13.0	(5.9)	(11.0)

Net increase (decrease) in cash	254.0	(85.1)	65.2
Cash at beginning of year	103.4	188.5	123.3

Cash at end of year	$357.4	$103.4	$188.5

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the year for:
Interest	$68.8	$44.4	$42.7
Income taxes	60.3	122.0	91.6
Non-cash investing transactions:
Domination and Profit Transfer Agreement	—	44.0	—
Non-cash financing transactions:
Stock performance plans	6.0	5.0	10.0
Restricted common stock for employees	14.1	9.0	1.6
Restricted common stock for non-employee directors	0.7	0.7	0.3

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

			millions of dollars
			Stockholders’ Equity
	Number of Shares						Accumulated
	Issued	Common	Issued	Capital in			other
	Common	Stock in	Common	Excess of	Treasury	Retained	Comprehensive	Comprehensive	Noncontrolling
	Stock	Treasury	Stock	par Value	Stock	Earnings	Income (Loss)	Income (Loss)	Interest

Balance, January 1, 2007	115,394,568	(7,968)	$0.6	$871.1	$(0.1)	$1,064.1	$(60.3)	$322.9	$162.1

Dividends declared	—	—	—	—	—	(39.4)	—	—	(17.5)
Stock split	—	—	0.6	—	—	(0.6)	—	—	—
Stock option expense	—	—	—	16.3	—	—	—	—	—
Stock incentive plans	1,725,339	19,083	—	45.7	0.6	(0.1)	—	—	—
Executive stock plan	78,170	—	—	10.0	—	—	—	—	—
Net issuance of restricted stock, less amortization	8,632	—	—	0.3	—	—	—	—	—
Purchases of treasury stock	—	(1,089,252)	—	—	(47.0)	—	—	—	—
FIN 48 adoption	—	—	—	—	—	(16.6)	—	—	—
Net earnings	—	—	—	—	—	316.5	—	$316.5	28.0
Net earnings attributable to the noncontrolling interest, net of tax	—	—	—	—	—	(28.0)	—	(28.0)	—
Defined benefit post employment plans	—	—	—	—	—	—	70.6	70.6	—
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(0.1)	(0.1)	—
Currency translation and hedge instruments, net	—	—	—	—	—	—	123.7	123.7	7.9
Comprehensive loss attributable to the noncontrolling interest	—	—	—	—	—	—	(6.8)	(6.8)	—
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	—	(62.6)

Balance, December 31, 2007	117,206,709	(1,078,137)	$1.2	$943.4	$(46.5)	$1,295.9	$127.1	$475.9	$117.9

Dividends declared	—	—	—	—	—	(51.1)	—	—	(12.5)
Stock option expense	—	—	—	12.2	—	—	—	—	—
Stock incentive plans	—	375,075	—	10.8	15.0	(8.7)	—	—	—
Executive stock plan	197,052	—	—	1.5	—	—	—	—	—
Net issuance of restricted stock, less amortization	295,781	—	—	9.7	—	—	—	—	—
Purchases of treasury stock	—	(1,464,108)	—	—	(55.9)	—	—	—	—
Net earnings (loss)	—	—	—	—	—	(19.3)	—	$(19.3)	16.2
Net earnings attributable to the noncontrolling interest, net of tax	—	—	—	—	—	(16.3)	—	(16.3)	—
Defined benefit post employment plans	—	—	—	—	—	—	(74.7)	(74.7)	—
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(1.4)	(1.4)	—
Currency translation and hedge instruments, net	—	—	—	—	—	—	(126.1)	(126.1)	(0.5)
Comprehensive loss attributable to the noncontrolling interest	—	—	—	—	—	—	(10.8)	(10.8)	—
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	—	(1.9)
Domination and Profit Transfer
Agreement (See Note 18)	—	—	—	—	—	—	—	—	(87.7)

Balance, December 31, 2008	117,699,542	(2,167,170)	$1.2	$977.6	$(87.4)	$1,200.5	$(85.9)	$(248.6)	$31.5

Dividends declared	—	—	—	—	—	(13.8)	—	—	(8.8)
Stock option expense	—	—	—	7.2	—	—	—	—	—
Stock incentive plans	—	380,499	—	(0.7)	16.2	(7.0)	—	—	—
Executive stock plan	—	287,816	—	6.0	13.3	(13.3)	—	—	—
Net issuance of restricted stock, less amortization	636,868	—	—	14.8	—	—	—	—	—
Convertible bond issuance	—	—	—	34.7	—	—	—	—	—
Convertible bond — Hedge	—	—	—	(36.7)	—	—	—	—	—
Convertible bond — Warrant	—	—	—	31.2	—	—	—	—	—
Net earnings	—	—	—	—	—	36.4	—	$36.4	9.4
Net earnings attributable to the noncontrolling interest, net of tax	—	—	—	—	—	(9.4)	—	(9.4)	—
Defined benefit post employment plans	—	—	—	—	—	—	(3.4)	(3.4)	—
Currency translation and hedge instruments, net	—	—	—	—	—	—	99.9	99.9	1.9
Comprehensive income attributable to the noncontrolling interest	—	—	—	—	—	—	3.9	3.9	—
Dalian joint venture	—	—	—	—	—	—	—	—	3.4

Balance, December 31, 2009	118,336,410	(1,498,855)	$1.2	$1,034.1	$(57.9)	$1,193.4	$14.5	$127.4	$37.4

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

Basis of presentation We have reclassified certain prior year amounts to conform to the presentation of our 2009 Consolidated Statement of Operations. The Company’s presentation of the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and Reporting Segments and Related Information Note have been adjusted to conform with the requirements of Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interest in Consolidated Financial Statements and ASC Topic 805, Business Combinations. Refer to New Accounting Pronouncements for further information regarding these reclassifications.

Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of risk Cash is maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal risk.

The Company performs ongoing credit evaluations of its suppliers and customers and, with the exception of certain financing transactions, does not require collateral from its customers. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of light-vehicles (passenger cars, sport-utility vehicles, vans and light-trucks). The Company’s products are also sold to other OEMs of commercial trucks, buses and agricultural and off-highway vehicles. We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light and commercial vehicles.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable On April 24, 2009 the Company’s $50 million accounts receivable securitization facility matured and was repaid. On December 21, 2009 the Company entered into a new $50 million accounts receivable securitization facility. This facility matures on December 21, 2012, subject to extension or replacement of the revolving credit facility by January 2011. Both the maturity and repayment; as well as the subsequent renewal of our accounts receivable securitization facility are reflected as Financing activities in the Consolidated Statements of Cash Flows.

During the years ended December 31, 2009 and 2008, total cash proceeds from sales of accounts receivable were $250 million and $600 million, respectively. The Company paid servicing fees related to these receivables for the year ended December 31, 2009, 2008 and 2007 of $0.4 million, $1.9 million, and $2.9 million, respectively. These amounts are recorded in interest expense and finance charges in the Consolidated Statements of Operations.

Inventories Inventories are valued at the lower of cost or market. Cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the foreign operations use the first-in, first-out (“FIFO”) or average-cost methods. Inventory held by U.S. operations was $81.2 million and $124.1 million at December 31, 2009 and 2008, respectively. This reduction in inventory caused a liquidation of some of the Company’s LIFO layers and required the company to record $5.0 million of income in the fourth quarter of 2009. Such inventories, if valued at current cost instead of LIFO, would have been greater by $11.6 million in 2009 and $16.6 million in 2008.

See Note 5 to the Consolidated Financial Statements for more information on inventories.

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

Property, plant and equipment and depreciation Property, plant and equipment are valued at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is computed generally on a straight-line basis over the estimated useful lives of the assets. Useful lives for buildings range from 15 to 40 years and useful lives for machinery and equipment range from 3 to 12 years. For income tax purposes, accelerated methods of depreciation are generally used. The Company’s property, plant and equipment are all held for use at December 31, 2009 and 2008.

See Note 5 to the Consolidated Financial Statements for more information on property, plant and equipment and depreciation.

Impairment of long-lived assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other intangible assets, when events and circumstances warrant such a review. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the evaluations. Long-lived assets held for sale are recorded at the lower of their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount or fair value less cost to sell. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include: (i) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; and (ii) undiscounted future cash flows generated by the asset. The Company recognized $36.3 million and $72.9 million in impairment of long-lived assets as part of restructuring expenses in 2009 and 2008, respectively. The 2009 and 2008 impairment charges are broken out by segment as follows:

millions of dollars	2009	2008

Drivetrain Group	$13.7	$22.1
Engine Group	22.6	50.8

Total	$36.3	$72.9

See Note 17, “Restructuring” and Note 9 “Fair Value Measurements”, to the Consolidated Financial Statements for more information regarding the Company’s 2009 and 2008 impairment of long-lived assets and a discussion of market-based measurements.

Goodwill and other intangible assets Under ASC Topic 350, goodwill is no longer amortized; however, it must be tested for impairment at least annually. In the fourth quarter of each year, or when events and circumstances warrant such a review, the Company reviews the goodwill of all of its reporting units for impairment. The fair value of the Company’s businesses used in the determination of goodwill impairment is computed using the expected present value of associated future cash flows. This review requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. However, different assumptions could materially affect the estimated fair value. The Company recognized goodwill impairment of $156.8 million in the Engine segment in 2008. No goodwill impairment was recorded in 2009 or 2007.

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

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

See Note 7 to the Consolidated Financial Statements for more information on product warranties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 10 to the Consolidated Financial Statements for more information on derivative financial instruments.

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

See Note 13 to the Consolidated Financial Statements for more information on other comprehensive income (loss).

Environmental Contingencies The Company accounts for environmental costs in accordance with ASC Topic 450. Costs related to environmental assessments and remediation efforts at operating facilities are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments and are regularly evaluated. The liabilities are recorded in other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets.

See Note 14 to the Consolidated Financial Statements for more information regarding environmental contingencies.

Pensions and Other Postretirement Employee Defined Benefits The Company’s defined benefit pension and other postretirement employee benefit plans are accounted for in accordance with ASC Topic 715. Disability, early retirement and other postretirement employee benefits are accounted for in accordance with ASC Topic 712.

Pensions and other postretirement employee benefit costs and related liabilities and assets are dependent upon assumptions used in calculating such amounts. These assumptions include discount rates, expected returns on plan assets, health care cost trends, compensation and other factors. In accordance with GAAP, actual results that differ from the assumptions used are accumulated and amortized over future periods, and accordingly, generally affect recognized expense in future periods.

See Note 11 to the Consolidated Financial Statements for more information regarding the Company’s retirement benefit plans.

Income Taxes The Company accounts for income tax expense based on expected income and statutory tax rates in the various jurisdictions in which we operate. Judgment is required in determining our income tax expense. We establish accruals under ASC Topic 740. For uncertain tax positions, the ASC Topic 740 approach is based on a two-step benefit recognition model. In the first step, ASC Topic 740 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when it is more likely than not, based on the technical merits and without consideration of detection risk, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the largest amount of the tax benefit that is greater than 50 percent likely to ultimately be realized upon settlement. The tax position must be derecognized when it is no longer more likely than not to be sustained. The interpretation also provides guidance on recognition and classification of related penalties and interest, classification of liabilities, and disclosures of unrecognized tax benefits. The change in net assets, if any, as a result of applying the provisions of this interpretation is considered a change in accounting principle with the cumulative effect of the change treated as a offsetting adjustment to the opening balance of retained earnings in the period of transition. The Company adopted ASC Topic 740 as of the beginning of its 2007 calendar year.

The Company’s effective tax rate includes the impact of accrual provisions and changes to accruals that we consider appropriate, as well as interest and penalties. A period of time may elapse before a particular matter, for which we have or have not established an accrual is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our accruals are appropriate under GAAP. Favorable or unfavorable adjustments of an accrual for any particular issue would be recognized as an increase or decrease to our income tax expense in the period of a change in facts and circumstances.

Tax laws require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the income tax expense reflected in our financial statements is different than the liability reported in our tax return. Some of the differences are permanent in nature, however, there are many differences that are temporary differences, such as depreciation expense. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that such assets may not be realized. This assessment requires significant judgment, and must be done on a jurisdiction-by-jurisdiction basis. In determining the need for a valuation allowance, all available positive and negative evidence, including historical and projected financial performance, is considered along with any other pertinent information.

See Note 4 to the Consolidated Financial Statements for more information regarding income taxes.

New Accounting Pronouncements In June 2006, Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) amended ASC Topic 740, Income Taxes. The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. ASC Topic 740 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company adopted the provisions of ASC Topic 740 on January 1, 2007. As a result of the implementation of ASC Topic 740, the Company recognized a $16.6 million reduction to its January 1, 2007 retained earnings balance.

In September 2006, the FASB ASC amended Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On January 1, 2009, the Company fully adopted as required, ASC Topic 820. See Note 9 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 820.

In February 2007, the FASB ASC amended Topic 825, Financial Instruments. ASC Topic 825 allows entities to irrevocably elect to recognize most financial assets and financial liabilities at fair value on an instrument-by-instrument basis. The stated objective of ASC Topic 825 is to improve financial reporting by giving entities the opportunity to elect to measure certain financial assets and liabilities at fair value in order to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mitigate earnings volatility caused when related assets and liabilities are measured differently. ASC Topic 825 was effective for the Company beginning with its quarter ending March 31, 2008. The Company chose to not make the election to adopt.

In December 2007, the FASB ASC amended Topic 805, Business Combinations. ASC Topic 805 establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements. Under this revised statement, all costs incurred to effect an acquisition are recognized separately from the acquisition. Also, restructuring costs that are expected but the acquirer is not obligated to incur are recognized separately from the acquisition. On January 1, 2009, the Company adopted ASC Topic 805. In the first quarter of 2009, the Company expensed $4.8 million related to on-going acquisition related activity.

In December 2007, the FASB ASC amended Topic 810, Consolidation. For consolidated subsidiaries that are less than wholly owned, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests for such subsidiaries is presented as net income (loss) applicable to noncontrolling interest on the consolidated statement of operation, and the portion of stockholders’ equity of such subsidiaries is presented as noncontrolling interest on the consolidated balance sheet. Effective January 1, 2009, the Company adopted ASC Topic 810.

The adoption of ASC Topic 810 did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements and notes to the consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of ASC Topic 810, the Company was required to reflect the change in presentation and disclosure for the period ending March 31, 2009 and all periods presented in future filings.

The principal effect on the prior year balance sheets related to the adoption of ASC Topic 810 is summarized as follows:

(millions)	December 31,
Balance Sheet	2008

Total stockholders’ equity, as previously reported	$2,006.0
Increase for Topic 810 reclass of noncontrolling interest	31.5

Total stockholders’ equity, as adjusted	$2,037.5

The principal effect on the prior year statement of operations related to the adoption of ASC Topic 810 is summarized as follows:

	Year Ended	Year Ended
(millions)	December 31,	December 31,
Consolidated Statement of Operations	2008	2007

Net earnings (loss), as previously reported	$(35.6)	$288.5
Topic 810 reclass of noncontrolling interest	(16.3)	(28.0)

Net earnings (loss), as adjusted	$(19.3)	$316.5
Less: Net earnings attributable to noncontrolling interest	(16.3)	(28.0)

Net earnings (loss) attributable to BorgWarner Inc.	$(35.6)	$288.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal effect on the prior year statement of cash flows related to the adoption of ASC Topic 810 is summarized as follows:

	Year Ended	Year Ended
(millions)	December 31,	December 31,
Statement of Cash Flows	2008	2007

Net earnings (loss), as previously reported	$(35.6)	$288.5
Topic 810 reclass of noncontrolling interest	(16.3)	(28.0)

Net earnings (loss), as adjusted	$(19.3)	$316.5

	Year Ended	Year Ended
(millions)	December 31,	December 31,
Statement of Cash Flows	2008	2007

Equity in affiliates’ earnings, net of dividends received, minority interest and other, as previously reported	$28.3	$16.0
Less: Topic 810 reclass of noncontrolling interest	(16.3)	(28.0)

Equity in affiliates’ earnings, net of dividends received and other	$12.0	$(12.0)

The principal effect on the prior year comprehensive income related to the adoption of ASC Topic 810 is summarized as follows:

	Year Ended	Year Ended
(millions)	December 31,	December 31,
Comprehensive Income (Loss)	2008	2007

Net foreign currency translation and hedge instruments adjustment, as previously reported	$(136.9)	$116.9
Topic 810 reclass of noncontrolling interest	(10.8)	(6.8)

Net foreign currency translation and hedge instruments adjustment, as adjusted	$(126.1)	$123.7

Due to the adoption of ASC Topic 810, the Company revised the presentation of cash payments related to the acquisition of noncontrolling (minority) interests from the Investing to the Financing section of the Company’s Consolidated Statement of Cash Flows. The principal effect on the prior year cash flows related to the adoption of ASC Topic 810 is summarized as follows:

	Year Ended	Year Ended
(millions)	December 31,	December 31,
Statement of Cash Flows	2008	2007

Payments for businesses acquired, net of cash acquired, as previously reported	$(141.2)	$(138.8)
Less: Topic 805 reclass of noncontrolling interest	141.2	138.8

Payments for businesses acquired, net of cash acquired	$—	$—

	Year Ended	Year Ended
(millions)	December 31,	December 31,
Statement of Cash Flows	2008	2007

Net cash used in investing activities, as previously reported	$(485.1)	$(368.0)
Less: Topic 805 reclass of noncontrolling interest	141.2	138.8

Net cash used in investing activities	$(343.9)	$(229.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended
(millions)	December 31,	December 31,
Statement of Cash Flows	2008	2007

Net cash provided by (used in) financing activities, as previously reported	$5.1	$(159.3)
Less: Topic 805 reclass of noncontrolling interest	(141.2)	(138.8)

Net cash provided by (used in) financing activities	$(136.1)	$(298.1)

In March 2008, the FASB ASC amended Topic 815, Derivatives and Hedging. ASC Topic 815 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. On January 1, 2009, the Company adopted ASC Topic 815. See Note 10 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 815.

In May 2008, the FASB ASC amended Topic 470, Debt. Under ASC Topic 470, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. ASC Topic 470 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of ASC Topic 470 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we recorded the equity and liability components of the notes on our December 31, 2009 Consolidated Balance Sheet. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009 was $22.2 million. The non-cash portion of interest expense for the convertible notes for the year ended December 31, 2009 was $12.7 million. See Note 8 to the Consolidated Financial Statements for more information regarding this issuance.

In December 2008, the FASB ASC amended Topic 715, Compensation — Retirement Benefits. ASC Topic 715 requires entities to provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. See Note 9 and Note 11 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 715 on December 31, 2009.

In May 2009, the FASB ASC amended Topic 855, Subsequent Events. ASC Topic 855 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted ASC Topic 855 in the second quarter of 2009 and has evaluated all subsequent events through February 11, 2010 (the date the Company’s financial statements are issued).

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfer of Financial Assets — an amendment of ASC Topic 860 (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from ASC Topic 860 and removes the exception from applying ASC Topic 810, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in ASC Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. FAS 166 is effective for the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning with its quarter ending March 31, 2010. The first quarter 2010 impact of this adoption is expected to be an increase in receivables of $50 million and an increase in debt of $50 million in the Company’s December 31, 2009 and March 31, 2010 Condensed Consolidated Balance Sheets.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to ASC Topic 810 (“FAS 167”). FAS 167 amends ASC Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, FAS 167 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. FAS 167 is effective for the Company beginning with its quarter ending March 31, 2010. The adoption of FAS 167 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB ASC amended Topic 105, Generally Accepted Accounting Principles. This ASC Topic instituted a major change in the way accounting standards are organized. The accounting standards Codification became the single official source of authoritative, nongovernmental GAAP. As of September 30, 2009 only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other literature is non-authoritative. The Company adopted the Codification in the third quarter of 2009. The adoption of the Codification had no impact on the Company’s consolidated financial position, results of operations or cash flows.

This adoption required all issued authoritative literature to be disclosed using Codification Sections. Authoritative literature has been referenced within our 2009 report on Form 10-K under these new Codification Sections. New standards not yet codified have been referenced as issued and will be updated when codified.

NOTE 2	RESEARCH AND DEVELOPMENT COSTS

The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

millions of Dollars
Year Ended December 31,	2009	2008	2007

Gross R&D expenditures	$219.0	$273.4	$246.7
Customer reimbursements	(63.8)	(67.7)	(35.9)

Net R&D expenditures	$155.2	$205.7	$210.8

The Company’s net R&D expenditures are included in the selling, general, and administrative expenses of the Consolidated Statements of Operations. Net R&D expenditures as a percentage of net sales were 3.9% in 2009 and 2008 and 4.0% in 2007. Customer reimbursements are netted against gross R&D expenditures upon billing of services performed. The Company has contracts with several customers at the Company’s various R&D locations. No such contract exceeded $6 million in any of the years presented.

NOTE 3	OTHER (INCOME) EXPENSE

Items included in (other income) expense consist of:

millions of Dollars
Year Ended December 31,	2009	2008	2007

Loss on the sale of a product line	$—	$2.2	$—
Net (gain) loss on asset disposals	(0.1)	2.0	0.6
Other	—	(0.2)	(0.7)

Total other (income) expense	$(0.1)	$4.0	$(0.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	INCOME TAXES

Earnings before income taxes and the provision for income taxes are presented in the following table.

millions of Dollars	2009			2008			2007
Year Ended December 31,	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Earnings (loss) before taxes	$(138.5)	$156.4	$17.9	$(123.8)	$137.8	$14.0	$48.4	$382.0	$430.4

Provision for income taxes:
Current:
Federal/foreign	(2.7)	42.7	40.0	7.7	99.5	107.2	36.6	106.2	142.8
State	1.5	—	1.5	1.0	—	1.0	1.0	—	1.0

Total current	(1.2)	42.7	41.5	8.7	99.5	108.2	37.6	106.2	143.8
Deferred	(51.6)	(8.4)	(60.0)	(44.7)	(30.2)	(74.9)	(10.0)	(19.9)	(29.9)

Total provision for income taxes	$(52.8)	$34.3	$(18.5)	$(36.0)	$69.3	$33.3	$27.6	$86.3	$113.9

Effective tax rate	(38.1)%	21.9%	(103.4)%	(29.1)%	50.3%	237.9%	57.0%	22.6%	26.5%

The provision for income taxes resulted in an effective tax rate for 2009 of (103.4)% compared with rates of 237.9% in 2008 and 26.5% in 2007. The effective tax rate of (103.4)% for 2009 differs from the U.S. statutory rate primarily due to a reduction in U.S. income; foreign rates, which differ from those in the U.S.; the realization of certain business tax credits including R&D and U.S. based foreign tax credits; and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings.

The Company adopted the provisions of ASC Topic 740 on January 1, 2007. As a result of the implementation of ASC Topic 740, the Company recognized a $16.6 million reduction to the January 1, 2007 balance of retained earnings. At December 31, 2007, the Company reported $71.7 million of unrecognized tax benefits; approximately $62.5 million represent the amount that, if recognized, would affect the Company’s global effective income tax rate in future periods.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date periods ended December 31, 2009 and 2008, respectively. Of the total $34.8 million of unrecognized tax benefits as of December 31, 2009, approximately $28.9 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in the U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

millions of dollars	2009	2008

Balance, January 1	$61.1	$71.7
Additions based on tax positions related to current year	16.4	0.5
Additions for tax positions of prior years	—	0.2
Reductions for tax positions of prior years	(16.5)	(1.7)
Reductions for lapse in statute of limitations	(17.0)	—
Settlements	(9.9)	(6.7)
Translation adjustment	0.7	(2.9)

Balance, December 31	$34.8	$61.1

In 2009 the Company settled disputed issues with IRS appeals related to the 2002-2004 years, settled the 2005-2006 IRS audit, filed claims against state taxing authorities, and closed / settled certain open years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for foreign jurisdictions that resulted in required cash payments of $21.4 million. Possible changes related to other examinations cannot be reasonably estimated within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $11.4 million for the payment of interest and penalties at December 31, 2008. The Company had approximately $11.6 million for the payment of interest and penalties accrued at December 31, 2009.

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

The analysis of the variance of income taxes as reported from income taxes computed at the U.S. statutory rate for consolidated operations is as follows:

millions of dollars	2009	2008	2007

Income taxes at U.S. statutory rate of 35%	$6.2	$4.9	$150.6
Increases (decreases) resulting from:
Income from non-U.S. sources including withholding taxes	(17.1)	(26.5)	(12.3)
State taxes, net of federal benefit	4.7	0.9	(0.6)
Business tax credits	(1.9)	(9.8)	(8.6)
Affiliates’ earnings	(7.5)	(13.2)	(13.1)
Accrual adjustment and settlement of prior year tax matters	(6.3)	6.0	24.6
Changes in tax laws	—	—	(24.2)
Medicare prescription drug benefit	1.7	1.1	(2.1)
Goodwill impairment	—	54.9	—
Restructuring	—	0.6	—
Valuation allowance	7.7	13.1	—
Non-temporary differences and other	(6.0)	1.3	(0.4)

Provision for income taxes as reported	$(18.5)	$33.3	$113.9

During 2009, certain countries enacted changes to their respective statutory income tax rate which are effective starting in 2010. In Hungary the statutory income tax rate was reduced 1% from 20% to 19%. In Ireland the statutory income tax rate was increased 2.5% from 10% to 12.5%. In Korea the statutory income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax rate was decreased 2.2% from 24.2% to 22%. In Mexico the statutory income tax rate was temporarily increased 2% from 28% to 30% for the tax years 2010 through 2012.

Following are the gross components of deferred tax assets and liabilities as of December 31, 2009 and 2008:

millions of dollars	2009	2008

Current deferred tax assets:
Employee related	$23.9	$28.5
Inventory	9.3	5.1
Warranties	4.5	4.4
Litigation & environmental	6.9	4.0
Net operating loss carryforwards	4.7	1.8
Derivatives	1.9	10.5
Customer claims	2.9	2.3
Other	6.4	10.9

Total current deferred tax assets	$60.5	$67.5
Current deferred tax liabilities:
Derivatives	$(1.0)	$(2.0)
Other	(3.8)	(0.7)

Total current deferred tax liabilities	$(4.8)	$(2.7)
Non-current deferred tax assets:
Pension and other post employment benefits	$52.5	$89.5
Other comprehensive income	103.7	114.5
Employee related	13.4	13.9
Litigation and environmental	2.5	3.2
Warranties	4.5	6.4
Foreign tax credits	138.3	78.3
Research and development credits	5.9	6.6
Capital loss carryforwards	3.5	20.4
Net operating loss carryforwards	87.5	12.9
Other	4.1	8.3

Total non-current deferred tax assets	$415.9	$354.0
Non-current deferred tax liabilities:
Fixed assets	$(101.7)	$(98.3)
Goodwill & intangibles	(103.5)	(104.5)
Other comprehensive income	(3.5)	(3.1)
Lease obligation — production equipment	(1.9)	(4.0)
Other	(4.5)	(1.3)

Total non-current deferred tax liabilities	$(215.1)	$(211.2)
Total deferred tax items	$256.5	$207.6
Valuation allowances	(43.8)	(31.0)

Net deferred tax asset	$212.7	$176.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign tax credit and net operating loss carryforwards are shown gross with the corresponding valuation allowances located at the end of the table.

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets are as follows:

millions of dollars	2009	2008

Deferred income taxes — current assets	$60.2	$67.5
Deferred income taxes — current liabilities	(4.8)	(2.7)
Other non-current assets	247.1	201.4
Other non-current liabilities	(89.8)	(89.6)

Net deferred tax asset (current and non-current)	$212.7	$176.6

The other non-current assets and liabilities have been netted within their respective taxing jurisdictions due to consolidation (primarily U.S. and Germany).

The deferred income taxes — current assets are primarily comprised of amounts from the U.S., France, Hungary, Japan and the U.K. The deferred income taxes — current liabilities are primarily comprised of amounts from Germany. The other non-current assets are primarily comprised of amounts from the U.S. The other non-current liabilities are primarily comprised of amounts from Germany, Hungary, Italy, Monaco and the U.K.

The Company has a U.S. capital loss carryforward of $10.1 million, which will expire in 2010. A full valuation allowance has been recorded on this loss carryforward due to risk of realization.

The U.S. based foreign tax credits of $138.3 million will expire beginning in 2013 through 2019. A valuation allowance of $21.2 million has been recorded for the tax effect of some of this carryforward.

At December 31, 2009, the Company has a U.S. net operating loss carryforward of $165.1 million that is available to offset future taxable income. This loss carryforward expires in 2030. Certain non-U.S. subsidiaries have net operating loss carryforwards totaling $64.9 million that are available to offset future taxable income. Carryforwards of $14.2 million expire at various dates from 2011 through 2019 and the balance has no expiration date. A valuation allowance of $3.0 million has been recorded for the tax effect on $15.1 million of the loss carryforwards. Certain U.S. subsidiaries have state net operating loss carryforwards totaling $429.0 million which are completely offset by a valuation allowance due to risk of realization. Certain non-U.S. subsidiaries located in China, Korea and Poland have tax exemptions or tax holidays. The cumulative impact of these tax exemptions or tax holidays was a reduction to tax expense of approximately $7.2 million in 2009.

No deferred income taxes have been provided on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries or foreign equity affiliates totaling $1,592.7 million in 2009, as these amounts are essentially permanent in nature. The excess amount will become taxable upon repatriation of assets, sale, or liquidation of the investment. It is not practicable to determine the unrecognized deferred tax liability on the excess amount because the actual tax liability on the excess amount, if any, is dependent on circumstances existing when remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5	BALANCE SHEET INFORMATION

Detailed balance sheet data are as follows:

millions of dollars
December 31,	2009	2008

Receivables:
Customers	$634.5	$522.7
Other	101.8	90.1

Gross receivables	736.3	612.8
Bad debt allowance(a)	(4.3)	(5.7)

Net receivables	$732.0	$607.1

Inventories:
Raw material and supplies	$187.3	$260.7
Work in progress	69.8	95.7
Finished goods	68.8	111.4

FIFO inventories	325.9	467.8
LIFO reserve	(11.6)	(16.6)

Net inventories	$314.3	$451.2

Other current assets:
Prepaid tooling	$25.6	$28.1
Product liability insurance receivable	24.9	22.1
Derivatives	12.0	11.3
Prepaid tax	2.2	1.6
Prepaid insurance	1.4	1.6
Other	21.8	14.3

Total other current assets	$87.9	$79.0

Property, plant and equipment:
Land	$56.3	$56.1
Buildings	570.0	563.7
Machinery and equipment	1,866.5	1,756.1
Capital leases	2.4	1.1
Construction in progress	126.4	160.0

Total property, plant and equipment	2,621.6	2,537.0
Accumulated depreciation	(1,211.6)	(1,047.4)

	1,410.0	1,489.6
Tooling, net of amortization	80.3	96.6

Property, plant & equipment, net	$1,490.3	$1,586.2

Investments and advances:
Investment in equity affiliates	$194.8	$214.3
Other investments and advances	62.6	52.2

Total investments and advances	$257.4	$266.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

millions of dollars
December 31,	2009	2008

Other non-current assets:
Product liability insurance receivable	$25.0	$12.6
Deferred income taxes	247.1	201.4
Other intangible assets	148.6	148.4
Deferred pension assets	0.1	0.5
Other	29.7	67.8

Total other non-current assets	$450.5	$430.7

Accounts payable and accrued expenses:
Trade payables	$539.2	$423.4
Trade payables for capital expenditures	28.6	43.2
Payroll and employee related	136.7	95.4
Retirement related	34.8	38.7
Product warranties	32.5	51.4
Customer related	31.4	23.3
Product liability	24.9	22.1
Severance	17.5	51.0
Insurance	16.2	12.5
Derivatives	14.6	51.4
Environmental	12.2	5.9
Interest	11.2	10.6
Legal and professional fees	9.1	5.1
Dividends payable to minority shareholders	5.4	6.4
Supplier related	5.2	3.4
Current deferred income taxes	4.8	2.7
Freight	2.9	2.6
Domination and Profit Transfer Agreement obligation	—	44.0
Other	49.9	29.9

Total accounts payable and accrued expenses	$977.1	$923.0

Other non-current liabilities:
Deferred income taxes	$89.8	$89.6
Cross currency swaps	51.2	55.1
Product warranties	29.2	30.7
Product liability accrual	25.0	12.6
Deferred revenue	22.7	25.2
Environmental	10.1	7.4
Self-insurance	7.5	7.6
Derivatives	3.0	26.7
Employee costs	2.0	2.9
Other	55.1	95.3

Total other non-current liabilities	$295.6	$353.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Bad debt allowance:

	2009	2008	2007

Beginning balance	$(5.7)	$(5.2)	$(7.8)
Provision	0.1	(2.4)	0.3
Write-offs	1.4	1.6	3.0
Translation adjustment	(0.1)	0.3	(0.7)

Ending balance	$(4.3)	$(5.7)	$(5.2)

Interest costs capitalized during 2009 and 2008 were $11.2 million and $13.3 million, respectively. As of December 31, 2009 and December 31, 2008, accounts payable of $28.6 million and $43.2 million, respectively, were related to property, plant and equipment purchases. As of December 31, 2009 and December 31, 2008, specific assets of $3.7 million and $7.4 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.

As a result of the impairment charges recorded in the third and fourth quarters of 2008, depreciation expense for the year ended December 31, 2009 was reduced by approximately $11 million.

During the first quarter of 2009, based on current market conditions and asset utilization rates, the Company elected to extend the useful lives of certain machinery and equipment. As a result of this change in estimate, depreciation expense for the year ended December 31, 2009 was reduced by approximately $18 million.

NSK-Warner

The Company has a 50% interest in NSK-Warner, a joint venture based in Japan that manufactures automatic transmission components. The Company’s share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31. The Company’s equity in the earnings of NSK-Warner consists of the 12 months ended November 30 so as to reflect earnings on as current a basis as is reasonably feasible. NSK-Warner is the joint venture partner with a 40% interest in the Drivetrain Group’s South Korean subsidiary, BorgWarner Transmission Systems Korea Inc. Dividends received from NSK-Warner were $48.0 million, $40.8 million and $15.7 million in calendar year 2009, 2008 and 2007, respectively.

Following are summarized financial data for NSK-Warner, translated using the ending or periodic rates as of and for the years ended November 30, 2009, 2008 and 2007 (unaudited):

millions of dollars	2009	2008	2007

Balance sheets:
Current assets	$279.1	$319.1	$304.6
Non-current assets	182.6	185.7	164.3
Current liabilities	137.9	146.3	148.8
Non-current liabilities	45.0	40.5	22.9
Statements of operations:
Net sales	$494.5	$637.9	$552.1
Gross profit	89.2	140.0	122.7
Net income	35.8	67.6	69.4

The equity of NSK-Warner as of November 30, 2009 was $278.8 million, there was no debt and their cash and securities were $83 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchases from NSK-Warner for the years ended December 31, 2009, 2008 and 2007 were $16.5 million, $25.4 million and $24.2 million, respectively.

NOTE 6	GOODWILL AND OTHER INTANGIBLES

The Company annually reviews its goodwill for impairment in the fourth quarter of each year for all of its reporting units, or more often when events and circumstances warrant such a review.

The Company’s goodwill impairment review utilizes the “two-step impairment test” required under ASC Topic 350, which requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of our goodwill impairment analysis is the Company’s annual budget and long-range plan (“LRP”). The annual budget and LRP include a five year projection of future cash flows based on actual new products and customer commitments. As part of the projection, we assumed the last year of the LRP data is a fair indication, on average, including fundamental industry growth, of the future performance of the business beyond the five year period into perpetuity. As the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. We also utilize market valuation models and other financial ratios, which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We believe that the assumptions and estimates used to determine the estimated fair values of each of our business units are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s December 31, 2009 goodwill impairment review are as follows:

•	Discount Rate: The Company used a 10% weighted average cost of capital (“WACC”) as the discount rate for future cash flows. The WACC is intended to represent an estimate of the Company’s weighted average cost of debt and equity. We believe this 10% discount rate is representative of a rate of return that would be expected by a market participant.

•	Operating Income Margin: The Company utilized historical and expected operating income margins, which varied based on the projections of each business unit being evaluated.

While the Company believes that these assumptions are appropriate, significant changes in these assumptions may materially affect the Company’s analysis. The following table illustrates the sensitivity to an increase in our discount rate and decrease in our operating income margin assumptions; as it would have reduced the Company’s goodwill of $1,061.4 million as of December 31, 2009:

2009
millions of dollars	Impairment Impact

1 percentage point increase in discount rate	$109.9
1 percentage point decrease in operating income margin	$93.1

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

See Note 18, “Recent Transactions”, for further discussion on the BERU Domination and Profit Transfer Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2009 and 2008 are as follows:

	Engine	Drivetrain	Engine	Drivetrain
millions of dollars	2009		2008

Gross goodwill balance as of January 1	$1,289.6	$264.8	$1,247.2	$266.1
Accumulated impairment losses	(501.8)	(0.2)	(345.0)	(0.2)

Net goodwill balance as of January 1	$787.8	$264.6	$902.2	$265.9
Goodwill during the year:
Acquired	—	—	74.5	—
Impaired	—	—	(156.8)	—
Divested	(1.1)	—	—	—
Translation adjustment	9.3	0.8	(32.1)	(1.3)

Balance as of December 31	$796.0	$265.4	$787.8	$264.6

The Company’s other intangible assets, primarily from acquisitions consist of the following:

	December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
millions of dollars	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets
Patented technology	$32.8	$11.6	$21.2	$16.8	$4.2	$12.6
Unpatented technology	6.7	3.2	3.5	6.6	2.3	4.3
Customer relationships	119.1	46.2	72.9	116.3	32.5	83.8
Distribution network	54.4	43.6	10.8	53.1	31.9	21.2
Miscellaneous	14.7	11.9	2.8	14.7	11.9	2.8

Total amortized intangible assets	227.7	116.5	111.2	207.5	82.8	124.7
In-process R&D	13.1	—	13.1	—	—	—
Unamortized trade names	24.3	—	24.3	23.7	—	23.7

Total intangible assets	$265.1	$116.5	$148.6	$231.2	$82.8	$148.4

Amortization of other intangible assets was $26.2 million, $27.1 million and $21.5 million in 2009, 2008 and 2007, respectively. The amortization totals include non-recurring charges directly attributable to acquisitions, as described in Note 18, “Recent Transactions”. The estimated useful lives of the Company’s amortized intangible assets range from 4 to 12 years. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is as follows: $27.1 million in 2010, $16.5 million in 2011, $16.5 million in 2012, $16.5 million in 2013 and $16.5 million in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A roll-forward of the gross carrying amounts for the years ended December 31, 2009 and 2008 is presented below:

millions of dollars	2009	2008

Beginning balance	$231.2	$201.8
Acquisitions	27.7	39.9
Write-offs	—	(3.2)
Translation adjustment	6.2	(7.3)

Ending balance	$265.1	$231.2

A roll-forward of accumulated amortization for the years ended December 31, 2009 and 2008 is presented below:

millions of dollars	2009	2008

Beginning balance	$82.8	$62.4
Provisions	26.2	27.1
Non-recurring charges (write-offs)	4.6	(3.2)
Translation adjustment	2.9	(3.5)

Ending balance	$116.5	$82.8

On June 2, 2009, the Company announced the purchase of advanced gasoline ignition technology and related intellectual property from Florida-based Etatech, Inc. In connection with ASC amended Topic 805, Business Combinations, the Company capitalized $13.1 million of in-process R&D. The Company intends to commercialize a high-frequency ignition system based on Etatech technology in the next three to five years. Amortization of the $13.1 million of in-process R&D will coincide with the commercial application of the technology.

NOTE 7	PRODUCT WARRANTY

The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2009 and 2008 were as follows:

millions of dollars	2009	2008

Beginning balance	$82.1	$70.1
Provisions	46.0	66.1
Payments	(68.3)	(50.6)
Translation adjustment	1.9	(3.5)

Ending balance	$61.7	$82.1

Contained within the 2008 provision is approximately $23.5 for a warranty-related issue associated with a company’s transmission product sold in Europe, limited to mid-2007 through May 2008 production. Approximately $17 million of this claim was paid in 2009.

The product warranty liability is classified in the consolidated balance sheets as follows:

millions of dollars	2009	2008

Accounts payable and accrued expenses	$32.5	$51.4
Other non-current liabilities	29.2	30.7

Total product warranty liability	$61.7	$82.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8	NOTES PAYABLE AND LONG-TERM DEBT

Following is a summary of notes payable and long-term debt. The weighted average interest rate on all borrowings outstanding as of December 31, 2009 and 2008 was 6.9% and 5.0%, respectively.

millions of dollars	2009		2008
December 31,	Current	Long-Term	Current	Long-Term

Bank borrowings and other	$32.5	$1.5	$130.7	$1.0
Term loans due through 2015 (at an average rate of
3.9% in 2009 and 4.9% in 2008)	36.6	7.6	53.1	12.9
6.50% Senior Notes due 02/17/09, net of unamortized discount(a)	—	—	136.7	—
3.50% Convertible Notes dues 4/15/12	—	330.2	—	—
5.75% Senior Notes due 11/01/16, net of unamortized discount(a)	—	149.3	—	149.2
8.00% Senior Notes due 10/01/19, net of unamortized discount(a)	—	133.9	—	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.3	—	119.2

Carrying amount of notes payable and long-term debt	69.1	741.8	320.5	416.2
Impact of derivatives on debt(a)	—	31.4	0.2	43.4

Total notes payable and long-term debt	$69.1	$773.2	$320.7	$459.6

(a)	In 2006, the Company entered into several interest rate swaps that had the effect of converting $325.0 million of fixed rate notes to variable rates. The weighted average effective interest rate of these borrowings, including the effects of outstanding swaps as noted in Note 9 was 5.3% as of December 31, 2008. In the first quarter of 2009, $100 million in interest rate swaps related to the Company’s 2009 fixed rate debt matured and the Company terminated $150 million in interest rate swap agreements related to the Company’s 2016 fixed rate debt and $75 million of interest rate swap agreements related to the Company’s 2019 fixed rate debt. As a result of the first quarter 2009 swap terminations, a $34.5 million gain remained in debt to be amortized over the remaining lives of the respective 2016 and 2019 debt. As of December 31, 2009, the unamortized portion was $31.4 million.

Annual principal payments required as of December 31, 2009 are as follows (in millions of dollars):

2010	$69.1
2011	4.4
2012	332.4
2013	2.1
2014	—
After 2014	436.5

Total Payments	$844.5
Less: Unamortized Discounts	(2.2)

Total	$842.3

The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s multi-currency revolving credit facility provided for borrowings up to $600 million through July 22, 2009. On April 30, 2009, the Company extended its revolving credit facility for eighteen months, maturing January 22, 2011. The facility was reduced to $250 million beginning July 23, 2009. The facility is now secured by unperfected pledges of the Company’s equity interests in its subsidiaries and certain assets. No secured party is entitled to perfect its lien on any of the collateral until the long term unsecured senior, non-credit enhanced debt rating of the Company is rated less than or equal to BB+ by Standard & Poor’s and less than or equal to Ba1 by Moody’s. The Company’s credit rating as of December 31, 2009 was BBB by Standard & Poor’s and Ba1 by Moody’s. The three key covenants of the credit agreement are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at December 31, 2009 and expects to remain compliant in future periods. At December 31, 2009 and 2008 there were no outstanding borrowings under the facility.

The Company had outstanding letters of credit at December 31, 2009 and 2008 of $15.2 million and $21.4 million, respectively. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

The Company’s 6.50% Senior Notes of $136.7 million matured on February 17, 2009. On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under ASC Topic 470, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement), the Company must account for the convertible senior notes by bifurcating the instrument between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. Therefore, the Company’s December 31, 2009 Consolidated Balance Sheet includes an increase in debt of $330.2 million and an increase in capital in excess of par of $36.5 million. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this bond accretion is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009 is $22.2 million, of which $12.7 million will be non-cash. The notes will pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.

Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. Since the Company’s stock price was above the convertible senior notes conversion price of $32.82 as of December 31, 2009, the if-converted value was approximately $4.6 million at December 31, 2009. There was no dilutive impact to weighted average shares outstanding for the year-ended December 31, 2009 due to the convertible senior notes. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of our common stock or a combination thereof at our election. The convertible senior notes were issued under the Company’s $750 million universal shelf registration filed with the Securities and Exchange Commission, leaving approximately $376 million available as of December 31, 2009.

As of December 31, 2009 and 2008, the estimated fair values of the Company’s senior unsecured notes totaled $776 million and $532.3 million, respectively. The estimated fair values were $43.3 million higher at December 31, 2009 and $6.7 million lower at December 31, 2008 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

NOTE 9	FAIR VALUE MEASUREMENTS

On January 1, 2009, the Company fully adopted as required, ASC Topic 820 — “Fair Value Measurements” which expands the disclosure of fair value measurements and its impact on the Company’s financial statements.

ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity specific measurement. Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table classifies the assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs	Valuation
(millions)	2009	(Level 1)	(Level 2)	(Level 3)	Technique

Assets:
Engine segment fixed assets	$—	$—	$—	$—	B
Commodity contracts	8.4	—	8.4	—	A
Foreign exchange contracts	3.8	—	3.8	—	A

	$12.2	$—	$12.2	$—

Liabilities:
Commodity contracts	$0.1	$—	$0.1	$—	A
Foreign exchange contracts	17.5	—	17.5	—	A
Net investment hedge contracts	51.2	—	51.2	—	A

	$68.8	$—	$68.8	$—

The change in the fair value of the Company’s net fixed assets impaired in the second quarter of 2009 was as follows:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)

Net book value prior to impairment	$22.3
Fixed asset impairment charge	(22.3)

Net book value after impairment charge	$—

Refer to Note 18, “Restructuring” of the Notes to the Consolidated Financial Statements for further discussion of this impairment charge

Refer to Note 1, “Summary of Significant Accounting Policies” and Note 10, “Financial Instruments”, for more detail surrounding the Company’s valuation methodology, inputs used, and fair value adjustment recorded for the year-ended December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables classify the Company’s defined benefit plan assets measured at fair value on a recurring and non-recurring basis as of December 31, 2009:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs	Valuation
(millions)	2009	(Level 1)	(Level 2)	(Level 3)	Technique

U.S. Plans:
Fixed income securities	$122.0	$—	$122.0	$—	A
Equity securities	124.3	43.3	81.0	—	A
Cash, real estate and other	22.8	—	22.8	—	A

	$269.1	$43.3	$225.8	$—

Non-U.S. Plans:
Fixed income securities	$42.1	$—	$42.1	$—	A
Equity securities	72.7	—	72.7	—	A
Cash, real estate and other	29.2	—	29.2	—	A

	$144.0	$—	$144.0	$—

Refer to Note 11, “Retirement Benefit Plans”, for more detail surrounding the plan’s asset investment policies and strategies, target allocation percentages, and expected return on plan asset assumptions.

NOTE 10	FINANCIAL INSTRUMENTS

On January 1, 2009, the Company adopted as required, ASC Topic 815, “Disclosures about Derivative Instruments and Hedging Activities” which expands the disclosure of financial instruments.

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity forward contracts, and foreign currency forward contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At December 31, 2009 the Company had no derivative contracts that contained credit risk related contingent features.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). Fair values of cross currency swaps are based on observable inputs, such as interest rate, yield curves, credit risks, currency exchange rates and other external valuation methodology (Level 2 inputs under ASC Topic 820).

The Company uses certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The primary purpose of our commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. The fair values for certain commodity derivative instruments are based on Level 2 evidence (for example, future prices reported on commodity exchanges) under ASC Topic 820. To the extent that derivative instruments are deemed to be effective as defined by ASC Topic 815, gains and losses arising from these contracts are deferred in other comprehensive income or loss. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses foreign exchange forward and option contracts to protect against exchange rate movements for forecasted cash flows for purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Most contracts mature in less than one year, however, certain long-term commitments are covered by forward currency arrangements to protect against currency risk through 2011. Foreign currency contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. To the extent that derivative instruments are deemed to be effective as defined by ASC Topic 815, gains and losses arising from these contracts are deferred in other comprehensive income or loss. Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized. The fair values of foreign exchange forward and option contracts are based on Level 2 inputs under ASC Topic 820, such as observable exchange rates on various exchanges.

In 2006, the Company entered into a series of interest rate swaps designated as fair value hedges of a portion of its senior notes. In the first quarter of 2009 the company terminated interest rate swaps designated as fair value hedges of debt. Therefore, the basis adjustments of $34.5 million present at the termination of the hedging relationship will be amortized over the remaining life of the respective debt maturing in 2016 and 2019. The $30.0 million cash received related to the termination of these interest rate swaps is included in the Financing section of the Statement of Cash Flows. The Company recognized $5.7 million in interest expense in the first quarter of 2009 as a result of the early termination. As of December 31, 2009, there were no outstanding fixed to floating interest rate swap agreements.

Effectiveness for cash flow, fair value and net investment hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Ineffectiveness is measured quarterly and results are recognized in earnings.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At December 31, 2009 the following cross-currency swaps were outstanding:

	Cross-Currency Swaps
	Notional	Notional
(millions)	in USD	in Local Currency	Duration

Floating $ to Floating €	$75.0	€58.5	Oct - 19
Floating $ to Floating ¥	$150.0	¥17,581.5	Nov - 16

At December 31, 2009 the following commodity derivative contracts were outstanding:

	Commodity Hedges
		Units of	Maximum
Commodity	Notional	Measure	Duration

Nickel	780	Metric Tons	Dec - 10
Copper	759	Metric Tons	Dec - 10
Aluminum	330	Metric Tons	Dec - 10
Natural Gas	392,396	MMBtu	Dec - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009 the following foreign exchange derivative contracts were outstanding:

(millions)

Currency Hedges
Functional	Traded	Notional in
Currency	Currency	Traded Currency	Duration

British Pound	Euro	84.3	Dec - 11
Euro	Hungarian Forint	2,562.6	Dec - 10
Euro	British Pound	10.5	Jan - 10
Euro	US Dollar	0.4	Feb - 10
Euro	Japanese Yen	16.7	Mar - 10
Indian Rupee	US Dollar	7.4	Dec - 11
Korean Won	Euro	62.3	Dec - 10
US Dollar	Indian Rupee	372.9	Dec - 11

At December 31, 2009 the following amounts were recorded in the Company’s balance sheet as being payable to or receivable from counterparties.

(millions)

Derivatives Designated as
Hedging Instruments under	Assets		Liabilities
Topic 820	Location	2009	Location	2009

Foreign Exchange Contracts	Prepayments and Other Current Assets	$3.6	Accounts Payable and Accrued Expenses	$14.5
	Other Non-Current Assets	0.2	Other Non-Current Liabilities	3.0
Commodity Contracts	Prepayments and Other Current Assets	8.4	Accounts Payable and Accrued Expenses	0.1
	Other Non-Current Assets	—	Other Non-Current Liabilities	—
Net Investment Hedges	Prepayments and Other Current Assets	—	Accounts Payable and Accrued Expenses	—
	Other Non-Current Assets	—	Other Non-Current Liabilities	51.2

Included in the $(51.2) million fair market value of the Net Investment Hedges is a $5.1 million favorable adjustment for non-performance risk in accordance with ASC Topic 820.

The table below shows deferred losses at the end of the period reported in other comprehensive income (loss) (OCI) and amounts expected to be reclassified to income or loss within the next twelve months. The loss expected to be reclassified to income or loss in one year or less assumes no change in the current relationship of the hedged item and December 31, 2009 market rates.

	Gain/(Loss)	Gain/(Loss) Expected to
(millions)	in OCI at	be Reclassified to Income
Contract Type	December 31, 2009	in One Year or Less

Foreign Exchange	$(11.4)	$(8.6)
Commodity	7.3	7.3
Net Investment Hedges	(47.2)	—

Total	$(51.3)	$(1.3)

The following tables represent gains (losses) related to hedge transactions for the year ended December 31, 2009.

Cash Flow hedges held during the period resulted in the following gains and losses recorded in income. The effective portion of gains or losses exactly offset losses or gains in the underlying transaction that they were designated to hedge, and are recorded on the same line in the income statement. Ineffectiveness

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting from imperfect matches between changes in value of hedge contracts and changes in value of the underlying transaction are immediately recognized in earnings.

Derivatives Designated as Cash Flow Hedging Instruments under Topic 820

		Gain/(Loss) Reclassified		Gain/(Loss)
		from OCI to Income		Recognized in Income
		(Effective Portion)		(Ineffective Portion)
(millions)		Year Ended		Year Ended
Contract Type	Location	December 31, 2009	Location	December 31, 2009

Foreign Exchange	Sales	$(14.4)	SG&A Expense	$(4.5)
Foreign Exchange	Cost of Goods Sold	5.2	SG&A Expense	0.6
Foreign Exchange	SG&A Expense	(0.7)	SG&A Expense	—
Commodity	Cost of Goods Sold	(7.2)	Cost of Goods Sold	0.3

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

Derivatives Designated as Net Investment Hedges under Topic 820

Gain/(Loss)
			Gain/(Loss) Reclassified		Recognized
			from OCI to Income		in Income
			(Effective Portion)		(Ineffective Portion)
(millions)			Year Ended		Year Ended
Contract Type	Location		December 31, 2009	Location	December 31, 2009

Cross-Currency Swap	(None	)	—	Interest Expense	$1.1

The Company may also enter into derivative contracts that are not designated as hedging instruments as defined by ASC Topic 815. Undesignated derivative instruments substantially pertain to foreign exchange contracts that are used to offset the impact of foreign currency denominated assets and liabilities. The Company does not apply hedge accounting because the gain (loss) on the derivative contract is generally offset by the ASC Topic 830, “Foreign Currency Translation,” remeasurement gain (loss) of the foreign currency asset or liability in the same reporting period.

Derivatives Not Designated as Hedging Instruments under Topic 820

	(Loss) Recorded in
	Income on Derivative
(millions)		Year Ended
Contract Type	Location	December 31, 2009

Foreign Exchange	SG&A Expense	$(4.4)

At December 31, 2009 derivative instruments that are designated as fair value hedging instruments as defined by ASC Topic 815 were immaterial.

NOTE 11	RETIREMENT BENEFIT PLANS

The Company sponsors various defined contribution savings plans primarily in the U.S. that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans was $16.6 million, $22.1 million and $23.7 million in 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The defined pension benefits provided are primarily based on (i) years of service and (ii) average compensation or a monthly retirement benefit amount. The Company provides defined benefit pension plans in the U.S., U.K., Germany, Japan, South Korea, Italy, France, Ireland, Monaco and Mexico. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans. All pension and other post employment benefit plans in the U.S. have been closed to new employees since 1999. The measurement date for all plans is December 31.

On February 26, 2009, the Company’s subsidiary, BorgWarner Diversified Transmission Products Inc. (“DTP”), entered into a Plant Shutdown Agreement with the United Auto Workers (“UAW”) for its Muncie, Indiana automotive component plant (the “Muncie Plant”). Management subsequently wound-down production activity at the plant, with operations effectively ceased as of March 31, 2009. As a result of the closure of the Muncie Plant, the Company recorded a curtailment gain of $41.9 million in the other post employment benefit plan in the first quarter of 2009.

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

As part of the Plant Shutdown Agreement with the UAW for the Muncie Plant, the Company changed certain pension plan provisions. The pre-tax impact of this change was a $2.3 million reduction in 2009 U.S. pension expense and a $13.5 million reduction in the projected benefit obligation.

In April 2009, the Company made changes to certain Muncie retirees medical program. The effect of the changes to this group is that members will pay a higher percentage of the annual premium for Company-sponsored retiree medical coverage from retirement to age 65, and the group will not receive Company-sponsored Medicare Supplemental coverage once entitled to Medicare. Consistent with the majority of other U.S. BorgWarner retiree medical plans, retirees will receive an annual per member allowance toward the purchase of individual Medicare health plan coverage and for reimbursement of healthcare out-of-pocket expenses The financial impact of this change was a $22.2 million reduction to retirement-related liabilities and a $22.2 million increase in accumulated other comprehensive income.

In June 2009, the Company announced its plan to freeze its defined benefit plan at its Bradford plant in the United Kingdom in consultation with affected employees and their representatives. The effect of this change was that participants in the Bradford defined benefit plan ceased to accrue defined benefits after October 31, 2009. Future pension benefits will be earned within an existing defined contribution plan going forward. The financial impact of this change was a $3.7 million reduction to retirement-related liabilities, a $3.5 increase in accumulated other comprehensive income and $0.2 million in income recognition in the second quarter of 2009.

On December 11, 2009, the Company offered a proposed settlement agreement regarding the closure of the Muncie plant to the Pension Benefit Guaranty Corporation (“PBGC”) in which the Company will make certain payments directly to the Muncie Plant’s defined benefit pension plan (the “Plan”). On December 23, 2009 the Company made an initial cash contribution of $23 million for the 2009 Plan year, consistent with the proposed settlement agreement. Also under the proposed settlement agreement for each of the Plan years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning in 2011, 2012, and 2013, the Company will make a cash contribution to the Plan in the amount of $15 million, unless this contribution exceeds the maximum amounts deductible under the applicable US tax regulations.

In September 2008 and 2007, the Company made changes to its U.S. retiree medical program that impact certain union and non-union active employees with a future retiree benefit and current retirees participating in a health care plan. The effect of the changes to both groups is that most members will pay a higher percentage of the annual premium for Company-sponsored retiree medical coverage between retirement and age 65, and neither group will receive Company-sponsored Medicare health plan coverage once entitled to Medicare. Instead, certain active employees received a lump sum credit into a non-contributory cash balance pension plan earning interest each year. Current retirees receive an annual per member allowance toward the purchase of individual Medicare health plan coverage and for reimbursement of healthcare out-of-pocket expenses.

The following table summarizes the expenses for the Company’s defined contribution and defined benefit pension plans and the other post employment defined benefit plans.

millions of dollars	2009	2008	2007

Defined contribution expense	$16.6	$22.1	$23.7
Defined benefit pension expense	33.1	19.2	45.5
Other post employment benefit expense	(48.4)	1.3	(3.5)

Total	$1.3	$42.6	$65.7

The following provides a reconciliation of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Pension Benefits			Other Post
	2009		2008		Employment Benefits
millions of dollars	US	Non-US	US	Non-US	2009	2008

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$317.9	$280.4	$326.9	$335.1	$328.5	$373.1
Service cost	0.3	9.9	2.0	10.4	0.8	2.2
Interest cost	20.7	16.5	20.9	17.3	18.6	22.7
Plan participants’ contributions	—	0.1	—	—	—	—
Plan amendments	(13.5)	—	—	—	(22.2)	(19.5)
Curtailment/settlement (gain) loss	—	(4.3)	7.5	(0.4)	(30.9)	(10.4)
Actuarial (gain) loss	24.9	19.2	(15.6)	(22.7)	11.7	(4.1)
Currency translation	—	17.2	—	(49.2)	—	—
Other	—	3.4	—	5.8	—	—
Benefits paid	(33.8)	(15.9)	(23.8)	(15.9)	(28.0)	(35.5)

Projected benefit obligation at end of year	$316.5	$326.5	$317.9	$280.4	$278.5	$328.5

Change in plan assets:
Fair value of plan assets at beginning of year	$230.8	$114.0	$338.5	$187.0
Actual return on plan assets	49.1	18.0	(83.9)	(31.8)
Employer contribution	23.0	16.3	—	13.3
Plan participants’ contribution	—	0.1	—	—
Currency translation	—	11.6	—	(38.6)
Other	—	(0.1)	—	—
Benefits paid	(33.8)	(15.9)	(23.8)	(15.9)

Fair value of plan assets at end of year	$269.1	$144.0	$230.8	$114.0

Funded status	$(47.4)	$(182.5)	$(87.1)	$(166.4)	$(278.5)	$(328.5)

Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	—	$0.1	—	$0.5	$—	$—
Current liabilities	—	(6.2)	—	(6.8)	(28.6)	(31.9)
Non-current liabilities	(47.4)	(176.4)	(87.1)	(160.1)	(249.9)	(296.6)

Net amount recognized	$(47.4)	$(182.5)	$(87.1)	$(166.4)	$(278.5)	$(328.5)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$147.9	$44.2	$166.5	$32.4	$136.3	$142.8
Net prior service cost (credit)	(12.8)	0.2	0.1	0.2	(66.4)	(99.2)
Net transition obligation	—	—	—	0.1	—	—

Net amount recognized*	$135.1	$44.4	$166.6	$32.7	$69.9	$43.6

Total accumulated benefit obligation for all plans	$316.5	$317.1	$317.9	$265.2

*	Accumulated other comprehensive loss (“OCI”) shown above does not include our equity investee, NSK-Warner. NSK-Warner had an OCI loss of $16.0 million in 2009 and $9.4 million in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of pension plans included above with accumulated benefit obligations in excess of plan assets at December 31 is as follows:

millions of dollars	2009	2008

Accumulated benefit obligation	$(630.5)	$(583.1)
Plan assets	409.1	344.8

Deficiency	$(221.4)	$(238.3)

Pension deficiency by country:
United States	$(47.4)	$(87.1)
United Kingdom	(19.1)	(18.0)
Germany	(131.1)	(110.9)
Other	(23.8)	(22.3)

Total pension deficiency	$(221.4)	$(238.3)

The weighted average asset allocations of the Company’s funded pension plans at December 31, 2009 and 2008, and target allocations by asset category are as follows:

			Target
	2009	2008	Allocation

U.S. Plans:
Cash, real estate and other	9%	12%	5-15%
Fixed income securities	45%	42%	35-55%
Equity securities	46%	46%	35-55%

	100%	100%

Non-U.S. Plans:
Cash, real estate and other	10%	10%	7-11%
Fixed income securities	31%	33%	31-37%
Equity securities	59%	57%	54-60%

	100%	100%

The Company’s investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. Within each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained within each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2009 and 2008. A portion of pension assets are invested in common and comingled trusts.

The Company expects to contribute a total of $10 million to $20 million into its defined benefit pension plans during 2010.

Refer to Note 9, “Fair Value Measurements”, for more detail surrounding the fair value of each major category of plan assets as well as the inputs and valuation techniques used to develop the fair value measurements of the plan’s assets at December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See the table below for a breakout between U.S. and non-U.S. pension plans:

	Pension Benefits						Other Post
millions of dollars	2009		2008		2007		Employment Benefits
For the Year Ended December 31,	US	Non-US	US	Non-US	US	Non-US	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$0.3	$9.9	$2.0	$10.4	$2.0	$10.9	$0.8	$2.2	$5.5
Interest cost	20.7	16.5	20.9	17.3	18.2	15.9	18.6	22.7	28.2
Expected return on plan assets	(16.2)	(9.6)	(28.2)	(13.1)	(29.6)	(13.2)	—	—	—
Settlements, curtailments and other	3.3	0.6	7.5	—	37.1	0.7	(61.9)*	(8.7)	(33.9)
Amortization of unrecognized
prior service cost (benefit)	(0.5)	—	—	—	—	—	(13.2)	(25.0)	(17.7)
Amortization of unrecognized loss	7.3	0.8	2.3	0.1	2.0	1.5	7.3	10.1	14.4

Net periodic benefit cost (benefit)	$14.9	$18.2	$4.5	$14.7	$29.7	$15.8	$(48.4)	$1.3	$(3.5)

*	Note: In the year ended December 31, 2009, the other post employment benefits settlement/curtailment of $61.9 million, in the table above, was offset by a $34.0 million cost to settle, resulting in a net pre-tax gain of $27.9 million. Excluding the $61.9 million settlement/curtailment gain, the Company’s 2009 other post employment benefit expense was $13.5 million.

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $7.4 million. The estimated net loss and prior service credit for the other post employment plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $9.1 million and $(6.9) million, respectively.

The Company’s weighted-average assumptions used to determine the benefit obligations for its defined benefit pension and other post employment plans as of December 31, 2009 and 2008 were as follows:

percent	2009	2008

U.S. pension plans:
Discount rate	5.75	7.00
Rate of compensation increase	3.50	3.50
U.S. other post employment plans:
Discount rate	5.50	7.00
Rate of compensation increase	N/A	N/A
Non-U.S. pension plans:
Discount rate	5.43	5.67
Rate of compensation increase	2.57	2.77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted-average assumptions used to determine the net periodic benefit cost (benefit) for its defined benefit pension and other post employment benefit plans for the three years ended December 31, 2009 were as follows:

percent	2009	2008	2007

U.S. pension plans
Discount rate	7.09	6.50	5.94
Rate of compensation increase	3.50	3.50	3.50
Expected return on plan assets	7.50	8.75	8.75
U.S. other post employment plans
Discount rate	7.00	6.50	6.00
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A
Non-U.S. pension plans
Discount rate	5.72	5.42	4.68
Rate of compensation increase	2.77	3.10	2.95
Expected return on plan assets	7.10	7.05	7.09

The Company’s approach to establishing the discount rate is based upon the market yields of high-quality corporate bonds, with appropriate consideration of each plan’s defined benefit payment terms and duration of the liabilities. The discount rate assumption is typically rounded up or down to the nearest 25 basis points for each plan.

The Company determines its expected return on plan asset assumptions by evaluating estimates of future market returns and the plans’ asset allocation. The Company also considers the impact of active management of the plans’ invested assets. The Company’s expected return on assets assumption reflects the asset allocation of each plan. The Company’s assumed long-term rate of return on assets for its U.S. pension plans was 7.50% in 2009 and 8.75% for 2008 and 2007. The Company’s assumed long-term rate of return on assets for its U.K. pension plan was 7.50% in 2009 and 7.25% for 2008 and 2007.

The estimated future benefit payments for the pension and other post employment benefits are as follows:

	Pension Benefits		Other Post Employment Benefits
			W/o Medicare	With Medicare
millions of dollars			Part D	Part D
Year	U.S.	Non-U.S.	Reimbursements	Reimbursements

2010	$27.0	$15.0	$30.5	$29.4
2011	26.9	15.1	30.3	29.3
2012	26.5	15.2	29.7	28.8
2013	26.1	16.7	28.7	27.8
2014	25.1	18.0	27.9	27.0
2015-2019	116.7	99.3	121.9	117.8

The weighted-average rate of increase in the per capita cost of covered health care benefits is projected to be 7.70% in 2010 for pre-65 and post-65 participants, decreasing to 5% by the year 2019. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage Point
millions of dollars	Increase	Decrease

Effect on other post employment benefit obligation	$18.8	$(16.7)
Effect on total service and interest cost components	$1.1	$(1.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12	STOCK INCENTIVE PLANS

Under the Company’s 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2009 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant was 12,500,000, of which approximately 2,900,000 shares are available for future issuance. As of December 31, 2009, there were a total of 5,177,282 outstanding options under the 1993 and 2004 Stock Incentive Plans.

Stock Options Stock option compensation expense reduced earnings before income taxes and noncontrolling interest and net earnings for the years ended December 31, 2009, 2008 and 2007 by:

	Year Ended
	December 31,
(millions), except per share data	2009	2008	2007

Earnings before income taxes and noncontrolling interest	$6.6	$12.2	$16.3
Net earnings	$5.1	$9.1	$11.9
Per share — basic	$0.04	$0.08	$0.10
Per share — diluted	$0.04	$0.08	$0.10

Total unrecognized compensation cost related to nonvested stock options at December 31, 2009 is approximately $0.5 million. This cost is expected to be recognized in the first quarter of 2010.

A summary of the plans’ shares under option at December 31, 2009, 2008 and 2007 is as follows:

		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(thousands)	Price	Life (in years)	(In millions)

Outstanding at January 1, 2007	6,942	$23.74	7.8	$40.1
Granted	1,816	$34.95
Exercised	(1,744)	20.52		$36.4
Forfeited	(683)	24.48

Outstanding at December 31, 2007	6,331	$27.75	7.7	$130.8

Granted	—	—
Exercised	(366)	23.82		$8.3
Forfeited	(167)	32.58

Outstanding at December 31, 2008	5,798	$27.86	6.7	$6.0

Granted	—	—
Exercised	(381)	$23.89		$3.4
Forfeited	(315)	$30.12
Other	75	$23.59

Outstanding at December 31, 2009	5,177	$27.98	5.8	$29.7

Options exercisable at December 31, 2009	4,494	$26.92	5.6	$29.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options outstanding			Options Exercisable
		Weighted-Average
	Number	Remaining		Number
	Outstanding	Contractual	Weighted-Average	Exercisable	Weighted-Average
Range of Exercise Prices	(Thousands)	Life (Years)	Exercise Price	(Thousands)	Exercise Price

$8.17 - 9.90	72	0	$9.02	72	$9.02
$12.07 - 16.52	569	0.3	$14.12	569	$14.12
$22.15 - 34.95	4,536	5.5	$30.02	3,853	$29.14

	5,177	5.8	$27.98	4,494	$26.92

The weighted average fair value at date of grant for options granted during 2007 was $10.52 and was estimated using the Black-Scholes options pricing model with the following weighted average assumptions:

2007

Risk-free interest rate	4.82%
Dividend yield	0.97%
Volatility factor	28.64%
Weighted average expected life	4.7 years

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

Restricted Stock At its November 2007 meeting, our Compensation Committee decided that restricted common stock and stock units would be awarded in place of stock options for long-term incentive award grants to employees. These restricted shares and units for employees vest fifty percent after two years and the remainder after three years from the date of grant. The Company also grants restricted common stock to its non-employee directors. For non-employee directors restricted shares generally vest ratably on the anniversary of the date of the grant over a period of three years. The market value of the Company’s restricted common stock and stock units at the date of grant determines the value of the restricted common stock. In February 2009, 1,000,643 restricted shares and units were granted to employees under the 2004 Stock Incentive Plan. In April 2009, 43,349 restricted shares were granted to non-employee directors under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in stockholders’ equity, and is amortized as compensation expense over the restriction periods.

Restricted stock compensation expense reduced earnings before income taxes and noncontrolling interest and net earnings for the years ended December 31, 2009, 2008 and 2007 by:

	Year Ended
	December 31,
(millions), except per share data	2009	2008	2007

Earnings before income taxes and noncontrolling interest	$14.8	$9.6	$2.2
Net earnings	$11.4	$7.2	$1.7
Per share — basic	$0.10	$0.06	$0.01
Per share — diluted	$0.10	$0.06	$0.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors at December 31, 2009, 2008 and 2007 follows:

	Shares
	Subject to	Weighted
	Restriction	Average
	(Thousands)	Price

Nonvested at January 1, 2007	36.7	$28.58
Granted	262.0	43.90
Vested	(17.8)	28.05

Nonvested at December 31, 2007	280.9	$42.90
Granted	412.4	46.43
Vested	(14.6)	30.14
Forfeited	(17.2)	46.41

Nonvested at December 31, 2008	661.5	$45.29
Granted	1,044.0	20.61
Vested	(23.5)	51.03
Forfeited	(134.9)	29.79

Nonvested at December 31, 2009	1,547.1	$29.90

Performance Share Plans The 2004 Stock Incentive Plan provides for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company’s performance in terms of total shareholder return relative to a peer group of automotive companies. Awards earned are payable 40% in cash and 60% in the Company’s common stock.

The Company recognizes compensation expense for the 40% cash component and 60% stock component ratably over the performance period. Compensation expense for the 60% stock component is based on the performance shares fair value at the date of grant. This fair value is calculated using a lattice model (Monte Carlo simulation). The compensation expense for the 40% cash component is based on quarterly marking to market the cash liability. The amounts expensed under the plan and the share issuances for the three-year measurement periods ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Expense ($ millions)	$10.7	$4.3	$17.1
Number of shares*	269,896	287,816	197,052

*	Shares are issued in February of the following year.

Proceeds from stock option exercises for 2009, 2008 and 2007 were as follows:

	Year Ended
	December 31,
	2009	2008	2007

Proceeds from stock based compensation — gross	$9.4	$14.1	$35.9
Tax benefit (loss)	(0.7)	3.0	10.4

Proceeds from stock based compensation — net	$8.7	$17.1	$46.3

In calculating earnings or loss per share, earnings or loss are the same for the basic and diluted calculations. Due to the effects of stock options issued and issuable and restricted shares issued under the 1993 Plan and 2004 Stock Incentive Plan, shares increased for diluted earnings per share for the year ended December 31, 2009 and 2007 by 417,000 and 1,838,000, respectively. There was no dilutive impact to weighted average shares outstanding for the year ended December 31, 2008 due to the Company’s net loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13	OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, in the Consolidated Balance Sheets are as follows:

millions of dollars	2009	2008

Foreign currency translation adjustments, net	$210.6	$155.8
Market value of hedge instruments, net	(31.2)	(76.3)
Defined benefit post employment plans, net	(165.9)	(162.5)
Comprehensive loss attributable to the noncontrolling interest	1.0	(2.9)

Accumulated other comprehensive income (loss)	$14.5	$(85.9)

The changes in the components of other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity are as follows:

millions of dollars	2009	2008	2007

Foreign currency translation adjustments	$54.8	$(88.6)	$162.5
Market value change of hedge instruments	63.3	(56.8)	(56.5)
Income taxes	(18.2)	19.3	17.7

Net foreign currency translation and hedge instruments adjustment	99.9	(126.1)	123.7
Unrealized loss on available-for-sale securities	—	(1.4)	(0.1)
Defined benefit post employment plans	(13.1)	(104.5)	133.2
Income taxes	9.7	29.8	(62.6)

Net defined benefit post employment plans	(3.4)	(74.7)	70.6
Comprehensive income (loss) attributable to noncontrolling interest	3.9	(10.8)*	(6.8)*

Other comprehensive income (loss)	$100.4	$(213.0)	$187.4

*	Refer to Note 1, “Summary of Significant Accounting Policies” for implementation of ASC Topic 810.

NOTE 14	CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court’s affirmation that DTP will not violate the Labor — Management Relations Act or the Employment Retirement Income Security Act (ERISA) by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009 the action pending in Indiana was dismissed, while the action in Michigan is continuing. At this stage of the litigation, the Company cannot make any predictions as to the outcome, but it is vigorously defending against the suit.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance at December 31, 2009 of $21.0 million. The Company has accrued amounts that do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company’s 1999 acquisition of Kuhlman Electric. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, historical contamination at the plant and surrounding area. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage relating to the alleged environmental contamination. In 2005, the Company and other defendants entered into settlements that resolved approximately 99% of those claims and the remainder of them have since been dismissed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007 and 2008, four additional lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs, alleging personal injury relating to the alleged environmental contamination. At this stage of the litigation, the Company cannot make any predictions as to the outcome, but it is vigorously defending against the suits.

Conditional Asset Retirement Obligations

In March 2005, ASC Topic 410, Accounting for Conditional Asset Retirement Obligations, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 31 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.3 million as of December 31, 2009 and $1.4 million as of December 31, 2008.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2009 and December 31, 2008 the Company had approximately 23,000 and 27,000 pending asbestos-related product liability claims, respectively. Of the 23,000 outstanding claims at December 31, 2009, approximately 12,000 were pending in just three jurisdictions, where significant tort and judicial reform activities are underway.

The Company’s policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2009, of the approximately 5,300 claims resolved, only 223 (4.2%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2008, of the approximately 17,500 claims resolved, only 210 (1.2%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $79.8 million in defense and indemnity in advance of insurers’ reimbursement and has received $21.2 million in cash from insurers. The net outstanding balance of $58.6 million is expected to be fully recovered, of which $23.0 million is expected to be recovered in 2010. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2008, insurers owed $35.9 million in association with these claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, at December 31, 2009, the Company has estimated a liability of $49.9 million for claims asserted, but not yet resolved and their related defense costs. The Company also has a related asset of $49.9 million to recognize the proceeds receivable from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2008, the comparable value of the insurance receivable and accrued liability was $34.7 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

millions of dollars	2009	2008

Assets:
Prepayments and other current assets	$24.9	$22.1
Other non-current assets	25.0	12.6

Total insurance receivable	$49.9	$34.7

Liabilities:
Accounts payable and accrued expenses	$24.9	$22.1
Other non-current liabilities	25.0	12.6

Total accrued liability	$49.9	$34.7

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

Although it is impossible to predict the outcome of pending or future claims or the impact of tort reform legislation that may be enacted at the State or Federal levels, due to the encapsulated nature of the products, the Company’s experiences in vigorously defending and resolving claims in the past, and the Company’s significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

NOTE 15	LEASES AND COMMITMENTS

Certain assets are leased under long-term operating leases. These include production equipment at one plant, rent for the corporate headquarters and an airplane. Most leases contain renewal options for various

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods. Leases generally require the Company to pay for insurance, taxes and maintenance of the leased property. The Company leases other equipment such as vehicles and certain office equipment under short-term leases. Total rent expense was $28.5 million in 2009, $31.5 million in 2008, and $29.8 million in 2007. The Company does not have any material capital leases.

The Company has guaranteed the residual values of certain leased machinery and equipment at its facilities. The guarantees extend through the maturity of the underlying lease, which is in September 2010. In the event the Company exercises its option not to purchase the remaining machinery and equipment, the Company has guaranteed a residual value of $6.0 million at September 30, 2010.

Future minimum operating lease payments at December 31, 2009 were as follows:

millions of dollars

2010	$20.5	(a)
2011	11.6
2012	10.2
2013	6.2
2014	4.3
After 2014	9.2

Total minimum lease payments	$62.0

(a)	2010 includes $6.0 million for the guaranteed residual value of production equipment with a lease that expires in 2010.

NOTE 16	EARNINGS PER SHARE

Earnings per share of common stock outstanding were computed as follows:

in millions except per share amounts	2009	2008*	2007

Basic earnings (loss) per share:
Net earnings (loss)	$27.0	$(35.6)	$288.5

Average shares of common stock outstanding	116.522	116.007	116.002

Basic earnings (loss) per share of common stock	$0.23	$(0.31)	$2.49

Diluted earnings (loss) per share:
Net earnings (loss)	$27.0	$(35.6)	$288.5

Average shares of common stock outstanding	116.522	116.007	116.002
Effect of dilutive securities	0.417	—	1.838

Average shares of common stock outstanding including dilutive shares	116.939	116.007	117.840

Diluted earnings (loss) per share of common stock	$0.23	$(0.31)	$2.45

*	The Company had a loss for the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

NOTE 17	RESTRUCTURING

In the second quarter of 2009, the Company took additional restructuring actions. The Company reduced its North American workforce by approximately 550 people, or 12%; its European workforce by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Included in the second quarter of 2009 asset impairment charge is $22.3 million related to one of the Company’s European locations. During the second quarter of 2009 circumstances caused the Company to evaluate the long range outlook of the facility using an undiscounted and discounted cash flow model, both of which indicated that assets were impaired. The Company then used a replacement cost technique to determine the fair value of the assets at the facility. This reduction of asset value was included in the Engine segment.

On July 31, 2008, the Company announced a restructuring of its operations to align ongoing operations with a continuing, fundamental market shift in the auto industry. As a continuation of the Company’s third quarter restructuring, on December 11, 2008, the Company announced plans for additional restructuring actions. As a result of these third and fourth quarter 2008 restructuring actions, the Company had reduced its North American workforce by approximately 2,400 people, or 33%; its European workforce by approximately 1,600 people, or 18%; and its Asian workforce by approximately 400 people, or 17%. The restructuring expense recognized for employee termination benefits was $54.6 million. In addition to employee termination costs, the Company recorded $72.9 million of asset impairment charges related to the North American and European restructuring. The combined restructuring expenses of $127.5 million are broken out by segment as follows: Engine $85.3 million, Drivetrain $40.9 million and Corporate $1.3 million.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.

For the year ended December 31, 2009, the following table summarizes restructuring expense by segment:

	Employee	Asset	Other
millions of dollars	Related Costs	Impairments	Charges	Total

Drivetrain Group	$1.9	$13.7	$4.1	$19.7
Engine Group	3.7	22.6	0.9	27.2
Corporate	3.4	—	—	3.4

Total provision	$9.0	$36.3	$5.0	$50.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays a rollforward of the employee related restructuring accruals recorded within the Company’s Consolidated Balance Sheet and the related cash flow activity for the year ended December 31, 2009:

Future cash payments for these restructuring activities are expected to be completed during 2010.

	Employee Related and Other Costs
millions of dollars	Drivetrain	Engine	Corporate	Total

Balance at January 1, 2007	$9.1	—	—	$9.1
Cash payments	—	—	—	—

Balance at December 31, 2007	$9.1	—	—	$9.1
Provision	18.8	34.5	1.3	54.6
Cash payments	(6.0)	(4.5)	(0.6)	(11.1)
Translation Adjustment	(0.9)	(0.7)	—	(1.6)

Balance at December 31, 2008	$21.0	$29.3	$0.7	$51.0
Provision	6.0	4.6	3.4	14.0
Cash payments	(22.8)	(23.4)	(2.0)	(48.2)
Translation Adjustment	0.3	0.4	—	0.7

Balance at December 31, 2009	$4.5	$10.9	$2.1	$17.5

NOTE 18	RECENT TRANSACTIONS

BERU

In 2005, the Company acquired approximately 69.4% of the outstanding shares of BERU Aktiengesellschaft (“BERU”), headquartered in Ludwigsburg, Germany.

The Company acquired approximately 12.8% of additional BERU shares in 2007. The purchase price paid for these shares was $138.8 million, including transaction fees. In connection with the purchase, the Company recorded fair value of identified intangible assets and beginning inventory of $28.5 million. Of this total, $2.1 million, net of tax, of in process R&D, order backlog and beginning inventory were immediately written off in the selling, general, and administrative line in the Consolidated Statement of Operations. Net liabilities of $1.0 million and goodwill of $48.7 million were also recorded. The Company also recorded a reduction in the minority interest of BERU of $62.6 million.

In the second quarter of 2008, the Company and BERU completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU. Under this agreement BERU is obligated to transfer 100% of its annual profits or losses to the Company. Upon request of BERU noncontrolling shareholders, the Company is obligated to purchase their shares for a cash payment of €71.32 per share. Those BERU noncontrolling shareholders who did not sell their shares are entitled to receive an annual compensatory payment (perpetual dividend) of €4.23 (net) per share. The DPTA is a binding agreement. However, certain noncontrolling shareholders of BERU initiated an appraisal proceeding in the German court system that challenged the valuation of the €71.32 purchase price and €4.23 annual compensatory payment (perpetual dividend).

On January 7, 2009 the Company informed BERU of its intention to purchase the remaining outstanding shares at that time of approximately 4%, using the required German legal process referred to as a “squeeze-out” to gain 100% ownership. This process included an affirmative vote of BERU shareholders at its May 20, 2009 annual shareholder meeting. The registration of the “squeeze-out” was challenged by certain noncontrolling shareholders of BERU with the commercial register in June 2009. The “squeeze-out” share price passed by the BERU shareholders in May 2009 was €73.39. The increase in price per share of €2.07 resulting from the “squeeze out” was reflected as an increase to the Company’s total DPTA obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 18, 2009 the noncontrolling shareholders of BERU who had challenged the “squeeze-out” resolution dropped their complaint. The elimination of all actions against the resolution allowed BERU to register the “squeeze-out” with the commercial register. The “squeeze-out” became effective on September 30, 2009, making the Company the only shareholder of BERU. On October 2, 2009 BERU was delisted as a public company in Germany. In October 2009 the Company paid €22.9 ($33.5) million for the approximately 311,000 outstanding shares of BERU. Certain noncontrolling shareholders have challenged the “squeeze out” share price of €73.39. A hearing date for this action is expected to be set in 2010.

As a result of the tendering of shares, the Company owned 100% of all BERU’s outstanding shares at December 31, 2009. The tendering of approximately 4.4% of BERU shares, at a cost of $46.6 million, has been reflected as a Financing activity in the Consolidated Statements of Cash Flows for the year ended December 31, 2009. Additionally, on May 22, 2009 the Company paid the annual perpetual dividend of $1.9 million, which is also reflected as a Financing activity in the Consolidated Statement of Cash Flows for the year ended December 31, 2009.

The table below summarizes activity related to the Company’s DPTA obligation as of December 31, 2009 as follows (in millions):

Domination and Profit Transfer Agreement Obligation at December 31, 2008	$44.0
Shares Purchased During the Three Months Ended March 31, 2009	(12.2)
Translation Adjustment	(2.1)

Domination and Profit Transfer Agreement Obligation at March 31, 2009	29.7
Share Resolution to €73.39 per Share	0.9
Shares Purchased During the Three Months Ended June 30, 2009	(0.7)
Translation Adjustment	2.3

Domination and Profit Transfer Agreement Obligation at June 30, 2009	32.2
Shares Purchased During the Three Months Ended September 30, 2009	(0.2)
Translation Adjustment	1.5

Domination and Profit Transfer Agreement Obligation at September 30, 2009	33.5
Shares Purchased During the Three Months Ended December 31, 2009	(33.5)

Domination and Profit Transfer Agreement Obligation at December 31, 2009	$—

The table below summarizes the net cash paid related to the Company’s step acquisition of BERU as follows (in millions):

	Percentage	Amount
Year	Acquired	Paid

2005	69.4%	$477.2	(a)
2007	12.8%	138.8	(b)
2008	13.4%	136.8	(b)
2009	4.4%	46.6	(b)

Total	100.0%	$799.4

(a)	The Company’s payment of $477.2 million has been reflected as an Investing activity in the Consolidated Statements of Cash Flows for the year ended December 31, 2005.

(b)	The Company’s payments of $46.6 million, $136.8 million and $138.8 million have been reflected as a Financing activity in the Consolidated Statements of Cash Flows for the year ended December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 6, “Goodwill and Other Intangible Assets”, for further discussion on BERU’s goodwill impairment charge recorded in the third and fourth quarters of 2008.

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

On June 2, 2009, the Company announced the purchase of advanced gasoline ignition technology and related intellectual property from Florida-based Etatech, Inc. The high-frequency ignition technology enables high-performing, lean burning engines to significantly improve fuel economy and reduce emissions compared with conventional combustion technologies. Amortization expense for the year ended December 31, 2009 was approximately $1.3 million. For the year ended December 31, 2009, a $7.5 million payment for Etatech, Inc. has been reflected as an investing activity in the Consolidated Statement of Cash Flows.

NOTE 19	REPORTING SEGMENTS AND RELATED INFORMATION

The Company’s business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups, which are managed separately as each represents a specific grouping of automotive components and systems. The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of projected earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for taxes compared to the projected average capital investment required.

EBIT is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. EBIT is defined as earnings before restructuring expense, goodwill impairment charge, interest, income taxes and noncontrolling interest. “Earnings” is intended to mean net earnings as presented in the Consolidated Statements of Operations under GAAP.

The Company believes that EBIT is useful to demonstrate the operational profitability of its segments by excluding restructuring expense, goodwill impairment charge, interest, income taxes and noncontrolling interest, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by the Company to determine resource allocation within the Company. Although the Company believes that EBIT enhances understanding of its business and performance, it should not be considered an alternative to, or more meaningful than, net earnings or cash flows from operations as determined in accordance with GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show net sales and segment earnings (loss) before interest and income taxes for the Company’s reporting segments.

Reporting Segments

				Earnings/
				(Loss)
	Net Sales			Before				Long-Lived
		Inter-		Interest	Year-End		Depr./	Asset
millions of dollars	Customers	Segment	Net	and Taxes	Assets		amort.	Expenditures (b)

2009
Engine	$2,868.3	$14.9	$2,883.2	$219.8	$2,812.8		$188.7	$115.6
Drivetrain	1,093.5	—	1,093.5	(13.5)	1,104.1		65.9	44.6
Inter-segment eliminations	—	(14.9)	(14.9)	—	—		—	—

Total	3,961.8	—	3,961.8	206.3	3,916.9		254.6	160.2
Muncie closure retiree obligation net gain	—	—	—	27.9	—		—	—
Corporate(a)	—	—	—	(111.3)	894.5		6.3	11.8

Consolidated	$3,961.8	$—	$3,961.8	$122.9	$4,811.4	(a)	$260.9	$172.0

Restructuring expense				$50.3
Interest income				(2.5)
Interest expense and finance charges				57.2

Earnings before income taxes and noncontrolling interest				17.9
Benefit for income taxes				(18.5)

Net earnings				36.4
Net earnings attributable to the noncontrolling interest, net of tax				9.4

Net earnings attributable to BorgWarner Inc.				$27.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Earnings
	Net Sales			Before				Long-Lived
		Inter-		Interest	Year-End		Depr./	Asset
millions of dollars	Customers	Segment	Net	and Taxes	Assets		Amort.	Expenditures (b)

2008
Engine	$3,837.5	$24.0	$3,861.5	$394.9	$3,065.3		$199.4	$231.0
Drivetrain	1,426.4	—	1,426.4	(4.9)	1,211.8		78.6	112.2
Inter-segment eliminations	—	(24.0)	(24.0)	—	—		—	—

Total	5,263.9	—	5,263.9	390.0	4,277.1		278.0	343.2
Corporate(a)	—	—	—	(60.0)	366.9		8.8	26.5

Consolidated	$5,263.9	$—	$5,263.9	$330.0	$4,644.0	(a)	$286.8	$369.7

Restructuring expense				$127.5
Goodwill impairment charge				156.8
Interest income				(7.1)
Interest expense and finance charges				38.8

Earnings before income taxes and noncontrolling interest				14.0
Provision for income taxes				33.3

Net loss				(19.3)
Net earnings attributable to the noncontrolling interest, net of tax				16.3

Net loss attributable to BorgWarner Inc.				$(35.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Earnings
	Net Sales			Before				Long-Lived
		Inter-		Interest	Year-End		Depr./	Asset
millions of dollars	Customers	Segment	Net	and Taxes	Assets		Amort.	Expenditures (b)

2007
Engine	$3,729.8	$31.5	$3,761.3	$418.0	$3,357.9		$148.9	$191.2
Drivetrain	1,598.8	—	1,598.8	118.1	1,294.2		108.2	97.8
Inter-segment eliminations	—	(31.5)	(31.5)	—	—		—	—

Total	5,328.6	—	5,328.6	536.1	4,652.1		257.1	289.0
Corporate(a)	—	—	—	(77.7)	306.4		7.5	4.9

Consolidated	$5,328.6	$—	$5,328.6	$458.4	$4,958.5	(a)	$264.6	$293.9

Interest income				$(6.7)
Interest expense and finance charges				34.7

Earnings before income taxes and noncontrolling interest				$430.4
Provision for income taxes				113.9

Net earnings				316.5
Net earnings attributable to the noncontrolling interest, net of tax				28.0

Net earnings attributable to BorgWarner Inc.				$288.5

(a)	Corporate assets, including equity in affiliates’, are net of trade receivables securitized and sold to third parties, and include cash, deferred income taxes and investments and advances. EBIT includes Equity in Affiliates Earnings, net of tax.

(b)	Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

No country outside the U.S., other than Germany, France, Hungary and South Korea, accounts for as much as 5% of consolidated net sales, attributing sales to the sources of the product rather than the location of the customer. Also, the Company’s 50% equity investment in NSK-Warner (see Note 5) amounting to $174.0 million, $192.5 million and $152.2 million at December 31, 2009, 2008 and 2007, respectively, are excluded from the definition of long-lived assets, as are goodwill and certain other non-current assets.

	Net Sales			Long-Lived Assets
millions of dollars	2009	2008	2007	2009	2008	2007

United States	$1,090.4	$1,499.6	$1,827.5	$469.4	$529.3	$556.9
Europe:
Germany	1,419.9	1,948.4	1,802.8	500.0	546.7	554.6
Hungary	292.4	398.2	302.2	58.4	55.7	42.2
France	229.5	244.3	202.0	72.9	84.2	86.9
Other Europe	282.9	431.8	485.7	138.1	142.9	156.9

Total Europe	2,224.7	3,022.7	2,792.7	769.4	829.5	840.6
South Korea	212.4	251.8	280.3	69.1	63.1	74.9
Other foreign	434.3	489.8	428.1	182.4	164.3	136.7

Total	$3,961.8	$5,263.9	$5,328.6	$1,490.3	$1,586.2	$1,609.1

Sales to Major Customers

Consolidated net sales to a single customer (including their subsidiaries), which exceeded 10% of our total sales, were to Volkswagen of approximately 22%, 19%, and 15%; and to Ford of approximately 12%, 9%, and 12% for the years ended December 31, 2009, 2008 and 2007, respectively. Both of the Company’s reporting segments had significant sales to Volkswagen and Ford in 2009, 2008 and 2007. Accounts receivable from these customers at December 31, 2009 comprised approximately 23% ($170.2 million) of total accounts receivable. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated sales in any year of the periods presented.

Sales by Product Line

Sales of turbochargers for light-vehicles represented approximately 27%, 24%, and 21% of the Company’s total revenues for 2009, 2008 and 2007, respectively. The Company currently supplies light-vehicle turbochargers to many OEMs including Volkswagen, Renault, PSA, Daimler, Hyundai, Fiat, BMW, Ford and General Motors.

No other single product line accounted for more than 10% of consolidated sales in any year of the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interim Financial Information (Unaudited)

millions of dollars, except per share amounts

	2009							2008
Quarter Ended	Mar-31		Jun-30		Sep-30	Dec-31	Year	Mar-31	Jun-30	Sep-30		Dec-31		Year

Net sales	$819.5		$916.2		$1,027.8	$1,198.3	$3,961.8	$1,498.9	$1,516.6	$1,316.9		$931.5		$5,263.9
Cost of sales	739.9		800.0		876.0	985.1	3,401.0	1,215.4	1,237.8	1,114.6		857.6		4,425.4

Gross profit	79.6		116.2		151.8	213.2	560.8	283.5	278.8	202.3		73.9		838.5
Selling, general and administrative expenses	74.1		115.4		125.9	144.4	459.8	155.7	159.9	134.8		92.5		542.9
Restructuring expense	—		50.3		—	—	50.3	—	—	25.0		102.5		127.5
Goodwill impairment charge	—		—		—	—	—	—	—	146.8		10.0		156.8
Other (income) expense	—		—		(1.6)	1.5	(0.1)	3.0	0.2	(0.4)		1.2		4.0

Operating income (loss)	5.5		(49.5)		27.5	67.3	50.8	124.8	118.7	(103.9)		(132.3)		7.3
Equity in affiliates’ earnings, net of tax	(0.2)		(4.8)		(6.5)	(10.3)	(21.8)	(9.1)	(11.9)	(9.2)		(8.2)		(38.4)
Interest income	(0.5)		(0.7)		(0.5)	(0.8)	(2.5)	(1.9)	(2.3)	(2.2)		(0.7)		(7.1)
Interest expense and finance charges	19.1		9.0		13.0	16.1	57.2	6.5	10.8	11.2		10.3		38.8

Earnings (loss) before income taxes and noncontrolling interest	(12.9)		(53.0)		21.5	62.3	17.9	129.3	122.1	(103.7)		(133.7)		14.0
Provision (benefit) for income taxes	(6.6)		(19.1)		1.5	5.7	(18.5)	33.6	29.8	24.3		(54.4)		33.3

Net earnings (loss)	(6.3)		(33.9)		20.0	56.6	36.4	95.7	92.3	(128.0)		(79.3)		(19.3)
Net earnings attributable to the noncontrolling interest, net of tax	0.7		2.0		2.8	3.9	9.4	7.0	4.8	2.4		2.1		16.3

Net earnings (loss) attributable of BorgWarner Inc.	$(7.0	)(1)	$(35.9	)(2)	$17.2	$52.7 (3)	$27.0	$88.7	$87.5	$(130.4	)(4)	$(81.4	)(5)	$(35.6)

Earnings (loss) per share — basic	$(0.06	)*	$(0.31	)*	$0.15	$0.45	$0.23	$0.76	$0.75	$(1.12	)*	$(0.70	)*	$(0.31)*
Earnings (loss) per share — diluted	$(0.06	)*	$(0.31	)*	$0.15	$0.45	$0.23	$0.75	$0.74	$(1.12	)*	$(0.70	)*	$(0.31)*

*	The Company had a loss for the quarters ended March 31, 2009, June 30, 2009, September 30, 2008, December 31, 2008 and the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in each period, as any dilutive securities would reduce the loss per share.

(1)	The Company’s first quarter 2009 results were impacted by the following:

•	$4.8 million charge related to the adoption of Topic 805.

•	$27.9 million net gain related to retiree obligations resulting from the closure of the Muncie, Indiana, Drivetrain facility.

•	$11.4 million net loss from interest rate derivative agreements.

(2)	The Company’s second quarter 2009 results were impacted by the following:

•	$50.3 million of restructuring expenses, including $9.0 million for employee termination benefits, $36.3 million of asset impairment and $5.0 million of other charges.

•	$6.6 million net gain from interest rate derivative agreements.

(3)	The Company’s fourth quarter 2009 results were impacted by the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$3.1 million tax benefit related to an ASC Topic 740 adjustment.

(4)	Third quarter 2008 results were impacted by the following:

•	$25.0 million of restructuring expenses, including $18.0 million related to severance and other employee related costs and $7.0 million of asset impairments.

•	An impairment charge of €104.3 ($146.8) million goodwill impairment charge to adjust the fair value of BERU goodwill to its’ carrying value.

•	A tax expense of $13.5 million was recorded to establish a valuation allowance, based on potential lack of utilization of foreign tax credits.

•	A retiree health care litigation charge of $4.0 million was recorded in selling, general and administrative expenses.

(5)	The Company’s fourth quarter 2008 results were impacted by the following:

•	Restructuring charges of $102.5, of which $65.9 million related to asset impairments and $36.6 million for severance and other employee related costs.

•	A goodwill impairment charge of $10.0 million, relating to further adjustment of the BERU carrying value.

•	A charge of $23.5 million, related to a warranty-related issue associated with the company’s transmission product sold in Europe, limited to mid-2007 through May 2008 production.

•	Sales decreased 32% from fourth quarter 2007 primarily as a result of poor global economic conditions, including lower North American, European, and Asian production of light trucks and sport-utility vehicles.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In 2008, the Audit Committee of the Company’s Board of Directors solicited proposals from the four major accounting firms and conducted an extensive evaluation process in connection with the selection of the Company’s independent auditor for the fiscal year ending December 31, 2009. Following this process, on October 6, 2008, the Audit Committee (i) elected to replace, and thereby dismissed, Deloitte & Touche LLP (“Deloitte”) as its independent auditor for the Company’s fiscal year ending December 31, 2009, and (ii) appointed PricewaterhouseCoopers LLP (“PwC”) to serve as the Company’s independent auditor for 2009. Deloitte continued as the Company’s auditor for the fiscal year ending December 31, 2008. With the filing on February 12, 2009, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, Deloitte was dismissed as the Company’s independent auditor and the Company’s auditor-client relationship with Deloitte effectively ceased.

Deloitte’s audit report dated February 12, 2009 on the Company’s consolidated financial statements for the Fiscal Years Ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report included an emphasis of a matter indicating that as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting in 2007 for income taxes as a result of adopting ASC Topic 740, Income Taxes, and in 2006 for defined benefit pension and other postretirement plans as a result of adopting ASC Topic 715, February 12, 2009 on the effectiveness of internal control over financial reporting as of December 31, 2008 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period from January 1, 2009 through February 12, 2009, (i) there were no disagreements between the Company and Deloitte on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in its report on the Company’s consolidated financial statements, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K. Deloitte has provided us with a letter stating that they agree that there were no such disagreements during our last two fiscal years ended and the subsequent interim period from January 1, 2009 through February 12, 2009, and we filed a copy of such letter under cover of Form 8-K/A within the time period prescribed by the SEC.

During 2007 and 2008 and the subsequent interim period from January 1, 2009 through February 12, 2009, neither the Company nor anyone acting on behalf of the Company, consulted PwC regarding any of the matters or events set forth in Item 3.04(a)(2) of Regulation S-K.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2009 as stated in their report included herein.

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

Information with respect to directors, executive officers and corporate governance that appears in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders under the captions “Election of Directors,” “Information on Nominees for Directors and Continuing Directors,” “Board of Directors and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Compensation Committee Report” is incorporated herein by this reference and made a part of this report.

Item 11.	Executive Compensation

Information with respect to director and executive compensation that appears in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Restricted Stock,” “Long Term Incentives,” and “Change of Control Employment Agreements” is incorporated herein by this reference and made a part of this report.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholders Matters

Information with respect to security ownership and certain beneficial owners and management and related stockholders matters that appears in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by this reference and made a part of this report.

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

Information with respect to certain relationships and related transactions and director independence that appears in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders under the caption “Board of Directors and Its Committees” is incorporated herein by this reference and made a part of this report.

Item 14.	Principal Accountant Fees and Services

Information with respect to principal accountant fees and services that appears in the Company’s proxy statement for its 2010 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Services” is incorporated herein by this reference and made a part of this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By:	/s/ Timothy M. Manganello
Timothy M. Manganello
Chairman and Chief Executive Officer

Date: February 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11 th day of February, 2010.

Signature	Title

/s/ Timothy M. Manganello Timothy M. Manganello	Chairman and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Robin J. Adams Robin J. Adams	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer) and Director

/s/ Jeffrey L. Obermayer Jeffrey L. Obermayer	Vice President and Controller (Principal Accounting Officer)

/s/ Phyllis O. Bonanno Phyllis O. Bonanno	Director

/s/ David T. Brown David T. Brown	Director

/s/ Dennis C. Cuneo Dennis C. Cuneo	Director

/s/ Jere A. Drummond Jere A. Drummond	Director

/s/ John R. McKernan John R. McKernan	Director

/s/ Alexis P. Michas Alexis P. Michas	Director

/s/ Ernest J. Novak, Jr. Ernest J. Novak, Jr.	Director

/s/ Richard O. Schaum Richard O. Schaum	Director

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Director

EXHIBIT INDEX

Exhibit
Number		Description

3	.1/4.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
3	.2/4.2	Amended and Restated By-Laws of registrant (incorporated by reference to Exhibit 3.2/4.2 to the Company’s Registration Statement on Form S-3 (no. 333-163928).
3.3		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
3.4		Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
4.3		Indenture, dated as of February 15, 1999 between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Amendment No. 1 to Registration Statement No. 333-66879).
4.4		Indenture, dated as of September 23, 1999 between Borg-Warner Automotive, Inc. and Chase Manhattan Trust Company, National Association, as trustee, (incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed October 6, 1999).
4.5		Form of First Supplemental Indenture between the registrant and The Bank of New York Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 30, 2006).
4.6		Second Supplemental Indenture dated April 9, 2009 between the registrant and The Bank of New York Mellon Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 9, 2009).
10.1		Form of Convertible Note Hedge confirmation between BorgWarner Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2009).
10.2		Form of Warrant confirmation between BorgWarner Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2009).
10.3		Form of Convertible Note Hedge confirmation between BorgWarner Inc. and Morgan Stanley & Co. International Plc (represented by Morgan Stanley & Co. Incorporated, as its agent) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 9, 2009).
10.4		Form of Warrant confirmation between BorgWarner Inc. and Morgan Stanley & Co. International Plc (represented by Morgan Stanley & Co. Incorporated, as its agent) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 9, 2009).
10.5		Amendment No. 1 and Consent Agreement dated as of April 30, 2009 among BorgWarner Inc., as borrower, Bank of America, N.A., as Administrative Agent, the Co-Syndication Agents named therein, the Documentation Agents named therein and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 30, 2009).
10.6		Credit Agreement dated as of July 22, 2004 among BorgWarner Inc., as borrower, the Administrative Agent named therein, the Co-Syndication Agents named therein, the Documentation Agents named therein and the Lenders that are parties thereto, as amended by Amendment No. 1 and Consent Agreement dated as of April 30 ,2009 among BorgWarner Inc., as borrower, Bank of America, N.A., as Administrative Agent, the Co-Syndication Agents named therein, the Documentation Agents named therein and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 30, 2009).
10.7		Form of Subsidiary Guaranty (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 30, 2009).

A-1

Exhibit
Number		Description

10.8		Form of Security Agreement among BorgWarner Inc., as borrower, certain of the borrower’s subsidiaries, and Bank of America, N.A., as Administrative Agent, for the Lenders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed June 3, 2009).
10.9		Form of Unlimited Pledge Agreement among BorgWarner Inc., as borrower, certain of the borrower’s subsidiaries, and Bank of America, N.A., as Administrative Agent, for the Lenders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed June 3, 2009).
10.10		Amendment No. 2 dated as of August 11, 2009 to the Credit Agreement dated as of July 22, 2004 among BorgWarner Inc., as borrower, the Administrative Agent named therein, the Co-Syndication Agents named therein, the Documentation Agents named therein and the Lenders parties that are thereto.*
10.11		Amendment No. 3 and Consent dated as of October 23, 2009 to the Credit Agreement dated as of July 22, 2004 among BorgWarner Inc., as borrower, the Administrative Agent named therein, the Co-Syndication Agents named therein, the Documentation Agents named therein and the Lenders that are parties thereto.*
10.12		Letter Agreement dated as of December 21, 2009 among BorgWarner Inc., as borrower, certain subsidiaries of BorgWarner Inc., Bank of America, N.A., as Administrative Agent, the Co-Syndication Agents named therein, the Documentation Agents named therein and the Lenders parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 28, 2009).
10.13		Receivables Sale Agreement dated as of December 21, 2009 among BorgWarner Emissions Systems Inc., BorgWarner Morse TEC Inc., BorgWarner Powdered Metals Inc., BorgWarner Thermal Systems Inc., BorgWarner TorqTransfer Systems Inc., BorgWarner Transmission Systems Inc., BorgWarner Turbo Systems Inc., and BWA Receivables Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2009).
10.14		Receivables Purchase Agreement dated as of December 21, 2009 among BWA Receivables Corporation, as seller, BorgWarner Inc., as the collection agent, the purchasers from time to time party thereto, and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2009).
†10	.15	BorgWarner Inc. 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit No. 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.16	BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
†10	.17	First Amendment to the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated effective April 29, 2009) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 13, 2009).
†10	.18	Form of BorgWarner Inc. 2004 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 7, 2005).
†10	.19	Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Performance Units Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 31, 2009).
†10	.20	Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 12, 2008).
†10	.21	Form of First Amendment to Restricted Stock Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed November 13, 2009).
†10	.22	Form of BorgWarner Inc. 2004 Stock Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit No. 99.1 to the Company’s Current Report on Form 8-K filed July 27, 2005).

A-2

Exhibit
Number		Description

†10	.23	Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 22, 2000 for its 2000 Annual Meeting of Stockholders).
†10	.24	BorgWarner Inc. 2005 Executive Incentive Plan (as amended and restated) (incorporated by reference to Exhibit No. 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.25	Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (as amended and restated) (incorporated by reference to Exhibit No. 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.26	Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (as amended and restated) (incorporated by reference to Exhibit No. 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.27	Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27, 1993 as amended and restated (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).
†10	.28	BorgWarner Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995 (as amended and restated) (incorporated by reference to Exhibit No. 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.29	Form of Amended and Restated Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.30	Form of Amended and Restated Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 99.1 to the Company’s Current Report on Form 8-K filed November 13, 2009).
†10	.31	BorgWarner Inc. 2004 Deferred Compensation Plan (as amended and restated) (incorporated by reference to Exhibit No. 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.32		Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to the Company’s Registration Statement on Form S-3 (no. 33-64934)).
10.33		Tax Sharing Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to the Company’s Registration Statement on Form S-3 (no. 33-64934)).
10.34		Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
10.35		Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.23 of the Company’s Form 10-K for the year ended December 31, 1998).
10.36		Domination and Profit Transfer Agreement dated March 7, 2008 between BorgWarner Germany GmbH and BERU AG (incorporated by reference to Exhibit 10.1 to the quarterly report filed on Form 10-K for the quarter ended June 30, 2008).
21.1		Subsidiaries of the Company.*
23.1		Independent Registered Public Accounting Firm’s Consent.*
31.1		Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*
31.2		Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*
32.1		Section 1350 Certifications.*

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

A-3