Form 10-Q
period 2010-03-31
BORGWARNER INC
filed 2010-04-29
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
As of March 31, 2010, the registrant had 117,722,437 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2010
INDEX

Page No.
PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	3

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

PART II. Other Information

Item 1. Legal Proceedings	42

Item 5. Other Information	42

Item 6. Exhibits	43

SIGNATURES	44
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash	$374.1	$357.4
Receivables, net	885.2	732.0
Inventories, net	350.3	314.3
Deferred income taxes	52.0	60.2
Prepayments and other current assets	97.4	87.9

Total current assets	1,759.0	1,551.8

Property, plant and equipment, net	1,436.4	1,490.3
Investments and advances	264.9	257.4
Goodwill	1,041.2	1,061.4
Other non-current assets	464.7	450.5

Total assets	$4,966.2	$4,811.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and other short-term debt	$132.4	$69.1
Accounts payable and accrued expenses	1,042.6	977.1
Income taxes payable	10.1	—

Total current liabilities	1,185.1	1,046.2

Long-term debt	774.0	773.2
Other non-current liabilities:
Retirement-related liabilities	468.2	473.7
Other	296.1	295.6

Total other non-current liabilities	764.3	769.3

Common stock	1.2	1.2
Capital in excess of par value	1,037.9	1,034.1
Retained earnings	1,262.8	1,193.4
Accumulated other comprehensive income (loss)	(60.6)	14.5
Treasury stock	(37.1)	(57.9)

Total BorgWarner Inc. stockholders’ equity	2,204.2	2,185.3
Noncontrolling interest	38.6	37.4

Total stockholders’ equity	2,242.8	2,222.7

Total liabilities and stockholders’ equity	$4,966.2	$4,811.4

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended
	March 31,
	2010		2009

Net sales	$1,286.8		$819.5
Cost of sales	1,048.3		739.9

Gross profit	238.5		79.6

Selling, general and administrative expenses	130.3		74.1
Other expense	1.6		—

Operating income	106.6		5.5

Equity in affiliates’ earnings, net of tax	(9.3)		(0.2)
Interest income	(0.6)		(0.5)
Interest expense and finance charges	14.2		19.1

Earnings (loss) before income taxes and noncontrolling interest	102.3		(12.9)

Provision (benefit) for income taxes	20.9		(6.6)

Net earnings (loss)	81.4		(6.3)
Net earnings attributable to the noncontrolling interest, net of tax	5.2		0.7

Net earnings (loss) attributable to BorgWarner Inc.	$76.2		$(7.0)

Earnings (loss) per share — basic	$0.65		$(0.06	) **

Earnings (loss) per share — diluted	$0.63	*	$(0.06	) **

Weighted average shares outstanding (thousands):

Basic	116,375		116,029
Diluted	129,663	*	116,029	**

Dividends declared per share	$—		$0.12

*	The Company’s diluted earnings per share for the quarter ended March 31, 2010 includes the impact of the Company’s 3.50% convertible notes. Refer to Note 17, “Earnings (Loss) Per Share”, for further information on our first quarter 2010 diluted earnings calculation.

**	The Company had a loss for the quarter ended March 31, 2009. As a result, diluted loss per share is the same as basic in the period, as any dilutive securities would reduce the loss per share. Therefore, diluted shares are equal to basic shares outstanding for the three months ended March 31, 2009.
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Three Months Ended
	March 31,
	2010	2009

OPERATING
Net earnings (loss)	$81.4	$(6.3)
Adjustments to reconcile net earnings (loss) to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	57.1	57.3
Amortization of intangible assets and other	6.5	5.8
Convertible bond premium amortization	4.4	—
Stock based compensation expense	4.9	5.2
Deferred income tax benefit	(3.8)	(12.1)
Equity in affiliates’ earnings, net of dividends received and other	(11.0)	44.4

Net earnings (loss) adjusted for non-cash charges to operations	139.5	94.3
Changes in assets and liabilities:
Receivables	(128.6)	(37.6)
Inventories	(47.9)	83.4
Prepayments and other current assets	(3.4)	14.9
Accounts payable and accrued expenses	102.2	(54.3)
Income taxes payable	10.1	3.8
Other non-current assets and liabilities	(7.8)	(36.5)

Net cash provided by operating activities	64.1	68.0

INVESTING
Capital expenditures, including tooling outlays	(55.3)	(38.6)
Net proceeds from asset disposals	2.0	5.2
Proceeds from sale of business	5.0	—

Net cash used in investing activities	(48.3)	(33.4)

FINANCING
Increase in notes payable	13.9	70.2
Additions to long-term debt	—	20.0
Repayments of long-term debt	(2.5)	(136.7)
Payments for noncontrolling interest acquired	—	(12.2)
Proceeds from interest rate swap termination	—	30.0
Proceeds from stock options exercised, including the tax benefit	15.1	0.5
Dividends paid to BorgWarner stockholders	—	(13.8)
Dividends paid to noncontrolling stockholders	(5.0)	(4.6)

Net cash provided by (used in) financing activities	21.5	(46.6)
Effect of exchange rate changes on cash	(20.6)	(0.6)

Net increase (decrease) in cash	16.7	(12.6)
Cash at beginning of year	357.4	103.4

Cash at end of period	$374.1	$90.8

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid (refunded) during the period for:
Interest	$6.1	$11.4
Income taxes	14.5	(0.9)
Non-cash financing transactions:
Stock performance plans	2.1	1.5
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet as of December 31, 2009 was derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
We have reclassified certain 2009 amounts to conform to the presentation of our 2010 Condensed Consolidated Statement of Cash Flows. The financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
(2) Research and Development
The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

(millions)
Three months ended March 31,	2010	2009
Gross R&D expenditures	$52.2	$48.5
Customer reimbursements	(9.9)	(16.0)

Net R&D expenditures	$42.3	$32.5

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

(3) Income Taxes
The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. The Company’s projected annual effective tax rate is estimated to be 18.9% which includes the one-time impact of the change in tax legislation related to Medicare Part D subsidies. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings. If the impact to the change in tax treatment for Medicare Part D subsidies is not taken into account, the Company’s annual effective tax rate associated with on-going business operations was estimated to be 18.0%.
The Company will generate income tax expense for 2010 compared to the 2009 effective tax rate benefit of (103.4)% because the 2009 rate included: a) lower amount of U.S. income; b) change in the mix of income in various jurisdictions whereby foreign rates differ from those in the U.S.; c) other permanent items, including equity in affiliates’ earnings; and d) the change of tax accrual accounts upon conclusion of certain tax audits.
In the first quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. In addition, the Health Care and Education Reconciliation Act of 2010 was also passed which amended certain portions of the PPACA. The PPACA contains a provision eliminating tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. However, based upon the changes made in the Reconciliation Act, the tax benefit related to the Medicare Part D subsidies would be extended until December 31, 2012. For all tax years ending after December 31, 2012 there would no longer be a tax benefit for the Medicare Part D subsidies. Therefore, the impact to the Company for the loss of this future tax benefit (after December 31, 2012) was an additional tax expense of $2.5 million in the first quarter 2010.
The Company continues to analyze and review all unrecognized tax benefits on a quarterly basis for changes. As of December 31, 2009, the balance of gross unrecognized tax benefits was $34.8 million. As of March 31, 2010, the balance of gross unrecognized tax benefits increased to $34.9 million. Included in the balance at March 31, 2010 are $28.9 million of tax positions that are permanent in nature and, if recognized, would reduce the global effective tax rate.
The Company is currently litigating disputed issues related to a certain state tax audit, which is not expected to be resolved by December 31, 2010. The Company is also in final stages of a non-U.S. audit which may settle before December 31, 2010. A reasonably estimated amount is accounted for in the balance of the unrecognized tax benefits as of March 31, 2010. Other possible changes in the unrecognized tax benefits balance related to other examinations cannot be reasonably estimated within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $11.6 million of interest and penalties accrued at December 31, 2009. The Company had approximately $11.9 million for the payment of interest and penalties accrued at March 31, 2010.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit
U.S. Federal	2006 and prior
Brazil	2003 and prior
France	2006 and prior
Germany	2003 and prior
Hungary	2007 and prior
Italy	2003 and prior
Japan	2008 and prior
South Korea	2004 and prior
United Kingdom	2006 and prior
In certain tax jurisdictions the Company may have more than one taxpayer. The table above reflects the status of the major taxpayer in each major tax jurisdiction. In Germany the open tax years for BorgWarner BERU Systems GmbH are from 2002 and forward.
(4) Receivables Securitization
The Company securitizes certain receivables through third party financial institutions without recourse. The amount can vary each month based on the amount of underlying receivables. The Company continues to administer the collection of these receivables on behalf of the third party. The maximum size of the facility has been set at $50 million.
On April 24, 2009 the Company’s $50 million accounts receivable securitization facility matured and was repaid. On December 21, 2009 the Company entered into a new $50 million accounts receivable securitization facility. This facility matures on December 21, 2012.
The Company was required to adopt amended ASC Topic 860, Accounting for Transfer of Financial Assets, on January 1, 2010. This adoption required the Company to reflect its receivable securitization facility in its financial statements in the current year of change. Accounting rules prior to January 1, 2010 allowed qualifying special-purpose entities off-balance sheet treatment. The first quarter 2010 impact of this adoption was an increase in receivables, net of $50 million and an increase in notes payable and other short-term debt of $50 million in the Company’s March 31, 2010 Condensed Consolidated Balance Sheet.
The Company paid servicing fees related to these receivables for the three months ended March 31, 2010 and 2009 of $0.2 million and $0.3 million, respectively. As they were under prior accounting rules, these amounts are consistently recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

(5) Inventories
Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	March 31,	December 31,
(millions)	2010	2009
Raw material and supplies	$208.3	$187.3
Work in progress	75.8	69.8
Finished goods	76.7	68.8

FIFO inventories	360.8	325.9
LIFO reserve	(10.5)	(11.6)

Inventories, net	$350.3	$314.3

(6) Property, Plant & Equipment

	March 31,	December 31,
(millions)	2010	2009
Land and buildings	$636.4	$626.3
Machinery and equipment	1,839.4	1,866.5
Capital leases	2.3	2.4
Construction in progress	91.5	126.4

Total property, plant & equipment	2,569.6	2,621.6
Less accumulated depreciation	(1,211.0)	(1,211.6)

	1,358.6	1,410.0
Tooling, net of amortization	77.8	80.3

Property, plant & equipment, net	$1,436.4	$1,490.3

Interest costs capitalized during the three-month periods ended March 31, 2010 and March 31, 2009 were $2.8 million and $2.7 million, respectively.
As of March 31, 2010 and December 31, 2009, accounts payable of $23.7 million and $28.6 million, respectively, were related to property, plant and equipment purchases.
As of March 31, 2010 and December 31, 2009, specific assets of $3.5 million and $3.7 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.
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

	Three months ended
	March 31,
(millions)	2010	2009

Beginning balance	$61.7	$82.1
Provision	9.9	0.2
Payments	(8.9)	(15.3)
Currency translation	(2.0)	(2.9)

Ending balance	$60.7	$64.1

The product warranty liability is classified in the consolidated balance sheet as follows:

	March 31,	December 31,
(millions)	2010	2009

Accounts payable and accrued expenses	$29.9	$32.5
Other long-term liabilities	30.8	29.2

Total product warranty liability	$60.7	$61.7

(8) Notes Payable and Long-Term Debt
Following is a summary of notes payable and long-term debt, including the current portion. The weighted average interest rate on all borrowings outstanding as of March 31, 2010 and December 31, 2009 was 6.9%.

	March 31, 2010		December 31, 2009
(millions)	Current	Long-Term	Current	Long-Term

Bank borrowings and other	$47.8	$1.3	$32.5	$1.5
Term loans due through 2015 (at an average rate of 4.1% in 2010 and 3.9% in 2009)	34.6	5.1	36.6	7.6
Receivables securitization facility (b)	50.0	—	—	—
3.50% Convertible Notes due 04/15/12	—	334.6	—	330.2
5.75% Senior Notes due 11/01/16, net of unamortized discount (a)	—	149.3	—	149.3
8.00% Senior Notes due 10/01/19, net of unamortized discount (a)	—	133.9	—	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.3	—	119.3

Carrying amount of notes payable and long-term debt	132.4	743.5	69.1	741.8
Impact of derivatives on debt (a)	—	30.5	—	31.4

Total notes payable and long-term debt	$132.4	$774.0	$69.1	$773.2

(a)	In 2006, the Company entered into several interest rate swaps that had the effect of converting $325.0 million of fixed rate notes to variable rates. In the first quarter of 2009, $100 million in interest rate swaps related to the Company’s 2009 fixed rate debt matured, and the Company terminated $150 million in interest rate swap agreements related to the Company’s 2016 fixed rate debt and $75 million of interest rate swap agreements related to the Company’s 2019 fixed rate debt. As a result of the first quarter 2009 swap terminations, a $34.5 million gain remained in debt and is being amortized over the remaining lives of the respective 2016 and 2019 debt. As of March 31, 2010, the unamortized portion was $30.5 million.

(b)	On January 1, 2010, the Company adopted ASC Topic 860. The first quarter 2010 impact of this adoption is an increase in receivables, net of $50 million and an increase in notes payable and other short-term debt of $50 million in the Company’s March 31, 2010 Condensed Consolidated Balance Sheet. See Note 19 to the Condensed Consolidated Financial Statements for more information regarding the Company’s first quarter 2010 adoption of ASC Topic 860.

On March 31, 2010, the Company replaced its $250 million multi-currency revolving credit facility with a new $550 million multi-currency revolving credit facility, which includes a feature that allows the Company to increase its borrowings to $600 million. The new facility provides for borrowings through March 31, 2013, and is guaranteed by the Company’s domestic subsidiaries. The Company has three key financial covenants as part of the credit agreement. These covenants are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at March 31, 2010 and expects to remain compliant in future periods. At March 31, 2010 and December 31, 2009 there were no outstanding borrowings under these facilities, but one letter of credit was outstanding at March 31, 2010, which remains in effect under the terms of the credit facility.
The Company had outstanding letters of credit at March 31, 2010 and December 31, 2009 of $25.2 million and $15.2 million, respectively. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under ASC Topic 470, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement), the Company must account for the convertible senior notes by bifurcating the instruments between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. Therefore, the Company’s March 31, 2010 Consolidated Balance Sheet includes debt of $334.6 million and capital in excess of par of $36.5 million. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this bond accretion is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2010 is $7.6 million, of which $4.4 million is non-cash. The notes will pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.
Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. Since the Company’s stock price was above the convertible senior notes conversion price of $32.82 as of March 31, 2010, the if-converted value was approximately $61.1 million at March 31, 2010. There was no dilutive impact to weighted average shares outstanding for the year-ended December 31, 2009 due to the convertible senior notes. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of our common stock or a combination thereof at our election. The convertible senior notes were issued under the Company’s $750 million universal shelf registration filed with the Securities and Exchange Commission, leaving approximately $376 million available as of March 31, 2010.
As of March 31, 2010 and December 31, 2009, the estimated fair values of the Company’s senior unsecured notes totaled $859.7 million and $776.0 million, respectively. The estimated fair values were $122.6 million and $43.3 million higher at March 31, 2010 and December 31, 2009, respectively than their carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

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
Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:
A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
The following table classifies the assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Items	Inputs	Inputs	Valuation
(millions)	2010	(Level 1)	(Level 2)	(Level 3)	Technique
Assets:
Commodity contracts	$10.0	$—	$10.0	$—	A
Foreign exchange contracts	8.2	—	8.2	—	A

	$18.2	$—	$18.2	$—

Liabilities:
Commodity contracts	$0.3	$—	$0.3	$—	A
Foreign exchange contracts	13.5	—	13.5	—	A
Net investment hedge contracts	44.4	—	44.4	—	A

	$58.2	$—	$58.2	$—

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs	Valuation
(millions)	2009	(Level 1)	(Level 2)	(Level 3)	Technique
Assets:
Commodity contracts	$8.4	$—	$8.4	$—	A
Foreign exchange contracts	3.8	—	3.8	—	A

	$12.2	$—	$12.2	$—

Liabilities:
Commodity contracts	$0.1	$—	$0.1	$—	A
Foreign exchange contracts	17.5	—	17.5	—	A
Net investment hedge contracts	51.2	—	51.2	—	A

	$68.8	$—	$68.8	$—

(10) Financial Instruments
On January 1, 2009, the Company adopted as required, ASC Topic 815, “Disclosures about Derivative Instruments and Hedging Activities” which expands the disclosure of financial instruments.
The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity forward contracts, and foreign currency forward contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2010 the Company had no derivative contracts that contained credit risk related contingent features.
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
At March 31, 2010 and December 31, 2009 the following cross-currency swaps were outstanding:

	Cross-Currency Swaps
	Notional	Notional
(millions)	in USD	in Local Currency	Duration
Floating $ to Floating €	$75.0	€58.5	Oct - 19
Floating $ to Floating ¥	$150.0	¥17,581.5	Nov - 16
The Company uses certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. All outstanding commodity contracts will mature in less than one year.

At March 31, 2010 and December 31, 2009 the following commodity derivative contracts were outstanding:

	Commodity Hedges
	Volume	Volume
	Hedged	Hedged	Units of
Commodity	March 31, 2010	December 31, 2009	Measure	Duration
Nickel	540	780	Metric Tons	Dec - 10
Copper	568	759	Metric Tons	Dec - 10
Aluminum	248	330	Metric Tons	Dec - 10
Natural Gas	253,220	392,396	MMBtu	Dec - 10
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
At March 31, 2010 and December 31, 2009 the following foreign exchange derivative contracts were outstanding:

Currency Hedges (millions)
		Notional in	Notional in
Functional	Traded	Traded Currency	Traded Currency
Currency	Currency	March 31, 2010	December 31, 2009	Duration
British Pound	Euro	68.7	84.3	Dec - 11
Euro	Hungarian Forint	1,921.9	2,562.6	Dec - 10
Euro	British Pound	—	10.5	Jan - 10
Euro	US Dollar	—	0.4	Feb - 10
Euro	Japanese Yen	—	16.7	Mar - 10
Indian Rupees	US Dollar	6.0	7.4	Dec - 11
Korean Won	Euro	52.8	62.3	Dec - 10
Mexican Peso	Euro	7.5	—	Dec - 10
US Dollar	Indian Rupee	312.5	372.9	Dec - 11
US Dollar	Euro	6.8	—	Dec - 10
In 2006, the Company entered into a series of interest rate swaps designated as fair value hedges of a portion of its senior notes. In the first quarter of 2009 the Company terminated interest rate swaps designated as fair value hedges of debt. Therefore, the basis adjustments of $34.5 million present at the termination of the hedging relationship are being amortized over the remaining life of the respective debt maturing in 2016 and 2019. The $30.0 million cash received related to the termination of these interest rate swaps is included in the Financing section of the Statement of Cash Flows. The Company recognized $5.7 million in interest expense in the first quarter of 2009 as a result of the early termination. As of March 31, 2010, there were no outstanding fixed to floating interest rate swap agreements.
At March 31, 2010 and December 31, 2009 the following amounts were recorded in the Company’s balance sheet as being payable to or receivable from counterparties. The fair values of foreign exchange and commodity forward or option contracts are based on Level 2 inputs under ASC Topic 820, as observed on recognized exchanges.

Derivatives designated as hedging instruments under Topic 820

	Assets			Liabilities
		March 31,	December 31,		March 31,	December 31,
(millions)	Location	2010	2009	Location	2010	2009
Foreign Exchange Contracts	Prepayments and Other Current Assets	$6.7	$3.6	Accounts Payable and Accrued Expenses	$11.4	$14.5
	Other Non-Current Assets	1.5	0.2	Other Non-Current Liabilities	2.1	3.0
Commodity Contracts	Prepayments and Other Current Assets	10.0	8.4	Accounts Payable and Accrued Expenses	0.3	0.1
Net Investment Hedges	Other Non-Current Assets	—	—	Other Non-Current Liabilities	44.4	51.2
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
The table below shows deferred losses at the end of the period reported in other comprehensive income (loss) (OCI) and amounts expected to be reclassified to income or loss within the next twelve months. The loss expected to be reclassified to income or loss in one year or less assumes no change in the current relationship of the hedged item and March 31, 2010 market rates.

			(Gain) Loss expected to
(millions)	Balance in OCI at		be reclassified to income
Contract Type	March 31, 2010	December 31, 2009	in one year or less
Foreign Exchange	$(3.7)	$(11.4)	$(3.0)
Commodity	7.3	7.3	7.3
Net Investment Hedges	(41.7)	(47.2)	—

Total	$(38.1)	$(51.3)	$4.3

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
Derivatives Designated as Net Investment Hedges under Topic 820

		Gain (Loss) reclassified			Gain (Loss) recognized
		from OCI to income			in income
		(effective portion)			(ineffective portion)
(millions)		Three Months Ended			Three Months Ended
Contract Type	Location	March 31, 2010	March 31, 2009	Location	March 31, 2010	March 31, 2009
Cross-Currency Swap	Interest Expense	$ —	$ —	Interest Expense	$1.2	$(5.7)
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

Derivatives Designated as Cash Flow Hedging Instruments under Topic 820

		Gain (Loss) reclassified			Gain (Loss)
		from OCI to income			recognized in income
		(effective portion)			(ineffective portion)
(millions)		Three Months Ended			Three Months Ended
Contract Type	Location	March 31, 2010	March 31, 2009	Location	March 31, 2010	March 31, 2009
Foreign Exchange	Sales	$(1.0)	$(6.3)	SG&A Expense	$0.6	$0.6
Foreign Exchange	Cost of Goods Sold	(0.3)	2.0	SG&A Expense	—	0.3
Foreign Exchange	SG&A Expense	(0.1)	(0.5)	SG&A Expense	—	—
Commodity	Cost of Goods Sold	1.8	(4.5)	Cost of Goods Sold	2.0	(2.9)
Fair value derivative contracts are designated to offset losses and gains arising on the revaluation of monetary assets and liabilities recorded on the Company’s balance sheet. Gains and losses on derivatives are matched to the losses and gains on the underlying balances and are recorded on the same line in the income statement.
Derivatives Designated as Fair Value Hedging Instruments under Topic 820

		Gain recorded in		Hedged items in	Loss recorded in
(millions)		income on derivative		Topic 820	income on hedged item
Contract Type	Location	March 31, 2010	March 31, 2009	(Fair Value)	March 31, 2010	March 31, 2009
Foreign Exchange	SG&A Expense	$—	$2.5	SG&A Expense	$—	$(2.5)
At March 31, 2010 derivative instruments that are not designated as hedging instruments as defined by ASC Topic 815 were immaterial.
(11) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to the Company’s defined benefit pension plans for 2010 range from $15 to $25 million, of which $3.4 million has been contributed through the first three months of the year.
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

On March 24, 2010, the Company finalized its settlement agreement regarding the closure of the Muncie Plant with the Pension Benefit Guaranty Corporation (“PBGC”) in which the Company will make certain payments directly to the Muncie Plant’s defined benefit pension plan (the “Plan”). On December 23, 2009 the Company made an initial cash contribution of $23 million for the 2009 Plan year, consistent with the settlement agreement. Also under the settlement agreement for each of the Plan years beginning in 2011, 2012, and 2013, the Company will make a cash contribution to the Plan in the amount of $15 million, unless this contribution exceeds the maximum amounts deductible under the applicable U.S. tax regulations. The company will also provide $35 million in the form of a letter of credit or other security, and will waive a credit balance valued at $8 million in 2014.
The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations, are as follows:

					Other post
(millions)	Pension benefits				employment
Three months ended March 31,	2010		2009		benefits
	US	Non-US	US	Non-US	2010	2009

Components of net periodic benefit cost:
Service cost	$—	$2.2	$0.3	$2.7	$0.2	$0.2
Interest cost	4.4	4.0	5.4	3.7	3.6	5.5
Expected return on plan assets	(4.9)	(2.4)	(4.1)	(2.2)	—	—
Settlements, curtailments and other	—	—	—	—	—	(61.9	) *
Amortization of unrecognized prior service benefit	(0.2)	—	—	—	(1.7)	(8.0)
Amortization of unrecognized loss	1.6	0.3	1.9	0.3	2.3	2.8

Net periodic benefit cost (benefit)	$0.9	$4.1	$3.5	$4.5	$4.4	$(61.4)

*	Note: In the table above, the first quarter net settlements, curtailments and other gain of $61.9 million was offset by the $34.0 million cost to settle, resulting in a net pre-tax gain of $27.9 million.
(12) Stock-Based Compensation
Under the Company’s 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2009 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant was 12,500,000, of which approximately 2,200,000 shares are available for future issuance. As of March 31, 2010, there were a total of 4,952,740 outstanding options under the 1993 and 2004 Stock Incentive Plans.

Stock option compensation expense reduced income before income taxes and net earnings for the three months ended March 31, 2010 and 2009 by:

	Three Months Ended
	March 31,
(millions), except per share data	2010	2009
Earnings before income taxes and noncontrolling interest	$0.1	$1.7
Net earnings	$—	$1.3
Per share — basic	$—	$0.01
Per share — diluted	$—	$0.01
A summary of the plans’ shares under option for the three months ended March 31, 2010 is as follows:

			Weighted
	Shares		Average	Aggregate
	Under		Remaining	Intrinsic
	Option	Weighted-average	Contractual	Value
	(thousands)	exercise price	Life (in years)	(in millions)
Outstanding at December 31, 2009	5,177	$27.98
Exercised	(203)	24.81
Forfeited	(26)	34.95
Other	5	27.34

Outstanding at March 31, 2010	4,953	$28.08	5.5	$50.0

Options exercisable at March 31, 2010	4,953	$28.08	5.5	$50.0

At its November 2007 meeting, our Compensation Committee decided that restricted common stock and stock units would be awarded in place of stock options for long-term incentive award grants to employees. These restricted shares and units for employees vest fifty percent after two years and the remainder after three years from the date of grant. The Company also grants restricted common stock to its non-employee directors. For non-employee directors restricted shares generally vest ratably on the anniversary of the date of the grant over a period of three years. The market value of the Company’s restricted common stock and stock units at the date of grant determines the value of the restricted common stock. In February 2010, 570,954 restricted shares and units were granted to employees under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in stockholders’ equity, and is amortized as compensation expense over the restriction periods.

Restricted stock compensation expense reduced income before income taxes and net earnings for the three months ended March 31, 2010 and 2009 by:

	Three Months Ended
	March 31,
(millions), except per share data	2010	2009
Earnings before income taxes and noncontrolling interest	$4.8	$3.7
Net earnings	$3.9	$2.8
Per share — basic	$0.03	$0.02
Per share — diluted	$0.03	$0.02
A summary of the status of the Company’s nonvested restricted stock for the three months ended March 31, 2010 is as follows:

	Shares
	Subject to	Weighted
	Restriction	Average
	(thousands)	Price
Nonvested at December 31, 2009	1,547.1	$29.90
Granted	571.0	35.97
Vested	(156.6)	46.34
Forfeited	(28.6)	27.01
Other	2.3	46.34

Nonvested at March 31, 2010	1,935.2	$30.42

Stock based compensation expense affected both operating activities ($4.9 million and $5.2 million) and financing activities ($15.1 million and $0.5 million) of the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, respectively.
Due to the effects of stock options issued and issuable and restricted shares issued under the 1993 Plan and 2004 Stock Incentive Plan, shares increased for diluted earnings per share for the three months ended March 31, 2010 by 1,899,000. There was no dilutive impact to the weighted average shares outstanding for the three months ended March 31, 2009 due to the Company’s net loss in the first quarter.
(13) Comprehensive Income (Loss)
The amounts presented as changes in accumulated other comprehensive income (loss), net of related taxes, are added to (deducted from) net earnings (loss) resulting in comprehensive income (loss). The following table summarizes the components of comprehensive income (loss) on an after-tax basis for the three-month periods ended March 31, 2010 and 2009.

	Three months ended
	March 31,
(millions)	2010	2009
Foreign currency translation adjustments, net	$(86.8)	$(58.3)
Market value change in hedge instruments, net	10.6	26.6
Defined benefit post employment plans, net	—	1.5

Change in accumulated other comprehensive income (loss)	(76.2)	(30.2)
Net earnings (loss) as reported	76.2	(7.0)

Comprehensive income (loss)	—	(37.2)
Comprehensive income (loss) attributable to the noncontrolling interest	1.1	(1.4)

Comprehensive income (loss) attributable to BorgWarner Inc.	$1.1	$(38.6)

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
Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance at March 31, 2010 of $20.9 million. The Company has accrued amounts that do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.
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

Conditional Asset Retirement Obligations
In March 2005, ASC Topic 410, Accounting for Conditional Asset Retirement Obligations, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 31 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.3 million as of March 31, 2010 and December 31, 2009.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2010 and December 31, 2009 the Company had approximately 23,000 pending asbestos-related product liability claims. Of the 23,000 outstanding claims at March 31, 2010, approximately 12,000 were pending in just three jurisdictions, where significant tort and judicial reform activities are underway.
The Company’s policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2010, of the approximately 260 claims resolved, 61 (23.5%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2009, of the approximately 5,300 claims resolved, only 223 (4.2%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $87.0 million in defense and indemnity in advance of insurers’ reimbursement and has received $21.2 million in cash from insurers. The net outstanding balance of $65.8 million is expected to be fully recovered, of which approximately $27.6 million is expected to be recovered in 2010. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2009, insurers owed $58.6 million in association with these claims.
On April 5, 2010 the Superior Court of New Jersey Appellate Division affirmed a lower court judgment in an asbestos-related action against the Company and others. The Company filed its Notice of Petition to the Supreme Court of New Jersey in late April, seeking to appeal the decisions of the lower courts.
At March 31, 2010, the Company has estimated a liability of $53.4 million for claims asserted, but not yet resolved and their related defense costs. The Company also has a related asset of $53.4 million to recognize the proceeds receivable from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2009, the comparable value of the insurance receivable and accrued liability was $49.9 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	March 31,	December 31,
(millions)	2010	2009
Assets:
Prepayments and other current assets	$29.8	$24.9
Other non-current assets	23.6	25.0

Total insurance receivable	$53.4	$49.9

Liabilities:
Accounts payable and accrued expenses	$29.8	$24.9
Other non-current liabilities	23.6	25.0

Total accrued liability	$53.4	$49.9

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

(16) Restructuring
In the third and forth quarters of 2008 and in the second quarter of 2009 the Company took restructuring actions. These actions were in response to declines in global customer production levels, customer restructurings and a subsequent evaluation of our headcount levels in North America, Europe and Asia.
Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established reserves.
The following table displays a rollforward of the employee related restructuring accruals recorded within the Company’s Consolidated Balance Sheet and the related cash flow activity for the quarter ended March 31, 2010:

	Employee Related and Other Costs
(millions)	Drivetrain	Engine	Corporate	Total
Balance at December 31, 2009	$4.5	$10.9	$2.1	$17.5
Cash payments	(0.8)	(5.1)	(2.1)	(8.0)
Translation adjustment	(0.1)	(0.6)	—	(0.7)

Balance at March 31, 2010	$3.6	$5.2	$—	$8.8

Future cash payments for these restructuring activities are expected to be complete during 2010.
(17) Earnings (Loss) Per Share
The Company presents both basic and diluted earnings per share of common stock (“EPS”) amounts. Basic EPS is calculated by dividing net earnings (loss) attributable to BorgWarner Inc. by the weighted average shares of common stock outstanding during the reporting period. Diluted EPS is calculated by dividing net earnings (loss) attributable to BorgWarner Inc. by the weighted average shares of common stock and common equivalent stock outstanding during the reporting period. The dilutive impact of stock options and restricted stock are calculated using the treasury stock method. The treasury stock method assumes that the proceeds from the exercise of stock options will be used by the company to repurchase treasury shares at the prevailing market price, resulting in an incremental increase in shares outstanding, but not the full amount of shares that are issued on exercise.
The Company’s 3.50% convertible notes due April 15, 2012 are reflected in diluted earnings per share in 2010 using the “if-converted” method. Under this method, if dilutive, the common stock is assumed issued as of the beginning of the reporting period and included in calculating diluted earnings per share of common stock. In addition, if dilutive, interest expense, net of tax, related to the convertible notes is added back to the numerator in calculating diluted earnings per share of common stock.
Separately and concurrently with the issuance of the Company’s 3.50% convertible notes, the Company entered into a bond hedge overlay, including warrants and options. If the Company’s weighted-average share price exceeds $38.61 per share for any period presented, the warrants will be dilutive to the Company’s earnings. The options are not included in the diluted earnings per share calculation because they are anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings (loss) per share of common stock:

	Three Months Ended
	March 31,
in millions except per share amounts	2010	2009
Basic earnings (loss) per share:
Net earnings (loss) attributable to BorgWarner Inc.	$76.2	$(7.0)

Weighted average shares of common stock outstanding	116.375	116.029

Basic earnings (loss) per share of common stock	$0.65	$(0.06)

Diluted earnings (loss) per share:
Net earnings (loss) attributable to BorgWarner Inc.	$76.2	$(7.0)
Adjustment for net interest expense on convertible notes	5.0	—

Diluted net earnings (loss) attributable to BorgWarner Inc.	$81.2	$(7.0)

Weighted average shares of common stock outstanding	116.375	116.029
Effect of 3.50% convertible notes	11.389	—
Effect of stock-based compensation	1.899	—

Total dilutive effect on weighted average shares of common stock outstanding	13.288	— *

Weighted average shares of common stock outstanding including dilutive shares	129.663	116.029

Diluted earnings (loss) per share of common stock	$0.63	$(0.06)

*	The Company had a loss for the quarter ended March 31, 2009. As a result, diluted loss per share is the same as basic in the period, as any dilutive securities would reduce the loss per share. Therefore, diluted shares are equal to basic shares outstanding for the three months ended March 31, 2009.
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
The Company believes that EBIT is useful to demonstrate the operational profitability of its segments by excluding interest, income taxes and noncontrolling interest, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by the Company to determine resource allocation within the Company. Although the Company believes that EBIT enhances understanding of its business and performance, it should not be considered an alternative to, or more meaningful than, net earnings or cash flows from operations as determined in accordance with GAAP.

The following tables show net sales and segment earnings (loss) before interest and income taxes for the Company’s reporting segments.
Net Sales by Reporting Segment
(millions)

	Three months ended
	March 31,
	2010	2009
Engine	$906.0	$624.5
Drivetrain	385.8	198.2
Inter-segment eliminations	(5.0)	(3.2)

Net sales	$1,286.8	$819.5

Segment Earnings (Loss) Before Interest and Income Taxes
(millions)

	Three months ended
	March 31,
	2010	2009
Engine	$106.7	$35.9
Drivetrain	36.7	(32.7)

Segment earnings before interest and income taxes (“Segment EBIT”)	143.4	3.2
Muncie closure retiree obligation net gain	—	27.9
Corporate, including equity in affiliates’ earnings and stock-based compensation	(27.5)	(25.4)

Consolidated earnings before interest and taxes (“EBIT”)	115.9	5.7
Interest income	(0.6)	(0.5)
Interest expense and finance charges	14.2	19.1

Earnings (loss) before income taxes and noncontrolling interest	102.3	(12.9)
Provision (benefit) for income taxes	20.9	(6.6)

Net earnings (loss)	81.4	(6.3)
Net earnings attributable to the noncontrolling interest, net of tax	5.2	0.7

Net earnings (loss) attributable to BorgWarner Inc.	$76.2	$(7.0)

Total Assets
(millions)

	March 31,	December 31,
	2010	2009
Engine	$2,856.3	$2,812.8
Drivetrain	1,131.2	1,104.1

Total	3,987.5	3,916.9

Corporate, including equity in affiliates (a)	978.7	894.5

Total assets	$4,966.2	$4,811.4

(a)	Corporate assets in 2010 and 2009, including equity in affiliates include cash, deferred income taxes and investments & advances. 2009 Corporate assets are net of trade receivables securitized and sold to third parties.
(19) New Accounting Pronouncements
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
In May 2008, the FASB ASC amended Topic 470, Debt. Under ASC Topic 470, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. ASC Topic 470 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of ASC Topic 470 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we recorded the equity and liability components of the notes on our December 31, 2009 Consolidated Balance Sheet. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2010 was $7.6 million. The non-cash portion of interest expense for the convertible notes for the three months ended March 31, 2010 was $4.4 million. See Note 8 to the Consolidated Financial Statements for more information regarding this issuance.
In June 2009, the FASB ASC amended Topic 860, Accounting for Transfer of Financial Assets. ASC Topic 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC Topic 810, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in ASC Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. On January 1, 2010, the Company elected to prospectively adopt ASC Topic 860. The first quarter 2010 impact of this adoption is an increase in receivables, net of $50 million and an increase in notes payable and other short-term debt of $50 million in the Company’s March 31, 2010 Condensed Consolidated Balance Sheet.
In June 2009, the FASB amended ASC Topic 810. ASC Topic 810 requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, ASC Topic 810 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. On January 1, 2010, the Company adopted ASC Topic 810.

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
(20) Subsequent Event
On April 9, 2010 the Company acquired Dytech ENSA SL, a producer of exhaust gas recirculation (EGR) coolers, EGR tubes, and integrated EGR modules including valves for automotive and commercial vehicle applications, both on- and off-road. With locations in Spain, Portugal and India, Dytech ENSA employs approximately 1,000 people and supplies customers such as Renault/Nissan, VW/Audi, Ford, Fiat, Navistar, GM, Daimler, PSA, Suzuki, Mahindra & Mahindra, TATA, Ashok Leyland, MAN, and IVECO. Dytech ENSA’s annual sales for 2009 were approximately $180 million. The newly acquired business will be included in the Company’s Engine segment.

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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009
Consolidated net sales for the three months ended March 31, 2010 totaled $1,286.8 million, a 57.0% increase from the three months ended March 31, 2009. This increase occurred while light-vehicle production was up 39% worldwide, including 70% in North America, 29% in Europe and 42% in Asia from the previous year’s first quarter. The net sales increase included the effect of stronger foreign currencies, primarily the Euro, of approximately $60 million. Currency fluctuations impacted all of the Company’s product lines. Without the currency impact, the increase in global net sales would have been approximately 50%.
Gross profit and gross margin were $238.5 million and 18.5% for first quarter 2010 as compared to $79.6 million and 9.7% for first quarter 2009. The gross margin percentage increase is due to successful cost reduction actions taken in 2009, offset by higher raw material costs.
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
First quarter selling, general and administrative (“SG&A”) costs increased $56.2 million to $130.3 million from $74.1 million, and increased as a percentage of net sales to 10.1% from 9.0%. The Company’s first quarter 2009 SG&A expenses were impacted by a $27.9 million afore mentioned net gain related to the Company’s Plant Shutdown Agreement with the UAW and subsequent closure of the Muncie Plant. This gain was partially offset by a $4.8 million expense associated with the adoption of ASC Topic 805, Business Combinations. Without these non-comparable items, SG&A as a percentage of net sales was 11.9% for the first quarter of 2009. R&D costs, which are included in SG&A expenses, increased $9.8 million to $42.3 million from $32.5 million as compared to the first quarter of 2009. As a percentage of sales, R&D costs decreased to 3.3% from 4.0% in the first quarter of 2009. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth. The SG&A cost increase is also reflective of higher performance related compensation in the first three months of 2010.
Equity in affiliates’ earnings of $9.3 million increased $9.1 million as compared with the first quarter of 2009 primarily due to an increase in vehicle production in Japan.
First quarter interest expense and finance charges of $14.2 million decreased $4.9 million as compared with first quarter 2009. This decrease is mostly due to the 2009 unfavorable impact of the termination of $225 million in interest rate swap agreements related to our 2016 and 2019 fixed rate debt of $11.4 million. This 2009 unfavorable impact is offset by increased debt levels in 2010 resulting from the Company’s April 9, 2009 $373.8 million convertible debt offering. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2010 was $7.6 million.
The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. The Company’s projected annual effective tax rate is estimated to be 18.9% which includes the one-time impact of the change in tax legislation related to Medicare Part D subsidies. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings. If the impact to the change in tax treatment for Medicare Part D subsidies is not taken into account, the Company’s annual effective tax rate associated with on-going business operations was estimated to be 18.0%.
The Company’s earnings (loss) per diluted share was $0.63 and $(0.06) for the three months ended March 31, 2010 and 2009, respectively. The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings (loss) per diluted share.

	Three Months Ended
	March 31,
	2010	2009
GAAP earnings or (loss) per share — diluted	$0.63	$(0.06)

Non-recurring or non-comparable items:
Medicare Part D Tax Law Change	(0.02)	—
Adoption of FAS 141 R — Acquisition Activity	—	(0.03)
Muncie Closure Retiree Obligation Net Gain	—	0.15
Interest Rate Derivative Agreements	—	(0.06)

Total impact of non-recurring or non-comparable items per share — diluted	$(0.02)	$0.06

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
The Company believes that EBIT is useful to demonstrate the operational profitability of its segments by excluding interest, income taxes and noncontrolling interest, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures used by the Company to determine resource allocation within the Company. Although the Company believes that EBIT enhances understanding of its business and performance, it should not be considered an alternative to, or more meaningful than, net earnings or cash flows from operations as determined in accordance with GAAP.

The following tables present net sales and segment EBIT by reporting segment for the three months ended March 31, 2010 and 2009.
Net Sales by Reporting Segment
(millions)

	Three months ended
	March 31,
	2010	2009
Engine	$906.0	$624.5
Drivetrain	385.8	198.2
Inter-segment eliminations	(5.0)	(3.2)

Net sales	$1,286.8	$819.5

Segment Earnings (Loss) Before Interest and Income Taxes
(millions)

	Three months ended
	March 31,
	2010	2009
Engine	$106.7	$35.9
Drivetrain	36.7	(32.7)

Segment earnings before interest and income taxes (“Segment EBIT”)	143.4	3.2
Muncie closure retiree obligation net gain	—	27.9
Corporate, including equity in affiliates’ earnings and stock-based compensation	(27.5)	(25.4)

Consolidated earnings before interest and taxes (“EBIT”)	115.9	5.7
Interest income	(0.6)	(0.5)
Interest expense and finance charges	14.2	19.1

Earnings (loss) before income taxes and noncontrolling interest	102.3	(12.9)
Provision (benefit) for income taxes	20.9	(6.6)

Net earnings (loss)	81.4	(6.3)
Net earnings attributable to the noncontrolling interest, net of tax	5.2	0.7
Net earnings (loss) attributable to BorgWarner Inc.	$76.2	$(7.0)

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009
The Engine segment net sales increased $281.5 million, or 45.1%, and segment EBIT increased $70.8 million, or 197.2%, from first quarter 2009. Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 37.9%. The sales increase was primarily driven by strong global growth in all major product groups. The EBIT margin increase was primarily driven by strong global sales growth as well as continued cost management.
The Drivetrain segment net sales increased $187.6 million, or 94.7%, and segment EBIT increased $69.4 million, or 212.2%, from first quarter 2009. Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 86.9%. The sales increase was primarily driven by strong growth of transmission components and torque management devices in Europe, Asia and the U.S. The EBIT margin increase was primarily driven by strong global sales growth as well as continued cost management.
Outlook for the Remainder of 2010
The Company is optimistic about 2010. North American and European production levels in the first quarter of 2010 were stronger than expected and demand appears to be based on fundamental improvements in those markets. Increased confidence in the stability of the European vehicle market subsequent to the expiration of government-sponsored incentive programs, combined with a favorable shift in Europe toward vehicles with higher BorgWarner content, has resulted in higher expectations for the Company in 2010.

The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The trends that are driving our long-term growth are expected to continue, including the growth of direct injection diesel and gasoline engines worldwide, the increased adoption of automated transmissions in Europe and Asia-Pacific, and the move to variable cam and chain engine timing systems in both Europe and Asia-Pacific. As the recovery from current global economic conditions continues, we expect long-term sales and net earnings growth to resume to historical rates.
FINANCIAL CONDITION AND LIQUIDITY
The Company had $374.1 million of cash on hand at March 31, 2010. On March 31, 2010, the Company replaced its $250 million multi-currency revolving credit facility with a new $550 million multi-currency revolving credit facility, which includes a feature that allows the Company to increase its borrowings to $600 million. The new facility provides for borrowings through March 31, 2013, and is guaranteed by the Company’s domestic subsidiaries. The Company has three key financial covenants as part of the credit agreement. These covenants are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at March 31, 2010 and expects to remain compliant in future periods. At March 31, 2010 and December 31, 2009 there were no outstanding borrowings under these facilities, but one letter of credit was outstanding at March 31, 2010, which remains in effect under the terms of the credit facility. In addition to the credit facility, as of March 31, 2010, the Company had approximately $376 million available under a universal shelf registration statement on file with the Securities and Exchange Commission under which a variety of debt and equity instruments could be issued. From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s and Ba1 from Moody’s. On March 18, 2009, Moody’s downgraded the Company’s credit rating from Baa3 to Ba1. The current outlook from Standard & Poor’s is stable. On April 13, 2010, Moody’s upgraded the Company’s outlook to positive. None of the Company’s debt agreements require accelerated repayment in the event of a decrease in credit ratings.
On April 24, 2009 the Company’s $50 million accounts receivable securitization facility matured and was repaid. On December 21, 2009 the Company entered into a new $50 million accounts receivable securitization facility. This facility matures on December 21, 2012.
The Company paid servicing fees related to these receivables for the three months ended March 31, 2010 and 2009 of $0.2 million and $0.3 million, respectively. As they were under prior accounting rules, these amounts are consistently recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
Net cash provided by operating activities decreased $3.9 million to $64.1 million for the first three months of 2010 from $68.0 million in the first three months of 2009. The decrease reflects higher working capital needs, offset by higher earnings in the first three months of 2010 as compared to the first three months of 2009. Capital spending, including tooling outlays, was $55.3 million in the first three months of 2010, compared with $38.6 million in 2009. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business and for cost reductions and productivity improvements. The Company expects to continue to spend capital to support the launch of our new applications and for cost reductions and productivity improvement projects.
As of March 31, 2010, debt increased from year-end 2009 by $64.1 million and cash increased by $16.7 million. Our debt to capital ratio was 28.8% at the end of the first quarter versus 27.5% at the end of 2009. The majority of our debt and debt to capital ratio increase relates to the January 1, 2010 adoption of ASC Topic 860. The first quarter 2010 impact of this adoption is an increase in receivables, net of $50 million and an increase in notes payable and other short-term debt of $50 million in the Company’s March 31, 2010 Condensed Consolidated Balance Sheet. The Company paid dividends to its stockholders of $13.8 million in the first three months of 2009.

On March 5, 2009, the Company announced the temporary suspension of the Company’s quarterly dividend of $0.12 per share until global economic conditions improve.
On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under ASC Topic 470, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement), the Company must account for the convertible senior notes by bifurcating the instruments between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. Therefore, the Company’s March 31, 2010 Condensed Consolidated Balance Sheet includes debt of $334.6 million and capital in excess of par of $36.5 million. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this bond accretion is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2010 was $7.6 million. The non-cash portion of interest expense for the convertible notes for the three months ended March 31, 2010 was $4.4 million. For the full year of 2010, interest expense related to the convertible notes will be approximately $31.3 million, of which approximately $18.2 million will be non-cash. The notes will pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.
Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. Since the Company’s stock price was above the convertible senior notes conversion price of $32.82 as of March 31, 2010, the if-converted value was approximately $61.1 million at March 31, 2010. There was no dilutive impact to weighted average shares outstanding for the year-ended December 31, 2009 due to the convertible senior notes. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of our common stock or a combination thereof at our election. The convertible senior notes were issued under the Company’s $750 million universal shelf registration filed with the Securities and Exchange Commission, leaving approximately $376 million available as of March 31, 2010.
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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance at March 31, 2010 of $20.9 million. The Company has accrued amounts that do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.
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
Conditional Asset Retirement Obligations
In March 2005, ASC Topic 410, Accounting for Conditional Asset Retirement Obligations, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 31 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.3 million as of March 31, 2010 and December 31, 2009.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2010 and December 31, 2009 the Company had approximately 23,000 pending asbestos-related product liability claims. Of the 23,000 outstanding claims at March 31, 2010, approximately 12,000 were pending in just three jurisdictions, where significant tort and judicial reform activities are underway.

The Company’s policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2010, of the approximately 260 claims resolved, 61 (23.5%) resulted in any payment being made to a claimant by or on behalf of the Company. In 2009, of the approximately 5,300 claims resolved, only 223 (4.2%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid $87.0 million in defense and indemnity in advance of insurers’ reimbursement and has received $21.2 million in cash from insurers. The net outstanding balance of $65.8 million is expected to be fully recovered, of which approximately $27.6 million is expected to be recovered in 2010. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2009, insurers owed $58.6 million in association with these claims.
On April 5, 2010 the Superior Court of New Jersey Appellate Division affirmed a lower court judgment in an asbestos-related action against the Company and others. The Company filed its Notice of Petition to the Supreme Court of New Jersey in late April, seeking to appeal the decisions of the lower courts.
At March 31, 2010, the Company has estimated a liability of $53.4 million for claims asserted, but not yet resolved and their related defense costs. The Company also has a related asset of $53.4 million to recognize the proceeds receivable from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2009, the comparable value of the insurance receivable and accrued liability was $49.9 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	March 31,	December 31,
(millions)	2010	2009
Assets:
Prepayments and other current assets	$29.8	$24.9
Other non-current assets	23.6	25.0

Total insurance receivable	$53.4	$49.9

Liabilities:
Accounts payable and accrued expenses	$29.8	$24.9
Other non-current liabilities	23.6	25.0

Total accrued liability	$53.4	$49.9

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
In May 2008, the FASB ASC amended Topic 470, Debt. Under ASC Topic 470, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. ASC Topic 470 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of ASC Topic 470 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we recorded the equity and liability components of the notes on our December 31, 2009 Consolidated Balance Sheet. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2010 was $7.6 million. The non-cash portion of interest expense for the convertible notes for the three months ended March 31, 2010 was $4.4 million. See Note 8 to the Consolidated Financial Statements for more information regarding this issuance.
In June 2009, the FASB ASC amended Topic 860, Accounting for Transfer of Financial Assets. ASC Topic 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC Topic 810, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in ASC Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. On January 1, 2010, the Company elected to prospectively adopt ASC Topic 860. The first quarter 2010 impact of this adoption is an increase in receivables, net of $50 million and an increase in notes payable and other short-term debt of $50 million in the Company’s March 31, 2010 Condensed Consolidated Balance Sheet.

In June 2009, the FASB amended ASC Topic 810. ASC Topic 810 requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, ASC Topic 810 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. On January 1, 2010, the Company adopted ASC Topic 810.
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

Recent Development
On April 9, 2010 the Company acquired Dytech ENSA SL, a producer of exhaust gas recirculation (EGR) coolers, EGR tubes, and integrated EGR modules including valves for automotive and commercial vehicle applications, both on- and off-road. With locations in Spain, Portugal and India, Dytech ENSA employs approximately 1,000 people and supplies customers such as Renault/Nissan, VW/Audi, Ford, Fiat, Navistar, GM, Daimler, PSA, Suzuki, Mahindra & Mahindra, TATA, Ashok Leyland, MAN, and IVECO. Dytech ENSA’s annual sales for 2009 were approximately $180 million. The newly acquired business will be included in the Company’s Engine segment.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this Form 10-Q (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act that are based on management’s current outlook, expectations, estimates and projections. Words such as “outlook”, “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use of outside suppliers, fluctuations in demand for vehicles containing our products, changes in general economic conditions, as well as the other risks detailed in our filings with the Securities and Exchange Commission, including the Risk Factors, identified in the Form 10-K for the fiscal year ended December 31, 2009. We do not undertake any obligation to update any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Item 5. Other Information
At the Annual Meeting of Stockholders held April 28, 2010, non-employee Directors Drummond, McKernan and Novak were elected to new three year terms as Class II Directors on the Company’s Board of Directors, and each was granted 6,480 shares of restricted stock as equity compensation. Restrictions on the shares of stock will expire over the three year term, one third in each year. Non-employee director compensation is more fully described in the Company’s proxy statement filed for its 2010 Annual Meeting of Stockholders. Chairman and Chief Executive Officer Manganello was also elected to a new three year term as a Class II Director on the Company’s Board of Directors.

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

BorgWarner Inc.

(Registrant)

By	/s/ Ronald T. Hundzinski
(Signature)

Ronald T. Hundzinski

Vice President and Controller

(Principal Accounting Officer)
Date: April 29, 2010