Form 10-Q
period 2010-06-30
BORGWARNER INC
filed 2010-07-30
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
YES ☐ NO ☑
As of June 30, 2010, the registrant had 114,016,951 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2010
INDEX

Page No.
PART I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	47
Item 4. Controls and Procedures	47
PART II. Other Information
Item 1. Legal Proceedings	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6. Exhibits	49
SIGNATURES	50
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(millions of dollars)

	June 30,	December 31,
	2010	2009
ASSETS
Cash	$187.5	$357.4
Receivables, net	977.4	732.0
Inventories, net	378.8	314.3
Deferred income taxes	66.6	60.2
Prepayments and other current assets	92.0	87.9

Total current assets	1,702.3	1,551.8

Property, plant and equipment, net	1,405.9	1,490.3
Investments and advances	290.0	257.4
Goodwill	1,080.7	1,061.4
Other non-current assets	490.3	450.5

Total assets	$4,969.2	$4,811.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and other short-term debt	$185.7	$69.1
Accounts payable and accrued expenses	1,161.8	977.1
Income taxes payable	34.8	—

Total current liabilities	1,382.3	1,046.2

Long-term debt	780.6	773.2
Other non-current liabilities:
Retirement-related liabilities	449.5	473.7
Other	298.7	295.6

Total other non-current liabilities	748.2	769.3

Common stock	1.2	1.2
Capital in excess of par value	1,045.1	1,034.1
Retained earnings	1,341.9	1,193.4
Accumulated other comprehensive income (loss)	(193.5)	14.5
Treasury stock	(178.6)	(57.9)

Total BorgWarner Inc. stockholders’ equity	2,016.1	2,185.3
Noncontrolling interest	42.0	37.4

Total stockholders’ equity	2,058.1	2,222.7

Total liabilities and stockholders’ equity	$4,969.2	$4,811.4

See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(millions of dollars, except share and per share data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010		2009	2010		2009
Net sales	$1,421.7		$916.2	$2,708.5		$1,735.7
Cost of sales	1,146.3		800.0	2,194.6		1,539.9

Gross profit	275.4		116.2	513.9		195.8

Selling, general and administrative expenses	137.8		115.4	268.1		189.5
Restructuring expense	—		50.3	—		50.3
Other expense	20.3		—	21.9		—

Operating income (loss)	117.3		(49.5)	223.9		(44.0)

Equity in affiliates’ earnings, net of tax	(10.0)		(4.8)	(19.3)		(5.0)
Interest income	(0.6)		(0.7)	(1.2)		(1.2)
Interest expense and finance charges	14.2		9.0	28.4		28.1

Earnings (loss) before income taxes and noncontrolling interest	113.7		(53.0)	216.0		(65.9)

Provision (benefit) for income taxes	26.0		(19.1)	46.9		(25.7)

Net earnings (loss)	87.7		(33.9)	169.1		(40.2)
Net earnings attributable to the noncontrolling interest, net of tax	4.9		2.0	10.1		2.7

Net earnings (loss) attributable to BorgWarner Inc.	$82.8		$(35.9)	$159.0		$(42.9)

Earnings (loss) per share — basic	$0.72		$(0.31)**	$1.37		$(0.37)**

Earnings (loss) per share — diluted	$0.68	*	$(0.31)**	$1.31	*	$(0.37)**

Weighted average shares outstanding (thousands):

Basic	115,362		116,564	115,869		116,296
Diluted	129,078	*	116,564 **	129,372	*	116,296 **

Dividends declared per share	$—		$—	$—		$0.12

*	The Company’s diluted earnings per share for the quarter and six months ended June 30, 2010 includes the impact of the Company’s 3.50% convertible notes and associated warrants. Refer to Note 18, “Earnings (Loss) Per Share”, for further information on our diluted earnings calculation.

**	The Company had a loss for the quarter and six months ended June 30, 2009. As a result, diluted loss per share is the same as basic, as any dilutive securities would reduce the loss per share. Therefore, diluted shares are equal to basic shares outstanding for the three and six months ended June 30, 2009.
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
(millions of dollars)

	Six Months Ended
	June 30,
	2010	2009
OPERATING
Net earnings (loss)	$169.1	$(40.2)
Adjustments to reconcile net earnings (loss) to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	114.5	114.1
Amortization of intangible assets and other	13.6	11.9
Environmental litigation settlement, net of cash paid	28.0	—
Restructuring expense, net of cash paid	—	44.0
Stock based compensation expense	10.6	12.5
Deferred income tax benefit	(15.7)	(39.3)
Convertible bond premium amortization	8.9	4.2
BERU-Eichenauer equity investment gain	(8.0)	—
Equity in affiliates’ earnings, net of dividends received and other	(18.7)	36.0

Net earnings (loss) adjusted for non-cash charges to operations	302.3	143.2
Changes in assets and liabilities:
Receivables	(231.0)	(19.1)
Inventories	(51.2)	135.1
Prepayments and other current assets	(10.6)	4.9
Accounts payable and accrued expenses	177.5	(45.9)
Income taxes payable	35.6	(6.1)
Other non-current assets and liabilities	(14.3)	(38.3)

Net cash provided by operating activities	208.3	173.8

INVESTING
Capital expenditures, including tooling outlays	(107.4)	(88.3)
Net proceeds from asset disposals	3.9	13.7
Payments for businesses acquired, net of cash acquired	(164.7)	(7.5)
Proceeds from sale of business	5.0	—

Net cash used in investing activities	(263.2)	(82.1)

FINANCING
Increase (Decrease) in notes payable	67.8	(87.1)
Additions to long-term debt	—	381.6
Repayments of long-term debt, including current portion	(11.2)	(158.0)
Payments for noncontrolling interest acquired	—	(14.8)
Payment for purchase of bond hedge	—	(56.4)
Proceeds from warrant issuance	—	31.2
Reduction in accounts receivable securitization facility	—	(50.0)
Payment for purchase of treasury stock	(154.8)	—
Proceeds from interest rate swap termination	—	30.0
Proceeds from stock options exercised, including the tax benefit	23.7	2.6
Dividends paid to BorgWarner stockholders	—	(13.8)
Dividends paid to noncontrolling stockholders	(7.8)	(8.3)

Net cash provided by (used in) financing activities	(82.3)	57.0
Effect of exchange rate changes on cash	(32.7)	4.8

Net increase (decrease) in cash	(169.9)	153.5
Cash at beginning of year	357.4	103.4

Cash at end of period	$187.5	$256.9

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$25.3	$44.0
Income taxes	25.3	18.6
Non-cash financing transactions:
Stock performance plans	3.8	4.1
See accompanying Notes to Condensed Consolidated Financial Statements

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet as of December 31, 2009 was derived from the audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
(2) Research and Development
The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions)	2010	2009	2010	2009
Gross R&D expenditures	$56.2	$50.8	$108.4	$99.3
Customer reimbursements	(10.1)	(15.0)	(20.0)	(31.0)

Net R&D expenditures	$46.1	$35.8	$88.4	$68.3

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

(3) Other Expense
Items included in other expense consist of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions of dollars	2010	2009	2010	2009
Environmental litigation settlement	$28.0	$—	$28.0	$—
BERU-Eichenauer equity investment gain	(8.0)	—	(8.0)	—
Other	0.3	—	1.9	—

Total other expense	$20.3	$—	$21.9	$—

See Notes 15 and 21 to the Consolidated Financial Statements for more information regarding the Company’s second quarter 2010 environmental litigation settlement and BERU-Eichenauer investment gain.
(4) Income Taxes
The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.
The Company’s projected annual effective tax rate for 2010 is estimated to be 21.8% which includes the one-time impact of the change in tax legislation related to Medicare Part D subsidies, the additional tax expense associated with the BERU-Eichenauer equity investment gain and the tax benefit associated with the Company’s environmental litigation settlement. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings. If the impact to the change in tax treatment for Medicare Part D subsidies, the BERU-Eichenauer equity investment gain and the Company’s environmental litigation settlement is not taken into account, the Company’s annual effective tax rate associated with on-going business operations was estimated to be 22.0%. In the second quarter, the Company increased its estimated annual effective tax rate for on-going business operations from 18% to 22%, primarily due to an increase in forecasted global earnings in higher taxed jurisdictions.
In the first quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. In addition, the Health Care and Education Reconciliation Act of 2010 (“the Reconciliation Act”) was also passed, amending certain portions of the PPACA. The PPACA contains a provision eliminating tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors who provide retiree prescription drug benefits equivalent to Medicare Part D coverage. However, based upon the changes made in the Reconciliation Act, the tax benefit related to the Medicare Part D subsidies will be extended until December 31, 2012. For all tax years ending after December 31, 2012 there will no longer be a tax benefit for the Medicare Part D subsidies. Therefore, the impact to the Company for the loss of this future tax benefit (after December 31, 2012) was an additional tax expense of $2.5 million in the first quarter 2010.
Due to unprecedented depressed global economic conditions in 2009 there was significant uncertainty regarding industry production volumes. This precluded the Company from making a reliable estimate of the annual effective tax rate for the full year. Accordingly, the Company made the 2009 income tax provision pursuant to Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”, which provides that tax

(or benefit) in each foreign jurisdiction that is not subject to a valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction for the quarter. The actual global effective tax rate for the six months of 2009 was calculated to be a benefit of 39%, which resulted in a 36% tax rate (benefit) for the second quarter. This represented an income tax benefit of ($25.7) million on a loss of ($65.9) million for the first six months of 2009. It resulted in a ($19.1) million benefit on the loss of ($53.0) million for the second quarter of 2009.
The Company continues to analyze and review all unrecognized tax benefits on a quarterly basis for changes. As of December 31, 2009, the balance of gross unrecognized tax benefits was $34.8 million. As of June 30, 2010, the balance of gross unrecognized tax benefits increased to $35.3 million. Included in the balance at June 30, 2010 are $29.1 million of tax positions that are permanent in nature and, if recognized, would reduce the global effective tax rate.
The Company is currently litigating disputed issues related to a certain state tax audit, which is not expected to be resolved by December 31, 2010. The Company is also in the final stages of a non-U.S. audit which may settle before December 31, 2010. A reasonably estimated amount is accounted for in the balance of the unrecognized tax benefits as of June 30, 2010. Other possible changes in the unrecognized tax benefits balance related to other examinations cannot be reasonably estimated within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $11.6 million of interest and penalties accrued at December 31, 2009. The Company had approximately $12.4 million for the payment of interest and penalties accrued at June 30, 2010.
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
(5) Receivables Securitization
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
The Company was required to adopt amended ASC Topic 860, “Accounting for Transfer of Financial Assets”, on January 1, 2010. This adoption required the Company to reflect its receivable securitization facility in its financial statements in the current year of change. Accounting rules prior to January 1, 2010 allowed qualifying special-purpose entities off-balance sheet treatment. The 2010 impact of this adoption was an increase in receivables, net of $50 million and an increase in notes payable and other short-term debt of $50 million in the Company’s June 30, 2010 Condensed Consolidated Balance Sheet.
The Company paid servicing fees related to these receivables for the three and six months ended June 30, 2010 and 2009 of $0.3 million and $0.1 million and $0.5 million and $0.4 million, respectively. As they were under prior accounting rules, these amounts are consistently recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.
(6) Inventories
Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	June 30,	December 31,
(millions)	2010	2009
Raw material and supplies	$223.5	$187.3
Work in progress	80.4	69.8
Finished goods	86.7	68.8

FIFO inventories	390.6	325.9
LIFO reserve	(11.8)	(11.6)

Inventories, net	$378.8	$314.3

(7) Property, Plant & Equipment

	June 30,	December 31,
(millions)	2010	2009
Land and buildings	$623.2	$626.3
Machinery and equipment	1,793.3	1,866.5
Capital leases	2.2	2.4
Construction in progress	112.9	126.4

Total property, plant & equipment	2,531.6	2,621.6
Less accumulated depreciation	(1,204.2)	(1,211.6)

	1,327.4	1,410.0
Tooling, net of amortization	78.5	80.3

Property, plant and equipment — net	$1,405.9	$1,490.3

Interest costs capitalized during the six-month periods ended June 30, 2010 and June 30, 2009 were $5.6 million and $5.4 million, respectively.
As of June 30, 2010 and December 31, 2009, accounts payable of $24.8 million and $28.6 million, respectively, were related to property, plant and equipment purchases.

As of June 30, 2010 and December 31, 2009, specific assets of $3.1 million and $3.7 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.
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

	Six months ended
	June 30,
(millions)	2010	2009
Beginning balance	$61.7	$82.1
Acquisition	3.0	—
Provision	20.5	15.4
Payments	(15.5)	(30.0)
Currency translation	(5.6)	0.4

Ending balance	$64.1	$67.9

The product warranty liability is classified in the consolidated balance sheet as follows:

	June 30,	December 31,
(millions)	2010	2009
Accounts payable and accrued expenses	$33.3	$32.5
Other non-current liabilities	30.8	29.2

Total product warranty liability	$64.1	$61.7

(9) Notes Payable and Long-Term Debt
Following is a summary of notes payable and long-term debt, including the current portion. The weighted average interest rate on all borrowings outstanding as of June 30, 2010 and December 31, 2009 was 6.6% and 6.9%, respectively.

	June 30, 2010		December 31, 2009
(millions)	Current	Long-Term	Current	Long-Term

Bank borrowings and other	$107.1	$2.7	$32.5	$1.5
Term loans due through 2015 (at an average rate of 4.2% in 2010 and 3.9% in 2009)	28.6	6.6	36.6	7.6
Receivables securitization facility (a)	50.0	—	—	—
3.50% Convertible Notes due 04/15/12	—	339.2	—	330.2
5.75% Senior Notes due 11/01/16, net of unamortized discount (b)	—	149.3	—	149.3
8.00% Senior Notes due 10/01/19, net of unamortized discount (b)	—	133.9	—	133.9
7.125% Senior Notes due 02/15/29, net of unamortized discount	—	119.3	—	119.3

Carrying amount of notes payable and long-term debt	185.7	751.0	69.1	741.8
Impact of derivatives on debt (b)	—	29.6	—	31.4

Total notes payable and long-term debt	$185.7	$780.6	$69.1	$773.2

(a)	On January 1, 2010, the Company adopted ASC Topic 860. The second quarter 2010 impact of this adoption is an increase in receivables, net of $50 million and an increase in notes payable and other short-term debt of $50 million in the Company’s June 30, 2010 Condensed Consolidated Balance Sheet. See Note 20 to the Condensed Consolidated Financial Statements for more information regarding the Company’s first quarter 2010 adoption of ASC Topic 860.

(b)	In 2006, the Company entered into several interest rate swaps that had the effect of converting $325.0 million of fixed rate notes to variable rates. In the first quarter of 2009, $100 million in interest rate swaps related to the Company’s 2009 fixed rate debt matured, and the Company terminated $150 million in interest rate swap agreements related to the Company’s 2016 fixed rate debt and $75 million of interest rate swap agreements related to the Company’s 2019 fixed rate debt. As a result of the first quarter 2009 swap terminations, a $34.5 million gain remained in debt and is being amortized over the remaining lives of the respective 2016 and 2019 debt. As of June 30, 2010, the unamortized portion was $29.6 million.
On March 31, 2010, the Company replaced its $250 million multi-currency revolving credit facility with a new $550 million multi-currency revolving credit facility, which includes a feature that allows the Company to increase its borrowings to $600 million. The new facility provides for borrowings through March 31, 2013, and is guaranteed by the Company’s domestic subsidiaries. The Company has three key financial covenants as part of the credit agreement. These covenants are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at June 30, 2010 and expects to remain compliant in future periods. At June 30, 2010 and December 31, 2009 there were no outstanding borrowings under these facilities.
The Company had outstanding letters of credit at June 30, 2010 and December 31, 2009 of $25.2 million and $15.2 million, respectively. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under ASC Topic 470, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, the Company must account for the convertible senior notes by bifurcating the instruments between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. The Company’s June 30, 2010 Consolidated Balance Sheet includes debt of $339.2 million and capital in excess of par of $36.5 million. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes.

The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions)	2010	2009	2010	2009
Interest expense	$7.8	$7.4	$15.4	$7.4
Non-cash portion	$4.5	$4.2	$8.9	$4.2
The notes will pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.
Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. Since the Company’s stock price was above the convertible senior notes conversion price of $32.82 as of June 30, 2010, the if-converted value was approximately $9.6 million at June 30, 2010. There was no dilutive impact to weighted average shares outstanding for the year-ended December 31, 2009 due to the convertible senior notes. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of our common stock or a combination thereof at our election. The convertible senior notes were issued under the Company’s $750 million universal shelf registration filed with the Securities and Exchange Commission, leaving approximately $376 million available as of June 30, 2010.
As of June 30, 2010 and December 31, 2009, the estimated fair values of the Company’s senior unsecured notes totaled $883.4 million and $776.0 million, respectively. The estimated fair values were $141.7 million and $43.3 million higher at June 30, 2010 and December 31, 2009, respectively than their carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
(10) Fair Value Measurements
On January 1, 2009, the Company fully adopted as required, ASC Topic 820 – “Fair Value Measurements” which expands the disclosure of fair value measurements and its impact on the Company’s financial statements.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:
A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
The following table classifies the assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Items	Inputs	Inputs	Valuation
(millions)	2010	(Level 1)	(Level 2)	(Level 3)	Technique
Assets:
Commodity contracts	$4.1	$—	$4.1	$—	A
Foreign exchange contracts	7.6	—	7.6	—	A
Net investment hedge contracts	1.0	—	1.0	—	A

	$12.7	$—	$12.7	$—

Liabilities:
Commodity contracts	$0.2	$—	$0.2	$—	A
Foreign exchange contracts	5.9	—	5.9	—	A
Net investment hedge contracts	49.5	—	49.5	—	A

	$55.6	$—	$55.6	$—

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs	Valuation
(millions)	2009	(Level 1)	(Level 2)	(Level 3)	Technique
Assets:
Commodity contracts	$8.4	$—	$8.4	$—	A
Foreign exchange contracts	3.8	—	3.8	—	A

	$12.2	$—	$12.2	$—

Liabilities:
Commodity contracts	$0.1	$—	$0.1	$—	A
Foreign exchange contracts	17.5	—	17.5	—	A
Net investment hedge contracts	51.2	—	51.2	—	A

	$68.8	$—	$68.8	$—

(11) Financial Instruments
On January 1, 2009, the Company adopted as required, ASC Topic 815, “Disclosures about Derivative Instruments and Hedging Activities” which expands the disclosure of financial instruments.
The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity forward contracts, and foreign currency forward contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At June 30, 2010 the Company had no derivative contracts that contained credit risk related contingent features.
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
At June 30, 2010 and December 31, 2009 the following cross-currency swaps were outstanding:

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

At June 30, 2010 and December 31, 2009 the following commodity derivative contracts were outstanding:

	Commodity Hedges
	Volume	Volume
	Hedged	Hedged	Units of
Commodity	June 30, 2010	December 31, 2009	Measure	Duration
Nickel	300	780	Metric Tons	Dec - 10
Copper	374	759	Metric Tons	Dec - 10
Aluminum	165	330	Metric Tons	Dec - 10
Natural Gas	175,176	392,396	MMBtu	Dec - 10
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
At June 30, 2010 and December 31, 2009 the following foreign exchange derivative contracts were outstanding:

Currency Hedges (millions)
		Notional in	Notional in
Functional	Traded	Traded Currency	Traded Currency
Currency	Currency	June 30, 2010	December 31, 2009	Duration
British Pound	Euro	137.6	84.3	Dec - 13
Euro	Hungarian Forint	1,281.3	2,562.6	Dec - 10
Euro	British Pound	—	10.5	Jan - 10
Euro	US Dollar	—	0.4	Feb - 10
Euro	Japanese Yen	—	16.7	Mar - 10
Indian Rupees	US Dollar	4.7	7.4	Dec - 11
Korean Won	Euro	45.3	62.3	Dec - 10
Mexican Peso	Euro	7.5	—	Dec - 10
Mexican Peso	US Dollar	3.5	—	Dec - 10
US Dollar	Indian Rupee	252.2	372.9	Dec - 11
US Dollar	Euro	4.5	—	Dec - 10
In 2006, the Company entered into a series of interest rate swaps designated as fair value hedges of a portion of its senior notes. In the first quarter of 2009 the Company terminated interest rate swaps designated as fair value hedges of debt. Therefore, the basis adjustments of $34.5 million present at the termination of the hedging relationship are being amortized over the remaining life of the respective debt maturing in 2016 and 2019. The $30.0 million cash received related to the termination of these interest rate swaps is included in the Financing section of the Statement of Cash Flows. The Company recognized $5.7 million in interest expense in the first quarter of 2009 as a result of the early termination. As of June 30, 2010, there were no outstanding fixed to floating interest rate swap agreements.

At June 30, 2010 and December 31, 2009 the following amounts were recorded in the Company’s balance sheet as being payable to or receivable from counterparties. The fair values of foreign exchange and commodity forward or option contracts are based on Level 2 inputs under ASC Topic 820, as observed on recognized exchanges.
Derivatives designated as hedging instruments under Topic 820

	Assets			Liabilities
		June 30,	December 31,		June 30,	December 31,
(millions)	Location	2010	2009	Location	2010	2009
Foreign Exchange Contracts	Prepayments and Other Current Assets	$5.7	$3.6	Accounts Payable and Accrued Expenses	$5.3	$14.5
	Other Non-Current Assets	1.9	0.2	Other Non-Current Liabilities	0.6	3.0
Commodity Contracts	Prepayments and Other Current Assets	4.1	8.4	Accounts Payable and Accrued Expenses	0.2	0.1
Net Investment Hedges	Other Non-Current Assets	1.0	—	Other Non-Current Liabilities	49.5	51.2
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
The table below shows deferred gains and losses at the end of the period reported in other comprehensive income (loss) (OCI) and amounts expected to be reclassified to income or loss within the next twelve months. The gain or loss expected to be reclassified to income or loss in one year or less assumes no change in the current relationship of the hedged item and June 30, 2010 market rates.

			Gain (Loss) expected to
(millions)	Balance in OCI at		be reclassified to income
Contract Type	June 30, 2010	December 31, 2009	in one year or less
Foreign Exchange	$2.1	$(11.4)	$0.8
Commodity	5.6	7.3	5.6
Net Investment Hedges	(47.5)	(47.2)	—

Total	$(39.8)	$(51.3)	$6.4

Net investment hedges are derivative contracts entered into to hedge against changes in exchange rates that affect the overall value of net investments in foreign entities. Gains and losses on net investment hedges are recorded in other comprehensive income or loss and are used to offset equivalent gains or losses in the value of net investments that are recorded in translation gains and losses which is also a component of other comprehensive income or loss.
Derivatives Designated as Net Investment Hedges under Topic 820

		Gain (Loss) reclassified			Gain (Loss) recognized
		from OCI to income			in income
		(effective portion)			(ineffective portion)
(millions)		Three Months Ended			Three Months Ended
Contract Type	Location	June 30, 2010	June 30, 2009	Location	June 30, 2010	June 30, 2009
Cross-Currency Swap	Interest Expense	$—	$—	Interest Expense	$1.7	$6.6

		Gain (Loss) reclassified			Gain (Loss) recognized
		from OCI to income			in income
		(effective portion)			(ineffective portion)
(millions)		Six Months Ended			Six Months Ended
Contract Type	Location	June 30, 2010	June 30, 2009	Location	June 30, 2010	June 30, 2009
Cross-Currency Swap	Interest Expense	$—	$—	Interest Expense	$2.9	$0.9
Cash Flow hedges held during the period resulted in the following gains and losses recorded in income. The effective portion of gains or losses exactly offset gains or losses in the underlying transaction that they were designated to hedge, and are recorded on the same line in the income statement. Ineffectiveness resulting from imperfect matches between changes in value of hedge contracts and changes in value of the underlying transaction are immediately recognized in income.

Derivatives Designated as Cash Flow Hedging Instruments under Topic 820

		Gain (Loss) reclassified			Gain (Loss)
		from OCI to income			recognized in income
		(effective portion)			(ineffective portion)
(millions)		Three Months Ended			Three Months Ended
Contract Type	Location	June 30, 2010	June 30, 2009	Location	June 30, 2010	June 30, 2009
Foreign Exchange	Sales	$0.8	$(1.8)	SG&A Expense	$0.8	$(1.9)
Foreign Exchange	Cost of Goods Sold	(0.4)	1.3	SG&A Expense	—	0.5
Foreign Exchange	SG&A Expense	(0.2)	(0.4)	SG&A Expense	—	—
Commodity	Cost of Goods Sold	2.1	(2.5)	Cost of Goods Sold	(3.1)	1.5

		Gain (Loss) reclassified			Gain (Loss)
		from OCI to income			recognized in income
		(effective portion)			(ineffective portion)
(millions)		Six Months Ended			Six Months Ended
Contract Type	Location	June 30, 2010	June 30, 2009	Location	June 30, 2010	June 30, 2009
Foreign Exchange	Sales	$(0.1)	$(8.1)	SG&A Expense	$1.3	$(1.3)
Foreign Exchange	Cost of Goods Sold	(0.7)	3.2	SG&A Expense	—	0.8
Foreign Exchange	SG&A Expense	(0.2)	(0.9)	SG&A Expense	—	—
Commodity	Cost of Goods Sold	4.0	(7.0)	Cost of Goods Sold	(1.0)	(1.4)
Fair value derivative contracts are designated to offset losses and gains arising on the revaluation of monetary assets and liabilities recorded on the Company’s balance sheet. Gains and losses on derivatives are matched to the gains and losses on the underlying balances and are recorded on the same line in the income statement.
Derivatives Designated as Fair Value Hedging Instruments under Topic 820

		Gain recorded in			Loss recorded in
		income on derivative		Hedged items in	income on hedged item
(millions)		Three Months Ended		Topic 820	Three Months Ended
Contract Type	Location	June 30, 2010	June 30, 2009	(Fair Value)	June 30, 2010	June 30, 2009
Foreign Exchange	SG&A Expense	$—	$2.5	SG&A Expense	$—	$(2.5)

		Gain recorded in			Loss recorded in
		income on derivative		Hedged items in	income on hedged item
(millions)		Six Months Ended		Topic 820	Six Months Ended
Contract Type	Location	June 30, 2010	June 30, 2009	(Fair Value)	June 30, 2010	June 30, 2009
Foreign Exchange	SG&A Expense	$—	$2.5	SG&A Expense	$—	$(2.5)
At June 30, 2010 derivative instruments that are not designated as hedging instruments as defined by ASC Topic 815 were immaterial.
(12) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to the Company’s defined benefit pension plans for 2010 range from $15 to $25 million, of which $11.7 million has been contributed through the first six months of the year.
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
The Plant Shutdown Agreement with the UAW for the Muncie Plant also included a settlement of a portion of the UAW retiree health care obligation, resulting in the remeasurement of the retiree medical plan. The financial impact of this settlement resulted in expense recognition of $14.0 million, a $47.2 million reduction to retirement-related liabilities, a $27.2 million increase in accumulated other comprehensive income and a $34.0 million increase in accounts payable and accrued expenses in the first quarter of 2009. The $34.0 million in accounts payable and accrued expenses was paid in monthly installments, which began in May 2009 and concluded in April 2010.
The combined pre-tax impact of these actions was a net gain of $27.9 million, comprised of a $41.9 million curtailment gain and $14.0 million settlement loss on the Company’s Condensed Consolidated Statements of Operations as of March 31, 2009.
In June 2009, the Company announced its plan to freeze its defined benefit plan at its Bradford plant in the United Kingdom in consultation with affected employees and their representatives. The effect of this change resulted in the Bradford defined benefit plan ceasing to accrue defined benefits after October 1, 2009. Future pension benefits will be earned within an existing defined contribution plan going forward. The financial impact of this change was a $3.7 million reduction to retirement-related liabilities, a $3.5 increase in accumulated other comprehensive income and $0.2 million in income recognition in the second quarter of 2009.
On March 24, 2010, the Company finalized its settlement agreement regarding the closure of the Muncie Plant with the Pension Benefit Guaranty Corporation in which the Company will make certain payments directly to the Muncie Plant’s defined benefit pension plan (the “Plan”). On December 23, 2009 the Company made an initial cash contribution of $23 million for the 2009 Plan year, consistent with the settlement agreement. Also under the settlement agreement for each of the Plan years beginning in 2011, 2012, and 2013, the Company will make a cash contribution to the Plan in the amount of $15 million, unless this contribution exceeds the maximum amounts deductible under the applicable U.S. tax regulations. The Company provided $35 million in the form of a letter of credit and will waive a credit balance valued at $8 million in 2014.

The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations, are as follows:

					Other post
	Pension benefits				employment
(millions)	2010		2009		benefits
Three months ended June 30,	US	Non-US	US	Non-US	2010	2009

Components of net periodic benefit cost:
Service cost	$—	$2.6	$—	$2.3	$0.2	$0.2
Interest cost	4.3	3.4	5.1	4.4	3.7	4.8
Expected return on plan assets	(4.9)	(2.3)	(4.0)	(2.4)	—	—
Settlement/Curtailment	—	—	—	—	—	—
Amortization of unrecognized prior service benefit	(0.2)	—	(0.2)	—	(1.8)	(1.3)
Amortization of unrecognized loss	1.7	0.1	1.8	0.2	2.2	1.5

Net periodic benefit cost	$0.9	$3.8	$2.7	$4.5	$4.3	$5.2

					Other post
	Pension benefits				employment
(millions)	2010		2009		benefits
Six months ended June 30,	US	Non-US	US	Non-US	2010	2009

Components of net periodic benefit cost:
Service cost	$—	$4.8	$0.3	$5.0	$0.4	$0.4
Interest cost	8.7	7.4	10.5	8.1	7.3	10.3
Expected return on plan assets	(9.8)	(4.7)	(8.1)	(4.6)	—	—
Settlement/Curtailment	—	—	—	—	—	(61.9) *
Amortization of unrecognized prior service benefit	(0.4)	—	(0.2)	—	(3.5)	(9.3)
Amortization of unrecognized loss	3.3	0.4	3.7	0.5	4.5	4.3

Net periodic benefit cost (benefit)	$1.8	$7.9	$6.2	$9.0	$8.7	$(56.2)

*	Note: In the table above, the first quarter net settlements, curtailments and other gain of $61.9 million was offset by the $34.0 million cost to settle, resulting in a net pre-tax gain of $27.9 million.
(13) Stock-Based Compensation
Under the Company’s 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2009 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant was 12,500,000, of which approximately 2,200,000 shares are available for future issuance. As of June 30, 2010, there were a total of 4,575,592 outstanding options under the 1993 and 2004 Stock Incentive Plans.

Stock option compensation expense reduced income before income taxes and net earnings for the three and six months ended June 30, 2010 and 2009 by:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions), except per share data	2010	2009	2010	2009
Earnings before income taxes and noncontrolling interest	$—	$2.4	$0.1	$4.1
Net earnings	$—	$1.9	$—	$3.2
Per share — basic	$—	$0.02	$—	$0.03
Per share — diluted	$—	$0.02	$—	$0.03
A summary of the plans’ shares under option for the six months ended June 30, 2010 is as follows:

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise	Contractual	Value
	(thousands)	Price	Life (in years)	(in millions)
Outstanding at December 31, 2009	5,177	$27.98
Exercised	(203)	24.81
Forfeited	(26)	34.95
Other	5	27.37

Outstanding at March 31, 2010	4,953	$28.08	5.5	$50.0

Exercised	(365)	27.70
Forfeited	(12)	29.91

Outstanding at June 30, 2010	4,576	$28.10	5.3	$42.3

Options exercisable at June 30, 2010	4,576	$28.10	5.3	$42.3

At its November 2007 meeting, our Compensation Committee decided that restricted common stock and stock units would be awarded in place of stock options for long-term incentive award grants to employees. These restricted shares and units for employees vest fifty percent after two years and the remainder after three years from the date of grant. The Company also grants restricted common stock to its non-employee directors. For non-employee directors restricted shares generally vest ratably on the anniversary of the date of the grant over a period of three years. The market value of the Company’s restricted common stock and stock units at the date of grant determines the value of the restricted common stock. In February 2010, 570,954 restricted shares and units were granted to employees under the 2004 Stock Incentive Plan. In April 2010, 19,440 restricted shares were granted to non-employee directors under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in stockholders’ equity, and is amortized as compensation expense over the restriction periods.

Restricted stock compensation expense reduced income before income taxes and net earnings for the three and six months ended June 30, 2010 and 2009 by:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions), except per share data	2010	2009	2010	2009
Earnings before income taxes and noncontrolling interest	$5.6	$4.0	$10.4	$7.7
Net earnings	$4.4	$3.0	$8.3	$5.8
Per share — basic	$0.04	$0.03	$0.07	$0.05
Per share — diluted	$0.03	$0.03	$0.06	$0.05
A summary of the status of the Company’s nonvested restricted stock for the six months ended June 30, 2010 is as follows:

	Shares
	Subject to	Weighted
	Restriction	Average
	(thousands)	Price
Nonvested at December 31, 2009	1,547.1	$29.90
Granted	571.0	35.97
Vested	(156.6)	46.34
Forfeited	(28.6)	27.01
Other	2.3	46.34

Nonvested at March 31, 2010	1,935.2	$30.42

Granted	19.4	$39.81
Vested	(28.4)	$36.39
Forfeited	(30.5)	$27.15

Nonvested at June 30, 2010	1,895.7	$30.48

Stock based compensation expense affected both operating activities ($10.6 million and $12.5 million) and financing activities ($23.7 million and $2.6 million) of the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, respectively.
Due to the effects of stock options issued and issuable and restricted shares issued under the 1993 Plan and 2004 Stock Incentive Plan, shares increased for diluted earnings per share for the three and six months ended June 30, 2010 by 2,209,000 and 2,055,000, respectively. There was no dilutive impact to the weighted average shares outstanding for the three and six months ended June 30, 2009 due to the Company’s net loss.

(14) Comprehensive Income (Loss)
The amounts presented as changes in accumulated other comprehensive income (loss), net of related taxes, are added to (deducted from) net earnings (loss) resulting in comprehensive income (loss). The following table summarizes the components of comprehensive income (loss) on an after-tax basis for the three and six month periods ended June 30, 2010 and 2009.

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2010	2009	2010	2009
Foreign currency translation adjustments, net	$(128.4)	$66.0	$(215.2)	$7.7
Market value change in hedge instruments, net	(0.5)	21.5	10.1	48.1
Defined benefit post employment plans, net	—	4.5	—	6.0
Bond hedge on 3.50% convertible notes, net	—	(36.7)	—	(36.7)
Warrant on 3.50% convertible notes, net	—	31.2	—	31.2
Unrealized gain on available-for-sale securities, net	—	0.2	—	0.2

Change in accumulated other comprehensive income	(128.9)	86.7	(205.1)	56.5
Net earnings (loss) attributable to BorgWarner Inc.	82.8	(35.9)	159.0	(42.9)

Comprehensive income (loss)	(46.1)	50.8	(46.1)	13.6
Comprehensive loss attributable to the noncontrolling interest	(4.0)	(0.6)	(2.9)	(2.0)

Comprehensive income (loss) attributable to BorgWarner Inc.	$(50.1)	$50.2	$(49.0)	$11.6

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
The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its results of operations, financial position, or cash flows. Generally, this is because either the estimates of the maximum potential liability at a site are not material or the liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such matter.
Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance at June 30, 2010 of $47.4 million, which includes the $28.0 million referred to below. The Company has accrued amounts that do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.
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
In 2007 and 2008, four additional lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs, alleging personal injury relating to the alleged environmental contamination. One of the lawsuits, involving a single plaintiff, was dismissed by the trial court in April 2010 but is being appealed by the plaintiff, and the Company is vigorously contesting the appeal. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs in the other three lawsuits and those of approximately 3,000 unfiled claimants represented by those plaintiffs’ attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay $28 million in settlement funds.
The settlement funds are expected to be paid in two equal installments in October 2010 and January 2011.

Conditional Asset Retirement Obligations
In March 2005, ASC Topic 410, Accounting for Conditional Asset Retirement Obligations, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 31 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.3 million as of June 30, 2010 and December 31, 2009.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of June 30, 2010 and December 31, 2009 the Company had approximately 18,000 pending asbestos-related product liability claims. Of the 18,000 outstanding claims at June 30, 2010, approximately 9,000 were pending in just three jurisdictions, where significant tort and judicial reform activities are underway.
The Company’s policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2010, of the approximately 5,500 claims resolved, 121 (2.2%) resulted in any payment being made to a claimant by or on behalf of the Company. In the full year of 2009, of the approximately 5,300 claims resolved, only 223 (4.2%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid and accrued $136.3 million in defense and indemnity in advance of insurers’ reimbursement and has received $23.9 million in cash from insurers. The net outstanding balance of $112.4 million, which includes the $40.7 million referred to below, is expected to be fully recovered, of which approximately $50 million is expected to be recovered within one year. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2009, insurers owed $58.6 million in association with these claims.

On April 5, 2010 the Superior Court of New Jersey Appellate Division affirmed a lower court judgment in an asbestos-related action against the Company and others. The Company filed its Notice of Petition to the Supreme Court of New Jersey in late April, seeking to appeal the decisions of the lower courts. On July 8, 2010 the Supreme Court of New Jersey denied the Company’s Notice of Petition appealing the decision of the lower courts. As a result of the Court’s decision, the Company increased its estimated liability for claims asserted, but not yet paid by $36.7 million to $40.7 million and increased the Company’s related insurance receivable by $36.7 million to recognize the proceeds receivable from insurance carriers. The total claim of $40.7 million is expected to be paid by the Company in July 2010.
In addition to the $112.4 million net outstanding balance relating to past settlements and defense costs, the Company has estimated a liability of $46.5 million for claims asserted, but not yet resolved and their related defense costs at June 30, 2010. The Company also has a related asset of $46.5 million to recognize the proceeds receivable from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2009, the comparable value of the insurance receivable and accrued liability was $49.9 million.
The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	June 30,	December 31,
(millions)	2010	2009
Assets:
Prepayments and other current assets	$25.1	$24.9
Other non-current assets	21.4	25.0

Total insurance receivable	$46.5	$49.9

Liabilities:
Accounts payable and accrued expenses	$25.1	$24.9
Other non-current liabilities	21.4	25.0

Total accrued liability	$46.5	$49.9

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
(17) Restructuring
In the third and forth quarters of 2008 and in the second quarter of 2009 the Company took restructuring actions. These actions were in response to declines in global customer production levels, customer restructurings and a subsequent evaluation of our headcount levels in North America, Europe and Asia.
In the second quarter of 2009 the Company reduced its North American workforce by approximately 550 people, or 12%; its European workforce by approximately 150 people, or 2%; and its Asian workforce by approximately 60 people, or 3% in the second quarter. The net restructuring expense recognized in the second quarter was $9.0 million for employee termination benefits. In addition to employee termination costs, the Company recorded $36.3 million of asset impairment and $5.0 million of other charges in the second quarter of 2009 related to the North American and European restructuring. The combined 2009 restructuring expenses of $50.3 million are broken out by segment as follows: Engine $27.2 million, Drivetrain $19.7 million and Corporate $3.4 million.
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

The following table displays a rollforward of the employee related restructuring accruals recorded within the Company’s Consolidated Balance Sheet and the related cash flow activity for the three and six months ended June 30, 2010:

	Employee Related and Other Costs
(millions)	Drivetrain	Engine	Corporate	Total
Balance at December 31, 2009	$4.5	$10.9	$2.1	$17.5
Cash payments	(0.8)	(5.1)	(2.1)	(8.0)
Translation adjustment	(0.1)	(0.6)	—	(0.7)

Balance at March 31, 2010	$3.6	$5.2	—	$8.8

Cash payments	$(2.2)	—	—	$(2.2)
Translation adjustment	(0.2)	(0.8)	—	(1.0)

Balance at June 30, 2010	$1.2	$4.4	—	$5.6

Future cash payments for these restructuring activities are expected to be complete during 2010.
(18) Earnings (Loss) Per Share
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings (loss) per share of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in millions, except per share amounts	2010	2009	2010	2009
Basic earnings (loss) per share:
Net earnings (loss) attributable to BorgWarner Inc.	$82.8	$(35.9)	$159.0	$(42.9)

Weighted average shares of common stock outstanding	115,362	116,564	115,869	116,296

Basic earnings (loss) per share of common stock	$0.72	$(0.31)	$1.37	$(0.37)

Diluted earnings (loss) per share:
Net earnings (loss) attributable to BorgWarner Inc.	$82.8	$(35.9)	$159.0	$(42.9)
Adjustment for net interest expense on convertible notes	5.1	—	10.1	—

Diluted net earnings (loss) attributable to BorgWarner Inc.	$87.9	$(35.9)	$169.1	$(42.9)

Weighted average shares of common stock outstanding	115,362	116,564	115,869	116,296
Effect of 3.50% convertible notes	11,389	—	11,389	—
Effect of warrant	118	—	59	—
Effect of stock-based compensation	2,209	—	2,055	—

Total dilutive effect on weighted average shares of common stock outstanding	13,716	— *	13,503	— *

Weighted average shares of common stock outstanding including dilutive shares	129,078	116,564	129,372	116,296

Diluted earnings (loss) per share of common stock	$0.68	$(0.31)	$1.31	$(0.37)

Total anti-dilutive shares
Convertible debt shares	—	11,389	—	11,389
Stock options and incentive awards	—	1,222	—	1,151

Total anti-dilutive shares	—	12,611	—	12,540

*	The Company had a loss for the quarter and the six months ended June 30, 2009. As a result, diluted loss per share is the same as basic, as any dilutive securities would reduce the loss per share. Therefore, diluted shares are equal to basic shares outstanding for the three and six months ended June 30, 2009.

(19)	Reporting Segments
The Company’s business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups, which are managed separately as each represents a specific grouping of automotive components and systems.
The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of earnings before interest and taxes (“EBIT”) adjusted for restructuring, goodwill impairment charges, affiliates’ earnings, noncontrolling interest and other items not reflective of on-going operating profit or loss (“Adjusted EBIT”) compared to the projected average capital investment required.
Adjusted EBIT is the measure of segment profit or loss used by the Company. The Company believes Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments.

The following tables show net sales and Adjusted EBIT for the Company’s reporting segments.
Net Sales by Reporting Segment
(millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Engine	$1,017.6	$670.4	$1,923.6	$1,294.9
Drivetrain	408.7	248.8	794.5	447.0
Inter-segment eliminations	(4.6)	(3.0)	(9.6)	(6.2)

Net sales	$1,421.7	$916.2	$2,708.5	$1,735.7

Adjusted Earnings (Loss) Before Interest and Income Taxes (“Adjusted EBIT”)
(millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Engine	$132.8	$44.0	$239.5	$79.9
Drivetrain	37.3	(8.8)	74.0	(41.5)

Adjusted EBIT	170.1	35.2	313.5	38.4
Muncie closure retiree obligation net gain	—	—	—	(27.9)
Environmental litigation settlement	28.0	—	28.0	—
BERU-Eichenauer equity investment gain	(8.0)	—	(8.0)	—
Corporate, including equity in affiliates’ earnings and stock-based compensation	22.8	29.6	50.3	55.0
Restructuring expense	—	50.3	—	50.3
Interest income	(0.6)	(0.7)	(1.2)	(1.2)
Interest expense and finance charges	14.2	9.0	28.4	28.1

Earnings (loss) before income taxes and noncontrolling interest	113.7	(53.0)	216.0	(65.9)
Provision (benefit) for income taxes	26.0	(19.1)	46.9	(25.7)

Net earnings (loss)	87.7	(33.9)	169.1	(40.2)
Net earnings attributable to the noncontrolling interest	4.9	2.0	10.1	2.7

Net earnings (loss) attributable to BorgWarner Inc.	$82.8	$(35.9)	$159.0	$(42.9)

Total Assets
(millions)

	June 30,	December 31,
	2010	2009
Engine	$3,032.4	$2,812.8
Drivetrain	1,097.7	1,104.1

Total	4,130.1	3,916.9

Corporate, including equity in affiliates (a)	839.1	894.5

Total assets	$4,969.2	$4,811.4

(a)	Corporate assets in 2010 and 2009, including equity in affiliates include cash, deferred income taxes and investments & advances. 2009 Corporate assets are net of trade receivables securitized and sold to third parties.

(20)	New Accounting Pronouncements
In September 2006, the FASB ASC amended Topic 820, “Fair Value Measurements and Disclosures”. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On January 1, 2009, the Company fully adopted as required, ASC Topic 820. See Note 10 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 820.
In December 2007, the FASB ASC amended Topic 805, “Business Combinations”. ASC Topic 805 establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements. Under this revised statement, all costs incurred to effect an acquisition are recognized separately from the acquisition. Also, restructuring costs that are expected but the acquirer is not obligated to incur are recognized separately from the acquisition. On January 1, 2009, the Company adopted ASC Topic 805. In the first quarter of 2009, the Company expensed $4.8 million related to on-going acquisition related activity.

In December 2007, the FASB ASC amended Topic 810, “Consolidation”. For consolidated subsidiaries that are less than wholly owned, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests for such subsidiaries is presented as net income (loss) applicable to noncontrolling interest on the consolidated statement of operation, and the portion of stockholders’ equity of such subsidiaries is presented as noncontrolling interest on the consolidated balance sheet. Effective January 1, 2009, the Company adopted ASC Topic 810.
In March 2008, the FASB ASC amended Topic 815, “Derivatives and Hedging”. ASC Topic 815 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. On January 1, 2009, the Company adopted ASC Topic 815. See Note 11 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 815.
In May 2008, the FASB ASC amended Topic 470, “Debt”. Under ASC Topic 470, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. ASC Topic 470 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of ASC Topic 470 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we recorded the equity and liability components of the notes on our December 31, 2009 Consolidated Balance Sheet. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions)	2010	2009	2010	2009
Interest expense	$7.8	$7.4	$15.4	$7.4
Non-cash portion	$4.5	$4.2	$8.9	$4.2
See Note 9 to the Consolidated Financial Statements for more information regarding this issuance.
In June 2009, the FASB ASC amended Topic 860, “Accounting for Transfer of Financial Assets”. ASC Topic 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC Topic 810, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in ASC Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. On January 1, 2010, the Company elected to prospectively adopt ASC Topic 860. The second quarter 2010 impact of this adoption is an increase in receivables, net of $50 million and an increase in notes payable and other short-term debt of $50 million in the Company’s June 30, 2010 Condensed Consolidated Balance Sheet.

In June 2009, the FASB amended ASC Topic 810, “Consolidation”. ASC Topic 810 requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, ASC Topic 810 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. On January 1, 2010, the Company adopted ASC Topic 810.
In June 2009, the FASB ASC amended Topic 105, “Generally Accepted Accounting Principles”. This ASC Topic instituted a major change in the way accounting standards are organized. The accounting standards Codification became the single official source of authoritative, nongovernmental GAAP. As of September 30, 2009 only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other literature is non-authoritative. The Company adopted the Codification in the third quarter of 2009. The adoption of the Codification had no impact on the Company’s consolidated financial position, results of operations or cash flows.
(21) Recent Acquisitions
Dytech Ensa S.L.
On April 9, 2010, the Company acquired 100% of Dytech Ensa S.L. (“Dytech”), headquartered in Vigo, Spain. The gross cost of this acquisition is $147.7 million, or $147.6 million, net of cash and cash equivalents. Dytech is a leading producer of exhaust gas recirculation (EGR) coolers, EGR tubes, and integrated EGR modules including valves for automotive and commercial vehicle applications, both on- and off-road. This acquisition enhances the Company’s emissions products offering and system/module expertise, further differentiating BorgWarner as a leader in highly engineered automotive systems. In addition, Dytech’s geographic footprint and customer base complements and strengthens the Company’s market presence with global automakers. The operating results of Dytech are reported within the Company’s Engine segment from the date of acquisition. The Company’s $147.6 million payment has been recorded as an investing activity in the Company’s Consolidated Statement of Cash Flows.
The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed on April 9, 2010, the date of acquisition.

in millions
Receivables, net	$54.3
Inventories, net	44.7
Property, plant and equipment, net	45.0
Goodwill	71.7
Other intangible assets, net of tax*	31.1
Accounts payable and accrued expenses	(79.1)
Other assets and liabilities, net	(9.3)
Assumed debt	(10.8)

Net cash consideration	$147.6

*	Other intangibles assets, net of tax consist of $10.9 million for customer relationships, $11.0 million for unpatented technology, $9.0 million for trade names and $0.2 million in other miscellaneous intangible assets. Customer relationships, unpatented technology and miscellaneous intangible assets will be amortized over a 8, 15 and 3 year useful life, respectively. Trade names are not amortized.

BERU-Eichenauer GmbH
In anticipation of market growth expected for its electric cabin heaters, the Company completed the acquisition of BERU-Eichenauer GmbH by acquiring the shares of its former joint venture partner, Eichenauer Heizelemente GmbH & Co. KG. The former 50/50 joint venture was formed in 2000 to develop and manufacture electric cabin heaters in Kandel, Germany. The acquisition formally took effect on May 1, 2010.
The pre-tax impact of this acquisition was an increase in intangible and other assets of $17.6 million related to adjusting the Company’s fifty percent investment to fair value under ASC Topic 805, a gain of $8.0 million and a decrease in cash of $9.6 million. The Company’s $9.6 million payment has been recorded as an investing activity in the Company’s June 30, 2010 Consolidated Statement of Cash Flows.
Acquisition of Etatech, Inc. Technology
In May 2010, the Company made the final payment regarding the June 2009 purchase of Etatech, Inc. The $7.5 million payment has been reflected as an investing activity in the Company’s June 30, 2010 Consolidated Statement of Cash Flows.

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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009
Consolidated net sales for the three months ended June 30, 2010 totaled $1,421.7 million, a 55.2% increase from the three months ended June 30, 2009. This increase occurred while light-vehicle production was up 29% worldwide, including 73% in North America, 13% in Europe and 31% in Asia from the previous year’s second quarter. The net sales increase included the second quarter 2010 acquisition of Dytech Ensa S.L. (“Dytech”), offset by the effect of weaker foreign currencies, primarily the Euro, of approximately $24 million. Currency fluctuations impacted all of the Company’s product lines. Without the currency impact, the increase in global net sales would have been approximately 58%.
Gross profit and gross margin were $275.4 million and 19.4% for second quarter 2010 as compared to $116.2 million and 12.7% for second quarter 2009. The gross margin percentage increase is primarily due to higher sales in 2010 and successful cost reduction actions taken in 2009, offset by higher raw material costs.
Second quarter selling, general and administrative (“SG&A”) costs increased $22.4 million to $137.8 million from $115.4 million, and decreased as a percentage of net sales to 9.7% from 12.6%. R&D costs, which are included in SG&A expenses, increased $10.3 million to $46.1 million from $35.8 million as compared to the second quarter of 2009. As a percentage of sales, R&D costs decreased to 3.2% from 3.9% in the second quarter of 2009. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth. The SG&A cost increase is also reflective of higher performance related compensation in the second quarter of 2010.
In the second quarter of 2009, the Company took restructuring actions. The Company reduced its North American workforce by approximately 550 people, or 12%; its European workforce by approximately 150 people, or 2%; and its Asian workforce by approximately 60 people, or 3% in the second quarter. The net restructuring expense recognized in the second quarter was $9.0 million for employee termination benefits. In addition to employee termination costs, the Company recorded $36.3 million of asset impairment and $5.0 million of other charges in the second quarter of 2009 related to the North American and European restructuring. The combined 2009 restructuring expenses of $50.3 million are broken out by segment as follows: Engine $27.2 million, Drivetrain $19.7 million and Corporate $3.4 million.

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
Other expense of $20.3 million for the second quarter of 2010 is primarily comprised of the Company’s $28.0 million environmental litigation settlement, offset by an $8.0 million gain on the acquisition of BERU-Eichenauer GmbH related to adjusting the Company’s fifty percent investment to fair value under ASC Topic 805.
Equity in affiliates’ earnings of $10.0 million increased $5.2 million as compared with the second quarter of 2009 primarily due to an increase in vehicle production in Japan.
Second quarter interest expense and finance charges of $14.2 million increased $5.2 million as compared with second quarter 2009. This increase is primarily due to a $6.6 million favorable adjustment related to net hedge ineffectiveness, including non-performance risk recorded in the second quarter of 2009.
The Company’s projected annual effective tax rate for 2010 is estimated to be 21.8% which includes the one-time impact of the change in tax legislation related to Medicare Part D subsidies, the additional tax expense associated with the BERU-Eichenauer equity investment gain and the tax benefit associated with the Company’s environmental litigation settlement. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings. If the impact to the change in tax treatment for Medicare Part D subsidies, the BERU-Eichenauer equity investment gain and the Company’s environmental litigation settlement is not taken into account, the Company’s annual effective tax rate associated with on-going business operations was estimated to be 22.0%. In the second quarter, the Company increased its estimated annual effective tax rate for on-going business operations from 18% to 22%, primarily due to an increase in forecasted global earnings in higher taxed jurisdictions.
Due to unprecedented depressed global economic conditions in 2009 there was significant uncertainty regarding industry production volumes. This precluded the Company from making a reliable estimate of the annual effective tax rate for the full year. Accordingly, the Company made the 2009 income tax provision pursuant to Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes", which provides that tax (or benefit) in each foreign jurisdiction that is not subject to a valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction for the quarter. The actual global effective tax rate for the six months of 2009 was calculated to be a benefit of 39%, which resulted in a 36% tax rate (benefit) for the second quarter. This represented an income tax benefit of ($25.7) million on a loss of ($65.9) million for the first six months of 2009. It resulted in a ($19.1) million benefit on the loss of ($53.0) million for the second quarter of 2009.

The Company’s earnings (loss) per diluted share was $0.68 and $(0.31) for the second quarter ended June 30, 2010 and 2009, respectively. The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings (loss) per diluted share.

	Three Months Ended
	June 30,
	2010	2009
GAAP earnings or (loss) per share — diluted	$0.68	$(0.31)
Non-recurring or non-comparable items:
Environmental litigation settlement	(0.14)	—
BERU-Eichenauer equity investment gain	0.04
Restructuring activities	—	(0.29)
Interest rate derivative agreements	—	0.04

Total impact of non-recurring or non-comparable items per share — diluted	$(0.10)	$(0.26)*

*	Column does not add down due to rounding
Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009
Consolidated net sales for the six months ended June 30, 2010 totaled $2,708.5 million, a 56.0% increase from the six months ended June 30, 2009. This increase occurred while light-vehicle production was up 39% worldwide, including 72% in North America, 24% in Europe and 45% in Asia from the previous year’s first six months. The net sales increase included the second quarter 2010 acquisition of Dytech as well as the effect of stronger foreign currencies, primarily the Euro, of approximately $35 million. Currency fluctuations impacted all of the Company’s product lines. Without the currency impact, the increase in global net sales would have been approximately 54%.
Gross profit and gross margin were $513.9 million and 19.0% for the first six months of 2010 as compared to $195.8 million and 11.3% for the first six months of 2009. The gross margin percentage increase is primarily due to higher sales in 2010 and successful cost reduction actions taken in 2009, offset by higher raw material costs.
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
The Plant Shutdown Agreement with the UAW for the Muncie Plant also included a settlement of a portion of the UAW retiree health care obligation, resulting in the remeasurement of the retiree medical plan. The financial impact of this settlement resulted in expense recognition of $14.0 million, a $47.2 million reduction to retirement-related liabilities, a $27.2 million increase in accumulated other comprehensive income and a $34.0 million increase in accounts payable and accrued expenses in the first quarter of 2009. The $34.0 million in accounts payable and accrued expenses was paid in monthly installments, which began in May 2009 and concluded in April 2010.

The combined pre-tax impact of these actions was a net gain of $27.9 million, comprised of a $41.9 million curtailment gain and $14.0 million settlement loss on the Company’s Condensed Consolidated Statements of Operations as of March 31, 2009.
Second quarter selling, general and administrative (“SG&A”) costs increased $78.6 million to $268.1 million from $189.5 million, and decreased as a percentage of net sales to 9.9% from 10.9%. The increase in SG&A expenses was impacted by a $27.9 million afore mentioned net gain related to the Company’s Plant Shutdown Agreement with the UAW and subsequent closure of the Muncie Plant. This gain was partially offset by a $4.8 million expense associated with the adoption of ASC Topic 805, Business Combinations. Without these non-comparable items, SG&A as a percentage of net sales was 12.2% for the first six months of 2009. R&D costs, which are included in SG&A expenses, increased $20.1 million to $88.4 million from $68.3 million as compared to the first six months of 2009. As a percentage of sales, R&D costs decreased to 3.3% from 3.9% in the first six months of 2009. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth. The SG&A cost increase is also reflective of higher performance related compensation in the first six months of 2010.
In the second quarter of 2009, the Company took restructuring actions. The Company reduced its North American workforce by approximately 550 people, or 12%; its European workforce by approximately 150 people, or 2%; and its Asian workforce by approximately 60 people, or 3% in the second quarter. The net restructuring expense recognized in the second quarter was $9.0 million for employee termination benefits. In addition to employee termination costs, the Company recorded $36.3 million of asset impairment and $5.0 million of other charges in the second quarter of 2009 related to the North American and European restructuring. The combined 2009 restructuring expenses of $50.3 million are broken out by segment as follows: Engine $27.2 million, Drivetrain $19.7 million and Corporate $3.4 million.
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
Other expense of $21.9 million for the first six months of 2010 is primarily comprised of the Company’s $28.0 million environmental litigation settlement, offset by an $8.0 million gain on the acquisition of BERU-Eichenauer GmbH related to adjusting the Company’s fifty percent investment to fair value under ASC Topic 805.
Equity in affiliates’ earnings of $19.3 million increased $14.3 million as compared with the first six months of 2009 primarily due to an increase in vehicle production in Japan.
Interest expense and finance charges for the first six months of 2010 slightly increased from interest expense for the first six months of 2009. This slight increase was primarily due to higher debt levels in 2010, offset by a net $4.8 million non-cash charge related to net hedge ineffectiveness in 2009.
The Company’s projected annual effective tax rate for 2010 is estimated to be 21.8% which includes the one-time impact of the change in tax legislation related to Medicare Part D subsidies, the additional tax expense associated with the BERU-Eichenauer equity investment gain and the tax benefit associated with the Company’s environmental litigation settlement. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings. If the impact to the change in tax treatment for Medicare Part D subsidies, the BERU-Eichenauer equity investment gain and the Company’s environmental litigation settlement is not taken into account, the Company’s annual effective tax rate associated with on-going business operations was estimated to be 22.0%. In the second quarter, the Company increased its estimated annual effective tax rate for on-going business operations from 18% to 22%, primarily due to an increase in forecasted global earnings in higher taxed jurisdictions.
Due to unprecedented depressed global economic conditions in 2009 there was significant uncertainty regarding industry production volumes. This precluded the Company from making a reliable estimate of the annual effective tax rate for the full year. Accordingly, the Company made the 2009 income tax provision pursuant to Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes", which provides that tax (or benefit) in each foreign jurisdiction that is not subject to a valuation allowance be separately computed as ordinary income/(loss) occurs within the jurisdiction for the quarter. The actual global effective tax rate for the six months of 2009 was calculated to be a benefit of 39%, which resulted in a 36% tax rate (benefit) for the second quarter. This represented an income tax benefit of ($25.7) million on a loss of ($65.9) million for the first six months of 2009. It resulted in a ($19.1) million benefit on the loss of ($53.0) million for the second quarter of 2009.
The Company’s earnings (loss) per diluted share was $1.31 and $(0.37) for the first six months of 2010 and 2009, respectively. The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings (loss) per diluted share.

	Six Months Ended June 30,
	2010	2009
GAAP earnings or (loss) per share — diluted	$1.31	$(0.37)

Non-recurring or non-comparable items:
Environmental litigation settlement	(0.14)	—
BERU-Eichenauer equity investment gain	0.04
Medicare Part D tax law change	(0.02)	—
Restructuring activities	—	(0.29)
Interest rate derivative agreements	—	(0.03)
Adoption of ASC Topic 805 - acquisition activity	—	(0.03)
Muncie closure retiree obligation net gain	—	0.15

Total impact of non-recurring or non-comparable items per share — diluted	$(0.12)	$(0.20)

Reporting Segments
The Company’s business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups, which are managed separately as each represents a specific grouping of automotive components and systems.
The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of earnings before interest and taxes (“EBIT”) adjusted for restructuring, goodwill impairment charges, affiliates’ earnings, noncontrolling interest and other items not reflective of on-going operating profit or loss (“Adjusted EBIT”) compared to the projected average capital investment required.
Adjusted EBIT is the measure of segment profit or loss used by the Company. The Company believes Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments.

The following tables show net sales and Adjusted EBIT for the Company’s reporting segments.
Net Sales by Reporting Segment
(millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Engine	$1,017.6	$670.4	$1,923.6	$1,294.9
Drivetrain	408.7	248.8	794.5	447.0
Inter-segment eliminations	(4.6)	(3.0)	(9.6)	(6.2)

Net sales	$1,421.7	$916.2	$2,708.5	$1,735.7

Adjusted Earnings (Loss) Before Interest and Income Taxes (“Adjusted EBIT”)
(millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Engine	$132.8	$44.0	$239.5	$79.9
Drivetrain	37.3	(8.8)	74.0	(41.5)

Adjusted EBIT	170.1	35.2	313.5	38.4
Muncie closure retiree obligation net gain	—	—	—	(27.9)
Environmental litigation settlement	28.0	—	28.0	—
BERU-Eichenauer equity investment gain	(8.0)	—	(8.0)	—
Corporate, including equity in affiliates’ earnings and stock-based compensation	22.8	29.6	50.3	55.0
Restructuring expense	—	50.3	—	50.3
Interest income	(0.6)	(0.7)	(1.2)	(1.2)
Interest expense and finance charges	14.2	9.0	28.4	28.1

Earnings (loss) before income taxes and noncontrolling interest	113.7	(53.0)	216.0	(65.9)
Provision (benefit) for income taxes	26.0	(19.1)	46.9	(25.7)

Net earnings (loss)	87.7	(33.9)	169.1	(40.2)
Net earnings attributable to the noncontrolling interest	4.9	2.0	10.1	2.7

Net earnings (loss) attributable to BorgWarner Inc.	$82.8	$(35.9)	$159.0	$(42.9)

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009
The Engine segment net sales increased $347.2 million, or 51.8%, and segment EBIT increased $88.8 million, or 201.8%, from second quarter 2009. Excluding the impact of weaker foreign currencies, primarily the Euro, sales increased 54.7%. The sales increase was primarily driven by strong global growth in all major product groups as well as the second quarter 2010 acquisition of Dytech. The EBIT margin increase was primarily driven by strong global sales growth as well as continued cost management.
The Drivetrain segment net sales increased $159.9 million, or 64.3%, and segment EBIT increased $46.1 million, or 523.9%, from second quarter 2009. Excluding the impact of weaker foreign currencies, primarily the Euro, sales increased 66.2%. The sales increase was primarily driven by strong growth of transmission components and torque management devices in Europe, Asia and the U.S. The EBIT margin increase was primarily driven by strong global sales growth as well as continued cost management.
Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009
The Engine segment net sales increased $628.7 million, or 48.6%, and segment EBIT increased $159.6 million, or 199.7%, from the first six months of 2009. Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 46.6%. The sales increase was primarily driven by strong global growth in all major product groups as well as the second quarter 2010 acquisition of Dytech. The EBIT margin increase was primarily driven by strong global sales growth as well as continued cost management.

The Drivetrain segment net sales increased $347.5 million, or 77.7%, and segment EBIT increased $115.5 million, or 278.3%, from the first six months of 2009. Excluding the impact of stronger foreign currencies, primarily the Euro, sales increased 75.4%. The sales increase was primarily driven by strong growth of transmission components and torque management devices in Europe, Asia and the U.S. The EBIT margin increase was primarily driven by strong global sales growth as well as continued cost management.
Outlook for the Remainder of 2010
The Company is optimistic about 2010. North American and European production levels in the first six months of 2010 were stronger than expected and demand appears to be based on fundamental improvements in those markets. An expectation of higher global vehicle production levels, increased confidence in the stability of the European vehicle market subsequent to the expiration of government-sponsored incentive programs, and a favorable shift in Europe and Asia toward vehicles with higher BorgWarner content has resulted in higher expectations for the Company in 2010.
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
FINANCIAL CONDITION AND LIQUIDITY
The Company had $187.5 million of cash on hand at June 30, 2010. On March 31, 2010, the Company replaced its $250 million multi-currency revolving credit facility with a new $550 million multi-currency revolving credit facility, which includes a feature that allows the Company to increase its borrowings to $600 million. The new facility provides for borrowings through March 31, 2013, and is guaranteed by the Company’s domestic subsidiaries. The Company has three key financial covenants as part of the credit agreement. These covenants are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at June 30, 2010 and expects to remain compliant in future periods. At June 30, 2010 and December 31, 2009 there were no outstanding borrowings under these facilities. In addition to the credit facility, as of June 30, 2010, the Company had approximately $376 million available under a universal shelf registration statement on file with the Securities and Exchange Commission under which a variety of debt and equity instruments could be issued. From a credit quality perspective, the Company has a credit rating of BBB from both Standard & Poor’s and Fitch Ratings and Ba1 from Moody’s. On March 18, 2009, Moody’s downgraded the Company’s credit rating from Baa3 to Ba1. The current outlook from both Standard & Poor’s and Fitch Ratings is stable. On April 13, 2010, Moody’s upgraded the Company’s outlook to positive. On June 2, 2010 the Company received its first credit rating from Fitch Ratings. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.
On April 24, 2009 the Company’s $50 million accounts receivable securitization facility matured and was repaid. On December 21, 2009 the Company entered into a new $50 million accounts receivable securitization facility. This facility matures on December 21, 2012.
The Company paid servicing fees related to these receivables for the three and six months ended June 30, 2010 and 2009 of $0.3 million and $0.1 million and $0.5 million and $0.4 million, respectively. As they were under prior accounting rules, these amounts are consistently recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

Net cash provided by operating activities increased $34.5 million to $208.3 million for the first six months of 2010 from $173.8 million in the first six months of 2009. The increase reflects higher earnings, offset by higher working capital needs in the first six months of 2010 as compared to the first six months of 2009.
Net cash used in investing activities increased $181.1 million to $263.2 million for the first six months of 2010 from $82.1 million in the first six months of 2009. This increase is primarily due to the $147.6 million acquisition of Dytech, headquartered in Vigo, Spain, the $9.6 million acquisition of the Company’s 50/50 BERU-Eichenauer joint venture, and the final $7.5 million payment for the June 2009 purchase of Etatech, Inc. Capital spending, including tooling outlays, was $107.4 million in the first six months of 2010, compared with $88.3 million in 2009. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business and for cost reductions and productivity improvements. The Company expects to continue to spend capital to support the launch of our new applications and for cost reductions and productivity improvement projects.
Net cash used by financing activities increased $139.3 million to $82.3 million for the first six months of 2010 from net cash provided by financing activities of $57.0 million in the first six months of 2009. This change is mostly due to the Company’s repurchasing of 4,062,700 shares of its common stock for $154.8 million in the second quarter of 2010.
As of June 30, 2010, debt increased from year-end 2009 by $124.0 million and cash decreased by $169.9 million. Our debt to capital ratio was 32.0% at the end of the second quarter versus 27.5% at the end of 2009. Our debt and debt to capital ratio increase relates to the January 1, 2010 adoption of ASC Topic 860. The second quarter 2010 impact of this adoption is an increase in receivables, net of $50 million and an increase in notes payable and other short-term debt of $50 million in the Company’s 2010 Condensed Consolidated Balance Sheet. Additionally, the Company’s debt to capital increase also relates to second quarter 2010 $147.6 million acquisition of Dytech as well as the repurchasing of 4,062,700 shares of common stock for $154.8 million.
The Company paid dividends to its stockholders of $13.8 million in the first six months of 2009. On March 5, 2009, the Company announced the temporary suspension of the Company’s quarterly dividend of $0.12 per share.
On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under ASC Topic 470, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, the Company must account for the convertible senior notes by bifurcating the instruments between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. The Company’s June 30, 2010 Consolidated Balance Sheet includes debt of $339.2 million and capital in excess of par of $36.5 million. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions)	2010	2009	2010	2009
Interest expense	$7.8	$7.4	$15.4	$7.4
Non-cash portion	$4.5	$4.2	$8.9	$4.2
The notes will pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.
Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. Since the Company’s stock price was above the convertible senior notes conversion price of $32.82 as of June 30, 2010, the if-converted value was approximately $9.6 million at June 30, 2010. There was no dilutive impact to weighted average shares outstanding for the year-ended December 31, 2009 due to the convertible senior notes. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of our common stock or a combination thereof at our election. The convertible senior notes were issued under the Company’s $750 million universal shelf registration filed with the Securities and Exchange Commission, leaving approximately $376 million available as of June 30, 2010.
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
The Company believes that none of these matters, individually or in the aggregate, will have a material adverse effect on its results of operations, financial position, or cash flows. Generally, this is because either the estimates of the maximum potential liability at a site are not material or the liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such matter.
Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance at June 30, 2010 of $47.4 million, which includes the $28.0 million referred to below. The Company has accrued amounts that do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.
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

In 2007 and 2008, four additional lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs, alleging personal injury relating to the alleged environmental contamination. One of the lawsuits, involving a single plaintiff, was dismissed by the trial court in April 2010 but is being appealed by the plaintiff, and the Company is vigorously contesting the appeal. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs in the other three lawsuits and those of approximately 3,000 unfiled claimants represented by those plaintiffs’ attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay $28 million in settlement funds. The settlement funds are expected to be paid in two equal installments in October 2010 and January 2011.
Conditional Asset Retirement Obligations
In March 2005, ASC Topic 410, Accounting for Conditional Asset Retirement Obligations, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 31 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.3 million as of June 30, 2010 and December 31, 2009.
Product Liability
Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of June 30, 2010 and December 31, 2009 the Company had approximately 18,000 pending asbestos-related product liability claims. Of the 18,000 outstanding claims at June 30, 2010, approximately 9,000 were pending in just three jurisdictions, where significant tort and judicial reform activities are underway.
The Company’s policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2010, of the approximately 5,500 claims resolved, 121 (2.2%) resulted in any payment being made to a claimant by or on behalf of the Company. In the full year of 2009, of the approximately 5,300 claims resolved, only 223 (4.2%) resulted in any payment being made to a claimant by or on behalf of the Company.
Prior to June 2004, the settlement and defense costs associated with all claims were covered by the Company’s primary layer insurance coverage, and these carriers administered, defended, settled and paid all claims under a funding arrangement. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have paid asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement. To date, the Company has paid and accrued $136.3 million in defense and indemnity in advance of insurers’ reimbursement and has received $23.9 million in cash from insurers. The net outstanding balance of $112.4 million, which includes the $40.7 million referred to below, is expected to be fully recovered, of which approximately $50 million is expected to be recovered within one year. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to below. At December 31, 2009, insurers owed $58.6 million in association with these claims.
On April 5, 2010 the Superior Court of New Jersey Appellate Division affirmed a lower court judgment in an asbestos-related action against the Company and others. The Company filed its Notice of Petition to the Supreme Court of New Jersey in late April, seeking to appeal the decisions of the lower courts. On July 8, 2010 the Supreme Court of New Jersey denied the Company’s Notice of Petition appealing the decision of the lower courts. As a result of the Court’s decision, the Company increased its estimated liability for claims asserted, but not yet paid by $36.7 million to $40.7 million and increased the Company’s related insurance receivable by $36.7 million to recognize the proceeds receivable from insurance carriers. The total claim of $40.7 million is expected to be paid by the Company in July 2010.
In addition to the $112.4 million net outstanding balance relating to past settlements and defense costs, the Company has estimated a liability of $46.5 million for claims asserted, but not yet resolved and their related defense costs at June 30, 2010. The Company also has a related asset of $46.5 million to recognize the proceeds receivable from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2009, the comparable value of the insurance receivable and accrued liability was $49.9 million.
The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	June 30,	December 31,
(millions)	2010	2009
Assets:
Prepayments and other current assets	$25.1	$24.9
Other non-current assets	21.4	25.0

Total insurance receivable	$46.5	$49.9

Liabilities:
Accounts payable and accrued expenses	$25.1	$24.9
Other non-current liabilities	21.4	25.0

Total accrued liability	$46.5	$49.9

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
New Accounting Pronouncements
In September 2006, the FASB ASC amended Topic 820, “Fair Value Measurements and Disclosures”. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On January 1, 2009, the Company fully adopted as required, ASC Topic 820. See Note 10 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 820.
In December 2007, the FASB ASC amended Topic 805, “Business Combinations”. ASC Topic 805 establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements. Under this revised statement, all costs incurred to effect an acquisition are recognized separately from the acquisition. Also, restructuring costs that are expected but the acquirer is not obligated to incur are recognized separately from the acquisition. On January 1, 2009, the Company adopted ASC Topic 805. In the first quarter of 2009, the Company expensed $4.8 million related to on-going acquisition related activity.
In December 2007, the FASB ASC amended Topic 810, “Consolidation”. For consolidated subsidiaries that are less than wholly owned, the third party holdings of equity interests are referred to as noncontrolling interests. The portion of net income (loss) attributable to noncontrolling interests for such subsidiaries is presented as net income (loss) applicable to noncontrolling interest on the consolidated statement of operation, and the portion of stockholders’ equity of such subsidiaries is presented as noncontrolling interest on the consolidated balance sheet. Effective January 1, 2009, the Company adopted ASC Topic 810.
In March 2008, the FASB ASC amended Topic 815, “Derivatives and Hedging”. ASC Topic 815 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. On January 1, 2009, the Company adopted ASC Topic 815. See Note 11 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 815.

In May 2008, the FASB ASC amended Topic 470, “Debt”. Under ASC Topic 470, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. ASC Topic 470 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of ASC Topic 470 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we recorded the equity and liability components of the notes on our December 31, 2009 Consolidated Balance Sheet. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions)	2010	2009	2010	2009
Interest expense	$7.8	$7.4	$15.4	$7.4
Non-cash portion	$4.5	$4.2	$8.9	$4.2
See Note 9 to the Consolidated Financial Statements for more information regarding this issuance.
In June 2009, the FASB ASC amended Topic 860, “Accounting for Transfer of Financial Assets”. ASC Topic 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC Topic 810, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in ASC Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. On January 1, 2010, the Company elected to prospectively adopt ASC Topic 860. The second quarter 2010 impact of this adoption is an increase in receivables, net of $50 million and an increase in notes payable and other short-term debt of $50 million in the Company’s June 30, 2010 Condensed Consolidated Balance Sheet.
In June 2009, the FASB amended ASC Topic 810, “Consolidation”. ASC Topic 810 requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, ASC Topic 810 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. On January 1, 2010, the Company adopted ASC Topic 810.
In June 2009, the FASB ASC amended Topic 105, “Generally Accepted Accounting Principles”. This ASC Topic instituted a major change in the way accounting standards are organized. The accounting standards Codification became the single official source of authoritative, nongovernmental GAAP. As of September 30, 2009 only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission. All other literature is non-authoritative. The Company adopted the Codification in the third quarter of 2009. The adoption of the Codification had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Repurchases and Authorization of Equity Securities)
The Company’s Board of Directors previously authorized the purchase of up to 9.8 million shares of the Company’s common stock. As of June 30, 2010, the Company had repurchased 9,485,128 shares. At the Company’s Board of Directors meeting held July 28, 2010 the Board authorized the additional purchase of up to 5.0 million shares of the Company’s common stock.
All shares purchased under authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and amounts to be determined by management as market conditions and the Company’s capital position warrant. The Company may use Rule 10b5-1 plans to facilitate share repurchases. Repurchased shares will be deemed treasury shares and may subsequently be reissued for general corporate purposes.
The following table provides information about Company purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2010, at a total cost of $154.8 million:
ISSUER REPURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet be
	Total Number of	Average Price Paid per	Announced Plans or	Purchased Under the
Period	Shares Purchased	Share	Programs	Plans or Programs
Month Ended April 30, 2010	—	$—	—	4,377,572
Month Ended May 31, 2010	2,391,300	38.03	2,391,300	1,986,272
Month Ended June 30, 2010	1,671,400	38.23	1,671,400	314,872

Total	4,062,700	$38.11	4,062,700	314,872

NOTE: All purchases were made on the open market.

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BorgWarner Inc.

(Registrant)

By	/s/ Ronald T. Hundzinski
(Signature)

Ronald T. Hundzinski

Vice President and Controller

(Principal Accounting Officer)
Date: July 30, 2010