Form 10-K
period 2010-12-31
BORGWARNER INC
filed 2011-02-10
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

ANNUAL REPORT

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010
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
  Yes ☐     No  ☑

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2010 (the last business day of the most recently completed second fiscal quarter) was approximately $4.3 billion.

As of February 4, 2011, the registrant had 111,738,557 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Part of Form 10-K
into which
Document	incorporated

Portions of the BorgWarner Inc. Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III

BORGWARNER INC.

Form 10-K

YEAR ENDED DECEMBER 31, 2010

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management’s current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “initiative,” “intends,” “outlook,” “plans,” “potential,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. All statements, other than statements of historical fact contained or incorporated by reference in this Form 10-K, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Critical Accounting Policies” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use by original equipment manufacturers of outside suppliers, fluctuations in demand for vehicles containing our products, changes in general economic conditions, as well as the other risks noted under Item 1A, “Risk Factors” and in other reports that we file with the Securities and Exchange Commission. We do not undertake any obligation to update or announce publicly any updates to or revision to any of the forward-looking statements in this Form 10-K to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

This section and the discussions contained in Item 1A, “Risk Factors,” and in Item 7, subheading “Critical Accounting Policies” in this report, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Act. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, financial condition and prospects.

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

Financial Information About Reporting Segments

Refer to Note 19, “Reporting Segments and Related Information” of the Notes to the Consolidated Financial Statements in Item 8 of this report for financial information about business segments.

Narrative Description of Reporting Segments

The Company reports its results under two reporting segments: Engine and Drivetrain. Net revenues by segment for the three years ended December 31, 2010, 2009 and 2008 are as follows :

	Year Ended December 31,
Net Sales	2010	2009	2008
	(Millions of dollars)

Engine	$4,060.8	$2,883.2	$3,861.5
Drivetrain	1,611.4	1,093.5	1,426.4
Inter-segment eliminations	(19.4)	(14.9)	(24.0)

Net sales	$5,652.8	$3,961.8	$5,263.9

The sales information presented above excludes the sales by the Company’s unconsolidated joint ventures (See “Joint Ventures” section). Such unconsolidated sales totaled approximately $779 million in 2010, $599 million in 2009 and $792 million in 2008.

Engine

The Engine Group develops and manufactures products to manage engines for fuel efficiency, reduced emissions, and enhanced performance. Concern about fuel prices and availability, and the need to lower CO2 emissions are driving demand for the Company’s products in smaller, more efficient gasoline and diesel engines and alternative powertrains. Engine Group products currently fall into the following major categories: turbochargers, timing devices and chain products, emissions systems, thermal systems, diesel cold start and gasoline ignition technology and cabin heaters.

The Engine Group provides turbochargers for light-vehicle, commercial-vehicle and off-road applications for diesel and gasoline engine manufacturers in Europe, North America, South America and Asia. The Engine Group has greatly benefited from the growth in turbocharger demand in Europe. This growth is linked to increasing demand for diesel engines in light vehicles, which typically use turbochargers, and for turbocharged gasoline engines. Benefits of turbochargers in both light-vehicle and commercial-vehicle applications include increased power for a given engine size, improved fuel economy and significantly reduced emissions.

Sales of turbochargers for light-vehicles represented approximately 26%, 27%, and 24% of the Company’s total revenues for 2010, 2009 and 2008, respectively. The Company currently supplies light-

vehicle turbochargers to many OEMs including Volkswagen, Renault, PSA, Daimler, Hyundai, Fiat, BMW, Ford and General Motors. The Company also supplies commercial-vehicle turbochargers to Caterpillar, John Deere, Daimler, Navistar, Deutz and MAN.

The Company’s newest technologies are its regulated two-stage turbocharging system known as R2S®, variable turbine geometry (“VTG”) turbochargers and turbochargers for gasoline direct injected engines. In 2008, the Company announced the start of production of its award winning R2S technology for Daimler’s four-cylinder diesel engine range. The Company also began shipping VTG turbochargers for VW’s common-rail engine range and announced the launch of a VTG turbocharger for use with low-pressure exhaust gas recirculation to reduce emissions on VW’s Jetta Clean Diesel TDI. In 2010, the Company began shipping turbochargers for Ford’s 3.5 liter V6 direct-injected gasoline EcoBoost engine for rear-wheel drive cars and trucks. Ford selected BorgWarner’s leading gasoline turbocharger technology for their new four-cylinder EcoBoost engine, which made its global debut in 2010.

The Engine Group also designs and manufactures products to control emissions and improve fuel economy. These products include electric air pumps, turbo actuators that use integrated electronics to precisely control turbocharger speed and pressure ratio, and exhaust gas recirculation coolers, tubes and valves for gasoline and diesel applications.

The Engine Group’s chain and chain systems products include timing chain and timing drive systems, variable cam timing (“VCT”) systems, crankshaft and camshaft sprockets, tensioners, guides and snubbers, HY-VO ® front-wheel drive (“FWD”) transmission chain and four-wheel drive (“4WD”) chain, and MORSE GEMINI ® chain systems for light-vehicle and commercial-vehicle applications.

The Company’s timing chain systems are used on Ford’s family of engines, including the Duratec, Modular and in-line four-cylinder engines, as well as on a number of Chrysler’s engines, including its 3.7 liter and 4.7 liter engines, the four-cylinder World Engine and the new 3.6 liter Pentastar engine. In addition, the Company provides timing systems to a number of Asian OEMs, including Honda, Nissan, and Hyundai, and to several European OEMs. The Company believes that it is the world’s leading manufacturer of timing chain systems.

The Engine Group’s newest technology is its VCT with mid position lock, which allows a greater range of camshaft positioning thereby enabling greater control over airflow and the opportunity to improve fuel economy, function and efficiency compared with conventional VCT systems. BorgWarner is currently working with five OEMs to implement the technology.

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

The Company also believes it is a leading global provider of engine thermal solutions for truck, agricultural and off-highway applications. The group designs, manufactures and markets viscous fan drives that control fans to sense and respond to multiple cooling requirements. The Engine Group also manufactures and markets polymer fans for engine cooling systems. The Company’s thermal products provide improved vehicle fuel economy and reduced engine emissions while minimizing parasitic horsepower loss. The Company has been awarded the “standard position” (the OEM-designated preferred supplier of component systems available to the end-customer) at the major global heavy truck producers.

In 2005, the Company acquired approximately 69.4% of the outstanding shares of BERU Aktiengesellschaft (“BERU”), headquartered in Ludwigsburg, Germany. Through a series of transactions and legal actions, the Company became the only shareholder of BERU effective September 30, 2009. That company’s corporate form and name was changed to BorgWarner BERU Systems GmbH (“BERU Systems”) in late 2009.

BERU System’s operating results are included within the Company’s Engine Group segment. BERU Systems is a leading global automotive supplier of diesel cold start technology (glow plugs and instant starting systems). In 2008, BERU launched its new Pressure Sensor Glow Plug with which the combustion process of a diesel engine is monitored and enhanced, allowing the lowest CO2 and NOx emissions possible. It also designs and manufactures gasoline ignition technology (spark plugs and ignition coils); and electronic control units and sensor technology (tire pressure sensors, diesel cabin heaters and selected sensors).

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

In anticipation of market growth expected for its electric cabin heaters, the Company completed the acquisition of BERU-Eichenauer GmbH by acquiring the shares of its former joint venture partner, Eichenauer Heizelemente GmbH & Co. KG. The former 50/50 joint venture was formed in 2000 to develop and manufacture electric cabin heaters. The acquisition formally took effect on May 1, 2010.

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

The Company has announced DCT programs with customers that include VW, Audi, SAIC and Nissan, in addition to Getrag DCT programs with BMW, Ford and other global automakers. Also, the Company is working on several other DCT programs with OEMs around the world. BorgWarner DualTronic technology enables a conventional, manual gearbox to function as a fully automatic transmission by eliminating the interruption in power flow that occurs when a single clutch manual transmission shifts gears. The result is a smooth shifting automatic transmission with the fuel efficiency and great driving experience of a manual gearbox.

On November 18, 2008, we entered into a joint venture agreement with China Automobile Development United Investment Company, a company owned by leading Chinese automakers, to produce various dual clutch transmission modules. The joint venture’s operations will be located in Dalian, China and production is scheduled to begin in 2011. The Company owns 66% of the joint venture.

In conventional automatic transmissions, there has been a global market trend from four and five speeds to six, seven, and even eight speed transmissions. Transmissions with more speeds improve fuel economy and vehicle performance and offer growth opportunities.

The Drivetrain Group’s torque management products include rear-wheel drive (“RWD”)/AWD transfer case systems, FWD/AWD electromagnetic coupling systems and advanced products. The Company’s focus is on electronically controlled (active) torque management devices and systems for their vehicle dynamics, fuel economy and stability benefits.

Transfer cases are installed primarily on light-trucks, sport-utility vehicles (“SUV“s), rear-wheel drive based cross-over utility vehicles (“CUV“s) and passenger cars. A transfer case attaches to the transmission and distributes torque to the front and rear axles improving vehicle traction and stability in dynamic driving conditions.

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

With the trend toward vehicle electrification gaining momentum, the Company is also applying its years of expertise to deliver robust and highly efficient single and multiple speed electric gear reduction solutions for hybrids and electric vehicles. Currently, we supply our eGearDrive(tm) single-speed gearbox to the Ford Transit Connect Electric. We are actively engaged with traditional and non-traditional OEMs on a number of other transmission programs for plug-in hybrid and electric vehicles.

On January 31, 2011, the Company acquired the Traction Systems division of Haldex Group, a leading provider of innovative all-wheel drive (AWD) products for the global vehicle industry headquartered in Stockholm, Sweden. The purchase price was approximately $205 million (1.425 billion Swedish Krona). The operating results will be reported within the Company’s Drivetrain reporting segment from the date of acquisition.

This acquisition is expected to accelerate BorgWarner’s growth in the global AWD market as it continues to shift toward front-wheel drive (FWD) based vehicles. The acquisition will add industry leading FWD/AWD technologies, with a strong European customer base, to BorgWarner’s existing portfolio of front and rear-wheel drive based products. This enables BorgWarner to provide global customers a broader range of all-wheel drive solutions to meet their vehicle needs.

Joint Ventures

As of December 31, 2010, the Company had 11 joint ventures in which it had a less-than-100% ownership interest. Results from the eight ventures in which the Company is the majority owner are consolidated as part of the Company’s results. Results from the three ventures in which the Company’s effective ownership interest is 50% or less, were reported by the Company using the equity method of accounting.

Management of the unconsolidated joint ventures is shared with the Company’s respective joint venture partners. Certain information concerning the Company’s joint ventures is set forth below:

			Percentage
			Owned by		Location		Fiscal 2010
		Year	the		of		Sales (Millions
Joint Venture	Products	Organized	Company (a)		Operation	Joint Venture Partner	of Dollars) (b)

Unconsolidated:
NSK-Warner K.K.	Transmission components	1964	50%		Japan/China	NSK Ltd.	$634.7
Turbo Energy Limited(c)	Turbochargers	1987	32.6%		India	Sundaram Finance Limited;	$137.9
						Brakes India Limited
BERU Diesel Start Systems Pvt. Ltd.	Glow Plugs	1996	49%		India	Jayant Dave	$6.3
Consolidated:
BorgWarner Transmission Systems Korea, Inc.	Transmission components	1987	60	%(d)	Korea	NSK-Warner K.K.	$148.1
Divgi-Warner Pvt. Ltd.	Transfer cases and automatic locking hubs	1995	60%		India	Divgi Metalwares, Ltd.	$20.8
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans and fan drives	1999	70%		China	Ningbo Shenglong Group Co., Ltd.	$49.7
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%		China	Beijing Automotive Industry Corporation	$63.6
SeohanWarner Turbo Systems Ltd.	Turbochargers	2003	71%		Korea	Korea Flange Company	$90.0
BorgWarner United Transmission Systems Co. Ltd.	Transmission components	2009	66%		China	China Automobile Development United Investment Co., Ltd.	$—
BERU Korea Co. Ltd.	Ignition coils and pumps	2001	51%		Korea	Mr. K.B. Mo and Mr. D.H. Kim	$45.6
BorgWarner-Vikas Emissions Systems India Private Limited	EGR coolers	2007	60%		India	Kenmore Vikas Pvt. Ltd. and Man Mohak Fin. Invest Pvt. Ltd.	$5.1

(a)	In the second quarter of 2008, the Company and BERU completed a Domination and Profit Transfer Agreement (“DPTA”), giving BorgWarner full control of BERU. For the joint ventures in which BERU Systems is a party, the percentage of ownership for each joint venture reflects BERU System’s ownership percentage.

(b)	All sales figures are for the year ended December 31, 2010, except NSK-Warner and Turbo Energy Limited. NSK-Warner’s sales are reported for the 12 months ended November 30, 2010. Turbo Energy Limited’s sales are reported for the 12 months ended September 30, 2010.

(c)	The Company made purchases from Turbo Energy Limited totaling $22.9 million, $24.2 million and $25.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

(d)	BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea, Inc. This gives the Company an additional indirect effective ownership percentage of 20%. This results in a total effective ownership interest of 80%.

Financial Information About Geographic Areas

Refer to Note 19, “Reporting Segments and Related Information” of the Notes to the Consolidated Financial Statements in Item 8 of this report for financial information about geographic areas.

Approximately 74% of the Company’s consolidated sales for 2010 were outside the United States, including exports. However, a portion of such sales were to OEMs headquartered outside the United States that produce vehicles that are, in turn, exported to the United States.

Customers

Approximately 77% of the Company’s total sales in 2010 were for light-vehicle applications; 16% of the Company’s sales were to a diversified group of commercial truck, bus, construction and agricultural vehicle manufacturers; and the remaining 7% to distributors of aftermarket replacement parts.

For the most recent three-year period, the Company’s worldwide sales to the following customers (including their subsidiaries) were approximately as follows:

Customer	2010	2009	2008

Volkswagen	19%	22%	19%
Ford	11%	12%	9%

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

Sales and Marketing

Each of the Company’s business units within its two reporting segments has its own sales function. Account executives for each of our business units are assigned to serve specific OEM customers for one or more of a business unit’s products. Our account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business. Because of their close relationship with OEMs, account executives are able to identify and meet customers’ needs based upon their knowledge of our products design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities and serve as a key interface with the customers.

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

Research and Development

The Company conducts advanced engine and drivetrain research at the reporting segment level. This advanced engineering function looks to leverage know-how and expertise across product lines to create new engine and drivetrain systems and modules that can be commercialized. A venture capital fund that was created by the Company as seed money for new innovation and collaboration across businesses is managed by this function.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
	2010	2009	2008
	(Millions of dollars)

Gross R&D expenditures	$233.2	$219.0	$273.4
Customer reimbursements	(48.2)	(63.8)	(67.7)

Net R&D expenditures	$185.0	$155.2	$205.7

The Company’s net R&D expenditures are included in the selling, general, and administrative expenses of the Consolidated Statements of Operations. Net R&D expenditures as a percentage of net sales were 3.3% in 2010 and 3.9% in both 2009 and 2008. Customer reimbursements are netted against gross R&D expenditures upon billing of services performed. The Company has contracts with several customers at the Company’s various R&D locations. No such contract exceeded $6.0 million in any of the years presented.

Patents and Licenses

The Company has approximately 4,000 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, any group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company’s business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company’s financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

The Company owns the “BorgWarner” and “Borg-Warner Automotive” trade names and housemarks, and variations thereof, which are material to the Company’s business.

Competition

The Company’s operating segments compete worldwide with a number of other manufacturers and distributors which produce and sell similar products. Many of these competitors are larger and have greater resources than the Company. Technological innovation, application engineering development, quality, price, delivery and program launch support are the primary elements of competition.

The Company’s major competitors by product type follow:

Product Type: Engine	Name of Competitor

Turbochargers:	Holset (Cummins Inc.) Honeywell IHI Mitsubishi Heavy Industries (MHI)

Timing devices and chains:	Denso Iwis Schaeffler Group Tsubaki Group

Emissions systems:	Behr Pierburg Valeo

Thermal systems:	Behr Horton/Sachs Usui

Diesel cold start, gasoline ignition technology and cabin heaters:	Bosch NGK

Product Type: Drivetrain	Name of Competitor

Torque transfer:	GKN Driveline JTEKT Magna Powertrain

Transmission:	Bosch Denso Dynax Schaeffler Group

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

For many of its products, the Company’s competitors include suppliers in parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs and, in some cases, export subsidies and/or raw materials subsidies. Also, see Item 1A. Risk Factors.

Workforce

As of December 31, 2010, the Company and its consolidated subsidiaries had a salaried and hourly workforce of approximately 17,500 (as compared with approximately 12,500 at December 31, 2009), of which approximately 5,000 were in the U.S. Approximately 23% of the Company’s U.S. workforce is unionized. The hourly workforces at certain of our international facilities are also unionized. The Company believes its present relations with our workforce to be satisfactory.

Our only domestic collective bargaining agreement is for our Ithaca and Cortland, New York facilities. This agreement expires in September 2012.

Raw Materials

The Company uses a variety of raw materials in the production of its automotive products including steel, aluminum, copper, plastic resins, and certain alloy elements. Manufacturing operations for each of the Company’s operating segments are dependent upon natural gas, fuel oil, and electricity.

Due to a global economic recovery in 2010, commodity prices increased after dropping sharply in 2009. The 2009 decline in commodity prices was due to falling global demand and oversupply.

As developed economies continue to recover and auto production accelerates, certain commodities may experience temporary shortages and inflated prices until production volumes again reach equilibrium with market demands. The Company uses a variety of tactics in order to limit the impact of supply shortages and inflationary pressures.

The Company’s global procurement organization works to accelerate cost reductions, purchases from lower cost regions, supplier rationalization, risk mitigation efforts, and collaborative buying activities. In addition, the Company uses long-term contracts, cost sharing arrangements, design changes, customer buy programs, and limited financial instruments to help control costs. The Company intends to use similar measures in 2011 and beyond. Refer to Note 10, “Financial Instruments” of the Notes to the Consolidated Financial Statements in Item 8 of this report for information related to the Company’s hedging activities.

For 2011, the Company believes that its supplies of raw materials and energy are adequate and available from multiple sources to support its manufacturing requirements.

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

Executive Officers of the Registrant

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 10, 2011.

Name	Age	Position With Company

Timothy M. Manganello	60	Chairman and Chief Executive Officer
Robin J. Adams	57	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
John Sanderson	58	Executive Vice President
Roger J. Wood	48	Executive Vice President
Jan Bertsch	54	Vice President and Treasurer
Daniel CasaSanta	56	Vice President
John J. Gasparovic	53	Vice President, General Counsel & Secretary
Ronald T. Hundzinski	52	Vice President and Controller
Janice K. McAdams	52	Vice President, Human Resources
James R. Verrier	48	Vice President
Thomas Waldhier	48	Vice President

Mr. Manganello has been Chairman of the Board since June 2003 and Chief Executive Officer of the Company since February 2003. Mr. Manganello is also a director of Bemis Company, Inc. and Zep Inc. and he serves as the Board Chairman of Federal Reserve Bank of Chicago, Detroit branch.

Mr. Adams has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer since April 2004. Mr. Adams serves as a member of BorgWarner’s Board of Directors. Mr. Adams also is a director of Carlisle Companies Inc.

Mr. Sanderson has been Executive Vice President of the Company and Group President and General Manager of the Drivetrain Group since January 2010. From February 2009 until December 2009 he was Vice President of the Company and President and General Manager of BorgWarner Transmission Systems Inc. From October 1999 until June 2008 he was Chief Executive Officer, Americas of Siemens VDO.

Mr. Wood has been Executive Vice President of the Company since May 2009 and Group President of the Engine Group since January 2010. He was President of BorgWarner Turbo Systems Inc. and BorgWarner Emissions Systems Inc. from August 2005 through December 2009.

Ms. Bertsch has been Vice President and Treasurer of the Company since November 30, 2009. From July 2008 through November 2009 she was Senior Vice President, Treasurer, and Chief Information Officer for Chrysler Group, LLC and Chrysler LLC. From May 2006 through June 2008 she was Vice President and Chief Information Officer of Daimler Chrysler’s Chrysler Group and Mercedes Benz NAFTA organizations and Chrysler LLC. From July 2001 through April 2006 she was Vice President, Global Sales and Marketing Finance for Chrysler LLC.

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

Mr. Hundzinski has been Vice President and Controller of the Company since April 2010. He was Vice President of Finance of BorgWarner Turbo Systems from June 2005 to April 2010.

Ms. McAdams has been Vice President, Human Resources since March 2010. She was Director of Compensation and Benefits from May 2005 to March 2010. She was Vice President of Human Resources at Metaldyne from January 2004 until December 2004.

Mr. Verrier has been Vice President of the Company and President and General Manager of BorgWarner Morse TEC Inc. (“Morse TEC”) since January 2010. He was Vice President and General Manager, Passenger Car of BorgWarner Turbo Systems Inc. from January 2006 through December 2009. He was Vice President and General Manager of BorgWarner Turbo Europe from November 2004 until January 2006.

Mr. Waldhier has been Vice President of the Company since November 2008 and President and General Manager of BorgWarner BERU and Emissions Systems since January 2010. He was Chief Executive Officer of BERU from October 2007 through December 2009 when it ceased to be a publicly held German company. He was Executive Vice President and Chief Operating Officer of SAS Automotive from April 2004 until October 2007.

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

Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors including interest rates, consumer credit, and consumer spending and preferences. Economic declines that result in significant reduction in automotive or truck production would have a material adverse effect on our sales to original equipment manufacturers.

We continue to take steps to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Significant declines in the automotive industry and financial declines and restructurings by our significant customers may make it necessary to take restructuring actions and charges.

We are dependent on market segments that use our key products. Decreased demand in those segments could adversely affect our business.

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

There is substantial and continuing pressure on original equipment manufacturers to reduce costs, including costs of products we supply. Although original equipment manufacturers have indicated that they will continue to rely on outside suppliers, a number of our major original equipment manufacturer customers manufacture products for their own uses that directly compete with our products. These original equipment manufacturers could elect to manufacture such products for their own uses in place of the products we currently supply. We believe that our ability to develop proprietary new products and to control our costs will allow us to remain competitive. However, we cannot assure you that we will be able to improve or maintain our gross margins on product sales to original equipment manufacturers or that the trend by original equipment manufacturers towards outsourcing will continue.

Annual price reductions to original equipment manufacturer customers appear to have become a permanent feature of our business environment. To maintain our profit margins, we seek price reductions from our suppliers, improve production processes to increase manufacturing efficiency, update product designs to reduce costs and develop new products, the benefits of which support stable or increased prices. Our ability to pass through increased raw material costs to our original equipment manufacturer customers is limited, with cost recovery often less than 100% and often on a delayed basis. We cannot assure you that we will be able to reduce costs in an amount equal to annual price reductions, increases in raw material costs, and increases in employee wages and benefits.

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

As of December 31, 2010, approximately 23% of our U.S. workforce was unionized. Our only domestic collective bargaining agreement is for our Ithaca and Cortland, New York facilities. This agreement expires in September 2012. The hourly employees at certain of our international facilities are also unionized. While we believe that our relations with our employees are satisfactory, a prolonged dispute with our employees could have an adverse effect on our business.

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

We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws. As a result, as of December 31, 2010, we may be liable for the cost of clean-up and other remedial activities at 38 of these sites.

We work with outside experts to determine a range of potential liability for environmental sites. The ranges for each individual site are then aggregated into a loss range for the total accrued liability. Management’s estimate of the loss range for environmental liability, including conditional asset retirement obligations, for 2010 is between approximately $27 million and $42 million. We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range. Based on information available to us, we have established an accrual in our financial statements for indicated environmental liabilities of $29.2 million, which includes our conditional asset retirement obligation under ASC Topic 410 of $1.2 million at December 31, 2010. We currently expect the substantial portion of this amount to be expended over the next three to five years.

We provide warranties to our customers for some of our products. Under these warranties, we may be required to bear costs and expenses for the repair or replacement of these products. We cannot assure you that costs and expenses associated with these product warranties will not be material, or that those costs will not exceed any amounts accrued for such warranties in our financial statement. Based upon information available to us, we have established an accrual in our financial statements for product warranties of $66.8 million at December 31, 2010.

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

We have manufacturing and technical facilities in many regions and countries, including North America, Europe, China, India, South Korea, Japan, and Brazil and sell our products worldwide. For 2010,

approximately 74% of our sales were outside North America. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, and fluctuations in foreign currency exchange rates, limitations on the repatriation of funds, changing economic conditions, social unrest, political instability and disputes, and international terrorism. Compliance with multiple and potentially conflicting laws and regulations of various countries is burdensome and expensive. See Note 19, “Reporting Segments and Related Information” to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, regarding the size of our international operations.

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

Furthermore, some of our sales are concentrated. Our worldwide sales in 2010 to Volkswagen and Ford constituted approximately 19% and 11%, respectively, of our 2010 consolidated sales.

Suppliers’ economic distress could result in the disruption of our operations and could adversely affect our business.

Rapidly changing industry conditions such as volatile production volumes; credit tightness; changes in foreign currencies; raw material, commodity, transportation, and energy price escalation; drastic changes in consumer preferences; and others could adversely affect our supply chain, and sometimes with little advanced notice. These conditions could also result in increased commercial disputes and supply interruption risks. In certain instances, it would be difficult and expensive for us to change suppliers that are critical to our business. On occasion, we must provide financial support to distressed suppliers or take other measures to protect our supply lines. While we have taken definite actions to mitigate these factors, we cannot predict with certainty the potential adverse effects these costs might have on our business.

We continue to face highly volatile commodity costs used in the production of our products.

The Company uses a variety of commodities (including steel, nickel, copper, aluminum, plastic resins, other raw materials and energy) and materials purchased in various forms such as castings, powder metal, forgings, stampings, and bar stock. Increasing commodity costs will have an impact on our results. We have sought to alleviate the impact of increasing costs by including a material pass-through provision in our customer contracts wherever possible or by selectively hedging certain commodity exposures. Customers frequently challenge these contractual provisions and rarely pay the full cost of any materials increases. The discontinuation of ability to pass-through or hedge increasing commodity costs would adversely affect our business.

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

Changes in the ratings that rating agencies assign to our debt may ultimately impact our access to the debt capital markets and the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the debt capital markets could become restricted.

Additionally, our revolving credit agreement includes an increase in interest rates if the ratings for our debt are downgraded. The interest costs on our revolving credit agreement are based on a rating grid agreed to in our credit agreement. Further, an increase in the level of our indebtedness and related interest costs may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.

Conditions in the automotive industry may adversely affect our business.

Our financial performance depends on conditions in the global automotive industry. Original equipment manufacturers have experienced difficulties from a weakened economy and tightened credit markets. If our customers reduce their orders to us, it would adversely affect our results of operations. A prolonged downturn in the automotive industry or a significant product mix shift due to consumer demand could require us to shut down plants or incur impairment charges. Continued uncertainty relating to the financial condition of automakers may adversely affect our business.

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

The Company relies on third party service providers for administration of workers’ compensation claims, health care benefits, pension benefits, stockholder and bondholder registration and similar services. These service providers contribute to the efficient conduct of the Company’s business. Insolvency of one or more of these service providers could adversely affect our business.

Our business success depends on attracting and retaining qualified personnel.

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce worldwide. Any unplanned turnover or inability to attract and retain key employees in numbers sufficient for our needs could adversely affect our business.

We are subject to business continuity risks associated with increasing centralization of our information technology systems.

To improve efficiency and reduce costs, we have regionally centralized the information systems that support our business processes such as invoicing, payroll and general management operations. If the centralized systems are disrupted or disabled, key business processes could be interrupted, which could adversely affect our business.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2010 fiscal year that remain unresolved.

Item 2.	Properties

As of December 31, 2010, the Company had 57 manufacturing, assembly, and technical locations worldwide. In addition to its 14 U.S. locations, the Company has nine locations in Germany; six locations in Korea; five locations in India; four locations in China; three locations in Japan and Mexico; two locations in United Kingdom, France and Spain and one location in each of Brazil, Hungary, Ireland, Italy, Monaco, Poland and Portugal. The Company also has several sales offices, warehouses and technical centers. The Company’s worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs.

The following is additional information concerning the principal manufacturing, assembly, and technical facilities operated by the Company, its subsidiaries, and affiliates.(a)

ENGINE

Americas:	Europe:	Asia:

Asheville, North Carolina	Arcore, Italy	Aoyama, Japan
Auburn Hills, Michigan	Bradford, England	Changwon, South Korea(b)
Cadillac, Michigan	Bretten, Germany	Chennai, India
Campinas, Brazil	Chazelles, France	Chungju-City, South Korea
Cortland, New York	Diss, England	Faridabad, India
Dixon, Illinois	Kirchheimbolanden, Germany	Kakkalur, India
El Salto Jalisco, Mexico	Ludwigsburg, Germany	Nabari City, Japan
Fletcher, North Carolina	Markdorf, Germany	Ningbo, China(b)
Ithaca, New York	Muggendorf, Germany	Pyongtaek, South Korea(b)
Juitepec Morelos, Mexico(b)	Neuhaus, Germany
Marshall, Michigan	Oroszlany, Hungary
Ramos, Mexico	Rzeszow, Poland
Tralee, Ireland
Valenca, Portugal (b)
Vigo, Spain
Vitoria, Spain

DRIVETRAIN

Americas:	Europe:	Asia:

Addison, Illinois(b)	Arnstadt, Germany	Beijing, China(b)
Auburn Hills, Michigan	Heidelberg, Germany	Eumsung, South Korea
Bellwood, Illinois	Ketsch, Germany	Fukuroi City, Japan
Frankfort, Illinois	Monte Carlo, Monaco	Ochang, South Korea(b)
Livonia, Michigan	Tulle, France	Pune, India
Longview, Texas(b)		Shanghai, China(b)
Ramos, Mexico		Sirsi, India
Seneca, South Carolina
Water Valley, Mississippi

(a)	The table excludes joint ventures owned less than 50% and administrative offices.

(b)	Indicates leased land rights or a leased facility.

Item 3.	Legal Proceedings

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

In January 2006, BorgWarner Diversified Transmission Products Inc (“DTP”), a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act (ERISA) by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the then-current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which did not expire until April 24, 2009. Thus, the amendments were considered untimely. In 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court’s affirmation that DTP will not violate the Labor — Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009 the action pending in Indiana was dismissed, while the action in Michigan is continuing and in the discovery phase. The Company is vigorously defending against the suit. This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot estimate the amount or the range of potential loss, if any.

Environmental, Conditional Asset Retirement Obligations and Product Liability

Refer to Note 14, “Contingencies” in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

Item 4.	(Removed and Reserved by the SEC)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 4, 2011, there were 2,511 holders of record of Common Stock.

Cash dividends declared and paid per share, adjusted for stock splits in 2007, were as follows:

	2010	2009	2008	2007	2006	2005

Dividend Amount	—	$0.12	$0.44	$0.34	$0.32	$0.28

On March 5, 2009, the Company announced the suspension of the Company’s quarterly dividend of $0.12 per share until global economic conditions improve. The dividend policy is subject to review and change at the discretion of the Board of Directors.

High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 2009 and 2010 were:

Quarter Ended	High	Low

March 31, 2009	$25.65	$14.62
June 30, 2009	$36.78	$19.40
September 30, 2009	$36.07	$28.42
December 31, 2009	$34.73	$27.62
March 31, 2010	$39.21	$33.43
June 30, 2010	$44.55	$33.93
September 30, 2010	$53.42	$35.68
December 31, 2010	$73.43	$51.06

The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index, companies within BorgWarner’s peer group, and companies within Standard Industrial Code (“SIC”) 3714 — Motor Vehicle Parts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BorgWarner Inc., the S&P 500 Index,
SIC 3714 Motor Vehicle Parts and a Peer Group

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

BWA, S&P 500 and Peer Group data gleaned from Capital IQ; SIC Code Index gleaned from Research Data Group

	2005	2006	2007	2008	2009	2010
BorgWarner Inc.(1)	100.00	98.41	162.78	74.12	113.86	248.00
S&P 500(2)	100.00	115.80	122.16	76.96	97.33	111.99
SIC Code Index(3)	100.00	117.13	145.32	72.35	108.22	169.08
Peer Group(4)	100.00	114.27	121.81	49.96	91.74	154.87

(1)	BorgWarner Inc.

(2)	S&P 500 — Standard & Poor’s 500 Total Return Index

(3)	Standard Industrial Code (“SIC”) 3714-Motor Vehicle Parts

(4)	Peer Group Companies — Consists of the following companies: American Axle & Manufacturing Holdings, Inc., Arvin Meritor Inc., Autoliv Inc., Gentex Corp., Johnson Controls Inc., Lear Corporation (pre-2009 bankruptcy), Magna International, Inc., Modine Manufacturing Co., Tenneco Automotive, Inc., TRW Automotive Holdings Corp. and Visteon Corporation (pre-2009 bankruptcy)

Repurchase of Equity Securities

The Company’s Board of Directors authorized the purchase of up to 14.8 million shares of the Company’s common stock. As of December 31, 2010, the Company had repurchased 12,563,528 shares.

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

The following table provides information about Company purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2010, at a total cost of $132.2 million:

ISSUER REPURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total		Purchased as	Maximum
	Number of	Average	Part of Publicly	Number of
	Shares	Price Paid	Announced	Shares that May
Period	Purchased	per Share	Plans or Programs	Yet be Purchased

Month Ended October 31, 2010	214,300	53.85	214,300	4,143,872
Month Ended November 30, 2010	1,032,400	58.92	1,032,400	3,111,472
Month Ended December 31, 2010	875,000	68.40	875,000	2,236,472

Total	2,121,700	$62.32	2,121,700	2,236,472

NOTE: All purchases were made on the open market.

Equity Compensation Plan Information

As of December 31, 2010, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding options and restricted common stock, and the number of securities remaining available for issuance were as follows:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans
	Restricted Common Stock	Restricted Common Stock	(excluding securities
	Warrants and Rights	Warrants and Rights	Reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,123,804	$29.34	2,234,723
Equity compensation plans not approved by security holders	—	—	—
Total	5,123,804	$29.34	2,234,723

Item 6.	Selected Financial Data

millions of dollars, except share and per share data
For the Year Ended December 31,

Statement of Operations Data	2010*	2009	2008**	2007	2006***

Net sales	$5,652.8	$3,961.8	$5,263.9	$5,328.6	$4,585.4
Cost of sales	4,559.5	3,401.0	4,425.4	4,378.7	3,735.5

Gross profit	1,093.3	560.8	838.5	949.9	849.9
Selling, general and administrative expenses	566.6	459.8	542.9	531.9	498.1
Restructuring expense	—	50.3	127.5	—	84.7
Goodwill impairment charge	—	—	156.8	—	—
Other (income) expense	22.4	(0.1)	4.0	(0.1)	(4.3)

Operating income	504.3	50.8	7.3	418.1	271.4
Equity in affiliates’ earnings, net of tax	(39.6)	(21.8)	(38.4)	(40.3)	(35.9)
Interest income	(2.8)	(2.5)	(7.1)	(6.7)	(3.2)
Interest expense and finance charges	68.8	57.2	38.8	34.7	40.2

Earnings before income taxes and noncontrolling interest	477.9	17.9	14.0	430.4	270.3
Provision (benefit) for income taxes	81.7	(18.5)	33.3	113.9	32.4

Net earnings (loss)	396.2	36.4	(19.3)	316.5	237.9
Net earnings attributable to the noncontrolling interest, net of tax	18.8	9.4	16.3	28.0	26.3

Net earnings (loss) attributable to BorgWarner Inc.	$377.4	$27.0	$(35.6)	$288.5	$211.6

Earnings (loss) per share — basic	$3.31	$0.23	$(0.31)	$2.49	$1.84

Average shares outstanding (thousands) — basic	114,155	116,522	116,007	116,002	114,806
Earnings (loss) per share — diluted	$3.07	$0.23	$(0.31)	$2.45	$1.83

Average shares outstanding (thousands) — diluted	129,575	116,939	116,007	117,840	115,942
Cash dividend declared and paid per share	$0.00	$0.12	$0.44	$0.34	$0.32

Balance Sheet Data
Cash	$449.9	$357.4	$103.4	$188.5	$123.3
Total assets	5,555.0	4,811.4	4,644.0	4,958.5	4,584.0
Total debt	1,180.4	842.3	780.3	636.3	721.1

*	The Company’s diluted earnings per share for the year ended December 31, 2010 includes the impact of the Company’s 3.50% convertible notes and associated warrants.

**	The Company had a loss for the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

***	On November 14, 2007, the Company’s Board of Directors approved a two-for-one stock split effected in the form of a stock dividend on its common stock. To implement this stock split, shares of common stock were issued on December 17, 2007 to stockholders of record as of the close of business on December 6, 2007. All prior year share and per share amounts disclosed in this document have been restated to reflect the two-for-one stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Overview

A summary of our operating results for the years ended December 31, 2010, 2009 and 2008 is as follows:

(millions of dollars, except per share data)
Year Ended December 31,	2010	2009	2008

Net sales	$5,652.8	$3,961.8	$5,263.9
Cost of sales	4,559.5	3,401.0	4,425.4

Gross profit	1,093.3	560.8	838.5
Selling, general and administrative expenses	566.6	459.8	542.9
Restructuring expense	—	50.3	127.5
Goodwill impairment charge	—	—	156.8
Other (income) expense	22.4	(0.1)	4.0

Operating income	504.3	50.8	7.3
Equity in affiliates’ earnings, net of tax	(39.6)	(21.8)	(38.4)
Interest income	(2.8)	(2.5)	(7.1)
Interest expense and finance charges	68.8	57.2	38.8

Earnings before income taxes and noncontrolling interest	477.9	17.9	14.0
Provision (benefit) for income taxes	81.7	(18.5)	33.3

Net earnings (loss)	396.2	36.4	(19.3)
Net earnings attributable to the noncontrolling interest, net of tax	18.8	9.4	16.3

Net earnings (loss) attributable to BorgWarner Inc.	$377.4	$27.0	$(35.6)

Earnings (loss) per share — diluted	$3.07	$0.23	$(0.31)

A summary of major factors impacting the Company’s net earnings for the year ended December 31, 2010 in comparison to 2009 and 2008 is as follows:

•	Global financial market and economic recovery in 2010 significantly impacted consumer demand for light vehicles and positively increased our sales and operating margins.

•	Global financial market and economic crisis in the second half of 2008 and full year of 2009 significantly impacted consumer demand for light vehicles and negatively impacted our sales.

•	Continued benefits from our cost reduction programs, including containment of raw material and energy cost increases, and health care cost inflation in 2010, 2009, and 2008.

•	A $28.0 million charge in 2010 for alleged personal injury relating to environmental contamination.

•	The reversal of a valuation allowance on U.S. based foreign tax credit carryforwards in 2010 of $21.2 million.

•	An $8.0 million gain in 2010 on the acquisition of BERU-Eichenauer GmbH related to adjusting the Company’s fifty percent investment to fair value under ASC Topic 805.

•	Adjustments to tax accounts in 2010, 2009 and 2008 upon conclusion of certain tax audits and changes in circumstances, including changes in tax laws.

•	Restructuring expenses in the third and fourth quarters of 2008 and second quarter of 2009 to adjust headcount and capacity levels, in North America, Europe and Asia.

•	$27.9 million net pre-tax gain in 2009 related to retiree obligations resulting from the closure of the Muncie, Indiana, Drivetrain facility.

•	The establishment of a valuation allowance for foreign tax credit carryforwards in 2009 and 2008 of $7.7 million and $13.5 million, respectively.

•	$4.8 million charge in 2009 upon the adoption of ASC Topic 805, Business Combinations.

•	$3.0 million net loss in 2009 from interest rate derivative agreements.

•	An €111.5 million $(156.8 million) impairment charge in 2008 to adjust BERU’s goodwill to its estimated fair value.

•	An approximate $23.5 million warranty-related charge in 2008 associated with a company’s transmission product sold in Europe, limited to mid-2007 through May 2008 production.

•	The write-offs of the excess purchase price allocated to in-process research and development (“IPR&D”), order backlog and beginning inventory related to the 2007 acquisition of approximately 12.8% of BERU stock and the 2008 completion of a Domination and Profit Transfer Agreement (“DPTA”) between the Company and BERU.

•	Recognition in 2008 of a $4.0 million charge related to an untimely change in the level of medical benefits provided to DTP.

The Company’s earnings (loss) per diluted share were $3.07, $0.23 and $(0.31) for the years ended December 31, 2010, 2009 and 2008, respectively. The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings per diluted share:

Year Ended December 31,	2010	2009	2008

Non-recurring or non-comparable items:
Environmental litigation settlement	$(0.14)	$—	$—
Medicare Part D tax law change	(0.02)	—	—
Reversal of foreign tax credit valuation allowance	0.17	—	—
BERU-Eichenauer equity investment gain	0.04	—	—
Restructuring expense	—	(0.29)	(0.72)
Interest rate derivative agreements	—	(0.03)	—
Topic 805 adoption	—	(0.03)	—
Goodwill impairment charge	—	—	(1.35)
Transmission product related warranty charge	—	—	(0.14)
Tax valuation allowance	—	—	(0.12)
Write-off of the excess purchase price allocated to IPR&D, order backlog and beginning inventory associated with acquisitions	—	—	(0.04)
Retiree healthcare litigation outcome	—	—	(0.03)
Change in retiree obligation related to Muncie closure	—	0.15	—
Adjustments to tax accounts	—	0.03	0.02

Total impact to earnings per share — diluted:	$0.05	$(0.17)	$(2.38)

The Company’s effective tax rate, after giving tax effect to the non-recurring or non-comparable items shown above, was 21.7%, (12.0)%, and 23.0% for 2010, 2009, and 2008, respectively.

Net Sales

The table below summarizes the overall worldwide light vehicle production percentage changes for 2010 and 2009:

Worldwide Light Vehicle Year Over Year Increase (Decrease) in Production

	2010	2009

North America*	38.8%	(32.4)%
Europe*	13.7%	(20.5)%
Asia*	26.5%	(2.1)%
Total Worldwide*	23.5%	(13.7)%
BorgWarner year over year net sales change	42.7%	(24.7)%
BorgWarner year over year net sales change excluding currency	45.0%	(21.5)%

*	Data provided by CSM Worldwide.

Our net sales increase in 2010 of 42.7% was better than the estimated worldwide market production increase of 23.5%. Our net sales decrease in 2009 of 24.7% was worse than the estimated worldwide market production decrease of 13.7%. The effect of changing currency rates had a negative impact on the Company’s net sales and net earnings in 2010 and in 2009. The effect of non-U.S. currencies, primarily the Euro, decreased net sales by approximately $90 million in 2010. Non-US currencies had a negligible impact on the Company’s net earnings in 2010. In 2009, non-U.S. currencies, primarily the Euro, decreased net sales by approximately $169 million and reduced the Company’s net earnings by approximately $4 million.

The year over year increase in net sales, excluding the unfavorable impact of currency, was 45% in 2010. The year over year decrease in net sales, excluding the unfavorable impact of currency, was 21.5% in 2009.

Consolidated net sales to a single customer (including their subsidiaries), which exceeded 10% of our total sales, were to Volkswagen of approximately 19%, 22%, and 19%; and to Ford of approximately 11%, 12%, and 9% for the years ended December 31, 2010, 2009 and 2008, respectively. Both of our reporting segments had significant sales to the customers listed above. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated sales in any year of the periods presented.

Outlook

Our overall outlook for 2011 is positive. The Company expects global production volumes to be higher in 2011 compared with 2010. Furthermore, we expect that higher adoption rates of BorgWarner products around the world will result in sales growth for the Company above global production growth in 2011.

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

The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of projected earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for restructuring, goodwill impairment charges, affiliates’ earnings and other items not reflective of on-going operating profit or loss (“Adjusted EBIT”) compared to the projected average capital investment required.

Adjusted EBIT is the measure of segment profit or loss used by the Company. The Company believes Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments.

The following tables present net sales and Segment Adjusted EBIT for the years 2010, 2009 and 2008:

Net Sales

(millions of dollars)
Year Ended December 31,	2010	2009	2008

Engine	$4,060.8	$2,883.2	$3,861.5
Drivetrain	1,611.4	1,093.5	1,426.4
Inter-segment eliminations	(19.4)	(14.9)	(24.0)

Net sales	$5,652.8	$3,961.8	$5,263.9

Adjusted Earnings (Loss) Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

(millions of dollars)
Year Ended December 31,	2010	2009	2008

Engine	$537.9	$219.8	$394.9
Drivetrain	137.0	(13.5)	(4.9)

Adjusted EBIT	674.9	206.3	390.0
Muncie closure retiree obligation net gain	—	(27.9)	—
Environmental litigation settlement	28.0	—	—
BERU-Eichenauer equity investment gain	(8.0)	—	—
Corporate, including equity in affiliates’ earnings and stock-based compensation	111.0	111.3	60.0
Restructuring expense	—	50.3	127.5
Goodwill impairment charge	—	—	156.8
Interest income	(2.8)	(2.5)	(7.1)
Interest expense and finance charges	68.8	57.2	38.8

Earnings before income taxes and noncontrolling interest	477.9	17.9	14.0
Provision (benefit) for income taxes	81.7	(18.5)	33.3

Net earnings (loss)	396.2	36.4	(19.3)
Net earnings attributable to the noncontrolling interest, net of tax	18.8	9.4	16.3

Net earnings (loss) attributable to BorgWarner Inc.	$377.4	$27.0	$(35.6)

The Engine segment 2010 net sales increased $1,177.6 million, or 40.8%, and segment EBIT increased $318.1 million, or 144.7%, from the year ended December 31, 2009. Excluding the impact of weaker foreign currencies, primarily the Euro, sales increased approximately 44%. The sales increase was primarily driven by strong global growth in all major product groups as well as the second quarter 2010 acquisition of Dytech ENSA SL. The Segment EBIT margin was 13.2% in 2010, up from 7.6% in 2009, due to a significant increase in customer production schedules in the U.S. and European market and continued cost management.

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

The Drivetrain segment 2010 net sales increased $517.9 million, or 47.4%, and segment EBIT increased $150.5 million from the year ended December 31, 2009. Excluding the impact of weaker foreign currencies, primarily the Euro, sales increased approximately 49%. The sales increase was primarily driven by strong growth of transmission components and torque management devices in Europe, Asia and the U.S. Segment EBIT margin was 8.5% in 2010, up from (1.2)% in 2009, primarily due to higher global production of light trucks and sport-utility vehicles equipped with its torque transfer products and continued cost management.

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

Corporate represents corporate headquarters’ expenses, expenses not directly attributable to the individual segments, expenses associated with divested operations and equity in affiliates’ earnings. This net expense was $111.0 million in 2010, $111.3 million in 2009 and $60.0 million in 2008. The increase in Corporate expenses in 2009 from 2008 is primarily related to a decline in affiliate earnings, an increase in pension and other postemployment expenses and an increase in performance related compensation.

Other Factors Affecting Results of Operations

The following table details our results of operations as a percentage of sales:

Year Ended December 31,	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	80.7	85.8	84.1

Gross profit	19.3	14.2	15.9
Selling, general and administrative expenses	10.0	11.6	10.3
Restructuring expense	—	1.3	2.4
Goodwill impairment charge	—	—	3.0
Other (income) expense	0.4	—	—

Operating income	8.9	1.3	0.2
Equity in affiliates’ earnings, net of tax	(0.7)	(0.6)	(0.7)
Interest income	—	—	(0.1)
Interest expense and finance charges	1.2	1.4	0.7

Earnings before income taxes and noncontrolling interest	8.4	0.5	0.3
Provision (benefit) for income taxes	1.4	(0.4)	0.7

Net earnings (loss)	7.0	0.9	(0.4)
Net earnings attributable to the noncontrolling interest, net of tax	0.3	0.2	0.3

Net earnings (loss) attributable to BorgWarner Inc.	6.7%	0.7%	(0.7)%

Gross profit as a percentage of net sales was 19.3%, 14.2% and 15.9% in 2010, 2009 and 2008, respectively. The gross margin percentage increase is primarily due to higher sales in 2010 and successful cost reduction actions taken in 2009 and 2008, offset by higher raw material costs. Cost reduction actions taken in 2009 and 2008 to reduce our cost structure included headcount reductions, global pay cuts, selected plant shutdowns and reduced work weeks outside of the U.S.

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 10.0%, 11.6% and 10.3% in 2010, 2009 and 2008 respectively. 2010 SG&A expenses increased $106.8 million or 23.2% compared to 2009. The 2010 decrease in SG&A as a percentage of net sales was primarily due to a significant year over year increase in sales, offset by an increase in performance related compensation.

Research and development (“R&D”) is a major component of our SG&A expenses. R&D spending, net of customer reimbursements, was $185.0 million or 3.3% of sales in 2010, compared to $155.2 million, or 3.9% of sales in 2009, and $205.7 million, or 3.9% of sales in 2008. We currently intend to continue to increase our spending in R&D, although the growth rate in the future may not necessarily match the rate of our sales growth. We also intend to continue to invest in a number of cross-business R&D programs, as well as a number of other key programs, all of which are necessary for short and long-term growth. Our current long-term expectation for R&D spending is approximately 4.0% of sales. We intend to maintain our commitment to R&D spending while continuing to focus on controlling other SG&A costs.

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

Equity in affiliates’ earnings, net of tax was $39.6 million, $21.8 million and $38.4 million in 2010, 2009 and 2008, respectively. This line item is primarily driven by the results of our 50% owned Japanese joint venture, NSK-Warner, and our 32.6% owned Indian joint venture, Turbo Energy Limited (“TEL”). The significant increase in equity in affiliates’ earnings in 2010 is primarily due to higher vehicle production in Asia. For more discussion of NSK-Warner, see Note 5 of the Consolidated Financial Statements.

Interest expense and finance charges were $68.8 million, $57.2 million and $38.8 million in 2010, 2009 and 2008, respectively. The increase in 2010 over 2009 and 2009 over 2008 was primarily due to accretion of the discounted carrying value of our $373.8 million convertible senior notes and higher debt levels.

The provision for income taxes The provision for income taxes resulted in an effective tax rate for 2010 of 17.1% compared with rates of (103.4)% in 2009 and 237.9% in 2008. The 2010 tax rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings. Excluding the impacts of the reversal of the valuation allowance on U.S. based foreign tax credits, the change in tax treatment for Medicare Part D subsidies, the BERU-Eichenauer equity investment gain and the Company’s environmental litigation settlement, the Company’s annual effective tax rate associated with on-going business operations was 21.7%.

The effective tax rate of (103.4%) for 2009 differs from the U.S. statutory rate primarily due a reduction in U.S. income; foreign rates, which differ from those in the U.S.; the realization of certain business tax credits including R&D and U.S. based foreign tax credits; and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings.

Noncontrolling interest, net of tax of $18.8 million increased by $9.4 million from 2009 and $2.5 million from 2008. The increase between 2010 and 2009 is primarily related to higher sales and earnings by the Company’s joint ventures. The increase between 2010 and 2008 is primarily related to higher sales by the Company’s joint ventures, offset by the Company’s increased ownership to 100% of BERU.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

(millions of dollars)	2010	2009	% Change

Notes payable and other short-term debt	$128.5	$69.1
Long-term debt	1,051.9	773.2

Total debt	1,180.4	842.3	40.1%
Total equity	2,309.8	2,222.7	3.9%

Total capitalization	$3,490.2	$3,065.0	13.9%

Total debt to capital ratio	33.8%	27.5%

The $338.1 million increase in debt primarily relates to the January 1, 2010 adoption of ASC Topic 860, which required the Company to reflect its receivable securitization facility in its financial statements, as well as the Company’s September 16, 2010 issuance of $250 million in 4.625% senior notes. The impact of the adoption of ASC Topic 860 is an increase in receivables, net of $80 million and an increase in notes payable and other short-term debt of $80 million in the Company’s 2010 Consolidated Balance Sheet. The Company’s debt to capital increase also relates to the Company’s second quarter 2010 $147.6 million acquisition of Dytech as well as the repurchasing of 7,066,100 shares of common stock for $325.7 million.

Total equity increased by $87.1 million in 2010 as follows:

(millions of dollars)

Balance, January 1, 2010	$2,222.7
Net earnings	377.4
Stock compensation	66.3
Reissuance of treasury stock	34.1
Defined benefit post employment plans	7.8
Purchases of treasury stock	(325.7)
Currency translation and hedged instruments, net	(77.1)
All other, net	4.3

Balance, December 31, 2010	$2,309.8

The currency translation component of other comprehensive income decreased in 2010 primarily due to the weakening of the Euro and British Pound in relation to the U.S. Dollar.

Operating Activities

Net cash provided by operating activities was $538.9 million, $351.0 million and $400.8 million in 2010, 2009 and 2008, respectively. The $187.9 million increase in 2010 from 2009 primarily reflects higher earnings, offset by higher working capital needs as compared to 2009. The $538.9 million of net cash provided by operating activities in 2010 consists of net earnings of $396.2 million, increased for non-cash charges of $249.5 million and a $106.8 million decrease in net operating assets and liabilities. Non-cash charges are primarily comprised of $252.9 million in depreciation and amortization.

The $49.8 million decrease in 2009 from 2008 was primarily due to lower operational earnings, somewhat offset by lower working capital needs.

Inventory increased in 2010 by $79.0 million excluding the impact of currency due to higher business levels in all regions of the world. Inventory management continues to remain an area of focus for the Company as sales volumes continue to stabilize.

Investing Activities

Net cash used in investing activities was $429.5 million, $154.8 million and $343.9 million in 2010, 2009 and 2008, respectively. This increase is primarily due to the $147.6 million acquisition of Dytech, the $9.6 million acquisition of the Company’s 50/50 BERU-Eichenauer joint venture, and the final $7.5 million payment for the June 2009 purchase of Etatech, Inc. Capital expenditures, including tooling outlays (“capital spending”) of $276.6 million in 2010, or 4.9% of sales, increased $104.6 million over the 2009 level of $172.0 million, or 4.3% of sales. Selective capital spending remains an area of focus for us, both in order to support our book of new business and for cost reduction and other purposes. Heading into 2011, we plan to continue to spend capital to support the launch of our new applications and for cost reductions and productivity improvement projects.

Financing Activities and Liquidity

Liquidity: The Company had $449.9 million of cash on hand at December 31, 2010. On March 31, 2010, the Company replaced its $250 million multi-currency revolving credit facility with a new $550 million multi-currency revolving credit facility, which includes a feature that allows the Company to increase its borrowings to $600 million. The new facility provides for borrowings through March 31, 2013, and is guaranteed by the Company’s domestic subsidiaries. The Company has three key financial covenants as part of the credit agreement. These covenants are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at December 31, 2010 and expects to remain compliant in future periods. At December 31, 2010 and December 31, 2009 there were no outstanding borrowings under these facilities. In addition to the credit facility, as of December 31, 2010, the Company had approximately $126 million available under a universal shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which a variety of debt and equity instruments could be issued. The Company’s Board of Directors has authorized the filing of a new universal shelf registration with the SEC.

From a credit quality perspective, the Company has a credit rating of BBB from both Standard & Poor’s and Fitch Ratings and Baa3 from Moody’s (on September 2, 2010 the Company received its first credit rating from Fitch Ratings). On October 27, 2010, Moody’s upgraded the Company’s credit rating from Ba1 to Baa3. The current outlook from Standard & Poor’s, Moody’s and Fitch Ratings is stable. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

On April 24, 2009 the Company’s $50 million accounts receivable securitization facility matured and was repaid. On December 21, 2009 the Company entered into a new $50 million accounts receivable securitization facility.

On September 8, 2010 the Company amended the December 21, 2009 Receivable Purchase Agreement, which increased the accounts receivable securitization facility from $50 million to $80 million. This facility matures on December 21, 2012.

The Company’s significant contractual obligation payments at December 31, 2010 are as follows:

(millions of dollars)	Total	2011	2012-2013	2014-2015	After 2015

Other post employment benefits excluding pensions(a)	$401.0	$27.1	$52.1	$48.5	$273.3
Defined benefit pension plans(b)	129.9	23.2	43.8	15.8	47.1
Notes payable and long-term debt	1,210.2	128.5	389.1	10.2	682.4
Projected interest payments(c)	436.9	74.9	85.3	72.8	203.9
Non-cancelable operating leases	43.0	9.3	14.3	11.4	8.0
Capital spending obligations	28.9	28.9	—	—	—
Inventory purchase obligations	76.9	40.1	25.3	11.5	—
Income tax payments(d)	134.2	134.2	—	—	—
Environmental(e)	29.2	21.0	2.6	0.8	4.8

Total	$2,490.2	$487.2	$612.5	$171.0	$1,219.5

(a)	Other post employment benefits excluding pensions include anticipated future payments to cover retiree medical and life insurance benefits. See Note 11 to the Consolidated Financial Statements for disclosures related to the Company’s pension and other post employment benefits.

(b)	Since the timing and amount of payments for funded defined benefit pension plans are usually not certain for future years such potential payments are not shown in this table, except for the Company’s proposed settlement agreement with the Pension Benefit Guaranty Corporation to make payments of $15 million per year in 2011, 2012 and 2013. Amount contained in “After 2015” column are for unfunded plans and includes estimated payments through 2020. See Note 11 to the Consolidated Financial Statements for disclosures related to the Company’s pension and other post employment benefits.

(c)	Projection is based upon actual fixed rates where appropriate, and a projected floating rate for the variable rate portion of the total debt portfolio. The floating rate projection is based upon current market conditions and rounded to the nearest 50th basis point (0.50%), which is 4.5% for this purpose. Projection is also based upon debt being redeemed upon maturity.

(d)	See Note 4 to the Consolidated Financial Statements for disclosures related to the Company’s income taxes.

(e)	See Note 14 to the Consolidated Financial Statements for disclosures related to the Company’s environmental liability.

We believe that the combination of cash from operations, cash balances, available credit facilities and our shelf registration capacity will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future. We will continue to balance our needs for internal growth, external growth, debt reduction and cash conservation.

Financing Activities: Net debt increases, excluding the impact of currency translation, were $256.3 million, $102.4 million and $107.5 million in 2010, 2009 and 2008, respectively. The change is mostly due to the Company’s September 16, 2010 issuance of $250 million in 4.625% senior notes, offset by the repurchasing of approximately 7.1 million shares of its common stock in 2010. Proceeds from stock options exercised, net of tax benefit were $67.1 million, $8.7 million and $17.1 million in 2010, 2009 and 2008, respectively. The Company paid dividends to BorgWarner stockholders of $13.8 million and $51.1 million in 2009 and 2008, respectively. The Company had treasury stock purchases of $331.2 million in 2010, of which $325.7 million has been paid for as of December 31, 2010. The Company had treasury stock purchases of $55.9 million in 2008.

The Company purchased approximately 0.4 million and 1.34 million BERU shares in 2009 and 2008, respectively. The cost for these shares was $46.6 million and $136.8 million for 2009 and 2008, respectively and has been reflected as “payments for noncontrolling interest acquired” in the Financing section of the Consolidated Statements of Cash Flows. See Note 18, “Recent Transactions” for further information.

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

The Company was required to adopt amended ASC Topic 860, “Accounting for Transfer of Financial Assets”, on January 1, 2010. This adoption required the Company to reflect its receivable securitization facility in its financial statements in the current year of change. Accounting rules prior to January 1, 2010 allowed qualifying special-purpose entities off-balance sheet treatment. The impact of this adoption was an increase in receivables, net of $80 million and an increase in notes payable and other short-term debt of $80 million in the Company’s December 31, 2010 Consolidated Balance Sheet.

On September 8, 2010 the Company amended the December 21, 2009 Receivable Purchase Agreement, which increased the accounts receivable securitization facility from $50 million to $80 million. This facility matures on December 21, 2012. Both the maturity and repayment; as well as the subsequent renewal of our accounts receivable securitization facility are reflected as Financing activities in the Consolidated Statements of Cash Flows.

The Company has certain leases that are recorded as operating leases. Types of operating leases include leases on the headquarters facility, an airplane, vehicles, and certain office equipment. The total expected future cash outlays for all lease obligations at the end of 2010 is $43.0 million. See Note 15 to the Consolidated Financial Statements for more information on operating leases, including future minimum payments.

Pension and Other Post Employment Benefits

The Company’s policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2010, all legal funding requirements had been met. The Company contributed $25.1 million, $39.3 million and $13.3 million to its defined benefit pension plans in 2010, 2009 and 2008, respectively. The Company expects to contribute a total of $30 million to $40 million in 2011. $23.2 million of the $30 million to $40 million in 2011 contributions are contractually obligated, as shown in the table above, while the remaining payments are discretionary.

The funded status of all pension plans was a net unfunded position of $(210.4) million and $(229.9) million at the end of 2010 and 2009, respectively. Of these amounts, $(128.0) million and $(131.1) at the end of 2010 and 2009, respectively, were related to plans in Germany, where there is not a tax deduction allowed under the applicable regulations to fund the plans; hence the common practice is that they are unfunded plans.

Other post employment benefits primarily consist of post employment health care benefits for certain employees and retirees of the Company’s U.S. operations. The Company funds these benefits as retiree claims are incurred. Other post employment benefits had an unfunded status of $(261.9) million at the end of 2010 and $(278.5) million at the end of 2009.

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

Litigation

In January 2006, DTP, a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act (ERISA) by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the then-current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which did not expire until April 24, 2009. Thus, the amendments were untimely. In 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court’s affirmation that DTP will not violate the Labor — Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009 the action pending in Indiana was dismissed, while the action in Michigan is continuing and in the discovery phase. The Company is vigorously defending against the suit. This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot estimate the amount or the range of potential loss, if any.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance at December 31, 2010 of $28.0 million. The Company has accrued amounts that do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

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

In 2007 and 2008, four additional lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs, alleging personal injury relating to the alleged environmental contamination. One of the lawsuits, involving a single plaintiff, was dismissed by the trial court in April 2010 and the plaintiff’s appeal of that decision was dismissed by the appellate court in August 2010. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs in the other three lawsuits and those of approximately 2,700 unfiled claimants represented by those plaintiffs’ attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay up to $28 million in settlement funds, which was expensed in the second quarter of 2010. In November 2010 the Company paid $13.9 million related to this settlement. The remaining payment of approximately $14 million is expected to be paid in February 2011.

Conditional Asset Retirement Obligations

In March 2005, ASC Topic 410, Accounting for Conditional Asset Retirement Obligations, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 45 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.2 million as of December 31, 2010 and $1.3 million at December 31, 2009.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the

Company to believe that these products are highly unlikely to cause harm. As of December 31, 2010 and December 31, 2009 the Company had approximately 17,000 and 23,000 pending asbestos-related product liability claims, respectively. Of the 17,000 outstanding claims at December 31, 2010, approximately 8,000 were pending in just three jurisdictions, where significant tort and judicial reform activities are underway.

The Company’s policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2010, of the approximately 7,700 claims resolved, 245 (3.2%) resulted in any payment being made to a claimant by or on behalf of the Company. In the full year of 2009, of the approximately 5,300 claims resolved, only 223 (4.2%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have been responsible for asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement.

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

To date, the Company has paid and accrued $153.1 million in defense and indemnity in advance of insurers’ reimbursement, which includes the $40.7 million referred to below, and has received $32.5 million in cash from insurers. The net outstanding balance of $120.6 million is expected to be fully recovered, of which approximately $43 million is expected to be recovered within one year. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to above. At December 31, 2009, insurers owed $58.6 million in association with these claims.

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

In addition to the $120.6 million net outstanding balance relating to past settlements and defense costs, the Company has estimated a liability of $50.6 million for claims asserted, but not yet resolved and their related defense costs at December 31, 2010. The Company also has a related asset of $50.6 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to below. At December 31, 2009, the comparable value of the insurance asset and accrued liability was $49.9 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	2010	2009

Assets:
Prepayments and other current assets	$25.8	$24.9
Other non-current assets	24.8	25.0

Total insurance assets	$50.6	$49.9

Liabilities:
Accounts payable and accrued expenses	$25.8	$24.9
Other non-current liabilities	24.8	25.0

Total accrued liability	$50.6	$49.9

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments in the preparation of the financial statements and accompanying notes. Management makes estimates and assumptions about the effect of matters that are inherently uncertain, relating to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Our most critical accounting policies are discussed below.

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

Depreciation

The automotive industry experienced unprecedented declines in production in the fourth quarter of 2008 and projected continued declines for the full year of 2009. According to Accounting Standards Codification (“ASC”) 250, future depreciation expense should be revised due to a change in the estimated future benefits inherent in an asset, the pattern of consumption of those benefits, or the information available to the entity about those benefits. As a result of the 2008 and 2009 unprecedented declines in production activity, the

Company determined that its usage pattern for certain assets had changed significantly and revised the useful lives of certain equipment starting in 2009. This adjustment was considered to be a change in an accounting estimate.

The impact to the Company in 2010 and 2009 were as follows (unaudited):

	2010
(millions of dollars)	Q1	Q2	Q3	Q4	Full Year

Operating income increase	$4.8	$4.7	$4.6	$4.7	$18.8
Net earnings increase attributable to BorgWarner Inc.	3.7	3.6	3.6	3.6	14.5
Earnings per share increase — Basic	$0.03	$0.03	$0.03	$0.03	$0.13
Earnings per share increase — Diluted	$0.03	$0.03	$0.03	$0.03	$0.11

	2009
(millions of dollars)	Q1	Q2	Q3	Q4	Full Year

Operating income increase	$4.6	$4.6	$4.6	$4.6	$18.4
Net earnings increase attributable to BorgWarner Inc.	3.5	3.5	3.5	3.5	14.0
Earnings per share increase — Basic	$0.03	$0.03	$0.03	$0.03	$0.12
Earnings per share increase — Diluted	$0.03	$0.03	$0.03	$0.03	$0.12

Revenue Recognition

The Company recognizes revenue when title and risk of loss pass to the customer, which is usually upon shipment of product. Although the Company may enter into long-term supply agreements with its major customers, each shipment of goods is treated as a separate sale and the prices are not fixed over the life of the agreements.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company periodically reviews the carrying value of its long-lived assets, whether held for use or disposal, including other intangible assets, when events and circumstances warrant such a review. Such events and circumstances include, but are not limited to, a significant decrease in market volumes, or project life, or a loss of a major customer application (i.e., a “triggering event”). The Company’s impairment review is performed at each manufacturing, assembly, and technical site using data that is the basis for the Company’s annual budget (or forecast on an interim basis) and long-range plan (“LRP”). The annual budget and LRP include a five year projection of future cash flows based on actual new products and customer commitments. If a triggering event has occurred, the assets are identified by the operating location and management as potentially impaired and a recoverability review is performed by management. The review will determine if a current or future alternative use exists for additional customer applications or if redeployment of the assets to any of the Company’s other operating sites around the world is justified. The recoverability test compares projected undiscounted future cash flows to the carrying value of a product line or a specific customer application or asset grouping, as applicable.

If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a fair value analysis. Management determines fair value under ASC Topic 820 using the appropriate valuation technique of market, income or cost approach. Management believes that the estimates and assumptions are reasonable however, changes in assumptions with respect to future volumes, program project life or future asset use, in addition to future cash flows underlying these estimates could affect the Company’s fair value evaluations.

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

(millions of dollars)	2009	2008

Drivetrain Group	$13.7	$22.1
Engine Group	22.6	50.8

Total	$36.3	$72.9

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

The Company’s goodwill impairment review, under ASC Topic 350, requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of our goodwill impairment analysis is the Company’s annual budget and long-range plan (“LRP”). The annual budget and LRP include a five year projection of future cash flows based on actual new products and customer commitments. As part of the projection, we assumed the last year of the LRP data is a fair indication of the future performance, including fundamental industry growth for the business beyond the five year period into perpetuity. As the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. We also utilize market valuation models and other financial ratios, which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s December 31, 2010 goodwill impairment review are as follows:

•	Discount Rate: The Company used a 10% weighted average cost of capital (“WACC”) as the discount rate for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•	Operating Income Margin: The Company utilized historical and expected operating income margins, which varied based on the projections of each reporting unit being evaluated.

In addition to the above significant assumptions, the Company notes the following risk to volume assumptions that could have an impact on the discounted cash flow model:

•	Our industry is cyclical and our results of operations will be adversely affected by industry downturns.

•	We are dependent on market segments that use our key products and would be affected by decreasing demand in those segments.

•	We are subject to risks related to our international operations.

While the Company believes that these assumptions are appropriate, significant changes in these assumptions may materially affect the Company’s analysis related to one of its reporting units in the Engine operating segment, whose estimated fair value is 112% of its carrying value.

Based on our sensitivity analysis, a 1% increase in the discount rate or a 1% decrease in the operating margin assumptions would result in the carrying value exceeding the estimated fair value of one reporting unit tested within the Engine operating segment. This would require further evaluation of the reporting unit’s goodwill, under a step two impairment test. The following table illustrates the sensitivity to the estimated fair value of that reporting unit.

2010
millions of dollars	Impact

1 percentage point increase in discount rate	$15.5
1 percentage point decrease in operating margin	$11.7

In 2008 the company recorded impairment charges totaling €111.5 ($156.8) million to adjust BERU’s goodwill to its estimated fair value. The impairment charge is attributable to a decrease in the operating unit’s estimated fair value based primarily upon the effect of the decline in European market conditions on current and projected operating results. The impairment charge was also impacted by the recognition of additional goodwill in the second quarter of 2008, which was based on the court determined buy out value of €71.32 per share related to the Domination and Profit Transfer Agreement. Any differences in future results compared to management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition.

See Note 18, “Recent Transactions”, for further discussion on the BERU Domination and Profit Transfer Agreement.

The impairment tests completed in the fourth quarter of 2010 and 2009 indicated no impairment for either year, and estimated fair value to be approximately 360% and 220% for the Company’s carrying value in 2010 and 2009, respectively.

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

Environmental Accrual

We work with outside experts to determine a range of potential liability for environmental sites. The ranges for each individual site are then aggregated into a loss range for the total accrued liability. Management’s estimate of the loss range for environmental liability, including conditional asset retirement obligations, for 2010 is between approximately $26 million and $40 million. We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range. At the end of 2010, our total accrued environmental liability was $29.2 million, which includes our conditional asset retirement obligation under ASC Topic 410 of $1.2 million.

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

(millions of dollars)	2010	2009	2008

Net Sales	$5,652.8	$3,961.8	$5,263.9
Warranty Provision	$39.3	$46.0	$66.1
Warranty Provision as a Percentage of Net Sales	0.70%	1.2%	1.3%

The following table illustrates the sensitivity of a 25 basis point change (as a percentage of sales) in the assumed warranty trend on the Company’s accrued warranty liability:

	(Income)/Expense
(millions of dollars)	2010	2009	2008

25 basis point decrease	$(14.1)	$(9.9)	$(13.2)
25 basis point increase	$14.1	$9.9	$13.2

At the end of 2010, our total accrued warranty liability was $66.8 million. The accrual is represented as $37.0 million in current liabilities and $29.8 million in non-current liabilities on our balance sheet.

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

The determination of the Company’s obligation and expense for its pension and other postretirement employee benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain of the more important assumptions are described in Note 11 “Retirement Benefit Plans” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and include the discount rate, expected long-term rate of return on plan assets, rates of increase in compensation and health care costs, retirement rates, mortality rates and other factors. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with GAAP.

In accordance with GAAP, actual results that differ from assumptions used are accumulated and generally amortized over future periods. The primary assumptions affecting the Company’s accounting for employee benefits under ASC Topics 712 and 715 as of December 31, 2010 are as follows:

•	Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs. These inputs include historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans’ invested assets. In determining its pension expense for 2010, the Company used long-term rates of return on plan assets ranging from 2.00% to 9.25% outside of the U.S. and 7.50% in the U.S.

Actual return on U.S. pension assets for 2010, 2009 and 2008 were 14.6%, 25.3% and (25.7%), respectively, compared to the expected rate of return assumption of 7.50% in 2010 and 2009 and 8.75% for 2008.

Actual return on U.K. pension assets for 2010, 2009 and 2008 were 13.3%, 15.1% and (18.7%), respectively, compared to the expected rate of return assumption of 7.50% in 2010 and 2009 and 7.25% for 2008.

•	Discount rate: The discount rate is used to calculate pension and postretirement employee benefit obligations (“OPEB”). The discount rate assumption is based on a constant effective yield from matching projected plan cash flows to high quality (Aa) bond yields of corresponding maturities as of the measurement date. The Company used discount rates ranging from 1.75% to 7.75% to determine its pension and other benefit obligations as of December 31, 2010, including weighted average discount rates of 5.17% for U.S. pension plans, 5.37% for non-U.S. pension plans, and 4.75% for U.S. other post employment health care plans. The U.S. discount rate reflects the fact that our U.S. pension plan has been closed for new participants since 1989 (1999 for our U.S. health care plan), and with the closing of our Muncie facility in 2009, there will be negligible service cost going forward.

•	Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company specific historical trends for health care cost to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postretirement employee health care plans as of December 31, 2010, the Company used health care cost trend rates of 7.40%, declining to an ultimate trend rate of 5% by the year 2019.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension and other postretirement employee benefit obligations and its future expense.

The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2011 pre-tax pension expense:

	Impact on	Impact on
	U.S. 2011	Non-U.S. 2011
	Pre-Tax Pension	Pre-Tax Pension
(millions of dollars)	(Expense)/Income	(Expense)/Income

1 percentage point decrease in discount rate	— *	$(3.2)
1 percentage point increase in discount rate	— *	$3.2
1 percentage point decrease in expected return on assets	$(2.2)	$(1.5)
1 percentage point increase in expected return on assets	$2.2	$1.5

*	Impact of 1 percentage point increase or decrease in the discount rate will have a negligible impact on the Company’s 2011 pre-tax pension expense.

The following table illustrates the sensitivity to a change in the discount rate assumption related to the Company’s U.S. OPEB interest expense:

Impact on 2011
Pre-Tax OPEB
Interest
(millions of dollars)	(Expense)/Income

1 percentage point decrease in discount rate	$(1.6)
1 percentage point increase in discount rate	$1.6

The sensitivity to a change in the discount rate assumption related to the Company’s total 2011 U.S. OPEB expense is expected to be negligible, as any increase in interest expense will be offset by net actuarial gains.

The following table illustrates the sensitivity to a one-percentage point change in the assumed health care cost trend related to the Company’s OPEB obligation and service and interest cost:

	One Percentage Point
(millions of dollars)	Increase	Decrease

Effect on other post employment benefit obligation	$18.0	$(16.0)
Effect on total service and interest cost components	$0.9	$(0.8)

See Note 11 to the Consolidated Financial Statements for more information regarding the Company’s retirement benefit plans.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In 2008 and 2009, the Company recorded a valuation allowance that primarily represented foreign net operating losses and U.S. based foreign tax credits for which utilization was uncertain. In 2010, the Company recorded a reversal of the Company’s $21.2 million valuation allowance on U.S. based foreign tax credit carryforwards.

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

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of ASC Topic 605. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2010, the Company has recorded a liability for its best estimate of the more likely than not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

The principal effect on the prior year balance sheets related to the adoption of ASC Topic 810 is summarized as follows:

(millions of dollars)
Balance Sheet	December 31, 2008

Total equity, as previously reported	$2,006.0
Increase for Topic 810 reclass of noncontrolling interest	31.5

Total equity, as adjusted	$2,037.5

The principal effect on the prior year statement of operations related to the adoption of ASC Topic 810 is summarized as follows:

(millions of dollars)	Year Ended
Consolidated Statement of Operations	December 31, 2008

Net loss, as previously reported	$(35.6)
Topic 810 reclass of noncontrolling interest	(16.3)

Net loss, as adjusted	$(19.3)
Less: Net earnings attributable to noncontrolling interest	16.3

Net loss attributable to BorgWarner Inc.	$(35.6)

The principal effect on the prior year statement of cash flows related to the adoption of ASC Topic 810 is summarized as follows:

(millions of dollars)	Year Ended
Statement of Cash Flows	December 31, 2008

Net loss, as previously reported	$(35.6)

Topic 810 reclass of noncontrolling interest	(16.3)

Net loss, as adjusted	$(19.3)

(millions of dollars)	Year Ended
Statement of Cash Flows	December 31, 2008

Equity in affiliates’ earnings, net of dividends received, minority interest and other, as previously reported	$28.3
Less: Topic 810 reclass of noncontrolling interest	(16.3)

Equity in affiliates’ earnings, net of dividends received and other	$12.0

The principal effect on the prior year comprehensive income related to the adoption of ASC Topic 810 is summarized as follows:

(millions of dollars)	December 31, 2008

Net foreign currency translation and hedge instruments adjustment, as previously reported	$(136.9)
Topic 810 reclass of noncontrolling interest	(10.8)

Net foreign currency translation and hedge instruments adjustment, as adjusted	$(126.1)

Due to the adoption of ASC Topic 810, the Company revised the presentation of cash payments related to the acquisition of noncontrolling (minority) interests from the Investing to the Financing section of the Company’s Consolidated Statement of Cash Flows. The principal effect on the prior year cash flows related to the adoption of ASC Topic 810 is summarized as follows:

(millions of dollars)	Year Ended
Statement of Cash Flows	December 31, 2008

Payments for businesses acquired, net of cash acquired, as previously reported	$(141.2)
Less: Topic 805 reclass of noncontrolling interest	141.2

Payments for businesses acquired, net of cash acquired	$—

(millions of dollars)	Year Ended
Statement of Cash Flows	December 31, 2008

Net cash used in investing activities, as previously reported	$(485.1)
Less: Topic 805 reclass of noncontrolling interest	141.2

Net cash used in investing activities	$(343.9)

(millions of dollars)	Year Ended
Statement of Cash Flows	December 31, 2008

Net cash provided by financing activities, as previously reported	$5.1
Less: Topic 805 reclass of noncontrolling interest	(141.2)

Net cash used in financing activities	$(136.1)

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

In May 2008, the FASB ASC amended Topic 470, Debt. Under ASC Topic 470, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. ASC Topic 470 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of ASC Topic 470 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we recorded the equity and liability components of the notes on our December 31, 2009 Consolidated Balance Sheet. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. See Note 8 to the Consolidated Financial Statements for more information.

In December 2008, the FASB ASC amended Topic 715, Compensation — Retirement Benefits. ASC Topic 715 requires entities to provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. See Note 9 and Note 11 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 715.

In June 2009, the FASB ASC amended Topic 860, “Accounting for Transfer of Financial Assets”. ASC Topic 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC Topic 810, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial- components approach used in ASC Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. On January 1, 2010, the Company elected to prospectively adopt ASC Topic 860. The impact of this adoption is an increase in receivables, net of $80 million and an increase in notes payable and other short-term debt of $80 million in the Company’s December 31, 2010 Consolidated Balance Sheet. See Note 1 to the Consolidated Financial Statements for more information on the implementation of ASC Topic 860.

In June 2009, the FASB amended ASC Topic 810, “Consolidation”. ASC Topic 810 requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, ASC Topic 810 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. On January 1, 2010, the Company adopted ASC Topic 810. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

We have established policies and procedures to manage sensitivity to interest rate, foreign currency exchange rate and commodity purchase price risk, which include monitoring the level of exposure to each market risk. For quantitative disclosures about market risk, please refer to Note 10, “Financial Instruments” of the Notes to the Consolidated Financial Statements in Item 8 of this report with respect to interest rate risk and foreign currency exchange risk.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At the end of 2010, the amount of debt with fixed interest rates was 69.5% of total debt, including the impact of the interest rate swaps. Our earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to floating money market rates. A 10% increase or decrease in the average cost of our variable rate debt would result in a change in pre-tax interest expense of approximately $1.6 million in 2010, and $1.5 million in 2009.

We also measure interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% change in interest rates as of December 31, 2010, the net fair value of these instruments would increase by approximately $28.0 million if interest rates decreased and would decrease by approximately $26.0 million if interest rates increased. Our interest rate sensitivity analysis assumes a constant shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates. Interest rate sensitivity at December 31, 2009, measured in a similar manner, was slightly more than at December 31, 2010.

Foreign Currency Exchange Rate Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our most significant currency exposures relate to the British Pound, the Euro, the Hungarian Forint, the Japanese Yen, and the South Korean Won. We mitigate our foreign currency exchange rate risk principally by establishing local production facilities and related supply chain participants in the markets we serve, by invoicing customers in the same currency as the source of the products and by funding some of our investments in foreign markets through local currency loans and cross currency swaps. Such non-U.S. Dollar debt was $299.0 million as of December 31, 2010 and $303.1 million as of December 31, 2009. We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts in order to reduce exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency. As of December 31, 2010, the Company was holding foreign exchange derivatives with positive and negative fair market values of $2.7 million and

$(6.4) million, respectively, of which $2.6 million in gains and $(3.3) million in losses mature in less than one year. As of December 31, 2010, $(0.1) million in losses did not qualify for deferral.

Commodity Price Risk

Commodity price risk is the possibility that we will incur economic losses due to adverse changes in the cost of raw materials used in the production of our products. Commodity forward and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2010, the Company had forward and option commodity contracts with a total notional value of $1.2 million.

Disclosure Regarding Forward-Looking Statements

The matters discussed in this Item 7 include forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2010 as stated in their report.

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

/s/  Timothy M. Manganello
Chairman and Chief Executive Officer

/s/  Robin J. Adams
Executive Vice President,
Chief Financial Officer & Chief Administrative Officer

February 10, 2011

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative information regarding market risk, please refer to the discussion in Item 7 of this report under the caption “Qualitative and Quantitative Disclosure about Market Risk.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BorgWarner Inc.:
Auburn Hills, Michigan

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BorgWarner Inc. and Consolidated Subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

We also have audited the adjustments to the 2008 financial statements to retrospectively apply the change in accounting related to the adoption of ASC 810 Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (formerly FAS 160), as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2008 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 financial statements taken as a whole.

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

Detroit, MI
February 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BorgWarner Inc.
Auburn Hills, Michigan

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the consolidated financial statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”), the consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2008 (the 2008 consolidated financial statements before the effects of the adjustments discussed in Note 1 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2008 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the consolidated financial statements, present fairly, in all material respects, the results of the operations and cash flows of BorgWarner Inc. and Consolidated Subsidiaries for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
February 12, 2009

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(millions of dollars, except share and per share amounts)
For the Year Ended December 31,	2010	2009	2008

Net sales	$5,652.8	$3,961.8	$5,263.9
Cost of sales	4,559.5	3,401.0	4,425.4

Gross profit	1,093.3	560.8	838.5
Selling, general and administrative expenses	566.6	459.8	542.9
Restructuring expense	—	50.3	127.5
Goodwill impairment charge	—	—	156.8
Other (income) expense	22.4	(0.1)	4.0

Operating income	504.3	50.8	7.3
Equity in affiliates’ earnings, net of tax	(39.6)	(21.8)	(38.4)
Interest income	(2.8)	(2.5)	(7.1)
Interest expense and finance charges	68.8	57.2	38.8

Earnings before income taxes and noncontrolling interest	477.9	17.9	14.0
Provision (benefit) for income taxes	81.7	(18.5)	33.3

Net earnings (loss)	396.2	36.4	(19.3)
Net earnings attributable to the noncontrolling interest, net of tax	18.8	9.4	16.3

Net earnings (loss) attributable to BorgWarner Inc.	$377.4	$27.0	$(35.6)

Earnings (loss) per share — basic	$3.31	$0.23	$(0.31)**

Earnings (loss) per share — diluted	$3.07 *	$0.23	$(0.31)**

Average shares outstanding (thousands):
Basic	114,155	116,522	116,007
Diluted	129,575	116,939	116,007

*	The Company’s diluted earnings per share for the year ended December 31, 2010 includes the impact of the Company’s 3.50% convertible notes and associated warrants. Refer to Note 16, “Earnings (Loss) Per Share”, for further information on our diluted earnings calculation.

**	The Company had a loss for the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIAIRIES

CONSOLIDATED BALANCE SHEETS

(millions of dollars)
December 31,	2010	2009

ASSETS
Cash	$449.9	$357.4
Receivables, net	1,023.9	732.0
Inventories, net	430.6	314.3
Deferred income taxes	75.8	60.2
Prepayments and other current assets	79.7	87.9

Total current assets	2,059.9	1,551.8
Property, plant and equipment, net	1,542.6	1,490.3
Investments and advances	307.9	257.4
Goodwill	1,113.5	1,061.4
Other non-current assets	531.1	450.5

Total assets	$5,555.0	$4,811.4

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$128.5	$69.1
Accounts payable and accrued expenses	1,224.1	977.1
Income taxes payable	39.7	—

Total current liabilities	1,392.3	1,046.2
Long-term debt	1,051.9	773.2
Other non-current liabilities:
Retirement-related liabilities	438.1	473.7
Other	362.9	295.6

Total other non-current liabilities	$801.0	769.3
Capital stock:
Preferred stock, $0.01 par value; authorized shares: 5,000,000; none issued	—	—
Common stock, $0.01 par value; authorized shares: 150,000,000; issued shares: 2010, 120,086,206 and 2009, 118,336,410; outstanding shares: 2010, 112,316,444 and 2009, 116,837,555	1.2	1.2
Non-voting common stock, $0.01 par value; authorized shares: 25,000,000; none issued and outstanding	—	—
Capital in excess of par value	1,100.4	1,034.1
Retained earnings	1,560.2	1,193.4
Accumulated other comprehensive income (loss)	(53.7)	14.5
Common stock held in treasury, at cost: 7,769,762 shares in 2010 and
1,498,855 shares in 2009	(349.5)	(57.9)

Total BorgWarner Inc. stockholders’ equity	2,258.6	2,185.3
Noncontrolling interest	51.2	37.4

Total equity	2,309.8	2,222.7

Total liabilities and equity	$5,555.0	$4,811.4

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIAIRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions of dollars)
For the Year Ended December 31,	2010	2009	2008

OPERATING
Net earnings (loss)	$396.2	$36.4	$(19.3)
Adjustments to reconcile net earnings (loss) to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	224.5	234.6	259.7
Amortization of intangible assets and other	28.4	26.3	27.1
Environmental litigation settlement, net of cash paid	14.0	—	—
Restructuring expense, net of cash paid	—	38.4	115.9
Goodwill impairment charge	—	—	156.8
Stock based compensation expense	22.8	22.0	21.2
Deferred income tax benefit	(52.2)	(57.7)	(78.3)
Bond amortization	18.3	12.7	—
BERU-Eichenauer equity investment gain	(8.0)	—	—
Equity in affiliates’ earnings, net of dividends received, and other	1.7	21.3	12.0

Net earnings (loss) adjusted for non-cash charges to operations	645.7	334.0	495.1
Changes in assets and liabilities:
Receivables	(239.0)	(106.6)	163.9
Inventories	(79.0)	143.0	(26.3)
Prepayments and other current assets	0.6	1.2	16.0
Accounts payable and accrued expenses	169.4	98.9	(195.6)
Income taxes payable	37.3	(6.9)	(23.0)
Other non-current assets and liabilities	3.9	(112.6)	(29.3)

Net cash provided by operating activities	538.9	351.0	400.8
INVESTING
Capital expenditures, including tooling outlays	(276.6)	(172.0)	(369.7)
Net proceeds from asset disposals	6.8	23.1	5.7
Payments for businesses acquired, net of cash acquired	(164.7)	(7.5)	—
Net proceeds from sale of business	5.0	1.6	5.5
Proceeds from sales of marketable securities	—	—	14.6

Net cash used in investing activities	(429.5)	(154.8)	(343.9)
FINANCING
Net increase (decrease) in notes payable	(29.8)	(114.7)	114.8
Additions to long-term debt, net of debt issuance costs	372.2	381.6	—
Repayments of long-term debt, including current portion	(116.1)	(164.5)	(7.3)
Payments for noncontrolling interest acquired	—	(48.5)	(141.2)
Payment for purchase of bond hedge	—	(56.4)	—
Proceeds from warrant issuance	—	31.2	—
Reduction in accounts receivable securitization facility	—	(50.0)	—
Proceeds from accounts receivable securitization facility	30.0	50.0	—
Payments for purchase of treasury stock	(325.7)	—	(55.9)
Proceeds from interest rate swap termination	—	30.0	—
Proceeds from stock options exercised, including the tax benefit	67.1	8.7	17.1
Dividends paid to BorgWarner stockholders	—	(13.8)	(51.1)
Dividends paid to noncontrolling stockholders	(10.9)	(8.8)	(12.5)

Net cash provided by (used in) financing activities	(13.2)	44.8	(136.1)
Effect of exchange rate changes on cash	(3.7)	13.0	(5.9)

Net increase (decrease) in cash	92.5	254.0	(85.1)
Cash at beginning of year	357.4	103.4	188.5

Cash at end of year	$449.9	$357.4	$103.4

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the year for:
Interest	$53.4	$68.8	$44.4
Income taxes	83.1	60.3	122.0
Non-cash investing transactions:
Domination and Profit Transfer Agreement	—	—	44.0
Non-cash financing transactions:
Stock performance plans	3.8	6.0	5.0
Restricted common stock for employees	18.1	14.1	9.0
Restricted common stock for non-employee directors	0.8	0.7	0.7

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF EQUITY AND
COMPREHENSIVE INCOME (LOSS)

			(millions of dollars)
	Number of shares		BorgWarner Inc. Stockholders’ equity
							Accumulated	Equity
	Issued	Common	Issued	Capital in			Other	Attributable to
	Common	Stock in	Common	Excess of	Treasury	Retained	Comprehensive	Noncontrolling	Comprehensive
	Stock	Treasury	Stock	par Value	Stock	Earnings	Income (Loss)	Interests	Income (Loss)

Balance, January 1, 2008	117,206,709	(1,078,137)	$1.2	$943.4	$(46.5)	$1,295.9	$127.1	$117.9
Dividends declared	—	—	—	—	—	(51.1)	—	(12.5)	—
Stock option expense	—	—	—	12.2	—	—	—	—	—
Stock incentive plans	—	375,075	—	10.8	15.0	(8.7)	—	—	—
Executive stock plan	197,052	—	—	1.5	—	—	—	—	—
Net issuance of restricted stock,less amortization	295,781	—	—	9.7	—	—	—	—	—
Purchases of treasury stock	—	(1,464,108)	—	—	(55.9)	—	—	—	—
Net earnings (loss)	—	—	—	—	—	(19.3)	—	16.2	$(19.3)
Net earnings attributable to the noncontrolling interest, net of tax	—	—	—	—	—	(16.3)	—	—	(16.3)
Defined benefit post employment plans, net of tax	—	—	—	—	—	—	(74.7)	—	(74.7)
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(1.4)	—	(1.4)
Currency translation and hedge instruments, net	—	—	—	—	—	—	(126.1)	(0.5)	(126.1)
Comprehensive loss attributable to the noncontrolling interest	—	—	—	—	—	—	(10.8)	—	(10.8)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	(1.9)	—
Domination and Profit Transfer
Agreement (See Note 18)	—	—	—	—	—	—	—	(87.7)	—

Balance, December 31, 2008	117,699,542	(2,167,170)	$1.2	$977.6	$(87.4)	$1,200.5	$(85.9)	$31.5	$(248.6)

Dividends declared	—	—	—	—	—	(13.8)	—	(8.8)	—
Stock option expense	—	—	—	7.2	—	—	—	—	—
Stock incentive plans	—	380,499	—	(0.7)	16.2	(7.0)	—	—	—
Executive stock plan	—	287,816	—	6.0	13.3	(13.3)	—	—	—
Net issuance of restricted stock, less amortization	636,868	—	—	14.8	—	—	—	—	—
Convertible bond issuance	—	—	—	34.7	—	—	—	—	—
Convertible bond — Hedge	—	—	—	(36.7)	—	—	—	—	—
Convertible bond — Warrant	—	—	—	31.2	—	—	—	—	—
Net earnings	—	—	—	—	—	36.4	—	9.4	$36.4
Net earnings attributable to the noncontrolling interest, net of tax	—	—	—	—	—	(9.4)	—	—	(9.4)
Defined benefit post employment plans, net of tax	—	—	—	—	—	—	(3.4)	—	(3.4)
Currency translation and hedge instruments, net	—	—	—	—	—	—	99.9	1.9	99.9
Comprehensive income attributable to the noncontrolling interest	—	—	—	—	—	—	3.9	—	3.9
Dalian joint venture	—	—	—	—	—	—	—	3.4	—

Balance, December 31, 2009	118,336,410	(1,498,855)	$1.2	$1,034.1	$(57.9)	$1,193.4	$14.5	$37.4	$127.4

Dividends declared	—	—	—	—	—	—	—	(9.5)	—
Stock option expense	—	—	—	0.1	—	—	—	—	—
Stock incentive plans	—	525,297	—	43.5	22.6	(10.6)	—	—	—
Executive stock plan	—	269,896	—	3.8	11.5	—	—	—	—
Net issuance of restricted stock, less amortization	1,749,796	—	—	18.9	—	—	—	—	—
Purchases of treasury stock	—	(7,066,100)	—	—	(325.7)		—	—	—
Net earnings	—	—	—	—	—	396.2	—	18.8	$396.2
Net earnings attributable to the noncontrolling interest, net of tax	—	—	—	—	—	(18.8)	—	—	(18.8)
Defined benefit post employment plans, net of tax	—	—	—	—	—	—	7.8	—	7.8
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	1.2	—	1.2
Currency translation and hedge instruments, net of tax	—	—	—	—	—	—	(77.1)	2.5	(77.1)
Comprehensive loss attributable to the noncontrolling interest	—	—	—	—	—	—	(0.1)	—	(0.1)
Dytech ENSA S.L. acquisition	—	—	—	—	—	—	—	2.0	—

Balance, December 31, 2010	120,086,206	(7,769,762)	$1.2	$1,100.4	$(349.5)	$1,560.2	$(53.7)	$51.2	$309.2

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

Basis of presentation The Company’s presentation of the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity and Comprehensive Income (Loss), and Reporting Segments and Related Information Note have been adjusted to conform with the requirements of Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interest in Consolidated Financial Statements and ASC Topic 805, Business Combinations. Refer to New Accounting Pronouncements for further information regarding these reclassifications.

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

The Company performs ongoing credit evaluations of its suppliers and customers and, with the exception of certain financing transactions, does not require collateral from its customers. The Company’s customers are primarily original equipment manufacturers (“OEMs”) of light-vehicles (passenger cars, sport-utility vehicles, crossover vehicles, vans and light-trucks). The Company’s products are also sold to other OEMs of commercial trucks, buses and agricultural and off-highway vehicles. The Company also manufactures and sells products to certain Tier One vehicle systems suppliers and into the aftermarket for light and commercial vehicles.

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

Principles of consolidation The Consolidated Financial Statements include all majority- owned subsidiaries with a controlling financial interest. All inter-company accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned affiliates are accounted for under the equity method when the Company does not have a controlling financial interest.

Revenue recognition The Company recognizes revenue when title and risk of loss pass to the customer, which is usually upon shipment of product. Although the Company may enter into long-term supply agreements with its major customers, each shipment of goods is treated as a separate sale and the prices are not fixed over the life of the agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Cash is valued at fair market value. It is the Company’s policy to classify all highly liquid investments with original maturities of three months or less as cash.

Accounts receivable The Company securitizes certain receivables through third party financial institutions without recourse. The amount can vary each month based on the amount of underlying receivables. The Company continues to administer the collection of these receivables on behalf of the third party.

On April 24, 2009 the Company’s $50 million accounts receivable securitization facility matured and was repaid. On December 21, 2009 the Company entered into a new $50 million accounts receivable securitization facility.

On September 8, 2010 the Company amended the December 21, 2009 Receivable Purchase Agreement, which increased the accounts receivable securitization facility from $50 million to $80 million. This facility matures on December 21, 2012.

The Company was required to adopt amended ASC Topic 860, “Accounting for Transfer of Financial Assets”, on January 1, 2010. This adoption required the Company to reflect its receivable securitization facility in its financial statements in the current year of change. Accounting rules prior to January 1, 2010 allowed qualifying special-purpose entities off-balance sheet treatment. The impact of this adoption was an increase in receivables, net of $80 million and an increase in notes payable and other short-term debt of $80 million in the Company’s December 31, 2010 Consolidated Balance Sheet.

During the years ended December 31, 2010 and 2009, total cash proceeds from sales of accounts receivable were approximately $720 million and $250 million, respectively. The Company paid servicing fees related to these receivables for the year ended December 31, 2010, 2009 and 2008 of $1.2 million, $0.4 million, and $1.9 million, respectively. These amounts are recorded in interest expense and finance charges in the Consolidated Statements of Operations.

Inventories Inventories are valued at the lower of cost or market. Cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the foreign operations use the first-in, first-out (“FIFO”) or average-cost methods. Inventory held by U.S. operations was $100.1 million and $81.2 million at December 31, 2010 and 2009, respectively. Such inventories, if valued at current cost instead of LIFO, would have been greater by $13.2 million in 2010 and $11.6 million in 2009.

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

Property, plant and equipment and depreciation Property, plant and equipment are valued at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is computed generally on a straight-line basis over the estimated useful lives of the assets. Useful lives for buildings range from 15 to 40 years and useful lives for machinery and equipment range from 3 to 12 years. For income tax purposes, accelerated methods of depreciation are generally used. The Company’s property, plant and equipment are all held for use at December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 5 to the Consolidated Financial Statements for more information on property, plant and equipment and depreciation.

Impairment of long-lived assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other amortizing intangible assets, when events and circumstances warrant such a review under ASC Topic 360. A recoverability review is performed using the undiscounted cash flows if there is a triggering event. If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a fair value analysis. Management determines fair value under ASC Topic 820 using the appropriate valuation technique of market, income or cost approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the evaluations. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include: (i) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; and (ii) undiscounted future cash flows generated by the asset (iii) fair valuation of the asset.

See Note 17, “Restructuring” and Note 9 “Fair Value Measurements”, to the Consolidated Financial Statements for more information regarding the Company’s impairment of long-lived assets and a discussion of market-based measurements.

Goodwill and other indefinite-lived intangible assets Under ASC Topic 350, goodwill and other indefinite-lived intangibles are not amortized; however, they must be tested for impairment at least annually or upon a triggering event. In the fourth quarter of each year, or when events and circumstances warrant such a review, the Company reviews the goodwill of all of its reporting units for impairment. The Company’s goodwill impairment review, under ASC Topic 350, requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The fair value of the Company’s reporting units used in the determination of goodwill impairment is computed using the expected present value of associated future cash flows. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to an even higher degree of uncertainty. The Company also utilizes market valuation models and other financial ratios, which require the Company to make certain assumptions and estimates regarding the applicability of those models to its assets and businesses. The Company believes that the assumptions and estimates used to determine the estimated fair values of each of its reporting units are reasonable. The Company recognized goodwill impairment of $156.8 million in the Engine segment in 2008.

A considerable amount of management judgment and assumptions are required in performing the impairment tests. While no impairment existed at December 31, 2010, different assumptions and estimates could materially change the estimated fair values and therefore, change impairment charges.

See Note 6 to the Consolidated Financial Statements for more information on goodwill and other indefinite-lived intangible assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with GAAP, actual results that differ from the assumptions used are accumulated and amortized over future periods, and accordingly, generally affect recognized expense in future periods.

See Note 11 to the Consolidated Financial Statements for more information regarding the Company’s retirement benefit plans.

Income Taxes The Company accounts for income tax expense based on expected income and statutory tax rates in the various jurisdictions in which we operate. Judgment is required in determining our income tax expense. We establish accruals under ASC Topic 740. For uncertain tax positions, the ASC Topic 740 approach is based on a two-step benefit recognition model. In the first step, ASC Topic 740 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not, based on the technical merits and without consideration of detection risk, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the largest amount of the tax benefit that is greater than 50 percent likely to ultimately be realized upon settlement. The tax position must be derecognized when it is no longer more likely than not to be sustained. The interpretation also provides guidance on recognition and classification of related penalties and interest, classification of liabilities, and disclosures of unrecognized tax benefits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The principal effect on the prior year balance sheets related to the adoption of ASC Topic 810 is summarized as follows:

(millions of dollars)	December 31,
Balance Sheet	2008

Total equity, as previously reported	$2,006.0
Increase for Topic 810 reclass of noncontrolling interest	31.5

Total equity, as adjusted	$2,037.5

The principal effect on the prior year statement of operations related to the adoption of ASC Topic 810 is summarized as follows:

Year Ended
(millions of dollars)	December 31,
Consolidated Statement of Operations	2008

Net loss, as previously reported	$(35.6)
Topic 810 reclass of noncontrolling interest	(16.3)

Net loss, as adjusted	$(19.3)
Less: Net earnings attributable to noncontrolling interest	16.3

Net loss attributable to BorgWarner Inc.	$(35.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal effect on the prior year statement of cash flows related to the adoption of ASC Topic 810 is summarized as follows:

Year Ended
(millions of dollars)	December 31,
Statement of Cash Flows	2008

Net loss, as previously reported	$(35.6)
Topic 810 reclass of noncontrolling interest	(16.3)

Net loss, as adjusted	$(19.3)

Year Ended
(millions of dollars)	December 31,
Statement of Cash Flows	2008

Equity in affiliates’ earnings, net of dividends received, minority interest and other, as previously reported	$28.3
Less: Topic 810 reclass of noncontrolling interest	(16.3)

Equity in affiliates’ earnings, net of dividends received and other	$12.0

The principal effect on the prior year comprehensive income related to the adoption of ASC Topic 810 is summarized as follows:

December 31,
(millions of dollars)	2008

Net foreign currency translation and hedge instruments adjustment, as previously reported	$(136.9)
Topic 810 reclass of noncontrolling interest	(10.8)

Net foreign currency translation and hedge instruments adjustment, as adjusted	$(126.1)

Due to the adoption of ASC Topic 810, the Company revised the presentation of cash payments related to the acquisition of noncontrolling (minority) interests from the Investing to the Financing section of the Company’s Consolidated Statement of Cash Flows. The principal effect on the prior year cash flows related to the adoption of ASC Topic 810 is summarized as follows:

Year Ended
(millions of dollars)	December 31,
Statement of Cash Flows	2008

Payments for businesses acquired, net of cash acquired, as previously reported	$(141.2)
Less: Topic 805 reclass of noncontrolling interest	141.2

Payments for businesses acquired, net of cash acquired	$—

Year Ended
(millions of dollars)	December 31,
Statement of Cash Flows	2008

Net cash used in investing activities, as previously reported	$(485.1)
Less: Topic 805 reclass of noncontrolling interest	141.2

Net cash used in investing activities	$(343.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
(millions of dollars)	December 31,
Statement of Cash Flows	2008

Net cash provided by financing activities, as previously reported	$5.1
Less: Topic 805 reclass of noncontrolling interest	(141.2)

Net cash used in financing activities	$(136.1)

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

In May 2008, the FASB ASC amended Topic 470, Debt. Under ASC Topic 470, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s interest cost. ASC Topic 470 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. As a result of our adoption of ASC Topic 470 for fiscal 2009 and the Company’s April 9, 2009 issuance of $373.8 million convertible senior notes due April 15, 2012, we recorded the equity and liability components of the notes on our December 31, 2009 Consolidated Balance Sheet. Additionally, ASC Topic 470 requires us to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. See Note 8 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 470.

In December 2008, the FASB ASC amended Topic 715, Compensation — Retirement Benefits. ASC Topic 715 requires entities to provide enhanced disclosures about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. See Note 9 and Note 11 to the Consolidated Financial Statements for more information regarding the implementation of ASC Topic 715.

In June 2009, the FASB ASC amended Topic 860, “Accounting for Transfer of Financial Assets”. ASC Topic 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC Topic 810, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in ASC Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. On January 1, 2010, the Company elected to prospectively adopt ASC Topic 860. The impact of this adoption is an increase in receivables, net of $80 million and an increase in notes payable and other short-term debt of $80 million in the Company’s December 31, 2010 Consolidated Balance Sheet. See Note 1 to the Consolidated Financial Statements for more information on the implementation of ASC Topic 860.

In June 2009, the FASB amended ASC Topic 810, “Consolidation”. ASC Topic 810 requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, ASC Topic 810 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. On January 1, 2010, the Company adopted ASC Topic 810. The adoption of this guidance did not have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 2	RESEARCH AND DEVELOPMENT COSTS

The following table presents the Company’s gross and net expenditures on research and development (“R&D”) activities:

(millions of dollars)
Year Ended December 31,	2010	2009	2008

Gross R&D expenditures	$233.2	$219.0	$273.4
Customer reimbursements	(48.2)	(63.8)	(67.7)

Net R&D expenditures	$185.0	$155.2	$205.7

The Company’s net R&D expenditures are included in the selling, general, and administrative expenses of the Consolidated Statements of Operations. Net R&D expenditures as a percentage of net sales were 3.3% in 2010 and 3.9% in 2009 and 2008. Customer reimbursements are netted against gross R&D expenditures upon billing of services performed. The Company has contracts with several customers at the Company’s various R&D locations. No such contract exceeded $6.0 million in any of the years presented.

NOTE 3	OTHER EXPENSE (INCOME)

Items included in other expense (income) consist of:

(millions of dollars)
Year Ended December 31,	2010	2009	2008

Environmental litigation settlement	$28.0	$—	$—
BERU-Eichenauer equity investment gain	(8.0)	—	—
Loss on the sale of a product line	1.5	—	2.2
Net loss (gain) on asset disposals	1.8	(0.1)	2.0
Other	(0.9)	—	(0.2)

Total other expense (income)	$22.4	$(0.1)	$4.0

See Notes 14 and 18 to the Consolidated Financial Statements for more information regarding the Company’s second quarter 2010 environmental litigation settlement and BERU-Eichenauer equity investment gain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	INCOME TAXES

Earnings before income taxes and the provision for income taxes are presented in the following table.

(millions of dollars)	2010			2009			2008
Year Ended December 31,	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Earnings (loss) before taxes	$(26.7)	$504.6	$477.9	$(138.5)	$156.4	$17.9	$(123.8)	$137.8	$14.0

Provision for income taxes:
Current:
Federal/foreign	14.0	117.7	131.7	(2.7)	42.7	40.0	7.7	99.5	107.2
State	2.2	—	2.2	1.5	—	1.5	1.0	—	1.0

Total current	16.2	117.7	133.9	(1.2)	42.7	41.5	8.7	99.5	108.2
Deferred	(48.9)	(3.3)	(52.2)	(51.6)	(8.4)	(60.0)	(44.7)	(30.2)	(74.9)

Total provision for income taxes	$(32.7)	$114.4	$81.7	$(52.8)	$34.3	$(18.5)	$(36.0)	$69.3	$33.3

Effective tax rate	(122.5)%	22.7%	17.1%	(38.1)%	21.9%	(103.4)%	(29.1)%	50.3%	237.9%

The provision for income taxes resulted in an effective tax rate for 2010 of 17.1% compared with rates of (103.4)% in 2009 and 237.9% in 2008.

In the first quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. In addition, the Health Care and Education Reconciliation Act of 2010 (“the Reconciliation Act”) was also passed, amending certain portions of the PPACA. The PPACA contains a provision eliminating tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors who provide retiree prescription drug benefits equivalent to Medicare Part D coverage. However, based upon the changes made in the Reconciliation Act, the tax benefit related to the Medicare Part D subsidies will be extended until December 31, 2012. For all tax years ending after December 31, 2012 there will no longer be a tax benefit for the Medicare Part D subsidies. Therefore, the impact to the Company for the loss of this future tax benefit (after December 31, 2012) was an additional tax expense of approximately $2.9 million in 2010.

The provision for income taxes for the year ended December 31, 2010 included a favorable impact of $21.2 million from the reversal of the Company’s valuation allowance on U.S. based foreign tax credit carryforwards. The improving financial performance of the Company’s U.S. operations has resulted in greater certainty that the Company will be able to fully utilize existing foreign tax credit carryforwards.

The Company’s annual effective tax rate for 2010 is 17.1% which includes the impact of the reversal of the Company’s valuation allowance on U.S. based foreign tax credit carryforwards, the change in tax legislation related to Medicare Part D subsidies, the additional tax expense associated with the BERU-Eichenauer equity investment gain and the tax benefit associated with the Company’s environmental litigation settlement. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates’ earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a rollforward of the Company’s total gross unrecognized tax benefits for the year-to-date periods ended December 31, 2010 and 2009, respectively. Of the total $27.6 million of unrecognized tax benefits as of December 31, 2010, approximately $22.8 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in the U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

millions of dollars	2010	2009

Balance, January 1	$34.8	$61.1
Additions based on tax positions related to current year	1.1	16.4
Additions (Reductions) for tax positions of prior years	0.3	(16.5)
Reductions for lapse in statute of limitations	(1.3)	(17.0)
Settlements	(6.6)	(9.9)
Translation adjustment	(0.7)	0.7

Balance, December 31	$27.6	$34.8

In 2010 the Company closed / settled certain open years for foreign jurisdictions that resulted in cash payments of $6.6 million. Possible changes related to other examinations cannot be reasonably estimated at this time.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $11.4 million for the payment of interest and penalties at December 31, 2010. The Company had approximately $11.6 million for the payment of interest and penalties accrued at December 31, 2009.

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Years No Longer
Tax Jurisdiction	Subject to Audit

U.S. Federal	2006 and prior
Brazil	2003 and prior
France	2006 and prior
Germany	2003 and prior
Hungary	2007 and prior
Italy	2005 and prior
Japan	2008 and prior
South Korea	2005 and prior
United Kingdom	2008 and prior

In certain tax jurisdictions the Company may have more than one taxpayer. The table above reflects the status of the significant taxpayers in each major tax jurisdiction. In Germany the open tax years for the Company’s BERU subsidiary are from 2002 and forward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The analysis of the variance of income taxes as reported from income taxes computed at the U.S. statutory rate for consolidated operations is as follows:

(millions of dollars)	2010	2009	2008

Income taxes at U.S. statutory rate of 35%	$167.3	$6.2	$4.9
Increases (decreases) resulting from:
Income from non-U.S. sources including withholding taxes	(55.8)	(17.1)	(26.5)
State taxes, net of federal benefit	1.4	4.7	0.9
Business tax credits	0.2	(1.9)	(9.8)
Affiliates’ earnings	(13.8)	(7.5)	(13.2)
Accrual adjustment and settlement of prior year tax matters	0.4	(6.3)	6.0
Medicare prescription drug benefit	2.9	1.7	1.1
Goodwill impairment	—	—	54.9
Restructuring	—	—	0.6
Valuation allowance	(21.2)	7.7	13.1
Non-temporary differences and other	0.3	(6.0)	1.3

Provision for income taxes as reported	$81.7	$(18.5)	$33.3

During 2010, certain countries enacted changes to their respective statutory income tax rate which are effective starting in 2011. In the UK, the statutory income tax rate was reduced 1% from 28% to 27%. In Hungary, the statutory income tax rate was reduced 9% from 19% to 10% beginning in tax year 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are the gross components of deferred tax assets and liabilities as of December 31, 2010 and 2009:

(millions of dollars)	2010	2009

Current deferred tax assets:
Employee related	$26.2	$23.9
Net operating loss carryforwards	9.8	4.7
Inventory	8.6	9.3
Warranties	6.3	4.5
Litigation & environmental	5.8	6.9
Customer claims	2.0	2.9
Derivatives	1.2	1.9
Other	6.8	6.4

Total current deferred tax assets	$66.7	$60.5
Current deferred tax liabilities:
Derivatives	$—	$(1.0)
Other	(7.6)	(3.8)

Total current deferred tax liabilities	$(7.6)	$(4.8)
Non-current deferred tax assets:
Foreign tax credits	$183.4	$138.3
Other comprehensive income	98.0	103.7
Research and Development Capitalization	49.3	—
Pension and other post employment benefits	44.6	52.5
Employee related	20.0	13.4
Net operating loss carryforwards	15.0	87.5
Research and development credits	6.3	5.9
Warranties	4.4	4.5
Litigation and environmental	2.6	2.5
Capital loss carryforwards	—	3.5
Other	8.1	4.1

Total non-current deferred tax assets	$431.7	$415.9
Non-current deferred tax liabilities:
Goodwill & intangibles	$(130.3)	$(103.5)
Fixed assets	(84.8)	(101.7)
Dividends accrued	(2.8)	—
Other comprehensive income	(3.0)	(3.5)
Lease obligation — production equipment	—	(1.9)
Other	(7.7)	(4.5)

Total non-current deferred tax liabilities	$(228.6)	$(215.1)
Total deferred tax items	$262.2	$256.5
Valuation allowances	(13.0)	(43.8)

Net deferred tax asset	$249.2	$212.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign tax credit and net operating loss carryforwards are shown gross with the corresponding valuation allowances located at the end of the table.

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets are as follows:

(millions of dollars)	2010	2009

Deferred income taxes — current assets	$75.8	$60.2
Deferred income taxes — current liabilities	(18.4)	(4.8)
Other non-current assets	305.5	247.1
Other non-current liabilities	(113.7)	(89.8)

Net deferred tax asset (current and non-current)	$249.2	$212.7

The other non-current assets and liabilities have been netted within their respective taxing jurisdictions due to consolidation (primarily U.S. and Germany).

The deferred income taxes — current assets are primarily comprised of amounts from the U.S., France, Italy, Japan, Spain and the U.K. The deferred income taxes — current liabilities are primarily comprised of amounts from Germany. The other non-current assets are primarily comprised of amounts from the U.S.. The other non-current liabilities are primarily comprised of amounts from France, Germany, Italy, Spain and the U.K.

At December 31, 2010, the Company has a U.S. net operating loss carryforward of $1.6 million that is available to offset future taxable income. This loss carryforward expires in 2030. Certain non-U.S. subsidiaries have net operating loss carryforwards totaling $69.5 million that are available to offset future taxable income. Carryforwards of $29.7 million expire at various dates from 2011 through 2019 and the balance has no expiration date. A valuation allowance of $6.5 million has been recorded for the tax effect on $26.3 million of the loss carryforwards. Certain U.S. subsidiaries have state net operating loss carryforwards totaling $510.3 million which are completely offset by a valuation allowance due to risk of realization. Certain non-U.S. subsidiaries located in China, Korea and Poland have tax exemptions or tax holidays. The cumulative impact of these tax exemptions or tax holidays was a reduction of tax expense of approximately $17.0 million in 2010.

No deferred income taxes have been provided on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries or foreign equity affiliates totaling $1,574.6 million in 2010, as these amounts are essentially permanent in nature. The excess amount will become taxable upon repatriation of assets, sale, or liquidation of the investment. It is not practicable to determine the unrecognized deferred tax liability on the excess amount because the actual tax liability on the excess amount, if any, is dependent on circumstances existing when remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5	BALANCE SHEET INFORMATION

Detailed balance sheet data are as follows:

(millions of dollars)
December 31,	2010	2009

Receivables:
Customers	$859.5	$634.5
Other	168.4	101.8

Gross receivables	1,027.9	736.3
Bad debt allowance(a)	(4.0)	(4.3)

Net receivables	$1,023.9	$732.0

Inventories:
Raw material and supplies	$244.0	$187.3
Work in progress	88.1	69.8
Finished goods	111.7	68.8

FIFO inventories	443.8	325.9
LIFO reserve	(13.2)	(11.6)

Net inventories	$430.6	$314.3

Other current assets:
Prepaid tooling	$21.8	$25.6
Product liability insurance asset	25.8	24.9
Derivatives	2.7	12.0
Prepaid tax	5.8	2.2
Other	23.6	23.2

Total other current assets	$79.7	$87.9

Property, plant and equipment:
Land	$67.9	$56.3
Buildings	601.4	570.0
Machinery and equipment	1,961.2	1,866.5
Capital leases	2.3	2.4
Construction in progress	128.2	126.4

Total property, plant and equipment	2,761.0	2,621.6
Accumulated depreciation	(1,308.0)	(1,211.6)

	1,453.0	1,410.0
Tooling, net of amortization	89.6	80.3

Property, plant & equipment, net	$1,542.6	$1,490.3

Investments and advances:
Investment in equity affiliates	$205.2	$194.8
Other investments and advances	102.7	62.6

Total investments and advances	$307.9	$257.4

Other non-current assets:
Product liability insurance asset	$24.8	$25.0
Deferred income taxes	305.5	247.1
Other intangible assets	168.8	148.6
Other	32.0	29.8

Total other non-current assets	$531.1	$450.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(millions of dollars)
December 31,	2010	2009

Accounts payable and accrued expenses:
Trade payables	$737.7	$539.2
Trade payables for capital expenditures	28.9	28.6
Payroll and employee related	190.2	136.7
Retirement related	34.7	34.8
Product warranties	37.0	32.5
Customer related	32.5	31.4
Product liability	25.8	24.9
Severance	4.6	17.5
Insurance	11.9	16.2
Derivatives	3.3	14.6
Environmental	21.0	12.2
Interest	14.3	11.2
Legal and professional fees	8.6	9.1
Dividends payable to non-controlling shareholders	4.2	5.4
Current deferred income taxes	18.4	4.8
Other	51.0	58.0

Total accounts payable and accrued expenses	$1,224.1	$977.1

Other non-current liabilities:
Deferred income taxes	$113.7	$89.8
Cross currency swaps and derivatives	78.8	54.2
Product warranties	29.8	29.2
Product liability accrual	24.8	25.0
Deferred revenue	23.4	22.7
Environmental	8.2	10.1
Other	84.2	64.6

Total other non-current liabilities	$362.9	$295.6

(a)	Bad debt allowance:

	2010	2009	2008

Beginning balance	$(4.3)	$(5.7)	$(5.2)
Provision	(1.1)	0.1	(2.4)
Write-offs	2.5	1.4	1.6
Translation adjustment and other	(1.1)	(0.1)	0.3

Ending balance	$(4.0)	$(4.3)	$(5.7)

Interest costs capitalized during 2010 and 2009 were $11.2 million, respectively. As of December 31, 2010 and December 31, 2009, accounts payable of $28.9 million and $28.6 million, respectively, were related to property, plant and equipment purchases. As of December 31, 2010 and December 31, 2009, specific assets of $3.4 million and $3.7 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.

As a result of the impairment charges recorded in the third and fourth quarters of 2008, depreciation expense for the year ended December 31, 2010 and 2009 was reduced by approximately $9 million and $11 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The automotive industry experienced unprecedented declines in production in the fourth quarter of 2008 and projected continued declines for the full year of 2009. According to Accounting Standards Codification (“ASC”) 250, future depreciation expense should be revised due to a change in the estimated future benefits inherent in an asset, the pattern of consumption of those benefits, or the information available to the entity about those benefits. As a result of the 2008 and 2009 unprecedented declines in production activity, the Company determined that its usage pattern for certain assets had changed significantly and revised the useful lives of certain equipment starting in 2009. This adjustment was considered to be a change in an accounting estimate.

The impact to the Company in 2010 and 2009 were as follows (unaudited):

	2010
(millions of dollars)	Q1	Q2	Q3	Q4	Full Year

Operating income increase	$4.8	$4.7	$4.6	$4.7	$18.8
Net earnings increase attributable to BorgWarner Inc.	3.7	3.6	3.6	3.6	14.5
Earnings per share increase — Basic	$0.03	$0.03	$0.03	$0.03	$0.13
Earnings per share increase — Diluted	$0.03	$0.03	$0.03	$0.03	$0.11

	2009
(millions of dollars)	Q1	Q2	Q3	Q4	Full Year

Operating income increase	$4.6	$4.6	$4.6	$4.6	$18.4
Net earnings increase attributable to BorgWarner Inc.	3.5	3.5	3.5	3.5	14.0
Earnings per share increase — Basic	$0.03	$0.03	$0.03	$0.03	$0.12
Earnings per share increase — Diluted	$0.03	$0.03	$0.03	$0.03	$0.12

NSK-Warner

The Company has a 50% interest in NSK-Warner, a joint venture based in Japan that manufactures automatic transmission components. The Company’s share of the earnings or losses reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner has a fiscal year-end of March 31. The Company’s equity in the earnings of NSK-Warner consists of the 12 months ended November 30 so as to reflect earnings on as current a basis as is reasonably feasible. NSK-Warner is the joint venture partner with a 40% interest in the Drivetrain Group’s South Korean subsidiary, BorgWarner Transmission Systems Korea Inc. Dividends received from NSK-Warner were $35.5 million, $48.0 million and $40.8 million in calendar year 2010, 2009 and 2008, respectively.

Following are summarized financial data for NSK-Warner, translated using the ending or periodic rates as of and for the years ended November 30, 2010, 2009 and 2008 (unaudited):

(millions of dollars)	2010	2009

Balance sheets:
Cash and securities	$109.1	$83.0
Current assets	310.2	279.1
Non-current assets	174.9	182.6
Current liabilities	151.4	137.9
Non-current liabilities	41.9	45.0
Total equity	291.8	278.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008

Statements of operations:
Net sales	$634.7	$494.5	$637.9
Gross profit	131.9	89.2	140.0
Net income	68.3	35.8	67.6

There was no debt outstanding as of November 30, 2010 and 2009. Purchases from NSK-Warner for the years ended December 31, 2010, 2009 and 2008 were $14.6 million, $16.5 million and $25.4 million, respectively.

NOTE 6	GOODWILL AND OTHER INTANGIBLES

The Company annually reviews its goodwill for impairment in the fourth quarter of each year for all of its reporting units, or more often when events and circumstances warrant such a review.

The Company’s goodwill impairment review, under ASC Topic 350, requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of our goodwill impairment analysis is the Company’s annual budget and long-range plan (“LRP”). The annual budget and LRP include a five year projection of future cash flows based on actual new products and customer commitments. As part of the projection, we assumed the last year of the LRP data is a fair indication of the future performance, including fundamental industry growth for the business beyond the five year period into perpetuity. As the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. We also utilize market valuation models and other financial ratios, which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s December 31, 2010 goodwill impairment review are as follows:

•	Discount Rate: The Company used a 10% weighted average cost of capital (“WACC”) as the discount rate for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•	Operating Income Margin: The Company utilized historical and expected operating income margins, which varied based on the projections of each reporting unit being evaluated.

In addition to the above significant assumptions, the Company notes the following risk to volume assumptions that could have an impact on the discounted cash flow model:

•	Our industry is cyclical and our results of operations will be adversely affected by industry downturns.

•	We are dependent on market segments that use our key products and would be affected by decreasing demand in those segments.

•	We are subject to risks related to our international operations.

Using the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2010 indicated that goodwill was not impaired in any reporting unit tested.

The estimated fair value of one reporting unit tested within the Engine operating segment was 112% of its carrying value. Based on our sensitivity analysis, a 1% increase in the discount rate or a 1% decrease in the operating margin assumptions would result in the carrying value exceeding the estimated fair value, which would require further evaluation of the reporting unit’s goodwill. This reporting unit had approximately $165 million of goodwill at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2008 the Company recorded impairment charges totaling €111.5 ($156.8) million to adjust BERU’s goodwill to its estimated fair value. The impairment charge is attributable to a decrease in the operating unit’s estimated fair value based primarily upon the effect of the decline in European market conditions on current and projected operating results. The impairment charge was also impacted by the recognition of additional goodwill in the second quarter of 2008, which was based on the court determined buy out value of €71.32 per share related to the Domination and Profit Transfer Agreement. Any differences in future results compared to management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition.

See Note 18, “Recent Transactions”, for further discussion on the BERU Domination and Profit Transfer Agreement.

The changes in the carrying amount of goodwill for the year ended December 31, 2010 and 2009 are as follows:

	Engine	Drivetrain	Engine	Drivetrain
(millions of dollars)	2010		2009

Gross goodwill balance as of January 1	$1,297.8	$265.6	$1,289.6	$264.8
Accumulated impairment losses	(501.8)	(0.2)	(501.8)	(0.2)

Net goodwill balance as of January 1	$796.0	$265.4	$787.8	$264.6

Goodwill during the year:
Acquired	74.1	—		—
Divested	(1.4)	—	(1.1)	—
Translation adjustment	(18.6)	(2.0)	9.3	0.8

Balance as of December 31	$850.1	$263.4	$796.0	$265.4

The Company’s other intangible assets, primarily from acquisitions consist of the following:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(millions of dollars)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets
Patented technology	$47.0	$13.8	$33.2	$32.8	$11.6	$21.2
Unpatented technology	22.4	4.2	18.2	6.7	3.2	3.5
Customer relationships	127.3	57.5	69.8	119.1	46.2	72.9
Distribution network	50.8	50.8	—	54.4	43.6	10.8
Miscellaneous	14.7	11.9	2.8	14.7	11.9	2.8

Total amortized intangible assets	262.2	138.2	124.0	227.7	116.5	111.2
In-process R&D	13.1	—	13.1	13.1	—	13.1
Unamortized trade names	31.7	—	31.7	24.3	—	24.3

Total intangible assets	$307.0	$138.2	$168.8	$265.1	$116.5	$148.6

Amortization of other intangible assets was $28.4 million, $26.3 million and $27.1 million in 2010, 2009 and 2008, respectively. The amortization totals include non-recurring charges directly attributable to acquisitions, as described in Note 18, “Recent Transactions”. The estimated useful lives of the Company’s amortized intangible assets range from 3 to 15 years. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets. The estimated future annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization expense, primarily for acquired intangible assets, is as follows: $20.5 million in 2011, $20.5 million in 2012, $20.5 million in 2013, $15.2 million in 2014 and $10.0 million in 2015.

A roll-forward of the gross carrying amounts for the years ended December 31, 2010 and 2009 is presented below:

(millions of dollars)	2010	2009

Beginning balance	$265.1	$231.2
Acquisitions	55.0	27.7
Translation adjustment	(13.1)	6.2

Ending balance	$307.0	$265.1

A roll-forward of accumulated amortization for the years ended December 31, 2010 and 2009 is presented below:

(millions of dollars)	2010	2009

Beginning balance	$116.5	$82.8
Provisions	28.4	26.3
Non-recurring charges (write-offs)	—	4.6
Translation adjustment	(6.7)	2.8

Ending balance	$138.2	$116.5

On June 2, 2009, the Company announced the purchase of advanced gasoline ignition technology and related intellectual property from Florida-based Etatech, Inc. In connection with ASC amended Topic 805, Business Combinations, the Company capitalized $13.1 million of in-process R&D. The Company intends to commercialize a high-frequency ignition system based on Etatech technology in the next five years. Amortization of the $13.1 million of in-process R&D will coincide with the commercial application of the technology.

On April 10, 2010, the Company acquired 100% of Dytech ENSA S.L. (“Dytech”), headquartered in Vigo, Spain. In connection with this acquisition, the Company capitalized $15.6 million for customer relationships, $15.7 million for unpatented technology, $9.0 million for trade names and $0.3 million in other miscellaneous intangible assets. Customer relationships, unpatented technology and miscellaneous intangible assets will be amortized over 8, 15 and 3 year useful life, respectively. Trade names will not be amortized.

On May 1 2010, the Company completed the acquisition of BERU-Eichenauer GmbH by acquiring the shares of its former joint venture partner, Eichenauer Heizelemente GmbH & Co. KG. In connection with this acquisition, the Company capitalized $14.4 million in intangible assets related to adjusting the Company’s fifty percent investment to fair value under ASC Topic 805.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7	PRODUCT WARRANTY

The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2010 and 2009 were as follows:

(millions of dollars)	2010	2009

Beginning balance	$61.7	$82.1
Acquisition	3.0	—
Provisions	39.3	46.0
Payments	(35.5)	(68.3)
Translation adjustment	(1.7)	1.9

Ending balance	$66.8	$61.7

The product warranty liability is classified in the consolidated balance sheets as follows:

(millions of dollars)	2010	2009

Accounts payable and accrued expenses	$37.0	$32.5
Other non-current liabilities	29.8	29.2

Total product warranty liability	$66.8	$61.7

NOTE 8	NOTES PAYABLE AND LONG-TERM DEBT

Following is a summary of notes payable and long-term debt, including the current portion. The weighted average interest rate on all borrowings outstanding as of December 31, 2010 and 2009 was 6.4% and 6.9%, respectively.

As of December 31, 2010 and 2009 the Company had notes payable and long-term debt outstanding as follows:

(millions of dollars)	2010	2009

Short-term debt
Short-term borrowings	$42.4	$64.0
Receivables securitization(a)	80.0	—

Total short-term debt	$122.4	$64.0

Long-term debt
3.5% Convertible notes due 4/15/12	$348.5	$330.2
5.75% Senior notes due 11/01/16 ($150 million par value)(b)	149.4	149.3
8.00% Senior notes due 10/01/19 ($134 million par value)(b)	133.9	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	247.5	—
7.125% Senior notes due 02/15/29 ($121 million par value)	119.3	119.3
Term loan facilities & other	31.6	14.2
Impact of derivates on debt(b)	27.8	31.4

Total long-term debt	$1,058.0	$778.3
Less: current portion	6.1	5.1

Long-term debt, net of current portion	$1,051.9	$773.2

(a)	On January 1, 2010, the Company adopted ASC Topic 860. The impact of this adoption is an increase in receivables, net of $80 million and an increase in notes payable and other short-term debt of $80 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s December 31, 2010 Consolidated Balance Sheet. See Note 1 in the Consolidated Financial Statements for more information regarding the Company’s first quarter 2010 adoption of ASC Topic 860.

(b)	In 2006, the Company entered into several interest rate swaps that had the effect of converting $325.0 million of fixed rate notes to variable rates. In the first quarter of 2009, $100 million in interest rate swaps related to the Company’s 2009 fixed rate debt matured, and the Company terminated $150 million in interest rate swap agreements related to the Company’s 2016 fixed rate debt and $75 million of interest rate swap agreements related to the Company’s 2019 fixed rate debt. As a result of the first quarter 2009 swap terminations, a $34.5 million gain remained in debt and is being amortized over the remaining lives of the respective 2016 and 2019 debt. As of December 31, 2010 and 2009, the unamortized portion was $27.8 million and $31.4 million, respectively.

Annual principal payments required as of December 31, 2010 are as follows (in millions of dollars):

2011	$128.5
2012	384.1
2013	5.0
2014	0.2
2015	10.0
After 2015	682.4

Total Payments	$1,210.2
Less: Convertible Note Accretion	(25.3)
Less: Unamortized Discounts	(4.5)

Total	$1,180.4

The Company’s long-term debt includes various financial covenants, none of which are expected to restrict future operations.

On March 31, 2010, the Company replaced its $250 million multi-currency revolving credit facility with a new $550 million multi-currency revolving credit facility, which includes a feature that allows the Company to increase its borrowings to $600 million. The new facility provides for borrowings through March 31, 2013, and is guaranteed by the Company’s domestic subsidiaries. The Company has three key financial covenants as part of the credit agreement. These covenants are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at December 31, 2010 and expects to remain compliant in future periods. At December 31, 2010 and December 31, 2009 there were no outstanding borrowings under these facilities.

On September 16, 2010, the Company issued $250 million in 4.625% senior notes due 2020. Interest is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2011. The senior notes were issued under the Company’s $750 million universal shelf registration filed with the Securities and Exchange Commission, leaving approximately $126 million available as of December 31, 2010.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under ASC Topic 470, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, the Company must account for the convertible senior notes by bifurcating the instruments between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. The Company’s December 31, 2010 Consolidated Balance Sheet includes debt of $348.5 million and capital in excess of par of $36.5 million. Additionally, ASC Topic 470 requires the Company to accrete the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Consolidated Statement of Operations for the year ended December 31, 2010 and 2009 was as follows:

(millions of dollars)	2010	2009

Interest expense	$31.3	$22.2
Non-cash portion	$18.3	$12.7

The notes will pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.

Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. Since the Company’s stock price was above the convertible senior notes conversion price of $32.82 as of December 31, 2010, the if-converted value was approximately $450.2 million and $4.6 million higher than the face value of the convertible senior notes at December 31, 2010 and December 31, 2009, respectively. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of our common stock or a combination thereof at our election. The convertible senior notes were issued under the Company’s $750 million universal shelf registration filed with the Securities and Exchange Commission (“SEC”).

As of December 31, 2010 and 2009, the estimated fair values of the Company’s senior unsecured notes totaled $1,482.3 million and $776.0 million, respectively. The estimated fair values were $483.7 million higher and $43.3 million higher at December 31, 2010 and 2009, respectively than their carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit at December 31, 2010 and 2009 of $26.5 million and $15.2 million, respectively. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical	Inputs	Inputs	Valuation
(millions of dollars)	2010	(Level 1)	(Level 2)	(Level 3)	Technique

Assets:
Foreign exchange contracts	$2.7	$—	$2.7	$—	A

	$2.7	$—	$2.7	$—

Liabilities:
Foreign exchange contracts	$6.4	$—	$6.4	$—	A
Net investment hedge contracts	75.7	—	75.7	—	A

	$82.1	$—	$82.1	$—

The following table classifies the assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical	Inputs	Inputs	Valuation
(millions of dollars)	2009	(Level 1)	(Level 2)	(Level 3)	Technique

Assets:
Engine segment fixed assets	$—	$—	$—	$—	B
Commodity contracts	8.4	—	8.4	—	A
Foreign exchange contracts	3.8	—	3.8	—	A

	$12.2	$—	$12.2	$—

Liabilities:
Commodity contracts	$0.1	$—	$0.1	$—	A
Foreign exchange contracts	17.5	—	17.5	—	A
Net investment hedge contracts	51.2	—	51.2	—	A

	$68.8	$—	$68.8	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the fair value of the Company’s net fixed assets impaired in the second quarter of 2009 was as follows:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(millions of dollars)	(Level 3)

Net book value prior to impairment	$22.3
Fixed asset impairment charge	(22.3)

Net book value after impairment charge	$—

Refer to Note 17, “Restructuring” of the Notes to the Consolidated Financial Statements for further discussion of this impairment charge.

Refer to Note 1, “Summary of Significant Accounting Policies” and Note 10, “Financial Instruments”, for more detail surrounding the Company’s valuation methodology, inputs used, and fair value adjustment recorded.

The following tables classify the Company’s defined benefit plan assets measured at fair value on a recurring and non-recurring basis as of December 31, 2010:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical	Inputs	Inputs	Valuation
(millions of dollars)	2010	(Level 1)	(Level 2)	(Level 3)	Technique

U.S. Plans:
Fixed income securities	$113.7	$—	$113.7	$—	A
Equity securities	140.5	48.5	92.0	—	A
Cash, real estate and other	33.0	—	33.0	—	A

	$287.2	$48.5	$238.7	$—

Non-U.S. Plans:
Fixed income securities	$59.6	$—	$59.6	$—	A
Equity securities	88.4	—	88.4	—	A
Cash, real estate and other	6.6	—	6.6	—	A

	$154.6	$—	$154.6	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables classify the Company’s defined benefit plan assets measured at fair value on a recurring and non-recurring basis as of December 31, 2009:

		Basis of Fair Value Measurements
		Quoted
		Prices in	Significant
		Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical	Inputs	Inputs	Valuation
(millions of dollars)	2009	(Level 1)	(Level 2)	(Level 3)	Technique

U.S. Plans:
Fixed income securities	$122.0	$—	$122.0	$—	A
Equity securities	124.3	43.3	81.0	—	A
Cash, real estate and other	22.8	—	22.8	—	A

	$269.1	$43.3	$225.8	$—

Non-U.S. Plans:
Fixed income securities	$42.1	$—	$42.1	$—	A
Equity securities	72.7	—	72.7	—	A
Cash, real estate and other	29.2	—	29.2	—	A

	$144.0	$—	$144.0	$—

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

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity forward contracts, and foreign currency forward contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At December 31, 2010 and 2009 the Company had no derivative contracts that contained credit risk related contingent features.

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

At December 31, 2010 and 2009 the following cross-currency swaps were outstanding:

	Cross-Currency Swaps
	Notional	Notional
(millions of dollars)	in USD	in Local Currency	Duration

Floating $ to Floating €	$75.0	€58.5	Oct - 19
Floating $ to Floating ¥	$150.0	¥ 17,581.5	Nov - 16

The Company uses certain commodity derivative instruments to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 and 2009 the following commodity derivative contracts were outstanding:

	Commodity Hedges
	Volume
	Hedged	Volume
	December 31,	Hedged	Units of
Commodity	2010	December 31, 2009	Measure	Duration

Nickel	—	780	Metric Tons	Dec - 10
Copper	—	759	Metric Tons	Dec - 10
Aluminum	—	330	Metric Tons	Dec - 10
Natural Gas	258,900	392,396	MMBtu	Dec - 11

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

At December 31, 2010 and 2009 the following foreign exchange derivative contracts were outstanding:

Currency Hedges (millions)
		Notional in	Notional in
Functional	Traded	Traded Currency	Traded Currency
Currency	Currency	December 31, 2010	December 31, 2009	Duration

British Pound	Euro	107.3	84.3	Dec - 13
Euro	Hungarian Forint	—	2,562.6	Dec - 10
Euro	British Pound	—	10.5	Jan - 10
Euro	US Dollar	20.2	0.4	Dec - 11
Euro	Japanese Yen	—	16.7	Mar - 10
Indian Rupee	US Dollar	1.9	7.4	Dec - 11
Korean Won	Euro	45.7	62.3	Dec - 12
Mexican Peso	Euro	13.5	—	Mar - 11
US Dollar	Indian Rupee	141.5	372.9	Dec - 11
US Dollar	Euro	1.7	—	Mar - 11

In 2006, the Company entered into a series of interest rate swaps designated as fair value hedges of a portion of its senior notes. In the first quarter of 2009 the company terminated interest rate swaps designated as fair value hedges of debt. Therefore, the basis adjustments of $34.5 million present at the termination of the hedging relationship are being amortized over the remaining life of the respective debt maturing in 2016 and 2019. The $30.0 million cash received related to the termination of these interest rate swaps is included in the Financing section of the Statement of Cash Flows. The Company recognized $5.7 million in interest expense in the first quarter of 2009 as a result of the early termination. As of December 31, 2010 and 2009, there were no outstanding fixed to floating interest rate swap agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 and 2009 the following amounts were recorded in the Company’s balance sheet as being payable to or receivable from counterparties. The fair value of foreign exchange and commodity forward option contracts are based on Level 2 inputs under ASC Topic 820, as observed on recognized exchanges.

(millions of dollars)
Derivatives designated as	Assets			Liabilities
hedging instruments		December 31,	December 31,		December 31,	December 31,
under Topic 815	Location	2010	2009	Location	2010	2009

Foreign Exchange Contracts	Prepayments and Other Current Assets	$2.7	$3.6	Accounts Payable and Accrued Expenses	$3.3	$14.5

	Other Non-Current Assets	—	0.2	Other Non-Current Liabilities	3.1	3.0

Commodity Contracts	Prepayments and Other Current Assets	—	8.4	Accounts Payable and Accrued Expenses	—	0.1

Net Investment Hedges	Other Non-Current Assets	—	—	Other Non-Current Liabilities	75.7	51.2

Effectiveness for cash flow, fair value and net investment hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. To the extent that derivative instruments are deemed to be effective as defined by ASC Topic 815, gains and losses arising from these contracts are deferred in other comprehensive income or loss (OCI). Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized.

The table below shows deferred gains and losses at the end of the period reported in OCI and amounts expected to be reclassified to income or loss within the next twelve months. The OCI gain or loss expected to be reclassified to income or loss in one year or less assumes no change in the current relationship of the hedged item at December 31, 2010 market rates.

			Gain (Loss) Expected to
(millions of dollars)	Balance in OCI at		be Reclassified to Income
Contract Type	December 31, 2010	December 31, 2009	in One Year or Less

Foreign Exchange	$(3.7)	$(11.4)	$(0.6)
Commodity	1.6	7.3	1.6
Net Investment Hedges	(69.3)	(47.2)	—

Total	$(71.4)	$(51.3)	$1.0

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

Derivatives Designated as Net Investment Hedges under Topic 815

		Gain (Loss) Reclassified			Gain (Loss)
		from OCI to Income			Recognized in Income
		(Effective Portion)			(Ineffective Portion)
(millions of dollars)		Year Ended			Year Ended
Contract Type	Location	December 31, 2010	December 31, 2009	Location	December 31, 2010	December 31, 2009

Cross-Currency Swap	Interest Expense	$—	$—	Interest Expense	$(2.5)	$1.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Designated as Cash Flow Hedging Instruments under Topic 815

		Gain (Loss) Reclassified			Gain (Loss)
		from OCI to Income			Recognized in Income
		(Effective Portion)			(Ineffective Portion)
		Year Ended			Year Ended
(millions of dollars)		December 31,	December 31,		December 31,	December 31,
Contract Type	Location	2010	2009	Location	2010	2009

Foreign Exchange	Sales	$(0.2)	$(14.4)	SG&A Expense	$0.9	$(4.5)
Foreign Exchange	Cost of Goods Sold	(1.2)	5.2	SG&A Expense	—	0.6
Foreign Exchange	SG&A Expense	(0.6)	(0.7)	SG&A Expense	—	—
Commodity	Cost of Goods Sold	8.2	(7.2)	Cost of Goods Sold	(0.2)	0.3

At December 31, 2010 derivative instruments that are designated as fair value hedging instruments as defined by ASC Topic 815 were immaterial.

NOTE 11	RETIREMENT BENEFIT PLANS

The Company sponsors various defined contribution savings plans primarily in the U.S. that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans was $19.2 million, $16.6 million and $22.1 million in 2010, 2009 and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The combined pre-tax impact of these actions was a net gain of $27.9 million, comprised of a $41.9 million curtailment gain and $14.0 million settlement loss in the first quarter of 2009.

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

In June 2009, the Company announced its plan to freeze its defined benefit plan at its Bradford plant in the United Kingdom in consultation with affected employees and their representatives. The effect of this change was that participants in the Bradford defined benefit plan ceased to accrue defined benefits after October 31, 2009. Future pension benefits will be earned within an existing defined contribution plan going forward. The financial impact of this change was a $3.7 million reduction to retirement-related liabilities, a $3.5 million increase in accumulated other comprehensive income and $0.2 million in income recognition in the second quarter of 2009.

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

millions of dollars	2010	2009	2008

Defined contribution expense	$19.2	$16.6	$22.1
Defined benefit pension expense	19.8	33.1	19.2
Other post employment benefit expense	17.5	(48.4)	1.3

Total	$56.5	$1.3	$42.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a rollforward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets.

	Pension Benefits				Other Post
	2010		2009		Employment Benefits
millions of dollars	US	Non-US	US	Non-US	2010	2009

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$316.5	$326.5	$317.9	$280.4	$278.5	$328.5
Service cost	—	7.4	0.3	9.9	0.8	0.8
Interest cost	17.5	17.6	20.7	16.5	14.5	18.6
Plan participants’ contributions	—	0.6	—	0.1	—	—
Plan amendments	—	1.2	(13.5)	—	—	(22.2)
Curtailment/settlement gain	—	—	—	(4.3)	—	(30.9)
Actuarial (gain) loss	19.2	(0.4)	24.9	19.2	(7.2)	11.7
Currency translation	—	(12.2)	—	17.2	—	—
Other	1.1	—	—	3.4	—	—
Benefits paid	(28.1)	(14.7)	(33.8)	(15.9)	(24.7)	(28.0)

Projected benefit obligation at end of year	$326.2	$326.0	$316.5	$326.5	$261.9	$278.5

Change in plan assets:
Fair value of plan assets at beginning of year	$269.1	$144.0	$230.8	$114.0
Actual return on plan assets	35.6	14.2	49.1	18.0
Employer contribution	10.6	14.5	23.0	16.3
Plan participants’ contribution	—	0.5	—	0.1
Currency translation	—	(3.9)	—	11.6
Other	—	—	—	(0.1)
Benefits paid	(28.1)	(14.7)	(33.8)	(15.9)

Fair value of plan assets at end of year	$287.2	$154.6	$269.1	$144.0

Funded status	$(39.0)	$(171.4)	$(47.4)	$(182.5)	$(261.9)	$(278.5)

Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$0.5	$—	$0.1	$—	$—
Current liabilities	(0.1)	(8.1)	—	(6.2)	(26.5)	(28.6)
Non-current liabilities	(38.9)	(163.8)	(47.4)	(176.4)	(235.4)	(249.9)

Net amount recognized	$(39.0)	$(171.4)	$(47.4)	$(182.5)	$(261.9)	$(278.5)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$145.7	$37.4	$147.9	$44.2	$120.0	$136.3
Net prior service cost (credit)	(12.1)	1.4	(12.8)	0.2	(59.5)	(66.4)

Net amount recognized*	$133.6	$38.8	$135.1	$44.4	$60.5	$69.9

Total accumulated benefit obligation for all plans	$326.2	$316.8	$316.5	$317.1

*	Accumulated other comprehensive loss (“OCI”) shown above does not include our equity investee, NSK-Warner. NSK-Warner had an OCI loss of $6.1 million in 2010 and $9.4 million in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of pension plans included above with accumulated benefit obligations in excess of plan assets at December 31 is as follows:

(millions of dollars)	2010	2009

Accumulated benefit obligation	$(634.9)	$(630.5)
Plan assets	432.2	409.1

Deficiency	$(202.7)	$(221.4)

Pension deficiency by country:
United States	$(39.0)	$(47.4)
United Kingdom	(7.5)	(19.1)
Germany	(128.0)	(131.1)
Other	(28.2)	(23.8)

Total pension deficiency	$(202.7)	$(221.4)

The weighted average asset allocations of the Company’s funded pension plans at December 31, 2010 and 2009, and target allocations by asset category are as follows:

			Target
	2010	2009	Allocation

U.S. Plans:
Cash, real estate and other	11%	9%	5-15%
Fixed income securities	40%	45%	35-55%
Equity securities	49%	46%	35-55%

	100%	100%

Non-U.S. Plans:
Cash, real estate and other	9%	10%	7-11%
Fixed income securities	36%	31%	31-37%
Equity securities	55%	59%	54-60%

	100%	100%

The Company’s investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. Within each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained within each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2010 and 2009. A portion of pension assets are invested in common and comingled trusts.

The Company expects to contribute a total of $30 million to $40 million into its defined benefit pension plans during 2011, including $15 million related to the Company’s settlement agreement with the PBGC discussed above. $23.2 million of the $30 million to $40 million in 2011 contributions are contractually obligated, while the remaining payments are discretionary.

Refer to Note 9, “Fair Value Measurements”, for more detail surrounding the fair value of each major category of plan assets as well as the inputs and valuation techniques used to develop the fair value measurements of the plan’s assets at December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See the table below for a breakout between U.S. and non-U.S. pension plans:

	Pension Benefits						Other Post
(millions of dollars)	2010		2009		2008		Employment Benefits
For the Year Ended December 31,	US	Non-US	US	Non-US	US	Non-US	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$—	$7.4	$0.3	$9.9	$2.0	$10.4	$0.8	$0.8	$2.2
Interest cost	17.5	17.6	20.7	16.5	20.9	17.3	14.5	18.6	22.7
Expected return on plan assets	(19.7)	(9.7)	(16.2)	(9.6)	(28.2)	(13.1)	—	—	—
Settlements, curtailments and other	—	—	3.3	0.6	7.5	—	—	(61.9)*	(8.7)
Amortization of unrecognized prior service benefit	(0.7)	—	(0.5)	—	—	—	(6.9)	(13.2)	(25.0)
Amortization of unrecognized loss	6.6	0.8	7.3	0.8	2.3	0.1	9.1	7.3	10.1

Net periodic benefit cost (benefit)	$3.7	$16.1	$14.9	$18.2	$4.5	$14.7	$17.5	$(48.4)	$1.3

*	Note: In the year ended December 31, 2009, the other post employment benefits settlement/curtailment of $61.9 million, in the table above, was offset by a $34.0 million cost to settle, resulting in a net pre-tax gain of $27.9 million. Excluding the $61.9 million settlement/curtailment gain, the Company’s 2009 other post employment benefit expense was $13.5 million.

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $7.2 million. The estimated net loss and prior service credit for the other post employment plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $8.0 million and $(6.9) million, respectively.

The Company’s weighted-average assumptions used to determine the benefit obligations for its defined benefit pension and other post employment plans as of December 31, 2010 and 2009 were as follows:

percent	2010	2009

U.S. pension plans:
Discount rate	5.17	5.75
Rate of compensation increase	3.50	3.50
U.S. other post employment plans:
Discount rate	4.75	5.50
Rate of compensation increase	N/A	N/A
Non-U.S. pension plans:
Discount rate	5.37	5.43
Rate of compensation increase	2.80	2.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted-average assumptions used to determine the net periodic benefit cost (benefit) for its defined benefit pension and other post employment benefit plans for the three years ended December 31, 2010 were as follows:

percent	2010	2009	2008

U.S. pension plans
Discount rate	5.75	7.09	6.50
Rate of compensation increase	3.50	3.50	3.50
Expected return on plan assets	7.50	7.50	8.75
U.S. other post employment plans
Discount rate	5.50	7.00	6.50
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A
Non-U.S. pension plans
Discount rate	5.47	5.72	5.42
Rate of compensation increase	2.75	2.77	3.10
Expected return on plan assets	7.12	7.10	7.05

The Company’s approach to establishing the discount rate is based upon the market yields of high-quality corporate bonds, with appropriate consideration of each plan’s defined benefit payment terms and duration of the liabilities. The discount rate assumption is typically rounded up or down to the nearest 25 basis points for each plan.

The Company determines its expected return on plan asset assumptions by evaluating estimates of future market returns and the plans’ asset allocation. The Company also considers the impact of active management of the plans’ invested assets. The Company’s expected return on assets assumption reflects the asset allocation of each plan. The Company’s assumed long-term rate of return on assets for its U.S. pension plans was 7.50% for 2010 and 2009 and 8.75% for 2008. The Company’s assumed long-term rate of return on assets for its U.K. pension plan was 7.50% for 2010 and 2009 and 7.25% for 2008.

The estimated future benefit payments for the pension and other post employment benefits are as follows:

	Pension Benefits		Other Post Employment Benefits
			W/o Medicare	With Medicare
millions of dollars			Part D	Part D
Year	U.S.	Non-U.S.	Reimbursements	Reimbursements

2011	$27.1	$15.4	$28.0	$27.1
2012	26.5	14.3	27.4	26.6
2013	26.2	15.3	26.4	25.5
2014	25.2	16.9	25.5	24.7
2015	24.4	17.1	24.6	23.8
2016-2020	114.1	96.5	109.7	106.4

The weighted-average rate of increase in the per capita cost of covered health care benefits is projected to be 7.40% in 2011 for pre-65 and post-65 participants, decreasing to 5% by the year 2019. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage Point
millions of dollars	Increase	Decrease

Effect on other post employment benefit obligation	$18.0	$(16.0)
Effect on total service and interest cost components	$0.9	$(0.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12	STOCK INCENTIVE PLANS

Under the Company’s 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2009 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), the number of shares authorized for grant was 12,500,000, of which approximately 2,200,000 shares are available for future issuance. As of December 31, 2010, there were a total of 3,253,181 outstanding options under the 1993 and 2004 Stock Incentive Plans.

Stock Options Stock option compensation expense reduced earnings before income taxes and noncontrolling interest and net earnings for the years ended December 31, 2010, 2009 and 2008 by:

	Year Ended
	December 31,
(millions), except per share data	2010	2009	2008

Earnings before income taxes and noncontrolling interest	$0.1	$6.6	$12.2
Net earnings	$—	$5.1	$9.1
Per share — basic	$—	$0.04	$0.08
Per share — diluted	$—	$0.04	$0.08

A summary of the plans’ shares under option at December 31, 2010, 2009 and 2008 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(thousands)	Price	Life (in years)	(In millions)

Outstanding at January 1, 2008	6,331	$27.75	7.7	$130.8
Exercised	(366)	23.82		$8.3
Forfeited	(167)	32.58

Outstanding at December 31, 2008	5,798	$27.86	6.7	$6.0

Exercised	(381)	$23.89		$3.4
Forfeited	(240)	$32.16

Outstanding at December 31, 2009	5,177	$27.98	5.8	$29.7

Exercised	(1,888)	$26.73		$50.3
Forfeited	(36)	$33.95

Outstanding at December 31, 2010	3,253	$28.64	4.9	$142.2

Options exercisable at December 31, 2010	3,253	$28.64	4.9	$142.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding
		Weighted-Average		Options Exercisable
	Number	Remaining		Number
	Outstanding	Contractual	Weighted-Average	Exercisable	Weighted-Average
Range of Exercise Prices	(Thousands)	Life (Years)	Exercise Price	(Thousands)	Exercise Price

$12.07 - 16.52	319	0.2	$14.27	319	$14.27
$22.15 - 34.95	2,934	4.7	$30.21	2,934	$30.21

	3,253	4.9	$28.64	3,253	$28.64

Proceeds from stock option exercises for 2010, 2009 and 2008 were as follows:

	Year Ended
	December 31,
(millions of dollars)	2010	2009	2008

Proceeds from stock options — gross	$55.4	$9.4	$14.1
Tax benefit (loss)	11.7	(0.7)	3.0

Proceeds from stock options — net	$67.1	$8.7	$17.1

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

Restricted stock compensation expense reduced earnings before income taxes and noncontrolling interest and net earnings for the years ended December 31, 2010, 2009 and 2008 by:

	Year Ended
	December 31,
(millions), except per share data	2010	2009	2008

Earnings before income taxes and noncontrolling interest	$18.9	$14.8	$9.6
Net earnings	$14.7	$11.4	$7.2
Per share — basic	$0.13	$0.10	$0.06
Per share — diluted	$0.11	$0.10	$0.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors at December 31, 2010, 2009 and 2008 follows:

	Shares
	Subject to	Weighted
	Restriction	Average
	(Thousands)	Price

Nonvested at January 1, 2008	280.9	$42.90
Granted	412.4	46.43
Vested	(14.6)	30.14
Forfeited	(17.2)	46.41

Nonvested at December 31, 2008	661.5	$45.29
Granted	1,044.0	20.61
Vested	(23.5)	51.03
Forfeited	(134.9)	29.79

Nonvested at December 31, 2009	1,547.1	$29.90
Granted	603.0	36.16
Vested	(188.4)	44.80
Forfeited	(91.1)	27.10

Nonvested at December 31, 2010	1,870.6	$30.55

Performance Share Plans The 2004 Stock Incentive Plan provides for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company’s performance in terms of total shareholder return relative to a peer group of automotive companies. Awards earned are generally payable 40% in cash and 60% in the Company’s common stock.

The Company recognizes compensation expense for the 40% cash component and 60% stock component ratably over the performance period. Compensation expense for the 60% stock component is based on the performance shares fair value at the date of grant. This fair value is calculated using a lattice model (Monte Carlo simulation). The compensation expense for the 40% cash component is based on quarterly marking to market the cash liability. The amounts expensed under the plan and the share issuances for the three-year measurement periods ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Expense (millions of dollars)	$23.9	$10.7	$4.3
Number of shares*	104,205	269,896	287,816

*	Shares are issued in February of the following year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13	OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, in the Consolidated Balance Sheets are as follows:

(millions of dollars)	2010	2009

Foreign currency translation adjustments	$147.1	$210.6
Market value of hedge instruments	(44.8)	(31.2)
Defined benefit post employment plans	(158.1)	(165.9)
Unrealized gain on available-for-sale securities	1.2	—
Comprehensive loss attributable to the noncontrolling interest	0.9	1.0

Accumulated other comprehensive income (loss)	$(53.7)	$14.5

The amounts presented as changes in accumulated other comprehensive income (loss), net of related taxes, are added to (deducted from) net earnings (loss) resulting in comprehensive income (loss). The following table summarizes the components of comprehensive income (loss) on an after-tax basis for the year ended December 31, 2010, 2009 and 2008.

(millions of dollars)	2010	2009	2008

Foreign currency translation adjustments	$(63.5)	$54.8	$(88.6)
Market value change of hedge instruments	(20.5)	63.3	(56.8)
Income taxes	6.9	(18.2)	19.3

Net foreign currency translation and hedge instruments adjustment	(77.1)	99.9	(126.1)
Unrealized gain (loss) on available-for-sale securities	1.2	—	(1.4)
Defined benefit post employment plans	23.9	(13.1)	(104.5)
Income taxes	(16.1)	9.7	29.8

Net defined benefit post employment plans	7.8	(3.4)	(74.7)

Change in accumulated other comprehensive income (loss)	(68.1)	96.5	(202.2)
Net earnings (loss) attributable to BorgWarner Inc.	377.4	27.0	(35.6)

Comprehensive income (loss)	309.3	123.5	(237.8)
Comprehensive income (loss) attributable to noncontrolling interest*	(0.1)	3.9	(10.8)

Comprehensive income (loss) attributable to BorgWarner Inc.	$309.2	$127.4	$(248.6)

*	Refer to Note 1, “Summary of Significant Accounting Policies” for implementation of ASC Topic 810.

NOTE 14	CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

In January 2006, DTP, a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court’s affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act (ERISA) by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the then-current collective bargaining agreements. On September 10, 2008, the Court found that DTP’s reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which did not expire until April 24, 2009. Thus, the amendments were untimely. In 2008 the Company recorded a charge of $4.0 million as a result of the Court’s decision.

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court’s affirmation that DTP will not violate the Labor — Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009 the action pending in Indiana was dismissed, while the action in Michigan is continuing and in the discovery phase. The Company is vigorously defending against the suit. This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot estimate the amount or the range of potential loss, if any.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance at December 31, 2010 of $28.0 million. The Company has accrued amounts that do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2007 and 2008, four additional lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs, alleging personal injury relating to the alleged environmental contamination. One of the lawsuits, involving a single plaintiff, was dismissed by the trial court in April 2010 and the plaintiff’s appeal of that decision was dismissed by the appellate court in August 2010. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs in the other three lawsuits and those of approximately 2,700 unfiled claimants represented by those plaintiffs’ attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay up to $28 million in settlement funds, which was expensed in the second quarter of 2010. In November 2010 the Company paid $13.9 million related to this settlement. The remaining payment of approximately $14 million is expected to be paid in February 2011.

Conditional Asset Retirement Obligations

In March 2005, ASC Topic 410, Accounting for Conditional Asset Retirement Obligations, which requires the Company to recognize legal obligations to perform asset retirements in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Certain government regulations require the removal and disposal of asbestos from an existing facility at the time the facility undergoes major renovations or is demolished. The liability exists because the facility will not last forever, but it is conditional on future renovations (even if there are no immediate plans to remove the materials, which pose no health or safety hazard in their current condition). Similarly, government regulations require the removal or closure of underground storage tanks and above ground storage tanks when their use ceases, the disposal of polychlorinated biphenyl transformers and capacitors when their use ceases, and the disposal of used furnace bricks and liners, and lead-based paint in conjunction with facility renovations or demolition. The Company currently has 45 manufacturing locations that have been identified as containing these items. The fair value to remove and dispose of this material has been estimated and recorded at $1.2 million as of December 31, 2010 and $1.3 million at December 31, 2009.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company’s involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2010 and December 31, 2009 the Company had approximately 17,000 and 23,000 pending asbestos-related product liability claims, respectively. Of the 17,000 outstanding claims at December 31, 2010, approximately 8,000 were pending in just three jurisdictions, where significant tort and judicial reform activities are underway.

The Company’s policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2010, of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 7,700 claims resolved, 245 (3.2%) resulted in any payment being made to a claimant by or on behalf of the Company. In the full year of 2009, of the approximately 5,300 claims resolved, only 223 (4.2%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. This led the Company to access the next available layer of insurance coverage. Since June 2004, secondary layer insurers have been responsible for asbestos-related litigation defense and settlement expenses pursuant to a funding arrangement.

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

To date, the Company has paid and accrued $153.1 million in defense and indemnity in advance of insurers’ reimbursement, which includes the $40.7 million referred to below, and has received $32.5 million in cash from insurers. The net outstanding balance of $120.6 million is expected to be fully recovered, of which approximately $43 million is expected to be recovered within one year. Timing of the recovery is dependent on final resolution of the declaratory judgment action referred to above. At December 31, 2009, insurers owed $58.6 million in association with these claims.

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

In addition to the $120.6 million net outstanding balance relating to past settlements and defense costs, the Company has estimated a liability of $50.6 million for claims asserted, but not yet resolved and their related defense costs at December 31, 2010. The Company also has a related asset of $50.6 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company’s experience, its insurance contracts and decisions received to date in the declaratory

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment action referred to below. At December 31, 2009, the comparable value of the insurance asset and accrued liability was $49.9 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	2010	2009

Assets:
Prepayments and other current assets	$25.8	$24.9
Other non-current assets	24.8	25.0

Total insurance assets	$50.6	$49.9

Liabilities:
Accounts payable and accrued expenses	$25.8	$24.9
Other non-current liabilities	24.8	25.0

Total accrued liability	$50.6	$49.9

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

Certain assets are leased under long-term operating leases. These include rent for the corporate headquarters and one airplane. Most leases contain renewal options for various periods. Leases generally require the Company to pay for insurance, taxes and maintenance of the leased property. The Company leases other equipment such as vehicles and certain office equipment under short-term leases. Total rent expense was $25.6 million in 2010, $28.5 million in 2009, and $31.5 million in 2008. The Company does not have any material capital leases.

On September 30, 2010 the Company paid $6.0 million for certain machinery and equipment it had previously leased. The Company’s $6.0 million payment has been recorded as a capital expenditure in the investing activity section of the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2010.

Future minimum operating lease payments at December 31, 2010 were as follows:

(millions of dollars)
2011	$9.3
2012	7.6
2013	6.7
2014	5.9
2015	5.5
After 2015	8.0

Total minimum lease payments	$43.0

NOTE 16	EARNINGS (LOSS) PER SHARE

The Company presents both basic and diluted earnings per share of common stock (“EPS”) amounts. Basic EPS is calculated by dividing net earnings (loss) attributable to BorgWarner Inc. by the weighted average shares of common stock outstanding during the reporting period. Diluted EPS is calculated by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividing net earnings (loss) attributable to BorgWarner Inc. by the weighted average shares of common stock and common equivalent stock outstanding during the reporting period. The dilutive impact of stock based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market pricing during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall tax benefits that would be credited to capital in excess of par value when the award generates a tax deduction. If there would be a shortfall resulting in a charge to capital in excess of par value, such an amount would be a reduction in proceeds.

Options are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options because it is unlikely they would be exercised if the exercise price were higher than the market price.

For the year ended December 31, 2008, the impact of the approximately 1.578 million options and restricted stock in the table below were excluded from the calculation of fully diluted earnings as this would have reduced the Company’s loss per share. For the year-ended December 31, 2009, there were approximately 2.711 million options where the exercise price exceeded the market price. For the year-ended December 31, 2010, the market price exceeded the exercise price for all outstanding options.

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

Separately and concurrently with the issuance of the Company’s 3.50% convertible notes, the Company entered into a bond hedge overlay, including warrants and options. If the Company’s weighted-average share price exceeds $38.61 per share for any period presented, the warrants will be dilutive to the Company’s earnings. If the Company’s weighted average share price exceeds $32.82 for any period presented the offsetting bond hedge will be anti-dilutive.

For the year ended December 31, 2009, the 11.389 million share impact of the Company’s convertible bond was not included in the calculation of fully diluted earnings because using the if-converted method would increase earnings per share. At December 31, 2009, the common stock share price was less than the warrant exercise price of $38.62. Therefore, no value was assigned as anti-dilutive in the table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings (loss) per share of common stock

(millions of dollars, except per share amounts)	2010	2009	2008*

Basic earnings (loss) per share:
Net earnings (loss) attributable to BorgWarner Inc.	$377.4	$27.0	$(35.6)

Weighted average shares of common stock outstanding	114.155	116.522	116.007

Basic earnings (loss) per share of common stock	$3.31	$0.23	$(0.31)

Diluted earnings (loss) per share:
Net earnings (loss) attributable to BorgWarner Inc.	$377.4	$27.0	$(35.6)
Adjustment for net interest expense on convertible notes	20.4	—	—

Diluted net earnings (loss) attributable to BorgWarner Inc.	$397.8	$27.0	$(35.6)

Weighted average shares of common stock outstanding	114.155	116.522	116.007
Effect of 3.50% convertible notes	11.389	—	—
Effect of warrant	1.464	—	—
Effect of stock-based compensation	2.567	0.417	—

Total dilutive effect on weighted average shares of common stock outstanding	15.420	0.417	—

Weighted average shares of common stock outstanding including dilutive shares	129.575	116.939	116.007

Diluted earnings (loss) per share of common stock	$3.07	$0.23	$(0.31)

Total anti-dilutive shares
3.50% convertible notes	—	11.389	—
Bond hedge	2.836	0.034	—
Stock-based compensation	—	2.711	1.578

Total anti-dilutive shares	2.836	14.134	1.578

*	The Company had a loss for the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

NOTE 17	RESTRUCTURING

On July 31, 2008, the Company announced a restructuring of its operations to align ongoing operations with a continuing, fundamental market shift in the auto industry. As a continuation of the Company’s third quarter restructuring, on December 11, 2008, the Company announced plans for additional restructuring actions. As a result of these third and fourth quarter 2008 restructuring actions, the Company had reduced its North American workforce by approximately 2,400 people, or 33%; its European workforce by approximately 1,600 people, or 18%; and its Asian workforce by approximately 400 people, or 17%. The restructuring expense recognized for employee termination benefits was $54.6 million. In addition to employee termination costs, the Company recorded $72.9 million of asset impairment charges related to the North American and European restructuring. The combined restructuring expenses of $127.5 million are broken out by segment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as follows: Engine $85.3 million, Drivetrain $40.9 million and Corporate $1.3 million for the year ended December 31, 2008.

In the second quarter of 2009, the Company took additional restructuring actions. The Company reduced its North American workforce by approximately 550 people, or 12%; its European workforce by approximately 150 people, or 2%; and its Asian workforce by approximately 60 people, or 3% in the second quarter. The net restructuring expense recognized in the second quarter was $9.0 million for employee termination benefits. In addition to employee termination costs, the Company recorded $36.3 million of asset impairment and $5.0 million of other charges in the second quarter of 2009 related to the North American and European restructuring. The combined 2009 restructuring expenses of $50.3 million are broken out by segment as follows: Engine $27.2 million, Drivetrain $19.7 million and Corporate $3.4 million for the year ended December 31, 2009.

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

The following table displays a roll forward of the employee related restructuring and other accruals recorded within the Company’s Consolidated Balance Sheet and the related cash flow activity:

	Employee Related and Other Costs
(millions of dollars)	Drivetrain	Engine	Corporate	Total

Balance at January 1, 2008	$9.1	—	—	$9.1
Provision	18.8	34.5	1.3	54.6
Cash Payments	(6.0)	(4.5)	(0.6)	(11.1)
Translation Adjustment	(0.9)	(0.7)	—	(1.6)

Balance at December 31, 2008	$21.0	$29.3	$0.7	$51.0
Provision	6.0	4.6	3.4	14.0
Cash Payments	(22.8)	(23.4)	(2.0)	(48.2)
Translation Adjustment	0.3	0.4	—	0.7

Balance at December 31, 2009	$4.5	$10.9	$2.1	$17.5
Cash Payments	(3.6)	(6.4)	(2.1)	(12.1)
Translation Adjustment	(0.1)	(0.7)	—	(0.8)

Balance at December 31, 2010	$0.8	$3.8	$—	$4.6

NOTE 18	RECENT TRANSACTIONS

Traction Systems division of Haldex Group

On January 31, 2011, the Company acquired the Traction Systems division of Haldex Group, a leading provider of innovative all-wheel drive (AWD) products for the global vehicle industry headquartered in Stockholm, Sweden. The purchase price was approximately $205 million (1.425 billion Swedish Krona).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating results will be reported within the Company’s Drivetrain reporting segment from the date of acquisition.

This acquisition is expected to accelerate BorgWarner’s growth in the global AWD market as it continues to shift toward front-wheel drive (FWD) based vehicles. The acquisition will add industry leading FWD/AWD technologies, with a strong European customer base, to BorgWarner’s existing portfolio of front and rear-wheel drive based products. This enables BorgWarner to provide global customers a broader range of all-wheel drive solutions to meet their vehicle needs.

BERU-Eichenauer GmbH

In anticipation of market growth expected for its electric cabin heaters, the Company completed the acquisition of BERU-Eichenauer GmbH by acquiring the shares of its former joint venture partner, Eichenauer Heizelemente GmbH & Co. KG. The former 50/50 joint venture was formed in 2000 to develop and manufacture electric cabin heaters. The acquisition formally took effect on May 1, 2010.

The pre-tax impact of this acquisition was an increase in intangible and other assets of $17.6 million related to adjusting the Company’s fifty percent investment to fair value under ASC Topic 805, a gain of $8.0 million and a decrease in cash of $9.6 million. The Company’s $9.6 million payment has been recorded as an investing activity in the Company’s December 31, 2010 Consolidated Statement of Cash Flows.

Dytech ENSA S.L.

On April 10, 2010, the Company acquired 100% of Dytech ENSA S.L. (“Dytech”), headquartered in Vigo, Spain. The gross cost of this acquisition is $147.7 million, or $147.6 million, net of cash and cash equivalents. Dytech is a leading producer of exhaust gas recirculation (EGR) coolers, EGR tubes, and integrated EGR modules including valves for automotive and commercial vehicle applications, both on- and off-road. This acquisition enhances the Company’s emissions products offering and system/module expertise, further differentiating BorgWarner as a leader in highly engineered automotive systems. In addition, Dytech’s geographic footprint and customer base complements and strengthens the Company’s market presence with global automakers. The operating results of Dytech are reported within the Company’s Engine reporting segment from the date of acquisition. The Company’s $147.6 million payment has been recorded as an investing activity in the Company’s December 31, 2010 Consolidated Statement of Cash Flows.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed on April 10, 2010, the date of acquisition.

(millions of dollars)

Receivables, net	$54.3
Inventories, net	44.7
Property, plant and equipment, net	45.0
Goodwill	74.1
Other intangible assets, net of tax	31.1
Accounts payable and accrued expenses	(81.5)
Other assets and liabilities, net	(9.3)
Assumed debt	(10.8)

Net cash consideration	$147.6

Etatech, Inc. Technology

On June 2, 2009, the Company announced the purchase of advanced gasoline ignition technology and related intellectual property from Florida-based Etatech, Inc. The high-frequency ignition technology enables

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2010, the Company made the final payment regarding the June 2009 purchase of Etatech, Inc. The $7.5 million payment has been reflected as an investing activity in the Company’s December 31, 2010 Consolidated Statement of Cash Flows.

BERU

The Company acquired approximately 82.2% of the outstanding shares of BERU Aktiengesellschaft (“BERU”), headquartered in Ludwigsburg, Germany prior to 2008.

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

On September 18, 2009 the noncontrolling shareholders of BERU who had challenged the “squeeze-out” resolution dropped their complaint. The elimination of all actions against the resolution allowed BERU to register the “squeeze-out” with the commercial register. The “squeeze-out” became effective on, September 30, 2009, making the Company the only shareholder of BERU. On October 2, 2009, BERU was delisted as a public company in Germany. In October 2009, the Company paid €22.9 ($33.5) million for the approximately 311,000 outstanding shares of BERU. Certain noncontrolling shareholders have challenged the “squeeze out” share price of €73.39. A hearing date for this action has been scheduled for April 2011.

As a result of the tendering of shares, the Company owned 100% of all BERU’s outstanding shares at December 31, 2009. The tendering of approximately 4.4% of BERU shares, at a cost of $46.6 million, has been reflected as a Financing activity in the Consolidated Statements of Cash Flows for the year ended December 31, 2009. Additionally, on May 22, 2009, the Company paid the annual perpetual dividend of $1.9 million, which is also reflected as a Financing activity in the Consolidated Statement of Cash Flows for the year ended December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes activity related to the Company’s DPTA obligation as of December 31, 2009 as follows:

(millions of dollars)

Domination and Profit Transfer Agreement Obligation at December 31, 2008	$44.0
Shares Purchased During the Year Ended December 31, 2009	(46.6)
Share Resolution to €73.39 per Share	0.9
Translation Adjustment	1.7

Domination and Profit Transfer Agreement Obligation at December 31, 2009	$—

The table below summarizes the net cash paid related to the Company’s step acquisition of BERU as follows (in millions of dollars):

	Percentage	Amount
Year	Acquired	Paid

2005	69.4%	$477.2	(a)
2007	12.8%	138.8	(b)
2008	13.4%	136.8	(b)
2009	4.4%	46.6	(b)

Total	100.0%	$799.4

(a)	The Company’s payment of $477.2 million has been reflected as an Investing activity in the Consolidated Statements of Cash Flows for the year ended December 31, 2005.

(b)	The Company’s payments of $46.6 million, $136.8 million and $138.8 million have been reflected as a Financing activity in the Consolidated Statements of Cash Flows for the year ended December 31, 2009, 2008 and 2007, respectively.

See Note 6, “Goodwill and Other Intangible Assets”, for further discussion on BERU’s goodwill impairment charge recorded in 2008.

Other

In the third quarter of 2008, the Company purchased the remaining 26% interest in its joint venture located in India, BorgWarner Morse TEC Murugappa Pvt. Ltd, for $4.4 million.

In the third quarter of 2008, BERU divested its 50% interest in Impco BERU Technologies B.V. (located in the Netherlands) for $5.5 million, which approximated its carrying value.

On November 18, 2008, the Company entered into a joint venture agreement with China Automobile Development United Investment Company, a company owned by leading Chinese automakers, to produce various dual clutch transmission modules. The joint venture’s operations will be located in Dalian, China and production is scheduled to begin in 2011. BorgWarner owns 66% of the joint venture.

NOTE 19	REPORTING SEGMENTS AND RELATED INFORMATION

The Company’s business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.

The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of projected earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for restructuring, goodwill impairment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges, affiliates’ earnings and other items not reflective of on-going operating profit or loss (“Adjusted EBIT”) compared to the projected average capital investment required.

Adjusted EBIT is the measure of segment profit or loss used by the Company. The Company believes Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments.

The following tables show segment information and Adjusted EBIT for the Company’s reporting segments.

	Net Sales						Long-lived
		Inter-		Year-End		Depr./	Asset
(millions of dollars)	Customers	Segment	Net	Assets		Amort.	Expenditures (b)

2010 Segment Information
Engine	$4,041.4	$19.4	$4,060.8	$3,277.7		$184.4	$181.3
Drivetrain	1,611.4	—	1,611.4	1,230.5		63.6	83.5
Inter-segment eliminations	—	(19.4)	(19.4)	—		—	—

Total	5,652.8	—	5,652.8	4,508.2		248.0	264.8
Corporate(a)	—	—	—	1,046.8		4.9	11.8

Consolidated	$5,652.8	$—	$5,652.8	$5,555.0	(a)	$252.9	$276.6

	Net Sales						Long-lived
		Inter-		Year-End		Depr./	Asset
(millions of dollars)	Customers	Segment	Net	Assets		Amort.	Expenditures (b)

2009 Segment Information
Engine	$2,868.3	$14.9	$2,883.2	$2,812.8		$188.7	$115.6
Drivetrain	1,093.5	—	1,093.5	1,104.1		65.9	44.6
Inter-segment eliminations	—	(14.9)	(14.9)	—		—	—

Total	3,961.8	—	3,961.8	3,916.9		254.6	160.2
Corporate(a)	—	—	—	894.5		6.3	11.8

Consolidated	$3,961.8	$—	$3,961.8	$4,811.4	(a)	$260.9	$172.0

	Net Sales						Long-lived
		Inter-		Year-End		Depr./	Asset
(millions of dollars)	Customers	Segment	Net	Assets		Amort.	Expenditures (b)

2008 Segment Information
Engine	$3,837.5	$24.0	$3,861.5	$3,065.3		$199.4	$231.0
Drivetrain	1,426.4	—	1,426.4	1,211.8		78.6	112.2
Inter-segment eliminations	—	(24.0)	(24.0)	—		—	—

Total	5,263.9	—	5,263.9	4,277.1		278.0	343.2
Corporate(a)	—	—	—	366.9		8.8	26.5

Consolidated	$5,263.9	$—	$5,263.9	$4,644.0	(a)	$286.8	$369.7

(a)	Corporate assets include cash, equity in affiliates’, investments and advances and deferred income taxes. The December 31, 2009 and 2008 assets are net of trade receivables securitized and sold to third parties.

(b)	Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adjusted Earnings (Loss) Before Interest, Income Taxes and Noncontrolling Interest (Adjusted “EBIT”)

(millions of dollars)	2010	2009	2008

Engine	$537.9	$219.8	$394.9
Drivetrain	137.0	(13.5)	(4.9)

Adjusted EBIT	674.9	206.3	390.0
Muncie closure retiree obligation net gain	—	(27.9)	—
Environmental litigation settlement	28.0	—	—
BERU-Eichenauer equity investment gain	(8.0)	—	—
Corporate, including equity in affiliates’ earnings and stock-based compensation	111.0	111.3	60.0
Restructuring expense	—	50.3	127.5
Goodwill impairment charge	—	—	156.8
Interest income	(2.8)	(2.5)	(7.1)
Interest expense and finance charges	68.8	57.2	38.8

Earnings before income taxes and noncontrolling interest	477.9	17.9	14.0
Provision (benefit) for income taxes	81.7	(18.5)	33.3

Net earnings (loss)	396.2	36.4	(19.3)
Net earnings attributable to the noncontrolling interest, net of tax	18.8	9.4	16.3

Net earnings (loss) attributable to BorgWarner Inc.	$377.4	$27.0	$(35.6)

Geographic Information

Outside the U.S., only China, Germany, France, Hungary and South Korea, exceeded 5% of consolidated net sales in 2010, attributing sales to the sources of the product rather than the location of the customer. Also, the Company’s 50% equity investment in NSK-Warner (see Note 5) amounting to $180.3 million, $174.0 million and $192.5 million at December 31, 2010, 2009 and 2008, respectively, are excluded from the definition of long-lived assets, as are goodwill and certain other non-current assets.

	Net sales			Long-Lived Assets
(millions of dollars)	2010	2009	2008	2010	2009	2008

United States	$1,451.1	$1,090.4	$1,499.6	$466.6	$469.4	$529.3
Europe:
Germany	1,839.9	1,419.9	1,948.4	447.5	500.0	546.7
Hungary	418.3	292.4	398.2	53.0	58.4	55.7
France	318.7	229.5	244.3	63.0	72.9	84.2
Other Europe	546.1	282.9	431.8	173.7	138.1	142.9

Total Europe	3,123.0	2,224.7	3,022.7	737.2	769.4	829.5
South Korea	358.0	212.4	251.8	94.8	69.1	63.1
China	330.6	184.1	131.1	104.9	66.1	55.1
Other foreign	390.1	250.2	358.7	139.1	116.3	109.2

Total	$5,652.8	$3,961.8	$5,263.9	$1,542.6	$1,490.3	$1,586.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to Major Customers

Consolidated net sales to a single customer (including their subsidiaries), which exceeded 10% of our total sales, were to Volkswagen of approximately 19%, 22%, and 19%; and to Ford of approximately 11%, 12%, and 9% for the years ended December 31, 2010, 2009 and 2008, respectively. Both of the Company’s reporting segments had significant sales to Volkswagen and Ford in 2010, 2009 and 2008. Accounts receivable from these customers at December 31, 2010 comprised approximately 17% ($178.0 million) of total accounts receivable. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated sales in any year of the periods presented.

Sales by Product Line

Sales of turbochargers for light-vehicles represented approximately 26%, 27%, and 24% of the Company’s total revenues for 2010, 2009 and 2008, respectively. The Company currently supplies light-vehicle turbochargers to many OEMs including Volkswagen, Renault, PSA, Daimler, Hyundai, Fiat, BMW, Ford and General Motors.

No other single product line accounted for more than 10% of consolidated sales in any year of the periods presented.

Interim Financial Information (Unaudited)

(millions of dollars, except per share amounts)

	2010								2009
Quarter Ended	Mar-31		Jun-30		Sep-30		Dec-31	Year	Mar-31		Jun-30		Sep-30	Dec-31	Year

Net sales	$1,286.8		$1,421.7		$1,410.9		$1,533.4	$5,652.8	$819.5		$916.2		$1,027.8	$1,198.3	$3,961.8

Cost of sales	1,048.3		1,146.3		1,137.6		1,227.3	4,559.5	739.9		800.0		876.0	985.1	3,401.0

Gross profit	238.5		275.4		273.3		306.1	1,093.3	79.6		116.2		151.8	213.2	560.8

Selling, general and administrative expenses	130.3		137.8		150.2		148.3	566.6	74.1		115.4		125.9	144.4	459.8

Restructuring expense	—		—		—		—	—	—		50.3		—	—	50.3

Other (income) expense	1.6		20.3		0.1		0.4	22.4	—		—		(1.6)	1.5	(0.1)

Operating income (loss)	106.6		117.3		123.0		157.4	504.3	5.5		(49.5)		27.5	67.3	50.8

Equity in affiliates’ earnings, net of tax	(9.3)		(10.0)		(10.5)		(9.8)	(39.6)	(0.2)		(4.8)		(6.5)	(10.3)	(21.8)

Interest income	(0.6)		(0.6)		(0.6)		(1.0)	(2.8)	(0.5)		(0.7)		(0.5)	(0.8)	(2.5)

Interest expense and finance charges	14.2		14.2		18.4		22.0	68.8	19.1		9.0		13.0	16.1	57.2

Earnings (loss) before income taxes and noncontrolling interest	102.3		113.7		115.7		146.2	477.9	(12.9)		(53.0)		21.5	62.3	17.9

Provision (benefit) for income taxes	20.9		26.0		4.2		30.6	81.7	(6.6)		(19.1)		1.5	5.7	(18.5)

Net earnings (loss)	81.4		87.7		111.5		115.6	396.2	(6.3)		(33.9)		20.0	56.6	36.4

Net earnings attributable to the noncontrolling interest, net of tax	5.2		4.9		4.8		3.9	18.8	0.7		2.0		2.8	3.9	9.4

Net earnings (loss) attributable of BorgWarner Inc.	76.2	(1)	82.8	(2)	106.7	(3)	$111.7	$377.4	$(7.0	)(4)	$(35.9	)(5)	$17.2	$52.7 (6)	$27.0

Earnings (loss) per share — basic	$0.65		$0.72		$0.95		$1.00	$3.31	$(0.06	)*	$(0.31	)*	$0.15	$0.45	$0.23

Earnings (loss) per share — diluted	$0.63	**	$0.68	**	$0.87	**	$0.89 **	$3.07 **	$(0.06	)*	$(0.31	)*	$0.15	$0.45	$0.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	The Company had a loss for the quarters ended March 31, 2009 and June 30, 2009. As a result, diluted loss per share is the same as basic loss per share in each period, as any dilutive securities would reduce the loss per share.

**	The Company’s diluted earnings per share for each quarter in 2010 and the year ended December 31, 2010 includes the impact of the Company’s 3.50% convertible notes and associated warrants. Refer to Note 16, “Earnings (Loss) Per Share”, for further information on our diluted earnings calculation.

(1)	The Company’s first quarter 2010 results were impacted by the following:

•	$2.5 million Medicare Part D tax adjustment

(2)	The Company’s second quarter 2010 results were impacted by the following:

•	$8.0 million BERU-Eichenauer Equity investment gain.

•	$28.0 million Environmental litigation settlement.

(3)	The Company’s third quarter 2010 results were impacted by the following:

•	$21.2 million foreign tax credit valuation allowance reversal.

(4)	The Company’s first quarter 2009 results were impacted by the following:

•	$4.8 million charge related to the adoption of Topic 805.

•	$27.9 million net gain related to retiree obligations resulting from the closure of the Muncie, Indiana, Drivetrain facility.

•	$11.4 million net loss from interest rate derivative agreements.

(5)	The Company’s second quarter 2009 results were impacted by the following:

•	$50.3 million of restructuring expenses, including $9.0 million for employee termination benefits, $36.3 million of asset impairment and $5.0 million of other charges.

•	$6.6 million net gain from interest rate derivative agreement.

(6)	The Company’s fourth quarter 2009 results were impacted by the following:

•	$3.1 million tax benefit related to an ASC Topic 740 adjustment.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2010 as stated in their report included herein.

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

Information with respect to directors, executive officers and corporate governance that appears in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders under the captions “Election of Directors,” “Information on Nominees for Directors and Continuing Directors,” “Board of Directors and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Compensation Committee Report” is incorporated herein by this reference and made a part of this report.

Item 11.	Executive Compensation

Information with respect to director and executive compensation that appears in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Restricted Stock,” “Long Term Incentives,” and “Change of Control Employment Agreements” is incorporated herein by this reference and made a part of this report.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholders Matters

Information with respect to security ownership and certain beneficial owners and management and related stockholders matters that appears in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by this reference and made a part of this report.

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

Information with respect to certain relationships and related transactions and director independence that appears in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders under the caption “Board of Directors and Its Committees” is incorporated herein by this reference and made a part of this report.

Item 14.	Principal Accountant Fees and Services

Information with respect to principal accountant fees and services that appears in the Company’s proxy statement for its 2011 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Services” is incorporated herein by this reference and made a part of this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By:	/s/ Timothy M. Manganello
Timothy M. Manganello
Chairman and Chief Executive Officer

Date: February 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10 th day of February, 2011.

Signature	Title

/s/ Timothy M. Manganello Timothy M. Manganello	Chairman and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Robin J. Adams Robin J. Adams	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer) and Director

/s/ Ronald T. Hundzinski Ronald T. Hundzinski	Vice President and Controller (Principal Accounting Officer)

/s/ Phyllis O. Bonanno Phyllis O. Bonanno	Director

/s/ David T. Brown David T. Brown	Director

/s/ Jan Carlson Jan Carlson	Director

/s/ Dennis C. Cuneo Dennis C. Cuneo	Director

/s/ Jere A. Drummond Jere A. Drummond	Director

/s/ John R. McKernan John R. McKernan	Director

/s/ Alexis P. Michas Alexis P. Michas	Director

/s/ Ernest J. Novak, Jr. Ernest J. Novak, Jr.	Director

/s/ Richard O. Schaum Richard O. Schaum	Director

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Director

EXHIBIT INDEX

Exhibit
Number		Description

3	.1/4.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
3	.2/4.2	Amended and Restated By-Laws of registrant (incorporated by reference to Exhibit 3.2/4.2 to the Company’s Registration Statement on Form S-3 (no. 333-163928).
3.3		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
3.4		Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
4.3		Indenture, dated as of February 15, 1999 between Borg-Warner Automotive, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit No. 4.1 to Amendment No. 1 to Registration Statement No. 333-66879).
4.4		Indenture, dated as of September 23, 1999 between Borg-Warner Automotive, Inc. and Chase Manhattan Trust Company, National Association, as trustee, (incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K filed September 16, 2010).
4.5		Form of First Supplemental Indenture between the registrant and The Bank of New York Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 30, 2006).
4.6		Second Supplemental Indenture dated April 9, 2009 between the registrant and The Bank of New York Mellon Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 9, 2009).
4.7		Third Supplemental Indenture dated as of September 16, 2010 between the registrant and The Bank of New York Mellon Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed September 16, 2010).
10.1		Form of Convertible Note Hedge confirmation between BorgWarner Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2009).
10.2		Form of Warrant confirmation between BorgWarner Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2009).
10.3		Form of Convertible Note Hedge confirmation between BorgWarner Inc. and Morgan Stanley & Co. International Plc (represented by Morgan Stanley & Co. Incorporated, as its agent) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 9, 2009).
10.4		Form of Warrant confirmation between BorgWarner Inc. and Morgan Stanley & Co. International Plc (represented by Morgan Stanley & Co. Incorporated, as its agent) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 9, 2009).
10.5		Credit Agreement dated as of March 31, 2010, among BorgWarner Inc., as borrower, the Administrative Agent named therein, the Co-Syndication Agents named therein, the Documentation Agent named therein and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2010).
10.6		Form of Subsidiary Guaranty (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 6, 2010).

A-1

Exhibit
Number		Description

10.7		Receivables Sale Agreement dated as of December 21, 2009 among BorgWarner Emissions Systems Inc., BorgWarner Morse TEC Inc., BorgWarner Powdered Metals Inc., BorgWarner Thermal Systems Inc., BorgWarner TorqTransfer Systems Inc., BorgWarner Transmission Systems Inc., BorgWarner Turbo Systems Inc., and BWA Receivables Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2009).
10.8		Receivables Purchase Agreement dated as of December 21, 2009 among BWA Receivables Corporation, as seller, BorgWarner Inc., as the collection agent, the purchasers from time to time party thereto, and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2009).
10.9		Amendment No. 1 to Receivables Purchase Agreement dated as of September 8, 2010, among BWA Receivables Corporation, as seller, BorgWarner Inc., as the collection agent, and Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed October 27, 2010).
†10	.10	BorgWarner Inc. 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit No. 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.11	BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
†10	.12	First Amendment to the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated effective April 29, 2009) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 13, 2009).
†10	.13	Form of BorgWarner Inc. 2004 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 7, 2005).
†10	.14	Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Performance Units Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 31, 2009).
†10	.15	Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 12, 2008).
†10	.16	Form of First Amendment to Restricted Stock Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed November 13, 2009).
†10	.17	Form of BorgWarner Inc. 2004 Stock Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit No. 99.1 to the Company’s Current Report on Form 8-K filed July 27, 2005).
†10	.18	Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 22, 2000 for its 2000 Annual Meeting of Stockholders).
†10	.19	BorgWarner Inc. 2005 Executive Incentive Plan (as amended and restated) (incorporated by reference to Exhibit No. 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.20	Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (as amended and restated) (incorporated by reference to Exhibit No. 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.21	Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (as amended and restated) (incorporated by reference to Exhibit No. 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

A-2

Exhibit
Number		Description

†10	.22	Borg-Warner Automotive, Inc. Retirement Savings Plan dated January 27, 1993 as amended and restated (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).
†10	.23	BorgWarner Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995 (as amended and restated) (incorporated by reference to Exhibit No. 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.24	First Amendment dated as of November 22, 2010 to BorgWarner Inc. Board of Directors Deferred Compensation Plan as filed herewith.*
†10	.25	Form of Amended and Restated Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
†10	.26	Form of Amended and Restated Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 99.1 to the Company’s Current Report on Form 8-K filed November 13, 2009).
†10	.27	BorgWarner Inc. 2004 Deferred Compensation Plan (as amended and restated) (incorporated by reference to Exhibit No. 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.28		Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to the Company’s Registration Statement on Form S-3 (no. 33-64934)).
10.29		Tax Sharing Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to the Company’s Registration Statement on Form S-3 (no. 33-64934)).
10.30		Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
10.31		Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.23 of the Company’s Form 10-K for the year ended December 31, 1998).
10.32		Domination and Profit Transfer Agreement dated March 7, 2008 between BorgWarner Germany GmbH and BERU AG (incorporated by reference to Exhibit 10.1 to the quarterly report filed on Form 10-Q for the quarter ended June 30, 2008).
21.1		Subsidiaries of the Company.*
23.1		Independent Registered Public Accounting Firm’s Consent.*
31.1		Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*
31.2		Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*
32.1		Section 1350 Certifications.*

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

A-3