Form 10-Q
period 2011-03-31
BORGWARNER INC
filed 2011-04-28
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number: 1-12162
BORGWARNER INC.
________________________________________________
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
YES ☐  NO ☑
As of April 21, 2011, the registrant had 109,505,315 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(millions of dollars)	March 31, 2011	December 31, 2010
ASSETS
Cash	$222.9	$449.9
Receivables, net	1,278.4	1,023.9
Inventories, net	490.7	430.6
Deferred income taxes	72.9	75.8
Prepayments and other current assets	88.8	79.7
Total current assets	2,153.7	2,059.9

Property, plant and equipment, net	1,623.2	1,542.6
Investments and advances	319.5	307.9
Goodwill	1,231.7	1,113.5
Other non-current assets	678.9	531.1
Total assets	$6,007.0	$5,555.0

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$176.2	$128.5
Accounts payable and accrued expenses	1,318.1	1,224.1
Income taxes payable	38.2	39.7
Total current liabilities	1,532.5	1,392.3

Long-term debt	1,259.5	1,051.9
Other non-current liabilities:
Retirement-related liabilities	447.4	438.1
Other	413.8	362.9
Total other non-current liabilities	861.2	801.0

Common stock	1.2	1.2
Capital in excess of par value	1,120.7	1,100.4
Retained earnings	1,684.8	1,560.2
Accumulated other comprehensive income (loss)	31.1	(53.7)
Treasury stock	(531.4)	(349.5)
Total BorgWarner Inc. stockholders’ equity	2,306.4	2,258.6
Noncontrolling interest	47.4	51.2
Total equity	2,353.8	2,309.8
Total liabilities and equity	$6,007.0	$5,555.0

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(millions, except per share amounts)	2011	2010
Net sales	$1,730.4	$1,286.8
Cost of sales	1,387.6	1,048.3
Gross profit	342.8	238.5

Selling, general and administrative expenses	165.1	130.3
Other (income) expense	(1.6)	1.6
Operating income	179.3	106.6

Equity in affiliates’ earnings, net of tax	(8.4)	(9.3)
Interest income	(1.0)	(0.6)
Interest expense and finance charges	18.4	14.2
Earnings before income taxes and noncontrolling interest	170.3	102.3

Provision for income taxes	40.9	20.9
Net earnings	129.4	81.4
Net earnings attributable to the noncontrolling interest, net of tax	4.9	5.2
Net earnings attributable to BorgWarner Inc.	$124.5	$76.2

Earnings per share — basic	$1.13	$0.65

Earnings per share — diluted	$1.00	$0.63

Weighted average shares outstanding:
Basic	110.634	116.375
Diluted	130.224	129.663

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(millions of dollars)	2011	2010
OPERATING
Net earnings	$129.4	$81.4
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	60.9	57.1
Amortization of intangible assets and other	6.9	6.5
Bond amortization	4.8	4.4
Stock based compensation expense	4.8	4.9
Deferred income tax benefit	(18.2)	(3.8)
Equity in affiliates’ earnings, net of dividends received, and other	(12.3)	(11.0)
Net earnings adjusted for non-cash charges to operations	176.3	139.5
Changes in assets and liabilities:
Receivables	(179.5)	(128.6)
Inventories	(33.6)	(47.9)
Prepayments and other current assets	(7.2)	(3.4)
Accounts payable and accrued expenses	8.8	102.2
Income taxes payable	(8.5)	10.1
Other non-current assets and liabilities	2.3	(7.8)
Net cash (used in) provided by operating activities	(41.4)	64.1

INVESTING
Capital expenditures, including tooling outlays	(70.2)	(55.3)
Net proceeds from asset disposals	6.1	2.0
Payments for business acquired, net of cash acquired	(203.7)	—
Net proceeds from sale of business	—	5.0
Net cash used in investing activities	(267.8)	(48.3)

FINANCING
Net increase in notes payable	42.3	13.9
Additions to long-term debt, net of debt issuance costs	206.7	—
Repayments of long-term debt, including current portion	(3.9)	(2.5)
Payment for purchase of treasury stock	(181.9)	—
Proceeds from stock options exercised, including the tax benefit	27.9	15.1
Taxes paid on restricted stock award vestings	(12.5)	—
Dividends paid to noncontrolling stockholders	—	(5.0)
Net cash provided by financing activities	78.6	21.5
Effect of exchange rate changes on cash	3.6	(20.6)
Net (decrease) increase in cash	(227.0)	16.7
Cash at beginning of year	449.9	357.4
Cash at end of period	$222.9	$374.1

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$12.6	$6.1
Income taxes	48.8	14.5
Non-cash investing transactions:
Liabilities assumed from business acquired	5.3	—
Non-cash financing transactions:
Performance share plans	1.9	2.1
Restricted common stock	2.9	4.8
Debt assumed from business acquired	5.9	—

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The balance sheet as of December 31, 2010 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

(2) Research and Development

The Company's net Research & Development ("R&D") expenditures are included in selling, general and administrative expenses of the Condensed Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract and accepted by the customer. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer, or upon completion of the performance obligation as stated in the respective customer agreement.

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(millions of dollars)	2011	2010
Gross R&D expenditures	$69.1	$52.2
Customer reimbursements	(8.1)	(9.9)
Net R&D expenditures	$61.0	$42.3

The Company has contracts with several customers at the Company’s various R&D locations. No such contract exceeded $6.0 million in any of the periods presented.

(3) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

As of March 31, 2011, the Company's projected annual effective tax rate for 2011 is estimated to be 24.0%. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates' earnings.

In the first quarter of 2010, the Company's effective tax rate of 20.4% included an unfavorable one-time impact of $2.5 million from the change in tax legislation related to Medicare Part D subsidies. Excluding this item, the effective tax rate for the first quarter of 2010 was 18.0%. The Company's 2011 first quarter effective tax rate was higher than the first quarter 2010 effective tax rate primarily due to the Company's increased profitability in higher taxed jurisdictions.

(4) Inventories

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	March 31,	December 31,
(millions of dollars)	2011	2010
Raw material and supplies	$282.2	$244.0
Work in progress	100.0	88.1
Finished goods	122.7	111.7
FIFO inventories	504.9	443.8
LIFO reserve	(14.2)	(13.2)
Inventories, net	$490.7	$430.6

(5) Property, Plant & Equipment

	March 31,	December 31,
(millions of dollars)	2011	2010
Land and buildings	$685.9	$669.3
Machinery and equipment	2,050.6	1,961.2
Capital leases	2.4	2.3
Construction in progress	158.3	128.2
Total property, plant & equipment	2,897.2	2,761.0
Less accumulated depreciation	(1,369.5)	(1,308.0)
	1,527.7	1,453.0
Tooling, net of amortization	95.5	89.6
Property, plant and equipment — net	$1,623.2	$1,542.6

As of March 31, 2011 and December 31, 2010, accounts payable of $28.1 million and $28.9 million, respectively, were related to property, plant and equipment purchases.

As of March 31, 2011 and December 31, 2010, specific assets of $3.6 million and $3.4 million,

respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.

As of March 31, 2011 and December 31, 2010, the Company's conditional asset retirement obligation relating to 45 of its manufacturing locations was $1.1 million and $1.2 million, respectively. The obligation represents the Company's liability to remove hazardous building materials related to certain facilities.

Interest costs capitalized for the quarters ended March 31, 2011 and March 31, 2010 were $3.0 million and $2.8 million, respectively.

(6) Product Warranty

The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency, and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. The following table summarizes the activity in the warranty accrual accounts:

	Three months ended March 31,
(millions of dollars)	2011	2010
Beginning balance	$66.8	$61.7
Acquisition	4.5	—
Provisions	15.6	9.9
Payments	(15.0)	(8.9)
Translation adjustment	2.7	(2.0)
Ending balance	$74.6	$60.7

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(millions of dollars)	2011	2010
Accounts payable and accrued expenses	$38.8	$37.0
Other non-current liabilities	35.8	29.8
Total product warranty liability	$74.6	$66.8

(7) Notes Payable and Long-Term Debt

As of March 31, 2011 and December 31, 2010, the Company had notes payable and long-term debt outstanding, including the current portion outstanding, as follows:

	March 31,	December 31,
(millions of dollars)	2011	2010
Short-term debt
Short-term borrowings	$90.6	$42.4
Receivables securitization	80.0	80.0
Total short-term debt	$170.6	$122.4

Long-term debt
3.50% Convertible notes due 04/15/12	$353.3	$348.5
5.75% Senior notes due 11/01/16 ($150 million par value) (a)	149.4	149.4
8.00% Senior notes due 10/01/19 ($134 million par value) (a)	133.9	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	247.6	247.5
7.125% Senior notes due 02/15/29 ($121 million par value)	119.3	119.3
Multi-currency revolving credit facility	200.0	—
Term loan facilities & other	34.7	31.6
Impact of derivatives on debt (a)	26.9	27.8
Total long-term debt	1,265.1	1,058.0
Less: current portion	5.6	6.1
Long-term debt, net of current portion	$1,259.5	$1,051.9
____________________________________

(a)
In 2006, the Company entered into several interest rate swaps that had the effect of converting $325 million of fixed rate notes to variable rates. In the first quarter of 2009, $100 million in interest rate swaps related to the Company’s 2009 fixed rate debt matured, and the Company terminated $150 million in interest rate swap agreements related to the Company’s 2016 fixed rate debt and $75 million of interest rate swap agreements related to the Company’s 2019 fixed rate debt. As a result of the first quarter 2009 swap terminations, a $34.5 million gain remained in debt and is being amortized over the remaining lives of the respective 2016 and 2019 debt. As of March 31, 2011, the unamortized portion was $26.9 million.

The weighted average interest rate on all borrowings outstanding as of March 31, 2011 and December 31, 2010 was 5.7% and 6.4%, respectively.

On September 16, 2010, the Company issued $250 million in 4.625% senior notes due in 2020. Interest is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2011.

On September 8, 2010, the Company amended its December 21, 2009 Receivable Purchase Agreement, which increased the accounts receivable securitization facility from $50 million to $80 million. This facility matures on December 21, 2012. The Company paid servicing fees related to these receivables for the three months ended March 31, 2011 and 2010 of $0.4 million and $0.2 million, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

On March 31, 2010, the Company replaced its $250 million multi-currency revolver credit facility with a new $550 million multi-currency revolver credit facility, which includes a feature that allows the Company to increase its borrowing to $600 million. The new facility provides for borrowings through March 31, 2013, and is guaranteed by the Company's domestic subsidiaries. The Company has three key financial covenants as part of the credit agreement. These covenants are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at March 31, 2011 and expects to remain compliant in future periods.

The outstanding borrowings under this facility was $200.0 million as of March 31, 2011. There were no outstanding borrowings as of December 31, 2010.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under ASC Topic 470, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, the Company must account for the convertible senior notes by bifurcating the instruments between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. The Company’s March 31, 2011 Condensed Consolidated Balance Sheet includes debt of $353.3 million and capital in excess of par of $36.5 million. Additionally, ASC Topic 470 requires the Company to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
(millions of dollars)	2011	2010
Interest expense	$8.0	$7.6
Non-cash portion	$4.8	$4.4
The notes pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.
Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. Since the Company's stock price was above the convertible senior notes conversion price of $32.82, the if-converted value was approximately $533.8 million and $450.2 million higher than the face value of the convertible senior notes at March 31, 2011 and December 31, 2010, respectively. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination thereof at our election.
As of March 31, 2011 and December 31, 2010, the estimated fair values of the Company’s senior unsecured notes totaled $1,563.8 million and $1,482.3 million, respectively. The estimated fair values were $560.3 million and $483.7 million higher at March 31, 2011 and December 31, 2010, respectively than their carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
The Company had outstanding letters of credit at March 31, 2011 and December 31, 2010 of $15.0 million and $26.5 million, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

(8) Fair Value Measurements

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
The following table classifies the assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2011:

		Basis of Fair Value Measurements
(millions of dollars)	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Foreign exchange contracts	$3.6	$—	$3.6	$—	A
Other assets	20.6	—	20.6	—	C
	$24.2	$—	$24.2	$—
Liabilities:
Foreign exchange contracts	$10.4	$—	$10.4	$—	A
Net investment hedge contracts	73.3	—	73.3	—	A
	$83.7	$—	$83.7	$—

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

		Basis of Fair Value Measurements
(millions of dollars)	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Foreign exchange contracts	$2.7	$—	$2.7	$—	A
	$2.7	$—	$2.7	$—
Liabilities:
Foreign exchange contracts	$6.4	$—	$6.4	$—	A
Net investment hedge contracts	75.7	—	75.7	—	A
	$82.1	$—	$82.1	$—

(9) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and currency swaps, commodity forward contracts, and foreign currency forward contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2011, the Company had no derivative contracts that contained credit risk related contingent features.

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

At March 31, 2011 and December 31, 2010, the following cross-currency swaps were outstanding:

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

At March 31, 2011 and December 31, 2010, the following commodity derivative contracts were outstanding:

	Commodity Hedges
Commodity	Volume Hedged March 31, 2011	Volume Hedged December 31, 2010	Units of Measure	Duration
Natural gas	169,200	258,900	MMBtu	Dec - 11

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

At March 31, 2011 and December 31, 2010 the following foreign exchange derivative contracts were outstanding:

Currency Hedges (millions)
Functional Currency	Traded Currency	Notional in Traded Currency March 31, 2011	Notional in Traded Currency December 31, 2010	Duration
British pound	Euro	96.7	107.3	Dec - 13
Euro	British pound	4.3	—	Dec - 11
Euro	Hungarian forint	3,960.0	—	Dec - 11
Euro	Polish zloty	18.0	—	Dec - 11
Euro	US dollar	20.2	20.2	Dec - 11
Indian rupee	US dollar	1.4	1.9	Dec - 11
Japanese yen	US dollar	2.4	—	Dec - 11
Korean won	Euro	39.1	45.7	Dec - 12
Mexican peso	Euro	13.5	13.5	Jun - 11
US dollar	Indian rupee	104.6	141.5	Dec - 11
US dollar	Euro	0.7	1.7	Jun - 11

In 2006, the Company entered into a series of interest rate swaps designated as fair value hedges on a portion of its senior notes. In the first quarter of 2009, the Company terminated interest rate swaps designated as fair value hedges of debt. Therefore, the basis adjustments of $34.5 million present at the termination of the hedging relationship are being amortized over the remaining life of the respective debt maturing in 2016 and 2019. As of March 31, 2011, there were no outstanding fixed to floating interest rate swap agreements.

At March 31, 2011 and December 31, 2010, the following amounts were recorded in the Company’s Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties:

Derivatives Designated as Hedging Instruments under Topic 815

	Assets			Liabilities
(millions of dollars)	Location	March 31, 2011	December 31, 2010	Location	March 31, 2011	December 31, 2010
Foreign exchange contracts	Prepayments and other current assets	$3.6	$2.7	Accounts payable and accrued expenses	$5.6	$3.3
	Other non-current assets	—	—	Other non-current liabilities	4.8	3.1
Net investment hedge contracts	Other non-current assets	—	—	Other non-current liabilities	73.3	75.7

Effectiveness for cash flow, and net investment hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. To the extent that derivative instruments are deemed to be effective as defined by ASC Topic 815, gains and losses arising from these contracts are deferred in other comprehensive income (OCI). Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/

charged to income as they are recognized.

The table below shows deferred gains and losses at the end of the period reported in OCI and amounts expected to be reclassified to income or loss within the next twelve months. The gain or loss expected to be reclassified to income or loss in one year or less assumes no change in the current relationship of the hedged item at March 31, 2011 market rates.

	Balance in OCI at		Gain (Loss) expected to be reclassified to income in one year or less
(millions of dollars) Contract Type	March 31, 2011	December 31, 2010
Foreign exchange	$(6.7)	$(3.7)	$(1.9)
Commodity	—	1.6	—
Net investment hedges	(68.8)	(69.3)	—
Total	$(75.5)	$(71.4)	$(1.9)

Net investment hedges are derivative contracts entered into to hedge against changes in exchange rates that affect the overall value of net investments in foreign entities. Gains and losses on net investment hedges are recorded in OCI and are used to offset equivalent gains or losses in the value of net investments that are recorded in translation gains and losses which is also a component of OCI.

Derivatives Designated as Net Investment Hedges under Topic 815

		Gain (Loss) reclassified from OCI to income (effective portion)			Gain (Loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	March 31, 2011	March 31, 2010	Location	March 31, 2011	March 31, 2010
Cross-currency swap	Interest expense	$—	$—	Interest expense	$2.0	$1.2

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

Derivatives Designated as Cash Flow Hedging Instruments under Topic 815

		Gain (Loss) reclassified from OCI to income (effective portion)			Gain (Loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	March 31, 2011	March 31, 2010	Location	March 31, 2011	March 31, 2010
Foreign exchange	Sales	$(0.2)	$(1.0)	SG&A expense	$—	$0.6
Foreign exchange	Cost of goods sold	(0.1)	(0.3)	SG&A expense	—	—
Foreign exchange	SG&A expense	0.2	(0.1)	SG&A expense	—	—
Commodity	Cost of goods sold	—	1.8	Cost of goods sold	—	2.0
At March 31, 2011, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

(10) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans. The estimated contributions to the Company’s defined benefit pension plans for 2011 range from $30 million to $40 million, of which $7.2 million has been contributed through the first three months of the year.

On March 24, 2010, the Company finalized its settlement agreement regarding the closure of the BorgWarner Diversified Transmission Products Plant in Muncie, Indiana ("Muncie Plant") with the Pension Benefit Guaranty Corporation in which the Company will make certain payments directly to the Muncie Plant's defined benefit pension plan (the “Plan”). On December 23, 2009, the Company made an initial cash contribution of $23 million for the 2009 Plan year, consistent with the settlement agreement. Also under the settlement agreement for each of the Plan years beginning in 2011, 2012, and 2013, the Company will make a cash contribution to the Plan in the amount of $15 million, unless this contribution exceeds the maximum amounts deductible under the applicable U.S. tax regulations. The Company provided $35 million in the form of a surety bond and will waive a credit balance valued at $8 million in 2014.

The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations are as follows:

					Other Post
	Pension Benefits				Employment Benefits
(millions of dollars)	2011		2010		2011	2010
Three Months Ended March 31,	US	Non-US	US	Non-US
Components of net periodic benefit cost:
Service cost	$—	$2.5	$—	$2.2	$0.2	$0.2
Interest cost	4.0	4.6	4.4	4.0	2.9	3.6
Expected return on plan assets	(5.2)	(2.8)	(4.9)	(2.4)	—	—
Amortization of unrecognized prior service benefit	(0.1)	—	(0.2)	—	(1.7)	(1.7)
Amortization of unrecognized loss	1.6	0.2	1.6	0.3	2.0	2.3
Net periodic benefit cost	$0.3	$4.5	$0.9	$4.1	$3.4	$4.4

(11) Stock-Based Compensation

Under the Company’s 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2009 Annual Stockholders Meeting, among other things, to increase the number of stock options or restricted shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), 12.5 million shares were authorized for grant, of which 2,246,482 shares are available for future award.

A summary of the Plans’ shares under option for the three months ended March 31, 2011 is as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at December 31, 2010	3,253	$28.64	4.9	$142.2
Exercised	(476)	28.40
Outstanding and exercisable at March 31, 2011	2,777	$28.69	4.7	$141.6

At its November 2007 meeting, the Company's Compensation Committee decided that restricted common stock and stock units would be awarded in place of stock options for long-term incentive award grants to employees. These restricted shares and units for employees vest fifty percent after two years and the remainder after three years from the date of grant. The Company also grants restricted common stock to its non-employee directors, which generally vest on the anniversary date of the grant.

The market value of the Company’s restricted common stock and stock units at the date of grant determines the value of the restricted common stock. In February 2011, restricted shares and units in the amount of 270,144 were granted to employees under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in stockholders’ equity, and is amortized as compensation expense over the restriction periods.

Restricted stock compensation expense reduced earnings before income taxes and noncontrolling interest and net earnings for the three months ended March 31, 2011 and 2010 by:

	Three Months Ended March 31,
(millions of dollars, except per share data)	2011	2010
Earnings before income taxes and noncontrolling interest	$2.9	$4.8
Net earnings	$2.2	$3.9
Per share — basic	$0.02	$0.03
Per share — diluted	$0.02	$0.03

A summary of the status of the Company’s nonvested restricted stock for the three months ended March 31, 2011 is as follows:

	Shares Subject to Restriction (thousands)	Weighted Average Price
Nonvested at December 31, 2010	1,870.6	$30.55
Granted	270.1	70.47
Vested	(572.0)	27.00
Forfeited	(12.4)	30.14
Nonvested at March 31, 2011	1,556.3	$38.79

(12) Comprehensive Income

The amounts presented as changes in accumulated other comprehensive income (loss), net of related taxes, are added to (deducted from) net earnings resulting in comprehensive income. The following table summarizes the components of comprehensive income on an after-tax basis for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(millions of dollars)	2011	2010
Foreign currency translation adjustments	$91.2	$(86.8)
Market value change in hedge instruments	(3.8)	10.6
Defined benefit post employment plans	(4.0)	—
Change in accumulated other comprehensive income (loss)	83.4	(76.2)
Net earnings attributable to BorgWarner Inc.	124.5	76.2
Comprehensive income	207.9	—
Comprehensive income attributable to the noncontrolling interest	1.4	1.1
Comprehensive income attributable to BorgWarner Inc.	$209.3	$1.1

(13)  Contingencies

In the normal course of business the Company and its subsidiaries are parties to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company's environmental and product liability contingencies are discussed separately below. The Company's management does not expect that the results in any of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company's results of operations, financial position or cash flows.

Litigation

In January 2006, DTP, a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court's affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act (ERISA) by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the then-current collective bargaining agreements. On September 10, 2008, the Court found that DTP's reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which did not expire until April 24, 2009. Thus, the amendments were untimely. In 2008, the Company recorded a charge of $4.0 million as a result of the Court's decision.

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP will not violate the Labor - Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009 the action pending in Indiana was dismissed, while the action in Michigan is continuing and in the discovery phase. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot estimate the amount or the range of potential loss, if any.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance of $13.2 million and $28.0 million at March 31, 2011 and at December 31, 2010, respectively. The accrued amounts do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company's results of operations, cash flows or financial condition. The Company expects to payout substantially all of the amounts accrued for environmental liability over the next three to five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, historical contamination at the plant and surrounding area. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage relating to the alleged environmental contamination. In 2005, the Company and other defendants entered into settlements that resolved approximately 99% of those claims and the remainder of them have since been dismissed.

In 2007 and 2008, four additional lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs, alleging personal injury relating to the alleged environmental contamination.  One of the lawsuits, involving a single plaintiff, was dismissed by the trial court in April 2010 and the plaintiff's appeal of that decision was dismissed by the appellate court in August 2010. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs in the other three lawsuits and those of approximately 2,700 unfiled claimants represented by those plaintiffs' attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay up to $28.0 million in settlement funds, which was expensed in the second quarter of 2010. The Company paid $13.9 million in November 2010 and made the final payment of $13.9 million in February 2011.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2011 and December 31, 2010, the Company had approximately 16,000 and 17,000 pending asbestos-related product liability claims, respectively. Of the 16,000 outstanding claims at March 31, 2011, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2011, of the approximately 600 claims resolved, 80 (13.3%) resulted in any payment being made to a claimant by or on behalf of the Company. In the full year of 2010, of the approximately 7,700 claims resolved, only 245 (3.2%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were paid by the Company's primary layer insurance carriers under a series of funding arrangements. In addition to the primary insurance available for asbestos-related claims, the Company has substantial excess insurance coverage available for potential future asbestos-related product claims. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits.

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (“CNA”) against the Company and certain of its other historical general liability insurers. The court has issued a number of interim rulings and discovery is continuing. CNA and the Company have entered into a settlement agreement resolving their coverage disputes, pursuant to which CNA will pay amounts over the next four years to the Company. The Company is vigorously pursuing the litigation against the remaining insurers.

Although it is impossible to predict the outcome of pending or future claims or the impact of tort reform legislation that may be enacted at the State or Federal levels, due to the encapsulated nature of the products, the Company's experiences in vigorously defending and resolving claims in the past, and the Company's significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company's results of operations, cash flows or financial condition

To date, the Company has paid and accrued $163.4 million in defense and indemnity in advance of insurers' reimbursement and has received $80.5 million in cash and notes from insurers including CNA. The net balance of $82.9 million, is expected to be fully recovered, of which approximately $27.6 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2010, insurers owed $120.6 million in association with these claims.

In addition to the $82.9 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $54.0 million for claims asserted, but not yet resolved and their related defense costs at March 31, 2011. The Company also has a related asset of $54.0 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100.0% is expected based on the Company's experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to above. At December 31, 2010, the comparable value of the insurance asset and accrued liability was $50.6 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	March 31, 2011	December 31, 2010
Assets:
Prepayments and other current assets	$26.5	$25.8
Other non-current assets	27.5	24.8
Total insurance assets	$54.0	$50.6
Liabilities:
Accounts payable and accrued expenses	$26.5	$25.8
Other non-current liabilities	27.5	24.8
Total accrued liability	$54.0	$50.6

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

(14) Earnings Per Share

The Company presents both basic and diluted earnings per share of common stock (“EPS”) amounts. Basic EPS is calculated by dividing net earnings attributable to BorgWarner Inc. by the weighted average shares of common stock outstanding during the reporting period. Diluted EPS is calculated by dividing net earnings attributable to BorgWarner Inc. by the weighted average shares of common stock and common equivalent stock outstanding during the reporting period. The dilutive impact of stock based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market pricing during the period.

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

Options are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options. For the three months ended March 31, 2011 and 2010 the market price exceeded the exercise price for all outstanding options.

The potential common shares associated with the Company's 3.50% convertible notes due April 15, 2012 are reflected in diluted earnings per share in the three months ended March 31, 2011 and 2010 using the “if-converted” method. Under this method, if dilutive, the common stock is assumed issued as of the beginning of the reporting period and included in calculating diluted earnings per share of common stock. In addition, if dilutive, interest expense, net of tax, related to the convertible notes is added back to the numerator in calculating diluted earnings per share of common stock.

Separately and concurrently with the issuance of the Company's 3.50% convertible notes, the Company entered into a bond hedge overlay, including warrants and options. If the Company's weighted-average share price exceeds $38.61 per share for any period presented, the warrants will be dilutive to the Company's earnings. For the three months ended March 31, 2011, the Company's weighted average share price exceeded $38.61, creating dilution for the Company. For the three months ended March 31, 2010, the Company's weighted average share price was less than the warrant exercise price of $38.61; therefore, the warrant was not dilutive to the Company.

If the Company's weighted average share price exceeds $32.82 for any period presented the offsetting bond hedge will be anti-dilutive. For the three months ended March 31, 2011 and 2010 the weighted average share price exceeded $32.82.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2011	2010
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$124.5	$76.2
Weighted average shares of common stock outstanding	110.634	116.375
Basic earnings per share of common stock	$1.13	$0.65

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$124.5	$76.2
Adjustment for net interest expense on convertible notes	5.2	5.0
Diluted net earnings attributable to BorgWarner Inc.	$129.7	$81.2

Weighted average shares of common stock outstanding	110.634	116.375
Effect of 3.50% convertible notes	11.389	11.389
Effect of warrant	5.416	—
Effect of stock-based compensation	2.785	1.899
Total dilutive effect on weighted average shares of common stock outstanding	19.590	13.288
Weighted average shares of common stock outstanding including dilutive shares	130.224	129.663
Diluted earnings per share of common stock	$1.00	$0.63

Total anti-dilutive shares:
Bond hedge	6.312	1.243

(15) Reporting Segments

The Company's business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.

The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of projected earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for restructuring, goodwill impairment charges, affiliates' earnings and other items not reflective of on-going operating profit or loss (“Adjusted EBIT”) compared to the projected average capital investment required.

Adjusted EBIT is the measure of segment profit or loss used by the Company. The Company believes Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments.

The following tables show segment information and Adjusted EBIT for the Company's reporting segments:

Net Sales by Reporting Segment

	Three months ended March 31,
(millions of dollars)	2011	2010
Engine	$1,249.4	$906.0
Drivetrain	486.4	385.8
Inter-segment eliminations	(5.4)	(5.0)
Net sales	$1,730.4	$1,286.8

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three months ended March 31,
(millions of dollars)	2011	2010
Engine	$186.1	$106.7
Drivetrain	32.0	36.7
Adjusted EBIT	218.1	143.4
Corporate, including equity in affiliates' earnings and stock-based compensation	30.4	27.5
Interest income	(1.0)	(0.6)
Interest expense and finance charges	18.4	14.2
Earnings before income taxes and noncontrolling interest	170.3	102.3
Provision for income taxes	40.9	20.9
Net earnings	129.4	81.4
Net earnings attributable to the noncontrolling interest, net of tax	4.9	5.2
Net earnings attributable to BorgWarner Inc.	$124.5	$76.2

Total Assets

(millions of dollars)	March 31, 2011	December 31, 2010
Engine	$3,516.3	$3,277.7
Drivetrain	1,563.1	1,230.5
Total	5,079.4	4,508.2
Corporate (a)	927.6	1,046.8
Total assets	$6,007.0	$5,555.0
____________________________________

(a)	Corporate assets include equity in affiliates, investments and advances and deferred income taxes.

(16) New Accounting Pronouncements

In January 2010 the Financial Accounting Standards Board ("FASB") amended Topic 820, "Fair Value Measurements and Disclosures", which requires additional fair value disclosures for interim and annual reporting periods beginning after December 15, 2009. This guidance requires disclosures about transfers of financial instruments into and out of Level 1 and 2 designations and disclosures about purchases, sales, issuances and settlements of financial instruments with a Level 3 designation. The Company adopted this guidance on January 1, 2010.

In June 2009, the FASB ASC amended Topic 860, “Accounting for Transfer of Financial Assets”. ASC Topic 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC Topic 810, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in ASC Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. On January 1, 2010, the Company elected to prospectively adopt ASC Topic 860. The impact of this adoption is an increase in receivables, net of $80 million and an increase in notes payable and other short-term debt of $80 million in the Company's December 31, 2010 Consolidated Balance Sheet.

In June 2009, the FASB amended ASC Topic 810, “Consolidation”, ASC Topic 810 requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, ASC Topic 810 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in variable interest entities. On January 1, 2010, the Company adopted ASC Topic 810.  The adoption of this guidance did not have a material impact on the Company's financial statements.

(17) Recent Transactions

Traction Systems division of Haldex Group

On January 31, 2011, the Company acquired 100% of the stock of Haldex Traction Holding II AB. ("Haldex Traction Systems"). Traction Systems has operations in Sweden, Hungary, and Mexico. The consideration, net of cash acquired, for the acquisition was $214.9 million (1.38 billion Swedish Krona).

The acquisition is expected to accelerate BorgWarner's growth in the global all-wheel drive (AWD) market as it continues to shift toward front-wheel drive (FWD) based vehicles.  The acquisition will add industry leading FWD/AWD technologies, with a strong European customer base, to BorgWarner's existing portfolio of front and rear-wheel drive based products.  This enables BorgWarner to provide global customers a broader range of all-wheel drive solutions to meet their vehicle needs.

The operating results are reported within the Company's Drivetrain reporting segment as of the date of acquisition. The Company paid $203.7 million which is recorded as an investing activity in the Company's Condensed Consolidated Statement of Cash Flows. Additionally, the Company assumed retirement-related liabilities of $5.3 million and assumed debt of $5.9 million, which are reflected as non-cash transactions in the Company's Condensed Consolidated Statement of Cash Flows.

The following table summarizes the aggregated estimated fair value of the assets acquired and liabilities assumed on January 31, 2011, the date of acquisition:

(millions of dollars)
Receivables, net	$31.8
Inventories, net	10.4
Property, plant and equipment, net	26.4
Goodwill	96.2
Other intangible assets, net of tax	86.4
Other assets and liabilities	3.8
Accounts payable and accrued expenses	(40.1)
Total consideration, net of cash acquired	214.9

Less: Assumed retirement-related liabilities	5.3
Less: Assumed debt	5.9
Cash paid, net of cash acquired	$203.7

In connection with the acquisition, the Company capitalized $96.7 million for customer relationships, $17.5 million for patented and unpatented technology, and $3.0 million for trade names. Customer relationships, patented and unpatented technology and trade names will be amortized over 12, 11, and 2 year lives, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered automotive systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles, vans and light-trucks). The Company's products are also sold to other OEMs of commercial trucks, buses and agricultural and off-highway vehicles. We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light and commercial vehicles. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.

The Company's products fall into two reporting segments: Engine and Drivetrain. The Engine segment's products include turbochargers, timing devices and chain products, emissions systems, thermal systems, diesel coldstart, gas ignition technology and cabin heaters. The Drivetrain segment's products are transmission components and systems, and all-wheel drive torque management systems.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Consolidated net sales for the three months ended March 31, 2011 totaled $1,730.4 million, a 34.5% increase from the three months ended March 31, 2010. This increase occurred while light-vehicle production was up 5% worldwide, including 16% in North America, 8% in Europe, with Asia flat, from the previous year’s first quarter. The net sales increase included the first quarter 2011 acquisition of Haldex Traction Holding II AB ("Haldex Traction Systems") and the second quarter 2010 acquisition of Dytech ENSA S.L. (“Dytech”). In addition, the net sales increase included the positive impact of foreign currencies of approximately $6.1 million, primarily due to the strengthening Asian currencies, offset by a weakening Euro. Currency fluctuations impacted all of the Company’s product lines. Without the currency impact, the increase in global net sales would have been approximately 34%.

Cost of sales as a percentage of net sales improved to 80.2% in the first quarter 2011 from 81.5% in the first quarter 2010.  The Company's material cost of sales was approximately 50% of net sales, consistent throughout the periods presented. The Company's remaining cost to convert raw material to finished product (conversion cost) improved compared to the first quarter of 2010. Gross profit and gross margin were $342.8 million and 19.8% for first quarter 2011 as compared to $238.5 million and 18.5% for first quarter 2010. The improvements in cost of sales and gross profit margin, as a percentage of net sales, were primarily due to the Company's ability to leverage manufacturing costs as sales volumes improved, and our continued focus on managing our manufacturing cost structure.

First quarter selling, general and administrative (“SG&A”) costs increased $34.8 million to $165.1 million from $130.3 million, and decreased as a percentage of net sales to 9.5% from 10.1% from the three months ended March 31, 2010. Research and development ("R&D") costs, which are included in SG&A expenses, increased $18.7 million to $61.0 million from $42.3 million as compared to the first quarter of 2010. As a percentage of net sales, R&D costs increased to 3.5% from 3.3% in the first quarter 2010. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth. The SG&A cost increase is also reflective of higher performance related compensation, as well as the first quarter 2011 acquisition of Haldex Traction Systems and the second quarter 2010 acquisition of Dytech.

Equity in affiliates’ earnings of $8.4 million decreased $0.9 million as compared with the first quarter of 2010 primarily due to lower production volumes in Japan.

First quarter interest expense and finance charges of $18.4 million increased $4.2 million as compared with first quarter 2010 primarily due to higher debt levels.

As of March 31, 2011, the Company's projected annual effective tax rate for 2011 is estimated to be 24.0%. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates' earnings.

In the first quarter of 2010 the Company's effective tax rate of 20.4% included an unfavorable one-time impact of $2.5 million from the change in tax legislation related to Medicare Part D subsidies. Excluding this item, the effective tax rate for the first quarter of 2010 was 18.0%. The Company's 2011 first quarter effective tax rate was higher than the first quarter of 2010 effective tax rate primarily due to the Company's increased profitability in higher taxed jurisdictions.

The Company’s earnings per diluted share was $1.00 and $0.63 for the first quarter ended March 31, 2011 and 2010, respectively. The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings per diluted share.

	Three Months Ended March 31,
	2011	2010
GAAP earnings per share — diluted	$1.00	$0.63
Non-recurring or non-comparable item:
Medicare Part D Tax Law Change	—	(0.02)
Total impact of non-recurring or non-comparable item per share — diluted	$—	$(0.02)

Reporting Segments

The Company's business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.

The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. The ROIC is comprised of projected earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for restructuring, goodwill impairment charges, affiliates' earnings and other items not reflective of on-going operating profit or loss (“Adjusted EBIT”) compared to the projected average capital investment required.

Adjusted EBIT is the measure of segment profit or loss used by the Company. The Company believes Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments.

Net Sales by Reporting Segment

	Three months ended March 31,
(millions of dollars)	2011	2010
Engine	$1,249.4	$906.0
Drivetrain	486.4	385.8
Inter-segment eliminations	(5.4)	(5.0)
Net sales	$1,730.4	$1,286.8

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three months ended March 31,
(millions of dollars)	2011	2010
Engine	$186.1	$106.7
Drivetrain	32.0	36.7
Adjusted EBIT	218.1	143.4
Corporate, including equity in affiliates' earnings and stock-based compensation	30.4	27.5
Interest income	(1.0)	(0.6)
Interest expense and finance charges	18.4	14.2
Earnings before income taxes and noncontrolling interest	170.3	102.3
Provision for income taxes	40.9	20.9
Net earnings	129.4	81.4
Net earnings attributable to the noncontrolling interest, net of tax	4.9	5.2
Net earnings attributable to BorgWarner Inc.	$124.5	$76.2

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

The Engine segment net sales increased $343.4 million, or 37.9%, and segment Adjusted EBIT increased $79.4 million, or 74.4%, from the first quarter 2010. The effect of changing currency rates had a negligible impact on Engine sales for the first quarter 2011 in comparison to 2010. The sales increase was primarily driven by strong global growth in all major product groups as well as the second quarter 2010 acquisition of Dytech. The Adjusted EBIT margin increase was primarily driven by strong global sales growth and continued cost management.

The Drivetrain segment net sales increased $100.6 million, or 26.1%, and segment Adjusted EBIT decreased $4.7 million, or 12.8%, from first quarter 2010. The effect of changing currency rates had a negligible impact on Drivetrain sales for the first quarter 2011 in comparison to 2010. The sales increase was primarily driven by strong growth of transmission components and torque management devices in Europe, Asia and the U.S and the first quarter 2011 acquisition of Haldex Traction Systems. The Adjusted EBIT margin decrease was primarily driven by increased research and development expenses, operational inefficiencies in its European operations, and Haldex Traction Systems acquisition related expenses.

Outlook for the Remainder of 2011

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

On March 11, 2011, an earthquake and tsunami hit the northeastern coast of Japan.  These events did not result in any damage to the Company's facilities located in Japan. The Company continues to actively monitor the situation and is working with its global customers and suppliers to minimize potential disruptions. As of March 31, 2011, these events have had a negligible impact on the Company's operations and financial results. We expect the impact on our business will be limited. Vehicle demand remains strong in our largest markets and should offset the volume declines in Japan.
FINANCIAL CONDITION AND LIQUIDITY

The Company had $222.9 million of cash on hand at March 31, 2011. The Company has a multi-currency revolving credit facility, which provides for borrowings up to $550 million and includes a feature that allows the Company to increase its borrowings to $600 million. The facility provides for borrowings through March 31, 2013, and is guaranteed by the Company's domestic subsidiaries. The Company has three key financial covenants as part of the credit agreement. These covenants are a net worth test, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test, and an interest coverage test. The Company was in compliance with all covenants at March 31, 2011 and expects to remain compliant in future periods. At March 31, 2011, the Company had $200.0 million of outstanding borrowings under these facilities. There were no outstanding borrowings under these facilities at December 31, 2010.

In addition to the credit facility, on February 11, 2011, the Company filed a new universal shelf registration with the Securities and Exchange Commission (“SEC”), under which an unlimited amount of various debt and equity instruments could be issued.

From a credit quality perspective, the Company has a credit rating of BBB from both Standard & Poor’s and Fitch Ratings and Baa3 from Moody’s. The current outlook for Standard & Poor’s, Fitch and Moody's Ratings is stable. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Net cash used in operating activities was $41.4 million in the first quarter of 2011. Net cash provided by operating activities was $64.1 million in the first quarter of 2010. The decrease of $105.5 million reflects increased working capital needs due to sales growth, higher payout of performance related compensation and higher tax payments, partially offset by improved earnings, in comparison to the first quarter 2010.

Net cash used in investing activities increased $219.5 million to $267.8 million for the first quarter 2011 from $48.3 million in the first quarter of 2010. This increase is primarily due to the $203.7 million acquisition of Haldex Traction Systems and higher capital spending in 2011. Capital spending, including tooling outlays, was $70.2 million in the first quarter 2011, compared with $55.3 million in 2010. Selective capital spending remains an area of focus for the Company, both in order to support our book of new business and for cost reductions and productivity improvements. The Company expects to continue to spend capital to support the launch of our new applications and for cost reductions and productivity improvement projects.

Net cash provided by financing activities increased $57.1 million to $78.6 million for the first quarter 2011 from $21.5 million in the first quarter of 2010. As of March 31, 2011, debt increased from year-end 2010 by $255.3 million. The change is primarily due to the Company's  outstanding revolver borrowings of $200.0 million, which was primarily used by the Company to repurchase approximately 2.5 million shares of its common stock for $188.2 million, of which $181.9 million was paid in the first quarter of 2011. The Company's cash decreased by $227.0 million primarily due to the Company's $203.7 million acquisition of Haldex Traction Systems. As a result of these transactions, our debt to capital ratio was 37.9% at the end of the first quarter versus 33.8% at the end of 2010.

On September 16, 2010, the Company issued $250 million in 4.625% senior notes due 2020. Interest is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2011.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under ASC Topic 470, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, the Company must account for the convertible senior notes by bifurcating the instruments between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. The Company’s March 31, 2011 Condensed Consolidated Balance Sheet includes debt of $353.3 million and capital in excess of par of $36.5 million. Additionally, ASC Topic 470 requires the Company to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
(millions of dollars)	2011	2010
Interest expense	$8.0	$7.6
Non-cash portion	$4.8	$4.4

The notes pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.

Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. Since the Company's stock price was above the convertible senior notes conversion price of $32.82, the if-converted value was approximately $533.8 million and $450.2 million higher than the face value of the convertible senior notes at March 31, 2011 and December 31, 2010, respectively. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of our common stock or a combination thereof at our election.

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

Litigation

In January 2006, DTP, a subsidiary of the Company, filed a declaratory judgment action in United States District Court, Southern District of Indiana (Indianapolis Division) against the United Automobile, Aerospace, and Agricultural Implements Workers of America (“UAW”) Local No. 287 and Gerald Poor, individually and as the representative of a defendant class. DTP sought the Court's affirmation that DTP did not violate the Labor-Management Relations Act or the Employee Retirement Income Security Act (ERISA) by unilaterally amending certain medical plans effective April 1, 2006 and October 1, 2006, prior to the expiration of the then-current collective bargaining agreements. On September 10, 2008, the Court found that DTP's reservation of the right to make such amendments reducing the level of benefits provided to retirees was limited by its collectively bargained health insurance agreement with the UAW, which did not expire until April 24, 2009. Thus, the amendments were untimely. In 2008, the Company recorded a charge of $4.0 million as a result of the Court's decision.

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP will not violate the Labor - Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009 the action pending in Indiana was dismissed, while the action in Michigan is continuing and in the discovery phase. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot estimate the amount or the range of potential loss, if any.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance of $13.2 million and $28.0 million at March 31, 2011 and at December 31, 2010, respectively. The accrued amounts do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company's results of operations, cash flows or financial condition. The Company expects to payout substantially all of the amounts accrued for environmental liability over the next three to five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. During 2000, Kuhlman Electric notified the Company that it discovered potential environmental contamination at its Crystal Springs, Mississippi plant while undertaking an expansion of the plant. The Company is continuing to work with the Mississippi Department of Environmental Quality and Kuhlman Electric to investigate and remediate to the extent necessary, historical contamination at the plant and surrounding area. Kuhlman Electric and others, including the Company, were sued in numerous related lawsuits, in which multiple claimants alleged personal injury and property damage relating to the alleged environmental contamination. In 2005, the Company and other defendants entered into settlements that resolved approximately 99% of those claims and the remainder of them have since been dismissed.

In 2007 and 2008, four additional lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs, alleging personal injury relating to the alleged environmental contamination.  One of the lawsuits, involving a single plaintiff, was dismissed by the trial court in April 2010 and the plaintiff's appeal of that decision was dismissed by the appellate court in August 2010. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs in the other three lawsuits and those of approximately 2,700 unfiled claimants represented by those plaintiffs' attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay up to $28.0 million in settlement funds, which was expensed in the second quarter of 2010. The Company paid $13.9 million in November 2010 and made the final payment of $13.9 million in February 2011.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2011 and December 31, 2010, the Company had approximately 16,000 and 17,000 pending asbestos-related product liability claims, respectively. Of the 16,000 outstanding claims at March 31, 2011, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2011, of the approximately 600 claims resolved, 80 (13.3%) resulted in any payment being made to a claimant by or on behalf of the Company. In the full year of 2010, of the approximately 7,700 claims resolved, only 245 (3.2%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were paid by the Company's primary layer insurance carriers under a series of funding arrangements. In addition to the primary insurance available for asbestos-related claims, the Company has substantial excess insurance coverage available for potential future asbestos-related product claims. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits.

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (“CNA”) against the Company and certain of its other historical general liability insurers. The court has issued a number of interim rulings and discovery is continuing. CNA and the Company have entered into a settlement agreement resolving their coverage disputes, pursuant to which CNA will pay amounts over the next four years to the Company. The Company is vigorously pursuing the litigation against the remaining insurers.

Although it is impossible to predict the outcome of pending or future claims or the impact of tort reform legislation that may be enacted at the State or Federal levels, due to the encapsulated nature of the products, the Company's experiences in vigorously defending and resolving claims in the past, and the Company's significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company's results of operations, cash flows or financial condition

To date, the Company has paid and accrued $163.4 million in defense and indemnity in advance of insurers' reimbursement and has received $80.5 million in cash and notes from insurers including CNA. The net balance of $82.9 million, is expected to be fully recovered, of which approximately $27.6 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2010, insurers owed $120.6 million in association with these claims.

In addition to the $82.9 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $54.0 million for claims asserted, but not yet resolved and their related defense costs at March 31, 2011. The Company also has a related asset of $54.0 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100.0% is expected based on the Company's experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to above. At December 31, 2010, the comparable value of the insurance asset and accrued liability was $50.6 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	March 31, 2011	December 31, 2010
Assets:
Prepayments and other current assets	$26.5	$25.8
Other non-current assets	27.5	24.8
Total insurance assets	$54.0	$50.6
Liabilities:
Accounts payable and accrued expenses	$26.5	$25.8
Other non-current liabilities	27.5	24.8
Total accrued liability	$54.0	$50.6

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010 the Financial Accounting Standards Board ("FASB") amended Topic 820, "Fair Value Measurements and Disclosures", which requires additional fair value disclosures for interim and annual reporting periods beginning after December 15, 2009. This guidance requires disclosures about transfers of financial instruments into and out of Level 1 and 2 designations and disclosures about purchases, sales, issuances and settlements of financial instruments with a Level 3 designation. The Company adopted this guidance on January 1, 2010.

In June 2009, the FASB ASC amended Topic 860, “Accounting for Transfer of Financial Assets”. ASC Topic 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC Topic 810, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. This Statement modifies the financial-components approach used in ASC Topic 860 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. Additionally, enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. On January 1, 2010, the Company elected to prospectively adopt ASC Topic 860. The impact of this adoption is an increase in receivables, net of $80 million and an increase in notes payable and other short-term debt of $80 million in the Company's December 31, 2010 Consolidated Balance Sheet.

In June 2009, the FASB amended ASC Topic 810, “Consolidation”, ASC Topic 810 requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, ASC Topic 810 requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in variable interest entities. On January 1, 2010, the Company adopted ASC Topic 810.  The adoption of this guidance did not have a material impact on the Company's financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as "anticipates," "believes," “continues,” “could,” “designed,” “effect,” "estimates," "evaluates,” “expects,” “forecasts,” “goal,” “initiative,” "intends," “outlook,” "plans," “potential,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. All statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates are inherently forward-looking. These statements are based on assumptions and analysis made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use by original equipment manufacturers of outside suppliers, fluctuations in demand for vehicles containing our products, changes in general economic conditions, impact of recent events in Japan, as well as the other risks noted

under Item 1A, “Risk Factors” within the Form 10-K for the fiscal year ended December 31, 2010 and in other reports that we file with the Securities and Exchange Commission. We do not undertake any obligation to update or announce publicly any updates to or revision to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

This section and the discussions contained in Item 1A, "Risk Factors," and in Item 7, subheading "Critical Accounting Policies" identified within the Form 10-K for the fiscal year ended December 31, 2010, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Act. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, financial condition and prospects.

Item 3.Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.Controls and Procedures

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
The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 13 — Contingencies to the Condensed Consolidated Financial Statements for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Repurchases and Authorization of Equity Securities)
The Company’s Board of Directors previously authorized the purchase of up to 14.8 million shares of the Company's common stock. At the Company's Board of Directors meeting held February 9, 2011, the Board of Directors authorized the additional purchase of up to 5.0 million shares of the Company’s common stock. As of March 31, 2011, the Company had repurchased 15,096,858 shares.
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
The following table provides information about Company purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2011, at a total cost of $188.2 million:
ISSUER REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Month Ended January 31, 2011	500,000	$70.29	500,000	1,736,472
Month Ended February 28, 2011	774,230	74.41	774,230	5,962,242
Month Ended March 31, 2011	1,259,100	75.80	1,259,100	4,703,142
Total	2,533,330	$74.27	2,533,330	4,703,142

NOTE: All purchases were made on the open market.

Item 5. Other Information

At the Annual Meeting of the Stockholders held on April 27, 2011, non-employee directors David T. Brown, Jan Carlson and Dennis C. Cuneo were elected to new three year terms as Class III Directors on the Company's Board of Directors, and each was granted 1,096 shares of restricted stock (restricted stock units were granted to Mr. Carlson) as equity compensation. Restrictions will expire on the first anniversary of the grant date. Non-employee director compensation is more fully described in the Company's proxy statement filed for its 2010 Annual Meeting of Stockholders. Executive Vice President, Chief Financial Officer and Chief Administrative Officer, Robin J. Adams was also elected to a new three year term as a Class III Director on the Company's Board of Directors.

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
Date: April 28, 2011