Form 10-Q
period 2011-06-30
BORGWARNER INC
filed 2011-07-28
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
YES ☐  NO ☑
As of July 21, 2011, the registrant had 109,609,781 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(millions of dollars)	June 30, 2011	December 31, 2010
ASSETS
Cash	$372.4	$449.9
Receivables, net	1,269.9	1,023.9
Inventories, net	495.5	430.6
Deferred income taxes	79.3	75.8
Prepayments and other current assets	88.6	79.7
Total current assets	2,305.7	2,059.9

Property, plant and equipment, net	1,681.4	1,542.6
Investments and advances	336.8	307.9
Goodwill	1,240.7	1,113.5
Other non-current assets	661.4	531.1
Total assets	$6,226.0	$5,555.0

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$165.8	$122.4
Current portion of long-term debt	363.6	6.1
Accounts payable and accrued expenses	1,362.1	1,224.1
Income taxes payable	45.1	39.7
Total current liabilities	1,936.6	1,392.3

Long-term debt	919.5	1,051.9
Other non-current liabilities:
Retirement-related liabilities	450.0	438.1
Other	421.4	362.9
Total other non-current liabilities	871.4	801.0

Common stock	1.2	1.2
Capital in excess of par value	1,135.5	1,100.4
Retained earnings	1,846.7	1,560.2
Accumulated other comprehensive income (loss)	65.9	(53.7)
Treasury stock	(618.4)	(349.5)
Total BorgWarner Inc. stockholders’ equity	2,430.9	2,258.6
Noncontrolling interest	67.6	51.2
Total equity	2,498.5	2,309.8
Total liabilities and equity	$6,226.0	$5,555.0

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2011	2010	2011	2010
Net sales	$1,818.8	$1,421.7	$3,549.2	$2,708.5
Cost of sales	1,461.7	1,146.3	2,849.3	2,194.6
Gross profit	357.1	275.4	699.9	513.9

Selling, general and administrative expenses	157.7	137.8	322.8	268.1
Other (income) expense	(28.9)	20.3	(30.5)	21.9
Operating income	228.3	117.3	407.6	223.9

Equity in affiliates’ earnings, net of tax	(8.1)	(10.0)	(16.5)	(19.3)
Interest income	(1.2)	(0.6)	(2.2)	(1.2)
Interest expense and finance charges	20.5	14.2	38.9	28.4
Earnings before income taxes and noncontrolling interest	217.1	113.7	387.4	216.0

Provision for income taxes	49.8	26.0	90.7	46.9
Net earnings	167.3	87.7	296.7	169.1
Net earnings attributable to the noncontrolling interest, net of tax	5.3	4.9	10.2	10.1
Net earnings attributable to BorgWarner Inc.	$162.0	$82.8	$286.5	$159.0

Earnings per share — basic	$1.49	$0.72	$2.61	$1.37

Earnings per share — diluted	$1.31	$0.68	$2.30	$1.31

Weighted average shares outstanding:
Basic	108.761	115.362	109.697	115.869
Diluted	128.142	129.078	129.183	129.372

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(millions of dollars)	2011	2010
OPERATING
Net earnings	$296.7	$169.1
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	125.0	114.5
Amortization of intangible assets and other	15.1	13.6
Environmental litigation settlement, net of cash paid	—	28.0
Bond amortization	9.8	8.9
Stock based compensation expense	11.2	10.6
Deferred income tax benefit	(14.6)	(15.7)
BERU - Eichenauer equity investment gain	—	(8.0)
Equity in affiliates’ earnings, net of dividends received, and other	(20.3)	(18.7)
Net earnings adjusted for non-cash charges to operations	422.9	302.3
Changes in assets and liabilities:
Receivables	(156.3)	(231.0)
Inventories	(31.0)	(51.2)
Prepayments and other current assets	(5.7)	(10.6)
Accounts payable and accrued expenses	25.3	177.5
Income taxes payable	(2.7)	35.6
Other non-current assets and liabilities	(2.9)	(14.3)
Net cash provided by operating activities	249.6	208.3

INVESTING
Capital expenditures, including tooling outlays	(159.9)	(107.4)
Net proceeds from asset disposals	5.5	3.9
Payments for business acquired, net of cash acquired	(203.7)	(164.7)
Net proceeds from sale of business	2.1	5.0
Net cash used in investing activities	(356.0)	(263.2)

FINANCING
Net increase in notes payable	37.0	67.8
Additions to long-term debt, net of debt issuance costs	353.9	—
Repayments of long-term debt, including current portion	(139.7)	(11.2)
Payment for purchase of treasury stock	(268.8)	(154.8)
Proceeds from stock options exercised, including the tax benefit	38.2	23.7
Taxes paid on restricted stock award vestings	(14.4)	—
Capital contribution from noncontrolling interest	19.5	—
Dividends paid to noncontrolling stockholders	(9.2)	(7.8)
Net cash provided by (used in) financing activities	16.5	(82.3)
Effect of exchange rate changes on cash	12.4	(32.7)
Net decrease in cash	(77.5)	(169.9)
Cash at beginning of year	449.9	357.4
Cash at end of period	$372.4	$187.5

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$36.3	$25.3
Income taxes	78.0	25.3
Non-cash investing transactions:
Liabilities assumed from business acquired	5.3	—
Non-cash financing transactions:
Performance share plans	3.6	3.8
Debt assumed from business acquired	5.9	—

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The balance sheet as of December 31, 2010 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and accompanying notes, as well as, the amounts of revenues and expenses reported during the periods covered by those financial statements and accompanying notes. Actual results could differ from these estimates.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2011	2010	2011	2010
Gross R&D expenditures	$76.1	$56.2	$145.2	$108.4
Customer reimbursements	(11.4)	(10.1)	(19.5)	(20.0)
Net R&D expenditures	$64.7	$46.1	$125.7	$88.4

The Company has contracts with several customers at the Company’s various R&D locations. No such contract exceeded $6.0 million in any of the periods presented.

(3) Other (Income) Expense

Items included in other (income) expense consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2011	2010	2011	2010
Patent infringement settlement, net of legal costs incurred	$(29.1)	$—	$(29.1)	$—
Environmental litigation settlement	—	28.0	—	28.0
BERU - Eichenauer equity investment gain	—	(8.0)	—	(8.0)
Other	0.2	0.3	(1.4)	1.9
Other (income) expense	$(28.9)	$20.3	$(30.5)	$21.9

On May 16, 2011, BorgWarner and Honeywell settled a lawsuit resolving BorgWarner's patent infringement claims. As a result of the settlement, Honeywell has paid $32.5 million for a paid up license to use the asserted BorgWarner patents. During 2011, the Company incurred $3.4 million in legal costs related to this lawsuit and after deducting these costs, the Company recorded a net gain of $29.1 million.

On May 1, 2010, the Company completed the acquisition of BERU-Eichenauer GmbH by acquiring the shares of its former joint venture partner, Eichenauer Heizelemente GmbH & Co. KG. The former 50/50 joint venture was formed in 2000 to develop and manufacture electric cabin heaters. As a result of adjusting the Company's fifty percent investment to fair value under Accounting Standards Codification ("ASC") Topic 805, the Company recorded a pre-tax gain of $8.0 million.

See Note 14 to the Condensed Consolidated Financial Statements for more information regarding the Company's second quarter 2010 environmental litigation settlement.

(4) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

At June 30, 2011, the Company's projected annual effective tax rate for 2011 is estimated to be 23.7%, which includes $11.0 million of additional tax expense associated with the Company's patent infringement settlement and a tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates' earnings.

At June 30, 2010, the Company's annual effective tax rate for 2010 was estimated to be 21.8%, which included the impact of the change in tax legislation related to Medicare Part D subsidies of $2.5 million, the additional tax expense associated with the BERU - Eichenauer equity investment gain and the tax benefit associated with the Company's environmental litigation settlement.

In addition to the impact of the items noted above, the estimated annual effective tax rate for 2011 is higher than the estimated annual effective tax rate for 2010 primarily due to the Company's increased profitability in higher taxed jurisdictions.

(5) Inventories

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	June 30,	December 31,
(millions of dollars)	2011	2010
Raw material and supplies	$289.6	$244.0
Work in progress	99.9	88.1
Finished goods	120.8	111.7
FIFO inventories	510.3	443.8
LIFO reserve	(14.8)	(13.2)
Inventories, net	$495.5	$430.6

(6) Property, Plant & Equipment

	June 30,	December 31,
(millions of dollars)	2011	2010
Land and buildings	$714.0	$669.3
Machinery and equipment	2,091.1	1,961.2
Capital leases	2.4	2.3
Construction in progress	168.0	128.2
Total property, plant & equipment	2,975.5	2,761.0
Less: accumulated depreciation	(1,394.7)	(1,308.0)
	1,580.8	1,453.0
Tooling, net of amortization	100.6	89.6
Property, plant and equipment, net	$1,681.4	$1,542.6

As of June 30, 2011 and December 31, 2010, accounts payable of $37.6 million and $28.9 million, respectively, were related to property, plant and equipment purchases.

As of June 30, 2011 and December 31, 2010, specific assets of $3.7 million and $3.4 million, respectively, were pledged as collateral under certain of the Company’s long-term debt agreements.

As of June 30, 2011 and December 31, 2010, the Company's conditional asset retirement obligation relating to 45 of its manufacturing locations was $1.1 million and $1.2 million, respectively. This obligation represents the Company's liability to remove hazardous building materials related to certain facilities.

Interest costs capitalized for the six months ended June 30, 2011 and June 30, 2010 were $6.0 million and $5.6 million, respectively.

(7) Product Warranty

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

	Six Months Ended June 30,
(millions of dollars)	2011	2010
Beginning balance	$66.8	$61.7
Acquisition	4.5	3.0
Provisions	24.1	20.5
Payments	(25.4)	(15.5)
Translation adjustment	3.7	(5.6)
Ending balance	$73.7	$64.1

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
(millions of dollars)	2011	2010
Accounts payable and accrued expenses	$34.2	$37.0
Other non-current liabilities	39.5	29.8
Total product warranty liability	$73.7	$66.8

(8) Notes Payable and Long-Term Debt

As of June 30, 2011 and December 31, 2010, the Company had short-term and long-term debt outstanding as follows:

	June 30,	December 31,
(millions of dollars)	2011	2010
Short-term debt
Short-term borrowings	$85.8	$42.4
Receivables securitization	80.0	80.0
Total short-term debt	$165.8	$122.4

Long-term debt
3.50% Convertible senior notes due 04/15/12	$358.3	$348.5
5.75% Senior notes due 11/01/16 ($150 million par value)	149.4	149.4
8.00% Senior notes due 10/01/19 ($134 million par value)	133.9	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	247.7	247.5
7.125% Senior notes due 02/15/29 ($121 million par value)	119.3	119.3
Multi-currency revolving credit facility	225.0	—
Term loan facilities & other	23.6	31.6
Unamortized portion of debt derivatives	25.9	27.8
Total long-term debt	1,283.1	1,058.0
Less: current portion	363.6	6.1
Long-term debt, net of current portion	$919.5	$1,051.9

The weighted average interest rate on all borrowings outstanding as of June 30, 2011 and December 31, 2010 was 5.7% and 6.4%, respectively.

On June 30, 2011, the Company amended and extended its $550 million multi-currency revolving credit facility (which included a feature that allowed the Company's borrowings to be increased to $600 million) to a $650 million multi-currency revolving credit facility (which includes a feature that allows the Company's borrowings to be increased to $1 billion). The facility provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants as part of the credit agreement. These covenants are a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at June 30, 2011 and expects to remain compliant in future periods. At June 30, 2011, the Company had outstanding borrowings of $225.0 million under this facility. There were no outstanding borrowings under this facility at December 31, 2010.

On September 16, 2010, the Company issued $250 million in 4.625% senior notes due in 2020. Interest is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2011.

On September 8, 2010, the Company amended its December 21, 2009 Receivable Purchase Agreement, which increased the accounts receivable securitization facility from $50 million to $80 million. This facility matures on December 21, 2012. The Company paid servicing fees related to these receivables of $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2010, respectively. These amounts are recorded in interest expense and finance charges in the Condensed Consolidated Statements of Operations.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under ASC Topic 470, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)," the Company must account for the convertible senior notes by bifurcating the instruments between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. The Company’s June 30, 2011 Condensed Consolidated Balance Sheet includes debt of $358.3 million and capital in excess of par of $36.5 million. Additionally, ASC Topic 470 requires the Company to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible senior notes in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2011	2010	2011	2010
Interest expense	$8.3	$7.8	$16.3	$15.4
Non-cash portion	$5.0	$4.5	$9.8	$8.9

The notes pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.

Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009 of $25.74 per share. Since the Company's stock price was above the convertible senior notes conversion price of $32.82, the if-converted value was approximately $546.3 million and $450.2 million higher than the face value of the convertible senior notes at June 30, 2011 and December 31, 2010, respectively. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of its common stock or a combination thereof at our election.

As of June 30, 2011 and December 31, 2010, the estimated fair values of the Company’s senior unsecured notes totaled $1,591.0 million and $1,482.3 million, respectively. The estimated fair values were $582.4 million and $483.7 million higher at June 30, 2011 and December 31, 2010, respectively, than their carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit at June 30, 2011 and December 31, 2010 of $50.0 million and $26.5 million, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

(9) Fair Value Measurements

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

		Basis of Fair Value Measurements
(millions of dollars)	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Foreign exchange contracts	$3.0	$—	$3.0	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$21.0	$—	$21.0	$—	C
Liabilities:
Foreign exchange contracts	$11.2	$—	$11.2	$—	A
Net investment hedge contracts	$82.3	$—	$82.3	$—	A

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

		Basis of Fair Value Measurements
(millions of dollars)	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Assets:
Foreign exchange contracts	$2.7	$—	$2.7	$—	A
Liabilities:
Foreign exchange contracts	$6.4	$—	$6.4	$—	A
Net investment hedge contracts	$75.7	$—	$75.7	$—	A

(10) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts, and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At June 30, 2011, the Company had no derivative contracts that contained credit risk related contingent features.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). Fair values of cross-currency swaps are based on observable inputs, such as interest rate, yield curves, credit risks, currency exchange rates and other external valuation methodology (Level 2 inputs under ASC Topic 820).

At June 30, 2011 and December 31, 2010, the following cross-currency swaps were outstanding:

	Cross-Currency Swaps
	Notional	Notional
(in millions)	in USD	in Local Currency	Duration
Floating $ to floating €	$75.0	€58.5	Oct - 19
Floating $ to floating ¥	$150.0	¥17,581.5	Nov - 16

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges.

At June 30, 2011 and December 31, 2010, the following commodity derivative contracts were outstanding:

	Commodity Derivative Contracts
Commodity	Volume Hedged June 30, 2011	Volume Hedged December 31, 2010	Units of Measure	Duration
Natural gas	116,700	258,900	MMBtu	Dec - 11

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency.

At June 30, 2011 and December 31, 2010 the following foreign currency derivative contracts were outstanding:

Foreign Currency Derivatives (in millions)
Functional Currency	Traded Currency	Notional in Traded Currency June 30, 2011	Notional in Traded Currency December 31, 2010	Duration
British pound	Euro	86.1	107.3	Dec - 13
Euro	British pound	2.9	—	Dec - 11
Euro	Hungarian forint	2,640.0	—	Dec - 11
Euro	Polish zloty	12.0	—	Dec - 11
Euro	US dollar	15.9	20.2	Dec - 11
Indian rupee	US dollar	0.9	1.9	Dec - 11
Japanese yen	US dollar	1.5	—	Dec - 11
Korean won	Euro	37.4	45.7	Dec - 12
Mexican peso	Euro	14.6	13.5	Dec - 11
Mexican peso	US dollar	12.6	—	Dec - 11
US dollar	Indian rupee	67.7	141.5	Dec - 11
US dollar	Euro	0.7	1.7	Sep - 11

In 2006, the Company entered into a series of interest rate swaps designated as fair value hedges on a portion of its senior notes. In the first quarter of 2009, the Company terminated interest rate swaps designated as fair value hedges of debt. Therefore, the basis adjustments of $34.5 million present at the termination of the hedging relationship are being amortized over the remaining life of the respective debt maturing in 2016 and 2019. As of June 30, 2011, there were no outstanding fixed to floating interest rate swap agreements.

At June 30, 2011 and December 31, 2010, the following amounts were recorded in the Company’s Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(millions of dollars)	Location	June 30, 2011	December 31, 2010	Location	June 30, 2011	December 31, 2010
Foreign currency contracts	Prepayments and other current assets	$3.0	$2.7	Accounts payable and accrued expenses	$6.1	$3.3
	Other non-current assets	—	—	Other non-current liabilities	5.1	3.1
Net investment hedge contracts	Other non-current assets	—	—	Other non-current liabilities	82.3	75.7

Effectiveness for cash flow and net investment hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. To the extent that derivative instruments are deemed to be effective as defined by ASC Topic 815, gains and losses arising from these contracts are deferred in accumulated other comprehensive income (loss) (AOCI). Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized.

The table below shows deferred gains and losses at the end of the period reported in AOCI and amounts expected to be reclassified to income or loss within the next twelve months. The gain or loss expected to be reclassified to income or loss in one year or less assumes no change in the current relationship of the hedged item at June 30, 2011 market rates.

(millions of dollars)	Deferred gain (loss) in AOCI at		Gain (Loss) expected to be reclassified to income in one year or less
Contract Type	June 30, 2011	December 31, 2010
Foreign currency	$(7.9)	$(3.7)	$(2.9)
Commodity	—	1.6	—
Net investment hedges	(77.6)	(69.3)	—
Total	$(85.5)	$(71.4)	$(2.9)

Net investment hedges are derivative contracts entered into to hedge against changes in exchange rates that affect the overall value of net investments in foreign entities. Gains and losses on net investment hedges are recorded in AOCI and are used to offset equivalent gains or losses in the value of net investments that are recorded in translation gains and losses which is also a component of AOCI. Net investment hedges, designated under ASC Topic 815, held during the period resulted in the following gains or losses recorded in income:

		Gain (Loss) reclassified from AOCI to income (effective portion)			Gain (Loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	June 30, 2011	June 30, 2010	Location	June 30, 2011	June 30, 2010
Cross-currency swap	Interest expense	$—	$—	Interest expense	$(0.3)	$1.7

		Gain (Loss) reclassified from AOCI to income (effective portion)			Gain (Loss) recognized in income (ineffective portion)
(millions of dollars)		Six Months Ended			Six Months Ended
Contract Type	Location	June 30, 2011	June 30, 2010	Location	June 30, 2011	June 30, 2010
Cross-currency swap	Interest expense	$—	$—	Interest expense	$1.8	$2.9

Cash flow hedges are derivative contracts entered into to hedge against fluctuations in foreign exchange rates and commodity prices. The effective portion of gains or losses exactly offset gains or losses in the underlying transaction that they were designated to hedge, and are recorded on the same line in the statement of operations. Ineffectiveness resulting from imperfect matches between changes in value of hedge contracts and changes in value of the underlying transaction are immediately recognized in income. Cash flow hedges, designated under ASC Topic 815, held during the period resulted in the following gains and losses recorded in income:

		Gain (Loss) reclassified from AOCI to income (effective portion)			Gain (Loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	June 30, 2011	June 30, 2010	Location	June 30, 2011	June 30, 2010
Foreign currency	Sales	$(0.6)	$0.8	SG&A expense	$—	$0.8
Foreign currency	Cost of goods sold	(0.4)	(0.4)	SG&A expense	—	—
Foreign currency	SG&A expense	0.5	(0.2)	SG&A expense	—	—
Commodity	Cost of goods sold	—	2.1	Cost of goods sold	—	(3.1)

		Gain (Loss) reclassified from AOCI to income (effective portion)			Gain (Loss) recognized in income (ineffective portion)
(millions of dollars)		Six Months Ended			Six Months Ended
Contract Type	Location	June 30, 2011	June 30, 2010	Location	June 30, 2011	June 30, 2010
Foreign currency	Sales	$(0.8)	$(0.1)	SG&A expense	$—	$1.3
Foreign currency	Cost of goods sold	(0.6)	(0.7)	SG&A expense	—	—
Foreign currency	SG&A expense	0.6	(0.2)	SG&A expense	—	—
Commodity	Cost of goods sold	—	4.0	Cost of goods sold	—	(1.0)

At June 30, 2011, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

(11) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company’s defined benefit pension plans for 2011 range from $30 million to $40 million, of which $11.1 million has been contributed through the first six months of the year. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans.

On March 24, 2010, the Company finalized its settlement agreement regarding the closure of the BorgWarner Diversified Transmission Products Plant in Muncie, Indiana ("Muncie Plant") with the Pension Benefit Guaranty Corporation in which the Company will make certain payments directly to the Muncie Plant's defined benefit pension plan (the “Plan”). On December 23, 2009, the Company made an initial cash contribution of $23 million for the 2009 Plan year, consistent with the settlement agreement. Also under the settlement agreement for each of the 2011, 2012 and 2013 Plan years, the Company will make a cash contribution to the Plan in the amount of $15 million, unless this contribution exceeds the maximum amounts deductible under the applicable U.S. tax regulations. The Company provided $35 million in the form of a surety bond and will waive a credit balance valued at $8 million in 2014. As of June 30, 2011, the Company has replaced the original surety bond with $35 million in letters of credit.

The components of net periodic benefit cost recorded in the Company’s Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other post employment benefits
(millions of dollars)	2011		2010		2011	2010
Three Months Ended June 30,	US	Non-US	US	Non-US
Service cost	$—	$2.7	$—	$2.6	$0.1	$0.2
Interest cost	4.1	4.4	4.3	3.4	3.0	3.7
Expected return on plan assets	(5.2)	(2.9)	(4.9)	(2.3)	—	—
Amortization of unrecognized prior service benefit	(0.3)	—	(0.2)	—	(1.7)	(1.8)
Amortization of unrecognized loss	1.6	0.2	1.7	0.1	2.0	2.2
Net periodic benefit cost	$0.2	$4.4	$0.9	$3.8	$3.4	$4.3

	Pension benefits				Other post employment benefits
(millions of dollars)	2011		2010		2011	2010
Six Months Ended June 30,	US	Non-US	US	Non-US
Service cost	$—	$5.2	$—	$4.8	$0.3	$0.4
Interest cost	8.1	9.0	8.7	7.4	5.9	7.3
Expected return on plan assets	(10.4)	(5.7)	(9.8)	(4.7)	—	—
Amortization of unrecognized prior service benefit	(0.4)	—	(0.4)	—	(3.4)	(3.5)
Amortization of unrecognized loss	3.2	0.4	3.3	0.4	4.0	4.5
Net periodic benefit cost	$0.5	$8.9	$1.8	$7.9	$6.8	$8.7

(12) Stock-Based Compensation

Under the Company’s 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company’s common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company’s 2004 Stock Incentive Plan, which was amended at the Company’s 2009 Annual Stockholders Meeting, among other things, to increase the number of stock options or restricted shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), 12.5 million shares were authorized for grant, of which 2,086,822 shares are available for future award.

A summary of the Plans’ shares under option for the six months ended June 30, 2011 is as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at December 31, 2010	3,253	$28.64	4.9	$142.2
Exercised	(476)	$28.40
Outstanding and exercisable at March 31, 2011	2,777	$28.69	4.7	$141.6
Exercised	(208)	$25.83
Outstanding and exercisable at June 30, 2011	2,569	$28.91	4.5	$133.3

At its November 2007 meeting, the Company's Compensation Committee decided that restricted common stock awards and stock units ("restricted stock") would be awarded in place of stock options for long-term incentive award grants to employees. Restricted stock granted to employees vests fifty percent after two years and the remainder after three years from the date of grant. Restricted stock granted to non-employee directors generally vests on the anniversary date of the grant.

The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In February 2011, restricted stock in the amount of 270,144 was granted to employees under the 2004 Stock Incentive Plan. In April 2011, restricted stock in the amount of 3,288 was granted to non-employee directors under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in equity, and is amortized as compensation expense over the restricted periods.

Restricted stock compensation expense reduced earnings before income taxes and noncontrolling interest, net earnings and earnings per share for the three and six months ended June 30, 2011 and 2010 by:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars, except per share data)	2011	2010	2011	2010
Earnings before income taxes and noncontrolling interest	$4.7	$5.6	$7.6	$10.4
Net earnings	$3.6	$4.4	$5.8	$8.3
Earnings per share — basic	$0.03	$0.04	$0.05	$0.07
Earnings per share — diluted	$0.03	$0.03	$0.04	$0.06

A summary of the Company’s nonvested restricted stock for the six months ended June 30, 2011 is as follows:

	Shares Subject to Restriction (thousands)	Weighted Average Price
Nonvested at December 31, 2010	1,870.6	$30.55
Granted	270.1	$70.47
Vested	(572.0)	$27.00
Forfeited	(12.4)	$30.14
Nonvested at March 31, 2011	1,556.3	$38.79
Granted	3.3	$78.47
Vested	(25.2)	$33.69
Forfeited	(27.3)	$38.03
Nonvested at June 30, 2011	1,507.1	$38.98

(13) Comprehensive Income (Loss)

The amounts presented as changes in accumulated other comprehensive income (loss), net of related taxes, are added to (deducted from) net earnings resulting in comprehensive income (loss). The following table summarizes the components of comprehensive income (loss) on an after-tax basis for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2011	2010	2011	2010
Foreign currency translation adjustments	$40.1	$(128.4)	$131.3	$(215.2)
Market value change in hedge instruments	(6.8)	(0.5)	(10.6)	10.1
Unrealized gain on available-for-sale securities	0.2	—	0.2	—
Defined benefit post employment plans	—	—	(4.0)	—
Change in accumulated other comprehensive income (loss)	33.5	(128.9)	116.9	(205.1)
Net earnings attributable to BorgWarner Inc.	162.0	82.8	286.5	159.0
Comprehensive income (loss)	195.5	(46.1)	403.4	(46.1)
Comprehensive income (loss) attributable to the noncontrolling interest	1.3	(4.0)	2.7	(2.9)
Comprehensive income (loss) attributable to BorgWarner Inc.	$196.8	$(50.1)	$406.1	$(49.0)

(14)  Contingencies

In the normal course of business, the Company and its subsidiaries are parties to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company's environmental and product liability contingencies are discussed separately below. The Company's management does not expect that the results in any of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP will not violate the Labor - Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009 the action pending in Indiana was dismissed, while the action in Michigan is continuing and in the discovery phase. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot reasonably estimate the amount or the range of potential loss, if any.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 40 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance of $12.3 million and $28.0 million at June 30, 2011 and at December 31, 2010, respectively. The accrued amounts do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company's results of operations, financial position or cash flows. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of June 30, 2011 and December 31, 2010, the Company had approximately 16,000 and 17,000 pending asbestos-related product liability claims, respectively. Of the 16,000 outstanding claims at June 30, 2011, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2011, of the approximately 900 claims resolved, 157 (17.4%) resulted in any payment being made to a claimant by or on behalf of the Company. In the full year of 2010, of the approximately 7,700 claims resolved, only 245 (3.2%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

Although it is impossible to predict the outcome of pending or future claims or the impact of tort reform legislation that may be enacted at the state or federal levels, due to the encapsulated nature of the products, the Company's experience in vigorously defending and resolving claims in the past, and the Company's significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company's results of operations, financial position or cash flows.

To date, the Company has paid and accrued $174.1 million in defense and indemnity in advance of insurers' reimbursement and has received $80.9 million in cash and notes from insurers including CNA. The net balance of $93.2 million, is expected to be fully recovered, of which approximately $29.9 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2010, insurers owed $120.6 million in association with these claims.

In addition to the $93.2 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $55.2 million for claims asserted, but not yet resolved and their related defense costs at June 30, 2011. The Company also has a related asset of $55.2 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company's experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to above. At December 31, 2010, the comparable value of the insurance asset and accrued liability was $50.6 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	June 30, 2011	December 31, 2010
Assets:
Prepayments and other current assets	$26.6	$25.8
Other non-current assets	28.6	24.8
Total insurance assets	$55.2	$50.6
Liabilities:
Accounts payable and accrued expenses	$26.6	$25.8
Other non-current liabilities	28.6	24.8
Total accrued liabilities	$55.2	$50.6

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

(15) Earnings Per Share

The Company presents both basic and diluted earnings per share of common stock (“EPS”) amounts. Basic EPS is calculated by dividing net earnings attributable to BorgWarner Inc. by the weighted average shares of common stock outstanding during the reporting period. The Company has 390 million common shares authorized, of which 108,674,881 were outstanding at June 30, 2011. Diluted EPS is calculated by dividing net earnings attributable to BorgWarner Inc. by the weighted average shares of common stock and common equivalent stock outstanding during the reporting period. The dilutive impact of stock based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market pricing during the period.

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

The potential common shares associated with the Company's 3.50% convertible notes due April 15, 2012 are reflected in diluted earnings per share using the “if-converted” method. Under this method, if dilutive, the common stock is assumed issued as of the beginning of the reporting period and included in calculating diluted earnings per share of common stock. In addition, if dilutive, interest expense, net of tax, related to the convertible notes is added back to the numerator in calculating diluted earnings per share of common stock.

Separately and concurrently with the issuance of the Company's 3.50% convertible notes, the Company entered into a bond hedge overlay, including warrants and options. If the Company's weighted-average share price exceeds $38.61 per share, the warrants will be dilutive to the Company's earnings. If the Company's weighted average share price exceeds $32.82 per share, the offsetting bond hedge will be anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2011	2010	2011	2010
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$162.0	$82.8	$286.5	$159.0
Weighted average shares of common stock outstanding	108.761	115.362	109.697	115.869
Basic earnings per share of common stock	$1.49	$0.72	$2.61	$1.37

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$162.0	$82.8	$286.5	$159.0
Adjustment for net interest expense on convertible notes	5.4	5.1	10.6	10.1
Diluted net earnings attributable to BorgWarner Inc.	$167.4	$87.9	$297.1	$169.1

Weighted average shares of common stock outstanding	108.761	115.362	109.697	115.869

Effect of 3.50% convertible notes	11.389	11.389	11.389	11.389
Effect of warrant	5.421	0.118	5.419	0.059
Effect of stock-based compensation	2.571	2.209	2.678	2.055
Total dilutive effect on weighted average shares of common stock outstanding	19.381	13.716	19.486	13.503
Weighted average shares of common stock outstanding including dilutive shares	128.142	129.078	129.183	129.372
Diluted earnings per share of common stock	$1.31	$0.68	$2.30	$1.31

Total anti-dilutive shares:
Bond hedge	6.317	1.808	6.314	1.526

(16) Reporting Segments

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

The following tables show segment information, including Adjusted EBIT, for the Company's reporting segments:

Net Sales by Reporting Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2011	2010	2011	2010
Engine	$1,297.9	$1,017.6	$2,547.3	$1,923.6
Drivetrain	525.7	408.7	1,012.1	794.5
Inter-segment eliminations	(4.8)	(4.6)	(10.2)	(9.6)
Net sales	$1,818.8	$1,421.7	$3,549.2	$2,708.5

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2011	2010	2011	2010
Engine	$197.2	$132.8	$383.3	$239.5
Drivetrain	38.9	37.3	70.9	74.0
Adjusted EBIT	236.1	170.1	454.2	313.5
Patent infringement settlement, net of legal costs incurred	(29.1)	—	(29.1)	—
Environmental litigation settlement	—	28.0	—	28.0
BERU - Eichenauer equity investment gain	—	(8.0)	—	(8.0)
Corporate, including equity in affiliates' earnings and stock-based compensation	28.8	22.8	59.2	50.3
Interest income	(1.2)	(0.6)	(2.2)	(1.2)
Interest expense and finance charges	20.5	14.2	38.9	28.4
Earnings before income taxes and noncontrolling interest	217.1	113.7	387.4	216.0
Provision for income taxes	49.8	26.0	90.7	46.9
Net earnings	167.3	87.7	296.7	169.1
Net earnings attributable to the noncontrolling interest, net of tax	5.3	4.9	10.2	10.1
Net earnings attributable to BorgWarner Inc.	$162.0	$82.8	$286.5	$159.0

Total Assets

(millions of dollars)	June 30, 2011	December 31, 2010
Engine	$3,566.2	$3,277.7
Drivetrain	1,614.9	1,230.5
Total	5,181.1	4,508.2
Corporate (a)	1,044.9	1,046.8
Total assets	$6,226.0	$5,555.0
____________________________________

(a)	Corporate assets include equity in affiliates, investments and advances and deferred income taxes.

(17) New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") amended ASC Topic 220, "Comprehensive Income," which requires the presentation of the components of net income and comprehensive income in one continuous statement or two consecutive statements and requires companies to separately disclose reclassifications from other comprehensive income into net income on the face of the financial statements. This guidance requires retrospective application and is effective for interim and annual periods beginning after December 15, 2011. The Company will reflect the change in presentation in all periods presented in future filings beginning with the period ending March 31, 2012.

In May 2011, the FASB amended ASC Topic 820, “Fair Value Measurements and Disclosures,” which clarifies the application of existing fair value measurement guidance and amends the guidance to include increased transparency around valuation inputs and investment categorization. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company anticipates the adoption of this guidance will not have a material impact on the Company’s financial statements.

In October 2009, the FASB amended ASC Topic 605, "Revenue Recognition," which amends the criteria for separating consideration in multiple-deliverable arrangements and expands the disclosure requirements related to these arrangements. On January 1, 2011, the Company adopted this amendment to ASC Topic 605. The adoption of this guidance did not have a material impact on the Company's financial statements.

(18) Recent Transactions

Traction Systems division of Haldex Group

On January 31, 2011, the Company acquired 100% of the stock of Haldex Traction Holding II AB. ("Haldex Traction Systems"). Haldex Traction Systems has operations in Sweden, Hungary, and Mexico. The consideration, net of cash acquired, for the acquisition was $214.9 million (1.38 billion Swedish Krona).

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

In connection with the acquisition, the Company capitalized $96.7 million for customer relationships, $17.5 million for patented and unpatented technology and $3.0 million for trade names. Customer relationships, patented and unpatented technology and trade names will be amortized over 12, 11 and 2 year lives, respectively.

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

The Company's products fall into two reporting segments: Engine and Drivetrain. The Engine segment's products include turbochargers, timing devices and chain products, emissions systems, thermal systems, diesel coldstart, gas ignition technology and cabin heaters. The Drivetrain segment's products are transmission components and systems and all-wheel drive torque management systems.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Net sales for the three months ended June 30, 2011 totaled $1,818.8 million, a 27.9% increase from the three months ended June 30, 2010. This increase occurred while light-vehicle production was down 2% worldwide, including a 1% decline in North America and a 6% decline in Asia from the previous year's second quarter. Light-vehicle production was up 1% in Europe from the previous year's second quarter. The net sales increase included the first quarter 2011 acquisition of Haldex Traction Holding II AB ("Haldex Traction Systems"), as well as the impact of strengthening foreign currencies, primarily the Euro, of approximately $135 million. Currency fluctuations impacted all of the Company’s product lines. Without the acquisition of Haldex Traction Systems and the impact of foreign currency, the increase in global net sales would have been approximately 15%.

Cost of sales as a percentage of net sales decreased to 80.4% in the second quarter 2011 from 80.6% in the second quarter 2010. The Company's material cost of sales was approximately 50% of net sales, consistent throughout the periods presented. The Company's remaining cost to convert raw material to finished product (conversion cost) improved compared to the second quarter of 2010. Gross profit and gross margin were $357.1 million and 19.6% for the second quarter 2011 as compared to $275.4 million and 19.4% for the second quarter 2010. The improvements in cost of sales and gross profit margin, as a percentage of net sales, were primarily due to the Company's ability to leverage manufacturing costs as sales volumes improved and our continued focus on managing our manufacturing cost structure.

Second quarter selling, general and administrative (“SG&A”) costs increased $19.9 million to $157.7 million from $137.8 million, and decreased as a percentage of net sales to 8.7% from 9.7% from the second quarter 2010. Research and development ("R&D") costs, which are included in SG&A expenses, increased $18.6 million, or 40.3%, to $64.7 million from $46.1 million as compared to the second quarter of 2010. As a percentage of net sales, R&D costs increased to 3.6% from 3.2% in the second quarter 2010. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth.

Other income of $28.9 million for the second quarter of 2011 is primarily comprised of the patent infringement settlement. As a result of the settlement, Honeywell has paid $32.5 million for a paid up license to use the asserted BorgWarner patents. During 2011, the Company incurred $3.4 million in legal costs related to this lawsuit and after deducting these costs, the Company recorded a net gain of $29.1 million. Other expense of $20.3 million for the second quarter of 2010 is primarily comprised of the Company's $28.0 million environmental litigation settlement, offset by an $8.0 million gain on the acquisition of BERU-Eichenauer GmbH related to adjusting the Company's fifty percent investment to fair value under Accounting Standards Codification ("ASC") Topic 805.

Equity in affiliates’ earnings of $8.1 million decreased $1.9 million as compared with the second quarter of 2010 primarily due to lower production volumes in Japan.

Second quarter interest expense and finance charges of $20.5 million increased $6.3 million as compared with second quarter 2010 primarily due to higher debt levels.

At June 30, 2011, the Company's projected annual effective tax rate for 2011 is estimated to be 23.7%, which includes $11.0 million of additional tax expense associated with the Company's patent infringement settlement and a tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates' earnings. Excluding the impact of the patent infringement settlement and the other tax adjustments mentioned above, the Company's annual effective tax rate associated with ongoing operations for 2011 is estimated to be 24%.

At June 30, 2010, the Company's annual effective tax rate for 2010 was estimated to be 21.8%, which included the impact of the change in tax legislation related to Medicare Part D subsidies of $2.5 million, the additional tax expense associated with the BERU - Eichenauer equity investment gain and the tax benefit associated with the Company's environmental litigation settlement. Excluding the impact of these items, the Company's annual effective tax rate for 2010 associated with ongoing business operations was estimated to be 22%.

The Company's estimated annual effective tax rate associated with ongoing operations for 2011 is higher than the estimated annual effective tax rate for 2010 primarily due to the Company's increased profitability in higher taxed jurisdictions.

The Company’s earnings per diluted share was $1.31 and $0.68 for the second quarter ended June 30, 2011 and 2010, respectively. The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings per diluted share:

	Three Months Ended June 30,
	2011	2010
GAAP earnings per share — diluted	$1.31	$0.68
Non-recurring or non-comparable item:
Patent infringement settlement, net of legal costs incurred	0.14	—
Tax adjustments	0.05	—
Environmental litigation settlement	—	(0.14)
BERU - Eichenauer equity investment gain	—	0.04
Total impact of non-recurring or non-comparable item per share — diluted	$0.19	$(0.10)

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Net sales for the six months ended June 30, 2011 totaled $3,549.2 million, a 31.0% increase from the six months ended June 30, 2010. This increase occurred while light-vehicle production was up 2% worldwide, including an 8% increase in North America and a 6% increase in Europe, from the six months ended June 30, 2010. Light-vehicle production was down 3% in Asia from the six months ended June 30, 2010. The net sales increase included the first quarter 2011 acquisition of Haldex Traction Systems and the second quarter 2010 acquisition of Dytech Ensa S.L. ("Dytech"), as well as the impact of strengthening foreign currencies, primarily the Euro, of approximately $141 million. Currency fluctuations impacted all of the Company’s product lines. Without the acquisitions of Haldex Traction Systems and Dytech and the impact of foreign currency, the increase in global net sales would have been approximately 20%.

Cost of sales as a percentage of net sales decreased to 80.3% in the first six months of 2011 from 81.0% in the first six months of 2010. The Company's material cost of sales was approximately 50% of net sales, consistent throughout the periods presented. The Company's remaining cost to convert raw material to finished product (conversion cost) improved compared to the first six months of 2010. Gross profit and gross margin were $699.9 million and 19.7% for the first six months of 2011 as compared to $513.9 million and 19.0% for the first six months of 2010. The improvements in cost of sales and gross profit margin, as a percentage of net sales, were primarily due to the Company's ability to leverage manufacturing costs as sales volumes improved, and our continued focus on managing our manufacturing cost structure.

SG&A costs increased $54.7 million to $322.8 million from $268.1 million, and decreased as a percentage of net sales to 9.1% from 9.9% during the first six months of 2011 from the first six months of 2010. R&D costs, which are included in SG&A expenses, increased $37.3 million, or 42.2%, to $125.7 million from $88.4 million as compared to the first six months of 2010. As a percentage of net sales, R&D costs increased to 3.5% from 3.3% in the first six months of 2010. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth.

Other income of $30.5 million for the first six months of 2011 is primarily comprised of the patent infringement settlement. As a result of the settlement, Honeywell has paid $32.5 million for a paid up license to use the asserted BorgWarner patents. During 2011, the Company incurred $3.4 million in legal costs related to this lawsuit and after deducting these costs, the Company recorded a net gain of $29.1 million. Other expense of $21.9 million for the first six months of 2010 is primarily comprised of the Company's $28.0 million environmental litigation settlement, offset by an $8.0 million gain on the acquisition of BERU - Eichenauer GmbH related to adjusting the Company's fifty percent investment to fair value under ASC Topic 805.

Equity in affiliates’ earnings of $16.5 million decreased $2.8 million as compared with the first six months of 2010 primarily due to lower production volumes in Japan.

Interest expense and finance charges of $38.9 million increased $10.5 million as compared with the first six months of 2010 primarily due to higher debt levels.

At June 30, 2011, the Company's projected annual effective tax rate for 2011 is estimated to be 23.7%, which includes $11.0 million of additional tax expense associated with the Company's patent infringement settlement and a tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates' earnings. Excluding the impact of the patent infringement settlement and the other tax adjustments mentioned above, the Company's annual effective tax rate associated with ongoing operations for 2011 is estimated to be 24%.

At June 30, 2010, the Company's annual effective tax rate for 2010 was estimated to be 21.8%, which included the impact of the change in tax legislation related to Medicare Part D subsidies of $2.5 million, the additional tax expense associated with the BERU - Eichenauer equity investment gain and the tax benefit associated with the Company's environmental litigation settlement. Excluding the impact of these items, the Company's annual effective tax rate for 2010 associated with ongoing business operations was estimated to be 22%.

The Company's estimated annual effective tax rate associated with ongoing operations for 2011 is higher than the estimated annual effective tax rate for 2010 primarily due to the Company's increased profitability in higher taxed jurisdictions.

The Company’s earnings per diluted share was $2.30 and $1.31 for the six months ended June 30, 2011 and 2010, respectively. The Company believes the following table is useful in highlighting non-recurring or non-comparable items that impacted its earnings per diluted share:

	Six Months Ended June 30,
	2011	2010
GAAP earnings per share — diluted	$2.30	$1.31
Non-recurring or non-comparable item:
Patent infringement settlement, net of legal costs incurred	0.14	—
Tax adjustments	0.05
Environmental litigation settlement	—	(0.14)
BERU - Eichenauer equity investment gain	—	0.04
Medicare Part D tax law change	—	(0.02)
Total impact of non-recurring or non-comparable item per share — diluted	$0.19	$(0.12)

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

Net Sales by Reporting Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2011	2010	2011	2010
Engine	$1,297.9	$1,017.6	$2,547.3	$1,923.6
Drivetrain	525.7	408.7	1,012.1	794.5
Inter-segment eliminations	(4.8)	(4.6)	(10.2)	(9.6)
Net sales	$1,818.8	$1,421.7	$3,549.2	$2,708.5

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2011	2010	2011	2010
Engine	$197.2	$132.8	$383.3	$239.5
Drivetrain	38.9	37.3	70.9	74.0
Adjusted EBIT	236.1	170.1	454.2	313.5
Patent infringement settlement, net of legal costs incurred	(29.1)	—	(29.1)	—
Environmental litigation settlement	—	28.0	—	28.0
BERU - Eichenauer equity investment gain	—	(8.0)	—	(8.0)
Corporate, including equity in affiliates' earnings and stock-based compensation	28.8	22.8	59.2	50.3
Interest income	(1.2)	(0.6)	(2.2)	(1.2)
Interest expense and finance charges	20.5	14.2	38.9	28.4
Earnings before income taxes and noncontrolling interest	217.1	113.7	387.4	216.0
Provision for income taxes	49.8	26.0	90.7	46.9
Net earnings	167.3	87.7	296.7	169.1
Net earnings attributable to the noncontrolling interest, net of tax	5.3	4.9	10.2	10.1
Net earnings attributable to BorgWarner Inc.	$162.0	$82.8	$286.5	$159.0

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

The Engine segment net sales increased $280.3 million, or 27.5%, from the second quarter 2010. Excluding the impact of strengthening foreign currencies, primarily the Euro, net sales increased approximately 17% from the second quarter 2010. The net sales increase was primarily driven by strong global growth in all major product groups. The Engine segment Adjusted EBIT increased $64.4 million, or 48.5%, from the second quarter 2010.

The Drivetrain segment net sales increased $117.0 million, or 28.6%, from the second quarter 2010. Excluding the acquisition of Haldex and the impact of strengthening foreign currencies, primarily the Euro, net sales increased approximately 9% from the first six months of 2010. The net sales increase was a result of strong four-wheel drive system and traditional transmission component sales in Korea, higher dual clutch transmission module sales in Europe and the first quarter 2011 acquisition of Haldex Traction Systems. The Drivetrain segment Adjusted EBIT increased $1.6 million, or 4.3%, from the second quarter 2010.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

The Engine segment net sales increased $623.7 million, or 32.4%, from the first six months of 2010. Excluding the acquisition of Dytech and the impact of strengthening foreign currencies, primarily the Euro, net sales increased approximately 23% from the first six months of 2010. The net sales increase was primarily driven by strong global growth in all major product groups as well as the second quarter 2010 acquisition of Dytech. The Engine segment Adjusted EBIT increased $143.8 million, or 60.0%, from the first six months of 2010.

The Drivetrain segment net sales increased $217.6 million, or 27.4%, from the first six months of 2010. Excluding the acquisition of Haldex Traction Systems and the impact of strengthening foreign currencies, primarily the Euro, net sales increased approximately 13% from the first six months of 2010. The net sales increase was primarily driven by strong four-wheel drive system sales in Asia, higher dual clutch transmission module sales in Europe, higher traditional automatic transmission component sales around the world and the first quarter 2011 acquisition of Haldex Traction Systems. The Drivetrain segment Adjusted EBIT decreased $3.1 million, or 4.2%, from the first six months of 2010.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company had $372.4 million of cash on hand at June 30, 2011. On June 30, 2011, the Company amended and extended its $550 million multi-currency revolving credit facility (which included a feature that allowed the Company's borrowings to be increased to $600 million) to a $650 million multi-currency revolving credit facility (which includes a feature that allows the Company's borrowings to be increased to $1 billion). The facility provides for borrowings through June 30, 2016, and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants as part of the credit agreement. These covenants are a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at June 30, 2011 and expects to remain compliant in future periods. At June 30, 2011, the Company had $225.0 million of outstanding borrowings under this facility. There were no outstanding borrowings under this facility at December 31, 2010.

In addition to the credit facility, on February 11, 2011, the Company filed a new universal shelf registration with the Securities and Exchange Commission, under which an unlimited amount of various debt and equity instruments could be issued.

From a credit quality perspective, the Company has a credit rating of BBB from both Standard & Poor’s and Fitch Ratings and Baa3 from Moody’s. On May 27, 2011, Fitch upgraded the Company's outlook to positive. The current outlook from Standard & Poor’s and Moody's Ratings is stable. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities increased $41.3 million to $249.6 million in the first six months of 2011 from $208.3 million in the first six months of 2010. The increase reflects higher earnings, which were partially offset by higher working capital needs, higher tax payments and higher performance related compensation payouts in comparison to the first six months of 2010.

Net cash used in investing activities increased $92.8 million to $356.0 million for the first six months of 2011 from $263.2 million in the first six months of 2010. This increase is primarily due to higher payments for businesses acquired and increased capital spending. Capital spending, including tooling outlays, was $159.9 million in the first six months of 2011, compared with $107.4 million in 2010. This increase is largely due to higher spending levels required to meet the increased level of program launches around the world.

Net cash provided by financing activities was $16.5 million for the first six months of 2011. Net cash used in financing activities was $82.3 million in the first six months of 2010. The change is primarily due to the Company's  outstanding revolver borrowings of $225.0 million, which was primarily used by the Company to repurchase approximately 3.5 million shares of its common stock for $263.4 million, of which $268.8 million was paid in the first six months of 2011. The difference between the amount repurchased and the cash paid in 2011 relates to repurchases entered into during 2010 and settled in 2011. The Company's cash decreased by $77.5 million primarily due to the Company's $203.7 million acquisition of Haldex Traction Systems. As a result of these transactions, our debt to capital ratio was 36.7% at the end of the second quarter versus 33.8% at the end of 2010.

On September 16, 2010, the Company issued $250 million in 4.625% senior notes due 2020. Interest is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2011.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under ASC Topic 470, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)," the Company must account for the convertible senior notes by bifurcating the instruments between their liability and equity components. The value of the debt component is based on the fair value of issuing a similar nonconvertible debt security. The equity component of the convertible debt security is calculated by deducting the value of the liability from the proceeds received at issuance. The Company’s June 30, 2011 Condensed Consolidated Balance Sheet includes debt of $358.3 million and capital in excess of par of $36.5 million. Additionally, ASC Topic 470 requires the Company to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company’s interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible notes in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2011	2010	2011	2010
Interest expense	$8.3	$7.8	$16.3	$15.4
Non-cash portion	$5.0	$4.5	$9.8	$8.9

The notes pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.

Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009, of $25.74 per share. Since the Company's stock price was above the convertible senior notes conversion price of $32.82, the if-converted value was approximately $546.3 million and $450.2 million higher than the face value of the convertible senior notes at June 30, 2011 and December 31, 2010, respectively. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. Upon conversion, the Company will pay or deliver cash, shares of our common stock or a combination thereof at our election.

We believe that the combination of cash from operations, cash balances, available credit facilities, and the remaining shelf registration capacity will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future. We will continue to balance our needs for internal growth, external growth, debt reduction and cash conservation.

OTHER MATTERS

In the normal course of business, the Company and its subsidiaries are parties to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company's environmental and product liability contingencies are discussed separately below. The Company's management does not expect that the results in any of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP will not violate the Labor - Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009 the action pending in Indiana was dismissed, while the action in Michigan is continuing and in the discovery phase. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot reasonably estimate the amount or the range of potential loss, if any.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 40 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance of $12.3 million and $28.0 million at June 30, 2011 and at December 31, 2010, respectively. The accrued amounts do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company's results of operations, financial position or cash flows. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next three to five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of June 30, 2011 and December 31, 2010, the Company had approximately 16,000 and 17,000 pending asbestos-related product liability claims, respectively. Of the 16,000 outstanding claims at June 30, 2011, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2011, of the approximately 900 claims resolved, 157 (17.4%) resulted in any payment being made to a claimant by or on behalf of the Company. In the full year of 2010, of the approximately 7,700 claims resolved, only 245 (3.2%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

Although it is impossible to predict the outcome of pending or future claims or the impact of tort reform legislation that may be enacted at the state or federal levels, due to the encapsulated nature of the products, the Company's experience in vigorously defending and resolving claims in the past, and the Company's significant insurance coverage with solvent carriers as of the date of this filing, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company's results of operations, financial position or cash flows.

To date, the Company has paid and accrued $174.1 million in defense and indemnity in advance of insurers' reimbursement and has received $80.9 million in cash and notes from insurers including CNA. The net balance of $93.2 million, is expected to be fully recovered, of which approximately $29.9 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2010, insurers owed $120.6 million in association with these claims.

In addition to the $93.2 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $55.2 million for claims asserted, but not yet resolved and their related defense costs at June 30, 2011. The Company also has a related asset of $55.2 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company's experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to above. At December 31, 2010, the comparable value of the insurance asset and accrued liability was $50.6 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	June 30, 2011	December 31, 2010
Assets:
Prepayments and other current assets	$26.6	$25.8
Other non-current assets	28.6	24.8
Total insurance assets	$55.2	$50.6
Liabilities:
Accounts payable and accrued expenses	$26.6	$25.8
Other non-current liabilities	28.6	24.8
Total accrued liabilities	$55.2	$50.6

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board ("FASB") amended ASC Topic 220, "Comprehensive Income," which requires the presentation of the components of net income and comprehensive income in one continuous statement or two consecutive statements and requires companies to separately disclose reclassifications from other comprehensive income into net income on the face of the financial statements. This guidance requires retrospective application and is effective for interim and annual periods beginning after December 15, 2011. The Company will reflect the change in presentation in all periods presented in future filings beginning with the period ending March 31, 2012.

In May 2011, the FASB amended ASC Topic 820, “Fair Value Measurements and Disclosures,” which clarifies the application of existing fair value measurement guidance and amends the guidance to include increased transparency around valuation inputs and investment categorization. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company anticipates the adoption of this guidance will not have a material impact on the Company’s financial statements.

In October 2009, the FASB amended ASC Topic 605, "Revenue Recognition," which amends the criteria for separating consideration in multiple-deliverable arrangements and expands the disclosure requirements related to these arrangements. On January 1, 2011, the Company adopted this amendment to ASC Topic 605. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

On January 31, 2011, the Company acquired Haldex Traction Holding II AB. ("Haldex Traction Systems"). As a result of the acquisition, the Company is in the process of reviewing the internal control structure of Haldex Traction Systems, and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business.

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

The Company’s Board of Directors authorized the purchase of up to 19.8 million shares of the Company's common stock. As of June 30, 2011, the Company had repurchased 16,112,758 shares.

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

The following table provides information about Company purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2011, at a total cost of $75.2 million:

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Month Ended April 30, 2011	1,015,900	$74.05	1,015,900	3,687,242
Month Ended May 31, 2011	—	—	—	3,687,242
Month Ended June 30, 2011	—	—	—	3,687,242
Total	1,015,900	$74.05	1,015,900	3,687,242

NOTE: All purchases were made on the open market.

Item 6.	Exhibits

Exhibit 10.1
Amended and Restated Credit Agreement dated as of June 30, 2011, among BorgWarner Inc., as Borrower, the Administrative Agent named therein, the Co-Syndication Agents named therein, and the Lenders that are parties thereto. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 30, 2011).

Exhibit 10.2
Guaranty dated as of June 30, 2011, among Bank of America, N.A., as Administrative Agent, and the subsidiaries of BorgWarner Inc. that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 30, 2011).

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
Date: July 28, 2011