Form 10-K
period 2011-12-31
BORGWARNER INC
filed 2012-02-14
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K
ANNUAL REPORT

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the fiscal year ended December 31, 2011
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
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered Pursuant to Section 12(g) of the Act: None
__________________________
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
Yes  ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  ☐    No  ☑
The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2011 (the last business day of the most recently completed second fiscal quarter) was approximately $8.9 billion.

As of February 8, 2012, the registrant had 109,144,544 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the BorgWarner Inc. Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III

BORGWARNER INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2011

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K (including Management's Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as "anticipates," "believes," "continues," "could," "designed," "effect," "estimates," "evaluates," "expects," "forecasts," "goal," "initiative," "intends," "outlook," "plans," "potential," "project," "pursue," "seek," "should," "target," "when," "would," variations of such words and similar expressions are intended to identify such forward-looking statements. All statements, other than statements of historical fact contained or incorporated by reference in this Form 10-K, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Forward-looking statements are not guarantees of performance and the Company's actual results may differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use by original equipment manufacturers of outside suppliers, fluctuations in demand for vehicles containing our products, changes in general economic conditions, as well as the other risks noted under Item 1A, “Risk Factors,” and in other reports that we file with the Securities and Exchange Commission. We do not undertake any obligation to update or announce publicly any updates to or revision to any of the forward-looking statements in this Form 10-K to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

This section and the discussions contained in Item 1A, "Risk Factors," and in Item 7, subheading "Critical Accounting Policies" in this report, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Act. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, financial condition and prospects.

PART I

ITEM 1. BUSINESS

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a Delaware corporation incorporated in 1987. We are a leading global supplier of highly engineered automotive systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles ("SUVs"), vans and light-trucks). The Company's products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.

Financial Information About Reporting Segments

Refer to Note 19, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about the Company's reporting segments.

Narrative Description of Reporting Segments

The Company reports its results under two reporting segments: Engine and Drivetrain. Net sales by reporting segment for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
Engine	$5,050.6	$4,060.8	$2,883.2
Drivetrain	2,084.5	1,611.4	1,093.5
Inter-segment eliminations	(20.4)	(19.4)	(14.9)
Net sales	$7,114.7	$5,652.8	$3,961.8

The sales information presented above excludes the sales by the Company's unconsolidated joint ventures (See sub-heading “Joint Ventures”). Such unconsolidated sales totaled approximately $817 million, $779 million and $599 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Engine

The Engine Group develops and manufactures products to manage engines for fuel efficiency, reduced emissions and enhanced performance. Concern about fuel prices and availability, as well as the need to lower CO2 emissions are driving demand for the Company's products in smaller, more efficient gasoline and diesel engines and alternative powertrains. Engine Group products currently fall into the following major categories: turbochargers, emissions systems, timing devices and chain products, thermal systems, diesel cold start, gasoline ignition technology and cabin heaters.

The Engine Group provides turbochargers for light, commercial and off-highway applications for diesel and gasoline engine manufacturers in the Americas, Europe and Asia.  The Engine Group has greatly benefited from the growth in turbocharger demand in Europe.  This growth is linked to increasing demand for diesel engines in light vehicles, which typically use turbochargers, and for turbocharged gasoline engines.  Benefits of turbochargers in light, commercial and off-highway applications include increased power for a given engine size, improved fuel economy and reduced emissions.

Sales of turbochargers for light-vehicles represented approximately 26% of total net sales for the years ended December 31, 2011 and 2010, respectively, and 27% of total net sales for the year ended December 31, 2009. The Company currently supplies light-vehicle turbochargers to many OEMs including Volkswagen, Renault, PSA, Daimler, Hyundai, Fiat, BMW, Ford and General Motors. The Company also supplies commercial vehicle turbochargers to Daimler, Navistar, Deutz and MAN and off-highway turbochargers to Caterpillar and John Deere.

The Company's newest turbocharger technologies are its regulated two-stage turbocharging system, known as R2S®, variable turbine geometry ("VTG") turbochargers and turbochargers for gasoline direct injected engines, all of which may be found in numerous applications around the world.  For example, the Company supplies its award winning R2S® turbocharger technology to Volkswagen's 2.0 liter four-cylinder common-rail diesel engine featured in the Transporter T5 and Amarok pickup. Also, the Company supplies VTG turbochargers to Renault's 1.6 liter R9M diesel engine featured in the Mégane Scénic and Ford selected BorgWarner's leading gasoline turbocharger technology for their new 1.6 liter and 2.0 liter four-cylinder EcoBoost engines, the latter launching in the U.S. in the 2012 Explorer and 2012 Edge models, and in China in the Ford Mondeo.

The Engine Group also designs and manufactures products to control emissions and improve fuel economy.  These products include electric air pumps, turbo actuators using integrated electronics to precisely control turbocharger speed and pressure ratio and exhaust gas recirculation ("EGR") coolers, tubes and valves for gasoline and diesel applications. In 2010, the Company acquired Dytech Ensa S.L., a leading producer of EGR coolers, EGR tubes and integrated EGR modules including valves for light, commercial and off-highway applications.

The Engine Group's timing devices and chain products include timing chain and timing drive systems, variable cam timing (“VCT”) systems, crankshaft and camshaft sprockets, tensioners, guides and snubbers, HY-VO® front-wheel drive (“FWD”) transmission chain and four-wheel drive (“4WD”) chain and MORSE GEMINI® chain systems for light vehicles.

The Company is a leading manufacturer of timing chain systems to OEMs around the world. BorgWarner timing chain systems are featured on Ford's family of engines, including the Duratec, Modular, and in-line four-cylinder engines, Chrysler's 3.6 liter Pentastar engine, Volkswagen's EA888 family, Hyundai's Gamma, Nu and Theta families and numerous other applications around the world.

The Engine Group's newest chain product technology is its VCT with mid position lock, which allows a greater range of camshaft positioning thereby enabling greater control over airflow and the opportunity to improve fuel economy, function and efficiency compared with conventional VCT systems. VCT with mid-position lock made its debut on Subaru's Boxer® 2.0 liter engine. BorgWarner is currently working with a number of other OEMs interested in implementing this technology.

The Company is a leading manufacturer of chain for FWD transmissions and 4WD transfer cases.  The Company's HY-VO® chain is used to transfer power from the engine to the drivetrain. The chain in a transfer case distributes power between a vehicle's front and rear output shafts which, in turn, provide torque to the front and rear wheels. The Company's MORSE GEMINI® transmission chain system emits significantly less chain pitch frequency noise than conventional transmission chain systems.

The Company is a leading global provider of engine thermal solutions for truck, agricultural and off-highway applications. The Engine Group designs, manufactures and markets viscous fan drives that control fans to sense and respond to multiple cooling requirements. The Engine Group also manufactures and markets polymer fans for engine cooling systems. The Company's thermal products provide improved vehicle fuel economy and reduced engine emissions while minimizing parasitic horsepower loss. The Company has been awarded the "standard position" (the OEM-designated preferred supplier of component systems available to the end-customer) at several major global heavy truck producers.

The Company is a leading global automotive supplier of diesel cold start technology (glow plugs and instant starting systems), including its Pressure Sensor Glow Plug which monitors and enhances the combustion process of a diesel engine, minimizing CO2 and NOx emissions. The Company also designs and manufactures gasoline ignition technology (spark plugs and ignition coils) and electronic control units and sensor technology (diesel cabin heaters and selected sensors).

In 2009, the Company announced the purchase of advanced gasoline ignition technology and related intellectual property from Florida-based Etatech, Inc. The high-frequency ignition technology enables high-performing, lean burning engines to significantly improve fuel economy and reduce emissions compared with conventional combustion technologies.

In anticipation of market growth expected for its electric cabin heaters, the Company completed the acquisition of BERU-Eichenauer GmbH by acquiring the shares of its former joint venture partner, Eichenauer Heizelemente GmbH & Co. KG. The former 50/50 joint venture was formed in 2000 to develop and manufacture electric cabin heaters. The acquisition formally took effect on May 1, 2010.

Drivetrain

The Drivetrain Group leverages the Company's expertise in clutching and control systems to enable efficient transmission of engine torque through the vehicle drivetrain and management of torque distribution to the driven wheels. The Company's technology can improve fuel efficiency and help reduce emissions in all types of powertrains. The Drivetrain Group's major products are transmission components and systems, and all-wheel drive ("AWD") torque management systems.

The Drivetrain Group designs and manufactures automatic transmission components and modules and is a supplier to virtually every major automatic transmission manufacturer in the world for conventional automatic, new dual-clutch transmissions (“DCT”) and automated manual transmissions. In conventional automatic transmissions, there has been a global market trend from four and five speeds to six, seven and eight speed transmissions. Transmissions with more speeds improve fuel economy and vehicle performance and offer growth opportunities.

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

The Company has led the globalization of today's DCT technology for over 10 years.  Following the development of its DCT technology in the 1990s, the Company established its industry-leading position in Europe in 2003 with the production launch of its award-winning DualTronic® innovations with VW/Audi.  In 2007, the Company launched its first dual-clutch technology application in a Japanese transmission with Nissan.

The Company has announced DCT programs with customers that include VW/Audi, SAIC and Nissan, in addition to Getrag DCT programs with BMW, Ford and other global automakers. The Company is working on several other DCT programs with OEMs around the world.  BorgWarner DualTronic technology enables a conventional, manual gearbox to function as a fully automatic transmission by eliminating the interruption in power flow that occurs when shifting a single clutch manual transmission. The result is a smooth shifting automatic transmission with the fuel efficiency and great driving experience of a manual gearbox.

In 2008, the Company entered into a joint venture agreement with China Automobile Development United Investment Company, a company owned by 12 leading Chinese automakers, to produce various dual clutch transmission modules. The joint venture's operations are located in Dalian, China and production is scheduled to begin in the first half of 2012. The Company owns 66% of the joint venture.

The Drivetrain Group's torque management products include rear-wheel drive (“RWD”)/AWD transfer case systems, FWD/AWD electromagnetic coupling systems and advanced products.  The Company's focus is on electronically controlled (active) torque management devices and systems for their vehicle dynamics, fuel economy and stability benefits.

Transfer cases are installed primarily on light-trucks, SUVs, RWD based cross-over utility vehicles ("CUVs") and passenger cars. A transfer case attaches to the transmission and distributes torque to the front and rear axles improving vehicle traction and stability in dynamic driving conditions.

The Company is involved in the AWD market for FWD based vehicles with electromagnetic couplings that use electronically controlled clutches to distribute power to the rear wheels instantly as traction is required. The NexTrac® AWD device is our latest product innovation that produces outstanding stability and traction while promoting better fuel economy. The NexTrac AWD device launched in 2008 on the Hyundai Santa Fe, Tucson and KIA Sportage.

On January 31, 2011, the Company acquired the Traction Systems division of Haldex Group, a leading provider of innovative AWD products for the global vehicle industry headquartered in Stockholm, Sweden. This acquisition is expected to accelerate BorgWarner's growth in the global AWD market as it continues to shift toward FWD based vehicles. The acquisition will add industry leading AWD technologies for FWD based vehicles, with a strong European customer base, to BorgWarner's existing portfolio of front and rear-wheel drive based products. This enables BorgWarner to provide global customers a broader range of AWD solutions to meet their vehicle needs.

With the trend toward vehicle electrification gaining momentum, the Company is also applying its years of expertise to deliver robust and highly efficient single and multiple speed electric gear reduction solutions for hybrids and electric vehicles. Currently, we supply our eGearDrive® single-speed gearbox to the Ford Transit Connect Electric. We are actively engaged with traditional and non-traditional OEMs on a number of other transmission programs for plug-in hybrid and electric vehicles.

Joint Ventures

As of December 31, 2011, the Company had 10 joint ventures in which it had a less-than-100% ownership interest. Results from the seven joint ventures in which the Company is the majority owner are consolidated as part of the Company's results. Results from the three joint ventures in which the Company's effective ownership interest is 50% or less, were reported by the Company using the equity method of accounting.

Management of the unconsolidated joint ventures is shared with the Company's respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

Joint venture	Products	Year organized	Percentage owned by the Company	Location of operation	Joint venture partner	Fiscal 2011 sales (millions of dollars) (a)
Unconsolidated:
NSK-Warner	Transmission components	1964	50%	Japan/China	NSK Ltd.	$655.2
Turbo Energy Limited (b)	Turbochargers	1987	32.6%	India	Sundaram Finance Limited; Brakes India Limited	$156.0
BERU Diesel Start Systems Pvt. Ltd.	Glow Plugs	1996	49%	India	Jayant Dave	$6.2
Consolidated:
BorgWarner Transmission Systems Korea Ltd. (c)	Transmission components	1987	60%	Korea	NSK-Warner K.K.	$204.0
Divgi-Warner Private Limited	Transfer cases and automatic locking hubs	1995	60%	India	Divgi Metalwares, Ltd.	$20.4
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans and fan drives	1999	70%	China	Ningbo Shenglong Group Co., Ltd.	$50.3
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Automotive Components Stock Co. Ltd.	$76.2
BorgWarner BERU Systems Korea Co. Ltd.	Ignition coils and pumps	2001	51%	Korea	Mr. K.B. Mo and Mr. D.H. Kim	$43.4
SeohanWarner Turbo Systems Ltd.	Turbochargers	2003	71%	Korea	Korea Flange Company	$126.7
BorgWarner United Transmission Systems Co. Ltd.	Transmission components	2009	66%	China	China Automobile Development United Investment Co., Ltd.	$—
________________

(a)
All sales figures are for the year ended December 31, 2011, except NSK-Warner and Turbo Energy Limited. NSK-Warner’s sales are reported for the 12 months ended November 30, 2011. Turbo Energy Limited’s sales are reported for the 12 months ended September 30, 2011.

(b)	The Company made purchases from Turbo Energy Limited totaling $22.5 million, $22.9 million and $24.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(c)
BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea Ltd. This gives the Company an additional indirect effective ownership percentage of 20%. This results in a total effective ownership interest of 80%.

Financial Information About Geographic Areas

During the year ended December 31, 2011, approximately 76% of the Company's consolidated net sales were outside the United States ("U.S."), including exports. However, a portion of such sales were to OEMs headquartered outside the U.S. that produce vehicles that are, in turn, exported to the U.S.

Refer to Note 19, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about geographic areas.

Product Lines and Customers

During the year ended December 31, 2011, approximately 78% of the Company's net sales were for light vehicle applications; approximately 10% were for commercial vehicle applications; approximately 6% were for off-highway vehicle applications; and approximately 6% were to distributors of aftermarket replacement parts.

The Company’s worldwide net sales to the following customers (including their subsidiaries) were approximately as follows:

	Year Ended December 31,
Customer	2011	2010	2009
Volkswagen	19%	19%	22%
Ford	12%	11%	12%

No other single customer accounted for more than 10% of our consolidated net sales in any of the years presented.

The Company's automotive products are generally sold directly to OEMs, substantially pursuant to negotiated annual contracts, long-term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon the production schedules of the OEMs. The Company typically ships its products directly from its plants to the OEMs.

Sales and Marketing

Each of the Company's business units within its two reporting segments has its own sales function. Account executives for each of our business units are assigned to serve specific OEM customers for one or more of a business unit's products. Our account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business.  Because of their close relationship with OEMs, account executives are able to identify and meet customers' needs based upon their knowledge of our products design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities and serve as a key interface with the customers.

In addition, the sales and marketing employees of our Engine and Drivetrain reporting segments often work together to explore cross-development opportunities for the business units. The development of DualTronic®, the Company's wet-clutch and control-system technology for a new-concept automated transmission, is an example of a successful collaboration.

Seasonality

Our operations are directly related to the automotive industry. Consequently, we may experience seasonal fluctuations to the extent automotive vehicle production slows, such as in the summer months when many customer plants typically close for model year changeovers or vacations. Historically, model changeovers or vacations have generally resulted in lower sales volume in the third quarter.

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

In addition, each of the Company's business units within its two reporting segments has its own research and development (“R&D”) organization, including engineers and technicians, engaged in R&D activities at facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life cycle testing and dynamometer laboratories.

By working closely with the OEMs and anticipating their future product needs, the Company's R&D personnel conceive, design, develop and manufacture new proprietary automotive components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to obtain new orders from its OEM customers.

The Company's net R&D expenditures are included in selling, general and administrative expenses of the Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract and accepted by the customer. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement.

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
Gross R&D expenditures	$294.7	$233.2	$219.0
Customer reimbursements	(51.0)	(48.2)	(63.8)
Net R&D expenditures	$243.7	$185.0	$155.2

Net R&D expenditures as a percentage of net sales were 3.4%, 3.3% and 3.9% in the years ended December 31, 2011, 2010 and 2009, respectively. The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of net R&D expenditures in any of the years presented.

Patents and Licenses

The Company has more than 4,000 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, any group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company's business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company's financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

The Company owns the “BorgWarner” and “Borg-Warner Automotive” trade names and housemarks, and variations thereof, which are material to the Company's business.

Competition

The Company's reporting segments compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Many of these competitors are larger and have greater resources than the Company. Technological innovation, application engineering development, quality, price, delivery and program launch support are the primary elements of competition.

The Company’s major competitors by product type follow:

Product Type: Engine	Names of Competitors
Turbochargers:	Honeywell	Mitsubishi Heavy Industries (MHI)
IHI

Emissions systems:	Behr	Modine
	Pierburg	Valeo

Timing devices and chains:	Denso	Schaeffler Group
	Iwis	Tsubaki Group

Thermal systems:	Behr	Usui
Horton/Sachs

Diesel cold start, gasoline ignition	Bosch	NGK
technology and cabin heaters:	Denso	Sensata
Eberspacher Catem

Product Type: Drivetrain	Names of Competitors
Torque transfer:	GKN Driveline	Magna Powertrain
JTEKT

Transmission:	Bosch	Schaeffler Group
	Dynax	Unick

In addition, a number of the Company's major OEM customers manufacture, for their own use and for others, products that compete with the Company's products. Other current OEM customers could elect to manufacture products to meet their own requirements or to compete with the Company. There is no assurance that the Company's business will not be adversely affected by increased competition in the markets in which it operates.

For many of its products, the Company's competitors include suppliers in parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs, lower tax rates and, in some cases, export subsidies and/or raw materials subsidies. Also, see Item 1A, "Risk Factors."

Workforce

As of December 31, 2011, the Company had a salaried and hourly workforce of approximately 19,250 (as compared with approximately 17,500 at December 31, 2010), of which approximately 5,300 were in the U.S.  Approximately 22% of the Company's U.S. workforce is unionized. The workforces at certain international facilities are also unionized. The Company believes the present relations with our workforce to be satisfactory.

Our only domestic collective bargaining agreement is for our Ithaca and Cortland, New York facilities. This agreement expires in September 2012.

Raw Materials

The Company uses a variety of raw materials in the production of its automotive products including steel, aluminum, copper, nickel, plastic resins and certain alloy elements. Manufacturing operations for each of the Company's operating segments are dependent upon natural gas, fuel oil and electricity.

Commodity prices rose in 2011 due to expanding global demand and cautious capacity recovery which constrained supply. The Company uses a variety of tactics in order to limit the impact of supply shortages and inflationary pressures. The Company's global procurement organization works to accelerate cost reductions, purchases from lower cost regions, supplier rationalization, risk mitigation efforts and collaborative buying activities. In addition, the Company uses long-term contracts, cost sharing arrangements, design changes, customer buy programs and limited financial instruments to help control costs. The Company intends to use similar measures in 2012 and beyond.  Refer to Note 10, “Financial Instruments,” of the Consolidated Financial Statements in Item 8 of this report for information related to the Company's hedging activities.

For 2012, the Company believes that its supplies of raw materials are adequate and available from multiple sources to support its manufacturing requirements.

Available Information

Through its Internet website (www.borgwarner.com), the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed or furnished. The Company also makes the following documents available on its Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance Committee Charter; the Company's Corporate Governance Guidelines; the Company's Code of Ethical Conduct; and the Company's Code of Ethics for CEO and Senior Financial Officers. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to Investor Relations, 3850 Hamlin Road, Auburn Hills, Michigan 48326.

Executive Officers of the Registrant

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 14, 2012.

Name	Age	Position with the Company
Timothy M. Manganello	62	Chairman of the Board and Chief Executive Officer
Robin J. Adams	58	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
John Sanderson	59	Executive Vice President
Jan A. Bertsch	55	Vice President and Controller
Daniel CasaSanta	57	Vice President
Brady D. Ericson	40	Vice President
Joseph F. Fadool	45	Vice President
John J. Gasparovic	54	Vice President, General Counsel and Secretary
Ronald T. Hundzinski	53	Vice President and Treasurer
Robin Kendrick	47	Vice President
Pete B. Kohler	56	Vice President
Frederic B. Lissalde	44	Vice President
Janice K. McAdams	53	Vice President, Human Resources
James R. Verrier	49	Vice President

Mr. Manganello has been Chairman of the Board since June 2003 and Chief Executive Officer of the Company since February 2003.  Mr. Manganello is also a director of Bemis Company, Inc. and Zep Inc.

Mr. Adams has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer of the Company since April 2004. Mr. Adams serves as a member of BorgWarner's Board of Directors. Mr. Adams is also a director of Carlisle Companies Inc.

Mr. Sanderson has been Executive Vice President of the Company and Group President and General Manager of the Drivetrain Group since January 2010. From February 2009 to January 2010, he was Vice President of the Company and President and General Manager of BorgWarner Transmission Systems Inc. From October 1999 to June 2008, he was Chief Executive Officer, Americas of Siemens VDO.

Ms. Bertsch has been Vice President and Controller of the Company since August 2011. From November 2009 through mid-August 2011, she was the Vice President and Treasurer of the Company. From July 2008 through November 2009, she was Senior Vice President, Treasurer and Chief Information Officer for Chrysler Group, LLC and Chrysler LLC. From May 2006 through June 2008, she was Vice President and Chief Information Officer of Daimler Chrysler's Chrysler Group and Mercedes Benz NAFTA organizations.

Mr. CasaSanta has been Vice President of the Company and President and General Manager of BorgWarner Thermal Systems Inc. since January 2010. He was General Manager of BorgWarner Thermal Systems Inc. from June 2009 through December 2009. He was President and General Manager of BorgWarner TorqTransfer Systems Inc. from June 2008 until June 2009. He was Vice President and General Manager of Thermal Systems from January 2003 until June 2008.

Mr. Ericson has been Vice President of the Company and President and General Manager of BorgWarner BERU Systems and Emissions Systems since September 2011. He was Vice President and General Manager of BorgWarner Emissions Systems from April 2010 through August 2011. From August 2009 through March 2010, he was Vice President, Global Manufacturing Strategies for BorgWarner Turbo and Emissions Systems. From January 2008 through July 2009, he was Vice President, Operations - China and Korea for BorgWarner Turbo and Emissions Systems. From April 2005 through December 2007, he was Managing Director, SeohanWarner Turbo Systems in Korea.

Mr. Fadool has been Vice President of the Company and President and General Manager of BorgWarner TorqTransfer Systems Inc. since June 2011. He was Vice President and General Manager of TorqTransfer Systems Inc. from July 2010 until June 2011. From May 2009 until July 2010, he was Vice President for North American Operations for the Central Electronics Plants at Continental Automotive Systems. From July 2007 until July 2010, he was Vice President, Huntsville Operations at SiemensVDO. From September 2003 until July 2007, he was Vice President, North American Powertrain Electronics at SiemensVDO.

Mr. Gasparovic has been Vice President, General Counsel and Secretary of the Company since January 2007.

Mr. Hundzinski has been Vice President and Treasurer of the Company since August 2011. From April 2010 until mid-August 2011, he was Vice President and Controller of the Company. From June 2005 until April 2010, he was Vice President of Finance of BorgWarner Turbo Systems.

Mr. Kendrick has been Vice President of the Company and President and General Manager of BorgWarner Transmissions Systems Inc. since September 2011. From January 2011 until September 2011, he was President and Chief Executive Officer of Ruia Global Fasteners, a spin-off of Acument Global Technologies. From September 2008 to January 2011, he was Vice President and General Manager, Europe for Acument Global Technologies. From March 1999 until September 2008, he held various positions at American Axle and Manufacturing including Vice President & General Manager of Driveshafts & Halfshafts, Managing Director of AAM Europe, and Executive Director of Sales.

Mr. Kohler has been Vice President of the Company and President and General Manager of BorgWarner Turbo Systems Commercial Diesel Products since May 2011. He was Acting President and General Manager of BorgWarner Turbo Systems Commercial Diesel from March 2011 to May 2011. He was Vice President and General Manager for BorgWarner Turbo Systems Commercial Vehicles from February 2006 to March 2011.

Mr. Lissalde has been Vice President of the Company and President and General Manager of BorgWarner Turbo Systems Passenger Car Products since May 2011. He was Acting President and General Manager of BorgWarner Turbo Systems Passenger Car Products from March 2011 until May 2011. He was Vice President and General Manager for Turbo Systems Passenger Car from January 2010 until March 2011. He was Vice President and General Manager, DualTronic and Clutch Systems, BorgWarner Transmission Systems Inc. from January 2008 to January 2010. He was the Vice President of Global Sales of that entity from May 2007 to January 2008. He was General Manager at BorgWarner Tulle SAS from July 2004 to May 2007.

Ms. McAdams has been Vice President, Human Resources since March 2010. She was Director of Compensation and Benefits from May 2005 to March 2010.

Mr. Verrier has been Vice President of the Company and President and General Manager of BorgWarner Morse TEC Inc. since January 2010. He was Vice President and General Manager, Passenger Car of BorgWarner Turbo Systems Inc. from January 2006 to January 2010.

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

Risks related to our industry

Conditions in the automotive industry may adversely affect our business.

Our financial performance depends on conditions in the global automotive industry. Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors including interest rates, consumer credit, and consumer spending and preferences. Economic declines that result in significant reduction in automotive or truck production would have a material adverse affect on our sales to OEMs.

We face strong competition.

We compete worldwide with a number of other manufacturers and distributors that produce and sell products similar to ours. Price, quality, delivery, technological innovation, application engineering development and program launch support are the primary elements of competition. Our competitors include vertically integrated units of our major OEM customers, as well as a large number of independent domestic and international suppliers. We are not as large as a number of these companies and do not have as many financial or other resources. Although OEMs have indicated that they will continue to rely on outside suppliers, a number of our major OEM customers manufacture products for their own uses that directly compete with our products. These OEMs could elect to manufacture such products for their own uses in place of the products we currently supply. The competitive environment has changed dramatically over the past few years as our traditional U.S. OEM customers, faced with intense international competition, have expanded their worldwide sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tax rates and, in some cases, export or raw materials subsidies. Increased competition could adversely affect our business.

Risks related to our business

We are under substantial pressure from OEMs to reduce the prices of our products.

There is substantial and continuing pressure on OEMs to reduce costs, including costs of products we supply. Annual price reductions to OEM customers appear to have become a permanent feature of our business environment. To maintain our profit margins, we seek price reductions from our suppliers, improve production processes to increase manufacturing efficiency, update product designs to reduce costs and develop new products, the benefits of which support stable or increased prices. Our ability to pass through increased raw material costs to our OEM customers is limited, with cost recovery often less than 100% and often on a delayed basis. Inability to reduce costs in an amount equal to annual price reductions, increases in raw material costs, and increases in employee wages and benefits could have an adverse effect on our business.

We continue to face highly volatile costs of commodities used in the production of our products.

The Company uses a variety of commodities (including steel, nickel, copper, aluminum, plastic resins, other raw materials and energy) and materials purchased in various forms such as castings, powder metal, forgings, stampings and bar stock. Increasing commodity costs will have an impact on our results.  We have sought to alleviate the impact of increasing costs by including a material pass-through provision in our customer contracts wherever possible and by selectively hedging certain commodity exposures. Customers frequently challenge these contractual provisions and rarely pay the full cost of any materials increases. The discontinuation of ability to pass-through or hedge increasing commodity costs would adversely affect our business.

From time to time, commodity prices may also fall rapidly. When this happens, suppliers may withdraw capacity from the market until prices improve which may cause periodic supply interruptions. The same may be true of our transportation carriers and energy providers.

We use important intellectual property in our business. If we are unable to protect our intellectual property or if a third party makes assertions against us or our customers relating to intellectual property rights, our business could be adversely affected.

We own important intellectual property, including patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect these rights, could materially adversely impact our business and our competitive position.

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

Part of our workforce is unionized which could subject us to work stoppages.

As of December 31, 2011, approximately 22% of our U.S. workforce was unionized. Our only domestic collective bargaining agreement is for our Ithaca and Cortland, New York facilities. This agreement expires in September 2012. The workforce at certain of our international facilities is also unionized. A prolonged dispute with our employees could have an adverse effect on our business.

We are impacted by the rising cost of providing retirement benefits and certain retirement benefit plans we sponsor are currently unfunded or underfunded.

We sponsor certain retirement benefit plans worldwide that are unfunded or underfunded and will require cash payments. If the performance of the assets in our funded pension plans do not meet our expectations, if medical costs continue to increase or actuarial assumptions are modified, our required cash payments may be higher than we expect.

We are subject to extensive environmental regulations.

Our operations are subject to laws governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The operation of automotive parts manufacturing plants entails risks in these areas, and we cannot assure you that we will not incur material costs or liabilities as a result. Through various acquisitions over the years, we have acquired a number of manufacturing facilities, and we cannot assure you that we will not incur material costs and liabilities relating to activities that predate our ownership. In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws that may be adopted in the future. Costs associated with failure to comply with environmental regulations could have an adverse effect on our business.

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

We provide product warranties to our customers for some of our products. Under these product warranties, we may be required to bear costs and expenses for the repair or replacement of these products. We cannot assure you that costs and expenses associated with these product warranties will not be material, or that those costs will not exceed any amounts accrued for such product warranties in our financial statements.

We are currently, and may in the future become, subject to legal proceedings and commercial or contractual disputes. These claims typically arise in the normal course of business and may include, but not be limited to, commercial or contractual disputes with our suppliers, intellectual property matters, personal injury, environmental and employment claims. There is a possibility that such claims may have an adverse impact on our business that is greater than we anticipate.

Negative or unexpected tax consequences could adversely affect our business.

Adverse changes in the underlying profitability and financial outlook of our operations in several jurisdictions could lead to changes in our valuation allowances against deferred tax assets and other tax accruals that could adversely affect our financial performance.

Additionally, we are subject to tax audits by governmental authorities in the U.S. and numerous non-U.S. jurisdictions, which are inherently uncertain. Negative or unexpected results from one or more such tax audits or changes to tax laws governing the jurisdictions in which we operate could adversely affect our business.

Our growth strategy may prove unsuccessful.

We have a stated goal of increasing revenues and operating income at a rate greater than global vehicle production by increasing content per vehicle with innovative new components and through select acquisitions. We may not meet our goal because of any of the following: (a) the failure to develop new products which will be purchased by our customers; (b) technology changes rendering our products obsolete; (c) a reversal of the trend of supplying systems (which allows us to increase content per vehicle) instead of components; and (d) the failure to find suitable acquisition targets or the failure to integrate operations of acquired businesses quickly and cost affectively. Failure to execute our growth strategy could adversely affect our business.

We are subject to risks related to our international operations.

We have manufacturing and technical facilities in many regions including the Americas, Europe and Asia. For 2011, approximately 76% of our sales were outside the U.S. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, and international terrorism. Compliance with multiple and potentially conflicting laws and regulations of various countries is burdensome and expensive.

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

Risks related to our customers

We rely on sales to major customers.

We rely on sales to OEMs around the world of varying credit quality. Supply to several of these customers requires significant investment by the Company in working capital, plant and equipment. We base our growth projections, in part, on commitments made by our customers. These commitments generally renew yearly during a program life cycle. If actual production orders from our customers do not approximate such commitments due to any of a variety of factors including non-renewal of purchase orders, the customer's financial hardship or other unforeseen reasons, it could adversely affect our business.

Furthermore, some of our sales are concentrated. Our worldwide sales in 2011 to Volkswagen and Ford constituted approximately 19% and 12%, respectively, of our 2011 consolidated net sales.

We are sensitive to the affects of our major customers’ labor relations.

All three of our primary North American customers, Ford, Chrysler and General Motors, have major union contracts with the United Automobile, Aerospace and Agricultural Implement Workers of America. Because of domestic OEMs' dependence on a single union, we are affected by labor difficulties and work stoppages at OEMs' facilities. Similarly, a majority of our global customers' operations outside of North America are also represented by various unions. Any extended work stoppage could have an adverse affect on our business.

Risks related to our suppliers

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

However, there can be no assurance that capacity limitations, labor unrest, weather emergencies, commercial disputes, government actions, riots, wars, sabotage, non-conforming parts, acts of terrorism, “Acts of God," or other problems experienced by our suppliers will not result in occasional shortages or delays in their supply of components to us. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to meet the production schedules for some of our key products and could miss customer delivery expectations. This would adversely affect our customer relations and business.

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

The Company relies on third party service providers for administration of workers' compensation claims, health care benefits, pension benefits, stockholder and bondholder registration and similar services. These service providers contribute to the efficient conduct of the Company's business. Insolvency of one or more of these service providers could adversely affect our business.

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

Other risks

A variety of other factors could adversely affect our business.

Any of the following could materially and adversely affect our business: the loss of or changes in supply contracts or sourcing strategies of our major customers or suppliers; start-up expenses associated with new vehicle programs or delays or cancellation of such programs, utilization of our manufacturing facilities, which can be dependent on a single product line or customer; inability to recover engineering and tooling costs; market and financial consequences of recalls that may be required on products we supplied; delays or difficulties in new product development; the possible introduction of similar or superior technologies by others; global excess capacity and vehicle platform proliferation; and the impact of natural disasters.

Item 1B.	Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2011 fiscal year that remain unresolved.

Item 2.	Properties

As of December 31, 2011, the Company had 60 manufacturing, assembly, and technical locations worldwide. In addition to its 14 U.S. locations, the Company has eight locations in Germany; six locations in each of China and South Korea; five locations in India; three locations in each of Japan and Mexico; two locations in each of France, Hungary and Spain and one location in each of Brazil, Ireland, Italy, Monaco, Poland, Portugal, Sweden, Thailand and the United Kingdom. The Company also has several sales offices, warehouses and technical centers. The Company's worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs.

The following is additional information concerning principal manufacturing, assembly, and technical facilities operated by the Company, its subsidiaries, and affiliates.

ENGINE(a)

Americas:	Europe:	Asia:
Asheville, North Carolina	Arcore, Italy	Aoyama, Japan
Auburn Hills, Michigan	Bradford, England	Changwon, South Korea (b)
Cadillac, Michigan	Chazelles, France	Chennai, India
Campinas, Brazil	Kirchheimbolanden, Germany	Chonburi, Thailand
Cortland, New York	Ludwigsburg, Germany	Chungju-City, South Korea
Dixon, Illinois	Markdorf, Germany	Faridabad, India
El Salto Jalisco, Mexico	Muggendorf, Germany	Kakkalur, India
Fletcher, North Carolina	Neuhaus, Germany	Nabari City, Japan
Ithaca, New York	Oroszlany, Hungary	Ningbo, China (b) (c)
Marshall, Michigan	Rzeszow, Poland	Pyongtaek, South Korea (b) (c)
Ramos, Mexico	Tralee, Ireland
Valenca, Portugal (b)
Vigo, Spain
Vitoria, Spain

DRIVETRAIN(a)

Americas:	Europe:	Asia:
Addison, Illinois (b)	Arnstadt, Germany	Beijing, China (b)
Auburn Hills, Michigan	Heidelberg, Germany	Dalian, China (b)
Bellwood, Illinois	Ketsch, Germany	Eumsung, South Korea
Frankfort, Illinois	Landskrona, Sweden	Fukuroi City, Japan
Irapuato, Mexico	Monte Carlo, Monaco	Ochang, South Korea (b)
Livonia, Michigan	Szentlorinchata, Hungary	Pune, India
Longview, Texas (b)	Tulle, France	Shanghai, China (b)
Seneca, South Carolina		Sirsi, India
Water Valley, Mississippi
________________

(a)	The table excludes joint ventures owned less than 50% and administrative offices.

(b)	Indicates leased land rights or a leased facility.

(c)	City has 2 locations: a wholly owned subsidiary and a joint venture.

Item 3.	Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 14, "Contingencies," to the Condensed Consolidated Financial Statements for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 8, 2012, there were 2,332 holders of record of Common Stock.

Cash dividends declared and paid per share, adjusted for a stock split in 2007, were as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007	2006
Dividend amount	$—	$—	$0.12	$0.44	$0.34	$0.32

On March 5, 2009, the Company announced the suspension of the Company's quarterly dividend of $0.12 per share. The dividend policy is subject to review and change at the discretion of the Board of Directors.

High and low prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter in 2010 and 2011 were:

Quarter Ended	High	Low
March 31, 2010	$39.21	$33.43
June 30, 2010	$44.55	$33.93
September 30, 2010	$53.42	$35.68
December 31, 2010	$73.43	$51.06
March 31, 2011	$81.07	$64.22
June 30, 2011	$82.28	$65.78
September 30, 2011	$81.98	$57.39
December 31, 2011	$77.70	$54.59

The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor's (S&P's) 500 Stock Index, companies within our peer group and companies within Standard Industrial Code (“SIC”) 3714 - Motor Vehicle Parts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BorgWarner Inc., the S&P 500 Index,
SIC 3714 Motor Vehicle Parts and a Peer Group
________________
*$100 invested on 12/31/2006 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright © S&P, a division of the McGraw-Hill Companies Inc. All rights reserved.

BWA, S&P 500 and Peer Group data gleaned from Capital IQ; SIC Code Index gleaned from Research Data Group

	2006	2007	2008	2009	2010	2011
BorgWarner Inc.(1)	100.00	165.41	75.32	115.70	252.01	221.99
S&P 500(2)	100.00	105.49	66.46	84.05	96.71	98.75
SIC Code Index(3)	100.00	122.85	60.78	90.69	141.37	128.04
Peer Group(4)	100.00	106.60	43.72	80.29	135.53	101.18
________________
(1)BorgWarner Inc.
(2)S&P 500 — Standard & Poor’s 500 Total Return Index
(3)Standard Industrial Code (“SIC”) 3714-Motor Vehicle Parts
(4)Peer Group Companies — Consists of the following companies:
American Axle & Manufacturing Holdings, Inc., Autoliv, Inc., Gentex Corporation, Johnson Controls, Inc., Lear Corporation (pre-2009 bankruptcy), Magna International Inc., Meritor, Inc., Modine Manufacturing Company, Tenneco Inc., TRW Automotive Holdings Corp. and Visteon Corporation (pre-2009 bankruptcy)

Repurchase of Equity Securities

The Company's Board of Directors authorized the purchase of up to 19.8 million shares of the Company's common stock. As of December 31, 2011, the Company had repurchased 17,513,558 shares.

All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 plans to facilitate share repurchase. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2011, at a total cost of $88.7 million:

Issuer Repurchases of Equity Securities
Period	Total number of shares repurchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased
Month Ended December 31, 2011	1,400,800	$63.31	1,400,800	2,286,442
____________
NOTE: All purchases made on the open market. No purchases were made in October or November 2011.

Equity Compensation Plan Information

As of December 31, 2011, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding stock options and restricted common stock and the number of securities remaining available for issuance were as follows:

	Number of securities to be issued upon exercise of outstanding options, restricted common stock, warrants and rights	Weighted average exercise price of outstanding options, restricted common stock, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,649,823	$33.15	2,263,861
Equity compensation plans not approved by security holders	—	$—	—
Total	3,649,823	$33.15	2,263,861

Item 6.	Selected Financial Data

	Year Ended December 31,
(millions of dollars, except share and per share data)	2011(a)	2010(a)	2009(a)	2008(b)	2007
Operating results
Net sales	$7,114.7	$5,652.8	$3,961.8	$5,263.9	$5,328.6
Operating income (c)	$797.5	$504.3	$50.8	$7.3	$418.1
Net earnings (loss) attributable to BorgWarner Inc. (c)	$550.1	$377.4	$27.0	$(35.6)	$288.5

Earnings (loss) per share — basic	$5.04	$3.31	$0.23	$(0.31)	$2.49
Earnings (loss) per share — diluted	$4.45	$3.07	$0.23	$(0.31)	$2.45

Net R&D expenditures	$243.7	$185.0	$155.2	$205.7	$210.8

Capital expenditures, including tooling outlays	$393.7	$276.6	$172.0	$369.7	$293.9
Depreciation and tooling amortization	$252.2	$224.5	$234.6	$259.7	$243.1

Number of employees	19,250	17,500	12,500	13,800	17,700

Financial position
Cash	$359.6	$449.9	$357.4	$103.4	$188.5
Total assets	$5,958.6	$5,555.0	$4,811.4	$4,644.0	$4,958.5
Total debt	$1,329.1	$1,180.4	$842.3	$780.3	$636.3

Common share information
Cash dividend declared and paid per share	$—	$—	$0.12	$0.44	$0.34

Market prices
High	$82.28	$73.43	$36.78	$55.99	$53.00
Low	$54.59	$33.43	$14.62	$15.00	$29.02

Weighted average shares outstanding (thousands)
Basic	109,229	114,155	116,522	116,007	116,002
Diluted	128,468	129,575	116,939	116,007	117,840
________________

(a)
The Company's diluted earnings per share for the years ended December 31, 2011 and 2010 include the impact of the Company's 3.50% convertible senior notes and associated warrants. For the year ending December 31, 2009, the impact of the Company's 3.50% convertible senior notes and associated warrants was not included in the calculation of diluted earnings per share because including them, under the if-converted method, would increase earnings per share.

(b)
The Company had a net loss for the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

(c)
The Company's operating income and net earnings attributable to BorgWarner Inc. for the year ended December 31, 2009 includes $50.3 million of restructuring expense. The Company's operating income and net loss attributable to BorgWarner Inc. for the year ended December 31, 2008 includes $127.5 million of restructuring expense and a goodwill impairment charge of $156.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered automotive systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles ("SUVs"), vans and light-trucks). The Company's products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.

The Company's products fall into two reporting segments: Engine and Drivetrain. The Engine segment's products include turbochargers, timing devices and chain products, emissions systems, thermal systems, diesel coldstart, gasoline ignition technology and cabin heaters. The Drivetrain segment's products include transmission components and systems and all-wheel drive torque management systems.

RESULTS OF OPERATIONS

A summary of our operating results for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
(millions of dollars, except per share data)	2011	2010	2009
Net sales	$7,114.7	$5,652.8	$3,961.8
Cost of sales	5,704.3	4,559.5	3,401.0
Gross profit	1,410.4	1,093.3	560.8
Selling, general and administrative expenses	621.0	566.6	459.8
Restructuring expense	—	—	50.3
Other (income) expense	(8.1)	22.4	(0.1)
Operating income	797.5	504.3	50.8
Equity in affiliates’ earnings, net of tax	(38.2)	(39.6)	(21.8)
Interest income	(4.8)	(2.8)	(2.5)
Interest expense and finance charges	74.6	68.8	57.2
Earnings before income taxes and noncontrolling interest	765.9	477.9	17.9
Provision (benefit) for income taxes	195.3	81.7	(18.5)
Net earnings	570.6	396.2	36.4
Net earnings attributable to the noncontrolling interest, net of tax	20.5	18.8	9.4
Net earnings attributable to BorgWarner Inc.	$550.1	$377.4	$27.0
Earnings per share — diluted	$4.45	$3.07	$0.23

The Company's earnings per diluted share were $4.45, $3.07 and $0.23 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Year Ended December 31,
	2011	2010	2009
Non-comparable items:
Loss from disposal activities	$(0.19)	$—	$—
Patent infringement settlement, net of legal costs incurred	0.14	—	—
Tax adjustments	0.05	—	—
Environmental litigation settlement	—	(0.14)	—
Medicare Part D tax law change	—	(0.02)	—
Reversal of foreign tax credit valuation allowance	—	0.17	—
BERU - Eichenauer equity investment gain	—	0.04	—
Restructuring expense	—	—	(0.29)
Interest rate derivative agreements	—	—	(0.03)
Topic 805 adoption	—	—	(0.03)
Change in retiree obligation related to Muncie closure	—	—	0.15
Adjustments to tax accounts	—	—	0.03
Total impact to earnings per share — diluted:	$—	$0.05	$(0.17)

A summary of non-comparable items impacting the Company’s net earnings for the years ended December 31, 2011, 2010 and 2009 is as follows:

Year ended December 31, 2011:

•
The Company incurred $21.5 million in expense associated with the loss on sale of the tire pressure monitoring business, including costs related to the divestiture, and a write-down of a portion of the ignitor and electronic business. In addition, the Company recorded $1.4 million of tax benefit associated with the disposals and $4.1 million of tax expense related to an intercompany disposal transaction.

•	The Company recorded a $29.1 million patent infringement settlement gain, net of legal costs incurred, which was partially offset by $11.0 million of additional tax expense.

•
The Company recorded a $6.2 million benefit related to tax adjustments resulting from a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits.

Year ended December 31, 2010:

•	The Company recorded a $28.0 million charge for alleged personal injury relating to environmental contamination.

•	The Company recorded $2.5 million in expense associated with the Medicare Part D tax adjustment.

•	The Company reversed $21.2 million of the valuation allowance on U.S. based foreign tax credit carryforwards.

•	The Company recorded an $8.0 million gain on the acquisition of BERU-Eichenauer GmbH related to adjusting the Company's 50% investment to fair value under ASC Topic 805.
Year ended December 31, 2009:

•
The Company recorded restructuring expenses of $50.3 million, which included $9.0 million relating to employee termination benefits, $36.3 million of asset impairment charges and $5.0 million related to the North American and European restructuring.

•	The Company terminated its interest rate derivative agreements, resulting in a $3.0 million net loss.

•	The Company recorded a $4.8 million charge upon the adoption of the amendment to ASC Topic 805, "Business Combinations."

•	The Company recorded a $27.9 million net pre-tax gain related to retiree obligations resulting from the closure of the Muncie, Indiana, Drivetrain facility.

•	The Company established a $7.7 million valuation allowance for foreign tax credit carryforwards.

The Company's effective tax rate, after giving tax effect to the non-comparable items shown above, was 24.8%, 21.7% and (12.0)% for the years ended December 31, 2011, 2010 and 2009, respectively.

Net Sales

The table below summarizes the overall worldwide light vehicle production year over year percentage increases/(decreases) for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
North America*	9.1%	38.8%
Europe*	5.1%	13.7%
Asia*	(0.3)%	26.5%
Total Worldwide*	2.8%	23.5%
BorgWarner year over year net sales change	25.9%	42.7%
BorgWarner year over year net sales change, excluding the impact of foreign currencies	21.7%	45.0%
________________

*	Data provided by CSM Worldwide.

The year over year net sales increase of 25.9% for the year ended December 31, 2011 was better than the estimated worldwide market production increase of 2.8%. Excluding the impact of strengthening foreign currencies, primarily the Euro, the second quarter 2010 purchase of Dytech Ensa S.L. and the first quarter 2011 purchase of Haldex Traction AB, net sales increased by approximately 17% during the year ended December 31, 2011. The above-market growth for the Company was driven by the industry's focus on fuel economy and lower emissions.

The year over year net sales increase of 42.7% for the year ended December 31, 2010 was better than the estimated worldwide market production increase of 23.5%. Excluding, the impact of weakening foreign currencies, primarily the Euro, and the second quarter 2010 purchase of Dytech Ensa S.L., net sales increased by approximately 41% during the year ended December 31, 2010.

Consolidated net sales to Volkswagen were approximately 19% for the years ended December 31, 2011 and 2010 and 22% for the year ended December 31, 2009; and to Ford of approximately 12%, 11% and 12% for the years ended December 31, 2011, 2010 and 2009, respectively. Both of our reporting segments had significant sales to the customers listed above. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.

The following table details our results of operations as a percentage of net sales:

	Year Ended December 31,
(percentage of net sales)	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.2	80.7	85.8
Gross profit	19.8	19.3	14.2
Selling, general and administrative expenses	8.7	10.0	11.6
Restructuring expense	—	—	1.3
Other (income) expense	(0.1)	0.4	—
Operating income	11.2	8.9	1.3
Equity in affiliates’ earnings, net of tax	(0.5)	(0.7)	(0.6)
Interest income	(0.1)	—	—
Interest expense and finance charges	1.0	1.2	1.4
Earnings before income taxes and noncontrolling interest	10.8	8.4	0.5
Provision (benefit) for income taxes	2.8	1.4	(0.4)
Net earnings	8.0	7.0	0.9
Net earnings attributable to the noncontrolling interest, net of tax	0.3	0.3	0.2
Net earnings attributable to BorgWarner Inc.	7.7%	6.7%	0.7%

Cost of sales as a percentage of net sales was 80.2%, 80.7% and 85.8% in the years ended December 31, 2011, 2010 and 2009, respectively. The Company's material cost of sales was approximately 50% of net sales in the years ended December 31, 2011, 2010 and 2009. The Company's remaining cost to convert raw material to finished product, which includes direct labor and manufacturing overhead, has continued to improve during the years ended December 31, 2011 and December 31, 2010 compared to December 31, 2009 as a result of increased net sales and successful cost reduction actions. Gross profit as a percentage of net sales was 19.8%, 19.3% and 14.2% in the years ended December 31, 2011, 2010 and 2009, respectively.

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 8.7%, 10.0% and 11.6% in the years ended December 31, 2011, 2010 and 2009, respectively. SG&A expenses increased $54.4 million, or 9.6%, compared to the year ended December 31, 2010. The increase was primarily due to the $58.7 million, or 31.7%, increase in research and development ("R&D") costs, which are included in SG&A expenses. SG&A as a percentage of net sales has continued to improve during the years ended December 31, 2011 and December 31, 2010 compared to December 31, 2009 primarily as a result of significant year over year increases in net sales.

R&D costs, net of customer reimbursements, was $243.7 million, or 3.4% of net sales, in the year ended December 31, 2011, compared to $185.0 million, or 3.3% of net sales, and $155.2 million, or 3.9% of net sales, in the years ended December 31, 2010 and 2009, respectively. We will continue to invest in a number of cross-business R&D programs, as well as a number of other key programs, all of which are necessary for short and long-term growth. Our current long-term expectation for R&D spending is approximately 4% of net sales.

Restructuring expense of $50.3 million for the year ended December 31, 2009, included $9.0 million relating to employee termination benefits, $36.3 million of asset impairment charges and $5.0 million of other charges. The Company's restructuring actions reduced its North American workforce by approximately 550 people, or 12%; its European workforce by approximately 150 people, or 2%; and its Asian workforce by approximately 60 people, or 3%. Refer to Note 17, “Restructuring,” to the Consolidated Financial Statements in Item 8 of this report for further discussion.

Equity in affiliates' earnings, net of tax was $38.2 million, $39.6 million and $21.8 million in the years ended December 31, 2011, 2010 and 2009, respectively. This line item is primarily driven by the results of our 50% owned Japanese joint venture, NSK-Warner, and our 32.6% owned Indian joint venture, Turbo Energy Limited (“TEL”). The decrease in equity in affiliates' earnings for the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily due to lower production volumes in Japan as a result of natural disasters. The significant increase in equity in affiliates' earnings for the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily due to higher vehicle production in Asia. Refer to Note 5 to the Consolidated Financial Statements in Item 8 of this report for further discussion of NSK-Warner.

Interest expense and finance charges were $74.6 million, $68.8 million and $57.2 million in the years ended December 31, 2011, 2010 and 2009, respectively. Interest expense and finance charges have increased for the years ended December 31, 2011 and December 31, 2010 compared to the year ended December 31, 2009 primarily due to higher debt levels.

Provision (benefit) for income taxes The provision (benefit) for income taxes resulted in an effective tax rate of 25.5% for the year ended December 31, 2011, compared with rates of 17.1% and (103.4)% for the years ended December 31, 2010 and 2009, respectively.

The effective tax rate of 25.5% for the year ended December 31, 2011 includes $11.0 million of additional tax expense associated with the Company's patent infringement settlement, $2.7 million of additional tax expense associated with the loss on disposals and tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates' earnings. Excluding the impact of the patent infringement settlement, loss on disposals and the other tax adjustments mentioned above, the Company's annual effective tax rate associated with ongoing operations for 2011 was 24.8%.
The effective tax rate of 17.1% for the year ended December 31, 2010 differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates' earnings. Excluding the impacts of the reversal of the valuation allowance on U.S. based foreign tax credits, the change in tax treatment for Medicare Part D subsidies, the BERU-Eichenauer equity investment gain and the Company's environmental litigation settlement, the Company's annual effective tax rate associated with on-going business operations was 21.7%.

The effective tax rate of (103.4)% for the year ended December 31, 2009 differs from the U.S. statutory rate primarily due a reduction in U.S. income; foreign rates, which differ from those in the U.S.; the realization of certain business tax credits including R&D and U.S. based foreign tax credits; and favorable permanent differences between book and tax treatment for items, including equity in affiliates' earnings.

Net earnings attributable to the noncontrolling interest, net of tax of $20.5 million for the year ended December 31, 2011 increased by $1.7 million and $11.1 million from the years ended December 31, 2010 and 2009, respectively. The increases during the year ended December 31, 2011 and December 31, 2010 compared to the year ended December 31, 2009 are primarily related to higher sales and earnings by the Company's joint ventures.

Results By Reporting Segment

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

The following tables present segment information, including sales and Adjusted EBIT, for the years ended December 31, 2011, 2010 and 2009:

Net Sales

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
Engine	$5,050.6	$4,060.8	$2,883.2
Drivetrain	2,084.5	1,611.4	1,093.5
Inter-segment eliminations	(20.4)	(19.4)	(14.9)
Net sales	$7,114.7	$5,652.8	$3,961.8

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest ("Adjusted EBIT")

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
Engine	$774.3	$537.9	$219.8
Drivetrain	161.2	137.0	(13.5)
Adjusted EBIT	935.5	674.9	206.3
Patent infringement settlement gain, net of legal costs incurred	(29.1)	—	—
Loss from disposal activities	21.5	—	—
Environmental litigation settlement	—	28.0	—
BERU-Eichenauer equity investment gain	—	(8.0)	—
Muncie closure retiree obligation net gain	—	—	(27.9)
Corporate, including equity in affiliates' earnings and stock-based compensation	107.4	111.0	111.3
Restructuring expense	—	—	50.3
Interest income	(4.8)	(2.8)	(2.5)
Interest expense and finance charges	74.6	68.8	57.2
Earnings before income taxes and noncontrolling interest	765.9	477.9	17.9
Provision (benefit) for income taxes	195.3	81.7	(18.5)
Net earnings	570.6	396.2	36.4
Net earnings attributable to the noncontrolling interest, net of tax	20.5	18.8	9.4
Net earnings attributable to BorgWarner Inc.	$550.1	$377.4	$27.0

The Engine segment's net sales for the year ended December 31, 2011 increased $989.8 million, or 24.4%, and segment EBIT increased $236.4 million, or 43.9%, from the year ended December 31, 2010. Excluding the impact of strengthening foreign currencies, primarily the Euro, and the second quarter 2010 acquisition of Dytech ENSA S.L., net sales increased approximately 18%. The Segment EBIT margin was 15.3% for the year ended December 31, 2011, up from 13.2% in the year ended December 31, 2010. The net sales and Segment EBIT increases were primarily driven by strong global growth in all major product groups and continued cost management.

The Engine segment's net sales for the year ended December 31, 2010 increased $1,177.6 million, or 40.8%, and segment EBIT increased $318.1 million, or 144.7%, from the year ended December 31, 2009. Excluding the impact of weakening foreign currencies, primarily the Euro, and the purchase of Dytech Ensa S.L., net sales increased approximately 38%. The net sales increase was primarily driven by strong global growth in all major product groups. The Segment EBIT margin was 13.2% for the year ended December 31, 2010, up from 7.6% in the year ended December 31, 2009, due to a significant increase in customer production schedules in the U.S. and European markets and continued cost management.

The Drivetrain segment's net sales for the year ended December 31, 2011 increased $473.1 million, or 29.4%, and segment EBIT increased $24.2 million from the year ended December 31, 2010. Excluding the impact of strengthening foreign currencies, primarily the Euro, and the first quarter 2011 acquisition of Haldex Traction AB, net sales increased approximately 14%. The net sales increase was a result of strong four-wheel drive system and traditional transmission component sales in South Korea and higher dual clutch transmission module sales in Europe. The Segment EBIT margin was 7.7% in the year ended December 31, 2011, down from 8.5% in the year ended December 31, 2010, primarily due to operational inefficiencies in its European operations and Traction Systems acquisition related expenses.

The Drivetrain segment's net sales for the year ended December 31, 2010 increased $517.9 million, or 47.4%, and segment EBIT increased $150.5 million from the year ended December 31, 2009. Excluding the impact of weaker foreign currencies, primarily the Euro, net sales increased approximately 49%. The net sales increase was primarily driven by strong growth of transmission components and torque management devices in Europe, Asia and the U.S. The Segment EBIT margin was 8.5% in the year ended December 31, 2010, up from (1.2)% in the year ended December 31, 2009, primarily due to higher global production of light trucks and sport utility vehicles equipped with its torque transfer products and continued cost management.

Corporate represents headquarters' expenses not directly attributable to the individual segments, expenses associated with divested operations and equity in affiliates' earnings. This net expense was $107.4 million, $111.0 million and $111.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Outlook

Our overall outlook for 2012 is positive. The Company expects global production volumes to be higher in 2012 compared with 2011. In Europe, we expect production volumes to decline in 2012 compared with 2011. However, we expect that higher adoption rates of BorgWarner products around the world will result in sales growth for the Company above global production growth in 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had $359.6 million of cash on hand at December 31, 2011. On June 30, 2011, the Company amended and extended its $550 million multi-currency revolving credit facility (which included a feature that allowed the Company's borrowings to be increased to $600 million) to a $650 million multi-currency revolving credit facility (which includes a feature that allows the Company's borrowings to be increased to $1 billion). The facility provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants as part of the credit agreement. These covenants are a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at December 31, 2011 and expects to remain compliant in future periods. At December 31, 2011, the Company had $70.0 million of outstanding borrowings under this facility. There were no outstanding borrowings under this facility at December 31, 2010.

On September 8, 2010, the Company amended the December 21, 2009 Receivable Purchase Agreement, which increased the accounts receivable securitization facility from $50 million to $80 million. This facility matures on December 21, 2012.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. In accordance with the original terms of the agreement, the Company has an option to settle the convertible senior notes through delivering cash, shares of its common stock or a combination thereof. On December 13, 2011, the Company announced its intention to settle the convertible senior notes through delivering shares of its common stock, currently held in treasury stock.

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

    Capitalization

(millions of dollars)	2011	2010
Notes payable and short-term debt	$196.3	$122.4
Current portion of long-term debt	381.5	6.1
Long-term debt	751.3	1,051.9
Total debt	1,329.1	1,180.4
Less: cash	359.6	449.9
Total debt, net of cash	969.5	730.5
Total equity	2,453.0	2,309.8
Total capitalization	$3,422.5	$3,040.3
Total debt, net of cash, to capital ratio	28.3%	24.0%

Balance sheet debt increased by $148.7 million and cash on hand decreased by $90.3 million compared to December 31, 2010, primarily due to the acquisition of the Haldex Traction AB and treasury share repurchases.

Total equity increased by $143.2 million in the year ended December 31, 2011 as follows:

(millions of dollars)
Balance, January 1, 2011	$2,309.8
Net earnings	550.1
Stock-based compensation	60.5
Capital contribution from noncontrolling interest	19.5
Purchase of treasury stock	(357.6)
Currency translation and hedged instruments, net of tax	(67.2)
Defined benefit post employment plans, net of tax, including acquisition	(29.1)
BorgWarner Vikas Emissions India Private Limited acquisition	(29.4)
All other, net	(3.6)
Balance, December 31, 2011	$2,453.0

The currency translation component of other comprehensive income decreased during the year ended December 31, 2011 primarily due to the strengthening foreign currencies, primarily the Euro.

Operating Activities

Net cash provided by operating activities was $708.2 million, $538.9 million and $351.0 million in the years ended December 31, 2011, 2010 and 2009, respectively. The increase in the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily reflects higher earnings. The increase in the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily reflects higher earnings, offset by higher working capital needs.

Investing Activities

Net cash used in investing activities was $564.5 million, $429.5 million and $154.8 million in the years ended December 31, 2011, 2010 and 2009, respectively. This increases in the years ended December 31, 2011 and December 31, 2010 compared to the year ended December 31, 2009 are primarily due to increased capital spending and higher payments for businesses acquired, net of cash acquired. Year over year capital spending increases of $117.1 million and $104.6 million during the years ended December 31, 2011 and December 31, 2010, respectively, were primarily due to higher spending levels required to meet increased level of program launches worldwide.

Financing Activities

Net cash used in financing activities was $219.7 million and $13.2 million for the years ended December 31, 2011 and 2010, respectively. Net cash provided by financing activities was $44.8 million for the year ended December 31, 2009. The $206.5 million increase in cash used in financing activities during the year ended December 31, 2011 compared to the year ended December 31, 2010 reflects lower net borrowings of $133.2 million, an increase in the Company's purchases of treasury stock of $31.9 million and the purchase of the noncontrolling interest's 40% share of BorgWarner Vikas Emissions Systems India Private Limited of $29.4 million.

The $58.0 million increase in cash used in financing activities during the year ended December 31, 2010 compared to the year ended December 31, 2009 reflects the Company's purchase of treasury stock of $325.7 million, which was partially offset by increased proceeds from stock options, including tax benefit of $58.4 million and net borrowings of $153.9 million and payments made for noncontrolling interest acquired of $48.5 million and dividends paid to BorgWarner shareholders of $13.8 million during the year ended December 31, 2009.

The Company's significant contractual obligation payments at December 31, 2011 are as follows:

(millions of dollars)	Total	2012	2013-2014	2015-2016	After 2016
Other post employment benefits, excluding pensions (a)	$372.7	$24.9	$47.5	$44.3	$256.0
Defined benefit pension plans (b)	118.8	21.5	30.1	17.8	49.4
Notes payable and long-term debt (c)	1,338.5	583.0	76.8	150.0	528.7
Projected interest payments (d)	385.7	46.6	81.6	80.0	177.5
Non-cancelable operating leases	72.8	16.7	26.1	20.1	9.9
Capital spending obligations	48.9	48.9	—	—	—
Inventory purchase obligations	15.1	14.1	1.0	—	—
Income tax payments (e)	141.8	141.8	—	—	—
Environmental (f)	11.5	3.4	2.5	0.8	4.8
Total	$2,505.8	$900.9	$265.6	$313.0	$1,026.3
________________

(a)
Other post employment benefits, excluding pensions, include anticipated future payments to cover retiree medical and life insurance benefits. See Note 11 to the Consolidated Financial Statements for disclosures related to the Company’s other post employment benefits.

(b)
Since the timing and amount of payments for funded defined benefit pension plans are usually not certain for future years such potential payments are not shown in this table, except for the Company’s settlement agreement with the Pension Benefit Guaranty Corporation ("PBGC") to make payments of $15 million in both 2012 and 2013. Amount contained in “After 2016” column is for unfunded plans and includes estimated payments through 2021. See Note 11 to the Consolidated Financial Statements for disclosures related to the Company’s pension benefits.

(c)	The Company's 3.50% convertible senior notes due April 15, 2012, with a face value of $373.8 million, will be settled in common stock currently held in treasury.

(d)
Projection is based upon actual fixed rates where appropriate, and a projected floating rate for the variable rate portion of the total debt portfolio. The floating rate projection is based upon current market conditions and rounded to the nearest 50th basis point (0.50%), which is 5.5% for this purpose. Projection is also based upon debt being redeemed upon maturity.

(e)	See Note 4 to the Consolidated Financial Statements for disclosures related to the Company’s income taxes.

(f)	See Note 14 to the Consolidated Financial Statements for disclosures related to the Company’s environmental contingencies.

We believe that the combination of cash from operations, cash balances, available credit facilities and the remaining shelf registration capacity will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future. We will continue to balance our needs for internal growth, external growth, debt reduction and cash conservation.

Off Balance Sheet Arrangements

The Company has certain leases that are recorded as operating leases. Types of operating leases include leases on the headquarters facility, an airplane, vehicles and certain office equipment. The total expected future cash outlays for operating lease obligations at December 31, 2011 is $72.8 million. See Note 15 to the Consolidated Financial Statements for more information on operating leases, including future minimum payments.

Pension and Other Post Employment Benefits

The Company's policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2011, all legal funding requirements had been met. The Company contributed $37.0 million, $25.1 million and $39.3 million to its defined benefit pension plans in the years ended December 31, 2011, 2010 and 2009, respectively. The Company expects to contribute a total of $30 million to $40 million into its defined benefit pension plans during 2012, including $15 million related to the Company's settlement agreement with the PBGC. Of the $30 million to $40 million in projected 2012 contributions, $21.5 million are contractual obligations, while the remaining payments are discretionary.

The funded status of all pension plans was a net unfunded position of $236.4 million and $210.4 million at December 31, 2011 and 2010, respectively. Of these amounts, $128.7 million and $128.0 million at December 31, 2011 and 2010, respectively, were related to plans in Germany, where there is not a tax deduction allowed under the applicable regulations to fund the plans; hence the common practice is to make contributions as benefit payments become due.

Other post employment benefits primarily consist of post employment health care benefits for certain employees and retirees of the Company's U.S. operations. The Company funds these benefits as retiree claims are incurred. Other post employment benefits had an unfunded status of $251.0 million and $261.9 million at December 31, 2011 and 2010, respectively.

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP will not violate the Labor - Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009, the action pending in Indiana was dismissed, while the action in Michigan is continuing and in the discovery phase. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot reasonably estimate the amount or the range of potential loss, if any.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance of $10.4 million at December 31, 2011. The accrued amounts do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company's results of operations, financial position or cash flows. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. In 2007 and 2008, lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs, alleging personal injury relating to alleged environmental contamination at its Crystal Springs, Mississippi plant. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs and those of approximately 2,700 unfiled claimants represented by those plaintiffs' attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay up to $28 million in settlement funds, which was expensed in the second quarter of 2010. The Company paid $13.9 million in November 2010 and made the final payment of $13.9 million in February 2011. Litigation concerning indemnification is pending and the Company may in the future become subject to further legal proceedings.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2011 and December 31, 2010, the Company had approximately 16,000 and 17,000 pending asbestos-related product liability claims, respectively. Of the approximately 16,000 outstanding claims at December 31, 2011, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2011, of the approximately 1,800 claims resolved, 288 (16%) resulted in any payment being made to a claimant by or on behalf of the Company. In the full year of 2010, of the approximately 7,700 claims resolved, 245 (3%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

To date, the Company has paid and accrued $190.9 million in defense and indemnity in advance of insurers' reimbursement and has received $81.1 million in cash and notes from insurers, including CNA. The net balance of $109.8 million, is expected to be fully recovered, of which approximately $33 million is estimated to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2010, insurers owed $120.6 million in association with these claims.

On April 5, 2010, the Superior Court of New Jersey Appellate Division affirmed a lower court judgment in an asbestos-related action against the Company and others. The Company filed its Notice of Petition to the Supreme Court of New Jersey in late April, seeking to appeal the decisions of the lower courts. On July 8, 2010 the Supreme Court of New Jersey denied the Company's Notice of Petition appealing the decision of the lower courts. The total claim of $40.7 million was paid by the Company in July 2010.

In addition to the $109.8 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $61.7 million for claims asserted, but not yet resolved and their related defense costs at December 31, 2011. The Company also has a related asset of $61.7 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company's experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to above. At December 31, 2010, the comparable value of the insurance asset and accrued liability was $50.6 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	December 31,
(millions of dollars)	2011	2010
Assets:
Prepayments and other current assets	$28.8	$25.8
Other non-current assets	32.9	24.8
Total insurance assets	$61.7	$50.6
Liabilities:
Accounts payable and accrued expenses	$28.8	$25.8
Other non-current liabilities	32.9	24.8
Total accrued liabilities	$61.7	$50.6

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations. Some of these policies require management's most difficult, subjective or complex judgments in the preparation of the financial statements and accompanying notes. Management makes estimates and assumptions about the effect of matters that are inherently uncertain, relating to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Our most critical accounting policies are discussed below.

Use of estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the accompanying notes, as well as, the amounts of revenues and expenses reported during the periods covered by these financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition The Company recognizes revenue when title and risk of loss pass to the customer, which is usually upon shipment of product. Although the Company may enter into long-term supply agreements with its major customers, each shipment of goods is treated as a separate sale and the prices are not fixed over the life of the agreements.

Cost of sales The Company includes materials, direct labor and manufacturing overhead within cost of sales. Manufacturing overhead is comprised of indirect materials, indirect labor, factory operating costs and other such costs associated with manufacturing products for sale.

Impairment of long-lived assets, including definite-lived intangible assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other amortizable intangible assets, when events and circumstances warrant such a review under Accounting Standards Codification ("ASC") Topic 360. A recoverability review is performed using the undiscounted cash flows if there is a triggering event. If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a fair value analysis. Management determines fair value under ASC Topic 820 using the appropriate valuation technique of market, income or cost approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the valuations. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include: (i) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; (ii) undiscounted future cash flows generated by the asset; and (iii) fair value of the asset.

The Company recognized $36.3 million of asset impairment charges during the year ended December 31, 2009 within restructuring expense in the Consolidated Statement of Operations.

See Note 17, “Restructuring,” to the Consolidated Financial Statements for more information regarding the Company's impairment of long-lived assets and a discussion of market-based measurements.

Goodwill and other indefinite-lived intangible assets During the fourth quarter of each year or upon a triggering event, the Company reviews the goodwill assigned to each of its reporting units to identify those units with a fair value more-likely-than-not less than its carrying value. With the exception of two reporting units that had recent acquisition or divestiture activity, a qualitative assessment was completed. This assessment evaluated various events and circumstances, such as macro economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. After completing this assessment, the Company determined it was more-likely-than-not the fair value exceeded the carrying value of the reporting units qualitatively reviewed. A quantitative, "step one," impairment analysis, therefore, was not required.

For the two reporting units with recent acquisition or divestiture activity, the Company performed a quantitative, "step one," goodwill impairment analysis, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of this goodwill impairment analysis is the Company's annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five year projection of future cash flows based on actual new products and customer commitments and assumes the last year of the LRP data is a fair indication of the future performance. Because the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company's facts and circumstances. The Company believes the assumptions and estimates used to determine its estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value.

The primary assumptions affecting the Company's December 31, 2011 goodwill quantitative, "step one," impairment review are as follows:

•
Discount rate: The Company used a 10% weighted average cost of capital (“WACC”) as the discount rate for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•	Operating income margin: The Company used historical and expected operating income margins, which may vary based on the projections of each reporting unit being evaluated.

In addition to the above primary assumptions, the Company notes the following risk to volume and operating income assumptions that could have an impact on the discounted cash flow model:

•	The automotive industry is cyclical and the Company's results of operations would be adversely affected by industry downturns.

•	The Company is dependent on market segments that use our key products and would be affected by decreasing demand in those segments.

•	The Company is subject to risks related to international operations.

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2011 indicated the Company's goodwill assigned to the two reporting units that were quantitatively assessed was not impaired. Additionally, a sensitivity analysis was completed indicating a 1% increase in the discount rate or a 1% decrease in the operating margin assumptions would not result in the carrying value exceeding the fair value of either of the reporting units quantitatively assessed.

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

Product warranties The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. Our warranty provision over the last three years, and as a percentage of net sales, has trended as follows:

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
Net sales	$7,114.7	$5,652.8	$3,961.8
Warranty provision	$47.5	$39.3	$46.0
Warranty provision as a percentage of net sales	0.7%	0.7%	1.2%

The following table illustrates the sensitivity of a 25 basis point change (as a percentage of net sales) in the assumed warranty trend on the Company's accrued warranty liability:

	December 31,
(millions of dollars)	2011	2010	2009
25 basis point decrease (income)/expense	$(17.8)	$(14.1)	$(9.9)
25 basis point increase (income)/expense	$17.8	$14.1	$9.9

At December 31, 2011, the total accrued warranty liability was $72.7 million. The accrual is represented as $38.6 million in current liabilities and $34.1 million in non-current liabilities on our Consolidated Balance Sheet.

See Note 7 to the Consolidated Financial Statements for more information regarding product warranties.

Other loss accruals and valuation allowances The Company has numerous other loss exposures, such as customer claims, workers' compensation claims, litigation and recoverability of assets. Establishing loss accruals or valuation allowances for these matters requires the use of estimates and judgment in regard to the risk exposure and ultimate realization. The Company estimates losses under the programs using consistent and appropriate methods; however, changes to its assumptions could materially affect the recorded accrued liabilities for loss or asset valuation allowances.

Environmental contingencies The Company works with outside experts to determine a range of potential liability for environmental sites. The ranges for each individual site are then aggregated into a loss range for the total accrued liability. Management's estimate of the loss range for environmental liability, including conditional asset retirement obligations, for 2011 is between approximately $8 million and $23 million.  We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range. At December 31, 2011, our total accrued environmental liability was $11.5 million, which includes our conditional asset retirement obligation under ASC Topic 410 of $1.1 million.

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

The Company's defined benefit pension and non-pension postretirement employee benefit plans are accounted for in accordance with ASC Topic 715. Disability, early retirement and other postemployment employee benefits are accounted for in accordance with ASC Topic 712. The determination of the Company's obligation and expense for its pension and other postretirement employee benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain assumptions, including the expected long-term rate of return on plan assets, discount rate, rates of increase in compensation and health care costs trends are described in Note 11, “Retirement Benefit Plans,” to the Consolidated Financial Statements. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with GAAP.

In accordance with GAAP, actual results that differ from assumptions used are accumulated and generally amortized over future periods. The primary assumptions affecting the Company's accounting for employee benefits under ASC Topics 712 and 715 as of December 31, 2011 are as follows:

•
Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs, including historical returns for the different asset classes held by the Company's trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans' invested assets. In determining its pension expense for the year ended December 31, 2011, the Company used long-term rates of return on plan assets ranging from 1.75% to 9.00% outside of the U.S. and 7.50% in the U.S.

Actual returns on U.S. pension assets were 3.7%, 14.6% and 25.3% for the years ended December 31, 2011, 2010 and 2009, respectively, compared to the expected rate of return assumption of 7.50% for the years ended December 31, 2011, 2010 and 2009, respectively.

Actual returns on U.K. pension assets were 3.3%, 13.3% and 15.1% for the years ended December 31, 2011, 2010 and 2009, respectively, compared to the expected rate of return assumption of 7.50% for the years ended December 31, 2011, 2010 and 2009, respectively.

•
Discount rate: The discount rate is used to calculate pension and postretirement employee benefit obligations (“OPEB”). The discount rate assumption is based on a constant effective yield from matching projected plan cash flows to high quality (Aa) bond yields of corresponding maturities as of the measurement date. The Company used discount rates ranging from 1.75% to 8.00% to determine its pension and other benefit obligations as of December 31, 2011, including weighted average discount rates of 4.42% in the U.S., 5.13% outside of the U.S., and 4.25% for U.S. other post employment health care plans. The U.S. discount rate reflects the fact that our U.S. pension plan has been closed for new participants since 1989 (1999 for our U.S. health care plan), and with the closing of our Muncie facility in 2009, there will be negligible service cost going forward.

•
Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company specific historical trends for health care cost to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postretirement employee health care plans as of December 31, 2011, the Company used health care cost trend rates of 7.10%, declining to an ultimate trend rate of 5% by the year 2019.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and other postretirement employee benefit obligations and its future expense.

The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2012 pre-tax pension expense:

(millions of dollars)	Impact on U.S. 2012 pre-tax pension (expense)/income		Impact on Non-U.S. 2012 pre-tax pension (expense)/income
1 percentage point decrease in discount rate	$—	*	$(3.2)
1 percentage point increase in discount rate	$—	*	$3.2
1 percentage point decrease in expected return on assets	$(2.8)		$(1.4)
1 percentage point increase in expected return on assets	$2.8		$1.4
________________
* A 1 percentage point increase or decrease in the discount rate would have a negligible impact on the Company’s U.S. 2012 pre-tax pension expense.

The following table illustrates the sensitivity to a change in the discount rate assumption related to the Company’s U.S. OPEB interest expense:

(millions of dollars)	Impact on 2012 pre-tax OPEB interest (expense)/income
1 percentage point decrease in discount rate	$(1.6)
1 percentage point increase in discount rate	$1.6

The sensitivity to a change in the discount rate assumption related to the Company's total 2012 U.S. OPEB expense is expected to be negligible, as any increase in interest expense will be offset by net actuarial gains.

The following table illustrates the sensitivity to a one-percentage point change in the assumed health care cost trend related to the Company's OPEB obligation and service and interest cost:

	One Percentage Point
(millions of dollars)	Increase	Decrease
Effect on other post employment benefit obligation	$18.3	$(16.1)
Effect on total service and interest cost components	$0.8	$(0.7)

See Note 11 to the Consolidated Financial Statements for more information regarding the Company’s retirement benefit plans.

Income taxes  The Company accounts for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In 2009, the Company recorded a valuation allowance that primarily represented foreign net operating losses and U.S. based foreign tax credits for which utilization was uncertain. In 2010, the Company recorded a reversal of the Company’s $21.2 million valuation allowance on U.S. based foreign tax credit carryforwards.

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

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of ASC Topic 605. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2011, the Company has recorded a liability for its best estimate of the more likely than not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

See Note 4 to the Consolidated Financial Statements for more information regarding income taxes.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") amended ASC Topic 210, "Balance Sheet," requiring companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The Company anticipates the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

In September 2011, the FASB amended ASC Topic 350, "Intangibles - Goodwill and Other," allowing companies to first assess qualitative factors to determine whether it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. This guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2011. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

In June 2011, the FASB amended ASC Topic 220, "Comprehensive Income," which requires the presentation of the components of net income and comprehensive income in one continuous statement or two consecutive statements and requires companies to separately disclose reclassifications from other comprehensive income into net income on the face of the financial statements. This guidance requires retrospective application and is effective for interim and annual periods beginning after December 15, 2011. The Company will reflect the change in presentation in all periods presented in future filings beginning with the period ending March 31, 2012. In December 2011, the FASB indefinitely deferred the requirement to separately disclose reclassifications from other comprehensive income into net income on the face of the Statement of Operations.

In May 2011, the FASB amended ASC Topic 820, “Fair Value Measurements and Disclosures,” which clarifies the application of existing fair value measurement guidance and amends the guidance to include increased transparency around valuation inputs and investment categorization. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company anticipates the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

In October 2009, the FASB amended ASC Topic 605, "Revenue Recognition," which amends the criteria for separating consideration in multiple-deliverable arrangements and expands the disclosure requirements related to these arrangements. On January 1, 2011, the Company adopted this amendment to ASC Topic 605. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary market risks include fluctuations in interest rates and foreign currency exchange rates. We are also affected by changes in the prices of commodities used or consumed in our manufacturing operations. Some of our commodity purchase price risk is covered by supply agreements with customers and suppliers. Other commodity purchase price risk is addressed by hedging strategies, which include forward contracts. The Company enters into derivative instruments only with high credit quality counterparties and diversifies its positions across such counterparties in order to reduce its exposure to credit losses. We do not engage in any derivative instruments for purposes other than hedging specific operating risks.

We have established policies and procedures to manage sensitivity to interest rate, foreign currency exchange rate and commodity purchase price risk, which include monitoring the level of exposure to each market risk. For quantitative disclosures about market risk, please refer to Note 10, "Financial Instruments," to the Consolidated Financial Statements in Item 8 of this report for information with respect to interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At December 31, 2011, the amount of debt with fixed interest rates was 62.4% of total debt, including the impact of the interest rate swaps. Our earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to floating money market rates. A 10% increase or decrease in the average cost of our variable rate debt would result in a change in pre-tax interest expense of approximately $1.8 million, $1.6 million and $1.5 million in the years ended December 31, 2011, 2010 and 2009, respectively.

The Company also measures interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% increase in interest rates as of December 31, 2011, the net fair value of these instruments would increase by approximately $24 million. Assuming a hypothetical instantaneous 10% decrease in interest rates as of December 31, 2011, the net fair value of these instruments would decrease by approximately $23 million. Our interest rate sensitivity analysis assumes a constant shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates. Interest rate sensitivity at December 31, 2011, measured in a similar manner, was slightly less than at December 31, 2010.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our most significant currency exposures relate to the British Pound, the Euro, the Hungarian Forint, the Japanese Yen, the Swedish Krona and the South Korean Won. We mitigate our foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets we serve, by invoicing customers in the same currency as the source of the products and by funding some of our investments in foreign markets through local currency loans and cross currency swaps. Such non-U.S. Dollar debt was $280.4 million and $299.0 million as of December 31, 2011 and 2010, respectively. We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts in order to reduce exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency. As of December 31, 2011, the Company was holding foreign exchange derivatives with positive and negative fair market values of $2.7 million and $(2.9) million, respectively, of which $2.6 million in gains and $(2.4) million in losses mature in less than one year.

Commodity Price Risk

Commodity price risk is the possibility that we will incur economic losses due to adverse changes in the cost of raw materials used in the production of our products. Commodity forward and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2011, the Company had no forward and option commodity contracts outstanding.

Disclosure Regarding Forward-Looking Statements

The matters discussed in this Item 7 include forward looking statements. See "Forward Looking Statements" at the beginning of this Annual Report on Form 10-K.

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

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The internal control process includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Based on management's assessment and those criteria, we believe that, as of December 31, 2011, the Company's internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2011 as stated in their report.

The Company's Audit Committee, composed entirely of directors of the Company who are not employees, meets periodically with the Company's management and independent registered public accounting firm to review financial results and procedures, internal financial controls and internal and external audit plans and recommendations. In carrying out these responsibilities, the Audit Committee and the independent registered public accounting firm have unrestricted access to each other with or without the presence of management representatives.

/s/ Timothy M. Manganello
Chairman and Chief Executive Officer

/s/ Robin J. Adams
Executive Vice President,
Chief Financial Officer & Chief Administrative Officer

February 14, 2012

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative information regarding market risk, please refer to the discussion in Item 7 of this report under the caption "Quantitative and Qualitative Disclosure about Market Risk."

For information regarding interest rate risk and foreign currency exchange risk, refer to Note 10, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this report. For information regarding the levels of indebtedness subject to interest rate fluctuation, refer to Note 8, “Notes Payable and Long-Term Debt,” to the Consolidated Financial Statements in Item 8 of this report. For information regarding the level of business outside the United States, which is subject to foreign currency exchange rate market risk, refer to Note 19, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BorgWarner, Inc.
Auburn Hills, Michigan

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BorgWarner, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Detroit, Michigan
February 14, 2012

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2011		2010		2009
Net sales	$7,114.7		$5,652.8		$3,961.8
Cost of sales	5,704.3		4,559.5		3,401.0
Gross profit	1,410.4		1,093.3		560.8

Selling, general and administrative expenses	621.0		566.6		459.8
Restructuring expense	—		—		50.3
Other (income) expense	(8.1)		22.4		(0.1)
Operating income	797.5		504.3		50.8

Equity in affiliates’ earnings, net of tax	(38.2)		(39.6)		(21.8)
Interest income	(4.8)		(2.8)		(2.5)
Interest expense and finance charges	74.6		68.8		57.2
Earnings before income taxes and noncontrolling interest	765.9		477.9		17.9

Provision (benefit) for income taxes	195.3		81.7		(18.5)
Net earnings	570.6		396.2		36.4

Net earnings attributable to the noncontrolling interest, net of tax	20.5		18.8		9.4
Net earnings attributable to BorgWarner Inc.	$550.1		$377.4		$27.0

Earnings per share — basic	$5.04		$3.31		$0.23

Earnings per share — diluted	$4.45	*	$3.07	*	$0.23

Weighted average shares outstanding:
Basic	109.229		114.155		116.522
Diluted	128.468		129.575		116.939
________________
*The Company's diluted earnings per share for the years ended December 31, 2011 and December 31, 2010 includes the impact of the Company's 3.50% convertible senior notes and associated warrants. Refer to Note 16, "Earnings Per Share," for further information on the diluted earnings per share calculation.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(millions of dollars)	2011	2010
ASSETS
Cash	$359.6	$449.9
Receivables, net	1,183.0	1,023.9
Inventories, net	454.3	430.6
Deferred income taxes	58.5	75.8
Prepayments and other current assets	82.4	79.7
Total current assets	2,137.8	2,059.9

Property, plant and equipment, net	1,664.3	1,542.6
Investments and advances	345.3	307.9
Goodwill	1,186.2	1,113.5
Other non-current assets	625.0	531.1
Total assets	$5,958.6	$5,555.0

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$196.3	$122.4
Current portion of long-term debt	381.5	6.1
Accounts payable and accrued expenses	1,297.8	1,224.1
Income taxes payable	29.8	39.7
Total current liabilities	1,905.4	1,392.3

Long-term debt	751.3	1,051.9

Other non-current liabilities:
Retirement-related liabilities	457.0	438.1
Other	391.9	362.9
Total other non-current liabilities	848.9	801.0

Capital stock:
Preferred stock, $0.01 par value; authorized shares: 5,000,000; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized shares: 390,000,000; issued shares: (2011- 121,315,705; 2010 - 120,086,206); outstanding shares: (2011 - 108,514,462; 2010 - 112,316,444)	1.2	1.2
Non-voting common stock, $0.01 par value; authorized shares: 25,000,000; none issued and outstanding	—	—
Capital in excess of par value	1,134.3	1,100.4
Retained earnings	2,110.3	1,560.2
Accumulated other comprehensive loss	(150.8)	(53.7)
Common stock held in treasury, at cost: (2011 - 12,801,243 shares; 2010 - 7,769,762 shares)	(707.1)	(349.5)
Total BorgWarner Inc. stockholders’ equity	2,387.9	2,258.6
Noncontrolling interest	65.1	51.2
Total equity	2,453.0	2,309.8
Total liabilities and equity	$5,958.6	$5,555.0

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
OPERATING
Net earnings	$570.6	$396.2	$36.4
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	252.2	224.5	234.6
Amortization of intangible assets and other	30.8	28.4	26.3
Loss from disposal activities	21.5	—	—
Environmental litigation settlement, net of cash paid	—	14.0	—
Restructuring expense, net of cash paid	—	—	38.4
Stock-based compensation expense	21.8	22.8	22.0
Deferred income tax benefit	(1.1)	(52.2)	(57.7)
Bond amortization	20.3	18.3	12.7
BERU - Eichenauer equity investment gain	—	(8.0)	—
Equity in affiliates’ earnings, net of dividends received, and other	(7.8)	1.7	21.3
Net earnings adjusted for non-cash charges to operations	908.3	645.7	334.0
Changes in assets and liabilities:
Receivables	(150.6)	(239.0)	(106.6)
Inventories	(38.6)	(79.0)	143.0
Prepayments and other current assets	(2.4)	0.6	1.2
Accounts payable and accrued expenses	53.0	169.4	98.9
Income taxes payable	(15.4)	37.3	(6.9)
Other non-current assets and liabilities	(46.1)	3.9	(112.6)
Net cash provided by operating activities	708.2	538.9	351.0
INVESTING
Capital expenditures, including tooling outlays	(393.7)	(276.6)	(172.0)
Net proceeds from asset disposals	7.9	6.8	23.1
Payments for businesses acquired, net of cash acquired	(203.7)	(164.7)	(7.5)
Net proceeds from sale of business	25.0	5.0	1.6
Net cash used in investing activities	(564.5)	(429.5)	(154.8)
FINANCING
Net increase (decrease) in notes payable	67.6	(29.8)	(114.7)
Additions to long-term debt, net of debt issuance costs	364.6	372.2	381.6
Repayments of long-term debt, including current portion	(309.1)	(116.1)	(164.5)
Payment for purchase of bond hedge	—	—	(56.4)
Proceeds from warrant issuance	—	—	31.2
Reduction in accounts receivable securitization facility	—	—	(50.0)
Proceeds from accounts receivable securitization facility	—	30.0	50.0
Payments for purchases of treasury stock	(357.6)	(325.7)	—
Proceeds from interest rate swap termination	—	—	30.0
Proceeds from stock options exercised, net of tax	53.0	67.1	8.7
Taxes paid on restricted stock award vestings	(14.4)	—	—
Dividends paid to BorgWarner stockholders	—	—	(13.8)
Purchase of noncontrolling interest	(29.4)	—	(48.5)
Capital contribution from noncontrolling interest	19.5	—	—
Dividends paid to noncontrolling stockholders	(13.9)	(10.9)	(8.8)
Net cash (used in) provided by financing activities	(219.7)	(13.2)	44.8
Effect of exchange rate changes on cash	(14.3)	(3.7)	13.0
Net (decrease) increase in cash	(90.3)	92.5	254.0
Cash at beginning of year	449.9	357.4	103.4
Cash at end of year	$359.6	$449.9	$357.4
SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the year for:
Interest	$68.5	$53.4	$68.8
Income taxes	175.5	83.1	60.3
Non-cash investing transactions:
Liabilities assumed from business acquired	5.3	—	—
Non-cash financing transactions:
Debt assumed from business acquired	5.9	—	—
Stock performance plans	6.8	3.8	6.0
Restricted common stock, issued to employees and non-employees	15.1	18.9	14.8
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

	Number of shares		BorgWarner stockholder's equity
(millions of dollars, except share data)	Issued common stock	Common stock in treasury	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Equity attributable to noncontrolling interests	Comprehensive income
Balance, January 1, 2009	117,699,542	(2,167,170)	$1.2	$977.6	$(87.4)	$1,200.5	$(85.9)	$31.5
Dividends declared	—	—	—	—	—	(13.8)	—	(8.8)	$—
Stock option expense	—	—	—	7.2	—	—	—	—	—
Stock incentive plans	—	380,499	—	(0.7)	16.2	(7.0)	—	—	—
Executive stock plan	—	287,816	—	6.0	13.3	(13.3)	—	—	—
Net issuance of restricted stock, less amortization	636,868	—	—	14.8	—	—	—	—	—
Convertible bond issuance	—	—	—	34.7	—	—	—	—	—
Convertible bond — hedge	—	—	—	(36.7)	—	—	—	—	—
Convertible bond — warrant	—	—	—	31.2	—	—	—	—	—
Net earnings	—	—	—	—	—	36.4	—	9.4	36.4
Net earnings attributable to the noncontrolling interest, net of tax	—	—	—	—	—	(9.4)	—	—	(9.4)
Defined benefit post employment plans, net of tax	—	—	—	—	—	—	(3.4)	—	(3.4)
Currency translation and hedge instruments, net of tax	—	—	—	—	—	—	99.9	1.9	99.9
Comprehensive income attributable to the noncontrolling interest	—	—	—	—	—	—	3.9	—	3.9
Dalian joint venture	—	—	—	—	—	—	—	3.4	—
Balance, December 31, 2009	118,336,410	(1,498,855)	$1.2	$1,034.1	$(57.9)	$1,193.4	$14.5	$37.4	$127.4
Dividends declared	—	—	—	—	—	—	—	(9.5)	$—
Stock option expense	—	—	—	0.1	—	—	—	—	—
Stock incentive plans	—	525,297	—	43.5	22.6	(10.6)	—	—	—
Executive stock plan	—	269,896	—	3.8	11.5	—	—	—	—
Net issuance of restricted stock, less amortization	1,749,796	—	—	18.9	—	—	—	—	—
Purchase of treasury stock	—	(7,066,100)	—	—	(325.7)	—	—	—	—
Net earnings	—	—	—	—	—	396.2	—	18.8	396.2
Net earnings attributable to the noncontrolling interest, net of tax	—	—	—	—	—	(18.8)	—	—	(18.8)
Defined benefit post employment plans, net of tax	—	—	—	—	—	—	7.8	—	7.8
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	1.2	—	1.2
Currency translation and hedge instruments, net of tax	—	—	—	—	—	—	(77.1)	2.5	(77.1)
Comprehensive loss attributable to the noncontrolling interest	—	—	—	—	—	—	(0.1)	—	(0.1)
Dytech Ensa, S.L. acquisition	—	—	—	—	—	—	—	2.0	—
Balance, December 31, 2010	120,086,206	(7,769,762)	$1.2	$1,100.4	$(349.5)	$1,560.2	$(53.7)	$51.2	$309.2
Dividends declared	—	—	—	—	—	—	—	(22.0)	$—
Stock incentive plans	1,020,375	—	—	38.7	—	—	—	—	—
Executive stock plan	104,205	—	—	6.8	—	—	—	—	—
Net issuance of restricted stock, less amortization	104,919	—	—	15.0	—	—	—	—	—
Purchase of treasury stock	—	(5,031,481)	—	—	(357.6)	—	—	—	—
Net earnings	—	—	—	—	—	570.6	—	20.5	570.6
Net earnings attributable to the noncontrolling interest, net of tax	—	—	—	—	—	(20.5)	—	—	(20.5)
Defined benefit post employment plans, net of tax	—	—	—	—	—	—	(27.6)	—	(27.6)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(0.1)	—	(0.1)
Currency translation and hedge instruments, net of tax	—	—	—	—	—	—	(65.9)	(1.3)	(65.9)
Comprehensive loss attributable to the noncontrolling interest	—	—	—	—	—	—	(2.0)	—	(2.0)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	19.5	—
Haldex Traction AB acquisition	—	—	—	—	—	—	(1.5)	—	(1.5)
BorgWarner Vikas Emissions India Private Limited acquisition	—	—	—	(26.6)	—	—	—	(2.8)	—
Balance, December 31, 2011	121,315,705	(12,801,243)	$1.2	$1,134.3	$(707.1)	$2,110.3	$(150.8)	$65.1	$453.0

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered systems and components primarily for powertrain applications, which help to improve vehicle performance, fuel efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles ("SUVs"), vans and light-trucks). The Company's products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia, and is an original equipment supplier to every major automotive OEM in the world.The Company's products fall into two reporting segments: Engine and Drivetrain.

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following paragraphs briefly describe the Company's significant accounting policies.

Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the accompanying notes, as well as, the amounts of revenues and expenses reported during the periods covered by these financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of risk Cash is maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal risk.

The Company performs ongoing credit evaluations of its suppliers and customers and, with the exception of certain financing transactions, does not require collateral from its OEM customers. Some automotive parts suppliers continue to experience commodity cost pressures and the effects of industry overcapacity. These factors have increased pressure on the industry's supply base, as suppliers cope with higher commodity costs, lower production volumes and other challenges. The Company receives certain of its raw materials from sole suppliers or a limited number of suppliers. The inability of a supplier to fulfill supply requirements of the Company could materially affect future operating results.

Principles of consolidation The Consolidated Financial Statements include all majority-owned subsidiaries with a controlling financial interest. All inter-company accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned affiliates are accounted for under the equity method when the Company does not have a controlling financial interest.

Revenue recognition The Company recognizes revenue when title and risk of loss pass to the customer, which is usually upon shipment of product. Although the Company may enter into long-term supply agreements with its major customers, each shipment of goods is treated as a separate sale and the prices are not fixed over the life of the agreements.

Cost of sales The Company includes materials, direct labor and manufacturing overhead within cost of sales. Manufacturing overhead is comprised of indirect materials, indirect labor, factory operating costs and other such costs associated with manufacturing products for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Cash is valued at fair market value. It is the Company's policy to classify all highly liquid investments with original maturities of three months or less as cash.

Receivables, net The Company securitizes certain receivables through third party financial institutions without recourse. The amount can vary each month based on the amount of underlying receivables. The Company continues to administer the collection of these receivables on behalf of the third party.

On April 24, 2009, the Company's $50 million accounts receivable securitization facility matured and was repaid. On December 21, 2009, the Company entered into a new $50 million accounts receivable securitization facility, which was amended on September 8, 2010 to increase the facility from $50 million to $80 million. This facility matures on December 21, 2012.

Inventories, net Inventories are valued at the lower of cost or market. Cost of U.S. inventories is determined using the last-in, first-out (“LIFO”) method, while the foreign operations use the first-in, first-out (“FIFO”) or average-cost methods. Inventory held by U.S. operations was $100.6 million and $100.1 million at December 31, 2011 and 2010, respectively. Such inventories, if valued at current cost instead of LIFO, would have been greater by $15.3 million and $13.2 million at December 31, 2011 and 2010, respectively.

See Note 5 to the Consolidated Financial Statements for more information on inventories, net.

Pre-production costs related to long-term supply arrangements Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically 3 to 5 years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee for lump sum reimbursement from the customer are capitalized in prepayments and other current assets.

Property, plant and equipment, net Property, plant and equipment is valued at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is generally computed on a straight-line basis over the estimated useful lives of the assets. Useful lives for buildings range from 15 to 40 years and useful lives for machinery and equipment range from 3 to 12 years. For income tax purposes, accelerated methods of depreciation are generally used. The Company's property, plant and equipment is held for use at December 31, 2011 and 2010.

See Note 5 to the Consolidated Financial Statements for more information on property, plant and equipment, net.

Impairment of long-lived assets, including definite-lived intangible assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other amortizing intangible assets, when events and circumstances warrant such a review under Accounting Standards Codification ("ASC") Topic 360. A recoverability review is performed using the undiscounted cash flows if there is a triggering event. If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a fair value analysis. Management determines fair value under ASC Topic 820 using the appropriate valuation technique of market, income or cost approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the valuations. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include: (i) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; (ii) undiscounted future cash flows generated by the asset; and (iii) fair valuation of the asset.

See Note 17 to the Consolidated Financial Statements for more information regarding the Company's impairment of long-lived assets and a discussion of market-based measurements.

Goodwill and other indefinite-lived intangible assets During the fourth quarter of each year or upon a triggering event, the Company reviews the goodwill assigned to each of its reporting units to identify those units with a fair value more-likely-than-not less than its carrying value. With the exception of two reporting units that had recent acquisition or divestiture activity, a qualitative assessment was completed. This assessment evaluated various events and circumstances, such as macro economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. After completing this assessment, the Company determined it was more-likely-than-not the fair value exceeded the carrying value of the reporting units qualitatively reviewed. A quantitative, "step one," impairment analysis, therefore, was not required.

For the two reporting units with recent acquisition or divestiture activity, the Company performed a quantitative, "step one," goodwill impairment analysis, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of this goodwill impairment analysis is the Company's annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five year projection of future cash flows based on actual new products and customer commitments and assumes the last year of the LRP data is a fair indication of the future performance. Because the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company's facts and circumstances.

A considerable amount of management judgment and assumptions are required in performing the impairment tests. While no impairment existed during the year ended December 31, 2011, different assumptions and estimates could materially change the estimated fair values.

See Note 6 to the Consolidated Financial Statements for more information on goodwill and other indefinite-lived intangible assets.

Product warranties The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and non-current liabilities in the Consolidated Balance Sheets.

See Note 7 to the Consolidated Financial Statements for more information on product warranties.

Other loss accruals and valuation allowances The Company has numerous other loss exposures, such as customer claims, workers' compensation claims, litigation and recoverability of assets. Establishing loss accruals or valuation allowances for these matters requires the use of estimates and judgment in regard

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the risk exposure and ultimate realization. The Company estimates losses under the programs using consistent and appropriate methods, however, changes to its assumptions could materially affect the recorded accrued liabilities for loss or asset valuation allowances.

Derivative financial instruments The Company recognizes that certain normal business transactions generate risk. Examples of risks include exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency, changes in commodity costs and interest rates. It is the objective and responsibility of the Company to assess the impact of these transaction risks and offer protection from selected risks through various methods, including financial derivatives. Virtually all derivative instruments held by the Company are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in qualifying hedge fair values are matched with the underlying transactions. All hedge instruments are carried at their fair value based on quoted market prices for contracts with similar maturities. The Company does not engage in any derivative transactions for purposes other than hedging specific risks.

See Note 10 to the Consolidated Financial Statements for more information on derivative financial instruments.

Foreign currency The financial statements of foreign subsidiaries are translated to U.S. dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses and capital expenditures. The local currency is the functional currency for substantially all of the Company's foreign subsidiaries. Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive income (loss) in equity. The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments.

See Note 13 to the Consolidated Financial Statements for more information on accumulated other comprehensive income (loss).

Environmental contingencies  The Company accounts for environmental costs in accordance with ASC Topic 450. Costs related to environmental assessments and remediation efforts at operating facilities are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments and are regularly evaluated. The liabilities are recorded in accounts payable and accrued expenses and other non-current liabilities in the Company's Consolidated Balance Sheets.

See Note 14 to the Consolidated Financial Statements for more information regarding environmental contingencies.

Pensions and other postretirement employee defined benefits  The Company's defined benefit pension and other postretirement employee benefit plans are accounted for in accordance with ASC Topic 715. Disability, early retirement and other post employment employee benefits are accounted for in accordance with ASC Topic 712.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 11 to the Consolidated Financial Statements for more information regarding the Company's pension and other postretirement employee defined benefit plans.

Income taxes  In accordance with ASC Topic 740, the Company's income tax expense is calculated based on expected income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management's estimates and judgments.

See Note 4 to the Consolidated Financial Statements for more information regarding income taxes.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") amended ASC Topic 210, "Balance Sheet," requiring companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The Company anticipates the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

In September 2011, the FASB amended ASC Topic 350, "Intangibles - Goodwill and Other," allowing companies to first assess qualitative factors to determine whether it is more-likely-than-not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. This guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2011. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

In June 2011, the FASB amended ASC Topic 220, "Comprehensive Income," which requires the presentation of the components of net income and comprehensive income in one continuous statement or two consecutive statements and requires companies to separately disclose reclassifications from other comprehensive income into net income on the face of the financial statements. This guidance requires retrospective application and is effective for interim and annual periods beginning after December 15, 2011. The Company will reflect the change in presentation in all periods presented in future filings beginning with the period ending March 31, 2012. In December 2011, the FASB indefinitely deferred the requirement to separately disclose reclassifications from other comprehensive income into net income on the face of the Statement of Operations.

In May 2011, the FASB amended ASC Topic 820, “Fair Value Measurements and Disclosures,” which clarifies the application of existing fair value measurement guidance and amends the guidance to include increased transparency around valuation inputs and investment categorization. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company anticipates the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

In October 2009, the FASB amended ASC Topic 605, "Revenue Recognition," which amends the criteria for separating consideration in multiple-deliverable arrangements and expands the disclosure requirements related to these arrangements. On January 1, 2011, the Company adopted this amendment to ASC Topic 605. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2	RESEARCH AND DEVELOPMENT COSTS

The Company's net Research & Development ("R&D") expenditures are included in selling, general and administrative expenses of the Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract and accepted by the customer. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement.

The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
Gross R&D expenditures	$294.7	$233.2	$219.0
Customer reimbursements	(51.0)	(48.2)	(63.8)
Net R&D expenditures	$243.7	$185.0	$155.2

Net R&D expenditures as a percentage of net sales were 3.4%, 3.3% and 3.9% in the years ended December 31, 2011, 2010 and 2009, respectively. The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of net R&D expenditures in any of the years presented.

NOTE 3	OTHER (INCOME) EXPENSE

The following table presents items included in other (income) expense:

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
Loss from disposal activities	$21.5	$—	$—
Patent infringement settlement, net of legal costs incurred	(29.1)	—	—
Environmental litigation settlement	—	28.0	—
BERU - Eichenauer equity investment gain	—	(8.0)	—
Other	(0.5)	2.4	(0.1)
Total other (income) expense	$(8.1)	$22.4	$(0.1)

During the fourth quarter of 2011, the Company incurred $21.5 million in expense associated with the loss on sale of the tire pressure monitoring business, including costs related to the divestiture, and a write-down of a portion of the ignitor and electronic business. See Note 18 to the Consolidated Financial Statements for further information.

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

See Notes 14 and 18 to the Consolidated Financial Statements for more information regarding the Company's 2010 environmental litigation settlement and BERU - Eichenauer equity investment gain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	INCOME TAXES

Earnings (loss) before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
(millions of dollars)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Earnings (loss) before income taxes	$119.2	$646.7	$765.9	$(26.7)	$504.6	$477.9	$(138.5)	$156.4	$17.9
Provision for income taxes:
Current:
Federal/foreign	31.8	162.9	194.7	14.0	117.7	131.7	(2.7)	42.7	40.0
State	1.7	—	1.7	2.2	—	2.2	1.5	—	1.5
Total current	33.5	162.9	196.4	16.2	117.7	133.9	(1.2)	42.7	41.5
Deferred	17.4	(18.5)	(1.1)	(48.9)	(3.3)	(52.2)	(51.6)	(8.4)	(60.0)
Total provision for income taxes	$50.9	$144.4	$195.3	$(32.7)	$114.4	$81.7	$(52.8)	$34.3	$(18.5)
Effective tax rate	42.7%	22.3%	25.5%	(122.5)%	22.7%	17.1%	(38.1)%	21.9%	(103.4)%

The provision for income taxes resulted in an effective tax rate of 25.5%, 17.1% and (103.4)% for the years ended December 31, 2011, 2010 and 2009, respectively. An analysis of the differences between the effective tax rate and the U.S. statutory rate for the years ended December 31, 2011, 2010 and 2009 is presented below.

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
Income taxes at U.S. statutory rate of 35%	$268.1	$167.3	$6.2
Increases (decreases) resulting from:
Income from non-U.S. sources, including withholding taxes	(74.8)	(55.8)	(17.1)
Affiliates' earnings	(13.4)	(13.8)	(7.5)
State taxes, net of federal benefit	1.1	1.4	4.7
Business tax credits	11.5	0.2	(1.9)
Accrual adjustment and settlement of prior year tax matters	(1.0)	0.4	(6.3)
Medicare Part D	0.1	2.9	1.7
Foreign tax credit valuation allowance	—	(21.2)	7.7
Non-temporary differences and other	3.7	0.3	(6.0)
Provision for income taxes, as reported	$195.3	$81.7	$(18.5)

The Company's provision for income taxes for the year ended December 31, 2011 includes $11.0 million of additional tax expense associated with the Company's patent infringement settlement, $2.7 million of additional tax expense associated with the loss from disposal activities and a tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits. During 2011, several countries enacted changes to their respective statutory income tax rates. None of these changes had a material impact on the Company's effective tax rate.

The Company's provision for income taxes for the year ended December 31, 2010 includes a favorable impact of $21.2 million related to the reversal of the Company's valuation allowance on U.S. based foreign tax credit carryforwards, the impact of the change in tax legislation related to Medicare Part D subsidies of $2.9 million, additional tax expense of $2.3 million associated with the BERU - Eichenauer equity investment gain and the tax benefit of $9.8 million associated with the Company's environmental litigation settlement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the Company's total gross unrecognized tax benefits for the years ended December 31, 2011 and 2010, respectively, is presented below. Of the total $26.2 million of unrecognized tax benefits as of December 31, 2011, approximately $22.6 million of the total represents the amount, if recognized, would affect the Company's effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in the U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

(millions of dollars)	2011	2010
Balance, January 1	$27.6	$34.8
Additions based on tax positions related to current year	0.5	1.1
Additions for tax positions of prior years	3.9	0.3
Reductions for closure of tax audits and settlements	(4.3)	(6.6)
Reductions for lapse in statute of limitations	(0.8)	(1.3)
Translation adjustment	(0.7)	(0.7)
Balance, December 31	$26.2	$27.6

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The amount recognized in income tax expense for 2011 and 2010 is $1.7 million and $2.5 million, respectively. The Company has an accrual of approximately $7.8 million and $6.3 million for the payment of interest and penalties at December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company closed/settled certain open years for the U.S federal and certain foreign jurisdictions resulting in no cash payments. Possible changes within the next 12 months related to other examinations cannot be reasonably estimated at this time.

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal, various state jurisdictions and various foreign jurisdictions. In certain tax jurisdictions, the Company may have more than one taxpayer. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Years no longer subject to audit	Tax jurisdiction	Years no longer subject to audit
U.S. Federal	2008 and prior	Italy	2006 and prior
Brazil	2004 and prior	Japan	2009 and prior
France	2007 and prior	Spain	2005 and prior
Germany*	2004 and prior	South Korea	2006 and prior
Hungary	2008 and prior	United Kingdom	2009 and prior
_______________
*In Germany, the open tax years for the Company's BERU subsidiary are from 2003 and forward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross components of deferred tax assets and liabilities as of December 31, 2011 and 2010 consist of the following:

	December 31,
(millions of dollars)	2011	2010
Current deferred tax assets:
Employee related	$28.0	$26.2
Net operating loss carryforwards	4.3	9.8
Inventory	14.5	8.6
Warranties	4.5	6.3
Litigation & environmental	0.9	5.8
Customer claims	2.2	2.0
Derivatives	0.6	1.2
Other	5.7	6.8
Total current deferred tax assets	$60.7	$66.7
Current deferred tax liabilities:
Other	$(3.7)	$(7.6)
Total current deferred tax liabilities	$(3.7)	$(7.6)
Non-current deferred tax assets:
Foreign tax credits	$158.2	$183.4
Other comprehensive income	116.7	98.0
Research and development capitalization	76.7	49.3
Pension and other post employment benefits	33.9	44.6
Employee related	22.9	20.0
Net operating loss carryforwards*	35.1	15.0
Research and development credits	3.0	6.3
Warranties	4.7	4.4
Litigation and environmental	2.0	2.6
Other	5.1	8.1
Total non-current deferred tax assets	$458.3	$431.7
Non-current deferred tax liabilities:
Goodwill & intangibles	$(155.5)	$(130.3)
Fixed assets	(79.7)	(84.8)
Dividends accrued	(1.3)	(2.8)
Other comprehensive income	(2.9)	(3.0)
Other	(6.6)	(7.7)
Total non-current deferred tax liabilities	$(246.0)	$(228.6)

Total deferred tax items	$269.3	$262.2
Valuation allowances*	(23.6)	(13.0)
Net deferred tax asset	$245.7	$249.2
_______________
*Net operating loss carryforwards are shown gross with the corresponding valuation allowances located at the end of the table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets are as follows:

	December 31,
(millions of dollars)	2011	2010
Deferred income taxes — current assets	$58.5	$75.8
Deferred income taxes — current liabilities	(6.5)	(18.4)
Other non-current assets*	313.9	305.5
Other non-current liabilities*	(120.2)	(113.7)
Net deferred tax asset (current and non-current)	$245.7	$249.2
________________
*Other non-current assets and liabilities have been netted within their respective taxing jurisdictions due to consolidation (primarily U.S. and Germany).

Deferred income taxes - current assets are primarily comprised of amounts from the U.S., France, Italy, Japan, Spain and South Korea. Deferred income taxes - current liabilities are primarily comprised of amounts from Germany. Other non-current assets are primarily comprised of amounts from the U.S. Other non-current liabilities are primarily comprised of amounts from Germany, Italy, Spain, Sweden and the U.K.

At December 31, 2011, certain non-U.S. subsidiaries have net operating loss carryforwards totaling $64.1 million available to offset future taxable income. Of the total $64.1 million, $35.4 million expire at various dates from 2012 through 2031 and the remaining $28.7 million have no expiration date. The Company has a valuation allowance of $1.5 million recorded on $5.5 million of non-U.S net operating loss carryforwards. Certain U.S. subsidiaries have state net operating loss carryforwards totaling $537.4 million which are completely offset by a valuation allowance due to risk of realization. Certain non-U.S. subsidiaries located in China, Korea and Poland have tax exemptions or tax holidays, which reduced tax expense approximately $21.8 million in 2011. All the existing tax holidays remain in effect during 2012 and the tax holiday in Poland is scheduled to expire in 2013. The U.S. has foreign tax credit carryforwards of $158.2 million, which expire at various dates from 2015 through 2020.

The Company has not recorded deferred income taxes on the difference between the book and tax basis of investments in foreign subsidiaries or foreign equity affiliates totaling approximately $1.8 billion in 2011, as these amounts are essentially permanent in nature. The difference will become taxable upon repatriation of assets, sale or liquidation of the investment. It is not practicable to determine the unrecognized deferred tax liability on the difference because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5	BALANCE SHEET INFORMATION

Detailed balance sheet data is as follows:

	December 31,
(millions of dollars)	2011	2010
Receivables, net:
Customers	$1,037.4	$859.5
Other	149.9	168.4
Gross receivables	1,187.3	1,027.9
Bad debt allowance(a)	(4.3)	(4.0)
Total receivables, net	$1,183.0	$1,023.9
Inventories, net:
Raw material and supplies	$254.4	$244.0
Work in progress	90.9	88.1
Finished goods	124.3	111.7
FIFO inventories	469.6	443.8
LIFO reserve	(15.3)	(13.2)
Total inventories, net	$454.3	$430.6
Prepayments and other current assets:
Prepaid tooling	$23.5	$21.8
Product liability insurance asset	28.8	25.8
Derivatives	2.7	2.7
Prepaid taxes	0.8	5.8
Other	26.6	23.6
Total prepayments and other current assets	$82.4	$79.7
Property, plant and equipment, net:
Land	$71.2	$67.9
Buildings	616.7	601.4
Machinery and equipment	2,006.9	1,961.2
Capital leases	2.3	2.3
Construction in progress	206.8	128.2
Property, plant and equipment, gross	2,903.9	2,761.0
Accumulated depreciation	(1,343.9)	(1,308.0)
Property, plant & equipment, net, excluding tooling	1,560.0	1,453.0
Tooling, net of amortization	104.3	89.6
Property, plant & equipment, net	$1,664.3	$1,542.6
Investments and advances:
Investment in equity affiliates	$217.4	$205.2
Other investments and advances	127.9	102.7
Total investments and advances	$345.3	$307.9
Other non-current assets:
Product liability insurance asset	$32.9	$24.8
Deferred income taxes	313.9	305.5
Other intangible assets	243.3	168.8
Other	34.9	32.0
Total other non-current assets	$625.0	$531.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(millions of dollars)	2011	2010
Accounts payable and accrued expenses:
Trade payables	$820.7	$737.7
Trade payables for capital expenditures	48.9	28.9
Payroll and employee related	201.9	190.2
Product warranties	38.6	37.0
Retirement related	30.9	34.7
Customer related	29.9	32.5
Product liability	28.8	25.8
Interest	14.2	14.3
Dividends payable to noncontrolling shareholders	11.7	4.2
Insurance	10.5	11.9
Legal and professional fees	6.8	8.6
Current deferred income taxes	6.5	18.4
Severance	5.6	4.6
Environmental	3.4	21.0
Derivatives	2.4	3.3
Other	37.0	51.0
Total accounts payable and accrued expenses	$1,297.8	$1,224.1
Other non-current liabilities:
Deferred income taxes	$120.2	$113.7
Cross currency swaps and derivatives	85.5	78.8
Product warranties	34.1	29.8
Product liability	32.9	24.8
Deferred revenue	26.0	23.4
Environmental	8.1	8.2
Other	85.1	84.2
Total other non-current liabilities	$391.9	$362.9

(a) Bad debt allowance:	2011	2010	2009
Beginning balance, January 1	$(4.0)	$(4.3)	$(5.7)
Provision	(1.4)	(1.1)	0.1
Write-offs	1.0	2.5	1.4
Translation adjustment and other	0.1	(1.1)	(0.1)
Ending balance, December 31	$(4.3)	$(4.0)	$(4.3)

As of December 31, 2011 and December 31, 2010, accounts payable of $48.9 million and $28.9 million, respectively, were related to property, plant and equipment purchases.

As of December 31, 2011, the Company had no assets pledged as collateral under its long-term debt agreements. As of December 31, 2010, specific assets of $3.4 million were pledged as collateral under certain of the Company's long-term debt agreements.

As of December 31, 2011 and December 31, 2010, the Company's conditional asset retirement obligation relating to 47 of its manufacturing locations was $1.1 million and $1.2 million, respectively. This obligation represents the Company's liability to remove hazardous building materials from certain facilities.

Interest costs capitalized for the years ended December 31, 2011 and 2010 were $15.0 million and $11.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NSK-Warner

The Company has a 50% interest in NSK-Warner, a joint venture based in Japan that manufactures automatic transmission components. The Company's share of the earnings reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner is the joint venture partner with a 40% interest in the Drivetrain Group's South Korean subsidiary, BorgWarner Transmission Systems Korea Inc. Dividends received from NSK-Warner were $33.4 million, $35.5 million and $48.0 million in calendar years ended December 31, 2011, 2010 and 2009, respectively.

NSK-Warner has a fiscal year-end of March 31. The Company's equity in the earnings of NSK-Warner consists of the 12 months ended November 30. Following is summarized financial data for NSK-Warner, translated using the ending or periodic rates, as of and for the years ended November 30, 2011, 2010 and 2009 (unaudited):

	November 30,
(millions of dollars)	2011	2010
Balance sheets:
Cash and securities	$119.4	$109.1
Current assets, including cash and securities	344.1	310.2
Non-current assets	182.0	174.9
Current liabilities	172.1	151.4
Non-current liabilities	45.3	41.9
Total equity	308.7	291.8

	Year Ended November 30,
(millions of dollars)	2011	2010	2009
Statements of operations:
Net sales	$655.2	$634.7	$494.5
Gross profit	128.5	131.9	89.2
Net income	61.6	68.3	35.8

NSK-Warner had no debt outstanding as of November 30, 2011 and 2010. Purchases by the Company from NSK-Warner were $16.6 million, $14.6 million and $16.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 6	GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of each year or upon a triggering event, the Company reviews the goodwill assigned to each of its reporting units to identify those units with a fair value more-likely-than-not less than its carrying value. With the exception of two reporting units that had recent acquisition or divestiture activity, a qualitative assessment was completed. This assessment evaluated various events and circumstances, such as macro economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. After completing this assessment, the Company determined it was more-likely-than-not the fair value exceeded the carrying value of the reporting units qualitatively reviewed. A quantitative, "step one," impairment analysis, therefore, was not required.

For the two reporting units with recent acquisition or divestiture activity, the Company performed a quantitative, "step one," goodwill impairment analysis, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of this goodwill impairment analysis is the Company's annual budget and long-range plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“LRP”). The annual budget and LRP includes a five year projection of future cash flows based on actual new products and customer commitments and assumes the last year of the LRP data is a fair indication of the future performance. Because the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company's facts and circumstances. The Company believes the assumptions and estimates used to determine its estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company's December 31, 2011 goodwill quantitative, "step one," impairment review are as follows:

•
Discount rate: The Company used a 10% weighted average cost of capital (“WACC”) as the discount rate for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•	Operating income margin: The Company used historical and expected operating income margins, which may vary based on the projections of each reporting unit being evaluated.

In addition to the above primary assumptions, the Company notes the following risk to volume and operating income assumptions that could have an impact on the discounted cash flow model:

•	The automotive industry is cyclical and the Company's results of operations would be adversely affected by industry downturns.

•	The Company is dependent on market segments that use our key products and would be affected by decreasing demand in those segments.

•	The Company is subject to risks related to international operations.

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2011 indicated the Company's goodwill assigned to the two reporting units that were quantitatively assessed was not impaired. Additionally, a sensitivity analysis was completed indicating a 1% increase in the discount rate or a 1% decrease in the operating margin assumptions would not result in the carrying value exceeding the fair value of either of the reporting units quantitatively assessed.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	2011		2010
(millions of dollars)	Engine	Drivetrain	Engine	Drivetrain
Gross goodwill balance, January 1	$1,351.9	$263.6	$1,297.8	$265.6
Accumulated impairment losses, January 1	(501.8)	(0.2)	(501.8)	(0.2)
Net goodwill balance, January 1	$850.1	$263.4	$796.0	$265.4
Goodwill during the year:
Acquired*	$—	$96.2	$74.1	$—
Divested	(7.9)	—	(1.4)	—
Translation adjustment	(9.3)	(6.3)	(18.6)	(2.0)
Ending balance, December 31	$832.9	$353.3	$850.1	$263.4
________________
* Goodwill acquired relates to the 2011 purchase of Haldex Traction AB and the 2010 purchase of Dytech ENSA S.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

	December 31, 2011			December 31, 2010
(millions of dollars)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	$78.9	$20.4	$58.5	$69.4	$18.0	$51.4
Customer relationships	213.4	76.7	136.7	127.3	57.5	69.8
Distribution network	49.3	49.3	—	50.8	50.8	—
Miscellaneous	17.5	13.2	4.3	14.7	11.9	2.8
Total amortized intangible assets	359.1	159.6	199.5	262.2	138.2	124.0
In-process R&D	13.1	—	13.1	13.1	—	13.1
Unamortized trade names	30.7	—	30.7	31.7	—	31.7
Total other intangible assets	$402.9	$159.6	$243.3	$307.0	$138.2	$168.8

Amortization of other intangible assets was $30.8 million, $28.4 million and $26.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated useful lives of the Company's amortized intangible assets range from 3 to 15 years. The Company utilizes the straight line method of amortization recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is as follows: $29.7 million in 2012, $28.4 million in 2013, $24.1 million in 2014, $9.1 million in 2015 and $8.6 million in 2016.

A roll-forward of the gross carrying amounts of the Company's other intangible assets is presented below:

(millions of dollars)	2011	2010
Beginning balance, January 1	$307.0	$265.1
Acquisitions	117.2	55.0
Divestiture	(5.6)	—
Translation adjustment	(15.7)	(13.1)
Ending balance, December 31	$402.9	$307.0

A roll-forward of the accumulated amortization associated with the Company's other intangible assets is presented below:

(millions of dollars)	2011	2010
Beginning balance, January 1	$138.2	$116.5
Amortization	30.8	28.4
Divestiture	(3.8)	—
Translation adjustment	(5.6)	(6.7)
Ending balance, December 31	$159.6	$138.2

On January 31, 2011, the Company acquired 100% of the stock of Haldex Traction AB. In connection with the acquisition, the Company utilized the multi-period excess earnings method under the income approach, to determine the value of the customer relationships capitalized, $96.7 million. Additionally, the Company capitalized $17.5 million for patented and unpatented technology and $3.0 million for trade names. Customer relationships, patented and unpatented technology and trade names will be amortized over 12, 11 and 2 year useful lives, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 1, 2010, the Company completed the acquisition of BERU-Eichenauer GmbH by acquiring the shares of its former joint venture partner, Eichenauer Heizelemente GmbH & Co. KG. In connection with this acquisition, the Company capitalized $14.4 million of intangible assets related to adjusting the Company's 50% investment to fair value under ASC Topic 805.

On April 10, 2010, the Company acquired 100% of Dytech ENSA S.L. In connection with this acquisition, the Company capitalized $15.6 million for customer relationships, $15.7 million for unpatented technology, $9.0 million for trade names and $0.3 million in other miscellaneous intangible assets. Customer relationships, unpatented technology and miscellaneous intangible assets will be amortized over 8, 15 and 3 year useful lives, respectively. Trade names will not be amortized.

On June 2, 2009, the Company announced the purchase of advanced gasoline ignition technology and related intellectual property from Florida-based Etatech, Inc. In connection with ASC Topic 805, "Business Combinations," the Company capitalized $13.1 million of in-process R&D. The Company intends to commercialize a high-frequency ignition system based on Etatech technology in the next five years. Amortization of the $13.1 million of in-process R&D will coincide with the commercial application of the technology.

NOTE 7	PRODUCT WARRANTY

The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2011 and 2010 were as follows:

(millions of dollars)	2011	2010
Beginning balance, January 1	$66.8	$61.7
Acquisition	4.5	3.0
Provisions	47.5	39.3
Payments	(43.5)	(35.5)
Translation adjustment	(2.6)	(1.7)
Ending balance, December 31	$72.7	$66.8

The product warranty liability is classified in the Consolidated Balance Sheets as follows:

	December 31,
(millions of dollars)	2011	2010
Accounts payable and accrued expenses	$38.6	$37.0
Other non-current liabilities	34.1	29.8
Total product warranty liability	$72.7	$66.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8	NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2011 and 2010, the Company had short-term and long-term debt outstanding as follows:

	December 31,
(millions of dollars)	2011	2010
Short-term debt
Short-term borrowings	$116.3	$42.4
Receivables securitization	80.0	80.0
Total short-term debt	$196.3	$122.4

Long-term debt
3.50% Convertible senior notes due 04/15/12	$368.5	$348.5
5.75% Senior notes due 11/01/16 ($150 million par value)	149.5	149.4
8.00% Senior notes due 10/01/19 ($134 million par value)	133.9	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	247.7	247.5
7.125% Senior notes due 02/15/29 ($121 million par value)	119.3	119.3
Multi-currency revolving credit facility	70.0	—
Term loan facilities & other	19.8	31.6
Unamortized portion of debt derivatives	24.1	27.8
Total long-term debt	$1,132.8	$1,058.0
Less: current portion	381.5	6.1
Long-term debt, net of current portion	$751.3	$1,051.9

The weighted average interest rate on all borrowings outstanding as of December 31, 2011 and 2010 was 5.9% and 6.4%, respectively.

Annual principal payments required as of December 31, 2011 are as follows :

(millions of dollars)
2012	$583.0
2013	76.5
2014	0.3
2015	—
2016	150.0
After 2016	528.7
Total payments	$1,338.5
Less: convertible note accretion	(5.2)
Less: unamortized discounts	(4.2)
Total	$1,329.1

The Company's long-term debt includes various financial covenants, none of which are expected to restrict future operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2011, the Company amended and extended its $550 million multi-currency revolving credit facility (which included a feature that allowed the Company's borrowings to be increased to $600 million) to a $650 million multi-currency revolving credit facility (which includes a feature that allows the Company's borrowings to be increased to $1 billion). The facility provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants as part of the credit agreement. These covenants are a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at December 31, 2011 and expects to remain compliant in future periods. At December 31, 2011, the Company had outstanding borrowings of $70 million under this facility. There were no outstanding borrowings under this facility at December 31, 2010.

On September 16, 2010, the Company issued $250 million in 4.625% senior notes due 2020. Interest is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2011.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes due April 15, 2012. Under ASC Topic 470, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)," the Company accounted for the convertible senior notes by bifurcating the instruments between its liability and equity components. The value of the debt component was based on the fair value of issuing a similar nonconvertible debt security. The value of the equity component was calculated by deducting the value of the liability from the proceeds received at issuance. The Company's December 31, 2011 Consolidated Balance Sheet includes current debt of $368.5 million due April 15, 2012 and capital in excess of par value of $36.5 million. Additionally, ASC Topic 470 requires the Company to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company's interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible senior notes in the Company's Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 was as follows:

	Year Ended December 31,
(millions of dollars)	2011	2010
Interest expense	$33.1	$31.3
Non-cash portion	20.0	18.3

The notes pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.

Holders of the notes may convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company's common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company's common stock on the New York Stock Exchange on April 6, 2009 of $25.74 per share. Since the Company's stock price was above the convertible senior notes conversion price of $32.82, the if-converted value was approximately $352.1 million and $450.2 million higher than the face value of the convertible senior notes at December 31, 2011 and December 31, 2010, respectively. In conjunction with the note offering, the Company entered into a bond hedge overlay at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. In accordance with the original terms of the agreement, the Company has an option to settle the convertible senior notes through delivering cash, shares of its common stock or a combination thereof. On December 13, 2011, the Company announced its intention to settle the convertible senior notes through delivering shares of its common stock, currently held in treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011 and 2010, the estimated fair values of the Company's senior unsecured notes totaled $1,454.4 million and $1,482.3 million, respectively. The estimated fair values were $435.5 million and $483.7 million higher at December 31, 2011 and 2010, respectively, than their carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $50.0 million and $26.5 million at December 31, 2011 and 2010, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

		Basis of fair value measurements
	Balance at December 31, 2011	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
(millions of dollars)
Assets:
Foreign currency contracts	$2.7	$—	$2.7	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$21.3	$—	$21.3	$—	C
Liabilities:
Foreign currency contracts	$2.9	$—	$2.9	$—	A
Net investment hedge contracts	$85.0	$—	$85.0	$—	A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

		Basis of fair value measurements
	Balance at December 31, 2010	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
(millions of dollars)
Assets:
Foreign currency contracts	$2.7	$—	$2.7	$—	A
Liabilities:
Foreign currency contracts	$6.4	$—	$6.4	$—	A
Net investment hedge contracts	$75.7	$—	$75.7	$—	A

The following tables classify the Company's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2011:

		Basis of fair value measurements
	Balance at December 31, 2011	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
(millions of dollars)
U.S. Plans:
Fixed income securities	$158.2	$—	$158.2	$—	A
Equity securities	101.5	49.6	51.9	—	A
Real estate and other	30.7	—	30.7	—	A
	$290.4	$49.6	$240.8	$—
Non-U.S. Plans:
Fixed income securities	$63.5	$—	$63.5	$—	A
Equity securities	78.3	—	78.3	—	A
Real estate and other	13.1	—	13.1	—	A
	$154.9	$—	$154.9	$—

The following tables classify the Company's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2010:

		Basis of fair value measurements
	Balance at December 31, 2010	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
(millions of dollars)
U.S. Plans:
Fixed income securities	$113.7	$—	$113.7	$—	A
Equity securities	140.5	48.5	92.0	—	A
Real estate and other	33.0	—	33.0	—	A
	$287.2	$48.5	$238.7	$—
Non-U.S. Plans:
Fixed income securities	$59.6	$—	$59.6	$—	A
Equity securities	88.4	—	88.4	—	A
Real estate and other	6.6	—	6.6	—	A
	$154.6	$—	$154.6	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 11, “Retirement Benefit Plans," for more detail surrounding the defined plan’s asset investment policies and strategies, target allocation percentages and expected return on plan asset assumptions.

NOTE 10	FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts, and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At December 31, 2011 and 2010, the Company had no derivative contracts that contained credit risk related contingent features.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At December 31, 2011 and 2010, the following cross-currency swaps were outstanding:

	Cross-currency swaps
(millions of dollars)	Notional in USD	Notional in local currency	Duration
Floating $ to Floating €	$75.0	€58.5	Oct - 19
Floating $ to Floating ¥	$150.0	¥17,581.5	Nov - 16

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At December 31, 2011 and 2010, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged December 31, 2011	Volume hedged December 31, 2010	Units of measure	Duration
Natural gas	—	258,900	MMBtu	Dec - 11

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011 and 2010, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency December 31, 2011	Notional in traded currency December 31, 2010	Duration
British pound	Euro	64.8	107.3	Dec - 13
Euro	British pound	7.0	—	Dec - 12
Euro	Hungarian forint	5,400.0	—	Dec - 12
Euro	Polish zloty	24.5	—	Dec - 12
Euro	US dollar	16.1	20.2	Jan - 13
Indian rupee	US dollar	—	1.9	Dec - 11
Japanese yen	US dollar	7.4	—	Dec - 12
Korean won	Euro	34.5	45.7	Dec - 13
Korean won	US dollar	2.4	—	Dec - 12
Mexican peso	Euro	9.2	13.5	Mar - 12
Mexican peso	US dollar	40.7	—	Dec - 12
Swedish krona	Euro	6.1	—	Dec - 12
US dollar	Indian rupee	—	141.5	Dec - 11
US dollar	Euro	3.0	1.7	Dec - 12
US dollar	Japanese yen	3,000.0	—	Mar - 12

In 2006, the Company entered into a series of interest rate swaps designated as fair value hedges of a portion of its senior notes. In the first quarter of 2009, the Company terminated interest rate swaps designated as fair value hedges of debt.  Therefore, the basis adjustments of $34.5 million present at the termination of the hedging relationship are being amortized over the remaining life of the respective debt maturing in 2016 and 2019.  The $30.0 million cash received related to the termination of these interest rate swaps is included in the Financing section of the Statement of Cash Flows.  The Company recognized $5.7 million in interest expense in the first quarter of 2009 as a result of the early termination. As of December 31, 2011 and 2010, there were no outstanding fixed to floating interest rate swap agreements.

At December 31, 2011 and 2010, the following amounts were recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(millions of dollars)	Location	December 31, 2011	December 31, 2010	Location	December 31, 2011	December 31, 2010
Foreign currency contracts	Prepayments and other current assets	$2.6	$2.7	Accounts payable and accrued expenses	$2.4	3.3
	Other non-current assets	$0.1	$—	Other non-current liabilities	0.5	3.1
Net investment hedge contracts	Other non-current assets	$—	$—	Other non-current liabilities	85.0	75.7

Effectiveness for cash flow and net investment hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. To the extent that derivative instruments are deemed to be effective as defined by ASC Topic 815, gains and losses arising from these contracts are deferred in accumulated other comprehensive income (loss) ("AOCI"). Such gains and losses will be reclassified into income as the underlying operating transactions are realized. Gains and losses not qualifying for deferral treatment have been credited/charged to income as they are recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows deferred gains and losses at the end of the period reported in AOCI and amounts expected to be reclassified to income within the one year or less. The gain or loss expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at December 31, 2011 market rates.

(millions of dollars)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract type	December 31, 2011	December 31, 2010
Foreign currency	$(0.6)	$(3.7)	$(0.2)
Commodity	—	1.6	—
Net investment hedges	(78.9)	(69.3)	—
Total	$(79.5)	$(71.4)	$(0.2)

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

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Year Ended December 31,			Year Ended December 31,
Contract type	Location	2011	2010	Location	2011	2010
Cross-currency swap	Interest expense	$—	$—	Interest expense	$0.5	$(2.5)

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

		Gain (loss) reclassified from AOCI to Income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Year Ended December 31,			Year Ended December 31,
Contract type	Location	2011	2010	Location	2011	2010
Foreign currency	Sales	$(1.4)	$(0.2)	SG&A expense	$—	$0.9
Foreign currency	Cost of goods sold	$(0.6)	$(1.2)	SG&A expense	$—	$—
Foreign currency	SG&A expense	$0.5	$(0.6)	SG&A expense	$—	$—
Commodity	Cost of goods sold	$—	$8.2	Cost of goods sold	$—	$(0.2)

At December 31, 2011, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11	RETIREMENT BENEFIT PLANS

The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans was $18.9 million, $19.2 million and $16.6 million in the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The defined pension benefits provided are primarily based on (i) years of service and (ii) average compensation or a monthly retirement benefit amount. The Company provides defined benefit pension plans in the U.S., U.K., Germany, Japan, South Korea, Italy, France, Ireland, Monaco, Mexico and Sweden. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans. All pension and other post employment benefit plans in the U.S. have been closed to new employees since 1999. The measurement date for all plans is December 31.

On February 26, 2009, the Company's subsidiary, BorgWarner Diversified Transmission Products Inc. (“DTP”), entered into a Plant Shutdown Agreement with the United Auto Workers ("UAW") for its Muncie, Indiana automotive component plant (the “Muncie Plant”). Management subsequently wound-down production activity at the plant, with operations effectively ceased as of March 31, 2009.  As a result of the closure of the Muncie Plant, the Company recorded a curtailment gain of $41.9 million in the other post employment benefit plan during the first quarter of 2009. The Plant Shutdown Agreement also included a settlement of a portion of the UAW retiree health care obligation, which resulted in a settlement loss of $14.0 million during the first quarter of 2009. The combined pre-tax impact of these actions was a net gain of $27.9 million.

On March 24, 2010, the Company finalized its settlement agreement regarding the closure of the Muncie Plant with the Pension Benefit Guaranty Corporation in which the Company will make certain payments directly to the Muncie Plant's defined benefit pension plan (the “Plan”). On December 23, 2009, the Company made an initial cash contribution of $23 million for the 2009 Plan year, consistent with the settlement agreement. Also under the settlement agreement, the Company made a cash contribution to the Plan of $15 million during the year ended December 31, 2011. The Company will make a cash contribution to the Plan of $15 million in both 2012 and 2013, unless this contribution exceeds the maximum amounts deductible under the applicable U.S. tax regulations. The Company provided $35 million in the form of a surety bond and will waive a credit balance valued at $8 million in 2014. In the second quarter of 2011, the Company replaced the original surety bond with $35 million in letters of credit.

The following table summarizes the expenses for the Company's defined contribution and defined benefit pension plans and the other post employment defined benefit plans.

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
Defined contribution expense	$18.9	$19.2	$16.6
Defined benefit pension expense	17.5	19.8	33.1
Other post employment benefit expense	13.5	17.5	(48.4)
Total	$49.9	$56.5	$1.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a rollforward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets.

	Pension benefits				Other post
	Year Ended December 31,				employment benefits
	2011		2010		Year Ended December 31,
(millions of dollars)	US	Non-US	US	Non-US	2011	2010
Change in projected benefit obligation:
Projected benefit obligation, January 1	$326.2	$326.0	$316.5	$326.5	$261.9	$278.5
Service cost	—	9.1	—	7.4	0.7	0.8
Interest cost	16.1	17.8	17.5	17.6	11.8	14.5
Plan participants’ contributions	—	0.3	—	0.5	—	—
Plan amendments	—	(0.5)	—	1.2	3.9	—
Actuarial (gain) loss	21.8	11.9	19.2	(0.4)	(6.8)	(7.2)
Currency translation	—	(5.8)	—	(12.2)	—	—
Other	—	0.9	1.1	0.1	—	—
Benefits paid	(26.7)	(15.4)	(28.1)	(14.7)	(20.5)	(24.7)
Projected benefit obligation, December 31	$337.4	$344.3	$326.2	$326.0	$251.0	$261.9
Change in plan assets:
Fair value of plan assets, January 1	$287.2	$154.6	$269.1	$144.0
Actual return on plan assets	8.9	5.0	35.6	14.2
Employer contribution	21.0	16.0	10.6	14.5
Plan participants’ contribution	—	0.3	—	0.5
Currency translation	—	(0.7)	—	(3.9)
Other	—	(4.9)	—	—
Benefits paid	(26.7)	(15.4)	(28.1)	(14.7)
Fair value of plan assets, December 31	$290.4	$154.9	$287.2	$154.6
Funded status	$(47.0)	$(189.4)	$(39.0)	$(171.4)	$(251.0)	$(261.9)
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$0.5	$—	$0.5	$—	$—
Current liabilities	(0.1)	(6.5)	(0.1)	(8.1)	(24.3)	(26.5)
Non-current liabilities	(46.9)	(183.4)	(38.9)	(163.8)	(226.7)	(235.4)
Net amount recognized	$(47.0)	$(189.4)	$(39.0)	$(171.4)	$(251.0)	$(261.9)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$172.8	$54.4	$145.7	$37.4	$106.3	$120.0
Net prior service cost (credit)	(11.3)	0.8	(12.1)	1.4	(48.7)	(59.5)
Net amount recognized*	$161.5	$55.2	$133.6	$38.8	$57.6	$60.5

Total accumulated benefit obligation for all plans	$337.4	$327.9	$326.2	$316.8
________________

*	AOCI shown above does not include our equity investee, NSK-Warner. NSK-Warner had an AOCI loss of $6.9 million and $6.1 million at December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of pension plans with accumulated benefit obligations in excess of plan assets at December 31 is as follows:

	December 31,
(millions of dollars)	2011	2010
Accumulated benefit obligation	$(656.9)	$(634.9)
Plan assets	435.5	432.2
Deficiency	$(221.4)	$(202.7)
Pension deficiency by country:
United States	$(47.0)	$(39.0)
United Kingdom	(13.4)	(7.5)
Germany	(128.7)	(128.0)
Other	(32.3)	(28.2)
Total pension deficiency	$(221.4)	$(202.7)

The weighted average asset allocations of the Company’s funded pension plans and target allocations by asset category are as follows:

	December 31,		Target Allocation
	2011	2010
U.S. Plans:
Real estate and other	11%	11%	5%-15%
Fixed income securities	54%	40%	45%-65%
Equity securities	35%	49%	25%-45%
	100%	100%
Non-U.S. Plans:
Real estate and other	8%	9%	5%-10%
Fixed income securities	41%	36%	35%-45%
Equity securities	51%	55%	50%-60%
	100%	100%

The Company's investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. Within each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained within each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2011 and 2010. A portion of pension assets are invested in common and comingled trusts.

The Company expects to contribute a total of $30 million to $40 million into its defined benefit pension plans during 2012, including $15 million related to the Company's settlement agreement with the PBGC discussed above. Of the $30 million to $40 million in projected 2012 contributions, $21.5 million are contractually obligated, while the remaining payments are discretionary.

Refer to Note 9, “Fair Value Measurements," for more detail surrounding the fair value of each major category of plan assets as well as the inputs and valuation techniques used to develop the fair value measurements of the plans' assets at December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See the table below for a breakout net periodic benefit cost between U.S. and non-U.S. pension plans:

	Pension benefits						Other post employment benefits
	Year Ended December 31,
	2011		2010		2009		Year Ended December 31,
(millions of dollars)	US	Non-US	US	Non-US	US	Non-US	2011	2010	2009
Service cost	$—	$9.1	$—	$7.4	$0.3	$9.9	$0.7	$0.8	$0.8
Interest cost	16.1	17.8	17.5	17.6	20.7	16.5	11.8	14.5	18.6
Expected return on plan assets	(20.8)	(11.2)	(19.7)	(9.7)	(16.2)	(9.6)	—	—	—
Settlements, curtailments and other	—	(0.1)	—	—	3.3	0.6	—	—	(61.9)	*
Amortization of unrecognized prior service benefit	(0.7)	—	(0.7)	—	(0.5)	—	(6.9)	(6.9)	(13.2)
Amortization of unrecognized loss	6.5	0.8	6.6	0.8	7.3	0.8	7.9	9.1	7.3
Net periodic benefit cost (benefit)	$1.1	$16.4	$3.7	$16.1	$14.9	$18.2	$13.5	$17.5	$(48.4)
________________
*In the year ended December 31, 2009, the other post employment benefits settlement/curtailment of $61.9 million, in the table above, was offset by a $34.0 million cost to settle, resulting in a net pre-tax gain of $27.9 million. Excluding the $61.9 million settlement/curtailment gain, the Company's 2009 other post employment benefit expense was $13.5 million.

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $9.3 million. The estimated net loss and prior service credit for the other post employment plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $6.9 million and $(6.4) million, respectively.

The Company's weighted-average assumptions used to determine the benefit obligations for its defined benefit pension and other post employment plans as of December 31, 2011 and 2010 were as follows:

	December 31,
percent	2011	2010
U.S. pension plans:
Discount rate	4.42	5.17
Rate of compensation increase	N/A	3.50
U.S. other post employment plans:
Discount rate	4.25	4.75
Rate of compensation increase	N/A	N/A
Non-U.S. pension plans:
Discount rate	5.13	5.37
Rate of compensation increase	2.78	2.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted-average assumptions used to determine the net periodic benefit cost (benefit) for its defined benefit pension and other post employment benefit plans for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
percent	2011	2010	2009
U.S. pension plans:
Discount rate	5.17	5.75	7.09
Rate of compensation increase	N/A	3.50	3.50
Expected return on plan assets	7.50	7.50	7.50
U.S. other post employment plans:
Discount rate	4.75	5.50	7.00
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A
Non-U.S. pension plans:
Discount rate	5.37	5.47	5.72
Rate of compensation increase	2.80	2.75	2.77
Expected return on plan assets	7.07	7.12	7.10

The Company's approach to establishing the discount rate is based upon the market yields of high-quality corporate bonds, with appropriate consideration of each plan's defined benefit payment terms and duration of the liabilities. The discount rate assumption is typically rounded up or down to the nearest 25 basis points for each plan.

The Company determines its expected return on plan asset assumptions by evaluating estimates of future market returns and the plans' asset allocation. The Company also considers the impact of active management of the plans' invested assets.

The estimated future benefit payments for the pension and other post employment benefits are as follows:

	Pension benefits		Other post employment benefits
(millions of dollars)			w/o Medicare Part D reimbursements	with Medicare Part D reimbursements
Year	U.S.	Non-U.S.
2012	$25.1	$14.6	$25.8	$24.9
2013	25.1	16.0	25.0	24.1
2014	24.6	17.2	24.2	23.4
2015	23.7	19.3	23.5	22.6
2016	23.6	18.5	22.5	21.7
2017-2021	110.5	103.7	99.7	96.1

The weighted-average rate of increase in the per capita cost of covered health care benefits is projected to be 7.10% in 2012 for pre-65 and post-65 participants, decreasing to 5.0% by the year 2019. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage Point
(millions of dollars)	Increase	Decrease
Effect on other post employment benefit obligation	$18.3	$(16.1)
Effect on total service and interest cost components	$0.8	$(0.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12	STOCK INCENTIVE PLANS

Under the Company's 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company's 2004 Stock Incentive Plan, which was amended at the Company's 2009 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), 12.5 million shares are authorized for grant, of which approximately 2.2 million shares are available for future issuance.

Stock Options The Company recognized no stock compensation expense and negligible stock option compensation expense during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2009, the Company's stock option compensation expense reduced earnings before income and noncontrolling interest by $6.6 million, net earnings by $5.1 million and basic and diluted earnings per share by $0.04, respectively.

A summary of the plans’ shares under option at December 31, 2011, 2010 and 2009 is as follows:

	Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2009	5,798	$27.86	6.7	$6.0
Exercised	(381)	$23.89		$3.4
Forfeited	(240)	$32.16
Outstanding at December 31, 2009	5,177	$27.98	5.8	$29.7
Exercised	(1,888)	$26.73		$50.3
Forfeited	(36)	$33.95
Outstanding at December 31, 2010	3,253	$28.64	4.9	$142.2
Exercised	(1,033)	$27.15		$48.4
Outstanding at December 31, 2011	2,220	$29.36	4.1	$76.3

Options exercisable at December 31, 2011	2,220	$29.36	4.1	$76.3

The following table summarizes information about the stock options outstanding and exercisable at December 31, 2011:

	Options outstanding and exercisable
Range of Exercise Prices	Number outstanding and exercisable (thousands)	Weighted average remaining contractual life (years)	Weighted average exercise price
$12.07 - $16.52	155	1.1	$14.55
$22.15 - $34.95	2,065	4.3	$30.46
	2,220	4.1	$29.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from stock option exercises for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
Proceeds from stock options exercised — gross	$28.6	$55.4	$9.4
Tax benefit (loss)	24.4	11.7	(0.7)
Proceeds from stock options exercised, net of tax	$53.0	$67.1	$8.7

Restricted Stock At its November 2007 meeting, the Company's Compensation Committee decided that restricted common stock awards and stock units ("restricted stock") would be awarded in place of stock options for long-term incentive award grants to employees. Restricted stock granted to employees vest 50% after two years and the remainder after three years from the date of grant. Restricted stock granted to non-employee directors generally vests on the anniversary date of the grant.

The value of restricted stock is determined by the market value of the Company's common stock at the date of grant. In February 2011, restricted stock in the amount of 270,144 was granted to employees under the 2004 Stock Incentive Plan. In April 2011, restricted stock in the amount of 3,288 was granted to non-employee directors under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in equity and is amortized as compensation expense over the restriction periods.

Restricted stock compensation expense reduced earnings before income taxes and noncontrolling interest, net earnings and earnings per share for the years ended December 31, 2011, 2010 and 2009 by:

	Year Ended December 31,
(millions of dollars, except per share data)	2011	2010	2009
Earnings before income taxes and noncontrolling interest	$15.1	$18.9	$14.8
Net earnings	$11.4	$14.7	$11.4
Earnings per share — basic	$0.10	$0.13	$0.10
Earnings per share — diluted	$0.09	$0.11	$0.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors at December 31, 2011, 2010 and 2009 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at January 1, 2009	662	$45.29
Granted	1,044	$20.61
Vested	(24)	$51.03
Forfeited	(135)	$29.79
Nonvested at December 31, 2009	1,547	$29.90
Granted	603	$36.16
Vested	(188)	$44.80
Forfeited	(91)	$27.10
Nonvested at December 31, 2010	1,871	$30.55
Granted	274	$70.57
Vested	(609)	$27.39
Forfeited	(106)	$38.05
Nonvested at December 31, 2011	1,430	$39.02

Performance Share Plans The 2004 Stock Incentive Plan provides for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company's performance in terms of total shareholder return relative to a peer group of automotive companies. Awards earned are generally payable 40% in cash and 60% in the Company's common stock.

The Company recognizes compensation expense for the 40% cash component and 60% stock component ratably over the performance period. Compensation expense for the 60% stock component is based on the performance shares fair value at the date of grant. This fair value is calculated using a lattice model (Monte Carlo simulation). The compensation expense for the 40% cash component is based on quarterly marking to market the cash liability. The amounts expensed under the plan and the share issuances for the three-year measurement periods ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
(millions of dollars, except share data)	2011	2010	2009
Expense	$26.3	$23.9	$10.7
Number of shares*	538,180	104,205	269,896
________________
*Shares are issued in February of the following year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13	OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss, net of tax, in the Consolidated Balance Sheets are as follows:

	December 31,
(millions of dollars)	2011	2010
Foreign currency translation adjustments	$86.9	$147.1
Market value of hedge instruments	(50.5)	(44.8)
Defined benefit post employment plans	(187.2)	(158.1)
Unrealized gain on available-for-sale securities	1.1	1.2
Comprehensive income (loss) attributable to the noncontrolling interest	(1.1)	0.9
Accumulated other comprehensive loss	$(150.8)	$(53.7)

The amounts presented as changes in accumulated other comprehensive income (loss), net of related taxes, are added to (deducted from) net earnings resulting in comprehensive income (loss). The following table summarizes the components of comprehensive income (loss) on an after-tax basis for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
Foreign currency translation adjustments	$(60.2)	$(63.5)	$54.8
Market value change of hedge instruments	(7.7)	(20.5)	63.3
Income taxes	2.0	6.9	(18.2)
Net foreign currency translation and hedge instruments	(65.9)	(77.1)	99.9

Unrealized (loss) gain on available-for-sale securities	(0.1)	1.2	—

Defined benefit post employment plans	(39.7)	23.9	(13.1)
Income taxes	10.6	(16.1)	9.7
Net defined benefit post employment plans	(29.1)	7.8	(3.4)

Change in accumulated other comprehensive income (loss)	(95.1)	(68.1)	96.5

Net earnings attributable to BorgWarner Inc.	550.1	377.4	27.0
Comprehensive income	455.0	309.3	123.5
Comprehensive (loss) income attributable to noncontrolling interest	(2.0)	(0.1)	3.9
Comprehensive income attributable to BorgWarner Inc.	$453.0	$309.2	$127.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14	CONTINGENCIES

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP will not violate the Labor - Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009, the action pending in Indiana was dismissed, while the action in Michigan is continuing and in the discovery phase. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot reasonably estimate the amount or the range of potential loss, if any.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; remediation alternatives; and estimated legal fees), the Company has an accrual for indicated environmental liabilities with a balance of $10.4 million at December 31, 2011. The accrued amounts do not exceed $3.0 million related to any individual site except for the Crystal Springs site discussed below, and we do not believe that the costs related to any of these sites will have a material adverse effect on the Company's results of operations, financial position or cash flows. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. In 2007 and 2008, lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs, alleging personal injury relating to alleged environmental contamination at its Crystal Springs, Mississippi plant. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs and those of approximately 2,700 unfiled claimants represented by those plaintiffs' attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay up to $28 million in settlement funds, which was expensed in the second quarter of 2010. The Company paid $13.9 million in November 2010 and made the final payment of $13.9 million in February 2011. Litigation concerning indemnification is pending and the Company may in the future become subject to further legal proceedings.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2011 and December 31, 2010, the Company had approximately 16,000 and 17,000 pending asbestos-related product liability claims, respectively. Of the approximately 16,000 outstanding claims at December 31, 2011, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2011, of the approximately 1,800 claims resolved, 288 (16%) resulted in any payment being made to a claimant by or on behalf of the Company. In the full year of 2010, of the approximately 7,700 claims resolved, 245 (3%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

To date, the Company has paid and accrued $190.9 million in defense and indemnity in advance of insurers' reimbursement and has received $81.1 million in cash and notes from insurers, including CNA. The net balance of $109.8 million, is expected to be fully recovered, of which approximately $33 million is estimated to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2010, insurers owed $120.6 million in association with these claims.

On April 5, 2010, the Superior Court of New Jersey Appellate Division affirmed a lower court judgment in an asbestos-related action against the Company and others. The Company filed its Notice of Petition to the Supreme Court of New Jersey in late April, seeking to appeal the decisions of the lower courts. On July 8, 2010 the Supreme Court of New Jersey denied the Company's Notice of Petition appealing the decision of the lower courts. The total claim of $40.7 million was paid by the Company in July 2010.

In addition to the $109.8 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $61.7 million for claims asserted, but not yet resolved and their related defense costs at December 31, 2011. The Company also has a related asset of $61.7 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100% expected based on the Company's experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to above. At December 31, 2010, the comparable value of the insurance asset and accrued liability was $50.6 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	December 31,
(millions of dollars)	2011	2010
Assets:
Prepayments and other current assets	$28.8	$25.8
Other non-current assets	32.9	24.8
Total insurance assets	$61.7	$50.6
Liabilities:
Accounts payable and accrued expenses	$28.8	$25.8
Other non-current liabilities	32.9	24.8
Total accrued liabilities	$61.7	$50.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15	LEASES AND COMMITMENTS

Certain assets are leased under long-term operating leases. These include rent for the corporate headquarters and one airplane. Most leases contain renewal options for various periods. Leases generally require the Company to pay for insurance, taxes and maintenance of the leased property. The Company leases other equipment such as vehicles and certain office equipment under short-term leases. Total rent expense was $30.7 million, $25.6 million and $28.5 million in the years ended December 31, 2011, 2010 and 2009, respectively. The Company does not have any material capital leases.

On September 30, 2010, the Company paid $6.0 million for certain machinery and equipment it had previously leased, which was recorded as a capital expenditure within the investing activities section of the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2010.

Future minimum operating lease payments at December 31, 2011 were as follows:

(millions of dollars)
2012	$16.7
2013	14.0
2014	12.1
2015	10.9
2016	9.2
After 2016	9.9
Total minimum lease payments	$72.8

NOTE 16	EARNINGS PER SHARE

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

The potential common shares associated with the Company's 3.50% convertible senior notes due April 15, 2012 are reflected in diluted EPS using the “if-converted” method. Under this method, if dilutive, the common stock is assumed issued as of the beginning of the reporting period and included in calculating diluted EPS. In addition, if dilutive, interest expense, net of tax, related to the convertible notes is added back to the numerator in calculating diluted EPS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Separately and concurrently with the issuance of the Company's 3.50% convertible senior notes, the Company entered into a bond hedge overlay, including warrants and options. If the Company's weighted-average share price exceeds $38.61 per share, the warrants will be dilutive to the Company's earnings. If the Company's weighted average share price exceeds $32.82 per share, the offsetting bond hedge will be anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions except per share amounts)	2011	2010	2009
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$550.1	$377.4	$27.0
Weighted average shares of common stock outstanding	109.229	114.155	116.522
Basic earnings per share of common stock	$5.04	$3.31	$0.23

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$550.1	$377.4	$27.0
Adjusted for net interest expense on convertible notes	21.5	20.4	—
Diluted net earnings attributable to BorgWarner Inc.	$571.6	$397.8	$27.0

Weighted average shares of common stock outstanding	109.229	114.155	116.522

Effect of 3.50% convertible senior notes	11.389	11.389	—
Effect of warrant	5.215	1.464	—
Effect of stock-based compensation	2.635	2.567	0.417
Total dilutive effect on weighted average shares of common stock outstanding	19.239	15.420	0.417

Weighted average shares of common stock outstanding including dilutive shares	128.468	129.575	116.939
Diluted earnings per share of common stock	$4.45	$3.07	$0.23

Anti-dilutive shares:
3.50% convertible senior notes	—	—	11.389
Bond hedge	6.141	2.836	0.034
Stock-based compensation	—	—	2.711
Total anti-dilutive shares	6.141	2.836	14.134

NOTE 17	RESTRUCTURING

During the second quarter of 2009, the Company recorded restructuring expenses of $50.3 million, which included $9.0 million relating to employee termination benefits, $36.3 million of asset impairment charges and $5.0 million related to the North American and European restructuring. The Company reduced its North American workforce by approximately 550 people, or 12%; its European workforce by approximately 150 people, or 2%; and its Asian workforce by approximately 60 people, or 3%. Included in the asset impairment charges was a $22.3 million charge related to one of the Company's European locations, which resulted from the Company's evaluations of the long range outlook of the location using an undiscounted and discounted cash flow model, both of which indicated that assets were impaired. In determining the amount of the asset impairment charge, the Company used a replacement cost technique to determine the fair value of the assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18	RECENT TRANSACTIONS

Tire pressure monitoring business

During the fourth quarter of 2011, the Company incurred $21.5 million in expense associated with the loss on sale of the tire pressure monitoring business, including costs related to the divestiture, and a write-down of a portion of the ignitor and electronic business. The Company received $22.9 million in cash, classified as an investing activity within the Consolidated Statement of Cash Flows, from the sale of its tire pressure monitoring business, including the manufacturing facility in Bretten, Germany, to Huf Electronics GmbH. The sale of the tire pressure monitoring business will allow the Company to focus on its powertrain technologies.

BorgWarner Vikas Emissions Systems India Private Limited

On August 2, 2011, the Company purchased the noncontrolling interest's 40% share of BorgWarner Vikas Emissions Systems India Private Limited for $29.4 million in cash, which has been classified as a financing activity within the Consolidated Statement of Cash Flows. In accordance with ASC Topic 810, the Company reduced its noncontrolling interest balance by $2.8 million and reduced capital in excess of par value by $26.6 million. As a result of this transaction, the Company owns 100% of BorgWarner Vikas Emissions Systems India Private Limited.

Traction Systems division of Haldex Group

On January 31, 2011, the Company acquired 100% of the stock of Haldex Traction Holding AB ("Haldex Traction Systems"). Haldex Traction Systems has operations in Sweden, Hungary and Mexico. The consideration for the acquisition, net of cash acquired, was $214.9 million (1.38 billion Swedish Krona).

The acquisition is expected to accelerate the Company's growth in the global all-wheel drive (AWD) market as it continues to shift toward front-wheel drive (FWD) based vehicles.  The acquisition will add industry leading FWD/AWD technologies, with a strong European customer base, to the Company's existing portfolio of front and rear-wheel drive based products.  This enables the Company to provide global customers a broader range of AWD solutions to meet their vehicle needs.

The operating results are reported within the Company's Drivetrain reporting segment as of the date of acquisition. The Company paid $203.7 million, which is recorded as an investing activity in the Consolidated Statement of Cash Flows. Additionally, the Company assumed retirement-related liabilities of $5.3 million and assumed debt of $5.9 million, which are reflected as non-cash transactions in the Consolidated Statement of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The pre-tax impact of this acquisition was an increase in intangible and other assets of $17.6 million related to adjusting the Company's 50% investment to fair value under ASC Topic 805, a gain of $8.0 million and a decrease in cash of $9.6 million. The Company's $9.6 million payment has been recorded as an investing activity in the Consolidated Statement of Cash Flows.

Dytech ENSA S.L.

On April 10, 2010, the Company acquired 100% of Dytech ENSA S.L. (“Dytech”), headquartered in Vigo, Spain. The gross cost of this acquisition is $147.7 million, or $147.6 million, net of cash and cash equivalents. Dytech is a leading producer of exhaust gas recirculation (EGR) coolers, EGR tubes, and integrated EGR modules including valves for automotive and commercial vehicle applications, both on- and off-road. This acquisition enhances the Company's emissions products offering and system/module expertise, further differentiating BorgWarner as a leader in highly engineered automotive systems. In addition, Dytech's geographic footprint and customer base complements and strengthens the Company's market presence with global automakers. The operating results of Dytech are reported within the Company's Engine reporting segment from the date of acquisition. The Company's $147.6 million payment has been recorded as an investing activity in the Consolidated Statement of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Etatech, Inc. Technology

On June 2, 2009, the Company announced the purchase of advanced gasoline ignition technology and related intellectual property from Florida-based Etatech, Inc. The high-frequency ignition technology enables high-performing, lean burning engines to significantly improve fuel economy and reduce emissions compared with conventional combustion technologies. The Company made a cash payment of $7.5 million in both June 2009 and May 2010 for the purchase of Etatech, Inc., which has been reflected as an investing activity in the Consolidated Statements of Cash Flows.

BERU

The Company acquired approximately 95.6% of the outstanding shares of BERU Aktiengesellschaft (“BERU”), headquartered in Ludwigsburg, Germany prior to 2009.

On January 7, 2009, the Company informed BERU of its intention to purchase the remaining outstanding shares at that time of approximately 4%, using the required German legal process referred to as a “squeeze-out” to gain 100% ownership. This process included an affirmative vote of BERU shareholders at its May 20, 2009 annual shareholder meeting. The registration of the “squeeze-out” was challenged by certain noncontrolling shareholders of BERU with the commercial register in June 2009. The “squeeze-out” share price passed by the BERU shareholders in May 2009 was €73.39, an increase of €2.07 from the $71.32 share price included in the 2008 Domination and Profit Transfer Agreement ("DPTA"). This increase was reflected as an increase to the Company's total DPTA obligation.

On September 18, 2009, the noncontrolling shareholders of BERU who had challenged the “squeeze-out” resolution dropped their complaint. The elimination of all actions against the resolution allowed BERU to register the “squeeze-out” with the commercial register. The “squeeze-out” became effective on September 30, 2009, making the Company the only shareholder of BERU. On October 2, 2009, BERU was delisted as a public company in Germany. In October 2009, the Company paid €22.9 ($33.5) million for the approximately 311,000 outstanding shares of BERU. Certain noncontrolling shareholders have challenged the “squeeze out” share price of €73.39. The Company is awaiting the judge's ruling regarding the share price from the hearing held on April 1, 2011.

As a result of the tendering of shares, the Company owned 100% of all BERU's outstanding shares at December 31, 2009. The tendering of approximately 4% of BERU shares, at a cost of $46.6 million, has been reflected as a financing activity in the Consolidated Statement of Cash Flows. Additionally, on May 22, 2009, the Company paid the annual perpetual dividend of $1.9 million, which is also reflected as a financing activity in the Consolidated Statement of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19	REPORTING SEGMENTS AND RELATED INFORMATION

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

Adjusted EBIT is the measure of segment profit or loss used by the Company. The Company believes Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments. The following tables show segment information and Adjusted EBIT for the Company's reporting segments.

2011 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$5,030.2	$20.4	$5,050.6	$3,329.0	$188.6	$264.3
Drivetrain	2,084.5	—	2,084.5	1,562.8	80.0	115.9
Inter-segment eliminations	—	(20.4)	(20.4)	—	—	—
Total	7,114.7	—	7,114.7	4,891.8	268.6	380.2
Corporate (a)	—	—	—	1,066.8	14.4	13.5
Consolidated	$7,114.7	$—	$7,114.7	$5,958.6	$283.0	$393.7

2010 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$4,041.4	$19.4	$4,060.8	$3,277.7	$184.4	$181.3
Drivetrain	1,611.4	—	1,611.4	1,230.5	63.6	83.5
Inter-segment eliminations	—	(19.4)	(19.4)	—	—	—
Total	5,652.8	—	5,652.8	4,508.2	248.0	264.8
Corporate (a)	—	—	—	1,046.8	4.9	11.8
Consolidated	$5,652.8	$—	$5,652.8	$5,555.0	$252.9	$276.6

2009 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$2,868.3	$14.9	$2,883.2	$2,812.8	$188.7	$115.6
Drivetrain	1,093.5	—	1,093.5	1,104.1	65.9	44.6
Inter-segment eliminations	—	(14.9)	(14.9)	—	—	—
Total	3,961.8	—	3,961.8	3,916.9	254.6	160.2
Corporate (a)	—	—	—	894.5	6.3	11.8
Consolidated	$3,961.8	$—	$3,961.8	$4,811.4	$260.9	$172.0
_______________
(a) Corporate assets include equity in affiliates’, investment and advances and deferred income taxes. The December 31, 2009 assets are net of trade receivables securitized and sold to third parties.
(b) Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adjusted earnings before interest, income taxes and noncontrolling interest ("Adjusted EBIT")

	Year Ended December 31,
(millions of dollars)	2011	2010	2009
Engine	$774.3	$537.9	$219.8
Drivetrain	161.2	137.0	(13.5)
Adjusted EBIT	935.5	674.9	206.3
Patent infringement settlement gain, net of legal costs incurred	(29.1)	—	—
Loss from disposal activities	21.5	—	—
Environmental litigation settlement	—	28.0	—
BERU-Eichenauer equity investment gain	—	(8.0)	—
Muncie closure retiree obligation net gain	—	—	(27.9)
Corporate, including equity in affiliates' earnings and stock-based compensation	107.4	111.0	111.3
Restructuring expense	—	—	50.3
Interest income	(4.8)	(2.8)	(2.5)
Interest expense and finance charges	74.6	68.8	57.2
Earnings before income taxes and noncontrolling interest	765.9	477.9	17.9
Provision (benefit) for income taxes	195.3	81.7	(18.5)
Net earnings	570.6	396.2	36.4
Net earnings attributable to the noncontrolling interest, net of tax	20.5	18.8	9.4
Net earnings attributable to BorgWarner Inc.	$550.1	$377.4	$27.0

Geographic Information

Outside the U.S., only China, Germany, France, Hungary and South Korea exceeded 5% of consolidated net sales during the year ended December 31, 2011, attributing sales to the sources of the product rather than the location of the customer. Also, the Company's 50% equity investment in NSK-Warner (see Note 5) of $189.2 million, $180.3 million and $174.0 million at December 31, 2011, 2010 and 2009, respectively, is excluded from the definition of long-lived assets, as are goodwill and certain other non-current assets.

	Net sales			Long-lived assets
(millions of dollars)	2011	2010	2009	2011	2010	2009
United States	$1,674.0	$1,451.1	$1,090.4	$492.6	$466.6	$469.4
Europe:
Germany	2,200.0	1,839.9	1,419.9	420.4	447.5	500.0
Hungary	503.2	418.3	292.4	56.9	53.0	58.4
France	363.0	318.7	229.5	63.2	63.0	72.9
Other Europe	917.8	546.1	282.9	194.6	173.7	138.1
Total Europe	3,984.0	3,123.0	2,224.7	735.1	737.2	769.4
South Korea	471.7	358.0	212.4	124.5	94.8	69.1
China	416.6	330.6	184.1	148.0	104.9	66.1
Other foreign	568.4	390.1	250.2	164.1	139.1	116.3
Total	$7,114.7	$5,652.8	$3,961.8	$1,664.3	$1,542.6	$1,490.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to Major Customers

Consolidated net sales to a single customer (including their subsidiaries), which exceeded 10% of our total net sales, were to Volkswagen of approximately 19% for the years ended December 31, 2011 and 2010 and 22% for the year ended December 31, 2009; and to Ford of approximately 12%, 11%, and 12% for the years ended December 31, 2011, 2010 and 2009, respectively. Both of the Company's reporting segments had significant sales to Volkswagen and Ford in 2011, 2010 and 2009. Accounts receivable from these customers at December 31, 2011 comprised approximately 20% ($237.6 million) of total accounts receivable. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.

Sales by Product Line

Sales of turbochargers for light-vehicles represented approximately 26% of total net sales for the years ended December 31, 2011 and 2010, respectively, and 27% of total net sales for the year ended December 31, 2009. The Company currently supplies light-vehicle turbochargers to many OEMs including Volkswagen, Renault, PSA, Daimler, Hyundai, Fiat, BMW, Ford and General Motors. No other single product line accounted for more than 10% of consolidated net sales in any of the years presented.

Interim Financial Information (Unaudited)

(millions of dollars, except per share amounts)	2011					2010
Quarter ended	Mar-31	Jun-30	Sep-30	Dec-31	Year	Mar-31	Jun-30	Sep-30	Dec-31	Year
Net sales	$1,730.4	$1,818.8	$1,791.8	$1,773.7	$7,114.7	$1,286.8	$1,421.7	$1,410.9	$1,533.4	$5,652.8
Cost of sales	1,387.6	1,461.7	1,441.0	1,414.0	5,704.3	1,048.3	1,146.3	1,137.6	1,227.3	4,559.5
Gross profit	342.8	357.1	350.8	359.7	1,410.4	238.5	275.4	273.3	306.1	1,093.3
Selling, general and administrative expenses	165.1	157.7	151.4	146.8	621.0	130.3	137.8	150.2	148.3	566.6
Other (income) expense	(1.6)	(28.9)	0.6	21.8	(8.1)	1.6	20.3	0.1	0.4	22.4
Operating income	179.3	228.3	198.8	191.1	797.5	106.6	117.3	123.0	157.4	504.3
Equity in affiliates’ earnings, net of tax	(8.4)	(8.1)	(11.5)	(10.2)	(38.2)	(9.3)	(10.0)	(10.5)	(9.8)	(39.6)
Interest income	(1.0)	(1.2)	(1.3)	(1.3)	(4.8)	(0.6)	(0.6)	(0.6)	(1.0)	(2.8)
Interest expense and finance charges	18.4	20.5	18.5	17.2	74.6	14.2	14.2	18.4	22.0	68.8
Earnings before income taxes and noncontrolling interest	170.3	217.1	193.1	185.4	765.9	102.3	113.7	115.7	146.2	477.9
Provision for income taxes	40.9	49.8	46.4	58.2	195.3	20.9	26.0	4.2	30.6	81.7
Net earnings	129.4	167.3	146.7	127.2	570.6	81.4	87.7	111.5	115.6	396.2
Net earnings attributable to the noncontrolling interest, net of tax	4.9	5.3	5.1	5.2	20.5	5.2	4.9	4.8	3.9	18.8
Net earnings attributable of BorgWarner Inc. (a)	$124.5	$162.0	$141.6	$122.0	$550.1	$76.2	$82.8	$106.7	$111.7	$377.4

Earnings per share — basic	$1.13	$1.49	$1.30	$1.12	$5.04	$0.65	$0.72	$0.95	$1.00	$3.31
Earnings per share — diluted	$1.00	$1.31	$1.15	$1.00	$4.45	$0.63	$0.68	$0.87	$0.89	$3.07
_______________

(a) The Company's results were impacted by the following:

•
Quarter ended December 31, 2011: The Company incurred $21.5 million in expense associated with the loss on sale of the tire pressure monitoring business, including costs related to the divestiture, and a write-down of a portion of the ignitor and electronic business. The Company recorded $1.4 million of tax benefit associated with the disposals and $4.1 million of tax expense related to an intercompany disposal transaction.

•
Quarter ended June 30, 2011: The Company recorded a $29.1 million patent infringement settlement gain, net of legal costs incurred, which was partially offset by $11.0 million of additional tax expense. Additionally, the Company recorded a $6.2 million related to tax adjustments resulting from a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits.

•	Quarter ended September 30, 2010: The Company recorded a $21.2 million foreign tax credit valuation allowance reversal.

•	Quarter ended June 30, 2010: The Company recorded an $8.0 million BERU-Eichenauer Equity investment gain and $28.0 million environmental litigation settlement.

•	Quarter ended March 31, 2010: The Company recorded a $2.5 million Medicare Part D tax adjustment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company's internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria. Refer to Item 7 of this report for "Report of Management on Internal Control Over Financial Reporting."

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2011 as stated in their report included herein.

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

Information with respect to directors, executive officers and corporate governance that appears in the Company's proxy statement for its 2012 Annual Meeting of Stockholders under the captions “Election of Directors,” “Information on Nominees for Directors and Continuing Directors,” “Board of Directors and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Compensation Committee Report” is incorporated herein by this reference and made a part of this report.

Item 11.	Executive Compensation

Information with respect to director and executive compensation that appears in the Company's proxy statement for its 2012 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Restricted Stock and Stock Units,” “Long Term Incentives,” and “Change of Control Employment Agreements” is incorporated herein by this reference and made a part of this report.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership and certain beneficial owners and management and related stockholders matters that appears in the Company's proxy statement for its 2012 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by this reference and made a part of this report.

For information regarding the Company's equity compensation plans that have been approved by its stockholders and its equity compensation plans that have not been approved by its stockholders, see Item 5 “Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information with respect to certain relationships and related transactions and director independence that appears in the Company's proxy statement for its 2012 Annual Meeting of Stockholders under the caption “Board of Directors and Its Committees” is incorporated herein by this reference and made a part of this report.

Item 14.	Principal Accountant Fees and Services

Information with respect to principal accountant fees and services that appears in the Company's proxy statement for its 2012 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Services” is incorporated herein by this reference and made a part of this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By: /s/ Timothy M. Manganello
Timothy M. Manganello
Chairman and Chief Executive Officer
Date: February 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of February, 2012.

Signature	Title

/s/ Timothy M. Manganello Timothy M. Manganello	Chairman and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Robin J. Adams Robin J. Adams	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer) and Director

/s/ Jan A. Bertsch Jan A. Bertsch	Vice President and Controller (Principal Accounting Officer)

/s/ Phyllis O. Bonanno Phyllis O. Bonanno	Director

/s/ David T. Brown David T. Brown	Director

/s/ Jan Carlson Jan Carlson	Director

/s/ Dennis C. Cuneo Dennis C. Cuneo	Director

/s/ Jere A. Drummond Jere A. Drummond	Director

/s/ John R. McKernan John R. McKernan	Director

/s/ Alexis P. Michas Alexis P. Michas	Director

/s/ Ernest J. Novak, Jr. Ernest J. Novak, Jr.	Director

/s/ Richard O. Schaum Richard O. Schaum	Director

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1/4.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

3.2/4.2	Amended and Restated By-Laws of registrant (incorporated by reference to Exhibit 3.2/4.2 to the Company's Registration Statement on Form S-3 (no. 333-163928 filed on February 18, 2010).

3.3
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement 333-172198 filed on February 11, 2011).

3.4
Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.3
Indenture, dated as of February 15, 1999 between Borg-Warner Automotive, Inc. and The Bank of New York Mellon Trust Company, N.A. (successor in interest to The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit No. 4.5 to the Company's Registration Statement No. 333-172198 filed on February 11, 2011).

4.4
Indenture, dated as of September 23, 1999 between Borg-Warner Automotive, Inc. and The Bank of New York Mellon Trust Company, N.A. (successor in interest to Chase Manhattan Trust Company, National Association), as trustee (incorporated by reference to Exhibit No. 4.6 to the Company's Registration Statement 333-172198 filed on February 11, 2011).

4.5
Form of First Supplemental Indenture between the registrant and The Bank of New York Mellon Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement 333-172198 filed on February 11, 2011).

4.6
Second Supplemental Indenture dated April 9, 2009 between the registrant and The Bank of New York Mellon Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement 333-172198 filed on February 11, 2011).

4.7
Third Supplemental Indenture dated as of September 16, 2010 between the registrant and The Bank of New York Mellon Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.9 to the Company's the Company's Registration Statement 333-172198 filed on February 11, 2011).

10.1
Form of Convertible Note Hedge confirmation between BorgWarner Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 9, 2009).

10.2	Form of Warrant confirmation between BorgWarner Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 9, 2009).

10.3
Form of Convertible Note Hedge confirmation between BorgWarner Inc. and Morgan Stanley & Co. International Plc (represented by Morgan Stanley & Co. Incorporated, as its agent) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 9, 2009).

10.4
Form of Warrant confirmation between BorgWarner Inc. and Morgan Stanley & Co. International Plc (represented by Morgan Stanley & Co. Incorporated, as its agent) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed April 9, 2009).

Exhibit Number	Description

10.5
Credit Agreement dated as of June 30, 2011, among BorgWarner Inc., as borrower, the Administrative Agent named therein, and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2011).

10.6
Guaranty dated as of June 30, 2011 among Bank of America, N.A., as Administrative Agent and the Company's subsidiaries that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 30, 2011).

10.7
Receivables Sale Agreement dated as of December 21, 2009 among BorgWarner Emissions Systems Inc., BorgWarner Morse TEC Inc., BorgWarner Powdered Metals Inc., BorgWarner Thermal Systems Inc., BorgWarner TorqTransfer Systems Inc., BorgWarner Transmission Systems Inc., BorgWarner Turbo Systems Inc., and BWA Receivables Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 28, 2009).

10.8
Receivables Purchase Agreement dated as of December 21, 2009 among BWA Receivables Corporation, as seller, BorgWarner Inc., as the collection agent, the purchasers from time to time party thereto, and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 28, 2009).

10.9
Amendment No. 1 Receivables Purchase Agreement dated as of September 8, 2010, among BWA Receivables Corporation, as seller, BorgWarner Inc., as the collection agent and Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report Form 8-K filed October 27, 2010).

†10.10	BorgWarner Inc. 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit No. 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

†10.11	BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

†10.12
First Amendment to the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated effective April 29, 2009) (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed November 13, 2009).

†10.13
Second Amendment dated as of July 26, 2011, to the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

†10.14	Form of BorgWarner Inc. 2004 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 7, 2005).

†10.15
Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Performance Units Award Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 31, 2009).

†10.16
Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 12, 2008).

Exhibit Number	Description

†10.17	Form of First Amendment to Restricted Stock Agreement (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed November 13, 2009).

†10.18
Form of BorgWarner Inc. 2004 Stock Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit No. 99.1 to the Company's Current Report on Form 8-K filed July 27, 2005).

†10.19
Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Appendix B of the Company's Proxy Statement dated March 22, 2000 for its 2000 Annual Meeting of Stockholders).

†10.20
BorgWarner Inc. 2005 Executive Incentive Plan (as amended and restated) (incorporated by reference to Exhibit No. 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

†10.21
First Amendment dated as of July 27, 2011, to BorgWarner Inc. 2005 Executive Incentive Plan as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

†10.22
Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (as amended and restated) (incorporated by reference to Exhibit No. 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

†10.23
Borg-Warner Automotive, Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (as amended and restated) (incorporated by reference to Exhibit No. 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

†10.24
BorgWarner Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995 (as amended and restated) (incorporated by reference to Exhibit No. 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

†10.25
First Amendment dated as of November 22, 2010 to BorgWarner Inc. Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

†10.26
Form of Amended and Restated Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

†10.27
Form of Amended and Restated Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit No. 99.1 to the Company's Current Report on Form 8-K filed November 13, 2009).

†10.28
BorgWarner Inc. 2004 Deferred Compensation Plan (as amended and restated) (incorporated by reference to Exhibit No. 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

10.29
Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.2 to the Company's Registration Statement on Form S-3 (no. 33-64934)).

Exhibit Number	Description

10.30
Tax Sharing Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit No. 10.3 to the Company's Registration Statement on Form S-3 (no. 33-64934)).

10.31	Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.32	Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit No. 10.23 of the Company's Form 10-K for the year ended December 31, 1998).

10.33
Domination and Profit Transfer Agreement dated March 7, 2008 between BorgWarner Germany GmbH and BERU AG (incorporated by reference to Exhibit 10.1 to the quarterly report filed on Form 10-Q for the quarter ended June 30, 2008).

21.1	Subsidiaries of the Company.*

23.1	Independent Registered Public Accounting Firm's Consent.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*

32.1	Section 1350 Certifications.*

*Filed herewith.
† Indicates a management contract or compensatory plan or arrangement.

A - 4