Form 10-Q
period 2012-03-31
BORGWARNER INC
filed 2012-04-26
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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
YES ☐  NO ☑
As of April 20, 2012, the registrant had 114,613,535 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Information
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(millions of dollars)	March 31, 2012	December 31, 2011
ASSETS
Cash	$396.9	$359.6
Receivables, net	1,369.4	1,183.0
Inventories, net	480.8	454.3
Deferred income taxes	69.6	58.5
Prepayments and other current assets	93.3	82.4
Total current assets	2,410.0	2,137.8

Property, plant and equipment, net	1,696.4	1,664.3
Investments and advances	345.6	345.3
Goodwill	1,200.5	1,186.2
Other non-current assets	628.8	625.0
Total assets	$6,281.3	$5,958.6

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$184.2	$196.3
Current portion of long-term debt	377.1	381.5
Accounts payable and accrued expenses	1,291.3	1,297.8
Income taxes payable	28.6	29.8
Total current liabilities	1,881.2	1,905.4

Long-term debt	848.7	751.3
Other non-current liabilities:
Retirement-related liabilities	457.5	457.0
Other	373.1	391.9
Total other non-current liabilities	830.6	848.9

Common stock	1.2	1.2
Capital in excess of par value	1,205.0	1,134.3
Retained earnings	2,268.3	2,110.3
Accumulated other comprehensive loss	(94.8)	(150.8)
Common stock held in treasury	(721.7)	(707.1)
Total BorgWarner Inc. stockholders’ equity	2,658.0	2,387.9
Noncontrolling interest	62.8	65.1
Total equity	2,720.8	2,453.0
Total liabilities and equity	$6,281.3	$5,958.6

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2012	2011
Net sales	$1,912.5	$1,730.4
Cost of sales	1,516.7	1,387.6
Gross profit	395.8	342.8

Selling, general and administrative expenses	169.0	165.1
Other (income) expense	1.1	(1.6)
Operating income	225.7	179.3

Equity in affiliates’ earnings, net of tax	(9.2)	(8.4)
Interest income	(1.4)	(1.0)
Interest expense and finance charges	15.1	18.4
Earnings before income taxes and noncontrolling interest	221.2	170.3

Provision for income taxes	57.5	40.9
Net earnings	163.7	129.4
Net earnings attributable to the noncontrolling interest, net of tax	5.7	4.9
Net earnings attributable to BorgWarner Inc.	$158.0	$124.5

Earnings per share — basic	$1.46	$1.13

Earnings per share — diluted	$1.28	$1.00

Weighted average shares outstanding:
Basic	108.420	110.634
Diluted	127.742	130.224

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(millions of dollars)	2012	2011
Net earnings attributable to BorgWarner Inc.	$158.0	$124.5

Foreign currency translation adjustments	44.8	91.2

Hedge instrument adjustments
Market value change of hedge instruments	14.2	(4.5)
Income taxes associated with the market value change of hedge instruments	(5.1)	0.7
Loss reclassified into net earnings	0.7	0.2
Income taxes reclassified into net earnings	(0.2)	(0.2)
Net change in hedge instruments	9.6	(3.8)

Defined benefit post employment plans
Amortization of prior service benefit and unrecognized loss into net earnings	2.2	2.0
Income taxes reclassified into net earnings	(0.6)	(0.6)
Acquisition	—	(5.4)
Income taxes associated with acquisition	—	1.4
Net change in defined benefit post employment plans	1.6	(2.6)

Comprehensive income	214.0	209.3
Comprehensive income attributable to the noncontrolling interest	0.9	1.4
Comprehensive income attributable to BorgWarner Inc.	$214.9	$210.7

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(millions of dollars)	2012	2011
OPERATING
Net earnings	$163.7	$129.4
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	63.8	60.9
Amortization of intangible assets and other	7.4	6.9
Bond amortization	4.4	4.8
Stock-based compensation expense	21.0	4.8
Deferred income tax benefit	(22.1)	(18.2)
Equity in affiliates’ earnings, net of dividends received, and other	(7.4)	(12.3)
Net earnings adjusted for non-cash charges to operations	230.8	176.3
Changes in assets and liabilities:
Receivables	(167.6)	(179.5)
Inventories	(19.9)	(33.6)
Prepayments and other current assets	(10.2)	(7.2)
Accounts payable and accrued expenses	(4.0)	8.8
Income taxes payable	(1.5)	(8.5)
Other non-current assets and liabilities	3.2	2.3
Net cash provided by (used in) operating activities	30.8	(41.4)

INVESTING
Capital expenditures, including tooling outlays	(95.0)	(70.2)
Net proceeds from asset disposals	1.0	6.1
Payments for business acquired, net of cash acquired	—	(203.7)
Net proceeds from sale of business	1.6	—
Net cash used in investing activities	(92.4)	(267.8)

FINANCING
Net (decrease) increase in notes payable	(11.7)	42.3
Additions to long-term debt, net of debt issuance costs	191.4	206.7
Repayments of long-term debt, including current portion	(99.9)	(3.9)
Payments for purchase of treasury stock	—	(181.9)
Proceeds from stock options exercised, including the tax benefit	47.0	27.9
Taxes paid on employees' restricted stock award vestings	(17.5)	(12.5)
Dividends paid to noncontrolling stockholders	(12.0)	—
Net cash provided by financing activities	97.3	78.6
Effect of exchange rate changes on cash	1.6	3.6
Net increase (decrease) in cash	37.3	(227.0)
Cash at beginning of year	359.6	449.9
Cash at end of period	$396.9	$222.9

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$13.2	$12.6
Income taxes	47.4	48.8
Non-cash investing transactions:
Liabilities assumed from business acquired	—	5.3
Non-cash financing transactions:
Debt assumed from business acquired	—	5.9

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet as of December 31, 2011 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company retrospectively adopted the amendment to Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income," which requires companies to separately disclose reclassifications from other comprehensive income into net income on the face of the financial statements. Prior year balances within the Condensed Consolidated Statement of Comprehensive Income conform to this requirement.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(millions of dollars)	2012	2011
Gross R&D expenditures	$76.2	$69.1
Customer reimbursements	(8.5)	(8.1)
Net R&D expenditures	$67.7	$61.0

The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of annual net R&D expenditures in any of the periods presented.

(3) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

At March 31, 2012, the Company's annual effective tax rate is estimated to be 26%. The Company's annual effective tax rate was estimated to be 24% at March 31, 2011. These rates differ from the U.S. statutory rate primarily due to foreign rates which differ from those in the U.S., the realization of certain business tax credits, including foreign tax credits, and favorable permanent differences between book and tax treatment for certain items, including equity in affiliates' earnings. The estimated annual effective tax rate for 2012 is higher than the estimated annual effective tax rate for 2011 primarily due to the Company's increased profitability in higher taxed jurisdictions.

(4) Inventories, net

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	March 31,	December 31,
(millions of dollars)	2012	2011
Raw material and supplies	$272.0	$254.4
Work in progress	94.9	90.9
Finished goods	131.2	124.3
FIFO inventories	498.1	469.6
LIFO reserve	(17.3)	(15.3)
Inventories, net	$480.8	$454.3

(5) Property, Plant and Equipment, net

	March 31,	December 31,
(millions of dollars)	2012	2011
Land and buildings	$697.1	$687.9
Machinery and equipment	2,084.4	2,006.9
Capital leases	2.4	2.3
Construction in progress	192.8	206.8
Total property, plant & equipment, gross	2,976.7	2,903.9
Less: accumulated depreciation	(1,385.0)	(1,343.9)
Property, plant & equipment, net, excluding tooling	1,591.7	1,560.0
Tooling, net of amortization	104.7	104.3
Property, plant and equipment, net	$1,696.4	$1,664.3

As of March 31, 2012 and December 31, 2011, accounts payable of $27.6 million and $48.9 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the three months ended March 31, 2012 and 2011 were $4.5 million and $3.0 million, respectively.

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

(millions of dollars)	2012	2011
Beginning balance, January 1	$72.7	$66.8
Acquisition	—	4.5
Provisions	10.0	15.6
Payments	(7.9)	(15.0)
Translation adjustment	1.9	2.7
Ending balance, March 31	$76.7	$74.6

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(millions of dollars)	2012	2011
Accounts payable and accrued expenses	$42.7	$38.6
Other non-current liabilities	34.0	34.1
Total product warranty liability	$76.7	$72.7

(7) Notes Payable and Long-Term Debt

As of March 31, 2012 and December 31, 2011, the Company had short-term and long-term debt outstanding as follows:

	March 31,	December 31,
(millions of dollars)	2012	2011
Short-term debt
Short-term borrowings	$104.2	$116.3
Receivables securitization	80.0	80.0
Total short-term debt	$184.2	$196.3

Long-term debt
3.50% Convertible senior notes due 04/15/12	$370.6	$368.5
5.75% Senior notes due 11/01/16 ($150 million par value)	149.5	149.5
8.00% Senior notes due 10/01/19 ($134 million par value)	133.9	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	247.7	247.7
7.125% Senior notes due 02/15/29 ($121 million par value)	119.3	119.3
Multi-currency revolving credit facility	170.0	70.0
Term loan facilities & other	11.7	19.8
Unamortized portion of debt derivatives	23.1	24.1
Total long-term debt	1,225.8	1,132.8
Less: current portion	377.1	381.5
Long-term debt, net of current portion	$848.7	$751.3

The weighted average interest rate on all borrowings outstanding as of March 31, 2012 and December 31, 2011 was 5.7% and 5.9%, respectively.

The Company's $650 million multi-currency revolving credit facility, which includes a feature that allows the Company's borrowings to be increased to $1 billion, provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants as part of the credit agreement. These covenants are a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at March 31, 2012 and expects to remain compliant in future periods. At March 31, 2012 and December 31, 2011, the Company had outstanding borrowings of $170.0 million and $70.0 million, respectively, under this facility.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes. Under ASC Topic 470, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)," the Company accounted for the convertible senior notes by bifurcating the instruments between its liability and equity components. The value of the debt component was based on the fair value of issuing a similar nonconvertible debt security. The value of the equity component was calculated by deducting the value of the liability from the proceeds received at issuance. The Company's March 31, 2012 Condensed Consolidated Balance Sheet includes current debt of $370.6 million, which was settled in April 2012, and capital in excess of par value of $36.5 million. Additionally, ASC Topic 470 requires the Company to accrete the discounted carrying value of the convertible notes to their face value over the term of the notes. The Company's interest expense associated with this amortization is based on the effective interest rate of the convertible senior notes of 9.365%. The total interest expense related to the convertible senior notes in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
(millions of dollars)	2012	2011
Interest expense	$7.6	$8.0
Non-cash portion	$4.4	$4.8

The notes pay interest semi-annually of $6.5 million, which is at a coupon rate of 3.50% per year.

Holders of the notes could convert their notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the notes, in multiples of $1,000 principal amount. The initial conversion rate for the notes is 30.4706 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $32.82 per share of common stock). The conversion price represents a conversion premium of 27.50% over the last reported sale price of the Company’s common stock on the New York Stock Exchange on April 6, 2009 of $25.74 per share. Since the Company's stock price was above the convertible senior notes conversion price of $32.82, the if-converted value was approximately $581.7 million and $352.1 million higher than the face value of the convertible senior notes at March 31, 2012 and December 31, 2011, respectively. In conjunction with the note offering, the Company entered into a bond hedge overlay, including both warrants and call options, at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share.

Subsequent to the Balance Sheet date, in April 2012, the Company settled its convertible senior notes by delivering approximately 11.4 million shares of common stock held in treasury to the note holders, which increased the weighted average basic shares outstanding and had no impact on weighted average dilutive shares outstanding. The second quarter 2012 financial impact of this settlement will result in a reduction in the current portion of long-term debt of $373.8 million, a reduction in common stock held in treasury of $617.3 million and a reduction in capital in excess of par value of $243.5 million.

Subsequent to the Balance Sheet date, on April 16, 2012, the Company separately and concurrently settled the call option portion of the convertible note related bond hedge overlay, receiving approximately 6.5 million shares of its common stock, which reduced the weighted average basic and dilutive shares outstanding. The second quarter 2012 financial impact of this settlement will result in an increase in common stock held in treasury of $503.9 million and an increase to capital in excess of par value of $503.9 million. The Company's bond hedge overlay also includes warrants, which are scheduled to mature on October 9, 2012. The dilutive impact of these warrants is currently included in the Company's weighted average dilutive shares outstanding.

As of March 31, 2012 and December 31, 2011, the estimated fair values of the Company’s senior unsecured notes totaled $1,706.5 million and $1,454.4 million, respectively. The estimated fair values were $685.5 million and $435.5 million higher at March 31, 2012 and December 31, 2011, respectively, than their carrying values. Fair market values are developed based on Level 2 inputs, as defined by ASC Topic 820, using observable values for similar debt instruments. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $50.0 million at March 31, 2012 and December 31, 2011, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group and assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

		Basis of fair value measurements
(millions of dollars)	Balance at March 31, 2012	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$2.6	$—	$2.6	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$11.5	$—	$11.5	$—	C
Liabilities:
Foreign currency contracts	$1.8	$—	$1.8	$—	A
Commodity contracts	$0.1	$—	$0.1	$—	A
Net investment hedge contracts	$70.0	$—	$70.0	$—	A

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2011	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$2.7	$—	$2.7	$—	A
Other non-current assets (insurance settlement agreement note receivable)	21.3	—	21.3	—	C
Liabilities:
Foreign currency contracts	$2.9	$—	$2.9	$—	A
Net investment hedge contracts	$85.0	$—	$85.0	$—	A

(9) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2012, the Company had no derivative contracts that contained credit risk related contingent features.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At March 31, 2012 and December 31, 2011, the following cross-currency swaps were outstanding:

	Cross-currency swaps
(in millions)	Notional in USD	Notional in local currency	Duration
Floating $ to floating €	$75.0	€58.5	Oct - 19
Floating $ to floating ¥	$150.0	¥17,581.5	Nov - 16

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At March 31, 2012 and December 31, 2011, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged March 31, 2012	Volume hedged December 31, 2011	Units of measure	Duration
Natural gas	264,311	—	MMBtu	Dec - 12

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

As of March 31, 2012 and December 31, 2011, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency March 31, 2012	Notional in traded currency December 31, 2011	Duration
British pound	Euro	55.8	64.8	Dec - 13
Euro	British pound	5.6	7.0	Dec - 12
Euro	Hungarian forint	4,050.0	5,400.0	Dec - 12
Euro	Japanese Yen	1,809.7	—	Dec - 12
Euro	Polish zloty	24.5	24.5	Dec - 12
Euro	US dollar	14.7	16.1	Jan - 13
Japanese yen	US dollar	5.8	7.4	Dec - 12
Korean won	Euro	34.5	34.5	Dec - 13
Korean won	US dollar	10.6	2.4	Dec - 12
Mexican peso	Euro	5.3	9.2	Jun - 12
Mexican peso	US dollar	30.9	40.7	Dec - 12
Swedish Krona	Euro	5.1	6.1	Dec - 12
US dollar	Euro	2.3	3.0	Dec - 12
US dollar	Japanese yen	3,000.0	3,000.0	Jun - 12

At March 31, 2012 and December 31, 2011, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(millions of dollars)	Location	March 31, 2012	December 31, 2011	Location	March 31, 2012	December 31, 2011
Foreign currency contracts	Prepayments and other current assets	$2.6	$2.6	Accounts payable and accrued expenses	$1.5	$2.4
	Other non-current assets	$—	$0.1	Other non-current liabilities	$0.3	$0.5
Commodity contracts	Prepayments and other current assets	$—	$—	Accounts payable and accrued expenses	$0.1	$—
Net investment hedge contracts	Other non-current assets	$—	$—	Other non-current liabilities	$70.0	$85.0

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

The table below shows deferred gains and losses at the end of the period reported in AOCI and amounts expected to be reclassified to income within the one year or less. The gain or loss expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2012 market rates.

(millions of dollars)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2012	December 31, 2011
Foreign currency	$0.4	$(0.6)	$0.6
Commodity	(0.1)	—	(0.1)
Net investment hedges	(64.9)	(78.9)	—
Total	$(64.6)	$(79.5)	$0.5

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

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	March 31, 2012	March 31, 2011	Location	March 31, 2012	March 31, 2011
Cross-currency swap	Interest expense	$—	$—	Interest expense	$0.9	$2.0

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

		Gain (Loss) reclassified from AOCI to income (effective portion)			Gain (Loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	March 31, 2012	March 31, 2011	Location	March 31, 2012	March 31, 2011
Foreign currency	Sales	$0.3	$(0.2)	SG&A expense	$—	$—
Foreign currency	Cost of goods sold	0.4	(0.1)	SG&A expense	—	—
Foreign currency	SG&A expense	—	0.2	SG&A expense	—	—
Commodity	Cost of goods sold	—	—	Cost of goods sold	—	—

At March 31, 2012, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

(10) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2012 range from $30 million to $40 million, of which $4.7 million has been contributed through the first three months of the year. Included in the Company's estimated 2012 contributions is $15 million related to the Company's March 24, 2010 settlement agreement with the Pension Benefit Guaranty Corporation regarding the closure of the Company's BorgWarner Diversified Transmission Products Plant in Muncie, Indiana. The Company anticipates making the $15 million required contribution in December of 2012. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other post employment benefits
(millions of dollars)	2012		2011		2012	2011
Three Months Ended March 31,	US	Non-US	US	Non-US
Service cost	$—	$2.3	$—	$2.5	$0.1	$0.2
Interest cost	3.6	4.4	4.0	4.6	2.6	2.9
Expected return on plan assets	(4.7)	(2.3)	(5.2)	(2.8)	—	—
Amortization of unrecognized prior service benefit	(0.2)	—	(0.1)	—	(1.6)	(1.7)
Amortization of unrecognized loss	2.0	0.3	1.6	0.2	1.7	2.0
Net periodic benefit cost	$0.7	$4.7	$0.3	$4.5	$2.8	$3.4

(11) Stock-Based Compensation

Under the Company's 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vest over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company's 2004 Stock Incentive Plan, which was amended at the Company's 2009 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), 12.5 million shares were authorized for grant, of which 1.9 million shares are available for future award.

Stock options A summary of the Plans’ shares under option for the three months ended March 31, 2012 is as follows:

	Shares under option (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at December 31, 2011	2,220	$29.36	4.1	$76.3
Exercised	(602)	$26.97
Outstanding and exercisable at March 31, 2012	1,618	$30.19	4.0	$87.6

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

The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In February and March 2012, restricted stock in the amount of 326,638 shares was granted to employees under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in equity and is amortized as compensation expense over the restriction periods.

Restricted stock compensation expense recorded in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
(millions of dollars, except per share data)	2012	2011
Restricted stock compensation expense	$4.7	$2.9
Restricted stock compensation expense, net of tax	$3.5	$2.2

A summary of the Company’s nonvested restricted stock for the three months ended March 31, 2012 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at December 31, 2011	1,430	$39.02
Granted	327	$78.27
Vested	(631)	$26.42
Forfeited	(23)	$42.49
Nonvested at March 31, 2012	1,103	$57.79

Performance share plans The 2004 Stock Incentive Plan provides for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company's performance in terms of total shareholder return relative to a peer group of automotive companies. In the first quarter of 2012, the Company modified all outstanding Performance Share Award Agreements to allow for the payment of these awards entirely in the Company's common stock, rather than 40% in cash and 60% in the Company's common stock. Using the lattice model (Monte Carlo simulation) at the date of modification, the Company determined the first quarter 2012 compensation expense associated with the modification to be negligible. Within the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011, prior to the modification, the Company recorded the expense associated with the 40% cash portion of the award, $10.6 million, in the changes in accounts payable and accrued expenses and other non-current assets and liabilities line items.

(12)  Contingencies

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP did not violate the Labor - Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009, the action pending in Indiana was dismissed, while the action in Michigan is continuing. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot reasonably estimate the amount or the range of potential loss, if any.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities with a balance of $6.7 million and $10.4 million at March 31, 2012 and at December 31, 2011, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. In 2007 and 2008, lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 alleging personal injury relating to alleged environmental contamination at its Crystal Springs, Mississippi plant. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs and those of approximately 2,700 unfiled claimants represented by those plaintiffs' attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay up to $28 million in settlement funds, which was expensed in the second quarter of 2010. The Company paid $13.9 million in November 2010 and made the final payment of $13.9 million in February 2011. Litigation concerning indemnification is pending and the Company may in the future become subject to further legal proceedings.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of both March 31, 2012 and December 31, 2011, the Company had approximately 16,000 pending asbestos-related product liability claims, respectively. Of the approximately 16,000 outstanding claims at March 31, 2012, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2012, of the approximately 800 claims resolved, 74 (9.3%) resulted in any payment being made to a claimant by or on behalf of the Company. In the full year of 2011, of the approximately 1,800 claims resolved, 288 (16%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (“CNA”) against the Company and certain of its other historical general liability insurers. The court has issued a number of interim rulings and discovery is continuing. CNA and the Company have entered into a settlement agreement resolving their coverage disputes, pursuant to which CNA will pay amounts over a four year period from 2011 - 2015 to the Company. The Company is vigorously pursuing the litigation against the remaining insurers.

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

To date, the Company has paid and accrued $200.6 million in defense and indemnity in advance of insurers' reimbursement and has received $81.1 million in cash and notes from insurers, including CNA. The net balance of $119.5 million, is expected to be fully recovered, of which approximately $34.7 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2011, insurers owed $109.8 million in association with these claims.

In addition to the $119.5 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $64.1 million for claims asserted, but not yet resolved and their related defense costs at March 31, 2012. The Company also has a related asset of $64.1 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company's experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to above. At December 31, 2011, the comparable value of the insurance asset and accrued liability was $61.7 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	March 31, 2012	December 31, 2011
Assets:
Prepayments and other current assets	$28.9	$28.8
Other non-current assets	35.2	32.9
Total insurance assets	$64.1	$61.7
Liabilities:
Accounts payable and accrued expenses	$28.9	$28.8
Other non-current liabilities	35.2	32.9
Total accrued liabilities	$64.1	$61.7

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

(13) Earnings Per Share

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall/(shortfall) tax benefits that would be credited/(debited) to capital in excess of par value when the award generates a tax deduction. Options are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options.

The potential common shares associated with the Company's 3.50% convertible senior notes due April 15, 2012, which were settled in April 2012, are reflected in diluted EPS using the “if-converted” method. Under this method, if dilutive, the common stock is assumed issued as of the beginning of the reporting period and included in calculating diluted EPS. In addition, if dilutive, interest expense, net of tax, related to the convertible notes is added back to the numerator in calculating diluted EPS.

Separately and concurrently with the issuance of the Company's 3.50% convertible senior notes, the Company entered into a bond hedge overlay, including warrants and call options. If the Company's weighted-average share price exceeds $38.61 per share, the warrants will be dilutive to the Company's earnings. If the Company's weighted average share price exceeds $32.82 per share, the offsetting bond hedge will be anti-dilutive.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2012	2011
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$158.0	$124.5
Weighted average shares of common stock outstanding	108.420	110.634
Basic earnings per share of common stock	$1.46	$1.13

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$158.0	$124.5
Adjustment for net interest expense on convertible notes	5.0	5.2
Diluted net earnings attributable to BorgWarner Inc.	$163.0	$129.7

Weighted average shares of common stock outstanding	108.420	110.634

Effect of 3.50% convertible senior notes	11.389	11.389
Effect of warrant	5.813	5.416
Effect of stock-based compensation	2.120	2.785
Total dilutive effect on weighted average shares of common stock outstanding	19.322	19.590

Weighted average shares of common stock outstanding including dilutive shares	127.742	130.224
Diluted earnings per share of common stock	$1.28	$1.00

Total anti-dilutive shares:
Call options	6.650	6.312

(14) Reporting Segments

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(millions of dollars)	2012	2011
Engine	$1,308.2	$1,249.4
Drivetrain	611.4	486.4
Inter-segment eliminations	(7.1)	(5.4)
Net sales	$1,912.5	$1,730.4

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(millions of dollars)	2012	2011
Engine	$209.8	$186.1
Drivetrain	61.2	32.0
Adjusted EBIT	271.0	218.1
Corporate, including equity in affiliates' earnings and stock-based compensation	36.1	30.4
Interest income	(1.4)	(1.0)
Interest expense and finance charges	15.1	18.4
Earnings before income taxes and noncontrolling interest	221.2	170.3
Provision for income taxes	57.5	40.9
Net earnings	163.7	129.4
Net earnings attributable to the noncontrolling interest, net of tax	5.7	4.9
Net earnings attributable to BorgWarner Inc.	$158.0	$124.5

Total Assets

(millions of dollars)	March 31, 2012	December 31, 2011
Engine	$3,495.9	$3,329.0
Drivetrain	1,673.5	1,562.8
Total	5,169.4	4,891.8
Corporate (a)	1,111.9	1,066.8
Total assets	$6,281.3	$5,958.6
____________________________________

(a)	Corporate assets include investments and advances and deferred income taxes.

(15) New Accounting Pronouncements

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Net sales for the three months ended March 31, 2012 totaled $1,912.5 million, a 10.5% increase from the three months ended March 31, 2011. This increase occurred while light vehicle production was up 4% worldwide, including a 15% increase in North America and an 8% increase in Asia, partially offset by a 7% decrease in Europe from the previous year's first quarter. Excluding the impact of the first quarter 2011 acquisition of Haldex Traction Holding AB, fourth quarter 2011 dispositions and the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 13%. The industry's focus on fuel economy and lower emissions continued to drive the adoption of BorgWarner technology and above-market growth for the Company.

Cost of sales as a percentage of net sales decreased to 79.3% in the first quarter of 2012 from 80.2% in the first quarter 2011. Gross profit and gross margin were $395.8 million and 20.7% for the first quarter of 2012 as compared to $342.8 million and 19.8% for the first quarter 2011. The Company's material cost of sales was approximately 50% of net sales in both the first quarter of 2012 and 2011. The Company's remaining cost to convert raw material to finished product (conversion cost) improved compared to the first quarter of 2011.

First quarter selling, general and administrative (“SG&A”) costs increased $3.9 million to $169.0 million from $165.1 million, and decreased as a percentage of net sales to 8.8% from 9.5% from the first quarter 2011. Research and development ("R&D") costs, which are included in SG&A expenses, increased $6.7 million to $67.7 million from $61.0 million as compared to the first quarter of 2011. As a percentage of net sales, R&D costs were 3.5% in both the first quarter 2012 and 2011. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth.

Equity in affiliates’ earnings of $9.2 million increased $0.8 million as compared with the first quarter of 2011 primarily due to improved earnings from the Company's 50% interest in NSK-Warner.

Interest expense and finance charges of $15.1 million decreased $3.3 million as compared with the first quarter of 2011 due to increased capitalized interest associated with higher capital spending, lower foreign debt and lower interest rates.

At March 31, 2012, the Company's annual effective tax rate is estimated to be 26%. The Company's annual effective tax rate was estimated to be 24% at March 31, 2011. These rates differ from the U.S. statutory rate primarily due to foreign rates which differ from those in the U.S., the realization of certain business tax credits, including foreign tax credits, and favorable permanent differences between book and tax treatment for certain items, including equity in affiliates' earnings. The estimated annual effective tax rate for 2012 is higher than the estimated annual effective tax rate for 2011 primarily due to the Company's increased profitability in higher taxed jurisdictions.

The Company’s earnings per diluted share were $1.28 and $1.00 in the first quarter of 2012 and 2011, respectively.

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(millions of dollars)	2012	2011
Engine	$1,308.2	$1,249.4
Drivetrain	611.4	486.4
Inter-segment eliminations	(7.1)	(5.4)
Net sales	$1,912.5	$1,730.4

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(millions of dollars)	2012	2011
Engine	$209.8	$186.1
Drivetrain	61.2	32.0
Adjusted EBIT	271.0	218.1
Corporate, including equity in affiliates' earnings and stock-based compensation	36.1	30.4
Interest income	(1.4)	(1.0)
Interest expense and finance charges	15.1	18.4
Earnings before income taxes and noncontrolling interest	221.2	170.3
Provision for income taxes	57.5	40.9
Net earnings	163.7	129.4
Net earnings attributable to the noncontrolling interest, net of tax	5.7	4.9
Net earnings attributable to BorgWarner Inc.	$158.0	$124.5

The Engine segment net sales increased $58.8 million, or 4.7%, from the first quarter 2011. Excluding the impact of the fourth quarter 2011 dispositions and weakening foreign currencies, primarily the Euro, net sales increased approximately 8% from the first quarter 2011. The Engine segment Adjusted EBIT margin was 16.0% in the first quarter 2012 up from 14.9% in the first quarter 2011. The net sales and Adjusted EBIT margin increases were primarily driven by strong global growth in all major product groups and continued cost management.

The Drivetrain segment net sales increased $125.0 million, or 25.7%, from the first quarter 2011. Excluding the acquisition of Haldex Traction AB and the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 24% from the first quarter of 2011. The Drivetrain segment Adjusted EBIT margin was 10.0% in the first quarter 2012 up from 6.6% in the first quarter 2011. The net sales and Adjusted EBIT margin increases were primarily driven by strong global growth in all major product groups, operational improvements, a reduction in Haldex Traction AB acquisition related expenses and continued cost management.

Corporate represents headquarters' expenses not directly attributable to the individual segments, expenses associated with divested operations and equity in affiliates' earnings. The net expense increased $5.7 million from the first quarter 2011 primarily due to increased stock-based compensation expense.

Outlook for the Remainder of 2012

Our overall outlook for 2012 is generally positive. The Company expects global production volumes to be higher in 2012 compared with 2011. In Europe, we expect production volumes to decline in 2012 compared with 2011. However, we expect that higher adoption rates of BorgWarner products around the world will result in sales growth for the Company above global production growth in 2012.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company had $396.9 million of cash on hand at March 31, 2012. The Company's $650 million multi-currency revolving credit facility, which includes a feature that allows the Company's borrowings to be increased to $1 billion, provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants as part of the credit agreement. These covenants are a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at March 31, 2012 and expects to remain compliant in future periods. At March 31, 2012 and December 31, 2011, the Company had outstanding borrowings of $170.0 million and $70.0 million, respectively, under this facility.

Subsequent to the Balance Sheet date, in April 2012, the Company settled its convertible senior notes by delivering approximately 11.4 million shares of common stock held in treasury to the note holders, which increased the weighted average basic shares outstanding and had no impact on weighted average dilutive shares outstanding. The second quarter 2012 financial impact of this settlement will result in a reduction in the current portion of long-term debt of $373.8 million, a reduction in common stock held in treasury of $617.3 million and a reduction in capital in excess of par value of $243.5 million.

Subsequent to the Balance Sheet date, on April 16, 2012, the Company separately and concurrently settled the call option portion of the convertible note related bond hedge overlay, receiving approximately 6.5 million shares of its common stock, which reduced the weighted average basic and dilutive shares outstanding. The second quarter 2012 financial impact of this settlement will result in an increase in common stock held in treasury of $503.9 million and an increase to capital in excess of par value of $503.9 million. The Company's bond hedge overlay also includes warrants, which are scheduled to mature on October 9, 2012. The dilutive impact of these warrants is currently included in the Company's weighted average dilutive shares outstanding.

The Company's debt to capital ratio was 27.1% at the end of the first quarter versus 28.3% at the end of 2011.

In addition to the credit facility, the Company's universal shelf registration with the Securities and Exchange Commission, has unlimited amount of various debt and equity instruments, which could be issued.

From a credit quality perspective, the Company has a credit rating of Baa2 from Moody's. In April 2012, the Company's credit rating was raised to BBB+ from BBB by both Standard & Poor’s and Fitch Ratings. The current outlook from Moody's, Standard & Poor’s and Fitch Ratings is stable. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities increased $72.2 million to $30.8 million in the first three months of 2012, compared to net cash used in operating activities of $41.4 million in the first three months of 2011. This increase primarily reflects higher earnings and improved working capital management during the first three months of 2012 compared with the first three months of 2011.

Net cash used in investing activities decreased $175.4 million to $92.4 million for the first three months of 2012 from $267.8 million in the first three months of 2011. This decrease is primarily due to lower payments for businesses acquired, net of cash acquired, which was partially offset by increased capital spending. Capital spending, including tooling outlays, increased $24.8 million to $95.0 million in the first three months of 2012 from $70.2 million in the first three months of 2011. This increase is largely due to higher spending levels required to meet an increase in program launches around the world.

Net cash provided by financing activities was $97.3 million and $78.6 million for the first three months of 2012 and 2011, respectively. The $18.7 million increase primarily reflects increased proceeds from stock options exercised, including the tax benefit, partially offset by increased dividend payments to non-controlling shareholders.

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP did not violate the Labor - Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009, the action pending in Indiana was dismissed, while the action in Michigan is continuing. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot reasonably estimate the amount or the range of potential loss, if any.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities with a balance of $6.7 million and $10.4 million at March 31, 2012 and at December 31, 2011, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. In 2007 and 2008, lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 alleging personal injury relating to alleged environmental contamination at its Crystal Springs, Mississippi plant. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs and those of approximately 2,700 unfiled claimants represented by those plaintiffs' attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay up to $28 million in settlement funds, which was expensed in the second quarter of 2010. The Company paid $13.9 million in November 2010 and made the final payment of $13.9 million in February 2011. Litigation concerning indemnification is pending and the Company may in the future become subject to further legal proceedings.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of both March 31, 2012 and December 31, 2011, the Company had approximately 16,000 pending asbestos-related product liability claims, respectively. Of the approximately 16,000 outstanding claims at March 31, 2012, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2012, of the approximately 800 claims resolved, 74 (9.3%) resulted in any payment being made to a claimant by or on behalf of the Company. In the full year of 2011, of the approximately 1,800 claims resolved, 288 (16%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (“CNA”) against the Company and certain of its other historical general liability insurers. The court has issued a number of interim rulings and discovery is continuing. CNA and the Company have entered into a settlement agreement resolving their coverage disputes, pursuant to which CNA will pay amounts over a four year period from 2011 - 2015 to the Company. The Company is vigorously pursuing the litigation against the remaining insurers.

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

To date, the Company has paid and accrued $200.6 million in defense and indemnity in advance of insurers' reimbursement and has received $81.1 million in cash and notes from insurers, including CNA. The net balance of $119.5 million, is expected to be fully recovered, of which approximately $34.7 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2011, insurers owed $109.8 million in association with these claims.

In addition to the $119.5 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $64.1 million for claims asserted, but not yet resolved and their related defense costs at March 31, 2012. The Company also has a related asset of $64.1 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company's experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to above. At December 31, 2011, the comparable value of the insurance asset and accrued liability was $61.7 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	March 31, 2012	December 31, 2011
Assets:
Prepayments and other current assets	$28.9	$28.8
Other non-current assets	35.2	32.9
Total insurance assets	$64.1	$61.7
Liabilities:
Accounts payable and accrued expenses	$28.9	$28.8
Other non-current liabilities	35.2	32.9
Total accrued liabilities	$64.1	$61.7

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the "Act") that are based on management's current outlook, expectations, estimates and projections. Words such as "anticipates," "believes," "continues," "could," "designed," "effect," "estimates," "evaluates," "expects," "forecasts," "goal," "initiative," "intends," "outlook," "plans," "potential," "project," "pursue," "seek," "should," "target," "when," "would," variations of such words and similar expressions are intended to identify such forward-looking statements. All statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates are inherently forward-looking. These statements are based on assumptions and analysis made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use by original equipment manufacturers of outside suppliers, fluctuations in demand for vehicles containing our products, changes in general economic conditions, as well as the other risks noted under Item 1A, "Risk Factors" within the Form 10-K for the fiscal year ended December 31, 2011 and in other reports that we file with the Securities and Exchange Commission. We do not undertake any obligation to update or announce publicly any updates to or revision to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

This section and the discussions contained in Item 1A, "Risk Factors," and in Item 7, subheading "Critical Accounting Policies" identified within the Form 10-K for the fiscal year ended December 31, 2011, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Act. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, financial condition and prospects.

Item 3.Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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
The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 12 — Contingencies to the Condensed Consolidated Financial Statements for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Repurchases and Authorization of Equity Securities)

The Company's Board of Directors authorized the purchase of up to 19.8 million shares of the Company's common stock. As of March 31, 2012, the Company had repurchased 17,513,558 shares. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 plans to facilitate share repurchase. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

Employee transactions include restricted shares withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares. The BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan provides that the withholding obligations be settled by the Company retaining stock that is part of the Award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2012:

Issuer Repurchases of Equity Securities
Period	Total number of shares repurchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased
Month Ended February 29, 2012
Common Stock Repurchase Program	—	$—	—	2,286,442
Employee transactions	228,415	$76.60	—	—
____________
NOTE: No purchases were made in January or March 2012.

Item 6.	Exhibits

Exhibit 10.1	Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Amended Performance Share Award Agreement

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorgWarner Inc.

(Registrant)

By	/s/ Robin J. Adams
(Signature)

Robin J. Adams

Vice Chairman, Executive Vice President, Chief Administrative Officer and Interim Corporate Controller and Principal Accounting Officer

Date: April 26, 2012