Form 10-Q
period 2012-06-30
BORGWARNER INC
filed 2012-07-26
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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
YES ☐  NO ☑
As of July 20, 2012, the registrant had 114,441,115 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Information
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(millions of dollars)	June 30, 2012	December 31, 2011
ASSETS
Cash	$481.9	$359.6
Receivables, net	1,327.7	1,183.0
Inventories, net	472.7	454.3
Deferred income taxes	37.5	58.5
Prepayments and other current assets	100.7	82.4
Total current assets	2,420.5	2,137.8

Property, plant and equipment, net	1,672.7	1,664.3
Investments and advances	363.7	345.3
Goodwill	1,161.8	1,186.2
Other non-current assets	602.0	625.0
Total assets	$6,220.7	$5,958.6

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$186.8	$196.3
Current portion of long-term debt	10.2	381.5
Accounts payable and accrued expenses	1,279.3	1,297.8
Income taxes payable	37.0	29.8
Total current liabilities	1,513.3	1,905.4

Long-term debt	956.2	751.3
Other non-current liabilities:
Retirement-related liabilities	451.1	457.0
Other	365.6	391.9
Total other non-current liabilities	816.7	848.9

Common stock	1.2	1.2
Capital in excess of par value	1,477.8	1,134.3
Retained earnings	2,388.9	2,110.3
Accumulated other comprehensive loss	(182.6)	(150.8)
Common stock held in treasury	(811.6)	(707.1)
Total BorgWarner Inc. stockholders’ equity	2,873.7	2,387.9
Noncontrolling interest	60.8	65.1
Total equity	2,934.5	2,453.0
Total liabilities and equity	$6,220.7	$5,958.6

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2012	2011	2012	2011
Net sales	$1,856.4	$1,818.8	$3,768.9	$3,549.2
Cost of sales	1,473.2	1,461.7	2,989.9	2,849.3
Gross profit	383.2	357.1	779.0	699.9

Selling, general and administrative expenses	153.1	157.7	322.1	322.8
Other (income) expense	36.6	(28.9)	37.7	(30.5)
Operating income	193.5	228.3	419.2	407.6

Equity in affiliates’ earnings, net of tax	(12.5)	(8.1)	(21.7)	(16.5)
Interest income	(1.3)	(1.2)	(2.7)	(2.2)
Interest expense and finance charges	12.6	20.5	27.7	38.9
Earnings before income taxes and noncontrolling interest	194.7	217.1	415.9	387.4

Provision for income taxes	68.5	49.8	126.0	90.7
Net earnings	126.2	167.3	289.9	296.7
Net earnings attributable to the noncontrolling interest, net of tax	5.6	5.3	11.3	10.2
Net earnings attributable to BorgWarner Inc.	$120.6	$162.0	$278.6	$286.5

Earnings per share — basic	$1.08	$1.49	$2.53	$2.61

Earnings per share — diluted	$1.00	$1.31	$2.28	$2.30

Weighted average shares outstanding:
Basic	112.139	108.761	110.280	109.697
Diluted	121.473	128.142	124.608	129.183

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2012	2011	2012	2011
Net earnings attributable to BorgWarner Inc.	$120.6	$162.0	$278.6	$286.5

Foreign currency translation adjustments	(90.7)	40.1	(45.9)	131.3

Hedge instrument adjustments
Market value change of hedge instruments	(0.5)	(10.8)	13.7	(15.3)
Income taxes associated with the market value change of hedge instruments	0.8	3.7	(4.3)	4.4
Loss reclassified into net earnings	1.9	0.6	2.6	0.8
Income taxes reclassified into net earnings	(0.8)	(0.3)	(1.0)	(0.5)
Net change in hedge instruments	1.4	(6.8)	11.0	(10.6)

Defined benefit post employment plans
Net unrecognized loss arising during the period	(0.7)	—	(0.7)	—
Income taxes associated with net unrecognized loss arising during the period	0.3	—	0.3	—
Amortization of prior service benefit and unrecognized loss into net earnings	2.2	1.8	4.4	3.8
Income taxes reclassified into net earnings	(0.8)	(0.7)	(1.4)	(1.3)
Acquisition	—	—	—	(5.4)
Income taxes associated with acquisition	—	—	—	1.4
Net change in defined benefit post employment plans	1.0	1.1	2.6	(1.5)

Other changes in OCI, net of tax	0.5	0.2	0.5	0.2

Comprehensive income	32.8	196.6	246.8	405.9
Comprehensive income attributable to the noncontrolling interest	(0.8)	1.3	0.1	2.7
Comprehensive income attributable to BorgWarner Inc.	$32.0	$197.9	$246.9	$408.6

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(millions of dollars)	2012	2011
OPERATING
Net earnings	$289.9	$296.7
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	126.8	125.0
Amortization of intangible assets and other	14.7	15.1
Loss from disposal activities, net of cash paid	34.8	—
Bond amortization	5.3	9.8
Stock-based compensation expense	31.1	11.2
Deferred income tax benefit	(5.6)	(14.6)
Equity in affiliates’ earnings, net of dividends received, and other	(7.9)	(20.3)
Net earnings adjusted for non-cash charges to operations	489.1	422.9
Changes in assets and liabilities:
Receivables	(162.2)	(156.3)
Inventories	(27.3)	(31.0)
Prepayments and other current assets	(15.2)	(5.7)
Accounts payable and accrued expenses	25.9	25.3
Income taxes payable	8.3	(2.7)
Other non-current assets and liabilities	(8.5)	(2.9)
Net cash provided by operating activities	310.1	249.6

INVESTING
Capital expenditures, including tooling outlays	(188.4)	(159.9)
Net proceeds from asset disposals	2.5	5.5
Payments for business acquired, net of cash acquired	—	(203.7)
Net proceeds from sale of business	1.6	2.1
Net cash used in investing activities	(184.3)	(356.0)

FINANCING
Net (decrease) increase in notes payable	(9.4)	37.0
Additions to long-term debt, net of debt issuance costs	300.0	353.9
Repayments of long-term debt, including current portion	(96.2)	(139.7)
Payments for purchase of treasury stock	(200.3)	(268.8)
Proceeds from stock options exercised, including the tax benefit	48.2	38.2
Taxes paid on employees' restricted stock award vestings	(17.6)	(14.4)
Capital contribution from noncontrolling interest	—	19.5
Dividends paid to noncontrolling stockholders	(14.4)	(9.2)
Net cash provided by financing activities	10.3	16.5
Effect of exchange rate changes on cash	(13.8)	12.4
Net increase (decrease) in cash	122.3	(77.5)
Cash at beginning of year	359.6	449.9
Cash at end of period	$481.9	$372.4

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$31.9	$36.3
Income taxes	87.3	78.0
Non-cash investing transactions:
Liabilities assumed from business acquired	—	5.3
Non-cash financing transactions:
Debt assumed from business acquired	—	5.9

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet as of December 31, 2011 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company retrospectively adopted the amendment to Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income," which requires companies to separately disclose reclassifications from other comprehensive income into net income on the face of the financial statements. Prior year balances within the Condensed Consolidated Statements of Comprehensive Income conform to this requirement.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2012	2011	2012	2011
Gross R&D expenditures	$76.7	$76.1	$152.9	$145.2
Customer reimbursements	(10.1)	(11.4)	(18.6)	(19.5)
Net R&D expenditures	$66.6	$64.7	$134.3	$125.7

The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of annual net R&D expenditures in any of the periods presented.

(3) Other (Income) Expense

Items included in other (income) expense consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2012	2011	2012	2011
Loss from disposal activities	$37.9	$—	$37.9	$—
Patent infringement settlement, net of legal costs incurred	—	(29.1)	—	(29.1)
Other	(1.3)	0.2	(0.2)	(1.4)
Other (income) expense	$36.6	$(28.9)	$37.7	$(30.5)

During the second quarter of 2012, the Company signed a Master Purchase Agreement to sell its spark plug business to Federal-Mogul Corporation. As a result, the Company recorded expense of $37.9 million primarily to write-down prior purchase price accounting adjustments included within the disposal group. These purchase price accounting adjustments were originally recorded in the Engine segment and related to the BERU acquisition.

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

At June 30, 2012, the Company estimated its U.S. GAAP effective tax rate to be approximately 29% for the year ending December 31, 2012. This rate includes a tax benefit of $5.5 million associated with the $37.9 million loss from disposal activities recorded in the second quarter of 2012 and an expense of $9.0 million associated with the Company's decision to change its cash repatriation assertion for some of its foreign subsidiaries. Primarily as a result of the change in the Company's cash repatriation assumptions, the Company also increased its estimated annual effective tax rate for on-going business operations from 26% to 27%.

The Company is not required to provide U.S. federal or state income taxes on cumulative undistributed earnings of foreign subsidiaries when such earnings are considered permanently reinvested. At December 31, 2011, the Company considered most of its foreign unremitted earnings to be permanently reinvested. The Company's policy is to evaluate this assertion on a quarterly basis. During the second quarter of 2012, the Company changed the assertion for some of its foreign subsidiaries to provide management additional financial flexibility.

At June 30, 2011, the Company estimated its U.S. GAAP effective tax rate to be approximately 24% for the year ending December 31, 2011. This rate included $11.0 million of additional tax expense associated with the Company's patent infringement settlement and a tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates which differ from those in the U.S., the realization of certain business tax credits, including foreign tax credits, and favorable permanent differences between book and tax treatment for certain items, including equity in affiliates' earnings. The estimated annual effective tax rate for 2012 is higher than the annual effective tax rate for 2011 primarily due to the Company's projected increased profitability in higher taxed jurisdictions and the items discussed above.

(5) Inventories, net

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	June 30	December 31,
(millions of dollars)	2012	2011
Raw material and supplies	$273.3	$254.4
Work in progress	89.7	90.9
Finished goods	128.2	124.3
FIFO inventories	491.2	469.6
LIFO reserve	(18.5)	(15.3)
Inventories, net	$472.7	$454.3

(6) Property, Plant and Equipment, net

	June 30,	December 31,
(millions of dollars)	2012	2011
Land and buildings	$691.4	$687.9
Machinery and equipment	2,141.8	2,006.9
Capital leases	2.3	2.3
Construction in progress	201.4	206.8
Total property, plant and equipment, gross	3,036.9	2,903.9
Less: accumulated depreciation	(1,466.7)	(1,343.9)
Property, plant and equipment, net, excluding tooling	1,570.2	1,560.0
Tooling, net of amortization	102.5	104.3
Property, plant and equipment, net	$1,672.7	$1,664.3

As of June 30, 2012 and December 31, 2011, accounts payable of $18.1 million and $48.9 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the six months ended June 30, 2012 and 2011 were $9.0 million and $6.0 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(millions of dollars)	2012	2011
Beginning balance, January 1	$72.7	$66.8
Acquisition	—	4.5
Provisions	17.1	24.1
Payments	(16.5)	(25.4)
Translation adjustment	(0.9)	3.7
Ending balance, June 30	$72.4	$73.7

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
(millions of dollars)	2012	2011
Accounts payable and accrued expenses	$38.6	$38.6
Other non-current liabilities	33.8	34.1
Total product warranty liability	$72.4	$72.7

(8) Notes Payable and Long-Term Debt

As of June 30, 2012 and December 31, 2011, the Company had short-term and long-term debt outstanding as follows:

	June 30,	December 31,
(millions of dollars)	2012	2011
Short-term debt
Short-term borrowings	$106.8	$116.3
Receivables securitization	80.0	80.0
Total short-term debt	$186.8	$196.3

Long-term debt
3.50% Convertible senior notes due 04/15/12	$—	$368.5
5.75% Senior notes due 11/01/16 ($150 million par value)	149.5	149.5
8.00% Senior notes due 10/01/19 ($134 million par value)	133.9	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	247.7	247.7
7.125% Senior notes due 02/15/29 ($121 million par value)	119.4	119.3
Multi-currency revolving credit facility	280.0	70.0
Term loan facilities and other	13.8	19.8
Unamortized portion of debt derivatives	22.1	24.1
Total long-term debt	966.4	1,132.8
Less: current portion	10.2	381.5
Long-term debt, net of current portion	$956.2	$751.3

The weighted average interest rate on all borrowings outstanding as of June 30, 2012 and December 31, 2011 was 3.9% and 5.9%, respectively.

The Company's $650 million multi-currency revolving credit facility, which includes a feature that allows the Company's borrowings to be increased to $1 billion, provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants as part of the credit agreement. These covenants are a debt compared to EBITDA (“Earnings

Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at June 30, 2012 and expects to remain compliant in future periods. At June 30, 2012 and December 31, 2011, the Company had outstanding borrowings of $280.0 million and $70.0 million, respectively, under this facility.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes, which were settled in April 2012. The Company settled its convertible senior notes by delivering approximately 11.4 million shares of common stock held in treasury to the note holders. The settlement resulted in a reduction in the current portion of long-term debt of $373.8 million, a reduction in common stock held in treasury of $617.3 million and a reduction in capital in excess of par value of $243.5 million in the second quarter of 2012. Prior to the settlement, the Company accreted the discounted carrying value of the convertible notes to their face value over the term of the notes.

The total interest expense related to the convertible senior notes in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2012	2011	2012	2011
Interest expense	$1.4	$8.3	$9.0	$16.3
Non-cash portion	$0.9	$5.0	$5.3	$9.8

In conjunction with the convertible senior note offering, the Company entered into a bond hedge overlay, including both call options and warrants, at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. On April 16, 2012, the Company settled the call option portion of the bond hedge overlay, receiving approximately 6.5 million shares of its common stock. The settlement resulted in an increase to common stock held in treasury of $503.9 million offset by an increase to capital in excess of par value of $503.9 million in the second quarter of 2012.

Subsequent to the Balance Sheet date, on July 13, 2012, the Company settled half of the outstanding warrants included in the bond hedge overlay, delivering approximately 2.3 million shares of its common stock held in treasury. The settlement will result in a decrease to common stock held in treasury of $148.7 million offset by a decrease to capital in excess of par value of $148.7 million in the third quarter of 2012. The remaining warrants are scheduled to mature through October 9, 2012.

As of June 30, 2012 and December 31, 2011, the estimated fair values of the Company’s senior unsecured notes totaled $777.0 million and $1,454.4 million, respectively. The estimated fair values were $126.5 million and $435.5 million higher at June 30, 2012 and December 31, 2011, respectively, than their carrying values. The carrying value of the Company's multi-currency revolving credit facility is equal to its fair value. Fair market values are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $50.0 million at both June 30, 2012 and December 31, 2011. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group and assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

		Basis of fair value measurements
(millions of dollars)	Balance at June 30, 2012	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$6.7	$—	$6.7	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$11.7	$—	$11.7	$—	C
Liabilities:
Foreign currency contracts	$0.5	$—	$0.5	$—	A
Commodity contracts	$—	$—	$—	$—	A
Net investment hedge contracts	$77.1	$—	$77.1	$—	A

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2011	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$2.7	$—	$2.7	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$21.3	$—	$21.3	$—	C
Liabilities:
Foreign currency contracts	$2.9	$—	$2.9	$—	A
Net investment hedge contracts	$85.0	$—	$85.0	$—	A

(10) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At June 30, 2012, the Company had no derivative contracts that contained credit risk related contingent features.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At June 30, 2012 and December 31, 2011, the following cross-currency swaps were outstanding:

	Cross-currency swaps
(in millions)	Notional in USD	Notional in local currency	Duration
Floating $ to floating €	$75.0	€58.5	Oct - 19
Floating $ to floating ¥	$150.0	¥17,581.5	Nov - 16

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At June 30, 2012 and December 31, 2011, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged June 30, 2012	Volume hedged December 31, 2011	Units of measure	Duration
Natural gas	180,779	—	MMBtu	Dec - 12

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency.

As of June 30, 2012 and December 31, 2011, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency June 30, 2012	Notional in traded currency December 31, 2011	Duration
British pound	Euro	46.8	64.8	Dec - 13
Euro	British pound	3.7	7.0	Dec - 12
Euro	Hungarian forint	12,000.0	5,400.0	Nov - 13
Euro	Japanese Yen	1,205.6	—	Dec - 12
Euro	Polish zloty	60.2	24.5	Dec - 12
Euro	US dollar	10.0	16.1	Jan - 13
Japanese yen	US dollar	4.0	7.4	Dec - 12
Korean won	Euro	32.2	34.5	Dec - 13
Korean won	US dollar	7.3	2.4	Dec - 12
Mexican peso	Euro	4.8	9.2	Sept - 12
Mexican peso	US dollar	44.4	40.7	Dec - 13
Swedish Krona	Euro	3.7	6.1	Dec - 12
US dollar	Euro	2.4	3.0	Dec - 12
US dollar	Indian Rupee	217.0	—	Dec - 13
US dollar	Japanese yen	3,000.0	3,000.0	Jul - 12

At June 30, 2012 and December 31, 2011, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(millions of dollars)	Location	June 30, 2012	December 31, 2011	Location	June 30, 2012	December 31, 2011
Foreign currency contracts	Prepayments and other current assets	$5.6	$2.6	Accounts payable and accrued expenses	$0.5	$2.4
	Other non-current assets	$1.1	$0.1	Other non-current liabilities	$—	$0.5
Commodity contracts	Prepayments and other current assets	$—	$—	Accounts payable and accrued expenses	$—	$—
Net investment hedge contracts	Other non-current assets	$—	$—	Other non-current liabilities	$77.1	$85.0

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

The table below shows deferred gains and losses at the end of the period reported in AOCI and amounts expected to be reclassified to income within one year or less. The gain or loss expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at June 30, 2012 market rates.

(millions of dollars)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	June 30, 2012	December 31, 2011
Foreign currency	$5.7	$(0.6)	$4.7
Commodity	—	—	—
Net investment hedges	(68.9)	(78.9)	—
Total	$(63.2)	$(79.5)	$4.7

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

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	June 30, 2012	June 30, 2011	Location	June 30, 2012	June 30, 2011
Cross-currency swap	Interest expense	$—	$—	Interest expense	$(3.1)	$(0.3)

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Six Months Ended			Six Months Ended
Contract Type	Location	June 30, 2012	June 30, 2011	Location	June 30, 2012	June 30, 2011
Cross-currency swap	Interest expense	$—	$—	Interest expense	$(2.2)	$1.8

Cash flow hedges are derivative contracts entered into to hedge against fluctuations in foreign exchange rates and commodity prices. The effective portion of gains or losses exactly offsets gains or losses in the underlying transaction that they were designated to hedge, and are recorded on the same line in the statement of operations. Ineffectiveness resulting from imperfect matches between changes in value of hedge contracts and changes in value of the underlying transaction are immediately recognized in income. Cash flow hedges, designated under ASC Topic 815, held during the period resulted in the following gains and losses recorded in income:

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	June 30, 2012	June 30, 2011	Location	June 30, 2012	June 30, 2011
Foreign currency	Sales	$1.2	$(0.6)	SG&A expense	$—	$—
Foreign currency	Cost of goods sold	0.7	(0.4)	SG&A expense	—	—
Foreign currency	SG&A expense	—	0.5	SG&A expense	—	—
Commodity	Cost of goods sold	—	—	Cost of goods sold	—	—

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Six Months Ended			Six Months Ended
Contract Type	Location	June 30, 2012	June 30, 2011	Location	June 30, 2012	June 30, 2011
Foreign currency	Sales	$1.5	$(0.8)	SG&A expense	$—	$—
Foreign currency	Cost of goods sold	1.1	(0.6)	SG&A expense	—	—
Foreign currency	SG&A expense	—	0.6	SG&A expense	—	—
Commodity	Cost of goods sold	—	—	Cost of goods sold	—	—

At June 30, 2012, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

(11) Retirement Benefit Plans
The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2012 range from $30 million to $40 million, of which $9.1 million has been contributed through the first six months of the year. Included in the Company's estimated 2012 contributions is $15 million related to the Company's March 24, 2010 settlement agreement with the Pension Benefit Guaranty Corporation regarding the closure of the Company's BorgWarner Diversified Transmission Products Plant in Muncie, Indiana. The Company anticipates making the $15 million required contribution in December of 2012. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other post employment benefits
(millions of dollars)	2012		2011		2012	2011
Three Months Ended June 30,	US	Non-US	US	Non-US
Service cost	$—	$2.3	$—	$2.7	$0.2	$0.1
Interest cost	3.6	4.3	4.1	4.4	2.5	3.0
Expected return on plan assets	(4.7)	(2.3)	(5.2)	(2.9)	—	—
Amortization of unrecognized prior service benefit	(0.2)	—	(0.3)	—	(1.6)	(1.7)
Amortization of unrecognized loss	2.1	0.2	1.6	0.2	1.7	2.0
Net periodic benefit cost	$0.8	$4.5	$0.2	$4.4	$2.8	$3.4

	Pension benefits				Other post employment benefits
(millions of dollars)	2012		2011		2012	2011
Six Months Ended June 30,	US	Non-US	US	Non-US
Service cost	$—	$4.6	$—	$5.2	$0.3	$0.3
Interest cost	7.2	8.7	8.1	9.0	5.1	5.9
Expected return on plan assets	(9.4)	(4.6)	(10.4)	(5.7)	—	—
Amortization of unrecognized prior service benefit	(0.4)	—	(0.4)	—	(3.2)	(3.4)
Amortization of unrecognized loss	4.1	0.5	3.2	0.4	3.4	4.0
Net periodic benefit cost	$1.5	$9.2	$0.5	$8.9	$5.6	$6.8

(12) Stock-Based Compensation

Under the Company's 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods up to three years and have a term of ten years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company's 2004 Stock Incentive Plan, which was amended at the Company's 2009 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), 12.5 million shares were authorized for grant, of which 1.9 million shares are available for future award.

Stock options A summary of the Company’s stock option activity for the six months ended June 30, 2012 is as follows:

	Shares under option (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at December 31, 2011	2,220	$29.36	4.1	$76.3
Exercised	(602)	$26.97
Outstanding and exercisable at March 31, 2012	1,618	$30.19	4.0	$87.6
Exercised	(31)	$28.14
Outstanding and exercisable at June 30, 2012	1,587	$30.23	3.7	$56.1

Restricted stock At its November 2007 meeting, the Company's Compensation Committee decided that restricted common stock awards and stock units ("restricted stock") would be awarded in place of stock options for long-term incentive award grants to employees. Restricted stock granted to employees vests 50% after two years and the remainder after three years from the date of grant. Restricted stock granted to non-employee directors generally vests on the anniversary date of the grant.

The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2012, restricted stock in the amount of 328,138 shares was granted to employees under the 2004 Stock Incentive Plan. In April 2012, restricted stock in the amount of 9,677 shares was granted to non-employee directors under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in equity and is amortized as compensation expense over the restriction periods.

Restricted stock compensation expense recorded in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2012	2011	2012	2011
Restricted stock compensation expense	$5.2	$4.7	$9.9	$7.6
Restricted stock compensation expense, net of tax	$3.7	$3.6	$7.2	$5.8

A summary of the Company’s nonvested restricted stock for the six months ended June 30, 2012 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at December 31, 2011	1,430	$39.02
Granted	327	$78.27
Vested	(631)	$26.42
Forfeited	(23)	$42.49
Nonvested at March 31, 2012	1,103	$57.79
Granted	11	$82.33
Vested	(25)	$38.82
Forfeited	(4)	$58.72
Nonvested at June 30, 2012	1,085	$58.47

Performance share plans The 2004 Stock Incentive Plan provides for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company's performance in terms of total shareholder return relative to a peer group of automotive companies. In the first quarter of 2012, the Company modified all outstanding Performance Share Award Agreements to allow for the payment of these awards entirely in the Company's common stock, rather than 40% in cash and 60% in the Company's common stock. Using the lattice model (Monte Carlo simulation) at the date of modification, the Company determined the first quarter 2012 compensation expense associated with the modification to be negligible. Within the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011, the Company's $13.4 million of expense associated with the 40% cash portion of the award was included in the changes in accounts payable and accrued expenses and other non-current assets and liabilities line items.

(13)  Contingencies

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities with a balance of $4.6 million and $10.4 million at June 30, 2012 and at December 31, 2011, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. In 2007 and 2008, lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs alleging personal injury relating to alleged environmental contamination at its Crystal Springs, Mississippi plant. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs and those of approximately 2,700 unfiled claimants represented by those plaintiffs' attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay up to $28 million in settlement funds, which was expensed in the second quarter of 2010. The Company paid $13.9 million in November 2010 and made the final payment of $13.9 million in February 2011. Litigation concerning indemnification is pending and the Company may in the future become subject to further legal proceedings.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of both June 30, 2012 and December 31, 2011, the Company had approximately 16,000 pending asbestos-related product liability claims. Of the approximately 16,000 outstanding claims at June 30, 2012, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2012, of the approximately 1,400 claims resolved, 161 (12%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2011, of the approximately 1,800 claims resolved, 288 (16%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (“CNA”) against the Company and certain of its other historical general liability insurers. The court has issued a number of interim rulings and discovery is continuing. CNA and the Company have entered into a settlement agreement resolving their coverage disputes, pursuant to which CNA will pay amounts over a four year period from 2011 through 2015 to the Company. The Company is vigorously pursuing the litigation against the remaining insurers.

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

To date, the Company has paid and accrued $213.4 million in defense and indemnity in advance of insurers' reimbursement and has received $81.1 million in cash and notes from insurers, including CNA. The net balance of $132.3 million, is expected to be fully recovered, of which approximately $38.1 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2011, insurers owed $109.8 million in association with these claims.

In addition to the $132.3 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $67.4 million for claims asserted, but not yet resolved and their related defense costs at June 30, 2012. The Company also has a related asset of $67.4 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company's experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to above. At December 31, 2011, the comparable value of the insurance asset and accrued liability was $61.7 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	June 30, 2012	December 31, 2011
Assets:
Prepayments and other current assets	$29.4	$28.8
Other non-current assets	38.0	32.9
Total insurance assets	$67.4	$61.7
Liabilities:
Accounts payable and accrued expenses	$29.4	$28.8
Other non-current liabilities	38.0	32.9
Total accrued liabilities	$67.4	$61.7

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized and any windfall/(shortfall) tax benefits that would be credited/(debited) to capital in excess of par value when the award generates a tax deduction. Options are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options.

In April 2012, the Company settled its 3.50% convertible senior notes. Prior to the settlement, the potential common shares associated with these notes were reflected in diluted EPS using the “if-converted” method. Under this method, if dilutive, the common shares were assumed issued as of the beginning of the reporting period and included in calculating diluted EPS. In addition, if dilutive, interest expense, net of tax, related to the convertible senior notes was added back to the numerator in calculating diluted EPS.

In conjunction with the convertible senior note offering, the Company entered into a bond hedge overlay, including both call options and warrants. On April 16, 2012, the Company settled the call option portion of bond hedge overlay, receiving approximately 6.5 million shares, which reduced the weighted average basic and dilutive shares outstanding. Prior to the settlement, if the Company's weighted average share price exceeded $32.82 per share, the call options were anti-dilutive. Subsequent to the Balance Sheet date, on July 13, 2012, the Company settled half of the outstanding warrants included in the bond hedge overlay, delivering approximately 2.3 million shares of its common stock held in treasury. The remaining warrants are scheduled to mature through October 9, 2012. If the Company's weighted-average share price exceeds $38.61 per share, the warrants are dilutive to the Company's earnings.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2012	2011	2012	2011
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$120.6	$162.0	$278.6	$286.5
Weighted average shares of common stock outstanding	112.139	108.761	110.280	109.697
Basic earnings per share of common stock	$1.08	$1.49	$2.53	$2.61

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$120.6	$162.0	$278.6	$286.5
Adjustment for net interest expense on convertible notes	0.8	5.4	5.8	10.6
Diluted net earnings attributable to BorgWarner Inc.	$121.4	$167.4	$284.4	$297.1

Weighted average shares of common stock outstanding	112.139	108.761	110.280	109.697

Effect of 3.50% convertible senior notes	1.898	11.389	6.644	11.389
Effect of warrant	5.499	5.421	5.656	5.419
Effect of stock-based compensation	1.937	2.571	2.028	2.678
Total dilutive effect on weighted average shares of common stock outstanding	9.334	19.381	14.328	19.486

Weighted average shares of common stock outstanding including dilutive shares	121.473	128.142	124.608	129.183
Diluted earnings per share of common stock	$1.00	$1.31	$2.28	$2.30

Total anti-dilutive shares:
Call options	1.108	6.317	3.879	6.314

(15) Reporting Segments

The Company's business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.

The Company allocates resources to each segment based upon the projected after-tax return on invested capital ("ROIC") of its business initiatives. ROIC is comprised of Adjusted EBIT after deducting notional taxes compared to the projected average capital investment required. Adjusted EBIT is comprised of earnings before interest, income taxes and noncontrolling interest (“EBIT") adjusted for restructuring, goodwill impairment charges, affiliates' earnings and other items not reflective of on-going operating income or loss.

Adjusted EBIT is the measure of segment income or loss used by the Company. The Company believes Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments. The following tables show segment information and Adjusted EBIT for the Company's reporting segments.

Net Sales by Reporting Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2012	2011	2012	2011
Engine	$1,269.6	$1,297.9	$2,577.8	$2,547.3
Drivetrain	593.9	525.7	1,205.3	1,012.1
Inter-segment eliminations	(7.1)	(4.8)	(14.2)	(10.2)
Net sales	$1,856.4	$1,818.8	$3,768.9	$3,549.2

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2012	2011	2012	2011
Engine	$210.5	$197.2	$420.3	$383.3
Drivetrain	54.6	38.9	115.8	70.9
Adjusted EBIT	265.1	236.1	536.1	454.2
Loss from disposal activities	37.9	—	37.9	—
Patent infringement settlement, net of legal costs incurred	—	(29.1)	—	(29.1)
Corporate, including equity in affiliates' earnings and stock-based compensation	21.2	28.8	57.3	59.2
Interest income	(1.3)	(1.2)	(2.7)	(2.2)
Interest expense and finance charges	12.6	20.5	27.7	38.9
Earnings before income taxes and noncontrolling interest	194.7	217.1	415.9	387.4
Provision for income taxes	68.5	49.8	126.0	90.7
Net earnings	126.2	167.3	289.9	296.7
Net earnings attributable to the noncontrolling interest, net of tax	5.6	5.3	11.3	10.2
Net earnings attributable to BorgWarner Inc.	$120.6	$162.0	$278.6	$286.5

Total Assets

(millions of dollars)	June 30, 2012	December 31, 2011
Engine	$3,390.4	$3,329.0
Drivetrain	1,631.5	1,562.8
Total	5,021.9	4,891.8
Corporate (a)	1,198.8	1,066.8
Total assets	$6,220.7	$5,958.6
____________________________________

(a)	Corporate assets include investments and advances and deferred income taxes.

(16) New Accounting Pronouncements

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
INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered automotive systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles ("SUVs"), vans and light-trucks). The Company's products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia and is an original equipment supplier to every major automotive OEM in the world.

The Company's products fall into two reporting segments: Engine and Drivetrain. The Engine segment's products include turbochargers, timing devices and chain products, emissions systems, thermal systems, diesel coldstart, gasoline ignition technology and cabin heaters. The Drivetrain segment's products include transmission components and systems and all-wheel drive torque management systems.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Net sales for the three months ended June 30, 2012 totaled $1,856.4 million, a 2.1% increase from the three months ended June 30, 2011. This increase occurred while light vehicle production was up 10% worldwide, primarily driven by a 25% increase in North America and a 65% increase in Japan, partially offset by a 10% decrease in Europe from the previous year's second quarter. Excluding the impact of the fourth quarter 2011 dispositions and the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 10%. The industry's focus on fuel economy and lower emissions continued to drive the adoption of BorgWarner technology.

Cost of sales as a percentage of net sales decreased to 79.4% in the second quarter of 2012 from 80.4% in the second quarter 2011. Gross profit and gross margin were $383.2 million and 20.6% for the second quarter of 2012 as compared to $357.1 million and 19.6% for the second quarter 2011. The Company's material cost of sales was approximately 50% of net sales in both the second quarter of 2012 and 2011. The Company's remaining cost to convert raw material to finished product (conversion cost) improved compared to the second quarter of 2011.

Second quarter selling, general and administrative (“SG&A”) costs decreased $4.6 million to $153.1 million from $157.7 million and decreased as a percentage of net sales to 8.2% from 8.7% from the second quarter 2011. Net research and development ("R&D") costs, which are included in SG&A expenses, increased $1.9 million to $66.6 million from $64.7 million as compared to the second quarter of 2011. As a percentage of net sales, R&D costs were 3.6% in both the second quarter 2012 and 2011. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth.

Other expense of $36.6 million for the second quarter of 2012 primarily relates to the $37.9 million write-down of prior purchase price accounting adjustments included within the disposal group as a result of the Company's signing of a Master Purchase Agreement to sell its spark plug business to Federal-Mogul Corporation. These purchase price accounting adjustments were originally recorded in the Engine segment and related to the BERU acquisition. The Company expects to complete the sale of its spark plug business to Federal-Mogul Corporation during the third quarter of 2012 at which time the Company anticipates incurring restructuring-related costs associated with the disposal and future requirements of BERU's on-going business. Other income of $28.9 million for the second quarter of 2011 was primarily comprised of the patent infringement settlement. As a result of the settlement, Honeywell paid $32.5 million for a paid up license to use the asserted BorgWarner patents. During 2011, the Company incurred $3.4 million in legal costs related to this lawsuit and after deducting these costs, the Company recorded a net gain of $29.1 million.

Equity in affiliates’ earnings of $12.5 million increased $4.4 million as compared with the second quarter of 2011 primarily due to year over year growth in the Japanese auto market resulting in improved earnings from the Company's 50% interest in NSK-Warner.

Interest expense and finance charges of $12.6 million decreased $7.9 million as compared with the second quarter of 2011 primarily due to the April 2012 settlement of the Company's convertible senior notes and increased capitalized interest associated with higher capital expenditures.

At June 30, 2012, the Company estimated its U.S. GAAP effective tax rate to be approximately 29% for the year ending December 31, 2012. This rate includes a tax benefit of $5.5 million associated with the $37.9 million loss from disposal activities recorded in the second quarter of 2012 and an expense of $9.0 million associated with the Company's decision to change its cash repatriation assertion for some of its foreign subsidiaries. Primarily as a result of the change in the Company's cash repatriation assumptions, the Company also increased its estimated annual effective tax rate for on-going business operations from 26% to 27%.

The Company is not required to provide U.S. federal or state income taxes on cumulative undistributed earnings of foreign subsidiaries when such earnings are considered permanently reinvested. At December 31, 2011, the Company considered most of its foreign unremitted earnings to be permanently reinvested. The Company's policy is to evaluate this assertion on a quarterly basis. During the second quarter of 2012, the Company changed the assertion for some of its foreign subsidiaries to provide management additional financial flexibility.

At June 30, 2011, the Company estimated its U.S. GAAP effective tax rate to be approximately 24% for the year ending December 31, 2011. This rate included $11.0 million of additional tax expense associated with the Company's patent infringement settlement and a tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates which differ from those in the U.S., the realization of certain business tax credits, including foreign tax credits, and favorable permanent differences between book and tax treatment for certain items, including equity in affiliates' earnings. The estimated annual effective tax rate for 2012 is higher than the annual effective tax rate for 2011 primarily due to the Company's projected increased profitability in higher taxed jurisdictions and the items discussed above.

The Company’s earnings per diluted share were $1.00 and $1.31 in the second quarter of 2012 and 2011, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended June 30,
	2012	2011
Non-comparable items:
Loss from disposal activities	$(0.27)	$—
Patent infringement settlement, net of legal costs incurred	—	0.14
Tax adjustments	(0.09)	0.05
Total impact of non-comparable items per share — diluted	$(0.36)	$0.19

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Net sales for the six months ended June 30, 2012 totaled $3,768.9 million, a 6.2% increase from the six months ended June 30, 2011. This increase occurred while light vehicle production was up 9% worldwide, primarily driven by a 21% increase in North America and a 56% increase in Japan, partially offset by a 6% decrease in Europe from the six months ended June 30, 2011. Excluding the impact of the first quarter 2011 acquisition of Haldex Traction Holding AB, fourth quarter 2011 dispositions and the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 11%. The industry's focus on fuel economy and lower emissions continued to drive the adoption of BorgWarner technology and above-market growth for the Company.

Cost of sales as a percentage of net sales decreased to 79.3% in the six months ended June 30, 2012 from 80.3% in the six months ended June 30, 2011. Gross profit and gross margin were $779.0 million and 20.7% in the six months ended June 30, 2012 as compared to $699.9 million and 19.7% in the six months ended June 30, 2011. The Company's material cost of sales was approximately 50% of net sales in both the six months ended June 30, 2012 and 2011. The Company's remaining cost to convert raw material to finished product (conversion cost) improved compared to the six months ended June 30, 2011.

SG&A costs for the six months ended June 30, 2012 decreased $0.7 million to $322.1 million from $322.8 million, and decreased as a percentage of net sales to 8.5% from 9.1% in the six months ended June 30, 2011. R&D costs, which are included in SG&A expenses, increased $8.6 million to $134.3 million from $125.7 million as compared to the six months ended June 30, 2011. As a percentage of net sales, R&D costs were 3.6% and 3.5% in six months ended June 30, 2012 and 2011, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short and long-term growth.

Other expense of $37.7 million for the six months ended June 30, 2012 primarily relates to the $37.9 million write-down of prior purchase price accounting adjustments included within the disposal group as a result of the Company's signing of a Master Purchase Agreement to sell its spark plug business to Federal-Mogul Corporation. These purchase price accounting adjustments were originally recorded in the Engine segment and related to the BERU acquisition. The Company expects to complete the sale of its spark plug business to Federal-Mogul Corporation during the third quarter of 2012 at which time the Company anticipates incurring restructuring-related costs associated with the disposal and future requirements of BERU's on-going business. Other income of $30.5 million for the six months ended June 30, 2011 was primarily comprised of the patent infringement settlement. As a result of the settlement, Honeywell paid $32.5 million for a paid up license to use the asserted BorgWarner patents. During 2011, the Company incurred $3.4 million in legal costs related to this lawsuit and after deducting these costs, the Company recorded a net gain of $29.1 million.

Equity in affiliates’ earnings of $21.7 million increased $5.2 million as compared with the six months ended June 30, 2011 primarily due to year over year growth in the Japanese auto market resulting in improved earnings from the Company's 50% interest in NSK-Warner.

Interest expense and finance charges of $27.7 million decreased $11.2 million as compared with the six months ended June 30, 2011 primarily due to the April 2012 settlement of the Company's convertible senior notes and increased capitalized interest associated with higher capital expenditures.

At June 30, 2012, the Company estimated its U.S. GAAP effective tax rate to be approximately 29% for the year ending December 31, 2012. This rate includes a tax benefit of $5.5 million associated with the $37.9 million loss from disposal activities recorded in the second quarter of 2012 and an expense of $9.0 million associated with the Company's decision to change its cash repatriation assertion for some of its foreign subsidiaries. Primarily as a result of the change in the Company's cash repatriation assumptions, the Company also increased its estimated annual effective tax rate for on-going business operations from 26% to 27%.

The Company is not required to provide U.S. federal or state income taxes on cumulative undistributed earnings of foreign subsidiaries when such earnings are considered permanently reinvested. At December 31, 2011, the Company considered most of its foreign unremitted earnings to be permanently reinvested. The Company's policy is to evaluate this assertion on a quarterly basis. During the second quarter of 2012, the Company changed the assertion for some of its foreign subsidiaries to provide management additional financial flexibility.

At June 30, 2011, the Company estimated its U.S. GAAP effective tax rate to be approximately 24% for the year ending December 31, 2011. This rate included $11.0 million of additional tax expense associated with the Company's patent infringement settlement and a tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates which differ from those in the U.S., the realization of certain business tax credits, including foreign tax credits, and favorable permanent differences between book and tax treatment for certain items, including equity in affiliates' earnings. The estimated annual effective tax rate for 2012 is higher than the annual effective tax rate for 2011 primarily due to the Company's projected increased profitability in higher taxed jurisdictions and the items discussed above.

The Company’s earnings per diluted share were $2.28 and $2.30 in the six months ended June 30, 2012 and 2011, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Six Months Ended June 30,
	2012	2011
Non-comparable items:
Loss from disposal activities	$(0.26)	$—
Patent infringement settlement, net of legal costs incurred	—	0.14
Tax adjustments	(0.07)	0.05
Total impact of non-comparable items per share — diluted	$(0.33)	$0.19

Reporting Segments

The Company's business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.

The Company allocates resources to each segment based upon the projected after-tax return on invested capital ("ROIC") of its business initiatives. ROIC is comprised of Adjusted EBIT after deducting notional taxes compared to the projected average capital investment required. Adjusted EBIT is comprised of earnings before interest, income taxes and noncontrolling interest (“EBIT") adjusted for restructuring, goodwill impairment charges, affiliates' earnings and other items not reflective of on-going operating income or loss.

Adjusted EBIT is the measure of segment income or loss used by the Company. The Company believes Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments.

Net Sales by Reporting Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2012	2011	2012	2011
Engine	$1,269.6	$1,297.9	$2,577.8	$2,547.3
Drivetrain	593.9	525.7	1,205.3	1,012.1
Inter-segment eliminations	(7.1)	(4.8)	(14.2)	(10.2)
Net sales	$1,856.4	$1,818.8	$3,768.9	$3,549.2

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2012	2011	2012	2011
Engine	$210.5	$197.2	$420.3	$383.3
Drivetrain	54.6	38.9	115.8	70.9
Adjusted EBIT	265.1	236.1	536.1	454.2
Loss from disposal activities	37.9	—	37.9	—
Patent infringement settlement, net of legal costs incurred	—	(29.1)	—	(29.1)
Corporate, including equity in affiliates' earnings and stock-based compensation	21.2	28.8	57.3	59.2
Interest income	(1.3)	(1.2)	(2.7)	(2.2)
Interest expense and finance charges	12.6	20.5	27.7	38.9
Earnings before income taxes and noncontrolling interest	194.7	217.1	415.9	387.4
Provision for income taxes	68.5	49.8	126.0	90.7
Net earnings	126.2	167.3	289.9	296.7
Net earnings attributable to the noncontrolling interest, net of tax	5.6	5.3	11.3	10.2
Net earnings attributable to BorgWarner Inc.	$120.6	$162.0	$278.6	$286.5

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

The Engine segment net sales decreased $28.3 million, or 2.2%, from the second quarter 2011. Excluding the impact of the fourth quarter 2011 dispositions and weakening foreign currencies, primarily the Euro, net sales increased approximately 7% from the second quarter 2011. The Engine segment Adjusted EBIT margin was 16.6% in the second quarter 2012 up from 15.2% in the second quarter 2011. The net sales, excluding the impact of fourth quarter 2011 dispositions and weakening foreign currencies, and Adjusted EBIT margin increases were primarily driven by strong global growth in all major product groups and continued cost management.

The Drivetrain segment net sales increased $68.2 million, or 13.0%, from the second quarter 2011. Excluding the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 20% from the second quarter of 2011. The Drivetrain segment Adjusted EBIT margin was 9.2% in the second quarter 2012 up from 7.4% in the second quarter 2011. The net sales and Adjusted EBIT margin increases were primarily driven by strong global growth in all major product groups, operational improvements and continued cost management.

Corporate represents headquarters' expenses not directly attributable to the individual segments, expenses associated with divested operations and equity in affiliates' earnings. The net expense decreased $7.6 million from the second quarter 2011 primarily due to increased equity in affiliates' earnings and decreased stock related expenses.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

The Engine segment net sales increased $30.5 million, or 1.2%, from the six months ended June 30, 2011. Excluding the impact of the fourth quarter 2011 dispositions and weakening foreign currencies, primarily the Euro, net sales increased approximately 7% from the six months ended June 30, 2011. The Engine segment Adjusted EBIT margin was 16.3% in the six months ended June 30, 2012 up from 15.0% in the six months ended June 30, 2011. The net sales and Adjusted EBIT margin increases were primarily driven by strong global growth in all major product groups and continued cost management.

The Drivetrain segment net sales increased $193.2 million, or 19.1%, from the six months ended June 30, 2011. Excluding the acquisition of Haldex Traction AB and the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 22% from the six months ended June 30, 2011. The Drivetrain segment Adjusted EBIT margin was 9.6% in the six months ended June 30, 2012 up from 7.0% in the six months ended June 30, 2011. The net sales and Adjusted EBIT margin increases were primarily driven by strong global growth in all major product groups, operational improvements, a reduction in Haldex Traction AB acquisition related expenses and continued cost management.

Outlook for 2012

Despite the weakening global economic conditions, our overall outlook for 2012 is generally positive. The Company expects global production volumes to be higher in 2012 compared with 2011. In Europe, we expect production volumes to decline in 2012 compared with 2011. However, we expect that higher adoption rates of BorgWarner products around the world will result in sales growth for the Company above global production growth in 2012.

The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The trends that are driving our long-term growth are expected to continue, including the growth of direct injection diesel and gasoline engines worldwide, the increased adoption of automated transmissions in Europe and Asia-Pacific, and the move to variable cam and chain engine timing systems in Europe and Asia-Pacific.

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At June 30, 2012, the Company had $481.9 million of cash, including $476.9 million of cash held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States.

The Company's $650 million multi-currency revolving credit facility, which includes a feature that allows the Company's borrowings to be increased to $1 billion, provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants as part of the credit agreement. These covenants are a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at June 30, 2012 and expects to remain compliant in future periods. At June 30, 2012 and December 31, 2011, the Company had outstanding borrowings of $280.0 million and $70.0 million, respectively, under this facility.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes, which were settled in April 2012. The Company settled its convertible senior notes by delivering approximately 11.4 million shares of common stock held in treasury to the note holders. The settlement resulted in a reduction in the current portion of long-term debt of $373.8 million, a reduction in common stock held in treasury of $617.3 million and a reduction in capital in excess of par value of $243.5 million.

In conjunction with the convertible senior note offering, the Company entered into a bond hedge overlay, including both call options and warrants, at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50.0%, or approximately $38.61 per share. On April 16, 2012, the Company settled the call option portion of the bond hedge overlay, receiving approximately 6.5 million shares of its common stock. The settlement resulted in an increase to common stock held in treasury of $503.9 million offset by an increase to capital in excess of par value of $503.9 million in the second quarter of 2012.

Subsequent to the Balance Sheet date, on July 13, 2012, the Company settled half of the outstanding warrants included in the bond hedge overlay, delivering approximately 2.3 million shares of its common stock held in treasury. The settlement will result in a decrease to common stock held in treasury of $148.7 million offset by a decrease to capital in excess of par value of $148.7 million in the third quarter of 2012. The remaining warrants are scheduled to mature through October 9, 2012.

The Company's debt net of cash to capital ratio was 18.6% at June 30, 2012 versus 28.3% at December 31, 2011.

In addition to the credit facility, the Company's universal shelf registration with the Securities and Exchange Commission has unlimited amount of various debt and equity instruments which could be issued.

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

Net cash provided by operating activities increased $60.5 million to $310.1 million in the first six months of 2012 from $249.6 million in the first six months of 2011. This increase primarily reflects higher earnings excluding the loss from disposal activities, net of cash paid during the first six months of 2012 compared with the first six months of 2011.

Net cash used in investing activities decreased $171.7 million to $184.3 million for the first six months of 2012 from $356.0 million in the first six months of 2011. This decrease is primarily due the first quarter 2011 acquisition of Haldex Traction AB, which was partially offset by increased capital expenditures. Capital expenditures, including tooling outlays, increased $28.5 million to $188.4 million in the first six months of 2012 from $159.9 million in the first six months of 2011. This increase is largely due to higher spending levels required to meet an increase in program launches around the world.

Net cash provided by financing activities was $10.3 million and $16.5 million for the first six months of 2012 and 2011, respectively. The $6.2 million decrease primarily reflects increased dividend payments to non-controlling shareholders. The $210 million increase in outstanding borrowings under the multi-currency revolving credit facility from December 31, 2011 to June 30, 2012 was primarily used by the Company to repurchase approximately 2.7 million shares of its common stock for $200.3 million.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities with a balance of $4.6 million and $10.4 million at June 30, 2012 and at December 31, 2011, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation, the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. In 2007 and 2008, lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs alleging personal injury relating to alleged environmental contamination at its Crystal Springs, Mississippi plant. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs and those of approximately 2,700 unfiled claimants represented by those plaintiffs' attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay up to $28 million in settlement funds, which was expensed in the second quarter of 2010. The Company paid $13.9 million in November 2010 and made the final payment of $13.9 million in February 2011. Litigation concerning indemnification is pending and the Company may in the future become subject to further legal proceedings.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of both June 30, 2012 and December 31, 2011, the Company had approximately 16,000 pending asbestos-related product liability claims. Of the approximately 16,000 outstanding claims at June 30, 2012, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2012, of the approximately 1,400 claims resolved, 161 (12%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2011, of the approximately 1,800 claims resolved, 288 (16%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies (“CNA”) against the Company and certain of its other historical general liability insurers. The court has issued a number of interim rulings and discovery is continuing. CNA and the Company have entered into a settlement agreement resolving their coverage disputes, pursuant to which CNA will pay amounts over a four year period from 2011 through 2015 to the Company. The Company is vigorously pursuing the litigation against the remaining insurers.

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

To date, the Company has paid and accrued $213.4 million in defense and indemnity in advance of insurers' reimbursement and has received $81.1 million in cash and notes from insurers, including CNA. The net balance of $132.3 million, is expected to be fully recovered, of which approximately $38.1 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2011, insurers owed $109.8 million in association with these claims.

In addition to the $132.3 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $67.4 million for claims asserted, but not yet resolved and their related defense costs at June 30, 2012. The Company also has a related asset of $67.4 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company's experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to above. At December 31, 2011, the comparable value of the insurance asset and accrued liability was $61.7 million. The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	June 30, 2012	December 31, 2011
Assets:
Prepayments and other current assets	$29.4	$28.8
Other non-current assets	38.0	32.9
Total insurance assets	$67.4	$61.7
Liabilities:
Accounts payable and accrued expenses	$29.4	$28.8
Other non-current liabilities	38.0	32.9
Total accrued liabilities	$67.4	$61.7

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

The Company's Board of Directors previously authorized the purchase of up to 19.8 million shares of the Company's common stock. At the Company's Board of Directors meeting held April 25, 2012, the Board of Directors authorized the additional purchase of up to 5 million shares of the Company's common stock, increasing the total shares authorized for purchase to 24.8 million shares. As of June 30, 2012, the Company had repurchased 20,169,252 shares under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 plans to facilitate share repurchase. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2012:

Issuer Repurchases of Equity Securities
Period	Total number of shares repurchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased
Month Ended April 30, 2012
Common Stock Repurchase Program	254,794	$79.72	254,794	7,031,648
Employee transactions	—	$—	—	—
Month Ended May 31, 2012
Common Stock Repurchase Program	2,100,900	$76.04	2,100,900	4,930,748
Employee transactions	70	$77.29	—	—
Month Ended June 30, 2012
Common Stock Repurchase Program	300,000	$67.30	300,000	4,630,748
Employee transactions	—	$—	—	—

Item 5. Other Information

The Company's Restated Certificate of Incorporation was amended with the approval of the Company's stockholders in April 2012 to eliminate any possibility of conflict between the Restated Certificate of Incorporation and the Company's Corporate Governance Guidelines that implemented a majority voting standard for the election of directors in uncontested elections since 2008. On July 25, 2012, the Board of Directors amended the Company's By-Laws to add the following language to Section 9 of Article II for the purpose of reconfirming the Company's majority voting standard: “The Corporate Governance Committee has established procedures under which any director who is not elected shall tender his or her resignation to the Board of Directors. The Corporate Governance Committee will make a recommendation to the Board of Directors on whether to accept or reject the resignation, or whether other action should be taken. The Board of Directors will act on the Corporate Governance Committee's recommendation and publicly disclose its decision and the rationale behind it within 90 days from the date of the certification of the election results.”

Item 6.	Exhibits

Exhibit 3.1	Restated Certificate of Incorporation of BorgWarner Inc., as amended

Exhibit 3.2	Amended and Restated By-Laws of BorgWarner Inc., as amended

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

Exhibit 32.1	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorgWarner Inc.

(Registrant)

By	/s/ Steven G. Carlson
(Signature)

Steven G. Carlson

Vice President and Controller
(Principal Accounting Officer)

Date: July 26, 2012