Form 10-Q
period 2012-09-30
BORGWARNER INC
filed 2012-10-31
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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
YES ☐  NO ☑
As of October 25, 2012, the registrant had 117,037,142 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(millions of dollars)	September 30, 2012	December 31, 2011
ASSETS
Cash	$621.5	$359.6
Receivables, net	1,261.4	1,183.0
Inventories, net	475.3	454.3
Deferred income taxes	33.8	58.5
Prepayments and other current assets	101.6	82.4
Total current assets	2,493.6	2,137.8

Property, plant and equipment, net	1,698.7	1,664.3
Investments and advances	380.7	345.3
Goodwill	1,172.3	1,186.2
Other non-current assets	601.2	625.0
Total assets	$6,346.5	$5,958.6

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$231.0	$196.3
Current portion of long-term debt	5.5	381.5
Accounts payable and accrued expenses	1,276.5	1,297.8
Income taxes payable	55.4	29.8
Total current liabilities	1,568.4	1,905.4

Long-term debt	866.3	751.3
Other non-current liabilities:
Retirement-related liabilities	449.3	457.0
Other	357.0	391.9
Total other non-current liabilities	806.3	848.9

Common stock	1.2	1.2
Capital in excess of par value	1,185.0	1,134.3
Retained earnings	2,490.0	2,110.3
Accumulated other comprehensive loss	(120.6)	(150.8)
Common stock held in treasury	(510.8)	(707.1)
Total BorgWarner Inc. stockholders’ equity	3,044.8	2,387.9
Noncontrolling interest	60.7	65.1
Total equity	3,105.5	2,453.0
Total liabilities and equity	$6,346.5	$5,958.6

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2012	2011	2012	2011
Net sales	$1,695.2	$1,791.8	$5,464.1	$5,341.0
Cost of sales	1,351.5	1,441.0	4,341.4	4,290.3
Gross profit	343.7	350.8	1,122.7	1,050.7

Selling, general and administrative expenses	151.0	151.4	473.1	474.2
Other (income) expense	29.7	0.6	67.4	(29.9)
Operating income	163.0	198.8	582.2	606.4

Equity in affiliates’ earnings, net of tax	(11.1)	(11.5)	(32.8)	(28.0)
Interest income	(1.0)	(1.3)	(3.7)	(3.5)
Interest expense and finance charges	5.0	18.5	32.7	57.4
Earnings before income taxes and noncontrolling interest	170.1	193.1	586.0	580.5

Provision for income taxes	64.2	46.4	190.2	137.1
Net earnings	105.9	146.7	395.8	443.4
Net earnings attributable to the noncontrolling interest, net of tax	4.8	5.1	16.1	15.3
Net earnings attributable to BorgWarner Inc.	$101.1	$141.6	$379.7	$428.1

Earnings per share — basic	$0.88	$1.30	$3.40	$3.91

Earnings per share — diluted	$0.85	$1.15	$3.15	$3.45

Weighted average shares outstanding:
Basic	114.299	108.779	111.619	109.391
Diluted	118.499	127.940	122.571	128.769

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2012	2011	2012	2011
Net earnings attributable to BorgWarner Inc.	$101.1	$141.6	$379.7	$428.1

Foreign currency translation adjustments
Foreign currency translation adjustments	47.4	(147.5)	1.5	(16.2)
Foreign currency loss reclassified into net earnings related to disposal activities	16.8	—	16.8	—
Net change in foreign currency translation adjustments	64.2	(147.5)	18.3	(16.2)

Hedge instrument adjustments
Market value change of hedge instruments	3.1	(4.4)	16.8	(19.7)
Income taxes associated with the market value change of hedge instruments	(0.6)	1.1	(4.9)	5.5
(Gain) loss reclassified into net earnings	(9.0)	0.6	(6.4)	1.4
Income taxes reclassified into net earnings	2.8	(0.4)	1.8	(0.9)
Net change in hedge instruments	(3.7)	(3.1)	7.3	(13.7)

Defined benefit post employment plans
Net unrecognized loss arising during the period	—	—	(0.7)	—
Income taxes associated with net unrecognized loss arising during the period	—	—	0.3	—
Amortization of prior service benefit and unrecognized loss into net earnings	2.4	2.0	6.8	5.8
Income taxes reclassified into net earnings	(0.9)	(0.7)	(2.3)	(2.0)
Acquisition	—	—	—	(5.4)
Income taxes associated with acquisition	—	—	—	1.4
Net change in defined benefit post employment plans	1.5	1.3	4.1	(0.2)

Other changes in comprehensive income, net of tax	—	—	0.5	0.2

Comprehensive income (loss)	163.1	(7.7)	409.9	398.2
Comprehensive income (loss) attributable to the noncontrolling interest	1.3	(4.1)	1.4	(1.4)
Comprehensive income (loss) attributable to BorgWarner Inc.	$164.4	$(11.8)	$411.3	$396.8

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(millions of dollars)	2012	2011
OPERATING
Net earnings	$395.8	$443.4
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	189.8	187.0
Amortization of intangible assets and other	21.5	23.1
Loss from disposal activities, net of cash paid	31.7	—
Restructuring expense, net of cash paid	25.5	—
Bond amortization	5.3	15.1
Stock-based compensation expense	41.0	16.4
Deferred income tax benefit	(0.4)	(24.1)
Equity in affiliates’ earnings, net of dividends received, and other	(15.9)	(21.8)
Net earnings adjusted for non-cash charges to operations	694.3	639.1
Changes in assets and liabilities:
Receivables	(81.5)	(192.3)
Inventories	(38.5)	(47.5)
Prepayments and other current assets	(18.9)	(12.1)
Accounts payable and accrued expenses	(2.1)	84.8
Income taxes payable	25.7	9.1
Other non-current assets and liabilities	(36.4)	(8.0)
Net cash provided by operating activities	542.6	473.1

INVESTING
Capital expenditures, including tooling outlays	(283.0)	(274.1)
Net proceeds from asset disposals	3.9	6.9
Payments for business acquired, net of cash acquired	—	(203.7)
Net proceeds from sale of business	56.8	2.1
Net cash used in investing activities	(222.3)	(468.8)

FINANCING
Net increase in notes payable	34.7	29.4
Additions to long-term debt, net of debt issuance costs	313.9	357.9
Repayments of long-term debt, including current portion	(203.6)	(196.3)
Payments for purchase of treasury stock	(200.3)	(268.8)
Proceeds from stock options exercised, including the tax benefit	49.9	43.7
Taxes paid on employees' restricted stock award vestings	(17.8)	(14.4)
Purchase of noncontrolling interest	(7.4)	(29.4)
Capital contribution from noncontrolling interest	—	19.5
Dividends paid to noncontrolling stockholders	(20.5)	(10.1)
Net cash used in financing activities	(51.1)	(68.5)
Effect of exchange rate changes on cash	(7.3)	(8.7)
Net increase (decrease) in cash	261.9	(72.9)
Cash at beginning of year	359.6	449.9
Cash at end of period	$621.5	$377.0

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$44.7	$49.2
Income taxes	122.0	116.6
Non-cash investing transactions:
Liabilities assumed from business acquired	—	5.3
Non-cash financing transactions:
Debt assumed from business acquired	—	5.9

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet as of December 31, 2011 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2012	2011	2012	2011
Gross R&D expenditures	$75.6	$69.5	$228.5	$214.7
Customer reimbursements	(11.2)	(11.1)	(29.8)	(30.6)
Net R&D expenditures	$64.4	$58.4	$198.7	$184.1

The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of annual net R&D expenditures in any of the periods presented.

(3) Other (Income) Expense

Items included in other (income) expense consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2012	2011	2012	2011
Loss from disposal activities	$1.8	$—	$39.7	$—
Restructuring expense	27.4	—	27.4	—
Patent infringement settlement, net of legal costs incurred	—	—	—	(29.1)
Other	0.5	0.6	0.3	(0.8)
Other (income) expense	$29.7	$0.6	$67.4	$(29.9)

During the second quarter of 2012, the Company signed a Master Purchase Agreement to sell its spark plug business to Federal-Mogul Corporation. As a result, the Company recorded expense of $37.9 million primarily to write-down prior purchase price accounting adjustments included within the disposal group. These purchase price accounting adjustments were originally reported in the Engine segment and related to the BERU acquisition. During the third quarter of 2012, the Company recorded expense of $1.8 million primarily related to working capital adjustments associated with the completion of the sale of its spark plug business and received $55.2 million in cash, which is classified as an investing activity within the Condensed Consolidated Statement of Cash Flows. The Company also recorded restructuring expense of $27.4 million in the third quarter of 2012 primarily associated with the disposal and future requirements of BERU's on-going business, which included $16.9 million of employee termination benefits and $10.5 million of other charges, primarily related to the write-down of certain assets. The Company expects to pay all employee termination benefits in the next 12 months.

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

At September 30, 2012, the Company estimated its U.S. GAAP effective tax rate to be approximately 31% for the year ending December 31, 2012. This rate includes net tax expense of $3.5 million associated with the loss from disposal activities and restructuring expense recorded during the third quarter of 2012. The $3.5 million net expense is comprised of $11.2 million tax expense resulting from the completion of the disposal, partially offset by a tax benefit of $7.7 million associated with the restructuring expense. For the nine months ended September 30, 2012, the net tax benefit associated with the loss from disposal activities and restructuring expense was $2.0 million. The 31% U.S. GAAP effective tax rate also includes additional tax expense of $15.9 million resulting from other tax adjustments. These other tax adjustments include $8.2 million of tax expense primarily resulting from the settlement of certain tax audits and $7.7 million of tax expense associated with the Company's second quarter 2012 decision to change its cash repatriation assertion for some of its foreign subsidiaries.

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

At September 30, 2011, the Company estimated its U.S. GAAP effective tax rate to be approximately 24% for the year ending December 31, 2011. This rate included $11.0 million of additional tax expense associated with the Company's patent infringement settlement and a tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits.

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

(5) Inventories, net

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	September 30,	December 31,
(millions of dollars)	2012	2011
Raw material and supplies	$276.6	$254.4
Work in progress	85.1	90.9
Finished goods	131.9	124.3
FIFO inventories	493.6	469.6
LIFO reserve	(18.3)	(15.3)
Inventories, net	$475.3	$454.3

(6) Property, Plant and Equipment, net

	September 30,	December 31,
(millions of dollars)	2012	2011
Land and buildings	$695.9	$687.9
Machinery and equipment	2,201.6	2,006.9
Capital leases	2.4	2.3
Construction in progress	229.1	206.8
Total property, plant and equipment, gross	3,129.0	2,903.9
Less: accumulated depreciation	(1,534.4)	(1,343.9)
Property, plant and equipment, net, excluding tooling	1,594.6	1,560.0
Tooling, net of amortization	104.1	104.3
Property, plant and equipment, net	$1,698.7	$1,664.3

As of September 30, 2012 and December 31, 2011, accounts payable of $19.9 million and $48.9 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the nine months ended September 30, 2012 and 2011 were $13.5 million and $9.0 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(millions of dollars)	2012	2011
Beginning balance, January 1	$72.7	$66.8
Acquisition	—	4.5
Provisions	23.1	38.6
Payments	(31.9)	(33.2)
Translation adjustment	0.2	(1.2)
Ending balance, September 30	$64.1	$75.5

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
(millions of dollars)	2012	2011
Accounts payable and accrued expenses	$32.5	$38.6
Other non-current liabilities	31.6	34.1
Total product warranty liability	$64.1	$72.7

(8) Notes Payable and Long-Term Debt

As of September 30, 2012 and December 31, 2011, the Company had short-term and long-term debt outstanding as follows:

	September 30,	December 31,
(millions of dollars)	2012	2011
Short-term debt
Short-term borrowings	$151.0	$116.3
Receivables securitization	80.0	80.0
Total short-term debt	$231.0	$196.3

Long-term debt
3.50% Convertible senior notes due 04/15/12	$—	$368.5
5.75% Senior notes due 11/01/16 ($150 million par value)	149.5	149.5
8.00% Senior notes due 10/01/19 ($134 million par value)	133.9	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	247.9	247.7
7.125% Senior notes due 02/15/29 ($121 million par value)	119.4	119.3
Multi-currency revolving credit facility	180.0	70.0
Term loan facilities and other	19.9	19.8
Unamortized portion of debt derivatives	21.2	24.1
Total long-term debt	871.8	1,132.8
Less: current portion	5.5	381.5
Long-term debt, net of current portion	$866.3	$751.3

The weighted average interest rate on all borrowings outstanding as of September 30, 2012 and December 31, 2011 was 4.3% and 5.9%, respectively.

The Company's $650 million multi-currency revolving credit facility, which includes a feature that allows the Company's borrowings to be increased to $1 billion, provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants as part of the credit agreement. These covenants are a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at September 30, 2012 and expects to remain compliant in future periods. At September 30, 2012 and December 31, 2011, the Company had outstanding borrowings of $180.0 million and $70.0 million, respectively, under this facility.

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

The total interest expense related to the convertible senior notes in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2012	2011	2012	2011
Interest expense	$—	$8.3	$9.0	$24.6
Non-cash portion	$—	$5.0	$5.3	$14.8

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

During the third quarter of 2012, the Company settled the majority of the warrants included in the bond hedge overlay, delivering approximately 4.4 million shares of its common stock held in treasury, resulting in a decrease to common stock held in treasury of $301.0 million offset by a decrease to capital in excess of par value of $301.0 million. Subsequent to the Balance Sheet date, during the fourth quarter of 2012, the Company delivered approximately 0.5 million shares of its common stock held in treasury, which will result in a decrease to common stock held in treasury of $37.5 million offset by a decrease to capital in excess of par value of $37.5 million. As of October 12, 2012, the warrant portion of the bond hedge overlay was completely settled.

As of September 30, 2012 and December 31, 2011, the estimated fair values of the Company’s senior unsecured notes totaled $773.9 million and $1,454.4 million, respectively. The estimated fair values were $123.2 million and $435.5 million higher at September 30, 2012 and December 31, 2011, respectively, than their carrying values. The carrying value of the Company's multi-currency revolving credit facility is equal to its fair value. Fair market values are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $55.8 million and $58.5 million at September 30, 2012 and December 31, 2011, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

		Basis of fair value measurements
(millions of dollars)	Balance at September 30, 2012	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$8.1	$—	$8.1	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$39.3	$—	$39.3	$—	C
Liabilities:
Foreign currency contracts	$0.5	$—	$0.5	$—	A
Commodity contracts	$—	$—	$—	$—	A
Net investment hedge contracts	$79.7	$—	$79.7	$—	A

The following table classifies the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2011	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$2.7	$—	$2.7	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$21.3	$—	$21.3	$—	C
Liabilities:
Foreign currency contracts	$2.9	$—	$2.9	$—	A
Net investment hedge contracts	$85.0	$—	$85.0	$—	A

(10) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At September 30, 2012, the Company had no derivative contracts that contained credit risk related contingent features.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At September 30, 2012 and December 31, 2011, the following cross-currency swaps were outstanding:

	Cross-currency swaps
(in millions)	Notional in USD	Notional in local currency	Duration
Floating $ to floating €	$75.0	€58.5	Oct - 19
Floating $ to floating ¥	$150.0	¥17,581.5	Nov - 16

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At September 30, 2012 and December 31, 2011, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged September 30, 2012	Volume hedged December 31, 2011	Units of measure	Duration
Natural gas	113,406	—	MMBtu	Dec - 12

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

As of September 30, 2012 and December 31, 2011, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency September 30, 2012	Notional in traded currency December 31, 2011	Duration
British pound	Euro	37.8	64.8	Dec - 13
Euro	British pound	1.9	7.0	Dec - 12
Euro	Hungarian forint	10,650.0	5,400.0	Nov - 13
Euro	Japanese Yen	829.6	—	Dec - 13
Euro	Polish zloty	29.8	24.5	Dec - 12
Euro	US dollar	12.5	16.1	Dec - 13
Japanese yen	US dollar	2.0	7.4	Dec - 12
Korean won	Euro	38.0	34.5	Dec - 14
Korean won	US dollar	3.6	2.4	Dec - 12
Mexican peso	Euro	3.7	9.2	Dec - 12
Mexican peso	US dollar	28.0	40.7	Dec - 13
Swedish Krona	Euro	2.1	6.1	Dec - 12
US dollar	Euro	1.2	3.0	Dec - 12
US dollar	Indian Rupee	174.5	—	Dec - 13
US dollar	Japanese yen	3,000.0	3,000.0	Dec - 12

At September 30, 2012 and December 31, 2011, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(millions of dollars)	Location	September 30, 2012	December 31, 2011	Location	September 30, 2012	December 31, 2011
Foreign currency contracts	Prepayments and other current assets	$6.9	$2.6	Accounts payable and accrued expenses	$0.4	$2.4
	Other non-current assets	$1.2	$0.1	Other non-current liabilities	$0.1	$0.5
Commodity contracts	Prepayments and other current assets	$—	$—	Accounts payable and accrued expenses	$—	$—
Net investment hedge contracts	Other non-current assets	$—	$—	Other non-current liabilities	$79.7	$85.0

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

The table below shows deferred gains and losses at the end of the period reported in AOCI and amounts expected to be reclassified to income within one year or less. The gain or loss expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at September 30, 2012 market rates.

(millions of dollars)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2012	December 31, 2011
Foreign currency	$6.3	$(0.6)	$5.2
Commodity	—	—	—
Net investment hedges	(75.4)	(78.9)	—
Total	$(69.1)	$(79.5)	$5.2

Net investment hedges are derivative contracts entered into to hedge against exchange rate movements that affect the overall value of net investments in foreign entities. Gains and losses on net investment hedges are recorded in AOCI and are used to offset equivalent gains or losses in the value of net investments that are recorded in translation gains and losses which is also a component of AOCI. Net investment hedges, designated under ASC Topic 815, held during the period resulted in the following gains or losses recorded in income:

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	September 30, 2012	September 30, 2011	Location	September 30, 2012	September 30, 2011
Cross-currency swap	Interest expense	$—	$—	Interest expense	$3.9	$0.3

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Nine Months Ended			Nine Months Ended
Contract Type	Location	September 30, 2012	September 30, 2011	Location	September 30, 2012	September 30, 2011
Cross-currency swap	Interest expense	$—	$—	Interest expense	$1.7	$2.1

Cash flow hedges are derivative contracts entered into to hedge against fluctuations in foreign exchange rates and commodity prices. The effective portion of gains or losses exactly offsets gains or losses in the underlying transactions that they were designated to hedge, and are recorded on the same line in the statement of operations. Ineffectiveness resulting from imperfect matches between changes in value of hedge contracts and changes in value of the underlying transactions are immediately recognized in income. Cash flow hedges, designated under ASC Topic 815, held during the period resulted in the following gains and losses recorded in income:

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	September 30, 2012	September 30, 2011	Location	September 30, 2012	September 30, 2011
Foreign currency	Sales	$2.4	$(0.8)	SG&A expense	$—	$—
Foreign currency	Cost of goods sold	1.4	(0.1)	SG&A expense	—	—
Foreign currency	SG&A expense	—	0.4	SG&A expense	—	—
Commodity	Cost of goods sold	—	(0.1)	Cost of goods sold	—	—

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Nine Months Ended			Nine Months Ended
Contract Type	Location	September 30, 2012	September 30, 2011	Location	September 30, 2012	September 30, 2011
Foreign currency	Sales	$3.9	$(1.6)	SG&A expense	$—	$—
Foreign currency	Cost of goods sold	2.5	(0.7)	SG&A expense	—	—
Foreign currency	SG&A expense	—	1.0	SG&A expense	—	—
Commodity	Cost of goods sold	—	(0.1)	Cost of goods sold	—	—

At September 30, 2012, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

(11) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other post employment benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2012 range from $30 million to $40 million, of which $14.6 million has been contributed through the first nine months of the year. Included in the Company's estimated 2012 contributions is $15 million related to the Company's March 24, 2010 settlement agreement with the Pension Benefit Guaranty Corporation regarding the closure of the Company's BorgWarner Diversified Transmission Products Plant in Muncie, Indiana. The Company anticipates making the $15 million required contribution in December of 2012. The other post employment benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other post employment benefits
(millions of dollars)	2012		2011		2012	2011
Three Months Ended September 30,	US	Non-US	US	Non-US
Service cost	$—	$2.2	$—	$2.7	$0.1	$0.2
Interest cost	3.6	4.2	4.0	4.3	2.5	2.9
Expected return on plan assets	(4.7)	(2.3)	(5.2)	(2.8)	—	—
Amortization of unrecognized prior service benefit	(0.2)	—	(0.2)	—	(1.6)	(1.7)
Amortization of unrecognized loss	2.0	0.4	1.7	0.2	1.8	2.0
Net periodic benefit cost	$0.7	$4.5	$0.3	$4.4	$2.8	$3.4

	Pension benefits				Other post employment benefits
(millions of dollars)	2012		2011		2012	2011
Nine Months Ended September 30,	US	Non-US	US	Non-US
Service cost	$—	$6.8	$—	$7.9	$0.4	$0.5
Interest cost	10.8	12.9	12.1	13.3	7.6	8.8
Expected return on plan assets	(14.1)	(6.9)	(15.6)	(8.5)	—	—
Amortization of unrecognized prior service benefit	(0.6)	—	(0.6)	—	(4.8)	(5.1)
Amortization of unrecognized loss	6.1	0.9	4.9	0.6	5.2	6.0
Net periodic benefit cost	$2.2	$13.7	$0.8	$13.3	$8.4	$10.2

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

Stock options A summary of the Company’s stock option activity for the nine months ended September 30, 2012 is as follows:

	Shares under option (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at December 31, 2011	2,220	$29.36	4.1	$76.3
Exercised	(602)	$26.97
Outstanding and exercisable at March 31, 2012	1,618	$30.19	4.0	$87.6
Exercised	(31)	$28.14
Outstanding and exercisable at June 30, 2012	1,587	$30.23	3.7	$56.1
Exercised	(105)	$27.26
Outstanding and exercisable at September 30, 2012	1,482	$30.43	3.6	$57.3

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

The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2012, restricted stock in the amount of 328,138 shares was granted to employees under the 2004 Stock Incentive Plan. In 2012, restricted stock in the amount of 9,677 shares was granted to non-employee directors under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in equity and is amortized as compensation expense over the restriction periods.

Restricted stock compensation expense recorded in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2012	2011	2012	2011
Restricted stock compensation expense	$5.0	$3.4	$14.9	$11.0
Restricted stock compensation expense, net of tax	$3.7	$2.6	$10.9	$8.4

A summary of the Company’s nonvested restricted stock for the nine months ended September 30, 2012 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at December 31, 2011	1,430	$39.02
Granted	327	$78.27
Vested	(631)	$26.42
Forfeited	(23)	$42.49
Nonvested at March 31, 2012	1,103	$57.79
Granted	11	$82.33
Vested	(25)	$38.82
Forfeited	(4)	$58.72
Nonvested at June 30, 2012	1,085	$58.47
Vested	(8)	$45.88
Forfeited	(21)	$55.83
Nonvested at September 30, 2012	1,056	$58.62

Performance share plans The 2004 Stock Incentive Plan provides for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company's performance in terms of total shareholder return relative to a peer group of automotive companies. In the first quarter of 2012, the Company modified all outstanding Performance Share Award Agreements to allow for the payment of these awards entirely in the Company's common stock, rather than 40% in cash and 60% in the Company's common stock. Using the lattice model (Monte Carlo simulation) at the date of modification, the Company determined the first quarter 2012 compensation expense associated with the modification to be negligible. Within the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011, the Company's $15.1 million of expense associated with the 40% cash portion of the award was included in the changes in accounts payable and accrued expenses and other non-current assets and liabilities line items.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities with a balance of $4.7 million and $10.4 million at September 30, 2012 and at December 31, 2011, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of both September 30, 2012 and December 31, 2011, the Company had approximately 16,000 pending asbestos-related product liability claims. Of the approximately 16,000 outstanding claims at September 30, 2012, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2012, of the approximately 2,200 claims resolved, 233 (11%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2011, of the approximately 1,800 claims resolved, 288 (16%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies against the Company and certain of its historical general liability insurers. The court has issued a number of interim rulings and discovery is continuing. The Company has entered into settlement agreements with some of its insurance carriers, resolving their coverage disputes by agreeing to pay specified amounts to the Company. The Company is vigorously pursuing the litigation against the remaining insurers.

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

To date, the Company has paid and accrued $223.5 million in defense and indemnity in advance of insurers' reimbursement and has received $124.8 million in cash and notes from insurers. The net balance of $98.7 million, is expected to be fully recovered, of which approximately $29.0 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2011, insurers owed $109.8 million in association with these claims.

In addition to the $98.7 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $73.6 million for claims asserted, but not yet resolved and their related defense costs at September 30, 2012. The Company also has a related asset of $73.6 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company's experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to above. At December 31, 2011, the comparable value of the insurance asset and accrued liability was $61.7 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	September 30, 2012	December 31, 2011
Assets:
Prepayments and other current assets	$31.5	$28.8
Other non-current assets	42.1	32.9
Total insurance assets	$73.6	$61.7
Liabilities:
Accounts payable and accrued expenses	$31.5	$28.8
Other non-current liabilities	42.1	32.9
Total accrued liabilities	$73.6	$61.7

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

In conjunction with the convertible senior note offering, the Company entered into a bond hedge overlay, including both call options and warrants. On April 16, 2012, the Company settled the call option portion of bond hedge overlay, receiving approximately 6.5 million shares, which reduced the weighted average basic and dilutive shares outstanding. Prior to the settlement, if the Company's weighted average share price exceeded $32.82 per share, the call options were anti-dilutive. The Company settled the majority of the warrants included in the bond hedge overlay, delivering approximately 4.4 million shares of its common stock held in treasury during the third quarter of 2012. Prior to settlement, if the Company's weighted-average share price exceeded $38.61 per share, the warrants were dilutive to the Company's earnings.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2012	2011	2012	2011
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$101.1	$141.6	$379.7	$428.1
Weighted average shares of common stock outstanding	114.299	108.779	111.619	109.391
Basic earnings per share of common stock	$0.88	$1.30	$3.40	$3.91

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$101.1	$141.6	$379.7	$428.1
Adjustment for net interest expense on convertible notes	—	5.4	5.8	16.0
Diluted net earnings attributable to BorgWarner Inc.	$101.1	$147.0	$385.5	$444.1

Weighted average shares of common stock outstanding	114.299	108.779	111.619	109.391

Effect of 3.50% convertible senior notes	—	11.389	4.429	11.389
Effect of warrant	2.208	5.158	4.507	5.332
Effect of stock-based compensation	1.992	2.614	2.016	2.657
Total dilutive effect on weighted average shares of common stock outstanding	4.200	19.161	10.952	19.378

Weighted average shares of common stock outstanding including dilutive shares	118.499	127.940	122.571	128.769
Diluted earnings per share of common stock	$0.85	$1.15	$3.15	$3.45

Total anti-dilutive shares:
Call options	—	6.092	2.586	6.240

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

Net Sales by Reporting Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2012	2011	2012	2011
Engine	$1,168.0	$1,258.2	$3,745.8	$3,805.5
Drivetrain	534.4	538.7	1,739.7	1,550.8
Inter-segment eliminations	(7.2)	(5.1)	(21.4)	(15.3)
Net sales	$1,695.2	$1,791.8	$5,464.1	$5,341.0

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2012	2011	2012	2011
Engine	$184.1	$188.2	$604.4	$571.5
Drivetrain	44.1	43.5	159.9	114.4
Adjusted EBIT	228.2	231.7	764.3	685.9
Loss from disposal activities	1.8	—	39.7	—
Restructuring expense	27.4	—	27.4	—
Patent infringement settlement, net of legal costs incurred	—	—	—	(29.1)
Corporate, including equity in affiliates' earnings and stock-based compensation	24.9	21.4	82.2	80.6
Interest income	(1.0)	(1.3)	(3.7)	(3.5)
Interest expense and finance charges	5.0	18.5	32.7	57.4
Earnings before income taxes and noncontrolling interest	170.1	193.1	586.0	580.5
Provision for income taxes	64.2	46.4	190.2	137.1
Net earnings	105.9	146.7	395.8	443.4
Net earnings attributable to the noncontrolling interest, net of tax	4.8	5.1	16.1	15.3
Net earnings attributable to BorgWarner Inc.	$101.1	$141.6	$379.7	$428.1

Total Assets

(millions of dollars)	September 30, 2012	December 31, 2011
Engine	$3,343.8	$3,329.0
Drivetrain	1,628.3	1,562.8
Total	4,972.1	4,891.8
Corporate (a)	1,374.4	1,066.8
Total assets	$6,346.5	$5,958.6
____________________________________

(a)	Corporate assets include investments and advances and deferred income taxes.

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

In July 2012, the FASB amended ASC Topic 350, "Intangibles - Goodwill and Other," allowing companies to first assess qualitative factors to determine whether it is more-likely-than-not an indefinite-lived intangible asset is impaired. If the Company concludes it is more-likely-than-not the indefinite-lived intangible asset is not impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, it is required to perform the quantitative impairment test described in ASC Topic 350. This guidance is effective for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company plans to adopt this standard for the year ending December 31, 2012. The Company anticipates the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

(17) Recent Transactions

BorgWarner BERU Systems Korea Co., Ltd.

During the third quarter of 2012, the Company purchased an additional 29% of BorgWarner BERU Systems Korea Co., Ltd. for $7.4 million in cash, which has been classified as a financing activity within the Condensed Consolidated Statement of Cash Flows. In accordance with ASC Topic 810,"Consolidation," the Company reduced its noncontrolling interest balance by $4.0 million and reduced capital in excess of par value by $3.4 million. As a result of this transaction, the Company now owns 80% of BorgWarner BERU Systems Korea Co., Ltd.

Spark Plug Business

During the second quarter of 2012, the Company signed a Master Purchase Agreement to sell its spark plug business to Federal-Mogul Corporation. This sale was completed during the third quarter of 2012. Refer to the Other (Income) Expense footnote for further detail.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Net sales for the three months ended September 30, 2012 totaled $1,695.2 million, a 5.4% decrease from the three months ended September 30, 2011. Excluding the impact of the fourth quarter 2011 dispositions and the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 2%. This increase occurred while light vehicle production was up 2% worldwide, primarily driven by a 14% increase in North America and a 3% increase in Asia, partially offset by a 6% decrease in Europe from the previous year's third quarter.

Cost of sales as a percentage of net sales decreased to 79.7% in the third quarter of 2012 from 80.4% in the third quarter 2011. Gross profit and gross margin were $343.7 million and 20.3% for the third quarter of 2012 as compared to $350.8 million and 19.6% for the third quarter 2011. The Company's material cost of sales was approximately 50% of net sales in both the third quarter of 2012 and 2011. The Company's remaining cost to convert raw material to finished product (conversion cost) improved compared to the third quarter of 2011.

Selling, general and administrative (“SG&A”) expenses decreased $0.4 million to $151.0 million from $151.4 million and increased as a percentage of net sales to 8.9% from 8.4% from the third quarter 2011. Net research and development ("R&D") expenses, which are included in SG&A expenses, increased $6.0 million to $64.4 million from $58.4 million as compared to the third quarter of 2011. As a percentage of net sales, R&D expenses were 3.8% and 3.3% in the third quarters of 2012 and 2011, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense of $29.7 million for the third quarter of 2012 includes $1.8 million of expense primarily related to working capital adjustments associated with the completion of the Company's sale of its spark plug business and $27.4 million of restructuring expense primarily associated with the disposal and future requirements of BERU's on-going business, which included $16.9 million of employee termination benefits and $10.5 million of other charges, primarily related to the write-down of certain assets.

Equity in affiliates’ earnings was $11.1 million and $11.5 million in the third quarters of 2012 and 2011, respectively.

Interest expense and finance charges of $5.0 million decreased $13.5 million as compared with the third quarter of 2011 primarily due to the April 2012 settlement of the Company's convertible senior notes, the ineffectiveness of cross-currency swaps and higher capitalized interest associated with increased long-term capital projects.

At September 30, 2012, the Company estimated its U.S. GAAP effective tax rate to be approximately 31% for the year ending December 31, 2012. This rate includes net tax expense of $3.5 million associated with the loss from disposal activities and restructuring expense recorded during the third quarter of 2012. The $3.5 million net expense is comprised of $11.2 million tax expense resulting from the completion of the disposal, partially offset by a tax benefit of $7.7 million associated with the restructuring expense. For the nine months ended September 30, 2012, the net tax benefit associated with the loss from disposal activities and restructuring expense was $2.0 million. The 31% U.S. GAAP effective tax rate also includes tax expense of $15.9 million resulting from other tax adjustments. These other tax adjustments include $8.2 million of additional tax expense primarily resulting from the settlement of certain tax audits and $7.7 million of tax expense associated with the Company's second quarter 2012 decision to change its cash repatriation assertion for some of its foreign subsidiaries. The Company's estimated annual effective tax rate for on-going business operations for 2012 is 27%.

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

At September 30, 2011, the Company estimated its U.S. GAAP effective tax rate to be approximately 24% for the year ending December 31, 2011. This rate included $11.0 million of additional tax expense associated with the Company's patent infringement settlement and a tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits.

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

The Company’s earnings per diluted share were $0.85 and $1.15 in the third quarter of 2012 and 2011, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended September 30,
	2012	2011
Non-comparable items:
Loss from disposal activities	$(0.11)	$—
Restructuring expense	(0.17)	—
Tax adjustments	(0.06)	—
Total impact of non-comparable items per share — diluted	$(0.34)	$—

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Net sales for the nine months ended September 30, 2012 totaled $5,464.1 million, a 2.3% increase from the nine months ended September 30, 2011. Excluding the impact of the first quarter 2011 acquisition of Haldex Traction Holding AB, fourth quarter 2011 dispositions and the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 8%. This increase occurred while light vehicle production was up 7% worldwide, primarily driven by a 20% increase in North America and a 35% increase in Japan, partially offset by a 4% decrease in Europe from the nine months ended September 30, 2011.

Cost of sales as a percentage of net sales decreased to 79.5% in the nine months ended September 30, 2012 from 80.3% in the nine months ended September 30, 2011. Gross profit and gross margin were $1,122.7 million and 20.5% in the nine months ended September 30, 2012 as compared to $1,050.7 million and 19.7% in the nine months ended September 30, 2011. The Company's material cost of sales was approximately 50% of net sales in both the nine months ended September 30, 2012 and 2011. The Company's remaining cost to convert raw material to finished product (conversion cost) improved compared to the nine months ended September 30, 2011.

SG&A expenses for the nine months ended September 30, 2012 decreased $1.1 million to $473.1 million from $474.2 million, and decreased as a percentage of net sales to 8.7% from 8.9% in the nine months ended September 30, 2011. R&D expenses, which are included in SG&A expenses, increased $14.6 million to $198.7 million from $184.1 million as compared to the nine months ended September 30, 2011. As a percentage of net sales, R&D expenses were 3.6% and 3.4% in the nine months ended September 30, 2012 and 2011, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense of $67.4 million for the nine months ended September 30, 2012 includes a $39.7 million loss from disposal activities as a result of the Company's sale of its spark plug business to Federal-Mogul Corporation. This loss primarily relates to purchase price accounting adjustments originally recorded in the Engine segment and related to the BERU acquisition. During the third quarter of 2012, the Company recorded $27.4 million of restructuring expense primarily associated with the disposal and future requirements of BERU's on-going business, which included $16.9 million of employee termination benefits and $10.5 million of other charges, primarily related to the write-down of certain assets. Other income of $29.9 million for the nine months ended September 30, 2011 was primarily comprised of a patent infringement settlement. As a result of the settlement, Honeywell paid $32.5 million for a paid up license to use the asserted BorgWarner patents. During 2011, the Company incurred $3.4 million in legal costs related to this lawsuit and after deducting these costs, the Company recorded a net gain of $29.1 million.

Equity in affiliates’ earnings of $32.8 million increased $4.8 million as compared with the nine months ended September 30, 2011 primarily due to year over year growth in the Japanese auto market resulting in improved earnings from the Company's 50% interest in NSK-Warner.

Interest expense and finance charges of $32.7 million decreased $24.7 million as compared with the nine months ended September 30, 2011 primarily due to the April 2012 settlement of the Company's convertible senior notes and higher capitalized interest associated with increased long-term capital projects.

At September 30, 2012, the Company estimated its U.S. GAAP effective tax rate to be approximately 31% for the year ending December 31, 2012. This rate includes net tax expense of $3.5 million associated with the loss from disposal activities and restructuring expense recorded during the third quarter of 2012. The $3.5 million net expense is comprised of $11.2 million tax expense resulting from the completion of the disposal, partially offset by a tax benefit of $7.7 million associated with the restructuring expense. For the nine months ended September 30, 2012, the net tax benefit associated with the loss from disposal activities and restructuring expense was $2.0 million. The 31% U.S. GAAP effective tax rate also includes tax expense of $15.9 million resulting from other tax adjustments. These other tax adjustments include $8.2 million of additional tax expense primarily resulting from the settlement of certain tax audits and $7.7 million of tax expense associated with the Company's second quarter 2012 decision to change its cash repatriation assertion for some of its foreign subsidiaries. The Company's estimated annual effective tax rate for on-going business operations for 2012 is 27%.

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

At September 30, 2011, the Company estimated its U.S. GAAP effective tax rate to be approximately 24% for the year ending December 31, 2011. This rate included $11.0 million of additional tax expense associated with the Company's patent infringement settlement and a tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits.

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

The Company’s earnings per diluted share were $3.15 and $3.45 in the nine months ended September 30, 2012 and 2011, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Nine Months Ended September 30,
	2012	2011
Non-comparable items:
Loss from disposal activities	$(0.37)	$—
Restructuring expense	(0.17)	—
Patent infringement settlement, net of legal costs incurred	—	0.14
Tax adjustments	(0.13)	0.05
Total impact of non-comparable items per share — diluted	$(0.67)	$0.19

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

Net Sales by Reporting Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2012	2011	2012	2011
Engine	$1,168.0	$1,258.2	$3,745.8	$3,805.5
Drivetrain	534.4	538.7	1,739.7	1,550.8
Inter-segment eliminations	(7.2)	(5.1)	(21.4)	(15.3)
Net sales	$1,695.2	$1,791.8	$5,464.1	$5,341.0

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2012	2011	2012	2011
Engine	$184.1	$188.2	$604.4	$571.5
Drivetrain	44.1	43.5	159.9	114.4
Adjusted EBIT	228.2	231.7	764.3	685.9
Loss from disposal activities	1.8	—	39.7	—
Restructuring expense	27.4	—	27.4	—
Patent infringement settlement, net of legal costs incurred	—	—	—	(29.1)
Corporate, including equity in affiliates' earnings and stock-based compensation	24.9	21.4	82.2	80.6
Interest income	(1.0)	(1.3)	(3.7)	(3.5)
Interest expense and finance charges	5.0	18.5	32.7	57.4
Earnings before income taxes and noncontrolling interest	170.1	193.1	586.0	580.5
Provision for income taxes	64.2	46.4	190.2	137.1
Net earnings	105.9	146.7	395.8	443.4
Net earnings attributable to the noncontrolling interest, net of tax	4.8	5.1	16.1	15.3
Net earnings attributable to BorgWarner Inc.	$101.1	$141.6	$379.7	$428.1

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

The Engine segment net sales decreased $90.2 million, or 7.2%, from the third quarter 2011. Excluding the impact of fourth quarter 2011 dispositions and weakening foreign currencies, primarily the Euro, net sales increased approximately 1% from the third quarter 2011. This increase was primarily due to growth in turbocharger sales in Asia and North America and engine timing systems sales in Asia, partially offset by volume declines in Europe related to the economic slowdown in that region. The Engine segment Adjusted EBIT margin was 15.8% in the third quarter 2012 up from 15.0% in the third quarter 2011. The Adjusted EBIT margin increase was primarily driven by continued cost management.

The Drivetrain segment net sales decreased $4.3 million, or 0.8%, from the third quarter 2011. Excluding the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 5% from the third quarter of 2011. This increase was primarily due to strong all-wheel drive system sales around the world, primarily in North America. The Drivetrain segment Adjusted EBIT margin was 8.3% in the third quarter 2012 up from 8.1% in the third quarter 2011. The Adjusted EBIT margin increase was primarily due to strong all-wheel drive system sales around the world, primarily in North America, operational improvements and continued cost management.

Corporate represents headquarters' expenses not directly attributable to the individual segments, expenses associated with divested operations and equity in affiliates' earnings. The net expense increased $3.5 million from the third quarter 2011 primarily due to increased stock-based compensation.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

The Engine segment net sales decreased $59.7 million, or 1.6%, from the nine months ended September 30, 2011. Excluding the impact of the fourth quarter 2011 dispositions and weakening foreign currencies, primarily the Euro, net sales increased approximately 5% from the nine months ended September 30, 2011. This increase was primarily driven by global growth in most major product groups. The Engine segment Adjusted EBIT margin was 16.1% in the nine months ended September 30, 2012 up from 15.0% in the nine months ended September 30, 2011. The Adjusted EBIT margin increase was primarily driven by global growth in most major product groups and continued cost management.

The Drivetrain segment net sales increased $188.9 million, or 12.2%, from the nine months ended September 30, 2011. Excluding the acquisition of Haldex Traction AB and the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 16% from the nine months ended September 30, 2011. This increase was primarily driven by strong global growth in all major product groups. The Drivetrain segment Adjusted EBIT margin was 9.2% in the nine months ended September 30, 2012 up from 7.4% in the nine months ended September 30, 2011. The Adjusted EBIT margin increase was primarily driven by strong global growth in all major product groups, operational improvements and continued cost management.

Outlook for 2012

Based on weakening global economic conditions, particularly in Europe, our overall outlook for 2012 is cautious. The Company expects global production volumes to be higher in 2012 compared with 2011. In Europe, our largest market, we expect production volumes to decline in 2012 compared with 2011. However, we expect that higher adoption rates of BorgWarner products around the world will result in sales growth for the Company in 2012.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At September 30, 2012, the Company had $621.5 million of cash, including $617.8 million of cash held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States.

The Company's $650 million multi-currency revolving credit facility, which includes a feature that allows the Company's borrowings to be increased to $1 billion, provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants as part of the credit agreement. These covenants are a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at September 30, 2012 and expects to remain compliant in future periods. At September 30, 2012 and December 31, 2011, the Company had outstanding borrowings of $180.0 million and $70.0 million, respectively, under this facility.

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

During the third quarter of 2012, the Company settled the majority of the warrants included in the bond hedge overlay, delivering approximately 4.4 million shares of its common stock held in treasury, resulting in a decrease to common stock held in treasury of $301.0 million offset by a decrease to capital in excess of par value of $301.0 million. Subsequent to the Balance Sheet date, during the fourth quarter of 2012, the Company delivered approximately 0.5 million shares of its common stock held in treasury, which will result in a decrease to common stock held in treasury of $37.5 million offset by a decrease to capital in excess of par value of $37.5 million. As of October 12, 2012, the warrant portion of the bond hedge overlay was completely settled.

The Company's debt net of cash to capital ratio was 13.4% at September 30, 2012 versus 28.3% at December 31, 2011.

In addition to the credit facility, the Company's universal shelf registration with the Securities and Exchange Commission has an unlimited amount of various debt and equity instruments which could be issued.

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

Net cash provided by operating activities increased $69.5 million to $542.6 million in the first nine months of 2012 from $473.1 million in the first nine months of 2011. This increase primarily reflects higher net earnings, excluding the loss from disposal and restructuring activities, net of cash paid, increased stock-based compensation expense and other changes in working capital during the first nine months of 2012 compared with the first nine months of 2011.

Net cash used in investing activities decreased $246.5 million to $222.3 million for the first nine months of 2012 from $468.8 million in the first nine months of 2011. This decrease is primarily due to the cash payment of $203.7 million made during the first quarter of 2011 for the acquisition of Haldex Traction AB. During the third quarter of 2012, the Company received cash proceeds of $55.2 million from the sale of its spark plug business, which was partially offset by increased capital expenditures. Capital expenditures, including tooling outlays, increased $8.9 million to $283.0 million in the first nine months of 2012 from $274.1 million in the first nine months of 2011. This increase is largely due to higher spending levels required to meet an increase in program launches around the world.

Net cash used in financing activities decreased $17.4 million to $51.1 million for the first nine months of 2012 from $68.5 million for the first nine months of 2011. The $17.4 million decrease primarily reflects a decrease in the purchase of treasury stock of $68.5 million partially offset by a decrease in net borrowings of $46.0 million.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities with a balance of $4.7 million and $10.4 million at September 30, 2012 and at December 31, 2011, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of both September 30, 2012 and December 31, 2011, the Company had approximately 16,000 pending asbestos-related product liability claims. Of the approximately 16,000 outstanding claims at September 30, 2012, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2012, of the approximately 2,200 claims resolved, 233 (11%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2011, of the approximately 1,800 claims resolved, 288 (16%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies against the Company and certain of its historical general liability insurers. The court has issued a number of interim rulings and discovery is continuing. The Company has entered into settlement agreements with some of its insurance carriers, resolving their coverage disputes by agreeing to pay specified amounts to the Company. The Company is vigorously pursuing the litigation against the remaining insurers.

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

To date, the Company has paid and accrued $223.5 million in defense and indemnity in advance of insurers' reimbursement and has received $124.8 million in cash and notes from insurers. The net balance of $98.7 million, is expected to be fully recovered, of which approximately $29.0 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2011, insurers owed $109.8 million in association with these claims.

In addition to the $98.7 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $73.6 million for claims asserted, but not yet resolved and their related defense costs at September 30, 2012. The Company also has a related asset of $73.6 million to recognize proceeds from the insurance carriers. Insurance carrier reimbursement of 100% is expected based on the Company's experience, its insurance contracts and decisions received to date in the declaratory judgment action referred to above. At December 31, 2011, the comparable value of the insurance asset and accrued liability was $61.7 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	September 30, 2012	December 31, 2011
Assets:
Prepayments and other current assets	$31.5	$28.8
Other non-current assets	42.1	32.9
Total insurance assets	$73.6	$61.7
Liabilities:
Accounts payable and accrued expenses	$31.5	$28.8
Other non-current liabilities	42.1	32.9
Total accrued liabilities	$73.6	$61.7

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

In July 2012, the FASB amended ASC Topic 350, "Intangibles - Goodwill and Other," allowing companies to first assess qualitative factors to determine whether it is more-likely-than-not an indefinite-lived intangible asset is impaired. If the Company concludes it is more-likely-than-not the indefinite-lived intangible asset is not impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, it is required to perform the quantitative impairment test described in ASC Topic 350. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company plans to adopt this standard for the year ending December 31, 2012. The Company anticipates the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

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

The Company's Board of Directors authorized the purchase of up to 24.8 million shares of the Company's common stock. As of September 30, 2012, the Company had repurchased 20,169,252 shares under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 plans to facilitate share repurchase. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2012:

Issuer Repurchases of Equity Securities
Period	Total number of shares repurchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased
Month Ended July 31, 2012
Common Stock Repurchase Program	—	$—	—	—
Employee transactions	2,228	$65.63	—	—
Month Ended September 30, 2012
Common Stock Repurchase Program	—	$—	—	—
Employee transactions	471	$67.29	—	—
____________________________________
NOTE: No purchases were made in August 2012.

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	XBRL Instance Document.**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
____________________________________
*Filed herwith.

**Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorgWarner Inc.

(Registrant)

By	/s/ Steven G. Carlson
(Signature)

Steven G. Carlson

Vice President and Controller
(Principal Accounting Officer)

Date: October 31, 2012