Form 10-K
period 2012-12-31
BORGWARNER INC
filed 2013-02-14
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K
ANNUAL REPORT

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the fiscal year ended December 31, 2012
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
  Yes  ☐    No  ☑
The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2012 (the last business day of the most recently completed second fiscal quarter) was approximately $7.4 billion.

As of February 8, 2013, the registrant had 115,639,856 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the BorgWarner Inc. Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III

BORGWARNER INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2012

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

PART I

ITEM 1. BUSINESS

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a Delaware corporation incorporated in 1987. We are a leading global supplier of highly engineered automotive systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles ("SUVs"), vans and light trucks). The Company's products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia and is an original equipment supplier to every major automotive OEM in the world.

Financial Information About Reporting Segments

Refer to Note 17, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about the Company's reporting segments.

Narrative Description of Reporting Segments

The Company reports its results under two reporting segments: Engine and Drivetrain. Net sales by reporting segment for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Engine	$4,913.0	$5,050.6	$4,060.8
Drivetrain	2,298.7	2,084.5	1,611.4
Inter-segment eliminations	(28.5)	(20.4)	(19.4)
Net sales	$7,183.2	$7,114.7	$5,652.8

The sales information presented above excludes the sales by the Company's unconsolidated joint ventures (See sub-heading “Joint Ventures”). Such unconsolidated sales totaled approximately $871 million, $817 million and $779 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Engine

The Engine Group develops and manufactures products to manage engines for fuel efficiency, reduced emissions and enhanced performance. Concern about fuel prices and availability, as well as the need to lower CO2 emissions, are driving demand for the Company's products in gasoline and diesel engines and alternative powertrains. The Engine Group's products include: turbochargers, timing devices and chains, emissions systems, thermal systems, diesel cold start, gasoline ignition technology and cabin heaters.

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

Sales of turbochargers for light vehicles represented approximately 26% of total net sales for the years ended December 31, 2012, 2011 and 2010, respectively. The Company currently supplies light vehicle turbochargers to many OEMs including BMW, Daimler, Fiat, Ford, General Motors, Hyundai, PSA, Renault and Volkswagen. The Company also supplies commercial vehicle turbochargers to Daimler, Deutz, MAN and Navistar and off-highway turbochargers to Caterpillar and John Deere.

The Company's newest turbocharger technologies are its regulated two-stage turbocharging system, known as R2S®, regulated 3-stage turbocharging systems ("R3S"), variable turbine geometry ("VTG") turbochargers and turbochargers for gasoline direct injected engines, all of which may be found in numerous applications around the world. For example, the Company supplies its award winning R2S® turbocharger technology to Volkswagen's 2.0 liter four-cylinder common-rail diesel engine featured in the Transporter T5 and Amarok pickup and its R3S turbocharger system, an industry first, to BMW for its new high-powered 3.0 liter diesel engine. Also, the Company supplies VTG turbochargers to Renault's 1.6 liter R9M diesel engine featured in the Mégane Scénic and to Great Wall for its 2.0 liter diesel engine. Ford selected BorgWarner's leading gasoline turbocharger technology for its new 1.6 liter and 2.0 liter four-cylinder EcoBoost engines, the latter of which launched in the U.S. in the 2012 Explorer and 2012 Edge models and in China in the Ford Mondeo.

The Engine Group's timing systems products include timing chain, variable cam timing (“VCT”), crankshaft and camshaft sprockets, tensioners, guides and snubbers, HY-VO® front-wheel drive (“FWD”) transmission chain and four-wheel drive (“4WD”) chain for light vehicles.

The Company is a leading manufacturer of timing chain systems to OEMs around the world. BorgWarner timing chain systems are featured on Ford's family of engines, including the Duratec, Modular and in-line four-cylinder engines, Chrysler's 3.6 liter Pentastar engine, Volkswagen's EA888 family, Hyundai's Gamma, Nu and Theta families and numerous other applications around the world.

The Engine Group's newest product technology is its VCT with mid position lock, which allows a greater range of camshaft positioning thereby enabling greater control over airflow and the opportunity to improve fuel economy, reduce emissions and improve engine performance compared with conventional VCT systems. VCT with mid position lock made its debut on Subaru's Boxer® 2.0 liter engine. BorgWarner is currently working with a number of other OEMs interested in implementing this technology. The Company is a leading manufacturer of chain for drivetrain systems. The Company's HY-VO® chain is used to transfer power from the engine to the drivetrain in FWD transmissions and also in 4WD transfer cases, which distributes power between a vehicle's front and rear wheels.

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

The Company is a leading global automotive supplier of diesel cold start technology (glow plugs and instant starting systems), including its Pressure Sensor Glow Plug which monitors and enhances the combustion process of a diesel engine, minimizing CO2 and NOx emissions. The Company also designs and manufactures gasoline ignition technology and electronic control units and sensor technology (diesel cabin heaters and selected sensors).

In 2009, the Company announced the purchase of advanced gasoline ignition technology and related intellectual property from Florida-based Etatech, Inc. The high-frequency ignition technology is expected to enable high-performing, lean burning engines to significantly improve fuel economy and reduce emissions compared with conventional combustion technologies.

In 2010, in anticipation of market growth expected for its electric cabin heaters, the Company completed the acquisition of BERU-Eichenauer GmbH by acquiring the shares of its former joint venture partner, Eichenauer Heizelemente GmbH & Co. KG. The former 50/50 joint venture was formed in 2000 to develop and manufacture electric cabin heaters.

The Company sold its tire pressure monitoring and spark plug businesses during the fourth quarter of 2011 and third quarter of 2012, respectively. The sale of these businesses will allow the Company to continue to focus on expanding BERU Systems' core products of glow plugs, diesel cold start systems and other gasoline ignition technologies.

Drivetrain

The Drivetrain Group designs and manufactures automatic transmission components and modules and is a supplier to virtually every major automatic transmission manufacturer in the world for conventional automatic, dual clutch transmissions (“DCT”), automated manual transmissions and continuously variable transmissions. In conventional automatic transmissions, there has been a global market trend from four and five speeds to six, seven and eight speed transmissions. Transmissions with more speeds improve fuel economy and vehicle performance and offer growth opportunities.

 Friction and mechanical products include dual clutch modules, friction clutch modules, friction and steel plates, transmission bands, torque converter clutches, one-way clutches and torsional vibration dampers. Controls products feature electro-hydraulic solenoids for standard and high pressure hydraulic systems, transmission solenoid modules and dual clutch control modules. The Company's 50%-owned joint venture in Japan, NSK-Warner KK ("NSK-Warner"), is a leading producer of friction plates and one-way clutches in Japan and China.

 The Company has led the globalization of today's DCT technology for over 10 years. Following the development of its DCT technology in the 1990s, the Company established its industry-leading position in 2003 with the production launch of its award-winning DualTronic® innovations with VW/Audi. In 2007, the Company launched its first dual-clutch technology application in a Japanese transmission with Nissan.

 The Company has announced DCT programs with customers that include VW/Audi, SAIC and Nissan, in addition to Getrag DCT programs with BMW, Ford and other global automakers. The Company is working on several other DCT programs with OEMs around the world. BorgWarner DualTronic® technology enables a conventional, manual gearbox to function as a fully automatic transmission by eliminating the interruption in power flow that occurs when shifting a single clutch manual transmission. The result is a smooth shifting automatic transmission with the fuel efficiency and great driving experience of a manual gearbox.

In 2008, the Company entered into a joint venture agreement with China Automobile Development United Investment Company, a company owned by 12 leading Chinese automakers, to produce various DCT modules for the Chinese market. The joint venture's operations are located in Dalian, China and production is scheduled to begin in 2013. The Company owns 66% of the joint venture.

The Drivetrain Group's torque management products include rear-wheel drive (“RWD”)/all-wheel drive ("AWD") transfer case systems, FWD/AWD coupling systems and cross-axle coupling systems. The Company's focus is on developing electronically controlled torque management devices and systems that will benefit vehicle dynamics, fuel economy and stability.

 Transfer cases are installed on RWD based light trucks, SUVs, cross-over utility vehicles (“CUVs”), and passenger cars. A transfer case attaches to the transmission and distributes torque to the front and rear axles improving vehicle traction and stability in dynamic driving conditions. There are many variants of the Company's transfer case technology in the market today, including Torque On-Demand (TOD®), chain-driven, gear-driven, 1-speed and 2-speed transfer cases. The Company's transfer cases are featured on the Ford F-150 and on the Dodge Ram light-duty and heavy-duty trucks.

The Company is involved in the AWD market for FWD based vehicles with couplings that use electronically-controlled clutches to distribute power to the rear wheels instantly as traction is required. The Company's latest coupling innovation, the Centrifugal Electro-Hydraulic (“CEH”) Actuator, which is utilized to engage the clutches in the coupling, produces outstanding vehicle stability and traction while promoting better fuel economy with reduced weight. The CEH Actuator is found in the AWD couplings featured in several current FWD/AWD vehicles including the Audi A3, Skoda Octavia,Volvo XC60 and VW Golf.

In 2011, the Company acquired the Traction Systems division of Haldex Group, a leading provider of innovative AWD products for the global vehicle industry headquartered in Stockholm, Sweden. This acquisition has accelerated BorgWarner's growth in the global AWD market as it continues to shift toward FWD based vehicles. The acquisition will continue to add industry leading AWD technologies for FWD based vehicles, with a strong European customer base, to BorgWarner's portfolio of front- and rear-wheel drive based products. This enables BorgWarner to offer global customers a broader range of AWD solutions to meet their vehicle needs.

Joint Ventures

As of December 31, 2012, the Company had nine joint ventures in which it had a less-than-100% ownership interest. Results from the six joint ventures in which the Company is the majority owner are consolidated as part of the Company's results. Results from the three joint ventures in which the Company's effective ownership interest is 50% or less, were reported by the Company using the equity method of accounting.

Management of the unconsolidated joint ventures is shared with the Company's respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

Joint venture	Products	Year organized	Percentage owned by the Company	Location of operation	Joint venture partner	Fiscal 2012 sales (millions of dollars) (a)
Unconsolidated:
NSK-Warner	Transmission components	1964	50%	Japan/China	NSK Ltd.	$696.7
Turbo Energy Limited (b)	Turbochargers	1987	32.6%	India	Sundaram Finance Limited; Brakes India Limited	$167.5
BERU Diesel Start Systems Pvt. Ltd.	Glow Plugs	1996	49%	India	Jayant Dave	$6.7
Consolidated:
BorgWarner Transmission Systems Korea Ltd. (c)	Transmission components	1987	60%	Korea	NSK-Warner	$253.4
Divgi-Warner Private Limited	Transfer cases and synchronizer rings	1995	60%	India	Divgi Metalwares, Ltd.	$23.8
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans and fan drives	1999	70%	China	Ningbo Shenglong Automotive Powertrain Systems Co., Ltd.	$33.1
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Automotive Components Stock Co. Ltd.	$81.7
SeohanWarner Turbo Systems Ltd.	Turbochargers	2003	71%	Korea	Korea Flange Company	$123.3
BorgWarner United Transmission Systems Co. Ltd.	Transmission components	2009	66%	China	China Automobile Development United Investment Co., Ltd.	$2.0
________________

(a)
All sales figures are for the year ended December 31, 2012, except NSK-Warner and Turbo Energy Limited. NSK-Warner’s sales are reported for the 12 months ended November 30, 2012. Turbo Energy Limited’s sales are reported for the 12 months ended September 30, 2012.

(b)	The Company made purchases from Turbo Energy Limited totaling $24.2 million, $22.5 million and $22.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(c)
BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea Ltd. This gives the Company an additional indirect effective ownership percentage of 20%. This results in a total effective ownership interest of 80%.

Financial Information About Geographic Areas

During the year ended December 31, 2012, approximately 74% of the Company's consolidated net sales were outside the United States ("U.S."), attributing sales to the location of production rather than the location of the customer.

Refer to Note 17, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about geographic areas.

Product Lines and Customers

During the year ended December 31, 2012, approximately 80% of the Company's net sales were for light-vehicle applications; approximately 9% were for commercial vehicle applications; approximately 6% were for off-highway vehicle applications; and approximately 5% were to distributors of aftermarket replacement parts.

The Company’s worldwide net sales to the following customers (including their subsidiaries) were approximately as follows:

	Year Ended December 31,
Customer	2012	2011	2010
Volkswagen	17%	19%	19%
Ford	13%	12%	11%

No other single customer accounted for more than 10% of our consolidated net sales in any of the years presented.

The Company's automotive products are generally sold directly to OEMs, substantially pursuant to negotiated annual contracts, long-term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon OEM production schedules. The Company typically ships its products directly from its plants to the OEMs.

Sales and Marketing

Each of the Company's businesses within its two reporting segments has its own sales function. Account executives for each of our business units are assigned to serve specific OEM customers for one or more of a business unit's products. Our account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business.  Because of their close relationship with OEMs, account executives are able to identify and meet customers' needs based upon their knowledge of our products' design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities and serve as a key interface with customers.

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

Research and Development

The Company conducts advanced Engine and Drivetrain research at the reporting segment level. This advanced engineering function looks to leverage know-how and expertise across product lines to create new Engine and Drivetrain systems and modules that can be commercialized. This function manages a venture capital fund that was created by the Company as seed money for new innovation and collaboration across businesses.

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

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Gross R&D expenditures	$309.3	$294.7	$233.2
Customer reimbursements	(43.4)	(51.0)	(48.2)
Net R&D expenditures	$265.9	$243.7	$185.0

Net R&D expenditures as a percentage of net sales were 3.7%, 3.4% and 3.3% in the years ended December 31, 2012, 2011 and 2010, respectively. The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of net R&D expenditures in any of the years presented.

Intellectual Property

The Company has more than 4,200 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, any group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company's business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company's financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

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

The Company’s major competitors by product type follow:

Product Type: Engine	Names of Competitors
Turbochargers:	Cummins Turbo Technology	IHI
	Honeywell	Mitsubishi Heavy Industries (MHI)

Emissions systems:	Behr	Modine
	Denso	Pierburg

Timing devices and chains:	Denso	Schaeffler Group
	Iwis	Tsubaki Group

Thermal systems:	Behr	Usui
	Horton/Sachs	Xuelong

Diesel cold start, gasoline ignition	Bosch	Eberspacher Catem
technology and cabin heaters:	Delphi	NGK

Product Type: Drivetrain	Names of Competitors
Torque transfer:	American Axle	JTEKT
	GKN Driveline	Magna Powertrain

Transmission:	Bosch	FCC
	Dynax	Schaeffler Group

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

Workforce

As of December 31, 2012, the Company had a salaried and hourly workforce of approximately 19,100 (as compared with approximately 19,250 at December 31, 2011), of which approximately 5,500 were in the U.S.  Approximately 20% of the Company's U.S. workforce is unionized. The workforces at certain international facilities are also unionized. The Company believes the present relations with our workforce to be satisfactory.

Our only domestic collective bargaining agreement is for our Ithaca and Cortland, New York facilities. This agreement expires in September 2016.

Raw Materials

The Company uses a variety of raw materials in the production of its automotive products including steel, aluminum, copper, nickel, plastic resins and certain alloy elements. Manufacturing operations for each of the Company's operating segments are dependent upon natural gas, fuel oil and electricity.

Commodity prices remained volatile in 2012. The Company uses a variety of tactics in order to limit the impact of supply shortages and inflationary pressures. The Company's global procurement organization works to accelerate cost reductions, purchases from lower cost regions, supplier rationalization, risk mitigation efforts and collaborative buying activities. In addition, the Company uses long-term contracts, cost sharing arrangements, design changes, customer buy programs and limited financial instruments to help control costs. The Company intends to use similar measures in 2013 and beyond.  Refer to Note 10, “Financial Instruments,” of the Consolidated Financial Statements in Item 8 of this report for information related to the Company's hedging activities.

For 2013, the Company believes that its supplies of raw materials are adequate and available from multiple sources to support its manufacturing requirements.

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

Executive Officers of the Registrant

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 14, 2013.

Name	Age	Position with the Company
Timothy M. Manganello	63	Executive Chairman of the Board
Robin J. Adams	59	Vice Chairman of the Board, Executive Vice President and Chief Administrative Officer
James R. Verrier	50	President and Chief Executive Officer
Ronald T. Hundzinski	54	Vice President and Chief Financial Officer
Steven G. Carlson	62	Vice President and Controller
Stefan Demmerle	48	Vice President
Brady D. Ericson	41	Vice President
Joseph F. Fadool	46	Vice President
John J. Gasparovic	55	Vice President, General Counsel and Secretary
Robin Kendrick	48	Vice President
Pete B. Kohler	57	Vice President
Frederic B. Lissalde	45	Vice President
Janice K. McAdams	54	Vice President, Human Resources
Thomas J. McGill	46	Vice President and Treasurer

Mr. Manganello has been Executive Chairman of the Board since June 2003 and was Chief Executive Officer of the Company from February 2003 through December 2012.  Mr. Manganello also served as the Board Chairman of the Federal Reserve Bank of Chicago, Detroit branch from 2006 through 2011 and is a director of Bemis Company, Inc. and Zep Inc.

Mr. Adams has been Vice Chairman of the Board since March 2012 and Executive Vice President and Chief Administrative Officer of the Company since April 2004. From April 2004 through March 2012, he was also the Chief Financial Officer of the Company and has been a member of BorgWarner's Board of Directors since April 2005. Mr. Adams is also a director of Carlisle Companies Inc.

Mr. Verrier has been President, Chief Executive Officer and member of BorgWarner's Board of Directors since January 1, 2013. From March 2012 through December 2012, he was the President and Chief Operating Officer of the Company. From January 2010 to March 2012, he was Vice President of the Company and President and General Manager of BorgWarner Morse TEC Inc. He was Vice President and General Manager, Passenger Car of BorgWarner Turbo Systems Inc. from January 2006 to January 2010.

Mr. Hundzinski has been Vice President and Chief Financial Officer of the Company since March 2012. From August 2011 through March 2012, he was Vice President and Treasurer of the Company. From April 2010 until August 2011, he was Vice President and Controller of the Company. From June 2005 until April 2010, he was Vice President of Finance of BorgWarner Turbo Systems.

Mr. Carlson has been Vice President and Controller of the Company since May 2012. From August 2011 through April 2012, he was Vice President of Finance of BorgWarner Transmissions Systems Inc. From June 2009 until August 2011, he was Vice President of Finance of BorgWarner Morse TEC Inc. From November 2006 until June 2009, he was Group Controller of BorgWarner Thermal Systems Inc.

Dr. Demmerle has been Vice President of the Company and President and General Manager of BorgWarner TorqTransfer Systems Inc. since September 2012. From July 2010 to September 2012, he was Vice President, Engine Control Electronics at Continental Automotive Systems. From December 2007 to June 2010, he was President and CEO of Continental Diesel Systems US LLC (formerly known as Siemens Diesel Systems Technology LLC).

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

Mr. Fadool has been Vice President of the Company and President and General Manager of BorgWarner Morse TEC Inc. since May 2012. He was Vice President of the Company and President and General Manager of BorgWarner TorqTransfer Systems Inc. from June 2011 until May 2012. He was Vice President and General Manager of TorqTransfer Systems Inc. from July 2010 until June 2011. From May 2009 until July 2010, he was Vice President for North American Operations for the Central Electronics Plants at Continental Automotive Systems. From July 2007 until July 2010, he was Vice President, Huntsville Operations at SiemensVDO.

Mr. Gasparovic has been Vice President, General Counsel and Secretary of the Company since January 2007.

Mr. Kendrick has been Vice President of the Company and President and General Manager of BorgWarner Transmissions Systems Inc. since September 2011. From January 2011 until September 2011, he was President and Chief Executive Officer of Ruia Global Fasteners, a spin-off of Acument Global Technologies. From September 2008 to January 2011, he was Vice President and General Manager, Europe for Acument Global Technologies. From March 1999 until September 2008, he held various positions at American Axle & Manufacturing Holdings, Inc. including Vice President & General Manager of Driveshafts & Halfshafts, Managing Director of AAM Europe, and Executive Director of Sales.

Mr. Kohler has been Vice President of the Company and President and General Manager of BorgWarner Turbo Systems Commercial Diesel Products since May 2011, President and General Manager of BorgWarner Thermal Systems since February 2013 and President Global Commercial Market Development and Strategy since March 2011. He was Acting President and General Manager of BorgWarner Turbo Systems Commercial Diesel from March 2011 to May 2011. He was Vice President and General Manager for BorgWarner Turbo Systems Commercial Vehicles from February 2006 to March 2011.

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

Ms. McAdams has been Vice President, Human Resources of the Company since March 2010. She was Director of Compensation and Benefits from May 2005 to March 2010.

Mr. McGill has been Vice President and Treasurer of the Company since May 2012. He was Vice President of Finance of BorgWarner Turbo Systems from April 2010 until May 2012. He was Vice President of Finance of BorgWarner Thermal Systems Inc. from June 2009 to April 2010. He was Vice President of Finance TorqTransfer Systems Inc. from February 2009 to June 2009. He was Director of Audit & Analysis of the Company from December 2006 to February 2009.

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

There is substantial and continuing pressure on OEMs to reduce costs, including costs of products we supply. Annual price reductions to OEM customers have become a permanent feature of our business environment. To maintain our profit margins, we seek price reductions from our suppliers, improve production processes to increase manufacturing efficiency, update product designs to reduce costs and develop new products, the benefits of which support stable or increased prices. Our ability to pass through increased raw material costs to our OEM customers is limited, with cost recovery often less than 100% and often on a delayed basis. Inability to reduce costs in an amount equal to annual price reductions, increases in raw material costs, and increases in employee wages and benefits could have an adverse effect on our business.

We continue to face highly volatile costs of commodities used in the production of our products.

The Company uses a variety of commodities (including steel, nickel, copper, aluminum, plastic resins, other raw materials and energy) and materials purchased in various forms such as castings, powder metal, forgings, stampings and bar stock. Increasing commodity costs will have an impact on our results.  We have sought to alleviate the impact of increasing costs by including a material pass-through provision in our customer contracts wherever possible and by selectively hedging certain commodity exposures. Customers frequently challenge these contractual provisions and rarely pay the full cost of any material increases. The discontinuation of our ability to pass-through or hedge increasing commodity costs could adversely affect our business.

From time to time, commodity prices may also fall rapidly. When this happens, suppliers may withdraw capacity from the market until prices improve which may cause periodic supply interruptions. The same may be true of our transportation carriers and energy providers. If these supply interruptions occur, it could adversely affect our business.

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

As of December 31, 2012, approximately 20% of our U.S. workforce was unionized. Our only domestic collective bargaining agreement is for our Ithaca and Cortland, New York facilities. This agreement expires in September 2016. The workforce at certain of our international facilities is also unionized. A prolonged dispute with our employees could have an adverse effect on our business.

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

We are currently, and may in the future become, subject to legal proceedings and commercial or contractual disputes. These claims typically arise in the normal course of business and may include, but not be limited to, commercial or contractual disputes with our suppliers, intellectual property matters, personal injury, product liability, environmental and employment claims. There is a possibility that such claims may have an adverse impact on our business that is greater than we anticipate.

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

We have a stated goal of increasing sales and operating income at a rate greater than global vehicle production by increasing content per vehicle with innovative new components and through select acquisitions. We may not meet our goal because of any of the following: (a) the failure to develop new products that will be purchased by our customers; (b) technology changes rendering our products obsolete; (c) a reversal of the trend of supplying systems (which allows us to increase content per vehicle) instead of components; and (d) the failure to find suitable acquisition targets or the failure to integrate operations of acquired businesses quickly and cost affectively. Failure to execute our growth strategy could adversely affect our business.

We are subject to risks related to our international operations.

We have manufacturing and technical facilities in many regions including the Americas, Europe and Asia. For 2012, approximately 74% of our sales were outside the U.S. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, and international terrorism. Compliance with multiple and potentially conflicting laws and regulations of various countries is burdensome and expensive.

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

Risks related to our customers

We rely on sales to major customers.

We rely on sales to OEMs around the world of varying credit quality. Supply to several of these customers requires significant investment by the Company. We base our growth projections, in part, on commitments made by our customers. These commitments generally renew yearly during a program life cycle. If actual production orders from our customers do not approximate such commitments due to any of a variety of factors including non-renewal of purchase orders, the customer's financial hardship or other unforeseen reasons, it could adversely affect our business.

Furthermore, some of our sales are concentrated. Our worldwide sales in 2012 to Volkswagen and Ford constituted approximately 17% and 13%, respectively, of our 2012 consolidated net sales.

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

Rapidly changing industry conditions such as volatile production volumes; credit tightness; changes in foreign currencies; raw material, commodity, transportation, and energy price escalation; drastic changes in consumer preferences; and other factors could adversely affect our supply chain, and sometimes with little advanced notice. These conditions could also result in increased commercial disputes and supply interruption risks. In certain instances, it would be difficult and expensive for us to change suppliers that are critical to our business. On occasion, we must provide financial support to distressed suppliers or take other measures to protect our supply lines. While we have taken definite actions to mitigate these factors, we cannot predict with certainty the potential adverse effects these costs might have on our business.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2012 fiscal year that remain unresolved.

Item 2.	Properties

As of December 31, 2012, the Company had 57 manufacturing, assembly, and technical locations worldwide. In addition to its 14 U.S. locations, the Company has seven locations in Germany; six locations in each of China and South Korea; five locations in India; three locations in each of Japan and Mexico; two locations in Hungary and one location in each of Brazil, France, Ireland, Italy, Monaco, Poland, Portugal, Spain, Sweden, Thailand and the United Kingdom. The Company also has several sales offices, warehouses and technical centers. The Company's worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs.

The following is additional information concerning principal manufacturing, assembly, and technical facilities operated by the Company, its subsidiaries, and affiliates.

ENGINE(a)

Americas:	Europe:	Asia:
Asheville, North Carolina	Arcore, Italy	Aoyama, Japan
Auburn Hills, Michigan	Bradford, England	Changwon, South Korea (b)
Cadillac, Michigan	Kirchheimbolanden, Germany	Chennai, India
Campinas, Brazil	Ludwigsburg, Germany	Chonburi, Thailand
Cortland, New York	Markdorf, Germany	Chungju-City, South Korea
Dixon, Illinois	Muggendorf, Germany	Kakkalur, India
El Salto Jalisco, Mexico	Oroszlany, Hungary	Manesar, India (b)
Fletcher, North Carolina	Rzeszow, Poland	Nabari City, Japan
Ithaca, New York	Tralee, Ireland	Ningbo, China (b) (c)
Marshall, Michigan	Valenca, Portugal (b)	Pyongtaek, South Korea (b) (c)
Ramos, Mexico	Vigo, Spain

DRIVETRAIN(a)

Americas:	Europe:	Asia:
Addison, Illinois (b)	Arnstadt, Germany	Beijing, China (b)
Auburn Hills, Michigan	Heidelberg, Germany	Dalian, China (b)
Bellwood, Illinois	Ketsch, Germany	Eumsung, South Korea
Frankfort, Illinois	Landskrona, Sweden	Fukuroi City, Japan
Irapuato, Mexico	Monte Carlo, Monaco	Ochang, South Korea (b)
Livonia, Michigan	Szentlorinchata, Hungary	Pune, India
Longview, Texas (b)	Tulle, France	Shanghai, China (b)
Seneca, South Carolina		Sirsi, India
Water Valley, Mississippi
________________

(a)	The table excludes joint ventures owned less than 50% and administrative offices.

(b)	Indicates leased land rights or a leased facility.

(c)	City has 2 locations: a wholly owned subsidiary and a joint venture.

Item 3.	Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 13, "Contingencies," to the Consolidated Financial Statements for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 8, 2013, there were 2,196 holders of record of Common Stock.

On March 5, 2009, the Company announced the suspension of the Company's quarterly dividend of $0.12 per share. The dividend policy is subject to review and change at the discretion of the Board of Directors.

High and low prices (as reported on the New York Stock Exchange composite tape) for the Company's common stock for each quarter in 2011 and 2012 were:

Quarter Ended	High	Low
March 31, 2011	$81.07	$64.22
June 30, 2011	$82.28	$65.78
September 30, 2011	$81.98	$57.39
December 31, 2011	$77.70	$54.59
March 31, 2012	$87.45	$64.28
June 30, 2012	$87.00	$62.62
September 30, 2012	$78.18	$60.17
December 31, 2012	$74.88	$60.53

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BorgWarner Inc., the S&P 500 Index,
SIC 3714 Motor Vehicle Parts and a Peer Group
___________
*$100 invested on 12/31/2007 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright © S&P, a division of the McGraw-Hill Companies Inc. All rights reserved.

BWA, S&P 500 and Peer Group data gleaned from Capital IQ; SIC Code Index gleaned from Research Data Group

	2007	2008	2009	2010	2011	2012
BorgWarner Inc.(1)	100.00	45.53	69.95	152.36	134.21	150.80
S&P 500(2)	100.00	63.00	79.67	91.67	93.61	108.59
SIC Code Index(3)	100.00	41.02	74.87	126.38	94.34	109.28
Peer Group(4)	100.00	49.25	73.41	114.58	103.92	127.13
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

The Company's Board of Directors has authorized the purchase of up to 24.8 million shares of the Company's common stock. As of December 31, 2012, the Company had repurchased 21,669,252 shares under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 plans to facilitate share repurchase. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2012:

Issuer Repurchases of Equity Securities
Period	Total number of shares repurchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased
Month Ended October 31, 2012
Common Stock Repurchase Program	—	$—	—	4,630,748
Employee transactions	657	$65.82	—
Month Ended November 30, 2012
Common Stock Repurchase Program	1,188,100	$63.14	1,188,100	3,442,648
Employee transactions	—	$—	—
Month Ended December 31, 2012
Common Stock Repurchase Program	311,900	$66.05	311,900	3,130,748
Employee transactions	—	$—	—
____________
NOTE: All purchases made on the open market.

Equity Compensation Plan Information

As of December 31, 2012, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding stock options and restricted common stock and the number of securities remaining available for issuance were as follows:

	Number of securities to be issued upon exercise of outstanding options, restricted common stock, warrants and rights	Weighted average exercise price of outstanding options, restricted common stock, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,467,429	$42.46	1,935,283
Equity compensation plans not approved by security holders	—	$—	—
Total	2,467,429	$42.46	1,935,283

Item 6.	Selected Financial Data

	Year Ended December 31,
(millions of dollars, except share and per share data)	2012 (a)	2011 (a)	2010 (a)	2009 (a)	2008 (b)
Operating results
Net sales	$7,183.2	$7,114.7	$5,652.8	$3,961.8	$5,263.9
Operating income (c)	$752.9	$797.5	$504.3	$50.8	$7.3
Net earnings (loss) attributable to BorgWarner Inc. (c)	$500.9	$550.1	$377.4	$27.0	$(35.6)

Earnings (loss) per share — basic	$4.45	$5.04	$3.31	$0.23	$(0.31)
Earnings (loss) per share — diluted	$4.17	$4.45	$3.07	$0.23	$(0.31)

Net R&D expenditures	$265.9	$243.7	$185.0	$155.2	$205.7

Capital expenditures, including tooling outlays	$407.4	$393.7	$276.6	$172.0	$369.7
Depreciation and tooling amortization	$260.2	$252.2	$224.5	$234.6	$259.7

Number of employees	19,100	19,250	17,500	12,500	13,800

Financial position
Cash	$715.7	$359.6	$449.9	$357.4	$103.4
Total assets	$6,400.8	$5,958.6	$5,555.0	$4,811.4	$4,644.0
Total debt	$1,067.2	$1,329.1	$1,180.4	$842.3	$780.3

Common share information
Cash dividend declared and paid per share	$—	$—	$—	$0.12	$0.44

Market prices of the Company's common stock
High	$87.45	$82.28	$73.43	$36.78	$55.99
Low	$60.17	$54.59	$33.43	$14.62	$15.00

Weighted average shares outstanding (thousands)
Basic	112,652	109,229	114,155	116,522	116,007
Diluted	121,377	128,468	129,575	116,939	116,007
________________

(a)
Refer to Note 15, "Earnings per Share," in Item 8 of this report regarding the impact of the Company's 3.50% convertible senior notes and associated call options and warrants on the Company's earnings per share for the years ended December 31, 2012, 2011 and 2010. For the year ending December 31, 2009, the impact of the Company's 3.50% convertible senior notes and associated warrants were not included in the calculation of diluted earnings per share because including them, under the if-converted method, would have increased earnings per share.

(b)
The Company had a net loss for the year ended December 31, 2008. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

(c)
Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for discussion of non-comparable items impacting the years ending December 31, 2012, 2011 and 2010. The Company's operating income and net earnings attributable to BorgWarner Inc. for the year ended December 31, 2009 includes $50.3 million of restructuring expense. The Company's operating income and net loss attributable to BorgWarner Inc. for the year ended December 31, 2008 includes $127.5 million of restructuring expense and a goodwill impairment charge of $156.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered automotive systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles ("SUVs"), vans and light trucks). The Company's products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia and is an original equipment supplier to every major automotive OEM in the world.

The Company's products fall into two reporting segments: Engine and Drivetrain. The Engine segment's products include turbochargers, timing devices and chain products, emissions systems, thermal systems, diesel coldstart, gasoline ignition technology and cabin heaters. The Drivetrain segment's products include transmission components and systems and all-wheel drive torque management systems.

RESULTS OF OPERATIONS

A summary of our operating results for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
(millions of dollars, except per share data)	2012	2011	2010
Net sales	$7,183.2	$7,114.7	$5,652.8
Cost of sales	5,716.3	5,704.3	4,559.5
Gross profit	1,466.9	1,410.4	1,093.3
Selling, general and administrative expenses	629.3	621.0	566.6
Other (income) expense	84.7	(8.1)	22.4
Operating income	752.9	797.5	504.3
Equity in affiliates’ earnings, net of tax	(42.8)	(38.2)	(39.6)
Interest income	(4.7)	(4.8)	(2.8)
Interest expense and finance charges	39.4	74.6	68.8
Earnings before income taxes and noncontrolling interest	761.0	765.9	477.9
Provision for income taxes	238.6	195.3	81.7
Net earnings	522.4	570.6	396.2
Net earnings attributable to the noncontrolling interest, net of tax	21.5	20.5	18.8
Net earnings attributable to BorgWarner Inc.	$500.9	$550.1	$377.4
Earnings per share — diluted	$4.17	$4.45	$3.07

Non-comparable items impacting the Company's earnings per diluted share and net earnings

The Company's earnings per diluted share were $4.17, $4.45 and $3.07 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Year Ended December 31,
Non-comparable items:	2012	2011	2010
Loss from disposal activities	$(0.37)	$(0.19)	$—
Restructuring expense	(0.17)	—	—
Retirement related obligations	(0.10)	—	—
Tax adjustments	(0.16)	0.05
Patent infringement settlement, net of legal costs incurred	—	0.14	—
Environmental litigation settlement	—	—	(0.14)
Medicare Part D tax law change	—	—	(0.02)
Reversal of foreign tax credit valuation allowance	—	—	0.17
BERU - Eichenauer equity investment gain	—	—	0.04
Total impact of non-comparable items per share — diluted:	$(0.80)	$—	$0.05

A summary of non-comparable items impacting the Company’s net earnings for the years ended December 31, 2012, 2011 and 2010 is as follows:

Year ended December 31, 2012:

•
The Company incurred $39.7 million of expense and $5.7 million of tax expense associated with the loss on sale of the spark plug business, primarily related to the write-down of prior purchase price accounting adjustments included within the disposal group. The Company also recorded restructuring expense of $27.4 million, primarily associated with the disposal and future requirements of BERU's on-going business, which was partially offset by a tax benefit of $7.7 million.

•
Retirement related obligations of $17.3 million are comprised of a $5.7 million loss resulting from the settlement of a portion of the Muncie Plant's pension obligation and an $11.6 million expense associated with the retirement of certain Named Executive Officers.These obligations were partially offset by a $6.1 million tax benefit.

•
The Company incurred $19.8 million of tax expense resulting from other tax adjustments. These other tax adjustments primarily include tax expense resulting from the settlement of certain tax audits, the Company's second quarter 2012 decision to change its cash repatriation assertion for some of its foreign subsidiaries and a correction of the income taxes payable balance, partially offset by a tax benefit related to certain countries enacting changes to their respective statutory income tax rates.

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

•	The Company recorded a $29.1 million patent infringement settlement gain, net of legal costs incurred, which was partially offset by $11.0 million of tax expense.

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

The Company's effective tax rate, after giving tax effect to the non-comparable items shown above, was 26.8%, 24.8% and 21.7% for the years ended December 31, 2012, 2011 and 2010, respectively.

Net Sales

The table below summarizes the overall worldwide light vehicle production year over year percentage increases/(decreases) for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
North America*	17%	9%
Europe*	(6)%	5%
Asia*	11%	—%
Total Worldwide*	6%	3%
BorgWarner year over year net sales change	1%	26%
BorgWarner year over year net sales change, excluding the impact of acquisitions, divestitures and foreign currencies	6%	17%
________________

*	Estimated data provided by IHS Automotive.

Net sales for the year ended December 31, 2012 totaled $7,183.2 million, a 1.0% increase from the year ended December 31, 2011. Excluding the impact of the first quarter 2011 acquisition of Haldex Traction Holding AB, fourth quarter of 2011 and third quarter of 2012 dispositions and the impact of weaker foreign currencies, primarily the Euro, net sales increased approximately 6%. This increase occurred while estimated light vehicle production was up 6% worldwide, primarily driven by a 17% increase in North America and a 19% increase in Japan, partially offset by a 6% decrease in Europe from the year ended December 31, 2011.

Net sales for the year ended December 31, 2011 totaled $7,114.7 million, a 25.9% increase from the year ended December 31, 2010 and better than the then estimated worldwide market production increase of 3%. Excluding the impact of strengthening foreign currencies, primarily the Euro, the second quarter 2010 purchase of Dytech Ensa S.L. and the first quarter 2011 purchase of Haldex Traction AB, net sales increased by approximately 17% during the year ended December 31, 2011. The above-market growth for the Company was driven by the industry's focus on fuel economy and lower emissions.

The following table details our results of operations as a percentage of net sales:

	Year Ended December 31,
(percentage of net sales)	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.6	80.2	80.7
Gross profit	20.4	19.8	19.3
Selling, general and administrative expenses	8.8	8.7	10.0
Other (income) expense	1.2	(0.1)	0.4
Operating income	10.4	11.2	8.9
Equity in affiliates’ earnings, net of tax	(0.6)	(0.5)	(0.7)
Interest income	(0.1)	(0.1)	—
Interest expense and finance charges	0.5	1.0	1.2
Earnings before income taxes and noncontrolling interest	10.6	10.8	8.4
Provision for income taxes	3.3	2.8	1.4
Net earnings	7.3	8.0	7.0
Net earnings attributable to the noncontrolling interest, net of tax	0.3	0.3	0.3
Net earnings attributable to BorgWarner Inc.	7.0%	7.7%	6.7%

Cost of sales as a percentage of net sales was 79.6%, 80.2% and 80.7% in the years ended December 31, 2012, 2011 and 2010, respectively. The Company's material cost of sales was approximately 50% of net sales in the years ended December 31, 2012, 2011 and 2010. The Company's remaining cost to convert raw material to finished product, which includes direct labor and manufacturing overhead, has continued to improve during the years ended December 31, 2012 and December 31, 2011 compared to December 31, 2010 as a result of increased net sales and successful cost reduction actions. Gross profit as a percentage of net sales was 20.4%, 19.8% and 19.3% in the years ended December 31, 2012, 2011 and 2010, respectively.

Selling, general and administrative expenses (“SG&A”) was $629.3 million, $621.0 million and $566.6 million or 8.8%, 8.7% and 10.0% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively. SG&A remained relatively flat during the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of increased research and development ("R&D") costs included in SG&A, offset by continued cost management. The increase in SG&A for the year ended December 31, 2011 compared with the year ended December 31, 2010 of $54.4 million was primarily due to the $58.7 million, or 31.7%, increase in R&D costs. The SG&A decrease as a percentage of net sales was primarily driven by the significant year over year increase in net sales.

R&D costs, net of customer reimbursements, was $265.9 million, or 3.7% of net sales, in the year ended December 31, 2012, compared to $243.7 million, or 3.4% of net sales, and $185.0 million, or 3.3% of net sales, in the years ended December 31, 2011 and 2010, respectively. We will continue to invest in a number of cross-business R&D programs, as well as a number of other key programs, all of which are necessary for short- and long-term growth. Our current long-term expectation for R&D spending is approximately 4% of net sales.

Other (income) expense was $84.7 million, $(8.1) million and $22.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. This line item is primarily comprised of transactions discussed within the subtitle "Non-comparable items impacting the Company's earnings per diluted share and net earnings" above.

Equity in affiliates' earnings, net of tax was $42.8 million, $38.2 million and $39.6 million in the years ended December 31, 2012, 2011 and 2010, respectively. This line item is primarily driven by the results of our 50%-owned Japanese joint venture, NSK-Warner, and our 32.6%-owned Indian joint venture, Turbo Energy Limited (“TEL”). The increase in equity in affiliates' earnings for the year ended December 31, 2012 compared with the year ended December 31, 2011 is primarily due to year over year growth in the Japanese auto market resulting in improved earnings from the Company's interest in NSK-Warner. The decrease in equity in affiliates' earnings for the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily due to lower production volumes in Japan as a result of natural disasters. Refer to Note 5 to the Consolidated Financial Statements in Item 8 of this report for further discussion of NSK-Warner.

Interest expense and finance charges were $39.4 million, $74.6 million and $68.8 million in the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in interest expense for the year ended December 31, 2012 compared with the year ended December 31, 2011 was primarily due to the April 2012 settlement of the Company's convertible senior notes, the ineffectiveness of cross-currency swaps and higher capitalized interest associated with increased long-term capital projects. The increase in interest expense for the year ended December 31, 2011 compared with the year ended December 31, 2010 was primarily due to higher debt levels.

Provision for income taxes The provision for income taxes resulted in an effective tax rate of 31.4% for the year ended December 31, 2012, compared with rates of 25.5% and 17.1% for the years ended December 31, 2011 and 2010, respectively.

The Company's provision for income taxes for the year ended December 31, 2012 includes a net tax benefit of $2.0 million associated with the loss from disposal activities and restructuring expense. The $2.0 million net benefit is comprised of a tax benefit of $7.7 million associated with restructuring expense, partially offset by tax expense of $5.7 million resulting from the sale of the spark plug business. Additionally, the provision includes a tax benefit of $6.1 million related to retirement related obligations and additional tax expense of $19.8 million resulting from other tax adjustments. These other tax adjustments include $5.9 million of tax expense primarily resulting from the settlement of certain tax audits, $7.5 million of tax expense associated with the Company's second quarter 2012 decision to change its cash repatriation assertion for some of its foreign subsidiaries, $4.7 million of tax benefit related to certain countries enacting changes to their respective statutory income tax rates and $11.1 million of U.S. tax expense to correct the income taxes payable balance. Excluding the impact of these non-comparable items, the Company's annual effective tax rate associated with ongoing operations for 2012 was 26.8%.

In January 2013, the United States Congress passed an extension of the federal research and development tax credit and other international tax provisions through December 31, 2013. As a result, we expect that our tax provision for the first quarter of fiscal year 2013 will include a discrete tax benefit which will reduce our effective tax rate for the quarter and, to a lesser extent, the full year.

The effective tax rate of 25.5% for the year ended December 31, 2011 includes $11.0 million of tax expense associated with the Company's patent infringement settlement, $2.7 million of tax expense associated with the loss on disposals and a tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits. This rate differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates' earnings. Excluding the impact of these non-comparable items, the Company's annual effective tax rate associated with ongoing operations for 2011 was 24.8%.

The effective tax rate of 17.1% for the year ended December 31, 2010 differs from the U.S. statutory rate primarily due to foreign rates, which differ from those in the U.S., the realization of certain business tax credits including foreign tax credits and favorable permanent differences between book and tax treatment for items, including equity in affiliates' earnings. Excluding the impact of the items mentioned above, the Company's annual effective tax rate associated with ongoing business operations was 21.7%.

Net earnings attributable to the noncontrolling interest, net of tax of $21.5 million for the year ended December 31, 2012 increased by $1.0 million and $2.7 million compared to 2012 for the years ended December 31, 2011 and 2010, respectively. The increases during the years ended December 31, 2012 and December 31, 2011 compared to the year ended December 31, 2010 are primarily related to higher sales and earnings by the Company's joint ventures.

Results By Reporting Segment

The Company's business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.

The Company allocates resources to each segment based upon the projected after-tax return on invested capital ("ROIC") of its business initiatives. ROIC is comprised of Adjusted EBIT after deducting notional taxes compared to the projected average capital investment required. Adjusted EBIT is comprised of earnings before interest, income taxes and noncontrolling interest (“EBIT") adjusted for restructuring, goodwill impairment charges, affiliates' earnings and other items not reflective of ongoing operating income or loss.

Adjusted EBIT is the measure of segment income or loss used by the Company. The Company believes Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments.

The following tables show segment information and Adjusted EBIT for the Company's reporting segments.

Net Sales

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Engine	$4,913.0	$5,050.6	$4,060.8
Drivetrain	2,298.7	2,084.5	1,611.4
Inter-segment eliminations	(28.5)	(20.4)	(19.4)
Net sales	$7,183.2	$7,114.7	$5,652.8

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest ("Adjusted EBIT")

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Engine	$786.4	$774.3	$537.9
Drivetrain	209.1	161.2	137.0
Adjusted EBIT	995.5	935.5	674.9
Loss from disposal activities	39.7	21.5	—
Restructuring expense	27.4	—	—
Retirement related obligations	17.3	—	—
Patent infringement settlement, net of legal costs incurred	—	(29.1)	—
Environmental litigation settlement	—	—	28.0
BERU - Eichenauer equity investment gain	—	—	(8.0)
Corporate, including equity in affiliates' earnings and stock-based compensation	115.4	107.4	111.0
Interest income	(4.7)	(4.8)	(2.8)
Interest expense and finance charges	39.4	74.6	68.8
Earnings before income taxes and noncontrolling interest	761.0	765.9	477.9
Provision for income taxes	238.6	195.3	81.7
Net earnings	522.4	570.6	396.2
Net earnings attributable to the noncontrolling interest, net of tax	21.5	20.5	18.8
Net earnings attributable to BorgWarner Inc.	$500.9	$550.1	$377.4

The Engine segment's net sales for the year ended December 31, 2012 decreased $137.6 million, or 2.7%, and segment Adjusted EBIT increased $12.1 million, or 1.6%, from the year ended December 31, 2011. Excluding the impact of the fourth quarter 2011 and third quarter 2012 dispositions and weaker foreign currencies, primarily the Euro, net sales increased approximately 4% from the year ended December 31, 2011. This increase was primarily driven by global growth in most major product groups. The segment Adjusted EBIT margin was 16.0% for the year ended December 31, 2012, up from 15.3% in the year ended December 31, 2011. The Adjusted EBIT margin increase was primarily driven by continued cost management.

The Engine segment's net sales for the year ended December 31, 2011 increased $989.8 million, or 24.4%, and segment Adjusted EBIT increased $236.4 million, or 43.9%, from the year ended December 31, 2010. Excluding the impact of strengthening foreign currencies, primarily the Euro, and the second quarter 2010 acquisition of Dytech ENSA S.L., net sales increased approximately 18%. The segment Adjusted EBIT margin was 15.3% for the year ended December 31, 2011, up from 13.2% in the year ended December 31, 2010. The net sales and Adjusted EBIT margin increases were primarily driven by strong global growth in all major product groups and continued cost management.

The Drivetrain segment's net sales for the year ended December 31, 2012 increased $214.2 million, or 10.3%, and segment Adjusted EBIT increased $47.9 million, or 29.7%, from the year ended December 31, 2011. Excluding the acquisition of Haldex Traction AB and the impact of weaker foreign currencies, primarily the Euro, net sales increased approximately 13% from the year ended December 31, 2011. This increase was primarily driven by strong global growth in all major product groups. The segment Adjusted EBIT margin was 9.1% in the year ended December 31, 2012, up from 7.7% in the year ended December 31, 2011. The Adjusted EBIT margin increase was primarily driven by strong global growth in all major product groups, operational improvements and continued cost management.

The Drivetrain segment's net sales for the year ended December 31, 2011 increased $473.1 million, or 29.4%, and segment Adjusted EBIT increased $24.2 million, or 17.7%, from the year ended December 31, 2010. Excluding the impact of strengthening foreign currencies, primarily the Euro, and the first quarter 2011 acquisition of Haldex Traction AB, net sales increased approximately 14%. The net sales increase was a result of strong four-wheel drive system and traditional transmission component sales in South Korea and higher dual clutch transmission module sales in Europe. The segment Adjusted EBIT margin was 7.7% in the year ended December 31, 2011, down from 8.5% in the year ended December 31, 2010, primarily due to operational inefficiencies in its European operations and Traction Systems acquisition related expenses.

Corporate represents headquarters' expenses not directly attributable to the individual segments, expenses associated with divested operations and equity in affiliates' earnings. This net expense was $115.4 million, $107.4 million and $111.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Outlook

Based on weakening global economic conditions, particularly in Europe, our overall outlook for 2013 is cautious. The Company expects global production volumes to be slightly higher in 2013 compared with 2012. In Europe, our largest market, we expect production volumes to decline in 2013 compared with 2012. However, we expect that higher adoption rates of BorgWarner products around the world will result in sales growth for the Company in 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At December 31, 2012, the Company had $715.7 million of cash, including $712.1 million of cash held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States.

The Company's $650 million multi-currency revolving credit facility, which includes a feature that allows the Company's borrowings to be increased to $1 billion, provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants as part of the credit agreement. These covenants are a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at December 31, 2012 and expects to remain compliant in future periods. At December 31, 2012 and 2011, the Company had outstanding borrowings of $140.0 million and $70.0 million, respectively, under this facility.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes, which were settled in April 2012 by delivering approximately 11.4 million shares of common stock held in treasury to the note holders. The settlement resulted in a reduction in the current portion of long-term debt of $373.8 million, a reduction in common stock held in treasury of $617.3 million and a reduction in capital in excess of par value of $243.5 million.

In conjunction with the convertible senior note offering, the Company entered into a bond hedge overlay, including both call options and warrants, at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50%, or approximately $38.61 per share. On April 16, 2012, the Company settled the call option portion of the bond hedge overlay, receiving approximately 6.5 million shares of its common stock. The settlement resulted in an increase to common stock held in treasury of $503.9 million offset by an increase to capital in excess of par value of $503.9 million.

During the third and fourth quarters of 2012, the Company settled the warrants included in the bond hedge overlay, delivering approximately 4.9 million shares of its common stock held in treasury, resulting in a reduction in common stock held in treasury of $338.5 million offset by a reduction to capital in excess of par value of $338.5 million.

In addition to the credit facility, the Company's universal shelf registration with the Securities and Exchange Commission has an unlimited amount of various debt and equity instruments that could be issued.

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

    Capitalization

	December 31,
(millions of dollars)	2012	2011
Notes payable and short-term debt	$239.1	$196.3
Current portion of long-term debt	4.3	381.5
Long-term debt	823.8	751.3
Total debt	1,067.2	1,329.1
Less: cash	715.7	359.6
Total debt, net of cash	351.5	969.5
Total equity	3,146.1	2,453.0
Total capitalization	$3,497.6	$3,422.5
Total debt, net of cash, to capital ratio	10.0%	28.3%

Balance sheet debt decreased by $261.9 million and cash on hand increased by $356.1 million compared to December 31, 2011 primarily due to net cash provided by operating activities, net of capital expenditures, and the Company's settlement of its 3.50% convertible senior notes, which was partially offset by share repurchases.

Total equity increased by $693.1 million in the year ended December 31, 2012 as follows:

(millions of dollars)
Balance, January 1, 2012	$2,453.0
Net earnings	522.4
Convertible bond settlement	373.8
Purchase of treasury stock	(295.9)
Stock-based compensation	94.4
Other comprehensive income	32.3
Dividends declared to noncontrolling stockholders	(18.9)
BorgWarner BERU Systems Korea Co., Ltd. acquisition	(15.0)
Balance, December 31, 2012	$3,146.1

Operating Activities

Net cash provided by operating activities was $878.7 million, $708.2 million and $538.9 million in the years ended December 31, 2012, 2011 and 2010, respectively. The increase for the year ended December 31, 2012 compared with the year ended December 31, 2011 primarily reflects improved working capital management. The increase in the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily reflects higher earnings.

Investing Activities

Net cash used in investing activities was $345.2 million, $564.5 million and $429.5 million in the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in the year ended December 31, 2012 compared with the year ended December 31, 2011 primarily reflects the cash payment of $203.7 million made during the first quarter of 2011 for the acquisition of Haldex Traction AB and the cash proceeds of $55.2 million received during the third quarter of 2012 from the sale of the spark plug business, which was partially offset by increased capital expenditures. The increase in cash used in investing activities in the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to increased capital spending and higher payments for businesses acquired, net of cash acquired. Year over year capital spending increases of $13.7 million and $117.1 million during the years ended December 31, 2012 and December 31, 2011, respectively, were primarily due to higher spending levels required to meet increased program launches worldwide.

Financing Activities

Net cash used in financing activities was $188.6 million, $219.7 million and $13.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The $31.1 million decrease in the year ended December 31, 2012 compared with the year ended December 31, 2011 was primarily driven by decreased purchases of treasury stock partially offset by an increase in dividends paid to noncontrolling stockholders.

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

The Company's significant contractual obligation payments at December 31, 2012 are as follows:

(millions of dollars)	Total	2013	2014-2015	2016-2017	After 2017
Other postretirement benefits, excluding pensions (a)	$297.3	$21.1	$40.3	$37.6	$198.3
Defined benefit pension plans (b)	101.0	7.1	19.0	18.3	56.6
Notes payable and long-term debt	1,071.0	243.4	12.8	290.0	524.8
Projected interest payments (c)	339.4	38.4	73.7	66.1	161.2
Non-cancelable operating leases	68.7	18.1	27.2	20.0	3.4
Capital spending obligations	39.8	39.8	—	—	—
Income tax payments (d)	201.1	201.1	—	—	—
Total	$2,118.3	$569.0	$173.0	$432.0	$944.3
________________

(a)
Other postretirement benefits, excluding pensions, include anticipated future payments to cover retiree medical and life insurance benefits. See Note 11 to the Consolidated Financial Statements for disclosures related to the Company’s other postretirement benefits.

(b)
Since the timing and amount of payments for funded defined benefit pension plans are usually not certain for future years such potential payments are not shown in this table. Amount contained in “After 2017” column is for unfunded plans and includes estimated payments through 2022. See Note 11 to the Consolidated Financial Statements for disclosures related to the Company’s pension benefits.

(c)
Projection is based upon actual fixed rates where appropriate, and a projected floating rate for the variable rate portion of the total debt portfolio. The floating rate projection is based upon current market conditions and rounded to the nearest 50th basis point (0.50%), which is 4.0% for this purpose. Projection is also based upon debt being redeemed upon maturity.

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

Off Balance Sheet Arrangements

The Company has certain leases that are recorded as operating leases. Types of operating leases include leases on the headquarters facility, an airplane, vehicles and certain office equipment. The total expected future cash outlays for non-cancelable operating lease obligations at December 31, 2012 is $68.7 million. See Note 14 to the Consolidated Financial Statements for more information on operating leases, including future minimum payments.

Pension and Other Postretirement Benefits

The Company's policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2012, all legal funding requirements had been met. The Company contributed $18.0 million, $37.0 million and $25.1 million to its defined benefit pension plans in the years ended December 31, 2012, 2011 and 2010, respectively. The Company expects to contribute a total of $15 million to $25 million into its defined benefit pension plans during 2013. Of the $15 million to $25 million in projected 2013 contributions, $7.1 million are contractual obligations, while the remaining payments are discretionary.

The funded status of all pension plans was a net unfunded position of $317.1 million and $236.4 million at December 31, 2012 and 2011, respectively. Of these amounts, $192.4 million and $128.7 million at December 31, 2012 and 2011, respectively, were related to plans in Germany, where there is not a tax deduction allowed under the applicable regulations to fund the plans; hence the common practice is to make contributions as benefit payments become due.

Other postretirement benefits primarily consist of postretirement health care benefits for certain employees and retirees of the Company's U.S. operations. The Company funds these benefits as retiree claims are incurred. Other postretirement benefits had an unfunded status of $220.5 million and $251.0 million at December 31, 2012 and 2011, respectively.

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP did not violate the Labor - Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009, the action pending in Indiana was dismissed, while the action in Michigan is continuing. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot reasonably estimate the amount or the range of potential loss, if any. A decision on the merits of the suit could be rendered sometime in 2013.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 32 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $3.9 million at December 31, 2012. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of both December 31, 2012 and December 31, 2011, the Company had approximately 16,000 pending asbestos-related product liability claims, respectively. Of the approximately 16,000 outstanding claims at December 31, 2012, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2012, of the approximately 2,400 claims resolved, 308 (13%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2011, of the approximately 1,800 claims resolved, 288 (16%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

On April 5, 2010, the Superior Court of New Jersey Appellate Division affirmed a lower court judgment in an asbestos-related action against the Company and others. The Company filed its Notice of Petition to the Supreme Court of New Jersey in late April, seeking to appeal the decisions of the lower courts. On July 8, 2010, the Supreme Court of New Jersey denied the Company's Notice of Petition appealing the decision of the lower courts. The total claim of $40.7 million was paid by the Company in July 2010.

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

To date, the Company has paid and accrued $235.8 million in defense and indemnity in advance of insurers' reimbursement and has received $124.8 million in cash and notes from insurers. The net balance of $111.0 million, is expected to be fully recovered, of which approximately $20 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2011, insurers owed $109.8 million in association with these claims.

In addition to the $111.0 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $85.6 million for claims asserted, but not yet resolved and their related defense costs at December 31, 2012. The Company also has a related asset of $85.6 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which, more-likely-than-not, will occur subsequent to December 31, 2013. At December 31, 2011, the comparable value of the accrued liability and associated insurance asset was $61.7 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	December 31,
(millions of dollars)	2012	2011
Assets:
Prepayments and other current assets	$—	$28.8
Other non-current assets	85.6	32.9
Total insurance assets	$85.6	$61.7
Liabilities:
Accounts payable and accrued expenses	$36.5	$28.8
Other non-current liabilities	49.1	32.9
Total accrued liabilities	$85.6	$61.7

The 2012 increase in the accrued liability and associated insurance asset is primarily due to an expected higher rate of claim settlement based on recent litigation claim activity.

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

Goodwill and other indefinite-lived intangible assets During the fourth quarter of each year, the Company qualitatively assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. This qualitative assessment evaluates various events and circumstances, such as macro economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon a triggering event, including recent acquisition or divestiture activity, the Company performs a quantitative, "step one," goodwill impairment analysis.

During the fourth quarter of 2012, the Company performed a qualitative analysis on each reporting unit and determined it was more-likely-than-not the fair value exceeded the carrying value of these reporting units. For the reporting unit with recent divestiture activity, the Company performed a quantitative, "step one," goodwill impairment analysis, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of this goodwill impairment analysis is the Company's annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five year projection of future cash flows based on actual new products and customer commitments and assumes the last year of the LRP data is a fair indication of the future performance. Because the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company's facts and circumstances.

The Company believes the assumptions and estimates used to determine its estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company's December 31, 2012 goodwill quantitative, "step one," impairment review are as follows:

•
Discount rate: The Company used a 10% weighted average cost of capital (“WACC”) as the discount rate for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•	Operating income margin: The Company used historical and expected operating income margins, which may vary based on the projections the reporting unit being evaluated.

In addition to the above primary assumptions, the Company notes the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow model:

•	The automotive industry is cyclical and the Company's results of operations would be adversely affected by industry downturns.

•	The Company is dependent on market segments that use our key products and would be affected by decreasing demand in those segments.

•	The Company is subject to risks related to international operations.

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2012 indicated the Company's goodwill assigned to the reporting unit that was quantitatively assessed was not impaired. Additionally, a sensitivity analysis was completed indicating a 1% increase in the discount rate or a 1% decrease in the operating margin assumptions would not result in the carrying value exceeding the fair value of the reporting unit quantitatively assessed.

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

Product warranties The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. Our warranty provision over the last three years, and as a percentage of net sales, has continued to decrease in conjunction with Company's improved quality efforts and has trended as follows:

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Net sales	$7,183.2	$7,114.7	$5,652.8
Warranty provision	$33.7	$47.5	$39.3
Warranty provision as a percentage of net sales	0.5%	0.7%	0.7%

The following table illustrates the sensitivity of a 25 basis point change (as a percentage of net sales) in the assumed warranty trend on the Company's accrued warranty liability:

	December 31,
(millions of dollars)	2012	2011	2010
25 basis point decrease (income)/expense	$(18.0)	$(17.8)	$(14.1)
25 basis point increase (income)/expense	$18.0	$17.8	$14.1

At December 31, 2012, the total accrued warranty liability was $64.9 million. The accrual is represented as $33.1 million in current liabilities and $31.8 million in non-current liabilities on our Consolidated Balance Sheet.

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

Environmental contingencies The Company works with outside experts to determine a range of potential liability for environmental sites. The ranges for each individual site are then aggregated into a loss range for the total accrued liability. We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range. Management's estimate of the loss for environmental liability was $3.9 million at December 31, 2012.

See Note 13 to the Consolidated Financial Statements for more information regarding environmental accrual.

Pension and other postretirement defined benefits The Company provides postretirement defined benefits to a number of its current and former employees. Costs associated with postretirement defined benefits include pension and postretirement health care expenses for employees, retirees and surviving spouses and dependents.

The Company's defined benefit pension and other postretirement plans are accounted for in accordance with ASC Topic 715. The determination of the Company's obligation and expense for its pension and other postretirement benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain assumptions, including the expected long-term rate of return on plan assets, discount rate, rates of increase in compensation and health care costs trends are described in Note 11, “Retirement Benefit Plans,” to the Consolidated Financial Statements. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with GAAP.

In accordance with GAAP, actual results that differ from assumptions used are accumulated and generally amortized over future periods. The primary assumptions affecting the Company's accounting for employee benefits under ASC Topics 712 and 715 as of December 31, 2012 are as follows:

•
Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs, including historical returns for the different asset classes held by the Company's trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans' invested assets. In determining its pension expense for the year ended December 31, 2012, the Company used long-term rates of return on plan assets ranging from 1.75% to 6.75% outside of the U.S. and 6.75% in the U.S.

Actual returns on U.S. pension assets were 11.0%, 3.7% and 14.6% for the years ended December 31, 2012, 2011 and 2010, respectively, compared to the expected rate of return assumption of 6.75% for the year ended December 31, 2012 and 7.50% for the years ended December 31, 2011 and 2010, respectively.

Actual returns on U.K. pension assets were 10.0%, 3.3% and 13.3% for the years ended December 31, 2012, 2011 and 2010, respectively, compared to the expected rate of return assumption of 6.75% for the year ended December 31, 2012 and 7.50% for the years ended December 31, 2011 and 2010, respectively.

•
Discount rate: The discount rate is used to calculate pension and postretirement employee benefit obligations (“OPEB”). The discount rate assumption is based on a constant effective yield from matching projected plan cash flows to high quality (Aa) bond yields of corresponding maturities as of the measurement date. The Company used discount rates ranging from 1.75% to 6.75% to determine its pension and other benefit obligations as of December 31, 2012, including weighted average discount rates of 3.67% in the U.S., 3.86% outside of the U.S., and 3.25% for U.S. other postretirement health care plans. The U.S. discount rate reflects the fact that our U.S. pension plan has been closed for new participants since 1989 (1999 for our U.S. health care plan), and with the closing of our Muncie facility in 2009, there will be negligible service cost going forward.

•
Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company specific historical trends for health care cost to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postretirement employee health care plans as of December 31, 2012, the Company used health care cost trend rates of 7.50%, declining to an ultimate trend rate of 5% by the year 2019.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and other postretirement employee benefit obligations and its future expense.

The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2013 pre-tax pension expense:

(millions of dollars)	Impact on U.S. 2013 pre-tax pension (expense)/income		Impact on Non-U.S. 2013 pre-tax pension (expense)/income
1 percentage point decrease in discount rate	$—	*	$(4.9)
1 percentage point increase in discount rate	$—	*	$4.9
1 percentage point decrease in expected return on assets	$(2.7)		$(1.8)
1 percentage point increase in expected return on assets	$2.7		$1.8
________________
* A 1 percentage point increase or decrease in the discount rate would have a negligible impact on the Company’s U.S. 2013 pre-tax pension expense.

The following table illustrates the sensitivity to a change in the discount rate assumption related to the Company’s U.S. OPEB interest expense:

(millions of dollars)	Impact on 2013 pre-tax OPEB interest (expense)/income
1 percentage point decrease in discount rate	$(2.4)
1 percentage point increase in discount rate	$2.4

The sensitivity to a change in the discount rate assumption related to the Company's total 2013 U.S. OPEB expense is expected to be negligible, as any increase in interest expense will be offset by net actuarial gains.

The following table illustrates the sensitivity to a one-percentage point change in the assumed health care cost trend related to the Company's OPEB obligation and service and interest cost:

	One Percentage Point
(millions of dollars)	Increase	Decrease
Effect on other postretirement benefit obligation	$16.2	$(14.3)
Effect on total service and interest cost components	$0.5	$(0.5)

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

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of ASC Topic 605. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2012, the Company has recorded a liability for its best estimate of the more likely than not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

See Note 4 to the Consolidated Financial Statements for more information regarding income taxes.

New Accounting Pronouncements

In November 2012, the Financial Accounting Standards Board ("FASB") amended ASC Topic 220, "Comprehensive Income," requiring companies to disclose the income statement line items impacted by the reclassification of comprehensive income (loss) into net earnings. This guidance is effective retrospectively for interim and annual periods beginning on or after December 15, 2012. The Company anticipates the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

In December 2011, the FASB amended ASC Topic 210, "Balance Sheet," requiring companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The Company anticipates the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

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

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At December 31, 2012, the amount of debt with fixed interest rates was 43.5% of total debt, including the impact of the interest rate swaps. Our earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to floating money market rates. A 10% increase or decrease in the average cost of our variable rate debt would result in a change in pre-tax interest expense of approximately $1.6 million, $1.8 million and $1.6 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our most significant currency exposures relate to the British Pound, the Chinese Yuan, the Euro, the Hungarian Forint, the Japanese Yen, the Swedish Krona and the South Korean Won. We mitigate our foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets we serve, by invoicing customers in the same currency as the source of the products and by funding some of our investments in foreign markets through local currency loans and cross currency swaps. Such non-U.S. Dollar debt was $258.3 million and $280.4 million as of December 31, 2012 and 2011, respectively. We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts in order to reduce exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency. As of December 31, 2012, the Company was holding foreign exchange derivatives with positive and negative fair market values of $5.9 million and $9.8 million, respectively, of which $5.2 million in gains and $9.8 million in losses mature in less than one year.

Commodity Price Risk

Commodity price risk is the possibility that we will incur economic losses due to adverse changes in the cost of raw materials used in the production of our products. Commodity forward and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2012, the Company had no forward and option commodity contracts outstanding.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Based on management's assessment and those criteria, we believe that, as of December 31, 2012, the Company's internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2012 as stated in their report.

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

/s/ James R. Verrier
President and Chief Executive Officer

/s/ Ronald T. Hundzinski
Vice President and Chief Financial Officer

February 14, 2013

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative information regarding market risk, please refer to the discussion in Item 7 of this report under the caption "Quantitative and Qualitative Disclosure about Market Risk."

For information regarding interest rate risk and foreign currency exchange risk, refer to Note 10, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this report. For information regarding the levels of indebtedness subject to interest rate fluctuation, refer to Note 8, “Notes Payable and Long-Term Debt,” to the Consolidated Financial Statements in Item 8 of this report. For information regarding the level of business outside the United States, which is subject to foreign currency exchange rate market risk, refer to Note 17, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BorgWarner Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BorgWarner Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 14, 2013

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(millions of dollars)	2012	2011
ASSETS
Cash	$715.7	$359.6
Receivables, net	1,147.3	1,183.0
Inventories, net	447.6	454.3
Deferred income taxes	94.7	58.5
Prepayments and other current assets	67.5	82.4
Total current assets	2,472.8	2,137.8

Property, plant and equipment, net	1,788.0	1,664.3
Investments and advances	382.7	345.3
Goodwill	1,181.4	1,186.2
Other non-current assets	575.9	625.0
Total assets	$6,400.8	$5,958.6

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$239.1	$196.3
Current portion of long-term debt	4.3	381.5
Accounts payable and accrued expenses	1,287.2	1,297.8
Income taxes payable	72.5	29.8
Total current liabilities	1,603.1	1,905.4

Long-term debt	823.8	751.3

Other non-current liabilities:
Retirement-related liabilities	509.7	457.0
Other	318.1	391.9
Total other non-current liabilities	827.8	848.9

Capital stock:
Preferred stock, $0.01 par value; authorized shares: 5,000,000; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized shares: 390,000,000; issued shares: (2012- 123,023,159; 2011- 121,315,705); outstanding shares: (2012 - 115,572,699; 2011 - 108,514,462)	1.2	1.2
Non-voting common stock, $0.01 par value; authorized shares: 25,000,000; none issued and outstanding	—	—
Capital in excess of par value	1,160.7	1,134.3
Retained earnings	2,611.2	2,110.3
Accumulated other comprehensive loss	(121.3)	(150.8)
Common stock held in treasury, at cost: (2012 - 7,450,460 shares; 2011 - 12,801,243 shares)	(569.2)	(707.1)
Total BorgWarner Inc. stockholders’ equity	3,082.6	2,387.9
Noncontrolling interest	63.5	65.1
Total equity	3,146.1	2,453.0
Total liabilities and equity	$6,400.8	$5,958.6

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2012	2011	2010
Net sales	$7,183.2	$7,114.7	$5,652.8
Cost of sales	5,716.3	5,704.3	4,559.5
Gross profit	1,466.9	1,410.4	1,093.3

Selling, general and administrative expenses	629.3	621.0	566.6
Other (income) expense	84.7	(8.1)	22.4
Operating income	752.9	797.5	504.3

Equity in affiliates’ earnings, net of tax	(42.8)	(38.2)	(39.6)
Interest income	(4.7)	(4.8)	(2.8)
Interest expense and finance charges	39.4	74.6	68.8
Earnings before income taxes and noncontrolling interest	761.0	765.9	477.9

Provision for income taxes	238.6	195.3	81.7
Net earnings	522.4	570.6	396.2

Net earnings attributable to the noncontrolling interest, net of tax	21.5	20.5	18.8
Net earnings attributable to BorgWarner Inc.	$500.9	$550.1	$377.4

Earnings per share — basic	$4.45	$5.04	$3.31

Earnings per share — diluted*	$4.17	$4.45	$3.07

Weighted average shares outstanding:
Basic	112.652	109.229	114.155
Diluted	121.377	128.468	129.575

* The Company's diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 includes the impact of the Company's 3.50% convertible senior notes and associated warrants. Refer to Note 15, "Earnings Per Share," for further information on the diluted earnings per share calculation.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Net earnings attributable to BorgWarner Inc.	$500.9	$550.1	$377.4

Other comprehensive income
Foreign currency translation adjustments
Foreign currency translation adjustments	38.2	(62.2)	(63.6)
Foreign currency loss reclassified into net earnings related to disposal activities	16.8	—	—
Net change in foreign currency translation adjustments	55.0	(62.2)	(63.6)

Hedge instrument adjustments
Market value change of hedge instruments	30.3	(9.2)	(14.3)
Income taxes associated with the market value change of hedge instruments	(10.4)	3.0	6.7
(Gain) loss reclassified into net earnings	(8.8)	1.5	(6.2)
Income taxes reclassified into net earnings	2.2	(1.0)	0.2
Net change in hedge instruments	13.3	(5.7)	(13.6)

Defined benefit postretirement plans
Net unrecognized gain (loss) arising during the period	(60.8)	(45.3)	15.0
Income taxes associated with net unrecognized gain (loss) arising during the period	16.2	12.8	(12.9)
Amortization of prior service benefit and unrecognized loss into net earnings	9.1	7.6	8.9
Income taxes reclassified into net earnings	(3.1)	(2.7)	(3.2)
Acquisition	—	(2.0)	—
Income taxes associated with acquisition	—	0.5	—
Net change in defined benefit postretirement plans	(38.6)	(29.1)	7.8

Other changes in comprehensive income, net of tax	(0.2)	(0.1)	1.2

Total other comprehensive income attributable to BorgWarner Inc.	29.5	(97.1)	(68.2)

Comprehensive income attributable to BorgWarner Inc.	530.4	453.0	309.2
Comprehensive income (loss) attributable to the noncontrolling interest	2.8	(1.3)	2.5
Comprehensive income	$533.2	$451.7	$311.7

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
OPERATING
Net earnings	$522.4	$570.6	$396.2
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	260.2	252.2	224.5
Amortization of intangible assets and other	28.4	30.8	28.4
Loss from disposal activities, net of cash paid	31.7	21.5	—
Restructuring expense, net of cash paid	23.3	—	—
Environmental litigation settlement, net of cash paid	—	—	14.0
Stock-based compensation expense	56.7	21.8	22.8
Deferred income tax benefit	(10.7)	(1.1)	(52.2)
Bond amortization	5.3	20.3	18.3
BERU - Eichenauer equity investment gain	—	—	(8.0)
Equity in affiliates’ earnings, net of dividends received, and other	(13.0)	(7.8)	1.7
Net earnings adjusted for non-cash charges to operations	904.3	908.3	645.7
Changes in assets and liabilities:
Receivables	43.8	(150.6)	(239.0)
Inventories	(5.3)	(38.6)	(79.0)
Prepayments and other current assets	(15.4)	(2.4)	0.6
Accounts payable and accrued expenses	(27.1)	53.0	169.4
Income taxes payable	44.9	(15.4)	37.3
Other non-current assets and liabilities	(66.5)	(46.1)	3.9
Net cash provided by operating activities	878.7	708.2	538.9
INVESTING
Capital expenditures, including tooling outlays	(407.4)	(393.7)	(276.6)
Net proceeds from asset disposals	5.4	7.9	6.8
Payments for businesses acquired, net of cash acquired	—	(203.7)	(164.7)
Net proceeds from sale of businesses	56.8	25.0	5.0
Net cash used in investing activities	(345.2)	(564.5)	(429.5)
FINANCING
Net increase (decrease) in notes payable	12.8	67.6	(29.8)
Additions to long-term debt, net of debt issuance costs	313.9	364.6	372.2
Repayments of long-term debt, including current portion	(246.4)	(309.1)	(116.1)
Proceeds from accounts receivable securitization facility	30.0	—	30.0
Payments for purchase of treasury stock	(295.9)	(357.6)	(325.7)
Proceeds from stock options exercised, including the tax benefit	52.0	53.0	67.1
Taxes paid on employees' restricted stock award vestings	(18.1)	(14.4)	—
Purchase of noncontrolling interest	(15.0)	(29.4)	—
Capital contribution from noncontrolling interest	—	19.5	—
Dividends paid to noncontrolling stockholders	(21.9)	(13.9)	(10.9)
Net cash used in financing activities	(188.6)	(219.7)	(13.2)
Effect of exchange rate changes on cash	11.2	(14.3)	(3.7)
Net increase (decrease) in cash	356.1	(90.3)	92.5
Cash at beginning of year	359.6	449.9	357.4
Cash at end of year	$715.7	$359.6	$449.9
SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the year for:
Interest	$57.0	$68.5	$53.4
Income taxes	$158.9	$175.5	$83.1
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Number of shares		BorgWarner Inc. stockholder's equity
(millions of dollars, except share data)	Issued common stock	Common stock held in treasury	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, January 1, 2010	118,336,410	(1,498,855)	$1.2	$1,034.1	$(57.9)	$1,193.4	$14.5	$37.4
Dividends declared	—	—	—	—	—	—	—	(9.5)
Stock option expense	—	—	—	0.1	—	—	—	—
Stock incentive plans	—	525,297	—	43.5	22.6	(10.6)	—	—
Executive stock plan	—	269,896	—	3.8	11.5	—	—	—
Net issuance of restricted stock	1,749,796	—	—	18.9	—	—	—	—
Purchase of treasury stock	—	(7,066,100)	—	—	(325.7)	—	—	—
Net earnings	—	—	—	—	—	377.4	—	18.8
Other comprehensive income	—	—	—	—	—	—	(68.2)	2.5
Dytech Ensa, S.L. acquisition	—	—	—	—	—	—	—	2.0
Balance, December 31, 2010	120,086,206	(7,769,762)	$1.2	$1,100.4	$(349.5)	$1,560.2	$(53.7)	$51.2
Dividends declared	—	—	—	—	—	—	—	(22.0)
Stock incentive plans	1,020,375	—	—	38.7	—	—	—	—
Executive stock plan	104,205	—	—	6.8	—	—	—	—
Net issuance of restricted stock	104,919	—	—	15.0	—	—	—	—
Purchase of treasury stock	—	(5,031,481)	—	—	(357.6)	—	—	—
Net earnings	—	—	—	—	—	550.1	—	20.5
Other comprehensive income	—	—	—	—	—	—	(97.1)	(1.3)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	19.5
BorgWarner Vikas Emissions India Private Limited acquisition	—	—	—	(26.6)	—	—	—	(2.8)
Balance, December 31, 2011	121,315,705	(12,801,243)	$1.2	$1,134.3	$(707.1)	$2,110.3	$(150.8)	$65.1
Dividends declared	—	—	—	—	—	—	—	(18.9)
Stock incentive plans	777,925	—	—	52.0	—	—	—	—
Executive stock plan	538,180	—	—	39.3	—	—	—	—
Net issuance of restricted stock	391,349	(241,250)	—	21.2	(18.1)	—	—	—
Purchase of treasury stock	—	(4,155,694)	—	—	(295.9)	—	—	—
Convertible bond settlement	—	11,382,771	—	(243.5)	617.3	—	—	—
Convertible bond - hedge settlement	—	(6,489,698)	—	503.9	(503.9)	—	—	—
Convertible bond - warrant settlement	—	4,854,654	—	(338.5)	338.5	—	—	—
Net earnings	—	—	—	—	—	500.9	—	21.5
Other comprehensive income	—	—	—	—	—	—	29.5	2.8
BorgWarner BERU Systems Korea Co., Ltd. acquisition	—	—	—	(8.0)	—	—	—	(7.0)
Balance, December 31, 2012	123,023,159	(7,450,460)	$1.2	$1,160.7	$(569.2)	$2,611.2	$(121.3)	$63.5

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered automotive systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles ("SUVs"), vans and light trucks). The Company's products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in the Americas, Europe and Asia and is an original equipment supplier to every major automotive OEM in the world. The Company's products fall into two reporting segments: Engine and Drivetrain.

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following paragraphs briefly describe the Company's significant accounting policies.

Basis of presentation The Company retrospectively adopted the amendment to Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income," which requires companies to separately disclose reclassifications from other comprehensive income into net income on the face of the financial statements. Prior year balances within the Consolidated Statements of Comprehensive Income conform to this requirement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Receivables, net The Company securitizes certain receivables through third party financial institutions without recourse and continues to administer the collection of these receivables on behalf of the third party. The amount can vary each month based on the amount of underlying receivables. On December 21, 2009, the Company entered into a $50 million accounts receivable securitization facility, which was amended on September 8, 2010 to increase the facility to $80 million and then again on November 1, 2012 to increase the facility to $110 million. The amended facility matures on October 31, 2014.

Inventories, net Inventories are valued at the lower of cost or market. Cost of U.S. inventories is determined using the last-in, first-out (“LIFO”) method, while the foreign operations use the first-in, first-out (“FIFO”) or average-cost methods. Inventory held by U.S. operations was $102.1 million and $100.6 million at December 31, 2012 and 2011, respectively. Such inventories, if valued at current cost instead of LIFO, would have been greater by $16.0 million and $15.3 million at December 31, 2012 and 2011, respectively.

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

Property, plant and equipment, net Property, plant and equipment is valued at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is generally computed on a straight-line basis over the estimated useful lives of the assets. Useful lives for buildings range from 15 to 40 years and useful lives for machinery and equipment range from three to 12 years. For income tax purposes, accelerated methods of depreciation are generally used.

See Note 5 to the Consolidated Financial Statements for more information on property, plant and equipment, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and other indefinite-lived intangible assets During the fourth quarter of each year, the Company qualitatively assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. This qualitative assessment evaluates various events and circumstances, such as macro economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon a triggering event, including recent acquisition or divestiture activity, the Company performs a quantitative, "step one," goodwill impairment analysis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign currency The financial statements of foreign subsidiaries are translated to U.S. dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses and capital expenditures. The local currency is the functional currency for substantially all of the Company's foreign subsidiaries. Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive income (loss) in equity. The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred.

See Note 5 to the Consolidated Financial Statements for more information on accumulated other comprehensive income (loss).

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

See Note 13 to the Consolidated Financial Statements for more information regarding environmental contingencies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes  In accordance with ASC Topic 740, the Company's income tax expense is calculated based on expected income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management's estimates and judgments.

See Note 4 to the Consolidated Financial Statements for more information regarding income taxes.

New Accounting Pronouncements

In November 2012, the Financial Accounting Standards Board ("FASB") amended ASC Topic 220, "Comprehensive Income," requiring companies to disclose the income statement line items impacted by the reclassification of comprehensive income (loss) into net earnings. This guidance is effective retrospectively for interim and annual periods beginning on or after December 15, 2012. The Company anticipates the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

In December 2011, the FASB amended ASC Topic 210, "Balance Sheet," requiring companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The Company anticipates the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Gross R&D expenditures	$309.3	$294.7	$233.2
Customer reimbursements	(43.4)	(51.0)	(48.2)
Net R&D expenditures	$265.9	$243.7	$185.0

Net R&D expenditures as a percentage of net sales were 3.7%, 3.4% and 3.3% in the years ended December 31, 2012, 2011 and 2010, respectively. The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of net R&D expenditures in any of the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3	OTHER (INCOME) EXPENSE

The following table presents items included in other (income) expense:

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Loss from disposal activities	$39.7	$21.5	$—
Restructuring expense	27.4	—	—
Retirement related obligations	17.3	—	—
Patent infringement settlement, net of legal costs incurred	—	(29.1)	—
Environmental litigation settlement	—	—	28.0
BERU - Eichenauer equity investment gain	—	—	(8.0)
Other	0.3	(0.5)	2.4
Other (income) expense	$84.7	$(8.1)	$22.4

During the second and third quarters of 2012, the Company incurred $39.7 million in expense associated with the loss on sale of the spark plug business, primarily related to the to write-down of prior purchase price accounting adjustments included within the disposal group. These purchase price accounting adjustments were originally reported in the Engine segment and related to the BERU acquisition. The Company also recorded restructuring expense of $27.4 million in the third quarter of 2012 primarily associated with the disposal and future requirements of BERU's on-going business, which included $9.0 million of employee termination benefits, $6.3 million of contract cancellation costs and $12.1 million of other charges, primarily related to the write-down of certain assets. The Company expects to pay all employee termination benefits in the next 12 months.

During the fourth quarter of 2012, the Company recorded retirement related obligations of $17.3 million comprised of a $5.7 million loss resulting from the settlement of a portion of the Muncie Plant's pension obligation and an $11.6 million expense associated with the retirement of certain Named Executive Officers. Refer to Notes 11 and 12 to the Consolidated Financial Statements for further information regarding the Muncie Plant's settlement loss and the Company's decision to waive the forfeiture provisions of existing restricted stock and performance share grants made to certain retiring Named Executive Officers.

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

Refer to Note 16 to the Consolidated Financial Statements for information regarding the Company's loss from disposal activities and BERU - Eichenauer equity investment gain and Note 13 to the Consolidated Financial Statements for information regarding the Company's environmental litigation settlement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	INCOME TAXES

Earnings (loss) before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
(millions of dollars)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Earnings (loss) before income taxes	$132.3	$628.7	$761.0	$119.2	$646.7	$765.9	$(26.7)	$504.6	$477.9
Provision for income taxes:
Current:
Federal/foreign	$59.8	$186.1	$245.9	$31.8	$162.9	$194.7	$14.0	$117.7	$131.7
State	3.4	—	3.4	1.7	—	1.7	2.2	—	2.2
Total current	63.2	186.1	249.3	33.5	162.9	196.4	16.2	117.7	133.9
Deferred	19.5	(30.2)	(10.7)	17.4	(18.5)	(1.1)	(48.9)	(3.3)	(52.2)
Total provision for income taxes	$82.7	$155.9	$238.6	$50.9	$144.4	$195.3	$(32.7)	$114.4	$81.7
Effective tax rate	62.5%	24.8%	31.4%	42.7%	22.3%	25.5%	(122.5)%	22.7%	17.1%

The provision for income taxes resulted in an effective tax rate of 31.4%, 25.5% and 17.1% for the years ended December 31, 2012, 2011 and 2010, respectively. An analysis of the differences between the effective tax rate and the U.S. statutory rate for the years ended December 31, 2012, 2011 and 2010 is presented below.

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Income taxes at U.S. statutory rate of 35%	$266.4	$268.1	$167.3
Increases (decreases) resulting from:
Income from non-U.S. sources, including withholding taxes	(58.3)	(74.8)	(55.8)
Affiliates' earnings	(15.0)	(13.4)	(13.8)
State taxes, net of federal benefit	2.2	1.1	1.4
Business and foreign tax credits	8.8	11.5	0.2
Accrual adjustment and settlement of prior year tax matters	9.3	(1.0)	0.4
Medicare Part D	—	0.1	2.9
Capital loss carryforward valuation allowance	9.7	—	—
Reversal of foreign tax credit valuation allowance	—	—	(21.2)
Unremitted foreign earnings	13.4	—	—
Non-temporary differences and other	2.1	3.7	0.3
Provision for income taxes, as reported	$238.6	$195.3	$81.7

The Company's provision for income taxes for the year ended December 31, 2012 includes a net tax benefit of $2.0 million associated with the loss from disposal activities and restructuring expense. The $2.0 million net benefit is comprised of a tax benefit of $7.7 million associated with restructuring expense, partially offset by tax expense of $5.7 million resulting from the sale of the spark plug business. The provision also includes additional tax expense of $19.8 million resulting from other tax adjustments. These other tax adjustments include $5.9 million of tax expense primarily resulting from the settlement of certain tax audits, $7.5 million of tax expense associated with the Company's second quarter 2012 decision to change its cash repatriation assertion for some of its foreign subsidiaries, $4.7 million of tax benefit related to certain countries enacting changes to their respective statutory income tax rates and $11.1 million of U.S. tax expense to correct the income taxes payable balance. The Company concluded this item was not material to the current or prior period financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's provision for income taxes for the year ended December 31, 2011 includes $11.0 million of tax expense associated with the Company's patent infringement settlement, $2.7 million of tax expense associated with the loss from disposal activities and a tax benefit of $6.2 million resulting from other tax adjustments. These other tax adjustments related to a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits. During 2011, several countries enacted changes to their respective statutory income tax rates. None of these changes had a material impact on the Company's effective tax rate.

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

A roll forward of the Company's total gross unrecognized tax benefits for the years ended December 31, 2012 and 2011, respectively, is presented below. Of the total $25.8 million of unrecognized tax benefits as of December 31, 2012, approximately $23.4 million of the total represents the amount, if recognized, would affect the Company's effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in the U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

(millions of dollars)	2012	2011
Balance, January 1	$26.2	$27.6
Additions based on tax positions related to current year	2.0	0.5
Additions for tax positions of prior years	13.4	3.9
Reductions for closure of tax audits and settlements	(14.6)	(4.3)
Reductions for lapse in statute of limitations	(1.7)	(0.8)
Translation adjustment	0.5	(0.7)
Balance, December 31	$25.8	$26.2

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The amount recognized in income tax expense for 2012 and 2011 is $0.5 million and $1.7 million, respectively. The Company has an accrual of approximately $8.3 million and $7.8 million for the payment of interest and penalties at December 31, 2012 and 2011, respectively. Included in the $25.8 million of unrecognized tax benefits is $18.5 million for the settlement of audits and resulting amended returns in certain foreign jurisdictions, most of which the Company expects to pay in the first quarter of 2013. Possible changes within the next 12 months related to other examinations cannot be reasonably estimated at this time.

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal, various state jurisdictions and various foreign jurisdictions. In certain tax jurisdictions, the Company may have more than one taxpayer. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Years no longer subject to audit	Tax jurisdiction	Years no longer subject to audit
U.S. Federal	2010 and prior	Hungary	2008 and prior
China	2007 and prior	Japan	2011 and prior
France	2007 and prior	South Korea	2006 and prior
Germany	2007 and prior	Sweden	2006 and prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross components of deferred tax assets and liabilities as of December 31, 2012 and 2011 consist of the following:

	December 31,
(millions of dollars)	2012	2011
Current deferred tax assets:
Foreign tax credits	$29.0	$—
Employee related	25.7	28.0
Research and development capitalization	13.4	—
Inventory	8.4	14.5
Warranties	5.3	4.5
Customer claims	3.6	2.2
Other	13.1	11.5
Total current deferred tax assets	$98.5	$60.7
Current deferred tax liabilities:
Unremitted foreign earnings	$(1.1)	$—
Other	(2.6)	(3.7)
Total current deferred tax liabilities	$(3.7)	$(3.7)
Non-current deferred tax assets:
Foreign tax credits	$117.0	$158.2
Other comprehensive income	113.7	116.7
Research and development capitalization	89.1	76.7
Net operating loss and capital loss carryforwards*	44.3	35.1
Pension and other postretirement benefits	37.7	33.9
Employee related	27.4	22.9
Research and development credits	4.9	3.0
Warranties	4.5	4.7
Litigation and environmental	1.2	2.0
Other	3.1	5.1
Total non-current deferred tax assets	$442.9	$458.3
Non-current deferred tax liabilities:
Goodwill & intangibles	$(130.9)	$(155.5)
Fixed assets	(101.9)	(79.7)
Unremitted foreign earnings	(12.3)	(1.3)
Other comprehensive income	(3.0)	(2.9)
Other	(6.6)	(6.6)
Total non-current deferred tax liabilities	$(254.7)	$(246.0)

Total deferred tax items	$283.0	$269.3
Valuation allowances*	(35.0)	(23.6)
Net deferred tax asset	$248.0	$245.7
_______________
*Net operating loss and capital loss carryforwards are shown gross with the corresponding valuation allowances located at the end of the table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets are as follows:

	December 31,
(millions of dollars)	2012	2011
Deferred income taxes — current assets*	$94.7	$58.5
Deferred income taxes — current liabilities*	(1.4)	(6.5)
Other non-current assets*	244.1	313.9
Other non-current liabilities*	(89.4)	(120.2)
Net deferred tax asset (current and non-current)	$248.0	$245.7
________________
*Current and non-current assets and liabilities have been netted within their respective taxing jurisdictions.

Deferred income taxes - current assets are primarily comprised of amounts from the U.S., China, France, Italy, Japan, Mexico and South Korea. Deferred income taxes - current liabilities are primarily comprised of amounts from the U.K. Other non-current assets are primarily comprised of amounts from the U.S., China and Japan. Other non-current liabilities are primarily comprised of amounts from Germany, Sweden and the U.K.

At December 31, 2012, certain non-U.S. subsidiaries have net operating loss carryforwards totaling $42.4 million available to offset future taxable income. Of the total $42.4 million, $35.4 million expire at various dates from 2013 through 2032 and the remaining $7.0 million have no expiration date. The Company has a valuation allowance of $0.7 million recorded on $2.5 million of non-U.S net operating loss carryforwards. Certain U.S. subsidiaries have state net operating loss carryforwards totaling $490.7 million which are completely offset by a valuation allowance due to risk of realization. Certain non-U.S. subsidiaries located in China, Korea and Poland have tax exemptions or tax holidays, which reduced tax expense approximately $26.7 million and $21.8 million in 2012 and 2011, respectively. Most existing tax holidays remain in effect during 2013. The U.S. has foreign tax credit carryforwards of $146.1 million, which expire at various dates from 2015 through 2020.

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

At December 31, 2012, the Company's deferred tax liability associated with unremitted foreign earnings was $13.4 million, which includes the $7.5 million of tax expense associated with the second quarter 2012 decision to change its cash repatriation assertion for some of its foreign subsidiaries and $5.9 million of tax expense associated with unremitted foreign earnings during the current year.

The Company has not recorded deferred income taxes on the difference between the book and tax basis of investments in foreign subsidiaries or foreign equity affiliates totaling approximately $2.1 billion in 2012, as these amounts are essentially permanent in nature. The difference will become taxable upon repatriation of assets, sale or liquidation of the investment. Due to fluctuation in tax laws around the world and fluctuations in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on this difference because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5	BALANCE SHEET INFORMATION

Detailed balance sheet data is as follows:

	December 31,
(millions of dollars)	2012	2011
Receivables, net:
Customers	$1,014.6	$1,037.4
Other	134.8	149.9
Gross receivables	1,149.4	1,187.3
Bad debt allowance(a)	(2.1)	(4.3)
Total receivables, net	$1,147.3	$1,183.0
Inventories, net:
Raw material and supplies	$264.0	$254.4
Work in progress	82.0	90.9
Finished goods	117.6	124.3
FIFO inventories	463.6	469.6
LIFO reserve	(16.0)	(15.3)
Total inventories, net	$447.6	$454.3
Prepayments and other current assets:
Prepaid tooling	$39.1	$23.5
Product liability insurance asset	—	28.8
Derivatives	5.7	2.7
Prepaid taxes	0.7	0.8
Other	22.0	26.6
Total prepayments and other current assets	$67.5	$82.4
Property, plant and equipment, net:
Land and land use rights	$76.4	$71.2
Buildings	640.8	616.7
Machinery and equipment	2,282.4	2,006.9
Capital leases	2.3	2.3
Construction in progress	243.7	206.8
Property, plant and equipment, gross	3,245.6	2,903.9
Accumulated depreciation	(1,567.0)	(1,343.9)
Property, plant & equipment, net, excluding tooling	1,678.6	1,560.0
Tooling, net of amortization	109.4	104.3
Property, plant & equipment, net	$1,788.0	$1,664.3
Investments and advances:
Investment in equity affiliates	$217.7	$217.4
Other investments and advances	165.0	127.9
Total investments and advances	$382.7	$345.3
Other non-current assets:
Deferred income taxes	$244.1	$313.9
Other intangible assets	206.3	243.3
Product liability insurance asset	85.6	32.9
Other	39.9	34.9
Total other non-current assets	$575.9	$625.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(millions of dollars)	2012	2011
Accounts payable and accrued expenses:
Trade payables	$815.4	$820.7
Trade payables for capital expenditures	39.8	48.9
Payroll and employee related	180.7	201.9
Product liability	36.5	28.8
Customer related	36.3	29.9
Product warranties	33.1	38.6
Retirement related	27.9	30.9
Interest	11.7	14.2
Derivatives	9.8	2.4
Dividends payable to noncontrolling shareholders	9.5	11.7
Insurance	9.2	10.5
Severance	8.9	5.6
Legal and professional fees	4.2	6.8
Environmental	1.6	3.4
Current deferred income taxes	1.4	6.5
Other	61.2	37.0
Total accounts payable and accrued expenses	$1,287.2	$1,297.8
Other non-current liabilities:
Deferred income taxes	$89.4	$120.2
Cross currency swaps and derivatives	58.1	85.5
Product liability	49.1	32.9
Product warranties	31.8	34.1
Deferred revenue	30.5	26.0
Environmental	2.3	8.1
Other	56.9	85.1
Total other non-current liabilities	$318.1	$391.9
Accumulated other comprehensive loss
Foreign currency translation adjustments	$140.8	$85.8
Market value of hedge instruments	(37.2)	(50.5)
Defined benefit postretirement plans	(225.8)	(187.2)
Other	0.9	1.1
Total accumulated other comprehensive loss	$(121.3)	$(150.8)

(a) Bad debt allowance:	2012	2011	2010
Beginning balance, January 1	$(4.3)	$(4.0)	$(4.3)
Provision	(0.8)	(1.4)	(1.1)
Write-offs	3.0	1.0	2.5
Translation adjustment and other	—	0.1	(1.1)
Ending balance, December 31	$(2.1)	$(4.3)	$(4.0)

As of December 31, 2012 and December 31, 2011, accounts payable of $39.8 million and $48.9 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the years ended December 31, 2012 and 2011 were $17.8 million and $15.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NSK-Warner KK ("NSK-Warner")

The Company has a 50% interest in NSK-Warner, a joint venture based in Japan that manufactures automatic transmission components. The Company's share of the earnings reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner is the joint venture partner with a 40% interest in the Drivetrain Group's South Korean subsidiary, BorgWarner Transmission Systems Korea Inc. Dividends received from NSK-Warner were $28.1 million, $33.4 million and $35.5 million in calendar years ended December 31, 2012, 2011 and 2010, respectively.

NSK-Warner has a fiscal year-end of March 31. The Company's equity in the earnings of NSK-Warner consists of the 12 months ended November 30. Following is summarized financial data for NSK-Warner, translated using the ending or periodic rates, as of and for the years ended November 30, 2012, 2011 and 2010 (unaudited):

	November 30,
(millions of dollars)	2012	2011
Balance sheets:
Cash and securities	$123.3	$119.4
Current assets, including cash and securities	320.0	344.1
Non-current assets	175.3	182.0
Current liabilities	147.4	172.1
Non-current liabilities	50.2	45.3
Total equity	297.7	308.7

	Year Ended November 30,
(millions of dollars)	2012	2011	2010
Statements of operations:
Net sales	$696.7	$655.2	$634.7
Gross profit	138.2	128.5	131.9
Net earnings	68.5	61.6	68.3

NSK-Warner had no debt outstanding as of November 30, 2012 and 2011. Purchases by the Company from NSK-Warner were $22.8 million, $16.6 million and $14.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 6	GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of each year, the Company qualitatively assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. This qualitative assessment evaluates various events and circumstances, such as macro economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon a triggering event, including recent acquisition or divestiture activity, the Company performs a quantitative, "step one," goodwill impairment analysis.

During the fourth quarter of 2012, the Company performed a qualitative analysis on each reporting unit and determined it was more-likely-than-not the fair value exceeded the carrying value of these reporting units. For the reporting unit with recent divestiture activity, the Company performed a quantitative, "step one," goodwill impairment analysis, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this goodwill impairment analysis is the Company's annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five year projection of future cash flows based on actual new products and customer commitments and assumes the last year of the LRP data is a fair indication of the future performance. Because the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company's facts and circumstances.

The Company believes the assumptions and estimates used to determine its estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company's December 31, 2012 goodwill quantitative, "step one," impairment review are as follows:

•
Discount rate: The Company used a 10% weighted average cost of capital (“WACC”) as the discount rate for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•	Operating income margin: The Company used historical and expected operating income margins, which may vary based on the projections of the reporting unit being evaluated.

In addition to the above primary assumptions, the Company notes the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow model:

•	The automotive industry is cyclical and the Company's results of operations would be adversely affected by industry downturns.

•	The Company is dependent on market segments that use our key products and would be affected by decreasing demand in those segments.

•	The Company is subject to risks related to international operations.

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2012 indicated the Company's goodwill assigned to the reporting unit quantitatively assessed was not impaired. Additionally, a sensitivity analysis was completed indicating a 1% increase in the discount rate or a 1% decrease in the operating margin assumptions would not result in the carrying value exceeding the fair value of the reporting unit quantitatively assessed.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	2012		2011
(millions of dollars)	Engine	Drivetrain	Engine	Drivetrain
Gross goodwill balance, January 1	$1,334.7	$353.5	$1,351.9	$263.6
Accumulated impairment losses, January 1	(501.8)	(0.2)	(501.8)	(0.2)
Net goodwill balance, January 1	$832.9	$353.3	$850.1	$263.4
Goodwill during the year:
Acquisition*	$—	$—	$—	$96.2
Divestitures*	(16.9)	—	(7.9)	—
Translation adjustment	6.3	5.8	(9.3)	(6.3)
Ending balance, December 31	$822.3	$359.1	$832.9	$353.3
________________
* Goodwill acquired relates to the 2011 purchase of Haldex Traction AB. Goodwill divested relates to the Company's 2011 sale of the tire pressure monitoring business and 2012 sale of the spark plug business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

	December 31, 2012			December 31, 2011
(millions of dollars)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	$80.0	$26.2	$53.8	$81.2	$20.4	$60.8
Customer relationships	216.3	100.0	116.3	213.4	76.7	136.7
Miscellaneous	2.9	2.9	—	2.8	1.3	1.5
Total amortized intangible assets	299.2	129.1	170.1	297.4	98.4	199.0
In-process R&D	10.8	—	10.8	10.8	—	10.8
Unamortized trade names	25.4	—	25.4	33.5	—	33.5
Total other intangible assets	$335.4	$129.1	$206.3	$341.7	$98.4	$243.3

Amortization of other intangible assets was $28.4 million, $30.8 million and $28.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated useful lives of the Company's amortized intangible assets range from three to 15 years. The Company utilizes the straight line method of amortization recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is as follows: $26.8 million in 2013, $26.8 million in 2014, $18.1 million in 2015, $17.6 million in 2016 and $15.9 million in 2017.

A roll forward of the gross carrying amounts of the Company's other intangible assets is presented below:

(millions of dollars)	2012	2011
Beginning balance, January 1	$341.7	$244.3
Acquisition	—	117.2
Divestitures*	(15.7)	(5.6)
Translation adjustment	9.4	(14.2)
Ending balance, December 31	$335.4	$341.7
________________
* Divestitures relate to the Company's 2011 sale of the tire pressure monitoring business and 2012 sale of the spark plug business.

A roll forward of the accumulated amortization associated with the Company's other intangible assets is presented below:

(millions of dollars)	2012	2011
Beginning balance, January 1	$98.4	$75.5
Amortization	28.4	30.8
Divestitures*	(0.6)	(3.8)
Translation adjustment	2.9	(4.1)
Ending balance, December 31	$129.1	$98.4
________________
* Divestitures relate to the Company's 2011 sale of the tire pressure monitoring business and 2012 sale of the spark plug business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 2, 2009, the Company announced the purchase of advanced gasoline ignition technology and related intellectual property from Florida-based Etatech, Inc. In connection with ASC Topic 805, "Business Combinations," the Company capitalized $10.8 million of in-process R&D. The Company intends to commercialize a high-frequency ignition system based on Etatech technology in the next five years. Amortization of the $10.8 million of in-process R&D will coincide with the commercial application of the technology.

NOTE 7	PRODUCT WARRANTY

The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2012 and 2011 were as follows:

(millions of dollars)	2012	2011
Beginning balance, January 1	$72.7	$66.8
Acquisition	—	4.5
Provisions	33.7	47.5
Payments	(42.8)	(43.5)
Translation adjustment	1.3	(2.6)
Ending balance, December 31	$64.9	$72.7

The product warranty liability is classified in the Consolidated Balance Sheets as follows:

	December 31,
(millions of dollars)	2012	2011
Accounts payable and accrued expenses	$33.1	$38.6
Other non-current liabilities	31.8	34.1
Total product warranty liability	$64.9	$72.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8	NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2012 and 2011, the Company had short-term and long-term debt outstanding as follows:

	December 31,
(millions of dollars)	2012	2011
Short-term debt
Short-term borrowings	$129.1	$116.3
Receivables securitization	110.0	80.0
Total short-term debt	$239.1	$196.3

Long-term debt
3.50% Convertible senior notes due 04/15/12	$—	$368.5
5.75% Senior notes due 11/01/16 ($150 million par value)	149.6	149.5
8.00% Senior notes due 10/01/19 ($134 million par value)	133.9	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	247.9	247.7
7.125% Senior notes due 02/15/29 ($121 million par value)	119.4	119.3
Multi-currency revolving credit facility	140.0	70.0
Term loan facilities and other	17.1	19.8
Unamortized portion of debt derivatives	20.2	24.1
Total long-term debt	$828.1	$1,132.8
Less: current portion	4.3	381.5
Long-term debt, net of current portion	$823.8	$751.3

The weighted average interest rate on all borrowings outstanding as of December 31, 2012 and 2011 was 4.0% and 5.9%, respectively.

Annual principal payments required as of December 31, 2012 are as follows :

(millions of dollars)
2013	$243.4
2014	0.4
2015	12.4
2016	290.0
2017	—
After 2017	524.8
Total payments	$1,071.0
Less: unamortized discounts	3.8
Total	$1,067.2

The Company's long-term debt includes various financial covenants, none of which are expected to restrict future operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's $650 million multi-currency revolving credit facility, which includes a feature that allows the Company's borrowings to be increased to $1 billion, provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants as part of the credit agreement. These covenants are a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at December 31, 2012 and expects to remain compliant in future periods. At December 31, 2012 and 2011, the Company had outstanding borrowings of $140.0 million and $70.0 million, respectively, under this facility.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes, which were settled in April 2012 by delivering approximately 11.4 million shares of common stock held in treasury to the note holders. The settlement resulted in a reduction in the current portion of long-term debt of $373.8 million, a reduction in common stock held in treasury of $617.3 million and a reduction in capital in excess of par value of $243.5 million. Prior to the settlement, the Company accreted the discounted carrying value of the convertible notes to their face value over the term of the notes.

The total interest expense related to the convertible senior notes in the Company’s Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Interest expense	$9.0	$33.1	31.3
Non-cash portion	5.3	20.0	18.3

In conjunction with the convertible senior note offering, the Company entered into a bond hedge overlay, including both call options and warrants, at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50%, or approximately $38.61 per share. On April 16, 2012, the Company settled the call option portion of the bond hedge overlay, receiving approximately 6.5 million shares of its common stock. The settlement resulted in an increase to common stock held in treasury of $503.9 million offset by an increase to capital in excess of par value of $503.9 million.

During the third and fourth quarters of 2012, the Company settled the warrants included in the bond hedge overlay, delivering approximately 4.9 million shares of its common stock held in treasury, resulting in a decrease to common stock held in treasury of $338.5 million offset by a decrease to capital in excess of par value of $338.5 million.

As of December 31, 2012 and 2011, the estimated fair values of the Company's senior unsecured notes totaled $770.3 million and $1,454.4 million, respectively. The estimated fair values were $119.5 million and $435.5 million higher than their carrying value at December 31, 2012 and 2011, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying value of the Company's multi-currency revolving credit facility is equal to its fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $59.1 million and $58.5 million at December 31, 2012 and 2011, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

		Basis of fair value measurements
	Balance at December 31, 2012	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
(millions of dollars)
Assets:
Foreign currency contracts	$5.9	$—	$5.9	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$41.0	$—	$41.0	$—	C
Liabilities:
Foreign currency contracts	$9.8	$—	$9.8	$—	A
Net investment hedge contracts	$58.1	$—	$58.1	$—	A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2011	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$2.7	$—	$2.7	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$21.3	$—	$21.3	$—	C
Liabilities:
Foreign currency contracts	$2.9	$—	$2.9	$—	A
Net investment hedge contracts	$85.0	$—	$85.0	$—	A

The following tables classify the Company's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2012	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
U.S. Plans:
Fixed income securities	$157.4	$—	$157.4	$—	A
Equity securities	100.0	48.9	51.1	—	A
Real estate and other	25.3	—	25.3	—	A
	$282.7	$48.9	$233.8	$—
Non-U.S. Plans:
Fixed income securities	$67.3	$—	$67.3	$—	A
Equity securities	99.0	—	99.0	—	A
Real estate and other	11.6	—	11.6	—	A
	$177.9	$—	$177.9	$—

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2011	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
U.S. Plans:
Fixed income securities	$158.2	$—	$158.2	$—	A
Equity securities	101.5	49.6	51.9	—	A
Real estate and other	30.7	—	30.7	—	A
	$290.4	$49.6	$240.8	$—
Non-U.S. Plans:
Fixed income securities	$63.5	$—	$63.5	$—	A
Equity securities	78.3	—	78.3	—	A
Real estate and other	13.1	—	13.1	—	A
	$154.9	$—	$154.9	$—

Refer to Note 11, “Retirement Benefit Plans," for more detail surrounding the defined plan’s asset investment policies and strategies, target allocation percentages and expected return on plan asset assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10	FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At December 31, 2012 and 2011, the Company had no derivative contracts that contained credit risk related contingent features.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At December 31, 2012 and 2011, the following cross-currency swaps were outstanding:

	Cross-currency swaps
(millions of dollars)	Notional in USD	Notional in local currency	Duration
Floating $ to Floating €	$75.0	€58.5	Oct - 19
Floating $ to Floating ¥	$150.0	¥17,581.5	Nov - 16

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. The Company did not have any commodity derivative contracts outstanding at December 31, 2012 and 2011.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At December 31, 2012 and 2011, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency December 31, 2012	Notional in traded currency December 31, 2011	Duration
British pound	Euro	28.8	64.8	Dec - 13
Euro	British pound	4.7	7.0	Dec - 13
Euro	Hungarian forint	9,300.0	5,400.0	Nov - 13
Euro	Japanese yen	6,760.0	—	Dec - 13
Euro	Polish zloty	87.4	24.5	Dec - 13
Euro	US dollar	15.2	16.1	Dec - 13
Japanese yen	US dollar	9.5	7.4	Dec - 13
Korean won	Euro	32.4	34.5	Dec - 14
Korean won	US dollar	17.5	2.4	Dec - 13
Mexican peso	Euro	—	9.2	Dec - 12
Mexican peso	US dollar	20.9	40.7	Dec - 13
Swedish krona	Euro	—	6.1	Dec - 12
US dollar	Euro	—	3.0	Dec - 12
US dollar	Indian rupee	111.1	—	Oct - 13
US dollar	Japanese yen	3,000.0	3,000.0	Mar - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2012 and 2011, the following amounts were recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(millions of dollars)	Location	December 31, 2012	December 31, 2011	Location	December 31, 2012	December 31, 2011
Foreign currency	Prepayments and other current assets	$5.7	$2.6	Accounts payable and accrued expenses	$9.8	$2.4
	Other non-current assets	$0.2	$0.1	Other non-current liabilities	$—	$0.5
Net investment hedges	Other non-current assets	$—	$—	Other non-current liabilities	$58.1	$85.0

Effectiveness for cash flow and net investment hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. To the extent that derivative instruments are deemed to be effective, gains and losses arising from these contracts are deferred into accumulated other comprehensive income (loss) ("AOCI") and reclassified into income as the underlying operating transactions are recognized. These realized gains or losses offset the hedged transaction and are recorded on the same line in the statement of operations. To the extent that derivative instruments are deemed to be ineffective, gains or losses are recognized into income.

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at December 31, 2012 market rates.

	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
(millions of dollars)	December 31, 2012	December 31, 2011
Foreign currency	$(3.5)	$(0.6)	$(3.8)
Net investment hedges	(54.5)	(78.9)	—
Total	$(58.0)	$(79.5)	$(3.8)

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

		Gain (loss) reclassified from AOCI to Income (effective portion)			Gain (loss) recognized in income (ineffective portion)
		Year Ended December 31,			Year Ended December 31,
(millions of dollars)	Location	2012	2011	Location	2012	2011
Foreign currency	Sales	$5.3	$(1.4)	SG&A expense	$—	$—
Foreign currency	Cost of goods sold	$3.5	$(0.6)	SG&A expense	$0.1	$—
Foreign currency	SG&A expense	$—	$0.5	SG&A expense	$—	$—
Net investment hedges	N/A			Interest expense	$2.3	$0.5

At December 31, 2012, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11	RETIREMENT BENEFIT PLANS

The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans was $24.8 million, $18.9 million and $19.2 million in the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The defined pension benefits provided are primarily based on (i) years of service and (ii) average compensation or a monthly retirement benefit amount. The Company provides defined benefit pension plans in France, Germany, Ireland, Italy, Japan, Mexico, Monaco, South Korea, Sweden, U.K. and U.S. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans. All pension and other postretirement benefit plans in the U.S. have been closed to new employees since 1999. The measurement date for all plans is December 31.

On February 26, 2009, the Company's subsidiary BorgWarner Diversified Transmission Products Inc. ("DTP"), entered into a Plant Shutdown Agreement with the United Auto Workers ("UAW") for its Muncie, Indiana automotive component plant (the "Muncie Plant"). Management subsequently wound-down production activity at the plant, with operations effectively ceased as of March 31, 2009. The Plant Shutdown Agreement included terms allowing for lump sum payment of the pension obligation for certain participants if funding of the plan exceeded a defined level. In accordance with these terms, in December 2012, the Company settled a portion of the pension obligation resulting in a non-cash loss of $5.7 million, which was recorded in other (income) expense within the Consolidated Statement of Operations.

On March 24, 2010, the Company finalized its settlement agreement regarding the closure of the Muncie Plant with the Pension Benefit Guaranty Corporation ("PBGC") in which the Company agreed to make certain payments directly to the Muncie Plant's defined benefit pension plan (the “Plan”). In accordance with the settlement agreement, the Company made an initial cash contribution of $23 million for the 2009 Plan year and a cash contribution of $15 million in the year ended December 31, 2011. During the fourth quarter of 2012, the Company received notification from the PBGC that the terms of the settlement have been suspended pending review of the Company's financial strength under the PBGC's revised enforcement policy pilot program announced on November 2, 2012. The evaluation was confirmed in January 2013 and as a result the Company currently does not have any obligations as described in the original agreement.

The following table summarizes the expenses for the Company's defined contribution and defined benefit pension plans and the other postretirement defined benefit plans.

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Defined contribution expense	$24.8	$18.9	$19.2
Defined benefit pension expense	27.3	17.5	19.8
Other postretirement benefit expense	11.1	13.5	17.5
Total	$63.2	$49.9	$56.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a roll forward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets.

	Pension benefits				Other post-
	Year Ended December 31,				retirement benefits
	2012		2011		Year Ended December 31,
(millions of dollars)	US	Non-US	US	Non-US	2012	2011
Change in projected benefit obligation:
Projected benefit obligation, January 1	$337.4	$344.3	$326.2	$326.0	$251.0	$261.9
Service cost	—	9.1	—	9.1	0.5	0.7
Interest cost	14.3	17.2	16.1	17.8	10.1	11.8
Plan participants’ contributions	—	0.5	—	0.3	—	—
Plan amendments	—	—	—	(0.5)	(0.3)	3.9
Actuarial (gain) loss	15.5	84.1	21.8	11.9	(20.7)	(6.8)
Currency translation	—	11.3	—	(5.8)	—	—
Other	—	(4.5)	—	0.9	—	—
Benefits paid	(37.1)	(14.4)	(26.7)	(15.4)	(20.1)	(20.5)
Projected benefit obligation, December 31	$330.1	$447.6	$337.4	$344.3	$220.5	$251.0
Change in plan assets:
Fair value of plan assets, January 1	$290.4	$154.9	$287.2	$154.6
Actual return on plan assets	29.4	15.0	8.9	5.0
Employer contribution	—	18.0	21.0	16.0
Plan participants’ contribution	—	0.5	—	0.3
Currency translation	—	6.0	—	(0.7)
Other	—	(2.1)	—	(4.9)
Benefits paid	(37.1)	(14.4)	(26.7)	(15.4)
Fair value of plan assets, December 31	$282.7	$177.9	$290.4	$154.9
Funded status	$(47.4)	$(269.7)	$(47.0)	$(189.4)	$(220.5)	$(251.0)
Amounts in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$—	$—	$0.5	$—	$—
Current liabilities	(0.1)	(7.0)	(0.1)	(6.5)	(20.8)	(24.3)
Non-current liabilities	(47.3)	(262.7)	(46.9)	(183.4)	(199.7)	(226.7)
Net amount	$(47.4)	$(269.7)	$(47.0)	$(189.4)	$(220.5)	$(251.0)
Amounts in accumulated other comprehensive loss consist of:
Net actuarial loss	$163.8	$135.1	$172.8	$54.4	$78.7	$106.3
Net prior service cost (credit)	(10.5)	0.5	(11.3)	0.8	(42.6)	(48.7)
Net amount*	$153.3	$135.6	$161.5	$55.2	$36.1	$57.6

Total accumulated benefit obligation for all plans	$330.1	$430.2	$337.4	$327.9
________________

*	AOCI shown above does not include our equity investee, NSK-Warner. NSK-Warner had an AOCI loss of $7.9 million and $6.9 million at December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of pension plans with accumulated benefit obligations in excess of plan assets at December 31 is as follows:

	December 31,
(millions of dollars)	2012	2011
Accumulated benefit obligation	$(757.7)	$(656.9)
Plan assets	458.0	435.5
Deficiency	$(299.7)	$(221.4)
Pension deficiency by country:
United States	$(47.4)	$(47.0)
United Kingdom	(22.4)	(13.4)
Germany	(192.4)	(128.7)
Other	(37.5)	(32.3)
Total pension deficiency	$(299.7)	$(221.4)

The weighted average asset allocations of the Company’s funded pension plans and target allocations by asset category are as follows:

	December 31,		Target Allocation
	2012	2011
U.S. Plans:
Real estate and other	9%	11%	5%-15%
Fixed income securities	56%	54%	45%-65%
Equity securities	35%	35%	25%-45%
	100%	100%
Non-U.S. Plans:
Real estate and other	6%	8%	2% - 8%
Fixed income securities	38%	41%	37% - 43%
Equity securities	56%	51%	52% - 58%
	100%	100%

The Company's investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. Within each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained within each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2012 and 2011. A portion of pension assets are invested in common and comingled trusts.

The Company expects to contribute a total of $15 million to $25 million into its defined benefit pension plans during 2013. Of the $15 million to $25 million in projected 2013 contributions, $7.1 million are contractually obligated, while the remaining payments are discretionary.

Refer to Note 9, “Fair Value Measurements," for more detail surrounding the fair value of each major category of plan assets as well as the inputs and valuation techniques used to develop the fair value measurements of the plans' assets at December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See the table below for a breakout of net periodic benefit cost between U.S. and non-U.S. pension plans:

	Pension benefits						Other postretirement benefits
	Year Ended December 31,
	2012		2011		2010		Year Ended December 31,
(millions of dollars)	US	Non-US	US	Non-US	US	Non-US	2012	2011	2010
Service cost	$—	$9.1	$—	$9.1	$—	$7.4	$0.5	$0.7	$0.8
Interest cost	14.3	17.2	16.1	17.8	17.5	17.6	10.1	11.8	14.5
Expected return on plan assets	(18.8)	(9.3)	(20.8)	(11.2)	(19.7)	(9.7)	—	—	—
Settlements, curtailments and other	5.7	0.5	—	(0.1)	—	—	—	—	—
Amortization of unrecognized prior service benefit	(0.7)	—	(0.7)	—	(0.7)	—	(6.4)	(6.9)	(6.9)
Amortization of unrecognized loss	8.1	1.2	6.5	0.8	6.6	0.8	6.9	7.9	9.1
Net periodic benefit cost	$8.6	$18.7	$1.1	$16.4	$3.7	$16.1	$11.1	$13.5	$17.5

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $13.5 million. The estimated net loss and prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $4.9 million and $(6.4) million, respectively.

The Company's weighted-average assumptions used to determine the benefit obligations for its defined benefit pension and other postretirement plans as of December 31, 2012 and 2011 were as follows:

	December 31,
(percent)	2012	2011
U.S. pension plans:
Discount rate	3.67	4.42
Rate of compensation increase	N/A	N/A
U.S. other postretirement plans:
Discount rate	3.25	4.25
Rate of compensation increase	N/A	N/A
Non-U.S. pension plans:
Discount rate	3.86	5.13
Rate of compensation increase	2.72	2.78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted-average assumptions used to determine the net periodic benefit cost for its defined benefit pension and other postretirement benefit plans for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
(percent)	2012	2011	2010
U.S. pension plans:
Discount rate	4.42	5.17	5.75
Rate of compensation increase	N/A	N/A	3.50
Expected return on plan assets	6.75	7.50	7.50
U.S. other postretirement plans:
Discount rate	4.25	4.75	5.50
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A
Non-U.S. pension plans:
Discount rate	5.13	5.37	5.47
Rate of compensation increase	2.78	2.80	2.75
Expected return on plan assets	6.49	7.07	7.12

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

The estimated future benefit payments for the pension and other postretirement benefits are as follows:

	Pension benefits		Other postretirement benefits
(millions of dollars)			w/o Medicare Part D reimbursements	with Medicare Part D reimbursements
Year	U.S.	Non-U.S.
2013	$24.9	$15.7	$21.9	$21.1
2014	24.2	18.0	21.3	20.5
2015	23.4	19.8	20.6	19.8
2016	22.9	18.8	19.9	19.1
2017	22.3	20.1	19.3	18.5
2018-2022	105.4	110.1	82.1	78.8

The weighted-average rate of increase in the per capita cost of covered health care benefits is projected to be 7.50% in 2013 for pre-65 and post-65 participants, decreasing to 5.0% by the year 2019. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage Point
(millions of dollars)	Increase	Decrease
Effect on other postretirement benefit obligation	$16.2	$(14.3)
Effect on total service and interest cost components	$0.5	$(0.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12	STOCK INCENTIVE PLANS

Under the Company's 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods up to three years and have a term of 10 years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company's 2004 Stock Incentive Plan, which was amended at the Company's 2009 Annual Stockholders Meeting, among other things, to increase the number of shares available for issuance under the Plan. Under the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), 12.5 million shares are authorized for grant, of which approximately 1.9 million shares are available for future issuance.

Stock Options A summary of the plans’ shares under option at December 31, 2012, 2011 and 2010 is as follows:

	Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2010	5,177	$27.98	5.8	$29.7
Exercised	(1,888)	$26.73		$50.3
Forfeited	(36)	$33.95
Outstanding at December 31, 2010	3,253	$28.64	4.9	$142.2
Exercised	(1,033)	$27.15		$48.4
Outstanding at December 31, 2011	2,220	$29.36	4.1	$76.3
Exercised	(784)	$26.86		$40.1
Outstanding at December 31, 2012	1,436	$30.65	3.4	$58.8

Options exercisable at December 31, 2012	1,436	$30.65	3.4	$58.8

Proceeds from stock option exercises for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Proceeds from stock options exercised — gross	$20.9	$28.6	$55.4
Tax benefit	31.1	24.4	11.7
Proceeds from stock options exercised, net of tax	$52.0	$53.0	$67.1

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

The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2012, restricted stock in the amount of 328,138 and 9,677 shares was granted to employees and non-employee directors, respectively, under the 2004 Stock Incentive Plan.The value of the awards is recorded as unearned compensation within capital in excess of par value in equity and is amortized as compensation expense over the restriction periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock compensation expense recorded in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(millions of dollars, except per share data)	2012	2011	2010
Restricted stock compensation expense	$21.2	$15.1	$18.9
Restricted stock compensation expense, net of tax	$15.5	$11.4	$14.7

A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors at December 31, 2012, 2011 and 2010 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at January 1, 2010	1,547	$29.90
Granted	603	$36.16
Vested	(188)	$44.80
Forfeited	(91)	$27.10
Nonvested at December 31, 2010	1,871	$30.55
Granted	274	$70.57
Vested	(609)	$27.39
Forfeited	(106)	$38.05
Nonvested at December 31, 2011	1,430	$39.02
Granted	338	$78.41
Vested	(675)	$27.43
Forfeited	(61)	$54.35
Nonvested at December 31, 2012	1,032	$58.77

Performance Share Plans The 2004 Stock Incentive Plan provides for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company's performance in terms of total shareholder return relative to a peer group of automotive companies. In the first quarter of 2012, the Company modified all outstanding Performance Share Award Agreements to allow for the payment of these awards entirely in the Company's common stock, rather than 40% in cash and 60% in the Company's common stock. Using the lattice model (Monte Carlo simulation) at the date of modification, the Company determined the first quarter 2012 compensation expense associated with the modification to be negligible. Within the Consolidated Statement of Cash Flows for the years ended December 31, 2011 and 2010, the Company's $19.6 million and $16.6 million of expense associated with the 40% cash portion of the award was included in the changes in accounts payable and accrued expenses and other non-current assets and liabilities line items.

The Company recognizes compensation expense relating to its performance share plans ratably over the performance period. Prior to the modification, compensation expense for the 60% stock component was based on the performance share's fair value at the date of grant using a lattice model (Monte Carlo simulation) and the 40% cash component was based on quarterly mark to market of the cash liability on a quarterly basis. After the first quarter 2012 modification, 100% of compensation expense associated with the performance share plans is calculated using a lattice model (Monte Carlo simulation). The amounts expensed under the plan and the share issuances for the three-year measurement periods ended December 31, 2012, 2011 and 2010 were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(millions of dollars, except share data)	2012	2011	2010
Expense	$35.5	$26.3	$23.9
Number of shares*	558,000	538,180	104,205
________________
*Shares are issued in February of the following year.

The restricted stock and performance share plan compensation expense disclosed above includes $7.0 million of expense related to the Company's fourth quarter 2012 decision to waive the forfeiture provisions of existing restricted stock and performance share grants made to certain retiring Named Executive Officers. The Company recorded this expense within other (income) expense in the Consolidated Statement of Operations.

NOTE 13	CONTINGENCIES

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP did not violate the Labor - Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009, the action pending in Indiana was dismissed, while the action in Michigan is continuing. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot reasonably estimate the amount or the range of potential loss, if any. A decision on the merits of the suit could be rendered sometime in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 32 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $3.9 million at December 31, 2012. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of both December 31, 2012 and December 31, 2011, the Company had approximately 16,000 pending asbestos-related product liability claims, respectively. Of the approximately 16,000 outstanding claims at December 31, 2012, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2012, of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the approximately 2,400 claims resolved, 308 (13%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2011, of the approximately 1,800 claims resolved, 288 (16%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

On April 5, 2010, the Superior Court of New Jersey Appellate Division affirmed a lower court judgment in an asbestos-related action against the Company and others. The Company filed its Notice of Petition to the Supreme Court of New Jersey in late April, seeking to appeal the decisions of the lower courts. On July 8, 2010, the Supreme Court of New Jersey denied the Company's Notice of Petition appealing the decision of the lower courts. The total claim of $40.7 million was paid by the Company in July 2010.

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

To date, the Company has paid and accrued $235.8 million in defense and indemnity in advance of insurers' reimbursement and has received $124.8 million in cash and notes from insurers. The net balance of $111.0 million, is expected to be fully recovered, of which approximately $20 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2011, insurers owed $109.8 million in association with these claims.

In addition to the $111.0 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $85.6 million for claims asserted, but not yet resolved and their related defense costs at December 31, 2012. The Company also has a related asset of $85.6 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which, more-likely-than-not, will occur subsequent to December 31, 2013. At December 31, 2011, the comparable value of the accrued liability and associated insurance asset was $61.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	December 31,
(millions of dollars)	2012	2011
Assets:
Prepayments and other current assets	$—	$28.8
Other non-current assets	85.6	32.9
Total insurance assets	$85.6	$61.7
Liabilities:
Accounts payable and accrued expenses	$36.5	$28.8
Other non-current liabilities	49.1	32.9
Total accrued liabilities	$85.6	$61.7

The 2012 increase in the accrued liability and associated insurance asset is primarily due to an expected higher rate of claim settlement based on recent litigation claim activity.

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

NOTE 14	LEASES AND COMMITMENTS

Certain assets are leased under long-term operating leases, including rent for the corporate headquarters and one airplane. Most leases contain renewal options for various periods. Leases generally require the Company to pay for insurance, taxes and maintenance of the leased property. The Company leases other equipment such as vehicles and certain office equipment under short-term leases. Total rent expense was $31.3 million, $30.7 million and $25.6 million in the years ended December 31, 2012, 2011 and 2010, respectively. The Company does not have any material capital leases.

On September 30, 2010, the Company paid $6.0 million for certain machinery and equipment it had previously leased, which was recorded as a capital expenditure within the investing activities section of the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2010.

Future minimum operating lease payments at December 31, 2012 were as follows:

(millions of dollars)
2013	$18.1
2014	13.9
2015	13.3
2016	10.2
2017	9.8
After 2017	3.4
Total minimum lease payments	$68.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15	EARNINGS PER SHARE

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

In conjunction with the convertible senior note offering, the Company entered into a bond hedge overlay, including both call options and warrants. On April 16, 2012, the Company settled the call option portion of the bond hedge overlay, receiving approximately 6.5 million shares, which reduced the weighted average basic and dilutive shares outstanding. Prior to the settlement, if the Company's weighted average share price exceeded $32.82 per share, the call options were anti-dilutive. During the third and fourth quarters of 2012, the Company settled the warrant portion of the bond hedge overlay, delivering approximately 4.9 million shares. Prior to settlement, if the Company's weighted-average share price exceeded $38.61 per share, the warrants were dilutive to the Company's earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions except per share amounts)	2012	2011	2010
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$500.9	$550.1	$377.4
Weighted average shares of common stock outstanding	112.652	109.229	114.155
Basic earnings per share of common stock	$4.45	$5.04	$3.31

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$500.9	$550.1	$377.4
Adjusted for net interest expense on convertible notes	5.8	21.5	20.4
Diluted net earnings attributable to BorgWarner Inc.	$506.7	$571.6	$397.8

Weighted average shares of common stock outstanding	112.652	109.229	114.155

Effect of 3.50% convertible senior notes	3.322	11.389	11.389
Effect of warrant	3.400	5.215	1.464
Effect of stock-based compensation	2.003	2.635	2.567
Total dilutive effect on weighted average shares of common stock outstanding	8.725	19.239	15.420

Weighted average shares of common stock outstanding including dilutive shares	121.377	128.468	129.575
Diluted earnings per share of common stock	$4.17	$4.45	$3.07

Total anti-dilutive shares:
Call options	1.939	6.141	2.836

NOTE 16	RECENT TRANSACTIONS

BorgWarner BERU Systems Korea Co., Ltd.

During the third and fourth quarters of 2012, the Company completed the purchase of the remaining 49% of BorgWarner BERU Systems Korea Co., Ltd. for $15.0 million in cash, which has been classified as a financing activity within the Consolidated Statement of Cash Flows. In accordance with ASC Topic 810,"Consolidation," the Company reduced its noncontrolling interest balance by $7.0 million and reduced capital in excess of par value by $8.0 million. As a result of these transactions, the Company now owns 100% of BorgWarner BERU Systems Korea Co., Ltd.

Spark plug business

During the second and third quarters of 2012, the Company incurred $39.7 million in expense associated with the loss on sale of the spark plug business to Federal-Mogul Corporation primarily related to the write-down of prior purchase price accounting adjustments. These purchase price accounting adjustments were originally reported in the Engine segment and related to the BERU acquisition. As a result of the sale, the Company received $55.2 million in cash, which is classified as an investing activity within the Consolidated Statement of Cash Flows. The sale will allow BorgWarner to continue to focus on expanding BERU Systems' core products of glow plugs, diesel cold start systems and other gasoline ignition technologies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tire pressure monitoring business

During the fourth quarter of 2011, the Company incurred $21.5 million in expense associated with the loss on sale of the tire pressure monitoring business, including the write-down of prior purchase price accounting adjustments related to the BERU acquisition, costs related to the divestiture, and a write-down of a portion of the ignitor and electronic business. The Company received $22.9 million in cash, classified as an investing activity within the Consolidated Statement of Cash Flows, from the sale of its tire pressure monitoring business to Huf Electronics GmbH. The sale will allow BorgWarner to continue to focus on expanding BERU Systems' core products of glow plugs, diesel cold start systems and other gasoline ignition technologies.

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

The operating results are reported within the Company's Drivetrain reporting segment as of the date of acquisition. The Company paid $203.7 million, which is recorded as an investing activity in the Consolidated Statement of Cash Flows. Additionally, the Company assumed retirement-related liabilities of $5.3 million and assumed debt of $5.9 million, which are considered non-cash transactions in the Consolidated Statement of Cash Flows.

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

BERU

In 2009, the Company completed the acquisition of 100% of BERU Aktiengesellschaft's ("BERU") outstanding shares through a German legal process referred to as a "squeeze out," which required the Company to pay €73.39 per share to the non-controlling shareholders. Certain non-controlling shareholders  had challenged the "squeeze out" share price of €73.39 . In November 2012, the court ruled confirming the adequacy of the share price of €73.39, therefore the Company would not be required to pay any additional amount to the “squeezed-out” shareholders. However, the non-controlling  shareholders have appealed the ruling and no date has been set by the court to rule on the appeal.

In addition, certain non-controlling shareholders had challenged the 2008 Domination and Profit Sharing Agreement ("DPTA"). In the same ruling on the "squeeze out," the court ruled on the adequacy of the guaranteed dividend calculated in the DPTA. The ruling increased the guaranteed divided by a negligible amount. The non-controlling shareholders and the Company have appealed this ruling and no date has yet been set by the court to rule on the appeals.

NOTE 17	REPORTING SEGMENTS AND RELATED INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$4,884.5	$28.5	$4,913.0	$3,299.2	$177.8	$269.9
Drivetrain	2,298.7	—	2,298.7	1,652.2	91.3	125.6
Inter-segment eliminations	—	(28.5)	(28.5)	—	—	—
Total	7,183.2	—	7,183.2	4,951.4	269.1	395.5
Corporate (a)	—	—	—	1,449.4	19.5	11.9
Consolidated	$7,183.2	$—	$7,183.2	$6,400.8	$288.6	$407.4

2011 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$5,030.2	$20.4	$5,050.6	$3,329.0	$188.6	$264.3
Drivetrain	2,084.5	—	2,084.5	1,562.8	80.0	115.9
Inter-segment eliminations	—	(20.4)	(20.4)	—	—	—
Total	7,114.7	—	7,114.7	4,891.8	268.6	380.2
Corporate (a)	—	—	—	1,066.8	14.4	13.5
Consolidated	$7,114.7	$—	$7,114.7	$5,958.6	$283.0	$393.7

2010 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$4,041.4	$19.4	$4,060.8	$3,277.7	$184.4	$181.3
Drivetrain	1,611.4	—	1,611.4	1,230.5	63.6	83.5
Inter-segment eliminations	—	(19.4)	(19.4)	—	—	—
Total	5,652.8	—	5,652.8	4,508.2	248.0	264.8
Corporate (a)	—	—	—	1,046.8	4.9	11.8
Consolidated	$5,652.8	$—	$5,652.8	$5,555.0	$252.9	$276.6
_______________
(a) Corporate assets include investments and advances and deferred income taxes.
(b) Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adjusted earnings before interest, income taxes and noncontrolling interest ("Adjusted EBIT")

	Year Ended December 31,
(millions of dollars)	2012	2011	2010
Engine	$786.4	$774.3	$537.9
Drivetrain	209.1	161.2	137.0
Adjusted EBIT	995.5	935.5	674.9
Loss from disposal activities	39.7	21.5	—
Restructuring expense	27.4	—	—
Retirement related obligations	17.3	—	—
Patent infringement settlement, net of legal costs incurred	—	(29.1)	—
Environmental litigation settlement	—	—	28.0
BERU - Eichenauer equity investment gain	—	—	(8.0)
Corporate, including equity in affiliates' earnings and stock-based compensation	115.4	107.4	111.0
Interest income	(4.7)	(4.8)	(2.8)
Interest expense and finance charges	39.4	74.6	68.8
Earnings before income taxes and noncontrolling interest	761.0	765.9	477.9
Provision for income taxes	238.6	195.3	81.7
Net earnings	522.4	570.6	396.2
Net earnings attributable to the noncontrolling interest, net of tax	21.5	20.5	18.8
Net earnings attributable to BorgWarner Inc.	$500.9	$550.1	$377.4

Geographic Information

Outside the U.S., only China, Germany, Hungary and South Korea exceeded 5% of consolidated net sales during the year ended December 31, 2012, attributing sales to the location of production rather than the location of the customer. Also, the Company's 50% equity investment in NSK-Warner (see Note 5) of $184.4 million, $189.2 million and $180.3 million at December 31, 2012, 2011 and 2010, respectively, is excluded from the definition of long-lived assets, as are goodwill and certain other non-current assets.

	Net sales			Long-lived assets
(millions of dollars)	2012	2011	2010	2012	2011	2010
United States	$1,857.2	$1,674.0	$1,451.1	$508.1	$492.6	$466.6
Europe:
Germany	1,871.3	2,200.0	1,839.9	432.2	420.4	447.5
Hungary	448.9	503.2	418.3	64.3	56.9	53.0
France	335.2	363.0	318.7	45.9	63.2	63.0
Other Europe	1,015.1	917.8	546.1	225.8	194.6	173.7
Total Europe	3,670.5	3,984.0	3,123.0	768.2	735.1	737.2
South Korea	505.6	471.7	358.0	140.4	124.5	94.8
China	499.1	416.6	330.6	184.3	148.0	104.9
Other foreign	650.8	568.4	390.1	187.0	164.1	139.1
Total	$7,183.2	$7,114.7	$5,652.8	$1,788.0	$1,664.3	$1,542.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to Major Customers

Consolidated net sales to a single customer (including their subsidiaries), which exceeded 10% of our total net sales, were to Volkswagen of approximately 17% for the year ended December 31, 2012 and 19% for the years ended December 31, 2011 and 2010, respectively; and to Ford of approximately 13%, 12%, and 11% for the years ended December 31, 2012, 2011 and 2010, respectively. Both of the Company's reporting segments had significant sales to Volkswagen and Ford in 2012, 2011 and 2010. Accounts receivable from these customers at December 31, 2012 comprised approximately 18% ($218.8 million) of total accounts receivable. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.

Sales by Product Line

Sales of turbochargers for light vehicles represented approximately 26% of total net sales for the years ended December 31, 2012, 2011 and 2010, respectively. The Company currently supplies light vehicle turbochargers to many OEMs including BMW, Daimler, Fiat, Ford, General Motors, Hyundai, PSA, Renault and Volkswagen. No other single product line accounted for more than 10% of consolidated net sales in any of the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interim Financial Information (Unaudited)

(millions of dollars, except per share amounts)	2012					2011
Quarter ended	Mar-31	Jun-30	Sep-30	Dec-31	Year	Mar-31	Jun-30	Sep-30	Dec-31	Year
Net sales	$1,912.5	$1,856.4	$1,695.2	$1,719.1	$7,183.2	$1,730.4	$1,818.8	$1,791.8	$1,773.7	$7,114.7
Cost of sales	1,516.7	1,473.2	1,351.5	1,374.9	5,716.3	1,387.6	1,461.7	1,441.0	1,414.0	5,704.3
Gross profit	395.8	383.2	343.7	344.2	1,466.9	342.8	357.1	350.8	359.7	1,410.4
Selling, general and administrative expenses	169.0	153.1	151.0	156.2	629.3	165.1	157.7	151.4	146.8	621.0
Other (income) expense	1.1	36.6	29.7	17.3	84.7	(1.6)	(28.9)	0.6	21.8	(8.1)
Operating income	225.7	193.5	163.0	170.7	752.9	179.3	228.3	198.8	191.1	797.5
Equity in affiliates’ earnings, net of tax	(9.2)	(12.5)	(11.1)	(10.0)	(42.8)	(8.4)	(8.1)	(11.5)	(10.2)	(38.2)
Interest income	(1.4)	(1.3)	(1.0)	(1.0)	(4.7)	(1.0)	(1.2)	(1.3)	(1.3)	(4.8)
Interest expense and finance charges	15.1	12.6	5.0	6.7	39.4	18.4	20.5	18.5	17.2	74.6
Earnings before income taxes and noncontrolling interest	221.2	194.7	170.1	175.0	761.0	170.3	217.1	193.1	185.4	765.9
Provision for income taxes	57.5	68.5	64.2	48.4	238.6	40.9	49.8	46.4	58.2	195.3
Net earnings	163.7	126.2	105.9	126.6	522.4	129.4	167.3	146.7	127.2	570.6
Net earnings attributable to the noncontrolling interest, net of tax	5.7	5.6	4.8	5.4	21.5	4.9	5.3	5.1	5.2	20.5
Net earnings attributable to BorgWarner Inc. (a)	$158.0	$120.6	$101.1	$121.2	$500.9	$124.5	$162.0	$141.6	$122.0	$550.1

Earnings per share — basic	$1.46	$1.08	$0.88	$1.05	$4.45	$1.13	$1.49	$1.30	$1.12	$5.04
Earnings per share — diluted	$1.28	$1.00	$0.85	$1.03	$4.17	$1.00	$1.31	$1.15	$1.00	$4.45
_______________

(a) The Company's results were impacted by the following:

•
Quarter ended December 31, 2012: Retirement related obligations of $17.3 million are comprised of a $5.7 million loss resulting from the settlement of a portion of the Muncie Plant's pension obligation and an $11.6 million expense associated with the retirement of certain Named Executive Officers. These obligations were partially offset by a $6.1 million tax benefit. The Company incurred tax expense of $3.9 million which included $11.1 million of U.S. tax expense to correct the income taxes payable balance, partially offset by tax benefits resulting from changes to the statutory income tax rate in certain countries and the settlement of certain tax audits.

•
Quarter ended September 30, 2012: The Company incurred $1.8 million of expense and $11.2 million of tax expense associated with the completion of the sale of its spark plug business. The Company also recorded restructuring expense of $27.4 million primarily associated with the disposal and future requirements of BERU's on-going business, which was partially offset by a tax benefit of $7.7 million. Additionally, the Company incurred tax expense of $6.9 million primarily resulting from the settlement of certain tax audits.

•
Quarter ended June 30, 2012: The Company recorded expense of $37.9 million primarily due to the write-down of prior purchase price accounting adjustments included within the disposal group as a result of signing a Master Purchase Agreement to sell the spark plug business to Federal-Mogul Corporation, which was partially offset by a tax benefit of $5.5 million resulting from the write-down. Additionally, the Company recorded tax expense of $9.0 million related to its decision to change its cash repatriation assertion for some of its foreign subsidiaries.

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

•
Quarter ended June 30, 2011: The Company recorded a $29.1 million patent infringement settlement gain, net of legal costs incurred, which was partially offset by $11.0 million of additional tax expense. Additionally, the Company recorded $6.2 million related to tax adjustments resulting from a change in state corporate income tax legislation as well as an adjustment of the Company's tax accounts as a result of the closure of certain tax audits.

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

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company's internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria. Refer to Item 7 of this report for "Report of Management on Internal Control Over Financial Reporting."

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2012 as stated in their report included herein.

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

Information with respect to directors, executive officers and corporate governance that appears in the Company's proxy statement for its 2013 Annual Meeting of Stockholders under the captions “Election of Directors,” “Information on Nominees for Directors and Continuing Directors,” “Board of Directors and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Compensation Committee Report” is incorporated herein by this reference and made a part of this report.

Item 11.	Executive Compensation

Information with respect to director and executive compensation that appears in the Company's proxy statement for its 2013 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Restricted Stock and Stock Units,” “Long Term Incentives,” and “Change of Control Employment Agreements” is incorporated herein by this reference and made a part of this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership and certain beneficial owners and management and related stockholders matters that appears in the Company's proxy statement for its 2013 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by this reference and made a part of this report.

For information regarding the Company's equity compensation plans, see Item 5 “Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information with respect to certain relationships and related transactions and director independence that appears in the Company's proxy statement for its 2013 Annual Meeting of Stockholders under the caption “Board of Directors and Its Committees” is incorporated herein by this reference and made a part of this report.

Item 14.	Principal Accountant Fees and Services

Information with respect to principal accountant fees and services that appears in the Company's proxy statement for its 2013 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Services” is incorporated herein by this reference and made a part of this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The information required by this Section (a)(3) of Item 15 is set forth on the Exhibit Index that follows the Signatures page of this Form 10-K. The information required by this Section (a)(1) of Item 15 is set forth above in Item 8, Financial Statements and Supplementary Data. All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By: /s/ James R. Verrier
James R. Verrier
President and Chief Executive Officer
Date: February 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of February, 2013.

Signature	Title

/s/ James R. Verrier James R. Verrier	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Ronald T. Hundzinski Ronald T. Hundzinski	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Steven G. Carlson Steven G. Carlson	Vice President and Controller (Principal Accounting Officer)

/s/ Timothy M. Manganello Timothy M. Manganello	Executive Chairman of the Board

/s/ Robin J. Adams Robin J. Adams	Vice Chairman of the Board, Executive Vice President and Chief Administrative Officer

/s/ Phyllis O. Bonanno Phyllis O. Bonanno	Director

/s/ David T. Brown David T. Brown	Director

/s/ Jan Carlson Jan Carlson	Director

/s/ Dennis C. Cuneo Dennis C. Cuneo	Director

/s/ Jere A. Drummond Jere A. Drummond	Director

/s/ John R. McKernan, Jr. John R. McKernan, Jr.	Director

/s/ Alexis P. Michas Alexis P. Michas	Director

/s/ Ernest J. Novak, Jr. Ernest J. Novak, Jr.	Director

/s/ Richard O. Schaum Richard O. Schaum	Director

/s/ Thomas T. Stallkamp Thomas T. Stallkamp	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1/4.1	Restated Certificate of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,2012).

3.2/4.2	Amended and Restated By-Laws of the Company, as amended, (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.3
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement 333-172198 filed on February 11, 2011).

3.4	Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc.*

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

4.5
First Supplemental Indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement 333-172198 filed on February 11, 2011).

4.6
Third Supplemental Indenture dated as of September 16, 2010 between the Company and The Bank of New York Mellon Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement 333-172198 filed on February 11, 2011).

10.1
Credit Agreement dated as of June 30, 2011, among the Company, as borrower, the Administrative Agent named therein, and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2011).

10.2
Guaranty dated as of June 30, 2011 among Bank of America, N.A., as Administrative Agent and the Company's subsidiaries that are parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 30, 2011).

10.3
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

Exhibit Number	Description

10.4
Receivables Purchase Agreement dated as of December 21, 2009 among BWA Receivables Corporation, as seller, the Company, as the collection agent, the purchasers from time to time party thereto, and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 28, 2009).

10.5
Amendment No. 1 Receivables Purchase Agreement dated as of September 8, 2010, among BWA Receivables Corporation, as seller, the Company., as the collection agent and Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 27, 2010).

10.6
Amendment No. 2 Receivables Purchase Agreement dated as of November 1, 2012, among BWA Receivables Corporation, as seller, the Company, as the collection agent and Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report Form 8-K filed November 7, 2012).

†10.7	BorgWarner Inc. 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit No. 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

†10.8	BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

†10.9
First Amendment to the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated effective April 29, 2009) (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed November 13, 2009).

†10.10
Second Amendment dated as of July 26, 2011, to the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

†10.11
Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Amended Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

†10.12
Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Performance Units Award Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 31, 2009).

†10.13	Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Restricted Stock Agreement for Employees.*

†10.14	Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Stock Units Award Agreement Non-U.S. Employees.*

†10.15	Form of BorgWarner Inc. 2004 Stock Incentive Plan Non-Qualified Stock Option Award Agreement.*

†10.16	Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000.*

Exhibit Number	Description

†10.17
BorgWarner Inc. 2005 Executive Incentive Plan (as amended and restated) (incorporated by reference to Exhibit No. 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

†10.18
First Amendment dated as of July 27, 2011, to BorgWarner Inc. 2005 Executive Incentive Plan as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

†10.19
Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (as amended and restated) (incorporated by reference to Exhibit No. 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

†10.20
Borg-Warner Automotive Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (as amended and restated) (incorporated by reference to Exhibit No. 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

†10.21	Form of Amendment dated December 10, 2012 to the Borg-Warner Automotive Inc. Retirement Savings Excess Benefit Plan.*

†10.22
BorgWarner Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995 (as amended and restated) (incorporated by reference to Exhibit No. 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

†10.23
First Amendment dated as of November 22, 2010 to BorgWarner Inc. Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

†10.24
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

†10.26
BorgWarner Inc. 2004 Deferred Compensation Plan (as amended and restated) (incorporated by reference to Exhibit No. 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

10.27	Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation.*

10.28	Assignment of Trademarks and License Agreement.*

10.29	Amendment to Assignment of Trademarks and License Agreement.*

21.1	Subsidiaries of the Company.*

23.1	Independent Registered Public Accounting Firm's Consent.*

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*

32.1	Section 1350 Certifications.*

*Filed herewith.
† Indicates a management contract or compensatory plan or arrangement.

A - 4