Form 10-Q
period 2013-03-31
BORGWARNER INC
filed 2013-04-25
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
YES ☐  NO ☑
As of April 19, 2013, the registrant had 115,557,680 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(millions of dollars)	March 31, 2013	December 31, 2012
ASSETS
Cash	$695.4	$715.7
Receivables, net	1,318.4	1,147.3
Inventories, net	449.5	447.6
Deferred income taxes	60.7	94.7
Prepayments and other current assets	77.5	67.5
Total current assets	2,601.5	2,472.8

Property, plant and equipment, net	1,765.2	1,788.0
Investments and advances	377.5	382.7
Goodwill	1,170.0	1,181.4
Other non-current assets	614.7	575.9
Total assets	$6,528.9	$6,400.8

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$229.3	$243.4
Accounts payable and accrued expenses	1,311.9	1,287.2
Income taxes payable	42.0	72.5
Total current liabilities	1,583.2	1,603.1

Long-term debt	971.4	823.8
Other non-current liabilities:
Retirement-related liabilities	503.7	509.7
Other	309.0	318.1
Total other non-current liabilities	812.7	827.8

Common stock	1.2	1.2
Capital in excess of par value	1,130.5	1,160.7
Retained earnings	2,753.2	2,611.2
Accumulated other comprehensive loss	(189.2)	(121.3)
Common stock held in treasury	(589.6)	(569.2)
Total BorgWarner Inc. stockholders’ equity	3,106.1	3,082.6
Noncontrolling interest	55.5	63.5
Total equity	3,161.6	3,146.1
Total liabilities and equity	$6,528.9	$6,400.8

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2013	2012
Net sales	$1,851.1	$1,912.5
Cost of sales	1,476.4	1,516.7
Gross profit	374.7	395.8

Selling, general and administrative expenses	159.3	169.0
Other (income) expense	16.9	1.1
Operating income	198.5	225.7

Equity in affiliates’ earnings, net of tax	(9.7)	(9.2)
Interest income	(1.0)	(1.4)
Interest expense and finance charges	9.7	15.1
Earnings before income taxes and noncontrolling interest	199.5	221.2

Provision for income taxes	50.9	57.5
Net earnings	148.6	163.7
Net earnings attributable to the noncontrolling interest, net of tax	6.6	5.7
Net earnings attributable to BorgWarner Inc.	$142.0	$158.0

Earnings per share — basic	$1.23	$1.46

Earnings per share — diluted	$1.22	$1.28

Weighted average shares outstanding:
Basic	115.186	108.420
Diluted	116.565	127.742

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(millions of dollars)	2013	2012
Net earnings attributable to BorgWarner Inc.	$142.0	$158.0

Other comprehensive income
Foreign currency translation adjustments	(84.8)	44.8

Hedge instrument adjustments
Market value change of hedge instruments	17.4	15.6
Income taxes associated with the market value change of hedge instruments	(6.4)	(5.5)
Loss (gain) reclassified into net earnings	0.2	(0.7)
Income taxes reclassified into net earnings	(0.1)	0.2
Net change in hedge instruments	11.1	9.6

Defined benefit postretirement plans
Amortization of prior service benefit and unrecognized loss into net earnings	2.8	2.2
Income taxes reclassified into net earnings	3.0	(0.6)
Net change in defined benefit postretirement plans	5.8	1.6

Total other comprehensive (loss) income attributable to BorgWarner Inc.	(67.9)	56.0

Comprehensive income attributable to BorgWarner Inc.	74.1	214.0
Comprehensive (loss) income attributable to the noncontrolling interest	(1.2)	0.9
Comprehensive income	$72.9	$214.9

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(millions of dollars)	2013	2012
OPERATING
Net earnings	$148.6	$163.7
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	68.2	63.8
Amortization of intangible assets and other	6.7	7.4
Bond amortization	—	4.4
Stock-based compensation expense	15.2	21.0
Deferred income tax benefit	(17.0)	(22.1)
Equity in affiliates’ earnings, net of dividends received, and other	(15.6)	(7.4)
Net earnings adjusted for non-cash charges to operations	206.1	230.8
Changes in assets and liabilities:
Receivables	(197.2)	(167.6)
Inventories	(18.6)	(19.9)
Prepayments and other current assets	(11.9)	(10.2)
Accounts payable and accrued expenses	54.8	(4.0)
Income taxes payable	(27.7)	(1.5)
Other non-current assets and liabilities	10.8	3.2
Net cash provided by operating activities	16.3	30.8

INVESTING
Capital expenditures, including tooling outlays	(87.4)	(95.0)
Net proceeds from asset disposals	13.8	1.0
Net proceeds from sale of business	—	1.6
Net cash used in investing activities	(73.6)	(92.4)

FINANCING
Net decrease in notes payable	(11.0)	(11.7)
Additions to long-term debt, net of debt issuance costs	161.0	191.4
Repayments of long-term debt, including current portion	(15.6)	(99.9)
Payments for purchase of treasury stock	(49.9)	—
Proceeds from stock options exercised, including the tax benefit	11.4	47.0
Taxes paid on employees' restricted stock award vestings	(27.2)	(17.5)
Dividends paid to noncontrolling stockholders	(9.0)	(12.0)
Net cash provided by financing activities	59.7	97.3
Effect of exchange rate changes on cash	(22.7)	1.6
Net (decrease) increase in cash	(20.3)	37.3
Cash at beginning of year	715.7	359.6
Cash at end of period	$695.4	$396.9

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$12.3	$13.2
Income taxes	$94.5	$47.4

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet as of December 31, 2012 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

(2) Research and Development Expenditures

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(millions of dollars)	2013	2012
Gross R&D expenditures	$82.2	$76.2
Customer reimbursements	(10.4)	(8.5)
Net R&D expenditures	$71.8	$67.7

The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of annual net R&D expenditures in any of the periods presented.

(3) Other (Income) Expense

Items included in other (income) expense consist of:

	Three Months Ended March 31,
(millions of dollars)	2013	2012
Program termination agreement	$11.3	$—
Retirement related obligations	5.9	—
Other	(0.3)	1.1
Other (income) expense	$16.9	$1.1

In March 2013, the Company recorded an $11.3 million expense related to a program termination agreement, which is expected to be paid out in 2013.

During the fourth quarter of 2012, the Company waived the forfeiture provision associated with future restricted stock grants made to certain retiring Named Executive Officers. The Company recorded a $5.9 million retirement related obligation primarily related to a first quarter 2013 grant of restricted stock awards to these Named Executive Officers.

(4) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

At March 31, 2013, the Company estimated its U.S. GAAP effective tax rate to be approximately 26% for the year ending December 31, 2013, which includes tax benefits of $3.8 million and $2.1 million related to the program termination agreement and retirement related obligations discussed in the Other (Income) Expense footnote. This rate also includes a net tax benefit of $1.7 million, which is comprised of a $6.6 million tax benefit related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, partially offset by a $4.9 million tax expense related to a comprehensive income adjustment. At March 31, 2012, the Company estimated its U.S. GAAP effective tax rate to be approximately 26% for the year ending December 31, 2012.

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

(5) Inventories, net

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	March 31,	December 31,
(millions of dollars)	2013	2012
Raw material and supplies	$271.8	$264.0
Work in progress	80.7	82.0
Finished goods	113.4	117.6
FIFO inventories	465.9	463.6
LIFO reserve	(16.4)	(16.0)
Inventories, net	$449.5	$447.6

(6) Property, Plant and Equipment, net

	March 31,	December 31,
(millions of dollars)	2013	2012
Land, land use rights and buildings	$706.8	$717.2
Machinery and equipment	2,262.4	2,282.4
Capital leases	2.3	2.3
Construction in progress	249.5	243.7
Total property, plant and equipment, gross	3,221.0	3,245.6
Less: accumulated depreciation	(1,563.6)	(1,567.0)
Property, plant and equipment, net, excluding tooling	1,657.4	1,678.6
Tooling, net of amortization	107.8	109.4
Property, plant and equipment, net	$1,765.2	$1,788.0

As of March 31, 2013 and December 31, 2012, accounts payable of $30.6 million and $39.8 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the three months ended March 31, 2013 and 2012 were $2.5 million and $4.5 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(millions of dollars)	2013	2012
Beginning balance, January 1	$64.9	$72.7
Provisions	11.6	10.0
Payments	(7.2)	(7.9)
Translation adjustment	(1.3)	1.9
Ending balance, March 31	$68.0	$76.7

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(millions of dollars)	2013	2012
Accounts payable and accrued expenses	$35.0	$33.1
Other non-current liabilities	33.0	31.8
Total product warranty liability	$68.0	$64.9

(8) Notes Payable and Long-Term Debt

As of March 31, 2013 and December 31, 2012, the Company had short-term and long-term debt outstanding as follows:

	March 31,	December 31,
(millions of dollars)	2013	2012
Short-term debt
Short-term borrowings	$118.2	$129.1
Receivables securitization	110.0	110.0
Total short-term debt	$228.2	$239.1

Long-term debt
5.75% Senior notes due 11/01/16 ($150 million par value)	$149.6	$149.6
8.00% Senior notes due 10/01/19 ($134 million par value)	133.9	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	248.0	247.9
7.125% Senior notes due 02/15/29 ($121 million par value)	119.4	119.4
Multi-currency revolving credit facility	280.0	140.0
Term loan facilities and other	22.4	17.1
Unamortized portion of debt derivatives	19.2	20.2
Total long-term debt	972.5	828.1
Less: current portion	1.1	4.3
Long-term debt, net of current portion	$971.4	$823.8

The weighted average interest rate on all borrowings outstanding as of March 31, 2013 and December 31, 2012 was 3.6% and 4.0%, respectively.

The Company's $650 million multi-currency revolving credit facility includes a feature that allows the Company's borrowings to be increased to $1 billion. Utilizing this feature, on April 12, 2013, the Company increased its multi-currency revolving credit facility from $650 million to $750 million. The credit facility provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The credit facility has two key financial covenants, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at March 31, 2013 and expects to remain compliant in future periods. At March 31, 2013 and December 31, 2012, the Company had outstanding borrowings of $280.0 million and $140.0 million, respectively, under this facility.

As of March 31, 2013 and December 31, 2012, the estimated fair values of the Company’s senior unsecured notes totaled $768.1 million and $770.3 million, respectively. The estimated fair values were $117.2 million and $119.5 million higher than their carrying value at March 31, 2013 and December 31, 2012, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying value of the Company's multi-currency revolving credit facility is equal to its fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $23.5 million and $59.1 million at March 31, 2013 and December 31, 2012, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

		Basis of fair value measurements
(millions of dollars)	Balance at March 31, 2013	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$6.4	$—	$6.4	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$35.3	$—	$35.3	$—	C
Liabilities:
Foreign currency contracts	$10.3	$—	$10.3	$—	A
Net investment hedge contracts	$40.5	$—	$40.5	$—	A

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2012	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$5.9	$—	$5.9	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$41.0	$—	$41.0	$—	C
Liabilities:
Foreign currency contracts	$9.8	$—	$9.8	$—	A
Net investment hedge contracts	$58.1	$—	$58.1	$—	A

(10) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2013 and December 31, 2012, the Company had no derivative contracts that contained credit risk related contingent features.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At March 31, 2013 and December 31, 2012, the following cross-currency swaps were outstanding:

	Cross-currency swaps
(in millions)	Notional in USD	Notional in local currency	Duration
Floating $ to floating €	$75.0	€58.5	Oct - 19
Floating $ to floating ¥	$150.0	¥17,581.5	Nov - 16

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. The Company did not have any commodity derivative contracts outstanding at March 31, 2013 and December 31, 2012.

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

At March 31, 2013 and December 31, 2012, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency March 31, 2013	Notional in traded currency December 31, 2012	Duration
Brazilian real	US dollar	8.3	—	Dec - 13
British pound	Euro	21.6	28.8	Dec - 13
Chinese yuan	Japanese yen	1,788.9	—	Feb - 14
Chinese yuan	US dollar	26.1	—	Dec - 14
Euro	British pound	3.5	4.7	Dec - 13
Euro	Hungarian forint	6,200.0	9,300.0	Nov - 13
Euro	Japanese Yen	4,863.1	6,760.0	Dec - 13
Euro	Polish zloty	49.0	87.4	Dec - 13
Euro	US dollar	17.2	15.2	Dec - 13
Hungarian forint	Euro	4.6	—	Dec - 13
Japanese yen	US dollar	7.3	9.5	Dec - 13
Korean won	Euro	27.4	32.4	Dec - 14
Korean won	US dollar	13.0	17.5	Dec - 13
Mexican peso	US dollar	18.5	20.9	Dec - 13
Swedish krona	Euro	16.3	—	Dec - 13
US dollar	Indian rupee	65.8	111.1	Oct - 13
US dollar	Japanese yen	3,305.8	3,000.0	Dec - 13

At March 31, 2013 and December 31, 2012, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(millions of dollars)	Location	March 31, 2013	December 31, 2012	Location	March 31, 2013	December 31, 2012
Foreign currency contracts	Prepayments and other current assets	$6.3	$5.7	Accounts payable and accrued expenses	$10.2	$9.8
	Other non-current assets	$0.1	$0.2	Other non-current liabilities	$0.1	$—
Net investment hedge contracts	Other non-current assets	$—	$—	Other non-current liabilities	$40.5	$58.1

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2013 market rates.

(millions of dollars)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2013	December 31, 2012
Foreign currency	$(4.2)	$(3.5)	$(4.2)
Net investment hedges	(36.2)	(54.5)	—
Total	$(40.4)	$(58.0)	$(4.2)

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	March 31, 2013	March 31, 2012	Location	March 31, 2013	March 31, 2012
Foreign currency	Sales	$1.2	$0.3	SG&A expense	$0.1	$—
Foreign currency	Cost of goods sold	$(1.4)	$0.4	SG&A expense	$(0.3)	$—
Foreign currency	SG&A expense	$—	$—	SG&A expense	$—	$—
Cross-currency swap	N/A			Interest expense	$(0.7)	$0.9

At March 31, 2013, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

(11) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2013 range from $15 million to $25 million, of which $5.0 million has been contributed through the first three months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other post- retirement benefits
(millions of dollars)	2013		2012		2013	2012
Three Months Ended March 31,	US	Non-US	US	Non-US
Service cost	$—	$3.1	$—	$2.3	$0.1	$0.1
Interest cost	2.9	4.2	3.6	4.4	1.7	2.6
Expected return on plan assets	(4.6)	(2.7)	(4.7)	(2.3)	—	—
Amortization of unrecognized prior service benefit	(0.2)	—	(0.2)	—	(1.6)	(1.6)
Amortization of unrecognized loss	2.1	1.3	2.0	0.3	1.2	1.7
Net periodic benefit cost	$0.2	$5.9	$0.7	$4.7	$1.4	$2.8

(12) Stock-Based Compensation

Under the Company's 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods up to three years and have a term of 10 years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company's 2004 Stock Incentive Plan. Under this Plan, 12.5 million shares are authorized for grant, of which approximately 1.5 million shares are available for future issuance.

Stock options A summary of the Company’s stock option activity for the three months ended March 31, 2013 is as follows:

	Shares under option (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at December 31, 2012	1,436	$30.65	3.4	$58.8
Exercised	(81)	$28.43
Outstanding and exercisable at March 31, 2013	1,355	$30.78	3.2	$63.1

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

The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2013, restricted stock in the amount of 371,697 shares was granted to employees under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in equity and is amortized as compensation expense over the restriction periods.

The Company recorded restricted stock compensation expense of $11.1 million and $4.7 million for the three months ended March 31, 2013 and 2012, respectively.

During the fourth quarter of 2012, the Company waived the forfeiture provision associated with future restricted stock grants made to certain retiring Named Executive Officers. The expense of $11.1 million for the three months ended March 31, 2013 includes $5.5 million of expense related to the grant of restricted stock awards to these Named Executive Officers.

A summary of the Company’s nonvested restricted stock for the three months ended March 31, 2013 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at December 31, 2012	1,032	$58.77
Granted	372	$75.41
Vested	(331)	$47.69
Forfeited	(19)	$68.14
Nonvested at March 31, 2013	1,054	$67.71

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $3.7 million and $3.9 million at March 31, 2013 and at December 31, 2012, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation (“Kuhlman Electric”), the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. The Company previously settled or obtained dismissals of various lawsuits that were filed against Kuhlman Electric and others, including the Company, on behalf of plaintiffs alleging personal injury relating to alleged environmental contamination at its Crystal Springs, Mississippi plant. The Company filed a lawsuit against Kuhlman Electric and a related entity challenging the validity of the indemnity and the defendants filed counterclaims and a related lawsuit. In addition, two lawsuits by plaintiffs alleging environmental contamination relating to Kuhlman Electric's Crystal Springs plant are still pending and the Company may in the future become subject to further legal proceedings.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of both March 31, 2013 and December 31, 2012, the Company had approximately 16,000 pending asbestos-related product liability claims, respectively. Of the approximately 16,000 outstanding claims at March 31, 2013, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2013, of the approximately 376 claims resolved, 70 (19%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2012, of the approximately 2,400 claims resolved, 308 (13%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

To date, the Company has paid and accrued $243.4 million in defense and indemnity in advance of insurers' reimbursement and has received $124.8 million in cash and notes from insurers. The net balance of $118.6 million, is expected to be fully recovered, of which approximately $20.0 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2012, insurers owed $111.0 million in association with these claims.

In addition to the $118.6 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $95.2 million for claims asserted, but not yet resolved and their related defense costs at March 31, 2013. The Company also has a related asset of $95.2 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which, more-likely-than-not, will occur subsequent to March 31, 2014. At December 31, 2012, the comparable value of the accrued liability and associated insurance asset was $85.6 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	March 31, 2013	December 31, 2012
Assets:
Prepayments and other current assets	$—	$—
Other non-current assets	95.2	85.6
Total insurance assets	$95.2	$85.6
Liabilities:
Accounts payable and accrued expenses	$39.2	$36.5
Other non-current liabilities	56.0	49.1
Total accrued liabilities	$95.2	$85.6

The 2013 increase in the accrued liability and associated insurance asset is primarily due to an expected higher rate of claim settlement based on recent litigation claim activity.

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

Prior to the April 2012 settlement of the Company's 3.50% convertible senior notes, the potential common shares associated with these notes were reflected in diluted EPS using the “if-converted” method. Under this method, if dilutive, the common shares were assumed issued as of the beginning of the reporting period and included in calculating diluted EPS. In addition, if dilutive, interest expense, net of tax, related to the convertible senior notes was added back to the numerator in calculating diluted EPS.

In conjunction with the convertible senior note offering, the Company entered into a bond hedge overlay, including both call options and warrants. Prior to the April 2012 settlement of the call option portion of the bond hedge overlay, the call options were anti-dilutive if the Company's weighted average share price exceeded $32.82 per share. Prior to third and fourth quarter 2012 settlements of the warrant portion of the bond hedge overlay, the warrants were dilutive to the Company's earnings if the Company's weighted-average share price exceeded $38.61 per share.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2013	2012
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$142.0	$158.0
Weighted average shares of common stock outstanding	115.186	108.420
Basic earnings per share of common stock	$1.23	$1.46

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$142.0	$158.0
Adjustment for net interest expense on convertible notes	—	5.0
Diluted net earnings attributable to BorgWarner Inc.	$142.0	$163.0

Weighted average shares of common stock outstanding	115.186	108.420

Effect of 3.50% convertible senior notes	—	11.389
Effect of warrant	—	5.813
Effect of stock-based compensation	1.379	2.120
Total dilutive effect on weighted average shares of common stock outstanding	1.379	19.322

Weighted average shares of common stock outstanding including dilutive shares	116.565	127.742
Diluted earnings per share of common stock	$1.22	$1.28

Total anti-dilutive shares:
Call options	—	6.650

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(millions of dollars)	2013	2012
Engine	$1,257.5	$1,308.2
Drivetrain	601.4	611.4
Inter-segment eliminations	(7.8)	(7.1)
Net sales	$1,851.1	$1,912.5

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(millions of dollars)	2013	2012
Engine	$202.3	$209.8
Drivetrain	56.0	61.2
Adjusted EBIT	258.3	271.0
Program termination agreement	11.3	—
Retirement related obligations	5.9	—
Corporate, including equity in affiliates' earnings and stock-based compensation	32.9	36.1
Interest income	(1.0)	(1.4)
Interest expense and finance charges	9.7	15.1
Earnings before income taxes and noncontrolling interest	199.5	221.2
Provision for income taxes	50.9	57.5
Net earnings	148.6	163.7
Net earnings attributable to the noncontrolling interest, net of tax	6.6	5.7
Net earnings attributable to BorgWarner Inc.	$142.0	$158.0

Total Assets

(millions of dollars)	March 31, 2013	December 31, 2012
Engine	$3,390.8	$3,299.2
Drivetrain	1,747.2	1,652.2
Total	5,138.0	4,951.4
Corporate (a)	1,390.9	1,449.4
Total assets	$6,528.9	$6,400.8
____________________________________

(a)	Corporate assets include investments and advances and deferred income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Net sales for the three months ended March 31, 2013 totaled $1,851.1 million, a 3.2% decrease from the three months ended March 31, 2012. Excluding the impact of 2012 dispositions and weakening foreign currencies, primarily the Yen and Real, partially offset by the strengthening Euro, net sales decreased approximately 1%. This decrease occurred while estimated light vehicle production was down 1% worldwide, primarily driven by a 9% decrease in Europe and a 1% decrease in North America, partially offset by a 3% increase in Asia from the three months ended March 31, 2012.

Cost of sales as a percentage of net sales increased to 79.8% in the three months ended March 31, 2013 from 79.3% in the three months ended March 31, 2012. Gross profit and gross margin were $374.7 million and 20.2% in the three months ended March 31, 2013 compared to $395.8 million and 20.7% in the three months ended March 31, 2012. The Company's material cost of sales was approximately 50% of net sales in both the three months ended March 31, 2013 and 2012. The Company's remaining cost to convert raw material to finished product (conversion cost) slightly increased compared to the three months ended March 31, 2012.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2013 decreased $9.7 million to $159.3 million from $169.0 million, and decreased as a percentage of net sales to 8.6% from 8.8% in the three months ended March 31, 2012. The decrease in SG&A is primarily due to lower stock-based compensation expense during the three months ended March 31, 2013. Research and Development ("R&D") expenses, which are included in SG&A expenses, increased $4.1 million to $71.8 million from $67.7 million as compared to the three months ended March 31, 2012. As a percentage of net sales, R&D expenses were 3.9% and 3.5% in the three months ended March 31, 2013 and 2012, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense of $16.9 million for the three months ended March 31, 2013 is primarily related to an $11.3 million expense associated with a program termination agreement and a $5.9 million retirement related obligation related to a first quarter 2013 grant of restricted stock awards to certain retiring Named Executive Officers, which resulted from the Company's fourth quarter 2012 decision to waive the forfeiture provision associated with future restricted stock grants made to these Named Executive Officers.

Equity in affiliates’ earnings of $9.7 million increased $0.5 million as compared with the three months ended March 31, 2012 primarily due to improved earnings from the Company's 50% interest in NSK-Warner.

Interest expense and finance charges of $9.7 million decreased $5.4 million as compared with the three months ended March 31, 2012 primarily due to the April 2012 settlement of the Company's convertible senior notes.

At March 31, 2013, the Company estimated its U.S. GAAP effective tax rate to be approximately 26% for the year ending December 31, 2013, which includes tax benefits of $3.8 million and $2.1 million related to the program termination agreement and retirement related obligations discussed in the Other (Income) Expense footnote. This rate also includes a net tax benefit of $1.7 million, which is comprised of a $6.6 million tax benefit related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, partially offset by a $4.9 million tax expense related to a comprehensive income adjustment. At March 31, 2012, the Company estimated its U.S. GAAP effective tax rate to be approximately 26% for the year ending December 31, 2012. Excluding the impact of these non-comparable items, the Company has estimated its annual effective tax rate associated with ongoing operations to be approximately 27% for the year ending December 31, 2013.

At March 31, 2012, the Company estimated both its U.S. GAAP effective tax rate and tax rate associated with ongoing operations to be approximately 26% for the year ending December 31, 2012.

The Company’s earnings per diluted share were $1.22 and $1.28 for the three months ended March 31, 2013 and 2012, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

Three Months Ended March 31, 2013
Non-comparable items:
Program termination agreement	$(0.06)
Retirement related obligations	(0.03)
Tax adjustments	0.01
Total impact of non-comparable items per share — diluted	$(0.08)

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(millions of dollars)	2013	2012
Engine	$1,257.5	$1,308.2
Drivetrain	601.4	611.4
Inter-segment eliminations	(7.8)	(7.1)
Net sales	$1,851.1	$1,912.5

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(millions of dollars)	2013	2012
Engine	$202.3	$209.8
Drivetrain	56.0	61.2
Adjusted EBIT	258.3	271.0
Program termination agreement	11.3	—
Retirement related obligations	5.9	—
Corporate, including equity in affiliates' earnings and stock-based compensation	32.9	36.1
Interest income	(1.0)	(1.4)
Interest expense and finance charges	9.7	15.1
Earnings before income taxes and noncontrolling interest	199.5	221.2
Provision for income taxes	50.9	57.5
Net earnings	148.6	163.7
Net earnings attributable to the noncontrolling interest, net of tax	6.6	5.7
Net earnings attributable to BorgWarner Inc.	$142.0	$158.0

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

The Engine segment net sales decreased $50.7 million, or 3.9%, from the three months ended March 31, 2012. Excluding the impact of 2012 dispositions and weakening foreign currencies, primarily the Yen and Real, partially offset by the strengthening Euro, net sales decreased approximately 1% from the three months ended March 31, 2012. Higher sales of variable cam timing systems in Japan and emissions systems in Asia and the Americas were more than offset by lower production volumes in Europe.The Engine segment Adjusted EBIT margin was 16.1% in the three months ended March 31, 2013 up from 16.0% in the three months ended March 31, 2012.

The Drivetrain segment net sales decreased $10.0 million, or 1.6%, from the three months ended March 31, 2012. Excluding the impact of strengthening foreign currencies, primarily the Euro, net sales decreased approximately 3% from the three months ended March 31, 2012. Higher sales of all-wheel drive systems in North America and all-wheel drive systems and transmission components in Korea, were more than offset by lower production volumes in Europe.The Drivetrain segment Adjusted EBIT margin was 9.3% in the three months ended March 31, 2013 down from 10.0% in the three months ended March 31, 2012.

Corporate represents headquarters' expenses not directly attributable to the individual segments, expense associated with divested operations and equity in affiliates' earnings. The $3.2 million decrease in net expense was driven by lower stock-based compensation expense during the three months ended March 31, 2013.

Outlook for 2013

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

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At March 31, 2013, the Company had $695.4 million of cash, including $682.5 million of cash held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States.

The Company's $650 million multi-currency revolving credit facility includes a feature that allows the Company's borrowings to be increased to $1 billion. Utilizing this feature, on April 12, 2013, the Company increased its multi-currency revolving credit facility from $650 million to $750 million. The credit facility provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The credit facility has two key financial covenants, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at March 31, 2013 and expects to remain compliant in future periods. At March 31, 2013 and December 31, 2012, the Company had outstanding borrowings of $280.0 million and $140.0 million, respectively, under this facility.

The Company's debt net of cash to capital ratio was 13.8% at March 31, 2013 versus 10.0% at December 31, 2012.

In addition to the credit facility, the Company's universal shelf registration with the Securities and Exchange Commission has an unlimited amount of various debt and equity instruments which could be issued.

From a credit quality perspective, the Company has a credit rating of Baa2 from Moody's and BBB+ from both Standard & Poor’s and Fitch Ratings. The current outlook from Moody's, Standard & Poor’s and Fitch Ratings is stable. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities decreased $14.5 million to $16.3 million in the first three months of 2013 from $30.8 million in the first three months of 2012. This decrease primarily reflects lower earnings, partially offset by improved working capital management during the first three months of 2013 compared with the first three months of 2012.

Net cash used in investing activities decreased $18.8 million to $73.6 million in the first three months of 2013 from $92.4 million in the first three months of 2012. This decrease is primarily driven by the reduction in capital expenditures, including tooling outlays and increased proceeds from asset disposals.

Net cash provided by financing activities decreased $37.6 million to $59.7 million in the first three months of 2013 from $97.3 million in the first three months of 2012. This decrease is primarily driven by a reduction in proceeds from stock options exercised, including the tax benefit.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $3.7 million and $3.9 million at March 31, 2013 and at December 31, 2012, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation (“Kuhlman Electric”), the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. The Company previously settled or obtained dismissals of various lawsuits that were filed against Kuhlman Electric and others, including the Company, on behalf of plaintiffs alleging personal injury relating to alleged environmental contamination at its Crystal Springs, Mississippi plant. The Company filed a lawsuit against Kuhlman Electric and a related entity challenging the validity of the indemnity and the defendants filed counterclaims and a related lawsuit. In addition, two lawsuits by plaintiffs alleging environmental contamination relating to Kuhlman Electric's Crystal Springs plant are still pending and the Company may in the future become subject to further legal proceedings.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of both March 31, 2013 and December 31, 2012, the Company had approximately 16,000 pending asbestos-related product liability claims, respectively. Of the approximately 16,000 outstanding claims at March 31, 2013, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2013, of the approximately 376 claims resolved, 70 (19%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2012, of the approximately 2,400 claims resolved, 308 (13%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

To date, the Company has paid and accrued $243.4 million in defense and indemnity in advance of insurers' reimbursement and has received $124.8 million in cash and notes from insurers. The net balance of $118.6 million, is expected to be fully recovered, of which approximately $20.0 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2012, insurers owed $111.0 million in association with these claims.

In addition to the $118.6 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $95.2 million for claims asserted, but not yet resolved and their related defense costs at March 31, 2013. The Company also has a related asset of $95.2 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which, more-likely-than-not, will occur subsequent to March 31, 2014. At December 31, 2012, the comparable value of the accrued liability and associated insurance asset was $85.6 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	March 31, 2013	December 31, 2012
Assets:
Prepayments and other current assets	$—	$—
Other non-current assets	95.2	85.6
Total insurance assets	$95.2	$85.6
Liabilities:
Accounts payable and accrued expenses	$39.2	$36.5
Other non-current liabilities	56.0	49.1
Total accrued liabilities	$95.2	$85.6

The 2013 increase in the accrued liability and associated insurance asset is primarily due to an expected higher rate of claim settlement based on recent litigation claim activity.

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

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as "anticipates," "believes," "continues," "could," "designed," "effect," "estimates," "evaluates," "expects," "forecasts," "goal," "initiative," "intends," "outlook," "plans," "potential," "project," "pursue," "seek," "should," "target," "when," "would," variations of such words and similar expressions are intended to identify such forward-looking statements. All statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of our most recent Annual Report on Form 10-K, are inherently forward-looking. These statements are based on assumptions and analysis made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Forward-looking statements are not guarantees of performance and the Company's actual results may differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production, the continued use by original equipment manufacturers of outside suppliers, fluctuations in demand for vehicles containing our products, changes in general economic conditions, as well as the other risks noted under Item 1A, “Risk Factors,” of our Annual Report on Form 10-K and in other reports that we file with the Securities and Exchange Commission. We do not undertake any obligation to update or announce publicly any updates to or revision to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

This section is intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Act. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, financial condition and prospects.

Item 3.Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company's Board of Directors authorized the purchase of up to 24.8 million shares of the Company's common stock. At the Company's Board of Directors meeting held April 24, 2013, the Board of Directors authorized the additional purchase of up to 5 million shares of the Company's common stock, increasing the total shares authorized for purchase to 29.8 million shares. As of March 31, 2013, the Company had repurchased 22,320,776 shares under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 plans to facilitate share repurchase. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

Employee transactions include shares withheld to offset statutory minimum tax withholding that occurs upon vesting of performance and restricted shares. The BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan provides that the withholding obligations be settled by the Company retaining stock that is part of the Award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2013:

Issuer Repurchases of Equity Securities
Period	Total number of shares repurchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased
Month Ended January 31, 2013
Common Stock Repurchase Program	—	$—	—	3,130,748
Employee transactions	5,683	$74.21	—	—
Month Ended February 28, 2013
Common Stock Repurchase Program	—	$—	—	3,130,748
Employee transactions	357,893	$75.07	—	—
Month Ended March 31, 2013
Common Stock Repurchase Program	651,524	$76.72	—	2,479,224
Employee transactions	1,560	$77.56	—	—

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	XBRL Instance Document.**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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

Date: April 25, 2013