Form 10-Q
period 2013-09-30
BORGWARNER INC
filed 2013-10-30
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
YES ☐  NO ☑
As of October 25, 2013, the registrant had 113,778,270 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(millions of dollars)	September 30, 2013	December 31, 2012
ASSETS
Cash	$920.4	$715.7
Receivables, net	1,347.5	1,147.3
Inventories, net	454.7	447.6
Deferred income taxes	85.3	94.7
Prepayments and other current assets	98.3	67.5
Total current assets	2,906.2	2,472.8

Property, plant and equipment, net	1,875.4	1,788.0
Investments and advances	402.3	382.7
Goodwill	1,190.3	1,181.4
Other non-current assets	590.1	575.9
Total assets	$6,964.3	$6,400.8

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$253.7	$243.4
Accounts payable and accrued expenses	1,377.7	1,287.2
Income taxes payable	43.3	72.5
Total current liabilities	1,674.7	1,603.1

Long-term debt	1,018.6	823.8
Other non-current liabilities:
Retirement-related liabilities	507.7	509.7
Other	328.6	318.1
Total other non-current liabilities	836.3	827.8

Common stock	1.2	1.2
Capital in excess of par value	1,132.0	1,160.7
Retained earnings	3,065.6	2,611.2
Accumulated other comprehensive loss	(91.0)	(121.3)
Common stock held in treasury	(740.5)	(569.2)
Total BorgWarner Inc. stockholders’ equity	3,367.3	3,082.6
Noncontrolling interest	67.4	63.5
Total equity	3,434.7	3,146.1
Total liabilities and equity	$6,964.3	$6,400.8

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2013	2012	2013	2012
Net sales	$1,806.2	$1,695.2	$5,551.2	$5,464.1
Cost of sales	1,426.6	1,351.5	4,400.3	4,341.4
Gross profit	379.6	343.7	1,150.9	1,122.7

Selling, general and administrative expenses	157.7	151.0	472.6	473.1
Other (income) expense	(3.7)	29.7	10.8	67.4
Operating income	225.6	163.0	667.5	582.2

Equity in affiliates’ earnings, net of tax	(10.4)	(11.1)	(31.2)	(32.8)
Interest income	(1.3)	(1.0)	(3.3)	(3.7)
Interest expense and finance charges	8.1	5.0	26.6	32.7
Earnings before income taxes and noncontrolling interest	229.2	170.1	675.4	586.0

Provision for income taxes	56.3	64.2	173.8	190.2
Net earnings	172.9	105.9	501.6	395.8
Net earnings attributable to the noncontrolling interest, net of tax	6.1	4.8	18.7	16.1
Net earnings attributable to BorgWarner Inc.	$166.8	$101.1	$482.9	$379.7

Earnings per share — basic	$1.47	$0.88	$4.21	$3.40

Earnings per share — diluted	$1.45	$0.85	$4.16	$3.15

Weighted average shares outstanding:
Basic	113.819	114.299	114.584	111.619
Diluted	115.238	118.499	115.968	122.571

Dividends declared per share	$0.25	$—	$0.25	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2013	2012	2013	2012
Net earnings attributable to BorgWarner Inc.	$166.8	$101.1	$482.9	$379.7

Other comprehensive income
Foreign currency translation adjustments	94.5	64.2	4.7	18.3
Hedge instruments	0.4	(3.7)	14.0	7.3
Defined benefit postretirement plans	1.9	1.5	11.1	4.1
Other	—	—	0.5	0.5
Total other comprehensive income attributable to BorgWarner Inc.	96.8	62.0	30.3	30.2

Comprehensive income attributable to BorgWarner Inc.	263.6	163.1	513.2	409.9
Comprehensive income attributable to the noncontrolling interest	2.7	1.3	0.4	1.4
Comprehensive income	$266.3	$164.4	$513.6	$411.3

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(millions of dollars)	2013	2012
OPERATING
Net earnings	$501.6	$395.8
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	202.4	189.8
Amortization of intangible assets and other	20.1	21.5
Loss from disposal activities, net of cash paid	—	31.7
Restructuring expense, net of cash paid	—	25.5
Bond amortization	—	5.3
Stock-based compensation expense	29.3	41.0
Deferred income tax benefit	(9.0)	(0.4)
Equity in affiliates’ earnings, net of dividends received, and other	(28.2)	(15.9)
Net earnings adjusted for non-cash charges to operations	716.2	694.3
Changes in assets and liabilities:
Receivables	(195.3)	(81.5)
Inventories	(13.0)	(38.5)
Prepayments and other current assets	(39.7)	(18.9)
Accounts payable and accrued expenses	85.5	(2.1)
Income taxes payable	(25.9)	25.7
Other non-current assets and liabilities	(13.0)	(36.4)
Net cash provided by operating activities	514.8	542.6

INVESTING
Capital expenditures, including tooling outlays	(297.9)	(283.0)
Net proceeds from asset disposals	22.8	3.9
Net proceeds from sale of business	—	56.8
Net cash used in investing activities	(275.1)	(222.3)

FINANCING
Net increase in notes payable	14.3	34.7
Additions to long-term debt, net of debt issuance costs	272.0	313.9
Repayments of long-term debt, including current portion	(76.9)	(203.6)
Payments for purchase of treasury stock	(225.5)	(200.3)
Proceeds from stock options exercised, including the tax benefit	25.3	49.9
Taxes paid on employees' restricted stock award vestings	(29.2)	(17.8)
Purchase of noncontrolling interest	—	(7.4)
Dividends paid to BorgWarner stockholders	(28.5)	—
Dividends paid to noncontrolling stockholders	(10.7)	(20.5)
Net cash used in financing activities	(59.2)	(51.1)
Effect of exchange rate changes on cash	24.2	(7.3)
Net increase in cash	204.7	261.9
Cash at beginning of year	715.7	359.6
Cash at end of period	$920.4	$621.5

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$37.6	$44.7
Income taxes	$197.6	$122.0

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet as of December 31, 2012 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2013	2012	2013	2012
Gross R&D expenditures	$84.7	$75.6	$250.9	$228.5
Customer reimbursements	(12.9)	(11.2)	(34.7)	(29.8)
Net R&D expenditures	$71.8	$64.4	$216.2	$198.7

The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of annual net R&D expenditures in any of the periods presented.

(3) Other (Income) Expense

Items included in other (income) expense consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2013	2012	2013	2012
Program termination agreement	$—	$—	$11.3	$—
Retirement related obligations	—	—	5.9	—
Loss from disposal activities	—	1.8	—	39.7
Restructuring expense	—	27.4	—	27.4
Other	(3.7)	0.5	(6.4)	0.3
Other (income) expense	$(3.7)	$29.7	$10.8	$67.4

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

During the second quarter of 2012, the Company signed a Master Purchase Agreement to sell its spark plug business to Federal-Mogul Corporation. As a result, the Company recorded expense of $39.7 million primarily to write-down prior purchase price accounting adjustments included within the disposal group. These purchase price accounting adjustments were originally recorded in the Engine segment and related to the BERU acquisition.The Company also recorded restructuring expense of $27.4 million in the third quarter of 2012 primarily associated with the disposal and future requirements of BERU's on-going business, which included $16.9 million of employee termination benefits and $10.5 million of other charges, primarily related to the write-down of certain assets.

(4) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

At September 30, 2013, the Company estimates its U.S. GAAP effective tax rate to be approximately 26% for the year ending December 31, 2013, which includes tax benefits of $3.8 million and $2.1 million related to the program termination agreement and retirement related obligations discussed in the Other (Income) Expense footnote. This rate also includes a net tax benefit of $7.3 million, which is comprised of tax benefits of $6.6 million related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, $3.1 million related to 2012 provision to return adjustments and $2.5 million related to the reversal of certain deferred tax asset valuation allowances, partially offset by a $4.9 million tax expense related to a comprehensive income adjustment.

At September 30, 2012, the Company estimated its U.S. GAAP effective tax rate to be approximately 31% for the year ending December 31, 2012. This rate included net tax expense of $3.5 million associated with the loss from disposal activities and restructuring expense recorded during the third quarter of 2012. The $3.5 million net expense was comprised of $11.2 million tax expense resulting from the completion of the disposal, partially offset by a tax benefit of $7.7 million associated with the restructuring expense. For the nine months ended September 30, 2012, the net tax benefit associated with the loss from disposal activities and restructuring expense was $2.0 million. The 31% U.S. GAAP effective tax rate also included additional tax expense of $15.9 million resulting from other tax adjustments. These other tax adjustments included $8.2 million of tax expense primarily resulting from the settlement of certain tax audits and $7.7 million of tax expense associated with the Company's second quarter 2012 decision to change its cash repatriation assertion for some of its foreign subsidiaries.

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

(5) Inventories, net

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	September 30,	December 31,
(millions of dollars)	2013	2012
Raw material and supplies	$284.2	$264.0
Work in progress	79.8	82.0
Finished goods	106.1	117.6
FIFO inventories	470.1	463.6
LIFO reserve	(15.4)	(16.0)
Inventories, net	$454.7	$447.6

(6) Property, Plant and Equipment, net

	September 30,	December 31,
(millions of dollars)	2013	2012
Land, land use rights and buildings	$738.6	$717.2
Machinery and equipment	1,848.0	2,282.4
Capital leases	2.4	2.3
Construction in progress	265.0	243.7
Total property, plant and equipment, gross	2,854.0	3,245.6
Less: accumulated depreciation	(1,086.5)	(1,567.0)
Property, plant and equipment, net, excluding tooling	1,767.5	1,678.6
Tooling, net of amortization	107.9	109.4
Property, plant and equipment, net	$1,875.4	$1,788.0

As of September 30, 2013 and December 31, 2012, accounts payable of $35.8 million and $39.8 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the nine months ended September 30, 2013 and 2012 were $8.5 million and $13.5 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(millions of dollars)	2013	2012
Beginning balance, January 1	$64.9	$72.7
Provisions	29.1	23.1
Payments	(28.3)	(31.9)
Translation adjustment	0.7	0.2
Ending balance, September 30	$66.4	$64.1

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
(millions of dollars)	2013	2012
Accounts payable and accrued expenses	$33.3	$33.1
Other non-current liabilities	33.1	31.8
Total product warranty liability	$66.4	$64.9

(8) Notes Payable and Long-Term Debt

As of September 30, 2013 and December 31, 2012, the Company had short-term and long-term debt outstanding as follows:

	September 30,	December 31,
(millions of dollars)	2013	2012
Short-term debt
Short-term borrowings	$143.4	$129.1
Receivables securitization	110.0	110.0
Total short-term debt	$253.4	$239.1

Long-term debt
5.75% Senior notes due 11/01/16 ($150 million par value)	$149.6	$149.6
8.00% Senior notes due 10/01/19 ($134 million par value)	133.9	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	248.1	247.9
7.125% Senior notes due 02/15/29 ($121 million par value)	119.4	119.4
Multi-currency revolving credit facility	320.0	140.0
Term loan facilities and other	30.7	17.1
Unamortized portion of debt derivatives	17.2	20.2
Total long-term debt	1,018.9	828.1
Less: current portion	0.3	4.3
Long-term debt, net of current portion	$1,018.6	$823.8

The weighted average interest rate on all borrowings outstanding as of September 30, 2013 and December 31, 2012 was 3.6% and 4.0%, respectively.

The Company's multi-currency revolving credit facility includes a feature that allows the Company's borrowings to be increased to $1 billion. Utilizing this feature, on April 12, 2013, the Company increased its multi-currency revolving credit facility from $650 million to $750 million. The credit facility provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The credit facility has two key financial covenants, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at September 30, 2013 and expects to remain compliant in future periods. At September 30, 2013 and December 31, 2012, the Company had outstanding borrowings of $320.0 million and $140.0 million, respectively, under this facility.

As of September 30, 2013 and December 31, 2012, the estimated fair values of the Company’s senior unsecured notes totaled $738.4 million and $770.3 million, respectively. The estimated fair values were $87.4 million and $119.5 million higher than their carrying value at September 30, 2013 and December 31, 2012, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying value of the Company's multi-currency revolving credit facility is equal to its fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $27.1 million and $59.1 million at September 30, 2013 and December 31, 2012, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

		Basis of fair value measurements
(millions of dollars)	Balance at September 30, 2013	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$2.6	$—	$2.6	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$35.5	$—	$35.5	$—	C
Liabilities:
Foreign currency contracts	$6.7	$—	$6.7	$—	A
Net investment hedge contracts	$36.2	$—	$36.2	$—	A

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2012	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$5.9	$—	$5.9	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$41.0	$—	$41.0	$—	C
Liabilities:
Foreign currency contracts	$9.8	$—	$9.8	$—	A
Net investment hedge contracts	$58.1	$—	$58.1	$—	A

(10) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At September 30, 2013 and December 31, 2012, the Company had no derivative contracts that contained credit risk related contingent features.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At September 30, 2013 and December 31, 2012, the following cross-currency swaps were outstanding:

	Cross-currency swaps
(in millions)	Notional in USD	Notional in local currency	Duration
Floating $ to floating €	$75.0	€58.5	Oct - 19
Floating $ to floating ¥	$150.0	¥17,581.5	Nov - 16

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. The Company did not have any commodity derivative contracts outstanding at September 30, 2013 and December 31, 2012.

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

At September 30, 2013 and December 31, 2012, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency September 30, 2013	Notional in traded currency December 31, 2012	Duration
Brazilian real	US dollar	21.9	—	Dec - 14
British pound	Euro	14.4	28.8	Dec - 13
Chinese yuan	Japanese yen	737.0	—	Feb - 14
Chinese yuan	US dollar	17.5	—	Dec - 14
Euro	British pound	4.2	4.7	Dec - 14
Euro	Hungarian forint	2,325.0	9,300.0	Nov - 13
Euro	Japanese yen	5,762.5	6,760.0	Dec - 14
Euro	Polish zloty	16.3	87.4	Dec - 13
Euro	US dollar	35.0	15.2	Dec - 14
Hungarian forint	Euro	1.7	—	Dec - 13
Japanese yen	Chinese yuan	84.0	—	Dec - 14
Japanese yen	US dollar	2.5	9.5	Dec - 13
Korean won	Euro	25.3	32.4	Dec - 14
Korean won	Japanese yen	162.9	—	Jun - 14
Korean won	US dollar	4.2	17.5	Dec - 13
Mexican peso	US dollar	7.4	20.9	Dec - 13
Swedish krona	Euro	13.0	—	Dec - 13
US dollar	Indian rupee	9.4	111.1	Oct - 13
US dollar	Japanese yen	3,311.2	3,000.0	Dec - 13

At September 30, 2013 and December 31, 2012, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(millions of dollars)	Assets			Liabilities
Contract Type	Location	September 30, 2013	December 31, 2012	Location	September 30, 2013	December 31, 2012
Foreign currency contracts	Prepayments and other current assets	$2.4	$5.7	Accounts payable and accrued expenses	$6.5	$9.8
	Other non-current assets	$0.2	$0.2	Other non-current liabilities	$0.2	$—
Net investment hedge contracts	Other non-current assets	$—	$—	Other non-current liabilities	$36.2	$58.1

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at September 30, 2013 market rates.

(millions of dollars)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2013	December 31, 2012
Foreign currency	$(4.6)	$(3.5)	$(4.6)
Net investment hedges	(32.6)	(54.5)	—
Total	$(37.2)	$(58.0)	$(4.6)

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	September 30, 2013	September 30, 2012	Location	September 30, 2013	September 30, 2012
Foreign currency	Sales	$0.7	$2.4	SG&A expense	$—	$—
Foreign currency	Cost of goods sold	$(4.1)	$1.4	SG&A expense	$(0.1)	$—
Foreign currency	SG&A expense	$(0.1)	$—	SG&A expense	$—	$—
Cross-currency swap	N/A			Interest expense	$0.4	$3.9

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Nine Months Ended			Nine Months Ended
Contract Type	Location	September 30, 2013	September 30, 2012	Location	September 30, 2013	September 30, 2012
Foreign currency	Sales	$1.6	$3.9	SG&A expense	$0.2	$—
Foreign currency	Cost of goods sold	$(10.1)	$2.5	SG&A expense	$(0.8)	$—
Foreign currency	SG&A expense	$(0.2)	$—	SG&A expense	$—	$—
Cross-currency swap	N/A			Interest expense	$0.1	$1.7

At September 30, 2013, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

(11) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2013 range from $15 million to $25 million, of which $15.1 million has been contributed through the first nine months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other post- retirement benefits
(millions of dollars)	2013		2012		2013	2012
Three Months Ended September 30,	US	Non-US	US	Non-US
Service cost	$—	$3.1	$—	$2.2	$0.1	$0.1
Interest cost	2.9	4.2	3.6	4.2	1.7	2.5
Expected return on plan assets	(4.6)	(2.8)	(4.7)	(2.3)	—	—
Amortization of unrecognized prior service benefit	(0.2)	—	(0.2)	—	(1.6)	(1.6)
Amortization of unrecognized loss	2.1	1.3	2.0	0.4	1.2	1.8
Net periodic benefit cost	$0.2	$5.8	$0.7	$4.5	$1.4	$2.8

	Pension benefits				Other post- retirement benefits
(millions of dollars)	2013		2012		2013	2012
Nine Months Ended September 30,	US	Non-US	US	Non-US
Service cost	$—	$9.3	$—	$6.8	$0.3	$0.4
Interest cost	8.7	12.4	10.8	12.9	5.1	7.6
Expected return on plan assets	(13.7)	(8.2)	(14.1)	(6.9)	—	—
Amortization of unrecognized prior service benefit	(0.6)	—	(0.6)	—	(4.8)	(4.8)
Amortization of unrecognized loss	6.2	3.9	6.1	0.9	3.7	5.2
Net periodic benefit cost	$0.6	$17.4	$2.2	$13.7	$4.3	$8.4

(12) Stock-Based Compensation

Under the Company's 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods up to three years and have a term of 10 years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan. The 1993 Plan expired at the end of 2003 and was replaced by the Company's 2004 Stock Incentive Plan. Under this Plan, 12.5 million shares are authorized for grant, of which approximately 1.6 million shares are available for future issuance.

Stock options A summary of the Company’s stock option activity for the nine months ended September 30, 2013 is as follows:

	Shares under option (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at December 31, 2012	1,436	$30.65	3.4	$58.8
Exercised	(81)	$28.43
Outstanding and exercisable at March 31, 2013	1,355	$30.78	3.2	$63.1
Exercised	(201)	$27.56
Outstanding and exercisable at June 30, 2013	1,154	$31.34	3.1	$63.2
Exercised	(103)	$30.12
Outstanding and exercisable at September 30, 2013	1,051	$31.46	2.8	$73.5

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

The Company recorded restricted stock compensation expense of $4.9 million and $20.8 million for the three and nine months ended September 30, 2013, respectively, and $5.0 million and $14.9 million for the three and nine months ended September 30, 2012, respectively.

During the fourth quarter of 2012, the Company waived the forfeiture provision associated with future restricted stock grants made to certain retiring Named Executive Officers. The expense of $20.8 million for the nine months ended September 30, 2013 includes $5.5 million of expense related to the grant of restricted stock awards to these Named Executive Officers.

A summary of the Company’s restricted stock activity for the nine months ended September 30, 2013 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Outstanding at December 31, 2012	1,032	$58.77
Granted	372	$75.41
Vested	(331)	$47.69
Forfeited	(19)	$68.14
Outstanding at March 31, 2013	1,054	$67.71
Granted	15	$75.32
Vested	(65)	$72.93
Forfeited	(12)	$75.68
Outstanding at June 30, 2013	992	$67.37
Granted	—	$—
Vested	(6)	$42.23
Forfeited	(21)	$75.56
Outstanding at September 30, 2013	965	$67.36

(13) Accumulated Other Comprehensive (Loss) Income

The following table summarizes the activity within accumulated other comprehensive (loss) income during the nine months ended September 30, 2013:

(millions of dollars)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning Balance, December 31, 2012	$140.8	$(37.2)	$(225.8)	$0.9	$(121.3)
Comprehensive (loss) income before reclassifications	4.7	12.1	1.4	0.5	18.7
Income taxes associated with comprehensive (loss) income before reclassifications	—	(8.5)	—	—	(8.5)
Reclassification from accumulated other comprehensive (loss) income	—	8.7	8.4	—	17.1
Income taxes reclassified into net earnings	—	1.7	1.3	—	3.0
Ending Balance September 30, 2013	$145.5	$(23.2)	$(214.7)	$1.4	$(91.0)

(14)  Contingencies

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company's environmental and product liability contingencies are discussed separately below. The Company's management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints would have a material adverse effect on the Company's overall results of operations, financial position or cash flows, although it could be material to results of operations in a particular quarter.

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP did not violate the Labor-Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009, the action pending in Indiana was dismissed, while the action in Michigan is continuing. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot reasonably estimate the amount or the range of potential loss, if any. A decision on the merits of the suit could be rendered sometime in 2013.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $4.7 million and $3.9 million at September 30, 2013 and at December 31, 2012, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of both September 30, 2013 and December 31, 2012, the Company had approximately 16,000 pending asbestos-related product liability claims, respectively. Of the approximately 16,000 outstanding claims at September 30, 2013, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2013, of the approximately 1,200 claims resolved, 217 (18%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2012, of the approximately 2,400 claims resolved, 308 (13%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

In August 2013, the Los Angeles Superior Court entered a jury verdict against the Company in an asbestos-related personal injury action with damages of $35.0 million, $32.5 million of which was non-compensatory and will not be recoverable through insurance if the verdict is upheld. The Company intends to vigorously defend against this action and to appeal the verdict. The Company cannot predict the outcome of this pending litigation and therefore cannot reasonably estimate the amount of possible loss, if any, that could result from this action.
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

To date, the Company has paid and accrued $264.6 million in defense and indemnity in advance of insurers' reimbursement and has received $124.8 million in cash and notes from insurers. The net balance of $139.8 million, is expected to be fully recovered, of which approximately $20.0 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2012, insurers owed $111.0 million in association with these claims.

In addition to the $139.8 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $109.0 million for claims asserted, but not yet resolved and their related defense costs at September 30, 2013. The Company also has a related asset of $109.0 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which, more-likely-than-not, will occur subsequent to September 30, 2014. At December 31, 2012, the comparable value of the accrued liability and associated insurance asset was $85.6 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	September 30, 2013	December 31, 2012
Assets:
Prepayments and other current assets	$—	$—
Other non-current assets	109.0	85.6
Total insurance assets	$109.0	$85.6
Liabilities:
Accounts payable and accrued expenses	$44.1	$36.5
Other non-current liabilities	64.9	49.1
Total accrued liabilities	$109.0	$85.6

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2013	2012	2013	2012
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$166.8	$101.1	$482.9	$379.7
Weighted average shares of common stock outstanding	113.819	114.299	114.584	111.619
Basic earnings per share of common stock	$1.47	$0.88	$4.21	$3.40

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$166.8	$101.1	$482.9	$379.7
Adjustment for net interest expense on convertible notes	—	—	—	5.8
Diluted net earnings attributable to BorgWarner Inc.	$166.8	$101.1	$482.9	$385.5

Weighted average shares of common stock outstanding	113.819	114.299	114.584	111.619

Effect of 3.50% convertible senior notes	—	—	—	4.429
Effect of warrant	—	2.208	—	4.507
Effect of stock-based compensation	1.419	1.992	1.384	2.016
Total dilutive effect on weighted average shares of common stock outstanding	1.419	4.200	1.384	10.952

Weighted average shares of common stock outstanding including dilutive shares	115.238	118.499	115.968	122.571
Diluted earnings per share of common stock	$1.45	$0.85	$4.16	$3.15

Total anti-dilutive shares:
Call options	—	—	—	2.586

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

Net Sales by Reporting Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2013	2012	2013	2012
Engine	$1,210.3	$1,168.0	$3,756.1	$3,745.8
Drivetrain	604.0	534.4	1,818.9	1,739.7
Inter-segment eliminations	(8.1)	(7.2)	(23.8)	(21.4)
Net sales	$1,806.2	$1,695.2	$5,551.2	$5,464.1

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2013	2012	2013	2012
Engine	$195.5	$184.1	$618.1	$604.4
Drivetrain	65.9	44.1	181.7	159.9
Adjusted EBIT	261.4	228.2	799.8	764.3
Program termination agreement	—	—	11.3	—
Retirement related obligations	—	—	5.9	—
Loss from disposal activities	—	1.8	—	39.7
Restructuring expense	—	27.4	—	27.4
Corporate, including equity in affiliates' earnings and stock-based compensation	25.4	24.9	83.9	82.2
Interest income	(1.3)	(1.0)	(3.3)	(3.7)
Interest expense and finance charges	8.1	5.0	26.6	32.7
Earnings before income taxes and noncontrolling interest	229.2	170.1	675.4	586.0
Provision for income taxes	56.3	64.2	173.8	190.2
Net earnings	172.9	105.9	501.6	395.8
Net earnings attributable to the noncontrolling interest, net of tax	6.1	4.8	18.7	16.1
Net earnings attributable to BorgWarner Inc.	$166.8	$101.1	$482.9	$379.7

Total Assets

(millions of dollars)	September 30, 2013	December 31, 2012
Engine	$3,514.0	$3,299.2
Drivetrain	1,826.7	1,652.2
Total	5,340.7	4,951.4
Corporate (a)	1,623.6	1,449.4
Total assets	$6,964.3	$6,400.8
____________________________________

(a)	Corporate assets include investments and advances and deferred income taxes.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Net sales for the three months ended September 30, 2013 totaled $1,806.2 million, a 6.5% increase from the three months ended September 30, 2012. Excluding the impact of 2012 dispositions and strengthening foreign currencies, primarily the Euro, net sales increased approximately 6%. Estimated light vehicle production was up 4% worldwide, primarily driven by a 6% increase in North America, a 4% increase in Asia and a 2% increase in Europe from the three months ended September 30, 2012.

Cost of sales as a percentage of net sales decreased to 79.0% in the three months ended September 30, 2013 from 79.7% in the three months ended September 30, 2012. Gross profit and gross margin were $379.6 million and 21.0% in the three months ended September 30, 2013 compared to $343.7 million and 20.3% in the three months ended September 30, 2012. The Company's material cost of sales was approximately 50% of net sales in both the three months ended September 30, 2013 and 2012. The Company's remaining cost to convert raw material to finished product (conversion cost) decreased compared to the three months ended September 30, 2012.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2013 increased $6.7 million to $157.7 million from $151.0 million in the three months ended September 30, 2012. SG&A as a percentage of was 8.7% in the three months ended September 30, 2013 down from 8.9% in the three months ended September 30, 2012. Research and Development ("R&D") expenses, which are included in SG&A expenses, increased $7.4 million to $71.8 million from $64.4 million as compared to the three months ended September 30, 2012. As a percentage of net sales, R&D expenses were 4.0% and 3.8% in the three months ended September 30, 2013 and 2012, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense of $29.7 million for the three months ended September 30, 2012 includes $1.8 million of expense primarily related to working capital adjustments associated with the completion of the Company's sale of its spark plug business and $27.4 million of restructuring expense primarily associated with the disposal and future requirements of BERU's on-going business, which included $16.9 million of employee termination benefits and $10.5 million of other charges, primarily related to the write-down of certain assets.

Equity in affiliates’ earnings of $10.4 million decreased $0.7 million as compared with the three months ended September 30, 2012 primarily due to lower earnings from the Company's 50% interest in NSK-Warner.

Interest expense and finance charges of $8.1 million increased $3.1 million as compared with the three months ended September 30, 2012 primarily due to income from the Company's cross-currency swaps in the third quarter of 2012.

At September 30, 2013, the Company estimated its U.S. GAAP effective tax rate to be approximately 26% for the year ending December 31, 2013, which includes tax benefits of $3.8 million and $2.1 million related to the program termination agreement and retirement related obligations discussed in the Other (Income) Expense footnote. This rate also includes a net tax benefit of $7.3 million, which is comprised of tax benefits of $6.6 million related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, $3.1 million related to 2012 provision to return adjustments and $2.5 million related to the reversal of certain deferred tax asset valuation allowances, partially offset by a $4.9 million tax expense related to a comprehensive income adjustment. Excluding the impact of these non-comparable items, the Company has estimated its annual effective tax rate associated with ongoing operations to be approximately 27% for the year ending December 31, 2013.

At September 30, 2012, the Company estimated its U.S. GAAP effective tax rate to be approximately 31% for the year ending December 31, 2012. This rate included net tax expense of $3.5 million associated with the loss from disposal activities and restructuring expense recorded during the third quarter of 2012. The $3.5 million net expense is comprised of $11.2 million tax expense resulting from the completion of the disposal, partially offset by a tax benefit of $7.7 million associated with the restructuring expense. For the nine months ended September 30, 2012, the net tax benefit associated with the loss from disposal activities and restructuring expense was $2.0 million. The 31% U.S. GAAP effective tax rate also includes additional tax expense of $15.9 million resulting from other tax adjustments. These other tax adjustments include $8.2 million of tax expense primarily resulting from the settlement of certain tax audits and $7.7 million of tax expense associated with the Company's second quarter 2012 decision to change its cash repatriation assertion for some of its foreign subsidiaries. Excluding the impact of these non-comparable items, the Company estimated its annual effective tax rate associated with ongoing operations to be approximately 27% for the year ending December 31, 2012.

The Company’s earnings per diluted share were $1.45 and $0.85 for the three months ended September 30, 2013 and 2012, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended September 30,
	2013	2012
Non-comparable items:
Loss from disposal activities	$—	$(0.11)
Restructuring expense	—	(0.17)
Tax adjustments	0.05	(0.06)
Total impact of non-comparable items per share — diluted	$0.05	$(0.34)

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Net sales for the nine months ended September 30, 2013 totaled $5,551.2 million, a 1.6% increase from the nine months ended September 30, 2012. Excluding the impact of 2012 dispositions and strengthening foreign currencies, primarily the Euro, net sales increased approximately 2%. Estimated light vehicle production was up 2% worldwide, primarily driven by a 5% increase in North America and a 3% increase in Asia, partially offset by a 1% decrease in Europe from the nine months ended September 30, 2012.

Cost of sales as a percentage of net sales decreased to 79.3% in the nine months ended September 30, 2013 from 79.5% in the nine months ended September 30, 2012. Gross profit and gross margin were $1,150.9 million and 20.7% in the nine months ended September 30, 2013 compared to $1,122.7 million and 20.5% in the nine months ended September 30, 2012. The Company's material cost of sales was approximately 50% of net sales in both the nine months ended September 30, 2013 and 2012. The Company's remaining cost to convert raw material to finished product (conversion cost) decreased compared to the nine months ended September 30, 2012.

SG&A expenses for the nine months ended September 30, 2013 decreased $0.5 million to $472.6 million from $473.1 million and decreased as a percentage of net sales to 8.5% from 8.7% in the nine months ended September 30, 2012. The decrease in SG&A is primarily due to lower stock-based compensation expense during the nine months ended September 30, 2013. R&D expenses, which are included in SG&A expenses, increased $17.5 million to $216.2 million from $198.7 million as compared to the nine months ended September 30, 2012. As a percentage of net sales, R&D expenses were 3.9% and 3.6% in the nine months ended September 30, 2013 and 2012, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense of $10.8 million for the nine months ended September 30, 2013 is primarily related to an $11.3 million expense associated with a program termination agreement and a $5.9 million retirement related obligation related to a first quarter 2013 grant of restricted stock awards to certain retiring Named Executive Officers, which resulted from the Company's fourth quarter 2012 decision to waive the forfeiture provision associated with future restricted stock grants made to these Named Executive Officers. These items were partially offset by gains on asset disposals.

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

Equity in affiliates’ earnings was $31.2 million and $32.8 million in the nine months ended September 30, 2013 and 2012, respectively.

Interest expense and finance charges of $26.6 million decreased $6.1 million as compared with the nine months ended September 30, 2012 primarily due to the April 2012 settlement of the Company's convertible senior notes.

At September 30, 2013, the Company estimated its U.S. GAAP effective tax rate to be approximately 26% for the year ending December 31, 2013, which includes tax benefits of $3.8 million and $2.1 million related to the program termination agreement and retirement related obligations discussed in the Other (Income) Expense footnote. This rate also includes a net tax benefit of $7.3 million, which is comprised of tax benefits of $6.6 million related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, $3.1 million related to 2012 provision to return adjustments and $2.5 million related to the reversal of certain deferred tax asset valuation allowances, partially offset by a $4.9 million tax expense related to a comprehensive income adjustment. Excluding the impact of these non-comparable items, the Company has estimated its annual effective tax rate associated with ongoing operations to be approximately 27% for the year ending December 31, 2013.

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

The Company’s earnings per diluted share were $4.16 and $3.15 for the nine months ended September 30, 2013 and 2012, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Nine Months Ended September 30,
	2013	2012
Non-comparable items:
Program termination agreement	$(0.06)	$—
Retirement related obligations	(0.03)	—
Loss from disposal activities	—	(0.37)
Restructuring expense	—	(0.17)
Tax adjustments	0.06	(0.13)
Total impact of non-comparable items per share — diluted	$(0.03)	$(0.67)

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

Net Sales by Reporting Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2013	2012	2013	2012
Engine	$1,210.3	$1,168.0	$3,756.1	$3,745.8
Drivetrain	604.0	534.4	1,818.9	1,739.7
Inter-segment eliminations	(8.1)	(7.2)	(23.8)	(21.4)
Net sales	$1,806.2	$1,695.2	$5,551.2	$5,464.1

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2013	2012	2013	2012
Engine	$195.5	$184.1	$618.1	$604.4
Drivetrain	65.9	44.1	181.7	159.9
Adjusted EBIT	261.4	228.2	799.8	764.3
Program termination agreement	—	—	11.3	—
Retirement related obligations	—	—	5.9	—
Loss from disposal activities	—	1.8	—	39.7
Restructuring expense	—	27.4	—	27.4
Corporate, including equity in affiliates' earnings and stock-based compensation	25.4	24.9	83.9	82.2
Interest income	(1.3)	(1.0)	(3.3)	(3.7)
Interest expense and finance charges	8.1	5.0	26.6	32.7
Earnings before income taxes and noncontrolling interest	229.2	170.1	675.4	586.0
Provision for income taxes	56.3	64.2	173.8	190.2
Net earnings	172.9	105.9	501.6	395.8
Net earnings attributable to the noncontrolling interest, net of tax	6.1	4.8	18.7	16.1
Net earnings attributable to BorgWarner Inc.	$166.8	$101.1	$482.9	$379.7

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

The Engine segment net sales increased $42.3 million, or 3.6%, from the three months ended September 30, 2012. Excluding the impact of 2012 dispositions and strengthening foreign currencies, primarily the Euro, net sales increased approximately 4% primarily due to higher sales of turbochargers variable cam timing devices and exhaust gas recirculation coolers around the world. The Engine segment Adjusted EBIT margin was 16.2% in the three months ended September 30, 2013 up from 15.8% in the three months ended September 30, 2012.

The Drivetrain segment net sales increased $69.6 million, or 13.0%, from the three months ended September 30, 2012. Excluding the impact of strengthening foreign currencies, primarily the Euro, net sales increased approximately 10% primarily due to higher sales of all-wheel drive systems and transmission components in North America and Korea. The Drivetrain segment Adjusted EBIT margin was 10.9% in the three months ended September 30, 2013 up from 8.3% in the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

The Engine segment net sales increased $10.3 million, or 0.3%, from the nine months ended September 30, 2012. Excluding the impact of 2012 dispositions and strengthening foreign currencies, primarily the Euro, net sales increased approximately 2% from the nine months ended September 30, 2012. Higher sales of variable cam timing systems in Japan, turbochargers, exhaust gas recirculation coolers and engine timing systems in China and turbochargers in Brazil were partially offset by lower light vehicle production in Europe. The Engine segment Adjusted EBIT margin was 16.5% in the nine months ended September 30, 2013 up from 16.1% in the nine months ended September 30, 2012.

The Drivetrain segment net sales increased $79.2 million, or 4.6%, from the nine months ended September 30, 2012. Excluding the impact of strengthening foreign currencies, primarily the Euro, net sales increased approximately 3% from the nine months ended September 30, 2012. Higher sales of all-wheel drive systems and transmission components in North America and Korea, were partially offset by lower light vehicle production in Europe. The Drivetrain segment Adjusted EBIT margin was 10.0% in the nine months ended September 30, 2013 up from 9.2% in the nine months ended September 30, 2012. The Company continues to review the consistency of the Drivetrain segment's financial performance.

Outlook for 2013

Based on uncertain global economic conditions our outlook for the remainder of 2013 is cautious. The Company expects global production volumes to be slightly higher in 2013 compared with 2012. In Europe, our largest market, we expect production volumes to decline in 2013 compared with 2012. However, we expect that higher adoption rates of BorgWarner products around the world will result in sales growth for the Company in 2013.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At September 30, 2013, the Company had $920.4 million of cash, including $916.8 million of cash held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States.

The Company's multi-currency revolving credit facility includes a feature that allows the Company's borrowings to be increased to $1 billion. Utilizing this feature, on April 12, 2013, the Company increased its multi-currency revolving credit facility from $650 million to $750 million. The credit facility provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The credit facility has two key financial covenants, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at September 30, 2013 and expects to remain compliant in future periods. At September 30, 2013 and December 31, 2012, the Company had outstanding borrowings of $320.0 million and $140.0 million, respectively, under this facility.

On October 18, 2013 and July 24, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock. The fourth quarter dividend is payable on November 15, 2013 to shareholders of record on November 1, 2013. The third quarter dividend was paid on August 15, 2013 to shareholders of record on August 5, 2013.

The Company's debt net of cash to capital ratio was 9.3% at September 30, 2013 versus 10.0% at December 31, 2012.

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

Net cash provided by operating activities decreased $27.8 million to $514.8 million in the first nine months of 2013 from $542.6 million in the first nine months of 2012. This decrease primarily reflects a reduction in dividends received from affiliates and higher cash paid for income taxes, partially offset by lower stock-based compensation compared with the first nine months of 2012.

Net cash used in investing activities increased $52.8 million to $275.1 million in the first nine months of 2013 from $222.3 million in the first nine months of 2012. This increase is primarily driven by cash received in the third quarter of 2012 from the Company's spark plug business sale.

Net cash used in financing activities increased $8.1 million to $59.2 million in the first nine months of 2013 from $51.1 million in the first nine months of 2012. This increase is primarily driven by a reduction in proceeds from stock option exercises, including the tax benefit and increased payments for treasury stock purchases and dividends, partially offset by increased net borrowings.

We believe that the combination of cash from operations, cash balances, available credit facilities, and the remaining shelf registration capacity will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future. We will continue to balance our needs for internal growth, external growth, debt reduction and cash conservation.

CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company's environmental and product liability contingencies are discussed separately below. The Company's management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints would have a material adverse effect on the Company's overall results of operations, financial position or cash flows, although it could be material to results of operations in a particular quarter.

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP did not violate the Labor-Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009, the action pending in Indiana was dismissed, while the action in Michigan is continuing. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot reasonably estimate the amount or the range of potential loss, if any. A decision on the merits of the suit could be rendered sometime in 2013.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $4.7 million and $3.9 million at September 30, 2013 and at December 31, 2012, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of both September 30, 2013 and December 31, 2012, the Company had approximately 16,000 pending asbestos-related product liability claims, respectively. Of the approximately 16,000 outstanding claims at September 30, 2013, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2013, of the approximately 1,200 claims resolved, 217 (18%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2012, of the approximately 2,400 claims resolved, 308 (13%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

In August 2013, the Los Angeles Superior Court entered a jury verdict against the Company in an asbestos-related personal injury action with damages of $35.0 million, $32.5 million of which was non-compensatory and will not be recoverable through insurance if the verdict is upheld. The Company intends to vigorously defend against this action and to appeal the verdict. The Company cannot predict the outcome of this pending litigation and therefore cannot reasonably estimate the amount of possible loss, if any, that could result from this action.

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

To date, the Company has paid and accrued $264.6 million in defense and indemnity in advance of insurers' reimbursement and has received $124.8 million in cash and notes from insurers. The net balance of $139.8 million, is expected to be fully recovered, of which approximately $20.0 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2012, insurers owed $111.0 million in association with these claims.

In addition to the $139.8 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $109.0 million for claims asserted, but not yet resolved and their related defense costs at September 30, 2013. The Company also has a related asset of $109.0 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which, more-likely-than-not, will occur subsequent to June 30, 2014. At December 31, 2012, the comparable value of the accrued liability and associated insurance asset was $85.6 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	September 30, 2013	December 31, 2012
Assets:
Prepayments and other current assets	$—	$—
Other non-current assets	109.0	85.6
Total insurance assets	$109.0	$85.6
Liabilities:
Accounts payable and accrued expenses	$44.1	$36.5
Other non-current liabilities	64.9	49.1
Total accrued liabilities	$109.0	$85.6

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

The Company's Board of Directors authorized the purchase of up to 29.8 million shares of the Company's common stock. As of September 30, 2013, the Company had repurchased 24,290,805 shares under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2013:

Issuer Repurchases of Equity Securities
Period	Total number of shares repurchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased
Month Ended July 31, 2013
Common Stock Repurchase Program	—	$—	—	6,275,495
Employee transactions	1,965	$88.27	—
Month Ended August 31, 2013
Common Stock Repurchase Program	390,000	$97.36	—	5,885,495
Employee transactions	—	$—	—	—
Month Ended September 30, 2013
Common Stock Repurchase Program	376,300	$98.37	—	5,509,195
Employee transactions	160	$96.81	—	—

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
____________________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorgWarner Inc.

(Registrant)

By	/s/ Steven G. Carlson
(Signature)

Steven G. Carlson

Vice President and Controller
(Principal Accounting Officer)

Date: October 30, 2013