Form 10-K
period 2013-12-31
BORGWARNER INC
filed 2014-02-13
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K
ANNUAL REPORT

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the fiscal year ended December 31, 2013
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
  Yes  ☐    No  ☑
The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 28, 2013 (the last business day of the most recently completed second fiscal quarter) was approximately $9.9 billion.

As of February 7, 2014, the registrant had 227,944,747 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the BorgWarner Inc. Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III

BORGWARNER INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2013

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

Financial Information About Reporting Segments

Refer to Note 18, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about the Company's reporting segments.

Narrative Description of Reporting Segments

The Company reports its results under two reporting segments: Engine and Drivetrain. Net sales by reporting segment for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Engine	$5,022.1	$4,913.0	$5,050.6
Drivetrain	2,446.5	2,298.7	2,084.5
Inter-segment eliminations	(32.0)	(28.5)	(20.4)
Net sales	$7,436.6	$7,183.2	$7,114.7

The sales information presented above excludes the sales by the Company's unconsolidated joint ventures (See sub-heading “Joint Ventures”). Such unconsolidated sales totaled approximately $756 million, $871 million and $817 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Engine

The Engine Segment develops and manufactures products to improve fuel economy, reduce emissions and enhance performance. Increasingly stringent regulation of, and consumer demand for, better fuel economy and emissions performance are driving demand for the Engine Segment's products in gasoline and diesel engines and alternative powertrains. The Engine Segment's products include: turbochargers, timing systems, emissions systems, thermal systems, diesel cold start and gasoline ignition technology.

Turbochargers provide several benefits including increased power for a given engine size, improved fuel economy and reduced emissions. The Engine Segment has benefited from the growth in turbocharger demand around the world for both diesel and gasoline engines. The Engine Segment provides turbochargers for light, commercial and off-highway applications for diesel and gasoline engine manufacturers in the Americas, Europe and Asia.  The Engine Segment also designs and manufactures turbo actuators using integrated electronics to precisely control turbocharger speed and pressure ratio.

Sales of turbochargers for light vehicles represented approximately 26% of total net sales for the years ended December 31, 2013, 2012 and 2011. The Engine Segment currently supplies turbochargers to many OEMs including BMW, Daimler, Fiat, Ford, Geely, General Motors, Great Wall, Hyundai, PSA, Renault and Volkswagen. The Engine Segment also supplies turbochargers to several commercial vehicle and off-highway OEMs including Caterpillar, Daimler, Deutz, John Deere, MAN and Navistar.

The Engine Segment's newest turbocharger technologies are its regulated two-stage turbocharging system, known as R2S®, regulated 3-stage turbocharging systems ("R3S"), variable turbine geometry ("VTG") turbochargers and turbochargers for gasoline direct injected engines, all of which may be found in numerous applications around the world. For example, the Engine Segment supplies its award winning R2S® turbocharger technology to BMW's, Daimler's and Volkswagen's four- and six-cylinder common-rail diesel engines and its R3S turbocharger system, an industry first, to BMW for its new high-powered 3.0 liter diesel engine. Also, the Engine Segment supplies VTG turbochargers to Renault's 1.6 liter R9M diesel engine, featured in various Renault and Nissan vehicles and to Great Wall for its 2.0 liter diesel engine. Ford selected the Engine Segment's leading gasoline turbocharger technology for its new 1.5 liter, 1.6 liter and 2.0 liter four-cylinder EcoBoost engines. The Engine Segment supplies turbochargers for Hyundai's first turbocharged gasoline direct injected engine.

The Engine Segment's timing systems enable precise control of air and exhaust flow through the engine, improving fuel economy and emissions. The Engine Segment's timing systems products include timing chain, variable cam timing (“VCT”), crankshaft and camshaft sprockets, tensioners, guides and snubbers, HY-VO® front-wheel drive (“FWD”) transmission chain and four-wheel drive (“4WD”) chain for light vehicles. The Engine Segment is a leading manufacturer of timing systems to OEMs around the world.

BorgWarner timing chain systems are featured on Ford's family of engines, including Duratec, Modular and in-line four-cylinder engines, Chrysler's 3.6 liter Pentastar engine, Volkswagen's EA888 family, Hyundai's Gamma, Nu and Theta families and numerous other applications around the world.

The Engine Segment's newest engine timing technology is its VCT with mid position lock, which allows a greater range of camshaft positioning thereby enabling greater control over airflow and the opportunity to improve fuel economy, reduce emissions and improve engine performance compared with conventional VCT systems. VCT with mid position lock made its debut on Subaru's Boxer® 2.0 liter engine. BorgWarner is currently working with a number of other OEMs interested in implementing this technology.

The Engine Segment's emissions and systems products improve emissions performance and fuel economy. Products include electric air pumps and exhaust gas recirculation ("EGR") coolers, EGR tubes and EGR valves for gasoline and diesel applications. In 2010, the Company acquired Dytech Ensa S.L., a leading producer of EGR coolers, EGR tubes and integrated EGR modules for light, commercial and off-highway applications.

The Engine Segment's thermal systems products are designed to optimize engine temperatures and minimize parasitic horsepower losses, which improve engine efficiency, fuel economy and emissions performance. Products include viscous fan drives that sense and respond to multiple cooling requirements, polymer fans and coolant pumps. The Engine Segment has been awarded the "standard position" (the OEM-designated preferred supplier of component systems available to the end-customer) at several major global commercial vehicle OEMs.

The Engine Segment's ignition systems products improve combustion efficiency for both diesel and gasoline engines. Products include glow plugs and instant starting systems that enhance combustion for diesel engines during cold starts, pressure sensor glow plugs that also monitor the combustion process of a diesel engine and advanced ignition technology for gasoline engines.

In December 2013, the Company announced that it had signed an agreement to acquire Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler"). The deal is expected to close in the first quarter of 2014 subject to standard regulatory approvals. Wahler is a producer of EGR valves, EGR tubes and thermostats and has operations in Germany, Brazil, the U.S., China and Slovakia. Wahler's sales for 2013 are expected to be approximately $350 million and this acquisition strengthens the Company's strategic position as a producer of complete EGR systems and creates additional market opportunities in both passenger and commercial vehicle applications.

The Company sold its tire pressure monitoring and spark plug businesses during the fourth quarter of 2011 and third quarter of 2012, respectively. The sale of these businesses will allow the Company to continue to focus on expanding BERU Systems' core products of glow plugs, diesel cold start systems and other gasoline ignition technologies.

In 2009, the Company announced the purchase of advanced gasoline ignition technology and related intellectual property from Florida-based Etatech, Inc. The high-frequency ignition technology is expected to enable high-performing, lean-burning engines to significantly improve fuel economy and reduce emissions compared with conventional combustion technologies.

Drivetrain

The Drivetrain Segment develops and manufactures products for automatic transmissions and all-wheel drive ("AWD") vehicles. Precise controls, better response times and minimal parasitic losses, all of which improve fuel economy and vehicle performance, are the core design features of the Drivetrain Segment's product portfolio. The Drivetrain Segment's products include friction, mechanical and controls products for automatic transmissions and torque management products for AWD vehicles.

 Friction and mechanical products for automatic transmissions include dual clutch modules, friction clutch modules, friction and steel plates, transmission bands, torque converter clutches, one-way clutches and torsional vibration dampers. Controls products for automatic transmissions feature electro-hydraulic solenoids for standard and high pressure hydraulic systems, transmission solenoid modules and dual clutch control modules. The Company's 50%-owned joint venture in Japan, NSK-Warner KK ("NSK-Warner"), is a leading producer of friction plates and one-way clutches in Japan and China.

 The Drivetrain Segment has led the globalization of today's dual clutch transmission ("DCT") technology for over 10 years. BorgWarner's award-winning DualTronic® technology enables a conventional, manual gearbox to function as a fully automatic transmission by eliminating the interruption in power flow that occurs when shifting a single clutch manual transmission. The result is a smooth shifting automatic transmission with the fuel efficiency and driving experience of a manual gearbox.

The Drivetrain Segment established its industry-leading position in 2003 with the production launch of its DualTronic® innovations with VW/Audi, followed by program launches with Ford and BMW. In 2007, the Drivetrain Segment launched its first dual-clutch technology application in a Japanese transmission with Nissan. In 2008, the Company entered into a joint venture agreement with China Automobile Development United Investment Company, a company owned by 12 leading Chinese automakers, to produce various DCT modules for the Chinese market. The Company owns 66% of the joint venture. In 2013, the Drivetrain Segment launched its first DCT application in a Chinese transmission with SAIC. The Drivetrain Segment is working on several other DCT programs with OEMs around the world.

The Drivetrain Segment's torque management products include rear-wheel drive (“RWD”)/AWD transfer case systems, FWD/AWD coupling systems and cross-axle coupling systems. The Drivetrain Segment's focus is on developing electronically controlled torque management devices and systems that will benefit fuel economy and vehicle dynamics.

 Transfer cases are installed on RWD based light trucks, SUVs, cross-over utility vehicles, and passenger cars. A transfer case attaches to the transmission and distributes torque to the front and rear axles improving vehicle traction and stability in dynamic driving conditions. There are many variants of the Drivetrain Segment's transfer case technology in the market today, including Torque On-Demand (TOD®), chain-driven, gear-driven, 1-speed and 2-speed transfer cases. The Drivetrain Segment's transfer cases are featured on the Ford F-150 and on the Dodge Ram light-duty and heavy-duty trucks.

The Drivetrain Segment is involved in the AWD market for FWD based vehicles with couplings that use electronically-controlled clutches to distribute power to the rear wheels as traction is required. The Drivetrain Segment's latest coupling innovation, the Centrifugal Electro-Hydraulic (“CEH”) Actuator, which is utilized to engage the clutches in the coupling, produces outstanding vehicle stability and traction while promoting better fuel economy with reduced weight. The CEH Actuator is found in the AWD couplings featured in several current FWD/AWD vehicles including the Audi A3, Skoda Octavia,Volvo XC60 and VW Golf.

In 2011, the Company acquired the Traction Systems division of Haldex Group, a leading provider of innovative AWD products for the global vehicle industry headquartered in Stockholm, Sweden. This acquisition has accelerated BorgWarner's growth in the global AWD market as it continues to shift toward FWD based vehicles. The acquisition adds industry leading AWD technologies for FWD based vehicles, with a strong European customer base, to BorgWarner's portfolio of front- and rear-wheel drive based products and enables BorgWarner to offer global customers a broader range of AWD solutions to meet their vehicle needs.

Joint Ventures

As of December 31, 2013, the Company had nine joint ventures in which it had a less-than-100% ownership interest. Results from the six joint ventures in which the Company is the majority owner are consolidated as part of the Company's results. Results from the three joint ventures in which the Company's effective ownership interest is 50% or less, were reported by the Company using the equity method of accounting.

Management of the unconsolidated joint ventures is shared with the Company's respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

Joint venture	Products	Year organized	Percentage owned by the Company	Location of operation	Joint venture partner	Fiscal 2013 net sales (millions of dollars) (a)
Unconsolidated:
NSK-Warner	Transmission components	1964	50%	Japan/China	NSK Ltd.	$604.0
Turbo Energy Limited (b)	Turbochargers	1987	32.6%	India	Sundaram Finance Limited; Brakes India Limited	$148.0
BERU Diesel Start Systems Pvt. Ltd.	Glow Plugs	1996	49%	India	Jayant Dave	$3.5
Consolidated:
BorgWarner Transmission Systems Korea Ltd. (c)	Transmission components	1987	60%	Korea	NSK-Warner	$290.2
Divgi-Warner Private Limited	Transfer cases and synchronizer rings	1995	60%	India	Divgi Metalwares, Ltd.	$17.5
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans and fan drives	1999	70%	China	Ningbo Shenglong Automotive Powertrain Systems Co., Ltd.	$36.6
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Automotive Components Stock Co. Ltd.	$92.4
SeohanWarner Turbo Systems Ltd.	Turbochargers	2003	71%	Korea	Korea Flange Company	$119.1
BorgWarner United Transmission Systems Co. Ltd.	Transmission components	2009	66%	China	China Automobile Development United Investment Co., Ltd.	$9.1
________________

(a)
All sales figures are for the year ended December 31, 2013, except NSK-Warner and Turbo Energy Limited. NSK-Warner’s sales are reported for the 12 months ended November 30, 2013. Turbo Energy Limited’s sales are reported for the 12 months ended September 30, 2013.

(b)	The Company made purchases from Turbo Energy Limited totaling $39.1 million, $24.2 million and $22.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(c)
BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea Ltd. This gives the Company an additional indirect effective ownership percentage of 20%. This results in a total effective ownership interest of 80%.

Financial Information About Geographic Areas

During the year ended December 31, 2013, approximately 74% of the Company's consolidated net sales were outside the United States ("U.S."), attributing sales to the location of production rather than the location of the customer.

Refer to Note 18, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about geographic areas.

Product Lines and Customers

During the year ended December 31, 2013, approximately 80% of the Company's net sales were for light-vehicle applications; approximately 9% were for commercial vehicle applications; approximately 6% were for off-highway vehicle applications; and approximately 5% were to distributors of aftermarket replacement parts.

The Company’s worldwide net sales to the following customers (including their subsidiaries) were approximately as follows:

	Year Ended December 31,
Customer	2013	2012	2011
Volkswagen	16%	17%	19%
Ford	14%	13%	12%

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

Sales and Marketing

Each of the Company's businesses within its two reporting segments has its own sales function. Account executives for each of our businesses are assigned to serve specific OEM customers for one or more of a businesses' products. Our account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business.  Because of their close relationship with OEMs, account executives are able to identify and meet customers' needs based upon their knowledge of our products' design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities and serve as a key interface with customers.

In addition, the sales and marketing employees of our Engine and Drivetrain reporting segments often work together to explore cross-development opportunities for the businesses. The development of DualTronic®, the Company's wet-clutch and control-system technology for a new-concept automated transmission, is an example of a successful collaboration.

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

In addition, each of the Company's businesses within its two reporting segments has its own research and development (“R&D”) organization, including engineers and technicians, engaged in R&D activities at facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life cycle testing and dynamometer laboratories.

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

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Gross R&D expenditures	$350.4	$309.3	$294.7
Customer reimbursements	(47.2)	(43.4)	(51.0)
Net R&D expenditures	$303.2	$265.9	$243.7

Net R&D expenditures as a percentage of net sales were 4.1%, 3.7% and 3.4% in the years ended December 31, 2013, 2012 and 2011, respectively. The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of net R&D expenditures in any of the years presented.

Intellectual Property

The Company has more than 4,300 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, any group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company's business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company's financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

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

The Company’s major competitors by product type follow:

Product Type: Engine	Names of Competitors
Turbochargers:	Cummins Turbo Technology	IHI
	Honeywell	Mitsubishi Heavy Industries (MHI)

Emissions systems:	Mahle	Modine
	Denso	Pierburg

Timing devices and chains:	Denso	Schaeffler Group
	Iwis	Tsubaki Group

Thermal systems:	Horton/Sachs	Usui
	Mahle	Xuelong

Diesel cold start and gasoline ignition technology:	Bosch	NGK
Denso

Product Type: Drivetrain	Names of Competitors
Torque transfer:	American Axle	JTEKT
	GKN Driveline	Magna Powertrain

Transmission:	Bosch	FCC
	Dynax	Schaeffler Group

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

Workforce

As of December 31, 2013, the Company had a salaried and hourly workforce of approximately 19,700 (as compared with approximately 19,100 at December 31, 2012), of which approximately 5,500 were in the U.S.  Approximately 20% of the Company's U.S. workforce is unionized. The workforces at certain international facilities are also unionized. The Company believes the present relations with our workforce to be satisfactory.

Our only domestic collective bargaining agreement is for our New York facility. This agreement expires in September 2016.

Raw Materials

The Company uses a variety of raw materials in the production of its automotive products including steel, aluminum, copper, nickel, plastic resins and certain alloy elements. Manufacturing operations for each of the Company's operating segments are dependent upon natural gas, fuel oil and electricity.

Commodity prices were relatively stable in 2013. The Company uses a variety of tactics in order to limit the impact of supply shortages and inflationary pressures. The Company's global procurement organization works to accelerate cost reductions, purchases from lower cost regions, rationalize the supply base, mitigate risk and collaborate on its buying activities. In addition, the Company uses long-term contracts, cost sharing arrangements, design changes, customer buy programs and limited financial instruments to help control costs. The Company intends to use similar measures in 2014 and beyond.  Refer to Note 10, “Financial Instruments,” of the Consolidated Financial Statements in Item 8 of this report for information related to the Company's hedging activities.

For 2014, the Company believes that its supplies of raw materials are adequate and available from multiple sources to support its manufacturing requirements.

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

Executive Officers of the Registrant

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 13, 2014.

Name	Age	Position with the Company
James R. Verrier	51	President and Chief Executive Officer
Ronald T. Hundzinski	55	Vice President and Chief Financial Officer
Steven G. Carlson	63	Vice President and Controller
Stefan Demmerle	49	Vice President
Brady D. Ericson	42	Vice President
Joseph F. Fadool	47	Vice President
John J. Gasparovic	56	Vice President, General Counsel and Secretary
Kim R. Jenett	54	Vice President, Human Resources
Robin Kendrick	49	Vice President
Frederic B. Lissalde	46	Vice President
Thomas J. McGill	47	Vice President and Treasurer
Daniel Paterra	59	Vice President

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

Mr. Hundzinski has been Vice President and Chief Financial Officer of the Company since March 2012. From August 2011 through March 2012, he was Vice President and Treasurer of the Company. From April 2010 until August 2011, he was Vice President and Controller of the Company. From June 2005 until April 2010, he was Vice President of Finance of BorgWarner Turbo Systems Inc.

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

Mr. Ericson has been Vice President of the Company and President and General Manager of BorgWarner BERU Systems and Emissions Systems since September 2011. He was Vice President and General Manager of BorgWarner Emissions Systems Inc. from April 2010 through August 2011. From August 2009 through March 2010, he was Vice President, Global Manufacturing Strategies for BorgWarner Turbo and Emissions Systems. From January 2008 through July 2009, he was Vice President, Operations - China and Korea for BorgWarner Turbo and Emissions Systems.

Mr. Fadool has been Vice President of the Company and President and General Manager of BorgWarner Morse TEC Inc. since May 2012. He was Vice President of the Company and President and General Manager of BorgWarner TorqTransfer Systems Inc. from June 2011 until May 2012. He was Vice President and General Manager of BorgWarner TorqTransfer Systems Inc. from July 2010 until June 2011. From May 2009 until July 2010, he was Vice President for North American Operations for the Central Electronics Plants at Continental Automotive Systems. From July 2007 until July 2010, he was Vice President, Huntsville Operations at SiemensVDO.

Mr. Gasparovic has been Vice President, General Counsel and Secretary of the Company since January 2007.

Ms. Jenett has been Vice President, Human Resources of the Company since September 2013. From July 2009 until September 2013, she was Vice President, Human Resources for BorgWarner Morse TEC Inc. and BorgWarner Thermal Systems Inc. She was Vice President, Human Resources for BorgWarner Transmission Systems from November 2005 until June 2009.

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

Mr. Lissalde has been Vice President of the Company and President and General Manager of BorgWarner Turbo Systems Inc. since May 2013. From May 2011 until May 2013 he was Vice President of the Company and President and General Manager of BorgWarner Turbo Systems Passenger Car Products. He was Acting President and General Manager of BorgWarner Turbo Systems Passenger Car Products from March 2011 until May 2011. He was Vice President and General Manager for BorgWarner Turbo Systems Passenger Car from January 2010 until March 2011. He was Vice President and General Manager, DualTronic® and Clutch Systems, BorgWarner Transmission Systems Inc. from January 2008 to January 2010.

Mr. McGill has been Vice President and Treasurer of the Company since May 2012. He was Vice President of Finance of BorgWarner Turbo Systems Inc. from April 2010 until May 2012. He was Vice President of Finance of BorgWarner Thermal Systems Inc. from June 2009 to April 2010. He was Vice President of Finance of BorgWarner TorqTransfer Systems Inc. from February 2009 to June 2009. He was Director of Audit & Analysis of the Company from December 2006 to February 2009.

Mr. Paterra has been Vice President of the Company and President and General Manager of BorgWarner Thermal Systems Inc. since May 2013. From January 2010 to May 2013 he was Senior Director of Operations for the North American Metals Division of Cooper-Standard Holdings Inc. From September 1994 to August 2009 he held various plant management and vice president positions with the Company.

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

We face strong competition.

We compete worldwide with a number of other manufacturers and distributors that produce and sell products similar to ours. Price, quality, delivery, technological innovation, engineering development and program launch support are the primary elements of competition. Our competitors include vertically integrated units of our major OEM customers, as well as a large number of independent domestic and international suppliers. We are not as large as a number of these companies and do not have as many financial or other resources. Although OEMs have indicated that they will continue to rely on outside suppliers, a number of our major OEM customers manufacture products for their own uses that directly compete with our products. These OEMs could elect to manufacture such products for their own uses in place of the products we currently supply. The competitive environment has changed dramatically over the past few years as our traditional U.S. OEM customers, faced with intense international competition, have expanded their worldwide sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tax rates and, in some cases, export or raw materials subsidies. Increased competition could adversely affect our business.

Risks related to our business

We are under substantial pressure from OEMs to reduce the prices of our products.

There is substantial and continuing pressure on OEMs to reduce costs, including costs of products we supply. Annual price reductions to OEM customers have become a permanent feature of our business environment. To maintain our profit margins, we seek price reductions from our suppliers, improved production processes to increase manufacturing efficiency, updated product designs to reduce costs and develop new products, the benefits of which support stable or increased prices. Our ability to pass through increased raw material costs to our OEM customers is limited, with cost recovery often less than 100% and often on a delayed basis. Inability to reduce costs in an amount equal to annual price reductions, increases in raw material costs, and increases in employee wages and benefits could have an adverse effect on our business.

We continue to face highly volatile costs of commodities used in the production of our products.

The Company uses a variety of commodities (including steel, nickel, copper, aluminum, plastic resins, other raw materials and energy) and materials purchased in various forms such as castings, powder metal, forgings, stampings and bar stock. Increasing commodity costs will have an impact on our results.  We have sought to alleviate the impact of increasing costs by including a material pass-through provision in our customer contracts wherever possible and by selectively hedging certain commodity exposures. Customers frequently challenge these contractual provisions and rarely pay the full cost of any material increases. The discontinuation or lessening of our ability to pass-through or hedge increasing commodity costs could adversely affect our business.

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

We own important intellectual property, including patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect these rights, could materially adversely affect our business and our competitive position.

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

A failure of our information technology (IT) infrastructure could adversely impact our business and operations.

We rely on the capacity, reliability and security of our IT systems and infrastructure. IT systems are vulnerable to disruptions, including those resulting from natural disasters, cyber-attacks or failures in third-party-provided services. Disruptions and attacks on our IT systems pose a risk to the security of our systems and our ability to protect our networks and the confidentiality, availability and integrity of our and customers’ data. As a result, such attacks or disruptions could potentially lead to the inappropriate disclosure of confidential information, including our intellectual property, improper use of our systems and networks, manipulation and destruction of data, production downtimes and both internal and external supply shortages. This could cause significant damage to our reputation, affect our relationships with our customers and suppliers, lead to claims against the Company and ultimately adversely affect our business.

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

As of December 31, 2013, approximately 20% of our U.S. workforce was unionized. Our only domestic collective bargaining agreement is for our New York facility. This agreement expires in September 2016. The workforce at certain of our international facilities is also unionized. A prolonged dispute with our employees could have an adverse effect on our business.

We are impacted by the rising cost of providing benefits and certain retirement benefit plans we sponsor are currently unfunded or underfunded.

We sponsor certain retirement benefit plans worldwide that are unfunded or underfunded and will require cash payments. If the performance of the assets in our funded pension plans do not meet our expectations, if medical costs continue to increase or actuarial assumptions are modified, our required cash payments may be higher than we expect.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Act), was signed into law in March 2010. We continue to evaluate the effect of the Act, including its potential impact on the future cost of our benefit plans.

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

We have liabilities related to environmental, product warranties, regulatory matters, litigation and other claims.

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

We are currently, and may in the future become, subject to legal proceedings and commercial or contractual disputes. These claims typically arise in the normal course of business and may include, but not be limited to, commercial or contractual disputes with our customers and suppliers, intellectual property matters, personal injury, product liability, environmental and employment claims. There is a possibility that such claims may have an adverse impact on our business that is greater than we anticipate.

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

We have manufacturing and technical facilities in many regions including the Americas, Europe and Asia. For 2013, approximately 74% of our sales were outside the U.S. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, and international terrorism. Compliance with multiple and potentially conflicting laws and regulations of various countries is challenging, burdensome and expensive.

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

Some of our sales are concentrated. Our worldwide sales in 2013 to Volkswagen and Ford constituted approximately 16% and 14%, respectively, of our 2013 consolidated net sales.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2013 fiscal year that remain unresolved.

Item 2.	Properties

As of December 31, 2013, the Company had 56 manufacturing, assembly, and technical locations worldwide. In addition to its 13 U.S. locations, the Company has seven locations in Germany; six locations in each of China and South Korea; five locations in India; three locations in each of Japan and Mexico; two locations in Hungary and one location in each of Brazil, France, Ireland, Italy, Monaco, Poland, Portugal, Spain, Sweden, Thailand and the United Kingdom. The Company also has several sales offices, warehouses and technical centers. The Company's worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs.

The following is additional information concerning principal manufacturing, assembly, and technical facilities operated by the Company, its subsidiaries, and affiliates.

ENGINE(a)

Americas:	Europe:	Asia:
Asheville, North Carolina	Arcore, Italy	Aoyama, Japan
Auburn Hills, Michigan	Bradford, England	Changwon, South Korea (b)
Cadillac, Michigan	Kirchheimbolanden, Germany	Chennai, India (b)
Dixon, Illinois	Ludwigsburg, Germany	Chonburi, Thailand (b)
El Salto Jalisco, Mexico	Markdorf, Germany	Chungju-City, South Korea
Fletcher, North Carolina	Muggendorf, Germany	Kakkalur, India
Itatiba, Brazil	Oroszlany, Hungary	Manesar, India (b)
Ithaca, New York	Rzeszow, Poland	Nabari City, Japan
Marshall, Michigan	Tralee, Ireland	Ningbo, China (b) (c)
Ramos, Mexico	Valenca, Portugal (b)	Pyongtaek, South Korea (b) (c)
Vigo, Spain

DRIVETRAIN(a)

Americas:	Europe:	Asia:
Addison, Illinois (b)	Arnstadt, Germany	Beijing, China (b)
Auburn Hills, Michigan	Heidelberg, Germany	Dalian, China (b)
Bellwood, Illinois	Ketsch, Germany	Eumsung, South Korea
Frankfort, Illinois	Landskrona, Sweden (b)	Fukuroi City, Japan
Irapuato, Mexico (b)	Monte Carlo, Monaco	Ochang, South Korea (b)
Livonia, Michigan	Szentlorinchata, Hungary (b)	Pune, India
Longview, Texas (b)	Tulle, France	Shanghai, China (b)
Seneca, South Carolina		Sirsi, India
Water Valley, Mississippi
________________

(a)	The table excludes joint ventures owned less than 50% and administrative offices.

(b)	Indicates leased land rights or a leased facility.

(c)	City has 2 locations: a wholly owned subsidiary and a joint venture.

Item 3.	Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 14, "Contingencies," to the Consolidated Financial Statements in Item 8 of this report for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 7, 2014, there were 2,015 holders of record of Common Stock.

On July 24, 2013 the Company announced the reinstatement of its quarterly dividend. Cash dividends declared and paid per share, adjusted for the stock split in December 2013, were as follows:

	2013	2012	2011	2010	2009
Dividend amount	$0.25	$—	$—	$—	$0.06

While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.
High and low prices (as reported on the New York Stock Exchange composite tape)* for the Company's common stock for each quarter in 2012 and 2013 were:

Quarter Ended	High	Low
March 31, 2012	$43.73	$32.14
June 30, 2012	$43.50	$31.31
September 30, 2012	$39.09	$30.09
December 31, 2012	$37.44	$30.27
March 31, 2013	$40.05	$35.51
June 30, 2013	$43.83	$35.22
September 30, 2013	$51.63	$42.07
December 31, 2013	$56.45	$48.13
* - All amounts have been adjusted for the two-for-one stock split that was effected through a stock dividend on December 16, 2013.

The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor's (S&P's) 500 Stock Index, companies within our peer group (as selected by the Company) and companies within Standard Industrial Code (“SIC”) 3714 - Motor Vehicle Parts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BorgWarner Inc., the S&P 500 Index,
SIC 3714 Motor Vehicle Parts and a Peer Group
___________
*$100 invested on 12/31/2008 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

BWA, S&P 500 and Peer Group data are from Capital IQ; SIC Code Index data are from Research Data Group

	December 31,
	2008	2009	2010	2011	2012	2013
BorgWarner Inc.(1)	100.00	153.61	334.60	297.74	331.18	519.66
S&P 500(2)	100.00	126.46	145.51	148.59	172.37	228.19
SIC Code Index(3)	100.00	143.71	210.59	199.56	238.84	356.63
Peer Group(4)	100.00	182.52	308.11	230.01	266.41	433.27
________________
(1)BorgWarner Inc.
(2)S&P 500 — Standard & Poor’s 500 Total Return Index
(3)Standard Industrial Code (“SIC”) 3714-Motor Vehicle Parts
(4)Selected Peer Group Companies — Consists of the following companies:
American Axle & Manufacturing Holdings, Inc., Autoliv, Inc., Gentex Corporation, Johnson Controls, Inc., Lear Corporation (pre-2009 bankruptcy), Magna International Inc., Meritor, Inc., Modine Manufacturing Company, Tenneco Inc., TRW Automotive Holdings Corp. and Visteon Corporation (pre-2009 bankruptcy)

Repurchase of Equity Securities

The Company's Board of Directors authorized the purchase of up to 59.6 million shares of the Company's common stock. As of December 31, 2013, the Company had repurchased 48,581,610 shares under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2013:

Issuer Repurchases of Equity Securities
Period	Total number of shares repurchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased
Month Ended October 31, 2013
Employee transactions	—	$—	—
Month Ended November 30, 2013
Employee transactions	227,350	$51.24	—
Month Ended December 31, 2013
Employee transactions	—	$—	—

Equity Compensation Plan Information

As of December 31, 2013, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding stock options and restricted common stock and the number of securities remaining available for issuance were as follows:

	Number of securities to be issued upon exercise of outstanding options, restricted common stock, warrants and rights	Weighted average exercise price of outstanding options, restricted common stock, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,407,542	$24.95	3,121,595
Equity compensation plans not approved by security holders	—	$—	—
Total	3,407,542	$24.95	3,121,595

Item 6.	Selected Financial Data

	Year Ended December 31,
(millions of dollars, except share and per share data)	2013	2012 (a)	2011 (a)	2010	2009
Operating results
Net sales	$7,436.6	$7,183.2	$7,114.7	$5,652.8	$3,961.8
Operating income (b)	$855.2	$752.9	$797.5	$504.3	$50.8
Net earnings attributable to BorgWarner Inc. (b)	$624.3	$500.9	$550.1	$377.4	$27.0

Earnings per share — basic (c)	$2.73	$2.22	$2.52	$1.66	$0.12
Earnings per share — diluted (c)	$2.70	$2.09	$2.22	$1.54	$0.12

Net R&D expenditures	$303.2	$265.9	$243.7	$185.0	$155.2

Capital expenditures, including tooling outlays	$417.8	$407.4	$393.7	$276.6	$172.0
Depreciation and tooling amortization	$272.7	$260.2	$252.2	$224.5	$234.6

Number of employees	19,700	19,100	19,250	17,500	12,500

Financial position
Cash	$939.5	$715.7	$359.6	$449.9	$357.4
Total assets	$6,917.0	$6,400.8	$5,958.6	$5,555.0	$4,811.4
Total debt	$1,222.6	$1,067.2	$1,329.1	$1,180.4	$842.3

Common share information
Cash dividend declared and paid per share (c)	$0.25	$—	$—	$—	$0.06

Market prices of the Company's common stock (c)
High	$56.45	$43.73	$41.14	$36.72	$18.39
Low	$35.22	$30.09	$27.30	$16.72	$7.31

Weighted average shares outstanding (thousands) (c)
Basic	228,600	225,304	218,458	228,310	233,044
Diluted	231,337	242,754	256,936	259,150	233,878
________________

(a)
Refer to Note 16, "Earnings per Share," in Item 8 of this report regarding the impact of the Company's 3.50% convertible senior notes and associated call options and warrants on the Company's earnings per share for the years ended December 31, 2012 and 2011.

(b)
Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for discussion of non-comparable items impacting the years ending December 31, 2013, 2012 and 2011.

(c)	Amounts have been adjusted for the two-for-one stock split that was effected through a stock dividend on December 16, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's products fall into two reporting segments: Engine and Drivetrain. The Engine segment's products include turbochargers, timing devices and chain products, emissions systems, thermal systems, diesel coldstart and gasoline ignition technology. The Drivetrain segment's products include transmission components and systems and AWD torque management systems.

Stock Split

On November 13, 2013, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend on our common stock. To implement this stock split, shares of common stock were issued on December 16, 2013 to stockholders of record as of of the close of business on December 2, 2013. All prior year share and per share amounts disclosed in this document have been restated to reflect the two-for-one stock split.

RESULTS OF OPERATIONS

A summary of our operating results for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
(millions of dollars, except per share data)	2013	2012	2011
Net sales	$7,436.6	$7,183.2	$7,114.7
Cost of sales	5,879.1	5,716.3	5,704.3
Gross profit	1,557.5	1,466.9	1,410.4
Selling, general and administrative expenses	639.7	629.3	621.0
Other expense (income)	62.6	84.7	(8.1)
Operating income	855.2	752.9	797.5
Equity in affiliates’ earnings, net of tax	(43.5)	(42.8)	(38.2)
Interest income	(4.8)	(4.7)	(4.8)
Interest expense and finance charges	34.2	39.4	74.6
Earnings before income taxes and noncontrolling interest	869.3	761.0	765.9
Provision for income taxes	218.3	238.6	195.3
Net earnings	651.0	522.4	570.6
Net earnings attributable to the noncontrolling interest, net of tax	26.7	21.5	20.5
Net earnings attributable to BorgWarner Inc.	$624.3	$500.9	$550.1
Earnings per share — diluted	$2.70	$2.09	$2.22

Non-comparable items impacting the Company's earnings per diluted share and net earnings

The Company's earnings per diluted share were $2.70, $2.09 and $2.22 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Year Ended December 31,
Non-comparable items:	2013	2012	2011
Restructuring expense	$(0.20)	$(0.08)	$—
Program termination agreement	(0.03)	—	—
Retirement related obligations	(0.02)	(0.05)	—
Tax adjustments	0.05	(0.08)	0.03
Loss from disposal activities	—	(0.19)	(0.10)
Patent infringement settlement, net of legal costs incurred	—	—	0.07
Total impact of non-comparable items per share — diluted:	$(0.20)	$(0.40)	$—

A summary of non-comparable items impacting the Company’s net earnings for the years ended December 31, 2013, 2012 and 2011 is as follows:

Year ended December 31, 2013:

•
The Company incurred restructuring expense of $52.3 million, primarily due to the initiation of Drivetrain segment actions designed to improve future profitability and competitiveness. This expense included $37.3 million of asset impairment, $10.4 million related to employee termination benefits and $4.6 million of other expense. The Company estimates that additional restructuring charges of approximately $90 million will be incurred over the next two years related to the Drivetrain segment restructuring plan.

•The Company incurred $11.3 million of expense related to a program termination agreement.

•
Retirement related obligations expense of $5.9 million was primarily related to a first quarter 2013 grant of restricted stock awards to certain retiring Named Executive Officers, for which the Company waived the forfeiture provision associated with future restricted stock grants during 2012.

•
The Company recorded tax benefits of $7.1 million, $3.8 million and $2.1 million related to restructuring expense, the program termination agreement and retirement related obligations discussed above. The Company also recorded a net tax benefit of $11.7 million, which includes tax benefits of $6.7 million related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, $2.2 million related to 2012 provision to return and other tax adjustments and $8.0 million related to the reversal of certain state deferred tax asset valuation allowances, partially offset by a $5.2 million tax expense related to comprehensive income and other tax adjustments.

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

•
The Company incurred $19.8 million of tax expense resulting from other tax adjustments. These other tax adjustments primarily included tax expense resulting from the settlement of certain tax audits, the Company's second quarter 2012 decision to change its cash repatriation assertion for some of its foreign subsidiaries and a correction of the income taxes payable balance, partially offset by a tax benefit related to certain countries enacting changes to their respective statutory income tax rates.

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

Net Sales

Net sales for the year ended December 31, 2013 totaled $7,436.6 million, a 3.5% increase from the year ended December 31, 2012. Excluding the impact of 2012 dispositions and strengthening foreign currencies, primarily the Euro, net sales increased approximately 4%.

Net sales for the year ended December 31, 2012 totaled $7,183.2 million, a 1.0% increase from the year ended December 31, 2011. Excluding the impact of the first quarter 2011 acquisition of Haldex Traction Holding AB, fourth quarter of 2011 and third quarter of 2012 dispositions and the impact of weaker foreign currencies, primarily the Euro, net sales increased approximately 6%.

The following table details our results of operations as a percentage of net sales:

	Year Ended December 31,
(percentage of net sales)	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.1	79.6	80.2
Gross profit	20.9	20.4	19.8
Selling, general and administrative expenses	8.6	8.8	8.7
Other expense (income)	0.8	1.2	(0.1)
Operating income	11.5	10.4	11.2
Equity in affiliates’ earnings, net of tax	(0.6)	(0.6)	(0.5)
Interest income	(0.1)	(0.1)	(0.1)
Interest expense and finance charges	0.5	0.5	1.0
Earnings before income taxes and noncontrolling interest	11.7	10.6	10.8
Provision for income taxes	2.9	3.3	2.8
Net earnings	8.8	7.3	8.0
Net earnings attributable to the noncontrolling interest, net of tax	0.4	0.3	0.3
Net earnings attributable to BorgWarner Inc.	8.4%	7.0%	7.7%

Cost of sales as a percentage of net sales was 79.1%, 79.6% and 80.2% in the years ended December 31, 2013, 2012 and 2011, respectively. The Company's material cost of sales was approximately 50% of net sales in the years ended December 31, 2013, 2012 and 2011. The Company's remaining cost to convert raw material to finished product, which includes direct labor and manufacturing overhead, has continued to improve during the years ended December 31, 2013 and December 31, 2012 compared to December 31, 2011 as a result of increased net sales and successful cost reduction actions. Gross profit as a percentage of net sales was 20.9%, 20.4% and 19.8% in the years ended December 31, 2013, 2012 and 2011, respectively.

Selling, general and administrative expenses (“SG&A”) was $639.7 million, $629.3 million and $621.0 million or 8.6%, 8.8% and 8.7% of net sales for the years ended December 31, 2013, 2012 and 2011, respectively. SG&A remained relatively flat during the years ended December 31, 2013, 2012 and 2011 as a result of increased research and development ("R&D") costs included in SG&A, offset by continued cost management.

R&D costs, net of customer reimbursements, was $303.2 million, or 4.1% of net sales, in the year ended December 31, 2013, compared to $265.9 million, or 3.7% of net sales, and $243.7 million, or 3.4% of net sales, in the years ended December 31, 2012 and 2011, respectively. We will continue to invest in a number of cross-business R&D programs, as well as a number of other key programs, all of which are necessary for short- and long-term growth. Our current long-term expectation for R&D spending is approximately 4% of net sales.

Other expense (income) was $62.6 million, $84.7 million and $(8.1) million for the years ended December 31, 2013, 2012 and 2011, respectively. This line item is primarily comprised of transactions discussed within the subtitle "Non-comparable items impacting the Company's earnings per diluted share and net earnings" above.

Equity in affiliates' earnings, net of tax was $43.5 million, $42.8 million and $38.2 million in the years ended December 31, 2013, 2012 and 2011, respectively. This line item is primarily driven by the results of our 50%-owned Japanese joint venture, NSK-Warner, and our 32.6%-owned Indian joint venture, Turbo Energy Limited (“TEL”). The increase in equity in affiliates' earnings for the year ended December 31, 2012 compared with the year ended December 31, 2011 was primarily due to year over year growth in the Japanese auto market resulting in improved earnings from the Company's interest in NSK-Warner. Refer to Note 5 to the Consolidated Financial Statements in Item 8 of this report for further discussion of NSK-Warner.

Interest expense and finance charges were $34.2 million, $39.4 million and $74.6 million in the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in interest expense for the year ended December 31, 2013 compared with the year ended December 31, 2012 was primarily due to the April 2012 settlement of the Company's convertible senior notes.The decrease in interest expense for the year ended December 31, 2012 compared with the year ended December 31, 2011 was primarily due to the April 2012 settlement of the Company's convertible senior notes, the ineffectiveness of cross-currency swaps and higher capitalized interest associated with increased long-term capital projects.

Provision for income taxes The provision for income taxes resulted in an effective tax rate of 25.1% for the year ended December 31, 2013, compared with rates of 31.4% and 25.5% for the years ended December 31, 2012 and 2011, respectively.

The effective tax rate of 25.1% for the year ended December 31, 2013 includes tax benefits of $7.1 million, $3.8 million and $2.1 million related to restructuring expense, the program termination agreement and retirement related obligations discussed in the Other Expense (Income) footnote. This rate also includes a net tax benefit of $11.7 million, which is comprised of tax benefits of $6.7 million related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, $2.2 million related to 2012 provision to return and other tax adjustments and $8.0 million related to the reversal of certain state deferred tax asset valuation allowances, partially offset by a $5.2 million tax expense related to comprehensive income and other tax adjustments. Excluding the impact of these non-comparable items, the Company's annual effective tax rate associated with ongoing operations for 2013 was 25.9%.

The effective tax rate of 31.4% for the year ended December 31, 2012 includes a net tax benefit of $2.0 million associated with the loss from disposal activities and restructuring expense. The $2.0 million net benefit is comprised of a tax benefit of $7.7 million associated with restructuring expense, partially offset by tax expense of $5.7 million resulting from the sale of the spark plug business. Additionally, the provision includes a tax benefit of $6.1 million related to retirement related obligations and additional tax expense of $19.8 million resulting from other tax adjustments. These other tax adjustments include $5.9 million of tax expense primarily resulting from the settlement of certain tax audits, $7.5 million of tax expense associated with the Company's second quarter 2012 decision to change its cash repatriation assertion for some of its foreign subsidiaries, $4.7 million of tax benefit related to certain countries enacting changes to their respective statutory income tax rates and $11.1 million of U.S. tax expense to correct the income taxes payable balance. Excluding the impact of these non-comparable items, the Company's annual effective tax rate associated with ongoing operations for 2012 was 26.8%.

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
Net earnings attributable to the noncontrolling interest, net of tax of $26.7 million for the year ended December 31, 2013 increased by $5.2 million and $6.2 million compared to 2013 for the years ended December 31, 2012 and 2011, respectively. The increases during the years ended December 31, 2013 and December 31, 2012 compared to the year ended December 31, 2011 are primarily related to higher sales and earnings by the Company's joint ventures.

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

The following tables show segment information and Adjusted EBIT for the Company's reporting segments.

Net Sales by Reporting Segment

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Engine	$5,022.1	$4,913.0	$5,050.6
Drivetrain	2,446.5	2,298.7	2,084.5
Inter-segment eliminations	(32.0)	(28.5)	(20.4)
Net sales	$7,436.6	$7,183.2	$7,114.7

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest ("Adjusted EBIT")

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Engine	$826.0	$786.4	$774.3
Drivetrain	252.2	209.1	161.2
Adjusted EBIT	1,078.2	995.5	935.5
Restructuring expense	52.3	27.4	—
Program termination agreement	11.3	—	—
Retirement related obligations	5.9	17.3	—
Loss from disposal activities	—	39.7	21.5
Patent infringement settlement, net of legal costs incurred	—	—	(29.1)
Corporate, including equity in affiliates' earnings and stock-based compensation	110.0	115.4	107.4
Interest income	(4.8)	(4.7)	(4.8)
Interest expense and finance charges	34.2	39.4	74.6
Earnings before income taxes and noncontrolling interest	869.3	761.0	765.9
Provision for income taxes	218.3	238.6	195.3
Net earnings	651.0	522.4	570.6
Net earnings attributable to the noncontrolling interest, net of tax	26.7	21.5	20.5
Net earnings attributable to BorgWarner Inc.	$624.3	$500.9	$550.1

The Engine segment's net sales for the year ended December 31, 2013 increased $109.1 million, or 2.2%, and segment Adjusted EBIT increased $39.6 million, or 5.0%, from the year ended December 31, 2012. Excluding the impact of 2012 dispositions and strengthening foreign currencies, primarily the Euro, net sales increased approximately 4% from the year ended December 31, 2012 primarily due to higher sales of turbochargers, EGR components and engine timing systems including variable cam timing devices. The segment Adjusted EBIT margin was 16.4% for the year ended December 31, 2013, up from 16.0% in the year ended December 31, 2012. The Adjusted EBIT margin increase was primarily driven by continued cost management.

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

The Drivetrain segment's net sales for the year ended December 31, 2013 increased $147.8 million, or 6.4%, and segment Adjusted EBIT increased $43.1 million, or 20.6%, from the year ended December 31, 2012. Excluding the impact of strengthening foreign currencies, primarily the Euro, net sales increased approximately 4% from the year ended December 31, 2012 primarily due to higher sales of all-wheel drive systems and transmission components. The segment Adjusted EBIT margin was 10.3% in the year ended December 31, 2013, up from 9.1% in the year ended December 31, 2012. The Adjusted EBIT margin increase was primarily driven by operational improvements and continued cost management.

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

Corporate represents headquarters' expenses not directly attributable to the individual segments, expenses associated with divested operations and equity in affiliates' earnings. This net expense was $110.0 million, $115.4 million and $107.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Outlook

Our overall outlook for 2014 is positive. The Company expects moderate global vehicle production growth in 2014 compared with 2013. However, the Company's sales growth is expected to outpace global vehicle production in 2014 due to rapid adoption of BorgWarner products around the world.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At December 31, 2013, the Company had $939.5 million of cash, of which $936.8 million of cash was held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States. The Company uses its U.S. liquidity for various corporate purposes, including but not limited to, debt service, share repurchases, dividend distributions and other corporate expenses.

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

The credit facility has two key financial covenants, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at December 31, 2013 and expects to remain compliant in future periods. At December 31, 2013 and December 31, 2012, the Company had outstanding borrowings of $320.0 million and $140.0 million, respectively, under this facility.

On October 18, 2013 and July 24, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock. These dividends were paid on November 15, 2013 to shareholders of record on November 1, 2013 and August 15, 2013 to shareholders of record on August 5, 2013, respectively. Additionally, on January 22, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.125, payable on February 17, 2014 to shareholders of record on February 3, 2014.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes, which were settled in April 2012 by delivering approximately 22.8 million shares of common stock held in treasury to the note holders. The settlement resulted in a reduction in the current portion of long-term debt of $373.8 million, a reduction in common stock held in treasury of $617.3 million and a reduction in capital in excess of par value of $243.5 million.

In conjunction with the convertible senior note offering, the Company entered into a bond hedge overlay, including both call options and warrants, at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50%, or approximately $19.31 per share. On April 16, 2012, the Company settled the call option portion of the bond hedge overlay, receiving approximately 13.0 million shares of its common stock. The settlement resulted in an increase to common stock held in treasury of $503.9 million offset by an increase to capital in excess of par value of $503.9 million.

During the third and fourth quarters of 2012, the Company settled the warrants included in the bond hedge overlay, delivering approximately 9.8 million shares of its common stock held in treasury, resulting in a reduction in common stock held in treasury of $338.5 million offset by a reduction to capital in excess of par value of $338.5 million.

On February 11, 2014, the Company's universal shelf registration expired and the Company expects to renew its universal shelf registration with the Securities and Exchange Commission in the first quarter of 2014, which will have an unlimited amount of various debt and equity instruments that could be issued.

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

    Capitalization

	December 31,
(millions of dollars)	2013	2012
Notes payable and short-term debt	$201.6	$243.4
Long-term debt	1,021.0	823.8
Total debt	1,222.6	1,067.2
Less: cash	939.5	715.7
Total debt, net of cash	283.1	351.5
Total equity	3,632.4	3,146.1
Total capitalization	$3,915.5	$3,497.6
Total debt, net of cash, to capital ratio	7.2%	10.0%

Balance sheet debt increased by $155.4 million and cash increased by $223.8 million compared with December 31, 2012. The $68.4 million decrease in balance sheet debt (net of cash) was primarily due to net cash provided by operating activities partially offset by capital expenditures, share repurchases and dividends paid to stockholders.

Total equity increased by $486.3 million in the year ended December 31, 2013 as follows:

(millions of dollars)
Balance, January 1, 2013	$3,146.1
Net earnings	651.0
Purchase of treasury stock	(225.5)
Stock-based compensation	28.7
Other comprehensive income	109.0
Dividends declared to BorgWarner stockholders	(56.8)
Dividends declared to noncontrolling stockholders	(20.1)
Balance, December 31, 2013	$3,632.4

Operating Activities

Net cash provided by operating activities was $718.8 million, $878.7 million and $708.2 million in the years ended December 31, 2013, 2012 and 2011, respectively. The decrease for the year ended December 31, 2013 compared with the year ended December 31, 2012 primarily reflects working capital changes partially offset by higher net earnings. The change in working capital is primarily driven by the $137.5 million discretionary pension contribution made to the Company's German pension plans and an increased accounts receivable balance. The increase in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily reflects improved working capital management.

Investing Activities

Net cash used in investing activities was $384.8 million, $345.2 million and $564.5 million in the years ended December 31, 2013, 2012 and 2011, respectively. The increase in the year ended December 31, 2013 compared with the year ended December 31, 2012 is primarily driven by cash received in the third quarter of 2012 from the sale of the Company's spark plug business. The decrease in cash used in investing activities in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily reflects the cash payment of $203.7 million made during the first quarter of 2011 for the acquisition of Haldex Traction AB and the cash proceeds of $55.2 million received during the third quarter of 2012 from the sale of the spark plug business, which was partially offset by increased capital expenditures. Year over year capital spending increases of $10.4 million and $13.7 million during the years ended December 31, 2013 and December 31, 2012, respectively, were primarily due to higher spending levels required to meet increased program launches worldwide.

Financing Activities

Net cash used in financing activities was $135.4 million, $188.6 million and $219.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The $53.2 million decrease in the year ended December 31, 2013 compared with the year ended December 31, 2012 is primarily driven by an increase in net borrowings and decreased payments for treasury stock purchases, partially offset by increased payments for dividends and a reduction in proceeds from stock option exercises, including the tax benefit.

The $31.1 million decrease during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily driven by decreased purchases of treasury stock partially offset by an increase in dividends paid to noncontrolling stockholders.

The Company's significant contractual obligation payments at December 31, 2013 are as follows:

(millions of dollars)	Total	2014	2015-2016	2017-2018	After 2018
Other postretirement employee benefits, excluding pensions (a)	$248.8	$19.5	$36.4	$33.7	$159.2
Defined benefit pension plans (b)	39.2	2.8	8.5	7.8	20.1
Notes payable and long-term debt	1,226.1	201.6	503.6	—	520.9
Projected interest payments (c)	299.3	39.1	74.7	60.5	125.0
Non-cancelable operating leases	55.2	14.5	21.9	15.4	3.4
Capital spending obligations	62.8	62.8	—	—	—
Income tax payments (d)	249.3	249.3	—	—	—
Total	$2,180.7	$589.6	$645.1	$117.4	$828.6
________________

(a)
Other postretirement employee benefits, excluding pensions, include anticipated future payments to cover retiree medical and life insurance benefits. See Note 11 to the Consolidated Financial Statements for disclosures related to the Company’s other postretirement employee benefits.

(b)
Since the timing and amount of payments for funded defined benefit pension plans are usually not certain for future years such potential payments are not shown in this table. Amount contained in “After 2018” column is for unfunded plans and includes estimated payments through 2023. See Note 11 to the Consolidated Financial Statements for disclosures related to the Company’s pension benefits.

(c)
Projection is based upon actual fixed rates where appropriate, and a projected floating rate for the variable rate portion of the total debt portfolio. The floating rate projection is based upon current market conditions and rounded to the nearest 50th basis point (0.50%), which is 3.7% for this purpose. Projection is also based upon debt being redeemed upon maturity.

(d)	See Note 4 to the Consolidated Financial Statements for disclosures related to the Company’s income taxes.

We believe that the combination of cash from operations, cash balances, available credit facilities, and the anticipated shelf registration capacity will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future. We will continue to balance our needs for internal growth, external growth, debt reduction and cash conservation.

Off Balance Sheet Arrangements

The Company has certain leases that are recorded as operating leases. Types of operating leases include leases on the headquarters facility, an airplane, vehicles and certain office equipment. The total expected future cash outlays for non-cancelable operating lease obligations at December 31, 2013 is $55.2 million. See Note 15 to the Consolidated Financial Statements for more information on operating leases, including future minimum payments.

Pension and Other Postretirement Employee Benefits

The Company's policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2013, all legal funding requirements had been met. The Company contributed $150.4 million, $18.0 million and $37.0 million to its defined benefit pension plans in the years ended December 31, 2013, 2012 and 2011, respectively. The Company expects to contribute a total of $15 million to $25 million into its defined benefit pension plans during 2014. Of the $15 million to $25 million in projected 2014 contributions, $2.8 million are contractual obligations, while any remaining payments would be discretionary.

The funded status of all pension plans was a net unfunded position of $157.2 million and $317.1 million at December 31, 2013 and 2012, respectively. Of these amounts, $68.6 million and $192.4 million at December 31, 2013 and 2012, respectively, were related to plans in Germany, where there is not a tax deduction allowed under the applicable regulations to fund the plans; hence the common practice is to make contributions as benefit payments become due. In December 2013, the Company made a discretionary contribution of $137.5 million to its German pension plans.

Other postretirement employee benefits primarily consist of postretirement health care benefits for certain employees and retirees of the Company's U.S. operations. The Company funds these benefits as retiree claims are incurred. Other postretirement employee benefits had an unfunded status of $177.5 million and $220.5 million at December 31, 2013 and 2012, respectively.

The Company believes it will be able to fund the requirements of these plans through cash generated from operations or other available sources of financing for the foreseeable future.

See Note 11 to the Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

OTHER MATTERS

Contingencies

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company's environmental and product liability contingencies are discussed separately below. The Company's management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company's results of operations, financial position or cash flows, although it could be material to the results of operations in a particular quarter.

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP did not violate the Labor - Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009, the action pending in Indiana was dismissed, while the action in Michigan is continuing. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot reasonably estimate the amount or the range of potential loss, if any. A decision on the merits of the suit could be rendered sometime in 2014.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $4.0 million and $3.9 million at December 31, 2013 and 2012, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation ("Kuhlman Electric"), the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. In 2007 and 2008, lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs alleging personal injury relating to alleged environmental contamination at its Crystal Springs, Mississippi plant. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs and those of approximately 2,700 unfiled claimants represented by those plaintiffs' attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay up to $28 million in settlement funds, which was expensed in the second quarter of 2010. The Company paid $13.9 million in November 2010 and made the final payment of $13.9 million in February 2011. Litigation concerning indemnification is pending and the Company may in the future become subject to further legal proceedings.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2013 and 2012, the Company had approximately 17,000 and 16,000 pending asbestos-related product liability claims, respectively. Of the approximately 17,000 outstanding claims at December 31, 2013, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2013, of the approximately 1,500 claims resolved, 297 (20%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2012, of the approximately 2,400 claims resolved, 308 (13%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

In August 2013, the Los Angeles Superior Court entered a jury verdict against the Company in an asbestos-related personal injury action with damages of $35.0 million, $32.5 million of which was non-compensatory and will not be recoverable through insurance if the verdict is upheld. The Company has appealed the verdict. The Company posted a surety bond of $55.0 million related to the appeal. The Company cannot predict the outcome of this pending litigation and therefore cannot reasonably estimate the amount of possible loss, if any, that could result from this action.

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

To date, the Company has paid and accrued $278.4 million in defense and indemnity in advance of insurers' reimbursement and has received $124.8 million in cash and notes from insurers. The net balance of $153.6 million, is expected to be fully recovered, of which approximately $20 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2012, insurers owed $111.0 million in association with these claims.

In addition to the $153.6 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $96.7 million for claims asserted, but not yet resolved and their related defense costs at December 31, 2013. The Company also has a related asset of $96.7 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which, more-likely-than-not, will occur subsequent to December 31, 2014. At December 31, 2012, the comparable value of the accrued liability and associated insurance asset was $85.6 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	December 31,
(millions of dollars)	2013	2012
Assets:
Other non-current assets	$96.7	$85.6
Total insurance assets	$96.7	$85.6
Liabilities:
Accounts payable and accrued expenses	$41.1	$36.5
Other non-current liabilities	55.6	49.1
Total accrued liabilities	$96.7	$85.6

The 2013 increase in the accrued liability and associated insurance asset is primarily due to an expected higher rate of claim settlement based on recent claim activity.

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

Impairment of long-lived assets, including definite-lived intangible assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other amortizing intangible assets, when events and circumstances warrant such a review under Accounting Standards Codification ("ASC") Topic 360. In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In assessing long-lived assets for impairment, management generally considers individual facilities the lowest level for which identifiable cash flows are largely independent. A recoverability review is performed using the undiscounted cash flows if there is a triggering event. If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a fair value analysis. Management determines fair value under ASC Topic 820 using the appropriate valuation technique of market, income or cost approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

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

During the fourth quarter of 2013, the Company performed a qualitative analysis on each reporting unit and determined it was more-likely-than-not the fair value exceeded the carrying value of these reporting units. For the reporting unit with recent restructuring activity, the Company performed a quantitative, "step one," goodwill impairment analysis, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of this goodwill impairment analysis is the Company's annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five year projection of future cash flows based on actual new products and customer commitments and assumes the last year of the LRP data is a fair indication of the future performance. Because the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company's facts and circumstances.

The Company believes the assumptions and estimates used to determine its estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company's December 31, 2013 goodwill quantitative, "step one," impairment review are as follows:

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

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2013 indicated the Company's goodwill assigned to the reporting unit that was quantitatively assessed was not impaired. Additionally, a sensitivity analysis was completed indicating a 1% increase in the discount rate or a 1% decrease in the operating margin assumptions would not result in the carrying value exceeding the fair value of the reporting unit quantitatively assessed.

See Note 6 to the Consolidated Financial Statements for more information regarding goodwill.

Product warranties The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. Our warranty provision over the last three years, and as a percentage of net sales, has stabilized based on the Company's improved quality efforts and has trended as follows:

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Net sales	$7,436.6	$7,183.2	$7,114.7
Warranty provision	$43.1	$33.7	$47.5
Warranty provision as a percentage of net sales	0.6%	0.5%	0.7%

The following table illustrates the sensitivity of a 25 basis point change (as a percentage of net sales) in the assumed warranty trend on the Company's accrued warranty liability:

	December 31,
(millions of dollars)	2013	2012	2011
25 basis point decrease (income)/expense	$(18.6)	$(18.0)	$(17.8)
25 basis point increase (income)/expense	$18.6	$18.0	$17.8

At December 31, 2013, the total accrued warranty liability was $72.7 million. The accrual is represented as $38.4 million in current liabilities and $34.3 million in non-current liabilities on our Consolidated Balance Sheet.

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

Environmental contingencies The Company works with outside experts to determine a range of potential liability for environmental sites. The ranges for each individual site are then aggregated into a loss range for the total accrued liability. We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range. Management's estimate of the loss for environmental liability was $4.0 million at December 31, 2013.

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

In accordance with GAAP, actual results that differ from assumptions used are accumulated and generally amortized over future periods. The primary assumptions affecting the Company's accounting for employee benefits under ASC Topics 712 and 715 as of December 31, 2013 are as follows:

•
Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs, including historical returns for the different asset classes held by the Company's trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans' invested assets. In determining its pension expense for the year ended December 31, 2013, the Company used long-term rates of return on plan assets ranging from 1.75% to 6.75% outside of the U.S. and 6.75% in the U.S.

Actual returns on U.S. pension assets were 8.3%, 11.0% and 3.7% for the years ended December 31, 2013, 2012 and 2011, respectively, compared to the expected rate of return assumption of 6.75% for the years ended December 31, 2013 and 2012 and 7.50% for the year ended December 31, 2011.

Actual returns on U.K. pension assets were 12.8%, 10.0% and 3.3% for the years ended December 31, 2013, 2012 and 2011, respectively, compared to the expected rate of return assumption of 6.75% for the years ended December 31, 2013 and 2012 and 7.50% for the year ended December 31, 2011.

•
Discount rate: The discount rate is used to calculate pension and postretirement employee benefit obligations (“OPEB”). The discount rate assumption is based on a constant effective yield from matching projected plan cash flows to high quality (Aa) bond yields of corresponding maturities as of the measurement date. The Company used discount rates ranging from 1.50% to 8.25% to determine its pension and other benefit obligations as of December 31, 2013, including weighted average discount rates of 4.41% in the U.S., 3.90% outside of the U.S., and 4.00% for U.S. other postretirement health care plans. The U.S. discount rate reflects the fact that our U.S. pension plan has been closed for new participants since 1989 (1999 for our U.S. health care plan).

•
Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company specific historical trends for health care cost to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postretirement employee health care plans as of December 31, 2013, the Company used health care cost trend rates of 7.10%, declining to an ultimate trend rate of 5% by the year 2019.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and other postretirement employee benefit obligations and its future expense.

The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2014 pre-tax pension expense:

(millions of dollars)	Impact on U.S. 2014 pre-tax pension (expense)/income		Impact on Non-U.S. 2014 pre-tax pension (expense)/income
One percentage point decrease in discount rate	$—	*	$(5.6)
One percentage point increase in discount rate	$—	*	$5.6
One percentage point decrease in expected return on assets	$(2.6)		$(3.4)
One percentage point increase in expected return on assets	$2.6		$3.4
________________
* A one percentage point increase or decrease in the discount rate would have a negligible impact on the Company’s U.S. 2014 pre-tax pension expense.

The following table illustrates the sensitivity to a change in the discount rate assumption related to the Company’s U.S. OPEB interest expense:

(millions of dollars)	Impact on 2014 pre-tax OPEB interest (expense)/income
One percentage point decrease in discount rate	$(0.5)
One percentage point increase in discount rate	$0.5

The sensitivity to a change in the discount rate assumption related to the Company's total 2014 U.S. OPEB expense is expected to be negligible, as any increase in interest expense will be offset by net actuarial gains.

The following table illustrates the sensitivity to a one-percentage point change in the assumed health care cost trend related to the Company's OPEB obligation and service and interest cost:

	One Percentage Point
(millions of dollars)	Increase	Decrease
Effect on other postretirement employee benefit obligation	$12.6	$(10.9)
Effect on total service and interest cost components	$0.5	$(0.5)

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

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of ASC Topic 605. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2013, the Company has recorded a liability for its best estimate of the more-likely-than-not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At December 31, 2013, the amount of debt with fixed interest rates was 39.6% of total debt, including the impact of the interest rate swaps. Our earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to floating money market rates. A 10% increase or decrease in the average cost of our variable rate debt would result in a change in pre-tax interest expense of approximately $1.7 million, $1.6 million and $1.8 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our most significant currency exposures relate to the British Pound, the Chinese Yuan, the Euro, the Hungarian Forint, the Japanese Yen, the Swedish Krona and the South Korean Won. We mitigate our foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets we serve, by invoicing customers in the same currency as the source of the products and by funding some of our investments in foreign markets through local currency loans and cross-currency swaps. Such non-U.S. Dollar debt was $282.3 million and $258.3 million as of December 31, 2013 and 2012, respectively. We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts in order to reduce exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency. As of December 31, 2013, the Company was holding foreign exchange derivatives with positive and negative fair market values of $3.4 million and $7.4 million, respectively, of which $3.4 million in gains and $7.4 million in losses mature in less than one year.

Commodity Price Risk

Commodity price risk is the possibility that we will incur economic losses due to adverse changes in the cost of raw materials used in the production of our products. Commodity forward and option contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2013, the Company had no forward and option commodity contracts outstanding.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992).

Based on management's assessment and those criteria, we believe that, as of December 31, 2013, the Company's internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2013 as stated in their report.

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

February 13, 2014

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative information regarding market risk, please refer to the discussion in Item 7 of this report under the caption "Quantitative and Qualitative Disclosures about Market Risk."

For information regarding interest rate risk and foreign currency exchange risk, refer to Note 10, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this report. For information regarding the levels of indebtedness subject to interest rate fluctuation, refer to Note 8, “Notes Payable and Long-Term Debt,” to the Consolidated Financial Statements in Item 8 of this report. For information regarding the level of business outside the United States, which is subject to foreign currency exchange rate market risk, refer to Note 18, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BorgWarner Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BorgWarner Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 13, 2014

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(millions of dollars)	2013	2012
ASSETS
Cash	$939.5	$715.7
Receivables, net	1,248.5	1,147.3
Inventories, net	458.1	447.6
Deferred income taxes	68.7	94.7
Prepayments and other current assets	83.7	67.5
Total current assets	2,798.5	2,472.8

Property, plant and equipment, net	1,939.4	1,788.0
Investments and advances	405.1	382.7
Goodwill	1,197.0	1,181.4
Other non-current assets	577.0	575.9
Total assets	$6,917.0	$6,400.8

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$201.6	$243.4
Accounts payable and accrued expenses	1,383.8	1,287.2
Income taxes payable	38.5	72.5
Total current liabilities	1,623.9	1,603.1

Long-term debt	1,021.0	823.8

Other non-current liabilities:
Retirement-related liabilities	312.9	509.7
Other	326.8	318.1
Total other non-current liabilities	639.7	827.8

Capital stock:
Preferred stock, $0.01 par value; authorized shares: 5,000,000; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized shares: 390,000,000; issued shares: (2013 - 246,421,893; 2012 - 246,046,318); outstanding shares: (2013 - 227,932,856; 2012 - 231,145,398)	2.5	1.2
Non-voting common stock, $0.01 par value; authorized shares: 25,000,000; none issued and outstanding	—	—
Capital in excess of par value	1,121.9	1,160.7
Retained earnings	3,177.4	2,611.2
Accumulated other comprehensive loss	(14.0)	(121.3)
Common stock held in treasury, at cost: (2013 - 18,489,037 shares; 2012 - 14,900,920 shares)	(727.2)	(569.2)
Total BorgWarner Inc. stockholders’ equity	3,560.6	3,082.6
Noncontrolling interest	71.8	63.5
Total equity	3,632.4	3,146.1
Total liabilities and equity	$6,917.0	$6,400.8

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2013	2012	2011
Net sales	$7,436.6	$7,183.2	$7,114.7
Cost of sales	5,879.1	5,716.3	5,704.3
Gross profit	1,557.5	1,466.9	1,410.4

Selling, general and administrative expenses	639.7	629.3	621.0
Other expense (income)	62.6	84.7	(8.1)
Operating income	855.2	752.9	797.5

Equity in affiliates’ earnings, net of tax	(43.5)	(42.8)	(38.2)
Interest income	(4.8)	(4.7)	(4.8)
Interest expense and finance charges	34.2	39.4	74.6
Earnings before income taxes and noncontrolling interest	869.3	761.0	765.9

Provision for income taxes	218.3	238.6	195.3
Net earnings	651.0	522.4	570.6

Net earnings attributable to the noncontrolling interest, net of tax	26.7	21.5	20.5
Net earnings attributable to BorgWarner Inc.	$624.3	$500.9	$550.1

Earnings per share — basic	$2.73	$2.22	$2.52

Earnings per share — diluted*	$2.70	$2.09	$2.22

Weighted average shares outstanding:
Basic	228.600	225.304	218.458
Diluted	231.337	242.754	256.936

Dividends declared per share	$0.25	$—	$—

* The Company's diluted earnings per share for the years ended December 31, 2012 and 2011 includes the impact of the Company's 3.50% convertible senior notes and associated warrants. Refer to Note 16, "Earnings Per Share," for further information on the diluted earnings per share calculation.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Net earnings attributable to BorgWarner Inc.	$624.3	$500.9	$550.1

Other comprehensive income (loss)
Foreign currency translation adjustments	40.3	55.0	(62.2)
Hedge instruments	21.2	13.3	(5.7)
Defined benefit postretirement plans	44.3	(38.6)	(29.1)
Other	1.5	(0.2)	(0.1)
Total other comprehensive income (loss) attributable to BorgWarner Inc.	107.3	29.5	(97.1)

Comprehensive income attributable to BorgWarner Inc.	731.6	530.4	453.0
Comprehensive income (loss) attributable to the noncontrolling interest	1.7	2.8	(1.3)
Comprehensive income	$733.3	$533.2	$451.7

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
OPERATING
Net earnings	$651.0	$522.4	$570.6
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	272.7	260.2	252.2
Amortization of intangible assets and other	26.7	28.4	30.8
Loss from disposal activities, net of cash paid	—	31.7	21.5
Restructuring expense, net of cash paid	48.5	23.3	—
Stock-based compensation expense	36.6	56.7	21.8
Deferred income tax benefit	(22.9)	(10.7)	(1.1)
Bond amortization	—	5.3	20.3
Equity in affiliates’ earnings, net of dividends received, and other	(21.3)	(13.0)	(7.8)
Net earnings adjusted for non-cash charges to operations	991.3	904.3	908.3
Changes in assets and liabilities:
Receivables	(91.7)	43.8	(150.6)
Inventories	(14.8)	(5.3)	(38.6)
Prepayments and other current assets	(14.2)	(15.4)	(2.4)
Accounts payable and accrued expenses	33.1	(27.1)	53.0
Income taxes payable	(30.0)	44.9	(15.4)
Other non-current assets and liabilities	(154.9)	(66.5)	(46.1)
Net cash provided by operating activities	718.8	878.7	708.2
INVESTING
Capital expenditures, including tooling outlays	(417.8)	(407.4)	(393.7)
Net proceeds from asset disposals	23.9	5.4	7.9
Payments for businesses acquired, net of cash acquired	—	—	(203.7)
Net proceeds from sale of businesses	9.1	56.8	25.0
Net cash used in investing activities	(384.8)	(345.2)	(564.5)
FINANCING
Net (decrease) increase in notes payable	(44.4)	12.8	67.6
Additions to long-term debt, net of debt issuance costs	289.5	313.9	364.6
Repayments of long-term debt, including current portion	(77.0)	(246.4)	(309.1)
Proceeds from accounts receivable securitization facility	—	30.0	—
Payments for purchase of treasury stock	(225.5)	(295.9)	(357.6)
Proceeds from stock options exercised, including the tax benefit	33.0	52.0	53.0
Taxes paid on employees' restricted stock award vestings	(40.9)	(18.1)	(14.4)
Purchase of noncontrolling interest	—	(15.0)	(29.4)
Capital contribution from noncontrolling interest	—	—	19.5
Dividends paid to BorgWarner stockholders	(56.8)	—	—
Dividends paid to noncontrolling stockholders	(13.3)	(21.9)	(13.9)
Net cash used in financing activities	(135.4)	(188.6)	(219.7)
Effect of exchange rate changes on cash	25.2	11.2	(14.3)
Net increase (decrease) in cash	223.8	356.1	(90.3)
Cash at beginning of year	715.7	359.6	449.9
Cash at end of year	$939.5	$715.7	$359.6
SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the year for:
Interest	$50.4	$57.0	$68.5
Income taxes	$252.9	$158.9	$175.5
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Number of shares		BorgWarner Inc. stockholder's equity
(millions of dollars, except share data)	Issued common stock	Common stock held in treasury	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, January 1, 2011	240,172,412	(15,539,524)	$1.2	$1,100.4	$(349.5)	$1,560.2	$(53.7)	$51.2
Dividends declared	—	—	—	—	—	—	—	(22.0)
Stock incentive plans	2,040,750	—	—	38.7	—	—	—	—
Executive stock plan	208,410	—	—	6.8	—	—	—	—
Net issuance of restricted stock	209,838	—	—	15.0	—	—	—	—
Purchase of treasury stock	—	(10,062,962)	—	—	(357.6)	—	—	—
Net earnings	—	—	—	—	—	550.1	—	20.5
Other comprehensive income	—	—	—	—	—	—	(97.1)	(1.3)
Capital contribution from noncontrolling interest	—	—	—	—	—	—	—	19.5
BorgWarner Vikas Emissions India Private Limited acquisition	—	—	—	(26.6)	—	—	—	(2.8)
Balance, December 31, 2011	242,631,410	(25,602,486)	$1.2	$1,134.3	$(707.1)	$2,110.3	$(150.8)	$65.1
Dividends declared	—	—	—	—	—	—	—	(18.9)
Stock incentive plans	1,555,850	—	—	52.0	—	—	—	—
Executive stock plan	1,076,360	—	—	39.3	—	—	—	—
Net issuance of restricted stock	782,698	(482,500)	—	21.2	(18.1)	—	—	—
Purchase of treasury stock	—	(8,311,388)	—	—	(295.9)	—	—	—
Convertible bond settlement	—	22,765,542	—	(243.5)	617.3	—	—	—
Convertible bond - hedge settlement	—	(12,979,396)	—	503.9	(503.9)	—	—	—
Convertible bond - warrant settlement	—	9,709,308	—	(338.5)	338.5	—	—	—
Net earnings	—	—	—	—	—	500.9	—	21.5
Other comprehensive income	—	—	—	—	—	—	29.5	2.8
BorgWarner BERU Systems Korea Co., Ltd. acquisition	—	—	—	(8.0)	—	—	—	(7.0)
Balance, December 31, 2012	246,046,318	(14,900,920)	$1.2	$1,160.7	$(569.2)	$2,611.2	$(121.3)	$63.5
Dividends declared	—	—	—	—	—	(56.8)	—	(20.1)
Stock incentive plans	8,200	861,866	—	33.0	—	—	—	—
Net issuance for executive stock plan	—	644,638	—	10.8	—	—	—	—
Net issuance of restricted stock	367,375	148,485	—	(82.6)	67.5	—	—	—
Purchase of treasury stock	—	(5,243,106)	—	—	(225.5)	—	—	—
Stock split	—	—	1.3	—	—	(1.3)	—	—
Net earnings	—	—	—	—	—	624.3	—	26.7
Other comprehensive income	—	—	—	—	—	—	107.3	1.7
Balance, December 31, 2013	246,421,893	(18,489,037)	$2.5	$1,121.9	$(727.2)	$3,177.4	$(14.0)	$71.8

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

Basis of presentation In 2012, the Company retrospectively adopted the amendment to Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income," which requires companies to separately disclose reclassifications from other comprehensive income into net income on the face of the financial statements. Prior year balances within the Consolidated Statements of Comprehensive Income conform to this requirement. Certain prior period amounts have been reclassified to conform to current period presentation.

On November 13, 2013, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend on its common stock. To implement this stock split, shares of common stock were issued on December 16, 2013 to stockholders of record as of the close of business on December 2, 2013. All prior year share and per share amounts disclosed in this document have been restated to reflect the two-for-one stock split.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories, net Inventories are valued at the lower of cost or market. Cost of U.S. inventories is determined using the last-in, first-out (“LIFO”) method, while the foreign operations use the first-in, first-out (“FIFO”) or average-cost methods. Inventory held by U.S. operations was $109.3 million and $102.1 million at December 31, 2013 and 2012, respectively. Such inventories, if valued at current cost instead of LIFO, would have been greater by $16.0 million at December 31, 2013 and 2012.

See Note 5 to the Consolidated Financial Statements for more information on inventories, net.

Pre-production costs related to long-term supply arrangements Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to five years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee for lump sum reimbursement from the customer are capitalized in prepayments and other current assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of long-lived assets, including definite-lived intangible assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other amortizing intangible assets, when events and circumstances warrant such a review under Accounting Standards Codification ("ASC") Topic 360. In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In assessing long-lived assets for impairment, management generally considers individual facilities the lowest level for which identifiable cash flows are largely independent. A recoverability review is performed using the undiscounted cash flows if there is a triggering event. If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a fair value analysis. Management determines fair value under ASC Topic 820 using the appropriate valuation technique of market, income or cost approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Gross R&D expenditures	$350.4	$309.3	$294.7
Customer reimbursements	(47.2)	(43.4)	(51.0)
Net R&D expenditures	$303.2	$265.9	$243.7

Net R&D expenditures as a percentage of net sales were 4.1%, 3.7% and 3.4% in the years ended December 31, 2013, 2012 and 2011, respectively. The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of net R&D expenditures in any of the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3    OTHER EXPENSE (INCOME)

The following table presents items included in other expense (income):

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Restructuring expense	$52.3	$27.4	$—
Program termination agreement	11.3	—	—
Retirement related obligations	5.9	17.3	—
Loss from disposal activities	—	39.7	21.5
Patent infringement settlement, net of legal costs incurred	—	—	(29.1)
Other	(6.9)	0.3	(0.5)
Other expense (income)	$62.6	$84.7	$(8.1)

During the fourth quarter of 2013, the Company recorded restructuring expense of $52.3 million primarily related to the initiation of Drivetrain segment actions designed to improve future profitability and competitiveness. Included in this restructuring expense are asset impairment expenses of $37.3 million, employee termination benefits of $10.4 million and $4.6 million of other expense. Asset impairment charges recorded in 2013 primarily relate to the write-down of machinery and equipment and intangible assets associated with the announced closure of certain European facilities within the Company's Drivetrain segment. The employee termination costs relate to approximately 300 employees primarily in Europe. It is expected the liability for these benefits will be paid out by the middle of 2015.

During the first quarter of 2013, the Company recorded an $11.3 million expense related to a program termination agreement, which was paid in the second and third quarters of 2013.

During the fourth quarter of 2012, the Company waived the forfeiture provision associated with future restricted stock grants made to certain retiring Named Executive Officers ("NEOs"). The Company recorded a $5.9 million retirement related obligation primarily related to a first quarter 2013 grant of restricted stock awards to these NEOs.

During the fourth quarter of 2012, the Company recorded retirement related obligations of $17.3 million comprised of a $5.7 million loss resulting from the settlement of a portion of the Muncie Plant's pension obligation and an $11.6 million expense associated with the retirement of certain NEOs. Refer to Notes 11 and 12 to the Consolidated Financial Statements for further information regarding the Muncie Plant's settlement loss and the Company's decision to waive the forfeiture provisions of existing restricted stock and performance share grants made to certain retiring NEOs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 17 to the Consolidated Financial Statements for information regarding the Company's 2011 loss from disposal activities.

NOTE 4	INCOME TAXES

Earnings before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Earnings before income taxes:
U.S.	$136.2	$132.3	$119.2
Non-U.S.	733.1	628.7	646.7
Total	$869.3	$761.0	$765.9
Provision for income taxes:
Current:
Federal	$27.7	$59.8	$31.8
State	2.6	3.4	1.7
Foreign	211.1	186.1	162.9
Total current	241.4	249.3	196.4
Deferred:
Federal	(2.3)	19.6	17.3
State	(7.3)	(0.1)	0.1
Foreign	(13.5)	(30.2)	(18.5)
Total deferred	(23.1)	(10.7)	(1.1)
Total provision for income taxes	$218.3	$238.6	$195.3

The provision for income taxes resulted in an effective tax rate of 25.1%, 31.4% and 25.5% for the years ended December 31, 2013, 2012 and 2011, respectively. An analysis of the differences between the effective tax rate and the U.S. statutory rate for the years ended December 31, 2013, 2012 and 2011 is presented below.

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Income taxes at U.S. statutory rate of 35%	$304.3	$266.4	$268.1
Increases (decreases) resulting from:
State taxes, net of federal benefit	2.3	2.2	1.1
U.S. tax on non-U.S. earnings	(2.8)	22.3	9.4
Affiliates' earnings	(15.6)	(15.0)	(13.4)
Foreign rate differential	(73.4)	(57.9)	(60.0)
Tax holidays	(15.6)	(27.0)	(21.3)
Withholding taxes	15.4	12.3	10.9
Impairments and write-offs	5.2	15.9	6.4
Tax credits	(6.9)	(2.3)	(4.0)
Reserve adjustments, settlements and claims	0.5	12.9	(1.0)
Valuation allowance adjustments	(1.4)	9.7	(5.3)
Other	6.3	(0.9)	4.4
Provision for income taxes, as reported	$218.3	$238.6	$195.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's provision for income taxes for the year ended December 31, 2013, includes tax benefits of $7.1 million, $3.8 million and $2.1 million related to restructuring expense, program termination agreement and retirement related obligations discussed in Note 3. This rate also includes a net tax benefit of $11.7 million, which is comprised of tax benefits of $6.7 million related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, $2.2 million related to 2012 provision to return and other tax adjustments and $8.0 million related to the reversal of certain state deferred tax asset valuation allowances, partially offset by a $5.2 million tax expense related to comprehensive income and other tax adjustments.

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

A roll forward of the Company's total gross unrecognized tax benefits for the years ended December 31, 2013 and 2012, respectively, is presented below. Of the total $22.9 million of unrecognized tax benefits as of December 31, 2013, approximately $15.7 million of the total represents the amount, if recognized, would affect the Company's effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in the U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

(millions of dollars)	2013	2012
Balance, January 1	$25.8	$26.2
Additions based on tax positions related to current year	1.7	2.0
Additions for tax positions of prior years	12.5	13.4
Reductions for closure of tax audits and settlements	(17.7)	(14.6)
Reductions for lapse in statute of limitations	(0.2)	(1.7)
Translation adjustment	0.8	0.5
Balance, December 31	$22.9	$25.8

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The amount recognized in income tax expense for 2013 and 2012 is $1.0 million and $0.5 million, respectively. The Company has an accrual of approximately $8.4 million and $8.3 million for the payment of interest and penalties at December 31, 2013 and 2012, respectively. During the year ended December 31, 2013 the Company paid $14.9 million for the settlement of audits and resulting amended returns in certain foreign jurisdictions. Possible changes within the next 12 months related to other examinations cannot be reasonably estimated at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal, various state jurisdictions and various foreign jurisdictions. In certain tax jurisdictions, the Company may have more than one taxpayer. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Years no longer subject to audit	Tax jurisdiction	Years no longer subject to audit
U.S. Federal	2010 and prior	Hungary	2008 and prior
China	2007 and prior	Japan	2011 and prior
France	2007 and prior	South Korea	2007 and prior
Germany	2007 and prior	Sweden	2007 and prior

The gross components of deferred tax assets and liabilities as of December 31, 2013 and 2012 consist of the following:

	December 31,
(millions of dollars)	2013	2012
Deferred tax assets:
Foreign tax credits	$145.9	$146.0
Employee compensation	40.6	53.1
Other comprehensive income	79.3	113.7
Research and development capitalization	132.4	102.5
Net operating loss and capital loss carryforwards	46.4	44.3
Pension and other postretirement benefits	36.5	37.7
Other	75.8	44.1
Total deferred tax assets	$556.9	$541.4
Valuation allowance	(34.2)	(35.0)
Net deferred tax asset	$522.7	$506.4
Deferred tax liabilities:
Goodwill and intangible assets	(139.5)	(130.9)
Fixed assets	(105.4)	(101.9)
Other	(36.7)	(25.6)
Total deferred tax liabilities	$(281.6)	$(258.4)
Net deferred taxes	$241.1	$248.0

At December 31, 2013, certain non-U.S. subsidiaries have net operating loss carryforwards totaling $58.0 million available to offset future taxable income. Of the total $58.0 million, $48.4 million expire at various dates from 2014 through 2033 and the remaining $9.6 million have no expiration date. The Company has a valuation allowance of $1.5 million recorded on $4.9 million of non-U.S. net operating loss carryforwards. Certain U.S. subsidiaries have state net operating loss carryforwards totaling $501.4 million which are partially offset by a valuation allowance of $300.8 million. Certain non-U.S. subsidiaries located in China, Korea and Poland had tax exemptions or tax holidays, which reduced tax expense approximately $15.6 million and $26.7 million in 2013 and 2012, respectively. The tax holiday in Poland expired at the end of 2013. The U.S. has foreign tax credit carryforwards of $145.9 million, which expire at various dates from 2017 through 2020.

The Company is not required to provide U.S. federal or state income taxes on cumulative undistributed earnings of foreign subsidiaries when such earnings are considered permanently reinvested. The Company's policy is to evaluate this assertion on a quarterly basis. During the second quarter of 2012, the Company changed the assertion for some of its foreign subsidiaries to provide management additional financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flexibility. At December 31, 2013, the Company's deferred tax liability associated with unremitted foreign earnings was $18.7 million.

The Company has not recorded deferred income taxes on the difference between the book and tax basis of investments in foreign subsidiaries or foreign equity affiliates totaling approximately $2.3 billion in 2013, as these amounts are essentially permanent in nature. The difference will become taxable upon repatriation of assets, sale or liquidation of the investment. Due to fluctuation in tax laws around the world and fluctuations in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on this difference because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5	BALANCE SHEET INFORMATION

Detailed balance sheet data is as follows:

	December 31,
(millions of dollars)	2013	2012
Receivables, net:
Customers	$1,067.5	$1,014.6
Other	183.1	134.8
Gross receivables	1,250.6	1,149.4
Bad debt allowance(a)	(2.1)	(2.1)
Total receivables, net	$1,248.5	$1,147.3
Inventories, net:
Raw material and supplies	$279.8	$264.0
Work in progress	78.0	82.0
Finished goods	116.3	117.6
FIFO inventories	474.1	463.6
LIFO reserve	(16.0)	(16.0)
Total inventories, net	$458.1	$447.6
Prepayments and other current assets:
Prepaid tooling	$37.1	$39.1
Prepaid taxes	12.3	0.7
Derivatives	3.4	5.7
Other	30.9	22.0
Total prepayments and other current assets	$83.7	$67.5
Property, plant and equipment, net:
Land and land use rights	$87.2	$76.4
Buildings	666.7	640.8
Machinery and equipment	1,897.5	2,282.4
Capital leases	2.4	2.3
Construction in progress	272.3	243.7
Property, plant and equipment, gross	2,926.1	3,245.6
Accumulated depreciation	(1,099.3)	(1,567.0)
Property, plant & equipment, net, excluding tooling	1,826.8	1,678.6
Tooling, net of amortization	112.6	109.4
Property, plant & equipment, net	$1,939.4	$1,788.0
Investments and advances:
Investment in equity affiliates	$201.5	$217.7
Other investments and advances	203.6	165.0
Total investments and advances	$405.1	$382.7
Other non-current assets:
Deferred income taxes	$257.6	$244.1
Other intangible assets	169.5	206.3
Product liability insurance asset	96.7	85.6
Other	53.2	39.9
Total other non-current assets	$577.0	$575.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(millions of dollars)	2013	2012
Accounts payable and accrued expenses:
Trade payables	$872.6	$815.4
Trade payables for capital expenditures	62.8	39.8
Payroll and employee related	184.6	180.7
Customer related	49.7	36.3
Product liability	41.1	36.5
Product warranties	38.4	33.1
Retirement related	21.8	27.9
Dividends payable to noncontrolling shareholders	16.7	9.5
Interest	12.0	11.7
Severance	11.3	8.9
Insurance	8.2	9.2
Legal and professional fees	7.8	4.2
Derivatives	7.4	9.8
Current deferred income taxes	3.9	1.4
Environmental	1.1	1.6
Other	44.4	61.2
Total accounts payable and accrued expenses	$1,383.8	$1,287.2
Other non-current liabilities:
Deferred income taxes	$81.3	$89.4
Product liability	55.6	49.1
Deferred revenue	46.2	30.5
Product warranties	34.3	31.8
Cross-currency swaps and derivatives	24.3	58.1
Environmental	2.9	2.3
Other	82.2	56.9
Total other non-current liabilities	$326.8	$318.1

(a) Bad debt allowance:	2013	2012	2011
Beginning balance, January 1	$(2.1)	$(4.3)	$(4.0)
Provision	(0.3)	(0.8)	(1.4)
Write-offs	0.4	3.0	1.0
Translation adjustment and other	(0.1)	—	0.1
Ending balance, December 31	$(2.1)	$(2.1)	$(4.3)

As of December 31, 2013 and December 31, 2012, accounts payable of $62.8 million and $39.8 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the years ended December 31, 2013 and 2012 were $11.9 million and $17.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NSK-Warner KK ("NSK-Warner")

The Company has a 50% interest in NSK-Warner, a joint venture based in Japan that manufactures automatic transmission components. The Company's share of the earnings reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner is the joint venture partner with a 40% interest in the Drivetrain Group's South Korean subsidiary, BorgWarner Transmission Systems Korea Inc. Dividends from NSK-Warner were $31.0 million, $28.1 million and $33.4 million in calendar years ended December 31, 2013, 2012 and 2011, respectively.

NSK-Warner has a fiscal year-end of March 31. The Company's equity in the earnings of NSK-Warner consists of the 12 months ended November 30. Following is summarized financial data for NSK-Warner, translated using the ending or periodic rates, as of and for the years ended November 30, 2013, 2012 and 2011 (unaudited):

	November 30,
(millions of dollars)	2013	2012
Balance sheets:
Cash and securities	$118.3	$123.3
Current assets, including cash and securities	313.6	320.0
Non-current assets	156.1	175.3
Current liabilities	166.8	147.4
Non-current liabilities	40.7	50.2
Total equity	262.2	297.7

	Year Ended November 30,
(millions of dollars)	2013	2012	2011
Statements of operations:
Net sales	$604.0	$696.7	$655.2
Gross profit	126.6	138.2	128.5
Net earnings	68.3	68.5	61.6

NSK-Warner had no debt outstanding as of November 30, 2013 and 2012. Purchases by the Company from NSK-Warner were $22.8 million, $22.8 million and $16.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

During the fourth quarter of 2013, the Company performed a qualitative analysis on each reporting unit and determined it was more-likely-than-not the fair value exceeded the carrying value of these reporting units. For the reporting unit with recent restructuring activity, the Company performed a quantitative, "step one," goodwill impairment analysis, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this goodwill impairment analysis is the Company's annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five year projection of future cash flows based on actual new products and customer commitments and assumes the last year of the LRP data is a fair indication of the future performance. Because the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company's facts and circumstances.

The Company believes the assumptions and estimates used to determine its estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company's December 31, 2013 goodwill quantitative, "step one," impairment review are as follows:

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

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2013 indicated the Company's goodwill assigned to the reporting unit quantitatively assessed was not impaired. Additionally, a sensitivity analysis was completed indicating a 1% increase in the discount rate or a 1% decrease in the operating margin assumptions would not result in the carrying value exceeding the fair value of the reporting unit quantitatively assessed.

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	2013		2012
(millions of dollars)	Engine	Drivetrain	Engine	Drivetrain
Gross goodwill balance, January 1	$1,324.1	$359.3	$1,334.7	$353.5
Accumulated impairment losses, January 1	(501.8)	(0.2)	(501.8)	(0.2)
Net goodwill balance, January 1	$822.3	$359.1	$832.9	$353.3
Goodwill during the year:
Divestitures*	(4.6)	—	(16.9)	—
Translation adjustment and other	12.4	7.8	6.3	5.8
Ending balance, December 31	$830.1	$366.9	$822.3	$359.1
________________
* Goodwill divested relates to the Company's 2012 sale of the spark plug business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

	December 31, 2013			December 31, 2012
(millions of dollars)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	$85.9	$36.5	$49.4	$80.0	$26.2	$53.8
Customer relationships	201.8	111.4	90.4	216.3	100.0	116.3
Miscellaneous	2.9	2.9	—	2.9	2.9	—
Total amortized intangible assets	290.6	150.8	139.8	299.2	129.1	170.1
In-process R&D	10.8	—	10.8	10.8	—	10.8
Unamortized trade names	18.9	—	18.9	25.4	—	25.4
Total other intangible assets	$320.3	$150.8	$169.5	$335.4	$129.1	$206.3

Amortization of other intangible assets was $26.7 million, $28.4 million and $30.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated useful lives of the Company's amortized intangible assets range from three to 15 years. The Company utilizes the straight line method of amortization recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is as follows: $25.4 million in 2014, $16.4 million in 2015, $16.3 million in 2016, $14.9 million in 2017 and $13.3 million in 2018.

A roll forward of the gross carrying amounts of the Company's other intangible assets is presented below:

(millions of dollars)	2013	2012
Beginning balance, January 1	$335.4	$341.7
Impairment*	(26.4)	—
Divestitures**	(1.1)	(15.7)
Translation adjustment	12.4	9.4
Ending balance, December 31	$320.3	$335.4
________________

*	Impairment relates to Drivetrain customer relationships and Engine unamortized trade names. The impairment charges are recorded in restructuring expense in Other expense (income).

**	Divestitures relate to the Company's 2012 sale of the spark plug business.

A roll forward of the accumulated amortization associated with the Company's other intangible assets is presented below:

(millions of dollars)	2013	2012
Beginning balance, January 1	$129.1	$98.4
Amortization	26.7	28.4
Impairment*	(13.9)	—
Divestitures**	(0.4)	(0.6)
Translation adjustment	9.3	2.9
Ending balance, December 31	$150.8	$129.1
________________

*	Impairment relates to Drivetrain customer relationships and Engine unamortized trade names. The impairment charges are recorded in restructuring expense in Other expense (income).
** Divestitures relate to the Company's 2012 sale of the spark plug business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7	PRODUCT WARRANTY

The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2013 and 2012 were as follows:

(millions of dollars)	2013	2012
Beginning balance, January 1	$64.9	$72.7
Provisions	43.1	33.7
Payments	(36.7)	(42.8)
Translation adjustment	1.4	1.3
Ending balance, December 31	$72.7	$64.9

The product warranty liability is classified in the Consolidated Balance Sheets as follows:

	December 31,
(millions of dollars)	2013	2012
Accounts payable and accrued expenses	$38.4	$33.1
Other non-current liabilities	34.3	31.8
Total product warranty liability	$72.7	$64.9

NOTE 8	NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2013 and 2012, the Company had short-term and long-term debt outstanding as follows:

	December 31,
(millions of dollars)	2013	2012
Short-term debt
Short-term borrowings	$84.8	$129.1
Receivables securitization	110.0	110.0
Total short-term debt	$194.8	$239.1

Long-term debt
5.75% Senior notes due 11/01/16 ($150 million par value)	$149.7	$149.6
8.00% Senior notes due 10/01/19 ($134 million par value)	133.9	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	248.2	247.9
7.125% Senior notes due 02/15/29 ($121 million par value)	119.4	119.4
Multi-currency revolving credit facility	320.0	140.0
Term loan facilities and other	40.4	17.1
Unamortized portion of debt derivatives	16.2	20.2
Total long-term debt	$1,027.8	$828.1
Less: current portion	6.8	4.3
Long-term debt, net of current portion	$1,021.0	$823.8

The weighted average interest rate on all borrowings outstanding as of December 31, 2013 and 2012 was 3.7% and 4.0%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual principal payments required as of December 31, 2013 are as follows :

(millions of dollars)
2014	$201.6
2015	25.1
2016	478.5
2017	—
2018	—
After 2018	520.9
Total payments	$1,226.1
Less: unamortized discounts	3.5
Total	$1,222.6

The Company's long-term debt includes various financial covenants, none of which are expected to restrict future operations.

The Company's multi-currency revolving credit facility includes a feature that allows the Company's borrowings to be increased to $1 billion. Utilizing this feature, on April 12, 2013, the Company increased its multi-currency revolving credit facility from $650 million to $750 million. The credit facility provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The Company has two key financial covenants, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at December 31, 2013 and expects to remain compliant in future periods. At December 31, 2013 and 2012, the Company had outstanding borrowings of $320.0 million and $140.0 million, respectively, under this facility.

On April 9, 2009, the Company issued $373.8 million in convertible senior notes, which were settled in April 2012 by delivering approximately 22.8 million shares of common stock held in treasury to the note holders. The settlement resulted in a reduction in the current portion of long-term debt of $373.8 million, a reduction in common stock held in treasury of $617.3 million and a reduction in capital in excess of par value of $243.5 million. Prior to the settlement, the Company accreted the discounted carrying value of the convertible notes to their face value over the term of the notes.

The total interest expense related to the convertible senior notes in the Company’s Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Interest expense	$—	$9.0	33.1
Non-cash portion	—	5.3	20.0

In conjunction with the convertible senior note offering, the Company entered into a bond hedge overlay, including both call options and warrants, at a net pre-tax cost of $25.2 million, effectively raising the conversion premium to 50%, or approximately $19.31 per share. On April 16, 2012, the Company settled the call option portion of the bond hedge overlay, receiving approximately 13.0 million shares of its common stock. The settlement resulted in an increase to common stock held in treasury of $503.9 million offset by an increase to capital in excess of par value of $503.9 million.

During the third and fourth quarters of 2012, the Company settled the warrants included in the bond hedge overlay, delivering approximately 9.8 million shares of its common stock held in treasury, resulting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in a decrease to common stock held in treasury of $338.5 million offset by a decrease to capital in excess of par value of $338.5 million.

As of December 31, 2013 and 2012, the estimated fair values of the Company's senior unsecured notes totaled $729.7 million and $770.3 million, respectively. The estimated fair values were $78.5 million and $119.5 million higher than their carrying value at December 31, 2013 and 2012, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying value of the Company's multi-currency revolving credit facility is equal to its fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $27.8 million and $59.1 million at December 31, 2013 and 2012, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables classify assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

		Basis of fair value measurements
	Balance at December 31, 2013	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
(millions of dollars)
Assets:
Foreign currency contracts	$3.4	$—	$3.4	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$35.6	$—	$35.6	$—	C
Liabilities:
Foreign currency contracts	$7.4	$—	$7.4	$—	A
Net investment hedge contracts	$24.3	$—	$24.3	$—	A

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2012	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$5.9	$—	$5.9	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$41.0	$—	$41.0	$—	C
Liabilities:
Foreign currency contracts	$9.8	$—	$9.8	$—	A
Net investment hedge contracts	$58.1	$—	$58.1	$—	A

The following tables classify the Company's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2013 and 2012:

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2013	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
U.S. Plans:
Fixed income securities	$147.2	$—	$147.2	$—	A
Equity securities	100.9	50.5	50.4	—	A
Real estate and other	26.0	—	26.0	—	A
	$274.1	$50.5	$223.6	$—
Non-U.S. Plans:
Fixed income securities	$143.7	$—	$143.7	$—	A
Equity securities	188.2	70.5	117.7	—	A
Real estate and other	13.1	—	13.1	—	A
	$345.0	$70.5	$274.5	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2012	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
U.S. Plans:
Fixed income securities	$157.4	$—	$157.4	$—	A
Equity securities	100.0	48.9	51.1	—	A
Real estate and other	25.3	—	25.3	—	A
	$282.7	$48.9	$233.8	$—
Non-U.S. Plans:
Fixed income securities	$67.3	$—	$67.3	$—	A
Equity securities	99.0	—	99.0	—	A
Real estate and other	11.6	—	11.6	—	A
	$177.9	$—	$177.9	$—

Refer to Note 11 to the Consolidated Financial Statements for more detail surrounding the defined plan’s asset investment policies and strategies, target allocation percentages and expected return on plan asset assumptions.

NOTE 10	FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At December 31, 2013 and 2012, the Company had no derivative contracts that contained credit risk related contingent features.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At December 31, 2013 and 2012, the following cross-currency swaps were outstanding:

	Cross-currency swaps
(millions of dollars)	Notional in USD	Notional in local currency	Duration
Floating $ to Floating €	$75.0	€58.5	Oct - 19
Floating $ to Floating ¥	$150.0	¥17,581.5	Nov - 16

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. The Company did not have any commodity derivative contracts outstanding at December 31, 2013 and 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013 and 2012, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency December 31, 2013	Notional in traded currency December 31, 2012	Duration
Brazilian real	US dollar	19.3	—	Dec - 14
British pound	Euro	—	28.8	Dec - 13
Chinese yuan	Japanese yen	215.0	—	Feb - 14
Chinese yuan	US dollar	12.3	—	Dec - 14
Euro	British pound	3.0	4.7	Dec - 14
Euro	Hungarian forint	6,430.5	9,300.0	Dec - 14
Euro	Japanese yen	5,830.7	6,760.0	Dec - 14
Euro	Korean won	663.1	—	Jul - 14
Euro	Polish zloty	96.0	87.4	Dec - 14
Euro	US dollar	29.4	15.2	Dec - 14
Hungarian forint	Euro	6.6	—	Dec - 14
Japanese yen	Chinese yuan	84.0	—	Dec - 14
Japanese yen	Korean Won	5,715.5	—	Dec - 14
Japanese yen	US dollar	4.2	9.5	Dec - 14
Korean won	Euro	23.6	32.4	Dec - 14
Korean won	Japanese yen	380.5	—	Aug - 14
Korean won	US dollar	—	17.5	Dec - 13
Mexican peso	US dollar	—	20.9	Dec - 13
Swedish krona	Euro	33.7	—	Dec - 14
US dollar	Indian rupee	—	111.1	Oct - 13
US dollar	Japanese yen	3,209.3	3,000.0	Sept - 14

At December 31, 2013 and 2012, the following amounts were recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(millions of dollars)	Location	December 31, 2013	December 31, 2012	Location	December 31, 2013	December 31, 2012
Foreign currency	Prepayments and other current assets	$3.4	$5.7	Accounts payable and accrued expenses	$7.4	$9.8
	Other non-current assets	$—	$0.2	Other non-current liabilities	$—	$—
Net investment hedges	Other non-current assets	$—	$—	Other non-current liabilities	$24.3	$58.1

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at December 31, 2013 market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
(millions of dollars)	December 31, 2013	December 31, 2012
Foreign currency	$(3.7)	$(3.5)	$(3.7)
Net investment hedges	(22.1)	(54.5)	—
Total	$(25.8)	$(58.0)	$(3.7)

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
		Year Ended December 31,			Year Ended December 31,
(millions of dollars)	Location	2013	2012	Location	2013	2012
Foreign currency	Sales	$1.7	$5.3	SG&A expense	$0.2	$—
Foreign currency	Cost of goods sold	$(13.9)	$3.5	SG&A expense	$(1.5)	$0.1
Foreign currency	SG&A expense	$(0.4)	$—	SG&A expense	$—	$—
Net investment hedges	N/A			Interest expense	$1.3	$2.3

At December 31, 2013, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

NOTE 11	RETIREMENT BENEFIT PLANS

The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans was $24.9 million, $24.8 million and $18.9 million in the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has a number of defined benefit pension plans and other postretirement employee benefit plans covering eligible salaried and hourly employees and their dependents. The defined pension benefits provided are primarily based on (i) years of service and (ii) average compensation or a monthly retirement benefit amount. The Company provides defined benefit pension plans in France, Germany, Ireland, Italy, Japan, Mexico, Monaco, South Korea, Sweden, U.K. and the U.S. The other postretirement employee benefit plans, which provide medical and life insurance benefits, are unfunded plans. All pension and other postretirement employee benefit plans in the U.S. have been closed to new employees since 1999. The measurement date for all plans is December 31.

On February 26, 2009, the Company's subsidiary BorgWarner Diversified Transmission Products Inc. ("DTP"), entered into a Plant Shutdown Agreement with the United Auto Workers ("UAW") for its Muncie, Indiana automotive component plant (the "Muncie Plant"). Management subsequently wound-down production activity at the plant, with operations effectively ceased as of March 31, 2009. The Plant Shutdown Agreement included terms allowing for lump sum payment of the pension obligation for certain participants if funding of the plan exceeded a defined level. In accordance with these terms, in December 2012, the Company settled a portion of the pension obligation resulting in a non-cash loss of $5.7 million, which was recorded in other expense (income) within the Consolidated Statement of Operations.

On March 24, 2010, the Company finalized its settlement agreement regarding the closure of the Muncie Plant with the Pension Benefit Guaranty Corporation ("PBGC") in which the Company agreed to make certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the expenses for the Company's defined contribution and defined benefit pension plans and the other postretirement defined employee benefit plans.

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Defined contribution expense	$24.9	$24.8	$18.9
Defined benefit pension expense	24.3	27.3	17.5
Other postretirement employee benefit expense	5.7	11.1	13.5
Total	$54.9	$63.2	$49.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a roll forward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets.

	Pension benefits				Other postretirement
	Year Ended December 31,				employee benefits
	2013		2012		Year Ended December 31,
(millions of dollars)	US	Non-US	US	Non-US	2013	2012
Change in projected benefit obligation:
Projected benefit obligation, January 1	$330.1	$447.6	$337.4	$344.3	$220.5	$251.0
Service cost	—	12.4	—	9.1	0.4	0.5
Interest cost	11.6	16.6	14.3	17.2	6.8	10.1
Plan participants’ contributions	—	0.4	—	0.5	—	—
Plan amendments	—	0.6	—	—	—	(0.3)
Actuarial (gain) loss	(18.7)	11.8	15.5	84.1	(29.7)	(20.7)
Currency translation	—	10.6	—	11.3	—	—
Other	—	(2.7)	—	(4.5)	—	—
Benefits paid	(29.4)	(14.6)	(37.1)	(14.4)	(20.5)	(20.1)
Projected benefit obligation, December 31	$293.6	$482.7	$330.1	$447.6	$177.5	$220.5
Change in plan assets:
Fair value of plan assets, January 1	$282.7	$177.9	$290.4	$154.9
Actual return on plan assets	20.8	23.6	29.4	15.0
Employer contribution	—	150.4	—	18.0
Plan participants’ contribution	—	0.4	—	0.5
Currency translation	—	7.7	—	6.0
Other	—	(0.4)	—	(2.1)
Benefits paid	(29.4)	(14.6)	(37.1)	(14.4)
Fair value of plan assets, December 31	$274.1	$345.0	$282.7	$177.9
Funded status	$(19.5)	$(137.7)	$(47.4)	$(269.7)	$(177.5)	$(220.5)
Amounts in the Consolidated Balance Sheets consist of:
Current liabilities	$(0.1)	$(2.6)	$(0.1)	$(7.0)	$(19.1)	$(20.8)
Non-current liabilities	(19.4)	(135.1)	(47.3)	(262.7)	(158.4)	(199.7)
Net amount	$(19.5)	$(137.7)	$(47.4)	$(269.7)	$(177.5)	$(220.5)
Amounts in accumulated other comprehensive loss consist of:
Net actuarial loss	$115.0	$130.6	$163.8	$135.1	$44.0	$78.7
Net prior service cost (credit)	9.7	1.1	(10.5)	0.5	(36.1)	(42.6)
Net amount*	$124.7	$131.7	$153.3	$135.6	$7.9	$36.1

Total accumulated benefit obligation for all plans	$293.6	$464.8	$330.1	$430.2
________________

*	AOCI shown above does not include our equity investee, NSK-Warner. NSK-Warner had an AOCI loss of $4.9 million and $7.9 million at December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of pension plans with accumulated benefit obligations in excess of plan assets at December 31 is as follows:

	December 31,
(millions of dollars)	2013	2012
Accumulated benefit obligation	$(752.0)	$(757.7)
Plan assets	612.7	458.0
Deficiency	$(139.3)	$(299.7)
Pension deficiency by country:
United States	$(19.5)	$(47.4)
United Kingdom	(15.3)	(22.4)
Germany	(68.6)	(192.4)
Other	(35.9)	(37.5)
Total pension deficiency	$(139.3)	$(299.7)

The weighted average asset allocations of the Company’s funded pension plans and target allocations by asset category are as follows:

	December 31,		Target Allocation
	2013	2012
U.S. Plans:
Real estate and other	9%	9%	5%-15%
Fixed income securities	54%	56%	45%-65%
Equity securities	37%	35%	25%-45%
	100%	100%
Non-U.S. Plans:
Real estate and other	4%	6%	0% - 7%
Fixed income securities	42%	38%	37% - 47%
Equity securities	54%	56%	51% - 61%
	100%	100%

The Company's investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. In each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained in each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2013 and 2012. A portion of pension assets is invested in common and comingled trusts.

In December 2013, the Company made a discretionary contribution of $137.5 million to its German pension plans. The Company expects to contribute a total of $15 million to $25 million into its defined benefit pension plans during 2014. Of the $15 million to $25 million in projected 2014 contributions, $2.8 million are contractually obligated, while any remaining payments would be discretionary.

Refer to Note 9, “Fair Value Measurements," for more detail surrounding the fair value of each major category of plan assets as well as the inputs and valuation techniques used to develop the fair value measurements of the plans' assets at December 31, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See the table below for a breakout of net periodic benefit cost between U.S. and non-U.S. pension plans:

	Pension benefits						Other postretirement employee benefits
	Year Ended December 31,
	2013		2012		2011		Year Ended December 31,
(millions of dollars)	US	Non-US	US	Non-US	US	Non-US	2013	2012	2011
Service cost	$—	$12.4	$—	$9.1	$—	$9.1	$0.4	$0.5	$0.7
Interest cost	11.6	16.6	14.3	17.2	16.1	17.8	6.8	10.1	11.8
Expected return on plan assets	(18.2)	(11.0)	(18.8)	(9.3)	(20.8)	(11.2)	—	—	—
Settlements, curtailments and other	—	0.2	5.7	0.5	—	(0.1)	—	—	—
Amortization of unrecognized prior service benefit	(0.8)	—	(0.7)	—	(0.7)	—	(6.4)	(6.4)	(6.9)
Amortization of unrecognized loss	8.2	5.3	8.1	1.2	6.5	0.8	4.9	6.9	7.9
Net periodic benefit cost	$0.8	$23.5	$8.6	$18.7	$1.1	$16.4	$5.7	$11.1	$13.5

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $11.3 million. The estimated net loss and prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $2.7 million and $(6.4) million, respectively.

The Company's weighted-average assumptions used to determine the benefit obligations for its defined benefit pension and other postretirement employee benefit plans as of December 31, 2013 and 2012 were as follows:

	December 31,
(percent)	2013	2012
U.S. pension plans:
Discount rate	4.41	3.67
Rate of compensation increase	N/A	N/A
U.S. other postretirement employee benefit plans:
Discount rate	4.00	3.25
Rate of compensation increase	N/A	N/A
Non-U.S. pension plans:
Discount rate	3.90	3.86
Rate of compensation increase	2.77	2.72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted-average assumptions used to determine the net periodic benefit cost for its defined benefit pension and other postretirement employee benefit plans for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
(percent)	2013	2012	2011
U.S. pension plans:
Discount rate	3.67	4.42	5.17
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	6.75	6.75	7.50
U.S. other postretirement plans:
Discount rate	3.25	4.25	4.75
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A
Non-U.S. pension plans:
Discount rate	3.86	5.13	5.37
Rate of compensation increase	2.72	2.78	2.80
Expected return on plan assets	6.42	6.49	7.07

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

The estimated future benefit payments for the pension and other postretirement employee benefits are as follows:

	Pension benefits		Other postretirement employee benefits
(millions of dollars)			w/o Medicare Part D reimbursements	with Medicare Part D reimbursements
Year	U.S.	Non-U.S.
2014	$24.0	$17.4	$19.5	$19.5
2015	23.1	20.7	18.7	18.7
2016	23.0	19.3	17.7	17.7
2017	22.2	20.6	17.1	17.1
2018	22.4	21.8	16.6	16.6
2019-2023	103.2	118.4	65.6	65.6

The weighted-average rate of increase in the per capita cost of covered health care benefits is projected to be 7.10% in 2014 for pre-65 and post-65 participants, decreasing to 5.0% by the year 2019. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage Point
(millions of dollars)	Increase	Decrease
Effect on other postretirement employee benefit obligation	$12.6	$(10.9)
Effect on total service and interest cost components	$0.5	$(0.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12	STOCK INCENTIVE PLANS

Under the Company's 1993 Stock Incentive Plan (“1993 Plan”), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods up to three years and had a term of 10 years from date of grant. As of December 31, 2003, there were no options available for future grants under the 1993 Plan and all options granted under the 1993 Plan were previously exercised, forfeited or expired as of December 31, 2013. The 1993 Plan expired at the end of 2003 and was replaced by the Company's 2004 Stock Incentive Plan. Under this plan, 25.0 million shares were authorized for grant, of which approximately 3.1 million shares remained available for future issuance as of December 31, 2013.

Stock Options A summary of the plans’ shares under option at December 31, 2013, 2012 and 2011 is as follows:

	Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2011	6,506	$14.32	4.9	$142.2
Exercised	(2,066)	$13.58		$48.4
Outstanding at December 31, 2011	4,440	$14.68	4.1	$76.3
Exercised	(1,568)	$13.43		$40.1
Outstanding at December 31, 2012	2,872	$15.33	3.4	$58.8
Exercised	(870)	$14.17		$25.5
Forfeited	(5)	$17.48
Outstanding at December 31, 2013	1,997	$15.82	2.6	$80.0

Options exercisable at December 31, 2013	1,997	$15.82	2.6	$80.0

Proceeds from stock option exercises for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Proceeds from stock options exercised — gross	$12.3	$20.9	$28.6
Tax benefit	20.7	31.1	24.4
Proceeds from stock options exercised, net of tax	$33.0	$52.0	$53.0

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

The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2013, restricted stock in the amount of 746,394 and 28,280 shares was granted to employees and non-employee directors, respectively, under the 2004 Stock Incentive Plan.The value of the awards is recorded as unearned compensation within capital in excess of par value in equity and is amortized as compensation expense over the restriction periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock compensation expense recorded in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(millions of dollars, except per share data)	2013	2012	2011
Restricted stock compensation expense	$25.8	$21.2	$15.1
Restricted stock compensation expense, net of tax	$18.8	$15.5	$11.4

A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors at December 31, 2013, 2012 and 2011 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at January 1, 2011	3,742	$15.28
Granted	548	$35.29
Vested	(1,218)	$13.70
Forfeited	(212)	$19.03
Nonvested at December 31, 2011	2,860	$19.51
Granted	676	$39.21
Vested	(1,350)	$13.72
Forfeited	(122)	$27.18
Nonvested at December 31, 2012	2,064	$29.39
Granted	782	$37.82
Vested	(1,322)	$24.36
Forfeited	(113)	$36.59
Nonvested at December 31, 2013	1,411	$37.86

Performance Share Plans The 2004 Stock Incentive Plan provides for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company's performance in terms of total shareholder return relative to a peer group of automotive companies. In the first quarter of 2012, the Company modified all outstanding Performance Share Award Agreements to allow for the payment of these awards entirely in the Company's common stock, rather than 40% in cash and 60% in the Company's common stock. Using the lattice model (Monte Carlo simulation) at the date of modification, the Company determined the first quarter 2012 compensation expense associated with the modification to be negligible. Within the Consolidated Statement of Cash Flows for the year ended December 31, 2011, the Company's $19.6 million of expense associated with the 40% cash portion of the award was included in the changes in accounts payable and accrued expenses and other non-current assets and liabilities line items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes compensation expense relating to its performance share plans ratably over the performance period. Prior to the modification, compensation expense for the 60% stock component was based on the performance share's fair value at the date of grant using a lattice model (Monte Carlo simulation) and the 40% cash component was based on quarterly mark to market of the cash liability on a quarterly basis. After the first quarter 2012 modification, 100% of compensation expense associated with the performance share plans is calculated using a lattice model (Monte Carlo simulation). The amounts expensed under the plan and the share issuances for the three-year measurement periods ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
(millions of dollars, except share data)	2013	2012	2011
Expense	$10.8	$35.5	$26.3
Number of shares*	545,375	1,116,000	1,076,360
________________
*Shares are issued in February of the following year.

The restricted stock and performance share compensation expense disclosed above includes $5.5 million and $7.0 million of expense for the years ended December 31, 2013 and 2012, respectively, related to the Company's fourth quarter 2012 decision to waive the forfeiture provisions of existing restricted stock and performance share grants made to certain retiring NEOs. The Company recorded this expense within other expense (income) in the Consolidated Statements of Operations.

NOTE 13    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the activity within accumulated other comprehensive income (loss) during the years ended December 31, 2013, 2012 and 2011:

(millions of dollars)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning Balance, January 1, 2011	$148.0	$(44.8)	$(158.1)	$1.2	$(53.7)
Comprehensive (loss) income before reclassifications	(62.2)	(9.2)	(47.3)	(0.1)	(118.8)
Income taxes associated with comprehensive (loss) income before reclassifications	—	3.0	13.3	—	16.3
Reclassification from accumulated other comprehensive (loss) income	—	1.5	7.6	—	9.1
Income taxes reclassified into net earnings	—	(1.0)	(2.7)	—	(3.7)
Ending Balance December 31, 2011	$85.8	$(50.5)	$(187.2)	$1.1	$(150.8)
Comprehensive (loss) income before reclassifications	38.2	30.3	(60.8)	(0.2)	7.5
Income taxes associated with comprehensive (loss) income before reclassifications	—	(10.4)	16.2	—	5.8
Reclassification from accumulated other comprehensive (loss) income	16.8	(8.8)	9.1	—	17.1
Income taxes reclassified into net earnings	—	2.2	(3.1)	—	(0.9)
Ending Balance December 31, 2012	$140.8	$(37.2)	$(225.8)	$0.9	$(121.3)
Comprehensive (loss) income before reclassifications	40.3	19.6	52.5	1.5	113.9
Income taxes associated with comprehensive (loss) income before reclassifications	—	(8.1)	(15.8)	—	(23.9)
Reclassification from accumulated other comprehensive (loss) income	—	12.6	11.2	—	23.8
Income taxes reclassified into net earnings	—	(2.9)	(3.6)	—	(6.5)
Ending Balance December 31, 2013	$181.1	$(16.0)	$(181.5)	$2.4	$(14.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14	CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company's environmental and product liability contingencies are discussed separately below. The Company's management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company's results of operations, financial position or cash flows, although it could be material to the results of operations in a particular quarter.

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

DTP filed a declaratory judgment action in the United States District Court, Southern District of Indiana (Indianapolis Division) against the UAW Local No. 287 and Jim Barrett and others, individually and as representatives of a defendant class, on February 26, 2009 again seeking the Court's affirmation that DTP did not violate the Labor - Management Relations Act or ERISA by modifying the level of benefits provided retirees to make them comparable to other Company retiree benefit plans after April 24, 2009. Certain retirees, on behalf of themselves and others, filed a mirror-image action in the United States District Court, Eastern District of Michigan (Southern Division) on March 11, 2009, for which a class has been certified. During the last quarter of 2009, the action pending in Indiana was dismissed, while the action in Michigan is continuing. The Company is vigorously defending against the suit.  This contingency is subject to many uncertainties, therefore based on the information available to date, the Company cannot reasonably estimate the amount or the range of potential loss, if any. A decision on the merits of the suit could be rendered sometime in 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $4.0 million and $3.9 million at December 31, 2013 and 2012, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation ("Kuhlman Electric"), the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. In 2007 and 2008, lawsuits were filed against Kuhlman Electric and others, including the Company, on behalf of approximately 340 plaintiffs alleging personal injury relating to alleged environmental contamination at its Crystal Springs, Mississippi plant. The Company entered into a settlement in July 2010 regarding the personal injury claims of the plaintiffs and those of approximately 2,700 unfiled claimants represented by those plaintiffs' attorneys. In exchange for, among other things, the dismissal with prejudice of these lawsuits and the release of claims by the unfiled claimants, the Company agreed to pay up to $28 million in settlement funds, which was expensed in the second quarter of 2010. The Company paid $13.9 million in November 2010 and made the final payment of $13.9 million in February 2011. Litigation concerning indemnification is pending and the Company may in the future become subject to further legal proceedings.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2013 and 2012, the Company had approximately 17,000 and 16,000 pending asbestos-related product liability claims, respectively. Of the approximately 17,000 outstanding claims at December 31, 2013, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2013, of the approximately 1,500 claims resolved, 297 (20%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2012, of the approximately 2,400 claims resolved, 308 (13%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2013, the Los Angeles Superior Court entered a jury verdict against the Company in an asbestos-related personal injury action with damages of $35.0 million, $32.5 million of which was non-compensatory and will not be recoverable through insurance if the verdict is upheld. The Company has appealed the verdict. The Company posted a surety bond of $55.0 million related to the appeal. The Company cannot predict the outcome of this pending litigation and therefore cannot reasonably estimate the amount of possible loss, if any, that could result from this action.

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

To date, the Company has paid and accrued $278.4 million in defense and indemnity in advance of insurers' reimbursement and has received $124.8 million in cash and notes from insurers. The net balance of $153.6 million, is expected to be fully recovered, of which approximately $20 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2012, insurers owed $111.0 million in association with these claims.

In addition to the $153.6 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $96.7 million for claims asserted, but not yet resolved and their related defense costs at December 31, 2013. The Company also has a related asset of $96.7 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which, more-likely-than-not, will occur subsequent to December 31, 2014. At December 31, 2012, the comparable value of the accrued liability and associated insurance asset was $85.6 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	December 31,
(millions of dollars)	2013	2012
Assets:
Other non-current assets	$96.7	$85.6
Total insurance assets	$96.7	$85.6
Liabilities:
Accounts payable and accrued expenses	$41.1	$36.5
Other non-current liabilities	55.6	49.1
Total accrued liabilities	$96.7	$85.6

The 2013 increase in the accrued liability and associated insurance asset is primarily due to an expected higher rate of claim settlement based on recent claim activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain assets are leased under long-term operating leases, including rent for the corporate headquarters and one airplane. Most leases contain renewal options for various periods. Leases generally require the Company to pay for insurance, taxes and maintenance of the leased property. The Company leases other equipment such as vehicles and certain office equipment under short-term leases. Total rent expense was $32.1 million, $31.3 million and $30.7 million in the years ended December 31, 2013, 2012 and 2011, respectively. The Company does not have any material capital leases.

Future minimum operating lease payments at December 31, 2013 were as follows:

(millions of dollars)
2014	$14.5
2015	12.0
2016	9.9
2017	8.8
2018	6.6
After 2018	3.4
Total minimum lease payments	$55.2

NOTE 16	EARNINGS PER SHARE

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

In conjunction with the convertible senior note offering, the Company entered into a bond hedge overlay, including both call options and warrants. On April 16, 2012, the Company settled the call option portion of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the bond hedge overlay, receiving approximately 13.0 million shares, which reduced the weighted average basic and dilutive shares outstanding. Prior to the settlement, if the Company's weighted average share price exceeded $16.41 per share, the call options were anti-dilutive. During the third and fourth quarters of 2012, the Company settled the warrant portion of the bond hedge overlay, delivering approximately 9.8 million shares. Prior to settlement, if the Company's weighted-average share price exceeded $19.31 per share, the warrants were dilutive to the Company's earnings.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions except per share amounts)	2013	2012	2011
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$624.3	$500.9	$550.1
Weighted average shares of common stock outstanding	228.600	225.304	218.458
Basic earnings per share of common stock	$2.73	$2.22	$2.52

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$624.3	$500.9	$550.1
Adjusted for net interest expense on convertible notes	—	5.8	21.5
Diluted net earnings attributable to BorgWarner Inc.	$624.3	$506.7	$571.6

Weighted average shares of common stock outstanding	228.600	225.304	218.458

Effect of 3.50% convertible senior notes	—	6.644	22.778
Effect of warrant	—	6.800	10.430
Effect of stock-based compensation	2.737	4.006	5.270
Total dilutive effect on weighted average shares of common stock outstanding	2.737	17.450	38.478

Weighted average shares of common stock outstanding including dilutive shares	231.337	242.754	256.936
Diluted earnings per share of common stock	$2.70	$2.09	$2.22

Total anti-dilutive shares:
Call options	—	3.878	12.282

NOTE 17	RECENT TRANSACTIONS

Gustav Wahler GmbH u. Co KG

In December 2013, the Company announced that it had signed an agreement to acquire Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler"). The deal is expected to close in the first quarter of 2014 subject to standard regulatory approvals. Wahler is a producer of exhaust gas recirculation ("EGR") valves, EGR tubes and thermostats and has operations in Germany, Brazil, the U.S., China and Slovakia. Wahler's sales for 2013 are expected to be approximately $350 million and this acquisition strengthens the Company's strategic position as a producer of complete EGR systems and creates additional market opportunities in both passenger and commercial vehicle applications.

BorgWarner BERU Systems Korea Co., Ltd.

During the third and fourth quarters of 2012, the Company completed the purchase of the remaining 49% of BorgWarner BERU Systems Korea Co., Ltd. for $15.0 million in cash, which has been classified as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a financing activity within the Consolidated Statement of Cash Flows. In accordance with ASC Topic 810,"Consolidation," the Company reduced its noncontrolling interest balance by $7.0 million and reduced capital in excess of par value by $8.0 million. As a result of these transactions, the Company now owns 100% of BorgWarner BERU Systems Korea Co., Ltd.

Spark plug business

During the second and third quarters of 2012, the Company incurred $39.7 million in expense associated with the loss on sale of the spark plug business to Federal-Mogul Corporation primarily related to the write-down of prior purchase price accounting adjustments. These purchase price accounting adjustments were originally reported in the Engine segment and related to the BERU acquisition. As a result of the sale, the Company received $55.2 million in cash, which is classified as an investing activity within the Consolidated Statement of Cash Flows. The sale will allow the Company to continue to focus on expanding BERU Systems' core products of glow plugs, diesel cold start systems and other gasoline ignition technologies.

Tire pressure monitoring business

During the fourth quarter of 2011, the Company incurred $21.5 million in expense associated with the loss on sale of the tire pressure monitoring business, including the write-down of prior purchase price accounting adjustments related to the BERU acquisition, costs related to the divestiture, and a write-down of a portion of the ignitor and electronic business. The Company received $22.9 million in cash, classified as an investing activity within the Consolidated Statement of Cash Flows, from the sale of its tire pressure monitoring business to Huf Electronics GmbH. The sale will allow the Company to continue to focus on expanding BERU Systems' core products of glow plugs, diesel cold start systems and other gasoline ignition technologies.

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

The acquisition has accelerated the Company's growth in the global all-wheel drive ("AWD") market as it continues to shift toward front-wheel drive ("FWD") based vehicles.  The acquisition will add industry leading FWD/AWD technologies, with a strong European customer base, to the Company's existing portfolio of front- and rear-wheel drive based products.  This enables the Company to provide global customers a broader range of AWD solutions to meet their vehicle needs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18	REPORTING SEGMENTS AND RELATED INFORMATION

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

2013 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$4,990.1	$32.0	$5,022.1	$3,519.1	$189.1	$277.5
Drivetrain	2,446.5	—	2,446.5	1,786.6	90.5	122.9
Inter-segment eliminations	—	(32.0)	(32.0)	—	—	—
Total	7,436.6	—	7,436.6	5,305.7	279.6	400.4
Corporate (a)	—	—	—	1,611.3	19.8	17.4
Consolidated	$7,436.6	$—	$7,436.6	$6,917.0	$299.4	$417.8

2012 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$4,884.5	$28.5	$4,913.0	$3,299.2	$177.8	$269.9
Drivetrain	2,298.7	—	2,298.7	1,652.2	91.3	125.6
Inter-segment eliminations	—	(28.5)	(28.5)	—	—	—
Total	7,183.2	—	7,183.2	4,951.4	269.1	395.5
Corporate (a)	—	—	—	1,449.4	19.5	11.9
Consolidated	$7,183.2	$—	$7,183.2	$6,400.8	$288.6	$407.4

2011 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$5,030.2	$20.4	$5,050.6	$3,329.0	$188.6	$264.3
Drivetrain	2,084.5	—	2,084.5	1,562.8	80.0	115.9
Inter-segment eliminations	—	(20.4)	(20.4)	—	—	—
Total	7,114.7	—	7,114.7	4,891.8	268.6	380.2
Corporate (a)	—	—	—	1,066.8	14.4	13.5
Consolidated	$7,114.7	$—	$7,114.7	$5,958.6	$283.0	$393.7
_______________
(a) Corporate assets include investments and advances and deferred income taxes.
(b) Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adjusted earnings before interest, income taxes and noncontrolling interest ("Adjusted EBIT")

	Year Ended December 31,
(millions of dollars)	2013	2012	2011
Engine	$826.0	$786.4	$774.3
Drivetrain	252.2	209.1	161.2
Adjusted EBIT	1,078.2	995.5	935.5
Restructuring expense	52.3	27.4	—
Program termination agreement	11.3	—	—
Retirement related obligations	5.9	17.3	—
Loss from disposal activities	—	39.7	21.5
Patent infringement settlement, net of legal costs incurred	—	—	(29.1)
Corporate, including equity in affiliates' earnings and stock-based compensation	110.0	115.4	107.4
Interest income	(4.8)	(4.7)	(4.8)
Interest expense and finance charges	34.2	39.4	74.6
Earnings before income taxes and noncontrolling interest	869.3	761.0	765.9
Provision for income taxes	218.3	238.6	195.3
Net earnings	651.0	522.4	570.6
Net earnings attributable to the noncontrolling interest, net of tax	26.7	21.5	20.5
Net earnings attributable to BorgWarner Inc.	$624.3	$500.9	$550.1

Geographic Information

Outside the U.S., only China, Germany, Hungary and South Korea exceeded 5% of consolidated net sales during the year ended December 31, 2013, attributing sales to the location of production rather than the location of the customer. Also, the Company's 50% equity investment in NSK-Warner (see Note 5) of $168.0 million, $184.4 million and $189.2 million at December 31, 2013, 2012 and 2011, respectively, is excluded from the definition of long-lived assets, as are goodwill and certain other non-current assets.

	Net sales			Long-lived assets
(millions of dollars)	2013	2012	2011	2013	2012	2011
United States	$1,939.7	$1,857.2	$1,674.0	$531.7	$508.1	$492.6
Europe:
Germany	1,760.1	1,871.3	2,200.0	430.0	432.2	420.4
Hungary	451.5	448.9	503.2	66.9	64.3	56.9
France	327.6	335.2	363.0	44.4	45.9	63.2
Other Europe	1,132.5	1,015.1	917.8	257.6	225.8	194.6
Total Europe	3,671.7	3,670.5	3,984.0	798.9	768.2	735.1
South Korea	563.5	505.6	471.7	165.2	140.4	124.5
China	636.3	499.1	416.6	238.5	184.3	148.0
Other foreign	625.4	650.8	568.4	205.1	187.0	164.1
Total	$7,436.6	$7,183.2	$7,114.7	$1,939.4	$1,788.0	$1,664.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to Major Customers

Consolidated net sales to Volkswagen (including its subsidiaries) were approximately 16%, 17% and 19% for the years ended December 31, 2013, 2012 and 2011, respectively; and to Ford (including its subsidiaries) were approximately 14%, 13%, and 12% for the years ended December 31, 2013, 2012 and 2011, respectively. Both of the Company's reporting segments had significant sales to Volkswagen and Ford in 2013, 2012 and 2011. Accounts receivable from these customers at December 31, 2013 comprised approximately 24% ($248.4 million) of total accounts receivable. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.

Sales by Product Line

Sales of turbochargers for light vehicles represented approximately 26% of total net sales for the years ended December 31, 2013, 2012 and 2011. The Company currently supplies light vehicle turbochargers to many OEMs including BMW, Daimler, Fiat, Ford, General Motors, Hyundai, PSA, Renault and Volkswagen. No other single product line accounted for more than 10% of consolidated net sales in any of the years presented.

Interim Financial Information (Unaudited)

(millions of dollars, except per share amounts)	2013					2012
Quarter ended	Mar-31	Jun-30	Sep-30	Dec-31	Year	Mar-31	Jun-30	Sep-30	Dec-31	Year
Net sales	$1,851.1	$1,893.9	$1,806.2	$1,885.4	$7,436.6	$1,912.5	$1,856.4	$1,695.2	$1,719.1	$7,183.2
Cost of sales	1,476.4	1,497.3	1,426.6	1,478.8	5,879.1	1,516.7	1,473.2	1,351.5	1,374.9	5,716.3
Gross profit	374.7	396.6	379.6	406.6	1,557.5	395.8	383.2	343.7	344.2	1,466.9
Selling, general and administrative expenses	159.3	155.6	157.7	167.1	639.7	169.0	153.1	151.0	156.2	629.3
Other expense (income)	16.9	(2.4)	(3.7)	51.8	62.6	1.1	36.6	29.7	17.3	84.7
Operating income	198.5	243.4	225.6	187.7	855.2	225.7	193.5	163.0	170.7	752.9
Equity in affiliates’ earnings, net of tax	(9.7)	(11.1)	(10.4)	(12.3)	(43.5)	(9.2)	(12.5)	(11.1)	(10.0)	(42.8)
Interest income	(1.0)	(1.0)	(1.3)	(1.5)	(4.8)	(1.4)	(1.3)	(1.0)	(1.0)	(4.7)
Interest expense and finance charges	9.7	8.8	8.1	7.6	34.2	15.1	12.6	5.0	6.7	39.4
Earnings before income taxes and noncontrolling interest	199.5	246.7	229.2	193.9	869.3	221.2	194.7	170.1	175.0	761.0
Provision for income taxes	50.9	66.6	56.3	44.5	218.3	57.5	68.5	64.2	48.4	238.6
Net earnings	148.6	180.1	172.9	149.4	651.0	163.7	126.2	105.9	126.6	522.4
Net earnings attributable to the noncontrolling interest, net of tax	6.6	6.0	6.1	8.0	26.7	5.7	5.6	4.8	5.4	21.5
Net earnings attributable to BorgWarner Inc. (a)	$142.0	$174.1	$166.8	$141.4	$624.3	$158.0	$120.6	$101.1	$121.2	$500.9

Earnings per share — basic	$0.62	$0.76	$0.73	$0.62	$2.73	$0.73	$0.54	$0.44	$0.52	$2.22
Earnings per share — diluted	$0.61	$0.75	$0.72	$0.62	$2.70	$0.64	$0.50	$0.43	$0.51	$2.09
_______________

(a) The Company's results were impacted by the following:

•
Quarter ended December 31, 2013: The Company incurred restructuring expense of $52.3 million, related to the initiation of Drivetrain segment actions designed to improve future profitability and competitiveness. The Company recorded tax benefits of $7.1 million in connection with the restructuring expense. Additionally, the Company recorded a net tax benefit of $4.4 million related to the reversal of certain state deferred tax asset valuation allowances and other tax adjustments.

•
Quarter ended September 30, 2013: The Company incurred a net tax benefit of $5.6 million, which was comprised of tax benefits of $3.1 million related to 2012 provision to return adjustments and $2.5 million related to the reversal of certain state deferred tax asset valuation allowances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Quarter ended March 31, 2013: The Company incurred $11.3 million of expense related to a program termination agreement. Retirement related obligations expense of $5.9 million was primarily related to a first quarter 2013 grant of restricted stock awards to certain retiring NEOs as to which the Company waived the forfeiture provisions. The Company recorded tax benefits of $3.8 million and $2.1 million related to the program termination agreement and retirement related obligations. Additionally, the Company recorded a net tax benefit of $1.7 million, which was comprised of a $6.6 million tax benefit related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, partially offset by a $4.9 million tax expense related to a comprehensive income adjustment.

•
Quarter ended December 31, 2012: Retirement related obligations of $17.3 million are comprised of a $5.7 million loss resulting from the settlement of a portion of the Muncie Plant's pension obligation and an $11.6 million expense associated with the retirement of certain NEOs. These obligations were partially offset by a $6.1 million tax benefit. The Company incurred tax expense of $3.9 million which included $11.1 million of U.S. tax expense to correct the income taxes payable balance, partially offset by tax benefits resulting from changes to the statutory income tax rate in certain countries and the settlement of certain tax audits.

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

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company's internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on the assessment, management concluded that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria. Refer to Item 7 of this report for "Report of Management on Internal Control Over Financial Reporting."

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2013 as stated in their report included herein.

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

Information with respect to directors, executive officers and corporate governance that appears in the Company's proxy statement for its 2014 Annual Meeting of Stockholders under the captions “Election of Directors,” “Information on Nominees for Directors and Continuing Directors,” “Board of Directors and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Compensation Committee Report” is incorporated herein by this reference and made a part of this report.

Item 11.	Executive Compensation

Information with respect to director and executive compensation that appears in the Company's proxy statement for its 2014 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Restricted Stock and Stock Units,” “Long Term Incentives,” and “Change of Control Employment Agreements” is incorporated herein by this reference and made a part of this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership and certain beneficial owners and management and related stockholders matters that appears in the Company's proxy statement for its 2014 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by this reference and made a part of this report.

For information regarding the Company's equity compensation plans, see Item 5 “Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information with respect to certain relationships and related transactions and director independence that appears in the Company's proxy statement for its 2014 Annual Meeting of Stockholders under the caption “Board of Directors and Its Committees” is incorporated herein by this reference and made a part of this report.

Item 14.	Principal Accountant Fees and Services

Information with respect to principal accountant fees and services that appears in the Company's proxy statement for its 2014 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Services” is incorporated herein by this reference and made a part of this report.

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
James R. Verrier
President and Chief Executive Officer
Date: February 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of February, 2014.

Signature	Title

/s/ James R. Verrier	President and Chief Executive Officer
James R. Verrier	(Principal Executive Officer) and Director

/s/ Ronald T. Hundzinski	Vice President and Chief Financial Officer
Ronald T. Hundzinski	(Principal Financial Officer)

/s/ Steven G. Carlson	Vice President and Controller
Steven G. Carlson	(Principal Accounting Officer)

/s/ Phyllis O. Bonanno
Phyllis O. Bonanno	Director

/s/ David T. Brown
David T. Brown	Director

/s/ Jan Carlson
Jan Carlson	Director

/s/ Dennis C. Cuneo
Dennis C. Cuneo	Director

/s/ Jere A. Drummond
Jere A. Drummond	Director

/s/ John R. McKernan, Jr.
John R. McKernan, Jr.	Director

/s/ Alexis P. Michas
Alexis P. Michas	Director and Non-Executive Chairman

/s/ Ernest J. Novak, Jr.
Ernest J. Novak, Jr.	Director

/s/ Richard O. Schaum
Richard O. Schaum	Director

/s/ Thomas T. Stallkamp
Thomas T. Stallkamp	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1/4.1	Restated Certificate of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2/4.2	Amended and Restated By-Laws of the Company, as amended, (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.3
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement 333-172198 filed on February 11, 2011).

3.4
Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement 333-172198 filed on February 11, 2011).

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

10.3
Receivables Sale Agreement dated as of December 21, 2009 among BorgWarner Emissions Systems Inc., BorgWarner Morse TEC Inc., BorgWarner Powdered Metals Inc., BorgWarner Thermal Systems Inc., BorgWarner TorqTransfer Systems Inc., BorgWarner Transmission Systems Inc., BorgWarner Turbo Systems Inc., and BWA Receivables Corporation.*

10.4
Receivables Purchase Agreement dated as of December 21, 2009 among BWA Receivables Corporation, as seller, the Company, as the collection agent, the purchasers from time to time party thereto, and Wachovia Bank, National Association, as administrative agent.*

Exhibit Number	Description

10.5
Amendment No. 1 Receivables Purchase Agreement dated as of September 8, 2010, among BWA Receivables Corporation, as seller, the Company., as the collection agent and Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent.*

10.6
Amendment No. 2 Receivables Purchase Agreement dated as of November 1, 2012, among BWA Receivables Corporation, as seller, the Company, as the collection agent and Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report Form 8-K filed November 7, 2012).

†10.7	BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan.*

†10.8	First Amendment to the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated effective April 29, 2009).*

†10.9
Second Amendment dated as of July 26, 2011, to the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

†10.10
Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Amended Performance Share Award Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

†10.11	Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Performance Units Award Agreement.*

†10.12
Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

†10.13
Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Stock Units Award Agreement Non-U.S. Employees (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

†10.14
Form of BorgWarner Inc. 2004 Stock Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

†10.15
Borg-Warner Automotive, Inc. Executive Stock Performance Plan, Revised and Re-approved February 2, 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

†10.16	BorgWarner Inc. 2005 Executive Incentive Plan (as amended and restated).*

†10.17
First Amendment dated as of July 27, 2011, to BorgWarner Inc. 2005 Executive Incentive Plan as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

†10.18	Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January 1, 1994 (as amended and restated).*

Exhibit Number	Description

†10.19	Borg-Warner Automotive Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (as amended and restated).*

†10.20
Form of Amendment dated December 10, 2012 to the Borg-Warner Automotive Inc. Retirement Savings Excess Benefit Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

†10.21	BorgWarner Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995 (as amended and restated).*

†10.22	First Amendment dated as of January 1, 2011 to BorgWarner Inc. Board of Directors Deferred Compensation Plan.*

†10.23	Form of Amended and Restated Change of Control Employment Agreement for Executive Officers.*

†10.24	Form of Amended and Restated Change of Control Employment Agreement for Executive Officers (effective 2009).*

†10.25	BorgWarner Inc. 2004 Deferred Compensation Plan (as amended and restated).*

10.26
Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.27	Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.28	Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

21.1	Subsidiaries of the Company.*

23.1	Independent Registered Public Accounting Firm's Consent.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*

32.1	Section 1350 Certifications.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit Number	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*Filed herewith.
† Indicates a management contract or compensatory plan or arrangement.

A - 4