Form 10-Q
period 2014-03-31
BORGWARNER INC
filed 2014-05-01
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
YES ☐  NO ☑
As of April 25, 2014, the registrant had 228,622,421 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(millions of dollars)	March 31, 2014	December 31, 2013
ASSETS
Cash	$808.1	$939.5
Receivables, net	1,546.1	1,248.5
Inventories, net	516.9	458.1
Deferred income taxes	51.5	68.7
Prepayments and other current assets	98.7	83.7
Total current assets	3,021.3	2,798.5

Property, plant and equipment, net	2,027.8	1,939.4
Investments and advances	440.2	405.1
Goodwill	1,244.8	1,197.0
Other non-current assets	623.7	577.0
Total assets	$7,357.8	$6,917.0

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$338.5	$201.6
Accounts payable and accrued expenses	1,562.6	1,383.8
Income taxes payable	9.8	38.5
Total current liabilities	1,910.9	1,623.9

Long-term debt	1,027.6	1,021.0
Other non-current liabilities:
Retirement-related liabilities	313.7	312.9
Other	368.3	326.8
Total other non-current liabilities	682.0	639.7

Common stock	2.5	2.5
Capital in excess of par value	1,092.4	1,121.9
Retained earnings	3,308.1	3,177.4
Accumulated other comprehensive loss	(16.8)	(14.0)
Common stock held in treasury	(702.7)	(727.2)
Total BorgWarner Inc. stockholders’ equity	3,683.5	3,560.6
Noncontrolling interest	53.8	71.8
Total equity	3,737.3	3,632.4
Total liabilities and equity	$7,357.8	$6,917.0

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2014	2013
Net sales	$2,084.1	$1,851.1
Cost of sales	1,638.3	1,476.4
Gross profit	445.8	374.7

Selling, general and administrative expenses	173.8	159.3
Other expense	38.8	16.9
Operating income	233.2	198.5

Equity in affiliates’ earnings, net of tax	(8.8)	(9.7)
Interest income	(1.5)	(1.0)
Interest expense and finance charges	8.2	9.7
Earnings before income taxes and noncontrolling interest	235.3	199.5

Provision for income taxes	68.1	50.9
Net earnings	167.2	148.6
Net earnings attributable to the noncontrolling interest, net of tax	8.1	6.6
Net earnings attributable to BorgWarner Inc.	$159.1	$142.0

Earnings per share — basic	$0.70	$0.62

Earnings per share — diluted	$0.69	$0.61

Weighted average shares outstanding:
Basic	227.430	230.372
Diluted	229.327	233.130

Dividends declared per share	$0.125	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(millions of dollars)	2014	2013
Net earnings attributable to BorgWarner Inc.	$159.1	$142.0

Other comprehensive income (loss)
Foreign currency translation adjustments(a)	(2.7)	(84.8)
Hedge instruments(a)	(1.3)	11.1
Defined benefit postretirement plans(a)	1.2	5.8
Total other comprehensive loss attributable to BorgWarner Inc.	(2.8)	(67.9)

Comprehensive income attributable to BorgWarner Inc.	156.3	74.1
Comprehensive loss attributable to the noncontrolling interest	(1.1)	(1.2)
Comprehensive income	$155.2	$72.9
____________________________________

(a)	Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(millions of dollars)	2014	2013
OPERATING
Net earnings	$167.2	$148.6
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	74.1	68.2
Amortization of intangible assets and other	6.0	6.7
Restructuring expense, net of cash paid	34.3	—
Stock-based compensation expense	7.8	15.2
Deferred income tax provision (benefit)	15.6	(17.0)
Equity in affiliates’ earnings, net of dividends received, and other	(9.0)	(15.6)
Net earnings adjusted for non-cash charges to operations	296.0	206.1
Changes in assets and liabilities:
Receivables	(246.5)	(197.2)
Inventories	(7.9)	(18.6)
Prepayments and other current assets	(2.2)	(11.9)
Accounts payable and accrued expenses	69.3	54.8
Income taxes payable	(30.9)	(27.7)
Other non-current assets and liabilities	(31.4)	10.8
Net cash provided by operating activities	46.4	16.3

INVESTING
Capital expenditures, including tooling outlays	(126.2)	(87.4)
Net proceeds from asset disposals	1.5	13.8
Payments for business acquired, net of cash acquired	(106.4)	—
Net cash used in investing activities	(231.1)	(73.6)

FINANCING
Net increase (decrease) in notes payable	111.3	(11.0)
Additions to long-term debt, net of debt issuance costs	100.0	161.0
Repayments of long-term debt, including current portion	(100.1)	(15.6)
Payments for purchase of treasury stock	—	(49.9)
Proceeds from stock options exercised, including the tax benefit	9.4	11.4
Taxes paid on employees' restricted stock award vestings	(22.2)	(27.2)
Dividends paid to BorgWarner stockholders	(28.4)	—
Dividends paid to noncontrolling stockholders	(14.0)	(9.0)
Net cash provided by financing activities	56.0	59.7
Effect of exchange rate changes on cash	(2.7)	(22.7)
Net decrease in cash	(131.4)	(20.3)
Cash at beginning of year	939.5	715.7
Cash at end of period	$808.1	$695.4

SUPPLEMENTAL CASH FLOW INFORMATION
Net cash paid during the period for:
Interest	$18.1	$12.3
Income taxes	72.8	94.5
Non-cash investing transactions
Liabilities assumed from business acquired	3.2	—
Non-cash financing transactions
Debt assumed from business acquired	33.3	—
See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet as of December 31, 2013 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(millions of dollars)	2014	2013
Gross R&D expenditures	$94.5	$82.2
Customer reimbursements	(12.5)	(10.4)
Net R&D expenditures	$82.0	$71.8

The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of annual net R&D expenditures in any of the periods presented.

(3) Other Expense

Items included in other expense consist of:

	Three Months Ended March 31,
(millions of dollars)	2014	2013
Restructuring expense	$39.5	$—
Program termination agreement	—	11.3
Retirement related obligations	—	5.9
Other income	(0.7)	(0.3)
Other expense	$38.8	$16.9

During the first quarter of 2014, the Company recorded restructuring expense of $39.5 million primarily related to continued Drivetrain segment actions designed to improve future profitability and competitiveness. See Note 15 for further discussion of these expenses.

In March 2013, the Company recorded an $11.3 million expense related to a program termination agreement, which was paid in 2013.

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

At March 31, 2014, the Company's effective tax rate for the first quarter was 28.9%, which includes tax benefits of $8.8 million related to restructuring expense discussed in the Other Expense footnote.

At March 31, 2013, the Company's effective tax rate for the first quarter was 25.5%. This rate included tax benefits of $3.8 million and $2.1 million related to the program termination agreement and retirement related obligations discussed in the Other Expense footnote. This rate also included a net tax benefit of $1.7 million, which is comprised of a $6.6 million tax benefit related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, partially offset by a $4.9 million tax expense related to a comprehensive income adjustment.

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

(5) Inventories, net

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	March 31,	December 31,
(millions of dollars)	2014	2013
Raw material and supplies	$317.1	$279.8
Work in progress	93.4	78.0
Finished goods	123.7	116.3
FIFO inventories	534.2	474.1
LIFO reserve	(17.3)	(16.0)
Inventories, net	$516.9	$458.1

(6) Property, Plant and Equipment, net

	March 31,	December 31,
(millions of dollars)	2014	2013
Land, land use rights and buildings	$774.1	$753.9
Machinery and equipment	1,970.6	1,897.5
Capital leases	10.7	2.4
Construction in progress	282.7	272.3
Total property, plant and equipment, gross	3,038.1	2,926.1
Less: accumulated depreciation	(1,134.5)	(1,099.3)
Property, plant and equipment, net, excluding tooling	1,903.6	1,826.8
Tooling, net of amortization	124.2	112.6
Property, plant and equipment, net	$2,027.8	$1,939.4

As of March 31, 2014 and December 31, 2013, accounts payable of $48.5 million and $62.8 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the three months ended March 31, 2014 and 2013 were $3.5 million and $2.5 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(millions of dollars)	2014	2013
Beginning balance, January 1	$72.7	$64.9
Provisions	5.0	11.6
Acquisition(a)	22.8	—
Payments	(7.3)	(7.2)
Translation adjustment	—	(1.3)
Ending balance, March 31	$93.2	$68.0
____________________________________

(a)	The Company has recorded a $12.4 million insurance receivable related to the $22.8 million liability, which is classified in the Condensed Consolidated Balance Sheet in Investments and Advances.

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(millions of dollars)	2014	2013
Accounts payable and accrued expenses	$33.2	$38.4
Other non-current liabilities	60.0	34.3
Total product warranty liability	$93.2	$72.7

(8) Notes Payable and Long-Term Debt

As of March 31, 2014 and December 31, 2013, the Company had short-term and long-term debt outstanding as follows:

	March 31,	December 31,
(millions of dollars)	2014	2013
Short-term debt
Short-term borrowings	$221.6	$84.8
Receivables securitization	110.0	110.0
Total short-term debt	$331.6	$194.8

Long-term debt
5.75% Senior notes due 11/01/16 ($150 million par value)	$149.7	$149.7
8.00% Senior notes due 10/01/19 ($134 million par value)	134.0	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	248.2	248.2
7.125% Senior notes due 02/15/29 ($121 million par value)	119.4	119.4
Multi-currency revolving credit facility	320.0	320.0
Term loan facilities and other	48.0	40.4
Unamortized portion of debt derivatives	15.2	16.2
Total long-term debt	1,034.5	1,027.8
Less: current portion	6.9	6.8
Long-term debt, net of current portion	$1,027.6	$1,021.0

The weighted average interest rate on all borrowings outstanding as of March 31, 2014 and December 31, 2013 was 3.4% and 3.7%, respectively.

On February 11, 2014, the Company's universal shelf registration expired. The Company filed a new universal shelf registration with the Securities and Exchange Commission on February 28, 2014.

The Company's $750 million multi-currency revolving credit facility includes a feature that allows the Company's borrowings to be increased to $1 billion. The credit facility provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The credit facility has two key financial covenants, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at March 31, 2014 and expects to remain compliant in future periods. At March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of $320.0 million under this facility.

On March 12, 2014, the Company entered into a new commercial paper program pursuant to which the Company may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1.0 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. At March 31, 2014, the Company had outstanding borrowings of $100.0 million under this program, which is classified in the Condensed Consolidated Balance Sheet in Notes Payable and Other Short-Term Debt.

As of March 31, 2014 and December 31, 2013, the estimated fair values of the Company’s senior unsecured notes totaled $739.7 million and $729.7 million, respectively. The estimated fair values were $88.4 million and $78.5 million higher than their carrying value at March 31, 2014 and December 31, 2013, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program are equal to their fair values. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $27.6 million and $27.8 million at March 31, 2014 and December 31, 2013, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

		Basis of fair value measurements
(millions of dollars)	Balance at March 31, 2014	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$2.2	$—	$2.2	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$29.9	$—	$29.9	$—	C
Liabilities:
Foreign currency contracts	$4.7	$—	$4.7	$—	A
Net investment hedge contracts	$23.7	$—	$23.7	$—	A

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2013	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$3.4	$—	$3.4	$—	A
Other non-current assets (insurance settlement agreement note receivable)	$35.6	$—	$35.6	$—	C
Liabilities:
Foreign currency contracts	$7.4	$—	$7.4	$—	A
Net investment hedge contracts	$24.3	$—	$24.3	$—	A

(10) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2014 and December 31, 2013, the Company had no derivative contracts that contained credit risk related contingent features.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At March 31, 2014 and December 31, 2013, the following cross-currency swaps were outstanding:

(in millions)	Cross-currency swaps
As of March 31, 2014	Notional in USD	Notional in local currency	Duration
Floating $ to floating €	$75.0	€58.5	Oct - 19
Floating $ to floating ¥	$125.0	¥14,651.3	Nov - 16

(in millions)	Cross-currency swaps
As of December 31, 2013	Notional in USD	Notional in local currency	Duration
Floating $ to floating €	$75.0	€58.5	Oct - 19
Floating $ to floating ¥	$150.0	¥17,581.5	Nov - 16

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. The Company did not have any commodity derivative contracts outstanding at March 31, 2014 and December 31, 2013.

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

At March 31, 2014 and December 31, 2013, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency March 31, 2014	Notional in traded currency December 31, 2013	Duration
Brazilian real	US dollar	14.6	19.3	Dec - 14
Chinese yuan	Japanese yen	—	215.0	Feb - 14
Chinese yuan	US dollar	9.7	12.3	Dec - 14
Euro	British pound	2.2	3.0	Dec - 14
Euro	Hungarian forint	4,763.3	6,430.5	Dec - 14
Euro	Japanese yen	4,288.9	5,830.7	Dec - 14
Euro	Korean won	414.5	663.1	Jul - 14
Euro	Polish zloty	69.2	96.0	Dec - 14
Euro	US dollar	21.6	29.4	Dec - 14
Hungarian forint	Euro	4.7	6.6	Dec - 14
Japanese yen	Chinese yuan	64.1	84.0	Dec - 14
Japanese yen	Korean won	5,115.6	5,715.5	Dec - 14
Japanese yen	US dollar	2.7	4.2	Dec - 14
Korean won	Euro	19.9	23.6	Dec - 14
Korean won	Japanese yen	224.3	380.5	Aug - 14
Korean won	US dollar	4.7	—	Dec - 14
Mexican peso	US dollar	11.4	—	Dec - 14
Swedish krona	Euro	25.5	33.7	Dec - 14
US dollar	Japanese yen	3,139.5	3,209.3	Sept - 14

At March 31, 2014 and December 31, 2013, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(millions of dollars)	Location	March 31, 2014	December 31, 2013	Location	March 31, 2014	December 31, 2013
Foreign currency contracts	Prepayments and other current assets	$2.2	$3.4	Accounts payable and accrued expenses	$4.7	$7.4
Net investment hedge contracts	Other non-current assets	$—	$—	Other non-current liabilities	$23.7	$24.3

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2014 market rates.

(millions of dollars)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2014	December 31, 2013
Foreign currency	$(2.4)	$(3.7)	$(2.4)
Net investment hedges	(25.9)	(22.1)	—
Total	$(28.3)	$(25.8)	$(2.4)

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(millions of dollars)		Three Months Ended			Three Months Ended
Contract Type	Location	March 31, 2014	March 31, 2013	Location	March 31, 2014	March 31, 2013
Foreign currency	Sales	$0.3	$1.2	SG&A expense	$—	$0.1
Foreign currency	Cost of goods sold	$(0.8)	$(1.4)	SG&A expense	$0.1	$(0.3)
Foreign currency	SG&A expense	$(0.3)	$—	SG&A expense	$—	$—
Cross-currency swap	N/A			Interest expense	$0.7	$(0.7)

At March 31, 2014, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

(11) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2014 range from $15.0 million to $25.0 million, of which $5.0 million has been contributed through the first three months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other post- retirement benefits
(millions of dollars)	2014		2013		2014	2013
Three Months Ended March 31,	US	Non-US	US	Non-US
Service cost	$—	$3.3	$—	$3.1	$—	$0.1
Interest cost	3.1	4.6	2.9	4.2	1.7	1.7
Expected return on plan assets	(4.4)	(5.4)	(4.6)	(2.7)	—	—
Amortization of unrecognized prior service benefit	(0.2)	—	(0.2)	—	(1.6)	(1.6)
Amortization of unrecognized loss	1.6	1.2	2.1	1.3	0.7	1.2
Net periodic benefit cost	$0.1	$3.7	$0.2	$5.9	$0.8	$1.4

(12) Stock-Based Compensation

Under the Company's 2004 Stock Incentive Plan ("2004 Plan"), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods up to three years and have a term of 10 years from date of grant. At its November 2007 meeting, the Company's Compensation Committee decided that restricted common stock awards and stock units ("restricted stock") would be awarded in place of stock options for long-term incentive award grants to employees. Restricted stock granted to employees vests 50% after two years and the remainder after three years from the date of grant. Restricted stock granted to non-employee directors generally vests on the anniversary date of the grant. Under the 2004 Plan, 25.0 million shares are authorized for grant, of which approximately 2.6 million shares are available for future issuance as of March 31, 2014. In February 2014, the Company's Board of Directors replaced the expired 2004 Plan by adopting the BorgWarner Inc. 2014 Stock Incentive Plan ("the 2014 Plan"). On April 30, 2014, the Company's stockholders voted and approved the 2014 Plan.

Stock options A summary of the Company’s stock option activity for the three months ended March 31, 2014 is as follows:

	Shares under option (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at December 31, 2013	1,997	$15.82	2.6	$80.0
Exercised	(54)	$14.41
Outstanding and exercisable at March 31, 2014	1,943	$15.86	2.4	$88.6

Restricted stock The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2014, restricted stock in the amount of 419,926 shares was granted to employees under the 2004 Stock Incentive Plan. The value of the awards is recorded as unearned compensation within capital in excess of par value in equity and is amortized as compensation expense over the restriction periods.

The Company recorded restricted stock compensation expense of $4.5 million and $11.1 million for the three months ended March 31, 2014 and 2013, respectively.

During the fourth quarter of 2012, the Company waived the forfeiture provision associated with future restricted stock grants made to certain retiring Named Executive Officers. The expense of $11.1 million for the three months ended March 31, 2013 includes $5.5 million of expense related to the grant of restricted stock awards to these Named Executive Officers.

A summary of the Company’s nonvested restricted stock for the three months ended March 31, 2014 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at December 31, 2013	1,411	$37.86
Granted	420	$53.90
Vested	(498)	$37.38
Forfeited	(16)	$39.54
Nonvested at March 31, 2014	1,317	$43.08

(13) Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity within accumulated other comprehensive income (loss) during the three months ended March 31, 2014:

(millions of dollars)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning Balance, December 31, 2013	$181.1	$(16.0)	$(181.5)	$2.4	$(14.0)
Comprehensive loss before reclassifications	(2.7)	(3.4)	—	—	(6.1)
Income taxes associated with comprehensive income (loss) before reclassifications	—	1.3	—	—	1.3
Reclassification from accumulated other comprehensive income	—	0.9	1.7	—	2.6
Income taxes reclassified into net earnings	—	(0.1)	(0.5)	—	(0.6)
Ending Balance March 31, 2014	$178.4	$(17.3)	$(180.3)	$2.4	$(16.8)

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $7.7 million and $4.0 million at March 31, 2014 and at December 31, 2013, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2014 and December 31, 2013, the Company had approximately 17,500 and 17,000 pending asbestos-related product liability claims, respectively. Of the approximately 17,500 outstanding claims at March 31, 2014, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2014, of the approximately 600 claims resolved, 105 (18%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2013, of the approximately 1,500 claims resolved, 297 (20%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

In August 2013, the Los Angeles Superior Court entered a jury verdict against the Company in an asbestos-related personal injury action with damages of $35.0 million, $32.5 million of which was non-compensatory and will not be recoverable through insurance if the verdict is upheld. The Company has appealed this verdict. The Company posted a surety bond of $55.0 million related to the appeal. The Company cannot predict the outcome of this pending litigation and therefore cannot reasonably estimate the amount of possible loss, if any, that could result from this action.
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

To date, the Company has paid and accrued $294.1 million in defense and indemnity in advance of insurers' reimbursement and has received $124.8 million in cash and notes from insurers. The net balance of $169.3 million, is expected to be fully recovered, of which approximately $20.0 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2013, insurers owed $153.6 million in association with these claims.

In addition to the $169.3 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $107.1 million for claims asserted, but not yet resolved and their related defense costs at March 31, 2014. The Company also has a related asset of $107.1 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which, more-likely-than-not, will occur subsequent to March 31, 2015. At December 31, 2013, the comparable value of the accrued liability and associated insurance asset was $96.7 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	March 31, 2014	December 31, 2013
Assets:
Other non-current assets	$107.1	$96.7
Total insurance assets	$107.1	$96.7
Liabilities:
Accounts payable and accrued expenses	$44.1	$41.1
Other non-current liabilities	63.0	55.6
Total accrued liabilities	$107.1	$96.7

The 2014 increase in the accrued liability and associated insurance asset is primarily due to an expected higher rate of claim settlement based on recent litigation claim activity.

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

(15) Restructuring

In the fourth quarter of 2013, the Company initiated actions primarily in the Drivetrain segment designed to improve future profitability and competitiveness. As a continuation of these actions, the Company finalized severance agreements with two labor unions at separate facilities in Western Europe for approximately 350 employees. The Company recorded $39.5 million of restructuring expense in the first quarter of 2014, primarily related to one of these facilities. Included in this restructuring expense are employee termination benefits of $32.8 million and other expense of $6.7 million.

The Company expects an additional $26.0 million of employee termination benefits to be incurred over the next two years as employees render service in accordance with terms of the agreements. Future cash payments for these restructuring activities are expected to be complete by the end of 2015.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

The following table displays a rollforward of the employee related restructuring accruals recorded within the Company's Consolidated Balance Sheet and the related cash flow activity for the three months ended March 31, 2014:

	Employee Related Costs
(millions of dollars)	Drivetrain	Engine	Total
Balance at December 31, 2013	$8.4	$2.8	$11.2
Provision	32.1	0.7	32.8
Cash payments	(1.2)	(1.6)	(2.8)
Translation adjustment	—	—	—
Balance at March 31, 2014	$39.3	$1.9	$41.2

(16) Earnings Per Share

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2014	2013
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$159.1	$142.0
Weighted average shares of common stock outstanding	227.430	230.372
Basic earnings per share of common stock	$0.70	$0.62

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$159.1	$142.0
Adjustment for net interest expense on convertible notes	—	—
Diluted net earnings attributable to BorgWarner Inc.	$159.1	$142.0

Weighted average shares of common stock outstanding	227.430	230.372

Effect of 3.50% convertible senior notes	—	—
Effect of warrant	—	—
Effect of stock-based compensation	1.897	2.758

Weighted average shares of common stock outstanding including dilutive shares	229.327	233.130
Diluted earnings per share of common stock	$0.69	$0.61

Total anti-dilutive shares:
Call options	—	—

(17) Reporting Segments

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(millions of dollars)	2014	2013
Engine	$1,412.1	$1,257.5
Drivetrain	680.7	601.4
Inter-segment eliminations	(8.7)	(7.8)
Net sales	$2,084.1	$1,851.1

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(millions of dollars)	2014	2013
Engine	$231.7	$202.3
Drivetrain	80.5	56.0
Adjusted EBIT	312.2	258.3
Restructuring expense	39.5	—
Program termination agreement	—	11.3
Retirement related obligations	—	5.9
Corporate, including equity in affiliates' earnings and stock-based compensation	30.7	32.9
Interest income	(1.5)	(1.0)
Interest expense and finance charges	8.2	9.7
Earnings before income taxes and noncontrolling interest	235.3	199.5
Provision for income taxes	68.1	50.9
Net earnings	167.2	148.6
Net earnings attributable to the noncontrolling interest, net of tax	8.1	6.6
Net earnings attributable to BorgWarner Inc.	$159.1	$142.0

Total Assets

(millions of dollars)	March 31, 2014	December 31, 2013
Engine	$4,002.5	$3,519.1
Drivetrain	1,863.8	1,786.6
Total	5,866.3	5,305.7
Corporate (a)	1,491.5	1,611.3
Total assets	$7,357.8	$6,917.0
____________________________________

(a)	Corporate assets include investments and advances and deferred income taxes.

(18) Recent Transactions

On February 28, 2014, the Company acquired 100% of the equity interests in Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler"). Wahler is a producer of exhaust gas recirculation ("EGR") valves, EGR tubes and thermostats, and has operations in Germany, Brazil, the U.S., China and Slovakia. The cash paid, net of cash acquired was $106.4 million (77.1 million Euro).

The Wahler acquisition is expected to strengthen the Company's strategic position as a producer of complete EGR systems and create additional market opportunities in both passenger and commercial vehicle applications.

The operating results and assets are reported within the Company's Engine reporting segment as of the date of the acquisition. The impact of Wahler is not expected to be material to 2014 consolidated revenues and earnings. The Company paid $106.4 million, which is recorded as an investing activity in the Company's Condensed Consolidated Statement of Cash Flows. Additionally, the Company assumed retirement-related liabilities of $3.2 million and assumed debt of $33.3 million, which are reflected in the supplemental cash flow information on the Company's Condensed Consolidated Statement of Cash Flows.

The following table summarizes the aggregated estimated fair value of the assets acquired and liabilities assumed on February 28, 2014, the date of acquisition:

(millions of dollars)
Receivables, net	$52.4
Inventories, net	50.9
Property, plant and equipment, net	55.7
Goodwill	47.3
Other intangible assets	36.6
Other assets and liabilities	(28.6)
Accounts payable and accrued expenses	(71.4)
Total consideration, net of cash acquired	142.9

Less: Assumed retirement-related liabilities	3.2
Less: Assumed debt	33.3
Cash paid, net of cash acquired	$106.4

In connection with the acquisition, the Company capitalized $18.8 million for customer relationships, $10.2 million for know-how, $4.1 million for patented technology and $3.5 million for the Wahler trade name. Customer relationships and know-how will be amortized over a period of up to 15 years, patented technology will be amortized over seven years and the Wahler trade name will not be amortized as it has an indefinite useful life. The income approach was used to determine the fair value of all intangible assets. Additionally, $25.4 million in goodwill is expected to be non-deductible for tax purposes.

The Company is in the process of finalizing all purchase accounting adjustments related to the Wahler acquisition. Subsequent adjustments may be necessary based on the finalization of certain estimates, including any fair value or working capital adjustments.

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

The Company's products fall into two reporting segments: Engine and Drivetrain. The Engine segment's products include turbochargers, timing devices and chain products, emissions systems, thermal systems, diesel cold start and gasoline ignition technology. The Drivetrain segment's products include transmission components and systems and all-wheel drive torque management systems.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Net sales for the three months ended March 31, 2014 totaled $2,084.1 million, a 12.6% increase from the three months ended March 31, 2013. Excluding the impact of the 2014 acquisition of Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler") and strengthening foreign currencies, primarily the Euro, partially offset by the weakening Real and Yen, net sales increased approximately 9%.

Cost of sales as a percentage of net sales decreased to 78.6% in the three months ended March 31, 2014 from 79.8% in the three months ended March 31, 2013. Gross profit and gross margin were $445.8 million and 21.4% in the three months ended March 31, 2014 compared to $374.7 million and 20.2% in the three months ended March 31, 2013. The Company's material cost of sales was approximately 50% of net sales in both the three months ended March 31, 2014 and 2013. The Company's remaining cost to convert raw material to finished product (conversion cost) slightly decreased compared to the three months ended March 31, 2013.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2014 increased $14.5 million to $173.8 million from $159.3 million, and decreased as a percentage of net sales to 8.3% from 8.6% in the three months ended March 31, 2013. Research and Development ("R&D") expenses, which are included in SG&A expenses, increased $10.2 million to $82.0 million from $71.8 million as compared to the three months ended March 31, 2013. As a percentage of net sales, R&D expenses were 3.9% in the three months ended March 31, 2014 and 2013. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense of $38.8 million for the three months ended March 31, 2014 is primarily related to $39.5 million of additional restructuring expense, largely associated with continued Drivetrain segment actions designed to improve future profitability and competitiveness. The Company estimates that additional restructuring charges of approximately $51.0 million will be incurred over the next two years related to the Drivetrain segment restructuring plan. For the three months ended March 31, 2013, the other expense of $16.9 million was primarily related to an $11.3 million expense associated with a program termination agreement and a $5.9 million retirement related obligation related to a first quarter 2013 grant of restricted stock awards to certain retiring Named Executive Officers, which resulted from the Company's fourth quarter 2012 decision to waive the forfeiture provision associated with future restricted stock grants made to these Named Executive Officers.

Equity in affiliates’ earnings of $8.8 million decreased $0.9 million as compared with the three months ended March 31, 2013 primarily due to lower earnings from the Company's 50% interest in NSK-Warner.

At March 31, 2014, the Company's effective tax rate for the first quarter was 28.9%, which includes tax benefits of $8.8 million related to restructuring expense discussed in the Other Expense footnote. Excluding the impact of these non-comparable items, the Company has estimated its annual effective tax rate associated with ongoing operations to be approximately 28% for the year ending December 31, 2014.

At March 31, 2013, the Company's effective tax rate for the first quarter was 25.5%. This rate included tax benefits of $3.8 million and $2.1 million related to the program termination agreement and retirement related obligations discussed in the Other Expense footnote. This rate also included a net tax benefit of $1.7 million, which is comprised of a $6.6 million tax benefit related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, partially offset by a $4.9 million tax expense related to a comprehensive income adjustment. At March 31, 2013, excluding the impact of these non-comparable items, the Company estimated its annual effective tax rate associated with ongoing operations to be approximately 27% for the year ended December 31, 2013.

The Company’s earnings per diluted share were $0.69 and $0.61 for the three months ended March 31, 2014 and 2013, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Non-comparable items:
Restructuring expense	$(0.13)	$—
Program termination agreement	—	(0.03)
Retirement related obligations	—	(0.02)
Tax adjustments	—	0.01
Total impact of non-comparable items per share — diluted	$(0.13)	$(0.04)

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(millions of dollars)	2014	2013
Engine	$1,412.1	$1,257.5
Drivetrain	680.7	601.4
Inter-segment eliminations	(8.7)	(7.8)
Net sales	$2,084.1	$1,851.1

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(millions of dollars)	2014	2013
Engine	$231.7	$202.3
Drivetrain	80.5	56.0
Adjusted EBIT	312.2	258.3
Restructuring expense	39.5	—
Program termination agreement	—	11.3
Retirement related obligations	—	5.9
Corporate, including equity in affiliates' earnings and stock-based compensation	30.7	32.9
Interest income	(1.5)	(1.0)
Interest expense and finance charges	8.2	9.7
Earnings before income taxes and noncontrolling interest	235.3	199.5
Provision for income taxes	68.1	50.9
Net earnings	167.2	148.6
Net earnings attributable to the noncontrolling interest, net of tax	8.1	6.6
Net earnings attributable to BorgWarner Inc.	$159.1	$142.0

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

The Engine segment net sales increased $154.6 million, or 12.3%, from the three months ended March 31, 2013. Excluding the impact of the 2014 Wahler acquisition and strengthening foreign currencies, primarily the Euro, partially offset by the weakening Real and Yen, net sales increased approximately 8% from the three months ended March 31, 2013, primarily due to higher sales of turbochargers, EGR coolers and engine timing devices. The Engine segment Adjusted EBIT margin was 16.4% in the three months ended March 31, 2014 up from 16.1% in the three months ended March 31, 2013.

The Drivetrain segment net sales increased $79.3 million, or 13.2%, from the three months ended March 31, 2013. Excluding the impact of strengthening foreign currencies, primarily the Euro, net sales increased approximately 12% from the three months ended March 31, 2013, primarily due to higher sales of all-wheel drive systems, traditional transmission components and dual clutch transmission modules. The Drivetrain segment Adjusted EBIT margin was 11.8% in the three months ended March 31, 2014 up from 9.3% in the three months ended March 31, 2013.

Outlook for 2014

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

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At March 31, 2014, the Company had $808.1 million of cash, of which $750.7 million of cash held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States. The Company uses its U.S. liquidity for various corporate purposes, including but not limited to, debt service, share repurchases, dividend distributions and other corporate expenses.

The Company's $750 million multi-currency revolving credit facility includes a feature that allows the Company's borrowings to be increased to $1 billion. The credit facility provides for borrowings through June 30, 2016 and is guaranteed by the Company's material domestic subsidiaries. The credit facility has two key financial covenants, a debt compared to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) test and an interest coverage test. The Company was in compliance with all covenants at March 31, 2014 and expects to remain compliant in future periods. At March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of $320.0 million under this facility.

On March 12, 2014, the Company entered into a new commercial paper program pursuant to which the Company may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1.0 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. At March 31, 2014, the Company had outstanding borrowings of $100.0 million under this program, which is classified in the Condensed Consolidated Balance Sheet in Notes Payable and Other Short-Term Debt.

On February 11, 2014, the Company's universal shelf registration expired. The Company filed a new universal shelf registration with the Securities and Exchange Commission on February 28, 2014. In addition to the credit facility, the Company's universal shelf registration has an unlimited amount of various debt and equity instruments that could be issued.

On January 22, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock. This dividend was paid on February 17, 2014 to stockholders of record on February 3, 2014. On April 21, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock. This dividend will be paid on May 16, 2014 to stockholders of record on May 2, 2014.

The Company's debt net of cash to capital ratio was 13.0% at March 31, 2014 versus 7.2% at December 31, 2013. This increase is primarily due to the February 28, 2014 acquisition of Wahler.

From a credit quality perspective, the Company has a credit rating of Baa2 from Moody's and BBB+ from both Standard & Poor’s and Fitch Ratings. The current outlook from Moody's is positive. The outlook from both Standard & Poor’s and Fitch Ratings is stable. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities increased $30.1 million to $46.4 million in the first three months of 2014 from $16.3 million in the first three months of 2013. This increase primarily reflects higher earnings during the first three months of 2014 compared with the first three months of 2013.

Net cash used in investing activities increased $157.5 million to $231.1 million in the first three months of 2014 from $73.6 million in the first three months of 2013. This increase is primarily due to the $106.4 million acquisition of Wahler and higher capital expenditures, including tooling outlays.

Net cash provided by financing activities decreased $3.7 million to $56.0 million in the first three months of 2014 from $59.7 million in the first three months of 2013. This decrease is primarily driven by dividends paid to BorgWarner stockholders and lower net borrowings in 2014, partially offset by payments for the purchase of treasury stock in 2013.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $7.7 million and $4.0 million at March 31, 2014 and at December 31, 2013, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive friction products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2014 and December 31, 2013, the Company had approximately 17,500 and 17,000 pending asbestos-related product liability claims, respectively. Of the approximately 17,500 outstanding claims at March 31, 2014, approximately half were pending in jurisdictions that have undergone significant tort and judicial reform activities subsequent to the filing of these claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2014, of the approximately 600 claims resolved, 105 (18%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2013, of the approximately 1,500 claims resolved, 297 (20%) resulted in any payment being made to a claimant by or on behalf of the Company.

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

To date, the Company has paid and accrued $294.1 million in defense and indemnity in advance of insurers' reimbursement and has received $124.8 million in cash and notes from insurers. The net balance of $169.3 million, is expected to be fully recovered, of which approximately $20.0 million is expected to be recovered within one year. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2013, insurers owed $153.6 million in association with these claims.

In addition to the $169.3 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $107.1 million for claims asserted, but not yet resolved and their related defense costs at March 31, 2014. The Company also has a related asset of $107.1 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which, more-likely-than-not, will occur subsequent to March 31, 2015. At December 31, 2013, the comparable value of the accrued liability and associated insurance asset was $96.7 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(millions of dollars)	March 31, 2014	December 31, 2013
Assets:
Other non-current assets	$107.1	$96.7
Total insurance assets	$107.1	$96.7
Liabilities:
Accounts payable and accrued expenses	$44.1	$41.1
Other non-current liabilities	63.0	55.6
Total accrued liabilities	$107.1	$96.7

The 2014 increase in the accrued liability and associated insurance asset is primarily due to an expected higher rate of claim settlement based on recent litigation claim activity.

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

Item 3.Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company's Board of Directors authorized the purchase of up to 59.6 million shares of the Company's common stock. As of March 31, 2014, the Company had repurchased 48,581,610 shares under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

Employee transactions include restricted shares withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares. The BorgWarner Inc. Amended and Restated 2004 and 2014 Stock Incentive Plans provide that the withholding obligations be settled by the Company retaining stock that is part of the Award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2014:

Issuer Repurchases of Equity Securities
Period	Total number of shares repurchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased
Month Ended January 31, 2014
Common Stock Repurchase Program	—	$—	—	11,018,390
Employee transactions	—	$—	—
Month Ended February 28, 2014
Common Stock Repurchase Program	—	$—	—	11,018,390
Employee transactions	409,904	$54.45	—
Month Ended March 31, 2014
Common Stock Repurchase Program	—	$—	—	11,018,390
Employee transactions	—	$—	—

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
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

Date: May 1, 2014