Form 10-K
period 2014-12-31
BORGWARNER INC
filed 2015-02-12
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K
ANNUAL REPORT

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the fiscal year ended December 31, 2014
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
Yes  ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  ☐    No  ☑
The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2014 (the last business day of the most recently completed second fiscal quarter) was approximately $14.8 billion.

As of February 6, 2015, the registrant had 226,436,079 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the BorgWarner Inc. Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III

BORGWARNER INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2014

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K (including Management's Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as "anticipates," "believes," "continues," "could," "designed," "effect," "estimates," "evaluates," "expects," "forecasts," "goal," "initiative," "intends," "outlook," "plans," "potential," "project," "pursue," "seek," "should," "target," "when," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements. All statements, other than statements of historical fact contained or incorporated by reference in this Form 10-K, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Forward-looking statements are not guarantees of performance and the Company's actual results may differ materially from those expressed, projected or implied in or by the forward-looking statements.

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

Narrative Description of Reporting Segments

The Company reports its results under two reporting segments: Engine and Drivetrain. Net sales by reporting segment for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Engine	$5,705.9	$5,022.1	$4,913.0
Drivetrain	2,631.4	2,446.5	2,298.7
Inter-segment eliminations	(32.2)	(32.0)	(28.5)
Net sales	$8,305.1	$7,436.6	$7,183.2

The sales information presented above excludes the sales by the Company's unconsolidated joint ventures (See sub-heading “Joint Ventures”). Such unconsolidated sales totaled approximately $694 million, $756 million and $871 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Engine

The Engine Segment develops and manufactures products to improve fuel economy, reduce emissions and enhance performance. Increasingly stringent regulation of, and consumer demand for, better fuel economy and emissions performance are driving demand for the Engine Segment's products in gasoline and diesel engines and alternative powertrains. The Engine Segment's products include: turbochargers, timing systems, emissions systems, thermal systems, thermostats, diesel cold start and gasoline ignition technology.

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

Sales of turbochargers for light vehicles represented approximately 28% of total net sales for the year ended December 31, 2014 and 26% of total sales for the years ended December 31, 2013 and 2012. The Engine Segment currently supplies turbochargers to many OEMs including BMW, Daimler, Fiat, Ford, General Motors, Great Wall, Hyundai, Renault, Volkswagen and Volvo. The Engine Segment also supplies turbochargers to several commercial vehicle and off-highway OEMs including Caterpillar, Daimler, Deutz, John Deere, MAN and Navistar.

The Engine Segment's newest turbocharger technologies are its regulated two-stage turbocharging system, known as R2S®, regulated 3-stage turbocharging systems ("R3S"), variable turbine geometry ("VTG") turbochargers and turbochargers for gasoline direct injected engines, all of which may be found in numerous applications around the world. For example, the Engine Segment supplies its award winning R2S® turbocharger technology to BMW's, Daimler's, Volkswagen's and Volvo’s four- and six-cylinder common-rail diesel engines and its R3S turbocharger system, an industry first, to BMW for its new high-powered 3.0 liter diesel engine. Also, the Engine Segment supplies VTG turbochargers to Volkswagen’s 1.4 liter and 2.0 liter diesel engines, featured in various Volkswagen and Audi vehicles and to PSA for its 2.0 liter diesel engine. Ford selected the Engine Segment's leading gasoline turbocharger technology for its 1.5 liter, 1.6 liter and 2.0 liter four-cylinder EcoBoost engines, as did Volvo for its new 2.0 liter four-cylinder Drive-E engines. The Engine Segment supplies turbochargers for Hyundai's first turbocharged gasoline direct injected engine.

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

BorgWarner timing chain systems are featured on Ford's family of engines, including Duratec, Modular and in-line four-cylinder engines, Fiat Chrysler Automobiles' 3.6 liter Pentastar engine, General Motors' Small Gas Engine, Volkswagen's EA888 family, Hyundai's Gamma, Nu and Theta families and numerous other applications around the world.

The Engine Segment's newest engine timing technology is its VCT with mid position lock, which allows a greater range of camshaft positioning thereby enabling greater control over airflow and the opportunity to improve fuel economy, reduce emissions and improve engine performance compared with conventional VCT systems. VCT with mid position lock made its debut on Subaru's Boxer® 2.0 liter engine. BorgWarner is currently working with a number of other OEMs that are implementing this technology.

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

On February 28, 2014, the Company acquired 100% of the equity interests in Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler"). Wahler was a producer of exhaust gas recirculation ("EGR") valves, EGR tubes and thermostats, and had operations in Germany, Brazil, the U.S., China and Slovakia. The Wahler acquisition is expected to strengthen the Company's strategic position as a producer of complete EGR systems and create additional market opportunities in both passenger and commercial vehicle applications.

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

The Drivetrain Segment's torque management products include rear-wheel drive (“RWD”)-AWD transfer case systems, FWD-AWD coupling systems and cross-axle coupling systems. The Drivetrain Segment's focus is on developing electronically controlled torque management devices and systems that will benefit fuel economy and vehicle dynamics.

 Transfer cases are installed on RWD based light trucks, SUVs, cross-over utility vehicles, and passenger cars. A transfer case attaches to the transmission and distributes torque to the front and rear axles improving vehicle traction and stability in dynamic driving conditions. There are many variants of the Drivetrain Segment's transfer case technology in the market today, including Torque On-Demand (TOD®), chain-driven, gear-driven, Pre-Emptive, Part-Time, 1-speed and 2-speed transfer cases. The Drivetrain Segment's transfer cases are featured on the Ford F-150 and on the Dodge Ram light-duty and heavy-duty trucks.

The Drivetrain Segment is involved in the AWD market for FWD based vehicles with couplings that use electronically-controlled clutches to distribute power to the rear wheels as traction is required. The Drivetrain Segment's latest coupling innovation, the Centrifugal Electro-Hydraulic (“CEH”) Actuator, which is utilized to engage the clutches in the coupling, produces outstanding vehicle stability and traction while promoting better fuel economy with reduced weight. The CEH Actuator is found in the AWD couplings featured in several current FWD-AWD vehicles including the Audi A3, Range Rover Evoque, Volvo XC60 and VW Tiguan.

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

Joint Ventures

As of December 31, 2014, the Company had nine joint ventures in which it had a less-than-100% ownership interest. Results from the six joint ventures in which the Company is the majority owner are consolidated as part of the Company's results. Results from the three joint ventures in which the Company's effective ownership interest is 50% or less, were reported by the Company using the equity method of accounting.

Management of the unconsolidated joint ventures is shared with the Company's respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

Joint venture	Products	Year organized	Percentage owned by the Company	Location of operation	Joint venture partner	Fiscal 2014 net sales (millions of dollars) (a)
Unconsolidated:
NSK-Warner	Transmission components	1964	50%	Japan/China	NSK Ltd.	$546.4
Turbo Energy Limited (b)	Turbochargers	1987	32.6%	India	Sundaram Finance Limited; Brakes India Limited	$144.2
BERU Diesel Start Systems Pvt. Ltd. (d)	Glow Plugs	1996	49%	India	Jayant Dave	$3.4
Consolidated:
BorgWarner Transmission Systems Korea Ltd. (c)	Transmission components	1987	60%	Korea	NSK-Warner	$318.6
Divgi-Warner Private Limited	Transfer cases and synchronizer rings	1995	60%	India	Divgi Metalwares, Ltd.	$20.5
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans and fan drives	1999	70%	China	Ningbo Shenglong Automotive Powertrain Systems Co., Ltd.	$36.9
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Automotive Components Stock Co. Ltd.	$102.2
SeohanWarner Turbo Systems Ltd.	Turbochargers	2003	71%	Korea	Korea Flange Company	$151.2
BorgWarner United Transmission Systems Co. Ltd.	Transmission components	2009	66%	China	China Automobile Development United Investment Co., Ltd.	$15.2
________________

(a)
All sales figures are for the year ended December 31, 2014, except NSK-Warner and Turbo Energy Limited. NSK-Warner’s sales are reported for the 12 months ended November 30, 2014. Turbo Energy Limited’s sales are reported for the 12 months ended September 30, 2014.

(b)	The Company made purchases from Turbo Energy Limited totaling $36.5 million, $39.1 million and $24.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(c)
BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea Ltd. This gives the Company an additional indirect effective ownership percentage of 20%. This results in a total effective ownership interest of 80%.

(d)
In January 2015, the Company completed the acquisition of BERU Diesel Start Systems Pvt. Ltd. by acquiring the shares of its former joint venture partner, Jayant Dave. The former joint venture was formed in 1996 to develop and manufacture glow plugs in India. After this transaction, the Company owns 100% of the entity.

Financial Information About Geographic Areas

During the year ended December 31, 2014, approximately 76% of the Company's consolidated net sales were outside the United States ("U.S."), attributing sales to the location of production rather than the location of the customer.

Refer to Note 19, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about geographic areas.

Product Lines and Customers

During the year ended December 31, 2014, approximately 83% of the Company's net sales were for light-vehicle applications; approximately 8% were for commercial vehicle applications; approximately 5%

were for off-highway vehicle applications; and approximately 4% were to distributors of aftermarket replacement parts.

The Company’s worldwide net sales to the following customers (including their subsidiaries) were approximately as follows:

	Year Ended December 31,
Customer	2014	2013	2012
Volkswagen	17%	16%	17%
Ford	13%	14%	13%

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

Sales and Marketing

Each of the Company's businesses within its two reporting segments has its own sales function. Account executives for each of our businesses are assigned to serve specific OEM customers for one or more of a businesses' products. Our account executives spend the majority of their time in direct contact with OEM purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business.  Because of their close relationship with OEMs, account executives are able to identify and meet customers' needs based upon their knowledge of our products' design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities and serve as a key interface with customers. In addition, sales and marketing employees of our Engine and Drivetrain reporting segments often work together to explore cross-development opportunities where appropriate.

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

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Gross R&D expenditures	$392.8	$350.4	$309.3
Customer reimbursements	(56.6)	(47.2)	(43.4)
Net R&D expenditures	$336.2	$303.2	$265.9

Net R&D expenditures as a percentage of net sales were 4.0%, 4.1% and 3.7% for the years ended December 31, 2014, 2013 and 2012, respectively. The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of net R&D expenditures in any of the years presented.

Intellectual Property

The Company has more than 5,100 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, any group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company's business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company's financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

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

The Company’s major competitors by product type follow:

Product Type: Engine	Names of Competitors
Turbochargers:	Cummins Turbo Technology	IHI
	Honeywell	Mitsubishi Heavy Industries (MHI)

Emissions systems:	Mahle	T.RAD
	Denso	Pierburg
	Bosch	NGK

Timing devices and chains:	Denso	Schaeffler Group
	Iwis	Tsubaki Group

Thermal systems:	Horton/Sachs	Usui
	Mahle	Xuelong

Product Type: Drivetrain	Names of Competitors
Torque transfer:	American Axle	JTEKT
	GKN Driveline	Magna Powertrain

Transmission:	Bosch	FCC
	Dynax	Schaeffler Group

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

Workforce

As of December 31, 2014, the Company had a salaried and hourly workforce of approximately 22,000 (as compared with approximately 19,700 at December 31, 2013), of which approximately 5,600 were in the U.S.  Approximately 18% of the Company's U.S. workforce is unionized. The workforces at certain international facilities are also unionized. The Company believes the present relations with our workforce to be satisfactory.

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

Commodity prices were relatively stable in 2014. The Company uses a variety of tactics in order to limit the impact of supply shortages and inflationary pressures. The Company's global procurement organization works to accelerate cost reductions, purchases from lower cost regions, rationalize the supply base, mitigate risk and collaborate on its buying activities. In addition, the Company uses long-term contracts, cost sharing arrangements, design changes, customer buy programs and limited financial instruments to help control costs. The Company intends to use similar measures in 2015 and beyond.  Refer to Note 10, “Financial Instruments,” of the Consolidated Financial Statements in Item 8 of this report for information related to the Company's hedging activities.

For 2015, the Company believes that its supplies of raw materials are adequate and available from multiple sources to support its manufacturing requirements.

Available Information

Through its Internet website (www.borgwarner.com), the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed or furnished. The Company also makes the following documents available on its Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance Committee Charter; the Company's Corporate Governance Guidelines; the Company's Code of Ethical Conduct; and the Company's Code of Ethics for CEO and Senior Financial Officers. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to Investor Relations, 3850 Hamlin Road, Auburn Hills, Michigan 48326. The public may read and copy materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Executive Officers of the Registrant

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 12, 2015.

Name	Age	Position with the Company
James R. Verrier	52	President and Chief Executive Officer
Ronald T. Hundzinski	56	Vice President and Chief Financial Officer
Steven G. Carlson	64	Vice President and Controller
Stefan Demmerle	50	Vice President
Brady D. Ericson	43	Vice President
Joseph F. Fadool	48	Vice President
John J. Gasparovic	57	Vice President, General Counsel and Secretary
Kim R. Jenett	55	Vice President, Human Resources
Robin Kendrick	50	Vice President
Frederic B. Lissalde	47	Vice President
Thomas J. McGill	48	Vice President and Treasurer
Daniel Paterra	60	Vice President

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

Mr. Ericson has been Vice President of the Company and President and General Manager of BorgWarner Emissions Systems Inc. since March 2014, at which time BorgWarner BERU Systems was merged into BorgWarner Emissions Systems. He was Vice President of the Company and President and General Manager of BorgWarner BERU Systems and Emissions Systems from September 2011 until March 2014. He was Vice President and General Manager of BorgWarner Emissions Systems Inc. from April 2010 through August 2011. From August 2009 through March 2010, he was Vice President, Global Manufacturing Strategy for BorgWarner Turbo and Emissions Systems.

Mr. Fadool has been Vice President of the Company and President and General Manager of BorgWarner Morse TEC Inc. since May 2012. He was Vice President of the Company and President and General Manager of BorgWarner TorqTransfer Systems Inc. from June 2011 until September 2012. He was Vice President and General Manager of BorgWarner TorqTransfer Systems Inc. from July 2010 until June 2011. From May 2009 until July 2010, he was Vice President for North American Operations for the Central Electronics Plants at Continental Automotive Systems. From July 2007 until July 2010, he was Vice President, Huntsville Operations at SiemensVDO.

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

Item 1A.    Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impact our business operations. If any of the following risks occur, our business including its financial performance, financial condition, operating results and cash flows could be adversely affected.

Risks related to our industry

Conditions in the automotive industry may adversely affect our business.

Our financial performance depends on conditions in the global automotive industry. Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors including interest rates, consumer credit, and consumer spending and preferences. Economic declines that result in significant reduction in automotive or truck production would have an adverse effect on our sales to OEMs.

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

There is substantial and continuing pressure on OEMs to reduce costs, including costs of products we supply. Annual price reductions to OEM customers are a permanent component of our business. To maintain our profit margins, we seek price reductions from our suppliers, improved production processes to increase manufacturing efficiency, updated product designs to reduce costs and develop new products, the benefits of which support stable or increased prices. Our ability to pass through increased raw material costs to our OEM customers is limited, with cost recovery often less than 100% and often on a delayed basis. Inability to reduce costs in an amount equal to annual price reductions, increases in raw material costs, and increases in employee wages and benefits could have an adverse effect on our business.

We continue to face volatile costs of commodities used in the production of our products.

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

We own important intellectual property, including patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect or enforce these rights, could adversely affect our business and our competitive position.

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

We rely on the capacity, reliability and security of our IT systems and infrastructure. IT systems are vulnerable to disruptions, including those resulting from natural disasters, cyber-attacks or failures in third-party-provided services. Disruptions and attacks on our IT systems pose a risk to the security of our systems and our ability to protect our networks and the confidentiality, availability and integrity of our third-party data. As a result, such attacks or disruptions could potentially lead to the inappropriate disclosure of confidential information, including our intellectual property, improper use of our systems and networks, manipulation and destruction of data, production downtimes and both internal and external supply shortages. This could cause significant damage to our reputation, affect our relationships with our customers and suppliers, lead to claims against the Company and ultimately adversely affect our business.

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

As of December 31, 2014, approximately 18% of our U.S. workforce was unionized. Our only domestic collective bargaining agreement is for our New York facility. This agreement expires in September 2016. The workforce at certain of our international facilities is also unionized. A prolonged dispute with our employees could have an adverse effect on our business.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the 2010 Act), was signed into law in March 2010. As the 2010 Act evolves, we continue to evaluate its effect, including its potential impact on the future cost of our benefit plans.

We are subject to extensive environmental regulations.

Our operations are subject to laws governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The operation of automotive parts manufacturing plants entails risks in these areas, and we cannot assure that we will not incur material costs or liabilities as a result. Through various acquisitions over the years, we have acquired a number of manufacturing facilities, and we cannot assure that we will not incur material costs and liabilities relating to activities that predate our ownership. In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws that may be adopted in the future. Costs associated with failure to comply with environmental regulations could have an adverse effect on our business.

We have liabilities related to environmental, product warranties, litigation and other claims.

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

We provide product warranties to our customers for some of our products. Under these product warranties, we may be required to bear costs and expenses for the repair or replacement of these products. We cannot assure that costs and expenses associated with these product warranties will not be material, or that those costs will not exceed any amounts accrued for such product warranties in our financial statements.

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

Compliance with and changes in laws could be costly and could affect operating results. In addition, government disruptions could negatively impact our ability to conduct our business.

We have operations in multiple countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. Compliance related issues in certain countries associated with laws such as the Foreign Corrupt Practices Act and other anti-corruption laws could also adversely affect our business.

Changes that could impact the legal environment include new legislation, new regulations, new policies, investigations and legal proceedings and new interpretations of existing legal rules and regulations, in particular, changes in import and export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where we operate or intend to operate. In addition, government disruptions, such as a U.S. government shutdown, may delay or halt the granting and renewal of permits, licenses and other items required by us and our customers to conduct our business.

Changes in tax laws or tax rates taken by taxing authorities and tax audits could adversely affect our business.

Changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities, and the ability to fully utilize our tax loss carryforwards and tax credits could adversely affect our operating results. In addition, we may periodically restructure our legal entity organization.

If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially affected. Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. These audits may result in assessment of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of any tax matters involves uncertainties and there are no assurances that the outcomes will be favorable.

Our growth strategy may prove unsuccessful.

We have a stated goal of increasing sales and operating income at a rate greater than global vehicle production by increasing content per vehicle with innovative new components and through select acquisitions.

We may not meet our goal because of any of the following: (a) the failure to develop new products that will be purchased by our customers; (b) technology changes rendering our products obsolete; (c) and a reversal of the trend of supplying systems (which allows us to increase content per vehicle) instead of components.

We expect to pursue business ventures, acquisitions, and strategic alliances that leverage our technology capabilities, enhance our customer base, geographic representation, and scale to complement our current businesses and we regularly evaluate potential growth opportunities, some of which could be material. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be adversely affected. Likewise, our failure to integrate and manage acquired companies successfully may lead to future impairment of any associated goodwill and intangible asset balances. Failure to execute our growth strategy could adversely affect our business.

We are subject to risks related to our international operations.

We have manufacturing and technical facilities in many regions including the Americas, Europe and Asia. For 2014, approximately 76% of our consolidated net sales were outside the U.S. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, and international terrorism. Compliance with multiple and potentially conflicting laws and regulations of various countries is challenging, burdensome and expensive.

The financial statements of foreign subsidiaries are translated to U.S. dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses and capital expenditures. The local currency is the functional currency for substantially all of the Company's foreign subsidiaries.  Significant foreign currency fluctuations and the associated translation of those foreign currencies could adversely affect our business.

Our business in China is subject to aggressive competition and is sensitive to economic, political and market conditions.

Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. In addition, our business in China is sensitive to economic, political and market conditions that drive sales volume in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease, our business and financial results could be adversely affected.

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

We could incur additional restructuring charges as we continue to execute actions in an effort to improve future profitability and competitiveness and may not achieve the anticipated savings and benefits from these actions.

We have and may continue to initiate restructuring actions designed to improve future profitability and competitiveness, and enhance treasury management flexibility. We may not realize anticipated savings or benefits from past or future actions in full or in part or within the time periods we expect. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our actions. Failure to realize anticipated savings or benefits from our actions could have an adverse effect on our business.

Risks related to our customers

We rely on sales to major customers.

We rely on sales to OEMs around the world of varying credit quality. Supply to several of these customers requires significant investment by the Company. We base our growth projections, in part, on commitments made by our customers. These commitments generally renew yearly during a program life cycle. If actual production orders from our customers do not approximate such commitments due to a variety of factors including non-renewal of purchase orders, a customer's financial hardship or other unforeseen reasons, it could adversely affect our business.

Some of our sales are concentrated. Our worldwide sales in 2014 to Volkswagen and Ford constituted approximately 17% and 13%, respectively, of our 2014 consolidated net sales.

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

However, there can be no assurance that capacity limitations, labor unrest, weather emergencies, commercial disputes, government actions, riots, wars, sabotage, non-conforming parts, acts of terrorism, “Acts of God," or other problems experienced by our suppliers will not result in occasional shortages or delays in their supply of components to us. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to meet the production schedules for some of our key products and could miss customer delivery expectations. This could adversely affect our customer relations and business.

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

The Company engages in numerous financial transactions and contracts including insurance policies, letters of credit, credit line agreements, financial derivatives, and investment management agreements involving various counterparties. The Company is subject to the risk that one or more of these counterparties may become insolvent and therefore be unable to meet its obligations under such contracts.

Other risks

A variety of other factors could adversely affect our business.

Any of the following could materially and adversely affect our business: the loss of or changes in supply contracts or sourcing strategies of our major customers or suppliers; start-up expenses associated with new vehicle programs or delays or cancellation of such programs, utilization of our manufacturing facilities, which can be dependent on a single product line or customer; inability to recover engineering and tooling costs; market and financial consequences of recalls that may be required on products we supplied; delays or difficulties in new product development; the possible introduction of similar or superior technologies by others; global excess capacity and vehicle platform proliferation; and the impact of fire, flood or other natural disasters.

Item 1B.	Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2014 fiscal year that remain unresolved.

Item 2.	Properties

As of December 31, 2014, the Company had 57 manufacturing, assembly, and technical locations worldwide. In addition to its 13 U.S. locations, the Company had nine locations in Germany; six locations in China; five locations in India and South Korea; three locations in each of Japan and Mexico; two locations in Brazil, and one location in each of France, Hungary, Ireland, Italy, Monaco, Poland, Portugal, Spain, Sweden, Thailand and the United Kingdom. Individual locations may design or manufacture for both operating segments. The Company also has several sales offices, warehouses and technical centers. The Company's worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs.

The following is additional information concerning principal manufacturing, assembly, and technical facilities operated by the Company, its subsidiaries, and affiliates.

ENGINE(a)

Americas:	Europe:	Asia:
Asheville, North Carolina	Arcore, Italy	Aoyama, Japan
Auburn Hills, Michigan (d)	Bradford, England	Chennai, India (b)
Cadillac, Michigan	Esslingen, Germany	Chonburi, Thailand (b)
Dixon, Illinois	Kirchheimbolanden, Germany	Chungju-City, South Korea
El Salto Jalisco, Mexico	Ludwigsburg, Germany	Jiangsu, China (b)
Fletcher, North Carolina	Markdorf, Germany	Kakkalur, India
Itatiba, Brazil	Muggendorf, Germany	Manesar, India (b)
Ithaca, New York	Oberboihingen, Germany	Nabari City, Japan
Marshall, Michigan	Oroszlany, Hungary (d)	Ningbo, China (b) (c)
Piracicaba, Brazil	Rzeszow, Poland (d)	Pyongtaek, South Korea (b) (c)
Ramos, Mexico	Tralee, Ireland
Viana de Castelo, Portugal
Vigo, Spain

DRIVETRAIN(a)

Americas:	Europe:	Asia:
Addison, Illinois (b)	Arnstadt, Germany	Beijing, China (b)
Bellwood, Illinois	Heidelberg, Germany	Dalian, China (b)
Frankfort, Illinois	Ketsch, Germany	Eumsung, South Korea
Irapuato, Mexico	Landskrona, Sweden (b)	Fukuroi City, Japan
Livonia, Michigan	Monte Carlo, Monaco	Ochang, South Korea (b)
Seneca, South Carolina	Tulle, France	Pune, India
Water Valley, Mississippi		Shanghai, China (b)
Sirsi, India
________________

(a)	The table excludes joint ventures owned less than 50% and administrative offices.

(b)	Indicates leased land rights or a leased facility.

(c)	City has 2 locations: a wholly owned subsidiary and a joint venture.

(d)	Location serves both segments.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 6, 2015, there were 1,901 holders of record of Common Stock.

On July 24, 2013 the Company announced the reinstatement of its quarterly dividend. Cash dividends declared and paid per share, adjusted for the stock split in December 2013, were as follows:

	2014	2013	2012	2011	2010
Dividend amount	$0.51	$0.25	$—	$—	$—

While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.
High and low prices (as reported on the New York Stock Exchange composite tape) for the Company's common stock for each quarter in 2013 and 2014 were:

Quarter Ended	High	Low
March 31, 2013*	$40.05	$35.51
June 30, 2013*	$43.83	$35.22
September 30, 2013*	$51.63	$42.07
December 31, 2013*	$56.45	$48.13
March 31, 2014	$62.42	$51.32
June 30, 2014	$66.16	$59.06
September 30, 2014	$67.38	$52.61
December 31, 2014	$58.75	$50.24
* Amounts have been adjusted for the two-for-one stock split that was effected through a stock dividend on December 16, 2013.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BorgWarner Inc., the S&P 500 Index,
SIC 3714 Motor Vehicle Parts and a Peer Group
___________
*$100 invested on 12/31/2009 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

BWA, S&P 500 and Peer Group data are from Capital IQ; SIC Code Index data are from Research Data Group

	December 31,
	2009	2010	2011	2012	2013	2014
BorgWarner Inc.(1)	$100.00	$217.82	$191.87	$215.59	$338.29	$335.39
S&P 500(2)	100.00	115.06	117.49	136.30	180.44	205.14
SIC Code Index(3)	100.00	143.15	129.03	159.89	237.91	270.25
Peer Group(4)	100.00	167.02	125.53	145.76	238.48	272.43
________________
(1)BorgWarner Inc.
(2)S&P 500 — Standard & Poor’s 500 Total Return Index
(3)Standard Industrial Code (“SIC”) 3714-Motor Vehicle Parts
(4)Selected Peer Group Companies — Consists of the following companies:
American Axle & Manufacturing Holdings, Inc., Autoliv, Inc., Gentex Corporation, Johnson Controls, Inc., Lear Corporation, Magna International Inc., Meritor, Inc., Modine Manufacturing Company, Tenneco Inc., TRW Automotive Holdings Corp. and Visteon Corporation (in bankruptcy)

Purchase of Equity Securities

As of December 31, 2014, 59.6 million shares of the Company's common stock were authorized for purchase by the Company's Board of Directors. As of December 31, 2014, the Company had repurchased 50,999,157 shares under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

Employee transactions include restricted shares withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares. The BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan and the BorgWarner Inc. 2014 Stock Incentive Plan provide that the withholding obligations be settled by the Company retaining stock that is part of the Award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2014:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month Ended October 31, 2014
Common Stock Repurchase Program	—	$—	—	9,552,947
Employee transactions	—	$—	—
Month Ended November 30, 2014
Common Stock Repurchase Program	—	$—	—	9,552,947
Employee transactions	—	$—	—
Month Ended December 31, 2014
Common Stock Repurchase Program	952,104	$52.52	952,104	8,600,843
Employee transactions	413	$54.95	—

Equity Compensation Plan Information

As of December 31, 2014, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding stock options and restricted common stock and the number of securities remaining available for issuance were as follows:

	Number of securities to be issued upon exercise of outstanding options, restricted common stock, warrants and rights	Weighted average exercise price of outstanding options, restricted common stock, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,979,124	$27.78	7,976,105
Equity compensation plans not approved by security holders	—	$—	—
Total	2,979,124	$—	7,976,105

Item 6.	Selected Financial Data

	Year Ended December 31,
(in millions, except share and per share data)	2014	2013	2012 (a)	2011	2010
Operating results
Net sales	$8,305.1	$7,436.6	$7,183.2	$7,114.7	$5,652.8
Operating income (b)	$963.7	$855.2	$752.9	$797.5	$504.3
Net earnings attributable to BorgWarner Inc. (b)	$655.8	$624.3	$500.9	$550.1	$377.4

Earnings per share — basic (c)	$2.89	$2.73	$2.22	$2.52	$1.66
Earnings per share — diluted (c)	$2.86	$2.70	$2.09	$2.22	$1.54

Net R&D expenditures	$336.2	$303.2	$265.9	$243.7	$185.0

Capital expenditures, including tooling outlays	$563.0	$417.8	$407.4	$393.7	$276.6
Depreciation and tooling amortization	$303.2	$272.7	$260.2	$252.2	$224.5

Number of employees	22,000	19,700	19,100	19,250	17,500

Financial position
Cash	$797.8	$939.5	$715.7	$359.6	$449.9
Total assets	$7,228.0	$6,917.0	$6,400.8	$5,958.6	$5,555.0
Total debt	$1,340.0	$1,222.6	$1,067.2	$1,329.1	$1,180.4

Common share information
Cash dividend declared and paid per share (c)	$0.51	$0.25	$—	$—	$—

Market prices of the Company's common stock (c)
High	$67.38	$56.45	$43.73	$41.14	$36.72
Low	$50.24	$35.22	$30.09	$27.30	$16.72

Weighted average shares outstanding (thousands) (c)
Basic	227,150	228,600	225,304	218,458	228,310
Diluted	228,924	231,337	242,754	256,936	259,150
________________

(a)
Refer to Note 17, "Earnings per Share," in Item 8 of this report regarding the impact of the Company's 3.50% convertible senior notes and associated call options and warrants on the Company's earnings per share for the year ended December 31, 2012.

(b)
Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for discussion of non-comparable items impacting the years ending December 31, 2014, 2013 and 2012.

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

RESULTS OF OPERATIONS

A summary of our operating results for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
(millions of dollars, except per share data)	2014	2013	2012
Net sales	$8,305.1	$7,436.6	$7,183.2
Cost of sales	6,548.7	5,879.1	5,716.3
Gross profit	1,756.4	1,557.5	1,466.9
Selling, general and administrative expenses	698.9	639.7	629.3
Other expense, net	93.8	62.6	84.7
Operating income	963.7	855.2	752.9
Equity in affiliates’ earnings, net of tax	(47.3)	(43.5)	(42.8)
Interest income	(5.5)	(4.8)	(4.7)
Interest expense and finance charges	36.4	34.2	39.4
Earnings before income taxes and noncontrolling interest	980.1	869.3	761.0
Provision for income taxes	292.6	218.3	238.6
Net earnings	687.5	651.0	522.4
Net earnings attributable to the noncontrolling interest, net of tax	31.7	26.7	21.5
Net earnings attributable to BorgWarner Inc.	$655.8	$624.3	$500.9
Earnings per share — diluted	$2.86	$2.70	$2.09

Non-comparable items impacting the Company's earnings per diluted share and net earnings

The Company's earnings per diluted share were $2.86, $2.70 and $2.09 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Year Ended December 31,
Non-comparable items:	2014	2013	2012
Restructuring expense	$(0.33)	$(0.15)	$(0.08)
Intangible asset impairment	(0.04)	(0.05)	—
Pension settlement	(0.01)	—	—
Program termination agreement	—	(0.03)	—
Retirement related obligations	—	(0.02)	(0.05)
Tax adjustments	—	0.05	(0.08)
Loss from disposal activities	—	—	(0.19)
Total impact of non-comparable items per share — diluted:	$(0.38)	$(0.20)	$(0.40)

A summary of non-comparable items impacting the Company’s net earnings for the years ended December 31, 2014, 2013 and 2012 is as follows:

Year ended December 31, 2014:

•
The Company incurred restructuring expense of $90.8 million, primarily associated with both the Drivetrain and Engine segments. The Drivetrain segment charges primarily represent a continuation of expenses associated with the first quarter 2014 finalization of severance agreements with two labor unions at separate facilities in Western Europe for approximately 350 employees. The Engine segment charges primarily relate to the restructuring of the Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler") acquisition. These expenses included $57.9 million related to employee termination benefits and $20.9 million of other expenses. Additionally, the Company also recorded restructuring charges of $12.0 million related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy. Both the Drivetrain and Engine restructuring actions are designed to improve the future profitability and competitiveness of each segment. The Company estimates that additional restructuring expense of approximately $25 million will be incurred over the next year related to the Drivetrain segment. Additionally, approximately $17 million will be incurred over the next two years related to the Engine segment restructuring.

•	The Company incurred intangible asset impairment losses of $10.3 million related to the Engine segment, primarily driven by the decision to discontinue the use of an unamortized trade name.

•	The Company incurred a settlement loss of $3.1 million related to lump-sum payments made to former employees of the Company to discharge its obligation under the U.S pension plan.

•	The Company recorded tax benefits of $15.3 million, $0.4 million and $1.1 million related to restructuring expense, intangible asset impairment losses and the pension settlement loss, respectively.

Year ended December 31, 2013:

•
The Company incurred restructuring expense of $39.8 million, primarily due to the initiation of Drivetrain segment actions designed to improve future profitability and competitiveness. This expense included $24.8 million of fixed asset impairment, $10.4 million related to employee termination benefits, $4.0 million related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy and $0.6 million of other expense.

•	The Company incurred intangible asset impairment losses of $12.5 million related to Drivetrain segment customer relationships and an Engine segment unamortized trade name.
•The Company incurred $11.3 million of expense related to a program termination agreement.

•
Retirement related obligations expense of $5.9 million was primarily related to a first quarter 2013 grant of restricted stock awards to certain retiring Named Executive Officers, for which the Company waived the forfeiture provision associated with future restricted stock grants during 2012.

•
The Company recorded tax benefits of $5.1 million, $2.0 million, $3.8 million and $2.1 million related to restructuring expense, intangible asset impairment losses, the program termination agreement and retirement related obligations discussed above. The Company also recorded a net tax benefit of $11.7 million, which includes tax benefits of $6.7 million related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, $2.2 million related to 2012 provision to return and other tax adjustments and $8.0 million related to the reversal of certain state deferred tax asset valuation allowances, partially offset by a $5.2 million tax expense related to comprehensive income and other tax adjustments.

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

Net Sales

Net sales for the year ended December 31, 2014 totaled $8,305.1 million, a 11.7% increase from the year ended December 31, 2013. Excluding the impact of the 2014 Wahler acquisition and weaker foreign currencies, primarily the Yen and the Real partially offset by the Won, net sales increased approximately 8%.

Net sales for the year ended December 31, 2013 totaled $7,436.6 million, a 3.5% increase from the year ended December 31, 2012. Excluding the impact of 2012 dispositions and strengthening foreign currencies, primarily the Euro, net sales increased approximately 4%.

The following table details our results of operations as a percentage of net sales:

	Year Ended December 31,
(percentage of net sales)	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.9	79.1	79.6
Gross profit	21.1	20.9	20.4
Selling, general and administrative expenses	8.4	8.6	8.8
Other expense, net	1.1	0.8	1.2
Operating income	11.6	11.5	10.4
Equity in affiliates’ earnings, net of tax	(0.6)	(0.6)	(0.6)
Interest income	(0.1)	(0.1)	(0.1)
Interest expense and finance charges	0.5	0.5	0.5
Earnings before income taxes and noncontrolling interest	11.8	11.7	10.6
Provision for income taxes	3.5	2.9	3.3
Net earnings	8.3	8.8	7.3
Net earnings attributable to the noncontrolling interest, net of tax	0.4	0.4	0.3
Net earnings attributable to BorgWarner Inc.	7.9%	8.4%	7.0%

Cost of sales as a percentage of net sales was 78.9%, 79.1% and 79.6% in the years ended December 31, 2014, 2013 and 2012, respectively. The Company's material cost of sales was 50% to 55% of net sales in the years ended December 31, 2014, 2013 and 2012. The Company's remaining cost to convert raw material to finished product, which includes direct labor and manufacturing overhead, has continued to improve during the years ended December 31, 2014 and December 31, 2013 compared to December 31, 2012 as a result of increased net sales and successful cost reduction actions. Gross profit as a percentage of net sales was 21.1%, 20.9% and 20.4% in the years ended December 31, 2014, 2013 and 2012, respectively.

Selling, general and administrative expenses (“SG&A”) was $698.9 million, $639.7 million and $629.3 million or 8.4%, 8.6% and 8.8% of net sales for the years ended December 31, 2014, 2013 and 2012, respectively. SG&A increased $59.2 million and $69.6 million from the years ended December 31, 2013 and 2012, respectively, as a result of increased research and development ("R&D") costs included in SG&A, offset by continued cost management.

R&D costs, net of customer reimbursements, was $336.2 million, or 4.0% of net sales, in the year ended December 31, 2014, compared to $303.2 million, or 4.1% of net sales, and $265.9 million, or 3.7% of net sales, in the years ended December 31, 2013 and 2012, respectively. We will continue to invest in a number of cross-business R&D programs, as well as a number of other key programs, all of which are necessary for short- and long-term growth. Our current long-term expectation for R&D spending is approximately 4% of net sales.

Other expense, net was $93.8 million, $62.6 million and $84.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. This line item is primarily comprised of transactions discussed within the subtitle "Non-comparable items impacting the Company's earnings per diluted share and net earnings" above.

Equity in affiliates' earnings, net of tax was $47.3 million, $43.5 million and $42.8 million in the years ended December 31, 2014, 2013 and 2012, respectively. This line item is primarily driven by the results of our 50%-owned Japanese joint venture, NSK-Warner, and our 32.6%-owned Indian joint venture, Turbo Energy Limited (“TEL”). Refer to Note 5, "Balance Sheet Information," to the Consolidated Financial Statements in Item 8 of this report for further discussion of NSK-Warner.

Interest expense and finance charges were $36.4 million, $34.2 million and $39.4 million in the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense remained relatively flat for the year ended December 31, 2014 compared with the year ended December 31, 2013. The decrease in interest expense for the year ended December 31, 2013 compared with the year ended December 31, 2012 was primarily due to the April 2012 settlement of the Company's convertible senior notes.

Provision for income taxes The provision for income taxes resulted in an effective tax rate of 29.9% for the year ended December 31, 2014, compared with rates of 25.1% and 31.4% for the years ended December 31, 2013 and 2012, respectively. The Company's effective tax rate was higher for the year ended December 31, 2014 compared with the year ended December 31, 2013 primarily due to an increase in U.S. earnings.

The effective tax rate of 29.9% for the year ended December 31, 2014 includes tax benefits of $15.3 million, $0.4 million and $1.1 million related to restructuring expense, intangible asset impairment losses and the pension settlement loss discussed in Note 3, "Other Expense, Net," to the Consolidated Financial Statements in Item 8 of this report. Excluding the impact of these non-comparable items, the Company's annual effective tax rate associated with ongoing operations for 2014 was 28.5%.

The effective tax rate of 25.1% for the year ended December 31, 2013 includes tax benefits of $5.1 million, $2.0 million, $3.8 million and $2.1 million related to restructuring expense, intangible asset impairment losses, program termination agreement and retirement related obligations discussed in Note 3, "Other Expense, Net," to the Consolidated Financial Statements in Item 8 of this report. This rate also includes a net tax benefit of $11.7 million, which is comprised of tax benefits of $6.7 million related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, $2.2 million related to 2012 provision to return and other tax adjustments and $8.0 million related to the reversal of certain state deferred tax asset valuation allowances, partially offset by a $5.2 million tax expense related to comprehensive income and other tax adjustments. Excluding the impact of these non-comparable items, the Company's annual effective tax rate associated with ongoing operations for 2013 was 25.9%.

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

Net earnings attributable to the noncontrolling interest, net of tax of $31.7 million for the year ended December 31, 2014 increased by $5.0 million and $10.2 million compared to 2014 for the years ended December 31, 2013 and 2012, respectively. The increases during the years ended December 31, 2014 and December 31, 2013 compared to the year ended December 31, 2012 are primarily related to higher sales and earnings by the Company's joint ventures.

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

The following tables show segment information and Adjusted EBIT for the Company's reporting segments.

Net Sales by Reporting Segment

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Engine	$5,705.9	$5,022.1	$4,913.0
Drivetrain	2,631.4	2,446.5	2,298.7
Inter-segment eliminations	(32.2)	(32.0)	(28.5)
Net sales	$8,305.1	$7,436.6	$7,183.2

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest ("Adjusted EBIT")

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Engine	$924.0	$826.0	$786.4
Drivetrain	303.3	252.2	209.1
Adjusted EBIT	1,227.3	1,078.2	995.5
Restructuring expense	90.8	39.8	27.4
Intangible asset impairment	10.3	12.5	—
Pension settlement	3.1	—	—
Program termination agreement	—	11.3	—
Retirement related obligations	—	5.9	17.3
Loss from disposal activities	—	—	39.7
Corporate, including equity in affiliates' earnings and stock-based compensation	112.1	110.0	115.4
Interest income	(5.5)	(4.8)	(4.7)
Interest expense and finance charges	36.4	34.2	39.4
Earnings before income taxes and noncontrolling interest	980.1	869.3	761.0
Provision for income taxes	292.6	218.3	238.6
Net earnings	687.5	651.0	522.4
Net earnings attributable to the noncontrolling interest, net of tax	31.7	26.7	21.5
Net earnings attributable to BorgWarner Inc.	$655.8	$624.3	$500.9

The Engine segment's net sales for the year ended December 31, 2014 increased $683.8 million, or 13.6%, and segment Adjusted EBIT increased $98.0 million, or 11.9%, from the year ended December 31,

2013. Excluding the impact of the 2014 Wahler acquisition and weaker foreign currencies, primarily the Yen and the Real, net sales increased approximately 8% from the year ended December 31, 2013 primarily due to higher sales of turbochargers and engine timing devices. The segment Adjusted EBIT margin was 16.2% for the year ended December 31, 2014, down from 16.4% in the year ended December 31, 2013. The Adjusted EBIT margin decrease was driven by the Wahler acquisition, which increased sales with minimal contribution to Adjusted EBIT primarily due to expenses associated with purchase accounting adjustments.

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

The Drivetrain segment's net sales for the year ended December 31, 2014 increased $184.9 million, or 7.6%, and segment Adjusted EBIT increased $51.1 million, or 20.3%, from the year ended December 31, 2013. Excluding the impact of strengthening foreign currencies, primarily the Won, net sales increased approximately 7% from the year ended December 31, 2013 primarily due to higher sales of all-wheel drive systems, traditional transmission components, and dual clutch transmission modules. The segment Adjusted EBIT margin was 11.5% in the year ended December 31, 2014, up from 10.3% in the year ended December 31, 2013. The Adjusted EBIT margin increase was primarily driven by operational improvements and continued cost management.

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

Corporate represents headquarters' expenses not directly attributable to the individual segments, expenses associated with divested operations and equity in affiliates' earnings. This net expense was $112.1 million, $110.0 million and $115.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Outlook

Our overall outlook for 2015 is positive. The Company expects strong net new business-related sales growth in 2015 due to rapid adoption of BorgWarner products around the world, partially offset by a stronger U.S. dollar, which would reduce the U.S. dollar value of its foreign currency-denominated sales.

The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The trends that are driving our long-term growth are expected to continue, including the growth of direct injection gasoline engines worldwide, the increased adoption of automated transmissions in Europe and Asia-Pacific, and the move to variable cam and chain engine timing systems in Europe and Asia-Pacific.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At December 31, 2014, the Company had $797.8 million of cash, of which $796.0 million of cash was held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States. The Company uses its U.S. liquidity for various corporate purposes, including but not limited to, debt service, share repurchases, dividend distributions and other corporate expenses.

On June 30, 2014, the Company amended and extended its $750 million multi-currency revolving credit facility (which included a feature that allowed the Company's borrowings to be increased to $1 billion) to a $1 billion multi-currency revolving credit facility (which includes a feature that allows the Company's borrowings to be increased to $1.25 billion). The facility provides for borrowings through June 30, 2019. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at December 31, 2014 and expects to remain compliant in future periods. At December 31, 2014, the Company had no outstanding borrowings under this facility. At December 31, 2013, the Company had outstanding borrowings of $320.0 million under the multi-currency revolving credit agreement.

On March 12, 2014, the Company entered into a new commercial paper program pursuant to which the Company may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. At December 31, 2014, the Company had outstanding borrowings of $460.9 million under this program, which is classified in the Consolidated Balance Sheet in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1 billion.

On February 11, 2014, the Company's universal shelf registration expired. The Company filed a new universal shelf registration with the Securities and Exchange Commission on February 28, 2014. In addition to the credit facility, the Company's universal shelf registration has an unlimited amount of various debt and equity instruments that could be issued depending upon market participation.

On January 22 and April 21, 2014, the Company’s Board of Directors declared quarterly cash dividends of $0.125 per share of common stock. On July 21, 2014 and November 12, 2014, the Company’s Board of Directors declared quarterly cash dividends of $0.13 per share of common stock. All of these dividends were paid in the twelve months ended December 31, 2014.

From a credit quality perspective, the Company has a credit rating of Baa2 from Moody's and BBB+ from both Standard & Poor’s and Fitch Ratings. The current outlook from Moody's is positive. The current outlook from both Standard & Poor’s and Fitch Ratings is stable. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

    Capitalization

	December 31,
(millions of dollars)	2014	2013
Notes payable and short-term debt	$623.7	$201.6
Long-term debt	716.3	1,021.0
Total debt	1,340.0	1,222.6
Less: cash	797.8	939.5
Total debt, net of cash	542.2	283.1
Total equity	3,690.9	3,632.4
Total capitalization	$4,233.1	$3,915.5
Total debt, net of cash, to capital ratio	12.8%	7.2%

Balance sheet debt increased by $117.4 million and cash decreased by $141.7 million compared with December 31, 2013. The $259.1 million increase in balance sheet debt (net of cash) was primarily due to the February 28, 2014 acquisition of Wahler, capital expenditures, share repurchases and dividends paid to stockholders, partially offset by net cash provided by operating activities.

Total equity increased by $58.5 million in the year ended December 31, 2014 as follows:

(millions of dollars)
Balance, January 1, 2014	$3,632.4
Net earnings	687.5
Purchase of treasury stock	(139.9)
Stock-based compensation	25.4
Other comprehensive income	(373.5)
Dividends declared to BorgWarner stockholders	(116.1)
Dividends declared to noncontrolling stockholders	(24.9)
Balance, December 31, 2014	$3,690.9

Operating Activities

Net cash provided by operating activities was $801.8 million, $718.8 million and $878.7 million in the years ended December 31, 2014, 2013 and 2012, respectively. The increase for the year ended December 31, 2014 compared with the year ended December 31, 2013 primarily reflects higher net earnings adjusted for non-cash charges to operations. The decrease for the year ended December 31, 2013 compared with the year ended December 31, 2012 primarily reflects working capital changes partially offset by higher net earnings. The change in working capital is primarily driven by the $137.5 million discretionary pension contribution made to the Company's German pension plans and an increased accounts receivable balance.

Investing Activities

Net cash used in investing activities was $665.1 million, $384.8 million and $345.2 million in the years ended December 31, 2014, 2013 and 2012, respectively. The increase in the year ended December 31, 2014 compared with the year ended December 31, 2013 is primarily driven by the acquisition of Wahler and higher capital expenditures including tooling outlays. The increase in the year ended December 31, 2013 compared with the year ended December 31, 2012 is primarily driven by cash received in the third quarter of 2012 from the sale of the Company's spark plug business. Year over year capital spending increases of $145.2 million and $10.4 million during the years ended December 31, 2014 and December 31, 2013, respectively, were primarily due to higher spending levels required to meet increased program launches worldwide.

Financing Activities

Net cash used in financing activities was $201.7 million, $135.4 million and $188.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The $66.3 million increase in the year ended December 31, 2014 compared with the year ended December 31, 2013 is primarily driven by lower net borrowings in 2014 and higher dividends paid to BorgWarner stockholders, partially offset by higher payments for the purchase of treasury stock in 2013. The $53.2 million decrease in the year ended December 31, 2013 compared with the year ended December 31, 2012 is primarily driven by an increase in net borrowings and decreased payments for treasury stock purchases, partially offset by increased payments for dividends and a reduction in proceeds from stock option exercises, including the tax benefit.

The Company's significant contractual obligation payments at December 31, 2014 are as follows:

(millions of dollars)	Total	2015	2016-2017	2018-2019	After 2019
Other postretirement employee benefits, excluding pensions (a)	$231.2	$17.6	$33.1	$30.7	$149.8
Defined benefit pension plans (b)	43.5	9.9	7.3	7.6	18.7
Notes payable and long-term debt	1,343.1	623.7	199.0	136.4	384.0
Projected interest payments	299.3	39.7	69.8	62.7	127.1
Non-cancelable operating leases	69.6	26.8	24.2	17.6	1.0
Capital spending obligations	58.4	58.4	—	—	—
Income tax payments (c)	210.2	210.2	—	—	—
Total	$2,255.3	$986.3	$333.4	$255.0	$680.6
________________

(a)
Other postretirement employee benefits, excluding pensions, include anticipated future payments to cover retiree medical and life insurance benefits. Refer to Note 11, "Retirement Benefit Plans," to the Consolidated Financial Statements in Item 8 of this report for disclosures related to the Company’s other postretirement employee benefits.

(b)
Since the timing and amount of payments for funded defined benefit pension plans are usually not certain for future years such potential payments are not shown in this table. Amount contained in “After 2019” column is for unfunded plans and includes estimated payments through 2024. Refer to Note 11, "Retirement Benefit Plans," to the Consolidated Financial Statements in Item 8 of this report for disclosures related to the Company’s pension benefits.

(c)	Refer to Note 4, "Income Taxes," to the Consolidated Financial Statements in Item 8 of this report for disclosures related to the Company’s income taxes.

We believe that the combination of cash from operations, cash balances, available credit facilities, and the universal shelf registration capacity will be sufficient to satisfy our cash needs for our current level of operations and our planned operations for the foreseeable future. We will continue to balance our needs for internal growth, external growth, debt reduction and cash conservation.

Off Balance Sheet Arrangements

The Company has certain leases that are recorded as operating leases. Types of operating leases include leases on facilities, an airplane, vehicles and certain office equipment. The total expected future cash outlays for non-cancelable operating lease obligations at December 31, 2014 is $69.6 million. Refer to Note 16, "Leases and Commitments," to the Consolidated Financial Statements in Item 8 of this report for more information on operating leases, including future minimum payments.

Pension and Other Postretirement Employee Benefits

The Company's policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2014, all legal funding requirements had been met. The Company contributed $53.4 million, $150.4 million and $18.0 million to its defined benefit pension plans in the years ended December 31, 2014, 2013 and 2012, respectively. The Company expects to contribute a total of $15 million to $25 million into its defined benefit pension plans during 2015. Of the $15 million to $25 million in projected 2015 contributions, $9.9 million are contractually obligated, while any remaining payments would be discretionary.

The funded status of all pension plans was a net unfunded position of $172.8 million and $157.2 million at December 31, 2014 and 2013, respectively. Of these amounts, $76.5 million and $68.6 million at December 31, 2014 and 2013, respectively, were related to plans in Germany, where there is not a tax deduction allowed under the applicable regulations to fund the plans; hence the common practice is to make contributions as benefit payments become due. In December 2014 and 2013, the Company made discretionary contributions of $30.2 million and $137.5 million, respectively to its German pension plans.

Other postretirement employee benefits primarily consist of postretirement health care benefits for certain employees and retirees of the Company's U.S. operations. The Company funds these benefits as retiree claims are incurred. Other postretirement employee benefits had an unfunded status of $169.7 million and $177.5 million at December 31, 2014 and 2013, respectively.

The Company believes it will be able to fund the requirements of these plans through cash generated from operations or other available sources of financing for the foreseeable future.

Refer to Note 11, "Retirement Benefit Plans," to the Consolidated Financial Statements in Item 8 of this report for more information regarding costs and assumptions for employee retirement benefits.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $6.2 million and $4.0 million at December 31, 2014 and 2013, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2014 and 2013, the Company had approximately 13,300 and 17,000 pending asbestos-related product liability claims, respectively. The decrease in the pending claims is a result of legislation passed in 2013 in Texas where claims against the Company have been dismissed.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2014, of the approximately 6,500 claims resolved, 397 (6%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2013, of the approximately 1,500 claims resolved, 297 (20%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were paid by the Company's primary layer insurance carriers under a series of funding arrangements. In addition to the primary insurance available for asbestos-related claims, the Company has excess insurance coverage available for potential future asbestos-related product claims. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits.

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies against the Company and certain of its historical general liability insurers. The court has issued a number of interim rulings and discovery is continuing. The Company has entered into settlement agreements with some of its insurance carriers, resolving their coverage disputes by agreeing to pay specified amounts to the Company. This includes a settlement in cash and short- and long-term notes with a carrier in the fourth quarter of 2014. The Company is vigorously pursuing the litigation against the remaining insurers.

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

The Company's estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts and the passage of state or federal tort reform legislation. The nature of the historical product being encapsulated and the lifecycle of the product allow the Company to aggressively defend against these lawsuits and, at present, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company's results of operations, financial position or cash flows.

To date, the Company has paid and accrued $337.8 million in defense and indemnity in advance of insurers' reimbursement and has received $195.9 million in cash and notes from insurers. The net balance of $141.9 million, is expected to be fully recovered. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2013, insurers owed $153.6 million in association with these claims.

In addition to the $141.9 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $111.8 million for claims asserted, but not yet resolved and their related defense costs at December 31, 2014. The Company also has a related asset of $111.8 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which is expected to occur subsequent to December 31, 2015. At December 31, 2013, the comparable value of the accrued liability and associated insurance asset was $96.7 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	December 31,
(millions of dollars)	2014	2013
Assets:
Other non-current assets	$111.8	$96.7
Total insurance assets	$111.8	$96.7
Liabilities:
Accounts payable and accrued expenses	$47.4	$41.1
Other non-current liabilities	64.4	55.6
Total accrued liabilities	$111.8	$96.7

The 2014 increase in the accrued liability and associated insurance asset is primarily due to an expected higher rate of claim settlement based on recent claim activity.

The Company does not believe that it can, at present, reasonably estimate possible losses in excess of those for which it has accrued. The Company's belief is based on a number of factors, including without limitation, because the Company cannot reasonably predict how many additional claims may be brought against the Company (or parties the Company has an obligation to indemnify) in the future, the particular illnesses or medical conditions that may be alleged in such claims, the allegations in such claims and the evidence submitted by claimants in support thereof, the possible outcomes in settling or litigating such claims, the time in which claims will proceed through courts in which they are asserted, or the impact of tort reform legislation that may be enacted at the state or federal levels. The Company reviews factors relevant to the asbestos claims that have been or may in the future be asserted against it on an ongoing basis.

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

Concentration of risk The Company performs ongoing credit evaluations of its suppliers and customers and, with the exception of certain financing transactions, does not require collateral from its OEM customers. Some automotive parts suppliers continue to experience commodity cost pressures and the effects of industry overcapacity. These factors have increased pressure on the industry's supply base, as suppliers cope with higher commodity costs, lower production volumes and other challenges. The Company receives certain of its raw materials from sole suppliers or a limited number of suppliers. The inability of a supplier to fulfill supply requirements of the Company could affect future operating results.

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

Goodwill and other indefinite-lived intangible assets During the fourth quarter of each year, the Company qualitatively assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. This qualitative assessment evaluates various events and circumstances, such as macro economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon a triggering event, including recent acquisition or divestiture activity, the Company performs a quantitative, "step one," goodwill impairment analysis.

During the fourth quarter of 2014, the Company performed a qualitative analysis on each reporting unit, except for reporting units with recent restructuring and acquisition activities, and determined it was more-

likely-than-not the fair value exceeded the carrying value of these reporting units. For the reporting units with recent restructuring and acquisition activities, the Company performed a quantitative, "step one," goodwill impairment analysis, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of these goodwill impairment analyses is the Company's annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five year projection of future cash flows based on actual new products and customer commitments and assumes the last year of the LRP data is a fair indication of the future performance. Because the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company's facts and circumstances.

The Company believes the assumptions and estimates used to determine the estimated fair values are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company's December 31, 2014 goodwill quantitative, "step one," impairment reviews are as follows:

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

In addition to the above primary assumptions, the Company notes the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow models:

•	The automotive industry is cyclical and the Company's results of operations would be adversely affected by industry downturns.

•	The Company is dependent on market segments that use our key products and would be affected by decreasing demand in those segments.

•	The Company is subject to risks related to international operations.

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2014 indicated the Company's goodwill assigned to these reporting units that were quantitatively assessed was not impaired and contained fair values substantially higher than the reporting units' carrying values. Additionally, sensitivity analyses were completed indicating a one percent increase in the discount rate or a one percent decrease in the operating margin assumptions would not result in the carrying values exceeding the fair values of the reporting units quantitatively assessed.

Refer to Note 6, "Goodwill and Other Intangibles," to the Consolidated Financial Statements in Item 8 of this report for more information regarding goodwill.

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

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Net sales	$8,305.1	$7,436.6	$7,183.2
Warranty provision	$47.8	$43.1	$33.7
Warranty provision as a percentage of net sales	0.6%	0.6%	0.5%

The following table illustrates the sensitivity of a 25 basis point change (as a percentage of net sales) in the assumed warranty trend on the Company's accrued warranty liability:

	December 31,
(millions of dollars)	2014	2013	2012
25 basis point decrease (income)/expense	$(20.8)	$(18.6)	$(18.0)
25 basis point increase (income)/expense	$20.8	$18.6	$18.0

At December 31, 2014, the total accrued warranty liability was $132.0 million. The accrual is represented as $91.9 million in current liabilities and $40.1 million in non-current liabilities on our Consolidated Balance Sheet.

Refer to Note 7, "Product Warranty," to the Consolidated Financial Statements in Item 8 of this report for more information regarding product warranties.

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

Environmental contingencies The Company works with outside experts to determine a range of potential liability for environmental sites. The ranges for each individual site are then aggregated into a loss range for the total accrued liability. We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range. Management's estimate of the loss for environmental liability was $6.2 million at December 31, 2014.

Refer to Note 14, "Contingencies," to the Consolidated Financial Statements in Item 8 of this report for more information regarding environmental accrual.

Pension and other postretirement defined benefits The Company provides postretirement defined benefits to a number of its current and former employees. Costs associated with postretirement defined benefits include pension and postretirement health care expenses for employees, retirees and surviving spouses and dependents.

The Company's defined benefit pension and other postretirement plans are accounted for in accordance with ASC Topic 715. The determination of the Company's obligation and expense for its pension and other postretirement employee benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain assumptions, including the expected long-term rate of return on plan assets, discount rate, rates of increase in compensation and health care costs trends are described in Note 11, "Retirement Benefit Plans," to the Consolidated Financial Statements in Item 8 of this report. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with GAAP.

In accordance with GAAP, actual results that differ from assumptions used are accumulated and generally amortized over future periods. The primary assumptions affecting the Company's accounting for employee benefits under ASC Topics 712 and 715 as of December 31, 2014 are as follows:

•
Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs, including historical returns for the different asset classes held by the Company's trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans' invested assets. In determining its pension expense for the year ended December 31, 2014, the Company used long-term rates of return on plan assets ranging from 1.50% to 6.75% outside of the U.S. and 6.75% in the U.S.

Actual returns on U.S. pension assets were 10.3%, 8.3% and 11.0% for the years ended December 31, 2014, 2013 and 2012, respectively, compared to the expected rate of return assumption of 6.75% for the same years ended.

Actual returns on U.K. pension assets were 16.5%, 12.8% and 10.0% for the years ended December 31, 2014, 2013 and 2012, respectively, compared to the expected rate of return assumption of 6.75% for the same years ended.

Actual return on German pension assets was 14.5% for the year ended December 31, 2014 compared to the expected rate of return assumption of 6.0% for the same year ended.

•
Discount rate: The discount rate is used to calculate pension and postretirement employee benefit obligations (“OPEB”). The discount rate assumption is based on a constant effective yield from matching projected plan cash flows to high quality (Aa) bond yields of corresponding maturities as of the measurement date. The Company used discount rates ranging from 1.25% to 8.00% to determine its pension and other benefit obligations as of December 31, 2014, including weighted average discount rates of 3.75% in the U.S., 2.84% outside of the U.S., and 3.50% for U.S. other postretirement health care plans. The U.S. discount rate reflects the fact that our U.S. pension plan has been closed for new participants since 1989 (1999 for our U.S. health care plan).

•
Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company specific historical trends for health care cost to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postretirement employee health care plans as of December 31, 2014, the Company used health care cost trend rates of 7.50%, declining to an ultimate trend rate of 5% by the year 2022.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and other postretirement employee benefit obligations and its future expense.

The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2015 pre-tax pension expense:

(millions of dollars)	Impact on U.S. 2015 pre-tax pension (expense)/income		Impact on Non-U.S. 2015 pre-tax pension (expense)/income
One percentage point decrease in discount rate	$—	*	$(6.4)
One percentage point increase in discount rate	$—	*	$6.4
One percentage point decrease in expected return on assets	$(2.5)		$(4.0)
One percentage point increase in expected return on assets	$2.5		$4.0
________________
* A one percentage point increase or decrease in the discount rate would have a negligible impact on the Company’s U.S. 2015 pre-tax pension expense.

The following table illustrates the sensitivity to a change in the discount rate assumption related to the Company’s U.S. OPEB interest expense:

(millions of dollars)	Impact on 2015 pre-tax OPEB interest (expense)/income
One percentage point decrease in discount rate	$(0.4)
One percentage point increase in discount rate	$0.4

The sensitivity to a change in the discount rate assumption related to the Company's total 2015 U.S. OPEB expense is expected to be negligible, as any increase in interest expense will be offset by net actuarial gains.

The following table illustrates the sensitivity to a one-percentage point change in the assumed health care cost trend related to the Company's OPEB obligation and service and interest cost:

	One Percentage Point
(millions of dollars)	Increase	Decrease
Effect on other postretirement employee benefit obligation	$14.4	$(12.2)
Effect on total service and interest cost components	$0.5	$(0.4)

Refer to Note 11, "Retirement Benefit Plans," to the Consolidated Financial Statements in Item 8 of this report for more information regarding the Company’s retirement benefit plans.

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

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of ASC Topic 605. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2014, the Company has recorded a liability for its best estimate of the more-likely-than-not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Refer to Note 4, "Income Taxes," to the Consolidated Financial Statements in Item 8 of this report for more information regarding income taxes.

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

We have established policies and procedures to manage sensitivity to interest rate, foreign currency exchange rate and commodity purchase price risk, which include monitoring the level of exposure to each market risk. For quantitative disclosures about market risk, refer to Note 10, "Financial Instruments," to the Consolidated Financial Statements in Item 8 of this report for information with respect to interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At December 31, 2014, the amount of debt with fixed interest rates was 89.7% of total debt. Our earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to floating money market rates. A 10% increase or decrease in the average cost of our variable rate debt would result in a change in pre-tax interest expense of approximately $0.2 million, $1.7 million and $1.6 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our most significant currency exposures relate to the British Pound, the Chinese Yuan, the Euro, the Hungarian Forint, the Japanese Yen, the Mexican Peso, the Swedish Krona and the South Korean Won. We mitigate our foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets we serve, by invoicing customers in the same currency as the source of the products and by funding some of our investments in foreign markets through local currency loans. Such non-U.S. Dollar debt was $129.6 million and $282.3 million as of December 31, 2014 and 2013, respectively. We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts in order to reduce exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency. As of December 31, 2014, the Company was holding foreign exchange derivatives with positive and negative fair market values of $3.8 million and $2.9 million, respectively, of which $3.7 million in assets and $2.4 million in liabilities mature in less than one year.

Commodity Price Risk

Commodity price risk is the possibility that we will incur economic losses due to adverse changes in the cost of raw materials used in the production of our products. Commodity forward and option contracts are executed to offset our exposure to potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2014, the Company had no forward and option commodity contracts outstanding.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Based on management's assessment and those criteria, we believe that, as of December 31, 2014, the Company's internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2014 as stated in its report.

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

February 12, 2015

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative information regarding market risk, please refer to the discussion in Item 7 of this report under the caption "Quantitative and Qualitative Disclosures about Market Risk."

For information regarding interest rate risk and foreign currency exchange risk, refer to the Financial Instruments footnote. For information regarding the levels of indebtedness subject to interest rate fluctuation, refer to the Notes Payable and Long-Term Debt footnote. For information regarding the level of business outside the United States, which is subject to foreign currency exchange rate market risk, refer to the Reporting Segments and Related Information footnote.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BorgWarner Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BorgWarner Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 12, 2015

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share amounts)	2014	2013
ASSETS
Cash	$797.8	$939.5
Receivables, net	1,443.5	1,248.5
Inventories, net	505.7	458.1
Deferred income taxes	93.6	68.7
Prepayments and other current assets	130.2	83.7
Total current assets	2,970.8	2,798.5

Property, plant and equipment, net	2,093.9	1,939.4
Investments and other long-term receivables	403.3	405.1
Goodwill	1,205.7	1,197.0
Other non-current assets	554.3	577.0
Total assets	$7,228.0	$6,917.0

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$623.7	$201.6
Accounts payable and accrued expenses	1,530.3	1,383.8
Income taxes payable	14.2	38.5
Total current liabilities	2,168.2	1,623.9

Long-term debt	716.3	1,021.0

Other non-current liabilities:
Retirement-related liabilities	326.6	312.9
Other	326.0	326.8
Total other non-current liabilities	652.6	639.7

Capital stock:
Preferred stock, $0.01 par value; authorized shares: 5,000,000; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized shares: 390,000,000; issued shares: (2014 - 246,390,620; 2013 - 246,421,893); outstanding shares: (2014 - 226,430,083; 2013 - 227,932,856)	2.5	2.5
Non-voting common stock, $0.01 par value; authorized shares: 25,000,000; none issued and outstanding	—	—
Capital in excess of par value	1,112.4	1,121.9
Retained earnings	3,717.1	3,177.4
Accumulated other comprehensive loss	(383.6)	(14.0)
Common stock held in treasury, at cost: (2014 - 19,960,537 shares; 2013 - 18,489,037 shares)	(832.2)	(727.2)
Total BorgWarner Inc. stockholders’ equity	3,616.2	3,560.6
Noncontrolling interest	74.7	71.8
Total equity	3,690.9	3,632.4
Total liabilities and equity	$7,228.0	$6,917.0

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per share amounts)	2014	2013	2012
Net sales	$8,305.1	$7,436.6	$7,183.2
Cost of sales	6,548.7	5,879.1	5,716.3
Gross profit	1,756.4	1,557.5	1,466.9

Selling, general and administrative expenses	698.9	639.7	629.3
Other expense, net	93.8	62.6	84.7
Operating income	963.7	855.2	752.9

Equity in affiliates’ earnings, net of tax	(47.3)	(43.5)	(42.8)
Interest income	(5.5)	(4.8)	(4.7)
Interest expense and finance charges	36.4	34.2	39.4
Earnings before income taxes and noncontrolling interest	980.1	869.3	761.0

Provision for income taxes	292.6	218.3	238.6
Net earnings	687.5	651.0	522.4

Net earnings attributable to the noncontrolling interest, net of tax	31.7	26.7	21.5
Net earnings attributable to BorgWarner Inc.	$655.8	$624.3	$500.9

Earnings per share — basic	$2.89	$2.73	$2.22

Earnings per share — diluted*	$2.86	$2.70	$2.09

Weighted average shares outstanding (thousands):
Basic	227,150	228,600	225,304
Diluted	228,924	231,337	242,754

Dividends declared per share	$0.51	$0.25	$—

* The Company's diluted earnings per share for the year ended December 31, 2012 includes the impact of the Company's 3.50% convertible senior notes and associated warrants. Refer to the Earnings Per Share footnote to the Consolidated Financial Statements for further information on the diluted earnings per share calculation.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions of dollars)	2014	2013	2012
Net earnings attributable to BorgWarner Inc.	$655.8	$624.3	$500.9

Other comprehensive (loss) income
Foreign currency translation adjustments	(341.8)	40.3	55.0
Hedge instruments*	17.7	21.2	13.3
Defined benefit postretirement plans*	(45.8)	44.3	(38.6)
Other*	0.3	1.5	(0.2)
Total other comprehensive (loss) income attributable to BorgWarner Inc.	(369.6)	107.3	29.5

Comprehensive income attributable to BorgWarner Inc.	286.2	731.6	530.4
Comprehensive (loss) income attributable to the noncontrolling interest	(3.9)	1.7	2.8
Comprehensive income	$282.3	$733.3	$533.2
____________________________________

*	Net of income taxes.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions of dollars)	2014	2013	2012
OPERATING
Net earnings	$687.5	$651.0	$522.4
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	303.2	272.7	260.2
Amortization of intangible assets and other	27.2	26.7	28.4
Loss from disposal activities, net of cash paid	—	—	31.7
Restructuring expense, net of cash paid	45.8	48.5	23.3
Stock-based compensation expense	32.1	36.6	56.7
Deferred income tax expense (benefit)	42.3	(22.9)	(10.7)
Equity in affiliates’ earnings, net of dividends received, and other	(2.1)	(21.3)	(7.7)
Net earnings adjusted for non-cash charges to operations	1,136.0	991.3	904.3
Changes in assets and liabilities:
Receivables	(248.7)	(91.7)	43.8
Inventories	(39.7)	(14.8)	(5.3)
Prepayments and other current assets	12.7	(14.2)	(15.4)
Accounts payable and accrued expenses	129.1	33.1	(27.1)
Income taxes payable	(28.7)	(30.0)	44.9
Other non-current assets and liabilities	(158.9)	(154.9)	(66.5)
Net cash provided by operating activities	801.8	718.8	878.7
INVESTING
Capital expenditures, including tooling outlays	(563.0)	(417.8)	(407.4)
Payments for businesses acquired, net of cash acquired	(110.5)	—	—
Net proceeds from asset disposals and other	8.4	23.9	5.4
Net proceeds from sale of businesses	—	9.1	56.8
Net cash used in investing activities	(665.1)	(384.8)	(345.2)
FINANCING
Net increase (decrease) in notes payable	493.2	(44.4)	12.8
Additions to long-term debt, net of debt issuance costs	130.5	289.5	313.9
Repayments of long-term debt, including current portion	(431.6)	(77.0)	(246.4)
(Repayments of) proceeds from accounts receivable securitization facility	(110.0)	—	30.0
Payments for purchase of treasury stock	(139.9)	(225.5)	(295.9)
Proceeds from stock options exercised, including the tax benefit	16.9	33.0	52.0
Taxes paid on employees' restricted stock award vestings	(23.6)	(40.9)	(18.1)
Purchase of noncontrolling interest	—	—	(15.0)
Dividends paid to BorgWarner stockholders	(116.1)	(56.8)	—
Dividends paid to noncontrolling stockholders	(21.1)	(13.3)	(21.9)
Net cash used in financing activities	(201.7)	(135.4)	(188.6)
Effect of exchange rate changes on cash	(76.7)	25.2	11.2
Net (decrease) increase in cash	(141.7)	223.8	356.1
Cash at beginning of year	939.5	715.7	359.6
Cash at end of year	$797.8	$939.5	$715.7

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$49.5	$50.4	$57.0
Income taxes, net of refunds	$229.7	$252.9	$158.9
Non-cash investing transactions
Liabilities assumed from business acquired	$3.2	$—	$—
Non-cash financing transactions
Debt assumed from business acquired	$40.3	$—	$—
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Number of shares		BorgWarner Inc. stockholder's equity
(in millions of dollars, except share data)	Issued common stock	Common stock held in treasury	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, January 1, 2012	242,631,410	(25,602,486)	$1.2	$1,134.3	$(707.1)	$2,110.3	$(150.8)	$65.1
Dividends declared	—	—	—	—	—	—	—	(18.9)
Stock incentive plans	1,555,850	—	—	52.0	—	—	—	—
Executive stock plan	1,076,360	—	—	39.3	—	—	—	—
Net issuance of restricted stock	782,698	(482,500)	—	21.2	(18.1)	—	—	—
Purchase of treasury stock	—	(8,311,388)	—	—	(295.9)	—	—	—
Convertible bond settlement	—	22,765,542	—	(243.5)	617.3	—	—	—
Convertible bond - hedge settlement	—	(12,979,396)	—	503.9	(503.9)	—	—	—
Convertible bond - warrant settlement	—	9,709,308	—	(338.5)	338.5	—	—	—
Net earnings	—	—	—	—	—	500.9	—	21.5
Other comprehensive income	—	—	—	—	—	—	29.5	2.8
BorgWarner BERU Systems Korea Co., Ltd. acquisition	—	—	—	(8.0)	—	—	—	(7.0)
Balance, December 31, 2012	246,046,318	(14,900,920)	$1.2	$1,160.7	$(569.2)	$2,611.2	$(121.3)	$63.5
Dividends declared	—	—	—	—	—	(56.8)	—	(20.1)
Stock incentive plans	8,200	861,866	—	(2.9)	35.9	—	—	—
Net issuance for executive stock plan	—	644,638	—	(33.7)	44.5	—	—	—
Net issuance of restricted stock	367,375	148,485	—	(2.2)	(12.9)	—	—	—
Purchase of treasury stock	—	(5,243,106)	—	—	(225.5)	—	—	—
Stock split	—	—	1.3	—	—	(1.3)	—	—
Net earnings	—	—	—	—	—	624.3	—	26.7
Other comprehensive income	—	—	—	—	—	—	107.3	1.7
Balance, December 31, 2013	246,421,893	(18,489,037)	$2.5	$1,121.9	$(727.2)	$3,177.4	$(14.0)	$71.8
Dividends declared	—	—	—	—	—	(116.1)	—	(24.9)
Stock incentive plans	—	283,090	—	5.4	11.5	—	—	—
Net issuance for executive stock plan	—	336,883	—	(13.3)	24.7	—	—	—
Net issuance of restricted stock	(31,273)	326,074	—	(1.6)	(1.3)	—	—	—
Purchase of treasury stock	—	(2,417,547)	—	—	(139.9)	—	—	—
Net earnings	—	—	—	—	—	655.8	—	31.7
Other comprehensive loss	—	—	—	—	—	—	(369.6)	(3.9)
Balance, December 31, 2014	246,390,620	(19,960,537)	$2.5	$1,112.4	$(832.2)	$3,717.1	$(383.6)	$74.7

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

Basis of presentation On November 13, 2013, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend on its common stock. To implement this stock split, shares of common stock were issued on December 16, 2013 to stockholders of record as of the close of business on December 2, 2013. All prior year share and per share amounts disclosed in this document have been restated to reflect the two-for-one stock split. Certain prior period amounts have been reclassified to conform to current period presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables, net The Company may securitize certain receivables through third party financial institutions without recourse and continue to administer the collection of these receivables on behalf of the third parties. The amount can vary each month based on the amount of underlying receivables. On October 31, 2014, the Company's $110 million accounts receivable securitization facility matured and was repaid.

See the Balance Sheet Information footnote to the Consolidated Financial Statements for more information on receivables, net.

Inventories, net Inventories are valued at the lower of cost or market. Cost of U.S. inventories is determined using the last-in, first-out (“LIFO”) method, while the foreign operations use the first-in, first-out (“FIFO”) or average-cost methods. Inventory held by U.S. operations was $108.7 million and $109.3 million at December 31, 2014 and 2013, respectively. Such inventories, if valued at current cost instead of LIFO, would have been greater by $18.3 million and $16.0 million at December 31, 2014 and 2013, respectively.

See the Balance Sheet Information footnote to the Consolidated Financial Statements for more information on inventories, net.

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

See the Balance Sheet Information footnote to the Consolidated Financial Statements for more information on property, plant and equipment, net.

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

See the Goodwill and Other Intangibles footnote to the Consolidated Financial Statements for more information on goodwill and other indefinite-lived intangible assets.

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

See the Product Warranty footnote to the Consolidated Financial Statements for more information on product warranties.

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

See the Financial Instruments footnote to the Consolidated Financial Statements for more information on derivative financial instruments.

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

See the Accumulated Other Comprehensive Loss footnote to the Consolidated Financial Statements for more information on accumulated other comprehensive loss.

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

See the Contingencies footnote to the Consolidated Financial Statements for more information regarding environmental contingencies.

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

See the Retirement Benefit Plans footnote to the Consolidated Financial Statements for more information regarding the Company's pension and other postretirement employee defined benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes  In accordance with ASC Topic 740, the Company's income tax expense is calculated based on expected income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management's estimates and judgments.

See the Income Taxes footnote to the Consolidated Financial Statements for more information regarding income taxes.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Gross R&D expenditures	$392.8	$350.4	$309.3
Customer reimbursements	(56.6)	(47.2)	(43.4)
Net R&D expenditures	$336.2	$303.2	$265.9

Net R&D expenditures as a percentage of net sales were 4.0%, 4.1% and 3.7% for the years ended December 31, 2014, 2013 and 2012, respectively. The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of net R&D expenditures in any of the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3    OTHER EXPENSE, NET

Items included in other expense, net consist of:

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Restructuring expense	$90.8	$39.8	$27.4
Intangible asset impairment	10.3	12.5	—
Pension settlement	3.1	—	—
Program termination agreement	—	11.3	—
Retirement related obligations	—	5.9	17.3
Loss from disposal activities	—	—	39.7
Other	(10.4)	(6.9)	0.3
Other expense, net	$93.8	$62.6	$84.7

During the years ended December 31, 2014 and 2013, the Company recorded restructuring expense of $90.8 million and $39.8 million, respectively, primarily related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. See the Restructuring footnote to the Consolidated Financial Statements for further discussion of these expenses.

During the fourth quarter of 2014, the Company recorded intangible asset impairment losses of $10.3 million related to Engine segment unamortized trade names. Additionally, during the fourth quarter of 2013, the Company recorded intangible asset impairment losses of $12.5 million related to Drivetrain segment customer relationships and an Engine segment unamortized trade name.

During the third quarter of 2014, the Company discharged certain U.S. pension plan obligations by making lump-sum payments to former employees of the Company. As a result of this action, the Company recorded a settlement loss of $3.1 million in the U.S. pension plan.

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

During the fourth quarter of 2012, the Company recorded retirement related obligations of $17.3 million comprised of a $5.7 million loss resulting from the settlement of a portion of the Muncie Plant's pension obligation and an $11.6 million expense associated with the retirement of certain NEOs. Refer to the Retirement Benefit Plans and Stock-Based Compensation footnotes for further information regarding the Muncie Plant's settlement loss and the Company's decision to waive the forfeiture provisions of existing restricted stock and performance share grants made to certain retiring NEOs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	INCOME TAXES

Earnings before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Earnings before income taxes:
U.S.	$218.8	$136.2	$132.3
Non-U.S.	761.3	733.1	628.7
Total	$980.1	$869.3	$761.0
Provision for income taxes:
Current:
Federal	$25.7	$27.7	$59.8
State	3.9	2.6	3.4
Foreign	220.8	211.1	186.1
Total current	250.4	241.4	249.3
Deferred:
Federal	66.2	(2.3)	19.6
State	(1.2)	(7.3)	(0.1)
Foreign	(22.8)	(13.5)	(30.2)
Total deferred	42.2	(23.1)	(10.7)
Total provision for income taxes	$292.6	$218.3	$238.6

The provision for income taxes resulted in an effective tax rate of 29.9%, 25.1% and 31.4% for the years ended December 31, 2014, 2013 and 2012, respectively. An analysis of the differences between the effective tax rate and the U.S. statutory rate for the years ended December 31, 2014, 2013 and 2012 is presented below.

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Income taxes at U.S. statutory rate of 35%	$343.0	$304.3	$266.4
Increases (decreases) resulting from:
State taxes, net of federal benefit	2.6	2.3	2.2
U.S. tax on non-U.S. earnings	18.8	(2.8)	22.3
Affiliates' earnings	(16.2)	(15.6)	(15.0)
Foreign rate differential	(84.1)	(73.4)	(57.9)
Tax holidays	(23.6)	(15.6)	(27.0)
Withholding taxes	10.6	15.4	12.3
Impairments and write-offs	—	—	4.8
Tax credits	(3.9)	(6.9)	(2.3)
Reserve adjustments, settlements and claims	41.0	0.5	12.9
Valuation allowance adjustments	5.5	(1.4)	9.7
Other	(1.1)	11.5	10.2
Provision for income taxes, as reported	$292.6	$218.3	$238.6

The Company's provision for income taxes for the year ended December 31, 2014, includes tax benefits of $15.3 million, $0.4 million and $1.1 million related to restructuring expense, intangible asset impairment losses and the pension settlement loss discussed in the Other Expense, Net footnote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's provision for income taxes for the year ended December 31, 2013, includes tax benefits of $5.1 million, $2.0 million, $3.8 million and $2.1 million related to restructuring expense, intangible asset impairment losses, program termination agreement and retirement related obligations discussed in the Other Expense, Net footnote. This rate also includes a net tax benefit of $11.7 million, which is comprised of tax benefits of $6.7 million related to the extension of the federal research and development credit and other international tax provisions resulting from the retroactive impact of U.S. legislation enacted in January 2013, $2.2 million related to 2012 provision to return and other tax adjustments and $8.0 million related to the reversal of certain state deferred tax asset valuation allowances, partially offset by a $5.2 million tax expense related to comprehensive income and other tax adjustments.

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

A roll forward of the Company's total gross unrecognized tax benefits for the years ended December 31, 2014 and 2013, respectively, is presented below. Of the total $60.4 million of unrecognized tax benefits as of December 31, 2014, approximately $56.1 million of the total represents the amount, if recognized, would affect the Company's effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in the U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

(millions of dollars)	2014	2013
Balance, January 1	$22.9	$25.8
Additions based on tax positions related to current year	19.3	1.7
Additions for tax positions of prior years	22.5	12.5
Reductions for closure of tax audits and settlements	—	(17.7)
Reductions for lapse in statute of limitations	(1.5)	(0.2)
Translation adjustment	(2.8)	0.8
Balance, December 31	$60.4	$22.9

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The amount recognized in income tax expense for 2014 and 2013 is $1.9 million and $1.0 million, respectively. The Company has an accrual of approximately $10.3 million and $8.4 million for the payment of interest and penalties at December 31, 2014 and 2013, respectively. Possible changes within the next 12 months cannot be reasonably estimated at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal, various state jurisdictions and various foreign jurisdictions. In certain tax jurisdictions, the Company may have more than one taxpayer. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Years no longer subject to audit	Tax jurisdiction	Years no longer subject to audit
U.S. Federal	2010 and prior	Hungary	2008 and prior
China	2008 and prior	Japan	2011 and prior
France	2008 and prior	South Korea	2008 and prior
Germany	2007 and prior	Sweden	2008 and prior

The gross components of deferred tax assets and liabilities as of December 31, 2014 and 2013 consist of the following:

	December 31,
(millions of dollars)	2014	2013
Deferred tax assets:
Foreign tax credits	$121.8	$145.9
Employee compensation	33.8	40.6
Other comprehensive income	90.3	79.3
Research and development capitalization	115.6	132.4
Net operating loss and capital loss carryforwards	59.4	46.4
Pension and other postretirement benefits	29.4	36.5
Other	87.1	75.8
Total deferred tax assets	$537.4	$556.9
Valuation allowance	(46.4)	(34.2)
Net deferred tax asset	$491.0	$522.7
Deferred tax liabilities:
Goodwill and intangible assets	(133.1)	(139.5)
Fixed assets	(93.4)	(105.4)
Other	(40.0)	(36.7)
Total deferred tax liabilities	$(266.5)	$(281.6)
Net deferred taxes	$224.5	$241.1

At December 31, 2014, certain non-U.S. subsidiaries have net operating loss carryforwards totaling $101.6 million available to offset future taxable income. Of the total $101.6 million, $96.0 million expire at various dates from 2015 through 2034 and the remaining $5.6 million have no expiration date. The Company has a valuation allowance of $49.4 million recorded on $101.6 million of non-U.S. net operating loss carryforwards. Certain U.S. subsidiaries have state net operating loss carryforwards totaling $537.6 million which are partially offset by a valuation allowance of $316.6 million. Certain non-U.S. subsidiaries located in China and Korea had tax exemptions or tax holidays, which reduced tax expense approximately $23.6 million and $15.6 million in 2014 and 2013, respectively. The tax holiday in Poland expired at the end of 2013. The U.S. has foreign tax credit carryforwards of $121.8 million, which expire at various dates from 2018 through 2020.

The Company is not required to provide U.S. federal or state income taxes on cumulative undistributed earnings of foreign subsidiaries when such earnings are considered permanently reinvested. The Company's policy is to evaluate this assertion on a quarterly basis. During the second quarter of 2012, the Company changed the assertion for some of its foreign subsidiaries to provide management additional financial flexibility. At December 31, 2014, the Company's deferred tax liability associated with unremitted foreign earnings was $24.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not recorded deferred income taxes on the difference between the book and tax basis of investments in foreign subsidiaries or foreign equity affiliates totaling approximately $2.7 billion in 2014, as these amounts are essentially permanent in nature. The difference will become taxable upon repatriation of assets, sale or liquidation of the investment. Due to fluctuation in tax laws around the world and fluctuations in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on this difference because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5	BALANCE SHEET INFORMATION

Detailed balance sheet data is as follows:

	December 31,
(millions of dollars)	2014	2013
Receivables, net:
Customers	$1,200.6	$1,067.5
Other	245.2	183.1
Gross receivables	1,445.8	1,250.6
Bad debt allowance(a)	(2.3)	(2.1)
Total receivables, net	$1,443.5	$1,248.5
Inventories, net:
Raw material and supplies	$319.5	$279.8
Work in progress	89.0	78.0
Finished goods	115.5	116.3
FIFO inventories	524.0	474.1
LIFO reserve	(18.3)	(16.0)
Total inventories, net	$505.7	$458.1
Prepayments and other current assets:
Prepaid tooling	$72.5	$37.1
Prepaid taxes	17.2	12.3
Other	40.5	34.3
Total prepayments and other current assets	$130.2	$83.7
Property, plant and equipment, net:
Land and land use rights	$107.0	$87.2
Buildings	677.8	666.7
Machinery and equipment	1,940.3	1,897.5
Capital leases	8.4	2.4
Construction in progress	310.4	272.3
Property, plant and equipment, gross	3,043.9	2,926.1
Accumulated depreciation	(1,076.8)	(1,099.3)
Property, plant & equipment, net, excluding tooling	1,967.1	1,826.8
Tooling, net of amortization	126.8	112.6
Property, plant & equipment, net	$2,093.9	$1,939.4
Investments and other long-term receivables:
Investment in equity affiliates	$184.2	$201.5
Other long-term receivables	219.1	203.6
Total investments and other long-term receivables	$403.3	$405.1
Other non-current assets:
Deferred income taxes	$180.5	$257.6
Other intangible assets	151.1	169.5
Product liability insurance asset	111.8	96.7
Other	110.9	53.2
Total other non-current assets	$554.3	$577.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(millions of dollars)	2014	2013
Accounts payable and accrued expenses:
Trade payables	$979.2	$935.4
Payroll and employee related	199.5	184.6
Product warranties	91.9	38.4
Customer related	58.1	49.7
Product liability	47.4	41.1
Severance	43.9	11.3
Retirement related	20.0	21.8
Dividends payable to noncontrolling shareholders	15.9	16.7
Other	74.4	84.8
Total accounts payable and accrued expenses	$1,530.3	$1,383.8
Other non-current liabilities:
Product liability	$64.4	$55.6
Deferred income taxes	46.8	81.3
Product warranties	40.1	34.3
Deferred revenue	37.8	46.2
Cross-currency swaps and derivatives	0.5	24.3
Other	136.4	85.1
Total other non-current liabilities	$326.0	$326.8

(a) Bad debt allowance:	2014	2013	2012
Beginning balance, January 1	$(2.1)	$(2.1)	$(4.3)
Provision	(0.6)	(0.3)	(0.8)
Write-offs	0.3	0.4	3.0
Translation adjustment and other	0.1	(0.1)	—
Ending balance, December 31	$(2.3)	$(2.1)	$(2.1)

As of December 31, 2014 and December 31, 2013, accounts payable of $58.4 million and $62.8 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the years ended December 31, 2014, 2013 and 2012 were $13.5 million, $11.9 million and $17.8 million respectively.

NSK-Warner KK ("NSK-Warner")

The Company has a 50% interest in NSK-Warner, a joint venture based in Japan that manufactures automatic transmission components. The Company's share of the earnings reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner is the joint venture partner with a 40% interest in the Drivetrain Group's South Korean subsidiary, BorgWarner Transmission Systems Korea Ltd. Dividends from NSK-Warner were $45.1 million, $31.0 million and $28.1 million in calendar years ended December 31, 2014, 2013 and 2012, respectively.

NSK-Warner has a fiscal year-end of March 31. The Company's equity in the earnings of NSK-Warner consists of the 12 months ended November 30. Following is summarized financial data for NSK-Warner, translated using the ending or periodic rates, as of and for the years ended November 30, 2014, 2013 and 2012 (unaudited):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 30,
(millions of dollars)	2014	2013
Balance sheets:
Cash and securities	$65.6	$118.3
Current assets, including cash and securities	237.2	313.6
Non-current assets	144.3	156.1
Current liabilities	128.1	166.8
Non-current liabilities	37.7	40.7
Total equity	215.7	262.2

	Year Ended November 30,
(millions of dollars)	2014	2013	2012
Statements of operations:
Net sales	$546.4	$604.0	$696.7
Gross profit	124.5	126.6	138.2
Net earnings	80.3	68.3	68.5

NSK-Warner had no debt outstanding as of November 30, 2014 and 2013. Purchases by the Company from NSK-Warner were $21.3 million, $22.8 million and $22.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 6	GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of each year, the Company qualitatively assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. This qualitative assessment evaluates various events and circumstances, such as macro economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon a triggering event, including recent acquisition or divestiture activity, the Company performs a quantitative, "step one," goodwill impairment analysis.

During the fourth quarter of 2014, the Company performed a qualitative analysis on each reporting unit, except for reporting units with recent restructuring and acquisition activities, and determined it was more-likely-than-not the fair value exceeded the carrying value of these reporting units. For the reporting units with recent restructuring and acquisition activities, the Company performed a quantitative, "step one," goodwill impairment analysis, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of these goodwill impairment analyses is the Company's annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five year projection of future cash flows based on actual new products and customer commitments and assumes the last year of the LRP data is a fair indication of the future performance. Because the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company's facts and circumstances.

The Company believes the assumptions and estimates used to determine the estimated fair values are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company's December 31, 2014 goodwill quantitative, "step one," impairment reviews are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to the above primary assumptions, the Company notes the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow models:

•	The automotive industry is cyclical and the Company's results of operations would be adversely affected by industry downturns.

•	The Company is dependent on market segments that use our key products and would be affected by decreasing demand in those segments.

•	The Company is subject to risks related to international operations.

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2014 indicated the Company's goodwill assigned to these reporting units that were quantitatively assessed was not impaired and contained fair values substantially higher than the reporting units' carrying values. Additionally, sensitivity analyses were completed indicating a one percent increase in the discount rate or a one percent decrease in the operating margin assumptions would not result in the carrying values exceeding the fair values of the reporting units quantitatively assessed.

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	2014		2013
(millions of dollars)	Engine	Drivetrain	Engine	Drivetrain
Gross goodwill balance, January 1	$1,331.9	$367.1	$1,324.1	$359.3
Accumulated impairment losses, January 1	(501.8)	(0.2)	(501.8)	(0.2)
Net goodwill balance, January 1	$830.1	$366.9	$822.3	$359.1
Goodwill during the year:
Acquisition*	76.9	—	—	—
Divestitures	—	—	(4.6)	—
Translation adjustment and other	(46.8)	(21.4)	12.4	7.8
Ending balance, December 31	$860.2	$345.5	$830.1	$366.9
________________

*	Goodwill acquired relates to the Company's 2014 purchase of Gustav Wahler GmbH u. Co. KG and its general partner.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

	December 31, 2014			December 31, 2013
(millions of dollars)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	$89.3	$39.1	$50.2	$85.9	$36.5	$49.4
Customer relationships	194.3	115.1	79.2	201.8	111.4	90.4
Miscellaneous	5.8	2.5	3.3	2.9	2.9	—
Total amortized intangible assets	289.4	156.7	132.7	290.6	150.8	139.8
In-process R&D	10.8	—	10.8	10.8	—	10.8
Unamortized trade names	7.6	—	7.6	18.9	—	18.9
Total other intangible assets	$307.8	$156.7	$151.1	$320.3	$150.8	$169.5

Amortization of other intangible assets was $27.2 million, $26.7 million and $28.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated useful lives of the Company's amortized intangible assets range from three to 15 years. The Company utilizes the straight line method of amortization recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is as follows: $17.8 million in 2015, $17.7 million in 2016, $16.4 million in 2017, $14.9 million in 2018 and $14.7 million in 2019.

A roll forward of the gross carrying amounts of the Company's other intangible assets is presented below:

(millions of dollars)	2014	2013
Beginning balance, January 1	$320.3	$335.4
Acquisition*	42.7	—
Impairment**	(10.3)	(26.4)
Divestitures	—	(1.1)
Translation adjustment	(44.9)	12.4
Ending balance, December 31	$307.8	$320.3
________________

*	Acquisition relates to the Company's 2014 purchase of Gustav Wahler GmbH u. Co. KG and its general partner.

**
Impairment relates to Engine unamortized trade names for 2014 and Drivetrain customer relationships and an Engine unamortized trade name for 2013. The impairment charges are recorded in Other expense, net.

A roll forward of the accumulated amortization associated with the Company's other intangible assets is presented below:

(millions of dollars)	2014	2013
Beginning balance, January 1	$150.8	$129.1
Amortization	27.2	26.7
Impairment*	—	(13.9)
Divestitures	—	(0.4)
Translation adjustment	(21.3)	9.3
Ending balance, December 31	$156.7	$150.8
________________

*	Impairment relates to Drivetrain customer relationships. The impairment charge is recorded in Other expense, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7	PRODUCT WARRANTY

The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2014 and 2013 were as follows:

(millions of dollars)	2014	2013
Beginning balance, January 1	$72.7	$64.9
Provisions	47.8	43.1
Acquisition*	64.9	—
Payments	(42.0)	(36.7)
Translation adjustment	(11.4)	1.4
Ending balance, December 31	$132.0	$72.7
____________________________________

*
Acquisition relates to the Company's 2014 purchase of Gustav Wahler GmbH u. Co. KG and its general partner. The Company recorded a $41.1 million receivable related to the $64.9 million liability, which is classified in the Consolidated Balance Sheet in Receivables, net.

The product warranty liability is classified in the Consolidated Balance Sheets as follows:

	December 31,
(millions of dollars)	2014	2013
Accounts payable and accrued expenses	$91.9	$38.4
Other non-current liabilities	40.1	34.3
Total product warranty liability	$132.0	$72.7

NOTE 8	NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2014 and 2013, the Company had short-term and long-term debt outstanding as follows:

	December 31,
(millions of dollars)	2014	2013
Short-term debt
Short-term borrowings	$601.2	$84.8
Receivables securitization	—	110.0
Total short-term debt	$601.2	$194.8

Long-term debt
5.75% Senior notes due 11/01/16 ($150 million par value)	$149.8	$149.7
8.00% Senior notes due 10/01/19 ($134 million par value)	134.0	133.9
4.625% Senior notes due 09/15/20 ($250 million par value)	248.4	248.2
7.125% Senior notes due 02/15/29 ($121 million par value)	119.4	119.4
Multi-currency revolving credit facility	—	320.0
Term loan facilities and other	75.1	40.4
Unamortized portion of debt derivatives	12.1	16.2
Total long-term debt	$738.8	$1,027.8
Less: current portion	22.5	6.8
Long-term debt, net of current portion	$716.3	$1,021.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2014 and 2013 was 0.8% and 1.5%, respectively. The weighted average interest rate on all borrowings outstanding as of December 31, 2014 and 2013 was 2.9% and 3.7%, respectively.

Annual principal payments required as of December 31, 2014 are as follows :

(millions of dollars)
2015	$623.7
2016	165.4
2017	33.6
2018	1.2
2019	135.2
After 2019	384.0
Total payments	$1,343.1
Less: unamortized discounts	3.1
Total	$1,340.0

The Company's long-term debt includes various financial covenants, none of which are expected to restrict future operations.

On June 30, 2014, the Company amended and extended its $750 million multi-currency revolving credit facility (which included a feature that allowed the Company's borrowings to be increased to $1 billion) to a $1 billion multi-currency revolving credit facility (which includes a feature that allows the Company's borrowings to be increased to $1.25 billion). The facility provides for borrowings through June 30, 2019. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at December 31, 2014 and expects to remain compliant in future periods. At December 31, 2014, the Company had no outstanding borrowings under this facility. At December 31, 2013, the Company had outstanding borrowings of $320.0 million under the multi-currency revolving credit agreement.

On March 12, 2014, the Company entered into a new commercial paper program pursuant to which the Company may issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. At December 31, 2014, the Company had outstanding borrowings of $460.9 million under this program, which is classified in the Consolidated Balance Sheet in Notes payable and other short-term debt.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total interest expense related to the convertible senior notes in the Company’s Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Interest expense	$—	$—	$9.0
Non-cash portion	—	—	5.3

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

As of December 31, 2014 and 2013, the estimated fair values of the Company's senior unsecured notes totaled $750.3 million and $729.7 million, respectively. The estimated fair values were $98.7 million and $78.5 million higher than their carrying value at December 31, 2014 and 2013, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $28.3 million and $27.8 million at December 31, 2014 and 2013, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

		Basis of fair value measurements
	Balance at December 31, 2014	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
(millions of dollars)
Assets:
Foreign currency contracts	$3.8	$—	$3.8	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$90.4	$—	$90.4	$—	C
Liabilities:
Foreign currency contracts	$2.9	$—	$2.9	$—	A

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2013	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$3.4	$—	$3.4	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$35.6	$—	$35.6	$—	C
Liabilities:
Foreign currency contracts	$7.4	$—	$7.4	$—	A
Net investment hedge contracts	$24.3	$—	$24.3	$—	A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables classify the Company's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2014 and 2013:

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2014	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
U.S. Plans:
Fixed income securities	$145.7	$—	$145.7	$—	A
Equity securities	92.0	44.2	47.8	—	A
Real estate and other	27.9	—	27.9	—	A
	$265.6	$44.2	$221.4	$—
Non-U.S. Plans:
Fixed income securities	$188.2	$—	$188.2	$—	A
Equity securities	194.8	89.9	104.9	—	A
Real estate and other	12.6	—	12.6	—	A
	$395.6	$89.9	$305.7	$—

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2013	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
U.S. Plans:
Fixed income securities	$147.2	$—	$147.2	$—	A
Equity securities	100.9	50.5	50.4	—	A
Real estate and other	26.0	—	26.0	—	A
	$274.1	$50.5	$223.6	$—
Non-U.S. Plans:
Fixed income securities	$143.7	$—	$143.7	$—	A
Equity securities	188.2	70.5	117.7	—	A
Real estate and other	13.1	—	13.1	—	A
	$345.0	$70.5	$274.5	$—

Refer to the Retirement Benefit Plans footnote to the Consolidated Financial Statements for more detail surrounding the defined plan’s asset investment policies and strategies, target allocation percentages and expected return on plan asset assumptions.

NOTE 10	FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments also include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At December 31, 2014 and 2013, the Company had no derivative contracts that contained credit risk related contingent features.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). As a result of early termination,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company no longer holds the Euro or the Japanese yen cross-currency swap positions as of December 31, 2014. The impact on net earnings for the year ended December 31, 2014 was negligible.

At December 31, 2013, the following cross-currency swaps were outstanding:

(millions of dollars)	Cross-currency swaps
As of December 31, 2013	Notional in USD	Notional in local currency	Duration
Floating $ to Floating €	$75.0	€58.5	Oct - 19
Floating $ to Floating ¥	$150.0	¥17,581.5	Nov - 16

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. The Company did not have any commodity derivative contracts outstanding at December 31, 2014 and 2013.

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

At December 31, 2014 and 2013, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency December 31, 2014	Notional in traded currency December 31, 2013	Duration
Brazilian real	US dollar	—	19.3	Dec - 14
Chinese yuan	Japanese yen	—	215.0	Feb - 14
Chinese yuan	US dollar	24.9	12.3	Dec - 16
Euro	British pound	5.7	3.0	Dec - 15
Euro	Hungarian forint	—	6,430.5	Dec - 14
Euro	Japanese yen	4,371.8	5,830.7	Feb - 16
Euro	Korean won	—	663.1	Jul - 14
Euro	Polish zloty	—	96.0	Dec - 14
Euro	US dollar	23.5	29.4	Apr - 16
Hungarian forint	Euro	—	6.6	Dec - 14
Japanese yen	Chinese yuan	88.6	84.0	Dec - 15
Japanese yen	Korean won	6,712.5	5,715.5	Dec - 15
Japanese yen	US dollar	3.8	4.2	Dec - 15
Korean won	Euro	2.5	23.6	Dec - 15
Korean won	Japanese yen	72.0	380.5	Dec - 15
Korean won	US dollar	22.7	—	Dec - 15
Mexican peso	US dollar	22.6	—	Dec - 15
Swedish krona	Euro	31.4	33.7	Dec - 15
US dollar	Japanese yen	—	3,209.3	Dec - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2014 and 2013, the following amounts were recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(millions of dollars)	Location	December 31, 2014	December 31, 2013	Location	December 31, 2014	December 31, 2013
Foreign currency	Prepayments and other current assets	$3.7	$3.4	Accounts payable and accrued expenses	$2.4	$7.4
	Other non-current assets	$0.1	$—	Other non-current liabilities	$0.5	$—
Net investment hedges	Other non-current assets	$—	$—	Other non-current liabilities	$—	$24.3

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at December 31, 2014 market rates.

	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
(millions of dollars)	December 31, 2014	December 31, 2013
Foreign currency	$1.3	$(3.7)	$1.7
Net investment hedges	0.2	(22.1)	—
Total	$1.5	$(25.8)	$1.7

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
		Year Ended December 31,			Year Ended December 31,
(millions of dollars)	Location	2014	2013	Location	2014	2013
Foreign currency	Sales	$1.2	$1.7	SG&A expense	$0.2	$0.2
Foreign currency	Cost of goods sold	$(1.0)	$(13.9)	SG&A expense	$—	$(1.5)
Foreign currency	SG&A expense	$(0.8)	$(0.4)	SG&A expense	$—	$—
Cross-currency swap	N/A			Interest expense	$(0.7)	$1.3

At December 31, 2014, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11	RETIREMENT BENEFIT PLANS

The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans was $27.6 million, $24.9 million and $24.8 million in the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has a number of defined benefit pension plans and other postretirement employee benefit plans covering eligible salaried and hourly employees and their dependents. The defined pension benefits provided are primarily based on (i) years of service and (ii) average compensation or a monthly retirement benefit amount. The Company provides defined benefit pension plans in France, Germany, Ireland, Italy, Japan, Mexico, Monaco, South Korea, Sweden, U.K. and the U.S. The other postretirement employee benefit plans, which provide medical benefits, are unfunded plans. All pension and other postretirement employee benefit plans in the U.S. have been closed to new employees since 1999. The measurement date for all plans is December 31.

During the third quarter of 2014, the Company discharged certain U.S. pension plan obligations by making lump-sum payments to former employees of the Company. As a result of this action, the Company recorded a settlement loss of $3.1 million in the U.S. pension plan.

On February 26, 2009, the Company's subsidiary BorgWarner Diversified Transmission Products Inc. ("DTP"), entered into a Plant Shutdown Agreement with the United Auto Workers ("UAW") for its Muncie, Indiana automotive component plant (the "Muncie Plant"). Management subsequently wound-down production activity at the plant, with operations effectively ceased as of March 31, 2009. The Plant Shutdown Agreement included terms allowing for lump sum payment of the pension obligation for certain participants if funding of the plan exceeded a defined level. In accordance with these terms, in December 2012, the Company settled a portion of the pension obligation resulting in a non-cash loss of $5.7 million, which was recorded in Other expense, net within the Consolidated Statement of Operations.

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

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Defined contribution expense	$27.6	$24.9	$24.8
Defined benefit pension expense	18.6	24.3	27.3
Other postretirement employee benefit expense	3.3	5.7	11.1
Total	$49.5	$54.9	$63.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a roll forward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets.

	Pension benefits				Other postretirement
	Year Ended December 31,				employee benefits
	2014		2013		Year Ended December 31,
(millions of dollars)	US	Non-US	US	Non-US	2014	2013
Change in projected benefit obligation:
Projected benefit obligation, January 1	$293.6	$482.7	$330.1	$447.6	$177.5	$220.5
Service cost	—	12.8	—	12.4	0.3	0.4
Interest cost	12.1	18.1	11.6	16.6	6.7	6.8
Plan participants’ contributions	—	0.4	—	0.4	—	—
Plan amendments	—	—	—	0.6	—	—
Actuarial (gain) loss	34.0	82.0	(18.7)	11.8	15.0	(29.7)
Currency translation	—	(53.5)	—	10.6	—	—
Other	—	3.2	—	(2.7)	—	—
Benefits paid	(33.5)	(17.9)	(29.4)	(14.6)	(29.8)	(20.5)
Projected benefit obligation, December 31	$306.2	$527.8	$293.6	$482.7	$169.7	$177.5
Change in plan assets:
Fair value of plan assets, January 1	$274.1	$345.0	$282.7	$177.9
Actual return on plan assets	25.0	52.0	20.8	23.6
Employer contribution	—	53.4	—	150.4
Plan participants’ contribution	—	0.4	—	0.4
Currency translation	—	(37.0)	—	7.7
Other	—	(0.3)	—	(0.4)
Benefits paid	(33.5)	(17.9)	(29.4)	(14.6)
Fair value of plan assets, December 31	$265.6	$395.6	$274.1	$345.0
Funded status	$(40.6)	$(132.2)	$(19.5)	$(137.7)	$(169.7)	$(177.5)
Amounts in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$4.1	$—	$—	$—	$—
Current liabilities	(0.1)	(2.6)	(0.1)	(2.6)	(17.3)	(19.1)
Non-current liabilities	(40.5)	(133.7)	(19.4)	(135.1)	(152.4)	(158.4)
Net amount	$(40.6)	$(132.2)	$(19.5)	$(137.7)	$(169.7)	$(177.5)
Amounts in accumulated other comprehensive loss consist of:
Net actuarial loss	$151.6	$160.4	$115.0	$130.6	$56.4	$44.0
Net prior service cost (credit)	(9.0)	0.9	9.7	1.1	(29.7)	(36.1)
Net amount*	$142.6	$161.3	$124.7	$131.7	$26.7	$7.9

Total accumulated benefit obligation for all plans	$306.2	$507.7	$293.6	$464.8
________________

*	AOCI shown above does not include our equity investee, NSK-Warner. NSK-Warner had an AOCI loss of $5.6 million and $4.9 million at December 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of pension plans with accumulated benefit obligations in excess of plan assets at December 31 is as follows:

	December 31,
(millions of dollars)	2014	2013
Accumulated benefit obligation	$(615.2)	$(752.0)
Plan assets	458.4	612.7
Deficiency	$(156.8)	$(139.3)
Pension deficiency by country:
United States	$(40.6)	$(19.5)
United Kingdom	—	(15.3)
Germany	(76.5)	(68.6)
Other	(39.7)	(35.9)
Total pension deficiency	$(156.8)	$(139.3)

The weighted average asset allocations of the Company’s funded pension plans and target allocations by asset category are as follows:

	December 31,		Target Allocation
	2014	2013
U.S. Plans:
Real estate and other	10%	9%	5% - 15%
Fixed income securities	55%	54%	45% - 65%
Equity securities	35%	37%	25% - 45%
	100%	100%
Non-U.S. Plans:
Real estate and other	3%	4%	0% - 7%
Fixed income securities	47%	42%	43% - 53%
Equity securities	50%	54%	45% - 56%
	100%	100%

The Company's investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. In each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained in each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2014 and 2013. A portion of pension assets is invested in common and comingled trusts.

In December 2014 and 2013, the Company made discretionary contributions of $30.2 million and $137.5 million, respectively to its German pension plans. The Company expects to contribute a total of $15 million to $25 million into its defined benefit pension plans during 2015. Of the $15 million to $25 million in projected 2015 contributions, $9.9 million are contractually obligated, while any remaining payments would be discretionary.

Refer to the Fair Value Measurements footnote to the Consolidated Financial Statements for more detail surrounding the fair value of each major category of plan assets as well as the inputs and valuation techniques used to develop the fair value measurements of the plans' assets at December 31, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See the table below for a breakout of net periodic benefit cost between U.S. and non-U.S. pension plans:

	Pension benefits						Other postretirement employee benefits
	Year Ended December 31,
	2014		2013		2012		Year Ended December 31,
(millions of dollars)	US	Non-US	US	Non-US	US	Non-US	2014	2013	2012
Service cost	$—	$12.8	$—	$12.4	$—	$9.1	$0.3	$0.4	$0.5
Interest cost	12.1	18.1	11.6	16.6	14.3	17.2	6.7	6.8	10.1
Expected return on plan assets	(17.6)	(21.1)	(18.2)	(11.0)	(18.8)	(9.3)	—	—	—
Settlements, curtailments and other	3.1	0.7	—	0.2	5.7	0.5	—	—	—
Amortization of unrecognized prior service benefit	(0.8)	—	(0.8)	—	(0.7)	—	(6.4)	(6.4)	(6.4)
Amortization of unrecognized loss	6.5	4.8	8.2	5.3	8.1	1.2	2.7	4.9	6.9
Net periodic benefit cost	$3.3	$15.3	$0.8	$23.5	$8.6	$18.7	$3.3	$5.7	$11.1

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $13.6 million. The estimated net loss and prior service credit for the other postretirement employee benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $3.1 million and $(5.7) million, respectively.

The Company's weighted-average assumptions used to determine the benefit obligations for its defined benefit pension and other postretirement employee benefit plans as of December 31, 2014 and 2013 were as follows:

	December 31,
(percent)	2014	2013
U.S. pension plans:
Discount rate	3.75	4.41
Rate of compensation increase	N/A	N/A
U.S. other postretirement employee benefit plans:
Discount rate	3.50	4.00
Rate of compensation increase	N/A	N/A
Non-U.S. pension plans:
Discount rate	2.84	3.90
Rate of compensation increase	2.84	2.77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted-average assumptions used to determine the net periodic benefit cost for its defined benefit pension and other postretirement employee benefit plans for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
(percent)	2014	2013	2012
U.S. pension plans:
Discount rate	4.41	3.67	4.42
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	6.75	6.75	6.75
U.S. other postretirement plans:
Discount rate	4.00	3.25	4.25
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A
Non-U.S. pension plans:
Discount rate	3.90	3.86	5.13
Rate of compensation increase	2.77	2.72	2.78
Expected return on plan assets	6.24	6.42	6.49

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

The estimated future benefit payments for the pension and other postretirement employee benefits are as follows:

	Pension benefits		Other postretirement employee benefits
(millions of dollars)
Year	U.S.	Non-U.S.
2015	$22.7	$15.7	$17.6
2016	22.3	18.4	16.8
2017	21.7	17.8	16.3
2018	21.8	18.8	15.9
2019	21.3	19.0	14.8
2020-2024	100.6	108.4	58.8

The weighted-average rate of increase in the per capita cost of covered health care benefits is projected to be 7.50% in 2015 for pre-65 and post-65 participants, decreasing to 5.0% by the year 2022. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage Point
(millions of dollars)	Increase	Decrease
Effect on other postretirement employee benefit obligation	$14.4	$(12.2)
Effect on total service and interest cost components	$0.5	$(0.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12	STOCK-BASED COMPENSATION

Under the Company's 2004 Stock Incentive Plan ("2004 Plan"), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods up to three years and have a term of 10 years from date of grant. At its November 2007 meeting, the Company's Compensation Committee decided that restricted common stock awards and stock units ("restricted stock") would be awarded in place of stock options for long-term incentive award grants to employees. Restricted stock granted to employees vests 50% after two years and the remainder after three years from the date of grant. Restricted stock granted to non-employee directors generally vests on the anniversary date of the grant. In February 2014, the Company's Board of Directors replaced the expired 2004 Plan by adopting the BorgWarner Inc. 2014 Stock Incentive Plan ("2014 Plan"). On April 30, 2014, the Company's stockholders approved the 2014 Plan. Under the 2014 Plan, approximately 8.0 million shares are authorized for grant and are available for future issuance as of December 31, 2014.

Stock Options A summary of the plans’ shares under option at December 31, 2014, 2013 and 2012 is as follows:

	Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2012	4,440	$14.68	4.1	$76.3
Exercised	(1,568)	$13.43		$40.1
Outstanding at December 31, 2012	2,872	$15.33	3.4	$58.8
Exercised	(870)	$14.17		$25.5
Forfeited	(5)	$17.48
Outstanding at December 31, 2013	1,997	$15.82	2.6	$80.0
Exercised	(283)	$14.04		$13.8
Outstanding at December 31, 2014	1,714	$16.11	1.7	$66.5

Options exercisable at December 31, 2014	1,714	$16.11	1.7	$66.5

Proceeds from stock option exercises for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Proceeds from stock options exercised — gross	$4.0	$12.3	$20.9
Tax benefit	12.9	20.7	31.1
Proceeds from stock options exercised, net of tax	$16.9	$33.0	$52.0

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

The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2014, restricted stock in the amount of 427,770 shares was granted to employees. Restricted stock in the amount of 18,730 shares was granted to non-employee directors under the 2014 Stock Incentive Plan in 2014. The value of the awards is recorded as unearned compensation within capital in excess of par value in equity and is amortized as compensation expense over the restriction periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock compensation expense recorded in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(millions of dollars, except per share data)	2014	2013	2012
Restricted stock compensation expense	$20.7	$25.8	$21.2
Restricted stock compensation expense, net of tax	$15.1	$18.8	$15.5

A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors at December 31, 2014, 2013 and 2012 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at January 1, 2012	2,860	$19.51
Granted	676	$39.21
Vested	(1,350)	$13.72
Forfeited	(122)	$27.18
Nonvested at December 31, 2012	2,064	$29.39
Granted	782	$37.82
Vested	(1,322)	$24.36
Forfeited	(113)	$36.59
Nonvested at December 31, 2013	1,411	$37.86
Granted	447	$54.36
Vested	(530)	$37.42
Forfeited	(62)	$41.14
Nonvested at December 31, 2014	1,266	$43.57

Performance Share Plans The 2004 and 2014 Plans provide for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company's performance in terms of total shareholder return relative to a peer group of automotive companies. In the first quarter of 2012, the Company modified all outstanding Performance Share Award Agreements to allow for the payment of these awards entirely in the Company's common stock, rather than 40% in cash and 60% in the Company's common stock. Using the lattice model (Monte Carlo simulation) at the date of modification, the Company determined the first quarter 2012 compensation expense associated with the modification to be negligible.

The Company recognizes compensation expense relating to its performance share plans ratably over the performance period. Prior to the modification, compensation expense for the 60% stock component was based on the performance share's fair value at the date of grant using a lattice model (Monte Carlo simulation) and the 40% cash component was based on quarterly mark to market of the cash liability on a quarterly basis. After the first quarter 2012 modification, 100% of compensation expense associated with the performance share plans is calculated using a lattice model (Monte Carlo simulation). The amounts expensed under the plan and the share issuances for the three-year measurement periods ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
(millions of dollars, except share data)	2014	2013*	2012*
Expense	$11.4	$10.8	$35.5
Number of shares	—	545,375	1,116,000
________________
*Shares were issued in February of the following year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restricted stock and performance share compensation expense disclosed above includes $5.5 million and $7.0 million of expense for the years ended December 31, 2013 and 2012, respectively, related to the Company's fourth quarter 2012 decision to waive the forfeiture provisions of existing restricted stock and performance share grants made to certain retiring NEOs. The Company recorded this expense within Other expense, net in the Consolidated Statements of Operations.

NOTE 13    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity within accumulated other comprehensive loss during the years ended December 31, 2014, 2013 and 2012:

(millions of dollars)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning Balance, January 1, 2012	$85.8	$(50.5)	$(187.2)	$1.1	$(150.8)
Comprehensive (loss) income before reclassifications	38.2	30.3	(60.8)	(0.2)	7.5
Income taxes associated with comprehensive (loss) income before reclassifications	—	(10.4)	16.2	—	5.8
Reclassification from accumulated other comprehensive (loss) income	16.8	(8.8)	9.1	—	17.1
Income taxes reclassified into net earnings	—	2.2	(3.1)	—	(0.9)
Ending Balance December 31, 2012	$140.8	$(37.2)	$(225.8)	$0.9	$(121.3)
Comprehensive (loss) income before reclassifications	40.3	19.6	52.5	1.5	113.9
Income taxes associated with comprehensive (loss) income before reclassifications	—	(8.1)	(15.8)	—	(23.9)
Reclassification from accumulated other comprehensive (loss) income	—	12.6	11.2	—	23.8
Income taxes reclassified into net earnings	—	(2.9)	(3.6)	—	(6.5)
Ending Balance December 31, 2013	$181.1	$(16.0)	$(181.5)	$2.4	$(14.0)
Comprehensive (loss) income before reclassifications	(341.8)	26.7	(73.8)	0.3	(388.6)
Income taxes associated with comprehensive (loss) income before reclassifications	—	(9.6)	23.3	—	13.7
Reclassification from accumulated other comprehensive (loss) income	—	0.6	6.8	—	7.4
Income taxes reclassified into net earnings	—	—	(2.1)	—	(2.1)
Ending Balance December 31, 2014	$(160.7)	$1.7	$(227.3)	$2.7	$(383.6)

NOTE 14	CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $6.2 million and $4.0 million at December 31, 2014 and 2013, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2014 and 2013, the Company had approximately 13,300 and 17,000 pending asbestos-related product liability claims, respectively. The decrease in the pending claims is a result of legislation passed in 2013 in Texas where claims against the Company have been dismissed.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2014, of the approximately 6,500 claims resolved, 397 (6%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2013, of the approximately 1,500 claims resolved, 297 (20%) resulted in any payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were paid by the Company's primary layer insurance carriers under a series of funding arrangements. In addition to the primary insurance available for asbestos-related claims, the Company has excess insurance coverage available for potential future asbestos-related product claims. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits.

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies against the Company and certain of its historical general liability insurers. The court has issued a number of interim rulings and discovery is continuing. The Company has entered into settlement agreements with some of its insurance carriers, resolving their coverage disputes by agreeing to pay specified amounts to the Company. This includes a settlement in cash and short- and long-term notes with a carrier in the fourth quarter of 2014. The Company is vigorously pursuing the litigation against the remaining insurers.

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

The Company's estimate of asbestos-related liabilities is subject to uncertainty because liabilities are influenced by numerous variables that are inherently difficult to predict. Key variables include the number and type of new claims, the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts and the passage of state or federal tort reform legislation. The nature of the historical product being encapsulated and the lifecycle of the product allow the Company to aggressively defend against these lawsuits and, at present, management does not believe that asbestos-related product liability claims are likely to have a material adverse effect on the Company's results of operations, financial position or cash flows.

To date, the Company has paid and accrued $337.8 million in defense and indemnity in advance of insurers' reimbursement and has received $195.9 million in cash and notes from insurers. The net balance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $141.9 million, is expected to be fully recovered. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2013, insurers owed $153.6 million in association with these claims.

In addition to the $141.9 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $111.8 million for claims asserted, but not yet resolved and their related defense costs at December 31, 2014. The Company also has a related asset of $111.8 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which is expected to occur subsequent to December 31, 2015. At December 31, 2013, the comparable value of the accrued liability and associated insurance asset was $96.7 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	December 31,
(millions of dollars)	2014	2013
Assets:
Other non-current assets	$111.8	$96.7
Total insurance assets	$111.8	$96.7
Liabilities:
Accounts payable and accrued expenses	$47.4	$41.1
Other non-current liabilities	64.4	55.6
Total accrued liabilities	$111.8	$96.7

The 2014 increase in the accrued liability and associated insurance asset is primarily due to an expected higher rate of claim settlement based on recent claim activity.

The Company does not believe that it can, at present, reasonably estimate possible losses in excess of those for which it has accrued. The Company's belief is based on a number of factors, including without limitation, because the Company cannot reasonably predict how many additional claims may be brought against the Company (or parties the Company has an obligation to indemnify) in the future, the particular illnesses or medical conditions that may be alleged in such claims, the allegations in such claims and the evidence submitted by claimants in support thereof, the possible outcomes in settling or litigating such claims, the time in which claims will proceed through courts in which they are asserted, or the impact of tort reform legislation that may be enacted at the state or federal levels. The Company reviews factors relevant to the asbestos claims that have been or may in the future be asserted against it on an ongoing basis.

NOTE 15 RESTRUCTURING

In the fourth quarter of 2013, the Company initiated actions primarily in the Drivetrain segment designed to improve future profitability and competitiveness. As a continuation of these actions, in 2014, the Company finalized severance agreements with two labor unions at separate facilities in Western Europe for approximately 350 employees. The Company recorded $61.8 million and $32.9 million of restructuring expense related to these facilities in the years ended December 31, 2014 and 2013, respectively. Included in this restructuring expense are employee termination benefits of $50.6 million and $7.5 million, respectively, and other expense of $11.2 million and $0.6 million, respectively. Additionally, the restructuring expense for the year ended December 31, 2013 includes $24.8 million of asset impairment charges primarily related to the write-down of machinery and equipment associated with the announced closure of certain European facilities within the Company’s Drivetrain segment.

The Company expects additional restructuring expenses to be incurred over the next year related to the Drivetrain segment, including approximately $9.0 million of employee termination benefits associated with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the severance agreements discussed above. These expenses will be recognized as employees render service in accordance with terms of the agreements. Future cash payments for these restructuring activities are expected to be complete by the end of 2015.

On February 28, 2014, the Company acquired 100% of the equity interests in Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler"). In the second quarter of 2014, the Company initiated actions to improve the future profitability and competitiveness of Wahler and recorded $6.5 million of employee termination benefits for the year ended December 31, 2014. These termination benefits relate to approximately 95 employees in Germany, Brazil, China and the U.S.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

The Company recorded $12.0 million and $4.0 million of restructuring expense for the year ended December 31, 2014 and 2013, respectively, related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy.

The following table displays a rollforward of the severance accruals recorded within the Company's Consolidated Balance Sheet and the related cash flow activity for the years ended December 31, 2014 and 2013:

	Severance Accruals
(millions of dollars)	Drivetrain	Engine	Total
Balance at December 31, 2012	$0.6	$7.8	$8.4
Provision	7.5	2.9	10.4
Cash payments	—	(8.1)	(8.1)
Translation adjustment	0.3	0.3	0.6
Balance at December 31, 2013	8.4	2.9	11.3
Provision	49.5	7.3	56.8
Cash payments	(10.7)	(7.9)	(18.6)
Translation adjustment	(5.3)	(0.3)	(5.6)
Balance at December 31, 2014	$41.9	$2.0	$43.9

NOTE 16	LEASES AND COMMITMENTS

Certain assets are leased under long-term operating leases, including rent for facilities and one airplane. Most leases contain renewal options for various periods. Leases generally require the Company to pay for insurance, taxes and maintenance of the leased property. The Company leases other equipment such as vehicles and certain office equipment under short-term leases. Total rent expense was $33.9 million, $32.1 million and $31.3 million in the years ended December 31, 2014, 2013 and 2012, respectively. The Company does not have any material capital leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum operating lease payments at December 31, 2014 were as follows:

(millions of dollars)
2015	$26.8
2016	12.4
2017	11.8
2018	9.3
2019	8.3
After 2019	1.0
Total minimum lease payments	$69.6

NOTE 17	EARNINGS PER SHARE

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

In conjunction with the convertible senior note offering, the Company entered into a bond hedge overlay, including both call options and warrants. On April 16, 2012, the Company settled the call option portion of the bond hedge overlay, receiving approximately 13.0 million shares, which reduced the weighted average basic and dilutive shares outstanding. Prior to the settlement, if the Company's weighted average share price exceeded $16.41 per share, the call options were anti-dilutive. During the third and fourth quarters of 2012, the Company settled the warrant portion of the bond hedge overlay, delivering approximately 9.8 million shares. Prior to settlement, if the Company's weighted-average share price exceeded $19.31 per share, the warrants were dilutive to the Company's earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions except per share amounts)	2014	2013	2012
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$655.8	$624.3	$500.9
Weighted average shares of common stock outstanding	227.150	228.600	225.304
Basic earnings per share of common stock	$2.89	$2.73	$2.22

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$655.8	$624.3	$500.9
Adjusted for net interest expense on convertible notes	—	—	5.8
Diluted net earnings attributable to BorgWarner Inc.	$655.8	$624.3	$506.7

Weighted average shares of common stock outstanding	227,150	228,600	225,304

Effect of 3.50% convertible senior notes	—	—	6.644
Effect of warrant	—	—	6.800
Effect of stock-based compensation	1.774	2.737	4.006
Total dilutive effect on weighted average shares of common stock outstanding	1.774	2.737	17.450

Weighted average shares of common stock outstanding including dilutive shares	228.924	231.337	242.754
Diluted earnings per share of common stock	$2.86	$2.70	$2.09

Total anti-dilutive shares:
Call options	—	—	3.878

NOTE 18	RECENT TRANSACTIONS

BERU Diesel Start Systems Pvt. Ltd.

In January 2015, the Company completed the acquisition of BERU Diesel Start Systems Pvt. Ltd. by acquiring the shares of its former joint venture partner, Jayant Dave. The former joint venture was formed in 1996 to develop and manufacture glow plugs in India. After this transaction, the Company owns 100% of the entity.

Gustav Wahler GmbH u. Co KG

On February 28, 2014, the Company acquired 100% of the equity interests in Wahler. Wahler was a producer of exhaust gas recirculation ("EGR") valves, EGR tubes and thermostats, and had operations in Germany, Brazil, the U.S., China and Slovakia. The cash paid, net of cash acquired was $110.5 million (80.1 million Euro).

The Wahler acquisition is expected to strengthen the Company's strategic position as a producer of complete EGR systems and create additional market opportunities in both passenger and commercial vehicle applications.

The operating results and assets are reported within the Company's Engine reporting segment as of the date of the acquisition. The Company paid $110.5 million, which is recorded as an investing activity in the Company's Condensed Consolidated Statement of Cash Flows. Additionally, the Company assumed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement-related liabilities of $3.2 million and assumed debt of $40.3 million, which are reflected in the supplemental cash flow information on the Company's Condensed Consolidated Statement of Cash Flows.

The following table summarizes the aggregated estimated fair value of the assets acquired and liabilities assumed on February 28, 2014, the date of acquisition:

(millions of dollars)
Receivables, net	$52.4
Inventories, net	46.8
Property, plant and equipment, net	55.3
Goodwill	76.9
Other intangible assets	42.7
Other assets and liabilities	(49.7)
Accounts payable and accrued expenses	(70.4)
Total consideration, net of cash acquired	154.0

Less: Assumed retirement-related liabilities	3.2
Less: Assumed debt	40.3
Cash paid, net of cash acquired	$110.5

In connection with the acquisition, the Company capitalized $24.9 million for customer relationships, $10.2 million for know-how, $4.1 million for patented technology and $3.5 million for the Wahler trade name. These intangible assets will be amortized over a period of five to 15 years. The income approach was used to determine the fair value of all intangible assets. Additionally, $56.9 million in goodwill is expected to be non-deductible for tax purposes.

The Company has recorded fair value adjustments based on new information obtained during the measurement period. These changes have resulted in an increase in goodwill of $29.6 million from the Company's initial estimate. These adjustments are primarily related to various product warranty issues. Subsequent adjustments may be necessary based on the finalization of certain estimates for contingencies.

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

Spark plug business

During the second and third quarters of 2012, the Company incurred $39.7 million in expense associated with the loss on sale of the spark plug business to Federal-Mogul Corporation primarily related to the write-down of prior purchase price accounting adjustments. These purchase price accounting adjustments were originally reported in the Engine segment and related to the BERU acquisition. As a result of the sale, the Company received $55.2 million in cash, which is classified as an investing activity within the Consolidated Statement of Cash Flows. The sale has allowed the Company to continue to focus on expanding BERU Systems' core products of glow plugs, diesel cold start systems and other gasoline ignition technologies.

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

2014 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$5,673.7	$32.2	$5,705.9	$3,936.2	$215.3	$349.8
Drivetrain	2,631.4	—	2,631.4	1,783.5	92.8	189.2
Inter-segment eliminations	—	(32.2)	(32.2)	—	—	—
Total	8,305.1	—	8,305.1	5,719.7	308.1	539.0
Corporate (a)	—	—	—	1,508.3	22.3	24.0
Consolidated	$8,305.1	$—	$8,305.1	$7,228.0	$330.4	$563.0

2013 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$4,990.1	$32.0	$5,022.1	$3,519.1	$189.1	$277.5
Drivetrain	2,446.5	—	2,446.5	1,786.6	90.5	122.9
Inter-segment eliminations	—	(32.0)	(32.0)	—	—	—
Total	7,436.6	—	7,436.6	5,305.7	279.6	400.4
Corporate (a)	—	—	—	1,611.3	19.8	17.4
Consolidated	$7,436.6	$—	$7,436.6	$6,917.0	$299.4	$417.8

2012 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$4,884.5	$28.5	$4,913.0	$3,299.2	$177.8	$269.9
Drivetrain	2,298.7	—	2,298.7	1,652.2	91.3	125.6
Inter-segment eliminations	—	(28.5)	(28.5)	—	—	—
Total	7,183.2	—	7,183.2	4,951.4	269.1	395.5
Corporate (a)	—	—	—	1,449.4	19.5	11.9
Consolidated	$7,183.2	$—	$7,183.2	$6,400.8	$288.6	$407.4
_______________
(a) Corporate assets include investments and other long-term receivables and deferred income taxes.
(b) Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adjusted earnings before interest, income taxes and noncontrolling interest ("Adjusted EBIT")

	Year Ended December 31,
(millions of dollars)	2014	2013	2012
Engine	$924.0	$826.0	$786.4
Drivetrain	303.3	252.2	209.1
Adjusted EBIT	1,227.3	1,078.2	995.5
Restructuring expense	90.8	39.8	27.4
Intangible asset impairment	10.3	12.5	—
Pension settlement	3.1	—	—
Program termination agreement	—	11.3	—
Retirement related obligations	—	5.9	17.3
Loss from disposal activities	—	—	39.7
Corporate, including equity in affiliates' earnings and stock-based compensation	112.1	110.0	115.4
Interest income	(5.5)	(4.8)	(4.7)
Interest expense and finance charges	36.4	34.2	39.4
Earnings before income taxes and noncontrolling interest	980.1	869.3	761.0
Provision for income taxes	292.6	218.3	238.6
Net earnings	687.5	651.0	522.4
Net earnings attributable to the noncontrolling interest, net of tax	31.7	26.7	21.5
Net earnings attributable to BorgWarner Inc.	$655.8	$624.3	$500.9

Geographic Information

Outside the U.S., only Germany, China, South Korea and Hungary exceeded 5% of consolidated net sales during the year ended December 31, 2014, attributing sales to the location of production rather than the location of the customer. Also, the Company's 50% equity investment in NSK-Warner (see the Balance Sheet Information footnote to the Consolidated Financial Statements) of $143.8 million, $168.0 million and $184.4 million at December 31, 2014, 2013 and 2012, respectively, is excluded from the definition of long-lived assets, as are goodwill and certain other non-current assets.

	Net sales			Long-lived assets
(millions of dollars)	2014	2013	2012	2014	2013	2012
United States	$2,008.1	$1,939.7	$1,857.2	$586.2	$531.7	$508.1
Europe:
Germany	2,145.6	1,760.1	1,871.3	413.6	430.0	432.2
Hungary	518.1	451.5	448.9	73.2	66.9	64.3
France	405.2	327.6	335.2	42.5	44.4	45.9
Other Europe	1,097.3	1,132.5	1,015.1	258.8	257.6	225.8
Total Europe	4,166.2	3,671.7	3,670.5	788.1	798.9	768.2
China	885.1	636.3	499.1	299.9	238.5	184.3
South Korea	623.0	563.5	505.6	185.9	165.2	140.4
Other foreign	622.7	625.4	650.8	233.8	205.1	187.0
Total	$8,305.1	$7,436.6	$7,183.2	$2,093.9	$1,939.4	$1,788.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to Major Customers

Consolidated net sales to Volkswagen (including its subsidiaries) were approximately 17%, 16% and 17% for the years ended December 31, 2014, 2013 and 2012, respectively; and to Ford (including its subsidiaries) were approximately 13%, 14%, and 13% for the years ended December 31, 2014, 2013 and 2012, respectively. Both of the Company's reporting segments had significant sales to Volkswagen and Ford in 2014, 2013 and 2012. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.

Sales by Product Line

Sales of turbochargers for light vehicles represented approximately 28% of total net sales for the year ended December 31, 2014 and 26% of total sales for the years ended December 31, 2013 and 2012. The Company currently supplies light vehicle turbochargers to many OEMs including BMW, Daimler, Fiat, Ford, General Motors, Great Wall, Hyundai, Renault, Volkswagen and Volvo. No other single product line accounted for more than 10% of consolidated net sales in any of the years presented.

Interim Financial Information (Unaudited)

(millions of dollars, except per share amounts)	2014					2013
Quarter ended	Mar-31	Jun-30	Sep-30	Dec-31	Year	Mar-31	Jun-30	Sep-30	Dec-31	Year
Net sales	$2,084.1	$2,197.0	$2,032.1	$1,991.9	$8,305.1	$1,851.1	$1,893.9	$1,806.2	$1,885.4	$7,436.6
Cost of sales	1,638.3	1,724.2	1,607.6	1,578.6	6,548.7	1,476.4	1,497.3	1,426.6	1,478.8	5,879.1
Gross profit	445.8	472.8	424.5	413.3	1,756.4	374.7	396.6	379.6	406.6	1,557.5
Selling, general and administrative expenses	173.8	181.2	174.5	169.4	698.9	159.3	155.6	157.7	167.1	639.7
Other expense (income), net	38.8	11.0	12.3	31.7	93.8	16.9	(2.4)	(3.7)	51.8	62.6
Operating income	233.2	280.6	237.7	212.2	963.7	198.5	243.4	225.6	187.7	855.2
Equity in affiliates’ earnings, net of tax	(8.8)	(12.2)	(14.8)	(11.5)	(47.3)	(9.7)	(11.1)	(10.4)	(12.3)	(43.5)
Interest income	(1.5)	(1.4)	(1.4)	(1.2)	(5.5)	(1.0)	(1.0)	(1.3)	(1.5)	(4.8)
Interest expense and finance charges	8.2	9.0	9.0	10.2	36.4	9.7	8.8	8.1	7.6	34.2
Earnings before income taxes and noncontrolling interest	235.3	285.2	244.9	214.7	980.1	199.5	246.7	229.2	193.9	869.3
Provision for income taxes	68.1	85.3	71.9	67.3	292.6	50.9	66.6	56.3	44.5	218.3
Net earnings	167.2	199.9	173.0	147.4	687.5	148.6	180.1	172.9	149.4	651.0
Net earnings attributable to the noncontrolling interest, net of tax	8.1	9.7	6.4	7.5	31.7	6.6	6.0	6.1	8.0	26.7
Net earnings attributable to BorgWarner Inc. (a)	$159.1	$190.2	$166.6	$139.9	$655.8	$142.0	$174.1	$166.8	$141.4	$624.3

Earnings per share — basic	$0.70	$0.84	$0.73	$0.62	$2.89	$0.62	$0.76	$0.73	$0.62	$2.73
Earnings per share — diluted	$0.69	$0.83	$0.73	$0.61	$2.86	$0.61	$0.75	$0.72	$0.62	$2.70
_______________

(a) The Company's results were impacted by the following:

•
Quarter ended December 31, 2014: The Company recorded restructuring expense of $17.8 million related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. Additionally, the Company recorded $5.4 million of restructuring expense related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy. The Company also recorded intangible asset impairment losses of $10.3 million related to Engine segment unamortized trade names. Further, the Company discharged certain U.S. pension plan obligations by making lump-sum payments to former employees of the Company. As a result of this action, the Company recorded a settlement loss of $0.4 million in the U.S. pension plan. The Company recorded tax benefits of $3.4 million, $0.4 million and $0.2 million related to the restructuring expense, intangible asset impairment losses and pension settlement loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Quarter ended September 30, 2014: The Company recorded restructuring expense of $9.6 million related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. Additionally, the Company recorded $3.5 million of restructuring expense related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy. Further, Company discharged certain U.S. pension plan obligations by making lump-sum payments to former employees of the Company. As a result of this action, the Company recorded a settlement loss of $2.7 million in the U.S. pension plan. The Company recorded tax benefits of $1.4 million and $0.9 million related to the restructuring expenses and pension settlement loss.

•
Quarter ended June 30, 2014: The Company recorded restructuring expense of $13.0 million related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. Additionally, the Company recorded $2.0 million of restructuring expense related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy. The Company recorded a tax benefit of $1.7 million related to these restructuring expenses.

•
Quarter ended March 31, 2014: The Company recorded restructuring expense of $38.4 million primarily related to continued Drivetrain segment actions designed to improve future profitability and competitiveness. Additionally, the Company recorded $1.1 million of restructuring expense related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy. The Company recorded a tax benefit of $8.8 million related to these restructuring expenses.

•
Quarter ended December 31, 2013: The Company incurred restructuring expense of $35.8 million, related to the initiation of Drivetrain segment actions designed to improve future profitability and competitiveness. Additionally, the Company recorded $4.0 million of restructuring expense related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy. The Company also recorded intangible asset impairment losses of $12.5 million related to Drivetrain segment customer relationships and an Engine segment unamortized trade name. The Company recorded tax benefits of $5.1 million and $2.0 million related to the restructuring expense and intangible asset impairment losses. Additionally, the Company recorded a net tax benefit of $4.4 million related to the reversal of certain state deferred tax asset valuation allowances and other tax adjustments.

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

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company's internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria. Refer to Item 7 of this report for "Report of Management on Internal Control Over Financial Reporting."

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2014 as stated in its report included herein.

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

Information with respect to directors, executive officers and corporate governance that appears in the Company's proxy statement for its 2015 Annual Meeting of Stockholders under the captions “Election of Directors,” “Information on Nominees for Directors and Continuing Directors,” “Board of Directors and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Compensation Committee Report” is incorporated herein by this reference and made a part of this report.

Item 11.	Executive Compensation

Information with respect to director and executive compensation that appears in the Company's proxy statement for its 2015 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Restricted Stock and Stock Units,” “Long Term Incentives,” and “Change of Control Employment Agreements” is incorporated herein by this reference and made a part of this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership and certain beneficial owners and management and related stockholders matters that appears in the Company's proxy statement for its 2015 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by this reference and made a part of this report.

For information regarding the Company's equity compensation plans, see Item 5 “Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information with respect to certain relationships and related transactions and director independence that appears in the Company's proxy statement for its 2015 Annual Meeting of Stockholders under the caption “Board of Directors and Its Committees” is incorporated herein by this reference and made a part of this report.

Item 14.	Principal Accountant Fees and Services

Information with respect to principal accountant fees and services that appears in the Company's proxy statement for its 2015 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Services” is incorporated herein by this reference and made a part of this report.

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
James R. Verrier
President and Chief Executive Officer
Date: February 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of February, 2015.

Signature	Title

/s/ James R. Verrier	President and Chief Executive Officer
James R. Verrier	(Principal Executive Officer) and Director

/s/ Ronald T. Hundzinski	Vice President and Chief Financial Officer
Ronald T. Hundzinski	(Principal Financial Officer)

/s/ Steven G. Carlson	Vice President and Controller
Steven G. Carlson	(Principal Accounting Officer)

/s/ Phyllis O. Bonanno
Phyllis O. Bonanno	Director

/s/ Jan Carlson
Jan Carlson	Director

/s/ Dennis C. Cuneo
Dennis C. Cuneo	Director

/s/ Jere A. Drummond
Jere A. Drummond	Director

/s/ John R. McKernan, Jr.
John R. McKernan, Jr.	Director

/s/ Alexis P. Michas
Alexis P. Michas	Director and Non-Executive Chairman

/s/ Ernest J. Novak, Jr.
Ernest J. Novak, Jr.	Director

/s/ Vicki L. Sato
Vicki L. Sato	Director

/s/ Richard O. Schaum
Richard O. Schaum	Director

/s/ Thomas T. Stallkamp
Thomas T. Stallkamp	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1/4.1	Restated Certificate of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1/4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

3.2/4.2	Amended and Restated By-Laws of the Company, as amended, (incorporated by reference to Exhibit 3.1/4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

3.3
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement 333-172198 filed on February 11, 2011).

3.4
Certificate of Ownership and Merger Merging BorgWarner Inc. into Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

10.1
Second Amended and Restated Credit Agreement dated as of June 30, 2014, among the Company, as borrower, the Administrative Agent named therein, and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2014).

†10.2	BorgWarner Inc. 2014 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed March 21, 2014).

†10.3
Form of 2014 BorgWarner Inc. Amended and Restated 2014 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

†10.4
Form of 2014 BorgWarner Inc. Amended and Restated 2014 Stock Incentive Plan Stock Units Award Agreement for Non-US Directors (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Description

†10.5	BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

†10.6
First Amendment to the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated effective April 29, 2009) (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.7
Second Amendment dated as of July 26, 2011, to the BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

†10.8
Form of 2014 BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Amended Performance Share Award Agreement (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

†10.9
Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

†10.10
Form of 2014 BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

†10.11
Form of 2014 BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Stock Units Award Agreement Non-U.S. Employees (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

†10.12
Form of BorgWarner Inc. 2004 Stock Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s     Annual Report on Form 10-K for the year ended December 31, 2012).

†10.13
Form of 2014 BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Performance Share Award Agreement ((incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

†10.14	BorgWarner Inc. 2005 Executive Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.15
First Amendment dated as of July 27, 2011, to BorgWarner Inc. 2005 Executive Incentive Plan as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

†10.16
Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January    1, 1994 (as amended and restated) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.17
Borg-Warner Automotive Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (as amended and restated) (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit Number	Description

†10.18
Form of Amendment dated December 10, 2012 to the Borg-Warner Automotive Inc. Retirement Savings Excess Benefit Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended     December 31, 2012).

†10.19
BorgWarner Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995 (as amended and restated) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.20
First Amendment dated as of November 22, 2010 to BorgWarner Inc. Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.21
Form of Amended and Restated Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.22
Form of Amended and Restated Change of Control Employment Agreement for Executive Officers) (effective 2009) (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.23	BorgWarner Inc. 2004 Deferred Compensation Plan (as amended and restated) incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

10.24
Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.25	Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.26	Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

21.1	Subsidiaries of the Company.*

23.1	Independent Registered Public Accounting Firm's Consent.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*

32.1	Section 1350 Certifications.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit Number	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*Filed herewith.
† Indicates a management contract or compensatory plan or arrangement.

A - 4