Form 10-Q
period 2015-04-30
BORGWARNER INC
filed 2015-04-30
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
YES ☐  NO ☑
As of April 24, 2015, the registrant had 226,265,323 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2015	December 31, 2014
ASSETS
Cash	$1,035.5	$797.8
Receivables, net	1,564.7	1,443.5
Inventories, net	506.3	505.7
Deferred income taxes	79.9	93.6
Prepayments and other current assets	139.0	130.2
Total current assets	3,325.4	2,970.8

Property, plant and equipment, net	2,049.9	2,093.9
Investments and other long-term receivables	422.5	403.3
Goodwill	1,168.6	1,205.7
Other non-current assets	556.2	554.3
Total assets	$7,522.6	$7,228.0

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$107.8	$623.7
Accounts payable and accrued expenses	1,484.4	1,530.3
Income taxes payable	9.3	14.2
Total current liabilities	1,601.5	2,168.2

Long-term debt	1,730.6	716.3

Other non-current liabilities:
Retirement-related liabilities	315.0	326.6
Other	313.0	326.0
Total other non-current liabilities	628.0	652.6

Common stock	2.5	2.5
Capital in excess of par value	1,096.7	1,112.4
Retained earnings	3,866.6	3,717.1
Accumulated other comprehensive loss	(616.9)	(383.6)
Common stock held in treasury	(844.9)	(832.2)
Total BorgWarner Inc. stockholders’ equity	3,504.0	3,616.2
Noncontrolling interest	58.5	74.7
Total equity	3,562.5	3,690.9
Total liabilities and equity	$7,522.6	$7,228.0

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2015	2014
Net sales	$1,984.2	$2,084.1
Cost of sales	1,555.2	1,638.3
Gross profit	429.0	445.8

Selling, general and administrative expenses	168.2	173.8
Other expense, net	1.2	38.8
Operating income	259.6	233.2

Equity in affiliates’ earnings, net of tax	(8.5)	(8.8)
Interest income	(1.7)	(1.5)
Interest expense and finance charges	10.0	8.2
Earnings before income taxes and noncontrolling interest	259.8	235.3

Provision for income taxes	72.1	68.1
Net earnings	187.7	167.2
Net earnings attributable to the noncontrolling interest, net of tax	8.8	8.1
Net earnings attributable to BorgWarner Inc.	$178.9	$159.1

Earnings per share — basic	$0.79	$0.70

Earnings per share — diluted	$0.79	$0.69

Weighted average shares outstanding (thousands):
Basic	225,796	227,430
Diluted	227,088	229,327

Dividends declared per share	$0.13	$0.125

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2015	2014
Net earnings attributable to BorgWarner Inc.	$178.9	$159.1

Other comprehensive (loss) income
Foreign currency translation adjustments	(249.8)	(2.7)
Hedge instruments*	4.2	(1.3)
Defined benefit postretirement plans*	12.3	1.2
Total other comprehensive loss attributable to BorgWarner Inc.	(233.3)	(2.8)

Comprehensive (loss) income attributable to BorgWarner Inc.	(54.4)	156.3
Comprehensive income (loss) attributable to the noncontrolling interest	0.1	(1.1)
Comprehensive (loss) income	$(54.3)	$155.2
____________________________________

*	Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2015	2014
OPERATING
Net earnings	$187.7	$167.2
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	72.7	74.1
Amortization of intangible assets and other	4.4	6.0
Restructuring expense, net of cash paid	8.1	34.3
Gain on previously held equity interest	(10.8)	—
Stock-based compensation expense	10.9	7.8
Deferred income tax provision	10.4	15.6
Equity in affiliates’ earnings, net of dividends received, and other	(9.8)	(9.0)
Net earnings adjusted for non-cash charges to operations	273.6	296.0
Changes in assets and liabilities:
Receivables	(202.1)	(246.5)
Inventories	(30.6)	(7.9)
Prepayments and other current assets	(9.8)	(2.2)
Accounts payable and accrued expenses	32.5	69.3
Income taxes payable	(7.8)	(30.9)
Other non-current assets and liabilities	(23.1)	(31.4)
Net cash provided by operating activities	32.7	46.4

INVESTING
Capital expenditures, including tooling outlays	(140.0)	(126.2)
Payments for businesses acquired, net of cash acquired	(12.6)	(106.4)
Proceeds from asset disposals and other	0.8	1.5
Net cash used in investing activities	(151.8)	(231.1)

FINANCING
Net (decrease) increase in notes payable	(512.3)	111.3
Additions to long-term debt, net of debt issuance costs	1,012.8	100.0
Repayments of long-term debt, including current portion	(3.1)	(100.1)
Payments for purchase of treasury stock	(33.7)	—
Proceeds from stock options exercised, including the tax benefit	11.5	9.4
Taxes paid on employees' restricted stock award vestings	(13.1)	(22.2)
Dividends paid to BorgWarner stockholders	(29.4)	(28.4)
Dividends paid to noncontrolling stockholders	(15.9)	(14.0)
Net cash provided by financing activities	416.8	56.0
Effect of exchange rate changes on cash	(60.0)	(2.7)
Net increase (decrease) in cash	237.7	(131.4)
Cash at beginning of year	797.8	939.5
Cash at end of period	$1,035.5	$808.1

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12.8	$18.1
Income taxes, net of refunds	$50.0	$72.8
Non-cash investing transactions
Liabilities assumed from business acquired	$—	$3.2
Non-cash financing transactions
Debt assumed from business acquired	$—	$33.3
See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet as of December 31, 2014 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2015	2014
Gross R&D expenditures	$92.4	$94.5
Customer reimbursements	(17.0)	(12.5)
Net R&D expenditures	$75.4	$82.0

The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of annual net R&D expenditures in any of the periods presented.

(3) Other Expense, net

Items included in other expense, net consist of:

	Three Months Ended March 31,
(in millions)	2015	2014
Restructuring expense	$12.1	$39.5
Gain on previously held equity interest	(10.8)	—
Other income	(0.1)	(0.7)
Other expense, net	$1.2	$38.8

During the first quarters of 2015 and 2014, the Company recorded restructuring expense of $12.1 million and $39.5 million, respectively, primarily related to Drivetrain segment actions designed to improve future profitability and competitiveness. See the Restructuring footnote to the Condensed Consolidated Financial Statements for further discussion of these expenses.

During the first quarter of 2015, the Company completed the purchase of the remaining 51% of BERU Diesel Start Systems Pvt. Ltd. ("BERU Diesel") by acquiring the shares of its former joint venture partner. As a result of this transaction, the Company recorded a $10.8 million gain on the previously held equity interest in this joint venture. See the Recent Transactions footnote to the Condensed Consolidated Financial Statements for further discussion of this acquisition.

(4) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

At March 31, 2015, the Company's effective tax rate for the first quarter was 27.8%. This rate includes tax benefits of $2.4 million primarily related to foreign tax incentives and $1.2 million related to restructuring expense as discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements.

At March 31, 2014, the Company's effective tax rate for the first quarter was 28.9%, which included tax benefits of $8.8 million related to restructuring expense discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements.

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

(5) Inventories, net

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	March 31,	December 31,
(in millions)	2015	2014
Raw material and supplies	$321.7	$319.5
Work in progress	83.1	89.0
Finished goods	119.3	115.5
FIFO inventories	524.1	524.0
LIFO reserve	(17.8)	(18.3)
Inventories, net	$506.3	$505.7

(6) Property, Plant and Equipment, net

	March 31,	December 31,
(in millions)	2015	2014
Land, land use rights and buildings	$754.8	$784.8
Machinery and equipment	1,863.3	1,940.3
Capital leases	8.8	8.4
Construction in progress	342.6	310.4
Total property, plant and equipment, gross	2,969.5	3,043.9
Less: accumulated depreciation	(1,046.5)	(1,076.8)
Property, plant and equipment, net, excluding tooling	1,923.0	1,967.1
Tooling, net of amortization	126.9	126.8
Property, plant and equipment, net	$2,049.9	$2,093.9

As of March 31, 2015 and December 31, 2014, accounts payable of $38.4 million and $58.4 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the three months ended March 31, 2015 and 2014 were $3.8 million and $3.5 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2015	2014
Beginning balance, January 1	$132.0	$72.7
Provisions	6.3	5.0
Acquisition*	—	64.9
Payments	(8.2)	(7.3)
Translation adjustment	(19.3)	—
Ending balance, March 31	$110.8	$135.3
____________________________________

*
The 2014 acquisition relates to the Company's 2014 purchase of Gustav Wahler GmbH u. Co. KG and its general partner. In the fourth quarter of 2014, a measurement period adjustment of $42.1 million was made to increase the fair value of the warranty liability at the acquisition date, see Note 7 "Product Warranty" to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for additional details.

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(in millions)	2015	2014
Accounts payable and accrued expenses	$78.5	$91.9
Other non-current liabilities	32.3	40.1
Total product warranty liability	$110.8	$132.0

(8) Notes Payable and Long-Term Debt

As of March 31, 2015 and December 31, 2014, the Company had short-term and long-term debt outstanding as follows:

	March 31,	December 31,
(in millions)	2015	2014
Short-term debt
Short-term borrowings	$89.0	$601.2

Long-term debt
5.75% Senior notes due 11/01/16 ($150 million par value)	$149.8	$149.8
8.00% Senior notes due 10/01/19 ($134 million par value)	134.0	134.0
4.625% Senior notes due 09/15/20 ($250 million par value)	248.5	248.4
3.375% Senior notes due 03/15/25 ($500 million par value)	499.0	—
7.125% Senior notes due 02/15/29 ($121 million par value)	119.5	119.4
4.375% Senior notes due 03/15/45 ($500 million par value)	498.4	—
Term loan facilities and other	89.1	75.1
Unamortized portion of debt derivatives	11.1	12.1
Total long-term debt	1,749.4	738.8
Less: current portion	18.8	22.5
Long-term debt, net of current portion	$1,730.6	$716.3

The weighted average interest rate on short-term borrowings outstanding as of March 31, 2015 and December 31, 2014 was 1.6% and 0.8%, respectively. The weighted average interest rate on all borrowings outstanding as of March 31, 2015 and December 31, 2014 was 4.6% and 2.9%, respectively.

On March 16, 2015, BorgWarner Inc. issued $500 million in 3.375% senior notes due March 2025 and $500 million in 4.375% senior notes due March 2045. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015.

The Company has a $1 billion multi-currency revolving credit facility which includes a feature that allows the Company's borrowings to be increased to $1.25 billion. The facility provides for borrowings through June 30, 2019. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at March 31, 2015 and expects to remain compliant in future periods. At March 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. The Company had no borrowings outstanding under this program at March 31, 2015. At December 31, 2014, the Company had outstanding borrowings of $460.9 million under this program, which is classified in the Condensed Consolidated Balance Sheets in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1 billion.

As of March 31, 2015 and December 31, 2014, the estimated fair values of the Company’s senior unsecured notes totaled $1,796.6 million and $750.3 million, respectively. The estimated fair values were $147.5 million and $98.7 million higher than their carrying value at March 31, 2015 and December 31, 2014, respectively. Fair market values of the senior unsecured notes are developed using either observable inputs for identical debt instruments in active markets or observable values for similar debt instruments, which are considered Level 1 and Level 2 inputs, respectively, as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $27.1 million and $28.3 million at March 31, 2015 and December 31, 2014, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

		Basis of fair value measurements
(in millions)	Balance at March 31, 2015	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$10.2	$—	$10.2	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$90.7	$—	$90.7	$—	C
Liabilities:
Foreign currency contracts	$3.6	$—	$3.6	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2014	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$3.8	$—	$3.8	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$90.4	$—	$90.4	$—	C
Liabilities:
Foreign currency contracts	$2.9	$—	$2.9	$—	A

(10) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2015 and December 31, 2014, the Company had no derivative contracts that contained credit risk related contingent features.

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. The Company did not have any commodity derivative contracts outstanding at March 31, 2015 and December 31, 2014.

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

At March 31, 2015 and December 31, 2014, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency March 31, 2015	Notional in traded currency December 31, 2014	Duration

Chinese yuan	Euro	16.4	—	Jun - 16
Chinese yuan	US dollar	22.8	24.9	Dec - 16
Euro	British pound	4.3	5.7	Dec - 15
Euro	Japanese yen	3,751.7	4,371.8	Feb - 16
Euro	US dollar	33.5	23.5	Apr - 16
Japanese yen	Chinese yuan	67.1	88.6	Dec - 15
Japanese yen	Korean won	4,951.6	6,712.5	Dec - 15
Japanese yen	US dollar	2.9	3.8	Dec - 15
Korean won	Euro	7.6	2.5	Dec - 15
Korean won	Japanese yen	590.1	72.0	Dec - 15
Korean won	US dollar	17.1	22.7	Dec - 15
Mexican peso	US dollar	6.3	22.6	Dec - 15
Swedish krona	Euro	23.7	31.4	Dec - 15

At March 31, 2015 and December 31, 2014, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(in millions)	Location	March 31, 2015	December 31, 2014	Location	March 31, 2015	December 31, 2014
Foreign currency	Prepayments and other current assets	$10.1	$3.7	Accounts payable and accrued expenses	$2.9	$2.4
	Other non-current assets	$0.1	$0.1	Other non-current liabilities	$0.7	$0.5

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2015 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2015	December 31, 2014
Foreign currency	$6.7	$1.3	$7.2
Net investment hedges	0.2	0.2	—
Total	$6.9	$1.5	$7.2

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(in millions)		Three Months Ended			Three Months Ended
Contract Type	Location	March 31, 2015	March 31, 2014	Location	March 31, 2015	March 31, 2014
Foreign currency	Sales	$(0.3)	$0.3	SG&A expense	$(0.3)	$—
Foreign currency	Cost of goods sold	$1.5	$(0.8)	SG&A expense	$0.1	$0.1
Foreign currency	SG&A expense	$—	$(0.3)	SG&A expense	$—	$—
Cross-currency swap	N/A			Interest expense	$—	$0.7

At March 31, 2015, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

(11) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2015 range from $15.0 million to $25.0 million, of which $4.5 million has been contributed through the first three months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2015		2014
Three Months Ended March 31,	US	Non-US	US	Non-US	2015	2014
Service cost	$—	$3.7	$—	$3.3	$0.1	$—
Interest cost	2.8	3.6	3.1	4.6	1.4	1.7
Expected return on plan assets	(4.3)	(6.2)	(4.4)	(5.4)	—	—
Amortization of unrecognized prior service benefit	(0.2)	—	(0.2)	—	(1.4)	(1.6)
Amortization of unrecognized loss	1.6	1.7	1.6	1.2	0.7	0.7
Net periodic benefit (income) cost	$(0.1)	$2.8	$0.1	$3.7	$0.8	$0.8

(12) Stock-Based Compensation

Under the Company's 2004 Stock Incentive Plan ("2004 Plan"), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods of up to three years and have a term of 10 years from date of grant. At its November 2007 meeting, the Company's Compensation Committee decided that restricted common stock awards and stock units ("restricted stock") would be awarded in place of stock options for long-term incentive award grants to employees. Restricted stock granted to employees primarily vests 50% after two years and the remainder after three years from the date of grant. Restricted stock granted to non-employee directors generally vests on the first anniversary date of the grant. In February 2014, the Company's Board of Directors replaced the expired 2004 Plan by adopting the BorgWarner Inc. 2014 Stock Incentive Plan ("2014 Plan"). On April 30, 2014, the Company's stockholders approved the 2014 Plan. Under the 2014 Plan, 8 million shares are authorized for grant, of which approximately 7.2 million shares are available for future issuance as of March 31, 2015.

Stock options A summary of the Company’s stock option activity for the three months ended March 31, 2015 is as follows:

	Shares under option (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at December 31, 2014	1,714	$16.11	1.7	$66.5
Exercised	(251)	$14.72
Outstanding and exercisable at March 31, 2015	1,463	$16.35	1.5	$64.6

Restricted stock The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2015, restricted stock in the amount of 563,074 shares was granted to employees. The value of the awards is recorded as unearned compensation within capital in excess of par value in equity and is amortized as compensation expense over the restriction periods.

The Company recorded restricted stock compensation expense of $7.3 million and $4.5 million for the three months ended March 31, 2015 and 2014, respectively.

A summary of the Company’s nonvested restricted stock for the three months ended March 31, 2015 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at December 31, 2014	1,266	$43.57
Granted	563	$57.90
Vested	(568)	$38.35
Forfeited	(12)	$45.10
Nonvested at March 31, 2015	1,249	$52.49

(13) Accumulated Other Comprehensive Loss

The following tables summarize the activity within accumulated other comprehensive loss during the three months ended March 31, 2015 and March 31, 2014:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning Balance, December 31, 2014	$(160.7)	$1.7	$(227.3)	$2.7	$(383.6)
Comprehensive income (loss) before reclassifications	(249.8)	6.6	14.5	—	(228.7)
Income taxes associated with comprehensive income (loss) before reclassifications	—	(1.6)	(4.0)	—	(5.6)
Reclassification from accumulated other comprehensive income (loss)	—	(1.2)	2.4	—	1.2
Income taxes reclassified into net earnings	—	0.4	(0.6)	—	(0.2)
Ending Balance March 31, 2015	$(410.5)	$5.9	$(215.0)	$2.7	$(616.9)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning Balance, December 31, 2013	$181.1	$(16.0)	$(181.5)	$2.4	$(14.0)
Comprehensive loss before reclassifications	(2.7)	(3.4)	—	—	(6.1)
Income taxes associated with comprehensive loss before reclassifications	—	1.3	—	—	1.3
Reclassification from accumulated other comprehensive loss	—	0.9	1.7	—	2.6
Income taxes reclassified into net earnings	—	(0.1)	(0.5)	—	(0.6)
Ending Balance March 31, 2014	$178.4	$(17.3)	$(180.3)	$2.4	$(16.8)

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $5.6 million and $6.2 million at March 31, 2015 and at December 31, 2014, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-

related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2015 and December 31, 2014, the Company had approximately 12,500 and 13,300 pending asbestos-related product liability claims, respectively. The decrease in the pending claims is a result of the Company's continued efforts to obtain dismissal of dormant claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2015, of the approximately 1,300 claims resolved, 111 (9%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2014, of the approximately 6,500 claims resolved, 397 (6%) resulted in payment being made to a claimant by or on behalf of the Company.

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

To date, the Company has paid and accrued $353.1 million in defense and indemnity in advance of insurers' reimbursement and has received $195.9 million in cash and notes from insurers. The net balance of $157.2 million, is expected to be fully recovered. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2014, insurers owed $141.9 million in association with these claims.

In addition to the $157.2 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $113.2 million for claims asserted, but not yet resolved and their related defense costs at March 31, 2015. The Company also has a related asset of $113.2 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which is expected to occur subsequent to March 31, 2016. At December 31, 2014, the comparable value of the accrued liability and associated insurance asset was $111.8 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(in millions)	March 31, 2015	December 31, 2014
Assets:
Other non-current assets	$113.2	$111.8
Total insurance assets	$113.2	$111.8
Liabilities:
Accounts payable and accrued expenses	$47.6	$47.4
Other non-current liabilities	65.6	64.4
Total accrued liabilities	$113.2	$111.8

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

(15) Restructuring

In the fourth quarter of 2013, the Company initiated actions primarily in the Drivetrain segment designed to improve future profitability and competitiveness. As a continuation of these actions, in 2014, the Company finalized severance agreements with two labor unions at separate facilities in Western Europe for approximately 350 employees. The Company recorded $7.3 million and $35.4 million of restructuring expense related to these facilities in the three months ended March 31, 2015 and 2014, respectively. Included in this restructuring expense are employee termination benefits of $6.4 million and $32.1 million, respectively, and other expense of $0.9 million and $3.3 million, respectively.

The Company expects additional restructuring expenses to be incurred over the next year related to the Drivetrain segment, including approximately $6 million of employee termination benefits associated with the severance agreements discussed above as well as other employee related actions. These expenses will be recognized as employees render service in accordance with terms of the agreements. Future cash payments for these restructuring activities are expected to be complete by the end of 2015.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

The Company recorded $2.7 million and $1.1 million of restructuring expense in the three months ended March 31, 2015 and 2014, respectively, related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy.

The following table displays a rollforward of the severance accruals recorded within the Company's Condensed Consolidated Balance Sheet and the related cash flow activity for the three months ended March 31, 2015 and 2014:

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2014	$41.9	$2.0	$43.9
Provision	7.4	0.4	7.8
Cash payments	(10.7)	(0.9)	(11.6)
Translation adjustment	(4.7)	(0.2)	(4.9)
Balance at March 31, 2015	$33.9	$1.3	$35.2

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2013	$8.4	$2.9	$11.3
Provision	32.1	0.7	32.8
Cash payments	(1.2)	(1.7)	(2.9)
Balance at March 31, 2014	$39.3	$1.9	$41.2

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2015	2014
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$178.9	$159.1
Weighted average shares of common stock outstanding	225.796	227.430
Basic earnings per share of common stock	$0.79	$0.70

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$178.9	$159.1

Weighted average shares of common stock outstanding	225.796	227.430

Effect of stock-based compensation	1.292	1.897

Weighted average shares of common stock outstanding including dilutive shares	227.088	229.327
Diluted earnings per share of common stock	$0.79	$0.69

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2015	2014
Engine	$1,380.9	$1,412.1
Drivetrain	611.2	680.7
Inter-segment eliminations	(7.9)	(8.7)
Net sales	$1,984.2	$2,084.1

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(in millions)	2015	2014
Engine	$230.4	$231.7
Drivetrain	71.0	80.5
Adjusted EBIT	301.4	312.2
Restructuring expense	12.1	39.5
Gain on previously held equity interest	(10.8)	—
Corporate, including equity in affiliates' earnings and stock-based compensation	32.0	30.7
Interest income	(1.7)	(1.5)
Interest expense and finance charges	10.0	8.2
Earnings before income taxes and noncontrolling interest	259.8	235.3
Provision for income taxes	72.1	68.1
Net earnings	187.7	167.2
Net earnings attributable to the noncontrolling interest, net of tax	8.8	8.1
Net earnings attributable to BorgWarner Inc.	$178.9	$159.1

Total Assets

(in millions)	March 31, 2015	December 31, 2014
Engine	$3,947.7	$3,936.2
Drivetrain	1,817.5	1,783.5
Total	5,765.2	5,719.7
Corporate *	1,757.4	1,508.3
Total assets	$7,522.6	$7,228.0
____________________________________
*    Corporate assets include investments and other long-term receivables and deferred income taxes.

(18) Recent Transactions

BERU Diesel Start Systems Pvt. Ltd.

In January 2015, the Company completed the purchase of the remaining 51% of BERU Diesel by acquiring the shares of its former joint venture partner. The former joint venture was formed in 1996 to develop and manufacture glow plugs in India. After this transaction, the Company owns 100% of the entity. The cash paid, net of cash acquired, was $12.6 million (783.1 million Indian rupees).

The operating results are reported within the Company's Engine reporting segment. The Company paid $12.6 million, which is recorded as an investing activity in the Company's Condensed Consolidated Statement of Cash Flows. As a result of this transaction, the Company recorded a $10.8 million gain on the previously held equity interest in this joint venture. Additionally, the Company acquired assets of $16.0 million, including $11.2 million in definite-lived intangible assets, and assumed liabilities of $4.6 million. The Company also recorded $13.9 million of goodwill, which is expected to be non-deductible for tax purposes.

The Company is in the process of finalizing purchase accounting adjustments related to the BERU Diesel acquisition. Subsequent fair value adjustments may be necessary based on the finalization of certain estimates.

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

The following table summarizes the aggregated estimated fair value of the assets acquired and liabilities assumed on February 28, 2014, the date of acquisition:

(in millions)
Receivables, net	$52.4
Inventories, net	46.8
Property, plant and equipment, net	55.3
Goodwill	74.6
Other intangible assets	42.7
Other assets and liabilities	(47.4)
Accounts payable and accrued expenses	(70.4)
Total consideration, net of cash acquired	154.0

Less: Assumed retirement-related liabilities	3.2
Less: Assumed debt	40.3
Cash paid, net of cash acquired	$110.5

In connection with the acquisition, the Company capitalized $24.9 million for customer relationships, $10.2 million for know-how, $4.1 million for patented technology and $3.5 million for the Wahler trade name. These intangible assets will be amortized over a period of 5 to 15 years. The income approach was used to determine the fair value of all intangible assets. Additionally, $56.9 million in goodwill is expected to be non-deductible for tax purposes.

(19) New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of March 31, 2015 this guidance would result in the reduction of assets and liabilities by approximately $17 million.

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

The Company's products fall into two reporting segments: Engine and Drivetrain. The Engine segment's products include turbochargers, timing devices and chains, emissions systems and thermal systems. The Drivetrain segment's products include transmission components and systems and all-wheel drive torque management systems.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Net sales for the three months ended March 31, 2015 totaled $1,984.2 million, a 4.8% decrease from the three months ended March 31, 2014. Excluding the impact of weakening foreign currencies, primarily the Euro, the 2014 acquisition of Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler") and the 2015 acquisition of BERU Diesel Start Systems Pvt. Ltd. ("BERU Diesel"), net sales increased approximately 3%.

Cost of sales as a percentage of net sales decreased to 78.4% in the three months ended March 31, 2015 from 78.6% in the three months ended March 31, 2014. Gross profit and gross margin were $429.0 million and 21.6% in the three months ended March 31, 2015 compared to $445.8 million and 21.4% in the three months ended March 31, 2014. The Company's material cost of sales was 50% to 55% of net sales in both the three months ended March 31, 2015 and 2014.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2015 decreased $5.6 million to $168.2 million from $173.8 million. SG&A as a percentage of net sales was 8.5% for the three months ended March 31, 2015, up slightly from 8.3% for the three months ended March 31, 2014. Research and development ("R&D") expenses, which are included in SG&A expenses, decreased $6.6 million to $75.4 million from $82.0 million as compared to the three months ended March 31, 2014. As a percentage of net sales, R&D expenses were 3.8% and 3.9% in the three months ended March 31, 2015 and 2014, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense, net of $1.2 million and $38.8 million for the three months ended March 31, 2015 and 2014, respectively, relates to $12.1 million and $39.5 million of restructuring expense associated with both the Drivetrain and Engine segments. The Drivetrain segment charges mostly represent a continuation of expenses associated with the first quarter 2014 finalization of severance agreements with two labor unions at separate facilities in Western Europe for approximately 350 employees. The Engine segment charges mainly relate to the restructuring of the Wahler acquisition. Both the Drivetrain and Engine restructuring actions are designed to improve the future profitability and competitiveness of each segment. The Company estimates that additional restructuring expense of approximately $21 million will be incurred over the next year related to the Drivetrain segment. Additionally, approximately $16 million will be incurred over the next two years related to the Engine segment restructuring. Furthermore, the Company recorded $2.7 million and $1.1 million of restructuring expense for the three months ended March 31, 2015 and 2014, respectively, related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy. The Company also recorded a $10.8 million gain on the previously held equity interest in BERU Diesel as a result of the first quarter 2015 acquisition.

Equity in affiliates’ earnings of $8.5 million decreased $0.3 million as compared with the three months ended March 31, 2014 primarily due to lower earnings from the Company's 50% interest in NSK-Warner.

At March 31, 2015, the Company's effective tax rate for the first quarter was 27.8%. This rate includes tax benefits of $2.4 million primarily related to foreign tax incentives and $1.2 million related to restructuring expense as discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements. Excluding the impact of these non-comparable items, the Company has estimated its annual effective tax rate associated with ongoing operations to be approximately 29% for the year ending December 31, 2015.

At March 31, 2014, the Company's effective tax rate for the first quarter was 28.9%, which included tax benefits of $8.8 million related to restructuring expense discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements. Excluding the impact of this non-comparable item, the Company had estimated its annual effective tax rate associated with ongoing operations to be approximately 28% for the year ending December 31, 2014.

The Company’s earnings per diluted share were $0.79 and $0.69 for the three months ended March 31, 2015 and 2014, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Non-comparable items:
Restructuring expense	$(0.05)	$(0.13)
Gain on previously held equity interest	0.05	—
Tax adjustments	0.01	—
Total impact of non-comparable items per share — diluted	$0.01	$(0.13)

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2015	2014
Engine	$1,380.9	$1,412.1
Drivetrain	611.2	680.7
Inter-segment eliminations	(7.9)	(8.7)
Net sales	$1,984.2	$2,084.1

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(in millions)	2015	2014
Engine	$230.4	$231.7
Drivetrain	71.0	80.5
Adjusted EBIT	301.4	312.2
Restructuring expense	12.1	39.5
Gain on previously held equity interest	(10.8)	—
Corporate, including equity in affiliates' earnings and stock-based compensation	32.0	30.7
Interest income	(1.7)	(1.5)
Interest expense and finance charges	10.0	8.2
Earnings before income taxes and noncontrolling interest	259.8	235.3
Provision for income taxes	72.1	68.1
Net earnings	187.7	167.2
Net earnings attributable to the noncontrolling interest, net of tax	8.8	8.1
Net earnings attributable to BorgWarner Inc.	$178.9	$159.1

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

The Engine segment net sales decreased $31.2 million, or 2.2%, from the three months ended March 31, 2014. Excluding the impact of weakening foreign currencies, primarily the Euro, the 2014 Wahler acquisition and the 2015 BERU Diesel acquisition, net sales increased approximately 6% from the three months ended March 31, 2014, primarily due to higher sales of turbochargers. The Engine segment Adjusted EBIT margin was 16.7% in the three months ended March 31, 2015 up from 16.4% in the three months ended March 31, 2014.

The Drivetrain segment net sales decreased $69.5 million, or 10.2%, from the three months ended March 31, 2014. Excluding the impact of weakening foreign currencies, primarily the Euro, net sales decreased approximately 2% from the three months ended March 31, 2014, primarily due to lower sales of all-wheel drive systems. The Drivetrain segment Adjusted EBIT margin was 11.6% in the three months ended March 31, 2015 down from 11.8% in the three months ended March 31, 2014.

Outlook for 2015

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

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At March 31, 2015, the Company had $1,035.5 million of cash, of which $612.3 million of cash is held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States. The Company uses its U.S. liquidity for various corporate purposes, including but not limited to, debt service, share repurchases, dividend distributions and other corporate expenses.

On March 16, 2015, BorgWarner Inc. issued $500 million in 3.375% senior notes due March 2025 and $500 million in 4.375% senior notes due March 2045. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Company intends to use the net proceeds from this offering for general corporate purposes, including, but not limited to, repurchasing shares of the Company's common stock pursuant to our previously announced $1 billion share repurchase program and repaying U.S. short-term debt. These senior notes are not guaranteed by any of BorgWarner Inc.'s subsidiaries.

The Company has a $1 billion multi-currency revolving credit facility which includes a feature that allows the Company's borrowings to be increased to $1.25 billion. The facility provides for borrowings through June 30, 2019. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at March 31, 2015 and expects to remain compliant in future periods. At March 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. The Company had no borrowings outstanding under this program at March 31, 2015. At December 31, 2014, the Company had outstanding borrowings of $460.9 million under this program, which is classified in the Condensed Consolidated Balance Sheets in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1 billion.

In addition to the credit facility, the Company's universal shelf registration has an unlimited amount of various debt and equity instruments that could be issued.

On February 11, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.13 per share of common stock. This dividend was paid in the three months ended March 31, 2015.

The Company's net debt to net capital ratio was 18.4% at March 31, 2015 versus 12.8% at December 31, 2014.

From a credit quality perspective, the Company has a credit rating of Baa1 from Moody's and BBB+ from both Standard & Poor’s and Fitch Ratings. On March 5, 2015, Moody's upgraded the Company's credit rating from Baa2 to Baa1. The current outlook from Moody's, Standard & Poor’s and Fitch Ratings is stable.

None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities decreased $13.7 million to $32.7 million in the first three months of 2015 from $46.4 million in the first three months of 2014. The $13.7 million decrease primarily reflects lower net earnings adjusted for non-cash charges to operations.

Net cash used in investing activities decreased $79.3 million to $151.8 million in the first three months of 2015 from $231.1 million in the first three months of 2014. This decrease is primarily due to the 2014 $106.4 million acquisition of Wahler, partially offset by the 2015 acquisition of BERU Diesel.

Net cash provided by financing activities increased $360.8 million to $416.8 million in the first three months of 2015 from $56.0 million in the first three months of 2014. This increase is primarily driven by the $1 billion issuance of senior notes in March 2015, partially offset by the decrease in notes payable.

We believe that the combination of cash from operations, cash balances, available credit facilities, and the universal shelf registration capacity will be sufficient to satisfy our cash needs for our current level of operations, our planned operations for the foreseeable future and our $1 billion share repurchase program. We will continue to balance our needs for internal growth, external growth, the return of capital to stockholders, debt reduction and cash conservation.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $5.6 million and $6.2 million at March 31, 2015 and at December 31, 2014, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2015 and December 31, 2014, the Company had approximately 12,500 and 13,300 pending asbestos-related product liability claims, respectively. The decrease in the pending claims is a result of the Company's continued efforts to obtain dismissal of dormant claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2015, of the approximately 1,300 claims resolved, 111 (9%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2014, of the approximately 6,500 claims resolved, 397 (6%) resulted in payment being made to a claimant by or on behalf of the Company.

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

To date, the Company has paid and accrued $353.1 million in defense and indemnity in advance of insurers' reimbursement and has received $195.9 million in cash and notes from insurers. The net balance of $157.2 million, is expected to be fully recovered. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2014, insurers owed $141.9 million in association with these claims.

In addition to the $157.2 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $113.2 million for claims asserted, but not yet resolved and their related defense costs at March 31, 2015. The Company also has a related asset of $113.2 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which is expected to occur subsequent to March 31, 2016. At December 31, 2014, the comparable value of the accrued liability and associated insurance asset was $111.8 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(in millions)	March 31, 2015	December 31, 2014
Assets:
Other non-current assets	$113.2	$111.8
Total insurance assets	$113.2	$111.8
Liabilities:
Accounts payable and accrued expenses	$47.6	$47.4
Other non-current liabilities	65.6	64.4
Total accrued liabilities	$113.2	$111.8

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

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of March 31, 2015 this guidance would result in the reduction of assets and liabilities by approximately $17 million.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning our exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The foreign currency translation adjustment losses of $249.8 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively, contained within our Condensed Consolidated Statements of Comprehensive Income represent the foreign currency translational impacts of converting our non-U.S. dollar subsidiaries financial statements to the Company’s reporting currency (U.S. Dollar). The first quarter 2015 foreign currency translation adjustment loss was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 11% in relation to the Euro between December 31, 2014 and March 31, 2015. This 11% change in the Euro increased other comprehensive loss by approximately $243 million in the first quarter of 2015 and represents approximately 97% of the first quarter 2015 foreign currency translation adjustment loss balance of $249.8 million.

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

In February 2015, the Company's Board of Directors authorized the purchase of up to $1.0 billion of the Company's common stock over three years. The Company's Board of Directors has authorized the purchase of up to 69.6 million shares of the Company's common stock in the aggregate. As of March 31, 2015, the Company had repurchased 51,624,413 shares in the aggregate under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2015:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month Ended January 31, 2015
Common Stock Repurchase Program	—	$—	—	18,600,843
Employee transactions	943	$53.58	—
Month Ended February 28, 2015
Common Stock Repurchase Program	81,475	$61.33	81,475	18,519,368
Employee transactions	214,173	$59.60	—
Month Ended March 31, 2015
Common Stock Repurchase Program	543,781	$60.14	543,781	17,975,587
Employee transactions	4,105	$60.66	—

Item 6.	Exhibits

Exhibit 10.1	Form of BorgWarner Inc. 2014 Stock Incentive Plan Restricted Stock Agreement for Employees*

Exhibit 10.2	Form of BorgWarner Inc. 2014 Stock Incentive Plan Performance Share Award Agreement.*

Exhibit 10.3	Form of BorgWarner Inc. 2014 Stock Incentive Plan Stock Units Award Agreement -- Non-U.S. Employees.*

Exhibit 10.4	Amended and Restated Executive Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed March 20, 2015.)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	XBRL Instance Document.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
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

Date: April 30, 2015