Form 10-Q
period 2015-09-30
BORGWARNER INC
filed 2015-10-29
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
YES ☐  NO ☑
As of October 23, 2015, the registrant had 224,145,181 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2015	December 31, 2014
ASSETS
Cash	$1,033.3	$797.8
Receivables, net	1,551.5	1,443.5
Inventories, net	523.1	505.7
Deferred income taxes	56.0	93.6
Prepayments and other current assets	137.1	130.2
Total current assets	3,301.0	2,970.8

Property, plant and equipment, net	2,185.2	2,093.9
Investments and other long-term receivables	438.5	403.3
Goodwill	1,183.7	1,205.7
Other non-current assets	578.7	554.3
Total assets	$7,687.1	$7,228.0

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$74.6	$623.7
Accounts payable and accrued expenses	1,436.6	1,530.3
Income taxes payable	28.6	14.2
Total current liabilities	1,539.8	2,168.2

Long-term debt	1,734.5	716.3

Other non-current liabilities:
Retirement-related liabilities	306.7	326.6
Other	318.2	326.0
Total other non-current liabilities	624.9	652.6

Common stock	2.5	2.5
Capital in excess of par value	1,108.8	1,112.4
Retained earnings	4,113.6	3,717.1
Accumulated other comprehensive loss	(576.7)	(383.6)
Common stock held in treasury	(931.2)	(832.2)
Total BorgWarner Inc. stockholders’ equity	3,717.0	3,616.2
Noncontrolling interest	70.9	74.7
Total equity	3,787.9	3,690.9
Total liabilities and equity	$7,687.1	$7,228.0

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2015	2014	2015	2014
Net sales	$1,884.0	$2,032.1	$5,900.1	$6,313.2
Cost of sales	1,485.8	1,607.6	4,643.9	4,970.1
Gross profit	398.2	424.5	1,256.2	1,343.1

Selling, general and administrative expenses	148.0	174.5	483.6	529.5
Other expense, net	13.1	12.3	33.4	62.1
Operating income	237.1	237.7	739.2	751.5

Equity in affiliates’ earnings, net of tax	(8.7)	(14.8)	(28.3)	(35.8)
Interest income	(2.0)	(1.4)	(5.3)	(4.3)
Interest expense and finance charges	15.0	9.0	42.6	26.2
Earnings before income taxes and noncontrolling interest	232.8	244.9	730.2	765.4

Provision for income taxes	66.9	71.9	219.2	225.3
Net earnings	165.9	173.0	511.0	540.1
Net earnings attributable to the noncontrolling interest, net of tax	8.5	6.4	26.6	24.2
Net earnings attributable to BorgWarner Inc.	$157.4	$166.6	$484.4	$515.9

Earnings per share — basic	$0.70	$0.73	$2.15	$2.27

Earnings per share — diluted	$0.70	$0.73	$2.14	$2.25

Weighted average shares outstanding (thousands):
Basic	224,837	227,077	225,329	227,395
Diluted	225,991	228,668	226,565	229,222

Dividends declared per share	$0.13	$0.13	$0.39	$0.38

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net earnings attributable to BorgWarner Inc.	$157.4	$166.6	$484.4	$515.9

Other comprehensive loss
Foreign currency translation adjustments	(37.0)	(196.1)	(202.6)	(199.9)
Hedge instruments*	(3.0)	11.9	(1.5)	11.3
Defined benefit postretirement plans*	2.8	2.9	10.8	2.8
Other*	—	—	0.2	(0.1)
Total other comprehensive loss attributable to BorgWarner Inc.	(37.2)	(181.3)	(193.1)	(185.9)

Comprehensive income (loss) attributable to BorgWarner Inc.	120.2	(14.7)	291.3	330.0
Comprehensive loss attributable to the noncontrolling interest	(3.8)	(1.8)	(4.4)	(0.6)
Comprehensive income (loss)	$116.4	$(16.5)	$286.9	$329.4
____________________________________

*	Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2015	2014
OPERATING
Net earnings	$511.0	$540.1
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and tooling amortization	223.3	226.3
Amortization of intangible assets and other	13.0	20.7
Restructuring expense, net of cash paid	19.9	44.2
Gain on previously held equity interest	(10.8)	—
Stock-based compensation expense	30.5	24.1
Deferred income tax provision	26.8	44.8
Equity in affiliates’ earnings, net of dividends received, and other	(8.8)	(10.3)
Net earnings adjusted for non-cash charges to operations	804.9	889.9
Changes in assets and liabilities:
Receivables	(169.5)	(225.7)
Inventories	(44.7)	(50.8)
Prepayments and other current assets	(10.3)	(30.5)
Accounts payable and accrued expenses	(53.3)	74.4
Income taxes payable	13.9	(30.6)
Other non-current assets and liabilities	(70.8)	(80.5)
Net cash provided by operating activities	470.2	546.2

INVESTING
Capital expenditures, including tooling outlays	(418.8)	(397.9)
Payments for businesses acquired, net of cash acquired	(12.6)	(106.4)
Proceeds from asset disposals and other	3.4	3.2
Net cash used in investing activities	(428.0)	(501.1)

FINANCING
Net (decrease) increase in notes payable	(531.0)	369.9
Additions to long-term debt, net of debt issuance costs	1,027.5	107.8
Repayments of long-term debt, including current portion	(22.4)	(422.7)
Payments for purchase of treasury stock	(130.3)	(90.0)
Proceeds from stock options exercised, including the tax benefit	15.1	16.2
Taxes paid on employees' restricted stock award vestings	(13.1)	(23.5)
Dividends paid to BorgWarner stockholders	(87.9)	(86.8)
Dividends paid to noncontrolling stockholders	(18.4)	(20.4)
Net cash provided by (used in) financing activities	239.5	(149.5)
Effect of exchange rate changes on cash	(46.2)	(52.3)
Net increase (decrease) in cash	235.5	(156.7)
Cash at beginning of year	797.8	939.5
Cash at end of period	$1,033.3	$782.8

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$55.8	$37.6
Income taxes, net of refunds	$128.0	$177.3
Non-cash investing transactions
Liabilities assumed from business acquired	$—	$3.2
Non-cash financing transactions
Debt assumed from business acquired	$—	$40.3
See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet as of December 31, 2014 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Gross R&D expenditures	$95.6	$96.1	$282.2	$292.1
Customer reimbursements	(20.4)	(10.8)	(51.5)	(34.7)
Net R&D expenditures	$75.2	$85.3	$230.7	$257.4

The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of annual net R&D expenditures in any of the periods presented.

(3) Other Expense, net

Items included in other expense, net consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Restructuring expense	$9.3	$13.1	$41.3	$67.6
Merger and acquisition expense	3.9	—	3.9	—
Gain on previously held equity interest	—	—	(10.8)	—
Pension settlement	—	2.7	—	2.7
Other income	(0.1)	(3.5)	(1.0)	(8.2)
Other expense, net	$13.1	$12.3	$33.4	$62.1

During the first nine months of 2015 and 2014, the Company recorded restructuring expense of $41.3 million and $67.6 million, respectively. This expense relates to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness, as well as a global realignment plan intended to enhance treasury management flexibility. See the Restructuring footnote to the Condensed Consolidated Financial Statements for further discussion of these expenses.

On July 13, 2015, the Company announced that it had entered into a definitive agreement to acquire Remy International, Inc. ("Remy"). During the third quarter of 2015, the Company incurred $3.9 million of expenses primarily related to this anticipated transaction.

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

At September 30, 2015, the Company's effective tax rate for the first nine months was 30.0%. This rate includes tax benefits of $4.1 million related to restructuring expense as discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements, $4.1 million primarily related to foreign tax incentives and $3.9 million related to tax settlements, partially offset by $5.8 million of tax expense related to a global realignment plan.

At September 30, 2014, the Company's effective tax rate for the first nine months was 29.4%, which includes tax benefits of $11.9 million and $0.9 million related to restructuring expense and the pension plan settlement loss, respectively, discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements.

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

(5) Inventories, net

Inventories are valued at the lower of cost or market. The cost of U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while the operations outside the U.S. use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	September 30,	December 31,
(in millions)	2015	2014
Raw material and supplies	$327.2	$319.5
Work in progress	88.5	89.0
Finished goods	125.3	115.5
FIFO inventories	541.0	524.0
LIFO reserve	(17.9)	(18.3)
Inventories, net	$523.1	$505.7

(6) Property, Plant and Equipment, net

	September 30,	December 31,
(in millions)	2015	2014
Land, land use rights and buildings	$720.5	$784.8
Machinery and equipment	1,910.8	1,940.3
Capital leases	7.1	8.4
Construction in progress	389.1	310.4
Total property, plant and equipment, gross	3,027.5	3,043.9
Less: accumulated depreciation	(987.5)	(1,076.8)
Property, plant and equipment, net, excluding tooling	2,040.0	1,967.1
Tooling, net of amortization	145.2	126.8
Property, plant and equipment, net	$2,185.2	$2,093.9

As of September 30, 2015 and December 31, 2014, accounts payable of $57.4 million and $58.4 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the nine months ended September 30, 2015 and 2014 were $12.4 million and $10.5 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2015	2014
Beginning balance, January 1	$132.0	$72.7
Provisions	14.0	27.7
Acquisition*	(17.1)	64.9
Payments	(39.5)	(32.4)
Translation adjustment	(8.1)	(4.6)
Ending balance, September 30	$81.3	$128.3
____________________________________

*
The 2014 acquisition relates to the Company's 2014 purchase of Gustav Wahler GmbH u. Co. KG and its general partner. In the fourth quarter of 2014, a measurement period adjustment of $42.1 million was made to increase the fair value of the warranty liability at the acquisition date, see Note 7 "Product Warranty" to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for additional details. In the second quarter of 2015, the Company settled a significant warranty claim associated with a product issue that pre-dated the Company's acquisition of Gustav Wahler GmbH u. Co. KG. Including the impact of the reversal of a corresponding receivable, this settlement had an immaterial impact on the Condensed Consolidated Balance Sheet at September 30, 2015 and Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
(in millions)	2015	2014
Accounts payable and accrued expenses	$51.2	$91.9
Other non-current liabilities	30.1	40.1
Total product warranty liability	$81.3	$132.0

(8) Notes Payable and Long-Term Debt

As of September 30, 2015 and December 31, 2014, the Company had short-term and long-term debt outstanding as follows:

	September 30,	December 31,
(in millions)	2015	2014
Short-term debt
Short-term borrowings	$66.6	$601.2

Long-term debt
5.75% Senior notes due 11/01/16 ($150 million par value)	$149.9	$149.8
8.00% Senior notes due 10/01/19 ($134 million par value)	134.0	134.0
4.625% Senior notes due 09/15/20 ($250 million par value)	248.6	248.4
3.375% Senior notes due 03/15/25 ($500 million par value)	499.0	—
7.125% Senior notes due 02/15/29 ($121 million par value)	119.5	119.4
4.375% Senior notes due 03/15/45 ($500 million par value)	498.4	—
Term loan facilities and other	81.3	75.1
Unamortized portion of debt derivatives	11.8	12.1
Total long-term debt	1,742.5	738.8
Less: current portion	8.0	22.5
Long-term debt, net of current portion	$1,734.5	$716.3

The weighted average interest rate on short-term borrowings outstanding as of September 30, 2015 and December 31, 2014 was 2.0% and 0.8%, respectively. The weighted average interest rate on all borrowings outstanding as of September 30, 2015 and December 31, 2014 was 4.6% and 2.9%, respectively.

On March 16, 2015, BorgWarner Inc. issued $500 million in 3.375% senior notes due March 2025 and $500 million in 4.375% senior notes due March 2045. Interest is payable semi-annually in arrears on March 15 and September 15 of each year.

The Company has a $1 billion multi-currency revolving credit facility which includes a feature that allows the Company's borrowings to be increased to $1.25 billion. The facility provides for borrowings through June 30, 2019. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at September 30, 2015 and expects to remain compliant in future periods. At September 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. The Company had no borrowings outstanding under this program at September 30, 2015. At December 31, 2014, the Company had outstanding borrowings of $460.9 million under this program, which is classified in the Condensed Consolidated Balance Sheets in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1 billion.

As of September 30, 2015 and December 31, 2014, the estimated fair values of the Company’s senior unsecured notes totaled $1,697.9 million and $750.3 million, respectively. The estimated fair values were $48.5 million and $98.7 million higher than their carrying value at September 30, 2015 and December 31, 2014, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $32.9 million and $28.3 million at September 30, 2015 and December 31, 2014, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

		Basis of fair value measurements
(in millions)	Balance at September 30, 2015	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$4.1	$—	$4.1	$—	A
Interest rate swap contracts	$2.8	$—	$2.8	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$91.4	$—	$91.4	$—	C
Liabilities:
Foreign currency contracts	$2.5	$—	$2.5	$—	A
Commodity contracts	$0.3	$—	$0.3	$—	A
Net investment hedge contracts	$3.1	$—	$3.1	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2014	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$3.8	$—	$3.8	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$90.4	$—	$90.4	$—	C
Liabilities:
Foreign currency contracts	$2.9	$—	$2.9	$—	A

(10) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At September 30, 2015 and December 31, 2014, the Company had no derivative contracts that contained credit risk related contingent features.

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At September 30, 2015, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged September 30, 2015	Units of measure	Duration
Copper	362.2	Metric Tons	Dec -16

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At September 30, 2015, the following interest rate swaps were outstanding:

	Interest rate swap contracts
(in millions)	Hedge Type	Notional Amount	Duration
Fixed to floating	Fair value	$250.0	Sept - 20
Fixed to floating	Fair value	$134.0	Oct - 19

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with our net investment in certain foreign operations (net investment hedges). Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At September 30, 2015 and December 31, 2014, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency September 30, 2015	Notional in traded currency December 31, 2014	Duration

Chinese yuan	Euro	38.8	—	Dec - 16
Chinese yuan	US dollar	17.0	24.9	Dec - 16
Euro	British pound	1.4	5.7	Dec - 15
Euro	Japanese yen	1,571.7	4,371.8	Dec - 16
Euro	US dollar	33.6	23.5	Dec - 16
Japanese yen	Chinese yuan	23.4	88.6	Dec - 15
Japanese yen	Korean won	1,641.2	6,712.5	Dec - 15
Japanese yen	US dollar	1.0	3.8	Dec - 15
Korean won	Euro	4.7	2.5	Dec - 16
Korean won	Japanese yen	283.0	72.0	Dec - 15
Korean won	US dollar	28.6	22.7	Dec - 16
Mexican peso	US dollar	3.4	22.6	Dec - 15
Swedish krona	Euro	8.0	31.4	Dec - 15
US dollar	Euro	500.0	—	Dec - 15

At September 30, 2015 and December 31, 2014, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(in millions)	Location	September 30, 2015	December 31, 2014	Location	September 30, 2015	December 31, 2014
Foreign currency	Prepayments and other current assets	$3.9	$3.7	Accounts payable and accrued expenses	$2.3	$2.4
	Other non-current assets	$0.2	$0.1	Other non-current liabilities	$0.2	$0.5
Commodity	Prepayments and other current assets	$—	$—	Accounts payable and accrued expenses	$0.3	$—
Interest rate swaps	Other non-current assets	$2.8	$—	Accounts payable and accrued expenses	$—	$—
Net investment hedge	Prepayments and other current assets	$—	$—	Accounts payable and accrued expenses	$3.1	$—

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at September 30, 2015 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2015	December 31, 2014
Foreign currency	$2.5	$1.3	$2.4
Commodity	(0.3)	—	(0.3)
Net investment hedge	(3.6)	0.2	—
Total	$(1.4)	$1.5	$2.1

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(in millions)		Three Months Ended			Three Months Ended
Contract Type	Location	September 30, 2015	September 30, 2014	Location	September 30, 2015	September 30, 2014
Foreign currency	Sales	$(1.3)	$0.7	SG&A expense	$—	$0.1
Foreign currency	Cost of goods sold	$1.8	$0.2	SG&A expense	$—	$(0.1)
Foreign currency	SG&A expense	$—	$(0.2)	SG&A expense	$—	$—
Commodity	Cost of goods sold	$(0.1)	$—	Cost of goods sold	$—	$—
Cross-currency swap	Interest expense	$0.4	$—	Interest expense	$—	$0.4

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(in millions)		Nine Months Ended			Nine Months Ended
Contract Type	Location	September 30, 2015	September 30, 2014	Location	September 30, 2015	September 30, 2014
Foreign currency	Sales	$(1.6)	$2.0	SG&A expense	$(0.4)	$0.2
Foreign currency	Cost of goods sold	$5.6	$(1.6)	SG&A expense	$0.1	$(0.1)
Foreign currency	SG&A expense	$—	$(0.6)	SG&A expense	$—	$—
Commodity	Cost of goods sold	$(0.1)	$—	Cost of goods sold	$—	$—
Cross-currency swap	Interest expense	$0.4	$—	Interest expense	$—	$1.0

At September 30, 2015, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

(11) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2015 range from $25.0 million to $35.0 million, of which $14.4 million has been contributed through the first nine months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans.

In July 2014, the Company discharged certain U.S. pension plan obligations by making lump-sum payments to former employees of the Company. As a result of this action, the Company recorded a settlement loss of $2.7 million in the U.S. pension plan during the third quarter of 2014.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2015		2014
Three Months Ended September 30,	US	Non-US	US	Non-US	2015	2014
Service cost	$—	$3.6	$—	$3.3	$—	$0.1
Interest cost	2.8	3.5	2.9	4.5	1.4	1.6
Expected return on plan assets	(4.3)	(6.1)	(4.4)	(5.3)	—	—
Settlement	—	—	2.7	—	—	—
Amortization of unrecognized prior service benefit	(0.2)	—	(0.2)	—	(1.4)	(1.5)
Amortization of unrecognized loss	1.6	1.6	1.6	1.1	0.8	0.7
Net periodic benefit (income) cost	$(0.1)	$2.6	$2.6	$3.6	$0.8	$0.9

	Pension benefits				Other postretirement employee benefits
(in millions)	2015		2014
Nine Months Ended September 30,	US	Non-US	US	Non-US	2015	2014
Service cost	$—	$11.0	$—	$9.8	$0.1	$0.2
Interest cost	8.3	10.6	9.1	13.8	4.2	5.0
Expected return on plan assets	(12.9)	(18.5)	(13.2)	(16.1)	—	—
Settlement	—	—	2.7	—	—	—
Amortization of unrecognized prior service benefit	(0.6)	—	(0.6)	—	(4.2)	(4.7)
Amortization of unrecognized loss	4.9	5.0	4.9	3.6	2.3	2.0
Net periodic benefit (income) cost	$(0.3)	$8.1	$2.9	$11.1	$2.4	$2.5

(12) Stock-Based Compensation

Under the Company's 2004 Stock Incentive Plan ("2004 Plan"), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods of up to three years and have a term of 10 years from date of grant. At its November 2007 meeting, the Company's Compensation Committee decided that restricted common stock awards and stock units ("restricted stock") would be awarded in place of stock options for long-term incentive award grants to employees. Restricted stock granted to employees primarily vests 50% after two years and the remainder after three years from the date of grant. Restricted stock granted to non-employee directors generally vests on the first anniversary date of the grant. In February 2014, the Company's Board of Directors replaced the expired 2004 Plan by adopting the BorgWarner Inc. 2014 Stock Incentive Plan ("2014 Plan"). On April 30, 2014, the Company's stockholders approved the 2014 Plan. Under the 2014 Plan, 8 million shares are authorized for grant, of which approximately 7.0 million shares are available for future issuance as of September 30, 2015.

Stock options A summary of the Company’s stock option activity for the nine months ended September 30, 2015 is as follows:

	Shares under option (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at December 31, 2014	1,714	$16.11	1.7	$66.5
Exercised	(251)	$14.72
Outstanding and exercisable at March 31, 2015	1,463	$16.35	1.5	$64.6
Exercised	(103)	$14.66
Outstanding and exercisable at June 30, 2015	1,360	$16.48	1.3	$54.9
Exercised	(63)	$14.78
Canceled	(7)	$14.52
Outstanding and exercisable at September 30, 2015	1,290	$16.57	1.2	$32.3

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

The Company recorded restricted stock compensation expense of $6.9 million and $21.1 million for the three and nine months ended September 30, 2015, respectively, and $5.4 million and $15.3 million for the three and nine months ended September 30, 2014, respectively.

A summary of the Company’s nonvested restricted stock for the nine months ended September 30, 2015 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at December 31, 2014	1,266	$43.57
Granted	563	$57.90
Vested	(568)	$38.35
Forfeited	(12)	$45.10
Nonvested at March 31, 2015	1,249	$52.49
Granted	124	$60.97
Vested	(20)	$61.79
Forfeited	(5)	$52.82
Nonvested at June 30, 2015	1,348	$53.15
Forfeited	(5)	$51.11
Nonvested at September 30, 2015	1,343	$53.15

(13) Accumulated Other Comprehensive Loss

The following tables summarize the activity within accumulated other comprehensive loss during the three and nine months ended September 30, 2015 and 2014:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, June 30, 2015	$(326.3)	$3.2	$(219.3)	$2.9	$(539.5)
Comprehensive income (loss) before reclassifications	(37.0)	(3.8)	1.4	—	(39.4)
Income taxes associated with comprehensive income (loss) before reclassifications	—	1.4	(0.2)	—	1.2
Reclassification from accumulated other comprehensive loss	—	(0.8)	2.4	—	1.6
Income taxes reclassified into net earnings	—	0.2	(0.8)	—	(0.6)
Ending balance, September 30, 2015	$(363.3)	$0.2	$(216.5)	$2.9	$(576.7)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, June 30, 2014	$177.3	$(16.6)	$(181.6)	$2.3	$(18.6)
Comprehensive income (loss) before reclassifications	(196.1)	19.5	—	—	(176.6)
Income taxes associated with comprehensive income (loss) before reclassifications	—	(7.1)	—	—	(7.1)
Reclassification from accumulated other comprehensive loss	—	(0.7)	4.4	—	3.7
Income taxes reclassified into net earnings	—	0.2	(1.5)	—	(1.3)
Ending balance, September 30, 2014	$(18.8)	$(4.7)	$(178.7)	$2.3	$(199.9)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, December 31, 2014	$(160.7)	$1.7	$(227.3)	$2.7	$(383.6)
Comprehensive income (loss) before reclassifications	(202.6)	1.4	8.0	0.2	(193.0)
Income taxes associated with comprehensive income (loss) before reclassifications	—	0.1	(2.4)	—	(2.3)
Reclassification from accumulated other comprehensive loss	—	(4.3)	7.4	—	3.1
Income taxes reclassified into net earnings	—	1.3	(2.2)	—	(0.9)
Ending balance, September 30, 2015	$(363.3)	$0.2	$(216.5)	$2.9	$(576.7)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, December 31, 2013	$181.1	$(16.0)	$(181.5)	$2.4	$(14.0)
Comprehensive income (loss) before reclassifications	(199.9)	16.7	—	(0.1)	(183.3)
Income taxes associated with comprehensive income (loss) before reclassifications	—	(5.7)	—	—	(5.7)
Reclassification from accumulated other comprehensive loss	—	0.2	5.2	—	5.4
Income taxes reclassified into net earnings	—	0.1	(2.4)	—	(2.3)
Ending balance, September 30, 2014	$(18.8)	$(4.7)	$(178.7)	$2.3	$(199.9)

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 26 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $4.9 million and $6.2 million at September 30, 2015 and at December 31, 2014, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation (“Kuhlman Electric”), the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. The Company previously settled or obtained dismissals of various lawsuits that were filed against Kuhlman Electric and others, including the Company, on behalf of plaintiffs alleging personal injury relating to alleged environmental contamination at its Crystal Springs, Mississippi plant. The Company filed a lawsuit against Kuhlman Electric and a related entity challenging the validity of the indemnity and the defendants filed counterclaims (the “Indemnity Action”) and a related lawsuit. On September 28, 2015, the parties entered into a confidential settlement agreement that, among other things, released and terminated all of BorgWarner’s indemnity obligations. Pursuant to the settlement agreement, the parties voluntarily dismissed the Indemnity Action on September 29, 2015 and the related lawsuit was dismissed on October 13, 2015. The Company continues to pursue insurance coverage actions for reimbursement of amounts it spent under the indemnity. The Company may in the future become subject to further legal proceedings.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of September 30, 2015 and December 31, 2014, the Company had approximately 11,700 and 13,300 pending asbestos-related product liability claims, respectively. The decrease in the pending claims is primarily a result of the Company's continued efforts to obtain dismissal of dormant claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The nature of the historical product being encapsulated and the lifecycle of the product allow the Company to aggressively defend against these lawsuits. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first nine months of 2015, of the approximately 3,200 claims resolved, 262 (8%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2014, of the approximately 6,500 claims resolved, 397 (6%) resulted in payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were paid by the Company's primary layer insurance carriers under a series of interim funding arrangements. In addition to the primary insurance available for asbestos-related claims, the Company has excess insurance coverage available for potential future asbestos-related product claims. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits.

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies against the Company and certain of its historical general liability insurers. The court has issued a number of interim rulings and discovery is continuing. The Company has entered into settlement agreements with some of its insurance carriers, resolving their coverage disputes by agreeing to pay specified amounts to the Company. This includes a settlement with a carrier that occurred in the third quarter of 2015. The Company is vigorously pursuing the litigation against the remaining insurers.

In August 2013, the Los Angeles Superior Court entered a jury verdict against the Company in an asbestos-related personal injury action with damages of $35.0 million, of which $32.5 million were punitive and would not be recoverable through insurance. In July 2015, the Court of Appeal for the State of California issued a verdict striking the $32.5 million in punitive damages assessed by the Los Angeles Superior Court, that decision was appealed. In October 2015, the appeal was denied by the California Supreme Court.

To date, the Company has paid and accrued $378.6 million in defense and indemnity costs in advance of insurers' reimbursement and has received $228.4 million in cash and notes from insurers. The net balance of $150.2 million is expected to be fully recovered. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2014, insurers owed $141.9 million in association with these claims.

In addition to the $150.2 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $111.9 million for claims asserted, but not yet resolved and their related defense costs at September 30, 2015. The Company also has a related asset of $111.9 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which is expected to occur subsequent to September 30, 2016. At December 31, 2014, the comparable value of the accrued liability and associated insurance asset was $111.8 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	September 30,	December 31,
(in millions)	2015	2014
Assets:
Other non-current assets	$111.9	$111.8
Total insurance assets	$111.9	$111.8
Liabilities:
Accounts payable and accrued expenses	$48.6	$47.4
Other non-current liabilities	63.3	64.4
Total accrued liabilities	$111.9	$111.8

The Company believes that its ultimate liability (i.e., the total of its indemnity or other claim dispositions plus legal related fees) cannot be reasonably estimated at this time in excess of amounts accrued. The Company's ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the magnitude and timing of co-defendant bankruptcy trust payments, the inherent uncertainty of future disease incidence and claiming patterns against the Company, and the impact of tort reform legislation that may be enacted at the state or federal levels. The Company’s ability to reasonably estimate its liability for asbestos-related claims may also be affected in the future by the new discovery of facts; changes in litigation; the impact of any possible tort reform; changes in assumptions regarding the number and nature of asbestos-related claims, including the total population claiming exposure; the amounts of any judgments over time; and changes in settlement/defense strategies. The Company reviews factors relevant to asbestos-related claims that have been, or may in the future, be asserted against it on an ongoing basis.

(15) Restructuring

In the fourth quarter of 2013, the Company initiated actions primarily in the Drivetrain segment designed to improve future profitability and competitiveness. As a continuation of these actions, in 2014, the Company finalized severance agreements with two labor unions at separate facilities in Western Europe for approximately 350 employees. The Company recorded restructuring expense related to these facilities of $3.5 million and $18.7 million for the three and nine months ended September 30, 2015, respectively, and $7.4 million and $52.2 million for the three and nine months ended September 30, 2014, respectively. Included in this restructuring expense are employee termination benefits of $0.4 million and $13.6 million for the three and nine months ended September 30, 2015, respectively, and $5.3 million and $43.8 million for the three and nine months ended September 30, 2014, respectively. Also included is other restructuring expense of $3.1 million and $5.1 million for the three and nine months ended September 30, 2015, respectively, and $2.1 million and $8.4 million for the three and nine months ended September 30, 2014 respectively.

The Company expects negligible restructuring expense related to employee termination benefits to be incurred in the remainder of 2015 related to these actions. Cash payments for these restructuring activities are expected to be complete by the end of 2015.

In the second quarter of 2014, the Company initiated actions to improve the future profitability and competitiveness of Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler"). The Company recorded restructuring expense related to Wahler of $2.4 million and $5.0 million for the three and nine months ended September 30, 2015, respectively, and $2.2 million and $5.3 million in the three and nine months ended September 30, 2014, respectively. These restructuring expenses are primarily related to employee termination benefits. These termination benefits relate to approximately 40 employees in Germany in 2015 and 80 employees in Germany, Brazil and China in 2014.

The Company recorded restructuring expense of $3.0 million and $15.1 million for the three and nine months ended September 30, 2015, respectively, and $3.5 million and $6.6 million for the three and nine months ended September 30, 2014, respectively, related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy.

On July 1, 2015, the Company completed a structural optimization process involving BorgWarner Morse TEC LLC f/k/a BorgWarner Morse TEC Inc. (“Morse TEC”), a Delaware limited liability company wholly owned by BorgWarner Inc. As part of that process, (i) Morse TEC's Mexican subsidiary redeemed the variable capital stock held by Morse TEC for cash, which was thereafter distributed by Morse TEC to BorgWarner Inc., and Morse TEC sold the fixed capital stock of that Mexican subsidiary held by Morse TEC to a wholly-owned U.S. subsidiary of BorgWarner Inc. for cash; (ii) Morse TEC sold the stock of its Indian subsidiary to a wholly-owned Luxembourg subsidiary of BorgWarner Inc. in exchange for the cancellation of debt owed by Morse TEC to that Luxembourg subsidiary; (iii) Morse TEC sold certain of its operating assets to BorgWarner Ithaca LLC, a Delaware limited liability company wholly-owned by BorgWarner Inc., in exchange for cash and certain intercompany notes, one of which was subsequently distributed to BorgWarner Inc.; (iv) Morse TEC distributed the stock of the U.S. holding company for its Japanese and Korean subsidiaries to BorgWarner Inc.; and (v) Morse TEC retained the stock of its Canadian subsidiary, certain additional assets, and insurance and related accounts receivable and other assets.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

The following tables display a rollforward of the severance accruals recorded within the Company's Condensed Consolidated Balance Sheet and the related cash flow activity for the three and nine months ended September 30, 2015 and 2014:

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2014	$41.9	$2.0	$43.9
Provision	7.4	0.4	7.8
Cash payments	(10.7)	(0.9)	(11.6)
Translation adjustment	(4.7)	(0.2)	(4.9)
Balance at March 31, 2015	$33.9	$1.3	$35.2
Provision	6.8	2.6	9.4
Cash payments	(25.9)	(1.7)	(27.6)
Translation adjustment	1.3	—	1.3
Balance at June 30, 2015	$16.1	$2.2	$18.3
Provision	0.4	2.8	3.2
Cash payments	(6.1)	(3.5)	(9.6)
Translation adjustment	0.1	—	0.1
Balance at September 30, 2015	$10.5	$1.5	$12.0

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2013	$8.4	$2.9	$11.3
Provision	32.1	0.7	32.8
Cash payments	(1.2)	(1.7)	(2.9)
Balance at March 31, 2014	$39.3	$1.9	$41.2
Provision	6.4	3.6	10.0
Cash payments	(2.7)	(3.9)	(6.6)
Translation adjustment	(0.2)	—	(0.2)
Balance at June 30, 2014	$42.8	$1.6	$44.4
Provision	5.3	2.2	7.5
Cash payments	(1.1)	(1.4)	(2.5)
Translation adjustment	(3.2)	(0.2)	(3.4)
Balance at September 30, 2014	$43.8	$2.2	$46.0

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

Options are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$157.4	$166.6	$484.4	$515.9
Weighted average shares of common stock outstanding	224.837	227.077	225.329	227.395
Basic earnings per share of common stock	$0.70	$0.73	$2.15	$2.27

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$157.4	$166.6	$484.4	$515.9

Weighted average shares of common stock outstanding	224.837	227.077	225.329	227.395

Effect of stock-based compensation	1.154	1.591	1.236	1.827

Weighted average shares of common stock outstanding including dilutive shares	225.991	228.668	226.565	229.222
Diluted earnings per share of common stock	$0.70	$0.73	$2.14	$2.25

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

Net Sales by Reporting Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Engine	$1,308.9	$1,412.4	$4,102.8	$4,322.0
Drivetrain	583.7	627.0	1,821.8	2,016.4
Inter-segment eliminations	(8.6)	(7.3)	(24.5)	(25.2)
Net sales	$1,884.0	$2,032.1	$5,900.1	$6,313.2

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Engine	$211.9	$222.6	$670.3	$696.0
Drivetrain	70.3	68.0	213.4	237.6
Adjusted EBIT	282.2	290.6	883.7	933.6
Restructuring expense	9.3	13.1	41.3	67.6
Merger and acquisition expense	3.9	—	3.9	—
Gain on previously held equity interest	—	—	(10.8)	—
Pension settlement	—	2.7	—	2.7
Corporate, including equity in affiliates' earnings and stock-based compensation	23.2	22.3	81.8	76.0
Interest income	(2.0)	(1.4)	(5.3)	(4.3)
Interest expense and finance charges	15.0	9.0	42.6	26.2
Earnings before income taxes and noncontrolling interest	232.8	244.9	730.2	765.4
Provision for income taxes	66.9	71.9	219.2	225.3
Net earnings	165.9	173.0	511.0	540.1
Net earnings attributable to the noncontrolling interest, net of tax	8.5	6.4	26.6	24.2
Net earnings attributable to BorgWarner Inc.	$157.4	$166.6	$484.4	$515.9

Total Assets

(in millions)	September 30, 2015	December 31, 2014
Engine	$4,032.2	$3,936.2
Drivetrain	1,880.4	1,783.5
Total	5,912.6	5,719.7
Corporate *	1,774.5	1,508.3
Total assets	$7,687.1	$7,228.0
____________________________________
*    Corporate assets include investments and other long-term receivables and deferred income taxes.

(18) Recent Transactions

Remy International, Inc.

On July 13, 2015, the Company announced that it had entered into a definitive agreement to acquire Remy for $29.50 per share in cash, which implies an enterprise value of Remy of approximately $1.2 billion. Remy is a global market leading producer of rotating electrical components with key technologies and operations in 10 countries.  This acquisition is expected to strengthen the Company’s position in the rapidly developing powertrain electrification trend.  As of December 31, 2014, Remy employed approximately 6,600 people and, for the fiscal year, generated net sales of approximately $1.2 billion.  The transaction is expected to close in the fourth quarter of 2015 subject to certain customary terms and conditions, including a regulatory clearance.

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

In connection with the acquisition, the Company capitalized $24.9 million for customer relationships, $10.2 million for know-how, $4.1 million for patented technology and $3.5 million for the Wahler trade name. These intangible assets will be amortized over a period of 5 to 15 years. The income approach was used to determine the fair value of all intangible assets. Additionally, $56.9 million in goodwill is non-deductible for tax purposes.

(19) New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." Under this guidance, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." Under this guidance, debt issuance costs associated with line-of-credit arrangements would be deferred as an asset and amortized ratably over the term, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory."  Under this guidance, inventory should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." Under this guidance, investments measured at net asset value, as a practical expedient for fair value, are excluded from the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of September 30, 2015 this guidance would result in the reduction of assets and liabilities by approximately $12 million.

In May 2014, the FASB amended the Accounting Standards Codification to add Topic 606, "Revenue from Contracts with Customers," outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseding most current revenue recognition guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Net sales for the three months ended September 30, 2015 totaled $1,884.0 million, a 7.3% decrease from the three months ended September 30, 2014. Excluding the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 3%.

Cost of sales as a percentage of net sales decreased to 78.9% in the three months ended September 30, 2015 from 79.1% in the three months ended September 30, 2014. Gross profit and gross margin were $398.2 million and 21.1% in the three months ended September 30, 2015 compared to $424.5 million and 20.9% in the three months ended September 30, 2014. The Company's material cost of sales was 50% to 55% of net sales in both the three months ended September 30, 2015 and 2014.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2015 decreased $26.5 million to $148.0 million from $174.5 million as compared to the three months ended September 30, 2014. SG&A as a percentage of net sales was 7.9% for the three months ended September 30, 2015 down from 8.6% in the three months ended September 30, 2014. Research and development ("R&D") expenses, which are included in SG&A expenses, decreased $10.1 million to $75.2 million from $85.3 million as compared to the three months ended September 30, 2014. As a percentage of net sales, R&D expenses were 4.0% and 4.2% in the three months ended September 30, 2015 and 2014, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense, net of $13.1 million and $12.3 million for the three months ended September 30, 2015 and 2014, respectively, relates to $9.3 million and $13.1 million, respectively, of restructuring expense associated with both the Drivetrain and Engine segments and a global realignment plan. The Drivetrain segment charges mostly represent a continuation of expenses associated with the first quarter 2014 finalization of severance agreements with two labor unions at separate facilities in Western Europe for approximately 350 employees. The Engine segment charges mainly relate to the 2014 restructuring of the Wahler acquisition. Both the Drivetrain and Engine restructuring actions are designed to improve the future profitability and competitiveness of each segment. The Company estimates that additional restructuring expense of approximately $9 million will be incurred related to the Drivetrain segment. Additionally, approximately $11 million will be incurred over the next year related to the Engine segment restructuring.

Included in the restructuring amounts above are $3.0 million and $3.5 million for the three months ended September 30, 2015 and 2014, respectively, related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy. Other expense, net for the three months ended September 30, 2015 also includes $3.9 million for merger and acquisition expenses primarily related to Remy International, Inc. ("Remy"). Additionally, the three months ended September 30, 2014 included a pension plan settlement loss of $2.7 million related to lump-sum payments made to former employees of the Company to discharge its obligation under the plan.

Equity in affiliates’ earnings of $8.7 million decreased $6.1 million as compared with the three months ended September 30, 2014 primarily due to lower earnings from the Company's 50% interest in NSK-Warner, predominantly driven by lower sales in China.

Interest expense and finance charges of $15.0 million increased $6.0 million as compared with the three months ended September 30, 2014 primarily due to the Company's March 2015 issuances of senior notes.

At September 30, 2015, the Company's effective tax rate for the first nine months was 30.0%. This rate includes tax benefits of $4.1 million related to restructuring expense as discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements, $4.1 million primarily related to foreign tax incentives and $3.9 million related to tax settlements, partially offset by $5.8 million of tax expense related to a global realignment plan. Excluding the impact of these non-comparable items, the Company has estimated its annual effective tax rate associated with ongoing operations to be approximately 29.5% for the year ending December 31, 2015.

At September 30, 2014, the Company's effective tax rate for the first nine months was 29.4%, which includes tax benefits of $11.9 million and $0.9 million related to restructuring expense and the pension plan settlement loss, respectively, discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements. Excluding the impact of this non-comparable item, the Company had estimated its annual effective tax rate associated with ongoing operations to be approximately 28.5% for the year ending December 31, 2014.

The Company’s earnings per diluted share were $0.70 and $0.73 for the three months ended September 30, 2015 and 2014, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Non-comparable items:
Restructuring expense	$(0.04)	$(0.05)
Merger and acquisition expense	(0.02)	—
Tax adjustments	0.02	—
Pension settlement	—	(0.01)
Total impact of non-comparable items per share — diluted	$(0.04)	$(0.06)

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Net sales for the nine months ended September 30, 2015 totaled $5,900.1 million, a 6.5% decrease from the nine months ended September 30, 2014. Excluding the impact of weakening foreign currencies, primarily the Euro, the 2014 acquisition of Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler") and the 2015 acquisition of BERU Diesel Start Systems Pvt. Ltd. ("BERU Diesel"), net sales increased approximately 4%.

Cost of sales as a percentage of net sales was flat at 78.7% in the nine months ended September 30, 2015 and September 30, 2014. Gross profit and gross margin were $1,256.2 million and 21.3% in the nine months ended September 30, 2015 compared to $1,343.1 million and 21.3% in the nine months ended September 30, 2014. The Company's material cost of sales was 50% to 55% of net sales in both the nine months ended September 30, 2015 and 2014.

SG&A expenses for the nine months ended September 30, 2015 decreased $45.9 million to $483.6 million from $529.5 million as compared to the nine months ended September 30, 2014. SG&A as a percentage of net sales was 8.2% for the nine months ended September 30, 2015, down from 8.4% for the nine months ended September 30, 2014. R&D expenses, which are included in SG&A expenses, decreased $26.7 million to $230.7 million from $257.4 million as compared to the nine months ended September 30, 2014. As a percentage of net sales, R&D expenses were 3.9% and 4.1% in the nine months ended September 30, 2015 and 2014, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense, net of $33.4 million and $62.1 million for the nine months ended September 30, 2015 and 2014, respectively, relates to $41.3 million and $67.6 million of restructuring expense associated with both the Drivetrain and Engine segments and a global realignment plan. The Drivetrain segment charges mostly represent a continuation of expenses associated with the first quarter 2014 finalization of severance agreements with two labor unions at separate facilities in Western Europe for approximately 350 employees. The Engine segment charges mainly relate to the 2014 restructuring of the Wahler acquisition. Both the Drivetrain and Engine restructuring actions are designed to improve the future profitability and competitiveness of each segment. The Company estimates that additional restructuring expense of approximately $9 million will be incurred related to the Drivetrain segment. Additionally, approximately $11 million will be incurred over the next year related to the Engine segment restructuring. Included in the restructuring amounts above are $15.1 million and $6.6 million for the nine months ended September 30, 2015 and 2014, respectively, related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy. The Company also recorded a $10.8 million gain on the previously held equity interest in BERU Diesel as a result of the first quarter 2015 acquisition. Other expense, net for the three months ended September 30, 2015 also includes $3.9 million for merger and acquisition expenses primarily related to Remy. Additionally, the nine months ended September 30, 2014 also included a pension plan settlement loss of $2.7 million related to lump-sum payments made to former employees of the Company to discharge its obligation under the plan.

Equity in affiliates’ earnings of $28.3 million decreased $7.5 million as compared with the nine months ended September 30, 2014 primarily due to lower earnings from the Company's 50% interest in NSK-Warner, predominantly driven by lower sales in China.

Interest expense and finance charges of $42.6 million increased $16.4 million as compared with the nine months ended September 30, 2014 primarily due to the Company's March 2015 issuances of senior notes.

At September 30, 2015, the Company's effective tax rate for the first nine months was 30.0%. This rate includes tax benefits of $4.1 million related to restructuring expense as discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements, $4.1 million primarily related to foreign tax incentives and $3.9 million related to tax settlements, partially offset by $5.8 million of tax expense related to a global realignment plan. Excluding the impact of these non-comparable items, the Company has estimated its annual effective tax rate associated with ongoing operations to be approximately 29.5% for the year ending December 31, 2015.

At September 30, 2014, the Company's effective tax rate for the first nine months was 29.4%, which includes tax benefits of $11.9 million and $0.9 million related to restructuring expense and the pension plan settlement loss, respectively, discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements. Excluding the impact of this non-comparable item, the Company had estimated its annual effective tax rate associated with ongoing operations to be approximately 28.5% for the year ending December 31, 2014.

The Company’s earnings per diluted share were $2.14 and $2.25 for the nine months ended September 30, 2015 and 2014, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Non-comparable items:
Restructuring expense	$(0.16)	$(0.24)
Gain on previously held equity interest	0.05	—
Merger and acquisition expense	(0.02)	—
Tax adjustments	0.01	—
Pension settlement	—	(0.01)
Total impact of non-comparable items per share — diluted	$(0.12)	$(0.25)

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

Net Sales by Reporting Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Engine	$1,308.9	$1,412.4	$4,102.8	$4,322.0
Drivetrain	583.7	627.0	1,821.8	2,016.4
Inter-segment eliminations	(8.6)	(7.3)	(24.5)	(25.2)
Net sales	$1,884.0	$2,032.1	$5,900.1	$6,313.2

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Engine	$211.9	$222.6	$670.3	$696.0
Drivetrain	70.3	68.0	213.4	237.6
Adjusted EBIT	282.2	290.6	883.7	933.6
Restructuring expense	9.3	13.1	41.3	67.6
Merger and acquisition expense	3.9	—	3.9	—
Gain on previously held equity interest	—	—	(10.8)	—
Pension settlement	—	2.7	—	2.7
Corporate, including equity in affiliates' earnings and stock-based compensation	23.2	22.3	81.8	76.0
Interest income	(2.0)	(1.4)	(5.3)	(4.3)
Interest expense and finance charges	15.0	9.0	42.6	26.2
Earnings before income taxes and noncontrolling interest	232.8	244.9	730.2	765.4
Provision for income taxes	66.9	71.9	219.2	225.3
Net earnings	165.9	173.0	511.0	540.1
Net earnings attributable to the noncontrolling interest, net of tax	8.5	6.4	26.6	24.2
Net earnings attributable to BorgWarner Inc.	$157.4	$166.6	$484.4	$515.9

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

The Engine segment net sales decreased $103.5 million, or 7.3%, from the three months ended September 30, 2014. Excluding the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 4% from the three months ended September 30, 2014, primarily due to higher sales of light vehicle turbochargers, partially offset by weak market conditions in China and weak commercial vehicle markets around the world. The Engine segment Adjusted EBIT margin was 16.2% in the three months ended September 30, 2015 up from 15.8% in the three months ended September 30, 2014.

The Drivetrain segment net sales decreased $43.3 million, or 6.9%, from the three months ended September 30, 2014. Excluding the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 2% from the three months ended September 30, 2014, primarily due to higher sales of all-wheel drive systems in North America, partially offset by weak market conditions in China. The Drivetrain segment Adjusted EBIT margin was 12.0% in the three months ended September 30, 2015 up from 10.8% in the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

The Engine segment net sales decreased $219.2 million, or 5.1%, from the nine months ended September 30, 2014. Excluding the impact of weakening foreign currencies, primarily the Euro, the 2014 Wahler acquisition and the 2015 BERU Diesel acquisition, net sales increased approximately 6% from the nine months ended September 30, 2014, primarily due to higher sales of light vehicle turbochargers, partially offset by weak market conditions in China and weak commercial vehicle markets around the world. The Engine segment Adjusted EBIT margin was 16.3% in the nine months ended September 30, 2015 up from 16.1% in the nine months ended September 30, 2014.

The Drivetrain segment net sales decreased $194.6 million, or 9.7%, from the nine months ended September 30, 2014. Excluding the impact of weakening foreign currencies, primarily the Euro, net sales decreased approximately 2% from the nine months ended September 30, 2014, primarily due to lower sales of all-wheel drive systems. The Drivetrain segment Adjusted EBIT margin was 11.7% in the nine months ended September 30, 2015 down slightly from 11.8% in the nine months ended September 30, 2014.

Outlook for 2015

Our overall outlook for 2015 is cautious. The Company expects weak global production growth, but moderate net new business-related sales growth in 2015 due to rapid adoption of BorgWarner products around the world, partially offset by a stronger U.S. dollar, which would reduce the U.S. dollar value of its foreign currency-denominated sales.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At September 30, 2015, the Company had $1,033.3 million of cash, of which $673.1 million of cash is held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to, debt service, share repurchases, dividend distributions and other corporate expenses.

On March 16, 2015, BorgWarner Inc. issued $500 million in 3.375% senior notes due March 2025 and $500 million in 4.375% senior notes due March 2045. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The Company intends to use the net proceeds from this offering for general corporate purposes, including, but not limited to, repurchasing shares of the Company's common stock pursuant to our previously announced $1 billion share repurchase program and repaying U.S. short-term debt. These senior notes are not guaranteed by any of BorgWarner Inc.'s subsidiaries.

The Company has a $1 billion multi-currency revolving credit facility which includes a feature that allows the Company's borrowings to be increased to $1.25 billion. The facility provides for borrowings through June 30, 2019. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at September 30, 2015 and expects to remain compliant in future periods. At September 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. The Company had no borrowings outstanding under this program at September 30, 2015. At December 31, 2014, the Company had outstanding borrowings of $460.9 million under this program, which is classified in the Condensed Consolidated Balance Sheets in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1 billion.

In addition to the credit facility, the Company's universal shelf registration has an unlimited amount of various debt and equity instruments that could be issued.

On February 11, 2015, April 29, 2015 and July 29, 2015, the Company’s Board of Directors declared quarterly cash dividends of $0.13 per share of common stock. These dividends were paid in the nine months ended September 30, 2015.

The Company's net debt to net capital ratio was 17.0% at September 30, 2015 versus 12.8% at December 31, 2014.

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

Net cash provided by operating activities decreased $76.0 million to $470.2 million in the first nine months of 2015 from $546.2 million in the first nine months of 2014. The $76.0 million decrease primarily reflects lower net earnings adjusted for non-cash charges to operations, partially offset by improved working capital.

Net cash used in investing activities decreased $73.1 million to $428.0 million in the first nine months of 2015 from $501.1 million in the first nine months of 2014. This decrease is primarily due to the 2014 $106.4 million acquisition of Wahler, partially offset by the 2015 acquisition of BERU Diesel, and higher capital expenditures, including tooling outlays.

Net cash provided by financing activities was $239.5 million in the first nine months of 2015 compared to net cash used in financing activities of $149.5 million in the first nine months of 2014. This increase is primarily driven by the $1 billion issuance of senior notes in March 2015, partially offset by the decrease in notes payable and treasury stock purchases.

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 26 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $4.9 million and $6.2 million at September 30, 2015 and at December 31, 2014, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation (“Kuhlman Electric”), the Company agreed to indemnify the buyer and Kuhlman Electric for certain environmental liabilities, then unknown to the Company, relating to certain operations of Kuhlman Electric that pre-date the Company's 1999 acquisition of Kuhlman Electric. The Company previously settled or obtained dismissals of various lawsuits that were filed against Kuhlman Electric and others, including the Company, on behalf of plaintiffs alleging personal injury relating to alleged environmental contamination at its Crystal Springs, Mississippi plant. The Company filed a lawsuit against Kuhlman Electric and a related entity challenging the validity of the indemnity and the defendants filed counterclaims (the “Indemnity Action”) and a related lawsuit. On September 28, 2015, the parties entered into a confidential settlement agreement that, among other things, released and terminated all of BorgWarner’s indemnity obligations. Pursuant to the settlement agreement, the parties voluntarily dismissed the Indemnity Action on September 29, 2015 and the related lawsuit was dismissed on October 13, 2015. The Company continues to pursue insurance coverage actions for reimbursement of amounts it spent under the indemnity. The Company may in the future become subject to further legal proceedings.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of September 30, 2015 and December 31, 2014, the Company had approximately 11,700 and 13,300 pending asbestos-related product liability claims, respectively. The decrease in the pending claims is primarily a result of the Company's continued efforts to obtain dismissal of dormant claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The nature of the historical product being encapsulated and the lifecycle of the product allow the Company to aggressively defend against these lawsuits. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the first nine months of 2015, of the approximately 3,200 claims resolved, 262 (8%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2014, of the approximately 6,500 claims resolved, 397 (6%) resulted in payment being made to a claimant by or on behalf of the Company.

Prior to June 2004, the settlement and defense costs associated with all claims were paid by the Company's primary layer insurance carriers under a series of interim funding arrangements. In addition to the primary insurance available for asbestos-related claims, the Company has excess insurance coverage available for potential future asbestos-related product claims. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits.

A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies against the Company and certain of its historical general liability insurers. The court has issued a number of interim rulings and discovery is continuing. The Company has entered into settlement agreements with some of its insurance carriers, resolving their coverage disputes by agreeing to pay specified amounts to the Company. This includes a settlement with a carrier that occurred in the third quarter of 2015. The Company is vigorously pursuing the litigation against the remaining insurers.

In August 2013, the Los Angeles Superior Court entered a jury verdict against the Company in an asbestos-related personal injury action with damages of $35.0 million, of which $32.5 million were punitive and would not be recoverable through insurance. In July 2015, the Court of Appeal for the State of California issued a verdict striking the $32.5 million in punitive damages assessed by the Los Angeles Superior Court, that decision was appealed. In October 2015, the appeal was denied by the California Supreme Court.

To date, the Company has paid and accrued $378.6 million in defense and indemnity costs in advance of insurers' reimbursement and has received $228.4 million in cash and notes from insurers. The net balance of $150.2 million is expected to be fully recovered. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2014, insurers owed $141.9 million in association with these claims.

In addition to the $150.2 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $111.9 million for claims asserted, but not yet resolved and their related defense costs at September 30, 2015. The Company also has a related asset of $111.9 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which is expected to occur subsequent to September 30, 2016. At December 31, 2014, the comparable value of the accrued liability and associated insurance asset was $111.8 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(in millions)	September 30, 2015	December 31, 2014
Assets:
Other non-current assets	$111.9	$111.8
Total insurance assets	$111.9	$111.8
Liabilities:
Accounts payable and accrued expenses	$48.6	$47.4
Other non-current liabilities	63.3	64.4
Total accrued liabilities	$111.9	$111.8

The Company believes that its ultimate liability (i.e., the total of its indemnity or other claim dispositions plus legal related fees) cannot be reasonably estimated at this time in excess of amounts accrued. The Company's ability to reasonably estimate its liability has been significantly affected by, among other factors, the volatility of asbestos-related litigation in the United States, the significant number of co-defendants that have filed for bankruptcy, the magnitude and timing of co-defendant bankruptcy trust payments, the inherent uncertainty of future disease incidence and claiming patterns against the Company, and the impact of tort reform legislation that may be enacted at the state or federal levels. The Company’s ability to reasonably estimate its liability for asbestos-related claims may also be affected in the future by the new discovery of facts; changes in litigation; the impact of any possible tort reform; changes in assumptions regarding the number and nature of asbestos-related claims, including the total population claiming exposure; the amounts of any judgments over time; and changes in settlement/defense strategies. The Company reviews factors relevant to asbestos-related claims that have been, or may in the future, be asserted against it on an ongoing basis.

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." Under this guidance, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." Under this guidance, debt issuance costs associated with line-of-credit arrangements would be deferred as an asset and amortized ratably over the term, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory."  Under this guidance, inventory should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." Under this guidance, investments measured at net asset value, as a practical expedient for fair value, are excluded from the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of September 30, 2015 this guidance would result in the reduction of assets and liabilities by approximately $12 million.

In May 2014, the FASB amended the Accounting Standards Codification to add Topic 606, "Revenue from Contracts with Customers," outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseding most current revenue recognition guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.

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

The foreign currency translation adjustment losses of $37.0 million and $202.6 million for the three and nine months ended September 30, 2015, respectively, and losses of $196.1 million and $199.9 million for the three and nine months ended September 30, 2014, respectively, contained within our Condensed Consolidated Statements of Comprehensive Income (Loss) represent the foreign currency translational impacts of converting our non-U.S. dollar subsidiaries financial statements to the Company’s reporting currency (U.S. Dollar). The first nine months of 2015 foreign currency translation adjustment loss was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 8% in relation to the Euro between December 31, 2014 and September 30, 2015. This 8% change in the Euro increased other comprehensive loss by approximately $160 million in the first nine months of 2015. The foreign currency translation adjustment loss of $37.0 million for the three months ended September 30, 2015 was primarily due to the impact of a strengthening U.S dollar in relation to multiple foreign currencies.

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

In February 2015, the Company's Board of Directors authorized the purchase of up to $1.0 billion of the Company's common stock over three years. The Company's Board of Directors has authorized the purchase of up to 69.6 million shares of the Company's common stock in the aggregate. As of September 30, 2015, the Company had repurchased 53,678,883 shares in the aggregate under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2015:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month Ended July 31, 2015
Common Stock Repurchase Program	—	$—	—	17,560,117
Employee transactions	38	$58.81	—
Month Ended August 31, 2015
Common Stock Repurchase Program	800,000	$46.09	800,000	16,760,117
Employee transactions	—	$—	—
Month Ended September 30, 2015
Common Stock Repurchase Program	839,000	$42.12	839,000	15,921,117
Employee transactions	—	$—	—

Item 6.	Exhibits

Exhibit 2.1
Agreement and Plan of Merger, dated as of July 12, 2015, by and among the Company, Band Merger Sub, Inc. and Remy International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 14, 2015).

Exhibit 10.1
Form of Second Amended and Restated Credit Agreement dated as of June 30, 2014, among the Company, as borrower, the Administrative Agent named therein, and the Lenders that are parties thereto, as amended through October 27, 2015.*

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

Date: October 29, 2015