Form 10-K
period 2015-12-31
BORGWARNER INC
filed 2016-02-11
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K
ANNUAL REPORT

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the fiscal year ended December 31, 2015
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
  Yes  ☐    No  ☑
The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2015 (the last business day of the most recently completed second fiscal quarter) was approximately $12.8 billion.

As of February 5, 2016, the registrant had 218,638,591 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the BorgWarner Inc. Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III

BORGWARNER INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2015

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control. Such risks and uncertainties include: the failure to receive the anticipated benefits from BorgWarner’s acquisition of Remy International Inc. ("Remy"), the possibility that the parties may be unable to successfully integrate Remy’s operations with those of BorgWarner, that such integration may be more difficult, time-consuming or costly than expected, revenues following the transaction may be lower than expected, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, or suppliers) may be greater than expected following the transaction; the retention of key employees at Remy may not be achieved, fluctuations in domestic or foreign vehicle production; the continued use by original equipment manufacturers of outside suppliers, fluctuations in demand for vehicles containing our products; changes in general economic conditions; and the other risks noted under Item 1A, “Risk Factors,” and in other reports that we file with the Securities and Exchange Commission. We do not undertake any obligation to update or announce publicly any updates to or revision to any of the forward-looking statements in this Form 10-K to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I

ITEM 1. BUSINESS

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a Delaware corporation incorporated in 1987. We are a leading global supplier of highly engineered automotive systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles ("SUVs"), vans and light trucks). The Company's products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, Asia, the Americas and Africa and is an original equipment supplier to every major automotive OEM in the world.

Financial Information About Reporting Segments

Refer to Note 19, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about the Company's reporting segments.

Narrative Description of Reporting Segments

The Company reports its results under two reporting segments: Engine and Drivetrain. Net sales by reporting segment for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
(millions of dollars)	2015	2014	2013
Engine	$5,500.0	$5,705.9	$5,022.1
Drivetrain	2,556.7	2,631.4	2,446.5
Inter-segment eliminations	(33.5)	(32.2)	(32.0)
Net sales	$8,023.2	$8,305.1	$7,436.6

The sales information presented above excludes the sales by the Company's unconsolidated joint ventures (See sub-heading “Joint Ventures”). Such unconsolidated sales totaled approximately $650 million, $694 million and $756 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Sales of turbochargers for light vehicles represented approximately 31%, 28% and 26% of total net sales for the years ended December 31, 2015, 2014 and 2013, respectively. The Engine Segment currently supplies turbochargers to many OEMs including BMW, Daimler, Fiat Chrysler Automobiles ("FCA"), Ford, General Motors, Great Wall, Hyundai, Renault, Volkswagen and Volvo. The Engine Segment also supplies turbochargers to several commercial vehicle and off-highway OEMs including Caterpillar, Daimler, Deutz, John Deere, MAN, Navistar and Weichai.

The Engine Segment's turbocharger technologies include regulated two-stage turbocharging system, known as R2S®, regulated 3-stage turbocharging systems known as R3S™, variable turbine geometry ("VTG") turbochargers and turbochargers for gasoline direct injected engines, all of which may be found in numerous applications around the world. For example, the Engine Segment supplies its award winning VTG turbocharger technology to BMW, FCA, Hyundai and Renault. Also, the Engine Segment supplies its award winning R2S® turbocharger technology to Volkswagen for its high-performing 2.0 liter diesel engine and its R3S™ turbocharger system, an industry first, to BMW for its high-powered 3.0 diesel engine. Ford selected the Engine Segment's leading gasoline turbocharger technology for its 1.5 liter, 1.6 liter and 2.0 liter four-cylinder EcoBoost engines, as did Volvo for its new four-cylinder gasoline engines.

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

BorgWarner timing chain systems are featured on Ford's family of engines, including Duratec, Modular and in-line four-cylinder engines, General Motors' Small Gas Engine, Volkswagen's EA888 family, Hyundai's Gamma, Nu and Theta families and numerous other applications around the world.

The Engine Segment's engine timing technology includes VCT with mid position lock, which allows a greater range of camshaft positioning thereby enabling greater control over airflow and the opportunity to improve fuel economy, reduce emissions and improve engine performance compared with conventional VCT systems. VCT with mid position lock made its debut on Subaru's Boxer® 2.0 liter engine and is now on Hyundai's 3.0 to 3.8 liter six-cylinder engines and Ford's 5.0 liter eight-cylinder engine.

The Engine Segment's emissions and systems products improve emissions performance and fuel economy. Products include electric air pumps and exhaust gas recirculation ("EGR") modules, EGR coolers, EGR tubes and EGR valves for gasoline and diesel applications.

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

On February 28, 2014, the Company acquired 100% of the equity interests in Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler"). Wahler was a producer of EGR valves, EGR tubes and thermostats, and had operations in Germany, Brazil, the U.S., China and Slovakia. The Wahler acquisition is expected to strengthen the Company's strategic position as a producer of complete EGR systems and create additional market opportunities in both passenger and commercial vehicle applications.

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

Drivetrain

The Drivetrain Segment develops and manufactures mechanical products for automatic transmissions and all-wheel drive ("AWD") vehicles and rotating electrical components for light and commercial vehicle OEMs and the aftermarket. Precise controls, better response times and minimal parasitic losses, all of which improve fuel economy and vehicle performance, are the core design features of the Drivetrain Segment's mechanical product portfolio, while meeting the demands of increasing vehicle electric loads, improved fuel efficiency, reduced weight and lowered electrical and mechanical noise are the core design features of its rotating electrical components portfolio. The Drivetrain Segment's mechanical products include friction, mechanical and controls products for automatic transmissions and torque management products for AWD vehicles, and its rotating electrical components include starter motors, alternators and hybrid electric motors.

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

The Drivetrain Segment is involved in the AWD market for FWD based vehicles with couplings that use electronically-controlled clutches to distribute power to the rear wheels as traction is required. The Drivetrain Segment's latest coupling innovation, the Centrifugal Electro-Hydraulic (“CEH”) Actuator, which is utilized to engage the clutches in the coupling, produces outstanding vehicle stability and traction while promoting better fuel economy with reduced weight. The CEH Actuator is found in the AWD couplings featured in several current FWD-AWD vehicles including the BMW X1, Range Rover Evoque, Volvo XC90 and VW Tiguan.

In 2015, the Company acquired Remy International, Inc. (“Remy”), a global market leader in the design, manufacture, remanufacture and distribution of rotating electrical components for light and commercial vehicles, OEMs and the aftermarket. Principal products include starter motors, alternators and hybrid electric motors. The Company’s starter motors and alternators are used in gasoline, diesel, natural gas and alternative fuel engines for light vehicle, commercial vehicle, industrial, construction and agricultural applications. The product technology continues to evolve to meet the demands of increasing vehicle electrical loads, improved fuel efficiency, reduced weight and lowered electrical and mechanical noise. The Company’s hybrid electric motors are used in both light and commercial vehicles including construction, public transit and agricultural applications. These include both pure electric applications as well as hybrid applications, where the electric motors are combined with traditional gasoline or diesel propulsion systems. While the market for these systems is in early stages of development, BorgWarner’s technology and capabilities are ideally suited for this growing product category.

The Company sells new starters, alternators and hybrid electric motors to OEMs globally for factory installation on new vehicles, and remanufactured and new starters and alternators to aftermarket customers and to OEMs for original equipment service. As a leading remanufacturer, BorgWarner obtains used starters and alternators, commonly referred to as cores, then disassembles, cleans, combines them with new subcomponents and reassembles them into saleable, finished products, which are tested to meet OEM requirements.

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

Joint Ventures

As of December 31, 2015, the Company had eight joint ventures in which it had a less-than-100% ownership interest. Results from the six joint ventures in which the Company is the majority owner are consolidated as part of the Company's results. Results from the two joint ventures in which the Company's effective ownership interest is 50% or less, were reported by the Company using the equity method of accounting.

Management of the unconsolidated joint ventures is shared with the Company's respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

Joint venture	Products	Year organized	Percentage owned by the Company	Location of operation	Joint venture partner	Fiscal 2015 net sales (millions of dollars) (a)
Unconsolidated:
NSK-Warner	Transmission components	1964	50%	Japan/China	NSK Ltd.	$519.0
Turbo Energy Private Limited (b)	Turbochargers	1987	32.6%	India	Sundaram Finance Limited; Brakes India Limited	$130.5
Consolidated:
BorgWarner Transmission Systems Korea Ltd. (c)	Transmission components	1987	60%	Korea	NSK-Warner	$300.4
Divgi-Warner Private Limited	Transfer cases and synchronizer rings	1995	60%	India	Divgi Metalwares, Ltd.	$17.5
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans and fan drives	1999	70%	China	Ningbo Shenglong Automotive Powertrain Systems Co., Ltd.	$31.9
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Automotive Components Stock Co. Ltd.	$93.0
SeohanWarner Turbo Systems Ltd.	Turbochargers	2003	71%	Korea	Korea Flange Company	$264.6
BorgWarner United Transmission Systems Co. Ltd.	Transmission components	2009	66%	China	China Automobile Development United Investment Co., Ltd.	$26.0
________________

(a)
All sales figures are for the year ended December 31, 2015, except NSK-Warner and Turbo Energy Private Limited. NSK-Warner’s sales are reported for the 12 months ended November 30, 2015. Turbo Energy Private Limited’s sales are reported for the 12 months ended September 30, 2015.

(b)	The Company made purchases from Turbo Energy Private Limited totaling $36.5 million, $36.5 million and $39.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(c)
BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea Ltd. This gives the Company an additional indirect effective ownership percentage of 20%. This results in a total effective ownership interest of 80%.

Financial Information About Geographic Areas

During the year ended December 31, 2015, approximately 75% of the Company's consolidated net sales were outside the United States ("U.S."), attributing sales to the location of production rather than the location of the customer.

Refer to Note 19, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about geographic areas.

Product Lines and Customers

During the year ended December 31, 2015, approximately 84% of the Company's net sales were for light-vehicle applications; approximately 7% were for commercial vehicle applications; approximately 4% were for off-highway vehicle applications; and approximately 5% were to distributors of aftermarket replacement parts.

The Company’s worldwide net sales to the following customers (including their subsidiaries) were approximately as follows:

	Year Ended December 31,
Customer	2015	2014	2013
Volkswagen	15%	17%	16%
Ford	15%	13%	14%

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

Sales and Marketing

Each of the Company's businesses within its two reporting segments has its own sales function. Account executives for each of our businesses are assigned to serve specific customers for one or more of a businesses' products. Our account executives spend the majority of their time in direct contact with customers' purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business.  Because of their close relationship with customers, account executives are able to identify and meet customers' needs based upon their knowledge of our products' design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities and serve as a key interface with customers. In addition, sales and marketing employees of our Engine and Drivetrain reporting segments often work together to explore cross-development opportunities where appropriate.

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

By working closely with the OEMs and anticipating their future product needs, the Company's R&D personnel conceive, design, develop and manufacture new proprietary automotive components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to continue to obtain new orders from its OEM customers.

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

	Year Ended December 31,
(millions of dollars)	2015	2014	2013
Gross R&D expenditures	$386.2	$392.8	$350.4
Customer reimbursements	(78.8)	(56.6)	(47.2)
Net R&D expenditures	$307.4	$336.2	$303.2

Net R&D expenditures as a percentage of net sales were 3.8%, 4.0% and 4.1% for the years ended December 31, 2015, 2014 and 2013, respectively. The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of net R&D expenditures in any of the years presented.

Intellectual Property

The Company has more than 5,600 active domestic and foreign patents and patent applications pending or under preparation, and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, any group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company's business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company's financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

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

The Company’s major competitors by product type follow:

Product Type: Engine	Names of Competitors
Turbochargers:	Cummins Turbo Technology	IHI
	Honeywell	Mitsubishi Heavy Industries (MHI)
Bosch Mahle Turbo Systems

Emissions systems:	Mahle	T.RAD
	Denso	Pierburg
	Bosch	NGK
Eldor

Timing devices and chains:	Denso	Schaeffler Group
	Iwis	Tsubaki Group

Thermal systems:	Horton	Usui
	Mahle	Xuelong

Product Type: Drivetrain	Names of Competitors
Torque transfer:	American Axle	JTEKT
	GKN Driveline	Magna Powertrain

Rotating electrical devices:	Denso	Melco

Transmission systems:	Bosch	FCC
	Dynax	Schaeffler Group

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

Workforce

As of December 31, 2015, the Company had a salaried and hourly workforce of approximately 30,000 (as compared with approximately 22,000 at December 31, 2014), of which approximately 6,900 were in the U.S.  Approximately 16% of the Company's U.S. workforce is unionized. The workforces at certain international facilities are also unionized. The Company believes the present relations with our workforce to be satisfactory.

We have domestic collective bargaining agreements for one facility in New York, which expires in September 2016, and one facility in Oklahoma, which expires in March 2019.

Raw Materials

The Company uses a variety of raw materials in the production of its automotive products including aluminum, copper, nickel, plastic resins, steel and certain alloy elements. Manufacturing operations for each of the Company's operating segments are dependent upon natural gas, fuel oil and electricity.

The Company uses a variety of tactics in order to limit the impact of supply shortages and inflationary pressures. The Company's global procurement organization works to accelerate cost reductions, purchases from lower cost regions, rationalize the supply base, mitigate risk and collaborate on its buying activities. In addition, the Company uses long-term contracts, cost sharing arrangements, design changes, customer buy programs and limited financial instruments to help control costs. The Company intends to use similar measures in 2016 and beyond.  Refer to Note 10, “Financial Instruments,” of the Consolidated Financial Statements in Item 8 of this report for information related to the Company's hedging activities.

For 2016, the Company believes that its supplies of raw materials are adequate and available from multiple sources to support its manufacturing requirements.

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

Executive Officers of the Registrant

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 11, 2016.

Name	Age	Position with the Company
James R. Verrier	53	President and Chief Executive Officer
Ronald T. Hundzinski	57	Vice President and Chief Financial Officer
Steven G. Carlson	65	Vice President and Controller
Stefan Demmerle	51	Vice President
Brady D. Ericson	44	Vice President
Joseph F. Fadool	49	Vice President
John J. Gasparovic	58	Vice President, General Counsel and Secretary
Kim R. Jenett	56	Vice President, Human Resources
Robin Kendrick	51	Vice President
Frederic B. Lissalde	48	Vice President
Thomas J. McGill	49	Vice President and Treasurer
Daniel Paterra	61	Vice President

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

Dr. Demmerle has been Vice President of the Company and President and General Manager of BorgWarner TorqTransfer Systems Inc. since September 2012 and President and General Manager of BorgWarner PDS (Indiana) Inc. since December 2015. From July 2010 to September 2012, he was Vice President, Engine Control Electronics at Continental Automotive Systems.

Mr. Ericson has been Vice President of the Company and President and General Manager of BorgWarner Emissions Systems LLC (formerly known as BorgWarner Emissions Systems Inc.) since March 2014, at which time BorgWarner BERU Systems GmbH was combined with BorgWarner Emissions Systems Inc. He was Vice President of the Company and President and General Manager of BorgWarner BERU Systems GmbH and Emissions Systems Inc. from September 2011 until March 2014. He was Vice President and General Manager of BorgWarner Emissions Systems Inc. from April 2010 through August 2011.

Mr. Fadool has been Vice President of the Company and President and General Manager of BorgWarner Ithaca LLC (d/b/a BorgWarner Morse Systems) since July 2015. From May 2012 to July 2015, he was the Vice President of the Company and President and General Manager of BorgWarner Morse TEC Inc. He was Vice President of the Company and President and General Manager of BorgWarner TorqTransfer Systems Inc. from June 2011 until September 2012. He was Vice President and General Manager of BorgWarner TorqTransfer Systems Inc. from July 2010 until June 2011.

Mr. Gasparovic has been Vice President, General Counsel and Secretary of the Company since January 2007.

Ms. Jenett has been Vice President, Human Resources of the Company since September 2013. From July 2009 until September 2013, she was Vice President, Human Resources for BorgWarner Morse TEC Inc. and BorgWarner Thermal Systems Inc.

Mr. Kendrick has been Vice President of the Company and President and General Manager of BorgWarner Transmissions Systems LLC (formerly known as BorgWarner Transmissions Systems Inc.) since September 2011. From January 2011 until September 2011, he was President and Chief Executive Officer of Ruia Global Fasteners, a spin-off of Acument Global Technologies.

Mr. Lissalde has been Vice President of the Company and President and General Manager of BorgWarner Turbo Systems LLC (formerly known as BorgWarner Turbo Systems Inc.) since May 2013. From May 2011 until May 2013 he was Vice President of the Company and President and General Manager of BorgWarner Turbo Systems Passenger Car Products. He was Acting President and General Manager of BorgWarner Turbo Systems Passenger Car Products from March 2011 until May 2011. He was Vice President and General Manager for BorgWarner Turbo Systems Passenger Car from January 2010 until March 2011.

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

The Company uses a variety of commodities (including aluminum, copper, nickel, plastic resins, steel, other raw materials and energy) and materials purchased in various forms such as castings, powder metal, forgings, stampings and bar stock. Increasing commodity costs will have an impact on our results.  We have sought to alleviate the impact of increasing costs by including a material pass-through provision in our customer contracts wherever possible and by selectively hedging certain commodity exposures. Customers frequently challenge these contractual provisions and rarely pay the full cost of any material increases. The discontinuation or lessening of our ability to pass-through or hedge increasing commodity costs could adversely affect our business.

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

As of December 31, 2015, approximately 16% of our U.S. workforce was unionized. We have domestic collective bargaining agreements for one facility in New York, which expires in September 2016, and one facility in Oklahoma, which expires in March 2019. The workforce at certain of our international facilities is also unionized. A prolonged dispute with our employees could have an adverse effect on our business.

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

We are currently, and may in the future become, subject to legal proceedings and commercial or contractual disputes. These claims typically arise in the normal course of business and may include, but not be limited to, commercial or contractual disputes with our customers and suppliers, intellectual property matters, personal injury, product liability (including claims associated with the presence of asbestos in historical products), environmental and employment claims. There is a possibility that such claims may have an adverse impact on our business that is greater than we anticipate. While the Company maintains insurance for certain risks, the amount of insurance may not be adequate to cover all insured claims and liabilities. The incurring of significant liabilities for which there is no, or insufficient, insurance coverage could adversely affect our business.

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

Changes that could impact the legal environment include new legislation, new regulations, new policies, investigations and legal proceedings and new interpretations of existing legal rules and regulations, in particular, changes in import and export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where we operate or intend to operate. In addition, government disruptions, such as government shutdowns, may delay or halt the granting and renewal of permits, licenses and other items required by us and our customers to conduct our business.

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

We may not meet our goal because of any of the following, or other factors: (a) the failure to develop new products that will be purchased by our customers; (b) technology changes rendering our products obsolete; and (c) a reversal of the trend of supplying systems (which allows us to increase content per vehicle) instead of components.

We expect to continue to pursue business ventures, acquisitions, and strategic alliances that leverage our technology capabilities, enhance our customer base, geographic representation, and scale to complement our current businesses and we regularly evaluate potential growth opportunities, some of which could be material. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that past or future business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. We may not be able to successfully assimilate or integrate companies that we have acquired or acquire in the future, including their personnel, financial systems, distribution, operations and general operating procedures. The integration of companies that we have acquired or acquire in the future may be more difficult, time consuming or costly than expected. Revenues following the acquisition of a company may be lower than expected, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, or suppliers) may be greater than expected and the retention of key employees at the acquired company may not be achieved. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be adversely affected. Likewise, our failure to integrate and manage acquired companies successfully may lead to future impairment of any associated goodwill and intangible asset balances. Failure to execute our growth strategy could adversely affect our business.

We are subject to risks related to our international operations.

We have manufacturing and technical facilities in many regions including Europe, Asia, the Americas and Africa. For 2015, approximately 75% of our consolidated net sales were outside the U.S. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, and international terrorism. Compliance with multiple and potentially conflicting laws and regulations of various countries is challenging, burdensome and expensive.

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

Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the Chinese market evolves, we anticipate that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. In addition, our business in China is sensitive to economic, political and market conditions that drive sales volume in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease, our business and financial results could be adversely affected.

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

We have and may continue to initiate restructuring actions designed to improve future profitability and competitiveness, enhance treasury management flexibility or create an optimal legal entity structure. We may not realize anticipated savings or benefits from past or future actions in full or in part or within the time periods we expect. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our actions. Failure to realize anticipated savings or benefits from our actions could have an adverse effect on our business.

Risks related to our customers

We rely on sales to major customers.

We rely on sales to OEMs around the world of varying credit quality and manufacturing demands. Supply to several of these customers requires significant investment by the Company. We base our growth projections, in part, on commitments made by our customers. These commitments generally renew yearly during a program life cycle. If actual production orders from our customers do not approximate such commitments due to a variety of factors including non-renewal of purchase orders, a customer's financial hardship or other unforeseen reasons, it could adversely affect our business.

Some of our sales are concentrated. Our worldwide sales in 2015 to Volkswagen and Ford constituted approximately 15% each of our 2015 consolidated net sales.

We are sensitive to the effects of our major customers’ labor relations.

All three of our primary North American customers, Ford, Fiat Chrysler Automobiles and General Motors, have major union contracts with the United Automobile, Aerospace and Agricultural Implement Workers of America. Because of domestic OEMs' dependence on a single union, we are affected by labor difficulties and work stoppages at OEMs' facilities. Similarly, a majority of our global customers' operations outside of North America are also represented by various unions. Any extended work stoppage could have an adverse effect on our business.

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

However, there can be no assurance that capacity limitations, labor unrest, weather emergencies, commercial disputes, government actions, riots, wars, sabotage, cyber attacks, non-conforming parts, acts of terrorism, “Acts of God," or other problems experienced by our suppliers will not result in occasional shortages or delays in their supply of components to us. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to meet the production schedules for some of our key products and could miss customer delivery expectations. This could adversely affect our customer relations and business.

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

The Company relies on third party service providers for administration of legal claims, health care benefits, pension benefits, stockholder and bondholder registration and other services. These service providers contribute to the efficient conduct of the Company's business. Insolvency of one or more of these service providers could adversely affect our business.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2015 fiscal year that remain unresolved.

Item 2.	Properties

As of December 31, 2015, the Company had 74 manufacturing, assembly, and technical locations worldwide. In addition to its 20 U.S. locations, the Company had nine locations in China; eight locations in Germany; seven locations in South Korea; six locations in India; five locations in Mexico; three locations in each of Brazil, Hungary and Japan; and one location in each of Canada, France, Ireland, Italy, Poland, Portugal, Spain, Sweden, Tunisia and the United Kingdom. Individual locations may design or manufacture for both operating segments. The Company also has several sales offices, warehouses and technical centers. The Company's worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs.

The following is additional information concerning principal manufacturing, assembly, and technical facilities operated by the Company, its subsidiaries, and affiliates.

ENGINE(a)

Americas	Europe	Asia
Asheville, North Carolina	Arcore, Italy	Aoyama, Japan
Auburn Hills, Michigan (d)	Bradford, England	Chennai, India (b)
Cadillac, Michigan	Esslingen, Germany	Chungju-City, South Korea
Dixon, Illinois	Kirchheimbolanden, Germany	Jiangsu, China (b)
El Salto Jalisco, Mexico	Ludwigsburg, Germany	Kakkalur, India
Fletcher, North Carolina	Markdorf, Germany	Manesar, India (b)
Itatiba, Brazil	Muggendorf, Germany	Nabari City, Japan
Ithaca, New York	Oberboihingen, Germany	Ningbo, China (b) (c)
Marshall, Michigan	Oroszlany, Hungary (d)	Pune, India (c) (d)
Piracicaba, Brazil	Rzeszow, Poland (d)	Pyongtaek, South Korea (b) (c)
Ramos, Mexico	Tralee, Ireland
Viana de Castelo, Portugal
Vigo, Spain

DRIVETRAIN(a)

Americas		Europe and Africa	Asia
Addison, Illinois (b)	Livonia, Michigan	Arnstadt, Germany	Beijing, China (b)
Anderson, Indiana (b)	Pendleton, Indiana (b)	Heidelberg, Germany	Dae-Gu, South Korea (b)
Bay Shore, New York (b)	Peru, Indiana (b)	Jemmal, Tunisia (b)	Dalian, China (b)
Bellwood, Illinois	Piedras Negras, Mexico (b)	Landskrona, Sweden (b)	Eumsung, South Korea
Brusque, Brazil (b)	San Luis Potosi, Mexico (b)	Mezokovesd, Hungary	Fukuroi City, Japan
Edmond, Oklahoma (b)	Seneca, South Carolina	Mikoic, Hungary (b)	Jingzhou City, China (b)
Frankfort, Illinois	Twinsburg, Ohio (b)	Tulle, France	Kyungsangman, South Korea
Irapuato, Mexico	Water Valley, Mississippi		Ochang, South Korea (b)
Laredo, Texas (b)	Winnipeg, Canada (b)		Shanghai, China (b)
Sirsi, India
Tianjin, China (b)
Wuhan, China (b)
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

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 5, 2016, there were 1,796 holders of record of Common Stock.

On July 24, 2013 the Company announced the reinstatement of its quarterly dividend. Cash dividends declared and paid per share, adjusted for the stock split in December 2013, were as follows:

	2015	2014	2013	2012	2011
Dividend amount	$0.52	$0.51	$0.25	$—	$—

While the Company currently expects that comparable quarterly cash dividends will continue to be paid in the future, the dividend policy is subject to review and change at the discretion of the Board of Directors.
High and low prices (as reported on the New York Stock Exchange composite tape) for the Company's common stock for each quarter in 2014 and 2015 were:

Quarter Ended	High	Low
March 31, 2014	$62.42	$51.32
June 30, 2014	$66.16	$59.06
September 30, 2014	$67.38	$52.61
December 31, 2014	$58.75	$50.24
March 31, 2015	$63.01	$50.46
June 30, 2015	$62.08	$56.84
September 30, 2015	$57.65	$38.89
December 31, 2015	$45.53	$39.82

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BorgWarner Inc., the S&P 500 Index,
SIC 3714 Motor Vehicle Parts and a Peer Group
___________
*$100 invested on 12/31/2010 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

BWA, S&P 500 and Peer Group data are from Capital IQ; SIC Code Index data are from Research Data Group

	December 31,
	2010	2011	2012	2013	2014	2015
BorgWarner Inc.(1)	$100.00	$88.09	$98.98	$155.31	$153.97	$122.38
S&P 500(2)	100.00	102.11	118.45	156.82	178.29	180.75
SIC Code Index(3)	100.00	91.24	111.67	165.93	186.80	188.51
Peer Group(4)	100.00	76.02	84.86	140.92	158.58	143.08
________________
(1)BorgWarner Inc.
(2)S&P 500 — Standard & Poor’s 500 Total Return Index
(3)Standard Industrial Code (“SIC”) 3714-Motor Vehicle Parts
(4)Selected Peer Group Companies — Consists of the following companies:
American Axle & Manufacturing Holdings, Inc., Autoliv, Inc., Gentex Corporation, Johnson Controls, Inc., Lear Corporation, Magna International Inc., Meritor, Inc., Modine Manufacturing Company, Tenneco Inc. and Visteon Corporation

Purchase of Equity Securities

In February 2015, the Company's Board of Directors authorized the purchase of up to $1.0 billion of the Company's common stock over three years. The Company's Board of Directors has authorized the purchase of up to 69.6 million shares of the Company's common stock in the aggregate. As of December 31, 2015, the Company had repurchased 59,073,460 shares in the aggregate under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2015:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month Ended October 31, 2015
Common Stock Repurchase Program	661,000	$43.44	661,000	15,260,117
Employee transactions	—	$—	—
Month Ended November 30, 2015
Common Stock Repurchase Program	2,233,443	$42.04	2,233,443	13,026,674
Employee transactions	—	$—	—
Month Ended December 31, 2015
Common Stock Repurchase Program	2,500,134	$42.09	2,500,134	10,526,540
Employee transactions	—	$—	—

Equity Compensation Plan Information

As of December 31, 2015, the number of stock options and restricted common stock outstanding under our equity compensation plans, the weighted average exercise price of outstanding stock options and restricted common stock and the number of securities remaining available for issuance were as follows:

	Number of securities to be issued upon exercise of outstanding options, restricted common stock, warrants and rights	Weighted average exercise price of outstanding options, restricted common stock, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,592,300	$35.30	7,033,659
Equity compensation plans not approved by security holders	—	$—	—
Total	2,592,300	$—	7,033,659

Item 6.	Selected Financial Data

	Year Ended December 31,
(in millions, except share and per share data)	2015	2014	2013	2012	2011
Operating results
Net sales	$8,023.2	$8,305.1	$7,436.6	$7,183.2	$7,114.7
Operating income (a)	$939.7	$963.7	$855.2	$752.9	$797.5
Net earnings attributable to BorgWarner Inc. (a)	$609.7	$655.8	$624.3	$500.9	$550.1

Earnings per share — basic (b)	$2.72	$2.89	$2.73	$2.22	$2.52
Earnings per share — diluted (b)	$2.70	$2.86	$2.70	$2.09	$2.22

Net R&D expenditures	$307.4	$336.2	$303.2	$265.9	$243.7

Capital expenditures, including tooling outlays	$577.3	$563.0	$417.8	$407.4	$393.7
Depreciation and amortization	$320.2	$330.4	$299.4	$288.6	$283.0

Number of employees	30,000	22,000	19,700	19,100	19,250

Financial position
Cash	$577.7	$797.8	$939.5	$715.7	$359.6
Total assets	$8,841.5	$7,228.0	$6,917.0	$6,400.8	$5,958.6
Total debt	$2,566.1	$1,340.0	$1,222.6	$1,067.2	$1,329.1

Common share information
Cash dividend declared and paid per share (b)	$0.52	$0.51	$0.25	$—	$—

Market prices of the Company's common stock (b)
High	$63.01	$67.38	$56.45	$43.73	$41.14
Low	$38.89	$50.24	$35.22	$30.09	$27.30

Weighted average shares outstanding (thousands) (b)
Basic	224,414	227,150	228,600	225,304	218,458
Diluted	225,648	228,924	231,337	242,754	256,936
________________

(a)
Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for discussion of non-comparable items impacting the years ended December 31, 2015, 2014 and 2013.

(b)	Amounts have been adjusted for the two-for-one stock split that was effected through a stock dividend on December 16, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered automotive systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles ("SUVs"), vans and light trucks). The Company's products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, Asia, the Americas and Africa and is an original equipment supplier to every major automotive OEM in the world.

The Company's products fall into two reporting segments: Engine and Drivetrain. The Engine segment's products include turbochargers, timing devices and chains, emissions systems and thermal systems. The Drivetrain segment's products include transmission components and systems, AWD torque transfer systems and rotating electrical devices.

RESULTS OF OPERATIONS

A summary of our operating results for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
(millions of dollars, except per share data)	2015	2014	2013
Net sales	$8,023.2	$8,305.1	$7,436.6
Cost of sales	6,320.1	6,548.7	5,879.1
Gross profit	1,703.1	1,756.4	1,557.5
Selling, general and administrative expenses	662.0	698.9	639.7
Other expense, net	101.4	93.8	62.6
Operating income	939.7	963.7	855.2
Equity in affiliates’ earnings, net of tax	(40.0)	(47.3)	(43.5)
Interest income	(7.5)	(5.5)	(4.8)
Interest expense and finance charges	60.4	36.4	34.2
Earnings before income taxes and noncontrolling interest	926.8	980.1	869.3
Provision for income taxes	280.4	292.6	218.3
Net earnings	646.4	687.5	651.0
Net earnings attributable to the noncontrolling interest, net of tax	36.7	31.7	26.7
Net earnings attributable to BorgWarner Inc.	$609.7	$655.8	$624.3
Earnings per share — diluted	$2.70	$2.86	$2.70

Non-comparable items impacting the Company's earnings per diluted share and net earnings

The Company's earnings per diluted share were $2.70, $2.86 and $2.70 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Year Ended December 31,
Non-comparable items:	2015	2014	2013
Restructuring expense	$(0.27)	$(0.33)	$(0.15)
Pension settlement	(0.07)	(0.01)	—
Merger and acquisition expense	(0.08)	—	—
Gain on previously held equity interest	0.05	—	—
Intangible asset impairment	—	(0.04)	(0.05)
Program termination agreement	—	—	(0.03)
Retirement related obligations	—	—	(0.02)
Tax adjustments	0.04	—	0.05
Total impact of non-comparable items per share — diluted:	$(0.33)	$(0.38)	$(0.20)

A summary of non-comparable items impacting the Company’s net earnings for the years ended December 31, 2015, 2014 and 2013 is as follows:

Year ended December 31, 2015:

•
The Company incurred restructuring expense of $65.7 million, associated with both the Drivetrain and Engine segments and a global realignment plan. The Drivetrain segment charges mostly represent expenses associated with severance agreements with three labor unions at separate facilities in Western Europe for approximately 450 employees, as well as restructuring of the 2015 Remy International, Inc. ("Remy") acquisition. The Engine segment charges primarily relate to the restructuring of the 2014 Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler") acquisition. These expenses included $41.5 million related to employee termination benefits and $11.7 million of other expenses. Both the Drivetrain and Engine restructuring actions are designed to improve the future profitability and competitiveness of each segment. The Company estimates that additional restructuring expense of approximately $4 million will be incurred related to the Drivetrain segment. Also included in the restructuring amount above is $12.5 million related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy.

•
The Company incurred a non-cash settlement loss of $25.7 million related to a lump-sum pension de-risking disbursement made to an insurance company to unconditionally and irrevocably guarantee all future payments to certain participants that were receiving payments from the U.S. pension plan.

•
The Company recorded $21.8 million for merger and acquisition expenses primarily related to the Remy acquisition. This amount includes $13.0 million related to investment banker fees and $8.8 million related to professional fees.

•
The Company recorded a $10.8 million gain on the previously held equity interest in BERU Diesel Start Systems Pvt. Ltd. ("BERU Diesel") as a result of acquiring the remaining 51% of this joint venture.

•
The Company recorded tax benefits of $9.9 million, $9.0 million, $3.8 million and $3.7 million primarily related to foreign tax incentives and tax settlements, the pension settlement loss, merger and acquisition expense and restructuring expense, respectively.

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

Net Sales

Net sales for the year ended December 31, 2015 totaled $8,023.2 million, a 3.4% decrease from the year ended December 31, 2014. Excluding the impact of weakening foreign currencies, primarily the Euro, the 2014 Wahler acquisition, the 2015 BERU Diesel acquisition and the 2015 Remy acquisition, net sales increased 4.3%.

Net sales for the year ended December 31, 2014 totaled $8,305.1 million, a 11.7% increase from the year ended December 31, 2013. Excluding the impact of the 2014 Wahler acquisition and weaker foreign currencies, primarily the Yen and the Real partially offset by the Won, net sales increased 7.9%.

The following table details our results of operations as a percentage of net sales:

	Year Ended December 31,
(percentage of net sales)	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.8	78.9	79.1
Gross profit	21.2	21.1	20.9
Selling, general and administrative expenses	8.3	8.4	8.6
Other expense, net	1.2	1.1	0.8
Operating income	11.7	11.6	11.5
Equity in affiliates’ earnings, net of tax	(0.5)	(0.6)	(0.6)
Interest income	(0.1)	(0.1)	(0.1)
Interest expense and finance charges	0.8	0.5	0.5
Earnings before income taxes and noncontrolling interest	11.5	11.8	11.7
Provision for income taxes	3.5	3.5	2.9
Net earnings	8.0	8.3	8.8
Net earnings attributable to the noncontrolling interest, net of tax	0.4	0.4	0.4
Net earnings attributable to BorgWarner Inc.	7.6%	7.9%	8.4%

Cost of sales as a percentage of net sales was 78.8%, 78.9% and 79.1% in the years ended December 31, 2015, 2014 and 2013, respectively. The Company's material cost of sales was 50% to 55% of net sales in the years ended December 31, 2015, 2014 and 2013. The Company's remaining cost to convert raw material to finished product, which includes direct labor and manufacturing overhead, had continued to improve during the years ended December 31, 2015 and 2014 compared to 2013. Gross profit as a percentage of net sales was 21.2%, 21.1% and 20.9% in the years ended December 31, 2015, 2014 and 2013, respectively.

Selling, general and administrative expenses (“SG&A”) was $662.0 million, $698.9 million and $639.7 million or 8.3%, 8.4% and 8.6% of net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and development ("R&D") costs, net of customer reimbursements, was $307.4 million, or 3.8% of net sales, in the year ended December 31, 2015, compared to $336.2 million, or 4.0% of net sales, and $303.2 million, or 4.1% of net sales, in the years ended December 31, 2014 and 2013, respectively. We will continue to invest in a number of cross-business R&D programs, as well as a number of other key programs, all of which are necessary for short- and long-term growth. Our current long-term expectation for R&D spending is approximately 4% of net sales.

Other expense, net was $101.4 million, $93.8 million and $62.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. This line item is primarily comprised of transactions discussed within the subtitle "Non-comparable items impacting the Company's earnings per diluted share and net earnings" above.

Equity in affiliates' earnings, net of tax was $40.0 million, $47.3 million and $43.5 million in the years ended December 31, 2015, 2014 and 2013, respectively. This line item is driven by the results of our 50%-owned Japanese joint venture, NSK-Warner, and our 32.6%-owned Indian joint venture, Turbo Energy Private Limited (“TEL”). The decrease in the year ended December 31, 2015 compared to 2014 and 2013 is primarily driven by lower earnings from NSK as a result of lower sales in China. Refer to Note 5, "Balance

Sheet Information," to the Consolidated Financial Statements in Item 8 of this report for further discussion of NSK-Warner.

Interest expense and finance charges were $60.4 million, $36.4 million and $34.2 million in the years ended December 31, 2015, 2014 and 2013, respectively. The increase in interest expense for the year ended December 31, 2015 compared with the years ended December 31, 2014 and 2013 was primarily due to the Company's March and November 2015 issuances of senior notes.

Provision for income taxes The provision for income taxes resulted in an effective tax rate of 30.3% for the year ended December 31, 2015, compared with rates of 29.9% and 25.1% for the years ended December 31, 2014 and 2013, respectively.

The effective tax rate of 30.3% for the year ended December 31, 2015 includes tax benefits of $9.0 million, $3.8 million and $3.7 million related to the pension settlement loss, merger and acquisition expense and restructuring expense discussed in Note 3, "Other Expense, Net," to the Consolidated Financial Statements in Item 8 of the report. Additionally, the effective tax rate includes a tax benefit of $9.9 million primarily related to foreign tax incentives and tax settlements. Excluding the impact of these non-comparable items, the Company's annual effective tax rate associated with ongoing operations for 2015 was 29.8%.

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

Net earnings attributable to the noncontrolling interest, net of tax of $36.7 million for the year ended December 31, 2015 increased by $5.0 million and $10.0 million compared to the years ended December 31, 2014 and 2013, respectively. The increase during the year ended December 31, 2015 compared to the years ended December 31, 2014 and 2013 was primarily related to higher sales and earnings by the Company's joint ventures.

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

The following tables show segment information and Adjusted EBIT for the Company's reporting segments.

Net Sales by Reporting Segment

	Year Ended December 31,
(millions of dollars)	2015	2014	2013
Engine	$5,500.0	$5,705.9	$5,022.1
Drivetrain	2,556.7	2,631.4	2,446.5
Inter-segment eliminations	(33.5)	(32.2)	(32.0)
Net sales	$8,023.2	$8,305.1	$7,436.6

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest ("Adjusted EBIT")

	Year Ended December 31,
(millions of dollars)	2015	2014	2013
Engine	$900.7	$924.0	$826.0
Drivetrain	294.6	303.3	252.2
Adjusted EBIT	1,195.3	1,227.3	1,078.2
Restructuring expense	65.7	90.8	39.8
Pension settlement	25.7	3.1	—
Merger and acquisition expense	21.8	—	—
Gain on previously held equity interest	(10.8)	—	—
Intangible asset impairment	—	10.3	12.5
Program termination agreement	—	—	11.3
Retirement related obligations	—	—	5.9
Corporate, including equity in affiliates' earnings and stock-based compensation	113.2	112.1	110.0
Interest income	(7.5)	(5.5)	(4.8)
Interest expense and finance charges	60.4	36.4	34.2
Earnings before income taxes and noncontrolling interest	926.8	980.1	869.3
Provision for income taxes	280.4	292.6	218.3
Net earnings	646.4	687.5	651.0
Net earnings attributable to the noncontrolling interest, net of tax	36.7	31.7	26.7
Net earnings attributable to BorgWarner Inc.	$609.7	$655.8	$624.3

The Engine segment's net sales for the year ended December 31, 2015 decreased $205.9 million, or 3.6%, and segment Adjusted EBIT decreased $23.3 million, or 2.5%, from the year ended December 31, 2014. Excluding the impact of weakening foreign currencies, primarily the Euro, the 2014 Wahler acquisition and the 2015 BERU Diesel acquisition, net sales increased 6.7% from the year ended December 31, 2014 primarily due to higher sales of light vehicle turbochargers, partially offset by weak commercial vehicle markets around the world. The segment Adjusted EBIT margin was 16.4% for the year ended December 31, 2015, up from 16.2% in the year ended December 31, 2014.

The Engine segment's net sales for the year ended December 31, 2014 increased $683.8 million, or 13.6%, and segment Adjusted EBIT increased $98.0 million, or 11.9%, from the year ended December 31, 2013. Excluding the impact of the 2014 Wahler acquisition and weaker foreign currencies, primarily the Yen and the Real, net sales increased 8.1% from the year ended December 31, 2013 primarily due to higher sales of turbochargers and engine timing devices. The segment Adjusted EBIT margin was 16.2% for the year ended December 31, 2014, down from 16.4% in the year ended December 31, 2013. The Adjusted EBIT margin decrease was driven by the Wahler acquisition, which increased sales with minimal contribution to Adjusted EBIT primarily due to expenses associated with purchase accounting adjustments.

The Drivetrain segment's net sales for the year ended December 31, 2015 decreased $74.7 million, or 2.8%, and segment Adjusted EBIT decreased $8.7 million, or 2.9%, from the year ended December 31, 2014. Excluding the impact of weakening foreign currencies, primarily the Euro, and the 2015 Remy acquisition, net sales decreased 0.8% from the year ended December 31, 2014 primarily due to lower sales of transmission components in Europe. The segment Adjusted EBIT margin was 11.5% in the year ended December 31, 2015, compared to 11.5% in the year ended December 31, 2014.

The Drivetrain segment's net sales for the year ended December 31, 2014 increased $184.9 million, or 7.6%, and segment Adjusted EBIT increased $51.1 million, or 20.3%, from the year ended December 31, 2013. Excluding the impact of strengthening foreign currencies, primarily the Won, net sales increased 7.4% from the year ended December 31, 2013 primarily due to higher sales of all-wheel drive systems, traditional transmission components, and dual clutch transmission modules. The segment Adjusted EBIT margin was 11.5% in the year ended December 31, 2014, up from 10.3% in the year ended December 31, 2013. The Adjusted EBIT margin increase was primarily driven by operational improvements and continued cost management.

Corporate represents headquarters' expenses not directly attributable to the individual segments and equity in affiliates' earnings. This net expense was $113.2 million, $112.1 million and $110.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Outlook

Our overall outlook for 2016 is cautious. The Company expects weak global production growth, but moderate net new business-related sales growth in 2016 due to rapid adoption of BorgWarner products around the world, partially offset by a stronger U.S. dollar, which would reduce the U.S. dollar value of its foreign currency-denominated sales.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At December 31, 2015, the Company had $577.7 million of cash, of which $441.3 million of cash was held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to, debt service, share repurchases, dividend distributions and other corporate expenses.

On November 6, 2015, BorgWarner Inc. issued €500 million in 1.80% senior notes due November 2022. Interest is payable annually in arrears on November 7 of each year, beginning on November 7, 2016. The Company used the net proceeds from this offering for general corporate purposes, including, but not limited to, the acquisition of Remy. These senior notes are not guaranteed by any of BorgWarner Inc.'s subsidiaries.

On March 16, 2015, BorgWarner Inc. issued $500 million in 3.375% senior notes due March 2025 and $500 million in 4.375% senior notes due March 2045. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The Company used the net proceeds from this offering for general corporate purposes, including, but not limited to, repurchasing shares of the Company's common stock pursuant to our previously announced $1 billion share repurchase program and repaying U.S. short-term debt. These senior notes are not guaranteed by any of BorgWarner Inc.'s subsidiaries.

The Company has a $1 billion multi-currency revolving credit facility which includes a feature that allows the Company's borrowings to be increased to $1.25 billion. The facility provides for borrowings through June 30, 2019. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at December 31, 2015 and expects to remain compliant in future periods. At December 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes.  At December 31, 2015 and 2014, the Company had outstanding borrowings of $215.0 million and $460.9 million, respectively, under this program, which is classified in the Consolidated Balance Sheets in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1 billion.

In addition to the credit facility, the Company's universal shelf registration has an unlimited amount of various debt and equity instruments that could be issued.

On February 11, 2015, April 29, 2015, July 29, 2015 and November 11, 2015, the Company’s Board of Directors declared quarterly cash dividends of $0.13 per share of common stock. These dividends were paid in the twelve months ended December 31, 2015.

The Company's net debt to net capital ratio was 35.4% at December 31, 2015 versus 12.8% at December 31, 2014.

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

    Capitalization

	December 31,
(millions of dollars)	2015	2014
Notes payable and short-term debt	$441.5	$623.7
Long-term debt	2,124.6	716.3
Total debt	2,566.1	1,340.0
Less: cash	577.7	797.8
Total debt, net of cash	1,988.4	542.2
Total equity	3,631.5	3,690.9
Total capitalization	$5,619.9	$4,233.1
Total debt, net of cash, to capital ratio	35.4%	12.8%

Balance sheet debt increased by $1,226.1 million and cash decreased by $220.1 million compared with December 31, 2014. The $1,446.2 million increase in balance sheet debt (net of cash) was primarily due to the $1 billion issuance of senior notes in March 2015, the €500 million issuance of senior notes in November 2015, the 2015 acquisitions of Remy and BERU Diesel, capital expenditures, share repurchases and dividends paid to stockholders, partially offset by net cash provided by operating activities.

Total equity decreased by $59.4 million in the year ended December 31, 2015 as follows:

(millions of dollars)
Balance, January 1, 2015	$3,690.9
Net earnings	646.4
Purchase of treasury stock	(363.0)
Stock-based compensation	34.1
Other comprehensive income	(231.7)
Dividends declared to BorgWarner stockholders	(116.7)
Dividends declared to noncontrolling stockholders	(28.5)
Balance, December 31, 2015	$3,631.5

Operating Activities

Net cash provided by operating activities was $867.9 million, $801.8 million and $718.8 million in the years ended December 31, 2015, 2014 and 2013, respectively. The increase for the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily reflects improved working capital, partially offset by lower net earnings adjusted for non-cash charges to operations. The increase for the year ended December 31, 2014 compared with the year ended December 31, 2013 primarily reflects higher net earnings adjusted for non-cash charges to operations.

Investing Activities

Net cash used in investing activities was $1,759.1 million, $665.1 million and $384.8 million in the years ended December 31, 2015, 2014 and 2013, respectively. The increase in the year ended December 31, 2015 compared with the year ended December 31, 2014 is primarily driven by the 2015 acquisitions of Remy and BERU Diesel and higher capital expenditures, partially offset by the 2014 acquisition of Wahler and a gain on the settlement of net investment hedges in 2015. The increase in the year ended December 31, 2014 compared with the year ended December 31, 2013 is primarily driven by the acquisition of Wahler and higher capital expenditures including tooling outlays. Year over year capital spending increases of $14.3 million and $145.2 million during the years ended December 31, 2015 and December 31, 2014, respectively, were primarily due to higher spending levels required to meet increased program launches worldwide.

Financing Activities

Net cash provided by financing activities was $736.6 million for the year ended December 31, 2015, primarily driven by the $1 billion issuance of senior notes in March 2015 and the €500 million issuance of senior notes in November 2015, partially offset by the decrease in notes payable, treasury stock purchases and dividend payments. Net cash used in financing activities was $201.7 million and $135.4 million for the years ended December 31, 2014 and 2013, respectively. The $66.3 million increase in the year ended December 31, 2014 compared with the year ended December 31, 2013 is primarily driven by lower net borrowings in 2014 and higher dividends paid to BorgWarner stockholders, partially offset by higher payments for the purchase of treasury stock in 2013.

The Company's significant contractual obligation payments at December 31, 2015 are as follows:

(millions of dollars)	Total	2016	2017-2018	2019-2020	After 2020
Other postretirement employee benefits, excluding pensions (a)	$207.5	$17.1	$30.5	$26.5	$133.4
Defined benefit pension plans (b)	53.2	8.5	9.3	10.4	25.0
Notes payable and long-term debt	2,573.3	441.5	63.8	394.0	1,674.0
Projected interest payments	1,056.5	87.1	152.3	137.0	680.1
Non-cancelable operating leases	76.6	31.7	27.5	15.4	2.0
Capital spending obligations	76.9	76.9	—	—	—
Income tax payments (c)	290.8	290.8	—	—	—
Total	$4,334.8	$953.6	$283.4	$583.3	$2,514.5
________________

(a)
Other postretirement employee benefits, excluding pensions, include anticipated future payments to cover retiree medical and life insurance benefits. Refer to Note 11, "Retirement Benefit Plans," to the Consolidated Financial Statements in Item 8 of this report for disclosures related to the Company’s other postretirement employee benefits.

(b)
Since the timing and amount of payments for funded defined benefit pension plans are usually not certain for future years such potential payments are not shown in this table. Amount contained in “After 2020” column is for unfunded plans and includes estimated payments through 2025. Refer to Note 11, "Retirement Benefit Plans," to the Consolidated Financial Statements in Item 8 of this report for disclosures related to the Company’s pension benefits.

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

Off Balance Sheet Arrangements

The Company has certain leases that are recorded as operating leases. Types of operating leases include leases on facilities, an airplane, vehicles and certain office equipment. The total expected future cash outlays for non-cancelable operating lease obligations at December 31, 2015 is $76.6 million. Refer to Note 16, "Leases and Commitments," to the Consolidated Financial Statements in Item 8 of this report for more information on operating leases, including future minimum payments.

Pension and Other Postretirement Employee Benefits

The Company's policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2015, all legal funding requirements had been met. The Company contributed $19.3 million, $53.4 million and $150.4 million to its defined benefit pension plans in the years ended December 31, 2015, 2014 and 2013, respectively. The Company expects to contribute a total of $15 million to $25 million into its defined benefit pension plans during 2016. Of the $15 million to $25 million in projected 2016 contributions, $8.5 million are contractually obligated, while any remaining payments would be discretionary.

The funded status of all pension plans was a net unfunded position of $178.3 million and $172.8 million at December 31, 2015 and 2014, respectively. Of these amounts, $64.3 million and $76.5 million at December 31, 2015 and 2014, respectively, were related to plans in Germany, where there is not a tax deduction allowed under the applicable regulations to fund the plans; hence the common practice is to make contributions as benefit payments become due. In December 2014 and 2013, the Company made discretionary contributions of $30.2 million and $137.5 million, respectively to its German pension plans.

Other postretirement employee benefits primarily consist of postretirement health care benefits for certain employees and retirees of the Company's U.S. operations. The Company funds these benefits as retiree claims are incurred. Other postretirement employee benefits had an unfunded status of $145.3 million and $169.7 million at December 31, 2015 and 2014, respectively.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $5.4 million and $6.2 million at December 31, 2015 and at December 31, 2014, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2015 and December 31, 2014, the Company had approximately 10,100 and 13,300 pending asbestos-related product liability claims, respectively. The decrease in the pending claims is primarily a result of the Company's continued efforts to obtain dismissal of dormant claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The nature of the historical product being encapsulated and the lifecycle of the product allow the Company to aggressively defend against these lawsuits. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the full year of 2015, of the approximately 5,300 claims resolved, 349 (7%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2014, of the approximately 6,500 claims resolved, 397 (6%) resulted in payment being made to a claimant by or on behalf of the Company.

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

In August 2013, the Los Angeles Superior Court entered a jury verdict against the Company in an asbestos-related personal injury action with damages of $35.0 million, of which $32.5 million were punitive and would not be recoverable through insurance. In July 2015, the Court of Appeal for the State of California issued a decision striking the $32.5 million in punitive damages. The plaintiffs sought to reinstate the punitive damages by petitioning for review from the California Supreme Court. In October 2015, the California Supreme Court denied plaintiffs' petition for review. In December 2015, the Company satisfied the amended judgment in full, with respect to compensatory damages only, and received the acknowledgment of satisfaction of judgment from the Los Angeles Superior Court. This decision did not have a material impact on the Consolidated Financial Statements.

To date, the Company has paid and accrued $391.7 million in defense and indemnity costs in advance of insurers' reimbursement and has received $228.4 million in cash and notes from insurers. The net balance of $163.3 million is expected to be fully recovered. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2014, insurers owed $141.9 million in association with these claims.

In addition to the $163.3 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $108.5 million for claims asserted, but not yet resolved and their related defense costs at December 31, 2015. The Company also has a related asset of $108.5 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which is expected to occur subsequent to December 31, 2016. At December 31, 2014, the comparable value of the accrued liability and associated insurance asset was $111.8 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	December 31,
(millions of dollars)	2015	2014
Assets:
Other non-current assets	$108.5	$111.8
Total insurance assets	$108.5	$111.8
Liabilities:
Accounts payable and accrued expenses	$47.7	$47.4
Other non-current liabilities	60.8	64.4
Total accrued liabilities	$108.5	$111.8

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

Concentration of risk The Company performs ongoing credit evaluations of its suppliers and customers and, with the exception of certain financing transactions, does not require collateral from its OEM customers. Some automotive parts suppliers continue to experience commodity cost pressures and the effects of industry overcapacity. These factors have increased pressure on the industry's supply base, as suppliers cope with changing commodity costs, lower production volumes and other challenges. The Company receives certain of its raw materials from sole suppliers or a limited number of suppliers. The inability of a supplier to fulfill supply requirements of the Company could affect future operating results.

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

Goodwill and other indefinite-lived intangible assets During the fourth quarter of each year, the Company qualitatively assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. This qualitative assessment evaluates various events and circumstances, such as macro economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition or divestiture activity, the Company performs a quantitative, "step one," goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

During the fourth quarter of 2015 and prior to the Remy acquisition, the Company performed a qualitative analysis on each reporting unit, except for reporting units with recent restructuring and acquisition activities, and determined it was more-likely-than-not the fair value exceeded the carrying value of these reporting units. For the reporting units with recent restructuring and acquisition activities, the Company performed a quantitative, "step one," goodwill impairment analysis, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of these goodwill impairment analyses is the Company's annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five year projection of future cash flows based on actual new products and customer commitments and assumes the last year of the LRP data is a fair indication of the future performance. Because the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company's facts and circumstances.

The Company believes the assumptions and estimates used to determine the estimated fair values are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company's December 31, 2015 goodwill quantitative, "step one," impairment reviews are as follows:

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

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2015 indicated the Company's goodwill assigned to these reporting units that were quantitatively assessed was not impaired and contained fair values substantially higher than the reporting units' carrying values. Additionally, sensitivity analyses were completed indicating a one percent increase in the discount rate or a one percent decrease in the operating margin assumptions would not result in the carrying values exceeding the fair values of the reporting units quantitatively assessed.

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

	Year Ended December 31,
(millions of dollars)	2015	2014	2013
Net sales	$8,023.2	$8,305.1	$7,436.6
Warranty provision	$28.6	$47.8	$43.1
Warranty provision as a percentage of net sales	0.4%	0.6%	0.6%

The following table illustrates the sensitivity of a 25 basis point change (as a percentage of net sales) in the assumed warranty trend on the Company's accrued warranty liability:

	December 31,
(millions of dollars)	2015	2014	2013
25 basis point decrease (income)/expense	$(20.1)	$(20.8)	$(18.6)
25 basis point increase (income)/expense	$20.1	$20.8	$18.6

At December 31, 2015, the total accrued warranty liability was $107.9 million. The accrual is represented as $70.6 million in current liabilities and $37.3 million in non-current liabilities on our Consolidated Balance Sheet.

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

Environmental contingencies The Company works with outside experts to determine a range of potential liability for environmental sites. The ranges for each individual site are then aggregated into a loss range for the total accrued liability. We record an accrual at the most probable amount within the range unless one cannot be determined; in which case we record the accrual at the low end of the range. Management's estimate of the loss for environmental liability was $5.4 million at December 31, 2015.

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

In accordance with GAAP, actual results that differ from assumptions used are accumulated and generally amortized over future periods. The primary assumptions affecting the Company's accounting for employee benefits under ASC Topics 712 and 715 as of December 31, 2015 are as follows:

•
Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs, including historical returns for the different asset classes held by the Company's trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans' invested assets. In determining its pension expense for the year ended December 31, 2015, the Company used long-term rates of return on plan assets ranging from 1.75% to 6.75% outside of the U.S. and 6.71% in the U.S.

Actual returns on U.S. pension assets were 0.1%, 10.3% and 8.3% for the years ended December 31, 2015, 2014 and 2013, respectively, compared to the expected rate of return assumption of 6.75% for the same years ended.

Actual returns on U.K. pension assets were 1.0%, 16.5% and 12.8% for the years ended December 31, 2015, 2014 and 2013, respectively, compared to the expected rate of return assumption of 6.75% for the same years ended.

Actual return on German pension assets was 5.1% and 14.5% for the years ended December 31, 2015 and 2014, respectively, compared to the expected rate of return assumption of 6.6% for the same years ended.

•
Discount rate: At December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits for plans that utilize a yield curve approach. This change compared to the previous method will result in different service and interest components of net periodic benefit cost (credit) in future periods. Historically, the Company estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the spot yield curve rates. The change in the service and interest costs going forward is not expected to be significant. The Company has accounted for this change as a change in accounting estimate.

The discount rate is used to calculate pension and postretirement employee benefit obligations (“OPEB”). The Company used discount rates ranging from 0.50% to 8.75% to determine its pension and other benefit obligations as of December 31, 2015, including weighted average discount rates of 4.15% in the U.S., 2.99% outside of the U.S., and 3.84% for U.S. other postretirement health care plans. The U.S. discount rate reflects the fact that our U.S. pension plan has been closed for new participants since 1989 (1999 for our U.S. health care plan).

•
Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company specific historical trends for health care cost to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postretirement employee health care plans as of December 31, 2015, the Company used health care cost trend rates of 7.14%, declining to an ultimate trend rate of 5% by the year 2022.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and other postretirement employee benefit obligations and its future expense.

The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2016 pre-tax pension expense:

(millions of dollars)	Impact on U.S. 2016 pre-tax pension (expense)/income		Impact on Non-U.S. 2016 pre-tax pension (expense)/income
One percentage point decrease in discount rate	$—	*	$(9.6)
One percentage point increase in discount rate	$—	*	$9.6
One percentage point decrease in expected return on assets	$(2.2)		$(3.9)
One percentage point increase in expected return on assets	$2.2		$3.9
________________
* A one percentage point increase or decrease in the discount rate would have a negligible impact on the Company’s U.S. 2016 pre-tax pension expense.

The following table illustrates the sensitivity to a change in the discount rate assumption related to the Company’s U.S. OPEB interest expense:

(millions of dollars)	Impact on 2016 pre-tax OPEB interest (expense)/income
One percentage point decrease in discount rate	$(1.0)
One percentage point increase in discount rate	$1.0

The sensitivity to a change in the discount rate assumption related to the Company's total 2016 U.S. OPEB expense is expected to be negligible, as any increase in interest expense will be offset by net actuarial gains.

The following table illustrates the sensitivity to a one-percentage point change in the assumed health care cost trend related to the Company's OPEB obligation and service and interest cost:

	One Percentage Point
(millions of dollars)	Increase	Decrease
Effect on other postretirement employee benefit obligation	$10.8	$(9.3)
Effect on total service and interest cost components	$0.4	$(0.4)

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

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of ASC Topic 605. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2015, the Company has recorded a liability for its best estimate of the more-likely-than-not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

Refer to Note 4, "Income Taxes," to the Consolidated Financial Statements in Item 8 of this report for more information regarding income taxes.

New Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." Under this guidance, deferred tax liabilities and assets are required to be classified as noncurrent in a classified statement of financial position. Prior to this guidance, the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) would be presented as a net current asset or liability and net non-current asset or liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier application permitted. The Company adopted this guidance prospectively as of December 31, 2015 and accordingly, prior period amounts have not been revised.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." Under this guidance, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

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

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." Under this guidance, investments measured at net asset value, as a practical expedient for fair value, are excluded from the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance is not expected to have an impact on the Company's Consolidated Financial Statements, but will impact pension asset disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company's adoption of this guidance as of December 31, 2015 would result in the reduction of assets and liabilities by approximately $16 million.

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

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At December 31, 2015, the amount of debt with fixed interest rates was 81.1% of total debt, including the impact of the interest rate swaps. Our earnings exposure related to adverse movements in interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to floating money market rates. A 10% increase or decrease in the average cost of our variable rate debt would result in a change in pre-tax interest expense of approximately $2.1 million, $0.2 million and $1.7 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our most significant currency exposures relate to the British Pound, the Chinese Yuan, the Euro, the Hungarian Forint, the Japanese Yen, the Mexican Peso, the Swedish Krona and the South Korean Won. We mitigate our foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets we serve, by invoicing customers in the same currency as the source of the products and by funding some of our investments in foreign markets through local currency loans. Such non-U.S. Dollar debt was $144.6 million and $129.6 million as of December 31, 2015 and 2014, respectively. We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts in order to reduce exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency. As a result of the Remy acquisition, the Company acquired foreign exchange forward contracts with market values reflecting a cumulative loss of $7.5 million. These contracts were assumed by the Company at fair market value and designated as hedges of future cash flows. As of December 31, 2015, the Company was holding foreign exchange derivatives with positive and negative fair market values of $2.4 million and $2.5 million, respectively, all of which mature in less than one year.

The foreign currency translation adjustment losses of $260.5 million and $341.8 million for the years ended December 31, 2015 and 2014, respectively, and the foreign currency translation adjustment income of $40.3 million for the year ended December 31, 2013 contained within our Consolidated Statements of Comprehensive Income represent the foreign currency translational impacts of converting our non-U.S. dollar subsidiaries financial statements to the Company’s reporting currency (U.S. Dollar). The 2015 foreign currency translation adjustment loss was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 10% in relation to the Euro between December 31, 2014 and 2015. This 10% change in the Euro increased other comprehensive loss by approximately $220 million. The 2014 foreign currency translation adjustment loss was primarily due to the impact of the strengthening U.S. dollar, which increased approximately 12% in relation to the Euro between December 31, 2013 and 2014. This 12% change in the Euro increased other comprehensive loss by approximately $243 million. The 2013 foreign currency translation adjustment income was primarily due to the impact of a weakening U.S. Dollar in relation to the Euro.

Commodity Price Risk

Commodity price risk is the possibility that we will incur economic losses due to adverse changes in the cost of raw materials used in the production of our products. Commodity forward and option contracts are executed to offset our exposure to potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As a result of the Remy acquisition, the Company acquired commodity derivative contracts with market values reflecting a cumulative loss of $9.2 million. These contracts were assumed by the Company at fair market value and have been designated as hedges of future cash flows. As of December 31, 2015, the Company had forward and option commodity contracts with a total notional value of $38.8 million. As of December 31, 2015, the Company was holding commodity derivatives with a negative fair market value of $2.1 million, of which $2.0 million mature in less than one year.

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

For information regarding interest rate risk, foreign currency exchange risk and commodity price risk, refer to the Financial Instruments footnote. For information regarding the levels of indebtedness subject to interest rate fluctuation, refer to the Notes Payable and Long-Term Debt footnote. For information regarding the level of business outside the United States, which is subject to foreign currency exchange rate market risk, refer to the Reporting Segments and Related Information footnote.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BorgWarner Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BorgWarner Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Remy International, Inc. from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during November 2015. We have also excluded Remy International, Inc. from our audit of internal control over financial reporting. Remy International, Inc. is a wholly-owned business whose total assets and total net sales represent 8% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 11, 2016

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share amounts)	2015	2014
ASSETS
Cash	$577.7	$797.8
Receivables, net	1,665.0	1,443.5
Inventories, net	723.6	505.7
Deferred income taxes	—	93.6
Prepayments and other current assets	169.0	130.2
Total current assets	3,135.3	2,970.8

Property, plant and equipment, net	2,448.1	2,093.9
Investments and other long-term receivables	460.9	403.3
Goodwill	1,757.7	1,205.7
Other intangible assets, net	543.8	151.1
Other non-current assets	495.7	403.2
Total assets	$8,841.5	$7,228.0

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$441.5	$623.7
Accounts payable and accrued expenses	1,866.4	1,530.3
Income taxes payable	49.4	14.2
Total current liabilities	2,357.3	2,168.2

Long-term debt	2,124.6	716.3

Other non-current liabilities:
Retirement-related liabilities	312.9	326.6
Other	415.2	326.0
Total other non-current liabilities	728.1	652.6

Capital stock:
Preferred stock, $0.01 par value; authorized shares: 5,000,000; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized shares: 390,000,000; issued shares: (2015 - 246,387,057; 2014 - 246,390,620); outstanding shares: (2015 - 219,324,821; 2014 - 226,430,083)	2.5	2.5
Non-voting common stock, $0.01 par value; authorized shares: 25,000,000; none issued and outstanding	—	—
Capital in excess of par value	1,109.7	1,112.4
Retained earnings	4,210.1	3,717.1
Accumulated other comprehensive loss	(610.2)	(383.6)
Common stock held in treasury, at cost: (2015 - 27,062,236 shares; 2014 - 19,960,537 shares)	(1,158.4)	(832.2)
Total BorgWarner Inc. stockholders’ equity	3,553.7	3,616.2
Noncontrolling interest	77.8	74.7
Total equity	3,631.5	3,690.9
Total liabilities and equity	$8,841.5	$7,228.0

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per share amounts)	2015	2014	2013
Net sales	$8,023.2	$8,305.1	$7,436.6
Cost of sales	6,320.1	6,548.7	5,879.1
Gross profit	1,703.1	1,756.4	1,557.5

Selling, general and administrative expenses	662.0	698.9	639.7
Other expense, net	101.4	93.8	62.6
Operating income	939.7	963.7	855.2

Equity in affiliates’ earnings, net of tax	(40.0)	(47.3)	(43.5)
Interest income	(7.5)	(5.5)	(4.8)
Interest expense and finance charges	60.4	36.4	34.2
Earnings before income taxes and noncontrolling interest	926.8	980.1	869.3

Provision for income taxes	280.4	292.6	218.3
Net earnings	646.4	687.5	651.0

Net earnings attributable to the noncontrolling interest, net of tax	36.7	31.7	26.7
Net earnings attributable to BorgWarner Inc.	$609.7	$655.8	$624.3

Earnings per share — basic	$2.72	$2.89	$2.73

Earnings per share — diluted	$2.70	$2.86	$2.70

Weighted average shares outstanding (thousands):
Basic	224,414	227,150	228,600
Diluted	225,648	228,924	231,337

Dividends declared per share	$0.52	$0.51	$0.25

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions of dollars)	2015	2014	2013
Net earnings attributable to BorgWarner Inc.	$609.7	$655.8	$624.3

Other comprehensive (loss) income
Foreign currency translation adjustments	(260.5)	(341.8)	40.3
Hedge instruments*	(3.7)	17.7	21.2
Defined benefit postretirement plans*	37.4	(45.8)	44.3
Other*	0.2	0.3	1.5
Total other comprehensive (loss) income attributable to BorgWarner Inc.	(226.6)	(369.6)	107.3

Comprehensive income attributable to BorgWarner Inc.	383.1	286.2	731.6
Comprehensive (loss) income attributable to the noncontrolling interest	(5.1)	(3.9)	1.7
Comprehensive income	$378.0	$282.3	$733.3
____________________________________

*	Net of income taxes.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions of dollars)	2015	2014	2013
OPERATING
Net earnings	$646.4	$687.5	$651.0
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and amortization	320.2	330.4	299.4
Restructuring expense, net of cash paid	36.3	45.8	48.5
Gain on previously held equity interest	(10.8)	—	—
Pension settlement loss	25.7	3.1	—
Stock-based compensation expense	40.2	32.1	36.6
Deferred income tax provision (benefit)	13.3	42.3	(22.9)
Equity in affiliates’ earnings, net of dividends received, and other	(21.9)	(5.2)	(21.3)
Net earnings adjusted for non-cash charges to operations	1,049.4	1,136.0	991.3
Changes in assets and liabilities:
Receivables	(81.8)	(248.7)	(91.7)
Inventories	(52.9)	(39.7)	(14.8)
Prepayments and other current assets	(9.4)	12.7	(14.2)
Accounts payable and accrued expenses	23.1	129.1	33.1
Income taxes payable	34.6	(28.7)	(30.0)
Other non-current assets and liabilities	(95.1)	(158.9)	(154.9)
Net cash provided by operating activities	867.9	801.8	718.8
INVESTING
Payments for businesses acquired, including restricted cash, net of cash acquired	(1,199.6)	(110.5)	—
Capital expenditures, including tooling outlays	(577.3)	(563.0)	(417.8)
Proceeds from settlement of net investment hedges	13.1	—	—
Proceeds from asset disposals and other	4.7	8.4	33.0
Net cash used in investing activities	(1,759.1)	(665.1)	(384.8)
FINANCING
Net (decrease) increase in notes payable	(316.7)	493.2	(44.4)
Additions to long-term debt, net of debt issuance costs	1,569.2	130.5	289.5
Repayments of long-term debt, including current portion	(29.8)	(431.6)	(77.0)
Repayments of accounts receivable securitization facility	—	(110.0)	—
Payments for purchase of treasury stock	(349.8)	(139.9)	(225.5)
Proceeds from (payments for) stock-based compensation items	3.7	(6.7)	(7.9)
Dividends paid to BorgWarner stockholders	(116.7)	(116.1)	(56.8)
Dividends paid to noncontrolling stockholders	(23.3)	(21.1)	(13.3)
Net cash provided by (used in) financing activities	736.6	(201.7)	(135.4)
Effect of exchange rate changes on cash	(65.5)	(76.7)	25.2
Net (decrease) increase in cash	(220.1)	(141.7)	223.8
Cash at beginning of year	797.8	939.5	715.7
Cash at end of year	$577.7	$797.8	$939.5

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$70.2	$49.5	$50.4
Income taxes, net of refunds	$183.8	$229.7	$252.9
Non-cash investing transactions
Liabilities assumed from business acquired	$31.1	$3.2	$—
Non-cash financing transactions
Debt assumed from business acquired	$10.9	$40.3	$—
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Number of shares		BorgWarner Inc. stockholder's equity
(in millions of dollars, except share data)	Issued common stock	Common stock held in treasury	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, January 1, 2013	246,046,318	(14,900,920)	$1.2	$1,160.7	$(569.2)	$2,611.2	$(121.3)	$63.5
Dividends declared	—	—	—	—	—	(56.8)	—	(20.1)
Stock incentive plans	8,200	861,866	—	(2.9)	35.9	—	—	—
Net issuance for executive stock plan	—	644,638	—	(33.7)	44.5	—	—	—
Net issuance of restricted stock	367,375	148,485	—	(2.2)	(12.9)	—	—	—
Purchase of treasury stock	—	(5,243,106)	—	—	(225.5)	—	—	—
Stock split	—	—	1.3	—	—	(1.3)	—	—
Net earnings	—	—	—	—	—	624.3	—	26.7
Other comprehensive income	—	—	—	—	—	—	107.3	1.7
Balance, December 31, 2013	246,421,893	(18,489,037)	$2.5	$1,121.9	$(727.2)	$3,177.4	$(14.0)	$71.8
Dividends declared	—	—	—	—	—	(116.1)	—	(24.9)
Stock incentive plans	—	283,090	—	5.4	11.5	—	—	—
Net issuance for executive stock plan	—	336,883	—	(13.3)	24.7	—	—	—
Net issuance of restricted stock	(31,273)	326,074	—	(1.6)	(1.3)	—	—	—
Purchase of treasury stock	—	(2,417,547)	—	—	(139.9)	—	—	—
Net earnings	—	—	—	—	—	655.8	—	31.7
Other comprehensive loss	—	—	—	—	—	—	(369.6)	(3.9)
Balance, December 31, 2014	246,390,620	(19,960,537)	$2.5	$1,112.4	$(832.2)	$3,717.1	$(383.6)	$74.7
Dividends declared	—	—	—	—	—	(116.7)	—	(28.5)
Stock incentive plans	—	439,653	—	(1.8)	18.6	—	—	—
Net issuance for executive stock plan	—	—	—	2.4	—	—	—	—
Net issuance of restricted stock	(3,563)	532,951	—	(3.3)	18.2	—	—	—
Purchase of treasury stock	—	(8,074,303)	—	—	(363.0)	—	—	—
Net earnings	—	—	—	—	—	609.7	—	36.7
Other comprehensive loss	—	—	—	—	—	—	(226.6)	(5.1)
Balance, December 31, 2015	246,387,057	(27,062,236)	$2.5	$1,109.7	$(1,158.4)	$4,210.1	$(610.2)	$77.8

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a leading global supplier of highly engineered automotive systems and components primarily for powertrain applications. Our products help improve vehicle performance, fuel efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles ("SUVs"), vans and light trucks). The Company's products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, Asia, the Americas and Africa and is an original equipment supplier to every major automotive OEM in the world. The Company's products fall into two reporting segments: Engine and Drivetrain.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash Restricted cash relates to amounts deposited with the paying agent to settle shares of Remy International Inc. ("Remy") stock in connection with the acquisition of Remy on November 10, 2015, that have not been paid to the shareholders.

Receivables, net The Company factors certain receivables through third party financial institutions without recourse. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. The Company does not service any domestic accounts after the factoring has occurred. The Company does not have any servicing assets or liabilities.

See the Balance Sheet Information footnote to the Consolidated Financial Statements for more information on receivables, net.

Inventories, net Inventories are valued at the lower of cost or market. Cost of certain U.S. inventories is determined using the last-in, first-out (“LIFO”) method, while other U.S. and foreign operations use the first-in, first-out (“FIFO”) or average-cost methods. Inventory held by U.S. operations using the LIFO method was $122.2 million and $108.7 million at December 31, 2015 and 2014, respectively. Such inventories, if valued at current cost instead of LIFO, would have been greater by $14.2 million and $18.3 million at December 31, 2015 and 2014, respectively.

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

Goodwill and other indefinite-lived intangible assets During the fourth quarter of each year, the Company qualitatively assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. This qualitative assessment evaluates various events and circumstances, such as macro economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition or divestiture activity, the Company performs a quantitative, "step one," goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." Under this guidance, deferred tax liabilities and assets are required to be classified as noncurrent in a classified statement of financial position. Prior to this guidance, the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) would be presented as a net current asset or liability and net non-current asset or liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier application permitted. The Company adopted this guidance prospectively as of December 31, 2015 and accordingly, prior period amounts have not been revised.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." Under this guidance, an acquirer is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

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

In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." Under this guidance, investments measured at net asset value, as a practical expedient for fair value, are excluded from the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance is not expected to have an impact on the Company's Consolidated Financial Statements, but will impact pension asset disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company's adoption of this guidance as of December 31, 2015 would result in the reduction of assets and liabilities by approximately $16 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
(millions of dollars)	2015	2014	2013
Gross R&D expenditures	$386.2	$392.8	$350.4
Customer reimbursements	(78.8)	(56.6)	(47.2)
Net R&D expenditures	$307.4	$336.2	$303.2

Net R&D expenditures as a percentage of net sales were 3.8%, 4.0% and 4.1% for the years ended December 31, 2015, 2014 and 2013, respectively. The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of net R&D expenditures in any of the years presented.

NOTE 3    OTHER EXPENSE, NET

Items included in other expense, net consist of:

	Year Ended December 31,
(millions of dollars)	2015	2014	2013
Restructuring expense	$65.7	$90.8	$39.8
Pension settlement	25.7	3.1	—
Merger and acquisition expense	21.8	—	—
Gain on previously held equity interest	(10.8)	—	—
Intangible asset impairment	—	10.3	12.5
Program termination agreement	—	—	11.3
Retirement related obligations	—	—	5.9
Other	(1.0)	(10.4)	(6.9)
Other expense, net	$101.4	$93.8	$62.6

During the years ended December 31, 2015, 2014 and 2013, the Company recorded restructuring expense of $65.7 million, $90.8 million and $39.8 million, respectively, primarily related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. The restructuring expense also includes amounts related to a global realignment plan intended to enhance treasury

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management flexibility. See the Restructuring footnote to the Consolidated Financial Statements for further discussion of these expenses.

During the fourth quarter of 2015, the Company settled approximately $48 million of its projected benefit obligation by transferring approximately $48 million in plan assets through a lump-sum pension de-risking disbursement made to an insurance company. This agreement unconditionally and irrevocably guarantees all future payments to certain participants that were receiving payments from the U.S. pension plan. The insurance company assumes all investment risk associated with the assets that were delivered as part of this transaction. As a result, the Company recorded a non-cash settlement loss of $25.7 million related to the accelerated recognition of unamortized losses. Additionally, during the third quarter of 2014, the Company discharged certain U.S. pension plan obligations by making lump-sum payments to former employees of the Company. As a result of this action, the Company recorded a settlement loss of $3.1 million in the U.S. pension plan.

During the fourth quarter of 2015, the Company acquired 100% of the equity interests in Remy. During the year ended December 31, 2015, the Company incurred $21.8 million of merger and acquisition expenses primarily related to this transaction. This amount includes $13.0 million related to investment banker fees and $8.8 million related to other professional fees. See the Recent Transactions footnote to the Consolidated Financial Statements for further discussion of this acquisition.

During the first quarter of 2015, the Company completed the purchase of the remaining 51% of BERU Diesel Start Systems Pvt. Ltd. ("BERU Diesel") by acquiring the shares of its former joint venture partner. As a result of this transaction, the Company recorded a $10.8 million gain on the previously held equity interest in this joint venture. See the Recent Transactions footnote to the Consolidated Financial Statements for further discussion of this acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	INCOME TAXES

Earnings before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31,
(millions of dollars)	2015	2014	2013
Earnings before income taxes:
U.S.	$125.6	$218.8	$136.2
Non-U.S.	801.2	761.3	733.1
Total	$926.8	$980.1	$869.3
Provision for income taxes:
Current:
Federal	$32.5	$25.7	$27.7
State	(4.3)	3.9	2.6
Foreign	228.3	220.8	211.1
Total current	256.5	250.4	241.4
Deferred:
Federal	31.8	66.2	(2.3)
State	2.6	(1.2)	(7.3)
Foreign	(10.5)	(22.8)	(13.5)
Total deferred	23.9	42.2	(23.1)
Total provision for income taxes	$280.4	$292.6	$218.3

The provision for income taxes resulted in an effective tax rate of 30.3%, 29.9% and 25.1% for the years ended December 31, 2015, 2014 and 2013, respectively. An analysis of the differences between the effective tax rate and the U.S. statutory rate for the years ended December 31, 2015, 2014 and 2013 is presented below.

	Year Ended December 31,
(millions of dollars)	2015	2014	2013
Income taxes at U.S. statutory rate of 35%	$324.4	$343.0	$304.3
Increases (decreases) resulting from:
State taxes, net of federal benefit	8.2	2.6	2.3
U.S. tax on non-U.S. earnings	31.5	18.8	(2.8)
Affiliates' earnings	(14.0)	(16.2)	(15.6)
Foreign rate differential	(92.6)	(84.1)	(73.4)
Tax holidays	(21.2)	(23.6)	(15.6)
Withholding taxes	7.8	10.6	15.4
Tax credits	(3.2)	(3.9)	(6.9)
Reserve adjustments, settlements and claims	19.4	41.0	0.5
Valuation allowance adjustments	8.3	5.5	(1.4)
Other	11.8	(1.1)	11.5
Provision for income taxes, as reported	$280.4	$292.6	$218.3

The Company's provision for income taxes for the year ended December 31, 2015, includes tax benefits of $9.0 million, $3.8 million and $3.7 million related to the pension settlement loss, merger and acquisition expense and restructuring expense, respectively, discussed in the Other Expense, Net footnote. Additionally, this rate includes a tax benefit of $9.9 million primarily related to foreign tax incentives and tax settlements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's provision for income taxes for the year ended December 31, 2014, includes tax benefits of $15.3 million, $0.4 million and $1.1 million related to restructuring expense, intangible asset impairment losses and the pension settlement loss, respectively, discussed in the Other Expense, Net footnote.

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

A roll forward of the Company's total gross unrecognized tax benefits for the years ended December 31, 2015 and 2014, respectively, is presented below. Of the total $127.3 million of unrecognized tax benefits as of December 31, 2015, approximately $57.2 million of the total represents the amount, if recognized, would affect the Company's effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in the U.S. federal income taxes which would occur upon recognition of the state tax benefits and U.S. foreign tax credits included therein.

(millions of dollars)	2015	2014
Balance, January 1	$60.4	$22.9
Additions based on tax positions related to current year	20.7	19.3
Additions for tax positions of prior years	6.7	22.5
Additions from acquisitions	53.4	—
Reductions for closure of tax audits and settlements	(10.4)	—
Reductions for lapse in statute of limitations	(0.3)	(1.5)
Translation adjustment	(3.2)	(2.8)
Balance, December 31	$127.3	$60.4

Remy applied for a bilateral Advance Pricing Agreement ("APA") between the U.S. Internal Revenue Service and South Korea National Tax Service covering the tax years 2007 through 2014.  The Company recorded a current tax liability and related U.S. foreign tax credits of approximately $44.0 million with respect to this matter.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The amount recognized in income tax expense for 2015 and 2014 is $2.3 million and $1.9 million, respectively. The Company has an accrual of approximately $12.8 million and $10.3 million for the payment of interest and penalties at December 31, 2015 and 2014, respectively. It is expected that the bilateral APA referenced above may be settled in early 2016. Other possible changes within the next 12 months cannot be reasonably estimated at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal, various state jurisdictions and various foreign jurisdictions. In certain tax jurisdictions, the Company may have more than one taxpayer. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Years no longer subject to audit	Tax jurisdiction	Years no longer subject to audit
U.S. Federal	2011 and prior	Hungary	2008 and prior
China	2009 and prior	Japan	2011 and prior
France	2012 and prior	Mexico	2009 and prior
Germany	2007 and prior	South Korea	2009 and prior

The gross components of deferred tax assets and liabilities as of December 31, 2015 and 2014 consist of the following:

	December 31,
(millions of dollars)	2015	2014
Deferred tax assets:
Foreign tax credits	$142.6	$121.8
Employee compensation	34.6	33.8
Other comprehensive loss	79.7	90.3
Research and development capitalization	100.4	115.6
Net operating loss and capital loss carryforwards	81.8	59.4
Pension and other postretirement benefits	41.1	29.4
Other	125.3	87.1
Total deferred tax assets	$605.5	$537.4
Valuation allowance	(71.0)	(46.4)
Net deferred tax asset	$534.5	$491.0
Deferred tax liabilities:
Goodwill and intangible assets	(259.2)	(133.1)
Fixed assets	(115.5)	(93.4)
Other	(66.4)	(40.0)
Total deferred tax liabilities	$(441.1)	$(266.5)
Net deferred taxes	$93.4	$224.5

At December 31, 2015, certain non-U.S. subsidiaries have net operating loss carryforwards totaling $165.4 million available to offset future taxable income. Of the total $165.4 million, $130.6 million expire at various dates from 2016 through 2035 and the remaining $34.8 million have no expiration date. The Company has a valuation allowance of $25.5 million recorded on $95.8 million of non-U.S. net operating loss carryforwards. Certain U.S. subsidiaries have state net operating loss carryforwards totaling $833.2 million which are partially offset by a valuation allowance of $591.6 million. The state net operating loss carryforwards expire at various dates from 2016 to 2035. Certain non-U.S. subsidiaries located in China, Korea and Poland had tax exemptions or tax holidays, which reduced tax expense approximately $21.2 million and $23.6 million in 2015 and 2014, respectively. The U.S. has foreign tax credit carryforwards of $142.6 million, which expire at various dates from 2018 through 2024.

The Company is not required to provide U.S. federal or state income taxes on cumulative undistributed earnings of foreign subsidiaries when such earnings are considered permanently reinvested. The Company's policy is to evaluate this assertion on a quarterly basis. At December 31, 2015, the Company's deferred tax liability associated with unremitted foreign earnings was $32.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the acquisition of Remy, management executed a legal restructuring plan to align the Remy and BorgWarner non-US businesses.  This transaction resulted in a taxable gain in the U.S., which will be partially offset by Remy tax attributes including a net operating loss carryforward of $63.4 million and foreign tax credits of $108.1 million. The net impact of this transaction resulted in a foreign tax credit carryforward of $26.0 million.  The net U.S. cash tax liability resulting from the transaction is estimated to be $8.6 million.

The Company has not recorded deferred income taxes on the difference between the book and tax basis of investments in foreign subsidiaries or foreign equity affiliates totaling approximately $3.3 billion in 2015, as these amounts are essentially permanent in nature. The difference will become taxable upon repatriation of assets, sale or liquidation of the investment. Due to fluctuation in tax laws around the world and fluctuations in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on this difference because the actual tax liability, if any, is dependent on circumstances existing when the repatriation occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5	BALANCE SHEET INFORMATION

Detailed balance sheet data is as follows:

	December 31,
(millions of dollars)	2015	2014
Receivables, net:
Customers	$1,423.6	$1,200.6
Other	243.3	245.2
Gross receivables	1,666.9	1,445.8
Bad debt allowance(a)	(1.9)	(2.3)
Total receivables, net	$1,665.0	$1,443.5
Inventories, net:
Raw material and supplies	$412.9	$319.5
Work in progress	102.5	89.0
Finished goods	222.4	115.5
FIFO inventories	737.8	524.0
LIFO reserve	(14.2)	(18.3)
Total inventories, net	$723.6	$505.7
Prepayments and other current assets:
Prepaid tooling	$98.5	$72.5
Restricted cash	12.3	—
Prepaid taxes	11.9	17.2
Other	46.3	40.5
Total prepayments and other current assets	$169.0	$130.2
Property, plant and equipment, net:
Land and land use rights	$118.2	$107.0
Buildings	661.7	677.8
Machinery and equipment	2,154.3	1,940.3
Capital leases	7.2	8.4
Construction in progress	386.4	310.4
Property, plant and equipment, gross	3,327.8	3,043.9
Accumulated depreciation	(1,036.8)	(1,076.8)
Property, plant & equipment, net, excluding tooling	2,291.0	1,967.1
Tooling, net of amortization	157.1	126.8
Property, plant & equipment, net	$2,448.1	$2,093.9
Investments and other long-term receivables:
Investment in equity affiliates	$200.1	$184.2
Other long-term receivables	260.8	219.1
Total investments and other long-term receivables	$460.9	$403.3
Other non-current assets:
Deferred income taxes	$213.5	$180.5
Product liability insurance asset	108.5	111.8
Other	173.7	110.9
Total other non-current assets	$495.7	$403.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
(millions of dollars)	2015	2014
Accounts payable and accrued expenses:
Trade payables	$1,225.6	$979.2
Payroll and employee related	201.1	199.5
Product warranties	70.6	91.9
Customer related	55.7	58.1
Product liability	47.7	47.4
Unrecognized tax benefits	45.5	—
Severance	29.4	43.9
Interest	20.4	12.0
Retirement related	20.1	20.0
Dividends payable to noncontrolling shareholders	20.0	15.9
Derivatives	19.1	2.4
Other	111.2	60.0
Total accounts payable and accrued expenses	$1,866.4	$1,530.3
Other non-current liabilities:
Deferred income taxes	$120.1	$46.8
Product liability	60.8	64.4
Product warranties	37.3	40.1
Deferred revenue	36.6	37.8
Other	160.4	136.9
Total other non-current liabilities	$415.2	$326.0

(a) Bad debt allowance:	2015	2014	2013
Beginning balance, January 1	$(2.3)	$(2.1)	$(2.1)
Provision	(0.5)	(0.6)	(0.3)
Write-offs	0.7	0.3	0.4
Translation adjustment and other	0.2	0.1	(0.1)
Ending balance, December 31	$(1.9)	$(2.3)	$(2.1)

As of December 31, 2015 and December 31, 2014, accounts payable of $76.9 million and $58.4 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the years ended December 31, 2015, 2014 and 2013 were $16.5 million, $13.5 million and $11.9 million respectively.

NSK-Warner KK ("NSK-Warner")

The Company has a 50% interest in NSK-Warner, a joint venture based in Japan that manufactures automatic transmission components. The Company's share of the earnings reported by NSK-Warner is accounted for using the equity method of accounting. NSK-Warner is the joint venture partner with a 40% interest in the Drivetrain Segment's South Korean subsidiary, BorgWarner Transmission Systems Korea Ltd. Dividends from NSK-Warner were $18.0 million, $45.1 million and $31.0 million in calendar years ended December 31, 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NSK-Warner has a fiscal year-end of March 31. The Company's equity in the earnings of NSK-Warner consists of the 12 months ended November 30. Following is summarized financial data for NSK-Warner, translated using the ending or periodic rates, as of and for the years ended November 30, 2015, 2014 and 2013 (unaudited):

	November 30,
(millions of dollars)	2015	2014
Balance sheets:
Cash and securities	$74.9	$65.6
Current assets, including cash and securities	231.9	237.2
Non-current assets	167.5	144.3
Current liabilities	119.1	128.1
Non-current liabilities	39.3	37.7
Total equity	241.0	215.7

	Year Ended November 30,
(millions of dollars)	2015	2014	2013
Statements of operations:
Net sales	$519.0	$546.4	$604.0
Gross profit	118.6	124.5	126.6
Net earnings	73.3	80.3	68.3

NSK-Warner had no debt outstanding as of November 30, 2015 and 2014. Purchases by the Company from NSK-Warner were $23.0 million, $21.3 million and $22.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 6	GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of each year, the Company qualitatively assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. This qualitative assessment evaluates various events and circumstances, such as macro economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition or divestiture activity, the Company performs a quantitative, "step one," goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

During the fourth quarter of 2015 and prior to the Remy acquisition, the Company performed a qualitative analysis on each reporting unit, except for reporting units with recent restructuring and acquisition activities, and determined it was more-likely-than-not the fair value exceeded the carrying value of these reporting units. For the reporting units with recent restructuring and acquisition activities, the Company performed a quantitative, "step one," goodwill impairment analysis, which requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of these goodwill impairment analyses is the Company's annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five year projection of future cash flows based on actual new products and customer commitments and assumes the last year of the LRP data is a fair indication of the future performance. Because the LRP is estimated over a significant future period of time, those estimates and assumptions are subject to a high degree of uncertainty. Further, the market valuation models

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company's facts and circumstances.

The Company believes the assumptions and estimates used to determine the estimated fair values are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company's December 31, 2015 goodwill quantitative, "step one," impairment reviews are as follows:

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

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2015 indicated the Company's goodwill assigned to these reporting units that were quantitatively assessed was not impaired and contained fair values substantially higher than the reporting units' carrying values. Additionally, sensitivity analyses were completed indicating a one percent increase in the discount rate or a one percent decrease in the operating margin assumptions would not result in the carrying values exceeding the fair values of the reporting units quantitatively assessed.

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	2015		2014
(millions of dollars)	Engine	Drivetrain	Engine	Drivetrain
Gross goodwill balance, January 1	$1,362.0	$345.7	$1,331.9	$367.1
Accumulated impairment losses, January 1	(501.8)	(0.2)	(501.8)	(0.2)
Net goodwill balance, January 1	$860.2	$345.5	$830.1	$366.9
Goodwill during the year:
Acquisitions*	11.6	584.7	76.9	—
Translation adjustment and other	(35.4)	(8.9)	(46.8)	(21.4)
Ending balance, December 31	$836.4	$921.3	$860.2	$345.5
________________

*	Acquisitions relate to the Company's 2015 purchases of Remy and BERU Diesel and the 2014 purchase of Gustav Wahler GmbH u. Co. KG and its general partner.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

	December 31, 2015			December 31, 2014
(millions of dollars)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	$128.7	$42.4	$86.3	$89.3	$39.1	$50.2
Customer relationships	490.3	116.1	374.2	194.3	115.1	79.2
Miscellaneous	5.6	3.0	2.6	5.8	2.5	3.3
Total amortized intangible assets	624.6	161.5	463.1	289.4	156.7	132.7
In-process R&D	14.6	—	14.6	10.8	—	10.8
Unamortized trade names	66.1	—	66.1	7.6	—	7.6
Total other intangible assets	$705.3	$161.5	$543.8	$307.8	$156.7	$151.1

Amortization of other intangible assets was $19.2 million, $27.2 million and $26.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated useful lives of the Company's amortized intangible assets range from three to 15 years. The Company utilizes the straight line method of amortization recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is as follows: $40.4 million in 2016, $39.2 million in 2017, $37.9 million in 2018, $37.4 million in 2019 and $37.0 million in 2020.

A roll forward of the gross carrying amounts of the Company's other intangible assets is presented below:

(millions of dollars)	2015	2014
Beginning balance, January 1	$307.8	$320.3
Acquisitions*	423.8	42.7
Impairment**	—	(10.3)
Translation adjustment	(26.3)	(44.9)
Ending balance, December 31	$705.3	$307.8
________________

*	Acquisitions relate to the Company's 2015 purchases of Remy and BERU Diesel and the 2014 purchase of Gustav Wahler GmbH u. Co. KG and its general partner.

**	Impairment relates to Engine unamortized trade names. The impairment charge is recorded in Other expense, net.

A roll forward of the accumulated amortization associated with the Company's other intangible assets is presented below:

(millions of dollars)	2015	2014
Beginning balance, January 1	$156.7	$150.8
Amortization	19.2	27.2
Translation adjustment	(14.4)	(21.3)
Ending balance, December 31	$161.5	$156.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7	PRODUCT WARRANTY

The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2015 and 2014 were as follows:

(millions of dollars)	2015	2014
Beginning balance, January 1	$132.0	$72.7
Provisions	28.6	47.8
Acquisitions	12.3	64.9
Payments	(54.7)	(42.0)
Translation adjustment	(10.3)	(11.4)
Ending balance, December 31	$107.9	$132.0

Acquisitions activity in 2015 of $12.3 million, relates to $29.4 million in warranty liability associated with the Company's purchase of Remy, partially offset by $17.1 million related to a significant settled warranty claim associated with a product issue that pre-dated the Company's 2014 acquisition of Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler"). Including the impact of the reversal of a corresponding receivable, the Wahler settlement had an immaterial impact on the Consolidated Balance Sheet at December 31, 2015 and Consolidated Statement of Operations for the year ended December 31, 2015.

Acquisition activity in 2014 relates to the Company's 2014 purchase of Wahler. The Company recorded a $41.1 million receivable related to the $64.9 million liability, which was classified in the Consolidated Balance Sheet in Receivables, net.

The product warranty liability is classified in the Consolidated Balance Sheets as follows:

	December 31,
(millions of dollars)	2015	2014
Accounts payable and accrued expenses	$70.6	$91.9
Other non-current liabilities	37.3	40.1
Total product warranty liability	$107.9	$132.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8	NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2015 and 2014, the Company had short-term and long-term debt outstanding as follows:

	December 31,
(millions of dollars)	2015	2014
Short-term debt
Short-term borrowings	$280.7	$601.2

Long-term debt
5.75% Senior notes due 11/01/16 ($150 million par value)	$149.9	$149.8
8.00% Senior notes due 10/01/19 ($134 million par value)	134.0	134.0
4.625% Senior notes due 09/15/20 ($250 million par value)	248.6	248.4
1.80% Senior notes due 11/7/22 (€500 million par value)	540.9	—
3.375% Senior notes due 03/15/25 ($500 million par value)	499.1	—
7.125% Senior notes due 02/15/29 ($121 million par value)	119.5	119.4
4.375% Senior notes due 03/15/45 ($500 million par value)	498.4	—
Term loan facilities and other	89.7	75.1
Impact of derivatives on debt	5.3	12.1
Total long-term debt	$2,285.4	$738.8
Less: current portion	160.8	22.5
Long-term debt, net of current portion	$2,124.6	$716.3

The Company entered into interest rate swaps which have the effect of converting $384.0 million of fixed rate notes to variable rates as of December 31, 2015. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2015 and 2014 was 1.3% and 0.8%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of December 31, 2015 and 2014 was 3.6% and 2.9%, respectively.

Annual principal payments required as of December 31, 2015 are as follows :

(millions of dollars)
2016	$441.5
2017	49.9
2018	13.9
2019	134.1
2020	259.9
After 2020	1,674.0
Total payments	$2,573.3
Less: unamortized discounts	7.2
Total	$2,566.1

The Company's long-term debt includes various covenants, none of which are expected to restrict future operations.

On November 6, 2015, BorgWarner Inc. issued €500 million in 1.80% senior notes due November 2022. Interest is payable annually in arrears on November 7 of each year, beginning on November 7, 2016. These senior notes are not guaranteed by any of BorgWarner Inc.'s subsidiaries. These notes were designated as a net investment hedge of the Company's investment in a European subsidiary when issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 16, 2015, BorgWarner Inc. issued $500 million in 3.375% senior notes due March 2025 and $500 million in 4.375% senior notes due March 2045. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. These senior notes are not guaranteed by any of BorgWarner Inc.'s subsidiaries.

The Company has a $1 billion multi-currency revolving credit facility which includes a feature that allows the Company's borrowings to be increased to $1.25 billion. The facility provides for borrowings through June 30, 2019. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at December 31, 2015 and expects to remain compliant in future periods. At December 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. At December 31, 2015 and 2014, the Company had outstanding borrowings of $215.0 million and $460.9 million, respectively, under this program, which is classified in the Consolidated Balance Sheets in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1 billion.

As of December 31, 2015 and 2014, the estimated fair values of the Company's senior unsecured notes totaled $2,197.6 million and $750.3 million, respectively. The estimated fair values were $7.2 million and $98.7 million higher than their carrying value at December 31, 2015 and 2014, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $29.3 million and $28.3 million at December 31, 2015 and 2014, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

		Basis of fair value measurements
	Balance at December 31, 2015	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
(millions of dollars)
Assets:
Foreign currency contracts	$2.7	$—	$2.7	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$81.2	$—	$81.2	$—	C
Liabilities:
Foreign currency contracts	$8.7	$—	$8.7	$—	A
Commodity contracts	$10.4	$—	$10.4	$—	A
Interest rate swap contracts	$2.7	$—	$2.7	$—	A

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2014	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$3.8	$—	$3.8	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$90.4	$—	$90.4	$—	C
Liabilities:
Foreign currency contracts	$2.9	$—	$2.9	$—	A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables classify the Company's defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2015	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
U.S. Plans:
Fixed income securities	$117.4	$14.3	$103.1	$—	A
Equity securities	94.2	36.9	57.3	—	A
Real estate and other	24.2	—	24.2	—	A
	$235.8	$51.2	$184.6	$—
Non-U.S. Plans:
Fixed income securities	$181.0	$—	$181.0	$—	A
Equity securities	194.7	82.9	111.8	—	A
Real estate and other	19.4	—	19.4	—	A
	$395.1	$82.9	$312.2	$—

		Basis of fair value measurements
(millions of dollars)	Balance at December 31, 2014	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
U.S. Plans:
Fixed income securities	$145.7	$—	$145.7	$—	A
Equity securities	92.0	44.2	47.8	—	A
Real estate and other	27.9	—	27.9	—	A
	$265.6	$44.2	$221.4	$—
Non-U.S. Plans:
Fixed income securities	$188.2	$—	$188.2	$—	A
Equity securities	194.8	89.9	104.9	—	A
Real estate and other	12.6	—	12.6	—	A
	$395.6	$89.9	$305.7	$—

Refer to the Retirement Benefit Plans footnote to the Consolidated Financial Statements for more detail surrounding the defined plan’s asset investment policies and strategies, target allocation percentages and expected return on plan asset assumptions.

NOTE 10	FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At December 31, 2015 and 2014, the Company had no derivative contracts that contained credit risk related contingent features.

As a result of the Remy acquisition, the Company acquired foreign exchange forward contracts with market values reflecting a cumulative loss of $7.5 million and commodity derivative contracts with market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values reflecting a cumulative loss of $9.2 million. These contracts were assumed by the Company at fair market value and designated as hedges of future cash flows.

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At December 31, 2015, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged December 31, 2015	Units of measure	Duration
Copper	6,273.2	Metric Tons	Dec -16

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At December 31, 2015, the following interest rate swaps were outstanding:

	Interest rate swap contracts
(in millions)	Hedge Type	Notional Amount	Duration
Fixed to floating	Fair value	$250.0	Sept - 20
Fixed to floating	Fair value	$134.0	Oct - 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with our net investment in certain foreign operations (net investment hedges). The Company has also designated its Euro denominated debt as a net investment hedge of the Company's investment in a European subsidiary. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At December 31, 2015 and December 31, 2014, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency December 31, 2015	Notional in traded currency December 31, 2014	Duration
Chinese yuan	Euro	30.5	—	Dec - 16
Chinese yuan	US dollar	13.8	24.9	Dec - 16
Euro	British pound	—	5.7	Dec - 15
Euro	Hungarian forint	3,434.5	—	Dec - 16
Euro	Japanese yen	487.1	4,371.8	Dec - 16
Euro	US dollar	30.1	23.5	Dec - 16
Japanese yen	Chinese yuan	92.6	88.6	Dec - 16
Japanese yen	Korean won	5,998.9	6,712.5	Dec - 16
Japanese yen	US dollar	3.0	3.8	Dec - 16
Korean won	Euro	2.5	2.5	Dec - 16
Korean won	Japanese yen	—	72.0	Dec - 15
Korean won	US dollar	77.9	22.7	Dec - 16
Mexican peso	US dollar	—	22.6	Dec - 15
Swedish krona	Euro	—	31.4	Dec - 15
US dollar	Mexican peso	469.0	—	Sept - 16

At December 31, 2015 and 2014, the following amounts were recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(millions of dollars)	Location	December 31, 2015	December 31, 2014	Location	December 31, 2015	December 31, 2014
Foreign currency	Prepayments and other current assets	$2.7	$3.7	Accounts payable and accrued expenses	$8.7	$2.4
	Other non-current assets	$—	$0.1	Other non-current liabilities	$—	$0.5
Commodity	Prepayments and other current assets	$—	$—	Accounts payable and accrued expenses	$10.4	$—
Interest rate swaps	Other non-current assets	$—	$—	Other non-current liabilities	$2.7	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at December 31, 2015 market rates.

	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
(millions of dollars)	December 31, 2015	December 31, 2014
Foreign currency	$(0.1)	$1.3	$(0.1)
Commodity	(2.1)	—	(2.0)
Net investment hedges	12.2	0.2	—
Foreign currency denominated debt	0.1	$—	—
Total	$10.1	$1.5	$(2.1)

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
		Year Ended December 31,			Year Ended December 31,
(millions of dollars)	Location	2015	2014	Location	2015	2014
Foreign currency	Sales	$(1.4)	$1.2	SG&A expense	$(0.5)	$0.2
Foreign currency	Cost of goods sold	$7.2	$(1.0)	SG&A expense	$0.2	$—
Foreign currency	SG&A expense	$—	$(0.8)	SG&A expense	$—	$—
Commodity	Cost of goods sold	$(0.1)	$—	Cost of goods sold	$—	$—
Cross-currency swap	Interest expense	$0.4	$—	Interest expense	$—	$(0.7)

At December 31, 2015, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

NOTE 11	RETIREMENT BENEFIT PLANS

The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans was $28.0 million, $27.6 million and $24.9 million in the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has a number of defined benefit pension plans and other postretirement employee benefit plans covering eligible salaried and hourly employees and their dependents. The defined pension benefits provided are primarily based on (i) years of service and (ii) average compensation or a monthly retirement benefit amount. The Company provides defined benefit pension plans in France, Germany, Ireland, Italy, Japan, Mexico, Monaco, South Korea, Sweden, U.K. and the U.S. The other postretirement employee benefit plans, which provide medical benefits, are unfunded plans. All pension and other postretirement employee benefit plans in the U.S. have been closed to new employees. The measurement date for all plans is December 31.

During the fourth quarter of 2015, the Company settled approximately $48 million of its projected benefit obligation by transferring approximately $48 million in plan assets through a lump-sum pension de-risking disbursement made to an insurance company. This agreement unconditionally and irrevocably guarantees all future payments to certain participants that were receiving payments from the U.S. pension plan. The insurance company assumes all investment risk associated with the assets that were delivered as part of this transaction. As a result, the Company recorded a non-cash settlement loss of $25.7 million related to the accelerated recognition of unamortized losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
(millions of dollars)	2015	2014	2013
Defined contribution expense	$28.0	$27.6	$24.9
Defined benefit pension expense	35.5	18.6	24.3
Other postretirement employee benefit expense	3.3	3.3	5.7
Total	$66.8	$49.5	$54.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a roll forward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets.

	Pension benefits				Other postretirement
	Year Ended December 31,				employee benefits
	2015		2014		Year Ended December 31,
(millions of dollars)	US	Non-US	US	Non-US	2015	2014
Change in projected benefit obligation:
Projected benefit obligation, January 1	$306.2	$527.8	$293.6	$482.7	$169.7	$177.5
Service cost	—	14.9	—	12.8	0.2	0.3
Interest cost	11.2	14.1	12.1	18.1	5.7	6.7
Plan participants’ contributions	—	0.3	—	0.4	—	—
Settlement and curtailment	(48.1)	(4.7)	—	—	—	—
Actuarial (gain) loss	(12.1)	(9.0)	34.0	82.0	(16.8)	15.0
Currency translation	—	(42.9)	—	(53.5)	—	—
Acquisition	68.1	23.9	—	—	1.7	—
Other	—	—	—	3.2	—	—
Benefits paid	(24.6)	(15.9)	(33.5)	(17.9)	(15.2)	(29.8)
Projected benefit obligation, December 31	$300.7	$508.5	$306.2	$527.8	$145.3	$169.7
Change in plan assets:
Fair value of plan assets, January 1	$265.6	$395.6	$274.1	$345.0
Actual return on plan assets	(0.6)	10.3	25.0	52.0
Employer contribution	—	19.3	—	53.4
Plan participants’ contribution	—	0.3	—	0.4
Settlements	(48.1)	(2.5)	—	—
Currency translation	—	(30.8)	—	(37.0)
Acquisition	43.5	18.8	—	—
Other	—	—	—	(0.3)
Benefits paid	(24.6)	(15.9)	(33.5)	(17.9)
Fair value of plan assets, December 31	$235.8	$395.1	$265.6	$395.6
Funded status	$(64.9)	$(113.4)	$(40.6)	$(132.2)	$(145.3)	$(169.7)
Amounts in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$9.4	$—	$4.1	$—	$—
Current liabilities	(0.3)	(3.0)	(0.1)	(2.6)	(16.8)	(17.3)
Non-current liabilities	(64.6)	(119.8)	(40.5)	(133.7)	(128.5)	(152.4)
Net amount	$(64.9)	$(113.4)	$(40.6)	$(132.2)	$(145.3)	$(169.7)
Amounts in accumulated other comprehensive loss consist of:
Net actuarial loss	$125.4	$144.2	$151.6	$160.4	$36.5	$56.4
Net prior service (credit) cost	(8.2)	0.7	(9.0)	0.9	(24.0)	(29.7)
Net amount*	$117.2	$144.9	$142.6	$161.3	$12.5	$26.7

Total accumulated benefit obligation for all plans	$300.7	$486.2	$306.2	$507.7
________________

*	AOCI shown above does not include our equity investee, NSK-Warner. NSK-Warner had an AOCI loss of $7.1 million and $5.6 million at December 31, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of pension plans with accumulated benefit obligations in excess of plan assets at December 31 is as follows:

	December 31,
(millions of dollars)	2015	2014
Accumulated benefit obligation	$(597.6)	$(615.2)
Plan assets	431.0	458.4
Deficiency	$(166.6)	$(156.8)
Pension deficiency by country:
United States	$(64.9)	$(40.6)
Germany	(64.3)	(76.5)
Other	(37.4)	(39.7)
Total pension deficiency	$(166.6)	$(156.8)

The weighted average asset allocations of the Company’s funded pension plans and target allocations by asset category are as follows:

	December 31,		Target Allocation
	2015	2014
U.S. Plans:
Real estate and other	12%	10%	0% - 14%
Fixed income securities	53%	55%	44% - 64%
Equity securities	35%	35%	27% - 47%
	100%	100%
Non-U.S. Plans:
Real estate and other	5%	3%	0% - 7%
Fixed income securities	46%	47%	43% - 53%
Equity securities	49%	50%	45% - 55%
	100%	100%

The Company's investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. In each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained in each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2015 and 2014. A portion of pension assets is invested in common and comingled trusts.

In December 2014 and 2013, the Company made discretionary contributions of $30.2 million and $137.5 million, respectively to its German pension plans. The Company expects to contribute a total of $15 million to $25 million into its defined benefit pension plans during 2016. Of the $15 million to $25 million in projected 2016 contributions, $8.5 million are contractually obligated, while any remaining payments would be discretionary.

Refer to the Fair Value Measurements footnote to the Consolidated Financial Statements for more detail surrounding the fair value of each major category of plan assets as well as the inputs and valuation techniques used to develop the fair value measurements of the plans' assets at December 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See the table below for a breakout of net periodic benefit cost between U.S. and non-U.S. pension plans:

	Pension benefits						Other postretirement employee benefits
	Year Ended December 31,
	2015		2014		2013		Year Ended December 31,
(millions of dollars)	US	Non-US	US	Non-US	US	Non-US	2015	2014	2013
Service cost	$—	$14.9	$—	$12.8	$—	$12.4	$0.2	$0.3	$0.4
Interest cost	11.2	14.1	12.1	18.1	11.6	16.6	5.7	6.7	6.8
Expected return on plan assets	(17.0)	(24.8)	(17.6)	(21.1)	(18.2)	(11.0)	—	—	—
Settlements, curtailments and other	25.7	(0.8)	3.1	0.7	—	0.2	—	—	—
Amortization of unrecognized prior service (credit) cost	(0.8)	0.1	(0.8)	—	(0.8)	—	(5.7)	(6.4)	(6.4)
Amortization of unrecognized loss	6.3	6.6	6.5	4.8	8.2	5.3	3.1	2.7	4.9
Net periodic benefit cost	$25.4	$10.1	$3.3	$15.3	$0.8	$23.5	$3.3	$3.3	$5.7

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $11.1 million. The estimated net loss and prior service credit for the other postretirement employee benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $2.1 million and $4.8 million, respectively.

The Company's weighted-average assumptions used to determine the benefit obligations for its defined benefit pension and other postretirement employee benefit plans as of December 31, 2015 and 2014 were as follows:

	December 31,
(percent)	2015	2014
U.S. pension plans:
Discount rate	4.15	3.75
Rate of compensation increase	N/A	N/A
U.S. other postretirement employee benefit plans:
Discount rate	3.84	3.50
Rate of compensation increase	N/A	N/A
Non-U.S. pension plans:
Discount rate	2.99	2.84
Rate of compensation increase	3.01	2.84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted-average assumptions used to determine the net periodic benefit cost for its defined benefit pension and other postretirement employee benefit plans for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
(percent)	2015	2014	2013
U.S. pension plans:
Discount rate	3.89	4.41	3.67
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	6.71	6.75	6.75
U.S. other postretirement plans:
Discount rate	3.50	4.00	3.25
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A
Non-U.S. pension plans:
Discount rate	2.84	3.90	3.86
Rate of compensation increase	2.84	2.77	2.72
Expected return on plan assets	6.53	6.24	6.42

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

The estimated future benefit payments for the pension and other postretirement employee benefits are as follows:

	Pension benefits		Other postretirement employee benefits
(millions of dollars)
Year	U.S.	Non-U.S.
2016	$26.8	$17.6	$17.1
2017	20.2	18.4	15.8
2018	19.9	19.9	14.7
2019	20.2	20.2	13.6
2020	19.9	20.3	12.9
2021-2025	95.0	115.5	48.9

The weighted-average rate of increase in the per capita cost of covered health care benefits is projected to be 7.14% in 2016 for pre-65 and post-65 participants, decreasing to 5.0% by the year 2022. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage Point
(millions of dollars)	Increase	Decrease
Effect on other postretirement employee benefit obligation	$10.8	$(9.3)
Effect on total service and interest cost components	$0.4	$(0.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12	STOCK-BASED COMPENSATION

Under the Company's 2004 Stock Incentive Plan ("2004 Plan"), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods up to three years and have a term of 10 years from date of grant. At its November 2007 meeting, the Company's Compensation Committee decided that restricted common stock awards and stock units ("restricted stock") would be awarded in place of stock options for long-term incentive award grants to employees. Restricted stock granted to employees generally vests 50% after two years and the remainder after three years from the date of grant. Restricted stock granted to non-employee directors generally vests on the first anniversary date of the grant. In February 2014, the Company's Board of Directors replaced the expired 2004 Plan by adopting the BorgWarner Inc. 2014 Stock Incentive Plan ("2014 Plan"). On April 30, 2014, the Company's stockholders approved the 2014 Plan. Under the 2014 Plan, approximately 8 million shares are authorized for grant, of which approximately 7.0 million shares are available for future issuance as of December 31, 2015.

Stock Options A summary of the plans’ shares under option at December 31, 2015, 2014 and 2013 is as follows:

	Shares (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2013	2,872	$15.33	3.4	$58.8
Exercised	(870)	$14.17		$25.5
Forfeited	(5)	$17.48
Outstanding at December 31, 2013	1,997	$15.82	2.6	$80.0
Exercised	(283)	$14.04		$13.8
Outstanding at December 31, 2014	1,714	$16.11	1.7	$66.5
Exercised	(440)	$14.76		$19.2
Forfeited	(7)	$14.52
Outstanding at December 31, 2015	1,267	$16.59	0.9	$33.7

Options exercisable at December 31, 2015	1,267	$16.59	0.9	$33.7

Proceeds from stock option exercises for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
(millions of dollars)	2015	2014	2013
Proceeds from stock options exercised — gross	$6.5	$4.0	$12.3
Tax benefit	10.3	12.9	20.7
Proceeds from stock options exercised, net of tax	$16.8	$16.9	$33.0

Restricted Stock The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2015, restricted stock in the amount of 669,754 shares and 16,983 shares was granted to employees and non-employee directors, respectively. The value of the awards is recognized as compensation expense ratably over the restriction periods. As of December 31, 2015, there was $33.2 million of unrecognized compensation expense that will be recognized over a weighted average period of approximately 2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock compensation expense recorded in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(millions of dollars, except per share data)	2015	2014	2013
Restricted stock compensation expense	$28.0	$20.7	$25.8
Restricted stock compensation expense, net of tax	$20.4	$15.1	$18.8

A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors at December 31, 2015, 2014 and 2013 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at January 1, 2013	2,064	$29.39
Granted	782	$37.82
Vested	(1,322)	$24.36
Forfeited	(113)	$36.59
Nonvested at December 31, 2013	1,411	$37.86
Granted	447	$54.36
Vested	(530)	$37.42
Forfeited	(62)	$41.14
Nonvested at December 31, 2014	1,266	$43.57
Granted	687	$58.45
Vested	(588)	$39.14
Forfeited	(39)	$50.85
Nonvested at December 31, 2015	1,326	$53.18

Performance Share Plans The 2004 and 2014 Plans provide for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company's performance in terms of total shareholder return relative to a peer group of automotive companies.

The Company recognizes compensation expense relating to its performance share plans ratably over the performance period. Compensation expense associated with the performance share plans is calculated using a lattice model (Monte Carlo simulation). The amounts expensed under the plan and the common stock issuances for the three-year measurement periods ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
(millions of dollars, except share data)	2015	2014	2013*
Expense	$12.2	$11.4	$10.8
Number of shares	—	—	545,375
________________
*Shares were issued in February of the following year.

The restricted stock and performance share compensation expense disclosed above includes $5.5 million of expense for the year ended December 31, 2013 related to the Company's fourth quarter 2012 decision to waive the forfeiture provisions of existing restricted stock and performance share grants made to certain retiring NEOs. The Company recorded this expense within Other expense, net in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity within accumulated other comprehensive loss during the years ended December 31, 2015, 2014 and 2013:

(millions of dollars)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning Balance, January 1, 2013	$140.8	$(37.2)	$(225.8)	$0.9	$(121.3)
Comprehensive (loss) income before reclassifications	40.3	19.6	52.5	1.5	113.9
Income taxes associated with comprehensive (loss) income before reclassifications	—	(8.1)	(15.8)	—	(23.9)
Reclassification from accumulated other comprehensive (loss) income	—	12.6	11.2	—	23.8
Income taxes reclassified into net earnings	—	(2.9)	(3.6)	—	(6.5)
Ending Balance December 31, 2013	$181.1	$(16.0)	$(181.5)	$2.4	$(14.0)
Comprehensive (loss) income before reclassifications	(341.8)	26.7	(73.8)	0.3	(388.6)
Income taxes associated with comprehensive (loss) income before reclassifications	—	(9.6)	23.3	—	13.7
Reclassification from accumulated other comprehensive (loss) income	—	0.6	6.8	—	7.4
Income taxes reclassified into net earnings	—	—	(2.1)	—	(2.1)
Ending Balance December 31, 2014	$(160.7)	$1.7	$(227.3)	$2.7	$(383.6)
Comprehensive (loss) income before reclassifications	(260.5)	2.6	44.9	0.2	(212.8)
Income taxes associated with comprehensive (loss) income before reclassifications	—	(1.6)	(14.3)	—	(15.9)
Reclassification from accumulated other comprehensive (loss) income	—	(6.1)	9.6	—	3.5
Income taxes reclassified into net earnings	—	1.4	(2.8)	—	(1.4)
Ending Balance December 31, 2015	$(421.2)	$(2.0)	$(189.9)	$2.9	$(610.2)

NOTE 14	CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $5.4 million and $6.2 million at December 31, 2015 and at December 31, 2014, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of December 31, 2015 and December 31, 2014, the Company had approximately 10,100 and 13,300 pending asbestos-related product liability claims, respectively. The decrease in the pending claims is primarily a result of the Company's continued efforts to obtain dismissal of dormant claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The nature of the historical product being encapsulated and the lifecycle of the product allow the Company to aggressively defend against these lawsuits. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In the full year of 2015, of the approximately 5,300 claims resolved, 349 (7%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2014, of the approximately 6,500 claims resolved, 397 (6%) resulted in payment being made to a claimant by or on behalf of the Company.

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

In August 2013, the Los Angeles Superior Court entered a jury verdict against the Company in an asbestos-related personal injury action with damages of $35.0 million, of which $32.5 million were punitive and would not be recoverable through insurance. In July 2015, the Court of Appeal for the State of California issued a decision striking the $32.5 million in punitive damages. The plaintiffs sought to reinstate the punitive damages by petitioning for review from the California Supreme Court. In October 2015, the California Supreme Court denied plaintiffs' petition for review. In December 2015, the Company satisfied the amended judgment in full, with respect to compensatory damages only, and received the acknowledgment of satisfaction of judgment from the Los Angeles Superior Court. This decision did not have a material impact on the Consolidated Financial Statements.

To date, the Company has paid and accrued $391.7 million in defense and indemnity costs in advance of insurers' reimbursement and has received $228.4 million in cash and notes from insurers. The net balance of $163.3 million is expected to be fully recovered. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2014, insurers owed $141.9 million in association with these claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the $163.3 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $108.5 million for claims asserted, but not yet resolved and their related defense costs at December 31, 2015. The Company also has a related asset of $108.5 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which is expected to occur subsequent to December 31, 2016. At December 31, 2014, the comparable value of the accrued liability and associated insurance asset was $111.8 million.

The amounts recorded in the Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	December 31,
(millions of dollars)	2015	2014
Assets:
Other non-current assets	$108.5	$111.8
Total insurance assets	$108.5	$111.8
Liabilities:
Accounts payable and accrued expenses	$47.7	$47.4
Other non-current liabilities	60.8	64.4
Total accrued liabilities	$108.5	$111.8

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

NOTE 15 RESTRUCTURING

In the fourth quarter of 2013, the Company initiated actions primarily in the Drivetrain segment designed to improve future profitability and competitiveness. As a continuation of these actions the Company finalized severance agreements with three labor unions at separate facilities in Western Europe for approximately 450 employees. The Company recorded restructuring expense related to these facilities of $28.0 million, $61.8 million and $32.9 million in the years ended December 31, 2015, 2014 and 2013, respectively. Included in this restructuring expense are employee termination benefits of $20.1 million, $50.6 million and $7.5 million, respectively, and other expense of $7.9 million, $11.2 million and $0.6 million, respectively. Additionally, the restructuring expense for the year ended December 31, 2013 includes $24.8 million of asset impairment charges primarily related to the write-down of machinery and equipment associated with the announced closure of certain European facilities within the Company Drivetrain segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of 2014, the Company initiated actions to improve the future profitability and competitiveness of Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler"). The Company recorded restructuring expense related to Wahler of $11.6 million and $6.5 million in the years ended December 31, 2015 and 2014, respectively. These restructuring expenses are primarily related to employee termination benefits. These termination benefits relate to approximately 70 employees in Germany and Brazil in 2015 and 95 employees in Germany, Brazil, China and the U.S. in 2014.

The Company recorded restructuring expense of $12.5 million, $12.0 million and $4.0 million in the years ended December 31, 2015, 2014 and 2013, respectively, related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy.

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

In the fourth quarter of 2015, the Company acquired 100% of the equity interests in Remy. As a result of actions following this transaction, the Company recorded employee termination benefits of $10.1 million in the fourth quarter of 2015, primarily related to contractually required severance associated with Remy executive officers. Cash payments for these restructuring activities are expected to be complete by the end of 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays a rollforward of the severance accruals recorded within the Company's Consolidated Balance Sheet and the related cash flow activity for the years ended December 31, 2015 and 2014:

	Severance Accruals
(millions of dollars)	Drivetrain	Engine	Total
Balance at January 1, 2014	$8.4	$2.9	$11.3
Provision	49.5	7.3	56.8
Cash payments	(10.7)	(7.9)	(18.6)
Translation adjustment	(5.3)	(0.3)	(5.6)
Balance at December 31, 2014	41.9	2.0	43.9
Acquisition*	0.4	—	0.4
Provision	32.6	11.3	43.9
Cash payments	(46.0)	(9.0)	(55.0)
Translation adjustment	(3.6)	(0.2)	(3.8)
Balance at December 31, 2015	$25.3	$4.1	$29.4
____________________________________
*    Acquisition relates to the Company's 2015 purchase of Remy.

NOTE 16	LEASES AND COMMITMENTS

Certain assets are leased under long-term operating leases, including rent for facilities and one airplane. Most leases contain renewal options for various periods. Leases generally require the Company to pay for insurance, taxes and maintenance of the leased property. The Company leases other equipment such as vehicles and certain office equipment under short-term leases. Total rent expense was $31.9 million, $33.9 million and $32.1 million in the years ended December 31, 2015, 2014 and 2013, respectively. The Company does not have any material capital leases.

Future minimum operating lease payments at December 31, 2015 were as follows:

(millions of dollars)
2016	$31.7
2017	16.4
2018	11.1
2019	8.2
2020	7.2
After 2020	2.0
Total minimum lease payments	$76.6

NOTE 17	EARNINGS PER SHARE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions except per share amounts)	2015	2014	2013
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$609.7	$655.8	$624.3
Weighted average shares of common stock outstanding	224.414	227.150	228.600
Basic earnings per share of common stock	$2.72	$2.89	$2.73

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$609.7	$655.8	$624.3

Weighted average shares of common stock outstanding	224.414	227.150	228.600
Effect of stock-based compensation	1.234	1.774	2.737
Weighted average shares of common stock outstanding including dilutive shares	225.648	228.924	231.337
Diluted earnings per share of common stock	$2.70	$2.86	$2.70

NOTE 18	RECENT TRANSACTIONS

Remy International, Inc.

On November 10, 2015, the Company acquired 100% of the equity interests in Remy for $29.50 per share in cash. The Company also settled approximately $361 million of outstanding debt. Remy was a global market leading producer of rotating electrical components that had key technologies and operations in 10 countries. The cash paid, net of cash acquired, was $1,187.0 million.

The Remy acquisition is expected to strengthen the Company's position in the rapidly developing powertrain electrification trend, with a complementary combination of technologies and global operations.

The operating results and assets are reported within the Company's Drivetrain reporting segment as of the date of the acquisition. Remy's results from the date of acquisition through December 31, 2015 were insignificant to the Company's Consolidated Statement of Operations. The Company paid $1,187.0 million, which is recorded as an investing activity in the Company's Consolidated Statement of Cash Flows. Additionally, the Company assumed retirement-related liabilities of $31.1 million and assumed debt of $10.9 million, which are reflected in the supplemental cash flow information on the Company's Consolidated Statement of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the aggregated estimated fair value of the assets acquired and liabilities assumed on November 10, 2015, the date of acquisition:

(millions of dollars)
Receivables, net	$224.4
Inventories, net	200.2
Property, plant and equipment, net	196.6
Goodwill	584.7
Other intangible assets	412.6
Other assets and liabilities	(225.0)
Accounts payable and accrued expenses	(164.5)
Total consideration, net of cash acquired	1,229.0

Less: Assumed retirement-related liabilities	31.1
Less: Assumed debt	10.9
Cash paid, net of cash acquired	$1,187.0

In connection with the acquisition, the Company capitalized $303.3 million for customer relationships, $46.4 million for developed technology, $59.0 million for the Delco Remy, Remy and Maval trade names, $3.8 million for in-process R&D and $0.1 million for leasehold interests. These intangible assets, excluding the indefinite-lived trade names, will be amortized over a period of 5 to 15 years. Various valuation techniques were used to determine the fair value of the intangible assets, with the primary techniques being forms of the income approach, specifically, the relief-from-royalty and excess earnings valuation methods, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, the Company is required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Due to the nature of the transaction, goodwill is not deductible for tax purposes.

The Company is in the process of finalizing all purchase accounting adjustments related to the Remy acquisition. Certain estimated values for the acquisition, including goodwill, intangible assets and deferred taxes are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition.

Supplemental Pro Forma Data (Unaudited)

The following supplemental pro forma information for the years ended December 31, 2015 and 2014 is based on the assumption that the acquisition of Remy occurred on January 1, 2014.

(millions of dollars, except per share amounts)	2015	2014
Net sales	$8,977.7	$9,487.4
Net earnings	$652.0	$653.9

Earnings per share:
Basic	$2.91	$2.88
Diluted	$2.89	$2.86

The 2014 pro forma results include after-tax adjustments of $23.2 million of investment banker and other fees and accelerated stock compensation incurred by the Company and Remy related to the acquisition; $12.2 million net decrease in expense related to fair value adjustments; and $3.0 million net decrease in interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These pro forma results of operations have been prepared for comparative purposes only, and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

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

The operating results are reported within the Company's Engine reporting segment. The Company paid $12.6 million, which is recorded as an investing activity in the Company's Consolidated Statement of Cash Flows. As a result of this transaction, the Company recorded a $10.8 million gain on the previously held equity interest in this joint venture. Additionally, the Company acquired assets of $16.0 million, including $11.2 million in definite-lived intangible assets, and assumed liabilities of $4.6 million. The Company also recorded $13.9 million of goodwill, which is expected to be non-deductible for tax purposes.

Gustav Wahler GmbH u. Co KG

On February 28, 2014, the Company acquired 100% of the equity interests in Wahler. Wahler was a producer of exhaust gas recirculation ("EGR") valves, EGR tubes and thermostats, and had operations in Germany, Brazil, the U.S., China and Slovakia. The cash paid, net of cash acquired was $110.5 million (80.1 million Euro).

The Wahler acquisition strengthens the Company's strategic position as a producer of complete EGR systems and creates additional market opportunities in both passenger and commercial vehicle applications.

The operating results and assets are reported within the Company's Engine reporting segment as of the date of the acquisition. The Company paid $110.5 million, which is recorded as an investing activity in the Company's Consolidated Statement of Cash Flows. Additionally, the Company assumed retirement-related liabilities of $3.2 million and assumed debt of $40.3 million, which are reflected in the supplemental cash flow information on the Company's Consolidated Statement of Cash Flows.

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

2015 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$5,466.5	$33.5	$5,500.0	$4,018.0	$200.2	$332.4
Drivetrain	2,556.7	—	2,556.7	3,685.1	97.0	221.8
Inter-segment eliminations	—	(33.5)	(33.5)	—	—	—
Total	8,023.2	—	8,023.2	7,703.1	297.2	554.2
Corporate (a)	—	—	—	1,138.4	23.0	23.1
Consolidated	$8,023.2	$—	$8,023.2	$8,841.5	$320.2	$577.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2014 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$5,673.7	$32.2	$5,705.9	$3,936.2	$215.3	$349.8
Drivetrain	2,631.4	—	2,631.4	1,783.5	92.8	189.2
Inter-segment eliminations	—	(32.2)	(32.2)	—	—	—
Total	8,305.1	—	8,305.1	5,719.7	308.1	539.0
Corporate (a)	—	—	—	1,508.3	22.3	24.0
Consolidated	$8,305.1	$—	$8,305.1	$7,228.0	$330.4	$563.0

2013 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$4,990.1	$32.0	$5,022.1	$3,519.1	$189.1	$277.5
Drivetrain	2,446.5	—	2,446.5	1,786.6	90.5	122.9
Inter-segment eliminations	—	(32.0)	(32.0)	—	—	—
Total	7,436.6	—	7,436.6	5,305.7	279.6	400.4
Corporate (a)	—	—	—	1,611.3	19.8	17.4
Consolidated	$7,436.6	$—	$7,436.6	$6,917.0	$299.4	$417.8
_______________
(a) Corporate assets include investments and other long-term receivables and deferred income taxes.
(b) Long-lived asset expenditures include capital expenditures and tooling outlays.

Adjusted earnings before interest, income taxes and noncontrolling interest ("Adjusted EBIT")

	Year Ended December 31,
(millions of dollars)	2015	2014	2013
Engine	$900.7	$924.0	$826.0
Drivetrain	294.6	303.3	252.2
Adjusted EBIT	1,195.3	1,227.3	1,078.2
Restructuring expense	65.7	90.8	39.8
Pension settlement	25.7	3.1	—
Merger and acquisition expense	21.8	—	—
Gain on previously held equity interest	(10.8)	—	—
Intangible asset impairment	—	10.3	12.5
Program termination agreement	—	—	11.3
Retirement related obligations	—	—	5.9
Corporate, including equity in affiliates' earnings and stock-based compensation	113.2	112.1	110.0
Interest income	(7.5)	(5.5)	(4.8)
Interest expense and finance charges	60.4	36.4	34.2
Earnings before income taxes and noncontrolling interest	926.8	980.1	869.3
Provision for income taxes	280.4	292.6	218.3
Net earnings	646.4	687.5	651.0
Net earnings attributable to the noncontrolling interest, net of tax	36.7	31.7	26.7
Net earnings attributable to BorgWarner Inc.	$609.7	$655.8	$624.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

Outside the U.S., only Germany, China, South Korea and Hungary exceeded 5% of consolidated net sales during the year ended December 31, 2015, attributing sales to the location of production rather than the location of the customer. Also, the Company's 50% equity investment in NSK-Warner (see the Balance Sheet Information footnote to the Consolidated Financial Statements) of $158.7 million, $143.8 million and $168.0 million at December 31, 2015, 2014 and 2013, respectively, is excluded from the definition of long-lived assets, as are goodwill and certain other non-current assets.

	Net sales			Long-lived assets
(millions of dollars)	2015	2014	2013	2015	2014	2013
United States	$1,985.1	$2,008.1	$1,939.7	$800.5	$586.2	$531.7
Europe:
Germany	1,857.1	2,145.6	1,760.1	380.9	413.6	430.0
Hungary	500.5	518.1	451.5	112.4	73.2	66.9
France	339.2	405.2	327.6	41.4	42.5	44.4
Other Europe	921.8	1,097.3	1,132.5	276.6	258.8	257.6
Total Europe	3,618.6	4,166.2	3,671.7	811.3	788.1	798.9
China	1,009.0	885.1	636.3	355.8	299.9	238.5
South Korea	741.7	623.0	563.5	218.6	185.9	165.2
Other foreign	668.8	622.7	625.4	261.9	233.8	205.1
Total	$8,023.2	$8,305.1	$7,436.6	$2,448.1	$2,093.9	$1,939.4

Sales to Major Customers

Consolidated net sales to Volkswagen (including its subsidiaries) were approximately 15%, 17% and 16% for the years ended December 31, 2015, 2014 and 2013, respectively; and to Ford (including its subsidiaries) were approximately 15%, 13%, and 14% for the years ended December 31, 2015, 2014 and 2013, respectively. Both of the Company's reporting segments had significant sales to Volkswagen and Ford in 2015, 2014 and 2013. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.

Sales by Product Line

Sales of turbochargers for light vehicles represented approximately 31%, 28% and 26% of total net sales for the years ended December 31, 2015, 2014 and 2013, respectively. The Company currently supplies light vehicle turbochargers to many OEMs including BMW, Daimler, Fiat Chrysler Automobiles, Ford, General Motors, Great Wall, Hyundai, Renault, Volkswagen and Volvo. No other single product line accounted for more than 10% of consolidated net sales in any of the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interim Financial Information (Unaudited)

(millions of dollars, except per share amounts)	2015					2014
Quarter ended	Mar-31	Jun-30	Sep-30	Dec-31	Year	Mar-31	Jun-30	Sep-30	Dec-31	Year
Net sales	$1,984.2	$2,031.9	$1,884.0	$2,123.1	$8,023.2	$2,084.1	$2,197.0	$2,032.1	$1,991.9	$8,305.1
Cost of sales	1,555.2	1,602.9	1,485.8	1,676.2	6,320.1	1,638.3	1,724.2	1,607.6	1,578.6	6,548.7
Gross profit	429.0	429.0	398.2	446.9	1,703.1	445.8	472.8	424.5	413.3	1,756.4
Selling, general and administrative expenses	168.2	167.4	148.0	178.4	662.0	173.8	181.2	174.5	169.4	698.9
Other expense, net	1.2	19.1	13.1	68.0	101.4	38.8	11.0	12.3	31.7	93.8
Operating income	259.6	242.5	237.1	200.5	939.7	233.2	280.6	237.7	212.2	963.7
Equity in affiliates’ earnings, net of tax	(8.5)	(11.1)	(8.7)	(11.7)	(40.0)	(8.8)	(12.2)	(14.8)	(11.5)	(47.3)
Interest income	(1.7)	(1.6)	(2.0)	(2.2)	(7.5)	(1.5)	(1.4)	(1.4)	(1.2)	(5.5)
Interest expense and finance charges	10.0	17.6	15.0	17.8	60.4	8.2	9.0	9.0	10.2	36.4
Earnings before income taxes and noncontrolling interest	259.8	237.6	232.8	196.6	926.8	235.3	285.2	244.9	214.7	980.1
Provision for income taxes	72.1	80.2	66.9	61.2	280.4	68.1	85.3	71.9	67.3	292.6
Net earnings	187.7	157.4	165.9	135.4	646.4	167.2	199.9	173.0	147.4	687.5
Net earnings attributable to the noncontrolling interest, net of tax	8.8	9.3	8.5	10.1	36.7	8.1	9.7	6.4	7.5	31.7
Net earnings attributable to BorgWarner Inc. (a)	$178.9	$148.1	$157.4	$125.3	$609.7	$159.1	$190.2	$166.6	$139.9	$655.8

Earnings per share — basic	$0.79	$0.66	$0.70	$0.57	$2.72	$0.70	$0.84	$0.73	$0.62	$2.89
Earnings per share — diluted	$0.79	$0.65	$0.70	$0.56	$2.70	$0.69	$0.83	$0.73	$0.61	$2.86
_______________

(a) The Company's results were impacted by the following:

•
Quarter ended December 31, 2015: The Company recorded restructuring expense of $24.4 million related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. The Company also incurred a non-cash settlement loss $25.7 million related to a lump-sum pension de-risking disbursement made to an insurance company to unconditionally and irrevocably guarantee all future payments to certain participants that were receiving payments from the U.S. pension plan. Furthermore, the Company recorded merger and acquisition expense of $17.9 million primarily related to the Remy transaction. The Company recorded tax benefits of $9.0 million related to the pension settlement loss, $7.7 million primarily related to foreign tax incentives and tax settlements, $3.8 million related to merger and acquisition expense, partially offset by a tax expense of $0.4 million related to restructuring expense.

•
Quarter ended September 30, 2015: The Company recorded restructuring expense of $6.3 million related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. Additionally, the Company recorded $3.0 million of restructuring expense related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy. The Company also recorded merger and acquisition expense of $3.9 million primarily related to the Remy transaction. The Company recorded tax benefits of $4.5 million related to a global realignment plan, $0.7 million related to restructuring expense and $0.4 million primarily related to foreign tax incentives.

•
Quarter ended June 30, 2015: The Company recorded restructuring expense of $10.5 million related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. Additionally, the Company recorded $9.4 million of restructuring expense related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy. The Company recorded tax expense of $10.3 million related to a global realignment plan, partially offset by tax benefits of $3.9 million related to tax settlements, $2.2 million related to restructuring expense and $1.3 million primarily related to foreign tax incentives.

•
Quarter ended March 31, 2015: The Company recorded restructuring expense of $9.4 million related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. Additionally, the Company recorded $2.7 million of restructuring expense related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy. The Company also recorded a $10.8 million gain on the previously held equity interest in BERU Diesel as a result of purchasing the remaining 51% of this joint venture. The Company recorded tax benefits of $2.4 million primarily related to foreign tax incentives and $1.2 million related to restructuring expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company's internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). As permitted by Securities and Exchange Commission guidance, management excluded from its assessment of internal control over financial reporting Remy International, Inc. which was acquired on November 10, 2015 which accounted for approximately 8% of consolidated total assets and 2% of consolidated net sales as of and for the year ended December 31, 2015. Based on the assessment, management concluded that, as of December 31, 2015, the Company's internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2015 as stated in its report included herein.

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

Information with respect to directors, executive officers and corporate governance that appears in the Company's proxy statement for its 2016 Annual Meeting of Stockholders under the captions “Election of Directors,” “Information on Nominees for Directors and Continuing Directors,” “Board of Directors and Its Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Compensation Committee Report” is incorporated herein by this reference and made a part of this report.

Item 11.	Executive Compensation

Information with respect to director and executive compensation that appears in the Company's proxy statement for its 2016 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Restricted Stock and Stock Units,” “Long Term Incentives,” and “Change of Control Employment Agreements” is incorporated herein by this reference and made a part of this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership and certain beneficial owners and management and related stockholders matters that appears in the Company's proxy statement for its 2016 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by this reference and made a part of this report.

For information regarding the Company's equity compensation plans, see Item 5 “Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information with respect to certain relationships and related transactions and director independence that appears in the Company's proxy statement for its 2016 Annual Meeting of Stockholders under the caption “Board of Directors and Its Committees” is incorporated herein by this reference and made a part of this report.

Item 14.	Principal Accountant Fees and Services

Information with respect to principal accountant fees and services that appears in the Company's proxy statement for its 2016 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm Fees and Services” is incorporated herein by this reference and made a part of this report.

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
James R. Verrier
President and Chief Executive Officer
Date: February 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of February, 2016.

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

2.1
Agreement and Plan of Merger dated as of July 12, 2015, by and among the Company, Band Merger Sub, Inc. and Remy International, Inc. (incorporated by reference to Exhibit 2.1 to the Company Current Report on Form 8-K filed July 14, 2015).

3.1/4.1	Amended and Restated Certificate of Incorporation of the Company, as amended.*

3.2/4.2	Amended and Restated By-Laws of the Company, as amended.*

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

4.7
Fourth Supplemental Indenture dated as of March 16, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as the indenture trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 16, 2015).

4.8
Fifth Supplemental Indenture dated as of November 6, 2015, between the Company and Deutsche Bank Trust Company Americas, as the indenture trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 6, 2015).

10.1
Second Amended and Restated Credit Agreement dated as of June 30, 2014, among the Company, as borrower, the Administrative Agent named therein, and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 30, 2014).

10.2
Amendment No. 1 to Credit Agreement dated as of October 23, 2014, to the Second Amended and Restated Credit Agreement dated as of June 30, 2014 among the Company, as borrower, the Administrative Agent named therein, and the Lenders that are parties thereto.*

Exhibit Number	Description

10.3
Amendment No. 2 to Credit Agreement dated October 27, 2015 to the Second Amended and Restated Credit Agreement dated as of June 30, 2014 among the Company, as borrower, the Administrative Agent named therein, and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 29, 2015).

†10.4	BorgWarner Inc. 2014 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed March 21, 2014).

†10.5
Form of April 2015 BorgWarner Inc. 2014 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

†10.6
Form of April 2015 BorgWarner Inc. 2014 Stock Incentive Plan Stock Units Award Agreement for Non-US Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

†10.7
Form of BorgWarner Inc. 2014 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

†10.8
Form of BorgWarner Inc. 2014 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

†10.9
Form of BorgWarner Inc. 2014 Stock Incentive Plan Stock Units Award Agreement -- Non-U.S. Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

†10.10
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

†10.14
Form of 2014 BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

†10.15
Form of BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit Number	Description

†10.16
Form of 2014 BorgWarner Inc. Amended and Restated 2004 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

†10.17
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

†10.20	Amended and Restated Executive Incentive Plan as amended through April 26, 2015 (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed March 20, 2015).

†10.21	BorgWarner Inc. 2005 Executive Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.22
First Amendment dated as of July 27, 2011, to BorgWarner Inc. 2005 Executive Incentive Plan as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

†10.23
Borg-Warner Automotive, Inc. Management Incentive Bonus Plan dated January    1, 1994 (as amended and restated) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.24
Borg-Warner Automotive Inc. Retirement Savings Excess Benefit Plan dated January 27, 1993 (as amended and restated) (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.25
Form of Amendment dated December 10, 2012 to the Borg-Warner Automotive Inc. Retirement Savings Excess Benefit Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

†10.26
BorgWarner Inc. Board of Directors Deferred Compensation Plan dated April 18, 1995 (as amended and restated) (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.27
First Amendment dated as of November 22, 2010 to BorgWarner Inc. Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit Number	Description

†10.28
Form of Amended and Restated Change of Control Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.29
Form of Amended and Restated Change of Control Employment Agreement for Executive Officers) (effective 2009) (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

†10.30	BorgWarner Inc. 2004 Deferred Compensation Plan (as amended and restated) incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

10.31
Distribution and Indemnity Agreement dated January 27, 1993 between Borg-Warner Automotive, Inc. and Borg-Warner Security Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.32	Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.33	Amendment to Assignment of Trademarks and License Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

21.1	Subsidiaries of the Company.*

23.1	Independent Registered Public Accounting Firm's Consent.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*

32.1	Section 1350 Certifications.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*Filed herewith.
† Indicates a management contract or compensatory plan or arrangement.

A - 4