Form 10-K/A
period 2015-12-31
BORGWARNER INC
filed 2016-03-30
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K/A
ANNUAL REPORT
(Amendment No. 1)

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

As of February 5, 2016, the registrant had 218,638,591 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the BorgWarner Inc. Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III

BORGWARNER INC.
Table of Contents

ITEM 15. - Exhibits and Financial Statement Schedules.

EXHIBIT NO.	DESCRIPTION
3.2/4.2	Amended and Restated By-Laws of the Company, as amended.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer.

Explanatory Note

The Registrant is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2015 as originally filed with the Securities and Exchange Commission on February 11, 2016 (the “Form 10-K”). The sole purpose of this Form 10-K/A is to include a correct version of Exhibit 3.2/4.2.

Except as described above, no other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K. Additionally, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 of the Exchange Act, the certifications of our principal executive officer and principal financial officer are also attached as exhibits hereto.

ITEM 15. - Exhibits and Financial Statement Schedules.

EXHIBIT NO.	DESCRIPTION
3.2/4.2	Amended and Restated By-Laws of the Company, as amended.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer.
31.2	Rule 13a-14(a) Certificate of Principal Financial Officer.

BORGWARNER INC.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorgWarner Inc.

Date: March 30, 2016	/s/ Ronald T. Hundzinski
Ronald T. Hundzinski Vice President and Chief Financial Officer