Form 10-Q
period 2016-03-31
BORGWARNER INC
filed 2016-04-28
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
YES ☐  NO ☑
As of April 22, 2016, the registrant had 217,619,230 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Cash	$392.3	$577.7
Receivables, net	1,861.2	1,665.0
Inventories, net	756.3	723.6
Prepayments and other current assets	172.6	168.9
Total current assets	3,182.4	3,135.2

Property, plant and equipment, net	2,498.9	2,448.1
Investments and other long-term receivables	487.7	460.9
Goodwill	1,774.2	1,757.7
Other intangible assets, net	539.0	543.8
Other non-current assets	458.5	480.0
Total assets	$8,940.7	$8,825.7

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$466.5	$441.4
Accounts payable and accrued expenses	1,819.4	1,866.4
Income taxes payable	24.5	49.4
Total current liabilities	2,310.4	2,357.2

Long-term debt	2,131.9	2,108.9

Other non-current liabilities:
Retirement-related liabilities	313.6	312.9
Other	423.7	415.2
Total other non-current liabilities	737.3	728.1

Common stock	2.5	2.5
Capital in excess of par value	1,085.3	1,109.7
Retained earnings	4,346.0	4,210.1
Accumulated other comprehensive loss	(540.8)	(610.2)
Common stock held in treasury	(1,199.8)	(1,158.4)
Total BorgWarner Inc. stockholders’ equity	3,693.2	3,553.7
Noncontrolling interest	67.9	77.8
Total equity	3,761.1	3,631.5
Total liabilities and equity	$8,940.7	$8,825.7

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2016	2015
Net sales	$2,268.6	$1,984.2
Cost of sales	1,804.3	1,555.2
Gross profit	464.3	429.0

Selling, general and administrative expenses	188.4	168.2
Other expense, net	11.7	1.2
Operating income	264.2	259.6

Equity in affiliates’ earnings, net of tax	(9.1)	(8.5)
Interest income	(1.6)	(1.7)
Interest expense and finance charges	21.3	10.0
Earnings before income taxes and noncontrolling interest	253.6	259.8

Provision for income taxes	80.4	72.1
Net earnings	173.2	187.7
Net earnings attributable to the noncontrolling interest, net of tax	9.1	8.8
Net earnings attributable to BorgWarner Inc.	$164.1	$178.9

Earnings per share — basic	$0.75	$0.79

Earnings per share — diluted	$0.75	$0.79

Weighted average shares outstanding (thousands):
Basic	217,388	225,796
Diluted	218,137	227,088

Dividends declared per share	$0.13	$0.13

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2016	2015
Net earnings attributable to BorgWarner Inc.	$164.1	$178.9

Other comprehensive income (loss)
Foreign currency translation adjustments	68.4	(249.8)
Hedge instruments*	1.7	4.2
Defined benefit postretirement plans*	(0.2)	12.3
Other*	(0.5)	—
Total other comprehensive income (loss) attributable to BorgWarner Inc.	69.4	(233.3)

Comprehensive income (loss) attributable to BorgWarner Inc.	233.5	(54.4)
Comprehensive income attributable to the noncontrolling interest	1.6	0.1
Comprehensive income (loss)	$235.1	$(54.3)
____________________________________

*	Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2016	2015
OPERATING
Net earnings	$173.2	$187.7
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	94.4	77.1
Restructuring expense, net of cash paid	0.1	8.1
Gain on previously held equity interest	—	(10.8)
Stock-based compensation expense	9.6	10.9
Deferred income tax provision	23.9	10.4
Equity in affiliates’ earnings, net of dividends received, and other	(15.7)	(9.8)
Net earnings adjusted for non-cash charges to operations	285.5	273.6
Changes in assets and liabilities:
Receivables	(155.8)	(202.1)
Inventories	(17.9)	(30.6)
Prepayments and other current assets	0.5	(9.8)
Accounts payable and accrued expenses	(43.6)	32.5
Income taxes payable	(25.8)	(7.8)
Other non-current assets and liabilities	(8.5)	(23.1)
Net cash provided by operating activities	34.4	32.7

INVESTING
Capital expenditures, including tooling outlays	(104.3)	(140.0)
Payment for business acquired, net of cash acquired	—	(12.6)
Proceeds from asset disposals and other	1.1	0.8
Net cash used in investing activities	(103.2)	(151.8)

FINANCING
Net increase (decrease) in notes payable	19.7	(512.3)
Additions to long-term debt, net of debt issuance costs	—	1,012.8
Repayments of long-term debt, including current portion	(8.7)	(3.1)
Payments for purchase of treasury stock	(79.5)	(33.7)
Payments for stock-based compensation items	(7.6)	(1.6)
Dividends paid to BorgWarner stockholders	(28.2)	(29.4)
Dividends paid to noncontrolling stockholders	(20.5)	(15.9)
Net cash (used in) provided by financing activities	(124.8)	416.8
Effect of exchange rate changes on cash	8.2	(60.0)
Net (decrease) increase in cash	(185.4)	237.7
Cash at beginning of year	577.7	797.8
Cash at end of period	$392.3	$1,035.5

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$29.3	$12.8
Income taxes, net of refunds	$84.4	$50.0
See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The balance sheet as of December 31, 2015 was derived from the audited financial statements as of that date. Certain prior period amounts have been reclassified to conform to current period presentation, including the adoption of Accounting Standard Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." The current year adoption of this guidance resulted in the reduction of assets and liabilities by approximately $16 million in the Company's Condensed Consolidated Balance Sheet as of December 31, 2015. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2016	2015
Gross R&D expenditures	$100.6	$92.4
Customer reimbursements	(15.3)	(17.0)
Net R&D expenditures	$85.3	$75.4

The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of annual net R&D expenditures in any of the periods presented.

(3) Other Expense, net

Items included in other expense, net consist of:

	Three Months Ended March 31,
(in millions)	2016	2015
Restructuring expense	$6.4	$12.1
Merger and acquisition expense	5.8	—
Gain on previously held equity interest	—	(10.8)
Other income	(0.5)	(0.1)
Other expense, net	$11.7	$1.2

During the first quarters of 2016 and 2015, the Company recorded restructuring expense of $6.4 million and $12.1 million, respectively, primarily related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. See the Restructuring footnote to the Condensed Consolidated Financial Statements for further discussion of these expenses.

During the fourth quarter of 2015, the Company acquired 100% of the equity interests in Remy International, Inc. ("Remy"). During the first quarter of 2016, the Company incurred $5.8 million of transition and realignment expenses associated with this transaction. See the Recent Transactions footnote to the Condensed Consolidated Financial Statements for further discussion of this acquisition.

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

At March 31, 2016, the Company's effective tax rate for the first quarter was 31.7%. This rate includes tax benefits of $1.0 million related to restructuring expense as discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements, and $1.0 million related to other one-time tax adjustments.

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

(5) Inventories, net

Inventories are valued at the lower of cost or market. The cost of certain U.S. inventories is determined by the last-in, first-out (“LIFO”) method, while other U.S. and foreign operations use the first-in, first-out (“FIFO”) or average-cost methods. Inventories consisted of the following:

	March 31,	December 31,
(in millions)	2016	2015
Raw material and supplies	$439.0	$412.9
Work in progress	108.1	102.5
Finished goods	223.6	222.4
FIFO inventories	770.7	737.8
LIFO reserve	(14.4)	(14.2)
Inventories, net	$756.3	$723.6

(6) Property, Plant and Equipment, net

	March 31,	December 31,
(in millions)	2016	2015
Land, land use rights and buildings	$814.4	$779.9
Machinery and equipment	2,303.1	2,154.3
Capital leases	7.5	7.2
Construction in progress	365.6	386.4
Total property, plant and equipment, gross	3,490.6	3,327.8
Less: accumulated depreciation	(1,148.5)	(1,036.8)
Property, plant and equipment, net, excluding tooling	2,342.1	2,291.0
Tooling, net of amortization	156.8	157.1
Property, plant and equipment, net	$2,498.9	$2,448.1

As of March 31, 2016 and December 31, 2015, accounts payable of $57.0 million and $76.9 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the three months ended March 31, 2016 and 2015 were $3.7 million and $3.8 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2016	2015
Beginning balance, January 1	$107.9	$132.0
Provisions	24.6	6.3
Payments	(19.0)	(8.2)
Translation adjustment	2.9	(19.3)
Ending balance, March 31	$116.4	$110.8

The Company’s warranty provision as a percentage of net sales has increased from 0.3% as of March 31, 2015 to 1.1% as of March 31, 2016. This change is primarily related to the Company’s fourth quarter 2015 acquisition of Remy.

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(in millions)	2016	2015
Accounts payable and accrued expenses	$72.5	$70.6
Other non-current liabilities	43.9	37.3
Total product warranty liability	$116.4	$107.9

(8) Notes Payable and Long-Term Debt

As of March 31, 2016 and December 31, 2015, the Company had short-term and long-term debt outstanding as follows:

	March 31,	December 31,
(in millions)	2016	2015
Short-term debt
Short-term borrowings	$303.2	$280.7

Long-term debt
5.75% Senior notes due 11/01/16 ($150 million par value)	$149.8	$149.8
8.00% Senior notes due 10/01/19 ($134 million par value)	133.8	133.8
4.625% Senior notes due 09/15/20 ($250 million par value)	247.6	247.4
1.80% Senior notes due 11/7/22 (€500 million par value)	562.9	536.8
3.375% Senior notes due 03/15/25 ($500 million par value)	495.1	495.1
7.125% Senior notes due 02/15/29 ($121 million par value)	118.7	118.7
4.375% Senior notes due 03/15/45 ($500 million par value)	493.2	493.0
Term loan facilities and other	81.2	89.7
Impact of derivatives on debt	12.9	5.3
Total long-term debt	2,295.2	2,269.6
Less: current portion	163.3	160.7
Long-term debt, net of current portion	$2,131.9	$2,108.9

The Company has interest rate swaps which have the effect of converting $384.0 million of fixed rate notes to variable rates as of March 31, 2016. The weighted average interest rate on short-term borrowings outstanding as of March 31, 2016 and December 31, 2015 was 1.3%. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of March 31, 2016 and December 31, 2015 was 3.5% and 3.6%, respectively.

The Company has a $1 billion multi-currency revolving credit facility which includes a feature that allows the Company's borrowings to be increased to $1.25 billion. The facility provides for borrowings through June 30, 2019. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at March 31, 2016 and expects to remain compliant in future periods. At March 31, 2016 and December 31, 2015, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. At March 31, 2016 and December 31, 2015, the Company had outstanding borrowings of $175.0 million and $215.0 million, respectively, under this program, which is classified in the Condensed Consolidated Balance Sheets in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1 billion.

As of March 31, 2016 and December 31, 2015, the estimated fair values of the Company’s senior unsecured notes totaled $2,257.2 million and $2,197.6 million, respectively. The estimated fair values were $56.1 million and $23.0 million higher than their carrying value at March 31, 2016 and December 31, 2015, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $30.2 million and $29.3 million at March 31, 2016 and December 31, 2015, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

		Basis of fair value measurements
(in millions)	Balance at March 31, 2016	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$3.3	$—	$3.3	$—	A
Interest rate swap contracts	$6.0	$—	$6.0	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$81.3	$—	$81.3	$—	C
Liabilities:
Foreign currency contracts	$5.9	$—	$5.9	$—	A
Commodity contracts	$6.4	$—	$6.4	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2015	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$2.7	$—	$2.7	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$81.2	$—	$81.2	$—	C
Liabilities:
Foreign currency contracts	$8.7	$—	$8.7	$—	A
Commodity contracts	$10.4	$—	$10.4	$—	A
Interest rate swap contracts	$2.7	$—	$2.7	$—	A

(10) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivatives. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2016 and December 31, 2015, the Company had no derivative contracts that contained credit risk related contingent features.

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At March 31, 2016 and December 31, 2015, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged March 31, 2016	Volume hedged December 31, 2015	Units of measure	Duration
Copper	4,525.6	6,273.2	Metric Tons	Dec -16

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At March 31, 2016 and December 31, 2015, the following interest rate swaps were outstanding:

	Interest rate swap contracts
(in millions)	Hedge Type	Notional Amount	Duration
Fixed to floating	Fair value	$250.0	Sept - 20
Fixed to floating	Fair value	$134.0	Oct - 19

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with our net investment in certain foreign operations (net investment hedges). Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At March 31, 2016 and December 31, 2015, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency March 31, 2016	Notional in traded currency December 31, 2015	Duration

Chinese yuan	Euro	21.7	30.5	Dec - 16
Chinese yuan	US dollar	15.1	13.8	Jul - 17
Euro	British pound	3.8	—	Dec - 16
Euro	Hungarian forint	2,560.8	3,434.5	Dec - 16
Euro	Japanese yen	2,735.4	487.1	Dec - 16
Euro	Polish zloty	64.8	—	Dec - 16
Euro	US dollar	39.8	30.1	Dec - 16
Japanese yen	Chinese yuan	70.0	92.6	Dec - 16
Japanese yen	Korean won	4,308.6	5,998.9	Dec - 16
Japanese yen	US dollar	2.0	3.0	Dec - 16
Korean won	Euro	1.9	2.5	Dec - 16
Korean won	Japanese yen	483.2	—	Dec - 16
Korean won	US dollar	62.5	77.9	Dec - 16
US dollar	Mexican peso	314.8	469.0	Sept - 16

At March 31, 2016 and December 31, 2015, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(in millions)	Location	March 31, 2016	December 31, 2015	Location	March 31, 2016	December 31, 2015
Foreign currency	Prepayments and other current assets	$3.3	$2.7	Accounts payable and accrued expenses	$5.9	$8.7
Commodity	Prepayments and other current assets	$—	$—	Accounts payable and accrued expenses	$6.4	$10.4
Interest rate swaps	Other non-current assets	$6.0	$—	Accounts payable and accrued expenses	$—	$2.7

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2016 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2016	December 31, 2015
Foreign currency	$0.6	$(0.1)	$0.6
Commodity	(0.8)	(2.1)	(0.8)
Net investment hedges	12.3	12.2	—
Foreign currency denominated debt designated as a net investment hedge	(26.0)	0.1	—
Total	$(13.9)	$10.1	$(0.2)

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(in millions)		Three Months Ended			Three Months Ended
Contract Type	Location	March 31, 2016	March 31, 2015	Location	March 31, 2016	March 31, 2015
Foreign currency	Sales	$—	$(0.3)	SG&A expense	$—	$(0.3)
Foreign currency	Cost of goods sold	$(0.5)	$1.5	SG&A expense	$0.2	$0.1
Commodity	Cost of goods sold	$(0.1)	$—	Cost of goods sold	$—	$—

At March 31, 2016, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

(11) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2016 range from $15.0 million to $25.0 million, of which $5.1 million has been contributed through the first three months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2016		2015
Three Months Ended March 31,	US	Non-US	US	Non-US	2016	2015
Service cost	$—	$4.0	$—	$3.7	$0.1	$0.1
Interest cost	2.4	3.2	2.8	3.6	1.0	1.4
Expected return on plan assets	(3.7)	(6.3)	(4.3)	(6.2)	—	—
Amortization of unrecognized prior service credit	(0.2)	—	(0.2)	—	(1.2)	(1.4)
Amortization of unrecognized loss	1.2	1.6	1.6	1.7	0.5	0.7
Net periodic benefit (income) cost	$(0.3)	$2.5	$(0.1)	$2.8	$0.4	$0.8

(12) Stock-Based Compensation

Under the Company's 2004 Stock Incentive Plan ("2004 Plan"), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods of up to three years and have a term of 10 years from date of grant. At its November 2007 meeting, the Company's Compensation Committee decided that restricted common stock awards and stock units ("restricted stock") would be awarded in place of stock options for long-term incentive award grants to employees. Restricted stock granted to employees primarily vests 50% after two years and the remainder after three years from the date of grant. Restricted stock granted to non-employee directors generally vests on the first anniversary date of the grant. In February 2014, the Company's Board of Directors replaced the expired 2004 Plan by adopting the BorgWarner Inc. 2014 Stock Incentive Plan ("2014 Plan"). On April 30, 2014, the Company's stockholders approved the 2014 Plan. Under the 2014 Plan, 8 million shares are authorized for grant, of which approximately 5.7 million shares are available for future issuance as of March 31, 2016.

Stock options A summary of the Company’s stock option activity for the three months ended March
31, 2016 is as follows:

	Shares under option (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at December 31, 2015	1,267	$16.59	0.9	$33.7
Exercised	(165)	$16.81
Outstanding and exercisable at March 31, 2016	1,102	$16.56	0.7	$24.1

Restricted stock The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2016, restricted stock in the amount of 667,874 shares was granted to employees. The value of the awards is recognized as compensation expense ratably over the restriction periods. As of March 31, 2016, there was $44.2 million of unrecognized compensation expense that will be recognized over a weighted average period of approximately 2 years.

The Company recorded restricted stock compensation expense of $6.4 million and $7.3 million for the three months ended March 31, 2016 and 2015, respectively.

A summary of the Company’s nonvested restricted stock for the three months ended March 31, 2016 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at December 31, 2015	1,326	$53.18
Granted	668	$29.61
Vested	(493)	$46.06
Forfeited	(19)	$42.84
Nonvested at March 31, 2016	1,482	$45.03

(13) Accumulated Other Comprehensive Loss

The following tables summarize the activity within accumulated other comprehensive loss during the three months ended March 31, 2016 and 2015:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, December 31, 2015	$(421.2)	$(2.0)	$(189.9)	$2.9	$(610.2)
Comprehensive income (loss) before reclassifications	68.4	1.5	(2.1)	(0.5)	67.3
Income taxes associated with comprehensive income (loss) before reclassifications	—	(0.4)	0.9	—	0.5
Reclassification from accumulated other comprehensive loss	—	0.6	1.9	—	2.5
Income taxes reclassified into net earnings	—	—	(0.9)	—	(0.9)
Ending balance, March 31, 2016	$(352.8)	$(0.3)	$(190.1)	$2.4	$(540.8)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, December 31, 2014	$(160.7)	$1.7	$(227.3)	$2.7	$(383.6)
Comprehensive income (loss) before reclassifications	(249.8)	6.6	14.5	—	(228.7)
Income taxes associated with comprehensive income (loss) before reclassifications	—	(1.6)	(4.0)	—	(5.6)
Reclassification from accumulated other comprehensive loss	—	(1.2)	2.4	—	1.2
Income taxes reclassified into net earnings	—	0.4	(0.6)	—	(0.2)
Ending balance, March 31, 2015	$(410.5)	$5.9	$(215.0)	$2.7	$(616.9)

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $5.1 million and $5.4 million at March 31, 2016 and at December 31, 2015, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

The Company previously resolved certain indemnity claims asserted by Kuhlman Electric Corporation (“Kuhlman Electric”), a former indirect subsidiary of the Company, arising from the Company’s 1999 acquisition of Kuhlman Electric’s parent company. The underlying claims against Kuhlman Electric, now resolved, alleged bodily injury and property damage arising from historical operations of Kuhlman Electric’s manufacturing plant in Crystal Springs, Mississippi. As part of the resolution of Kuhlman Electric’s indemnity claims, the Company is now entitled to a share of any insurance proceeds that may be obtained in connection with the underlying claims for which Kuhlman Electric sought indemnity from the Company. The Company and Kuhlman Electric are jointly pursuing insurance proceeds through coverage litigation against numerous insurers, which currently is pending in Mississippi state and federal courts.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2016 and December 31, 2015, the Company had approximately 9,400 and 10,100 pending asbestos-related product liability claims, respectively. The decrease in the pending claims is primarily a result of the Company's continued efforts to obtain dismissal of dormant claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The nature of the historical product being encapsulated and the lifecycle of the product allow the Company to aggressively defend against these lawsuits. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2016, of the approximately 1,200 claims resolved, 87 (7%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2015, of the approximately 5,300 claims resolved, 349 (7%) resulted in payment being made to a claimant by or on behalf of the Company.

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

To date, the Company has paid and accrued $402.6 million in defense and indemnity costs in advance of insurers' reimbursement and has received $228.4 million in cash and notes from insurers. The net balance of $174.2 million is expected to be fully recovered. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2015, insurers owed $163.3 million in association with these claims.

In addition to the $174.2 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $106.0 million for claims asserted, but not yet resolved and their related defense costs at March 31, 2016. The Company also has a related asset of $106.0 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which is expected to occur subsequent to March 31, 2017. At December 31, 2015, the comparable value of the accrued liability and associated insurance asset was $108.5 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

	March 31,	December 31,
(in millions)	2016	2015
Assets:
Other non-current assets	$106.0	$108.5
Total insurance assets	$106.0	$108.5
Liabilities:
Accounts payable and accrued expenses	$48.3	$47.7
Other non-current liabilities	57.7	60.8
Total accrued liabilities	$106.0	$108.5

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

(15) Restructuring

In the fourth quarter of 2013, the Company initiated actions primarily in the Drivetrain segment designed to improve future profitability and competitiveness. As a continuation of these actions, the Company finalized severance agreements with three labor unions at separate facilities in Western Europe for approximately 450 employees. The Company recorded restructuring expense related to these facilities of $1.2 million and $7.3 million for the three months ended March 31, 2016 and 2015, respectively. Included in this restructuring expense are employee termination benefits of $1.2 million and $6.4 million for the three months ended March 31, 2016 and 2015, respectively. Additionally, the Company recorded other restructuring expense of $0.9 million for the three months ended March 31, 2015.

In the second quarter of 2014, the Company initiated actions to improve the future profitability and competitiveness of Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler"). The Company recorded restructuring expense related to Wahler of $1.6 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively. These restructuring expenses are primarily related to employee termination benefits.

In the fourth quarter of 2015, the Company acquired 100% of the equity interests in Remy. As a result of actions following this transaction, the Company recorded employee termination benefits of $1.1 million in the first quarter of 2016, primarily related to contractually required severance associated with Remy executive officers. Cash payments for these restructuring activities are expected to be complete by the end of 2016.

The Company recorded restructuring expense of $2.7 million for the three months ended March 31, 2015 related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

The following tables display a rollforward of the severance accruals recorded within the Company's Condensed Consolidated Balance Sheet and the related cash flow activity for the three months ended March 31, 2016 and 2015:

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2015	$25.3	$4.1	$29.4
Provision	2.3	1.0	3.3
Cash payments	(17.3)	(2.3)	(19.6)
Translation adjustment	0.7	0.2	0.9
Balance at March 31, 2016	$11.0	$3.0	$14.0

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2014	$41.9	$2.0	$43.9
Provision	7.4	0.4	7.8
Cash payments	(10.7)	(0.9)	(11.6)
Translation adjustment	(4.7)	(0.2)	(4.9)
Balance at March 31, 2015	$33.9	$1.3	$35.2

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$164.1	$178.9
Weighted average shares of common stock outstanding	217.388	225.796
Basic earnings per share of common stock	$0.75	$0.79

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$164.1	$178.9

Weighted average shares of common stock outstanding	217.388	225.796
Effect of stock-based compensation	0.749	1.292
Weighted average shares of common stock outstanding including dilutive shares	218.137	227.088
Diluted earnings per share of common stock	$0.75	$0.79

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2016	2015
Engine	$1,399.2	$1,380.9
Drivetrain	879.2	611.2
Inter-segment eliminations	(9.8)	(7.9)
Net sales	$2,268.6	$1,984.2

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(in millions)	2016	2015
Engine	$233.4	$230.4
Drivetrain	83.8	71.0
Adjusted EBIT	317.2	301.4
Restructuring expense	6.4	12.1
Merger and acquisition expense	5.8	—
Gain on previously held equity interest	—	(10.8)
Corporate, including equity in affiliates' earnings and stock-based compensation	31.7	32.0
Interest income	(1.6)	(1.7)
Interest expense and finance charges	21.3	10.0
Earnings before income taxes and noncontrolling interest	253.6	259.8
Provision for income taxes	80.4	72.1
Net earnings	173.2	187.7
Net earnings attributable to the noncontrolling interest, net of tax	9.1	8.8
Net earnings attributable to BorgWarner Inc.	$164.1	$178.9

Total Assets

(in millions)	March 31, 2016	December 31, 2015
Engine	$4,211.6	$4,018.0
Drivetrain	3,740.8	3,685.1
Total	7,952.4	7,703.1
Corporate *	988.3	1,122.6
Total assets	$8,940.7	$8,825.7
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

The operating results are reported within the Company's Engine reporting segment. The Company paid $12.6 million, which is recorded as an investing activity in the Company's Condensed Consolidated Statement of Cash Flows. As a result of this transaction, the Company recorded a $10.8 million gain on the previously held equity interest in this joint venture. Additionally, the Company acquired assets of $16.0 million, including $11.2 million in definite-lived intangible assets, and assumed liabilities of $4.6 million. The Company also recorded $13.9 million of goodwill, which is non-deductible for tax purposes.

(19) New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under this guidance, the areas of simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Under this guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all operating leases defined under previous GAAP. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.

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

The Company's products fall into two reporting segments: Engine and Drivetrain. The Engine segment's products include turbochargers, timing devices and chains, emissions systems and thermal systems. The Drivetrain segment's products include transmission components and systems, all-wheel drive torque transfer systems and rotating electrical devices.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2016 totaled $2,268.6 million, a 14.3% increase from the three months ended March 31, 2015. Excluding the impact of weakening foreign currencies, primarily the Euro, and the 2015 acquisition of Remy International, Inc. ("Remy"), net sales increased approximately 4.5%.

Cost of sales as a percentage of net sales increased to 79.5% in the three months ended March 31, 2016 from 78.4% in the three months ended March 31, 2015. Excluding the impact of the 2015 acquisition of Remy, cost of sales as a percentage of net sales was 79.1%.  Gross profit and gross margin were $464.3 million and 20.5% in the three months ended March 31, 2016 compared to $429.0 million and 21.6% in the three months ended March 31, 2015. Excluding the impact of the 2015 acquisition of Remy, gross profit and gross margin were $421.7 million and 20.9%. The Company's material cost of sales was approximately 55% of net sales in both the three months ended March 31, 2016 and 2015, however, conversion costs were slightly higher for the three months ended March 31, 2016 due to increased product launch and other start-up costs around the world.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2016 increased $20.2 million to $188.4 million from $168.2 million as compared to the three months ended March 31, 2015. SG&A as a percentage of net sales was 8.3% for the three months ended March 31, 2016, down from 8.5% for the three months ended March 31, 2015. Excluding the impact of the 2015 acquisition of Remy, SG&A and SG&A as a percentage of net sales were $156.3 million and 7.8%. The decrease in SG&A as a percentage of net sales is the result of cost control initiatives. Research and development ("R&D") expenses, which are included in SG&A expenses, increased $9.9 million to $85.3 million from $75.4 million as compared to the three months ended March 31, 2015. As a percentage of net sales, R&D expenses were 3.8% in the three months ended March 31, 2016 and 2015. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense, net of $11.7 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively, primarily relates to $6.4 million and $12.1 million of restructuring expense associated with both the Drivetrain and Engine segments. The Drivetrain segment charges mostly represent a continuation of expenses associated with the finalization of severance agreements with three labor unions at separate facilities in Western Europe for approximately 450 employees. The Engine segment charges mainly relate to the 2014 restructuring of the Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler") acquisition. Both the Drivetrain and Engine restructuring actions are designed to improve the future profitability and competitiveness of each segment. The Company estimates that additional restructuring expense of approximately $11 million will be incurred related to the Drivetrain and Engine segments. Also included in the restructuring amount above are $2.7 million for the three months ended March 31, 2015 related to a global realignment plan intended to enhance treasury management flexibility by creating a legal entity structure that better aligns with the Company's business strategy.

Other expense, net for the three months ended March 31, 2016 also includes $5.8 million for transition and realignment expenses primarily related to Remy. The Company also recorded a $10.8 million gain on the previously held equity interest in BERU Diesel Start Systems Pvt. Ltd. ("BERU Diesel") as a result of the first quarter 2015 acquisition.

Equity in affiliates’ earnings of $9.1 million increased $0.6 million as compared with the three months ended March 31, 2015 primarily due to higher earnings from the Company's 50% interest in NSK-Warner.

Interest expense and finance charges of $21.3 million increased $11.3 million as compared with the three months ended March 31, 2015, primarily due to the Company's March and November 2015 issuances of senior notes.

At March 31, 2016, the Company's effective tax rate for the first quarter was 31.7%. This rate includes tax benefits of $1.0 million related to restructuring expense as discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements, and $1.0 million related to other one-time tax adjustments. Excluding the impact of these non-comparable items, the Company has estimated its annual effective tax rate associated with ongoing operations to be approximately 31% for the year ending December 31, 2016.

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

The Company’s earnings per diluted share were $0.75 and $0.79 for the three months ended March 31, 2016 and 2015, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended March 31,
	2016	2015
Non-comparable items:
Restructuring expense	$(0.02)	$(0.05)
Merger and acquisition expense	(0.03)	—
Gain on previously held equity interest	—	0.05
Tax adjustments	—	0.01
Total impact of non-comparable items per share — diluted	$(0.05)	$0.01

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2016	2015
Engine	$1,399.2	$1,380.9
Drivetrain	879.2	611.2
Inter-segment eliminations	(9.8)	(7.9)
Net sales	$2,268.6	$1,984.2

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(in millions)	2016	2015
Engine	$233.4	$230.4
Drivetrain	83.8	71.0
Adjusted EBIT	317.2	301.4
Restructuring expense	6.4	12.1
Merger and acquisition expense	5.8	—
Gain on previously held equity interest	—	(10.8)
Corporate, including equity in affiliates' earnings and stock-based compensation	31.7	32.0
Interest income	(1.6)	(1.7)
Interest expense and finance charges	21.3	10.0
Earnings before income taxes and noncontrolling interest	253.6	259.8
Provision for income taxes	80.4	72.1
Net earnings	173.2	187.7
Net earnings attributable to the noncontrolling interest, net of tax	9.1	8.8
Net earnings attributable to BorgWarner Inc.	$164.1	$178.9

The Engine segment net sales increased $18.3 million, or 1.3%, from the three months ended March 31, 2015. Excluding the impact of weakening foreign currencies, primarily the Euro, net sales increased approximately 4.5% from the three months ended March 31, 2015, due to higher sales of light vehicle turbochargers and engine timing systems, including variable cam timing, partially offset by weak commercial vehicle markets around the world. The Engine segment Adjusted EBIT margin was 16.7% in the three months ended March 31, 2016 and 2015.

The Drivetrain segment net sales increased $268.0 million, or 43.8%, from the three months ended March 31, 2015. Excluding the impact of weakening foreign currencies, primarily the Euro, and the 2015 acquisition of Remy, net sales increased approximately 4.8% from the three months ended March 31, 2015, primarily due to higher sales of all-wheel drive systems. The Drivetrain segment Adjusted EBIT margin was 9.5% in the three months ended March 31, 2016 down from 11.6% in the three months ended March 31, 2015, this decrease is primarily due to the 2015 acquisition of Remy.

Outlook for 2016

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

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At March 31, 2016, the Company had $392.3 million of cash, of which $377.8 million of cash is held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to, debt service, share repurchases, dividend distributions and other corporate expenses.

The Company has a $1 billion multi-currency revolving credit facility which includes a feature that allows the Company's borrowings to be increased to $1.25 billion. The facility provides for borrowings through June 30, 2019. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at March 31, 2016 and expects to remain compliant in future periods. At March 31, 2016 and December 31, 2015, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. At March 31, 2016 and December 31, 2015, the Company had outstanding borrowings of $175.0 million and $215.0 million, respectively, under this program, which is classified in the Condensed Consolidated Balance Sheets in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1 billion.

In addition to the credit facility, the Company's universal shelf registration has an unlimited amount of various debt and equity instruments that could be issued.

On February 10, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.13 per share of common stock. This dividend was paid in the three months ended March 31, 2016.

The Company's net debt to net capital ratio was 37.0% at March 31, 2016 versus 35.2% at December 31, 2015.

From a credit quality perspective, the Company has a credit rating of BBB+ from both Standard & Poor’s and Fitch Ratings and Baa1 from Moody's. The current outlook from Standard & Poor’s and Fitch Ratings is stable. During the first quarter of 2016, Moody's revised its outlook from stable to negative. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities increased $1.7 million to $34.4 million in the first three months of 2016 from $32.7 million in the first three months of 2015. The $1.7 million increase primarily reflects higher net earnings adjusted for non-cash charges to operations, partially offset by increased working capital.

Net cash used in investing activities decreased $48.6 million to $103.2 million in the first three months of 2016 from $151.8 million in the first three months of 2015. This decrease is primarily due to lower capital expenditures, including tooling outlays, and the 2015 acquisition of BERU Diesel.

Net cash used in financing activities was $124.8 million in the first three months of 2016. Net cash provided by financing activities was $416.8 million in the first three months of 2015. This decrease is primarily driven by lower debt borrowings and higher treasury stock purchases.

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $5.1 million and $5.4 million at March 31, 2016 and at December 31, 2015, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

The Company previously resolved certain indemnity claims asserted by Kuhlman Electric Corporation (“Kuhlman Electric”), a former indirect subsidiary of the Company, arising from the Company’s 1999 acquisition of Kuhlman Electric’s parent company. The underlying claims against Kuhlman Electric, now resolved, alleged bodily injury and property damage arising from historical operations of Kuhlman Electric’s manufacturing plant in Crystal Springs, Mississippi. As part of the resolution of Kuhlman Electric’s indemnity claims, the Company is now entitled to a share of any insurance proceeds that may be obtained in connection with the underlying claims for which Kuhlman Electric sought indemnity from the Company. The Company and Kuhlman Electric are jointly pursuing insurance proceeds through coverage litigation against numerous insurers, which currently is pending in Mississippi state and federal courts.

Product Liability

Like many other industrial companies who have historically operated in the U.S., the Company (or parties the Company is obligated to indemnify) continues to be named as one of many defendants in asbestos-related personal injury actions. We believe that the Company's involvement is limited because, in general, these claims relate to a few types of automotive products that were manufactured many years ago and contained encapsulated asbestos. The nature of the fibers, the encapsulation and the manner of use lead the Company to believe that these products are highly unlikely to cause harm. As of March 31, 2016 and December 31, 2015, the Company had approximately 9,400 and 10,100 pending asbestos-related product liability claims, respectively. The decrease in the pending claims is primarily a result of the Company's continued efforts to obtain dismissal of dormant claims.

The Company's policy is to vigorously defend against these lawsuits and the Company has been successful in obtaining dismissal of many claims without any payment. The nature of the historical product being encapsulated and the lifecycle of the product allow the Company to aggressively defend against these lawsuits. The Company expects that the vast majority of the pending asbestos-related product liability claims where it is a defendant (or has an obligation to indemnify a defendant) will result in no payment being made by the Company or its insurers. In 2016, of the approximately 1,200 claims resolved, 87 (7%) resulted in payment being made to a claimant by or on behalf of the Company. In the full year of 2015, of the approximately 5,300 claims resolved, 349 (7%) resulted in payment being made to a claimant by or on behalf of the Company.

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

To date, the Company has paid and accrued $402.6 million in defense and indemnity costs in advance of insurers' reimbursement and has received $228.4 million in cash and notes from insurers. The net balance of $174.2 million is expected to be fully recovered. Timing of recovery is dependent on final resolution of the declaratory judgment action referred to above or additional negotiated settlements. At December 31, 2015, insurers owed $163.3 million in association with these claims.

In addition to the $174.2 million net balance relating to past settlements and defense costs, the Company has estimated a liability of $106.0 million for claims asserted, but not yet resolved and their related defense costs at March 31, 2016. The Company also has a related asset of $106.0 million to recognize proceeds from the insurance carriers, which is expected to be fully recovered. Receipt of these proceeds is not expected prior to the resolution of the declaratory judgment action referred to above, which is expected to occur subsequent to March 31, 2017. At December 31, 2015, the comparable value of the accrued liability and associated insurance asset was $108.5 million.

The amounts recorded in the Condensed Consolidated Balance Sheets related to the estimated future settlement of existing claims are as follows:

(in millions)	March 31, 2016	December 31, 2015
Assets:
Other non-current assets	$106.0	$108.5
Total insurance assets	$106.0	$108.5
Liabilities:
Accounts payable and accrued expenses	$48.3	$47.7
Other non-current liabilities	57.7	60.8
Total accrued liabilities	$106.0	$108.5

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

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under this guidance, the areas of simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Under this guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all operating leases defined under previous GAAP. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control. Such risks and uncertainties include: the failure to receive the anticipated benefits from BorgWarner’s acquisition of Remy, the possibility that the parties may be unable to successfully integrate Remy’s operations with those of BorgWarner, that such integration may be more difficult, time-consuming or costly than expected, revenues following the transaction may be lower than expected, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, or suppliers) may be greater than expected following the transaction; the retention of key employees at Remy may not be achieved; fluctuations in domestic or foreign vehicle production; the continued use by original equipment manufacturers of outside suppliers, fluctuations in demand for vehicles containing our products; changes in general economic conditions; and the other risks noted under Item 1A, “Risk Factors,” of our Annual Report on Form 10-K and in other reports that we file with the Securities and Exchange Commission. We do not undertake any obligation to update or announce publicly any updates to or revision to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning our exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The foreign currency translation adjustment gain of $68.4 million and loss of $249.8 million for the three months ended March 31, 2016 and 2015, respectively, contained within our Condensed Consolidated Statements of Comprehensive Income (Loss) represent the foreign currency translational impacts of converting our non-U.S. dollar subsidiaries' financial statements to the Company’s reporting currency (U.S. Dollar). The first quarter 2016 foreign currency translation adjustment gain was primarily due to the impact of a weakening U.S. dollar, which decreased approximately 5% in relation to the Euro between December 31, 2015 and March 31, 2016. This 5% change in the Euro decreased other comprehensive loss by approximately $82 million in the first three months of 2016. The first quarter 2015 foreign currency translation adjustment loss was primarily due to the impact of a strengthening U.S. dollar, which increased approximately 11% in relation to the Euro between December 31, 2014 and March 31, 2015. This 11% change in the Euro increased other comprehensive loss by approximately $243 million in the first three months of 2015.

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

The Company's Board of Directors authorized the purchase of up to $1.0 billion of the Company's common stock over three years and authorized the purchase of up to 69.6 million shares in the aggregate. As of March 31, 2016, the Company had repurchased 61,152,585 shares in the aggregate under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2016:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month Ended January 31, 2016
Common Stock Repurchase Program	864,701	$32.65	864,701	9,661,839
Employee transactions	369	$44.61	—
Month Ended February 29, 2016
Common Stock Repurchase Program	783,287	$30.63	783,287	8,878,552
Employee transactions	189,662	$29.95	—
Month Ended March 31, 2016
Common Stock Repurchase Program	431,137	$35.75	431,137	8,447,415
Employee transactions	457	$37.15	—

Item 6.	Exhibits

Exhibit 3.1/4.1	Restated Certificate of Incorporation of the Company.*

Exhibit 3.2/4.2	Amended and Restated By-laws of the Company, as amended.*

Exhibit 10.1	Form of February 2016 RRG BorgWarner Inc. 2014 Stock Incentive Plan Performance Share Award Agreement.*

Exhibit 10.2	Form of February 2016 BorgWarner Inc. 2014 Stock Incentive Plan Performance Share Award Agreement.*

Exhibit 10.3	First Amendment to the BorgWarner 2014 Stock Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed March 18, 2015).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	XBRL Instance Document.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
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

Date: April 28, 2016