Form 10-Q
period 2017-03-31
BORGWARNER INC
filed 2017-04-27
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☑
As of April 21, 2017, the registrant had 212,219,590 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Cash	$358.4	$443.7
Receivables, net	1,934.3	1,689.3
Inventories, net	656.9	641.2
Prepayments and other current assets	157.7	137.4
Total current assets	3,107.3	2,911.6

Property, plant and equipment, net	2,553.1	2,501.8
Investments and other long-term receivables	530.0	502.2
Goodwill	1,708.1	1,702.2
Other intangible assets, net	455.7	463.5
Other non-current assets	729.5	753.4
Total assets	$9,083.7	$8,834.7

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$255.1	$175.9
Accounts payable and accrued expenses	1,841.3	1,847.3
Income taxes payable	54.8	68.6
Total current liabilities	2,151.2	2,091.8

Long-term debt	2,040.3	2,043.6

Other non-current liabilities:
Asbestos-related liabilities	813.8	827.6
Retirement-related liabilities	292.0	294.1
Other	306.7	275.7
Total other non-current liabilities	1,412.5	1,397.4

Commitments and contingencies

Common stock	2.5	2.5
Capital in excess of par value	1,077.6	1,104.3
Retained earnings	4,374.7	4,215.2
Accumulated other comprehensive loss	(674.2)	(722.1)
Common stock held in treasury	(1,377.2)	(1,381.6)
Total BorgWarner Inc. stockholders’ equity	3,403.4	3,218.3
Noncontrolling interest	76.3	83.6
Total equity	3,479.7	3,301.9
Total liabilities and equity	$9,083.7	$8,834.7

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2017	2016
Net sales	$2,407.0	$2,268.6
Cost of sales	1,889.7	1,804.3
Gross profit	517.3	464.3

Selling, general and administrative expenses	218.8	188.4
Other expense, net	5.8	11.7
Operating income	292.7	264.2

Equity in affiliates’ earnings, net of tax	(9.7)	(9.1)
Interest income	(1.5)	(1.6)
Interest expense and finance charges	18.0	21.3
Earnings before income taxes and noncontrolling interest	285.9	253.6

Provision for income taxes	86.3	80.4
Net earnings	199.6	173.2
Net earnings attributable to the noncontrolling interest, net of tax	10.4	9.1
Net earnings attributable to BorgWarner Inc.	$189.2	$164.1

Earnings per share — basic	$0.89	$0.75

Earnings per share — diluted	$0.89	$0.75

Weighted average shares outstanding (thousands):
Basic	211,596	217,388
Diluted	212,236	218,137

Dividends declared per share	$0.14	$0.13

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2017	2016
Net earnings attributable to BorgWarner Inc.	$189.2	$164.1

Other comprehensive income (loss)
Foreign currency translation adjustments	49.0	68.4
Hedge instruments*	(1.2)	1.7
Defined benefit postretirement plans*	0.1	(0.2)
Other*	—	(0.5)
Total other comprehensive income attributable to BorgWarner Inc.	47.9	69.4

Comprehensive income attributable to BorgWarner Inc.	237.1	233.5
Comprehensive income attributable to the noncontrolling interest	4.0	1.6
Comprehensive income	$241.1	$235.1
____________________________________

*	Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2017	2016
OPERATING
Net earnings	$199.6	$173.2
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	97.3	94.4
Restructuring expense, net of cash paid	—	0.1
Stock-based compensation expense	13.1	9.6
Deferred income tax provision	20.6	23.9
Equity in affiliates’ earnings, net of dividends received, and other	(9.5)	(15.7)
Net earnings adjusted for non-cash charges to operations	321.1	285.5
Changes in assets and liabilities:
Receivables	(215.4)	(155.8)
Inventories	(5.5)	(17.9)
Prepayments and other current assets	(8.7)	0.5
Accounts payable and accrued expenses	(16.3)	(43.6)
Income taxes payable	(16.5)	(25.8)
Other non-current assets and liabilities	1.6	(8.5)
Net cash provided by operating activities	60.3	34.4

INVESTING
Capital expenditures, including tooling outlays	(130.9)	(104.3)
Proceeds from asset disposals and other	(0.3)	1.1
Payment for venture capital investment	(1.5)	—
Net cash used in investing activities	(132.7)	(103.2)

FINANCING
Net increase in notes payable	74.4	19.7
Repayments of long-term debt, including current portion	(6.4)	(8.7)
Payments for purchase of treasury stock	(31.0)	(79.5)
Payments for stock-based compensation items	(1.3)	(7.6)
Dividends paid to BorgWarner stockholders	(29.7)	(28.2)
Dividends paid to noncontrolling stockholders	(21.8)	(20.5)
Net cash used in financing activities	(15.8)	(124.8)
Effect of exchange rate changes on cash	2.9	8.2
Net decrease in cash	(85.3)	(185.4)
Cash at beginning of year	443.7	577.7
Cash at end of period	$358.4	$392.3

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$31.9	$29.3
Income taxes, net of refunds	$78.5	$84.4

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet as of December 31, 2016 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2017	2016
Gross R&D expenditures	$112.0	$100.6
Customer reimbursements	(15.6)	(15.3)
Net R&D expenditures	$96.4	$85.3

The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of annual net R&D expenditures in any of the periods presented.

(3) Other Expense, net

Items included in other expense, net consist of:

	Three Months Ended March 31,
(in millions)	2017	2016
Lease termination settlement	$5.3	$—
Merger and acquisition expense	—	5.8
Restructuring expense	—	6.4
Other expense (income)	0.5	(0.5)
Other expense, net	$5.8	$11.7

During the first quarter of 2017, the Company recorded a loss of $5.3 million related to the termination of a long term property lease for a manufacturing facility located in Europe.

During the first quarter of 2016, the Company incurred transition and realignment expenses and other professional fees of $5.8 million associated with the November 2015 acquisition of Remy International, Inc. ("Remy").

During the first quarter of 2016, the Company recorded restructuring expense of $6.4 million. This expense related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. See the Restructuring footnote to the Condensed Consolidated Financial Statements for further discussion of these expenses.

(4) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

At March 31, 2017, the Company's effective tax rate for the first quarter was 30.2%. This rate includes tax expense of $3.4 million related to one-time tax adjustments.

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

(5) Inventories, net

Certain U.S. inventories are measured by the last-in, first-out (“LIFO”) method at the lower of cost or market, while other U.S. and foreign operations use the first-in, first-out (“FIFO”) or average-cost methods at the lower of cost and net realizable value. Inventories consisted of the following:

	March 31,	December 31,
(in millions)	2017	2016
Raw material and supplies	$387.6	$378.6
Work in progress	111.9	102.9
Finished goods	171.8	174.9
FIFO inventories	671.3	656.4
LIFO reserve	(14.4)	(15.2)
Inventories, net	$656.9	$641.2

(6) Property, Plant and Equipment, net

	March 31,	December 31,
(in millions)	2017	2016
Land, land use rights and buildings	$807.3	$781.6
Machinery and equipment	2,472.5	2,371.2
Capital leases	3.0	3.9
Construction in progress	366.7	338.2
Total property, plant and equipment, gross	3,649.5	3,494.9
Less: accumulated depreciation	(1,236.7)	(1,137.5)
Property, plant and equipment, net, excluding tooling	2,412.8	2,357.4
Tooling, net of amortization	140.3	144.4
Property, plant and equipment, net	$2,553.1	$2,501.8

As of March 31, 2017 and December 31, 2016, accounts payable of $62.8 million and $85.3 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the three months ended March 31, 2017 and 2016 were $4.3 million and $3.7 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2017	2016
Beginning balance, January 1	$95.3	$107.9
Provisions	27.6	24.6
Payments	(15.3)	(19.0)
Translation adjustment	1.4	2.9
Ending balance, March 31	$109.0	$116.4

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(in millions)	2017	2016
Accounts payable and accrued expenses	$65.0	$63.9
Other non-current liabilities	44.0	31.4
Total product warranty liability	$109.0	$95.3

(8) Notes Payable and Long-Term Debt

As of March 31, 2017 and December 31, 2016, the Company had short-term and long-term debt outstanding as follows:

	March 31,	December 31,
(in millions)	2017	2016
Short-term debt
Short-term borrowings	$231.7	$156.5

Long-term debt
8.00% Senior notes due 10/01/19 ($134 million par value)	138.7	139.1
4.625% Senior notes due 09/15/20 ($250 million par value)	251.8	251.9
1.80% Senior notes due 11/7/22 (€500 million par value)	527.7	520.7
3.375% Senior notes due 03/15/25 ($500 million par value)	495.7	495.6
7.125% Senior notes due 02/15/29 ($121 million par value)	118.8	118.8
4.375% Senior notes due 03/15/45 ($500 million par value)	493.4	493.3
Term loan facilities and other	37.6	43.6
Total long-term debt	2,063.7	2,063.0
Less: current portion	23.4	19.4
Long-term debt, net of current portion	$2,040.3	$2,043.6

In July 2016, the Company terminated interest rate swaps which had the effect of converting $384.0 million of fixed rate notes to variable rates. The gain on the termination is being amortized into interest expense over the remaining terms of the notes. The value related to these swap terminations as of March 31, 2017 was $3.7 million and $1.2 million on the 4.625% and 8.00% notes, respectively, as an increase to the notes. The value of these interest rate swaps as of December 31, 2016 was $3.9 million and $1.3 million on the 4.625% and 8.00% notes, respectively, as an increase to the notes.

The Company terminated fixed to floating interest rate swaps in 2009. The gain on the termination is being amortized into interest expense over the remaining term of the notes. The value related to these swap terminations at March 31, 2017 and December 31, 2016 was $3.8 million and $4.1 million, respectively, on the 8.00% note as an increase to the note.

The weighted average interest rate on short-term borrowings outstanding as of March 31, 2017 and December 31, 2016 was 2.1% and 2.3%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of March 31, 2017 and December 31, 2016 was 3.8%.

The Company has a $1 billion multi-currency revolving credit facility which includes a feature that allows the Company's borrowings to be increased to $1.25 billion. The facility provides for borrowings through June 30, 2019. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at March 31, 2017 and expects to remain compliant in future periods. At March 31, 2017 and December 31, 2016, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. At March 31, 2017 and December 31, 2016, the Company had outstanding borrowings of $160.0 million and $50.8 million, respectively, under this program, which is classified in the Condensed Consolidated Balance Sheets in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1 billion.

As of March 31, 2017 and December 31, 2016, the estimated fair values of the Company’s senior unsecured notes totaled $2,104.8 million and $2,081.4 million, respectively. The estimated fair values were $78.7 million and $62.0 million higher than their carrying value at March 31, 2017 and December 31, 2016, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $23.7 million and $32.3 million at March 31, 2017 and December 31, 2016, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		Basis of fair value measurements
(in millions)	Balance at March 31, 2017	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Commodity contracts	$0.2	$—	$0.2	$—	A
Foreign currency contracts	$6.2	$—	$6.2	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$72.2	$—	$72.2	$—	C
Liabilities:
Foreign currency contracts	$2.3	$—	$2.3	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2016	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Commodity contracts	$0.1	$—	$0.1	$—	A
Foreign currency contracts	$7.2	$—	$7.2	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$71.5	$—	$71.5	$—	C
Liabilities:
Foreign currency contracts	$1.1	$—	$1.1	$—	A

(10) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2017 and December 31, 2016, the Company had no derivative contracts that contained credit risk related contingent features.

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At March 31, 2017 and December 31, 2016, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged March 31, 2017	Volume hedged December 31, 2016	Units of measure	Duration
Copper	156.4	213.8	Metric Tons	Dec -17

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At March 31, 2017 and December 31, 2016, the Company had no outstanding interest rate swaps.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows (cash flow hedges), remeasurement exposures that affect earnings (non-designated hedges), and exposures associated with the Company’s net investments in certain foreign operations (net investment hedges). Forecasted cash flows may include capital expenditures, inventory purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. The Company has also designated its Euro-denominated debt as a net investment hedge of the Company's investment in a European subsidiary.

At March 31, 2017 and December 31, 2016, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency March 31, 2017	Notional in traded currency December 31, 2016	Duration
Brazilian real	Euro	2.8	—	Jan - 18
Chinese renminbi	US dollar	22.6	33.5	Dec - 17
Euro	Chinese renminbi	93.8	—	Dec - 17
Euro	British pound	3.1	4.2	Dec - 17
Euro	Japanese yen	1,711.2	1,004.8	Dec - 17
Euro	Polish zloty	100.6	18.8	Dec - 17
Euro	US dollar	30.5	35.3	Dec - 17
Japanese yen	Chinese renminbi	52.1	68.7	Dec - 17
Japanese yen	Korean won	4,317.1	5,689.2	Dec - 17
Japanese yen	US dollar	1.5	2.0	Dec - 17
Korean won	Euro	9.8	—	Dec - 17
Korean won	Japanese yen	649.6	539.9	Dec - 17
Korean won	US dollar	17.9	14.2	Dec - 17
Mexican peso	US dollar	9.6	10.5	Dec - 17
Swedish krona	Euro	37.6	48.2	Dec - 17
US dollar	Korean won	25,269.3	—	Jun - 17

At March 31, 2017 and December 31, 2016, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(in millions)	Location	March 31, 2017	December 31, 2016	Location	March 31, 2017	December 31, 2016
Foreign currency	Prepayments and other current assets	$6.2	$7.2	Accounts payable and accrued expenses	$2.3	$1.1
Commodity	Prepayments and other current assets	$0.2	$0.1	Accounts payable and accrued expenses	$—	$—

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2017 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2017	December 31, 2016
Foreign currency	$4.2	$5.6	$4.2
Commodity	0.2	(0.1)	0.2
Net investment hedges	22.7	29.5	—
Total	$27.1	$35.0	$4.4

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

Cash Flow Hedges

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(in millions)		Three Months Ended			Three Months Ended
Contract Type	Location	March 31, 2017	March 31, 2016	Location	March 31, 2017	March 31, 2016
Foreign currency	Sales	$1.1	$—	SG&A expense	$0.1	$—
Foreign currency	Cost of goods sold	$0.8	$(0.5)	SG&A expense	$—	$0.2
Commodity	Cost of goods sold	$0.2	$(0.1)	Cost of goods sold	$—	$—

Fair Value Hedges

(in millions)		Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Contract Type	Location	Gain (loss) on swaps	Gain (loss) on borrowings	Gain (loss) on swaps	Gain (loss) on borrowings
Interest rate swap	Interest expense and finance charges	$—	$—	$8.7	$(8.7)

Derivatives not designated as hedges are used to hedge remeasurement exposures of monetary assets and liabilities designated in currencies other than the operating units’ functional currency. These derivatives resulted in the following gains and losses recorded in income:

		Gain (loss) recognized in income
(in millions)		Three Months Ended
Contract Type	Location	March 31, 2017	March 31, 2016
Foreign currency	SG&A expense	$(0.9)	$—

(11) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2017 range from $15.0 million to $25.0 million, of which $3.5 million has been contributed through the first three months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2017		2016
Three Months Ended March 31,	US	Non-US	US	Non-US	2017	2016
Service cost	$—	$4.3	$—	$4.0	$—	$0.1
Interest cost	2.2	2.6	2.4	3.2	0.8	1.0
Expected return on plan assets	(3.3)	(5.6)	(3.7)	(6.3)	—	—
Amortization of unrecognized prior service credit	(0.2)	—	(0.2)	—	(1.0)	(1.2)
Amortization of unrecognized loss	1.1	1.9	1.2	1.6	0.3	0.5
Net periodic benefit (income) cost	$(0.2)	$3.2	$(0.3)	$2.5	$0.1	$0.4

(12) Stock-Based Compensation

Under the Company's 2004 Stock Incentive Plan ("2004 Plan"), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods of up to three years and have a term of 10 years from date of grant. At its November 2007 meeting, the Company's Compensation Committee decided that restricted common stock awards and stock units ("restricted stock") would be awarded in place of stock options for long-term incentive award grants to employees. Restricted stock granted to employees primarily vests 50% after two years and the remainder after three years from the date of grant. Restricted stock granted to non-employee directors generally vests on the first anniversary date of the grant. In February 2014, the Company's Board of Directors replaced the expired 2004 Plan by adopting the BorgWarner Inc. 2014 Stock Incentive Plan ("2014 Plan"). On April 30, 2014, the Company's stockholders approved the 2014 Plan. Under the 2014 Plan, 8 million shares are authorized for grant, of which approximately 4.8 million shares are available for future issuance as of March 31, 2017.

Stock options A summary of the Company’s stock option activity for the three months ended March 31, 2017 is as follows:

	Shares under option (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at December 31, 2016	473	$17.47	0.1	$10.4
Exercised	(473)	$17.47
Outstanding and exercisable at March 31, 2017	—

Restricted stock The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In the first three months of 2017, restricted stock in the amount of 776,753 shares was granted to employees. The value of the awards is recognized as compensation expense ratably over the restriction periods. As of March 31, 2017, there was $47.0 million of unrecognized compensation expense that will be recognized over a weighted average period of 2.3 years.

The Company recorded restricted stock compensation expense of $6.8 million and $6.4 million for the three months ended March 31, 2017 and 2016, respectively.

A summary of the Company’s nonvested restricted stock for the three months ended March 31, 2017 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at December 31, 2016	1,429	$44.12
Granted	777	$40.07
Vested	(453)	$57.35
Forfeited	(28)	$41.87
Nonvested at March 31, 2017	1,725	$39.27

Total Shareholder Return Performance Share Plans The 2004 and 2014 Plans provide for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company's performance in terms of total shareholder return relative to a peer group of automotive companies. The Company recorded compensation expense of $3.1 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively.

Relative Revenue Growth Performance Share Plans In the second quarter of 2016, the Company started a new performance share program to reward members of senior management based on the Company's performance in terms of revenue growth relative to the vehicle market over three-year performance periods. Total compensation expense was $3.2 million for the three months ended March 31, 2017.

(13) Accumulated Other Comprehensive Loss

The following tables summarize the activity within accumulated other comprehensive loss during the three months ended March 31, 2017 and 2016:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, December 31, 2016	$(530.3)	$5.0	$(198.1)	$1.3	$(722.1)
Comprehensive income (loss) before reclassifications	49.0	0.5	(2.3)	—	47.2
Income taxes associated with comprehensive income (loss) before reclassifications	—	(0.2)	1.0	—	0.8
Reclassification from accumulated other comprehensive loss	—	(2.1)	2.1	—	—
Income taxes reclassified into net earnings	—	0.6	(0.7)	—	(0.1)
Ending balance, March 31, 2017	$(481.3)	$3.8	$(198.0)	$1.3	$(674.2)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, December 31, 2015	$(421.2)	$(2.0)	$(189.9)	$2.9	$(610.2)
Comprehensive income (loss) before reclassifications	68.4	1.5	(2.1)	(0.5)	67.3
Income taxes associated with comprehensive income (loss) before reclassifications	—	(0.4)	0.9	—	0.5
Reclassification from accumulated other comprehensive loss	—	0.6	1.9	—	2.5
Income taxes reclassified into net earnings	—	—	(0.9)	—	(0.9)
Ending balance, March 31, 2016	$(352.8)	$(0.3)	$(190.1)	$2.4	$(540.8)

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $6.1 million and $6.3 million at March 31, 2017 and at December 31, 2016, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

In connection with the sale of Kuhlman Electric Corporation (“Kuhlman Electric”), a former indirect subsidiary, the Company agreed to indemnify the buyer and Kuhlman Electric against certain environmental liabilities relating to certain operations of Kuhlman Electric that pre-date the Company’s 1999 acquisition of Kuhlman Electric. Kuhlman Electric was sued by plaintiffs alleging personal injuries purportedly arising from contamination at Kuhlman Electric’s Crystal Springs, Mississippi facility. The Company understands that Kuhlman Electric was required by regulatory officials to remediate such contamination.  Kuhlman Electric and its new owner tendered the personal injury lawsuits and regulatory demands to the Company. After the Company made certain payments to the plaintiffs and undertook certain remediation on Kuhlman Electric’s behalf, litigation regarding the validity of the indemnity ensued. The underlying personal injury lawsuits and indemnity litigation now have been fully resolved. The Company continues to pursue litigation against Kuhlman Electric’s historical insurers for reimbursement of amounts it paid on behalf of Kuhlman Electric under the indemnity. The Company may in the future become subject to further legal proceedings relating to these matters.

Asbestos-related Liability

Like many other industrial companies that have historically operated in the United States, the Company, or parties that the Company is obligated to indemnify, continues to be named as one of many defendants in asbestos-related personal injury actions.  We believe that the Company’s involvement is limited because these claims generally relate to a few types of automotive products that were manufactured over thirty years ago and contained encapsulated asbestos.  The nature of the fibers, the encapsulation of the asbestos, and the manner of the products’ use all lead the Company to believe that these products were and are highly unlikely to cause harm.  Furthermore, the useful life of nearly all of these products expired many years ago.

As of March 31, 2017 and December 31, 2016, the Company had approximately 9,500 and 9,400 pending asbestos-related claims, respectively.  It is probable that additional asbestos-related claims will be asserted against the Company in the future.  The Company vigorously defends against these claims, and has obtained the dismissal of the majority of the claims asserted against it without any payment.  The Company likewise expects that in the vast majority of current and future asbestos-related claims in which it has been or will be named (or has an obligation to indemnify a party which has been or will be named), no payment will be made by the Company or its insurers. In the first quarter of 2017, of the approximately  500 claims resolved, 120 (24%) resulted in payment being made to a claimant by or on behalf of the Company. In 2016, of the approximately 2,800 claims resolved, 352 (13%) resulted in payment being made to a claimant by or on behalf of the Company.

Through March 31, 2017 and December 31, 2016, the Company had accrued and paid $491.3 million and $477.7 million in indemnity (including settlement payments) and defense costs in connection with asbestos-related claims, respectively. These gross payments are before tax benefits and any insurance receipts. Indemnity and defense costs are incorporated into the Company's operating cash flows and will continue to be in the future.

The Company reviews, on an ongoing basis, its own experience in handling asbestos-related claims and trends affecting asbestos-related claims in the U.S. tort system generally, for the purposes of assessing the value of pending asbestos-related claims and the number and value of those that may be asserted in the future, as well as potential recoveries from the Company’s insurers with respect to such claims and defense costs. The Company’s best estimate of the aggregate liability both for asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted, including an estimate for defense costs, is $865.7 million as of March 31, 2017. During the fourth quarter of 2016, the Company determined that a reasonable estimate of its liability for asbestos claims not yet asserted could be made, and the Company increased its aggregate estimated liability for asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted to $879.3 million as of December 31, 2016. The Company's estimate is not discounted to present value and includes an estimate of liability for potential future claims not yet asserted through December 31, 2059 with a runoff through 2067. The Company currently believes that December 31, 2067 is a reasonable assumption as to the last date on which it is likely to have resolved all asbestos-related claims, based on the nature and useful life of the Company’s products and the likelihood of incidence of asbestos-related disease in the U.S. population generally.

The Company’s estimate of its aggregate liability for asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted was developed with the assistance of a third-party consultant. In developing such estimate, the third-party consultant projected a potential number of future claims based on the Company’s historical claim filings and patterns and compared that to anticipated levels of unique plaintiff asbestos-related claims asserted in the U.S. tort system against all defendants.  The consultant also utilized assumptions based on the Company’s historical proportion of claims resolved without payment, historical settlement costs for those claims that result in a payment, and historical defense costs.  The liabilities were then estimated by multiplying the pending and projected future claim filings by projected payments rates and average settlement amounts and then adding an estimate for defense costs.

The Company’s estimate of the indemnity and defense costs for asbestos-related claims asserted but not yet resolved and potential claims not yet asserted is its best estimate of such costs. Such estimate is subject to numerous uncertainties.  These include future legislative or judicial changes affecting the U.S. tort system, bankruptcy proceedings involving one or more co-defendants, the impact and timing of payments from bankruptcy trusts that presently exist and those that may exist in the future, disease emergence and associated claim filings, the impact of future settlements or significant judgments, changes in the medical condition of claimants, changes in the treatment of asbestos-related disease, and any changes in settlement or defense strategies. The balances recorded for asbestos-related claims are based on best available information and assumptions that the Company believes are reasonable, including as to the number of future claims that may be asserted, the percentage of claims that may result in a payment, the average cost to resolve such claims, and potential defense costs. Any amounts that are reasonably possible of occurring in excess of amounts recorded are believed to not be significant. The various assumptions utilized in arriving at the Company’s estimate may also change over time, and the Company’s actual liability for asbestos-related claims asserted but not yet resolved and those not yet asserted may be higher or lower than the Company’s estimate as a result of such changes.

The Company has certain insurance coverage applicable to asbestos-related claims.  Prior to June 2004, the settlement and defense costs associated with all asbestos-related claims were paid by the Company's primary layer insurance carriers under a series of interim funding arrangements. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits.  A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies against the Company and certain of its historical general liability insurers.  The Cook County court has issued a number of interim rulings and discovery is continuing in this proceeding. The Company is vigorously pursuing the litigation against all carriers that are parties to it, as well as pursuing settlement discussions with its carriers where appropriate.  The Company has entered into settlement agreements with certain of its insurance carriers, resolving such insurance carriers’ coverage disputes through the carriers’ agreement to pay specified amounts to the Company, either immediately or over a specified period. Through March 31, 2017 and December 31, 2016, the Company had received $270.0 million in cash and notes from insurers, respectively, on account of indemnity and defense costs respecting asbestos-related claims.

The Company continues to have additional excess insurance coverage available for potential future asbestos-related claims. The Company also reviews the amount of its unresolved, unexhausted excess insurance coverage for asbestos-related claims, taking into account the remaining limits of such coverage, the number and amount of claims from co-insured parties, the ongoing litigation against the Company’s insurers described above, potential remaining recoveries from insolvent insurers, the impact of previous insurance settlements, and coverage available from solvent insurers not party to the coverage litigation.    Based on that review, the Company has estimated that as of March 31, 2017 and December 31, 2016 that it has $386.4 million in aggregate insurance coverage available with respect to asbestos-related claims already satisfied by the Company but not yet reimbursed by the insurers, asbestos-related claims asserted but not yet resolved, and asbestos-related claims not yet asserted, in each case together with their associated defense costs. In each case, such amounts are expected to be fully recovered. However, the resolution of the insurance coverage litigation, and the number and amount of claims on our insurance from co-insured parties, may increase or decrease the amount of such insurance coverage available to the Company as compared to the Company’s estimate.

The amounts recorded in the Condensed Consolidated Balance Sheets respecting asbestos-related claims are as follows:

	March 31,	December 31,
(in millions)	2017	2016
Assets:
Non-current assets	$386.4	$386.4
Total insurance assets	$386.4	$386.4
Liabilities:
Accounts payable and accrued expenses	$51.9	$51.7
Other non-current liabilities	813.8	827.6
Total accrued liabilities	$865.7	$879.3

(15) Restructuring

In the fourth quarter of 2013, the Company initiated actions primarily in the Drivetrain segment designed to improve future profitability and competitiveness. As a continuation of these actions, the Company finalized severance agreements with three labor unions at separate facilities in Western Europe for approximately 450 employees. The Company recorded restructuring expense related to employee termination benefits at these facilities of $1.2 million for the three months ended March 31, 2016.

In the second quarter of 2014, the Company initiated actions to improve the future profitability and competitiveness of Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler"). The Company recorded restructuring expense of $1.6 million in the three ended March 31, 2016, primarily related to employee termination benefits.

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

The following tables display a rollforward of the severance accruals recorded within the Company's Condensed Consolidated Balance Sheet and the related cash flow activity for the three months ended March 31, 2017 and 2016:

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2016	$3.7	$2.7	$6.4
Cash payments	(1.6)	(2.1)	(3.7)
Translation adjustment	—	0.1	0.1
Balance at March 31, 2017	$2.1	$0.7	$2.8

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2015	$25.3	$4.1	$29.4
Provision	2.3	1.0	3.3
Cash payments	(17.3)	(2.3)	(19.6)
Translation adjustment	0.7	0.2	0.9
Balance at March 31, 2016	$11.0	$3.0	$14.0

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. Options are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2017	2016
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$189.2	$164.1
Weighted average shares of common stock outstanding	211.596	217.388
Basic earnings per share of common stock	$0.89	$0.75

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$189.2	$164.1

Weighted average shares of common stock outstanding	211.596	217.388
Effect of stock-based compensation	0.640	0.749
Weighted average shares of common stock outstanding including dilutive shares	212.236	218.137
Diluted earnings per share of common stock	$0.89	$0.75

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2017	2016
Engine	$1,495.4	$1,399.2
Drivetrain	924.9	879.2
Inter-segment eliminations	(13.3)	(9.8)
Net sales	$2,407.0	$2,268.6

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(in millions)	2017	2016
Engine	$247.0	$236.7
Drivetrain	104.8	86.3
Adjusted EBIT	351.8	323.0
Lease termination settlement	5.3	—
Merger and acquisition expense	—	5.8
Restructuring expense	—	6.4
Corporate, including equity in affiliates' earnings and stock-based compensation	44.1	37.5
Interest income	(1.5)	(1.6)
Interest expense and finance charges	18.0	21.3
Earnings before income taxes and noncontrolling interest	285.9	253.6
Provision for income taxes	86.3	80.4
Net earnings	199.6	173.2
Net earnings attributable to the noncontrolling interest, net of tax	10.4	9.1
Net earnings attributable to BorgWarner Inc.	$189.2	$164.1

Total Assets

	March 31,	December 31,
(in millions)	2017	2016
Engine	$4,322.4	$4,134.6
Drivetrain	3,360.8	3,212.4
Total	7,683.2	7,347.0
Corporate *	1,400.5	1,487.7
Total assets	$9,083.7	$8,834.7
____________________________________
*    Corporate assets include investments and other long-term receivables and certain deferred income taxes.

(18) New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." It requires disaggregating the service cost component from the other components of net benefit cost, provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization when applicable. This guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment." It eliminates Step 2 from the goodwill impairment test and an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill. This guidance is effective for annual and any interim impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect this guidance to have any impact on its Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update ASU No. 2017-01, "Clarifying the Definition of a Business." It revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business. This guidance is effective for annual periods beginning after December 15, 2017. The Company does not expect this guidance to have any impact on its Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under this guidance, the areas of simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, impact on earnings per share and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Upon adopting this guidance in the first quarter of 2017, the Company recorded a tax benefit of $0.8 million within provision for income tax related to the excess tax benefit on share-based awards and reflected the excess tax benefit in operating activities rather than financing activities in the Consolidated Statements of Cash Flows. The Company elected to apply this change in presentation prospectively and thus prior periods have not been adjusted. The Company also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the quarter ended March 31, 2017. The impact of this change was de minimis. Additionally, the Company elected not to change its policy on accounting for forfeitures and continued to estimate the total number of awards for which the requisite service period will not be rendered.

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

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." It requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for interim and fiscal years beginning after December 15, 2017. The Company expects to elect the measurement alternative for equity investments without readily determinable fair values and does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB amended the Accounting Standards Codification to add Topic 606, "Revenue from Contracts with Customers," outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseding most current revenue recognition guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company anticipates changes to the revenue recognition of pre-production activities such as customer owned tooling and engineering design & development recoveries, including the potential recording of these items as revenue. Further, the Company is currently analyzing the impact of the new guidance on its contracts and customer arrangements that include various pricing structures and cancellation clauses, which could impact the timing of revenue recognition. During 2017, based on the Company's assessment of existing contracts and revenue streams, the Company has released an internal policy to establish a framework for evaluating the impact of the new standard on the amounts and timing of revenue recognition. Further, the Company will be implementing appropriate changes to the business processes, systems and controls to support recognition and disclosure under the new standard in the third and fourth quarters of 2017 which will allow the Company to obtain the information necessary to determine the cumulative effect adjustment to be recorded upon adoption of this guidance. Training of employees on the impacts of the standard and changes to our processes, systems and controls will continue throughout 2017. The Company expects to adopt this guidance effective January 1, 2018, utilizing the Modified Retrospective approach and is currently evaluating the impact that the adoption of this guidance will have on its Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Net sales for the three months ended March 31, 2017 totaled $2,407.0 million, a 6.1% increase from the three months ended March 31, 2016. Excluding the impact of the Remy light vehicle aftermarket business divestiture and the impact of weakening foreign currencies, primarily the Euro and Chinese Renminbi, net sales increased approximately 12.8%.

Cost of sales as a percentage of net sales decreased to 78.5% in the three months ended March 31, 2017 from 79.5% in the three months ended March 31, 2016. Gross profit and gross margin were $517.3 million and 21.5% in the three months ended March 31, 2017 compared to $464.3 million and 20.5% in the three months ended March 31, 2016. The Company's material cost of sales was approximately 55% of net sales in both the three months ended March 31, 2017 and 2016. The Company's remaining cost to convert raw material to finished product (conversion cost) slightly decreased due to improved productivity compared to the three months ended March 31, 2016.

SG&A expenses for the three months ended March 31, 2017 increased $30.4 million to $218.8 million from $188.4 million as compared to the three months ended March 31, 2016. SG&A as a percentage of net sales was 9.1% for the three months ended March 31, 2017, up from 8.3% for the three months ended March 31, 2016, primarily due to higher R&D costs, stock-based compensation and other employee costs. R&D expenses, which are included in SG&A expenses, increased $11.1 million to $96.4 million from $85.3 million as compared to the three months ended March 31, 2016. As a percentage of net sales, R&D expenses were 4.0% and 3.8% in the three months ended March 31, 2017 and 2016, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense, net of $5.8 million for the three months ended March 31, 2017 primarily relates to a loss of $5.3 million related to the termination of a long term property lease for a manufacturing facility located in Europe. Other expense, net for the three months ended March 31, 2016 was $11.7 million including $6.4 million of restructuring expense associated with both the Drivetrain and Engine segments and $5.8 million related to transition and realignment expenses and other professional fees associated with the November 2015 acquisition of Remy.

Equity in affiliates’ earnings of $9.7 million increased $0.6 million as compared with the three months ended March 31, 2016 primarily due to higher earnings from the Company's 50% interest in NSK-Warner as a result of improved business conditions in Asia.

Interest expense and finance charges of $18.0 million decreased $3.3 million as compared with the three months ended March 31, 2016, primarily due to the reduction in outstanding short term borrowings and senior notes.

At March 31, 2017, the Company's effective tax rate for the first quarter was 30.2%. This rate includes tax expense of $3.4 million related to one-time tax adjustments. Excluding the impact of this non-comparable item, the Company has estimated its annual effective tax rate associated with ongoing operations to be approximately 29% for the year ending December 31, 2017.

At March 31, 2016, the Company's effective tax rate for the first three months was 31.7%. This rate includes tax benefits of $1.0 million related to restructuring expense as discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements, and $1.0 million related to other one-time tax adjustments. Excluding the impact of these non-comparable items, the Company had estimated its annual effective tax rate associated with ongoing operations to be approximately 31% for the year ending December 31, 2016.

The Company’s earnings per diluted share were $0.89 and $0.75 for the three months ended March 31, 2017 and 2016, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended March 31,
	2017	2016
Non-comparable items:
Merger and acquisition expense	—	(0.03)
Restructuring expense	—	(0.02)
Tax adjustments	(0.02)	—
Total impact of non-comparable items per share — diluted	$(0.02)	$(0.05)

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2017	2016
Engine	$1,495.4	$1,399.2
Drivetrain	924.9	879.2
Inter-segment eliminations	(13.3)	(9.8)
Net sales	$2,407.0	$2,268.6

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(in millions)	2017	2016
Engine	$247.0	$236.7
Drivetrain	104.8	86.3
Adjusted EBIT	351.8	323.0
Lease termination settlement	5.3	—
Merger and acquisition expense	—	5.8
Restructuring expense	—	6.4
Corporate, including equity in affiliates' earnings and stock-based compensation	44.1	37.5
Interest income	(1.5)	(1.6)
Interest expense and finance charges	18.0	21.3
Earnings before income taxes and noncontrolling interest	285.9	253.6
Provision for income taxes	86.3	80.4
Net earnings	199.6	173.2
Net earnings attributable to the noncontrolling interest, net of tax	10.4	9.1
Net earnings attributable to BorgWarner Inc.	$189.2	$164.1

The Engine segment net sales increased $96.2 million, or 6.9%, from the three months ended March 31, 2016. Excluding the impact of weakening foreign currencies, primarily the Euro and Chinese Renminbi, net sales increased approximately 9.5% from the three months ended March 31, 2016, due to higher sales of light vehicle turbochargers and engine timing systems, including variable cam timing. The Engine segment Adjusted EBIT margin was 16.5% in the three months ended March 31, 2017 slightly down from 16.9% in the three months ended March 31, 2016.

The Drivetrain segment net sales increased $45.7 million, or 5.2%, from the three months ended March 31, 2016. Excluding the impact of the Remy light vehicle aftermarket business divestiture and weakening foreign currencies, primarily the Euro and Chinese Renminbi, net sales increased approximately 18.8% from the three months ended March 31, 2016, primarily due to higher sales of all-wheel drive systems and transmission components. The Drivetrain segment Adjusted EBIT margin was 11.3% in the three months ended March 31, 2017 up from 9.8% in the three months ended March 31, 2016, primarily due to the sale of the Remy light vehicle aftermarket business and conversion on higher sales.

Outlook for 2017

Our overall outlook for 2017 is positive.  Net new business-related sales growth, due to increased penetration of BorgWarner products around the world, is expected to drive growth above the modest global industry production growth expected in 2017.  This growth is expected to be partially offset by a stronger U.S. dollar, which would reduce the U.S. dollar value of its foreign currency-denominated sales.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At March 31, 2017, the Company had $358.4 million of cash, of which $352.1 million of cash is held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to, debt service, share repurchases, dividend distributions and other corporate expenses.

The Company has a $1 billion multi-currency revolving credit facility which includes a feature that allows the Company's borrowings to be increased to $1.25 billion. The facility provides for borrowings through June 30, 2019. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at March 31, 2017 and expects to remain compliant in future periods. At March 31, 2017 and December 31, 2016, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. At March 31, 2017 and December 31, 2016, the Company had outstanding borrowings of $160.0 million and $50.8 million, respectively, under this program, which is classified in the Condensed Consolidated Balance Sheets in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1 billion.

In addition to the credit facility, the Company's universal shelf registration has an unlimited amount of various debt and equity instruments that could be issued.

On February 08, 2017, the Company’s Board of Directors declared quarterly cash dividend of $0.14 per share of common stock. This dividend was paid on March 15, 2017.

The Company's net debt to net capital ratio was 35.8% at March 31, 2017 versus 35.0% at December 31, 2016.

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

Net cash provided by operating activities increased $25.9 million to $60.3 million in the first three months of 2017 from $34.4 million in the first three months of 2016. The $25.9 million increase primarily reflects higher net earnings adjusted for non-cash charges to operations, offset by changes in working capital.

Net cash used in investing activities increased $29.5 million to $132.7 million in the first three months of 2017 from $103.2 million in the first three months of 2016. This increase is primarily due to higher capital expenditures, including tooling outlays.

Net cash used in financing activities decreased $109.0 million to $15.8 million in the first three months of 2017 from $124.8 million in the first three months of 2016. This decrease is primarily driven by higher debt borrowings and lower treasury stock purchases.

We believe that the combination of cash from operations, cash balances, available credit facilities, and the universal shelf registration capacity will be sufficient to satisfy our cash needs for our current level of operations, our planned operations for the foreseeable future and our current share repurchase program. We will continue to balance our needs for internal growth, external growth, the return of capital to stockholders, debt reduction and cash conservation.

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

See Note 14 - Contingencies to the Condensed Consolidated Financial Statements for further details and information respecting the Company’s environmental liability.

Asbestos-related Liability

Like many other industrial companies that have historically operated in the United States, the Company, or parties the Company is obligated to indemnity, continues to be named as one of many defendants in asbestos-related personal injury actions.  The Company has an estimated liability of $865.7 million as of

March 31, 2017 for asbestos-related claims and associated costs through 2067, which is the last date by which the Company currently estimates it is likely to have resolved all asbestos-related claims. The Company additionally estimates that, as of March 31, 2017, it has aggregate insurance coverage available in the amount of $386.4 million to satisfy asbestos-related claims already satisfied by the Company but not yet reimbursed by insurers, asbestos-related claims asserted but not yet resolved, and asbestos-related claims not yet asserted, as well as defense costs associated with each.  See Note 14 - Contingencies to the Condensed Consolidated Financial Statements for further details and information respecting the Company’s asbestos-related liability and corresponding insurance asset.

New Accounting Pronouncements

See Note 18 - New Accounting Pronouncements to the Condensed Consolidated Financial Statements for a detailed description of new applicable accounting pronouncements.

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

This section and the discussions contained in Item 1A, "Risk Factors," and in Item 7, subheading "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2016, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Act. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, financial condition and prospects.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning our exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The foreign currency translation adjustment gain of $49.0 million and $68.4 million for the three months ended March 31, 2017 and 2016, respectively, contained within our Condensed Consolidated Statements of Comprehensive Income (Loss) represent the foreign currency translational impacts of converting our non-U.S. dollar subsidiaries' financial statements to the Company’s reporting currency (U.S. Dollar). The first quarter 2017 foreign currency translation adjustment gain was primarily due to the impact of a weakening U.S. dollar, which decreased approximately 1% and 8% against the Euro and Korean Won since December 31, 2016. This 1% and 8% change in the Euro and Korean Won decreased other comprehensive loss by approximately $24 million each in the first three months of 2017. The first quarter 2016 foreign currency translation adjustment gain was primarily due to the impact of a weakening U.S. dollar, which decreased approximately 5% in relation to the Euro since December 31, 2015. This 5% change in the Euro decreased other comprehensive loss by approximately $82 million in the first three months of 2016.

Item 4.Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 14 — Contingencies, to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of environmental, product liability and other litigation, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors authorized the purchase of up to $1.0 billion of the Company's common stock over three years and authorized the purchase of up to 79.6 million shares in the aggregate. As of March 31, 2017, the Company had repurchased 68,149,992 shares in the aggregate under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2017:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month Ended January 31, 2017
Common Stock Repurchase Program	—	$—	—	2,256,990
Employee transactions	605	$40.82	—
Month Ended February 28, 2017
Common Stock Repurchase Program	261,664	$42.02	261,664	11,995,326
Employee transactions	230,059	$41.30	—
Month Ended March 31, 2017
Common Stock Repurchase Program	545,228	$42.17	545,228	11,450,098
Employee transactions	2,096	$42.16	—

Item 6.	Exhibits

Exhibit 10.1	Form of 2017 BorgWarner Inc. 2014 Stock Incentive Plan Performance Share Award Agreement.*

Exhibit 10.2	Form of 2017 BorgWarner Inc. 2014 Stock Incentive Plan Restricted Stock Agreement for Employees.*

Exhibit 10.3	Form of 2017 BorgWarner Inc. 2014 Stock Incentive Plan Stock Units Award Agreement for Non-U.S. Employees.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	XBRL Instance Document.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
____________________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorgWarner Inc.

(Registrant)

By	/s/ Anthony D. Hensel
(Signature)

Anthony D. Hensel

Vice President and Controller
(Principal Accounting Officer)

Date: April 27, 2017