Form 10-Q
period 2017-09-30
BORGWARNER INC
filed 2017-10-26
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
YES ☐  NO ☑
As of October 20, 2017, the registrant had 210,838,499 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Cash	$414.3	$443.7
Receivables, net	2,046.1	1,689.3
Inventories, net	773.4	641.2
Prepayments and other current assets	167.3	137.4
Total current assets	3,401.1	2,911.6

Property, plant and equipment, net	2,753.7	2,501.8
Investments and other long-term receivables	559.5	502.2
Goodwill	1,882.1	1,702.2
Other intangible assets, net	509.4	463.5
Other non-current assets	710.4	753.4
Total assets	$9,816.2	$8,834.7

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$303.2	$175.9
Accounts payable and accrued expenses	2,015.0	1,847.3
Income taxes payable	63.0	68.6
Total current liabilities	2,381.2	2,091.8

Long-term debt	2,091.9	2,043.6

Other non-current liabilities:
Asbestos-related liabilities	786.0	827.6
Retirement-related liabilities	301.7	294.1
Other	339.1	275.7
Total other non-current liabilities	1,426.8	1,397.4

Commitments and contingencies

Common stock	2.5	2.5
Capital in excess of par value	1,100.1	1,104.3
Retained earnings	4,712.8	4,215.2
Accumulated other comprehensive loss	(545.7)	(722.1)
Common stock held in treasury	(1,444.0)	(1,381.6)
Total BorgWarner Inc. stockholders’ equity	3,825.7	3,218.3
Noncontrolling interest	90.6	83.6
Total equity	3,916.3	3,301.9
Total liabilities and equity	$9,816.2	$8,834.7

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2017	2016	2017	2016
Net sales	$2,416.2	$2,214.2	$7,212.9	$6,812.0
Cost of sales	1,893.5	1,743.1	5,658.7	5,379.9
Gross profit	522.7	471.1	1,554.2	1,432.1

Selling, general and administrative expenses	224.8	209.7	658.6	600.4
Other expense, net	22.0	111.1	27.5	147.8
Operating income	275.9	150.3	868.1	683.9

Equity in affiliates’ earnings, net of tax	(14.4)	(12.4)	(38.5)	(31.6)
Interest income	(1.3)	(1.6)	(4.2)	(4.7)
Interest expense and finance charges	17.6	22.4	53.6	65.1
Earnings before income taxes and noncontrolling interest	274.0	141.9	857.2	655.1

Provision for income taxes	79.4	48.8	241.9	213.4
Net earnings	194.6	93.1	615.3	441.7
Net earnings attributable to the noncontrolling interest, net of tax	9.7	9.8	29.2	29.9
Net earnings attributable to BorgWarner Inc.	$184.9	$83.3	$586.1	$411.8

Earnings per share — basic	$0.88	$0.39	$2.78	$1.91

Earnings per share — diluted	$0.88	$0.39	$2.77	$1.90

Weighted average shares outstanding (thousands):
Basic	209,803	212,872	210,657	215,332
Diluted	211,013	213,766	211,575	216,189

Dividends declared per share	$0.14	$0.13	$0.42	$0.39

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net earnings attributable to BorgWarner Inc.	$184.9	$83.3	$586.1	$411.8

Other comprehensive income (loss)
Foreign currency translation adjustments	64.2	27.9	186.6	41.8
Hedge instruments*	(1.7)	(2.3)	(5.2)	1.1
Defined benefit postretirement plans*	(1.8)	(2.9)	(6.2)	(2.5)
Other*	—	0.1	1.2	(1.2)
Total other comprehensive income attributable to BorgWarner Inc.	60.7	22.8	176.4	39.2

Comprehensive income attributable to BorgWarner Inc.	245.6	106.1	762.5	451.0
Comprehensive income attributable to the noncontrolling interest	1.1	2.2	4.5	2.3
Comprehensive income	$246.7	$108.3	$767.0	$453.3
____________________________________

*	Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2017	2016
OPERATING
Net earnings	$615.3	$441.7
Adjustments to reconcile net earnings to net cash flows from operations:
Asset impairment expense	—	106.5
Depreciation and amortization	302.0	291.2
Restructuring expense, net of cash paid	3.5	12.0
Stock-based compensation expense	35.5	27.3
Deferred income tax provision	39.5	0.7
Equity in affiliates’ earnings, net of dividends received, and other	(23.7)	(22.3)
Net earnings adjusted for non-cash charges to operations	972.1	857.1
Changes in assets and liabilities:
Receivables	(232.0)	(176.2)
Inventories	(70.8)	(45.5)
Prepayments and other current assets	(9.1)	3.9
Accounts payable and accrued expenses	49.8	(14.0)
Income taxes payable	(18.1)	(33.1)
Other assets and liabilities	(68.0)	0.9
Net cash provided by operating activities	623.9	593.1

INVESTING
Capital expenditures, including tooling outlays	(389.7)	(354.8)
Payments for business acquired, net of cash acquired	(180.6)	—
Proceeds from sale of business, net of cash divested	—	5.4
Proceeds from asset disposals and other	1.6	7.0
Payments for venture capital investment	(2.0)	—
Net cash used in investing activities	(570.7)	(342.4)

FINANCING
Net increase in notes payable	124.9	51.6
Additions to long-term debt, net of debt issuance costs	—	4.6
Repayments of long-term debt, including current portion	(14.5)	(16.6)
Proceeds from interest rate swap termination	—	8.9
Payments for debt issuance cost	(2.4)	—
Payments for purchase of treasury stock	(100.0)	(250.0)
Payments for (proceeds from) stock-based compensation items	(2.1)	0.9
Dividends paid to BorgWarner stockholders	(88.5)	(83.8)
Dividends paid to noncontrolling stockholders	(23.6)	(25.7)
Net cash used in financing activities	(106.2)	(310.1)
Effect of exchange rate changes on cash	23.6	0.4
Net decrease in cash	(29.4)	(59.0)
Cash at beginning of year	443.7	577.7
Cash at end of period	$414.3	$518.7

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$72.1	$73.5
Income taxes, net of refunds	$219.9	$246.1
Non-cash investing transactions
Liabilities assumed from business acquired	$19.1	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The balance sheet as of December 31, 2016 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Gross R&D expenditures	$115.2	$106.1	$346.9	$311.1
Customer reimbursements	(13.7)	(17.5)	(44.1)	(52.2)
Net R&D expenditures	$101.5	$88.6	$302.8	$258.9

The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of annual net R&D expenditures in any of the periods presented.

(3) Other Expense, net

Items included in other expense, net consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Restructuring expense	$13.3	$1.3	$13.3	$26.9
Merger and acquisition expense	6.4	5.9	6.4	18.9
Lease termination settlement	—	—	5.3	—
Asset impairment expense	—	106.5	—	106.5
Other expense (income)	2.3	(2.6)	2.5	(4.5)
Other expense, net	$22.0	$111.1	$27.5	$147.8

During the three and nine months ended September 30, 2017, the Company recorded restructuring expense of $13.3 million. During the three and nine months ended September 30, 2016, the Company recorded restructuring expense of $1.3 million and $26.9 million, respectively. These expenses related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. See the Restructuring footnote to the Condensed Consolidated Financial Statements for further discussion of these expenses.

On September 27, 2017, the Company acquired 100% of the equity interests of Sevcon, Inc. ("Sevcon"), a global player in electrification technologies, serving customers in the U.S., U.K., France, Germany, Italy, China and the Asia Pacific region. As a result, the Company recorded $6.4 million of transaction related professional fees during the three months ended September 30, 2017. See the Recent Transactions footnote to the Consolidated Financial Statements for further discussion.

During the three and nine months ended September 30, 2016, the Company incurred transition and realignment expenses and other professional fees of $5.9 million and $18.9 million, respectively, associated with the November 2015 acquisition of Remy International, Inc. ("Remy"). Additionally, in October 2016, the Company entered into a definitive agreement to sell the light vehicle aftermarket business associated with Remy. The Company determined that assets and liabilities subject to the Remy light vehicle aftermarket business sale met the held for sale criteria during the third quarter of 2016. The fair value of the assets and liabilities, based on the anticipated sale price, was less than the carrying value, therefore, the Company recorded an asset impairment expense of $106.5 million to adjust the net book value of this business to its fair value. During the fourth quarter of 2016, the Company sold the Remy light vehicle aftermarket business for approximately $80 million in cash.

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

At September 30, 2017, the Company's effective tax rate for the first nine months was 28.2%. This rate includes respective tax benefits of $1.2 million, $0.3 million, and $11.7 million which are associated with restructuring expense, merger and acquisition expense, and one-time tax adjustments that primarily resulted from tax audit settlements.

At September 30, 2016, the Company's effective tax rate for the first nine months was 32.6%. This rate includes tax benefits of $27.6 million and $5.9 million related to asset impairment and restructuring expense, respectively, as discussed in the Other Expense, net footnote to the Condensed Consolidated Financial Statements, and $3.7 million related to other one-time tax adjustments, as well as a tax expense of $2.2 million related to a gain associated with the release of certain Remy light vehicle aftermarket liabilities due to the expiration of a customer contract.

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

(5) Inventories, net

Certain U.S. inventories are measured by the last-in, first-out (“LIFO”) method at the lower of cost or market, while other U.S. and foreign operations use the first-in, first-out (“FIFO”) or average-cost methods at the lower of cost and net realizable value. Inventories consisted of the following:

	September 30,	December 31,
(in millions)	2017	2016
Raw material and supplies	$454.0	$378.6
Work in progress	126.8	102.9
Finished goods	207.4	174.9
FIFO inventories	788.2	656.4
LIFO reserve	(14.8)	(15.2)
Inventories, net	$773.4	$641.2

(6) Property, Plant and Equipment, net

	September 30,	December 31,
(in millions)	2017	2016
Land, land use rights and buildings	$874.7	$781.6
Machinery and equipment	2,659.9	2,371.2
Capital leases	5.9	3.9
Construction in progress	381.9	338.2
Total property, plant and equipment, gross	3,922.4	3,494.9
Less: accumulated depreciation	(1,351.3)	(1,137.5)
Property, plant and equipment, net, excluding tooling	2,571.1	2,357.4
Tooling, net of amortization	182.6	144.4
Property, plant and equipment, net	$2,753.7	$2,501.8

As of September 30, 2017 and December 31, 2016, accounts payable of $54.8 million and $85.3 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the nine months ended September 30, 2017 and 2016 were $14.2 million and $10.4 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2017	2016
Beginning balance, January 1	$95.3	$107.9
Provisions	51.3	47.4
Acquisitions	0.4	6.9
Liabilities held for sale	—	(9.2)
Payments	(45.7)	(36.7)
Translation adjustment	5.4	2.1
Ending balance, September 30	$106.7	$118.4

Acquisition activity in 2017 of $0.4 million relates to warranty liability associated with the Company's purchase of Sevcon. Acquisition activity in 2016 of $6.9 million was related to the Company's accrual for product issues that predated the Company's 2015 acquisition of Remy.

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
(in millions)	2017	2016
Accounts payable and accrued expenses	$64.8	$63.9
Other non-current liabilities	41.9	31.4
Total product warranty liability	$106.7	$95.3

(8) Notes Payable and Long-Term Debt

As of September 30, 2017 and December 31, 2016, the Company had short-term and long-term debt outstanding as follows:

	September 30,	December 31,
(in millions)	2017	2016
Short-term debt
Short-term borrowings	$282.4	$156.5

Long-term debt
8.00% Senior notes due 10/01/19 ($134 million par value)	137.8	139.1
4.625% Senior notes due 09/15/20 ($250 million par value)	251.6	251.9
1.80% Senior notes due 11/7/22 (€500 million par value)	585.9	520.7
3.375% Senior notes due 03/15/25 ($500 million par value)	495.9	495.6
7.125% Senior notes due 02/15/29 ($121 million par value)	118.9	118.8
4.375% Senior notes due 03/15/45 ($500 million par value)	493.5	493.3
Term loan facilities and other	29.1	43.6
Total long-term debt	2,112.7	2,063.0
Less: current portion	20.8	19.4
Long-term debt, net of current portion	$2,091.9	$2,043.6

In July 2016, the Company terminated interest rate swaps which had the effect of converting $384 million of fixed rate notes to variable rates. The gain on the termination is being amortized into interest expense over the remaining terms of the notes. The value related to these swap terminations as of September 30, 2017 was $3.2 million and $0.9 million on the 4.625% and 8.00% notes, respectively, as an increase to the notes. The value of these interest rate swaps as of December 31, 2016 was $3.9 million and $1.3 million on the 4.625% and 8.00% notes, respectively, as an increase to the notes.

The Company terminated fixed to floating interest rate swaps in 2009. The gain on the termination is being amortized into interest expense over the remaining term of the notes. The value related to these swap terminations at September 30, 2017 and December 31, 2016 was $3.1 million and $4.1 million, respectively, on the 8.00% notes as an increase to the notes.

The weighted average interest rate on short-term borrowings outstanding as of September 30, 2017 and December 31, 2016 was 2.2% and 2.3%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of September 30, 2017 and December 31, 2016 was 3.7% and 3.8%, respectively.

On June 29, 2017, the Company amended and extended its $1 billion multi-currency revolving credit facility (which included a feature that allowed the Company's borrowings to be increased to $1.25 billion) to a $1.2 billion multi-currency revolving credit facility (which includes a feature that allows the Company's borrowings to be increased to $1.5 billion). The facility provides for borrowings through June 29, 2022. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at September 30, 2017 and expects to remain compliant in future periods. At September 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding, which increased from $1.0 billion to $1.2 billion effective July 26, 2017. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. At September 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $200.0 million and $50.8 million, respectively, under this program, which is classified in the Condensed Consolidated Balance Sheets in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1.2 billion.

As of September 30, 2017 and December 31, 2016, the estimated fair values of the Company’s senior unsecured notes totaled $2,185.3 million and $2,081.4 million, respectively. The estimated fair values were $101.7 million and $62.0 million higher than their carrying value at September 30, 2017 and December 31, 2016, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $31.5 million and $32.3 million at September 30, 2017 and December 31, 2016, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

		Basis of fair value measurements
(in millions)	Balance at September 30, 2017	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Commodity contracts	$0.1	$—	$0.1	$—	A
Foreign currency contracts	$2.9	$—	$2.9	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$73.0	$—	$73.0	$—	C
Liabilities:
Foreign currency contracts	$2.9	$—	$2.9	$—	A
Net investment hedge contracts	$9.6	$—	$9.6	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2016	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Commodity contracts	$0.1	$—	$0.1	$—	A
Foreign currency contracts	$7.2	$—	$7.2	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$71.5	$—	$71.5	$—	C
Liabilities:
Foreign currency contracts	$1.1	$—	$1.1	$—	A

(10) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At September 30, 2017 and December 31, 2016, the Company had no derivative contracts that contained credit risk related contingent features.

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At September 30, 2017 and December 31, 2016, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged September 30, 2017	Volume hedged December 31, 2016	Units of measure	Duration
Copper	49.1	213.8	Metric Tons	Dec -17

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At September 30, 2017 and December 31, 2016, the Company had no outstanding interest rate swaps.

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

At September 30, 2017 and December 31, 2016, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency September 30, 2017	Notional in traded currency December 31, 2016	Duration
Brazilian real	Euro	1.1	—	Jan - 18
Chinese renminbi	US dollar	49.0	33.5	Nov - 18
Chinese renminbi	Euro	31.8	—	Jun - 18
Euro	Chinese renminbi	30.2	—	Dec - 17
Euro	British pound	1.0	4.2	Dec - 17
Euro	Japanese yen	774.0	1,004.8	Dec - 18
Euro	Polish zloty	33.6	18.8	Dec - 17
Euro	Swedish krona	267.4	—	May -18
Euro	US dollar	30.3	35.3	Dec - 18
Japanese yen	Chinese renminbi	18.1	68.7	Dec - 17
Japanese yen	Korean won	1,441.5	5,689.2	Dec - 17
Japanese yen	US dollar	0.5	2.0	Dec - 17
Korean won	Euro	3.2	—	Dec - 17
Korean won	Japanese yen	208.5	539.9	Dec - 17
Korean won	US dollar	5.1	14.2	Dec - 17
Mexican peso	US dollar	4.9	10.5	Dec - 17
Swedish krona	Euro	12.5	48.2	Dec - 17
US dollar	Euro	100.0	—	Dec - 17

At September 30, 2017 and December 31, 2016, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

	Assets			Liabilities
(in millions)	Location	September 30, 2017	December 31, 2016	Location	September 30, 2017	December 31, 2016
Foreign currency	Prepayments and other current assets	$2.9	$7.2	Accounts payable and accrued expenses	$2.9	$1.1
Commodity	Prepayments and other current assets	$0.1	$0.1	Accounts payable and accrued expenses	$—	$—
Net investment hedge	Prepayments and other current assets	$—	$—	Accounts payable and accrued expenses	$9.6	$—

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at September 30, 2017 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2017	December 31, 2016
Foreign currency	$(0.9)	$5.6	$(0.9)
Commodity	0.1	(0.1)	0.1
Net investment hedges	(45.3)	29.5	—
Total	$(46.1)	$35.0	$(0.8)

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

Cash Flow Hedges

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(in millions)		Three Months Ended			Three Months Ended
Contract Type	Location	September 30, 2017	September 30, 2016	Location	September 30, 2017	September 30, 2016
Foreign currency	Sales	$1.3	$0.7	SG&A expense	$—	$—
Foreign currency	Cost of goods sold	$(0.4)	$(0.4)	SG&A expense	$(0.1)	$0.1
Commodity	Cost of goods sold	$0.1	$(0.4)	Cost of goods sold	$—	$—

		Gain (loss) reclassified from AOCI to income (effective portion)			Gain (loss) recognized in income (ineffective portion)
(in millions)		Nine Months Ended			Nine Months Ended
Contract Type	Location	September 30, 2017	September 30, 2016	Location	September 30, 2017	September 30, 2016
Foreign currency	Sales	$3.3	$0.9	SG&A expense	$—	$—
Foreign currency	Cost of goods sold	$0.9	$(0.6)	SG&A expense	$(0.1)	$0.2
Commodity	Cost of goods sold	$0.4	$(1.5)	Cost of goods sold	$—	$—

Fair Value Hedges

(in millions)		Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Contract Type	Location	Gain (loss) on swaps	Gain (loss) on borrowings	Gain (loss) on swaps	Gain (loss) on borrowings
Interest rate swap	Interest expense and finance charges	$—	$—	$(2.8)	$2.8

(in millions)		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Contract Type	Location	Gain (loss) on swaps	Gain (loss) on borrowings	Gain (loss) on swaps	Gain (loss) on borrowings
Interest rate swap	Interest expense and finance charges	$—	$—	$8.5	$(8.5)

At September 30, 2017, derivative instruments that were not designated as hedging instruments as defined by ASC Topic 815 were immaterial.

(11) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2017 range from $15.0 million to $25.0 million, of which $11.4 million has been contributed through the first nine months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2017		2016
Three Months Ended September 30,	US	Non-US	US	Non-US	2017	2016
Service cost	$—	$4.5	$—	$4.1	$—	$—
Interest cost	2.2	2.8	2.4	3.1	0.8	1.0
Expected return on plan assets	(3.3)	(6.0)	(3.7)	(6.1)	—	—
Amortization of unrecognized prior service credit	(0.2)	—	(0.2)	—	(1.1)	(1.2)
Amortization of unrecognized loss	1.1	2.0	1.3	1.6	0.4	0.5
Net periodic benefit (income) cost	$(0.2)	$3.3	$(0.2)	$2.7	$0.1	$0.3

	Pension benefits				Other postretirement employee benefits
(in millions)	2017		2016
Nine Months Ended September 30,	US	Non-US	US	Non-US	2017	2016
Service cost	$—	$13.3	$—	$12.3	$0.1	$0.1
Interest cost	6.6	8.0	7.2	9.6	2.4	2.9
Expected return on plan assets	(9.8)	(17.4)	(11.2)	(18.7)	—	—
Amortization of unrecognized prior service credit	(0.6)	—	(0.6)	—	(3.1)	(3.6)
Amortization of unrecognized loss	3.2	5.8	3.8	4.7	1.0	1.6
Net periodic benefit (income) cost	$(0.6)	$9.7	$(0.8)	$7.9	$0.4	$1.0

(12) Stock-Based Compensation

Under the Company's 2004 Stock Incentive Plan ("2004 Plan"), the Company granted options to purchase shares of the Company's common stock at the fair market value on the date of grant. The options vested over periods of up to three years and have a term of 10 years from date of grant. At its November 2007 meeting, the Company's Compensation Committee decided that restricted common stock awards and stock units ("restricted stock") would be awarded in place of stock options for long-term incentive award grants to employees. Restricted stock granted to employees primarily vests 50% after two years and the remainder after three years from the date of grant. Restricted stock granted to non-employee directors generally vests on the first anniversary date of the grant. In February 2014, the Company's Board of Directors replaced the expired 2004 Plan by adopting the BorgWarner Inc. 2014 Stock Incentive Plan ("2014 Plan"). On April 30, 2014, the Company's stockholders approved the 2014 Plan. Under the 2014 Plan, 8 million shares are authorized for grant, of which approximately 4.8 million shares are available for future issuance as of September 30, 2017.

Stock options A summary of the Company’s stock option activity for the nine months ended September 30, 2017 is as follows. As of March 31, 2017, there were no outstanding stock options.

	Shares under option (thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding and exercisable at December 31, 2016	473	$17.47	0.1	$10.4
Exercised	(473)	$17.47
Outstanding and exercisable at September 30, 2017	—

Restricted stock The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In the first nine months of 2017, restricted stock in the amount of 776,753 shares and 26,919 shares were granted to employees and non-employee directors, respectively. The value of the awards is recognized as compensation expense ratably over the restriction periods. As of September 30, 2017, there was $34.7 million of unrecognized compensation expense that will be recognized over a weighted average period of 1.9 years.

The Company recorded restricted stock compensation expense of $6.7 million and $6.8 million for the three months ended September 30, 2017 and 2016, respectively, and $20.2 million and $19.9 million for the nine months ended September 30, 2017 and 2016, respectively.

A summary of the Company’s nonvested restricted stock for the nine months ended September 30, 2017 is as follows:

	Shares subject to restriction (thousands)	Weighted average price
Nonvested at December 31, 2016	1,429	$44.12
Granted	777	$40.07
Vested	(453)	$57.35
Forfeited	(28)	$41.87
Nonvested at March 31, 2017	1,725	$39.27
Granted	27	$41.13
Vested	(61)	$51.71
Forfeited	(28)	$38.06
Nonvested at June 30, 2017	1,663	$38.86
Vested	(7)	$45.09
Forfeited	(19)	$38.22
Nonvested at September 30, 2017	1,637	$38.85

Total Shareholder Return Performance Share Plans The 2004 and 2014 Plans provide for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company's performance in terms of total shareholder return relative to a peer group of automotive companies. The Company recorded compensation expense of $2.2 million and $2.3 million for the three months ended September 30, 2017 and 2016, respectively, and $7.6 million and $7.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Relative Revenue Growth Performance Share Plans In the second quarter of 2016, the Company started a new performance share program to reward members of senior management based on the Company's performance in terms of revenue growth relative to the vehicle market over three-year performance periods. The Company recorded compensation expense of $2.3 million and income of $2.1 million for the three months ended September 30, 2017 and 2016, respectively, and $7.7 million for the nine months ended September 30, 2017 and no expense for the nine months ended September 30, 2016.

(13) Accumulated Other Comprehensive Loss

The following tables summarize the activity within accumulated other comprehensive loss during the three and nine months ended September 30, 2017 and 2016:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, June 30, 2017	$(407.9)	$1.5	$(202.5)	$2.5	$(606.4)
Comprehensive income (loss) before reclassifications	64.2	(1.4)	(4.7)	—	58.1
Income taxes associated with comprehensive income (loss) before reclassifications	—	0.9	1.5	—	2.4
Reclassification from accumulated other comprehensive loss	—	(1.0)	2.2	—	1.2
Income taxes reclassified into net earnings	—	(0.2)	(0.8)	—	(1.0)
Ending balance, September 30, 2017	$(343.7)	$(0.2)	$(204.3)	$2.5	$(545.7)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, June 30, 2016	$(407.3)	$1.4	$(189.5)	$1.6	$(593.8)
Comprehensive income (loss) before reclassifications	27.9	(1.2)	(4.1)	0.1	22.7
Income taxes associated with comprehensive income (loss) before reclassifications	—	(1.4)	(0.4)	—	(1.8)
Reclassification from accumulated other comprehensive loss	—	0.1	2.0	—	2.1
Income taxes reclassified into net earnings	—	0.2	(0.4)	—	(0.2)
Ending balance, September 30, 2016	$(379.4)	$(0.9)	$(192.4)	$1.7	$(571.0)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, December 31, 2016	$(530.3)	$5.0	$(198.1)	$1.3	$(722.1)
Comprehensive income (loss) before reclassifications	186.6	(2.3)	(15.7)	1.2	169.8
Income taxes associated with comprehensive income (loss) before reclassifications	—	0.4	5.2	—	5.6
Reclassification from accumulated other comprehensive loss	—	(4.6)	6.3	—	1.7
Income taxes reclassified into net earnings	—	1.3	(2.0)	—	(0.7)
Ending balance, September 30, 2017	$(343.7)	$(0.2)	$(204.3)	$2.5	$(545.7)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, December 31, 2015	$(421.2)	$(2.0)	$(189.9)	$2.9	$(610.2)
Comprehensive income (loss) before reclassifications	41.8	0.7	(6.1)	(1.2)	35.2
Income taxes associated with comprehensive income (loss) before reclassifications	—	(1.0)	(0.6)	—	(1.6)
Reclassification from accumulated other comprehensive loss	—	1.2	5.9	—	7.1
Income taxes reclassified into net earnings	—	0.2	(1.7)	—	(1.5)
Ending balance, September 30, 2016	$(379.4)	$(0.9)	$(192.4)	$1.7	$(571.0)

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $6.9 million and $6.3 million at September 30, 2017 and at December 31, 2016, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

The Company’s asbestos-related claims activity during the nine months ended September 30, 2017 and 2016 is as follows:

	2017	2016
Beginning Claims January 1	9,385	10,061
New Claims Received	1,597	1,626
Dismissed Claims	(1,273)	(1,942)
Settled Claims	(326)	(256)
Ending Claims September 30	9,383	9,489

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

Through September 30, 2017 and December 31, 2016, the Company had accrued and paid $518.6 million and $477.7 million, respectively, in indemnity (including settlement payments) and defense costs in connection with asbestos-related claims. These gross payments are before tax benefits and any insurance receipts. Indemnity and defense costs are incorporated into the Company's operating cash flows and will continue to be in the future.

The Company reviews, on an ongoing basis, its own experience in handling asbestos-related claims and trends affecting asbestos-related claims in the U.S. tort system generally, for the purposes of assessing the value of pending asbestos-related claims and the number and value of those that may be asserted in the future, as well as potential recoveries from the Company’s insurers with respect to such claims and defense costs. During the fourth quarter of 2016, the Company determined that a reasonable estimate of its liability for asbestos claims not yet asserted could be made, and the Company increased its aggregate estimated liability for asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted to $879.3 million as of December 31, 2016. The Company's estimate is not discounted to present value and includes an estimate of liability for potential future claims not yet asserted through December 31, 2059 with a runoff through 2067. The Company currently believes that December 31, 2067 is a reasonable assumption as to the last date on which it is likely to have resolved all asbestos-related claims, based on the nature and useful life of the Company’s products and the likelihood of incidence of asbestos-related disease in the U.S. population generally. As of September 30, 2017, the Company’s reasonable best estimate of the aggregate liability for both asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted, including estimated defense costs, is as follows:

(in millions)
Asbestos Liability as of December 31, 2016	$879.3
Indemnity and Defense Related Costs	(41.0)
Asbestos Liability as of September 30, 2017	$838.3

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

The Company’s estimate of the indemnity and defense costs for asbestos-related claims asserted but not yet resolved and potential claims not yet asserted is its reasonable best estimate of such costs. Such estimate is subject to numerous uncertainties.  These include future legislative or judicial changes affecting the U.S. tort system, bankruptcy proceedings involving one or more co-defendants, the impact and timing of payments from bankruptcy trusts that presently exist and those that may exist in the future, disease emergence and associated claim filings, the impact of future settlements or significant judgments, changes in the medical condition of claimants, changes in the treatment of asbestos-related disease, and any changes in settlement or defense strategies. The balances recorded for asbestos-related claims are based on best available information and assumptions that the Company believes are reasonable, including as to the number of future claims that may be asserted, the percentage of claims that may result in a payment, the average cost to resolve such claims, and potential defense costs. The Company concluded that it is reasonably possible that it may incur additional losses through 2067 for asbestos-related claims, in addition to amounts recorded, of up to approximately $100.0 million as of September 30, 2017. The various assumptions utilized in arriving at the Company’s estimate may also change over time, and the Company’s actual liability for asbestos-related claims asserted but not yet resolved and those not yet asserted may be higher or lower than the Company’s estimate as a result of such changes.

The Company has certain insurance coverage applicable to asbestos-related claims.  Prior to June 2004, the settlement and defense costs associated with all asbestos-related claims were paid by the Company's primary layer insurance carriers under a series of interim funding arrangements. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits.  A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies against the Company and certain of its historical general liability insurers.  The Cook County court has issued a number of interim rulings and discovery is continuing in this proceeding. The Company is vigorously pursuing the litigation against all carriers that are parties to it, as well as pursuing settlement discussions with its carriers where appropriate.  The Company has entered into settlement agreements with certain of its insurance carriers, resolving such insurance carriers’ coverage disputes through the carriers’ agreement to pay specified amounts to the Company, either immediately or over a specified period. Through September 30, 2017 and December 31, 2016, the Company had received $270.0 million in cash and notes from insurers on account of indemnity and defense costs respecting asbestos-related claims.

The Company continues to have additional excess insurance coverage available for potential future asbestos-related claims. The Company also reviews the amount of its unresolved, unexhausted excess insurance coverage for asbestos-related claims, taking into account the remaining limits of such coverage, the number and amount of claims from co-insured parties, the ongoing litigation against the Company’s insurers described above, potential remaining recoveries from insolvent insurers, the impact of previous insurance settlements, and coverage available from solvent insurers not party to the coverage litigation.    Based on that review, the Company has estimated that as of September 30, 2017 and December 31, 2016 that it has $386.4 million in aggregate insurance coverage available with respect to asbestos-related claims already satisfied by the Company but not yet reimbursed by the insurers, asbestos-related claims asserted but not yet resolved, and asbestos-related claims not yet asserted, in each case together with their associated defense costs. In each case, such amounts are expected to be fully recovered. However, the resolution of the insurance coverage litigation, and the number and amount of claims on our insurance from co-insured parties, may increase or decrease the amount of such insurance coverage available to the Company as compared to the Company’s estimate.

The amounts recorded in the Condensed Consolidated Balance Sheets respecting asbestos-related claims are as follows:

	September 30,	December 31,
(in millions)	2017	2016
Assets:
Non-current assets	$386.4	$386.4
Total insurance assets	$386.4	$386.4
Liabilities:
Accounts payable and accrued expenses	$52.3	$51.7
Other non-current liabilities	786.0	827.6
Total accrued liabilities	$838.3	$879.3

(15) Restructuring

In the third quarter of 2017, the Company recorded restructuring expense of $12.6 million, primarily due to the initiation of actions within its emissions business in the Engine segment designed to improve future profitability and competitiveness. The Company plans to explore strategic options for non-core product lines to improve the overall competitiveness of its remaining European emissions business in the Engine segment. These actions may result in the recognition of impairment or additional restructuring charges that could be material.

On September 27, 2017, the Company acquired 100% of the equity interests of Sevcon. In connection with this transaction, the Company recorded restructuring expense of $0.7 million in the third quarter of 2017, primarily related to contractually required severance associated with Sevcon executive officers. Cash payments for these restructuring activities are expected to be completed by Q1 2018.

In the fourth quarter of 2013, the Company initiated actions primarily in the Drivetrain segment designed to improve future profitability and competitiveness. As a continuation of these actions, the Company finalized severance agreements with three labor unions at separate facilities in Western Europe for approximately 450 employees. The Company recorded restructuring expense related to these facilities of $8.2 million for the nine months ended September 30, 2016, which included employee termination benefits of $3.0 million for the nine months ended September 30, 2016. Additionally, the Company recorded other restructuring expense of $5.2 million for the nine months ended September 30, 2016.

In the second quarter of 2014, the Company initiated actions to improve the future profitability and competitiveness of Gustav Wahler GmbH u. Co. KG and its general partner ("Wahler"). The Company recorded restructuring expense related to Wahler of $9.6 million in the nine months ended September 30, 2016, which included employee termination benefits of $4.1 million.

In the fourth quarter of 2015, the Company acquired 100% of the equity interests in Remy. As a result of actions following this transaction, the Company recorded restructuring expense of $1.3 million and $6.1 million in the three and nine months ended September 30, 2016, respectively. Included in this restructuring expense is $3.1 million related to winding down certain operations in North America in the nine months ended September 30, 2016. Additionally, the Company recorded employee termination benefits of $0.3 million and $2.0 million primarily related to contractually required severance associated with Remy executive officers and other employee termination benefits in Mexico in the three and nine months ended September 30, 2016, respectively. Cash payments for these restructuring activities are expected to be complete by the end of 2017.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

The following tables display a rollforward of the severance accruals recorded within the Company's Condensed Consolidated Balance Sheet and the related cash flow activity for the three and nine months ended September 30, 2017 and 2016:

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2016	$3.7	$2.7	$6.4
Cash payments	(1.6)	(2.1)	(3.7)
Translation adjustment	—	0.1	0.1
Balance at March 31, 2017	$2.1	$0.7	$2.8
Cash payments	(0.2)	(0.4)	(0.6)
Translation adjustment	0.1	—	0.1
Balance at June 30, 2017	$2.0	$0.3	$2.3
Provision	0.7	0.7	1.4
Cash payments	(0.2)	—	(0.2)
Translation adjustment	0.1	—	0.1
Balance at September 30, 2017	$2.6	$1.0	$3.6

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2015	$25.3	$4.1	$29.4
Provision	2.3	1.0	3.3
Cash payments	(17.3)	(2.3)	(19.6)
Translation adjustment	0.7	0.2	0.9
Balance at March 31, 2016	$11.0	$3.0	$14.0
Provision	2.4	4.6	7.0
Cash payments	(5.3)	(2.2)	(7.5)
Translation adjustment	(0.2)	(0.1)	(0.3)
Balance at June 30, 2016	$7.9	$5.3	$13.2
Provision	0.3	—	0.3
Cash payments	(2.7)	(1.3)	(4.0)
Translation adjustment	0.1	0.1	0.2
Balance at September 30, 2016	$5.6	$4.1	$9.7

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$184.9	$83.3	$586.1	$411.8
Weighted average shares of common stock outstanding	209.803	212.872	210.657	215.332
Basic earnings per share of common stock	$0.88	$0.39	$2.78	$1.91

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$184.9	$83.3	$586.1	$411.8

Weighted average shares of common stock outstanding	209.803	212.872	210.657	215.332
Effect of stock-based compensation	1.210	0.894	0.918	0.857
Weighted average shares of common stock outstanding including dilutive shares	211.013	213.766	211.575	216.189
Diluted earnings per share of common stock	$0.88	$0.39	$2.77	$1.90

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

Net Sales by Reporting Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Engine	$1,506.4	$1,359.3	$4,483.6	$4,202.7
Drivetrain	921.8	865.9	2,767.7	2,640.5
Inter-segment eliminations	(12.0)	(11.0)	(38.4)	(31.2)
Net sales	$2,416.2	$2,214.2	$7,212.9	$6,812.0

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Engine	$238.5	$221.5	$729.8	$696.3
Drivetrain	111.5	89.4	325.9	271.0
Adjusted EBIT	350.0	310.9	1,055.7	967.3
Restructuring expense	13.3	1.3	13.3	26.9
Merger and acquisition expense	6.4	5.9	6.4	18.9
Lease termination settlement	—	—	5.3	—
Other expense, net	2.7	—	2.7	—
Asset impairment expense	—	106.5	—	106.5
Contract expiration loss (gain)	—	1.3	—	(6.2)
Corporate, including equity in affiliates' earnings and stock-based compensation	37.3	33.2	121.4	105.7
Interest income	(1.3)	(1.6)	(4.2)	(4.7)
Interest expense and finance charges	17.6	22.4	53.6	65.1
Earnings before income taxes and noncontrolling interest	274.0	141.9	857.2	655.1
Provision for income taxes	79.4	48.8	241.9	213.4
Net earnings	194.6	93.1	615.3	441.7
Net earnings attributable to the noncontrolling interest, net of tax	9.7	9.8	29.2	29.9
Net earnings attributable to BorgWarner Inc.	$184.9	$83.3	$586.1	$411.8

Total Assets

	September 30,	December 31,
(in millions)	2017	2016
Engine	$4,607.0	$4,134.6
Drivetrain	3,748.8	3,212.4
Total	8,355.8	7,347.0
Corporate *	1,460.4	1,487.7
Total assets	$9,816.2	$8,834.7
____________________________________
*    Corporate assets include investments and other long-term receivables and certain deferred income taxes.

(18) New Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, "Derivatives and Hedging (Topic 815)." It expands and refines hedge accounting for both nonfinancial and financial risk components and reduces complexity in fair value hedges of interest rate risk. It eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements and modifies the accounting for components excluded from assessment of hedge effectiveness. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the guidance and does not expect the adoption to have a material impact on its Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, "Scope of Modification Accounting." Under this guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the share-based payment award changes as a result of the change in terms or conditions. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect this guidance to have any impact on its Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment." It eliminates Step 2 from the goodwill impairment test and an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill. This guidance is effective for annual and any interim impairment tests in fiscal years beginning after December 15, 2019. The Company plans to early adopt this guidance in the fourth quarter of 2017 in conjunction with the annual goodwill impairment test. The Company does not expect this guidance to have any impact on its Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under this guidance, the areas of simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, impact on earnings per share and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Upon adopting this guidance in the first nine months of 2017, the Company recorded a tax benefit of $0.8 million within provision for income tax related to the excess tax benefit on share-based awards and reflected the excess tax benefit in operating activities rather than financing activities in the Consolidated Statements of Cash Flows. The Company elected to apply this change in presentation prospectively and thus prior periods have not been adjusted. The Company also excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three and nine months ended September 30, 2017. The impact of this change was de minimis. Additionally, the Company elected not to change its policy on accounting for forfeitures and continued to estimate the total number of awards for which the requisite service period will not be rendered.

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

In May 2014, the FASB amended the Accounting Standards Codification to add Topic 606, "Revenue from Contracts with Customers," outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseding the most current revenue recognition guidance. The new guidance will also require new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company has continued to monitor FASB activity related to the new standard, and has worked with various non-authoritative industry groups to assess certain interpretative issues and the associated implementation of the new standard. Based on this, the Company does not expect any changes to how it accounts for reimbursable pre-production costs, currently accounted for as a cost reduction. The Company is currently analyzing the impact of the new guidance on its contracts and customer arrangements related to our highly customized products with no alternative use and for which the Company has an enforceable right to payment. The new guidance may require revenue to be recognized over time as the parts are being produced rather than upon shipment or delivery of the parts. In addition, the Company is assessing the impact of pricing provisions contained in some of our contracts and customer arrangements which may represent variable consideration or provide the customer with a material right. Additional work needs to be completed in order to finalize the conclusion of the impact of pricing structures. During 2017, based on the Company’s assessment of existing contracts and revenue streams, the Company has refined its internal policy to include criteria for evaluating the impact of the new standard on the amounts and timing of revenue recognition. Further, the Company is in the process of implementing appropriate refinements to the business processes, systems and controls to support recognition and disclosure under the new standard later in the fourth quarter of 2017 which will allow the Company to obtain the information necessary to determine the cumulative effect adjustment to be recorded upon adoption of this guidance. Training of employees on the impacts of the standard and refinements to our processes, systems and controls will continue throughout 2017. The Company expects to adopt this guidance effective January 1, 2018 utilizing the Modified Retrospective approach and is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

(19) Recent Transactions

On September 27, 2017, the Company acquired 100% of the equity interests in Sevcon for cash of $185.7 million. This amount includes $26.6 million paid to settle outstanding debt and $5.1 million paid in October 2017 for Sevcon stock-based awards attributable to pre combination services.

Sevcon is a global player in electrification technologies, serving customers in the U.S., U.K., France, Germany, Italy, China and the Asia Pacific region. Sevcon complements BorgWarner’s power electronics capabilities utilized to provide electrified propulsion solutions.

Sevcon's assets are reported within the Company's Drivetrain reporting segment as of the date of the acquisition. Sevcon's operating results from the date of acquisition through September 30, 2017 were insignificant. The Company paid $180.6 million in September 2017, which is reported as an investing activity in the Company's Consolidated Statement of Cash Flows.

The following table summarizes the aggregated preliminary fair value of the assets acquired and liabilities assumed on September 27, 2017, the date of acquisition:

(millions of dollars)
Receivables, net	$15.9
Inventories, net	19.0
Other current assets	3.1
Property, plant and equipment, net	7.4
Goodwill	133.6
Other intangible assets	61.1
Deferred tax liabilities	(8.6)
Income taxes payable	(0.7)
Other assets and liabilities	(2.7)
Accounts payable and accrued expenses	(23.3)
Total consideration, net of cash acquired	204.8

Less: Assumed retirement-related liabilities	19.1
Less: Consideration paid in October 2017	5.1
Cash paid in September 2017, net of cash acquired	$180.6

In connection with the acquisition, the Company capitalized $19.0 million for customer relationships, $37.9 million for developed technology and $4.2 million for the Sevcon trade name. These intangible assets, excluding the indefinite-lived trade name, will be amortized over a period of 7 to 20 years. Various valuation techniques were used to determine the fair value of the intangible assets, with the primary techniques being forms of the income approach, specifically, the relief-from-royalty and excess earnings valuation methods, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, the Company is required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Due to the nature of the transaction, goodwill is not deductible for tax purposes.

The Company is in the process of finalizing all purchase accounting adjustments related to the acquisition. Certain estimated values for the acquisition, including goodwill, intangible assets and deferred taxes are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition.

Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the current and prior reporting period is not provided.

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

On September 27, 2017, the Company acquired 100% of the equity interests of Sevcon. Sevcon's assets are reported within the Company's Drivetrain reporting segment as of the date of the acquisition. Sevcon's operating results from the date of acquisition through September 30, 2017 were insignificant.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Net sales for the three months ended September 30, 2017 totaled $2,416.2 million, a 9.1% increase from the three months ended September 30, 2016. Excluding the impact of the Remy light vehicle aftermarket business divestiture and strengthening foreign currencies, primarily the Euro, net sales increased approximately 10.8%.

Cost of sales as a percentage of net sales decreased to 78.4% in the three months ended September 30, 2017 from 78.7% in the three months ended September 30, 2016. Gross profit and gross margin were $522.7 million and 21.6% in the three months ended September 30, 2017 compared to $471.1 million and 21.3% in the three months ended September 30, 2016. The Company's material cost of sales was approximately 55% of net sales in both the three months ended September 30, 2017 and 2016. The Company's remaining cost to convert raw material to finished product (conversion cost) slightly decreased due to improved productivity compared to the three months ended September 30, 2016.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2017 increased $15.1 million to $224.8 million from $209.7 million as compared to the three months ended September 30, 2016. SG&A as a percentage of net sales was 9.3% for the three months ended September 30, 2017, down from 9.5% for the three months ended September 30, 2016. R&D expenses, which are included in SG&A expenses, increased $12.9 million to $101.5 million from $88.6 million as compared to the three months ended September 30, 2016. As a percentage of net sales, R&D expenses were 4.2% and 4.0% in the three months ended September 30, 2017 and 2016, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense, net of $22.0 million for the three months ended September 30, 2017 includes $13.3 million of restructuring expense primarily related to initiation of actions within its emissions business in the Engine segment designed to improve future profitability and competitiveness and $6.4 million of merger and acquisition expenses in connection with the acquisition of Sevcon. Other expense, net for the three months ended September 30, 2016 was $111.1 million including $106.5 million to adjust the net book value of the Remy light vehicle aftermarket business, based on the anticipated sale price, as it met the held for sale criteria during the three months ended September 30, 2016. The Company sold the Remy light vehicle aftermarket business for approximately $80 million in cash in the fourth quarter of 2016. Additionally, the Company recorded $1.3 million of restructuring expense associated with both the Drivetrain and Engine segments and $5.9 million related to transition and realignment expenses and other professional fees associated with the November 2015 acquisition of Remy.

Equity in affiliates’ earnings of $14.4 million increased $2.0 million as compared with the three months ended September 30, 2016 primarily due to higher earnings from the Company's 50% interest in NSK-Warner as a result of improved business conditions in Asia.

Interest expense and finance charges of $17.6 million decreased $4.8 million as compared with the three months ended September 30, 2016, primarily due to the reduction in senior notes and increase in capitalized interest.

At September 30, 2017, the Company's effective tax rate for the first nine months was 28.2%. This rate includes respective tax benefits of $1.2 million, $0.3 million, and $11.7 million which are associated with restructuring expense, merger and acquisition expense, and one-time tax adjustments that primarily resulted from tax audit settlements. Excluding the impact of these non-comparable items, the Company has estimated its annual effective tax rate associated with ongoing operations to be approximately 29% for the year ending December 31, 2017.

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

The Company’s earnings per diluted share were $0.88 and $0.39 for the three months ended September 30, 2017 and 2016, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended September 30,
	2017	2016
Non-comparable items:
Restructuring expense	$(0.07)	$—
Merger and acquisition expense	(0.03)	(0.03)
Asset impairment expense	—	(0.37)
Tax adjustments	0.02	0.01
Total impact of non-comparable items per share — diluted	$(0.08)	$(0.39)

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

Net sales for the nine months ended September 30, 2017 totaled $7,212.9 million, a 5.9% increase from the nine months ended September 30, 2016. Excluding the impact of the Remy light vehicle aftermarket business divestiture and weakening foreign currencies, primarily the Euro and Chinese Renminbi, net sales increased approximately 10.4%.

Cost of sales as a percentage of net sales decreased to 78.5% in the nine months ended September 30, 2017 from 79.0% in the nine months ended September 30, 2016. Gross profit and gross margin were $1,554.2 million and 21.5% in the nine months ended September 30, 2017 compared to $1,432.1 million and 21.0% in the nine months ended September 30, 2016. The Company's material cost of sales was approximately 55% of net sales in both the nine months ended September 30, 2017 and 2016. The Company's remaining cost to convert raw material to finished product (conversion cost) slightly decreased due to improved productivity compared to the nine months ended September 30, 2016.

SG&A expenses for the nine months ended September 30, 2017 increased $58.2 million to $658.6 million from $600.4 million as compared to the nine months ended September 30, 2016. SG&A as a percentage of net sales was 9.1% for the nine months ended September 30, 2017, up from 8.8% for the nine months ended September 30, 2016, primarily due to higher R&D expenses, stock-based compensation and other employee costs. R&D expenses, which are included in SG&A expenses, increased $43.9 million to $302.8 million from $258.9 million as compared to the nine months ended September 30, 2016. As a percentage of net sales, R&D expenses were 4.2% and 3.8% in the nine months ended September 30, 2017 and 2016, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense, net of $27.5 million for the nine months ended September 30, 2017 includes $13.3 million of restructuring expense primarily related to initiation of actions within its emissions business in the Engine segment designed to improve future profitability and competitiveness, $6.4 million of merger and acquisition expenses associated with the acquisition of Sevcon, and a loss of $5.3 million related to the termination of a long term property lease for a manufacturing facility located in Europe. Other expense, net for the nine months ended September 30, 2016 was $147.8 million including $106.5 million to adjust the net book value of the Remy light vehicle aftermarket business to fair value, based on the anticipated sale price, as it met the held for sale criteria during the nine months ended September 30, 2016. The Company sold the Remy light vehicle aftermarket business for approximately $80 million in cash in the fourth quarter of 2016. Other expense, net for the nine months ended September 30, 2016 also includes $26.9 million of restructuring expense associated with both the Drivetrain and Engine segments and $18.9 million related to transition and realignment expenses and other professional fees associated with the November 2015 acquisition of Remy.

Equity in affiliates’ earnings of $38.5 million increased $6.9 million as compared with the nine months ended September 30, 2016 primarily due to higher earnings from the Company's 50% interest in NSK-Warner as a result of improved business conditions in Asia.

Interest expense and finance charges of $53.6 million decreased $11.5 million as compared with the nine months ended September 30, 2016, primarily due to the reduction in average outstanding short term borrowings and senior notes and increase in capitalized interest.

At September 30, 2017, the Company's effective tax rate for the first nine months was 28.2%. This rate includes respective tax benefits of $1.2 million, $0.3 million, and $11.7 million which are associated with restructuring expense, merger and acquisition expense, and one-time tax adjustments that primarily resulted from tax audit settlements. Excluding the impact of these non-comparable items, the Company has estimated its annual effective tax rate associated with ongoing operations to be approximately 29% for the year ending December 31, 2017.

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

The Company’s earnings per diluted share were $2.77 and $1.90 for the nine months ended September 30, 2017 and 2016, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Nine Months Ended September 30,
	2017	2016
Non-comparable items:
Restructuring expense	$(0.07)	$(0.10)
Merger and acquisition expense	(0.03)	(0.09)
Asset impairment expense	—	(0.36)
Contract expiration gain	—	0.02
Tax adjustments	0.06	0.02
Total impact of non-comparable items per share — diluted	$(0.04)	$(0.51)

Emissions Business Restructuring

In the third quarter of 2017, the Company recorded restructuring expense of $12.6 million, primarily due to the initiation of actions within its emissions business in the Engine segment designed to improve future profitability and competitiveness. The Company plans to explore strategic options for non-core product lines to improve the overall competitiveness of its remaining European emissions business in the Engine segment. These actions may result in the recognition of impairment or additional restructuring charges that could be material.

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

Net Sales by Reporting Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Engine	$1,506.4	$1,359.3	$4,483.6	$4,202.7
Drivetrain	921.8	865.9	2,767.7	2,640.5
Inter-segment eliminations	(12.0)	(11.0)	(38.4)	(31.2)
Net sales	$2,416.2	$2,214.2	$7,212.9	$6,812.0

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Engine	$238.5	$221.5	$729.8	$696.3
Drivetrain	111.5	89.4	325.9	271.0
Adjusted EBIT	350.0	310.9	1,055.7	967.3
Restructuring expense	13.3	1.3	13.3	26.9
Merger and acquisition expense	6.4	5.9	6.4	18.9
Lease termination settlement	—	—	5.3	—
Other expense, net	2.7	—	2.7	—
Asset impairment expense	—	106.5	—	106.5
Contract expiration loss (gain)	—	1.3	—	(6.2)
Corporate, including equity in affiliates' earnings and stock-based compensation	37.3	33.2	121.4	105.7
Interest income	(1.3)	(1.6)	(4.2)	(4.7)
Interest expense and finance charges	17.6	22.4	53.6	65.1
Earnings before income taxes and noncontrolling interest	274.0	141.9	857.2	655.1
Provision for income taxes	79.4	48.8	241.9	213.4
Net earnings	194.6	93.1	615.3	441.7
Net earnings attributable to the noncontrolling interest, net of tax	9.7	9.8	29.2	29.9
Net earnings attributable to BorgWarner Inc.	$184.9	$83.3	$586.1	$411.8

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

The Engine segment net sales increased $147.1 million, or 10.8%, from the three months ended September 30, 2016. Excluding the impact of strengthening foreign currencies, primarily the Euro, net sales increased approximately 8.7% from the three months ended September 30, 2016, due to higher sales of light vehicle turbochargers, thermal products and engine timing systems, including variable cam timing. The Engine segment Adjusted EBIT margin was 15.8% in the three months ended September 30, 2017 down from 16.3% in the three months ended September 30, 2016, primarily due to operational inefficiencies in the Company's emissions business.

The Drivetrain segment net sales increased $55.9 million, or 6.5%, from the three months ended September 30, 2016. Excluding the impact of the Remy light vehicle aftermarket business divestiture and strengthening foreign currencies, primarily the Euro, net sales increased approximately 14.4% from the three months ended September 30, 2016, primarily due to higher sales of all-wheel drive systems and transmission components. The Drivetrain segment Adjusted EBIT margin was 12.1% in the three months ended September 30, 2017 up from 10.3% in the three months ended September 30, 2016, primarily due to the sale of the Remy light vehicle aftermarket business and conversion on higher sales.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

The Engine segment net sales increased $280.9 million, or 6.7%, from the nine months ended September 30, 2016. Excluding the impact of weakening foreign currencies, primarily the Euro and Chinese Renminbi, net sales increased approximately 7.5% from the nine months ended September 30, 2016, due to higher sales of light vehicle turbochargers, thermal products, and engine timing systems, including variable cam timing. The Engine segment Adjusted EBIT margin was 16.3% in the nine months ended September 30, 2017 down from 16.6% in the nine months ended September 30, 2016, primarily due to operational inefficiencies in the Company's emissions business.

The Drivetrain segment net sales increased $127.2 million, or 4.8%, from the nine months ended September 30, 2016. Excluding the impact of the Remy light vehicle aftermarket business divestiture and weakening foreign currencies, primarily the Euro and Chinese Renminbi, net sales increased approximately 15.6% from the nine months ended September 30, 2016, primarily due to higher sales of all-wheel drive systems and transmission components. The Drivetrain segment Adjusted EBIT margin was 11.8% in the nine months ended September 30, 2017 up from 10.3% in the nine months ended September 30, 2016, primarily due to the sale of the Remy light vehicle aftermarket business and conversion on higher sales.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At September 30, 2017, the Company had $414.3 million of cash, of which $407.6 million of cash is held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. federal, state and local income taxes. A deferred tax liability has been recorded for the portion of these funds anticipated to be repatriated to the United States. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to, debt service, share repurchases, dividend distributions and other corporate expenses.

On June 29, 2017, the Company amended and extended its $1 billion multi-currency revolving credit facility (which included a feature that allowed the Company's borrowings to be increased to $1.25 billion) to a $1.2 billion multi-currency revolving credit facility (which includes a feature that allows the Company's borrowings to be increased to $1.5 billion). The facility provides for borrowings through June 29, 2022. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at September 30, 2017 and expects to remain compliant in future periods. At September 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding, which increased from $1.0 billion to $1.2 billion effective July 26, 2017. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. At September 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $200.0 million and $50.8 million, respectively, under this program, which is classified in the Condensed Consolidated Balance Sheets in Notes payable and other short-term debt.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1.2 billion.

In addition to the credit facility, the Company's universal shelf registration has an unlimited amount of various debt and equity instruments that could be issued.

On February 08, 2017, April 26, 2017, and July 26, 2017, the Company’s Board of Directors declared quarterly cash dividends of $0.14 per share of common stock. These dividends were paid on March 15, 2017, June 15, 2017, and September 15, 2017.

The Company's net debt to net capital ratio was 33.6% at September 30, 2017 versus 35.0% at December 31, 2016.

The Company has a credit rating of BBB+ from both Standard & Poor’s and Fitch Ratings and Baa1 from Moody's. The current outlook from Standard & Poor’s and Fitch Ratings is stable. During 2016, Moody's revised its outlook from stable to negative. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities increased $30.8 million to $623.9 million in the first nine months of 2017 from $593.1 million in the first nine months of 2016. The $30.8 million increase primarily reflects higher net earnings adjusted for non-cash charges to operations, offset by changes in working capital.

Net cash used in investing activities increased $228.3 million to $570.7 million in the first nine months of 2017 from $342.4 million in the first nine months of 2016. This increase is primarily due to the acquisition of Sevcon and higher capital expenditures, including tooling outlays.

Net cash used in financing activities decreased $203.9 million to $106.2 million in the first nine months of 2017 from $310.1 million in the first nine months of 2016. This decrease is primarily driven by lower Company stock purchases and higher short term borrowings.

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

Asbestos-related Liability

Like many other industrial companies that have historically operated in the United States, the Company, or parties the Company is obligated to indemnify, continues to be named as one of many defendants in asbestos-related personal injury actions.  The Company has an estimated liability of $838.3 million as of September 30, 2017 for asbestos-related claims and associated costs through 2067, which is the last date by which the Company currently estimates it is likely to have resolved all asbestos-related claims. The Company additionally estimates that, as of September 30, 2017, it has aggregate insurance coverage available in the amount of $386.4 million to satisfy asbestos-related claims already satisfied by the Company but not yet reimbursed by insurers, asbestos-related claims asserted but not yet resolved, and asbestos-related claims not yet asserted, as well as defense costs associated with each.  See Note 14 - Contingencies to the Condensed Consolidated Financial Statements for further details and information respecting the Company’s asbestos-related liability and corresponding insurance asset.

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

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our most significant currency exposures relate to the British Pound, the Chinese Renminbi, the Euro, the Hungarian Forint, the Japanese Yen, the Mexican Peso, the Swedish Krona and the South Korean Won. We mitigate our foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets we serve, by invoicing customers in the same currency as the source of the products and by funding some of our investments in foreign markets through local currency loans. We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. The depreciation of the British Pound post the United Kingdom's 2016 vote to leave the European Union is not expected to have a significant impact on the Company since net sales from the United Kingdom represent less than 2% of the Company's net sales in 2016. In addition, the Company periodically enters into forward currency contracts in order to reduce exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency.

The foreign currency translation adjustment gain of $64.2 million and $186.6 million for the three and nine months ended September 30, 2017, respectively, and the foreign currency translation gain of $27.9 million and $41.8 million for the three and nine months ended September 30, 2016 contained within our Condensed Consolidated Statements of Comprehensive Income (Loss) represent the foreign currency translational impacts of converting our non-U.S. dollar subsidiaries' financial statements to the Company’s reporting currency (U.S. Dollar). The foreign currency translation adjustment gain of $64.2 million and $186.6 million in the three and nine months ended September 30, 2017 was primarily due to the impact of a weakening U.S. dollar against the Euro, which decreased approximately 4% and 13% since June 30, 2017 and December 31, 2016, respectively. The foreign currency translation adjustment gain of $27.9 million in the three months ended September 30, 2016 was primarily due to the impact of a weakening U.S. dollar against the Euro, Korean Won, and Japanese Yen. The first nine months of 2016 foreign currency translation adjustment gain of $41.8 million was primarily due to the impact of the weakening U.S. dollar against the Euro, Korean Won, and Japanese Yen, partially offset by a strengthening U.S. dollar against British Pound and Chinese Renminbi.

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

The Company's Board of Directors authorized the purchase of up to $1.0 billion of the Company's common stock over three years and authorized the purchase of up to 79.6 million shares in the aggregate. As of September 30, 2017, the Company had repurchased 69,742,810 shares in the aggregate under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2017:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month Ended July 31, 2017
Common Stock Repurchase Program	264,258	$45.41	264,258	9,891,660
Month Ended August 31, 2017
Common Stock Repurchase Program	34,380	$45.90	34,380	9,857,280
Employee transactions	2,808	$45.74	—
Month Ended September 30, 2017
Common Stock Repurchase Program	—	$—	—	9,857,280
Employee transactions	247	$46.07	—

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	XBRL Instance Document.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
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

Date: October 26, 2017