Form 10-Q
period 2018-03-31
BORGWARNER INC
filed 2018-04-26
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
YES ☐  NO ☑
As of April 20, 2018, the registrant had 210,101,808 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Cash	$409.7	$545.3
Receivables, net	2,247.1	2,018.9
Inventories, net	800.4	758.9
Prepayments and other current assets	171.0	154.8
Assets held for sale	69.6	67.3
Total current assets	3,697.8	3,545.2

Property, plant and equipment, net	2,923.8	2,863.8
Investments and other long-term receivables	581.8	547.4
Goodwill	1,890.6	1,881.8
Other intangible assets, net	485.2	492.7
Other non-current assets	455.6	458.7
Total assets	$10,034.8	$9,789.6

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$194.0	$84.6
Accounts payable and accrued expenses	2,160.4	2,270.4
Income taxes payable	44.4	40.8
Liabilities held for sale	37.8	29.5
Total current liabilities	2,436.6	2,425.3

Long-term debt	2,131.5	2,103.7

Other non-current liabilities:
Asbestos-related liabilities	761.3	775.7
Retirement-related liabilities	300.2	301.6
Other	389.4	355.5
Total other non-current liabilities	1,450.9	1,432.8

Commitments and contingencies

Common stock	2.5	2.5
Capital in excess of par value	1,102.3	1,118.7
Retained earnings	4,722.4	4,532.9
Accumulated other comprehensive loss	(430.3)	(490.0)
Common stock held in treasury	(1,486.2)	(1,445.4)
Total BorgWarner Inc. stockholders’ equity	3,910.7	3,718.7
Noncontrolling interest	105.1	109.1
Total equity	4,015.8	3,827.8
Total liabilities and equity	$10,034.8	$9,789.6

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2018	2017
Net sales	$2,784.3	$2,407.0
Cost of sales	2,192.5	1,890.7
Gross profit	591.8	516.3

Selling, general and administrative expenses	253.4	219.0
Other expense, net	4.9	5.8
Operating income	333.5	291.5

Equity in affiliates’ earnings, net of tax	(10.2)	(9.7)
Interest income	(1.5)	(1.5)
Interest expense and finance charges	16.1	18.0
Other postretirement income	(2.6)	(1.2)
Earnings before income taxes and noncontrolling interest	331.7	285.9

Provision for income taxes	94.9	86.3
Net earnings	236.8	199.6
Net earnings attributable to the noncontrolling interest, net of tax	11.7	10.4
Net earnings attributable to BorgWarner Inc.	$225.1	$189.2

Earnings per share — basic	$1.07	$0.89

Earnings per share — diluted	$1.07	$0.89

Weighted average shares outstanding (thousands):
Basic	209,475	211,596
Diluted	210,766	212,236

Dividends declared per share	$0.17	$0.14

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2018	2017
Net earnings attributable to BorgWarner Inc.	$225.1	$189.2

Other comprehensive income (loss)
Foreign currency translation adjustments*	65.0	49.0
Hedge instruments*	(3.3)	(1.2)
Defined benefit postretirement plans*	(2.0)	0.1
Total other comprehensive income attributable to BorgWarner Inc.	59.7	47.9

Comprehensive income attributable to BorgWarner Inc.*	284.8	237.1

Net earnings attributable to noncontrolling interest, net of tax*	11.7	10.4
Other comprehensive income attributable to the noncontrolling interest*	2.4	4.0
Comprehensive income	$298.9	$251.5
____________________________________

*	Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2018	2017
OPERATING
Net earnings	$236.8	$199.6
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	109.2	97.3
Stock-based compensation expense	14.7	13.1
Deferred income tax provision	8.2	20.6
Restructuring expense, net of cash paid	6.9	—
Equity in affiliates’ earnings, net of dividends received, and other	(11.0)	(9.5)
Net earnings adjusted for non-cash charges to operations	364.8	321.1
Changes in assets and liabilities:
Receivables	(187.1)	(215.4)
Inventories	(27.5)	(5.5)
Prepayments and other current assets	(13.6)	(8.7)
Accounts payable and accrued expenses	(109.1)	(16.3)
Income taxes payable	3.1	(16.5)
Other assets and liabilities	4.1	1.6
Net cash provided by operating activities	34.7	60.3

INVESTING
Capital expenditures, including tooling outlays	(160.4)	(130.9)
Payments for venture capital investment	(0.6)	(1.5)
Proceeds from asset disposals and other	0.1	(0.3)
Net cash used in investing activities	(160.9)	(132.7)

FINANCING
Net increase in notes payable	117.4	74.4
Additions to long-term debt, net of debt issuance costs	12.1	—
Repayments of long-term debt, including current portion	(10.0)	(6.4)
Payments for purchase of treasury stock	(55.2)	(31.0)
Payments for stock-based compensation items	(14.4)	(1.3)
Dividends paid to BorgWarner stockholders	(35.6)	(29.7)
Dividends paid to noncontrolling stockholders	(17.8)	(21.8)
Net cash used in financing activities	(3.5)	(15.8)
Effect of exchange rate changes on cash	(5.9)	2.9
Net decrease in cash	(135.6)	(85.3)
Cash at beginning of year	545.3	443.7
Cash at end of period	$409.7	$358.4

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$30.6	$31.9
Income taxes, net of refunds	$80.2	$78.5
See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet as of December 31, 2017 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Certain prior period amounts have been reclassified to conform to current period presentation. During the fourth quarter of 2017, the Company identified a prior period error related to the exclusion of the net earnings attributable to the non-controlling interest in the first three months of 2017 Consolidated Statement of Comprehensive Income. The inclusion of this amount increased total Comprehensive Income by $10.4 million for the three months ended March 31, 2017.

The Company concluded that the error was not material to the financial statements of any prior annual or interim period and therefore, amendments of previously filed reports are not required. In accordance with ASC Topic 250, "Accounting Changes and Error Corrections," we have corrected the error for all prior periods presented by revising the consolidated financial statements appearing herein. Quarterly periods not presented herein will be revised, as applicable, in future filings. The revision had no impact on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows.

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

(2) New Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, "Derivatives and Hedging (Topic 815)." It expands and refines hedge accounting for both nonfinancial and financial risk components and reduces complexity in fair value hedges of interest rate risk. It eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements and modifies the accounting for components excluded from assessment of hedge effectiveness. In addition, the new guidance requires expanded disclosures as it pertains to the effect of hedging on individual income statement lines, including the effects of components excluded from the assessment of effectiveness. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted this guidance during the first quarter of 2018 and the impact on the consolidated financial statements was not material. Refer to the Financial Instruments footnote for expanded disclosures.

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." It requires disaggregating the service cost component from the other components of net benefit cost, provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization when applicable. This guidance is effective for interim and annual periods beginning after December 15, 2017. In the first quarter of 2018, the Company retrospectively adopted the presentation of service cost separate from the other components of net benefit costs. As a result, Cost of sales of $1.0 million and Selling, general and administrative expenses of $0.2 million for the three months ended March 31, 2017 have been reclassified to Other postretirement income as a separate line item in the Condensed Consolidated Statements of Operations.

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business." It revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business. This guidance is effective for annual periods beginning after December 15, 2017. The Company adopted this guidance in the first quarter of 2018 and there is no impact to the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash." It requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this guidance in the first quarter of 2018 and there is no impact to the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." It provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice in how they are classified in the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this guidance in the first quarter of 2018 and there is no impact to the consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." It requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for interim and fiscal years beginning after December 15, 2017. The Company adopted this guidance in the first quarter of 2018 with no impact to the consolidated financial statements and elected the measurement alternative for equity investments without readily determinable fair values.

In May 2014, the FASB amended the Accounting Standards Codification to add Topic 606 and issued ASU 2014-09, "Revenue from Contracts with Customers," outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseding the then applicable revenue recognition guidance. The new guidance requires new disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this new standard and all the related amendments (“new revenue standard”) effective January 1, 2018 and applied it to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of adoption of the new standard to be immaterial to our sales and net income on an ongoing basis.

Revenue is recognized when performance obligations under the terms of a contract are satisfied, which generally occurs with the transfer of control of our products. For most of our products, transfer of control occurs upon shipment or delivery, however, a limited number of our customer arrangements for our highly customized products with no alternative use provide us with the right to payment during the production process. As a result, for these limited arrangements, under the new revenue standard, revenue is recognized as goods are produced and control transfers to the customer. The Company recorded a transition adjustment as of January 1, 2018, which increased retained earnings by $2.0 million related to these arrangements.
The Company also has a limited number of arrangements with customers where the price paid by the customer is dependent on the volume of product purchased over the term of the arrangement. Under the new revenue standard, the Company estimates the volumes to be sold over the term of the arrangement and recognizes revenue based on the estimated amount of consideration to be received from these arrangements. The Company recorded a transition adjustment, which decreased the opening balance of retained earnings by $0.1 million related to these arrangements.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of new revenue standard was as follows:

(In millions)	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Inventories, net	$766.3	$(7.4)	$758.9
Prepayments and other current assets (including contract assets)	$145.4	$9.4	$154.8
Accounts payable and other accrued expenses (including contract liabilities)	$2,270.3	$0.1	$2,270.4
Retained earnings	$4,531.0	$1.9	$4,532.9
The impact from adopting the new revenue standard as compared to the previous revenue guidance is immaterial to our Consolidated Statements of Operations for the three months ended March 31, 2018 and Consolidated Balance Sheets as of March 31, 2018.
(3) Revenue from Contracts with Customers

The Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments to all contracts using the modified retrospective method effective January 1, 2018. The Company manufactures and sells products, primarily to OEMs of light vehicles, and, to a lesser extent, to other OEMs of commercial vehicles, off-highway vehicles, certain Tier One vehicle systems suppliers and into the aftermarket. Although the Company may enter into long-term supply arrangements with its major customers, the prices and volumes are not fixed over the life of the arrangements, and a contract does not exist for purposes of applying ASC 606 until volumes are contractually known. Revenue is recognized when performance obligations under the terms of a contract are satisfied which generally occurs with the transfer of control of our products. For most of our products, transfer of control occurs upon shipment or delivery, however, a limited number of our customer arrangements for our highly customized products with no alternative use provide us with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer. The Company has recorded a contract asset of $9.7 million and $9.4 million at March 31,

2018 and December 31, 2017 for these arrangements. These amounts are reflected in Prepayments and other current assets in our consolidated balance sheet.
Revenue is measured at the amount of consideration we expect to receive in exchange for transferring the goods. The Company has a limited number of arrangements with customers where the price paid by the customer is dependent on the volume of product purchased over the term of the arrangement. In other limited arrangements, the Company will provide a rebate to customers based on the volume of products purchased during the course of the arrangement. The Company estimates the volumes to be sold over the term of the arrangement and recognizes revenue based on the estimated amount of consideration to be received from these arrangements. As a result of these arrangements, the Company has recognized a liability of $22.0 million and $18.5 million at March 31, 2018 and December 31, 2017. These amounts are reflected in Accounts payable and accrued expenses in our consolidated balance sheet.
The Company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 90 days. We have evaluated the terms of our arrangements and determined that they do not contain significant financing components. The Company provides warranties on some of its products. Provisions for estimated expenses related to product warranty are made at the time products are sold. See the Product Warranty footnote to the Consolidated Financial Statements for more information on product warranties. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. The Company has elected to apply the accounting policy election available under ASC 606 and accounts for shipping and handling activities as a fulfillment cost.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Accounts payable and accrued expenses and Other non-current liabilities in our consolidated balance sheet and were $12.1 million and $21.1 million at March 31, 2018 and $12.1 million and $21.9 million at December 31, 2017, respectively. These amounts are reflected as a revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. The Company evaluates the underlying economics of each amount of consideration payable to a customer to determine the proper accounting by understanding the reasons for the payment, the rights and obligations resulting from the payment, the nature of the promise in the contract, and other relevant facts and circumstances. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these costs from the customer over the term of the new business arrangement, the Company capitalizes these costs. The Company recognizes a reduction to revenue as products that the upfront payments are related to are transferred to the customer based on the total amount of products expected to be sold over the term of the arrangement (generally 3 to 7 years). The Company evaluates the amounts capitalized each period end for recoverability and expenses any amounts that are no longer expected to be recovered over the term of the business arrangement. The Company had $21.2 million and $18.2 million recorded in Prepayments and other current assets, and $185.5 million and $180.4 million recorded in Other non-current assets in the consolidated balance sheet at March 31, 2018 and December 31, 2017.

The following table represents a disaggregation of revenue from contracts with customers by segment and region:

	For the period ended March 31, 2018			For the period ended March 31, 2017
(In millions)	Engine	Drivetrain	Total	Engine	Drivetrain	Total
North America	401.7	448.0	849.7	389.6	429.3	818.9
Europe	846.2	291.2	1,137.4	679.1	236.9	916.0
Asia	421.7	336.7	758.4	391.9	252.0	643.9
Other	31.6	7.2	38.8	21.5	6.7	28.2
Total	1,701.2	1,083.1	2,784.3	1,482.1	924.9	2,407.0

(4) Research and Development Expenditures

The Company's net Research & Development ("R&D") expenditures are included in selling, general and administrative expenses of the Condensed Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract and accepted by the customer. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation, as stated in the respective customer agreement.

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2018	2017
Gross R&D expenditures	$129.7	$112.0
Customer reimbursements	(13.0)	(15.6)
Net R&D expenditures	$116.7	$96.4

The Company has contracts with several customers at the Company's various R&D locations. No such contract exceeded 5% of annual net R&D expenditures in any of the periods presented.

(5) Other Expense, net

Items included in other expense, net consist of:

	Three Months Ended March 31,
(in millions)	2018	2017
Restructuring expense	$7.5	$—
Merger and acquisition expense	2.2	—
Lease termination settlement	—	5.3
Other (income) expense	(4.8)	0.5
Other expense, net	$4.9	$5.8

During the three months ended March 31, 2018, the Company recorded restructuring expense of $7.5 million. This restructuring expense primarily relates to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. See the Restructuring footnote to the Condensed Consolidated Financial Statements for further discussion of these expenses.

During the three months ended March 31, 2018, the Company recorded $2.2 million of merger and acquisition expense primarily related to professional fees associated with divestiture activities for the non-core pipe and thermostat product lines. See the Assets and Liabilities Held for Sale footnote to the Condensed Consolidated Financial Statements for further discussion.

During the first three months of 2018, the Company recorded a gain of approximately $4 million related to the settlement of a commercial contract for an entity acquired in the 2015 Remy acquisition.

During the first three months of 2017, the Company recorded a loss of $5.3 million related to the termination of a long term property lease for a manufacturing facility located in Europe.

(6) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

At March 31, 2018, the Company's effective tax rate for the first quarter was 28.6%. This rate includes income tax expenses of $0.9 million and $0.4 million related to a commercial settlement gain and other one-time tax adjustments, and reductions of income tax expense of $0.6 million and $0.3 million million which are associated with restructuring expense, and merger and acquisition expense.

At March 31, 2017, the Company's effective tax rate for the first quarter was 30.2%. This rate includes tax expense of $3.4 million related to one-time adjustments.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates which differ from those in the U.S., U.S. taxes on foreign earnings, the realization of certain business tax credits, including foreign tax credits, and favorable permanent differences between book and tax treatment for certain items, including equity in affiliates' earnings.

In accordance with guidance provided by Staff Accounting Bulletin No 118 (SAB 118), we have not completed our accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (the "Act") and have recorded provisional estimates for significant items including the following: (i) the effects on our existing deferred balances, (ii) the one-time transition tax, and (iii) our indefinite reinvestment assertion.  The measurement period begins in the reporting period that includes the Act’s enactment date and ends when the additional information is obtained, prepared, or analyzed to complete the accounting requirements under ASC Topic 740.  The measurement period should not extend beyond one year from the enactment date.  As of March 31, 2018, the Company continues to evaluate the provisional amounts recorded for the year ended December 31, 2017 and have recorded no adjustments.

We have made an accounting policy election to treat the future tax impacts of the global intangible low-tax income (GILTI) provisions of the Act as a period cost to the extent applicable.

(7) Inventories, net

Certain U.S. inventories are measured by the last-in, first-out (“LIFO”) method at the lower of cost or market, while other U.S. and foreign operations use the first-in, first-out (“FIFO”) or average-cost methods at the lower of cost and net realizable value. Inventories consisted of the following:

	March 31,	December 31,
(in millions)	2018	2017
Raw material and supplies	$489.9	$469.7
Work in progress	127.1	126.7
Finished goods	197.1	175.6
FIFO inventories	814.1	772.0
LIFO reserve	(13.7)	(13.1)
Inventories, net	$800.4	$758.9

(8) Property, Plant and Equipment, net

	March 31,	December 31,
(in millions)	2018	2017
Land, land use rights and buildings	$932.4	$899.2
Machinery and equipment	2,816.1	2,734.4
Capital leases	1.4	1.5
Construction in progress	386.2	410.5
Total property, plant and equipment, gross	4,136.1	4,045.6
Less: accumulated depreciation	(1,427.2)	(1,391.7)
Property, plant and equipment, net, excluding tooling	2,708.9	2,653.9
Tooling, net of amortization	214.9	209.9
Property, plant and equipment, net	$2,923.8	$2,863.8

As of March 31, 2018 and December 31, 2017, accounts payable of $52.5 million and $106.5 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the three months ended March 31, 2018 and 2017 were $5.7 million and $4.3 million, respectively.

(9) Product Warranty

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2018	2017
Beginning balance, January 1	$111.5	$95.3
Provisions	13.7	27.6
Acquisition	0.2	—
Payments	(10.0)	(15.3)
Translation adjustment	2.1	1.4
Ending balance, March 31	$117.5	$109.0

In the three months ended March 31, 2018, warranty provisions decreased by $13.9 million from the same period in 2017 as the result of fewer product defect claims from customers in the Company's Engine segment.

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(in millions)	2018	2017
Accounts payable and accrued expenses	$67.9	$69.0
Other non-current liabilities	49.6	42.5
Total product warranty liability	$117.5	$111.5

(10) Notes Payable and Long-Term Debt

As of March 31, 2018 and December 31, 2017, the Company had short-term and long-term debt outstanding as follows:

	March 31,	December 31,
(in millions)	2018	2017
Short-term debt
Short-term borrowings	$187.7	$68.8

Long-term debt
8.00% Senior notes due 10/01/19 ($134 million par value)	136.9	137.4
4.625% Senior notes due 09/15/20 ($250 million par value)	251.3	251.4
1.80% Senior notes due 11/7/22 (€500 million par value)	611.8	595.7
3.375% Senior notes due 03/15/25 ($500 million par value)	496.2	496.1
7.125% Senior notes due 02/15/29 ($121 million par value)	118.9	118.9
4.375% Senior notes due 03/15/45 ($500 million par value)	493.6	493.5
Term loan facilities and other	29.1	26.5
Total long-term debt	2,137.8	2,119.5
Less: current portion	6.3	15.8
Long-term debt, net of current portion	$2,131.5	$2,103.7

In July 2016, the Company terminated interest rate swaps which had the effect of converting $384.0 million of fixed rate notes to variable rates. The gain on the termination was recorded as an increase to the notes and is being amortized as a reduction to interest expense over the remaining terms of the notes. The unamortized gain related to these swap terminations as of March 31, 2018 was $2.7 million and $0.7 million on the 4.625% and 8.00% notes, respectively. The unamortized gain related to these swap terminations as of December 31, 2017 was $2.9 million and $0.8 million on the 4.625% and 8.00% notes, respectively.

The Company terminated fixed to floating interest rate swaps in 2009. The gain on the termination was recorded as an increase to the notes and is being amortized as a reduction to interest expense over the remaining term of the notes. The unamortized gain related to this swap termination at March 31, 2018 and December 31, 2017 was $2.3 million and $2.7 million, respectively, on the 8.00% notes.

The weighted average interest rate on short-term borrowings outstanding as of March 31, 2018 and December 31, 2017 was 2.7% and 3.1%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of March 31, 2018 and December 31, 2017 was 3.5% and 3.8%, respectively.

The Company has a $1.2 billion multi-currency revolving credit facility, which includes a feature that allows the Company's borrowings to be increased to $1.5 billion. The facility provides for borrowings through June 29, 2022. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at March 31, 2018 and expects to remain compliant in future periods. At March 31, 2018 and December 31, 2017, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1.2 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. As of March 31, 2018, the Company had outstanding borrowings of $80.0 million. As of December 31, 2017, the Company had no outstanding borrowings under this program.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1.2 billion.

As of March 31, 2018 and December 31, 2017, the estimated fair values of the Company’s senior unsecured notes totaled $2,185.2 million and $2,209.1 million, respectively. The estimated fair values were $76.5 million and $116.1 million higher than their carrying value at March 31, 2018 and December 31, 2017, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $31.2 million and $31.4 million at March 31, 2018 and December 31, 2017, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

(11) Fair Value Measurements

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

		Basis of fair value measurements
(in millions)	Balance at March 31, 2018	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$1.6	$—	$1.6	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$43.1	$—	$43.1	$—	C
Liabilities:
Commodity contracts	$0.1	$—	$0.1	$—	A
Foreign currency contracts	$12.2	$—	$12.2	$—	A
Net investment hedge contracts	$7.4	$—	$7.4	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2017	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$1.7	$—	$1.7	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$42.9	$—	$42.9	$—	C
Liabilities:
Foreign currency contracts	$5.0	$—	$5.0	$—	A

(12) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2018 and December 31, 2017, the Company had no derivative contracts that contained credit risk related contingent features.

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and supplies purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At March 31, 2018, the following commodity derivative contracts were outstanding. At December 31, 2017, there were no commodity derivative contracts outstanding.

	Commodity derivative contracts
	Volume hedged
Commodity	March 31, 2018	Units of measure	Duration
Copper	227.0	Metric Tons	Dec - 18

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At March 31, 2018 and December 31, 2017, the Company had no outstanding interest rate swaps.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows (cash flow hedges), remeasurement exposures that affect earnings (non-designated hedges), and exposures associated with the Company’s net investments in certain foreign operations (net investment hedges). Forecasted cash flows may include capital expenditures, inventory purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. The Company has also designated its Euro-denominated debt as a net investment hedge of the Company's investment in a European subsidiary. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units' local currency. At March 31, 2018 and December 31, 2017, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency March 31, 2018	Notional in traded currency December 31, 2017	Ending Duration
Brazilian real	Euro	2.7	1.1	Dec - 18
British pound	Euro	30.1	—	Dec - 18
British pound	US dollar	8.6	—	Dec - 18
Chinese renminbi	US dollar	24.4	36.0	Sep - 18
Chinese renminbi	Euro	8.2	18.6	Jun - 18
Euro	Chinese renminbi	59.7	85.0	Dec - 18
Euro	British pound	3.0	3.9	Dec - 18
Euro	Japanese yen	857.8	1,311.3	Dec - 18
Euro	Swedish krona	267.4	267.4	May -18
Euro	US dollar	37.5	56.5	Mar - 19
Japanese yen	Chinese renminbi	62.2	—	Dec - 18
Japanese yen	US dollar	2.0	—	Dec - 18
Korean won	Euro	2.8	3.1	Dec - 18
Korean won	Japanese yen	518.5	619.0	Dec - 18
Korean won	US dollar	8.1	11.2	Dec - 18
Swedish krona	Euro	97.3	109.7	Jan - 20
US dollar	Euro	42.0	42.0	Dec - 18
US dollar	Mexican peso	404.3	—	Dec - 18

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At March 31, 2018, the following cross-currency swap contract was outstanding. At December 31, 2017, there were no cross-currency swap derivative contracts outstanding.

	Cross-Currency Swaps
(millions of dollars)	Notional in USD	Notional in Local Currency	Duration
Fixed $ to fixed €	$250.0	€206.2	Sep - 20

At March 31, 2018 and December 31, 2017, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under Topic 815:	Location	March 31, 2018	December 31, 2017	Location	March 31, 2018	December 31, 2017
Foreign currency	Prepayments and other current assets	$1.6	$0.9	Accounts payable and accrued expenses	$6.6	$3.9
	Other non-current assets	$—	$0.8	Other non-current liabilities	$1.8	$—
Commodity	Prepayments and other current assets	$—	$—	Accounts payable and accrued expenses	$0.1	$—
Net investment hedges	Other non-current assets	$—	$—	Other non-current liabilities	$7.4	$—

Derivatives not designated as hedging instruments
Foreign currency	Prepayments and other current assets	—	—	Accounts payable and accrued expenses	3.8	1.1

Effectiveness for cash flow hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Gains and losses arising from these contracts that are included in the assessment of effectiveness are deferred into accumulated other comprehensive income (loss) ("AOCI") and reclassified into income as the underlying operating transactions are recognized. These realized gains or losses offset the hedged transaction and are recorded on the same line in the statement of operations. The initial value of any component excluded from the assessment of effectiveness will be recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method will be recognized in AOCI.

Effectiveness for net investment hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Gains and losses arising from these contracts that are included in the assessment of effectiveness are deferred into foreign currency translation adjustments and only released when the subsidiary being hedged is sold or substantially liquidated. The initial value of any component excluded from the assessment of effectiveness will be recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method will be recognized in AOCI.

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2018 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2018	December 31, 2017
Foreign currency	$(6.5)	$(2.3)	$(4.7)
Commodity	(0.1)	—	(0.1)
Net investment hedges:
Foreign currency	2.9	2.9	—
Cross-currency swap	(7.4)	—	—
Foreign currency denominated debt	(73.0)	(57.1)	—
Total	$(84.1)	$(56.5)	$(4.8)

Derivative instruments designated as cash flow hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains and (losses) recorded in income:

	Three Months Ended March 31, 2018
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,784.3	$2,192.5	$253.4

Gain (loss) on cash flow hedging relationships:

Foreign currency
Gain (loss) reclassified from AOCI to income	$(0.1)	$(1.1)	$—
Gain (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—

Commodity
Gain (loss) reclassified from AOCI to income	$—	$—	$—
Gain (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—

	Three Months Ended March 31, 2017
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,407.0	$1,890.7	$219.0

Gain (loss) on cash flow hedging relationships:

Foreign currency
Gain (loss) reclassified from AOCI to income	$1.1	$0.8	$—
Gain (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$0.1

Commodity
Gain (loss) reclassified from AOCI to income	$—	$0.2	$—
Gain (loss) reclassified from AOCI to income as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—

There were no gains and (losses) recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges.

Derivatives designated as net investment hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains and (losses) recorded in income on components excluded from the assessment of effectiveness:

(in millions)		Three months ended
Contract Type	Location	March 31, 2018	March 31, 2017
Cross-currency swap	Interest expense and finance charges	$1.3	$—

There were no gains and (losses) recorded in income related to components excluded from the assessment of effectiveness for foreign currency denominated debt designated as net investment hedges. There were no gains and losses reclassified from AOCI for net investment hedges during the periods presented.

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units’ functional currency. These derivatives resulted in the following gains and (losses) recorded in income:

(in millions)		Three months ended
Contract Type	Location	March 31, 2018	March 31, 2017
Foreign currency	Selling, general and administrative expenses	$(3.7)	$(0.9)

(13) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2018 range from $15.0 million to $25.0 million, of which $4.1 million has been contributed through the first three months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2018		2017
Three Months Ended March 31,	US	Non-US	US	Non-US	2018	2017
Service cost	$—	$4.6	$—	$4.3	$—	$—
Interest cost	2.1	3.1	2.2	2.6	0.7	0.8
Expected return on plan assets	(3.4)	(7.0)	(3.3)	(5.6)	—	—
Amortization of unrecognized prior service credit	(0.2)	—	(0.2)	—	(1.0)	(1.0)
Amortization of unrecognized loss	1.0	1.8	1.1	1.9	0.3	0.3
Net periodic benefit (income) cost	$(0.5)	$2.5	$(0.2)	$3.2	$—	$0.1

The components of net periodic benefit cost other than the service cost component are included in Other postretirement income in the Condensed Consolidated Statements of Operations.

(14) Stock-Based Compensation

Under the Company's 2014 Stock Incentive Plan ("2014 Plan"), the Company granted restricted common stock awards and stock units ("restricted stock") and performance share units as long-term incentive award grants to employees and non-employee directors. Restricted stock granted to employees primarily vests 50% after two years and the remainder after three years from the date of grant. Restricted stock granted to non-employee directors generally vests on the first anniversary date of the grant. Under the 2014 Plan, 8 million shares are authorized for grant, of which approximately 4.4 million shares are available for future issuance as of March 31, 2018.

Restricted stock The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In the first three months of 2018, restricted stock in the amount of 625,416 shares was granted to employees. The value of the awards is recognized as compensation expense ratably over the restriction periods. As of March 31, 2018, there was $50.6 million of unrecognized compensation expense that will be recognized over a weighted average period of 2.3 years.

The Company recorded restricted stock compensation expense of $6.5 million and $6.8 million for the three months ended March 31, 2018 and 2017, respectively.

A summary of the Company’s nonvested restricted stock for the three months ended March 31, 2018 is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2017	1,593	$38.86
Granted	625	$52.64
Vested	(486)	$41.05
Forfeited	(7)	$49.48
Nonvested at March 31, 2018	1,725	$43.26

Total Shareholder Return Performance Share Plans The 2014 Plan provides for awarding of performance shares to members of senior management at the end of successive three-year periods based on the Company's performance in terms of total shareholder return relative to a peer group of automotive companies. The Company recorded compensation expense of $1.7 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively.

Relative Revenue Growth Performance Share Plans The 2014 Plan also provides for awarding of performance shares to members of senior management based on the Company's performance in terms of revenue growth relative to the vehicle market over three-year performance periods. The compensation expense was $6.5 million and $3.2 million for the three months ended March 31, 2018 and 2017, respectively.

A summary of the status of the Company’s nonvested relative revenue growth performance shares for the three months ended March 31, 2018 is as follows:

	Number of shares (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2017	355	$39.42
Granted	175	$52.64
Nonvested at March 31, 2018	530	$43.79

(15) Accumulated Other Comprehensive Loss

The following tables summarize the activity within accumulated other comprehensive loss during the three months ended March 31, 2018 and 2017:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, December 31, 2017	$(293.8)	$(1.3)	$(197.6)	$2.7	$(490.0)
Comprehensive income (loss) before reclassifications	61.7	(5.5)	(4.3)	—	51.9
Income taxes associated with comprehensive income (loss) before reclassifications	3.3	1.3	1.1	—	5.7
Reclassification from accumulated other comprehensive loss	—	1.2	1.9	—	3.1
Income taxes reclassified into net earnings	—	(0.3)	(0.7)	—	(1.0)
Ending balance, March 31, 2018	$(228.8)	$(4.6)	$(199.6)	$2.7	$(430.3)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, December 31, 2016	$(530.3)	$5.0	$(198.1)	$1.3	$(722.1)
Comprehensive income (loss) before reclassifications	49.0	0.5	(2.3)	—	47.2
Income taxes associated with comprehensive income (loss) before reclassifications	—	(0.2)	1.0	—	0.8
Reclassification from accumulated other comprehensive loss	—	(2.1)	2.1	—	—
Income taxes reclassified into net earnings	—	0.6	(0.7)	—	(0.1)
Ending balance, March 31, 2017	$(481.3)	$3.8	$(198.0)	$1.3	$(674.2)

(16)  Contingencies

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

Based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives), the Company has an accrual for indicated environmental liabilities of $8.3 million as of March 31, 2018 and December 31, 2017, respectively. The Company expects to pay out substantially all of the amounts accrued for environmental liability over the next five years.

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

The Company’s asbestos-related claims activity during the three months ended March 31, 2018 and 2017 is as follows:

	2018	2017
Beginning Claims January 1	9,225	9,385
New Claims Received	503	611
Dismissed Claims	(462)	(392)
Settled Claims	(106)	(120)
Ending Claims March 31	9,160	9,484

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

Through March 31, 2018 and December 31, 2017, the Company incurred $543.3 million and $528.7 million, respectively, in indemnity (including settlement payments) and defense costs in connection with asbestos-related claims. During the three months ended March 31, 2018 and 2017, the Company paid $14.6 million and $13.6 million, respectively, in indemnity and related defense costs in connection with asbestos-related claims. These gross payments are before tax benefits and any insurance receipts. Indemnity and defense costs are incorporated into the Company's operating cash flows and will continue to be in the future.

The Company reviews, on an ongoing basis, its own experience in handling asbestos-related claims and trends affecting asbestos-related claims in the U.S. tort system generally, for the purposes of assessing the value of pending asbestos-related claims and the number and value of those that may be asserted in the future, as well as potential recoveries from the Company’s insurers with respect to such claims and defense costs. During the fourth quarter of 2016, the Company determined that a reasonable estimate of its liability for asbestos claims not yet asserted could be made, and the Company increased its aggregate estimated liability for asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted to $879.3 million as of December 31, 2016. This estimate was not discounted to present value and included an estimate of liability for potential future claims not yet asserted through December 31, 2059 with a runoff through 2067. The Company currently believes that December 31, 2067 is a reasonable assumption as to the last date on which it is likely to have resolved all asbestos-related claims, based on the nature and useful life of the Company’s products and the likelihood of incidence of asbestos-related disease in the U.S. population generally. As of March 31, 2018, the Company’s reasonable best estimate of the aggregate liability for both asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted, including estimated defense costs, is as follows:

(in millions)	2018	2017
Asbestos Liability beginning balance, January 1	$828.2	$879.3
Indemnity and Defense Related Costs	(14.6)	(13.6)
Asbestos Liability ending balance, March 31	$813.6	$865.7

The Company’s estimate of the indemnity and defense costs for asbestos-related claims asserted but not yet resolved and potential claims not yet asserted is its reasonable best estimate of such costs. Such estimate is subject to numerous uncertainties.  These include future legislative or judicial changes affecting the U.S. tort system, bankruptcy proceedings involving one or more co-defendants, the impact and timing of payments from bankruptcy trusts that presently exist and those that may exist in the future, disease emergence and associated claim filings, the impact of future settlements or significant judgments, changes in the medical condition of claimants, changes in the treatment of asbestos-related disease, and any changes in settlement or defense strategies. The balances recorded for asbestos-related claims are based on the best available information and assumptions that the Company believes are reasonable, including as to the number of future claims that may be asserted, the percentage of claims that may result in a payment, the average cost to resolve such claims, and potential defense costs. The Company concluded that it is reasonably possible that it may incur additional losses through 2067 for asbestos-related claims, in addition to amounts recorded, of up to approximately $100.0 million as of March 31, 2018. The various assumptions utilized in arriving at the Company’s estimate may also change over time, and the Company’s actual liability for asbestos-related claims asserted but not yet resolved and those not yet asserted may be higher or lower than the Company’s estimate as a result of such changes.

The Company has certain insurance coverage applicable to asbestos-related claims.  Prior to June 2004, the settlement and defense costs associated with all asbestos-related claims were paid by the Company's primary layer insurance carriers under a series of interim funding arrangements. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies against the Company and certain of its historical general liability insurers. The Cook County court has issued a number of interim rulings and discovery is continuing in this proceeding. The Company is vigorously pursuing the litigation against all carriers that are parties to it, as well as pursuing settlement discussions with its carriers where appropriate. The Company has entered into settlement agreements with certain of its insurance carriers, resolving such insurance carriers’ coverage disputes through the carriers’ agreement to pay specified amounts to the Company, either immediately or over a specified period. Through March 31, 2018 and December 31, 2017, the Company received $270.5 million and $270.0 million, respectively, in cash and notes from insurers on account of indemnity and defense costs respecting asbestos-related claims.

The Company continues to have additional excess insurance coverage available for potential future asbestos-related claims. As of March 31, 2018 and December 31, 2017, the Company estimates that it has $386.4 million in aggregate insurance coverage available with respect to asbestos-related claims, and their associated defense costs, which the Company has recorded as a receivable. The Company has determined the amount of that estimate by taking into account the remaining limits of the insurance coverage, the number and amount of potential claims from co-insured parties, potential remaining recoveries from insolvent insurers, the impact of previous insurance settlements, and coverage available from solvent insurers not party to the coverage litigation. The Company’s remaining estimated insurance coverage relating to asbestos-related claims and their associated defense costs is the subject of disputes with its insurers, substantially all of which are being adjudicated in the Cook County insurance litigation. The Company believes that its insurance receivable is probable of collection notwithstanding those disputes based on, among other things, the arguments made by the insurers in the Cook County litigation and evaluation of those arguments by the Company and its counsel, the case law applicable to the issues in dispute, the rulings to date by the Cook County court, the absence of any credible evidence alleged by the insurers that they are not liable to indemnify the Company, and the fact that the Company has recovered a substantial portion of its insurance coverage, $270.5 million, to date from its insurers under similar policies. However, the resolution of the insurance coverage disputes, and the number and amount of claims on our insurance from co-insured parties, may increase or decrease the amount of such insurance coverage available to the Company as compared to the Company’s estimate.

The amounts recorded in the Condensed Consolidated Balance Sheets respecting asbestos-related claims are as follows:

	March 31,	December 31,
(in millions)	2018	2017
Assets:
Non-current assets	$386.4	$386.4
Total insurance assets	$386.4	$386.4
Liabilities:
Accounts payable and accrued expenses	$52.3	$52.5
Other non-current liabilities	761.3	775.7
Total accrued liabilities	$813.6	$828.2

(17) Restructuring

In the third quarter of 2017, the Company initiated actions within its emissions business in the Engine segment designed to improve future profitability and competitiveness and started exploring strategic options for the non-core emission product lines. As a continuation of these actions, the Company recorded restructuring expense of $4.8 million during the first quarter of 2018, primarily related to professional fees and employee termination benefits. The Company will continue its plan to improve the future profitability and competitiveness of its remaining European emissions business in the Engine segment. These actions may result in the recognition of additional restructuring charges that could be material.

Additionally, in the first quarter of 2018, the Company recorded restructuring expense of $2.3 million in the Drivetrain segment primarily related to manufacturing footprint rationalization activities.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

The following tables display a rollforward of the severance accruals recorded within the Company's Condensed Consolidated Balance Sheet and the related cash flow activity for the three months ended March 31, 2018 and 2017:

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2017	$4.1	$1.3	$5.4
Provision	1.1	0.7	1.8
Cash payments	(0.6)	(1.1)	(1.7)
Translation adjustment	0.1	—	0.1
Balance at March 31, 2018	$4.7	$0.9	$5.6

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2016	$3.7	$2.7	$6.4
Cash payments	(1.6)	(2.1)	(3.7)
Translation adjustment	—	0.1	0.1
Balance at March 31, 2017	$2.1	$0.7	$2.8

(18) Earnings Per Share

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards described in the Stock-Based Compensation footnote are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. The total shareholder return performance shares of 174,400 shares granted in 2016 were excluded from the computation of the diluted earnings per share for the three months ended March 31, 2018 because the shares are not expected to be paid out at the end of the performance period as currently estimated.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$225.1	$189.2
Weighted average shares of common stock outstanding	209.475	211.596
Basic earnings per share of common stock	$1.07	$0.89

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$225.1	$189.2

Weighted average shares of common stock outstanding	209.475	211.596
Effect of stock-based compensation	1.291	0.640
Weighted average shares of common stock outstanding including dilutive shares	210.766	212.236
Diluted earnings per share of common stock	$1.07	$0.89

(19) Reporting Segments

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2018	2017
Engine	$1,716.1	$1,495.4
Drivetrain	1,082.9	924.9
Inter-segment eliminations	(14.7)	(13.3)
Net sales	$2,784.3	$2,407.0

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(in millions)	2018	2017
Engine	$280.2	$246.2
Drivetrain	121.0	104.4
Adjusted EBIT	401.2	350.6
Restructuring expense	7.5	—
Merger and acquisition expense	2.2	—
Lease termination settlement	—	5.3
Other income, net	(4.8)	—
Other postretirement income	(2.6)	(1.2)
Corporate, including equity in affiliates' earnings and stock-based compensation	52.6	44.1
Interest income	(1.5)	(1.5)
Interest expense and finance charges	16.1	18.0
Earnings before income taxes and noncontrolling interest	331.7	285.9
Provision for income taxes	94.9	86.3
Net earnings	236.8	199.6
Net earnings attributable to the noncontrolling interest, net of tax	11.7	10.4
Net earnings attributable to BorgWarner Inc.	$225.1	$189.2

Total Assets

	March 31,	December 31,
(in millions)	2018	2017
Engine	$4,919.1	$4,733.4
Drivetrain	4,025.1	3,905.3
Total	8,944.2	8,638.7
Corporate *	1,090.6	1,150.9
Total assets	$10,034.8	$9,789.6
____________________________________
*    Corporate assets include investments and other long-term receivables and certain deferred income taxes.

(20) Recent Transactions

On September 27, 2017, the Company acquired 100% of the equity interests in Sevcon for cash of $185.7 million. This amount included $26.6 million paid to settle outstanding debt and $5.1 million paid for Sevcon stock-based awards attributable to precombination services.

Sevcon is a global player in electrification technologies, serving customers in the U.S., U.K., France, Germany, Italy, China and the Asia Pacific region. Sevcon complements BorgWarner’s power electronics capabilities utilized to provide electrified propulsion solutions. Sevcon's operating results and assets are reported within the Company's Drivetrain reporting segment.

The following table summarizes the aggregated preliminary fair value of the assets acquired and liabilities assumed on September 27, 2017, the date of acquisition:

(millions of dollars)
Receivables, net	$15.9
Inventories, net	18.6
Other current assets	2.8
Property, plant and equipment, net	7.3
Goodwill	126.0
Other intangible assets	70.7
Deferred tax liabilities	(9.5)
Income taxes payable	(0.7)
Other assets and liabilities	(2.9)
Accounts payable and accrued expenses	(24.5)
Total consideration, net of cash acquired	203.7

Less: Assumed retirement-related liabilities	18.0
Cash paid, net of cash acquired	$185.7

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

The Company is in the process of finalizing all purchase accounting adjustments related to the acquisition. The Company has recorded fair value adjustments based on new information obtained during the measurement period primarily related to intangible assets. As of March 31, 2018, these adjustments have resulted in a decrease in goodwill of $7.6 million from the Company's initial estimate. In addition, certain other estimated values for the acquisition, including goodwill, contingencies and deferred taxes are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition.

Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the current and prior reporting period is not provided.

(21) Assets and Liabilities Held For Sale

In 2017, the Company started exploring strategic options for non-core emission product lines in the Engine segment and launched an active program to locate a buyer and initiated all other actions required to complete the plan to sell the non-core pipes and thermostat product lines. The Company determined that the assets and liabilities of the pipes and thermostat product lines met the held for sale criteria as of December, 2017. In the first quarter of 2018, the Company continued its efforts to locate a buyer for this business. As of March 31, 2018 and December 31, 2017, assets of $69.6 million and $67.3 million, including allocated goodwill of $7.5 million and $7.3 million, and liabilities of $37.8 million and $29.5 million, respectively, were reclassified as held for sale on the Consolidated Balance Sheets. The fair value of the assets and liabilities, less costs to sell, was determined to be less than the carrying value, therefore, the Company recorded an asset impairment expense of $71.0 million in the year ended December 31, 2017 in Other expense, net to adjust the net book value of this business to its fair value less cost to sell. There was no asset impairment expense recorded in the three months ended March 31, 2018. The business did not meet the criteria to be classified as a discontinued operation.

The assets and liabilities classified as held for sale are as follows:

	March 31,	December 31,
(millions of dollars)	2018	2017
Receivables, net	$25.6	$21.0
Inventories, net	28.5	30.4
Prepayments and other current assets	12.0	10.3
Property, plant and equipment, net	46.8	47.7
Goodwill	7.5	7.3
Other intangible assets, net	21.7	21.1
Other assets	0.4	0.5
Impairment of carrying value	(72.9)	(71.0)
Total assets held for sale	$69.6	$67.3

Accounts payable and accrued expenses	$30.5	$24.6
Other liabilities	7.3	4.9
Total liabilities held for sale	$37.8	$29.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Net sales for the three months ended March 31, 2018 totaled $2,784.3 million, a 15.7% increase from the three months ended March 31, 2017. Excluding the impact of stronger foreign currencies and the acquisition of Sevcon, net sales increased approximately 6.6%.

Cost of sales as a percentage of net sales was 78.7% in the three months ended March 31, 2018 compared to 78.6% in the three months ended March 31, 2017. Gross profit and gross margin were $591.8 million and 21.3% in the three months ended March 31, 2018 compared to $516.3 million and 21.4% in the three months ended March 31, 2017. The Company's material cost of sales was approximately 55% of net sales in both the three months ended March 31, 2018 and 2017. The Company's remaining cost to convert raw material to finished product was comparable to the three months ended March 30, 2017.

SG&A expenses for the three months ended March 31, 2018 increased $34.4 million to $253.4 million from $219.0 million as compared to the three months ended March 31, 2017. SG&A as a percentage of net sales remained flat at 9.1% for three months ended March 31, 2018 and 2017. R&D expenses, which are included in SG&A expenses, increased $20.3 million to $116.7 million from $96.4 million as compared to the three months ended March 31, 2017. As a percentage of net sales, R&D expenses were 4.2% and 4.0% in the three months ended March 31, 2018 and 2017, respectively. Our continued investment in a number of cross-business R&D programs, as well as other key programs, is necessary for the Company’s short- and long-term growth.

Other expense, net of $4.9 million for the three months ended March 31, 2018 includes $7.5 million of restructuring expense primarily related to initiation of actions within its emissions business in the Engine segment designed to improve future profitability and competitiveness, $2.2 million of merger and acquisition expenses associated with divestiture activities for the non-core pipes and thermostat product lines and a gain of approximately $4.0 million related to the settlement of a commercial contract for an entity acquired in the 2015 Remy acquisition. Other expense, net for the three months ended March 31, 2017 was $5.8 million primarily related to a loss of $5.3 million due to the termination of a long term property lease for a manufacturing facility located in Europe.

Equity in affiliates’ earnings of $10.2 million increased $0.5 million as compared with the three months ended March 31, 2017 primarily due to higher earnings from the Company's 50% interest in NSK-Warner.

Interest expense and finance charges of $16.1 million decreased $1.9 million as compared with the three months ended March 31, 2017, primarily due to the cross-currency swap executed in the first quarter of 2018 and increase in capitalized interest.

At March 31, 2018, the Company's effective tax rate for the first quarter was 28.6%. This rate includes income tax expenses of $0.9 million and $0.4 million related to a commercial settlement gain and other one-time tax adjustments, and reductions of income tax expense of $0.6 million and $0.3 million which are associated with restructuring expense, and merger and acquisition expense. Excluding the impact of these non-comparable items, the Company has estimated its annual effective tax rate associated with ongoing operations to be approximately 28% for the year ending December 31, 2018.

At March 31, 2017, the Company's effective tax rate for the first quarter was 30.2%. This rate includes tax expense of $3.4 million related to one-time adjustments. Excluding the impact of these non-comparable items, the Company estimated its annual effective tax rate associated with ongoing operations to be approximately 29% for the year ending December 31, 2017.

The Company’s earnings per diluted share were $1.07 and $0.89 for the three months ended March 31, 2018 and 2017, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended March 31,
	2018	2017
Non-comparable items:
Restructuring expense	$(0.03)	$—
Merger and acquisition expense	(0.01)	—
Gain on commercial settlement	0.01	—
Tax adjustments	—	(0.02)
Total impact of non-comparable items per share — diluted	$(0.03)	$(0.02)

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2018	2017
Engine	$1,716.1	$1,495.4
Drivetrain	1,082.9	924.9
Inter-segment eliminations	(14.7)	(13.3)
Net sales	$2,784.3	$2,407.0

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Adjusted EBIT”)

	Three Months Ended March 31,
(in millions)	2018	2017
Engine	$280.2	$246.2
Drivetrain	121.0	104.4
Adjusted EBIT	401.2	350.6
Restructuring expense	7.5	—
Merger and acquisition expense	2.2	—
Lease termination settlement	—	5.3
Other income, net	(4.8)	—
Other postretirement income	(2.6)	(1.2)
Corporate, including equity in affiliates' earnings and stock-based compensation	52.6	44.1
Interest income	(1.5)	(1.5)
Interest expense and finance charges	16.1	18.0
Earnings before income taxes and noncontrolling interest	331.7	285.9
Provision for income taxes	94.9	86.3
Net earnings	236.8	199.6
Net earnings attributable to the noncontrolling interest, net of tax	11.7	10.4
Net earnings attributable to BorgWarner Inc.	$225.1	$189.2

The Engine segment net sales increased $220.7 million, or 14.8%, from the three months ended March 31, 2017. Excluding the impact of strengthening foreign currencies, primarily the Euro, and merger and acquisition activity, net sales increased approximately 4.9% from the three months ended March 31, 2017, due to higher sales of light vehicle turbochargers, thermal products, and engine timing systems, including variable cam timing. The Engine segment Adjusted EBIT margin was 16.3% in the three months ended March 31, 2018 down from 16.5% in the three months ended March 31, 2017, primarily due to operational inefficiencies in the Company's emissions business.

The Drivetrain segment net sales increased $158.0 million, or 17.1%, from the three months ended March 31, 2017. Excluding the impact of strengthening foreign currencies, primarily the Euro, and merger and acquisition activity, net sales increased approximately 9.2% from the three months ended March 31, 2017, primarily due to higher sales of all-wheel drive systems and transmission components. The Drivetrain segment Adjusted EBIT margin was 11.2% in the three months ended March 31, 2018 down from 11.3% in the three months ended March 31, 2017, primarily due to the impact of the Sevcon acquisition.

Outlook for 2018

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

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At March 31, 2018, the Company had $409.7 million of cash, of which $406.0 million of cash is held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The vast majority of cash held outside the United States is available for repatriation, however, doing so could result in increased foreign and U.S. state and local income tax payments. As a result of the Act, the Company has recorded a liability for the U.S. federal and applicable state income tax liabilities calculated under the provisions of the deemed repatriation of foreign earnings. As of January 1, 2018, funds repatriated from foreign subsidiaries will generally no longer be taxable for U.S. federal tax purposes. A deferred tax liability has been recorded for all estimated legally distributable foreign earnings. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to, debt service, share repurchases, dividend distributions and other corporate expenses.

The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. We believe the impact of the Act on liquidity sources as of March 31, 2018 is not material.

The Company has a $1.2 billion multi-currency revolving credit facility, which includes a feature that allows the Company's borrowings to be increased to $1.5 billion. The facility provides for borrowings through June 29, 2022. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at March 31, 2018 and expects to remain compliant in future periods. At March 31, 2018 and December 31, 2017, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1.2 billion. Under this program, the Company may issue notes from time to time and will use the proceeds for general corporate purposes. As of March 31, 2018, the Company had outstanding borrowings of $80.0 million. As of December 31, 2017, the Company had no outstanding borrowings under this program.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1.2 billion.

In addition to the credit facility, the Company's universal shelf registration has an unlimited amount of various debt and equity instruments that could be issued.

On February 7, 2018, the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. The dividend was paid on March 15, 2018.

The Company's net debt to net capital ratio was 32.3% at March 31, 2018 versus 30.0% at December 31, 2017.

The Company has a credit rating of BBB+ from both Standard & Poor's and Fitch Ratings and Baa1 from Moody's. The current outlook from Standard & Poor's, Moody's, and Fitch Ratings is stable. None of the Company's debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities decreased $25.6 million to $34.7 million in the first three months of 2018 from $60.3 million in the first three months of 2017. The cash decrease from operating activities of $25.6 million primarily reflects changes in working capital, offset by higher net earnings adjusted for non-cash charges to operations.

Net cash used in investing activities increased $28.2 million to $160.9 million in the first three months of 2018 from $132.7 million in the first three months of 2017. This increase is primarily due to higher capital expenditures, including tooling outlays.

Net cash used in financing activities decreased $12.3 million to $3.5 million in the first three months of 2018 from $15.8 million in the first three months of 2017. This decrease is primarily driven by higher borrowings, partially offset by share repurchases and stock-based compensation.

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

See Note 16 - Contingencies to the Condensed Consolidated Financial Statements for further details and information respecting the Company’s environmental liability.

Asbestos-related Liability

Like many other industrial companies that have historically operated in the United States, the Company, or parties the Company is obligated to indemnify, continues to be named as one of many defendants in asbestos-related personal injury actions.  The Company has an estimated liability of $813.6 million as of March 31, 2018 for asbestos-related claims and associated costs through 2067, which is the last date by which the Company currently estimates it is likely to have resolved all asbestos-related claims. The Company additionally estimates that, as of March 31, 2018, it has aggregate insurance coverage available in the amount of $386.4 million to satisfy asbestos-related claims and associated defense costs.  See Note 16 - Contingencies to the Condensed Consolidated Financial Statements for further details and information respecting the Company’s asbestos-related liability and corresponding insurance asset.

New Accounting Pronouncements

See Note 2 - New Accounting Pronouncements to the Condensed Consolidated Financial Statements for a detailed description of new applicable accounting pronouncements.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q (including Management's Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as "anticipates," "believes," "continues," "could," "designed," "effect," "estimates," "evaluates," "expects," "forecasts," "goal," "initiative," "intends," "outlook," "plans," "potential," "project," "pursue," "seek," "should," "target," "when," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements. All statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, are inherently forward-looking. These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Forward-looking statements are not guarantees of performance and the Company's actual results may differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production; the continued use by original equipment manufacturers of outside suppliers, the ability to achieve anticipated benefits from, and to successfully integrate, acquisitions, fluctuations in demand for vehicles containing our products; changes in general economic conditions; and the other risks noted under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other reports that we file with the Securities and Exchange Commission. We do not undertake any obligation to update or announce publicly any updates to or revision to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

This section and the discussions contained in Item 1A, "Risk Factors," and in Item 7, subheading "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2017, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Act. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity, financial condition and prospects.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning our exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The foreign currency translation adjustment gain of $65.0 million and $49.0 million for the three months ended March 31, 2018 and 2017, respectively, contained within our Condensed Consolidated Statements of Comprehensive Income (Loss) represent the foreign currency translational impacts of converting our non-U.S. dollar subsidiaries' financial statements to the Company’s reporting currency (U.S. Dollar). The foreign currency translation adjustment gain of $65.0 million in the three months ended March 31, 2018 was primarily due to the impact of a weakening U.S. dollar against the Euro, which decreased approximately 3% and increased other comprehensive income by approximately $55.4 million since December 31, 2017. The foreign currency translation adjustment gain of $49.0 million during the first three months of 2017 was primarily due to the impact of a weakening U.S. dollar, which decreased approximately 1% and 8% against the Euro and Korean Won since December 31, 2016. This 1% and 8% change in the Euro and Korean Won decreased other comprehensive loss by approximately $24 million each in the first three months of 2017.

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
The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 16 — Contingencies, to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of environmental, asbestos-related liability and other litigation, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors authorized the purchase of up to $1.0 billion of the Company's common stock up to 79.6 million shares in the aggregate. As of March 31, 2018, the Company had repurchased 70.8 million shares in the aggregate under the Common Stock Repurchase Program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

Employee transactions include restricted shares withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted shares. The BorgWarner Inc. 2014 Stock Incentive Plan provides that the withholding obligations be settled by the Company retaining stock that is part of the Award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2018:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month Ended January 31, 2018
Common Stock Repurchase Program	344,000	$55.74	344,000	9,513,280
Employee transactions	590	$53.38	—
Month Ended February 28, 2018
Common Stock Repurchase Program	290,336	$52.63	290,336	9,222,944
Employee transactions	274,531	$52.21	—
Month Ended March 31, 2018
Common Stock Repurchase Program	461,607	$49.82	461,607	8,761,337
Employee transactions	—	$—	—

Item 6.	Exhibits

Exhibit 10.1	Form of 2018 BorgWarner Inc. 2014 Stock Incentive Plan Performance Share Award Agreement.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	XBRL Instance Document.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
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

Date: April 26, 2018