Form 10-K/A
period 2017-12-31
BORGWARNER INC
filed 2018-09-28
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report on Form 10-K of BorgWarner Inc. (the "Company") for the year ended December 31, 2017 as originally filed with the Securities and Exchange Commission (the "SEC") on February 8, 2018 (the "Original Filing").

This Amendment No. 1 amends the Original Filing to reflect the restatement of the Company’s audited Consolidated Financial Statements for the years ended December 31, 2016 and 2015 in order to correct an error related to the Company’s accounting for its asbestos-related claims that had not yet been asserted including associated defense costs, as more fully described in Note 1 to the Consolidated Financial Statements contained in this Amendment No. 1. Additionally, conforming changes occur throughout this filing because of the changes to the Consolidated Financial Statements. For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety.  Revisions to the Original Filing have been made to the following sections:

•Part I, Item 1B - Unresolved Staff Comments
•Part I, Item 3 - Legal Proceedings
•Part II, Item 6 - Selected Financial Data
•Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8 - Financial Statements and Supplementary Data
•Part II, Item 9A - Controls and Procedures
•Part IV, Item 15 - Exhibits and Financial Statement Schedules

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, and 32.1). Exhibits 31.1 and 32.1 are certified by our current principal executive officer.

Except as described above, the financial statements and other disclosures in this Amendment No. 1 do not reflect any events that have occurred after the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

Management's evaluation of the effect of the restatement did not result in a change to management's conclusion that the Company's internal control over financial reporting was effective as of December 31, 2017. A discussion of the Company’s internal control over financial reporting, a material weakness identified by the Company, the actions taken by management and the basis for management's conclusion that the material weakness no longer existed subsequent to December 31, 2016 is set forth in Item 9A Controls and Procedures.

BORGWARNER INC.
FORM 10-K/A
YEAR ENDED DECEMBER 31, 2017

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K/A (including Management's Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as "anticipates," "believes," "continues," "could," "designed," "effect," "estimates," "evaluates," "expects," "forecasts," "goal," "initiative," "intends," "outlook," "plans," "potential," "project," "pursue," "seek," "should," "target," "when," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements. All statements, other than statements of historical fact contained or incorporated by reference in this Form 10-K/A, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of this Annual Report on Form 10-K/A, are inherently forward-looking. These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Forward-looking statements are not guarantees of performance and the Company's actual results may differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control. Such risks and uncertainties include: fluctuations in domestic or foreign vehicle production; the continued use by original equipment manufacturers of outside suppliers, the ability to achieve anticipated benefits from, and to successfully integrate, acquisitions; fluctuations in demand for vehicles containing our products; changes in general economic conditions; and the other risks noted under Item 1A, “Risk Factors,” and in other reports that we file with the Securities and Exchange Commission. We do not undertake any obligation to update or announce publicly any updates to or revision to any of the forward-looking statements in this Form 10-K/A to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

Mr. Verrier has been President, Chief Executive Officer and a member of BorgWarner's Board of Directors since January 1, 2013.

Mr. Hundzinski has been Executive Vice President and Chief Financial Officer of the Company since March 2012.

Mr. Lissalde has been Executive Vice President and Chief Operating Officer of the Company since August 2018. He was Vice President of the Company and President and General Manager of BorgWarner Turbo Systems LLC from May 2013 to December 2017. From May 2011 until May 2013, he was Vice President of the Company and President and General Manager of BorgWarner Turbo Systems Passenger Car Products.

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

Item 1A.    Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K/A should be considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impact our business operations. If any of the following risks occur, our business including its financial performance, financial condition, operating results and cash flows could be adversely affected.

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

The Company has received comment letters from the Staff (the "Staff") of the SEC’s Division of Corporation Finance on May 11, June 23, August 23 and November 29, 2017 as part of its review of the Company’s Form 10-K for the year ended December 31, 2016. The Company responded to all of the letters - most recently on August 8, 2018 following previous discussions with the Staff that occurred in 2018.
The Staff’s comments related to the Company’s accounting for the $703.6 million asbestos related charge recorded in the December 31, 2016 Consolidated Financial Statements, as well as asbestos related insurance assets. These two matters are disclosed in Note 14, Contingencies in the 2017 and 2016 Notes to Consolidated Financial Statements. The Staff’s comments are focused on whether all or a portion of the amounts recognized in the 2016 consolidated statement of operations should have been recognized in earlier periods.
In June, 2018, the Company re-evaluated its accounting for unasserted asbestos-related claims including associated defense costs and concluded that it should have recorded an estimated liability for unasserted asbestos-related claims prior to the fourth quarter of 2016. This Amendment No. 1 amends the Original Filing to reflect the restatement of the Company’s audited financial statements for the years ended December 31, 2016 and 2015 in order to correct that error.

The Company believes that the revisions to the Original Filing contained in this Amendment No. 1 address all of the Staff’s comments in full; however, it is possible that the Staff will have additional comments. The Company intends to continue working with the Staff in the event the Staff has any further comments.

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

On July 31, 2018, the Division of Enforcement of the SEC has informed the Company that it is conducting an investigation related to the Company's accounting for its unasserted asbestos-related claims. The Company is fully cooperating with the SEC in connection with its investigation.

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

The selected financial data set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in the Original Filing. The following selected financial data should be read in conjunction with the restated Consolidated Financial Statements and Notes related thereto in Item 8.

	Year Ended December 31,
(in millions, except share and per share data)	2017	2016	2015	2014	2013
		(restated)(b)	(restated)(b)	(restated)(b)	(restated)(b)
Operating results
Net sales	$9,799.3	$9,071.0	$8,023.2	$8,305.1	$7,436.6
Operating income (a)	$1,077.1	$978.1	$888.3	$908.7	$840.4
Net earnings attributable to BorgWarner Inc.(a)	$439.9	$595.0	$577.2	$628.5	$617.7

Earnings per share — basic	$2.09	$2.78	$2.57	$2.77	$2.70
Earnings per share — diluted	$2.08	$2.76	$2.56	$2.75	$2.67

Net R&D expenditures	$407.5	$343.2	$307.4	$336.2	$303.2

Capital expenditures, including tooling outlays	$560.0	$500.6	$577.3	$563.0	$417.8
Depreciation and amortization	$407.8	$391.4	$320.2	$330.4	$299.4

Number of employees	29,000	27,000	30,000	22,000	19,700

Financial position
Cash	$545.3	$443.7	$577.7	$797.8	$939.5
Total assets	$9,787.6	$8,834.7	$9,210.5	$7,636.3	$7,374.4
Total debt	$2,188.3	$2,219.5	$2,550.3	$1,337.2	$1,219.3

Common share information
Cash dividend declared and paid per share	$0.59	$0.53	$0.52	$0.51	$0.25

Market prices of the Company's common stock
High	$55.68	$42.25	$63.01	$67.38	$56.45
Low	$37.99	$27.69	$38.89	$50.24	$35.22

Weighted average shares outstanding (thousands)
Basic	210,429	214,374	224,414	227,150	228,600
Diluted	211,548	215,325	225,648	228,924	231,337
________________

(a)
Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for discussion of non-comparable items impacting the years ended December 31, 2017, 2016 and 2015.

(b)	Certain amounts have been restated to reflect the corrections discussed in Note 1 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and related Notes thereto and other financial information appearing elsewhere in this Form 10-K/A. All of the financial information presented in this Item 7 has been revised to reflect the restatement more fully described in Note 1 Restatement of Consolidated Financial Statements to the Consolidated Financial Statements in Item 8.

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

RESULTS OF OPERATIONS

A summary of our operating results for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
(millions of dollars, except per share data)	2017	2016	2015
		(restated)(a)	(restated)(a)
Net sales	$9,799.3	$9,071.0	$8,023.2
Cost of sales	7,679.2	7,137.9	6,320.1
Gross profit	2,120.1	1,933.1	1,703.1
Selling, general and administrative expenses	898.5	817.5	662.0
Other expense, net	144.5	137.5	152.8
Operating income	1,077.1	978.1	888.3
Equity in affiliates’ earnings, net of tax	(51.2)	(42.9)	(40.0)
Interest income	(5.8)	(6.3)	(7.5)
Interest expense and finance charges	70.5	84.6	60.4
Earnings before income taxes and noncontrolling interest	1,063.6	942.7	875.4
Provision for income taxes	580.3	306.0	261.5
Net earnings	483.3	636.7	613.9
Net earnings attributable to the noncontrolling interest, net of tax	43.4	41.7	36.7
Net earnings attributable to BorgWarner Inc.	$439.9	$595.0	$577.2
Earnings per share — diluted	$2.08	$2.76	$2.56

(a)	Certain amounts have been restated to reflect the corrections discussed in Note 1 to the Consolidated Financial Statements.

Non-comparable items impacting the Company's earnings per diluted share and net earnings

The Company's earnings per diluted share were $2.08, $2.76 and $2.56 for the years ended December 31, 2017, 2016 and 2015, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate and the weighted average number of diluted shares for each of the years then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Year Ended December 31,
Non-comparable items:	2017	2016	2015
		(restated)(a)	(restated)(a)
Asset impairment and loss on divestiture	$(0.25)	$(0.48)	$—
Restructuring expense	(0.23)	(0.10)	(0.27)
Merger and acquisition expense	(0.05)	(0.11)	(0.08)
Asbestos-related adjustments	—	0.14	(0.14)
Intangible asset impairment	—	(0.04)	—
Contract expiration gain	—	0.02	—
Pension settlement loss	—	—	(0.07)
Gain on previously held equity interest	—	—	0.05
Tax reform adjustments	(1.29)	—	—
Tax adjustments	0.02	0.04	0.04
Total impact of non-comparable items per share — diluted:	$(1.80)	$(0.53)	$(0.47)

(a)	Certain amounts have been restated to reflect the corrections discussed in Note 1 to the Consolidated Financial Statements.

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

Year ended December 31, 2016:

•
The Company recorded asbestos-related adjustments resulting in a net decrease to expense of $48.6 million in Other Expense. This is comprised of actuarial valuation changes of $45.5 million associated with the Company's estimate of asserted and unasserted asbestos-related liabilities and a gain of $6.1 million from cash received from insolvent insurance carriers, offset by related consulting fees. Refer to Note 14, "Contingencies," to the Consolidated Financial Statements in Item 8 of this report for more information.

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

•
The Company recorded reduction of income tax expenses of $22.7 million, $8.6 million, $6.0 million and $4.4 million primarily related to the loss on divestiture, other one-time tax adjustments, restructuring expense and intangible asset impairment loss, respectively, as well as tax expenses of $17.5 million associated with asbestos-related adjustments and $2.2 million associated with a gain on the release of certain Remy light vehicle aftermarket liabilities due to the expiration of a customer contract.

Year ended December 31, 2015:

•
The Company recorded asbestos-related adjustments resulting in an increase to expense of $51.4 million in Other Expense. This is comprised of actuarial valuation changes of $64.8 million associated with the Company's estimate of asserted and unasserted asbestos-related liabilities, offset by a gain of approximately $13.0 million related to a settlement with an insurance carrier. Refer to Note 14, "Contingencies," to the Consolidated Financial Statements in Item 8 of this report for more information.

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

•
The Company recorded reduction of income tax expenses of $18.9 million, $9.9 million, $9.0 million, $3.8 million and $3.7 million primarily related to asbestos-related adjustments, foreign tax incentives and tax settlements, the pension settlement loss, merger and acquisition expense and restructuring expense, respectively.

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

The following table details our results of operations as a percentage of net sales:

	Year Ended December 31,
(percentage of net sales)	2017	2016	2015
		(restated)(a)	(restated)(a)
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.4	78.7	78.8
Gross profit	21.6	21.3	21.2
Selling, general and administrative expenses	9.2	9.0	8.3
Other expense, net	1.5	1.5	1.8
Operating income	10.9	10.8	11.1
Equity in affiliates’ earnings, net of tax	(0.5)	(0.5)	(0.5)
Interest income	(0.1)	(0.1)	(0.1)
Interest expense and finance charges	0.7	0.9	0.8
Earnings before income taxes and noncontrolling interest	10.8	10.5	10.9
Provision for income taxes	5.9	3.4	3.3
Net earnings	4.9	7.1	7.6
Net earnings attributable to the noncontrolling interest, net of tax	0.4	0.5	0.4
Net earnings attributable to BorgWarner Inc.	4.5%	6.6%	7.2%

(a)	Certain amounts have been restated to reflect the corrections discussed in Note 1 to the Consolidated Financial Statements.

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

Other expense, net was $144.5 million, $137.5 million and $152.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. This line item is primarily comprised of non-income tax items discussed within the subtitle "Non-comparable items impacting the Company's earnings per diluted share and net earnings" above.

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

Provision for income taxes The provision for income taxes resulted in an effective tax rate of 54.6% for the year ended December 31, 2017, compared with rates of 32.5% and 29.9% for the years ended December 31, 2016 and 2015, respectively. The U.S. income tax payable of $25.1 million includes an estimated $23.6 million of transition tax, net of foreign tax credits associated with the required inclusion of unremitted foreign earnings and amounts carried forward from prior years. The estimated transition tax is due and payable annually over an eight year period beginning in the first quarter of 2018. For further details, see Note 4, "Income Tax," to the Consolidated Financial Statements in Item 8.

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

The effective tax rate of 32.5% for the year ended December 31, 2016 includes reduction of income tax expenses of $22.7 million, $8.6 million, $6.0 million and $4.4 million associated with a loss on divestiture, other one-time tax adjustments, restructuring expense and intangible asset impairment loss, respectively, as well as tax expenses of $17.5 million associated with asbestos-related adjustments and $2.2 million associated with a gain on the release of certain Remy light vehicle aftermarket liabilities due to the expiration of a customer contract. Excluding the impact of these non-comparable items, the Company's annual effective tax rate associated with ongoing operations for 2016 was 30.4%.

The effective tax rate of 29.9% for the year ended December 31, 2015 includes reduction of income tax expenses of $18.9 million, $9.0 million, $3.8 million and $3.7 million associated with asbestos-related adjustments, pension settlement loss, merger and acquisition expense and restructuring expense discussed in Note 3, "Other Expense, Net," to the Consolidated Financial Statements in Item 8 of the report. Additionally, the effective tax rate includes a tax benefit of $9.9 million primarily related to foreign tax incentives and tax settlements. Excluding the impact of these non-comparable items, the Company's annual effective tax rate associated with ongoing operations for 2015 was 29.8%.

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

The following tables show segment information and Adjusted EBIT for the Company's reporting segments.

Net Sales by Reporting Segment

	Year Ended December 31,
(millions of dollars)	2017	2016	2015
Engine	$6,061.5	$5,590.1	$5,500.0
Drivetrain	3,790.3	3,523.7	2,556.7
Inter-segment eliminations	(52.5)	(42.8)	(33.5)
Net sales	$9,799.3	$9,071.0	$8,023.2

Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest ("Adjusted EBIT")

	Year Ended December 31,
(millions of dollars)	2017	2016	2015
		(restated)(a)	(restated)(a)
Engine	$995.7	$947.3	$913.9
Drivetrain	449.8	364.5	304.6
Adjusted EBIT	1,445.5	1,311.8	1,218.5
Asset impairment and loss on divestiture	71.0	127.1	—
Restructuring expense	58.5	26.9	65.7
Merger and acquisition expense	10.0	23.7	21.8
Lease termination settlement	5.3	—	—
Other expense, net	2.1	—	—
Asbestos-related adjustments	—	(48.6)	51.4
Intangible asset impairment	—	12.6	—
Contract expiration gain	—	(6.2)	—
Pension settlement loss	—	—	25.7
Gain on previously held equity interest	—	—	(10.8)
Corporate, including equity in affiliates' earnings and stock-based compensation	170.3	155.3	136.4
Interest income	(5.8)	(6.3)	(7.5)
Interest expense and finance charges	70.5	84.6	60.4
Earnings before income taxes and noncontrolling interest	1,063.6	942.7	875.4
Provision for income taxes	580.3	306.0	261.5
Net earnings	483.3	636.7	613.9
Net earnings attributable to the noncontrolling interest, net of tax	43.4	41.7	36.7
Net earnings attributable to BorgWarner Inc.	$439.9	$595.0	$577.2

(a)	Certain amounts have been restated to reflect the corrections discussed in Note 1 to the Consolidated Financial Statements.

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

Asbestos-related Liability

Like many other industrial companies that have historically operated in the United States, the Company, or parties the Company is obligated to indemnify, continues to be named as one of many defendants in asbestos-related personal injury actions.  The Company has an estimated liability of $828.2 million as of December 31, 2017 for asbestos-related claims and associated costs through 2067, which is the last date by which the Company currently estimates it may have resolved all asbestos-related claims. The Company additionally estimates that, as of December 31, 2017, it has aggregate insurance coverage available in the amount of $386.4 million to satisfy asbestos-related claims and associated defense costs. As with any estimates, the actual experience may differ.

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

Asbestos The Company and certain of its subsidiaries along with numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. With the assistance of third party consultants, the Company estimates the liability and corresponding insurance recovery for pending and future claims not yet asserted to extend through December 31, 2059 with a runoff through 2067 and defense costs. This estimate is based on the Company's historical claim experience and estimates of the number and resolution cost of potential future claims that may be filed based on anticipated levels of unique plaintiff asbestos-related claims in the U.S. tort system against all defendants. As with any estimates, actual experience may differ. This estimate is not discounted to present value. The Company currently believes that December 31, 2067 is a reasonable assumption as to the last date on which it is likely to have resolved all asbestos-related claims, based on the nature and useful life of the Company’s products and the likelihood of incidence of asbestos-related disease in the U.S. population generally. The Company assesses the sufficiency of its estimated liability for pending and future claims and defense costs on an ongoing basis by evaluating actual experience regarding claims filed, settled and dismissed, and amounts paid in settlements. In addition to claims and settlement experience, the Company considers additional quantitative and qualitative factors such as changes in legislation, the legal environment, and the Company's defense strategy. The Company continues to have additional excess insurance coverage available for potential future asbestos-related claims.  In connection with the Company’s ongoing review of its asbestos-related claims, the Company also reviewed the amount of its potential insurance coverage for such claims, taking into account the remaining limits of such coverage, the number and amount of claims on our insurance from co-insured parties, ongoing litigation against the Company’s insurers, potential remaining recoveries from insolvent insurers, the impact of previous insurance settlements, and coverage available from solvent insurers not party to the coverage litigation.

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

New Accounting Pronouncements

Refer to Note 1A., "Summary of Significant Accounting Policies," to the Consolidated Financial Statements in Item 8 of this report for more information regarding new applicable accounting pronouncements.

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

Disclosure Regarding Forward-Looking Statements

The matters discussed in this Item 7 include forward looking statements. See "Forward Looking Statements" at the beginning of this Annual Report on Form 10-K/A.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2016 and 2015 financial statements to correct misstatements.

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

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 8, 2018, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the restatement discussed in Note 1, as to which the date is September 28, 2018

We have served as the Company’s auditor since 2008.

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

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except share and per share amounts)	2017	2016	2015
		(restated)(a)	(restated)(a)
Net sales	$9,799.3	$9,071.0	$8,023.2
Cost of sales	7,679.2	7,137.9	6,320.1
Gross profit	2,120.1	1,933.1	1,703.1

Selling, general and administrative expenses	898.5	817.5	662.0
Other expense, net	144.5	137.5	152.8
Operating income	1,077.1	978.1	888.3

Equity in affiliates’ earnings, net of tax	(51.2)	(42.9)	(40.0)
Interest income	(5.8)	(6.3)	(7.5)
Interest expense and finance charges	70.5	84.6	60.4
Earnings before income taxes and noncontrolling interest	1,063.6	942.7	875.4

Provision for income taxes	580.3	306.0	261.5
Net earnings	483.3	636.7	613.9

Net earnings attributable to the noncontrolling interest, net of tax	43.4	41.7	36.7
Net earnings attributable to BorgWarner Inc.	$439.9	$595.0	$577.2

Earnings per share — basic	$2.09	$2.78	$2.57

Earnings per share — diluted	$2.08	$2.76	$2.56

Weighted average shares outstanding (thousands):
Basic	210,429	214,374	224,414
Diluted	211,548	215,328	225,648

Dividends declared per share	$0.59	$0.53	$0.52

(a)	Certain amounts have been restated to reflect the corrections discussed in Note 1 to the Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions of dollars)	2017	2016	2015
		(restated)(a)	(restated)(a)
Net earnings attributable to BorgWarner Inc.	$439.9	$595.0	$577.2

Other comprehensive income (loss)
Foreign currency translation adjustments	236.5	(109.1)	(260.5)
Hedge instruments*	(6.3)	7.0	(3.7)
Defined benefit postretirement plans*	0.5	(8.2)	37.4
Other*	1.4	(1.6)	0.2
Total other comprehensive income (loss) attributable to BorgWarner Inc.	232.1	(111.9)	(226.6)

Comprehensive income attributable to BorgWarner Inc.*	672.0	483.1	350.6

Net earnings attributable to noncontrolling interest, net of tax*	43.4	41.7	36.7
Other comprehensive income (loss) attributable to the noncontrolling interest*	11.4	(5.1)	(5.1)
Comprehensive income	$726.8	$519.7	$382.2
____________________________________

*	Net of income taxes.

(a)	Certain amounts have been restated to reflect the corrections discussed in Note 1 to the Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions of dollars)	2017	2016	2015
		(restated)(a)	(restated)(a)
OPERATING
Net earnings	$483.3	$636.7	$613.9
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Asset impairment and loss on divestiture	71.0	127.1	—
Asbestos-related adjustments	—	(48.6)	51.4
Gain on previously held equity interest	—	—	(10.8)
Pension settlement loss	—	—	25.7
Depreciation and amortization	407.8	391.4	320.2
Stock-based compensation expense	52.7	43.6	40.2
Restructuring expense, net of cash paid	27.0	12.0	36.3
Deferred income tax provision (benefit)	41.8	6.8	(5.6)
Tax reform adjustments to provision for income taxes	273.5	—	—
Equity in affiliates’ earnings, net of dividends received, and other	(32.0)	(17.0)	(21.9)
Net earnings adjusted for non-cash charges to operations	1,325.1	1,152.0	1,049.4
Changes in assets and liabilities:
Receivables	(167.9)	(137.5)	(81.8)
Inventories	(84.5)	(36.5)	(52.9)
Prepayments and other current assets	0.5	8.8	(9.4)
Accounts payable and accrued expenses	232.8	134.9	23.1
Income taxes payable	(42.8)	(14.2)	34.6
Other assets and liabilities	(82.9)	(71.8)	(95.1)
Net cash provided by operating activities	1,180.3	1,035.7	867.9
INVESTING
Capital expenditures, including tooling outlays	(560.0)	(500.6)	(577.3)
Proceeds from sale of businesses, net of cash divested	—	85.8	—
Proceeds from asset disposals and other	4.5	10.6	4.7
Payments for businesses acquired, including restricted cash, net of cash acquired	(185.7)	—	(1,199.6)
(Payments for) proceeds from settlement of net investment hedges	(8.5)	—	13.1
Payments for venture capital investment	(2.6)	—	—
Net cash used in investing activities	(752.3)	(404.2)	(1,759.1)
FINANCING
Net decrease in notes payable	(88.3)	(129.1)	(316.7)
Additions to long-term debt, net of debt issuance costs	3.0	4.6	1,569.2
Repayments of long-term debt, including current portion	(19.3)	(193.6)	(29.8)
Payments for debt issuance cost	(2.4)	—	—
Proceeds from interest rate swap termination	—	8.9	—
Payments for purchase of treasury stock	(100.0)	(288.0)	(349.8)
(Payments for) proceeds from stock-based compensation items	(2.1)	6.7	3.7
Dividends paid to BorgWarner stockholders	(124.1)	(113.4)	(116.7)
Dividends paid to noncontrolling stockholders	(29.3)	(29.9)	(23.3)
Net cash (used in) provided by financing activities	(362.5)	(733.8)	736.6
Effect of exchange rate changes on cash	36.1	(31.7)	(65.5)
Net increase (decrease) in cash	101.6	(134.0)	(220.1)
Cash at beginning of year	443.7	577.7	797.8
Cash at end of year	$545.3	$443.7	$577.7

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$92.0	$100.3	$70.2
Income taxes, net of refunds	$279.8	$300.5	$183.8
Non-cash investing transactions
Liabilities assumed from business acquired	$18.0	$—	$31.1
Non-cash financing transactions
Debt assumed from business acquired	$—	$—	$10.9

(a)	Certain amounts have been restated to reflect the corrections discussed in Note 1 to the Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Number of shares		BorgWarner Inc. stockholder's equity
(in millions of dollars, except share data)	Issued common stock	Common stock held in treasury	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings (restated)(a)	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, January 1, 2015	246,390,620	(19,960,537)	$2.5	$1,112.4	$(832.2)	$3,273.1	$(383.6)	$74.7
Dividends declared	—	—	—	—	—	(116.7)	—	(28.5)
Stock incentive plans	—	439,653	—	(1.8)	18.6	—	—	—
Net issuance for executive stock plan	—	—	—	2.4	—	—	—	—
Net issuance of restricted stock	(3,563)	532,951	—	(3.3)	18.2	—	—	—
Purchase of treasury stock	—	(8,074,303)	—	—	(363.0)	—	—	—
Net earnings	—	—	—	—	—	577.2	—	36.7
Other comprehensive loss	—	—	—	—	—	—	(226.6)	(5.1)
Balance, December 31, 2015	246,387,057	(27,062,236)	$2.5	$1,109.7	$(1,158.4)	$3,733.6	$(610.2)	$77.8
Dividends declared	—	—	—	—	—	(113.4)	—	(26.0)
Stock incentive plans	—	793,230	—	(19.4)	32.4	—	—	—
Net issuance for executive stock plan	—	—	—	12.8	—	—	—	—
Net issuance of restricted stock	—	414,464	—	1.2	19.2	—	—	—
Purchase of treasury stock	—	(8,269,550)	—	—	(274.8)	—	—	—
Business divestiture	—	—	—	—	—	—	—	(4.8)
Net earnings	—	—	—	—	—	595.0	—	41.7
Other comprehensive loss	—	—	—	—	—	—	(111.9)	(5.1)
Balance, December 31, 2016	246,387,057	(34,124,092)	$2.5	$1,104.3	$(1,381.6)	$4,215.2	$(722.1)	$83.6
Dividends declared	—	—	—	—	—	(124.1)	—	(29.3)
Stock incentive plans	—	473,419	—	(10.6)	18.9	—	—	—
Net issuance for executive stock plan	—	73,935	—	21.0	2.7	—	—	—
Net issuance of restricted stock	—	402,184	—	4.0	14.6	—	—	—
Purchase of treasury stock	—	(2,399,710)	—	—	(100.0)	—	—	—
Net earnings	—	—	—	—	—	439.9	—	43.4
Other comprehensive income	—	—	—	—	—	—	232.1	11.4
Balance, December 31, 2017	246,387,057	(35,574,264)	$2.5	$1,118.7	$(1,445.4)	$4,531.0	$(490.0)	$109.1

(a)	Certain amounts have been restated to reflect the corrections discussed in Note 1 to the Consolidated Financial Statements.

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

NOTE 1	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Audit Committee of the Company's Board of Directors concluded on June 12, 2018, after careful consideration of the relevant facts and circumstances and following consultation with the Company's management and PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, that the Company’s consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 should be restated, and that such consolidated financial statements should no longer be relied upon, due to the Company’s re-evaluation of its accounting for liabilities relating to the estimated value of asbestos-related claims not yet asserted as of those dates and their associated defense costs. See the Contingencies footnote to the Consolidated Financial Statements for additional information.

The Company has historically been named, and anticipates it will be named in the future, as one of many defendants in asbestos-related personal injury actions. For the fiscal period ended September 30, 2016 and prior fiscal periods, the Company determined, through its application of ASC 450-20, Contingencies, that its liability for asbestos-related claims not yet asserted and their associated defense costs could not then be reasonably estimated for reasons described in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for such periods.

The Company further evaluated its ability to estimate asbestos-related claims not yet asserted in connection with the preparation of its consolidated financial statements for the fiscal year ended December 31, 2016, consistent with its standard practice. Management concluded that beginning with the fourth quarter of 2016 it was able to make a reasonable estimate of the liability for asbestos-related claims not yet asserted including associated defense costs. The Company believed, as set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that a culmination of factors relating to asbestos-related claims in 2016 made a reasonable estimate of the liability for unasserted asbestos-related claims possible at that time. The Company accordingly recorded a $703.6 million pretax asbestos-related charge, net of insurance recoveries, in the fourth quarter of 2016. That charge included, for the first time, an estimate of the Company’s liability for asbestos-related claims not yet asserted, consistent with the Company’s interpretation of ASC 450-20.

The Company engaged in discussions with the staff of the United States Securities and Exchange Commission (the “Staff”) beginning in May 2017 concerning the Company’s accounting for the asbestos-related charge recorded in its Consolidated Financial Statements for the fiscal year ended December 31, 2016. Following discussions with the Staff, the Company concluded that a re-evaluation of its accounting for asbestos-related claims not yet asserted in the relevant periods and their associated costs was necessary. Based on that re-evaluation, the Company concluded that it should have recorded an estimated liability for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such claims and costs prior to the fourth quarter of 2016 and the failure to record such an estimated liability in an earlier period(s) was an error in the Company’s consolidated financial statements for such period(s).

As a result of the Company's reevaluation of its accounting for unasserted asbestos-related claims including associated defense costs, the Company is amending its 2017 Annual Report to restate certain Consolidated Financial Statements contained therein to reflect the following effects:

•
The Company has retroactively determined, with the assistance of its outside actuarial consultant, an appropriate estimated liability for asbestos-related claims and their associated defense costs to be accrued as of December 31, 2012. This amount, together with the impact from recording the corresponding insurance recoveries and deferred tax assets resulted in a decrease to retained earnings of $410.1 million as of December 31, 2012;

•
The estimated amount accrued for asbestos-related claims including their associated defense costs as of December 31, 2012 has been included in the Company’s Consolidated Financial Statements for each fiscal year ended December 31, 2013, 2014, 2015, and 2016, adjusted for amounts actually spent by the Company during each of those years on account of asbestos-related claims and associated defense costs in addition to any changes in the valuation of the liability;

•
The charge originally taken by the Company on account of unasserted asbestos-related claims in the fourth quarter of 2016 has been reversed, resulting in an increase of $700.6 million before tax ($438.7 million after tax) in the Company’s 2016 earnings; and

•
The Company has made appropriate adjustments to the valuation of its insurance assets that are responsive to asbestos-related claims to account for the estimated value of those assets in all applicable years.

The Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Equity, Consolidated Statements of Cash Flows, and Notes 3, 4, 14, 17, 20 and 21, were updated to reflect the restatement.

The following tables identify each financial statement line item affected by the restatement.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share amounts)	Year Ended December 31,
	2016			2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Other expense, net	889.7	(752.2)	137.5	101.4	51.4	152.8
Operating income	225.9	752.2	978.1	939.7	(51.4)	888.3
Earnings before income taxes and noncontrolling interest	190.5	752.2	942.7	926.8	(51.4)	875.4
Provision for income taxes	30.3	275.7	306.0	280.4	(18.9)	261.5
Net earnings	160.2	476.5	636.7	646.4	(32.5)	613.9
Net earnings attributable to the noncontrolling interest, net of tax	41.7	—	41.7	36.7	—	36.7
Net earnings attributable to BorgWarner Inc.	$118.5	$476.5	$595.0	$609.7	$(32.5)	$577.2

Earnings per share - basic	$0.55	$2.23	$2.78	$2.72	$(0.15)	$2.57

Earnings per share - diluted	$0.55	$2.21	$2.76	$2.70	$(0.14)	$2.56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions of dollars)	Year Ended December 31,
	2016			2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net earnings attributable to BorgWarner Inc.	$118.5	$476.5	$595.0	$609.7	$(32.5)	$577.2
Comprehensive income attributable to BorgWarner Inc.	6.6	476.5	483.1	383.1	(32.5)	350.6
Comprehensive income	$43.2	$476.5	$519.7	$414.7	$(32.5)	$382.2

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of dollars)	Year Ended December 31,
	2016			2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net earnings	$160.2	$476.5	$636.7	$646.4	$(32.5)	$613.9
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Asbestos-related adjustments	703.6	(752.2)	(48.6)	—	51.4	51.4
Deferred income tax provision (benefit)	(268.9)	275.7	6.8	13.3	(18.9)	(5.6)

CONSOLIDATED STATEMENTS OF EQUITY

(in millions of dollars)	Retained earnings
Balance, January 1, 2015
As Reported	$3,717.1
Adjustments	(444.0)
As Restated	3,273.1

Balance, December 31, 2015
As Reported	4,210.1
Adjustments	(476.5)
As Restated	$3,733.6

NOTE 1A	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 3    OTHER EXPENSE, NET

Items included in other expense, net consist of:

	Year Ended December 31,
(millions of dollars)	2017	2016	2015
Asset impairment and loss on divestiture	$71.0	$127.1	$—
Restructuring expense	58.5	26.9	65.7
Merger and acquisition expense	10.0	23.7	21.8
Lease termination settlement	5.3	—	—
Asbestos-related adjustments	—	(48.6)	51.4
Intangible asset impairment	—	12.6	—
Pension settlement loss	—	—	25.7
Gain on previously held equity interest	—	—	(10.8)
Other income	(0.3)	(4.2)	(1.0)
Other expense, net	$144.5	$137.5	$152.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2016 and 2015, the Company recorded asbestos-related adjustments resulting in a net decrease to Other Expense of $48.6 million and a net increase to Other Expense of $51.4 million, respectively. The net decrease in 2016 is comprised of actuarial valuation changes of $45.5 million associated with the Company's estimate of asserted and unasserted asbestos-related liabilities and a gain of $6.1 million from cash received from insolvent insurance carriers, offset by related consulting fees. The net increase in 2015 is comprised of actuarial valuation changes of $64.8 million associated with the Company's estimate of asserted and unasserted asbestos-related liabilities, offset by a gain of approximately $13.0 million related to a settlement with an insurance carrier. See the Contingencies footnote to the Consolidated Financial Statements for further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4	INCOME TAXES

Earnings before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31,
(millions of dollars)	2017	2016	2015
Earnings before income taxes:
U.S.	$203.0	$27.5	$74.2
Non-U.S.	860.6	915.2	801.2
Total	$1,063.6	$942.7	$875.4
Provision for income taxes:
Current:
Federal	$36.4	$37.4	$32.5
State	4.6	6.1	(4.3)
Foreign	247.4	251.7	228.3
Total current	288.4	295.2	256.5
Deferred:
Federal	323.7	23.5	13.8
State	2.1	(0.8)	1.7
Foreign	(33.9)	(11.9)	(10.5)
Total deferred	291.9	10.8	5.0
Total provision for income taxes	$580.3	$306.0	$261.5

The provision for income taxes resulted in an effective tax rate of 54.6%, 32.5% and 29.9% for the years ended December 31, 2017, 2016 and 2015, respectively. An analysis of the differences between the effective tax rate and the U.S. statutory rate for the years ended December 31, 2017, 2016 and 2015 is presented below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
(millions of dollars)	2017	2016	2015
Income taxes at U.S. statutory rate of 35%	$372.3	$330.0	$306.4
Increases (decreases) resulting from:
State taxes, net of federal benefit	2.3	1.8	7.3
U.S. tax on non-U.S. earnings	226.0	40.7	31.5
Affiliates' earnings	(17.9)	(15.0)	(14.0)
Foreign rate differentials	(100.2)	(93.3)	(92.6)
Tax holidays	(31.0)	(25.5)	(21.2)
Withholding taxes	24.9	13.3	7.8
Tax credits	(24.2)	(3.2)	(3.2)
Reserve adjustments, settlements and claims	8.0	11.6	19.4
Valuation allowance adjustments	12.2	(2.7)	8.3
Non-deductible transaction costs	10.9	8.3	8.1
Provision to return and other one-time tax adjustments	(1.9)	0.3	(5.1)
Impact of transactions	4.0	16.3	11.6
Currency	0.7	10.0	0.1
Other foreign taxes	8.1	12.9	9.0
Partnership income	3.3	3.4	3.1
Revaluation of U.S. deferred taxes	63.7	—	—
Other	19.1	(2.9)	(15.0)
Provision for income taxes, as reported	$580.3	$306.0	$261.5

The 2017 effective tax rate increased 22.1 percentage to 54.6%. The change in the effective tax rate for 2017, as compared to 2016, was primarily due to the Act. In addition to the transition tax, which results in a tax charge of $104.7 million, the Act also includes a reduction in the US income tax rate from 35% to 21%, as of January 1, 2018. This change in income tax rate requires a revaluation of our US deferred tax assets and liabilities at December 31, 2017, resulting in a tax charge of $ $63.7 million. The Company also included a tax charge of $94.1 million for additional provisional deferred tax liabilities with respect to the expected future remittance of foreign earnings.

The Company's provision for income taxes for the year ended December 31, 2017, includes reduction of income tax expenses of $10.1 million, $1.0 million, $18.2 million and $3.8 million related to the restructuring expense, merger and acquisition expense, asset impairment expense and other one-time adjustments, respectively, discussed in the Other Expense, Net footnote.

The Company's provision for income taxes for the year ended December 31, 2016, includes reduction of income tax expenses of $22.7 million, $8.6 million, $6.0 million and $4.4 million associated with a loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on divestiture, other one-time adjustments, restructuring expense and intangible asset impairment loss, respectively, discussed in the Other Expense, Net footnote. The provision also includes additional tax expenses of $17.5 million associated with asbestos-related adjustments and $2.2 million associated with a gain on the release of certain Remy light vehicle aftermarket liabilities due to the expiration of a customer contract.

The Company's provision for income taxes for the year ended December 31, 2015, includes reduction of income tax expenses of $18.9 million, $9.0 million, $3.8 million and $3.7 million associated with asbestos-related adjustments, pension settlement loss, merger and acquisition expense and restructuring expense, respectively, discussed in the Other Expense, Net footnote. Additionally, this rate includes a tax benefit of $9.9 million primarily related to foreign tax incentives and tax settlements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As described in Note 1 Restatement of Consolidated Financial Statements above, in June 2018 the Company re-evaluated its accounting for asbestos-related claims including associated defense costs and concluded that it should have recorded an estimated liability for unasserted asbestos-related claims prior to the fourth quarter of 2016. The Company further determined that the failure to record such an estimated liability in an earlier period(s) was an error in the Company’s consolidated financial statements for such period(s). As a result, the Company retroactively determined, with the assistance of its outside actuarial consultant, an appropriate estimated liability for asbestos-related claims and their associated defense costs to be accrued as of December 31, 2012. This amount, together with the impact from recording the corresponding insurance recoveries and deferred tax assets resulted in a decrease to retained earnings of $410.1 million as of December 31, 2012. The estimated amount accrued as of December 31, 2012 has been included in the Company’s Consolidated Financial Statements for each fiscal year ended December 31, 2013, 2014, 2015, and 2016, adjusted for amounts actually spent by the Company during each of those years on account of asbestos-related claims and associated defense costs in addition to any changes in the valuation of the liability.

As part of its review and assessment of asbestos-related claims, the Company utilizes a third party actuary to further assist in the analysis of potential future asbestos-related claims.  The actuary’s work utilizes data and analysis resulting from the Company’s claim review process and includes the development of an estimate of the potential value of asbestos-related claims asserted but not yet resolved as well as the number and potential value of asbestos-related claims not yet asserted.  In developing the estimate of liability for potential future claims, the third-party actuary projects a potential number of future claims based on the Company’s historical claim filings and patterns and compares that to anticipated levels of unique plaintiff asbestos-related claims asserted in the U.S. tort system against all defendants.  The consultant also utilizes assumptions based on the Company’s historical proportion of claims resolved without payment, historical settlement costs for those claims that result in a payment, and historical defense costs.  The liabilities are then estimated by multiplying the pending and projected future claim filings by projected payments rates and average settlement amounts and then adding an estimate for defense costs.

The Company determined based on the factors described above, including the analysis and input of the consultant, that its best estimate of the aggregate liability both for asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted, including an estimate for defense costs, was $828.2 million and $879.3 million as of December 31, 2017 and December 31, 2016, respectively. This liability reflects the actuarial central estimate, which is intended to represent an expected value of the most probable outcome. As of December 31, 2017 and 2016, the Company estimates that its aggregate liability for such claims, including estimated defense costs, is as follows:

(millions of dollars)	2017	2016
Beginning Asbestos Liability as of January 1	$879.3	$969.8
Actuarial revaluation	—	(45.5)
Indemnity and Defense Related Costs	(51.1)	(45.0)
Ending Asbestos Liability as of December 31	$828.2	$879.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2017, the Company with the assistance of local counsel and external actuary reviewed the Company's claims experience against external data sources and concluded no actuarial valuation adjustment to the liability in 2017 was necessary. During the year ended December 31, 2016, the Company recorded a decrease to its asbestos-related liabilities of $45.5 million as a result of actuarial valuation changes. This decrease was the result of lower future indemnity values resulting from changes in the Company's defense strategy in recent years and docket control measures which were implemented in a significant jurisdiction in 2016. During the year ended December 31, 2015, the Company recorded an increase to its asbestos-related liability of $64.8 million as a result of actuarial valuation changes. The increase was a result of updates in 2015 to the anticipated levels of unique plaintiff asbestos-related claims asserted in the U.S. tort system against all defendants as determined by the actuary, the increase in the Company's claims activity and changes in the mix of disease types in new claims received in 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 31, 2018, the Division of Enforcement of the SEC has informed the Company that it is conducting an investigation related to the Company's accounting for its unasserted asbestos-related claims. The Company is fully cooperating with the SEC in connection with its investigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, compensation cost for future service that the Company has not yet recognized. Options are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options. The dilutive effects of performance-based stock awards described in the Stock Based Compensation footnote are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions except per share amounts)	2017	2016	2015
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$439.9	$595.0	$577.2
Weighted average shares of common stock outstanding	210.429	214.374	224.414
Basic earnings per share of common stock	$2.09	$2.78	$2.57

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$439.9	$595.0	$577.2

Weighted average shares of common stock outstanding	210.429	214.374	224.414
Effect of stock-based compensation	1.119	0.954	1.234
Weighted average shares of common stock outstanding including dilutive shares	211.548	215.328	225.648
Diluted earnings per share of common stock	$2.08	$2.76	$2.56

NOTE 18	RECENT TRANSACTIONS

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

Divgi-Warner Private Limited

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

2017 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$6,009.0	$52.5	$6,061.5	$4,732.9	$218.8	$305.5
Drivetrain	3,790.3	—	3,790.3	3,903.8	160.9	241.6
Inter-segment eliminations	—	(52.5)	(52.5)	—	—	—
Total	9,799.3	—	9,799.3	8,636.7	379.7	547.1
Corporate (c)	—	—	—	1,150.9	28.1	12.9
Consolidated	$9,799.3	$—	$9,799.3	$9,787.6	$407.8	$560.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$5,547.3	$42.8	$5,590.1	$4,134.6	$211.9	$298.7
Drivetrain	3,523.7	—	3,523.7	3,212.4	154.5	182.8
Inter-segment eliminations	—	(42.8)	(42.8)	—	—	—
Total	9,071.0	—	9,071.0	7,347.0	366.4	481.5
Corporate (c)	—	—	—	1,487.7	25.0	19.1
Consolidated	$9,071.0	$—	$9,071.0	$8,834.7	$391.4	$500.6

2015 Segment information
	Net sales			Year-end assets (restated) (a)	Depreciation/ amortization	Long-lived asset expenditures (b)
(millions of dollars)	Customers	Inter-segment	Net
Engine	$5,466.5	$33.5	$5,500.0	$4,017.8	$200.2	$332.4
Drivetrain	2,556.7	—	2,556.7	3,685.1	97.0	221.8
Inter-segment eliminations	—	(33.5)	(33.5)	—	—	—
Total	8,023.2	—	8,023.2	7,702.9	297.2	554.2
Corporate (c)	—	—	—	1,507.6	23.0	23.1
Consolidated	$8,023.2	$—	$8,023.2	$9,210.5	$320.2	$577.3
_______________
(a) Certain amounts have been restated to reflect the corrections discussed in Note 1 to the Consolidated Financial Statements.
(b) Corporate assets include investments and other long-term receivables and deferred income taxes.
(c) Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adjusted earnings before interest, income taxes and noncontrolling interest ("Adjusted EBIT")

	Year Ended December 31,
	2017	2016	2015
(millions of dollars)		(restated) (a)	(restated) (a)
Engine	$995.7	$947.3	$913.9
Drivetrain	449.8	364.5	304.6
Adjusted EBIT	1,445.5	1,311.8	1,218.5
Asset impairment and loss on divestiture	71.0	127.1	—
Restructuring expense	58.5	26.9	65.7
Merger and acquisition expense	10.0	23.7	21.8
Lease termination settlement	5.3	—	—
Other expense, net	2.1	—	—
Asbestos-related adjustments	—	(48.6)	51.4
Intangible asset impairment	—	12.6	—
Contract expiration gain	—	(6.2)	—
Pension settlement loss	—	—	25.7
Gain on previously held equity interest	—	—	(10.8)
Corporate, including equity in affiliates' earnings and stock-based compensation	170.3	155.3	136.4
Interest income	(5.8)	(6.3)	(7.5)
Interest expense and finance charges	70.5	84.6	60.4
Earnings before income taxes and noncontrolling interest	1,063.6	942.7	875.4
Provision for income taxes	580.3	306.0	261.5
Net earnings	483.3	636.7	613.9
Net earnings attributable to the noncontrolling interest, net of tax	43.4	41.7	36.7
Net earnings attributable to BorgWarner Inc.	$439.9	$595.0	$577.2
_________________

(a)	Certain amounts have been restated to reflect the corrections discussed in Note 1 to the Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21 INTERIM FINANCIAL INFORMATION (Unaudited)

The following table presents summary quarterly financial data:

(millions of dollars, except per share amounts)	2017					2016
Quarter ended	Mar-31	Jun-30	Sep-30	Dec-31	Year	Mar-31	Jun-30	Sep-30	Dec-31	Year
								(restated) (a)	(restated) (a)	(restated) (a)
Net sales	$2,407.0	$2,389.7	$2,416.2	$2,586.4	$9,799.3	$2,268.6	$2,329.2	$2,214.2	$2,259.0	$9,071.0
Cost of sales	1,889.7	1,875.5	1,893.5	2,020.5	7,679.2	1,804.3	1,832.5	1,743.1	1,758.0	7,137.9
Gross profit	517.3	514.2	522.7	565.9	2,120.1	464.3	496.7	471.1	501.0	1,933.1
Selling, general and administrative expenses	218.8	215.0	224.8	239.9	898.5	188.4	202.3	209.7	217.1	817.5
Other expense (income), net	5.8	(0.3)	22.0	117.0	144.5	11.7	25.0	109.9	(9.1)	137.5
Operating income	292.7	299.5	275.9	209.0	1,077.1	264.2	269.4	151.5	293.0	978.1
Equity in affiliates’ earnings, net of tax	(9.7)	(14.4)	(14.4)	(12.7)	(51.2)	(9.1)	(10.1)	(12.4)	(11.3)	(42.9)
Interest income	(1.5)	(1.4)	(1.3)	(1.6)	(5.8)	(1.6)	(1.5)	(1.6)	(1.6)	(6.3)
Interest expense and finance charges	18.0	18.0	17.6	16.9	70.5	21.3	21.4	22.4	19.5	84.6
Earnings before income taxes and noncontrolling interest	285.9	297.3	274.0	206.4	1,063.6	253.6	259.6	143.1	286.4	942.7
Provision (benefit) for income taxes	86.3	76.2	79.4	338.4	580.3	80.4	84.2	49.0	92.4	306.0
Net earnings (loss)	199.6	221.1	194.6	(132.0)	483.3	173.2	175.4	94.1	194.0	636.7
Net earnings attributable to the noncontrolling interest, net of tax	10.4	9.1	9.7	14.2	43.4	9.1	11.0	9.8	11.8	41.7
Net earnings (loss) attributable to BorgWarner Inc. (b)	$189.2	$212.0	$184.9	$(146.2)	$439.9	$164.1	$164.4	$84.3	$182.2	$595.0

Earnings per share — basic	$0.89	$1.01	$0.88	$(0.70)	$2.09	$0.75	$0.76	$0.40	$0.86	$2.78
Earnings per share — diluted	$0.89	$1.00	$0.88	$(0.70)	$2.08	$0.75	$0.76	$0.39	$0.86	$2.76
_______________

(a)	Certain amounts have been restated to reflect the corrections discussed in Note 1 to the Consolidated Financial Statements.
(b) The Company's results were impacted by the following:

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

•
Quarter ended December 31, 2016: The Company recorded asbestos-related adjustments resulting in a net decrease to Other Expense of $47.3 million, which was comprised of actuarial valuation changes associated with the Company's estimate for asserted and unasserted asbestos-related liabilities and a gain from cash received from insolvent insurance carriers, offset by related consulting fees. The Company recorded an intangible asset impairment loss of $12.6 million related to the Engine segment Etatech’s ECCOS intellectual technology. Additionally, the Company recorded an incremental loss on divestiture of $20.6 million related to the sale of Remy light vehicle aftermarket business. The Company also recorded merger and acquisition expense of $4.8 million primarily related to the Remy transaction. The Company recorded reduction of income tax expenses of $4.4 million related to intangible asset loss, and $4.9 million related to other one-time tax adjustments, offset by increase of income tax expenses of $17.3 million related to asbestos-related adjustments. The Company also recorded a tax expense of $4.9 million related to the sale of the Remy light vehicle aftermarket business and the reversal of the associated deferred tax balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Quarter ended September 30, 2016: The Company recorded asbestos-related adjustments of $1.2 million resulting from cash received from insolvent insurance carriers and an asset impairment expense of $106.5 million to adjust the net book value of the Remy light vehicle aftermarket business to fair value, based on the anticipated sale price. Additionally, the Company recorded restructuring expense of $1.3 million related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. The Company also recorded merger and acquisition expense of $5.9 million primarily related to the Remy transaction. The Company recorded reduction of income tax expenses of $27.6 million related to asset impairment expense, $2.4 million related to other one-time tax adjustments, $0.5 million related to restructuring expense, and $0.4 million related to a gain associated with the release of certain Remy light vehicle aftermarket liabilities due to the expiration of a customer contract, offset by increase of income tax expenses of $0.2 million related to asbestos-related adjustments.

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

•
Quarter ended March 31, 2016: The Company recorded restructuring expense of $6.4 million related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. The Company also recorded merger and acquisition expense of $5.8 million primarily related to the Remy transaction. The Company recorded reduction of income tax expenses of $1.0 million and $1.0 million associated with restructuring expense and other one-time tax adjustments.

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

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act, such as this Form 10-K/A, is collected, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal control over financial reporting as of December 31, 2017 as stated in its report included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Consideration of the effects of the restatement on internal control over financial reporting on December 31, 2016 and prior periods

In connection with the Company’s re-evaluation of its accounting for unasserted asbestos-related claims, management identified control deficiencies that existed in 2016 and prior periods relating to the Company's ability to make and properly record a reasonable estimation of asbestos-related claims that have not yet been asserted and their associated costs during those periods. Specifically, the Company did not design and maintain effective controls related to the recording of probable losses from asbestos claims, including determining if reasonable estimates of such claims and costs could be made and whether such estimates should be recorded as a change in accounting estimate or a correction of an error in previous financial statements. These control deficiencies resulted in a restatement of the annual and interim periods of 2016 and annual period of 2015. Additionally, these control deficiencies constituted a material weakness in internal control over financial reporting as of December 31, 2016 that could have resulted in additional misstatements of the asbestos insurance assets, short term and long term asbestos-related liabilities and other expense accounts that would have resulted in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

During 2016, the Company made enhancements to its analytical and review controls for the estimation of probable losses for asbestos claims designed to ensure the financial statements and related disclosures are in accordance with US GAAP. These enhancements included the following:

•
additional procedures for the preparation and review of detailed quantitative analysis of trends in the Company's claims data for recent years that supplemented the largely-qualitative analysis that had been performed by the Company in prior periods;

•	establishing new procedures to compare the Company's claims experience to external data points; and

•
retaining an actuarial consultant to prepare an estimate of the Company’s asbestos-related liabilities for consideration by management and operating existing Company controls over the supervision and review of the actuary's work.

The enhancements the Company made to its internal control over financial reporting in 2016 resulted in a determination that a reasonable estimate of probable losses for asbestos claims could be made and enabled the development of such estimate in accordance with ASC 450. However, the material weakness in the Company's internal control over financial reporting as of December 31, 2016 resulted in the Company incorrectly recording the estimated liability for unasserted asbestos-related claims in 2016 as a change in accounting estimate rather than as a correction of an error in previous financial statements. Management has evaluated the effect of the restatement on the Company's internal control over financial reporting and has determined that the identified material weakness no longer existed subsequent to December 31, 2016 as a result of the enhancements made to the Company’s controls in 2016 and the subsequent changes in the nature and volume of amounts exposed to the deficiency. These enhancements resulted in additional information being made available to management, including improving its ability to assess whether a new estimate represents a change in estimate or correction of error. Management has not identified any other material weaknesses in prior periods or any unremediated material weaknesses as of December 31, 2017. Notwithstanding, management continues to consider opportunities to further enhance existing controls, including to respond to evolving facts and circumstances.

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

For information regarding the Company's equity compensation plans, see Item 5 “Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K/A.

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

The information required by this Section (a)(3) of Item 15 is set forth on the Exhibit Index that follows the Signatures page of this Form 10-K/A. The information required by this Section (a)(1) of Item 15 is set forth above in Item 8, Financial Statements and Supplementary Data. All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K/A.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By:	/s/ Frederic B. Lissalde
Frederic B. Lissalde
President and Chief Executive Officer
Date: September 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of September, 2018.

Signature	Title

/s/ Frederic B. Lissalde	President and Chief Executive Officer
Frederic B. Lissalde	(Principal Executive Officer) and Director

/s/ Ronald T. Hundzinski	Executive Vice President and Chief Financial Officer
Ronald T. Hundzinski	(Principal Financial Officer)

/s/ Anthony D. Hensel	Vice President and Controller
Anthony D. Hensel	(Principal Accounting Officer)

/s/ Jan Carlson
Jan Carlson	Director

/s/ Dennis C. Cuneo
Dennis C. Cuneo	Director

/s/ Roger A. Krone
Roger A. Krone	Director

/s/ Michael S. Hanley
Michael S. Hanley	Director

/s/ John R. McKernan, Jr.
John R. McKernan, Jr.	Director

/s/ Deborah D. McWhinney
Deborah D. McWhinney	Director

/s/ Paul A. Mascarenas
Paul A. Mascarenas	Director

/s/ Alexis P. Michas
Alexis P. Michas	Director and Non-Executive Chairman

/s/ Vicki L. Sato
Vicki L. Sato	Director

/s/ Thomas T. Stallkamp
Thomas T. Stallkamp	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1/4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

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