Form 10-Q
period 2019-03-31
BORGWARNER INC
filed 2019-04-25
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
YES ☐  NO ☑
As of April 19, 2019, the registrant had 207,266,453 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2019

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) (including Management's Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as "anticipates," "believes," "continues," "could," "designed," "effect," "estimates," "evaluates," "expects," "forecasts," "goal," "initiative," "intends," "outlook," "plans," "potential," "project," "pursue," "seek," "should," "target," "when," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”), are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Forward-looking statements are not guarantees of performance and the Company's actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include: our dependence on automotive and truck production, both of which are highly cyclical; our reliance on major OEM customers; commodities availability and pricing; supply disruptions; fluctuations in interest rates and foreign currency exchange rates; availability of credit; our dependence on key management; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims; future changes in laws and regulations in the countries in which we operate; and the other risks noted in reports that we file with the Securities and Exchange Commission, including Item 1A, "Risk Factors" identified in our most recently-filed Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

This section and the discussions contained in Item 1A, "Risk Factors," and in Item 7, subheading "Critical Accounting Policies" in our most recently-filed Form 10-K are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Act. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties, including without limitation those not currently known to us or that we currently believe are immaterial, also may impair our business, operations, liquidity, financial condition and prospects.

3

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

4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Cash	$494	$739
Restricted cash	23	—
Receivables, net	2,065	1,988
Inventories, net	807	781
Prepayments and other current assets	280	250
Assets held for sale	50	47
Total current assets	3,719	3,805

Property, plant and equipment, net	2,895	2,904
Investments and other long-term receivables	617	592
Goodwill	1,848	1,853
Other intangible assets, net	433	439
Other non-current assets	592	502
Total assets	$10,104	$10,095

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$164	$173
Accounts payable and accrued expenses	2,056	2,144
Income taxes payable	57	59
Liabilities held for sale	22	23
Total current liabilities	2,299	2,399

Long-term debt	1,923	1,941

Other non-current liabilities:
Asbestos-related liabilities	746	755
Retirement-related liabilities	292	298
Other	459	357
Total other non-current liabilities	1,497	1,410

Common stock	3	3
Capital in excess of par value	1,111	1,146
Retained earnings	5,461	5,336
Accumulated other comprehensive loss	(675)	(674)
Common stock held in treasury	(1,626)	(1,585)
Total BorgWarner Inc. stockholders’ equity	4,274	4,226
Noncontrolling interest	111	119
Total equity	4,385	4,345
Total liabilities and equity	$10,104	$10,095

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2019	2018
Net sales	$2,566	$2,784
Cost of sales	2,047	2,193
Gross profit	519	591

Selling, general and administrative expenses	226	253
Other expense, net	29	5
Operating income	264	333

Equity in affiliates’ earnings, net of tax	(9)	(10)
Interest income	(3)	(2)
Interest expense	14	16
Other postretirement income	—	(3)
Earnings before income taxes and noncontrolling interest	262	332

Provision for income taxes	91	95
Net earnings	171	237
Net earnings attributable to the noncontrolling interest, net of tax	11	12
Net earnings attributable to BorgWarner Inc.	$160	$225

Earnings per share — basic	$0.77	$1.07

Earnings per share — diluted	$0.77	$1.07

Weighted average shares outstanding (millions):
Basic	206.5	209.5
Diluted	207.1	210.8

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2019	2018
Net earnings attributable to BorgWarner Inc.	$160	$225

Other comprehensive income (loss)
Foreign currency translation adjustments*	(9)	65
Hedge instruments*	—	(3)
Defined benefit postretirement plans*	8	(2)
Total other comprehensive (loss) income attributable to BorgWarner Inc.	(1)	60

Comprehensive income attributable to BorgWarner Inc.*	159	285

Net earnings attributable to noncontrolling interest, net of tax	11	12
Other comprehensive income attributable to the noncontrolling interest*	1	2
Comprehensive income	$171	$299
____________________________________

*	Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2019	2018
OPERATING
Net earnings	$171	$237
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	107	109
Stock-based compensation expense	8	15
Restructuring expense, net of cash paid	7	7
Deferred income tax (benefit) provision	(2)	8
Tax reform adjustments to provision for income taxes	22	—
Equity in affiliates’ earnings, net of dividends received, and other	6	(11)
Net earnings adjusted for non-cash charges to operations	319	365
Changes in assets and liabilities:
Receivables	(95)	(187)
Inventories	(31)	(27)
Prepayments and other current assets	(23)	(14)
Accounts payable and accrued expenses	(120)	(109)
Prepaid taxes and Income taxes payable	(12)	3
Other assets and liabilities	2	4
Net cash provided by operating activities	40	35

INVESTING
Capital expenditures, including tooling outlays	(117)	(160)
Payments for business acquired	(10)	—
Proceeds from sale of business	23	—
Payments for venture capital investment	(1)	(1)
Proceeds from asset disposals and other	1	—
Net cash used in investing activities	(104)	(161)

FINANCING
Net increase in notes payable	—	118
Additions to long-term debt, net of debt issuance costs	11	12
Repayments of long-term debt, including current portion	(26)	(10)
Payments for purchase of treasury stock	(67)	(55)
Payments for stock-based compensation items	(14)	(14)
Dividends paid to BorgWarner stockholders	(35)	(36)
Dividends paid to noncontrolling stockholders	(22)	(18)
Net cash used in financing activities	(153)	(3)
Effect of exchange rate changes on cash	(5)	(6)
Net decrease in cash	(222)	(135)
Cash and restricted cash at beginning of year	739	545
Cash and restricted cash at end of period	$517	$410

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$26	$31
Income taxes, net of refunds	$68	$80
See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet as of December 31, 2018 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

(2) New Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." Under this guidance, a lease is a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lessees will be required to recognize a right-of-use asset and a lease liability for leases with a term more than 12 months, including operating leases defined under previous GAAP. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018.

The Company adopted Accounting Standards Codification ("ASC") 842 as of January 1, 2019, using the optional transition method provided in ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements." Under this method, the Company recorded an adjustment as of the effective date and did not include any retrospective adjustments to comparative periods to reflect the adoption of ASC 842. In addition, the Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, does not require the Company to reassess whether existing contracts contain leases, classification of leases identified, nor classification and treatment of initial direct costs capitalized under ASC 840. The Company also elected the practical expedients to combine the lease and non-lease components. The Company did not elect the practical expedient to apply hindsight as part of the leases evaluation. Additionally, the Company elected the practical expedient under ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842", which allows an entity to not reassess whether any existing land easements are or contain leases.

The majority of the Company’s global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses, and office buildings, while the remainder represents leases of personal property, such as vehicle leases, manufacturing and IT equipment. The Company determines whether a contract is or contains a lease at contract inception. The majority of the Company's lease arrangements are comprised of fixed payments and a limited number of these arrangements include a variable payment component based on certain index fluctuations.

Adoption of ASC 842 resulted in the recording of lease right-of-use assets ("lease assets") and lease liabilities of approximately $104 million and $103 million, respectively, as of January 1, 2019. The adoption did not impact consolidated net earnings and had no impact on cash flows.

The changes made to our Consolidated Balance Sheet as of January 1, 2019 for the adoption of ASC 842 were as follows:

(in millions)	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
Other non-current assets	$502	$104	$606
Accounts payable and accrued expenses	$2,144	$23	$2,167
Other non-current liabilities	$357	$80	$437

In February 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718)." It expands the scope of the employee share-based payments guidance, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. This guidance is effective for interim and annual periods beginning after December 15, 2018. The Company adopted this guidance as of January 1, 2019 and there was no impact to the consolidated financial statements.

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." It requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance (Subtopic 350-40). This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)." The new standard (i) requires the removal of disclosures that are no longer considered cost beneficial; (ii) clarifies specific requirements of certain disclosures; and (iii) adds new disclosure requirements, including the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and reasons for significant gains and losses related to changes in the benefit obligation. This guidance is effective for annual periods beginning after December 15, 2020 and early adoption is permitted. The Company is currently assessing the guidance and will include enhanced disclosures in the consolidated financial statements upon adoption.

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

(3) Revenue from Contracts with Customers

The Company manufactures and sells products, primarily to OEMs of light vehicles and, to a lesser extent, to other OEMs of commercial vehicles, off-highway vehicles, certain Tier One vehicle systems suppliers and into the aftermarket. Although the Company may enter into long-term supply arrangements with its major customers, the prices and volumes are not fixed over the life of the arrangements, and a contract does not exist for purposes of applying ASC 606, Revenue from Contracts with Customers, until volumes are contractually known. Revenue is recognized when performance obligations under the terms of a contract are satisfied, which generally occurs with the transfer of control of our products. For most of our products, transfer of control occurs upon shipment or delivery, however, a limited number of our customer arrangements for our highly customized products with no alternative use provide us with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $11 million at March 31, 2019 and December 31, 2018 for these arrangements. These amounts are reflected in Prepayments and other current assets in our consolidated balance sheet.
Revenue is measured at the amount of consideration we expect to receive in exchange for transferring the goods. The Company has a limited number of arrangements with customers where the price paid by the customer is dependent on the volume of product purchased over the term of the arrangement. In other limited arrangements, the Company will provide a rebate to customers based on the volume of products purchased during the course of the arrangement. The Company estimates the volumes to be sold over the term of the arrangement and recognizes revenue based on the estimated amount of consideration to be received from these arrangements. As a result of these arrangements, the Company recognized a liability of $8 million and $6 million at March 31, 2019 and December 31, 2018. These amounts are reflected in Accounts payable and accrued expenses in our consolidated balance sheet.
The Company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 90 days. We have evaluated the terms of our arrangements and determined that they do not contain significant financing components. The Company provides warranties on some of its products. Provisions for estimated expenses related to product warranty are made at the time products are sold. Refer to Note 9, "Product Warranty," to the Consolidated Financial Statements for more information. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. The Company has elected to apply the accounting policy election available under ASC 606 and accounts for shipping and handling activities as a fulfillment cost.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Accounts payable and accrued expenses and Other non-current liabilities in our consolidated balance sheet and were $12 million and $16 million at March 31, 2019 and $13 million and

$17 million at December 31, 2018, respectively. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. The Company evaluates the underlying economics of each amount of consideration payable to a customer to determine the proper accounting by understanding the reasons for the payment, the rights and obligations resulting from the payment, the nature of the promise in the contract, and other relevant facts and circumstances. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. The Company recognizes a reduction to revenue, when the products that the upfront payments are related to, are transferred to the customer based on the total amount of products expected to be sold over the term of the arrangement (generally 3 to 7 years). The Company evaluates the amounts capitalized each period end for recoverability and expenses any amounts that are no longer expected to be recovered over the term of the business arrangement. The Company had $31 million and $29 million recorded in Prepayments and other current assets, and $185 million and $187 million recorded in Other non-current assets in the consolidated balance sheet at March 31, 2019 and December 31, 2018, respectively.
The Company's business is comprised of two reporting segments: Engine and Drivetrain. Refer to Note 21, "Reporting Segments," to the Consolidated Financial Statements for more information. The following table represents a disaggregation of revenue from contracts with customers by segment and region:

	Three months ended March 31, 2019			Three months ended March 31, 2018
(In millions)	Engine	Drivetrain	Total	Engine	Drivetrain	Total
North America	$412	$445	$857	$402	$448	$850
Europe	801	227	1,028	846	291	1,137
Asia	340	303	643	422	337	759
Other	31	7	38	31	7	38
Total	$1,584	$982	$2,566	$1,701	$1,083	$2,784

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2019	2018
Gross R&D expenditures	$121	$130
Customer reimbursements	(17)	(13)
Net R&D expenditures	$104	$117

The Company has contracts with several customers at the Company's various R&D locations. None of the Company's R&D related contracts exceeded 5% of net R&D expenditures in any of the periods presented.

(5) Other Expense, net

Items included in other expense, net consist of:

	Three Months Ended March 31,
(in millions)	2019	2018
Restructuring expense	$14	$8
Merger, acquisition and divestiture expense	1	2
Other expense (income)	14	(5)
Other expense, net	$29	$5

During the three months ended March 31, 2019 and 2018, the Company recorded restructuring expense of $14 million and $8 million, respectively. This restructuring expense primarily relates to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. Refer to Note 19, "Restructuring," to the Condensed Consolidated Financial Statements for more information.

During the three months ended March 31, 2019 and 2018, the Company recorded $1 million and $2 million, respectively, of merger, acquisition and divestiture expense primarily related to professional fees associated with divestiture activities for the non-core pipe and thermostat product lines. Refer to Note 23, "Assets and Liabilities Held For Sale," to the Condensed Consolidated Financial Statements for more information.

During the three months ended March 31, 2019, the Company recorded $14 million of expense related to the receipt of a final unfavorable arbitration decision associated with the resolution of a matter related to a previous acquisition.

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

At March 31, 2019, the Company's effective tax rate for the first three months was 34.7%. This rate includes reductions of income tax expenses of $3 million related to restructuring expense and $5 million related to other one-time adjustments. This rate also includes an increase in income tax expense of $22 million due to the U.S. Department of the Treasury's issuance of the final regulations in the first quarter of 2019 related to the calculation of the one-time transition tax.

At March 31, 2018, the Company's effective tax rate for the first three months was 28.6%. This rate includes income tax expense of $1 million related to a commercial settlement gain and reductions of income tax expense of $1 million associated with restructuring expense, and merger and acquisition expense.

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

(7) Inventories, net

Certain U.S. inventories are measured by the last-in, first-out (“LIFO”) method at the lower of cost or market, while other U.S. and foreign operations use the first-in, first-out (“FIFO”) or average-cost methods at the lower of cost and net realizable value. Inventories consisted of the following:

	March 31,	December 31,
(in millions)	2019	2018
Raw material and supplies	$496	$485
Work in progress	116	114
Finished goods	213	199
FIFO inventories	825	798
LIFO reserve	(18)	(17)
Inventories, net	$807	$781

(8) Property, Plant and Equipment, net

	March 31,	December 31,
(in millions)	2019	2018
Land, land use rights and buildings	$879	$871
Machinery and equipment	2,889	2,851
Finance lease assets	2	2
Construction in progress	395	426
Total property, plant and equipment, gross	4,165	4,150
Less: accumulated depreciation	(1,500)	(1,473)
Property, plant and equipment, net, excluding tooling	2,665	2,677
Tooling, net of amortization	230	227
Property, plant and equipment, net	$2,895	$2,904

As of March 31, 2019 and December 31, 2018, accounts payable of $84 million and $104 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the three months ended March 31, 2019 and 2018 were $5 million and $6 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2019	2018
Beginning balance, January 1	$103	$112
Provisions for current period sales	15	13
Adjustments of prior estimates	7	1
Payments	(18)	(10)
Translation adjustment	—	2
Ending balance, March 31	$107	$118

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(in millions)	2019	2018
Accounts payable and accrued expenses	$61	$56
Other non-current liabilities	46	47
Total product warranty liability	$107	$103

(10) Notes Payable and Long-Term Debt

As of March 31, 2019 and December 31, 2018, the Company had short-term and long-term debt outstanding as follows:

	March 31,	December 31,
(in millions)	2019	2018
Short-term debt
Short-term borrowings	$24	$33

Long-term debt
8.00% Senior notes due 10/01/19 ($134 million par value)	135	135
4.625% Senior notes due 09/15/20 ($250 million par value)	251	251
1.80% Senior notes due 11/7/22 (€500 million par value)	558	570
3.375% Senior notes due 03/15/25 ($500 million par value)	497	497
7.125% Senior notes due 02/15/29 ($121 million par value)	119	119
4.375% Senior notes due 03/15/45 ($500 million par value)	494	494
Term loan facilities and other	9	15
Total long-term debt	2,063	2,081
Less: current portion	140	140
Long-term debt, net of current portion	$1,923	$1,941

In July 2016, the Company terminated interest rate swaps which had the effect of converting $384 million of fixed rate notes to variable rates. The gain on the termination was recorded as an increase to the notes and is being amortized as a reduction to interest expense over the remaining terms of the notes. The unamortized gain related to these swap terminations as of March 31, 2019 and December 31, 2018 was $2 million on the 4.625% notes.

The Company terminated fixed to floating interest rate swaps in 2009. The gain on the termination was recorded as an increase to the notes and is being amortized as a reduction to interest expense over the remaining term of the notes. The unamortized gain related to this swap termination at March 31, 2019 and December 31, 2018 was $1 million on the 8.00% notes.

The weighted average interest rate on short-term borrowings outstanding as of March 31, 2019 and December 31, 2018 was 2.8% and 4.3%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of March 31, 2019 and December 31, 2018 was 3.4%.

The Company has a $1.2 billion multi-currency revolving credit facility, which includes a feature that allows the Company's borrowings to be increased to $1.5 billion. The facility provides for borrowings through June 29, 2022. The Company has one key financial covenant as part of the credit agreement which is a debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA ") ratio. The Company was in compliance with the financial covenant at March 31, 2019. At March 31, 2019 and December 31, 2018, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1.2 billion. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2019 and December 31, 2018.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1.2 billion.

As of March 31, 2019 and December 31, 2018, the estimated fair values of the Company’s senior unsecured notes totaled $2,071 million and $2,058 million, respectively. The estimated fair values were $17 million more than their carrying value at March 31, 2019 and $8 million less than their carrying value at December 31, 2018. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $40 million and $43 million at March 31, 2019 and December 31, 2018, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

		Basis of fair value measurements
(in millions)	Balance at March 31, 2019	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$3	$—	$3	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$34	$—	$34	$—	C
Net investment hedge contracts	$21	$—	$21	$—	A
Liabilities:
Foreign currency contracts	$4	$—	$4	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2018	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$3	$—	$3	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$34	$—	$34	$—	C
Net investment hedge contracts	$12	$—	$12	$—	A
Liabilities:
Foreign currency contracts	$2	$—	$2	$—	A

(12) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2019 and December 31, 2018, the Company had no derivative contracts that contained credit risk related contingent features.

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At March 31, 2019 and December 31, 2018, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged March 31, 2019	Volume hedged December 31, 2018	Units of measure	Duration
Copper	188	257	Metric Tons	Dec - 19

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At March 31, 2019 and December 31, 2018, the Company had no outstanding interest rate swaps.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with our net investment in certain foreign operations (net investment hedges). The Company has also designated its Euro denominated debt as a net investment hedge of the Company's investment in a European subsidiary. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At March 31, 2019 and December 31, 2018, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency March 31, 2019	Notional in traded currency December 31, 2018	Ending Duration
Brazilian real	Euro	2	4	Jun - 19
Brazilian real	US dollar	3	5	Jun - 19
Chinese renminbi	US dollar	17	—	Dec - 19
Euro	Chinese renminbi	39	—	Dec - 19
Euro	British pound	10	7	Dec - 19
Euro	Swedish krona	540	540	Jun - 19
Euro	US dollar	10	19	Dec - 19
Japanese yen	Chinese renminbi	66	89	Dec - 19
Japanese yen	Korean won	4,243	5,785	Dec - 19
Japanese yen	US dollar	2	3	Dec - 19
Korean won	Euro	5	6	Dec - 19
Korean won	Japanese yen	186	266	Dec - 19
Korean won	US dollar	30	7	Dec - 19
Swedish krona	Euro	44	56	Jan - 20
US dollar	Euro	14	—	Jan - 20
US dollar	Mexican peso	445	575	Dec - 19

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At March 31, 2019 and December 31, 2018, the following cross-currency swap contracts were outstanding:

	Cross-Currency Swaps
(in millions)	Notional in USD	Notional in Local Currency	Duration
Fixed $ to fixed €	$250	€206	Sep - 20
Fixed $ to fixed ¥	$100	¥10,978	Feb - 23

At March 31, 2019 and December 31, 2018, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under Topic 815:	Location	March 31, 2019	December 31, 2018	Location	March 31, 2019	December 31, 2018
Foreign currency	Prepayments and other current assets	$3	$2	Accounts payable and accrued expenses	$3	$2
Net investment hedges	Other non-current assets	$21	$12	Other non-current liabilities	$—	$—
Derivatives not designated as hedging instruments
Foreign currency	Prepayments and other current assets	$—	$1	Accounts payable and accrued expenses	$1	$—

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2019 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2019	December 31, 2018
Net investment hedges:
Foreign currency	$4	$4	$—
Cross-currency swaps	21	12	—
Foreign currency denominated debt	(18)	(30)	—
Total	$7	$(14)	$—

Derivative instruments designated as cash flow hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended March 31, 2019
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$2,566	$2,047	$226	$(1)

Gain (loss) on cash flow hedging relationships:

Foreign currency
Gain (loss) reclassified from AOCI to income	$(1)	$—	$1	$—

	Three Months Ended March 31, 2018
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$2,784	$2,193	$253	$60

Gain (loss) on cash flow hedging relationships:

Foreign currency
Gain (loss) recognized in other comprehensive income	$—	$—	$—	$(6)
Gain (loss) reclassified from AOCI to income	$—	$(1)	$—	$—

There were no gains and (losses) recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges.

Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income during the periods presented below.

(in millions)	Three months ended
Net investment hedges	March 31, 2019	March 31, 2018
Cross-currency swaps	$9	$(7)
Foreign currency denominated debt	$12	$(16)

Derivatives designated as net investment hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains and (losses) recorded in Interest expense and finance charges on components excluded from the assessment of effectiveness:

(in millions)	Three months ended
Net investment hedges	March 31, 2019	March 31, 2018
Cross-currency swaps	$3	$1

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

(13) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2019 range from $15 million to $25 million, of which $3 million has been contributed through the first three months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2019		2018
Three Months Ended March 31,	US	Non-US	US	Non-US	2019	2018
Service cost	$—	$5	$—	$5	$—	$—
Interest cost	2	3	2	3	1	1
Expected return on plan assets	(3)	(5)	(3)	(7)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(1)
Amortization of unrecognized loss	1	2	1	2	—	—
Net periodic benefit cost (income)	$—	$5	$—	$3	$—	$—

The components of net periodic benefit cost other than the service cost component are included in Other postretirement income in the Condensed Consolidated Statements of Operations.

(14) Stock-Based Compensation

The Company has granted restricted common stock and restricted stock units (collectively, "restricted stock") and performance share units as long-term incentive awards to employees and non-employee directors under the BorgWarner Inc. 2014 Stock Incentive Plan, as amended ("2014 Plan") and the BorgWarner Inc. 2018 Stock Incentive Plan ("2018 Plan"). The Company's Board of Directors adopted the 2018 Plan as a replacement to the 2014 Plan in February 2018, and the Company's stockholders approved the 2018 Plan at the annual meeting of stockholders on April 25, 2018. After stockholders approved the 2018 Plan, the Company could no longer make grants under the 2014 Plan. The shares that were available for issuance under the 2014 Plan were cancelled upon approval of the 2018 Plan. The 2018 Plan authorizes the issuance of a total of 7 million shares, of which approximately 6 million shares were available for future issuance as of March 31, 2019.

Restricted stock In the first three months of 2019, the Company granted restricted stock in the amount of 930,338 shares to employees. Restricted stock granted to employees generally vests 50% after two years and the remainder after three years on the last day of the month from the original month of the grant. Restricted stock granted to non-employee directors generally vests on the first anniversary of the date of grant. The Company recognizes the value of the restricted stock, which is equal to the market value of the Company’s common stock on the date of grant, as compensation expense ratably over the restricted stock's vesting period. As of March 31, 2019, the Company had $57 million of unrecognized compensation expense that will be recognized over a weighted average period of 2.3 years. The Company recorded restricted stock compensation expense of $7 million for both three months ended March 31, 2019 and 2018.

A summary of the Company’s nonvested restricted stock for the three months ended March 31, 2019 is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2018	1,516	$42.97
Granted	930	$41.92
Vested	(665)	$35.94
Forfeited	(6)	$45.41
Nonvested at March 31, 2019	1,775	$44.77

Total Stockholder Return Performance Share Units The Company grants performance share units to members of senior management that vest at the end of three-year periods based on the Company's total stockholder return relative to a peer group of companies. The Company recorded compensation expense of $3 million and $2 million for the three months ended March 31, 2019 and 2018, respectively.

A summary of the status of the Company’s nonvested total stockholder return performance share units for the three months ended March 31, 2019 is as follows:

	Number of shares (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2018	297	$60.35
Granted	190	$51.52
Forfeited	(9)	$55.30
Nonvested at March 31, 2019	478	$56.93

Relative Revenue Growth Performance Share Units The Company also grants performance share units to members of senior management that vest based on the Company's revenue growth relative to the vehicle market over three-year performance periods. The Company recorded a reduction in compensation expense of $1 million and compensation expense of $7 million for the three months ended March 31, 2019 and 2018, respectively.

A summary of the status of the Company’s nonvested relative revenue growth performance share units for the three months ended March 31, 2019 is as follows:

	Number of shares (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2018	297	$47.03
Granted	190	$41.90
Forfeited	(9)	$44.12
Nonvested at March 31, 2019	478	$45.04

In 2018, the Company modified the vesting provisions of restricted stock and performance share unit grants made to certain retiring executive officers to allow certain of the outstanding awards, that otherwise would have been forfeited, to vest upon retirement. This resulted in net restricted stock and performance share unit compensation expense of $2 million in the three months ended March 31, 2019.

(15) Stockholder's Equity

The changes of the Stockholder's Equity items during the three months ended March 31, 2019 and 2018, are as follows:

	BorgWarner Inc. stockholder's equity
(in millions of dollars)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2018	$3	$1,146	$(1,585)	$5,336	$(674)	$119
Dividends declared ($0.17 per share) *	—	—	—	(35)	—	(20)
Net issuance for executive stock plan	—	(10)	7	—	—	—
Net issuance of restricted stock	—	(25)	21	—	—	—
Purchase of treasury stock	—	—	(69)	—	—	—
Net earnings	—	—	—	160	—	11
Other comprehensive loss	—	—	—	—	(1)	1
Balance, March 31, 2019	$3	$1,111	$(1,626)	$5,461	$(675)	$111

	BorgWarner Inc. stockholder's equity
(in millions of dollars)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2017	$3	$1,118	$(1,445)	$4,531	$(490)	$109
Dividends declared ($0.17 per share) *	—	—	—	(36)	—	(18)
Net issuance for executive stock plan	—	(1)	4	—	—	—
Net issuance of restricted stock	—	(15)	12	—	—	—
Purchase of treasury stock	—	—	(57)	—	—	—
Adoption of accounting standards	—	—	—	16	(14)	—
Net earnings	—	—	—	225	—	12
Other comprehensive income (loss)	—	—	—	—	60	2
Balance, March 31, 2018	$3	$1,102	$(1,486)	$4,736	$(444)	$105

____________________________________
* The dividends declared relate to BorgWarner common stock.

(16) Accumulated Other Comprehensive Loss

The following tables summarize the activity within accumulated other comprehensive loss during the three months ended March 31, 2019 and 2018:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, December 31, 2018	$(441)	$—	$(235)	$2	$(674)
Comprehensive (loss) income before reclassifications	(5)	—	3	—	(2)
Income taxes associated with comprehensive income (loss) before reclassifications	(4)	—	3	—	(1)
Reclassification from accumulated other comprehensive loss	—	—	3	—	3
Income taxes reclassified into net earnings	—	—	(1)	—	(1)
Ending balance, March 31, 2019	$(450)	$—	$(227)	$2	$(675)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning balance, December 31, 2017	$(294)	$(1)	$(198)	$3	$(490)
Adoption of accounting standards	—	—	(14)	—	(14)
Comprehensive income (loss) before reclassifications	62	(5)	(4)	—	53
Income taxes associated with comprehensive income (loss) before reclassifications	3	1	1	—	5
Reclassification from accumulated other comprehensive loss	—	1	2	—	3
Income taxes reclassified into net earnings	—	—	(1)	—	(1)
Ending balance, March 31, 2018	$(229)	$(4)	$(214)	$3	$(444)

(17) Leases

The majority of the Company's global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses, and office buildings, while the remainder represents leases of personal property, such as vehicle leases, manufacturing and IT equipment. Most of the leases are operating leases with options to renew, with renewal terms that can extend the lease term from 1 to 5 years. The option to renew is included in the lease term if it is reasonably certain that the Company will exercise that option. Certain leases also include options to terminate or purchase the leased asset. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. The amount recognized in lease assets and liabilities for lease arrangements that include an option for renewal or early termination that is reasonably certain of being exercised is immaterial. Our lease agreements do not contain any material residual value guarantee or material restrictive covenants. The Company's policy is to account for the lease and non-lease components as a single lease component for all asset classes.

ASC 842 requires that the rate implicit in the lease be used if readily determinable. Generally, implicit rates are not readily determinable in our contracts and the incremental borrowing rate is used for each lease arrangement. The incremental borrowing rates are determined using rates specific to the term of the lease, economic environments where lease activity is concentrated, value of lease portfolio, and assuming full collateralization of the loans.

All leases with an initial term of 12 months or less that do not include an option to extend or purchase the underlying asset that the Company is reasonably certain to exercise ("short-term leases") are not recorded on the consolidated balance sheet and lease expense is recognized on a straight-line basis over the lease term. The short-term lease cost for the three months ended March 31, 2019 is less than $1 million and the total remaining payments for short-term leases as of March 31, 2019 are less than $1 million.

The following table presents the operating lease assets and lease liabilities as of March 31, 2019:

Leases (in millions)	Consolidated Balance Sheet Classification	March 31, 2019
Assets
Operating lease assets	Other non-current assets	$98
Total operating lease assets		$98

Liabilities
Current
Operating lease liabilities	Accounts payable and accrued expenses	$23
Noncurrent
Operating lease liabilities	Other non-current liabilities	74
Total operating lease liabilities		$97

The Company had less than $1 million of finance lease assets recorded in Property, plant and equipment, net, and less than $1 million of finance lease liabilities recorded in Long-term debt in the consolidated balance sheet at March 31, 2019.

In the three months ended March 31, 2019, the Company recorded operating lease cost of $7 million, reflected in Selling, general and administrative expenses in the consolidated statement of operations. The finance lease cost including amortization of leased assets and interest on lease liabilities was less than $1 million in the three months ended March 31, 2019. Variable costs for the three months ended March 31, 2019 are immaterial, and the Company does not have sublease income or gains/losses on sale leaseback transactions.

Maturity of Lease Liabilities (undiscounted) as of March 31, 2019 (millions of dollars)	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$18
2020	20
2021	15
2022	12
2023	8
After 2023	37
Total lease payments	$110
Less: Imputed interest	13
Present value of lease liabilities	$97

Total finance lease payments for each annual period from 2019 (excluding the three months ended March 31, 2019) to 2023 and years after 2023 are less than $1 million.

Total rent expense was $10 million for the three months ended March 31, 2018. Future minimum operating lease payments at December 31, 2018 were as follows:

(millions of dollars)
2019	$24
2020	21
2021	15
2022	13
2023	10
After 2023	38
Total minimum lease payments	$121

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	8
Finance leases	2
Weighted-average discount rate
Operating leases	2.7%
Finance leases	3.1%

Other Information	Three Months Ended
(In millions)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6

Cash paid for finance leases included in operating and financing cash flows for three months ended March 31, 2019 is less than $1 million. Non-cash transactions related to lease liabilities arising from obtaining lease assets and modification or reassessment events are immaterial for the three months ended March 31, 2019.

As of March 31, 2019, the operating and finance leases that the Company signed but have not yet commenced are immaterial.

(18)  Contingencies

The Company's environmental and product liability contingencies are discussed separately below. In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company's management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company's results of operations, financial position or cash flows, although it could be material to the results of operations in a particular quarter.

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

The Company has an accrual for environmental liabilities of $9 million as of March 31, 2019 and December 31, 2018. This accrual is based on information available to the Company (which in most cases includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives).

Asbestos-related Liability

Like many other industrial companies that have historically operated in the United States, the Company, or parties that the Company is obligated to indemnify, continues to be named as one of many defendants in asbestos-related personal injury actions. The Company vigorously defends against these claims, and has been successful in obtaining the dismissal of the majority of the claims asserted against it without any payment. Due to the nature of the fibers used in certain types of automotive products, the encapsulation of the asbestos, and the manner of the products’ use, the Company believes that these products were and are highly unlikely to cause harm.  Furthermore, the useful life of nearly all of these products expired many years ago. The Company likewise expects that no payment on these claims will be made by the Company or its insurance carriers in the vast majority of current and future asbestos-related claims.

The Company’s asbestos-related claims activity during the three months ended March 31, 2019 and 2018 is as follows:

	2019	2018
Beginning Claims January 1	8,598	9,225
New Claims Received	529	503
Dismissed Claims	(310)	(462)
Settled Claims	(89)	(106)
Ending Claims March 31	8,728	9,160

Through March 31, 2019 and December 31, 2018, the Company incurred $584 million and $574 million, respectively, in asbestos-related claim resolution costs (including settlement payments and judgments) and associated defense costs. During the three months ended March 31, 2019 and 2018, the Company paid $11 million and $15 million, respectively, in asbestos-related claim resolution costs and associated defense costs. These gross payments are before tax benefits and any potential insurance receipts. Asbestos-related claim resolution costs and associated defense costs are reflected in the Company's operating cash flows.

The Company reviews, on an ongoing basis, its own experience in handling asbestos-related claims and trends affecting asbestos-related claims in the U.S. tort system generally, for the purposes of assessing the value of pending asbestos-related claims and the number and value of those that may be asserted in the future, as well as potential recoveries from the Company’s insurance carriers with respect to such claims and defense costs. The Company has accrued estimated amounts in its consolidated financial statements on account of asbestos-related claims that have been asserted but not yet resolved and for claims that have not yet been asserted. The Company's estimate of asbestos-related claim resolution costs and associated defense costs is not discounted to present value and includes an estimate of liability for potential future claims not yet asserted through December 31, 2064 with a runoff through 2074. The Company currently believes that December 31, 2074 is a reasonable assumption as to the last date on which it is likely to have resolved all asbestos-related claims, based on the nature and useful life of the Company’s products and the likelihood of incidence of asbestos-related disease in the U.S. population generally. As of March 31, 2019 and March 31, 2018, the Company’s reasonable best estimate of the aggregate liability for both asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted, including estimated defense costs, is as follows:

(in millions)	2019	2018
Beginning asbestos liability as of January 1	$805	$828
Claim resolution costs and associated defense costs	(10)	(15)
Ending asbestos liability as of March 31	$795	$813

The Company’s estimate of the claim resolution costs and associated defense costs for asbestos-related claims asserted but not yet resolved and potential claims not yet asserted is its reasonable best estimate of such costs. Such estimate is subject to numerous uncertainties. These include future legislative or judicial changes affecting the U.S. tort system, bankruptcy proceedings involving one or more co-defendants, the impact and timing of payments from bankruptcy trusts that currently exist and those that may exist in the future, disease emergence and associated claim filings, the impact of future settlements or significant judgments, changes in the medical condition of claimants, changes in the treatment of asbestos-related disease, and any changes in settlement or defense strategies. The balances recorded for asbestos-related claims are based on the best available information and assumptions that the Company believes are reasonable, including as to the number of future claims that may be asserted, the percentage of claims that may result in a payment, the average cost to resolve such claims, and potential defense costs. The Company has concluded that it is reasonably possible that it may incur additional losses through 2074 for asbestos-related claims, in addition to amounts recorded, of up to approximately $100 million as of March 31, 2019 and December 31, 2018. The various assumptions utilized in arriving at the Company’s estimate may also change over time, and the Company’s actual liability for asbestos-related claims asserted but not yet resolved and those not yet asserted may be higher or lower than the Company’s estimate as a result of such changes.

The Company has certain insurance coverage applicable to asbestos-related claims including primary insurance and excess insurance coverage.  Prior to June 2004, claim resolution costs and defense costs associated with all asbestos-related claims were paid by the Company's primary layer insurance carriers under a series of interim funding arrangements. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies against the Company and certain of its historical general liability insurance carriers. The Cook County court has issued a number of interim rulings and discovery is continuing in this proceeding. The Company is vigorously pursuing the litigation against all insurance carriers that continue to be parties to it, which currently includes excess insurance carriers, as well as pursuing settlement discussions with its insurance carriers where appropriate. The Company has entered into settlement agreements with certain of its insurance carriers, resolving such insurance carriers’ coverage disputes through the insurance carriers’ agreement to pay specified amounts to the Company, either immediately or over a specified period. Through March 31, 2019 and December 31, 2018, the Company received $271 million in cash and notes from insurance carriers on account of asbestos-related claim resolution costs and associated defense costs.

As of March 31, 2019 and December 31, 2018, the Company estimates that it has $386 million in aggregate insurance coverage available with respect to asbestos-related claims, and their associated defense costs. The Company has recorded this insurance coverage as a long-term receivable for asbestos-related claim resolution costs and associated defense costs that have been incurred, less cash and notes received, and remaining limits as a deferred insurance asset with respect to liabilities recorded for potential future costs for asbestos-related claims. The Company has determined the amount of that estimate by taking into account the remaining limits of the insurance coverage, the number and amount of potential claims from co-insured parties, potential remaining recoveries from insolvent insurance carriers, the impact of previous insurance settlements, and coverage available from solvent insurance carriers not party to the coverage litigation. The Company’s estimated remaining insurance coverage relating to asbestos-related claims and their associated defense costs is the subject of disputes with its insurance carriers, substantially all of which are being adjudicated in the Cook County insurance litigation. The Company believes that its insurance receivable is probable of collection notwithstanding those disputes based on, among other things, the arguments made by the insurance carriers in the Cook County litigation and evaluation of those arguments by the Company and its counsel, the case law applicable to the issues in dispute, the rulings to date by the Cook County court, the absence of any credible evidence alleged by the insurance carriers that they are not liable to indemnify the Company, and the fact that the Company has recovered a substantial portion of its insurance coverage, $271 million, through March 31, 2019, from its insurance carriers under similar policies. However, the resolution of the insurance coverage disputes, and the number and amount of claims on our insurance from co-insured parties, may increase or decrease the amount of such insurance coverage available to the Company as compared to the Company’s estimate.

The amounts recorded in the Condensed Consolidated Balance Sheets respecting asbestos-related claims are as follows:

	March 31,	December 31,
(in millions)	2019	2018
Assets:
Other long-term asbestos-related insurance receivables	$313	$303
Deferred asbestos-related insurance asset	$73	$83
Total insurance assets	$386	$386
Liabilities:
Accounts payable and accrued expenses	$49	$50
Other non-current liabilities	746	755
Total accrued liabilities	$795	$805

On July 31, 2018, the Division of Enforcement of the Securities and Exchange Commission ("SEC") informed the Company that it is conducting an investigation related to the Company's accounting for asbestos-related claims not yet asserted. The Company is fully cooperating with the SEC in connection with its investigation.

(19) Restructuring

In the third quarter of 2017, the Company initiated actions within its Engine segment designed to improve future profitability and competitiveness and started exploring strategic options for the non-core product lines. As a continuation of these actions, the Company recorded restructuring expense of $7 million and $5 million during the three months ended March 31, 2019 and 2018, respectively, primarily related to professional fees and employee termination benefits. Additionally, in the first quarter of 2019, the Company initiated a separate voluntary termination program in the Engine segment and recorded restructuring expense of $4 million in the three months ended March 31, 2019. The Company will continue its plan to improve the future profitability and competitiveness of its business in the Engine segment. These actions may result in the recognition of additional restructuring charges that could be material.

Additionally, the Company recorded restructuring expense of $2 million in the three months ended March 31, 2018 in the Drivetrain segment primarily related to manufacturing footprint rationalization activities.

The Company recorded restructuring expense of $3 million in the three months ended March 31, 2019 related to Corporate restructuring activities.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

The following tables display a rollforward of the severance accruals recorded within the Company's Condensed Consolidated Balance Sheet and the related cash flow activity for the three months ended March 31, 2019 and 2018:

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2018	$4	$21	$25
Provision	—	7	7
Cash payments	—	(20)	(20)
Balance at March 31, 2019	$4	$8	$12

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2017	$4	$1	$5
Provision	1	1	2
Cash payments	(1)	(1)	(2)
Translation adjustment	1	—	1
Balance at March 31, 2018	$5	$1	$6

(20) Earnings Per Share

The Company presents both basic and diluted earnings per share of common stock (“EPS”). Basic EPS is calculated by dividing net earnings attributable to the Company by the weighted average shares of common stock outstanding during the reporting period. Diluted EPS is calculated by dividing net earnings attributable to the Company by the weighted average shares of common stock and common equivalent stock outstanding during the reporting period.

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards described in the Note 14, "Stock-Based Compensation," to the Consolidated Financial Statements are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$160	$225
Weighted average shares of common stock outstanding	206.5	209.5
Basic earnings per share of common stock	$0.77	$1.07

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$160	$225

Weighted average shares of common stock outstanding	206.5	209.5
Effect of stock-based compensation	0.6	1.3
Weighted average shares of common stock outstanding including dilutive shares	207.1	210.8
Diluted earnings per share of common stock	$0.77	$1.07

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share:	0.5	—

(21) Reporting Segments

The Company's business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

The Company allocates resources to each segment based upon the projected after-tax return on invested capital ("ROIC") of its business initiatives. Adjusted EBIT is comprised of earnings before interest, income taxes and noncontrolling interest (“EBIT") adjusted for restructuring, goodwill impairment charges, affiliates' earnings and other items not reflective of on-going operating income or loss ("Adjusted EBIT"). ROIC is comprised of Adjusted EBIT after deducting notional taxes compared to the projected average capital investment required.

Adjusted EBIT is the measure of segment income or loss used by the Company. The Company believes Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments. The following tables show segment information and Adjusted EBIT for the Company's reporting segments.

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2019	2018
Engine	$1,598	$1,716
Drivetrain	982	1,083
Inter-segment eliminations	(14)	(15)
Net sales	$2,566	$2,784

Adjusted EBIT

	Three Months Ended March 31,
(in millions)	2019	2018
Engine	$241	$280
Drivetrain	105	121
Adjusted EBIT	346	401
Restructuring expense	14	8
Merger, acquisition and divestiture expense	1	2
Other expense (income)	14	(5)
Officer stock awards modification	2	—
Other postretirement income	—	(3)
Corporate, including equity in affiliates' earnings and stock-based compensation	42	53
Interest income	(3)	(2)
Interest expense	14	16
Earnings before income taxes and noncontrolling interest	262	332
Provision for income taxes	91	95
Net earnings	171	237
Net earnings attributable to the noncontrolling interest, net of tax	11	12
Net earnings attributable to BorgWarner Inc.	$160	$225

Total Assets

	March 31,	December 31,
(in millions)	2019	2018
Engine	$4,824	$4,731
Drivetrain	4,018	3,920
Total	8,842	8,651
Corporate *	1,262	1,444
Total assets	$10,104	$10,095
____________________________________
*    Corporate assets include investments and other long-term receivables and certain deferred income taxes.

(22) Recent Transactions

On January 2, 2019, the Company acquired Rinehart Motion Systems LLC and AM Racing LLC, two established companies in the specialty electric and hybrid propulsion market, for approximately $15 million, of which $10 million was paid in the first quarter of 2019 and the remaining $5 million will be paid upon satisfaction of certain conditions.

The Company created Cascadia Motion LLC ("Cascadia Motion") to combine assets and operations of these two acquired companies. Based in Oregon, Cascadia Motion specializes in design, development and production of hybrid and electric propulsion solutions for prototype and low-volume production applications. It allows the Company to offer design, development and production of full electric and hybrid propulsion systems for niche and low-volume manufacturing applications.

In connection with the acquisition, the Company recognized $5 million of intangible assets, goodwill of $7 million within the Drivetrain reporting segment, and other assets and liabilities of $2 million to reflect the preliminary fair value of the assets acquired and liabilities assumed. The intangible assets will be amortized over a period of 2 to 15 years. Various valuation techniques were used to determine the fair value of the intangible assets, with the primary techniques being forms of the income approach, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, the Company is required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Due to the nature of the transaction, goodwill is not deductible for tax purposes.

The Company is in the process of finalizing all purchase accounting adjustments related to the acquisition of Cascadia Motion. Certain estimated values for the acquisition, including goodwill, intangible assets and deferred taxes, are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition.

Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the current and prior reporting period is not provided.

(23) Assets and Liabilities Held For Sale

In 2017, the Company started exploring strategic options for non-core product lines in the Engine segment and launched an active program to locate a buyer and initiated all other actions required to complete the plan to sell and exit the non-core pipe and thermostat product lines. During 2018, the Company continued its marketing efforts with interested parties and engaged in active discussions with these parties. In December 2018, after finalizing negotiations regarding various aspects of the sale, the Company entered into a definitive agreement to sell its thermostat product lines for approximately $28 million subject to customary adjustments. All closing conditions were satisfied, and the sale was closed on April 1, 2019. The Company received partial cash proceeds of $23 million prior to March 31, 2019. As the cash was legally restricted for withdrawal or usage prior to closing on April 1, 2019, the Company reflected the proceeds as restricted cash on the consolidated balance sheet at March 31, 2019. As of March 31, 2019 and December 31, 2018, assets of $50 million and $47 million, including allocated goodwill of $7 million, and liabilities of $22 million and $23 million, respectively, were reclassified as held for sale on the Consolidated Balance Sheets. Based on the cash proceeds in conjunction with the closing of the transaction, the Company determined no additional adjustment to the carrying value was required to reflect fair value less costs to sell as of March 31, 2019. The business did not meet the criteria to be classified as a discontinued operation.

The assets and liabilities classified as held for sale are as follows:

	March 31,	December 31,
(millions of dollars)	2019	2018
Receivables, net	$18	$15
Inventories, net	39	42
Prepayments and other current assets	12	12
Property, plant and equipment, net	45	45
Goodwill	7	7
Other intangible assets, net	20	20
Impairment of carrying value	(91)	(94)
Total assets held for sale	$50	$47

Accounts payable and accrued expenses	$17	$18
Other liabilities	5	5
Total liabilities held for sale	$22	$23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Net sales for the three months ended March 31, 2019 totaled $2,566 million, a 7.8% decrease from the three months ended March 31, 2018. Excluding the impact of weaker foreign currencies, primarily the Euro and Chinese Renminbi, net sales decreased approximately 3.3%.

Cost of sales as a percentage of net sales was 79.8% in the three months ended March 31, 2019 compared to 78.8% in the three months ended March 31, 2018. Gross profit and gross margin were $519 million and 20.2% in the three months ended March 31, 2019 compared to $591 million and 21.2% in the three months ended March 31, 2018. The reduction of gross margin is primarily due to the impact of lower revenue, material price inflation and cost of recently enacted tariffs. The Company's material cost of sales was approximately 55% of net sales in both the three months ended March 31, 2019 and 2018.

The Company's remaining cost to convert raw material to finished product was comparable to the three months ended March 31, 2018.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2019 decreased $27 million to $226 million from $253 million as compared to the three months ended March 31, 2018, primarily due to lower research and development ("R&D") and stock-based compensation expenses. SG&A as a percentage of net sales was 8.8% and 9.1% for the three months ended March 31, 2019 and 2018, respectively. R&D expenses, which are included in SG&A expenses, for the three months ended March 31, 2019, decreased $13 million to $104 million from $117 million as compared to the three months ended March 31, 2018. R&D as a percentage of net sales was 4.1% and 4.2% for the three months ended March 31, 2019 and 2018, respectively.

Other expense, net of $29 million for the three months ended March 31, 2019 includes $14 million of restructuring expense primarily related to actions within the Engine segment designed to improve future profitability and competitiveness, $14 million of expenses related to the receipt of a final unfavorable arbitration decision associated with the resolution of a matter related to a previous acquisition, and $1 million of merger, acquisition and divestiture expenses associated with divestiture activities for the non-core pipes and thermostat product lines. The Company will continue its plan to improve the future profitability and competitiveness of its business in the Engine segment. These actions may result in the recognition of additional restructuring charges that could be material. Other expense, net of $5 million for the three months ended March 31, 2018 includes $8 million of restructuring expense primarily related to initiation of actions within the Engine segment designed to improve future profitability and competitiveness and $2 million of merger, acquisition and divestiture expenses associated with divestiture activities for the non-core pipes and thermostat product lines and a gain of approximately $4 million related to the settlement of a commercial contract for an entity acquired in the 2015 Remy acquisition.

Equity in affiliates’ earnings of $9 million decreased $1 million as compared with the three months ended March 31, 2018.

Interest expense of $14 million decreased $2 million as compared with the three months ended March 31, 2018, primarily due to the cross-currency swaps executed in 2018. See Note 12, "Financial Instruments," to the Condensed Consolidated Financial Statements for further discussion of the cross-currency swaps.

At March 31, 2019, the Company's effective tax rate for the first three months was 34.7%. This rate includes reductions of income tax expenses of $3 million related to restructuring expense and $5 million related to other one-time adjustments. This rate also includes an increase in income tax expense of $22 million due to the U.S. Department of the Treasury’s issuance of the final regulations in the first quarter of 2019 related to the calculation of the one-time transition tax. Excluding the impact of these non-comparable items, the Company estimated its annual effective tax rate associated with ongoing operations to be approximately 26% for the year ending December 31, 2019.

At March 31, 2018, the Company's effective tax rate for the first three months was 28.6%. This rate includes reductions of income tax expense of $1 million related to a commercial settlement gain and reductions of income tax expense of $1 million which is associated with restructuring expense.

The Company’s earnings per diluted share were $0.77 and $1.07 for the three months ended March 31, 2019 and 2018, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended March 31,
	2019	2018
Non-comparable items:
Restructuring expense	$(0.05)	$(0.03)
Loss on arbitration	(0.07)	—
Officer stock awards modification	(0.01)	—
Merger, acquisition and divestiture expense	(0.01)	(0.01)
Gain on commercial settlement	—	0.01
Tax adjustments	(0.08)	—
Total impact of non-comparable items per share — diluted	$(0.22)	$(0.03)

Reporting Segments

The Company's business is comprised of two reporting segments: Engine and Drivetrain. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2019	2018
Engine	$1,598	$1,716
Drivetrain	982	1,083
Inter-segment eliminations	(14)	(15)
Net sales	$2,566	$2,784

Adjusted EBIT

	Three Months Ended March 31,
(in millions)	2019	2018
Engine	$241	$280
Drivetrain	105	121
Adjusted EBIT	346	401
Restructuring expense	14	8
Merger, acquisition and divestiture expense	1	2
Other expense (income)	14	(5)
Officer stock awards modification	2	—
Other postretirement income	—	(3)
Corporate, including equity in affiliates' earnings and stock-based compensation	42	53
Interest income	(3)	(2)
Interest expense	14	16
Earnings before income taxes and noncontrolling interest	262	332
Provision for income taxes	91	95
Net earnings	171	237
Net earnings attributable to the noncontrolling interest, net of tax	11	12
Net earnings attributable to BorgWarner Inc.	$160	$225

The Engine segment net sales decreased $118 million, or 6.9%, from the three months ended March 31, 2018. Excluding the impact of weaker foreign currencies, primarily the Euro and Chinese Renminbi, net sales decreased approximately 1.8% from the three months ended March 31, 2018, due to a decline in industry volumes. The Engine segment Adjusted EBIT margin was 15.1% in the three months ended March 31, 2019, down from 16.3% in the three months ended March 31, 2018 primarily due to industry volume declines and costs related to supplier insolvencies.

The Drivetrain segment net sales decreased $101 million, or 9.3%, from the three months ended March 31, 2018. Excluding the impact of weaker foreign currencies, primarily the Euro and Chinese Renminbi, net sales decreased approximately 5.6% from the three months ended March 31, 2018, primarily due to a decline in industry volumes. The Drivetrain segment Adjusted EBIT margin was 10.7% in the three months ended March 31, 2019 down from 11.2% in the three months ended March 31, 2018, primarily due to industry volume declines and startup costs for launches.

Outlook

Based on the mid-point of guidance, the Company expects flat revenue growth, excluding the impact of foreign currencies and the net impact of acquisitions and divestitures. Net new business-related sales growth is expected to offset the declining global industry production expected in 2019.

The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The several trends that are driving our long-term growth are expected to continue, including increased turbocharger adoption in North America and Asia, the increased adoption of automated transmissions in Europe and Asia-Pacific, and the move to variable cam in Europe and Asia-Pacific. Our long-term growth is also expected to benefit from the adoption of product offerings for hybrid and electric vehicles.

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At March 31, 2019, the Company had $494 million of cash, of which $382 million of cash is held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions.

The vast majority of cash held outside the United States is available for repatriation. The Tax Cuts and Jobs Act of 2017 (the "Tax Act") reduced the U.S. federal corporate tax rate from 35 percent to 21 percent and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. As of January 1, 2018, funds repatriated from foreign subsidiaries will generally no longer be taxable for U.S. federal tax purposes. In light of the treatment of foreign earnings under the Tax Act, the Company recorded a liability for the U.S. federal and applicable state income tax liabilities calculated under the provisions of the deemed repatriation of foreign earnings. A deferred tax liability has been recorded for substantially all estimated legally distributable foreign earnings. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions and other corporate expenses.

The Company has a $1.2 billion multi-currency revolving credit facility, which includes a feature that allows the Company's borrowings to be increased to $1.5 billion. The facility provides for borrowings through June 29, 2022. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at March 31, 2019 and expects to remain compliant in future periods. At March 31, 2019 and December 31, 2018, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1.2 billion. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2019 and December 31, 2018.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1.2 billion.

In addition to the credit facility, the Company's universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions.

On February 6, 2019, the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. These dividends were paid on March 15, 2019.

The Company's net debt to net capital ratio was 26.6% at March 31, 2019 versus 24.0% at December 31, 2018.

The Company has a credit rating of BBB+ from both Standard & Poor's and Fitch Ratings and Baa1 from Moody's. The current outlook from Standard & Poor's, Moody's, and Fitch Ratings is stable. None of the Company's debt agreements requires accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities increased $5 million to $40 million in the first three months of 2019 from $35 million in the first three months of 2018. The cash increase from operating activities of

$5 million primarily reflects favorable changes in working capital, offset by lower net earnings adjusted for non-cash charges to operations.

Net cash used in investing activities decreased $57 million to $104 million in the first three months of 2019 from $161 million in the first three months of 2018. This decrease is primarily due to lower capital expenditures, including tooling outlays, and proceeds from the sale of the non-core pipe and thermostat product lines, offset by the 2019 acquisition of Rinehart Motion Systems LLC and AM Racing LLC.

Net cash used in financing activities increased $150 million to $153 million in the first three months of 2019 from $3 million in the first three months of 2018. This increase is primarily driven by lower borrowings and higher share repurchases.

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

CONTINGENCIES

The Company's environmental and product liability contingencies are discussed separately below. In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company's management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints will have a material adverse effect on the Company's results of operations, financial position or cash flows, although it could be material to the results of operations in a particular quarter.

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

See  "Note 18 - Contingencies," to the Condensed Consolidated Financial Statements for further details and information respecting the Company’s environmental liability.

Asbestos-related Liability

Like many other industrial companies that have historically operated in the United States, the Company, or parties the Company is obligated to indemnify, continues to be named as one of many defendants in asbestos-related personal injury actions. The Company has an estimated liability of $795 million as of March 31, 2019 for asbestos-related claims and associated costs through 2074, which is the last date by which the Company currently estimates it is likely to have resolved all asbestos-related claims. The Company additionally estimates that, as of March 31, 2019, it has aggregate insurance coverage available in the amount of $386 million to satisfy asbestos-related claims and associated defense costs.  See  "Note 18 - Contingencies," to the Condensed Consolidated Financial Statements for further details and information respecting the Company’s asbestos-related liability and corresponding insurance asset.

New Accounting Pronouncements

See "Note 2 - New Accounting Pronouncements," to the Condensed Consolidated Financial Statements for a detailed description of new applicable accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning our exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, our most significant currency exposures relate to the Chinese Renminbi, the Euro, the Hungarian Forint, the Japanese Yen, the Mexican Peso, the Swedish Krona and the South Korean Won. We mitigate our foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets we serve, by invoicing customers in the same currency as the source of the products and by funding some of our investments in foreign markets through local currency loans. We also monitor our foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. The depreciation of the British Pound post the United Kingdom's 2016 vote to leave the European Union and planned implementation actions are not expected to have a significant impact on the Company since net sales from the United Kingdom represent less than 2% of the Company's net sales in 2018. In addition, the Company periodically enters into forward currency contracts in order to reduce exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency.

The foreign currency translation adjustment loss of $9 million for the three months ended March 31, 2019, and gain of $65 million for the three months ended March 31, 2018, contained within our Condensed Consolidated Statements of Comprehensive Income (Loss) represent the foreign currency translational impacts of converting our non-U.S. dollar subsidiaries' financial statements to the Company’s reporting currency (U.S. Dollar). The foreign currency translation adjustment loss of $9 million in the three months ended March 31, 2019 was primarily due to the impact of a strengthening U.S. dollar against the Euro, which increased approximately 2% and decreased other comprehensive income by approximately $46 million, offset by the impact of a weakening U.S. dollar against Chinese Renminbi and British Pound, which decreased approximately 3% and 2% and increased other comprehensive income by $24 million and $6 million, respectively, since December 31, 2018. The foreign currency translation adjustment gain of $65 million in the three months ended March 31, 2018 was primarily due to the impact of a weakening U.S. dollar against the Euro, which decreased approximately 3% and increased other comprehensive income by approximately $55 million since December 31, 2017.

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
The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See "Note 18 - Contingencies," to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of environmental, asbestos-related liability and other litigation, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors authorized the purchase of up to 79.6 million shares of the Company's common stock in the aggregate. As of March 31, 2019, the Company had repurchased 74.6 million shares in the aggregate under the common stock repurchase program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

Employee transactions include restricted stock withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted stock. The BorgWarner Inc. 2014 Stock Incentive Plan, as amended, and the BorgWarner Inc. 2018 Stock Incentive Plan provide that the withholding obligations relating to an award be settled by the Company retaining stock that is part of the award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2019:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month Ended January 31, 2019
Common Stock Repurchase Program	834,257	$38.59	834,257	5,985,576
Employee transactions	13,227	$34.97	—
Month Ended February 28, 2019
Common Stock Repurchase Program	443,869	$40.39	443,869	5,541,707
Employee transactions	216,298	$39.82	—
Month Ended March 31, 2019
Common Stock Repurchase Program	496,188	$38.09	496,188	5,045,519
Employee transactions	131,841	$40.90	—

Item 6.	Exhibits

Exhibit 10.1	Offer Letter, dated March 8, 2019, between the Company and Kevin A. Nowlan. *

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	XBRL Instance Document.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
____________________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorgWarner Inc.

(Registrant)

By	/s/ Thomas J. McGill
(Signature)

Thomas J. McGill

Vice President and Controller
(Principal Accounting Officer)

Date: April 25, 2019