Form 10-Q
period 2019-06-30
BORGWARNER INC
filed 2019-07-25
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 1-12162
BORGWARNER INC.
________________________________________________
(Exact name of registrant as specified in its charter)

Delaware			13-3404508
State or other jurisdiction of			(I.R.S. Employer
Incorporation or organization			Identification No.)

3850 Hamlin Road,	Auburn Hills,	Michigan	48326
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (248) 754-9200

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BWA	New York Stock Exchange
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
Yes ☐  No ☑
As of July 19, 2019, the registrant had 206,514,592 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2019

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) (including Management's Discussion and Analysis of Financial Condition and Results of Operations) may constitute forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as "anticipates," "believes," "continues," "could," "designed," "effect," "estimates," "evaluates," "expects," "forecasts," "goal," "initiative," "intends," "outlook," "plans," "potential," "project," "pursue," "seek," "should," "target," "when," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 (“Form 10-K”), are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Forward-looking statements are not guarantees of performance and the Company's actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include: our dependence on automotive and truck production, both of which are highly cyclical; our reliance on major OEM customers; commodities availability and pricing; supply disruptions; fluctuations in interest rates and foreign currency exchange rates; availability of credit; our dependence on key management; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims; future changes in laws and regulations in the countries in which we operate; and the other risks noted in reports that we file with the Securities and Exchange Commission, including Item 1A, "Risk Factors" in our most recently-filed Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Cash	$710	$739
Receivables, net	2,063	1,988
Inventories, net	817	781
Prepayments and other current assets	259	250
Assets held for sale	—	47
Total current assets	3,849	3,805

Property, plant and equipment, net	2,891	2,904
Investments and other long-term receivables	690	592
Goodwill	1,845	1,853
Other intangible assets, net	421	439
Other non-current assets	535	502
Total assets	$10,231	$10,095

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$171	$173
Accounts payable and accrued expenses	2,089	2,144
Income taxes payable	53	59
Liabilities held for sale	—	23
Total current liabilities	2,313	2,399

Long-term debt	1,929	1,941

Other non-current liabilities:
Asbestos-related liabilities	734	755
Retirement-related liabilities	283	298
Other	470	357
Total other non-current liabilities	1,487	1,410

Common stock	3	3
Capital in excess of par value	1,116	1,146
Retained earnings	5,598	5,336
Accumulated other comprehensive loss	(670)	(674)
Common stock held in treasury	(1,653)	(1,585)
Total BorgWarner Inc. stockholders’ equity	4,394	4,226
Noncontrolling interest	108	119
Total equity	4,502	4,345
Total liabilities and equity	$10,231	$10,095

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Net sales	$2,551	$2,694	$5,117	$5,478
Cost of sales	2,038	2,114	4,085	4,307
Gross profit	513	580	1,032	1,171

Selling, general and administrative expenses	212	237	438	490
Other expense, net	16	30	45	35
Operating income	285	313	549	646

Equity in affiliates’ earnings, net of tax	(9)	(13)	(18)	(23)
Interest income	(2)	(1)	(5)	(3)
Interest expense	14	15	28	31
Other postretirement expense (income)	27	(2)	27	(5)
Earnings before income taxes and noncontrolling interest	255	314	517	646

Provision for income taxes	73	30	164	125
Net earnings	182	284	353	521
Net earnings attributable to the noncontrolling interest, net of tax	10	12	21	24
Net earnings attributable to BorgWarner Inc.	$172	$272	$332	$497

Earnings per share — basic	$0.84	$1.30	$1.61	$2.38

Earnings per share — diluted	$0.83	$1.30	$1.60	$2.36

Weighted average shares outstanding (millions):
Basic	205.7	208.6	206.1	209.0
Diluted	206.8	209.9	207.0	210.3

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net earnings attributable to BorgWarner Inc.	$172	$272	$332	$497

Other comprehensive income (loss)
Foreign currency translation adjustments*	(13)	(146)	(22)	(81)
Hedge instruments*	(1)	1	(1)	(2)
Defined benefit retirement plans*	19	7	27	5
Total other comprehensive income (loss) attributable to BorgWarner Inc.	5	(138)	4	(78)

Comprehensive income attributable to BorgWarner Inc.*	177	134	336	419

Net earnings attributable to noncontrolling interest, net of tax	10	12	21	24
Other comprehensive loss attributable to the noncontrolling interest*	(3)	(6)	(2)	(4)
Comprehensive income	$184	$140	$355	$439
____________________________________

*	Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2019	2018
OPERATING
Net earnings	$353	$521
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	214	218
Stock-based compensation expense	17	22
Restructuring expense, net of cash paid	12	31
Pension settlement loss	26	—
Deferred income tax provision (benefit)	35	(34)
Tax reform adjustments to provision for income taxes	16	—
Equity in affiliates’ earnings, net of dividends received, and other	(4)	(27)
Net earnings adjusted for non-cash charges to operations	669	731
Changes in assets and liabilities:
Receivables	(90)	(159)
Inventories	(40)	(62)
Prepayments and other current assets	(22)	(34)
Accounts payable and accrued expenses	(48)	(106)
Prepaid taxes and Income taxes payable	6	(53)
Other assets and liabilities	(8)	(12)
Net cash provided by operating activities	467	305

INVESTING
Capital expenditures, including tooling outlays	(244)	(269)
Payments for business acquired	(10)	—
Proceeds from sale of business, net of cash divested	24	—
Payments for investments in equity securities	(48)	(3)
Proceeds from asset disposals and other	1	5
Net cash used in investing activities	(277)	(267)

FINANCING
Net increase in notes payable	—	1
Additions to long-term debt, net of debt issuance costs	30	19
Repayments of long-term debt, including current portion	(39)	(14)
Payments for purchase of treasury stock	(100)	(110)
Payments for stock-based compensation items	(15)	(15)
Dividends paid to BorgWarner stockholders	(70)	(71)
Dividends paid to noncontrolling stockholders	(24)	(25)
Net cash used in financing activities	(218)	(215)
Effect of exchange rate changes on cash	(1)	(6)
Net decrease in cash	(29)	(183)
Cash and restricted cash at beginning of year	739	545
Cash and restricted cash at end of period	$710	$362

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$33	$39
Income taxes, net of refunds	$89	$186
See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet as of December 31, 2018 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

(2) New Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." Under this guidance, a lease is a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lessees are required to recognize a right-of-use asset and a lease liability for leases with a term more than 12 months, including operating leases defined under previous GAAP. This guidance was effective for interim and annual reporting periods beginning after December 15, 2018.

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

(3) Revenue from Contracts with Customers

The Company manufactures and sells products, primarily to OEMs of light vehicles and, to a lesser extent, to other OEMs of commercial vehicles, off-highway vehicles, certain tier one vehicle systems suppliers and into the aftermarket. Although the Company may enter into long-term supply arrangements with its major customers, the prices and volumes are not fixed over the life of the arrangements, and a contract does not exist for purposes of applying ASC 606, "Revenue from Contracts with Customers", until volumes are contractually known. Revenue is recognized when performance obligations under the terms of a contract are satisfied, which generally occurs with the transfer of control of the Company's products. For most of the Company's products, transfer of control occurs upon shipment or delivery; however, a limited number of the Company's customer arrangements for highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $10 million and $11 million at June 30, 2019 and December 31, 2018, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Condensed Consolidated Balance Sheet.
Revenue is measured at the amount of consideration the Company expects to receive in exchange for transferring the goods. The Company has a limited number of arrangements with customers where the price paid by the customer is dependent on the volume of product purchased over the term of the arrangement. In other limited arrangements, the Company will provide a rebate to customers based on the volume of products purchased during the course of the arrangement. The Company estimates the volumes to be sold over the term of the arrangement and recognizes revenue based on the estimated amount of consideration to be received from these arrangements. As a result of these arrangements, the Company recognized a liability of $3 million and $6 million at June 30, 2019 and December 31, 2018. These amounts are reflected in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.
The Company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 90 days. The Company has evaluated the terms of its arrangements and determined that they do not contain significant financing components. The Company provides warranties on some of its products. Provisions for estimated expenses related to product warranty are made at the time products are sold. Refer to Note 9, "Product Warranty," to the Condensed Consolidated Financial Statements for more information. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. The Company has elected to apply the accounting policy election available under ASC 606 and accounts for shipping and handling activities as a fulfillment cost.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Accounts payable and accrued expenses and Other non-current liabilities in the

Condensed Consolidated Balance Sheet and were $11 million and $16 million at June 30, 2019 and $13 million and $17 million at December 31, 2018, respectively. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. The Company evaluates the underlying economics of each amount of consideration payable to a customer to determine the proper accounting by understanding the reasons for the payment, the rights and obligations resulting from the payment, the nature of the promise in the contract, and other relevant facts and circumstances. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. The Company recognizes a reduction to revenue, when the products that the upfront payments are related to, are transferred to the customer based on the total amount of products expected to be sold over the term of the arrangement (generally 3 to 7 years). The Company evaluates the amounts capitalized each period end for recoverability and expenses any amounts that are no longer expected to be recovered over the term of the business arrangement. The Company had $28 million and $29 million recorded in Prepayments and other current assets in the Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018, respectively. The Company had $187 million recorded in Other non-current assets in the Condensed Consolidated Balance Sheet at June 30, 2019 and December 31, 2018.
The Company's business is comprised of two reporting segments: Engine and Drivetrain. Refer to Note 21, "Reporting Segments," to the Condensed Consolidated Financial Statements for more information. The following table represents a disaggregation of revenue from contracts with customers by segment and region:

	Three months ended June 30, 2019			Three months ended June 30, 2018
(In millions)	Engine	Drivetrain	Total	Engine	Drivetrain	Total
North America	$407	$461	$868	$392	$441	$833
Europe	760	211	971	807	248	1,055
Asia	356	317	673	430	337	767
Other	30	9	39	31	8	39
Total	$1,553	$998	$2,551	$1,660	$1,034	$2,694

	Six months ended June 30, 2019			Six months ended June 30, 2018
(In millions)	Engine	Drivetrain	Total	Engine	Drivetrain	Total
North America	$819	$906	$1,725	$794	$889	$1,683
Europe	1,561	438	1,999	1,653	539	2,192
Asia	696	620	1,316	852	674	1,526
Other	61	16	77	62	15	77
Total	$3,137	$1,980	$5,117	$3,361	$2,117	$5,478

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Gross R&D expenditures	$128	$134	$249	$264
Customer reimbursements	(15)	(22)	(32)	(35)
Net R&D expenditures	$113	$112	$217	$229

The Company has contracts with several customers at the Company's various R&D locations. None of the Company's R&D-related customer reimbursement contracts exceeded 5% of net R&D expenditures in any of the periods presented.

(5) Other Expense, net

Items included in other expense, net consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Restructuring expense	$13	$31	$27	$39
Merger, acquisition and divestiture expense	5	1	6	3
Other expense (income)	(2)	(2)	12	(7)
Other expense, net	$16	$30	$45	$35

During the three and six months ended June 30, 2019, the Company recorded restructuring expense of $13 million and $27 million, respectively. During the three and six months ended June 30, 2018, the Company recorded restructuring expense of $31 million and $39 million, respectively. This restructuring expense primarily relates to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. Refer to Note 19, "Restructuring," to the Condensed Consolidated Financial Statements for more information.

During the three and six months ended June 30, 2019, the Company recorded expenses related to the Company's review of strategic acquisition targets, including the 20% equity interest in Romeo Power Technology, of $5 million and $6 million, respectively. During the three and six months ended June 30, 2018, the Company recorded expenses of $1 million and $3 million, respectively, primarily related to professional fees associated with divestiture activities for the non-core pipe and thermostat product lines. Refer to Note 23, "Assets and Liabilities Held For Sale," to the Condensed Consolidated Financial Statements for more information.

During the first six months of 2019, the Company recorded $14 million of expense related to the receipt of a final unfavorable arbitration decision associated with the resolution of a matter related to a previous acquisition.

During the first six months of 2018, the Company recorded a gain of approximately $4 million related to the settlement of a commercial contract for an entity acquired in the 2015 Remy acquisition.

(6) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The Company's effective tax rate for the six months ended June 30, 2019 was 31.7%. This rate includes reductions of income tax expense of $7 million related to restructuring expense, $6 million related to other postretirement expense, and $5 million related to other one-time adjustments. This rate also includes an increase in income tax expense of $22 million due to the U.S. Department of the Treasury's issuance of the final regulations in the first quarter of 2019 related to the calculation of the one-time transition tax.

The Company's effective tax rate for the six months ended June 30, 2018 was 19.4%. This rate includes income tax expense of $1 million related to a commercial settlement gain, and reductions of income tax expense of $8 million related to restructuring expense, $13 million related to adjustments to measurement period provisional estimates associated with the Tax Cuts and Jobs Act of 2017, $21 million related to an increase to our deferred tax asset due to the Company's ability to record a tax benefit for certain foreign tax credits now available due to actions the Company took in the second quarter, and $10 million for other one-time tax adjustments.

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

(7) Inventories, net

Certain U.S. inventories are measured by the last-in, first-out (“LIFO”) method at the lower of cost or market, while other U.S. and foreign operations use the first-in, first-out (“FIFO”) or average-cost methods at the lower of cost and net realizable value. Inventories consisted of the following:

	June 30,	December 31,
(in millions)	2019	2018
Raw material and supplies	$520	$485
Work in progress	117	114
Finished goods	198	199
FIFO inventories	835	798
LIFO reserve	(18)	(17)
Inventories, net	$817	$781

(8) Property, Plant and Equipment, net

	June 30,	December 31,
(in millions)	2019	2018
Land, land use rights and buildings	$870	$871
Machinery and equipment	2,959	2,851
Finance lease assets	2	2
Construction in progress	350	426
Total property, plant and equipment, gross	4,181	4,150
Less: accumulated depreciation	(1,519)	(1,473)
Property, plant and equipment, net, excluding tooling	2,662	2,677
Tooling, net of amortization	229	227
Property, plant and equipment, net	$2,891	$2,904

As of June 30, 2019 and December 31, 2018, accounts payable of $61 million and $104 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the six months ended June 30, 2019 and 2018 were $9 million and $11 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2019	2018
Beginning balance, January 1	$103	$112
Provisions for current period sales	27	26
Adjustments of prior estimates	7	9
Payments	(30)	(30)
Translation adjustment and other	(1)	(2)
Ending balance, June 30	$106	$115

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
(in millions)	2019	2018
Accounts payable and accrued expenses	$59	$56
Other non-current liabilities	47	47
Total product warranty liability	$106	$103

(10) Notes Payable and Long-Term Debt

As of June 30, 2019 and December 31, 2018, the Company had short-term and long-term debt outstanding as follows:

	June 30,	December 31,
(in millions)	2019	2018
Short-term debt
Short-term borrowings	$31	$33

Long-term debt
8.00% Senior notes due 10/01/19 ($134 million par value)	134	135
4.625% Senior notes due 09/15/20 ($250 million par value)	251	251
1.80% Senior notes due 11/7/22 (€500 million par value)	565	570
3.375% Senior notes due 03/15/25 ($500 million par value)	497	497
7.125% Senior notes due 02/15/29 ($121 million par value)	119	119
4.375% Senior notes due 03/15/45 ($500 million par value)	494	494
Term loan facilities and other	9	15
Total long-term debt	2,069	2,081
Less: current portion	140	140
Long-term debt, net of current portion	$1,929	$1,941

In July 2016, the Company terminated interest rate swaps which had the effect of converting $384 million of fixed rate notes to variable rates. The gain on the termination was recorded as an increase to the notes and is being amortized as a reduction to interest expense over the remaining terms of the notes. The unamortized gain related to these swap terminations was $1 million and $2 million as of June 30, 2019 and December 31, 2018, respectively, on the 4.625% notes.

The weighted average interest rate on short-term borrowings outstanding as of June 30, 2019 and December 31, 2018 was 3.4% and 4.3%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of June 30, 2019 and December 31, 2018 was 3.4%.

The Company has a $1.2 billion multi-currency revolving credit facility, which includes a feature that allows the Company's facility to be increased to $1.5 billion with approval of the bank group. The facility provides for borrowings through June 29, 2022. The Company has one key financial covenant as part of the credit agreement which is a debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA ") ratio. The Company was in compliance with the financial covenant at June 30, 2019. At June 30, 2019 and December 31, 2018, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1.2 billion. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2019 and December 31, 2018.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1.2 billion.

As of June 30, 2019 and December 31, 2018, the estimated fair values of the Company’s senior unsecured notes totaled $2,142 million and $2,058 million, respectively. The estimated fair values were $82 million more than their carrying value at June 30, 2019 and $8 million less than their carrying value at December 31, 2018. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $38 million and $43 million at June 30, 2019 and December 31, 2018, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

(11) Fair Value Measurements

ASC 820 emphasizes that fair value is a market-based measurement, not an entity specific measurement. Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

		Basis of fair value measurements
(in millions)	Balance at June 30, 2019	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$3	$—	$3	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$35	$—	$35	$—	C
Net investment hedge contracts	$17	$—	$17	$—	A
Liabilities:
Foreign currency contracts	$4	$—	$4	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2018	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$3	$—	$3	$—	A
Other long-term receivables (insurance settlement agreement note receivable)	$34	$—	$34	$—	C
Net investment hedge contracts	$12	$—	$12	$—	A
Liabilities:
Foreign currency contracts	$2	$—	$2	$—	A

(12) Financial Instruments

The Company’s financial instruments include cash and marketable securities. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At June 30, 2019 and December 31, 2018, the Company had no derivative contracts that contained credit risk related contingent features.

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At June 30, 2019 and December 31, 2018, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged June 30, 2019	Volume hedged December 31, 2018	Units of measure	Duration
Copper	120	257	Metric Tons	Dec - 19

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At June 30, 2019 and December 31, 2018, the Company had no outstanding interest rate swaps.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with our net investment in certain foreign operations (net investment hedges). The Company has also designated its Euro denominated debt as a net investment hedge of the Company's investment in a European subsidiary. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At June 30, 2019 and December 31, 2018, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency June 30, 2019	Notional in traded currency December 31, 2018	Ending Duration
Brazilian real	Euro	4	4	Jan - 20
Brazilian real	US dollar	—	5	Dec - 19
British pound	Euro	23	—	Mar - 20
British pound	US dollar	9	—	Mar - 20
Chinese renminbi	US dollar	16	—	Dec - 19
Euro	British pound	9	7	Dec - 19
Euro	Chinese renminbi	22	—	Dec - 19
Euro	Japanese yen	257	—	Dec - 19
Euro	Swedish krona	540	540	Jun - 20
Euro	US dollar	7	19	Dec - 19
Japanese yen	Chinese renminbi	44	89	Dec - 19
Japanese yen	Korean won	2,773	5,785	Dec - 19
Japanese yen	US dollar	1	3	Dec - 19
Korean won	Euro	3	6	Dec - 19
Korean won	Japanese yen	112	266	Dec - 19
Korean won	US dollar	22	7	Dec - 19
Swedish krona	Euro	30	56	Jan - 20
US dollar	Euro	9	—	Jan - 20
US dollar	Mexican peso	297	575	Dec - 19

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). At June 30, 2019 and December 31, 2018, the following cross-currency swap contracts were outstanding:

	Cross-Currency Swaps
(in millions)	Notional in USD	Notional in Local Currency	Duration
Fixed $ to fixed €	$250	€206	Sep - 20
Fixed $ to fixed ¥	$100	¥10,978	Feb - 23

At June 30, 2019 and December 31, 2018, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	June 30, 2019	December 31, 2018	Location	June 30, 2019	December 31, 2018
Foreign currency	Prepayments and other current assets	$2	$2	Accounts payable and accrued expenses	$4	$2
Net investment hedges	Other non-current assets	$17	$12	Other non-current liabilities	$—	$—
Derivatives not designated as hedging instruments
Foreign currency	Prepayments and other current assets	$1	$1	Accounts payable and accrued expenses	$—	$—

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at June 30, 2019 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	June 30, 2019	December 31, 2018
Foreign currency	$(1)	$—	$(1)
Net investment hedges:
Foreign currency	$4	$4	$—
Cross-currency swaps	17	12	—
Foreign currency denominated debt	(25)	(30)	—
Total	$(5)	$(14)	$(1)

Derivative instruments designated as cash flow hedge instruments as defined by ASC 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended June 30, 2019
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income(loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$2,551	$2,038	$212	$5

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$(1)
Gain (loss) reclassified from AOCI to income	$(1)	$1	$—

	Six Months Ended June 30, 2019
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income(loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$5,117	$4,085	$438	$4

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$(1)
Gain (loss) reclassified from AOCI to income	$(2)	$1	$1

	Three Months Ended June 30, 2018
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income(loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$2,694	$2,114	$237	$(138)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$—
Gain (loss) reclassified from AOCI to income	$(1)	$(2)	$—

	Six Months Ended June 30, 2018
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income(loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$5,478	$4,307	$490	$(78)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$(6)
Gain (loss) reclassified from AOCI to income	$(1)	$(3)	$—

There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges.

Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income during the periods presented below.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2019	2018	2019	2018
Cross-currency swaps	$(4)	$14	$5	$7
Foreign currency denominated debt	$(7)	$32	$5	$16

Derivatives designated as net investment hedge instruments as defined by ASC 815 held during the period resulted in the following gains recorded in Interest expense and finance charges on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2019	2018	2019	2018
Cross-currency swaps	$2	$2	$5	$3

There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for foreign currency denominated debt designated as net investment hedges. There were no gains and losses reclassified from AOCI for net investment hedges during the periods presented.

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains and (losses) recorded in income:

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Contract Type	Location	2019	2018	2019	2018
Foreign Currency	Selling, general and administrative expenses	$(1)	$3	$(3)	$(1)

(13) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2019 range from $15 million to $25 million, of which $8 million has been contributed through the first six months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans.

During the three months ended June 30, 2019, the Company settled approximately $50 million of its pension projected benefit obligation by liquidating approximately $50 million in plan assets through a lump-sum disbursement made to an insurance company. Pursuant to this agreement, the insurance company unconditionally and irrevocably guarantees all future payments to certain participants that were receiving payments from the U.S. pension plan. The insurance company assumes all investment risk associated with the assets that were delivered as part of this transaction. Additionally, during the three months ended June 30, 2019, the Company discharged certain U.S. pension plan obligations by making lump-sum payments of $13 million to former employees of the Company. As a result, the Company settled $63 million of projected benefit obligation by liquidating pension plan assets and recorded a non-cash settlement loss of $26 million related to the accelerated recognition of unamortized losses.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2019		2018
Three Months Ended June 30,	US	Non-US	US	Non-US	2019	2018
Service cost	$—	$4	$—	$4	$—	$—
Interest cost	3	3	2	3	1	—
Expected return on plan assets	(3)	(6)	(4)	(7)	—	—
Settlement	26	—	—	—	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(1)
Amortization of unrecognized loss	1	3	1	2	—	1
Net periodic benefit cost (income)	$27	$4	$(1)	$2	$—	$—

	Pension benefits				Other postretirement employee benefits
(in millions)	2019		2018
Six Months Ended June 30,	US	Non-US	US	Non-US	2019	2018
Service cost	$—	$9	$—	$9	$—	$—
Interest cost	5	6	4	6	2	1
Expected return on plan assets	(6)	(11)	(7)	(14)	—	—
Settlement	26	—	—	—	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(2)	(2)
Amortization of unrecognized loss	2	5	2	4	—	1
Net periodic benefit cost (income)	$27	$9	$(1)	$5	$—	$—

The components of net periodic benefit cost other than the service cost component are included in Other postretirement expense (income) in the Condensed Consolidated Statements of Operations.

(14) Stock-Based Compensation

The Company has granted restricted common stock and restricted stock units (collectively, "restricted stock") and performance share units as long-term incentive awards to employees and non-employee directors under the BorgWarner Inc. 2014 Stock Incentive Plan, as amended ("2014 Plan") and the BorgWarner Inc. 2018 Stock Incentive Plan ("2018 Plan"). The Company's Board of Directors adopted the 2018 Plan as a replacement to the 2014 Plan in February 2018, and the Company's stockholders approved the 2018 Plan at the annual meeting of stockholders on April 25, 2018. After stockholders approved the 2018 Plan, the Company could no longer make grants under the 2014 Plan. The shares that were available for issuance under the 2014 Plan were cancelled upon approval of the 2018 Plan. The 2018 Plan authorizes the issuance of a total of 7 million shares, of which approximately 6 million shares were available for future issuance as of June 30, 2019.

Restricted stock In the first six months of 2019, the Company granted restricted stock in the amounts of 1,031,513 shares and 23,880 shares to employees and non-employee directors, respectively. Restricted stock granted to employees generally vests 50% after two years and the remainder after three years. Restricted stock granted to non-employee directors generally vests on the first anniversary of the date of grant. The Company recognizes the value of the restricted stock, which is equal to the market value of the Company’s common stock on the date of grant, as compensation expense ratably over the restricted stock's vesting period. As of June 30, 2019, the Company had $53 million of unrecognized compensation expense that will be recognized over a weighted average period of 2.1 years. The

Company recorded restricted stock compensation expense of $7 million and $5 million for the three months ended June 30, 2019 and 2018, respectively, and $14 million and $12 million for the six months ended June 30, 2019 and 2018, respectively.

A summary of the Company’s nonvested restricted stock for the six months ended June 30, 2019 is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2018	1,516	$42.97
Granted	930	$41.92
Vested	(665)	$35.94
Forfeited	(6)	$45.41
Nonvested at March 31, 2019	1,775	$44.77
Granted	125	$40.78
Vested	(28)	$50.43
Forfeited	(37)	$45.13
Nonvested at June 30, 2019	1,835	$44.40

Total Stockholder Return Performance Share Units The Company grants performance share units to members of senior management that vest at the end of three-year periods based on the Company's total stockholder return relative to a peer group of companies. The Company recorded compensation expense of $3 million and $2 million for the six months ended June 30, 2019 and 2018, respectively.

A summary of the status of the Company’s nonvested total stockholder return performance share units for the six months ended June 30, 2019 is as follows:

	Number of shares (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2018	297	$60.35
Granted	190	$51.52
Forfeited	(9)	$55.30
Nonvested at March 31, 2019	478	$56.93
Granted	5	$51.59
Forfeited	(56)	$55.67
Nonvested at June 30, 2019	427	$57.03

Relative Revenue Growth Performance Share Units The Company also grants performance share units to members of senior management that vest based on the Company's revenue growth relative to the vehicle market over three-year performance periods. The Company recorded compensation expense of $1 million for both of the three months ended June 30, 2019 and 2018 and $8 million for the six months ended June 30, 2018.

A summary of the status of the Company’s nonvested relative revenue growth performance share units for the six months ended June 30, 2019 is as follows:

	Number of shares (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2018	297	$47.03
Granted	190	$41.90
Forfeited	(9)	$44.12
Nonvested at March 31, 2019	478	$45.04
Granted	5	$41.92
Forfeited	(56)	$44.24
Nonvested at June 30, 2019	427	$45.11

In 2018, the Company modified the vesting provisions of restricted stock and performance share unit grants made to certain retiring executive officers to allow certain of the outstanding awards, that otherwise would have been forfeited, to vest upon retirement. This resulted in net restricted stock and performance share unit compensation expense of $2 million in the six months ended June 30, 2019 and a net reduction to expense of $4 million in the six months ended June 30, 2018, respectively.

(15) Stockholder's Equity

The changes of the Stockholder's Equity items during the three and six months ended June 30, 2019 and 2018, are as follows:

	BorgWarner Inc. stockholder's equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, March 31, 2019	$3	$1,111	$(1,626)	$5,461	$(675)	$111
Dividends declared ($0.17 per share) *	—	—	—	(35)	—	(10)
Net issuance for executive stock plan	—	1	—	—	—	—
Net issuance of restricted stock	—	4	4	—	—	—
Purchase of treasury stock	—	—	(31)	—	—	—
Net earnings	—	—	—	172	—	10
Other comprehensive loss	—	—	—	—	5	(3)
Balance, June 30, 2019	$3	$1,116	$(1,653)	$5,598	$(670)	$108

	BorgWarner Inc. stockholder's equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, March 31, 2018	$3	$1,102	$(1,486)	$4,736	$(444)	$105
Dividends declared ($0.17 per share) *	—	—	—	(35)	—	(17)
Net issuance for executive stock plan	—	2	1	—	—	—
Net issuance of restricted stock	—	6	(2)	—	—	—
Purchase of treasury stock	—	—	(57)	—	—	—
Net earnings	—	—	—	272	—	12
Other comprehensive income (loss)	—	—	—	—	(138)	(6)
Balance, June 30, 2018	$3	$1,110	$(1,544)	$4,973	$(582)	$94

	BorgWarner Inc. stockholder's equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2018	$3	$1,146	$(1,585)	$5,336	$(674)	$119
Dividends declared ($0.34 per share) *	—	—	—	(70)	—	(30)
Net issuance for executive stock plan	—	(9)	7	—	—	—
Net issuance of restricted stock	—	(21)	25	—	—	—
Purchase of treasury stock	—	—	(100)	—	—	—
Net earnings	—	—	—	332	—	21
Other comprehensive loss	—	—	—	—	4	(2)
Balance, June 30, 2019	$3	$1,116	$(1,653)	$5,598	$(670)	$108

	BorgWarner Inc. stockholder's equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2017	$3	$1,118	$(1,445)	$4,531	$(490)	$109
Dividends declared ($0.34 per share) *	—	—	—	(71)	—	(35)
Net issuance for executive stock plan	—	1	5	—	—	—
Net issuance of restricted stock	—	(9)	10	—	—	—
Purchase of treasury stock	—	—	(114)	—	—	—
Adoption of accounting standards	—	—	—	16	(14)	—
Net earnings	—	—	—	497	—	24
Other comprehensive income (loss)	—	—	—	—	(78)	(4)
Balance, June 30, 2018	$3	$1,110	$(1,544)	$4,973	$(582)	$94
____________________________________
* The dividends declared relate to BorgWarner common stock.

(16) Accumulated Other Comprehensive Loss

The following tables summarize the activity within accumulated other comprehensive loss during the three and six months ended June 30, 2019 and 2018:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, March 31, 2019	$(450)	$—	$(227)	$2	$(675)
Comprehensive (loss) income before reclassifications	(15)	(1)	1	—	(15)
Income taxes associated with comprehensive (loss) income before reclassifications	2	—	(4)	—	(2)
Reclassification from accumulated other comprehensive loss	—	—	28	—	28
Income taxes reclassified into net earnings	—	—	(6)	—	(6)
Ending balance, June 30, 2019	$(463)	$(1)	$(208)	$2	$(670)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, March 31, 2018	$(229)	$(4)	$(214)	$3	$(444)
Comprehensive (loss) income before reclassifications	(149)	(1)	6	—	(144)
Income taxes associated with comprehensive (loss) income before reclassifications	3	—	(1)	—	2
Reclassification from accumulated other comprehensive loss	—	3	2	—	5
Income taxes reclassified into net earnings	—	(1)	—	—	(1)
Ending balance, June 30, 2018	$(375)	$(3)	$(207)	$3	$(582)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, December 31, 2018	$(441)	$—	$(235)	$2	$(674)
Comprehensive (loss) income before reclassifications	(20)	(1)	4	—	(17)
Income taxes associated with comprehensive (loss) income before reclassifications	(2)	—	(1)	—	(3)
Reclassification from accumulated other comprehensive loss	—	—	31	—	31
Income taxes reclassified into net earnings	—	—	(7)	—	(7)
Ending balance, June 30, 2019	$(463)	$(1)	$(208)	$2	$(670)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, December 31, 2017	$(294)	$(1)	$(198)	$3	$(490)
Adoption of Accounting Standards	—	—	(14)	—	(14)
Comprehensive (loss) income before reclassifications	(87)	(6)	2	—	(91)
Income taxes associated with comprehensive (loss) income before reclassifications	6	1	—	—	7
Reclassification from accumulated other comprehensive loss	—	4	4	—	8
Income taxes reclassified into net earnings	—	(1)	(1)	—	(2)
Ending balance, June 30, 2018	$(375)	$(3)	$(207)	$3	$(582)

(17) Leases

The majority of the Company's global lease portfolio represents leases of real estate, such as manufacturing facilities, warehouses, and office buildings, while the remainder represents leases of personal property, such as vehicle leases, manufacturing and IT equipment. Most of the leases are operating leases with options to renew, with renewal terms that can extend the lease term from 1 to 5 years. The option to renew is included in the lease term if it is reasonably certain that the Company will exercise that option. Certain leases also include options to terminate or purchase the leased asset. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. The amount recognized in lease assets and liabilities for lease arrangements that include an option for renewal or early termination that is reasonably certain of being exercised is immaterial. The Company's lease agreements do not contain any material residual value guarantee or material restrictive covenants. The Company's policy is to account for the lease and non-lease components as a single lease component for all asset classes.

ASC 842 requires that the rate implicit in the lease be used if readily determinable. Generally, implicit rates are not readily determinable in the Company's contracts and the incremental borrowing rate is used for each lease arrangement. The incremental borrowing rates are determined using rates specific to the term of the lease, economic environments where lease activity is concentrated, value of lease portfolio, and assuming full collateralization of the loans.

All leases with an initial term of 12 months or less that do not include an option to extend or purchase the underlying asset that the Company is reasonably certain to exercise ("short-term leases") are not recorded on the consolidated balance sheet and lease expense is recognized on a straight-line basis over the lease term.

The following table presents the operating lease assets and lease liabilities as of June 30, 2019:

(in millions)		June 30, 2019
Assets
Operating lease assets	Other non-current assets	$95
Total operating lease assets		$95

Liabilities
Current
Operating lease liabilities	Accounts payable and accrued expenses	$22
Noncurrent
Operating lease liabilities	Other non-current liabilities	71
Total operating lease liabilities		$93

In the three and six months ended June 30, 2019, the Company recorded operating lease cost of $6 million and $13 million, respectively, reflected in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. The finance lease cost including amortization of leased assets and interest on lease liabilities was less than $1 million in the six months ended June 30, 2019. Variable costs for the six months ended June 30, 2019 are immaterial, and the Company does not have sublease income or gains/losses on sale leaseback transactions.

The following table presents the maturity of lease liabilities as of June 30, 2019:

(in millions)	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$11
2020	20
2021	15
2022	12
2023	9
After 2023	39
Total (undiscounted) lease payments	$106
Less: Imputed interest	13
Present value of lease liabilities	$93

Total rent expense was $11 million and $21 million for the three and six months ended June 30, 2018. Future minimum operating lease payments at December 31, 2018 were as follows:

(in millions)
2019	$24
2020	21
2021	15
2022	13
2023	10
After 2023	38
Total minimum lease payments	$121

The following table presents the lease terms and discount rates as of June 30, 2019:

Weighted-average remaining lease term (years)
Operating leases	8
Finance leases	3
Weighted-average discount rate
Operating leases	2.8%
Finance leases	3.3%

The operating cash flows for operating leases were $12 million for the six months ended June 30, 2019.

As of June 30, 2019, the operating and finance leases that the Company signed but have not yet commenced are immaterial.

(18)  Contingencies

The Company's environmental and product liability contingencies are discussed separately below. In the normal course of business, the Company is also party to various other commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these other commercial and legal matters or, if not, what the impact might be. The Company's management does not expect that an adverse outcome in any of these other commercial and legal claims, actions and complaints will have a material adverse effect on the Company's results of operations, financial position or cash flows, although it could be material to the results of operations in a particular quarter.

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

The Company has an accrual for environmental liabilities of $8 million and $9 million as of June 30, 2019 and December 31, 2018, respectively. This accrual is based on information available to the Company (which in most cases includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives).

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

The Company’s asbestos-related claims activity during the six months ended June 30, 2019 and 2018 is as follows:

	2019	2018
Beginning Claims January 1	8,598	9,225
New Claims Received	1,111	1,020
Dismissed Claims	(793)	(786)
Settled Claims	(154)	(189)
Ending Claims June 30	8,762	9,270

From the mid-2000s through June 30, 2019 and December 31, 2018, the Company incurred $596 million and $574 million, respectively, in asbestos-related claim resolution costs (including settlement payments and judgments) and associated defense costs. During the six months ended June 30, 2019 and 2018, the Company paid $15 million and $28 million, respectively, in asbestos-related claim resolution costs and associated defense costs. These gross payments are before tax benefits and any potential insurance receipts. Asbestos-related claim resolution costs and associated defense costs are reflected in the Company's operating cash flows.

The Company reviews, on an ongoing basis, its own experience in handling asbestos-related claims and trends affecting asbestos-related claims in the U.S. tort system generally, for the purposes of assessing the value of pending asbestos-related claims and the number and value of those that may be asserted in the future, as well as potential recoveries from the Company’s insurance carriers with respect to such claims and defense costs. The Company has accrued estimated amounts in its consolidated financial statements on account of asbestos-related claims that have been asserted but not yet resolved and for claims that have not yet been asserted. The Company's estimate of asbestos-related claim resolution costs and associated defense costs is not discounted to present value and includes an estimate of liability for potential future claims not yet asserted through December 31, 2064 with a runoff through 2074. The Company currently believes that December 31, 2074 is a reasonable assumption as to the last date on which it is likely to have resolved all asbestos-related claims, based on the nature and useful life of the Company’s products and the likelihood of incidence of asbestos-related disease in the U.S. population generally. As of June 30, 2019 and June 30, 2018, the Company’s reasonable best estimate of the aggregate liability for both asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted, including estimated defense costs, is as follows:

(in millions)	2019	2018
Beginning asbestos liability as of January 1	$805	$828
Claim resolution costs and associated defense costs	(22)	(28)
Ending asbestos liability as of June 30	$783	$800

The Company’s estimate of the claim resolution costs and associated defense costs for asbestos-related claims asserted but not yet resolved and potential claims not yet asserted is its reasonable best estimate of such costs. Such estimate is subject to numerous uncertainties. These include future legislative or judicial changes affecting the U.S. tort system, bankruptcy proceedings involving one or more co-defendants, the impact and timing of payments from bankruptcy trusts that currently exist and those that may exist in the future, disease emergence and associated claim filings, the impact of future settlements or significant judgments, changes in the medical condition of claimants, changes in the treatment of asbestos-related disease, and any changes in settlement or defense strategies. The balances recorded for asbestos-related claims are based on the best available information and assumptions that the Company believes are reasonable, including as to the number of future claims that may be asserted, the percentage of claims that may result in a payment, the average cost to resolve such claims, and potential defense costs. The Company has concluded that it is reasonably possible that it may incur additional losses through 2074 for asbestos-related claims, in addition to amounts recorded, of up to approximately $100 million as of June 30, 2019 and December 31, 2018. The various assumptions utilized in arriving at the Company’s estimate may also change over time, and the Company’s actual liability for asbestos-related claims asserted but not yet resolved and those not yet asserted may be higher or lower than the Company’s estimate as a result of such changes.

The Company has certain insurance coverage applicable to asbestos-related claims including primary insurance and excess insurance coverage.  Prior to June 2004, claim resolution costs and defense costs associated with all asbestos-related claims were paid by the Company's primary layer insurance carriers under a series of interim funding arrangements. In June 2004, primary layer insurance carriers notified the Company of the alleged exhaustion of their policy limits. A declaratory judgment action was filed in January 2004 in the Circuit Court of Cook County, Illinois by Continental Casualty Company and related companies against the Company and certain of its historical general liability insurance carriers. The Cook County court has issued a number of interim rulings, and discovery is continuing in this proceeding. The Company is vigorously pursuing the litigation against all insurance carriers that continue to be parties to it, which currently includes excess insurance carriers, as well as pursuing settlement discussions with its insurance carriers where appropriate. The Company has entered into settlement agreements with certain of its insurance carriers, resolving such insurance carriers’ coverage disputes through the insurance carriers’ agreement to pay specified amounts to the Company, either immediately or over a specified period. Through June 30, 2019 and December 31, 2018, the Company received $272 million and $271 million, respectively, in cash and notes from insurance carriers on account of asbestos-related claim resolution costs and associated defense costs.

As of June 30, 2019 and December 31, 2018, the Company estimates that it has $386 million in aggregate insurance coverage available with respect to asbestos-related claims, and their associated defense costs. The Company has recorded this insurance coverage as a long-term receivable for asbestos-related claim resolution costs and associated defense costs that have been incurred, less cash and notes received, and remaining limits as a deferred insurance asset with respect to liabilities recorded for potential future costs for asbestos-related claims. The Company has determined the amount of that estimate by taking into account the remaining limits of the insurance coverage, the number and amount of potential claims from co-insured parties, potential remaining recoveries from insolvent insurance carriers, the impact of previous insurance settlements, and coverage available from solvent insurance carriers not party to the coverage litigation. The Company’s estimated remaining insurance coverage relating to asbestos-related claims and their associated defense costs is the subject of disputes with its insurance carriers, substantially all of which are being adjudicated in the Cook County insurance litigation. The Company believes that its insurance receivable is probable of collection notwithstanding those disputes based on, among other things, the arguments made by the insurance carriers in the Cook County litigation and evaluation of those arguments by the Company and its counsel, the case law applicable to the issues in dispute, the rulings to date by the Cook County court, the absence of any credible evidence alleged by the insurance carriers that they are not liable to indemnify the Company, and the fact that the Company has recovered a substantial portion of its insurance coverage,

$272 million, through June 30, 2019, from its insurance carriers under similar policies. However, the resolution of the insurance coverage disputes, and the number and amount of claims on our insurance from co-insured parties, may increase or decrease the amount of such insurance coverage available to the Company as compared to the Company’s estimate.

The amounts recorded in the Condensed Consolidated Balance Sheets respecting asbestos-related claims are as follows:

	June 30,	December 31,
(in millions)	2019	2018
Assets:
Other long-term asbestos-related insurance receivables	$324	$303
Deferred asbestos-related insurance asset	$62	$83
Total insurance assets	$386	$386
Liabilities:
Accounts payable and accrued expenses	$49	$50
Other non-current liabilities	734	755
Total accrued liabilities	$783	$805

On July 31, 2018, the Division of Enforcement of the Securities and Exchange Commission ("SEC") informed the Company that it is conducting an investigation related to the Company's accounting for asbestos-related claims not yet asserted. The Company is fully cooperating with the SEC in connection with its investigation.

(19) Restructuring

In the third quarter of 2017, the Company initiated actions within its Engine segment designed to improve future profitability and competitiveness and started exploring strategic options for the non-core product lines. As a continuation of these actions, the Company recorded restructuring expense of $4 million and $11 million during the three and six months ended June 30, 2019, and $28 million and $33 million during the three and six months ended June 30, 2018, respectively, primarily related to professional fees and employee termination benefits. Additionally, in the first quarter of 2019, the Company initiated a separate voluntary termination program in the Engine segment and recorded restructuring expense of $7 million and $11 million in the three and six months ended June 30, 2019, respectively. The Company will continue its plan to improve the future profitability and competitiveness of its business in the Engine segment. These actions may result in the recognition of additional restructuring charges that could be material.

The Company recorded restructuring expense of $3 million in the six months ended June 30, 2019 related to Corporate restructuring activities.

Additionally, the Company recorded restructuring expense of $3 million and $6 million in the three and six months ended June 30, 2018, respectively, in the Drivetrain segment primarily related to manufacturing footprint rationalization activities.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

The following tables display a rollforward of the severance accruals recorded within the Company's Condensed Consolidated Balance Sheet and the related cash flow activity for the three and six months ended June 30, 2019 and 2018:

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2018	$4	$21	$25
Provision	—	7	7
Cash payments	—	(20)	(20)
Balance at March 31, 2019	$4	$8	$12
Provision	—	8	8
Cash payments	—	(2)	(2)
Balance at June 30, 2019	$4	$14	$18

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2017	$4	$1	$5
Provision	1	1	2
Cash payments	(1)	(1)	(2)
Translation adjustment	1	—	1
Balance at March 31, 2018	$5	$1	$6
Provision	1	26	27
Cash payments	(1)	(5)	(6)
Balance at June 30, 2018	$5	$22	$27

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards described in the Note 14, "Stock-Based Compensation," to the Condensed Consolidated Financial Statements are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$172	$272	$332	$497
Weighted average shares of common stock outstanding	205.7	208.6	206.1	209.0
Basic earnings per share of common stock	$0.84	$1.30	$1.61	$2.38

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$172	$272	$332	$497

Weighted average shares of common stock outstanding	205.7	208.6	206.1	209.0
Effect of stock-based compensation	1.1	1.3	0.9	1.3
Weighted average shares of common stock outstanding including dilutive shares	206.8	209.9	207.0	210.3
Diluted earnings per share of common stock	$0.83	$1.30	$1.60	$2.36

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share:	—	0.1	—	0.2

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

Net Sales by Reporting Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Engine	$1,569	$1,674	$3,167	$3,390
Drivetrain	998	1,034	1,980	2,117
Inter-segment eliminations	(16)	(14)	(30)	(29)
Net sales	$2,551	$2,694	$5,117	$5,478

Adjusted EBIT

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Engine	$249	$279	$490	$559
Drivetrain	102	116	207	237
Adjusted EBIT	351	395	697	796
Restructuring expense	13	31	27	39
Merger, acquisition and divestiture expense	5	1	6	3
Other expense (income)	—	—	14	(5)
Officer stock awards modification	—	(4)	2	(4)
Corporate, including equity in affiliates' earnings and stock-based compensation	39	41	81	94
Interest income	(2)	(1)	(5)	(3)
Interest expense	14	15	28	31
Other postretirement expense (income)	27	(2)	27	(5)
Earnings before income taxes and noncontrolling interest	255	314	517	646
Provision for income taxes	73	30	164	125
Net earnings	182	284	353	521
Net earnings attributable to the noncontrolling interest, net of tax	10	12	21	24
Net earnings attributable to BorgWarner Inc.	$172	$272	$332	$497

Total Assets

	June 30,	December 31,
(in millions)	2019	2018
Engine	$4,780	$4,731
Drivetrain	3,906	3,920
Total	8,686	8,651
Corporate *	1,545	1,444
Total assets	$10,231	$10,095
____________________________________
*    Corporate assets include investments and other long-term receivables and certain deferred income taxes.

(22) Recent Transactions

Romeo Power Technology

In May 2019, the Company invested $50 million, $46 million of which was paid in the second quarter of 2019, in exchange for a 20% equity interest in Romeo Power Technology ("Romeo") , a technology-leading battery module and pack supplier. The Company accounts for this investment in Series A-1 Preferred Stock of Romeo under the measurement alternative in ASC 321, "Investments - Equity Securities" for equity investments without a readily determinable fair value. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Additionally, the Company and Romeo will form a new joint venture where the Company will own 60% interest. The joint venture will focus on producing battery module and pack technology.

Rinehart Motion Systems LLC and AM Racing LLC

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

In connection with the acquisition, the Company recognized intangible assets of $5 million, goodwill of $7 million within the Drivetrain reporting segment, and other assets and liabilities of $2 million to reflect the preliminary fair value of the assets acquired and liabilities assumed. The intangible assets will be amortized over a period of 2 to 15 years. Various valuation techniques were used to determine the fair value of the intangible assets, with the primary techniques being forms of the income approach, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, the Company is required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Due to the nature of the transaction, goodwill is not deductible for tax purposes.

The Company is in the process of finalizing all purchase accounting adjustments related to the acquisition of Cascadia Motion. Certain estimated values for the acquisition, including goodwill, intangible assets and deferred taxes, are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value as of the date of acquisition.

Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the current and prior reporting period is not provided.

(23) Assets and Liabilities Held For Sale

In 2017, the Company started exploring strategic options for non-core product lines in the Engine segment, launched an active program to locate a buyer and initiated all other actions required to complete the plan to sell and exit the non-core pipe and thermostat product lines. During 2018, the Company continued its marketing efforts with interested parties and engaged in active discussions with these parties. In December 2018, after finalizing negotiations regarding various aspects of the sale, the Company entered into a definitive agreement to sell its thermostat product lines for approximately $28 million subject to customary adjustments. All closing conditions were satisfied, and the sale was closed on April 1, 2019. The Company received cash proceeds of $27 million in the six months ended June 30, 2019. Additionally, during the six months ended June 30, 2019, the Company entered into agreements to transition its pipes product lines to multiple buyers, for inconsequential proceeds. Based on the cash proceeds in conjunction with the closing of the transaction to sell the thermostat product lines, the Company determined no additional gain or loss on sale was required during the six months ended June 30, 2019. During the six months ended June 30, 2019, the assets and liabilities were removed from the Condensed Consolidated Balance Sheet. The business did not meet the criteria to be classified as a discontinued operation.

The Company is in the process of finalizing all purchase price adjustments related to the sale of non-core product lines. Subsequent adjustments may be necessary based on the finalization of this process.

The assets and liabilities classified as held for sale at December 31, 2018 were as follows:

December 31,
(millions of dollars)	2018
Receivables, net	$15
Inventories, net	42
Prepayments and other current assets	12
Property, plant and equipment, net	45
Goodwill	7
Other intangible assets, net	20
Impairment of carrying value	(94)
Total assets held for sale	$47

Accounts payable and accrued expenses	$18
Other liabilities	5
Total liabilities held for sale	$23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Net sales for the three months ended June 30, 2019 totaled $2,551 million, a 5.3% decrease from the three months ended June 30, 2018. Excluding the impact of weaker foreign currencies, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of acquisitions and divestitures, net sales decreased approximately 0.3%.

Cost of sales as a percentage of net sales was 79.9% in the three months ended June 30, 2019 compared to 78.5% in the three months ended June 30, 2018. Gross profit and gross margin were $513 million and 20.1% in the three months ended June 30, 2019 compared to $580 million and 21.5% in the three months ended June 30, 2018. The reduction of gross margin is primarily due to the impact of lower revenue, cost of recently enacted tariffs and supplier cost reductions not keeping pace with normal customer price deflation. The Company's material cost of sales was 55.6% and 54.1% of net sales in the three months ended June 30, 2019 and 2018, respectively. The Company's remaining cost to convert raw material to finished product was comparable to the three months ended June 30, 2018.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2019 decreased $25 million to $212 million as compared to $237 million for the three months ended June 30, 2018, primarily due to lower compensation expenses. SG&A as a percentage of net sales was 8.3% and 8.8% for the three months ended June 30, 2019 and 2018, respectively. R&D expenses, which are included in SG&A expenses, for the three months ended June 30, 2019, increased $1 million to $113 million as compared to $112 million for the three months ended June 30, 2018. R&D as a percentage of net sales was 4.4% and 4.2% for the three months ended June 30, 2019 and 2018, respectively.

Other expense, net of $16 million for the three months ended June 30, 2019 includes $13 million of restructuring expense primarily related to actions within the Engine segment designed to improve future profitability and competitiveness, and $5 million of expenses related to the Company's review of strategic acquisition targets, including the 20% equity interest in Romeo Power Technology. The Company will continue its plan to improve the future profitability and competitiveness of its business in the Engine segment. These actions may result in the recognition of additional restructuring charges that could be material.

Other expense, net of $30 million for the three months ended June 30, 2018 includes $31 million of restructuring expense primarily related to actions within the Engine segment designed to improve future profitability and competitiveness and $1 million of expenses primarily related to divestiture activities for the non-core pipes and thermostat product lines.

Equity in affiliates’ earnings of $9 million decreased $4 million as compared with the three months ended June 30, 2018 due to lower industry volumes.

Interest expense of $14 million was relatively flat from the three months ended June 30, 2018.

Other postretirement expense (income) of $27 million increased $29 million as compared with the three months ended June 30, 2019. The Company settled approximately $50 million of its pension projected benefit obligation by liquidating approximately $50 million in plan assets through a lump-sum pension de-risking disbursement made to an insurance company. Pursuant to this agreement, the insurance company unconditionally and irrevocably guarantees all future payments to certain participants that were receiving payments from the U.S. pension plan. The insurance company assumes all investment risk associated with the assets that were delivered as part of this transaction. Additionally, during the three months ended June 30, 2019, the Company discharged certain U.S. pension plan obligations by making lump-sum payments of $13 million to former employees of the Company. As a result, the Company settled $63 million of projected pension obligation by liquidating of pension plan assets and recorded a non-cash settlement loss of $26 million related to the accelerated recognition of unamortized losses.

The Company's effective tax rate for the six months ended June 30, 2019 was 31.7%. This rate includes reductions of income tax expenses of $7 million related to restructuring expense, and $5 million related to other one-time adjustments. This rate also includes an increase in income tax expense of $22 million due to the U.S. Department of the Treasury’s issuance of the final regulations in the first quarter of 2019 related to the calculation of the one-time transition tax. Excluding the impact of these non-comparable items, the Company estimated its annual effective tax rate associated with ongoing operations to be approximately 27% for the year ending December 31, 2019.

The Company's effective tax rate for the first six months ended June 30, 2018 was 19.4%. This rate includes income tax expense of $1 million related to a commercial settlement gain and reductions of income tax expense of $8 million which is associated with restructuring expense, $13 million related to adjustments to measurement period provisional estimates associated with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), $21 million related to an increase to our deferred tax asset due to the Company's ability to record a tax benefit for certain foreign tax credits now available due to actions the Company took in the second quarter, and $10 million for other one-time tax adjustments.

The Company’s earnings per diluted share were $0.83 and $1.30 for the three months ended June 30, 2019 and 2018, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended June 30,
	2019	2018
Non-comparable items:
Pension settlement loss	$(0.10)	$—
Restructuring expense	(0.05)	(0.11)
Merger, acquisition and divestiture expense	(0.02)	(0.01)
Officer stock awards modification	—	0.02
Tax adjustments	—	0.21
Total impact of non-comparable items per share — diluted	$(0.17)	$0.11

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Net sales for the six months ended June 30, 2019 totaled $5,117 million, a 6.6% decrease from the six months ended June 30, 2018. Excluding the impact of weaker foreign currencies, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of acquisitions and divestitures, net sales decreased approximately 1.8%.

Cost of sales as a percentage of net sales was 79.8% in the six months ended June 30, 2019 compared to 78.6% in the six months ended June 30, 2018. Gross profit and gross margin were $1,032 million and 20.2% in the six months ended June 30, 2019 compared to $1,171 million and 21.4% in the six months ended June 30, 2018. The reduction of gross margin is primarily due to the impact of lower revenue, cost of recently enacted tariffs and supplier cost reductions not keeping pace with normal customer price deflation. The Company's material cost of sales was 55.4% and 54.6% of net sales in the six months ended June 30, 2019 and 2018, respectively. The Company's remaining cost to convert raw material to finished product was comparable to the six months ended June 30, 2018.

Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2019 decreased $52 million to $438 million as compared to $490 million for the six months ended June 30, 2018, primarily due to lower research and development ("R&D") and compensation expenses. SG&A as a percentage of net sales was 8.6% and 8.9% for the six months ended June 30, 2019 and 2018, respectively. R&D expenses, which are included in SG&A expenses, for the six months ended June 30, 2019, decreased $12 million to $217 million as compared to $229 million for the six months ended June 30, 2018. R&D as a percentage of net sales was 4.2% for both of the six months ended June 30, 2019 and 2018.

Other expense, net of $45 million for the six months ended June 30, 2019 includes $27 million of restructuring expense primarily related to actions within the Engine segment designed to improve future profitability and competitiveness, $14 million of expenses related to the receipt of a final unfavorable arbitration decision associated with the resolution of a matter related to a previous acquisition, and $6 million of expenses related to the Company's review of strategic acquisition targets, including the 20% equity interest in Romeo Power Technology. The Company will continue its plan to improve the future profitability and competitiveness of its business in the Engine segment. These actions may result in the recognition of additional restructuring charges that could be material.

Other expense, net of $35 million for the six months ended June 30, 2018 includes $39 million of restructuring expense primarily related to actions within the Engine segment designed to improve future profitability and competitiveness and $3 million of expenses primarily related to divestiture activities for the non-core pipes and thermostat product lines and a gain of $4 million related to the settlement of a commercial contract for an entity acquired in the 2015 Remy acquisition.

Equity in affiliates’ earnings of $18 million decreased $5 million as compared with the six months ended June 30, 2018 due to lower industry volumes.

Interest expense of $28 million decreased $3 million as compared with the six months ended June 30, 2018, primarily due to lower debt and cross-currency swaps executed in 2018, offset by a decrease in capitalized interest. See Note 12, "Financial Instruments," to the Condensed Consolidated Financial Statements for further discussion of the cross-currency swaps.

Other postretirement expense (income) of $27 million increased $32 million as compared with the six months ended June 30, 2019. The Company settled approximately $50 million of its pension projected benefit obligation by liquidating approximately $50 million in plan assets through a lump-sum pension de-risking disbursement made to an insurance company. Pursuant to this agreement, the insurance company unconditionally and irrevocably guarantees all future payments to certain participants that were receiving payments from the U.S. pension plan. The insurance company assumes all investment risk associated with the assets that were delivered as part of this transaction. Additionally, during the three months ended June 30, 2019, the Company discharged certain U.S. pension plan obligations by making lump-sum payments of $13 million to former employees of the Company. As a result, the Company settled $63 million of projected pension obligation by liquidating an equivalent amount of pension plan assets and recorded a non-cash settlement loss of $26 million related to the accelerated recognition of unamortized losses.

The Company's effective tax rate for the six months ended June 30, 2019 was 31.7%. This rate includes reductions of income tax expenses of $7 million related to restructuring expense, and $5 million related to other one-time adjustments. This rate also includes an increase in income tax expense of $22 million due to the U.S. Department of the Treasury’s issuance of the final regulations in the first quarter of 2019 related to the calculation of the one-time transition tax. Excluding the impact of these non-comparable items, the Company estimated its annual effective tax rate associated with ongoing operations to be approximately 27% for the year ending December 31, 2019.

The Company's effective tax rate for the six months ended June 30, 2018 was 19.4%. This rate includes income tax expense of $1 million related to a commercial settlement gain and reductions of income tax expense of $8 million which is associated with restructuring expense, $13 million related to adjustments to measurement period provisional estimates associated with the Tax Act, $21 million related to an increase to our deferred tax asset due to the Company's ability to record a tax benefit for certain foreign tax credits now available due to actions the Company took in the second quarter, and $10 million for other one-time tax adjustments.

The Company’s earnings per diluted share were $1.60 and $2.36 for the six months ended June 30, 2019 and 2018, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Six Months Ended June 30,
	2019	2018
Non-comparable items:
Restructuring expense	$(0.11)	$(0.14)
Pension settlement loss	(0.10)	—
Loss on arbitration	(0.07)	—
Merger, acquisition and divestiture expense	(0.02)	(0.02)
Officer stock awards modification	(0.01)	0.02
Gain on commercial settlement	—	0.01
Tax adjustments	(0.09)	0.21
Total impact of non-comparable items per share — diluted	$(0.40)	$0.08

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

Net Sales by Reporting Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Engine	$1,569	$1,674	$3,167	$3,390
Drivetrain	998	1,034	1,980	2,117
Inter-segment eliminations	(16)	(14)	(30)	(29)
Net sales	$2,551	$2,694	$5,117	$5,478

Adjusted EBIT

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Engine	$249	$279	$490	$559
Drivetrain	102	116	207	237
Adjusted EBIT	351	395	697	796
Restructuring expense	13	31	27	39
Merger, acquisition and divestiture expense	5	1	6	3
Other expense (income)	—	—	14	(5)
Officer stock awards modification	—	(4)	2	(4)
Corporate, including equity in affiliates' earnings and stock-based compensation	39	41	81	94
Interest income	(2)	(1)	(5)	(3)
Interest expense	14	15	28	31
Other postretirement expense (income)	27	(2)	27	(5)
Earnings before income taxes and noncontrolling interest	255	314	517	646
Provision for income taxes	73	30	164	125
Net earnings	182	284	353	521
Net earnings attributable to the noncontrolling interest, net of tax	10	12	21	24
Net earnings attributable to BorgWarner Inc.	$172	$272	$332	$497

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

The Engine segment net sales decreased $105 million, or 6.3%, from the three months ended June 30, 2018. Excluding the impact of weaker foreign currencies, primarily the Euro, Chinese Renminbi, and Korean Won, and the net impact of acquisitions and divestitures, net sales decreased approximately 0.4% from the three months ended June 30, 2018, due to a decline in industry volumes. The Engine segment Adjusted EBIT margin was 15.9% in the three months ended June 30, 2019, down from 16.7% in the three months ended June 30, 2018 primarily due to industry volume declines and supplier cost reductions not keeping pace with normal customer price deflation.

The Drivetrain segment net sales decreased $36 million, or 3.5%, from the three months ended June 30, 2018. Excluding the impact of weaker foreign currencies, primarily the Euro, Chinese Renminbi, and Korean Won, net sales increased approximately 0.2% from the three months ended June 30, 2018, primarily due to higher net new business. The Drivetrain segment Adjusted EBIT margin was 10.2% in the three months ended June 30, 2019 down from 11.2% in the three months ended June 30, 2018, primarily due to higher research and development spending and startup costs for launches.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

The Engine segment net sales decreased $223 million, or 6.6%, from the six months ended June 30, 2018. Excluding the impact of weaker foreign currencies, primarily the Euro, Chinese Renminbi, and Korean Won, and the net impact of acquisitions and divestitures, net sales decreased approximately 1.1% from the six months ended June 30, 2018, due to a decline in industry volumes. The Engine segment Adjusted EBIT margin was 15.5% in the six months ended June 30, 2019, down from 16.5% in the six months ended June 30, 2018 primarily due to industry volume declines and supplier cost reductions not keeping pace with normal customer price deflation.

The Drivetrain segment net sales decreased $137 million, or 6.5%, from the six months ended June 30, 2018. Excluding the impact of weaker foreign currencies, primarily the Euro, Chinese Renminbi and Korean Won, net sales decreased approximately 2.8% from the six months ended June 30, 2018, primarily due to a decline in industry volumes. The Drivetrain segment Adjusted EBIT margin was 10.5% in the six months ended June 30, 2019 down from 11.2% in the six months ended June 30, 2018, primarily due to industry volume declines, higher research and development spending and startup costs for launches.

Outlook

Based on the mid-point of guidance, the Company expects a modest year over year decline in revenue, excluding the impact of foreign currencies and the net impact of acquisitions and divestitures. Net new business-related sales growth is expected to partially offset the impact of the declining global industry production expected in 2019.

The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The several trends that are driving the Company's long-term growth are expected to continue, including increased turbocharger adoption in North America and Asia, the increased adoption of automated transmissions in Europe and Asia Pacific, and the move to variable-cam timing in Europe and Asia Pacific. The Company's long-term growth is also expected to ultimately benefit from the adoption of product offerings for hybrid and electric vehicles.

FINANCIAL CONDITION AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. At June 30, 2019, the Company had $710 million of cash, of which $599 million of cash is held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions.

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

The Company has a $1.2 billion multi-currency revolving credit facility, which includes a feature that allows the Company's facility to be increased to $1.5 billion with approval of the bank group. The facility provides for borrowings through June 29, 2022. The Company has one key financial covenant as part of the credit agreement which is a debt to EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") ratio. The Company was in compliance with the financial covenant at June 30, 2019 and expects to remain compliant in future periods. At June 30, 2019 and December 31, 2018, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding of $1.2 billion. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2019 and December 31, 2018.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1.2 billion.

In addition to the credit facility, the Company's universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions.

On February 6, 2019 and April 25, 2019, the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. These dividends were paid on March 15, 2019 and June 17, 2019, respectively.

At June 30, 2019, the Company had a credit rating of BBB+ from both Standard & Poor's and Fitch Ratings and Baa1 from Moody's. The current outlook from Standard & Poor's, Moody's, and Fitch Ratings is stable. None of the Company's debt agreements requires accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities increased $162 million to $467 million in the first six months of 2019 from $305 million in the first six months of 2018. The cash increase from operating activities of $162 million primarily reflects favorable changes in working capital, offset by lower net earnings adjusted for non-cash charges to operations.

Net cash used in investing activities increased $10 million to $277 million in the first six months of 2019 from $267 million in the first six months of 2018. This increase is primarily due to the equity investment in Romeo Power Technology, the acquisition of Rinehart Motion Systems LLC and AM Racing LLC, offset by lower capital expenditures, including tooling outlays, and proceeds from the sale of the non-core pipe and thermostat product lines.

Net cash used in financing activities increased $3 million to $218 million in the first six months of 2019 from $215 million in the first six months of 2018. This increase is primarily driven by higher net debt repayments, offset by lower share repurchases.

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

CONTINGENCIES

The Company's environmental and product liability contingencies are discussed separately below. In the normal course of business, the Company is also party to various other commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these other commercial and legal matters or, if not, what the impact might be. The Company's management does not expect that an adverse outcome in any of these other commercial and legal claims, actions and complaints will have a material adverse effect on the Company's results of operations, financial position or cash flows, although it could be material to the results of operations in a particular quarter.

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

See  Note 18, - "Contingencies," to the Condensed Consolidated Financial Statements for further details and information respecting the Company’s environmental liability.

Asbestos-related Liability

Like many other industrial companies that have historically operated in the United States, the Company, or parties the Company is obligated to indemnify, continues to be named as one of many defendants in asbestos-related personal injury actions. The Company has an estimated liability of $783 million as of June 30, 2019 for asbestos-related claims and associated costs through 2074, which is the last date by which the Company currently estimates it is likely to have resolved all asbestos-related claims. The Company additionally estimates that, as of June 30, 2019, it has aggregate insurance coverage available in the amount of $386 million to satisfy asbestos-related claims and associated defense costs.  See  Note 18 - "Contingencies," to the Condensed Consolidated Financial Statements for further details and information respecting the Company’s asbestos-related liability and corresponding insurance asset.

New Accounting Pronouncements

See Note 2 - "New Accounting Pronouncements," to the Condensed Consolidated Financial Statements for a detailed description of new applicable accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning our exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company's most significant currency exposures relate to the Chinese Renminbi, the Euro, the Hungarian Forint, the Japanese Yen, the Mexican Peso, the Swedish Krona and the South Korean Won. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implement strategies to respond to changing economic and political environments. The depreciation of the British Pound post the United Kingdom's 2016 vote to leave the European Union and planned implementation actions are not expected to have a significant impact on the Company since net sales from the United Kingdom represent less than 2% of the Company's net sales in 2018. In addition, the Company periodically enters into forward currency contracts in order to reduce exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency.

The foreign currency translation adjustment loss of $13 million and $22 million for the three and six months ended June 30, 2019, and loss of $146 million and $81 million for the three and six months ended June 30, 2018, contained within the Company's Condensed Consolidated Statements of Comprehensive Income (Loss) represent the foreign currency translational impacts of converting its non-U.S. dollar subsidiaries' financial statements to the Company’s reporting currency (U.S. Dollar). The foreign currency translation adjustment loss of $13 million in the three months ended June 30, 2019 was primarily due to the impact of a strengthening U.S. dollar against Chinese Renminbi and Korean Won, which both increased approximately 2% from March 31, 2019, partially offset by a weakening U.S. dollar against the Euro, which decreased approximately 1% from March 31, 2019. The foreign currency translation adjustment loss of $22 million in the six months ended June 30, 2019 was primarily due to the impact of a strengthening U.S. dollar against the Euro and Korean Won, which increased approximately 1% and 4% from December 31, 2018, respectively. The foreign currency translation adjustment loss of $146 million and $81 million in the three and six months ended June 30, 2018 was primarily due to the impact of a strengthening U.S. dollar against the Euro, which increased approximately 6% and 3% from March 31, 2018 and December 31, 2017, respectively.

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

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 18 - "Contingencies," to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of environmental, asbestos-related liability and other litigation, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors authorized the purchase of up to 79.6 million shares of the Company's common stock in the aggregate. As of June 30, 2019, the Company had repurchased 75.4 million shares in the aggregate under the common stock repurchase program. All shares purchased under this authorization have been and will continue to be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2019:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Month Ended April 30, 2019
Common Stock Repurchase Program	143,196	$42.59	143,196	4,902,323
Employee transactions	3,500	$40.99	—
Month Ended May 31, 2019
Common Stock Repurchase Program	542,161	$37.03	542,161	4,360,162
Employee transactions	—	$—	—
Month Ended June 30, 2019
Common Stock Repurchase Program	118,851	$38.08	118,851	4,241,311
Employee transactions	—	$—	—

Item 6.	Exhibits

Exhibit 10.1	Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Employees.*

Exhibit 10.2	Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Stock Units Award Agreement for Non-U.S. Employees.*

Exhibit 10.3	Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Performance Share Award Agreement.*

Exhibit 10.4	Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors.*

Exhibit 10.5	Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Stock Units Award Agreement for Non-U.S. Directors.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
____________________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in his capacity as the Registrant’s Controller (Principal Accounting Officer).

BorgWarner Inc.

(Registrant)

By	/s/ Thomas J. McGill
(Signature)

Thomas J. McGill

Vice President and Controller
(Principal Accounting Officer)

Date: July 25, 2019