Form 10-Q
period 2020-03-31
BORGWARNER INC
filed 2020-05-06
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐  No ☑
As of May 1, 2020, the registrant had 207,309,940 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2020

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) (including Management's Discussion and Analysis of Financial Condition and Results of Operations) may constitute forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as "anticipates," "believes," "continues," "could," "designed," "effect," "estimates," "evaluates," "expects," "forecasts," "goal," "guidance," "initiative," "intends," "may," "outlook," "plans," "potential," "predicts," "project," "pursue," "seek," "should," "target," "when," "will," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading "Critical Accounting Policies" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”), are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Forward-looking statements are not guarantees of performance and the Company's actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include: uncertainties regarding the extent and duration of impacts of matters associated with COVID-19/coronavirus; the failure to complete our anticipated acquisition of Delphi Technologies PLC (“Delphi Technologies”), as a result of, by way of example, the failure to: satisfy the conditions to the completion of the transaction, obtain the regulatory approvals required for the transaction on the terms expected or on the anticipated schedule, or obtain Delphi Technologies stockholder approval in a timely manner or otherwise; our dependence on automotive and truck production, both of which are highly cyclical; our reliance on major OEM customers; commodities availability and pricing; supply disruptions; fluctuations in interest rates and foreign currency exchange rates; availability of credit; our dependence on key management; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims; future changes in laws and regulations, including, by way of example, tariffs, in the countries in which we operate; and the other risks, including, by way of example, pandemics and quarantines, noted in reports that we file with the Securities and Exchange Commission, including Item 1A, "Risk Factors" in our most recently-filed Form 10-K as updated by Item 1A of this report. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$901	$832
Receivables, net	1,735	1,921
Inventories, net	847	807
Prepayments and other current assets	258	276
Total current assets	3,741	3,836

Property, plant and equipment, net	2,839	2,925
Investments and other long-term receivables	315	318
Goodwill	1,818	1,842
Other intangible assets, net	383	402
Other non-current assets	406	379
Total assets	$9,502	$9,702

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$286	$286
Accounts payable and accrued expenses	1,793	1,977
Income taxes payable	45	66
Total current liabilities	2,124	2,329

Long-term debt	1,664	1,674

Other non-current liabilities:
Retirement-related liabilities	302	306
Other	548	549
Total other non-current liabilities	850	855

Common stock	3	3
Capital in excess of par value	1,109	1,145
Retained earnings	6,036	5,942
Accumulated other comprehensive loss	(801)	(727)
Common stock held in treasury, at cost	(1,623)	(1,657)
Total BorgWarner Inc. stockholders’ equity	4,724	4,706
Noncontrolling interest	140	138
Total equity	4,864	4,844
Total liabilities and equity	$9,502	$9,702

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Net sales	$2,279	$2,566
Cost of sales	1,832	2,047
Gross profit	447	519

Selling, general and administrative expenses	213	226
Other expense, net	45	29
Operating income	189	264

Equity in affiliates’ earnings, net of tax	(5)	(9)
Interest income	(2)	(3)
Interest expense	12	14
Other postretirement income	(2)	—
Earnings before income taxes and noncontrolling interest	186	262

Provision for income taxes	49	91
Net earnings	137	171
Net earnings attributable to the noncontrolling interest, net of tax	8	11
Net earnings attributable to BorgWarner Inc.	$129	$160

Earnings per share — basic	$0.63	$0.77

Earnings per share — diluted	$0.63	$0.77

Weighted average shares outstanding:
Basic	205.7	206.5
Diluted	206.2	207.1

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
Net earnings attributable to BorgWarner Inc.	$129	$160

Other comprehensive income (loss)
Foreign currency translation adjustments*	(74)	(9)
Hedge instruments*	(2)	—
Defined benefit postretirement plans*	2	8
Total other comprehensive loss attributable to BorgWarner Inc.	(74)	(1)

Comprehensive income attributable to BorgWarner Inc.*	55	159

Net earnings attributable to noncontrolling interest, net of tax	8	11
Other comprehensive (loss) income attributable to the noncontrolling interest*	(3)	1
Comprehensive income	$60	$171
____________________________________

*	Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
OPERATING
Net earnings	$137	$171
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	112	107
Stock-based compensation expense	10	8
Asset impairment	9	—
Restructuring expense, net of cash paid	2	7
Deferred income tax benefit	(5)	(2)
Tax reform adjustments to provision for income taxes	—	22
Equity in affiliates’ earnings, net of dividends received, and other	(4)	6
Net earnings adjusted for non-cash charges to operations	261	319
Changes in assets and liabilities:
Receivables	152	(95)
Inventories	(58)	(31)
Prepayments and other current assets	(8)	(23)
Accounts payable and accrued expenses	(96)	(120)
Prepaid taxes and income taxes payable	8	(12)
Other assets and liabilities	4	2
Net cash provided by operating activities	263	40

INVESTING
Capital expenditures, including tooling outlays	(117)	(117)
Payments for business acquired, net of cash acquired	(2)	(10)
Proceeds from settlement of net investment hedges	1	—
Proceeds from sale of business, net of cash divested	—	23
Payments for investments in equity securities	—	(1)
Proceeds from asset disposals and other, net	(2)	1
Net cash used in investing activities	(120)	(104)

FINANCING
Additions to debt, net of debt issuance costs	13	11
Repayments of debt, including current portion	(14)	(26)
Payments for purchase of treasury stock	—	(67)
Payments for stock-based compensation items	(12)	(14)
Dividends paid to BorgWarner stockholders	(35)	(35)
Dividends paid to noncontrolling stockholders	(14)	(22)
Net cash used in financing activities	(62)	(153)
Effect of exchange rate changes on cash	(12)	(5)
Net increase (decrease) in cash and cash equivalents	69	(222)
Cash and cash equivalents, including restricted cash at beginning of year	832	739
Cash and cash equivalents, including restricted cash at end of period	$901	$517

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$29	$26
Income taxes, net of refunds	$43	$68
See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet as of December 31, 2019 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

A novel strain of COVID-19/coronavirus was first identified in Wuhan, China in December 2019 and subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19/coronavirus has surfaced in nearly all regions around the world and resulted in travel restrictions, closing of borders and business slowdowns or shutdowns in affected areas. As a result, COVID-19/coronavirus has impacted the Company's business globally. Many OEMs have announced that they have suspended manufacturing operations, particularly in North America and Europe, on a temporary basis due to market conditions and matters associated with COVID-19/coronavirus. Additionally, as a global manufacturer, the Company is responding to shelter-in-place and similar government orders in various locations around the world, including throughout the United States and Europe, resulting in the temporary closures of the Company's manufacturing and assembly facilities.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company's goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19/coronavirus as of March 31, 2020 and through the date of this report. As a result of these assessments, there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company's Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2020. However, the Company's future assessment of the magnitude and duration of COVID-19/coronavirus, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods.

(2) New Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards

Update ("ASU") No. 2020-4, "Reference Rate Reform (Topic 848)." It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These optional expedients and exceptions allow a company to choose not to apply certain modification accounting requirements under GAAP to contracts affected by reference rate reform. A company that makes this election would present and account for a modified contract as a continuation of the existing contract. It also enables a company to continue to apply hedge accounting for hedging relationships in which the critical terms change due to rate reform. This guidance was effective March 12, 2020 and provides relief to contract modifications through December 31, 2022. The Company adopted this guidance on March 12, 2020, and there was no impact to the Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." It requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance (Subtopic 350-40). This guidance was effective for interim and annual periods beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2020, and the impact on its Condensed Consolidated Financial Statements was immaterial.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)." It removes disclosure requirements on fair value measurements including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. It also amends and clarifies certain disclosures and adds new disclosure requirements including the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This guidance was effective for interim and annual periods beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2020, and there was no impact to the Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)." It replaces the current incurred loss impairment method with a new method that reflects expected credit losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. This guidance was effective for annual periods beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2020, and the impact on its Condensed Consolidated Financial Statements was immaterial.

Accounting Standards Not Yet Adopted

In January 2020, the FASB issued ASU No. 2020-1, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint  Ventures (Topic 323), and Derivatives and Hedging (Topic 815)." It clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. Specifically, for the purposes of applying the ASC Topic 321 measurement alternative, a company should consider observable transactions immediately before applying or upon discontinuing the equity method. Additionally, when determining the accounting for certain forward contracts and purchased options entered into to purchase securities, a company should not consider if the underlying securities would be accounted for under the equity method (ASC Topic 323) or fair value option (ASC Topic 825). This guidance is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company is still evaluating the impact of this guidance on its Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." It removes certain exceptions to the general principles in Accounting

Standards Codification ("ASC") Topic 740 and improve consistent application of and simplify GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)." It (i) requires the removal of disclosures that are no longer considered cost beneficial; (ii) clarifies specific requirements of certain disclosures; and (iii) adds new disclosure requirements, including the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and reasons for significant gains and losses related to changes in the benefit obligation. This guidance is effective for annual periods beginning after December 15, 2020, and early adoption is permitted. The Company does not expect this guidance to have a material impact and it will include enhanced disclosures in the Consolidated Financial Statements upon adoption.

(3) Revenue from Contracts with Customers

The Company manufactures and sells products, primarily to OEMs of light vehicles and, to a lesser extent, to other OEMs of commercial vehicles, off-highway vehicles, certain tier one vehicle systems suppliers and into the aftermarket. Although the Company may enter into long-term supply arrangements with its major customers, the prices and volumes are not fixed over the life of the arrangements, and a contract does not exist for purposes of applying ASC Topic 606, "Revenue from Contracts with Customers", until volumes are contractually known. Revenue is recognized when performance obligations under the terms of a contract are satisfied, which generally occurs with the transfer of control of the Company's products. For most of the Company's products, transfer of control occurs upon shipment or delivery; however, a limited number of the Company's customer arrangements for highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $9 million and $10 million at March 31, 2020 and December 31, 2019, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company's Condensed Consolidated Balance Sheets.
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
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Accounts payable and accrued expenses and Other non-current liabilities in the

Condensed Consolidated Balance Sheets and were $13 million and $9 million at March 31, 2020 and $10 million and $12 million at December 31, 2019, respectively. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. The Company evaluates the underlying economics of each amount of consideration payable to a customer to determine the proper accounting by understanding the reasons for the payment, the rights and obligations resulting from the payment, the nature of the promise in the contract, and other relevant facts and circumstances. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. The Company recognizes a reduction to revenue, when the products that the upfront payments are related to, are transferred to the customer based on the total amount of products expected to be sold over the term of the arrangement (generally 3 to 7 years). The Company evaluates the amounts capitalized each period end for recoverability and expenses any amounts that are no longer expected to be recovered over the term of the business arrangement. The Company had $38 million and $37 million recorded in Prepayments and other current assets in the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, respectively. The Company had $171 million and $180 million recorded in Other non-current assets in the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, respectively.
The Company's business is comprised of two reporting segments: Engine and Drivetrain. Refer to Note 20, "Reporting Segments," to the Condensed Consolidated Financial Statements for more information. The following table represents a disaggregation of revenue from contracts with customers by segment and region:

	Three Months Ended March 31,
	2020			2019
(In millions)	Engine	Drivetrain	Total	Engine	Drivetrain	Total
North America	$387	$423	$810	$412	$445	$857
Europe	711	191	902	801	227	1,028
Asia	291	242	533	340	303	643
Other	30	4	34	31	7	38
Total	$1,419	$860	$2,279	$1,584	$982	$2,566

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2020	2019
Gross R&D expenditures	$118	$121
Customer reimbursements	(9)	(17)
Net R&D expenditures	$109	$104

The Company has contracts with several customers at the Company's various R&D locations. None of the Company's R&D-related customer reimbursements under these contracts exceeded 5% of net R&D expenditures in any of the periods presented.

(5) Other Expense, Net

Items included in Other expense, net consist of:

	Three Months Ended March 31,
(in millions)	2020	2019
Merger, acquisition and divestiture expense	$21	$1
Restructuring expense	15	14
Asset impairment	9	—
Unfavorable arbitration loss	—	14
Other expense, net	$45	$29

During the three months ended March 31, 2020 and 2019, the Company recorded $21 million and $1 million, respectively, of merger, acquisition and divestiture expense, primarily related to professional fees. The expense for 2020 primarily related to the Company's anticipated acquisition of Delphi Technologies PLC and the expense for 2019 primarily related to divestiture activities for non-core pipe and thermostat product lines.

During the three months ended March 31, 2020, the Company recorded restructuring expense of $15 million, primarily related to actions to reduce structural costs. During the three months ended March 31, 2019, the Company recorded restructuring expense of $14 million. This restructuring expense primarily related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. Refer to Note 18, "Restructuring," to the Condensed Consolidated Financial Statements for more information.

During the three months ended March 31, 2020, the Company recorded a $9 million asset impairment cost to record its investment in Romeo Systems, Inc. ("Romeo") at its fair value of $41 million at March 31, 2020. Refer to Note 21, "Recent Transactions and Events," to the Condensed Consolidated Financial Statements for more information.

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

The Company's effective tax rate for the three months ended March 31, 2020 was 26%. This rate includes reductions in income tax expense of $4 million related to restructuring expense and $12 million for other one-time adjustments. The other one-time adjustments primarily relate to tax law changes in India that were enacted during the quarter and the release of certain unrecognized tax benefits due to the closure of an audit.

The Company's effective tax rate for the three months ended March 31, 2019 was 34.7%. This rate includes reductions of income tax expense of $3 million related to restructuring expense and $5 million for other one-time tax adjustments. This rate also includes an increase in income tax expense of $22 million due to the U.S. Department of the Treasury's issuance of the final regulations in the first quarter of 2019 related to the calculation of the one-time transition tax associated with the Tax Cuts and Jobs Act of 2017.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates which differ from those in the U.S., U.S. taxes on foreign earnings, the realization of certain business tax credits, including foreign tax credits, and favorable permanent differences between book and tax treatment for certain items, including equity in affiliates' earnings.

(7) Inventories, Net

Certain U.S. inventories are measured by the last-in, first-out (“LIFO”) method at the lower of cost or market, while other U.S. and foreign operations use the first-in, first-out (“FIFO”) or average-cost methods at the lower of cost and net realizable value. Inventories, net consisted of the following:

	March 31,	December 31,
(in millions)	2020	2019
Raw material and supplies	$536	$502
Work in progress	114	113
Finished goods	211	207
FIFO inventories	861	822
LIFO reserve	(14)	(15)
Inventories, net	$847	$807

(8) Property, Plant and Equipment, Net

	March 31,	December 31,
(in millions)	2020	2019
Land, land use rights and buildings	$869	$860
Machinery and equipment	3,056	2,971
Construction in progress	334	360
Finance lease assets	—	1
Total property, plant and equipment, gross	4,259	4,192
Less: accumulated depreciation	(1,657)	(1,513)
Property, plant and equipment, net, excluding tooling	2,602	2,679
Tooling, net of amortization	237	246
Property, plant and equipment, net	$2,839	$2,925

As of March 31, 2020 and December 31, 2019, accounts payable of $55 million and $102 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the three months ended March 31, 2020 and 2019 were $4 million and $5 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2020	2019
Beginning balance, January 1	$116	$103
Provisions for current period sales	15	15
Adjustments of prior estimates	5	7
Payments	(18)	(18)
Translation adjustment	(2)	—
Ending balance, March 31	$116	$107

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(in millions)	2020	2019
Accounts payable and accrued expenses	$64	$63
Other non-current liabilities	52	53
Total product warranty liability	$116	$116

(10) Notes Payable and Long-Term Debt

As of March 31, 2020 and December 31, 2019, the Company had short-term and long-term debt outstanding as follows:

	March 31,	December 31,
(in millions)	2020	2019
Short-term debt
Short-term borrowings	$34	$34

Long-term debt
4.625% Senior notes due 09/15/20 ($250 million par value)	251	251
1.80% Senior notes due 11/7/22 (€500 million par value)	549	558
3.375% Senior notes due 03/15/25 ($500 million par value)	497	497
7.125% Senior notes due 02/15/29 ($121 million par value)	119	119
4.375% Senior notes due 03/15/45 ($500 million par value)	494	494
Term loan facilities and other	6	7
Total long-term debt	1,916	1,926
Less: current portion	252	252
Long-term debt, net of current portion	$1,664	$1,674

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of March 31, 2020 and December 31, 2019, the Company had $34 million in borrowings under these facilities, which are classified in Notes payable and short-term debt on the Condensed Consolidated Balance Sheets.

The weighted average interest rate on short-term borrowings outstanding as of March 31, 2020 and December 31, 2019 was 2.3% and 2.5%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of March 31, 2020 and December 31, 2019 was 2.8%.

On March 13, 2020, the Company amended its multi-currency revolving credit facility by increasing the size of the facility from $1.2 billion to $1.5 billion and by extending the maturity until March 13, 2025. The multi-currency revolving credit agreement provides for the facility to automatically increase to $2.0 billion upon the closing of the anticipated acquisition of Delphi Technologies PLC. Additionally, the agreement allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant which is a debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. The Company was in compliance with the financial covenant at March 31, 2020. At March 31, 2020 and December 31, 2019, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding, which increased from $1.2 billion to $1.5 billion effective March 13, 2020. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2020 and December 31, 2019.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1.5 billion.

As of March 31, 2020 and December 31, 2019, the estimated fair values of the Company’s senior unsecured notes totaled $1,945 million and $2,025 million, respectively. The estimated fair values were

$35 million higher than their carrying value at March 31, 2020 and $106 million higher than their carrying value at December 31, 2019. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $28 million at March 31, 2020 and December 31, 2019. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

		Basis of fair value measurements
(in millions)	Balance at March 31, 2020	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$3	$—	$3	$—	A
Interest rate swaption contracts	$1	$—	$1	$—	A
Net investment hedge contracts	$30	$—	$30	$—	A
Liabilities:
Foreign currency contracts	$4	$—	$4	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2019	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Net investment hedge contracts	$3	$—	$3	$—	A
Liabilities:
Foreign currency contracts	$1	$—	$1	$—	A
Net investment hedge contracts	$8	$—	$8	$—	A

(12) Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps and options, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2020 and December 31, 2019, the Company had no derivative contracts that contained credit risk related contingent features.

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At March 31, 2020 and December 31, 2019, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged March 31, 2020	Volume hedged December 31, 2019	Units of measure	Duration
Copper	148	203	Metric Tons	Dec - 20

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At December 31, 2019, the Company had no outstanding interest rate swaps. On February 19, 2020, the Company executed a €750 million notional interest rate swaption contract expiring June 30, 2020, and designated this contract as a cash flow hedge, to mitigate against interest rate fluctuations on anticipated debt issuance. The premium cost for this contract is immaterial. For the three months ended March 31, 2020, the Company recorded a deferred gain of $1 million in accumulated other comprehensive income (loss) ("AOCI") related to this swaption.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). The Company has also designated its Euro-denominated debt as a net investment hedge of the Company's investment in European subsidiaries. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At March 31, 2020 and December 31, 2019, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency March 31, 2020	Notional in traded currency December 31, 2019	Ending Duration
Brazilian real	Euro	—	1	Mar - 20
British pound	Euro	—	9	Mar - 20
British pound	US dollar	—	4	Mar - 20
Chinese renminbi	US dollar	5	2	Dec - 20
Euro	British pound	2	—	Jan - 21
Euro	Chinese renminbi	22	—	Oct - 20
Euro	Japanese yen	290	383	Dec - 20
Euro	Polish zloty	165	—	Dec - 20
Euro	US dollar	11	18	Dec - 20
Indian rupee	Japanese yen	78	—	Jul - 20
Indian rupee	US dollar	3	—	May - 20
Japanese yen	Chinese renminbi	26	—	Jul - 20
Japanese yen	Korean won	3,705	—	Dec - 20
Japanese yen	US dollar	1	—	Jul - 20
Korean won	Euro	10	13	Dec - 20
Korean won	Japanese yen	530	409	Dec - 20
Korean won	US dollar	38	4	Dec - 20
Swedish krona	Euro	—	3	Jan - 20
US dollar	Euro	2	14	Dec - 20
US dollar	Mexican peso	380	—	Mar - 21

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). At March 31, 2020 and December 31, 2019, the following cross-currency swap contracts were outstanding:

	Cross-Currency Swaps
(in millions)	Notional in USD	Notional in Local Currency	Duration
Fixed $ to fixed €	$500	€450	Mar - 25
Fixed $ to fixed ¥	$100	¥10,978	Feb - 23

At March 31, 2020 and December 31, 2019, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	March 31, 2020	December 31, 2019	Location	March 31, 2020	December 31, 2019
Foreign currency	Prepayments and other current assets	$2	$—	Accounts payable and accrued expenses	$4	$1
Net investment hedges	Other non-current assets	$30	$3	Other non-current liabilities	$—	$8
Commodity	Prepayments and other current assets	$—	$—	Accounts payable and accrued expenses	$—	$—
Swaption	Prepayments and other current assets	$1	$—	Accounts payable and accrued expenses	$—	$—
Derivatives not designated as hedging instruments
Foreign currency	Prepayments and other current assets	$1	$—	Accounts payable and accrued expenses	$—	$—

Effectiveness for cash flow hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Gains and losses arising from these contracts that are included in the assessment of effectiveness are deferred into AOCI and reclassified into income as the underlying operating transactions are recognized. These realized gains or losses offset the hedged transaction and are recorded on the same line in the statement of operations. The initial value of any component excluded from the assessment of effectiveness will be recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method will be recognized in AOCI.

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2020 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2020	December 31, 2019
Foreign currency	$(3)	$—	$(3)
Interest rate swaption	1	—	—
Net investment hedges:
Foreign currency	6	5	—
Cross-currency swaps	51	16	—
Foreign currency denominated debt	(9)	(17)	—
Total	$46	$4	$(3)

Derivative instruments designated as cash flow hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended March 31, 2020
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income(loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$2,279	$1,832	$213	$(74)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$(3)
Gain (loss) reclassified from AOCI to income	$—	$—	$—

	Three Months Ended March 31, 2019
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income(loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$2,566	$2,047	$226	$(1)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$—
Gain (loss) reclassified from AOCI to income	$(1)	$—	$1	$—

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income during the periods presented below.

(in millions)	Three Months Ended March 31,
Net investment hedges	2020	2019
Foreign currency	$1	$—
Cross-currency swaps	$35	$9
Foreign currency denominated debt	$8	$12

Derivatives designated as net investment hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains recorded in Interest expense and finance charges on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended March 31,
Net investment hedges	2020	2019
Cross-currency swaps	$4	$3

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

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains and (losses) recorded in income:

(in millions)		Three Months Ended March 31,
Contract Type	Location	2020	2019
Foreign Currency	Selling, general and administrative expenses	$3	$(2)

(13) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2020 range from $10 million to $20 million, of which $5 million has been contributed through the first three months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are unfunded plans.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2020		2019
Three Months Ended March 31,	US	Non-US	US	Non-US	2020	2019
Service cost	$—	$5	$—	$5	$—	$—
Interest cost	1	2	2	3	1	1
Expected return on plan assets	(3)	(6)	(3)	(5)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(1)
Amortization of unrecognized loss	1	3	1	2	—	—
Net periodic benefit (income) cost	$(1)	$4	$—	$5	$—	$—

The components of net periodic benefit cost other than the service cost component are included in Other postretirement income in the Condensed Consolidated Statements of Operations.

(14) Stock-Based Compensation

The Company has granted restricted common stock and restricted stock units (collectively, "restricted stock") and performance share units as long-term incentive awards to employees and non-employee directors under the BorgWarner Inc. 2014 Stock Incentive Plan, as amended ("2014 Plan") and the BorgWarner Inc. 2018 Stock Incentive Plan ("2018 Plan"). The Company's Board of Directors adopted the 2018 Plan as a replacement to the 2014 Plan in February 2018, and the Company's stockholders approved the 2018 Plan at the annual meeting of stockholders on April 25, 2018. After stockholders approved the 2018 Plan, the Company could no longer make grants under the 2014 Plan. The shares that were available for issuance under the 2014 Plan were cancelled upon approval of the 2018 Plan. The 2018 Plan authorizes the issuance of a total of 7 million shares, of which approximately 5 million shares were available for future issuance as of March 31, 2020.

Restricted stock In the first three months of 2020, the Company granted restricted stock in the amount of 766,205 shares to employees. Restricted stock granted to employees generally vests 50% after two years and the remainder after three years. The Company recognizes the value of the restricted stock, which is equal to the market value of the Company’s common stock on the date of grant, as compensation expense ratably over the restricted stock's vesting period. As of March 31, 2020, the Company had $51 million of unrecognized compensation expense that will be recognized over a weighted average period of 2 years. The Company recorded restricted stock compensation expense of $7 million for the three months ended March 31, 2020 and 2019.

A summary of the Company’s nonvested restricted stock for the three months ended March 31, 2020 is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2019	1,664	$44.26
Granted	766	$34.05
Vested	(466)	$46.00
Forfeited	(9)	$42.23
Nonvested at March 31, 2020	1,955	$39.87

Performance share units The Company grants performance share units to members of senior management that vest at the end of three-year periods based the following metrics:

•	Total Stockholder Return Units: based on the Company's total stockholder return relative to a peer group of companies.

•	Relative Revenue Growth Units: based on the Company's revenue growth relative to the vehicle market.

•
Adjusted Earnings Per Share Units: introduced in the first quarter of 2020, this performance metric is based on the Company’s earnings per share adjusted for certain one-time items and non-operating gains and losses against a 3-year defined target.

A summary of the status of the Company’s nonvested performance share units for the three months ended March 31, 2020 is as follows:

	Total Stockholder Return		Relative Revenue Growth		Adjusted Earnings Per Share
	Number of shares (thousands)	Weighted average grant date fair value	Number of shares (thousands)	Weighted average grant date fair value	Number of shares (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2019	240	$64.61	240	$48.52	—	$—
Granted	142	$28.55	142	$34.11	115	$34.11
Vested	—	$—	—	$—	—	$—
Forfeited	—	$—	—	$—	—	$—
Nonvested at March 31, 2020	382	$48.02	382	$41.54	115	$34.11

The Company recorded compensation expense (reductions) for performance share units in the periods presented below:

	Three Months Ended March 31,
(in millions)	2020	2019
Total Stockholder Return	$1	$3
Relative Revenue Growth	2	(1)
Total compensation expense (reduction)	$3	$2

In 2018, the Company modified the vesting provisions of restricted stock and performance share unit grants made to certain retiring executive officers to allow certain of the outstanding awards, that otherwise would have been forfeited, to vest upon retirement. This resulted in net restricted stock and performance share unit compensation expense of $2 million for the three months ended March 31, 2019.

(15) Stockholders' Equity

The changes of the Stockholders' Equity items during the three months ended March 31, 2020 and 2019, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2019	$3	$1,145	$(1,657)	$5,942	$(727)	$138
Dividends declared ($0.17 per share*)	—	—	—	(35)	—	(3)
Net issuance for executive stock plan	—	(16)	12	—	—	—
Net issuance of restricted stock	—	(20)	22	—	—	—
Net earnings	—	—	—	129	—	8
Other comprehensive loss	—	—	—	—	(74)	(3)
Balance, March 31, 2020	$3	$1,109	$(1,623)	$6,036	$(801)	$140

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2018	$3	$1,146	$(1,585)	$5,336	$(674)	$119
Dividends declared ($0.17 per share*)	—	—	—	(35)	—	(20)
Net issuance for executive stock plan	—	(10)	7	—	—	—
Net issuance of restricted stock	—	(25)	21	—	—	—
Purchase of treasury stock	—	—	(69)	—	—	—
Net earnings	—	—	—	160	—	11
Other comprehensive income (loss)	—	—	—	—	(1)	1
Balance, March 31, 2019	$3	$1,111	$(1,626)	$5,461	$(675)	$111
____________________________________
* The dividends declared relate to BorgWarner common stock.

(16) Accumulated Other Comprehensive Loss

The following tables summarize the activity within Accumulated other comprehensive loss during the three months ended March 31, 2020 and 2019:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, December 31, 2019	$(497)	$—	$(230)	$—	$(727)
Comprehensive (loss) income before reclassifications	(64)	(2)	6	—	(60)
Income taxes associated with comprehensive (loss) income before reclassifications	(10)	—	(2)	—	(12)
Reclassification from accumulated other comprehensive loss	—	—	(3)	—	(3)
Income taxes reclassified into net earnings	—	—	1	—	1
Ending balance, March 31, 2020	$(571)	$(2)	$(228)	$—	$(801)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, December 31, 2018	$(441)	$—	$(235)	$2	$(674)
Comprehensive (loss) income before reclassifications	(5)	—	3	—	(2)
Income taxes associated with comprehensive (loss) income before reclassifications	(4)	—	3	—	(1)
Reclassification from accumulated other comprehensive loss	—	—	3	—	3
Income taxes reclassified into net earnings	—	—	(1)	—	(1)
Ending balance, March 31, 2019	$(450)	$—	$(227)	$2	$(675)

(17)  Contingencies

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

The Company's environmental contingencies are discussed below. The Company's management does not expect that an adverse outcome in any of these other commercial and legal claims, actions and complaints will have a material adverse effect on the Company's results of operations, financial position or cash flows, although such adverse outcome could be material to the results of operations in a particular quarter.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 14 such sites as of March 31, 2020 and December 31, 2019. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $3 million as of March 31, 2020 and December 31, 2019. This accrual is based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives).

Securities and Exchange Commission ("SEC") Investigation

On July 31, 2018, the Division of Enforcement of the SEC informed the Company that it is conducting an investigation related to the Company's historical accounting for asbestos-related claims not yet asserted. The Company is fully cooperating with the SEC in connection with its investigation.

(18) Restructuring

The Company has initiated a comprehensive plan to reduce existing structural costs. During the three months ended March 31, 2020, the Company recorded $5 million and $2 million in the Engine and Drivetrain segments, respectively, primarily related to severance costs, for actions associated with this plan. Additionally, the Company continues a voluntary termination program in the Engine segment that resulted in restructuring expense of $8 million and $4 million during the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2019, the Company recorded restructuring expense of $7 million, primarily related to professional fees and employee termination benefits, as a continuation of actions within the Engine segment to improve future profitability and competitiveness and explore strategic options for non-core product lines. The Company also recorded restructuring expense of $3 million during the three months ended March 31, 2019, related to Corporate restructuring activities.

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

The following tables display a rollforward of the severance accruals recorded within the Company's Condensed Consolidated Balance Sheet and the related cash flow activity for the three months ended March 31, 2020 and 2019:

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2019	$4	$30	$34
Provision	1	11	12
Cash payments	—	(13)	(13)
Balance at March 31, 2020	$5	$28	$33

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2018	$4	$21	$25
Provision	—	7	7
Cash payments	—	(20)	(20)
Balance at March 31, 2019	$4	$8	$12

(19) Earnings Per Share

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards described in the Note 14, "Stock-Based Compensation," to the Condensed Consolidated Financial Statements are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. The 114,720 of adjusted earnings per share performance share units granted in 2020 were excluded from the computation of the diluted earnings per share for the three months ended March 31, 2020 because the related performance criteria had not been met as of the balance sheet date.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$129	$160
Weighted average shares of common stock outstanding	205.7	206.5
Basic earnings per share of common stock	$0.63	$0.77

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$129	$160

Weighted average shares of common stock outstanding	205.7	206.5
Effect of stock-based compensation	0.5	0.6
Weighted average shares of common stock outstanding including dilutive shares	206.2	207.1
Diluted earnings per share of common stock	$0.63	$0.77

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share:	—	0.5

(20) Reporting Segments

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

Adjusted EBIT is the measure of segment income or loss used by the Company. The Company believes Adjusted EBIT is most reflective of the operational profitability or loss of its reporting segments. The following tables show segment information and Adjusted EBIT for the Company's reporting segments.

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2020	2019
Engine	$1,434	$1,598
Drivetrain	860	982
Inter-segment eliminations	(15)	(14)
Net sales	$2,279	$2,566

Adjusted EBIT

	Three Months Ended March 31,
(in millions)	2020	2019
Engine	$208	$241
Drivetrain	63	105
Adjusted EBIT	271	346
Merger, acquisition and divestiture expense	21	1
Restructuring expense	15	14
Asset impairment	9	—
Unfavorable arbitration loss	—	14
Officer stock awards modification	—	2
Corporate, including stock-based compensation	37	51
Equity in affiliates' earnings, net of tax	(5)	(9)
Interest income	(2)	(3)
Interest expense	12	14
Other postretirement income	(2)	—
Earnings before income taxes and noncontrolling interest	186	262
Provision for income taxes	49	91
Net earnings	137	171
Net earnings attributable to the noncontrolling interest, net of tax	8	11
Net earnings attributable to BorgWarner Inc.	$129	$160

Total Assets

	March 31,	December 31,
(in millions)	2020	2019
Engine	$4,388	$4,536
Drivetrain	3,887	4,075
Total	8,275	8,611
Corporate *	1,227	1,091
Total assets	$9,502	$9,702
____________________________________

*	Corporate assets include cash and cash equivalents, investments and other long-term receivables, and certain deferred income taxes.

(21) Recent Transactions and Events

Proposed Acquisition of Delphi Technologies PLC

On January 28, 2020, the Company entered into a definitive agreement (the "Transaction Agreement") to acquire Delphi Technologies PLC (“Delphi Technologies”) in an all-stock transaction. The transaction, which is expected to close in the second half of 2020, is subject to approval by Delphi Technologies' stockholders, receipt of regulatory approvals and satisfaction or waiver of other closing conditions.

On March 30, 2020, Delphi Technologies provided notice to the lenders pursuant to its credit agreement, dated September 7, 2017, as amended, to draw the full available amount under the revolving facility thereunder (the “Revolver Draw”), resulting in a total of $500 million outstanding under the revolving facility. Following the Revolver Draw, on March 30, 2020, the Company sent a written notice to Delphi Technologies asserting that Delphi Technologies materially breached the Transaction Agreement as a result of Delphi Technologies effecting the Revolver Draw without the Company’s prior written consent and asserting that, if such breach was not cured within 30 days, the Company had the right to terminate the Transaction Agreement. The Company received a response letter from Delphi Technologies on that date disputing the Company’s breach assertion on the basis that the Company unreasonably withheld and conditioned its consent to the Revolver Draw, in material breach of the Transaction Agreement.
On May 6, 2020, the Company and Delphi Technologies entered into an Amendment and Consent Agreement (the “Amendment”) pursuant to which, among other things, the Company consented to the Revolver Draw subject to the terms and conditions contained in the Amendment. The Amendment also amends the Transaction Agreement to include the following additional conditions to the Company's obligations to close the transaction (the “Closing”): (a) as of 11:59 p.m. (New York time) on the date immediately prior to the Closing, (i) the net amount of the revolver borrowings outstanding under the credit agreement (net of cash balances) does not exceed $115 million, and (ii) the total amount of revolver borrowings outstanding under the credit agreement does not exceed $225 million, and (b) Delphi Technologies has satisfied a specified net-debt-to-adjusted EBITDA ratio. In addition, the Company and Delphi Technologies have agreed to reduce the exchange ratio such that, pursuant to the terms of the Transaction Agreement, the Company will issue, in exchange for each Delphi Technologies share, 0.4307 shares of BorgWarner common stock. Other than as set forth in the Amendment, no additional changes or waivers with respect to the Transaction Agreement and the obligations thereunder were made, granted or consented to by the Company and Delphi Technologies and the Transaction Agreement remains in full force and effect in all respects.
Upon closing of the transaction, current BorgWarner stockholders are expected to own approximately 85% of the combined company, while current Delphi Technologies shareholders are expected to own approximately 15%.

BorgWarner Morse TEC LLC

Like many other industrial companies that have historically operated in the United States, the Company, or parties that the Company was obligated to indemnify, had been named as one of many defendants in asbestos-related personal injury actions. On October 30, 2019, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Enstar Holdings (US) LLC ("Enstar"). Pursuant to the Purchase Agreement, the Company transferred 100% of the equity interests of BorgWarner Morse TEC LLC ("Morse TEC") to Enstar. As Morse TEC was the obligor for the Company's asbestos-related liabilities and policyholder of the related insurance assets, the rights and obligations related to these items transferred upon the sale, and pursuant to the Purchase Agreement, Morse TEC indemnifies the Company and its affiliates for asbestos-related liabilities as more specifically described in the Purchase Agreement. This indemnification obligation with respect to Asbestos-Related Liabilities (as such term is defined in the Purchase Agreement) is not subject to any cap or time limitation. Following the completion of this transfer, the Company has no obligation with respect to previously recorded asbestos-related liabilities. In accordance with ASC Topic 810, "Consolidation," this subsidiary was derecognized as the Company ceased to control the entity, and the Company removed the associated assets and liabilities from the consolidated balance sheet.

Romeo Systems, Inc.

In May 2019, the Company invested $50 million in exchange for a 20% equity interest in Romeo, a technology-leading battery module and pack supplier. The Company accounts for this investment in Series A-1 Preferred Stock of Romeo under the measurement alternative in ASC Topic 321, "Investments - Equity Securities" for equity investments without a readily determinable fair value. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three months ended March 31, 2020, after completing a qualitative assessment which indicated the Company's equity investment in Romeo may have been impaired, the Company recorded a $9 million asset impairment cost to record this investment at its fair value of $41 million at March 31, 2020. The estimated fair value of Romeo was determined using unobservable inputs including quantitative information from lower valuations in recently completed or proposed financings and the liquidation preferences included in the Romeo stock agreements. These unobservable inputs are considered Level 3.

In September 2019, the Company and Romeo contributed total equity of $10 million and formed a new joint venture, BorgWarner Romeo Power LLC (the "Romeo JV"), in which the Company owns 60% interest.

Rinehart Motion Systems LLC and AM Racing LLC

On January 2, 2019, the Company acquired Rinehart Motion Systems LLC and AM Racing LLC, two established companies in the specialty electric and hybrid propulsion market, for approximately $15 million, of which $10 million was paid in the first quarter of 2019, $2 million was paid in the first quarter of 2020 and the remaining $3 million will be paid upon satisfaction of certain conditions.

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

(22) Subsequent Events

On April 13, 2020, a tornado struck the Company’s facility in Seneca, South Carolina (the "Seneca Plant"), causing damage to the Company’s assets. The Seneca Plant, which is one of the Company's largest drivetrain plants, was not in operation at the time.The Company is still assessing the full impact of the damage; however, the Company's insurance policies (less applicable deductibles) are expected to cover the repair or replacement of the Company’s assets that incurred loss or damage. In addition, the Company's insurance policies are expected to provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses sustained. The Seneca Plant resumed limited production on May 2, 2020; however the time to resume full operations cannot be estimated. The Company has not yet determined the full impact to its financial position, results of operations, or cash flows, including the timing of those impacts.

On April 29, 2020, the Company entered into a $750 million delayed-draw term loan that matures 364 days after the closing date of the facility. The facility expires or must be mandatorily prepaid upon the termination of the agreement related to the anticipated acquisition of Delphi Technologies, the receipt of proceeds from certain capital markets transactions, or the receipt of proceeds from certain asset sales outside the ordinary course of business. The Company has not drawn any amounts under this facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company” or "BorgWarner") is a global product leader in clean and efficient technology solutions for combustion, hybrid, and electric vehicles. Our products help improve vehicle performance, propulsion efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles, vans and light trucks). The Company's products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). The Company also manufactures and sells its products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, the Americas and Asia and is an original equipment supplier to every major automotive OEM in the world.

The Company's products fall into two reporting segments: Engine and Drivetrain. The Engine segment's products include turbochargers, timing systems, emissions systems and thermal systems. The Drivetrain segment's products include transmission systems, torque transfer systems and rotating electrical components.

COVID-19/CORONAVIRUS UPDATE

A novel strain of COVID-19/coronavirus was first identified in Wuhan, China in December 2019 and subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19/coronavirus has surfaced in nearly all regions around the world and resulted in travel restrictions, closing of borders and business slowdowns or shutdowns in affected areas. Furthermore, COVID-19/coronavirus has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. The continued spread of COVID-19/coronavirus has led to disruption and volatility in the global capital markets, which adversely impacts the access to capital and increases the cost of capital.

As a result, COVID-19/coronavirus has impacted our business globally. Many OEMs have announced that they have suspended manufacturing operations, particularly in North America and Europe, on a temporary basis due to market conditions and matters associated with COVID-19/coronavirus. Significant reductions in automotive or truck production would have an adverse effect on the Company's sales to OEMs in these regions, which comprised approximately 70% of the Company's total sales in 2019. Additionally, as a global manufacturer, we are responding to shelter-in-place and similar government orders in various locations around the world, including throughout the United States and Europe.

In response to the outbreak and business disruption, we have, first and foremost, prioritized the health and safety of our employees. Lessons learned from the first interactions with the COVID-19/coronavirus led to a number of employee safety measures to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, and various temporary closures of our manufacturing and assembly facilities.

The Company has implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. These actions include, but are not limited to:

•	a temporary 20% reduction in base salaries of the Company's senior executive leadership team and annual retainers of the Company’s non-employee directors;

•	up to 10% temporary base pay reductions for other salaried employees; and

•	reducing discretionary spending, such as outside professional services

The Company will continue to evaluate further ways to manage costs in line with reduced sales levels.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside of our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19/coronavirus on our financial condition, results of operations or cash flows in the future. However, we do expect that it will have a material adverse impact on our revenue and overall profitability and may lead to additional temporary closure costs, supply chain disruptions and a volatile effective tax rate driven by changes in the mix of earnings across the Company’s jurisdictions.

As of March 31, 2020, the Company had liquidity of $2,401 million, comprised of cash balances of $901 million and an undrawn revolving credit facility of $1,500 million. The Company is in full compliance with its covenants under the revolving credit facility and has full access to its undrawn revolving credit facility. Total debt maturities through the end of 2021 of $284 million include $34 million in short-term borrowings and $250 million in current portion of long-term borrowings. Given its strong liquidity position, the Company believes it will have sufficient liquidity and maintain compliance with all covenants throughout the next 12 months even in an environment with significantly lower OEM production volumes.

PROPOSED ACQUISITION OF DELPHI TECHNOLOGIES PLC

On January 28, 2020, the Company entered into a definitive agreement to acquire Delphi Technologies PLC (“Delphi Technologies”) in an all-stock transaction. Refer to Note 21, “Recent Transactions and Events,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information. The Company expects to pay fees, costs and expenses associated with the transaction with available cash. The following discussion and analysis of financial condition and results of operations does not address matters associated with the anticipated acquisition.

SENECA, SOUTH CAROLINA FACILITY TORNADO

On April 13, 2020, a tornado struck the Company’s facility in Seneca, South Carolina (the "Seneca Plant"), causing damage to the Company’s assets. The Seneca Plant, which is one of the Company's largest drivetrain plants, was not in operation at the time.The Company is still assessing the full impact of the damage; however, the Company's insurance policies (less applicable deductibles) are expected to cover the repair or replacement of the Company’s assets that incurred loss or damage. In addition, the Company's insurance policies are expected to provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses sustained. The Seneca Plant resumed limited production on May 2, 2020; however the time to resume full operations cannot be estimated. The Company has not yet determined the full impact to its financial position, results of operations, or cash flows, including the timing of those impacts.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Net sales for the three months ended March 31, 2020 totaled $2,279 million, a decrease of 11.2% from the three months ended March 31, 2019. Excluding the impact of weaker foreign currencies relative to the U.S. dollar, primarily the Euro, Chinese Renminbi and Korean Won and the net impact of acquisitions and divestitures, net sales decreased approximately 8.1% primarily due to the COVID-19/coronavirus impacts discussed above, including production slowdowns and shutdowns.

Cost of sales as a percentage of net sales was 80.4% during the three months ended March 31, 2020 compared to 79.8% during the three months ended March 31, 2019. Gross profit and gross margin were $447 million and 19.6% during the three months ended March 31, 2020 compared to $519 million and 20.2% during the three months ended March 31, 2019. The decrease in gross margin is primarily due to lower sales.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2020 were $213 million as compared to $226 million for the three months ended March 31, 2019. SG&A as a percentage of net sales was 9.3% and 8.8% for the three months ended March 31, 2020 and 2019, respectively. The $13 million reduction in SG&A was primarily due to reduced compensation-related costs and discretionary spending reductions, partially offset by an increase in Research and Development ("R&D") expenses. R&D expenses, net of customer reimbursements, which are included in SG&A expenses, for the three months ended March 31, 2020, increased $5 million to $109 million as compared to $104 million for the three months ended March 31, 2019. R&D as a percentage of net sales was 4.8% and 4.1% for the three months ended March 31, 2020 and 2019, respectively. The increase in R&D expenses was primarily due to reduced customer reimbursements in the period. The Company's current long-term expectation for R&D spending remains in the range of 4.0% to 4.5% of net sales.

Other expense, net of $45 million for the three months ended March 31, 2020 includes $21 million of expenses, primarily professional fees, related to the Company's strategic acquisition and divestiture activities, including the anticipated acquisition of Delphi Technologies, $15 million of restructuring expense primarily related to actions to reduce structural costs, and $9 million of asset impairment cost. Over the course of the next few years, the Company plans to take additional actions to reduce existing structural costs. These actions are expected to result in primarily cash restructuring costs in the $275 million to $300 million range through the end of 2023. The resulting annual cost savings are expected to be in the range of approximately $90 million to $100 million by 2023. The Company plans to utilize these savings to sustain the Company’s strong operating margin profile and long-term cost competitiveness.

Other expense, net of $29 million for the three months ended March 31, 2019 includes $14 million of restructuring expense primarily related to actions within the Engine segment designed to improve future profitability and competitiveness, $14 million of expenses related to the receipt of a final unfavorable arbitration decision associated with the resolution of a matter related to a previous acquisition, and $1 million of expenses primarily related to divestiture activities for non-core pipes and thermostat product lines.

Equity in affiliates’ earnings of $5 million decreased $4 million as compared with the three months ended March 31, 2019 due to lower industry volumes and cost pressures.

Interest expense of $12 million decreased $2 million as compared with the three months ended March 31, 2019 primarily due to lower debt.

The Company's effective tax rate for the three months ended March 31, 2020 was 26%. This rate includes reductions in income tax expense of $4 million related to restructuring expense and $12 million for other one-time adjustments. The other one-time adjustments primarily relate to tax law changes in India that were enacted during the quarter and the release of certain unrecognized tax benefits due to the closure of an audit. Excluding the impact of these non-comparable items, the Company estimated its annual effective tax rate associated with ongoing operations to be approximately 28% for the year ending December 31, 2020.

The Company's effective tax rate for the three months ended March 31, 2019 was 34.7%. This rate includes reductions of income tax expenses of $3 million related to restructuring expense and $5 million related to other one-time adjustments. This rate also includes an increase in income tax expense of $22 million due to the U.S. Department of the Treasury’s issuance of the final regulations in the first quarter of 2019 related to the calculation of the one-time transition tax associated with the Tax Cuts and Jobs Act of 2017.

The Company’s earnings per diluted share were $0.63 and $0.77 for the three months ended March 31, 2020 and 2019, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended March 31,
	2020	2019
Non-comparable items:
Merger, acquisition and divestiture expense	$(0.10)	$(0.01)
Restructuring expense	(0.06)	(0.05)
Asset impairment	(0.04)	—
Unfavorable arbitration loss	—	(0.07)
Officer stock awards modification	—	(0.01)
Tax adjustments	0.06	(0.09)
Total impact of non-comparable items per share — diluted	$(0.14)	$(0.23)

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

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2020	2019
Engine	$1,434	$1,598
Drivetrain	860	982
Inter-segment eliminations	(15)	(14)
Net sales	$2,279	$2,566

Adjusted EBIT

	Three Months Ended March 31,
(in millions)	2020	2019
Engine	$208	$241
Drivetrain	63	105
Adjusted EBIT	271	346
Merger, acquisition and divestiture expense	21	1
Restructuring expense	15	14
Asset impairment	9	—
Unfavorable arbitration loss	—	14
Officer stock awards modification	—	2
Corporate, including stock-based compensation	37	51
Equity in affiliates' earnings, net of tax	(5)	(9)
Interest income	(2)	(3)
Interest expense	12	14
Other postretirement income	(2)	—
Earnings before income taxes and noncontrolling interest	186	262
Provision for income taxes	49	91
Net earnings	137	171
Net earnings attributable to the noncontrolling interest, net of tax	8	11
Net earnings attributable to BorgWarner Inc.	$129	$160

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

The Engine segment net sales decreased $164 million, or 10.3%, from the three months ended March 31, 2019. Excluding the impact of weaker foreign currencies relative to the U.S. dollar, primarily the Euro, Chinese Renminbi, and Korean Won, and the net impact of acquisitions and divestitures, net sales decreased approximately 6.4% from the three months ended March 31, 2019, due to the COVID-19/coronavirus impacts discussed above, including production slowdowns and shutdowns. The Engine segment Adjusted EBIT margin was 14.5% during the three months ended March 31, 2020, down from 15.1% during the three months ended March 31, 2019, primarily due to the impact of lower sales.

The Drivetrain segment net sales decreased $122 million, or 12.4%, from the three months ended March 31, 2019. Excluding the impact of weaker foreign currencies relative to the U.S. dollar, primarily the Euro, Chinese Renminbi, and Korean Won, net sales decreased approximately 10.6% from the three months ended March 31, 2019, primarily due to the COVID-19/coronavirus impacts discussed above, including production slowdowns and shutdowns. The Drivetrain segment Adjusted EBIT margin was 7.3% during the three months ended March 31, 2020 down from 10.7% during the three months ended March 31, 2019, primarily due to the impact of lower sales and higher net research and development spending.

Outlook

The Company expects industry production to significantly decline in Europe, North America and China during 2020 driven mainly by the negative production impact caused by COVID-19/coronavirus. Net new business-related sales growth, due to increased penetration of BorgWarner products around the world, is expected to only partially offset the impact of declining global industry production expected. As a result, the Company expects declining revenue in 2020, excluding the impact of foreign currencies and the net impact of acquisitions and divestitures.

The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. The several trends that are driving the Company's long-term growth are expected to continue, including increased turbocharger adoption in North America and Asia, the increased adoption of automated transmissions in Asia Pacific, and increased global penetration of all-wheel drive. The Company's long-term growth is also expected to benefit from the adoption of product offerings for hybrid and electric vehicles.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. At March 31, 2020, the Company had $901 million of cash, of which $571 million of cash is held by our subsidiaries outside of the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions.

The majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions and other corporate expenses.

On March 13, 2020, the Company amended its multi-currency revolving credit facility by increasing the size of the facility from $1.2 billion to $1.5 billion and by extending the maturity until March, 13, 2025. The multi-currency revolving credit agreement provides for the facility to automatically increase to $2.0 billion upon the closing of the anticipated acquisition of Delphi Technologies PLC. Additionally, the agreement allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant which is a debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. The Company was in compliance with the financial covenant at March 31, 2020. At March 31, 2020 and December 31, 2019, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding, which increased from $1.2 billion to $1.5 billion effective March 13, 2020. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2020 and December 31, 2019.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1.5 billion.

In addition to the credit facility, the Company's universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions. On April 29, 2020, the Company entered into a $750 million delayed-draw term loan that matures 364 days after the closing date of the facility. The facility expires or must be mandatorily prepaid upon the termination of the agreement related to the anticipated acquisition of Delphi Technologies, the receipt of proceeds from a capital markets transaction, or the receipt of proceeds from any asset sales outside the ordinary course of business. The Company has not drawn any amounts under this facility and may alternatively issue an unsecured senior note.

On February 12, 2020 and April 29, 2020, the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. The dividends declared in the first quarter were paid on March 16, 2020, and the dividends declared in the second quarter will be paid on June 15, 2020.

From a credit quality perspective, the Company had a credit rating of BBB+ from both Standard & Poor's and Fitch Ratings and Baa1 from Moody's as of December 31, 2019, with a stable outlook from all rating agencies. On January 28, 2020, the Company entered into a definitive agreement to acquire Delphi Technologies. Due to uncertainties surrounding this anticipated transaction and the recent business disruptions from COVID-19/coronavirus, Moody's placed the Company's Baa1 rating under review for possible downgrade, while Standard & Poor's placed the Company on CreditWatch with negative implications. The Company’s current outlook from Fitch Ratings remained stable. None of the Company's debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities increased to $263 million in the first three months of 2020 from $40 million in the first three months of 2019. The $223 million increase in cash provided by operating activities primarily reflects favorable changes in working capital, partially offset by lower net earnings adjusted for non-cash charges to operations.

Net cash used in investing activities increased $16 million to $120 million in the first three months of 2020 from $104 million in the first three months of 2019. This increase is primarily due to the non-recurrence of the 2019 proceeds from the sale of the non-core pipe and thermostat product lines, partially offset by the 2019 acquisitions of Rinehart Motion Systems LLC and AM Racing LLC.

Net cash used in financing activities decreased $91 million to $62 million in the first three months of 2020 from $153 million in the first three months of 2019. This decrease is primarily driven by share repurchases of $67 million in the first three months of 2019 and lower repayments of debt in the first three months of 2020.

COVID-19/coronavirus has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company's ability to access capital or its customers’ ability to pay the Company for past or future purchases, which could negatively affect the Company's liquidity. The Company, however, believes that the combination of cash balances, cash from operations, available credit facilities, and the universal shelf registration capacity will be sufficient to satisfy its cash needs for current level of operations, planned operations for the foreseeable future and the current share repurchase program. The Company intends to continue to balance capital allocation to support its needs for internal growth, external growth, the return of capital to stockholders, debt reduction and cash conservation.

CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company's environmental contingencies are discussed below. The Company's management does not expect that an adverse outcome in any of these other commercial and legal claims, actions and complaints will have a material adverse effect on the Company's results of operations, financial position or cash flows, although such adverse outcome could be material to the results of operations in a particular quarter.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 14 such sites as of March 31, 2020 and December 31, 2019. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Refer to Note 17, "Contingencies," to the Condensed Consolidated Financial Statements for further details and information respecting the Company’s environmental liability.

New Accounting Pronouncements

Refer to Note 2, "New Accounting Pronouncements," to the Condensed Consolidated Financial Statements for a detailed description of new applicable accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning our exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The foreign currency translation adjustment loss of $74 million and $9 million for the three months ended March 31, 2020 and 2019, respectively, contained within the Company's Condensed Consolidated Statements of Comprehensive Income represent the foreign currency translational impacts of converting its non-U.S. dollar subsidiaries' financial statements to the Company’s reporting currency (U.S. dollar) and the related gains and losses arising from its net investment hedges. The foreign currency translation adjustment loss of $74 million during the three months ended March 31, 2020 was primarily due to the impact of a strengthening U.S. dollar against the Korean Won, Chinese Renminbi, and Brazilian Real, which increased approximately 5%, 2% and 23%, respectively, and decreased other comprehensive income from December 31, 2019 by approximately $21 million, $19 million and $19 million, respectively. The foreign currency translation adjustment loss of $9 million during the three months ended March 31, 2019 was primarily due to the impact of a strengthening U.S. dollar against the Euro, which increased approximately 2% and decreased other comprehensive income by approximately $46 million, offset by the impact of a weakening U.S. dollar against Chinese Renminbi and British Pound, which decreased approximately 3% and 2% and increased other comprehensive income by $24 million and $6 million, respectively, from December 31, 2018.

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

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. Refer to Note 17, "Contingencies," to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion of environmental, an open SEC investigation and other litigation which is incorporated herein by reference.

Item 1A. Risk Factors

During the three months ended March 31, 2020, there have been no material changes from the risk factors disclosed in the Company's Annual Report on the Form 10-K for the year ended December 31, 2019, except as described below:

Other risks

We face risks related to COVID-19/coronavirus pandemic that could adversely affect our business and financial performance.

The COVID-19/coronavirus pandemic has disrupted, and is likely to continue to disrupt, the global automotive industry and customer sales, production volumes, and purchases of light vehicles by end consumers. Global vehicle production has decreased, and some vehicle manufacturers have completely shut down manufacturing operations in some countries and regions, including the United States and Europe. As a result, we have experienced, and are likely to continue to experience, delays in the production and distribution of our products and the loss of sales. If the global economic effects caused by COVID-19/coronavirus continue or increase, overall customer demand may continue to decrease which could have a further adverse effect on our business, results of operations, and financial condition.

Global government directives and initiatives to reduce the transmission of COVID-19/coronavirus, such as the imposition of travel restrictions, closing of borders, stay-at-home directives and closing of entire plants, cities and countries, have materially impacted our operations. Furthermore, COVID-19/coronavirus has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, the continued spread of COVID-19/coronavirus has led to disruption and volatility in the global capital markets, which adversely impacts access to capital and increases the cost of capital.

Due to the speed with which the situation is developing and the uncertainty of its duration and the timing of recovery, we are not able at this time to predict the extent to which COVID-19/coronavirus pandemic may have an adverse effect on our business, financial condition, and operating results. The extent of the impact of COVID-19/coronavirus on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames, will depend on future developments, including, but not limited to, the duration and spread of COVID-19/coronavirus, its severity, the actions to contain COVID-19/coronavirus or treat its impact, related restrictions on travel, and the duration, timing and severity of the impact on customer production, including any recession resulting from COVID-19/coronavirus, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of COVID-19/coronavirus would have a further material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration are uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2020, the Company's Board of Directors authorized the purchase of up to $1 billion of the Company's common stock, which replaced the previous share repurchase program. As of March 31, 2020, the Company had not repurchased any shares under this common stock repurchase program. All shares purchased under this authorization will be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2020:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
Month Ended January 31, 2020
Common Stock Repurchase Program	—	$—	—	$1,000
Employee transactions	2,435	$48.20	—
Month Ended February 29, 2020
Common Stock Repurchase Program	—	$—	—	$1,000
Employee transactions	364,748	$32.37	—
Month Ended March 31, 2020
Common Stock Repurchase Program	—	$—	—	$1,000
Employee transactions	360	$25.49	—

Item 6.	Exhibits

Exhibit 2.1	Transaction Agreement, dated January 28, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of BorgWarner Inc. filed on January 29, 2020).

Exhibit 4.1
Fourth Amended and Restated Credit Agreement, dated as of March 13, 2020, among BorgWarner Inc., Bank of America, N.A., as Administrative Agent for the Lenders and as Swingline Lender, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of BorgWarner Inc. filed on March 16, 2020).

Exhibit 10.1	Form of 2020 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Employees.*

Exhibit 10.2	Form of 2020 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Units Agreement for Non-U.S. Employees.*

Exhibit 10.3	Form of 2020 BorgWarner Inc. 2018 Stock Incentive Plan Performance Share Award Agreement.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 104.1	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.*
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

Date: May 6, 2020