Form 10-Q
period 2020-06-30
BORGWARNER INC
filed 2020-08-05
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
Yes ☐  No ☑
As of July 31, 2020, the registrant had 207,254,182 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2020

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include: uncertainties regarding the extent and duration of impacts of matters associated with COVID-19/coronavirus ("COVID-19"), including additional production disruptions; the failure to complete our anticipated acquisition of Delphi Technologies PLC (“Delphi Technologies”), as a result of, by way of example, the failure to: satisfy the conditions to the completion of the transaction, obtain the regulatory approvals required for the transaction on the terms expected or on the anticipated schedule or otherwise; our dependence on automotive and truck production, both of which are highly cyclical; our reliance on major original equipment manufacturer ("OEM") customers; commodities availability and pricing; supply disruptions; fluctuations in interest rates and foreign currency exchange rates; availability of credit; our dependence on key management; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims; future changes in laws and regulations, including, by way of example, tariffs, in the countries in which we operate; and the other risks, including, by way of example, pandemics and quarantines, noted in reports that we file with the Securities and Exchange Commission, including Item 1A, "Risk Factors" in our most recently-filed Form 10-K as updated by Item 1A of this report. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$2,003	$832
Receivables, net	1,535	1,921
Inventories, net	836	807
Prepayments and other current assets	267	276
Total current assets	4,641	3,836

Property, plant and equipment, net	2,781	2,925
Investments and other long-term receivables	315	318
Goodwill	1,830	1,842
Other intangible assets, net	375	402
Other non-current assets	395	379
Total assets	$10,337	$9,702

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$297	$286
Accounts payable and accrued expenses	1,654	1,977
Income taxes payable	19	66
Total current liabilities	1,970	2,329

Long-term debt	2,762	1,674

Other non-current liabilities:
Retirement-related liabilities	299	306
Other	543	549
Total other non-current liabilities	842	855

Common stock	3	3
Capital in excess of par value	1,115	1,145
Retained earnings	5,903	5,942
Accumulated other comprehensive loss	(787)	(727)
Common stock held in treasury, at cost	(1,623)	(1,657)
Total BorgWarner Inc. stockholders’ equity	4,611	4,706
Noncontrolling interest	152	138
Total equity	4,763	4,844
Total liabilities and equity	$10,337	$9,702

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net sales	$1,426	$2,551	$3,705	$5,117
Cost of sales	1,252	2,038	3,084	4,085
Gross profit	174	513	621	1,032

Selling, general and administrative expenses	184	212	397	438
Other expense, net	68	16	113	45
Operating (loss) income	(78)	285	111	549

Equity in affiliates’ earnings, net of tax	(2)	(9)	(7)	(18)
Interest income	(3)	(2)	(5)	(5)
Interest expense	18	14	30	28
Other postretirement (income) expense	(1)	27	(3)	27
(Loss) earnings before income taxes and noncontrolling interest	(90)	255	96	517

(Benefit) provision for income taxes	(6)	73	43	164
Net (loss) earnings	(84)	182	53	353
Net earnings attributable to the noncontrolling interest, net of tax	14	10	22	21
Net (loss) earnings attributable to BorgWarner Inc.	$(98)	$172	$31	$332

(Loss) earnings per share — basic	$(0.47)	$0.84	$0.15	$1.61

(Loss) earnings per share — diluted	$(0.47)	$0.83	$0.15	$1.60

Weighted average shares outstanding:
Basic	206.0	205.7	205.8	206.1
Diluted	206.0	206.8	206.4	207.0

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net (loss) earnings attributable to BorgWarner Inc.	$(98)	$172	$31	$332

Other comprehensive income (loss)
Foreign currency translation adjustments*	14	(13)	(60)	(22)
Hedge instruments*	1	(1)	(1)	(1)
Defined benefit postretirement plans*	(1)	19	1	27
Total other comprehensive income (loss) attributable to BorgWarner Inc.	14	5	(60)	4

Comprehensive (loss) income attributable to BorgWarner Inc.*	(84)	177	(29)	336

Net earnings attributable to noncontrolling interest, net of tax	14	10	22	21
Other comprehensive loss attributable to the noncontrolling interest*	—	(3)	(3)	(2)
Comprehensive (loss) income	$(70)	$184	$(10)	$355
____________________________________
* Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2020	2019
OPERATING
Net earnings	$53	$353
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	224	214
Restructuring expense, net of cash paid	45	12
Asset impairments	26	—
Stock-based compensation expense	16	17
Gain on insurance proceeds received for property damage	(9)	—
Deferred income tax (benefit) provision	(24)	35
Pension settlement loss	—	26
Tax reform adjustments to provision for income taxes	—	16
Equity in affiliates’ earnings, net of dividends received, and other	(8)	(4)
Net earnings adjusted for non-cash charges to operations	323	669
Changes in assets and liabilities:
Receivables	362	(90)
Inventories	(40)	(40)
Prepayments and other current assets	(8)	(22)
Accounts payable and accrued expenses	(284)	(48)
Prepaid taxes and income taxes payable	(23)	6
Other assets and liabilities	(3)	(8)
Net cash provided by operating activities	327	467

INVESTING
Capital expenditures, including tooling outlays	(171)	(244)
Insurance proceeds received for damage to property, plant and equipment	22	—
Proceeds from settlement of net investment hedges	6	—
Payments for business acquired, net of cash acquired	(2)	(10)
Payments for investments in equity securities	(1)	(48)
Proceeds from sale of business, net of cash divested	—	24
Proceeds from asset disposals and other, net	(1)	1
Net cash used in investing activities	(147)	(277)

FINANCING
Additions to debt	1,143	30
Payments for debt issuance costs	(10)	—
Repayments of debt, including current portion	(35)	(39)
Payments for purchase of treasury stock	—	(100)
Payments for stock-based compensation items	(13)	(15)
Dividends paid to BorgWarner stockholders	(70)	(70)
Dividends paid to noncontrolling stockholders	(16)	(24)
Net cash provided by (used in) financing activities	999	(218)
Effect of exchange rate changes on cash	(8)	(1)
Net increase (decrease) in cash and cash equivalents	1,171	(29)
Cash and cash equivalents at beginning of year	832	739
Cash and cash equivalents at end of period	$2,003	$710

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$29	$33
Income taxes, net of refunds	$83	$89
See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)   Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet as of December 31, 2019 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

A novel strain of COVID-19/coronavirus ("COVID-19") was first identified in Wuhan, China in December 2019 and subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions, closing of borders and business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted the Company's business globally. Many OEMs temporarily suspended certain manufacturing operations, particularly in North America and Europe, due to market conditions and matters associated with COVID-19. Additionally, as a global manufacturer, the Company has responded to shelter-in-place and similar government orders in various locations around the world, including throughout the United States and Europe, which has resulted in the temporary closures of or reduced operations at the Company's manufacturing and assembly facilities.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company's goodwill, intangible assets, and other long-lived assets and valuation allowances on deferred tax assets with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report. As a result of these assessments, there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company's Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2020. Although the Company's operations have resumed, partially or in full at its various facilities, the Company's future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)." It removes disclosure requirements on fair value measurements including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. It also amends and clarifies certain disclosures and adds new disclosure requirements including the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This guidance was effective for interim and annual periods beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2020, and there was no impact to the Condensed Consolidated Financial Statements.

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

Accounting Standards Not Yet Adopted

In January 2020, the FASB issued ASU No. 2020-1, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint  Ventures (Topic 323), and Derivatives and Hedging (Topic 815)." It clarifies the interaction among the accounting for equity securities, equity method investments, and certain derivative instruments. Specifically, for the purposes of applying the ASC Topic 321 measurement alternative, a company should consider observable transactions immediately before applying or upon discontinuing the equity method. Additionally, when determining the accounting for certain forward contracts and purchased options entered into to purchase securities, a company should not consider if the underlying securities would be accounted for under the equity method (ASC Topic 323) or fair value option (ASC Topic 825). This guidance is effective for interim and annual periods beginning after

December 15, 2020, and early adoption is permitted. The Company is still evaluating the impact of this guidance on its Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." It removes certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740 and improves consistent application of and simplifies GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance on its Condensed Consolidated Financial Statements.

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

(3) Revenue from Contracts with Customers

The Company manufactures and sells products, primarily to OEMs of light vehicles and, to a lesser extent, to other OEMs of commercial vehicles, off-highway vehicles, certain tier one vehicle systems suppliers and into the aftermarket. Although the Company may enter into long-term supply arrangements with its major customers, the prices and volumes are not fixed over the life of the arrangements, and a contract does not exist for purposes of applying ASC Topic 606, "Revenue from Contracts with Customers," until volumes are contractually known. Revenue is recognized when performance obligations under the terms of a contract are satisfied, which generally occurs with the transfer of control of the Company's products. For most of the Company's products, transfer of control occurs upon shipment or delivery; however, a limited number of the Company's customer arrangements for highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $8 million and $10 million at June 30, 2020 and December 31, 2019, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company's Condensed Consolidated Balance Sheets.
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
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Accounts payable and accrued expenses and Other non-current liabilities in the Condensed Consolidated Balance Sheets and were $12 million and $6 million at June 30, 2020 and $10 million and $12 million at December 31, 2019, respectively. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. The Company evaluates the underlying economics of each amount of consideration payable to a customer to determine the proper accounting by understanding the reasons for the payment, the rights and obligations resulting from the payment, the nature of the promise in the contract, and other relevant facts and circumstances. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. The Company recognizes a reduction to revenue, when the products that any such payments are related to, are transferred to the customer based on the total amount of products expected to be sold over the term of the arrangement (generally 3 to 7 years). The Company evaluates the amounts capitalized each period end for recoverability and expenses any amounts that are no longer expected to be recovered over the term of the business arrangement. The Company had $38 million and $37 million recorded in Prepayments and other current assets in the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, respectively. The Company had $171 million and $180 million recorded in Other non-current assets in the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, respectively.
The Company's business is comprised of two reporting segments: Engine and Drivetrain. Refer to Note 20, "Reporting Segments," to the Condensed Consolidated Financial Statements for more information. The following table represents a disaggregation of revenue from contracts with customers by segment and region:

	Three Months Ended June 30,
	2020			2019
(In millions)	Engine	Drivetrain	Total	Engine	Drivetrain	Total
North America	$167	$190	$357	$407	$461	$868
Europe	338	90	428	760	211	971
Asia	306	324	630	356	317	673
Other	8	3	11	30	9	39
Total	$819	$607	$1,426	$1,553	$998	$2,551

	Six Months Ended June 30,
	2020			2019
(In millions)	Engine	Drivetrain	Total	Engine	Drivetrain	Total
North America	$554	$613	$1,167	$819	$906	$1,725
Europe	1,049	281	1,330	1,561	438	1,999
Asia	597	566	1,163	696	620	1,316
Other	38	7	45	61	16	77
Total	$2,238	$1,467	$3,705	$3,137	$1,980	$5,117

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Gross R&D expenditures	$103	$128	$221	$249
Customer reimbursements	(15)	(15)	(24)	(32)
Net R&D expenditures	$88	$113	$197	$217
The Company has contracts with several customers at the Company's various R&D locations. None of the Company's R&D-related customer reimbursements under these contracts exceeded 5% of net R&D expenditures in any of the periods presented.

(5) Other Expense, Net

Items included in Other expense, net consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Restructuring expense	$37	$13	$52	$27
Merger, acquisition and divestiture expense	21	5	42	6
Asset impairments	17	—	26	—
Net gain on insurance proceeds for property damage	(6)	—	(6)	—
Unfavorable arbitration loss	—	—	—	14
Other income	(1)	(2)	(1)	(2)
Other expense, net	$68	$16	$113	$45

During the three and six months ended June 30, 2020, the Company recorded restructuring expense of $37 million and $52 million, respectively, primarily related to actions to reduce structural costs. During the three and six months ended June 30, 2019, the Company recorded restructuring expense of $13 million and $27 million, respectively. This restructuring expense primarily related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. Refer to Note 18, "Restructuring," to the Condensed Consolidated Financial Statements for more information.

During the three and six months ended June 30, 2020, the Company recorded merger, acquisition and divestiture expense of $21 million and $42 million, respectively, primarily related to professional fees associated with the Company's anticipated acquisition of Delphi Technologies PLC ("Delphi Technologies"). During the three and six months ended June 30, 2019, the Company recorded merger, acquisition and divestiture expense of $5 million and $6 million, respectively, primarily related to its review of strategic acquisition targets, including its 20% equity interest in Romeo Systems, Inc. ("Romeo") and divestiture activities for non-core pipe and thermostat product lines.

During the three and six months ended June 30, 2020, the Company recorded asset impairment costs of $9 million in the Engine segment and $8 million in the Drivetrain segment, related to the write down of property, plant and equipment associated with the recently announced closures of two European facilities. During the three months ended March 31, 2020, the Company also recorded $9 million of asset impairment cost to record its investment in Romeo at its fair value of $41 million. Refer to Note 21, "Recent Transactions and Events," to the Condensed Consolidated Financial Statements for more information.

During the three and six months ended June 30, 2020, the Company recorded a $6 million net gain from insurance recovery proceeds from damages created by a tornado that struck the Company's facility in Seneca, South Carolina (the "Seneca Plant"). Refer to Note 21, "Recent Transactions and Events," to the Condensed Consolidated Financial Statements for more information.

During the six months ended June 30, 2019, the Company recorded $14 million of expense related to the receipt of a final unfavorable arbitration decision associated with the resolution of a matter related to a previous acquisition.

(6) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The Company's effective tax rate for the six months ended June 30, 2020 was 44.6%. This rate was unfavorably impacted by $94 million of restructuring expenses and merger, acquisition and divestiture expenses that were largely non-deductible for tax purposes, resulting in only $9 million of tax benefit being recognized. This rate was further unfavorably impacted by $26 million of asset impairment costs for which no tax benefit was recognized as full valuation allowances were recorded against the corresponding deferred tax assets. The Company also recorded reductions in income tax expense of $10 million for other one-time adjustments primarily related to tax law changes in India that were enacted during the first three months of 2020 and the release of certain unrecognized tax benefits due to the closure of an audit.

The Company's effective tax rate for three months ended June 30, 2020 was 6.0%. The rate includes restructuring expenses, merger, acquisition and divestiture expenses, and asset impairment costs that are largely non-deductible for tax purposes. During the three months ended June 30, 2020, the Company recorded $75 million of such expenses for which only a $5 million tax benefit was recognized.

The Company's effective tax rate for the six months ended June 30, 2019 was 31.7%. This rate includes reductions of income tax expense of $7 million related to restructuring expense, $6 million related to other postretirement expense, and $5 million for other one-time tax adjustments. This rate also includes an increase in income tax expense of $22 million due to the U.S. Department of the Treasury's issuance of the final regulations during the first three months of 2019 related to the calculation of the one-time transition tax associated with the Tax Cuts and Jobs Act of 2017.

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

(7) Inventories, Net

Certain U.S. inventories are measured by the last-in, first-out (“LIFO”) method at the lower of cost or market, while other U.S. and foreign operations use the first-in, first-out (“FIFO”) or average-cost methods at the lower of cost and net realizable value. Inventories, net consisted of the following:

	June 30,	December 31,
(in millions)	2020	2019
Raw material and supplies	$554	$502
Work in progress	121	113
Finished goods	175	207
FIFO inventories	850	822
LIFO reserve	(14)	(15)
Inventories, net	$836	$807

(8) Property, Plant and Equipment, Net

	June 30,	December 31,
(in millions)	2020	2019
Land, land use rights and buildings	$863	$860
Machinery and equipment	3,059	2,971
Construction in progress	335	360
Finance lease assets	1	1
Total property, plant and equipment, gross	4,258	4,192
Less: accumulated depreciation	(1,707)	(1,513)
Property, plant and equipment, net, excluding tooling	2,551	2,679
Tooling, net of amortization	230	246
Property, plant and equipment, net	$2,781	$2,925

As of June 30, 2020 and December 31, 2019, accounts payable of $60 million and $102 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the six months ended June 30, 2020 and 2019 were $5 million and $9 million, respectively.

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2020	2019
Beginning balance, January 1	$116	$103
Provisions for current period sales	27	27
Adjustments of prior estimates	5	7
Payments	(28)	(30)
Translation adjustment	(1)	(1)
Ending balance, June 30	$119	$106

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
(in millions)	2020	2019
Accounts payable and accrued expenses	$66	$63
Other non-current liabilities	53	53
Total product warranty liability	$119	$116

(10) Notes Payable and Long-Term Debt

As of June 30, 2020 and December 31, 2019, the Company had short-term and long-term debt outstanding as follows:

	June 30,	December 31,
(in millions)	2020	2019
Short-term debt
Short-term borrowings	$45	$34

Long-term debt
4.625% Senior notes due 09/15/20 ($250 million par value)	250	251
1.800% Senior notes due 11/07/22 (€500 million par value)	560	558
3.375% Senior notes due 03/15/25 ($500 million par value)	497	497
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,087	—
7.125% Senior notes due 02/15/29 ($121 million par value)	119	119
4.375% Senior notes due 03/15/45 ($500 million par value)	494	494
Term loan facilities and other	7	7
Total long-term debt	3,014	1,926
Less: current portion	252	252
Long-term debt, net of current portion	$2,762	$1,674

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of June 30, 2020 and December 31, 2019, the Company had $45 million and $34 million, respectively, in borrowings under these facilities, which are classified in Notes payable and short-term debt on the Condensed Consolidated Balance Sheets.

The weighted average interest rate on short-term borrowings outstanding as of June 30, 2020 and December 31, 2019 was 2.6% and 2.5%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of June 30, 2020 and December 31, 2019 was 2.5% and 2.8%.

On June 19, 2020, in anticipation of the acquisition of Delphi Technologies and to refinance the Company's $250 million 4.625% senior notes due in September 2020, the Company issued $1.1 billion in 2.650% senior notes due July 2027. Interest is payable semi-annually in arrears on January 1 and July 1 of each year. These senior notes are not guaranteed by any of the Company’s subsidiaries. This issuance was not conditioned upon the consummation of this acquisition; however, if the acquisition is not consummated on or prior to April 28, 2021 or the transaction agreement is cancelled, then the Company will be required to redeem and repay the senior notes at 101% of the principal amount, including accrued interest.

On April 29, 2020, the Company entered into a $750 million delayed-draw term loan which was subsequently cancelled on June 19, 2020 in accordance with its terms, following the Company's issuance of the $1.1 billion in senior notes.

On March 13, 2020, the Company amended its multi-currency revolving credit facility by increasing the size of the facility from $1.2 billion to $1.5 billion and by extending the maturity until March 13, 2025. The multi-currency revolving credit agreement provides for the facility to automatically increase to $2.0 billion upon the closing of the anticipated acquisition of Delphi Technologies. Additionally, the agreement allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant which is a debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. The Company was in compliance with the financial covenant at June 30, 2020. At June 30, 2020 and December 31, 2019, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2020 and December 31, 2019.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1.5 billion.

As of June 30, 2020 and December 31, 2019, the estimated fair values of the Company’s senior unsecured notes totaled $3,145 million and $2,025 million, respectively. The estimated fair values were $138 million higher than their carrying value at June 30, 2020 and $106 million higher than their carrying value at December 31, 2019. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $28 million at June 30, 2020 and December 31, 2019. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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

Level 1:Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:

A.Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.
B.Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).
C.Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables classify assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		Basis of fair value measurements
(in millions)	Balance at June 30, 2020	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$2	$—	$2	$—	A
Net investment hedge contracts	$23	$—	$23	$—	A
Liabilities:
Foreign currency contracts	$2	$—	$2	$—	A
Net investment hedge contracts	$11	$—	$11	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2019	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Net investment hedge contracts	$3	$—	$3	$—	A
Liabilities:
Foreign currency contracts	$1	$—	$1	$—	A
Net investment hedge contracts	$8	$—	$8	$—	A

(12) Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps and options, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At June 30, 2020 and December 31, 2019, the Company had no derivative contracts that contained credit risk-related contingent features.

        The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At June 30, 2020 and December 31, 2019, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged June 30, 2020	Volume hedged December 31, 2019	Units of measure	Duration
Copper	95	203	Metric Tons	Dec - 20

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At December 31, 2019, the Company had no outstanding interest rate swaps. On February 19, 2020, the Company executed a €750 million notional interest rate swaption contract that expired on June 30, 2020, and was designated as a cash flow hedge to mitigate against interest rate fluctuations on anticipated debt issuance. The premium cost for this contract was immaterial.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). The Company has also designated its Euro-denominated debt as a net investment hedge of the Company's investment in European subsidiaries. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At June 30, 2020 and December 31, 2019, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency June 30, 2020	Notional in traded currency December 31, 2019	Ending Duration
Brazilian real	Euro	—	1	Mar - 20
British pound	Euro	13	9	Mar - 21
British pound	US dollar	—	4	Mar - 20
Chinese renminbi	US dollar	4	2	Dec - 20
Euro	British pound	2	—	Jan - 21
Euro	Chinese renminbi	7	—	Oct - 20
Euro	Hungarian forint	1,289	—	Jan - 21
Euro	Japanese yen	181	383	Dec - 20
Euro	Polish zloty	110	—	Dec - 20
Euro	US dollar	7	18	Dec - 20
Indian rupee	Japanese yen	19	—	Jul - 20
Japanese yen	Chinese renminbi	7	—	Jul - 20
Japanese yen	Korean won	2,514	—	Dec - 20
Korean won	Euro	7	13	Dec - 20
Korean won	Japanese yen	355	409	Dec - 20
Korean won	US dollar	28	4	Dec - 20
Swedish krona	Euro	—	3	Jan - 20
US dollar	Euro	1	14	Dec - 20
US dollar	Mexican peso	343	—	Mar - 21

The Company selectively uses cross-currency swaps and certain foreign currency-denominated debt to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). At June 30, 2020 and December 31, 2019, the following cross-currency swap contracts were outstanding:

	Cross-Currency Swaps
(in millions)	June 30, 2020	December 31, 2019	Duration
US dollar to Euro:
Fixed receiving notional	$1,100	$—	Jul - 27
Fixed paying notional	€976	€—	Jul - 27
US dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
US dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 23
Fixed paying notional	¥10,978	¥10,978	Feb - 23

At June 30, 2020 and December 31, 2019, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	June 30, 2020	December 31, 2019	Location	June 30, 2020	December 31, 2019
Foreign currency	Prepayments and other current assets	$1	$—	Accounts payable and accrued expenses	$2	$1
Net investment hedges	Other non-current assets	$23	$3	Other non-current liabilities	$11	$8
Derivatives not designated as hedging instruments
Foreign currency	Prepayments and other current assets	$1	$—	Accounts payable and accrued expenses	$—	$—

Effectiveness for cash flow hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Gains and losses arising from these contracts that are included in the assessment of effectiveness are deferred into Accumulated other comprehensive (income) loss ("AOCI") and reclassified into income as the underlying operating transactions are recognized. These realized gains or losses offset the hedged transaction and are recorded on the same line in the statement of operations. The initial value of any component excluded from the assessment of effectiveness will be recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method will be recognized in AOCI.

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at June 30, 2020 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	June 30, 2020	December 31, 2019
Foreign currency	$(1)	$—	$(1)
Net investment hedges:
Foreign currency	6	5	—
Cross-currency swaps	34	16	—
Foreign currency-denominated debt	(19)	(17)	—
Total	$20	$4	$(1)

Derivative instruments designated as cash flow hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended June 30, 2020
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$1,426	$1,252	$184	$14

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income (loss)				$1
Gain (loss) reclassified from AOCI to income	$—	$—	$(1)

	Six Months Ended June 30, 2020
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income(loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$3,705	$3,084	$397	$(60)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income (loss)				$(2)
Gain (loss) reclassified from AOCI to income	$—	$—	$(1)

	Three Months Ended June 30, 2019
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$2,551	$2,038	$212	$5

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income (loss)				$(1)
Gain (loss) reclassified from AOCI to income	$(1)	$1	$—

	Six Months Ended June 30, 2019
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income(loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$5,117	$4,085	$438	$4

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income (loss)				$(1)
Gain (loss) reclassified from AOCI to income	$(2)	$1	$1

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2020	2019	2020	2019
Foreign currency	$—	$—	$1	$—
Cross-currency swaps	$(17)	$(4)	$18	$5
Foreign currency-denominated debt	$(10)	$(7)	$(2)	$5

Derivatives designated as net investment hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains recorded in Interest expense and finance charges on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2020	2019	2020	2019
Cross-currency swaps	$3	$2	$7	$5
There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for foreign currency-denominated debt designated as net investment hedges. There were no gains and losses reclassified from AOCI for net investment hedges during the periods presented.

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains and (losses) recorded in income:

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Contract Type	Location	2020	2019	2020	2019
Foreign Currency	Selling, general and administrative expenses	$—	$(1)	$3	$(3)

(13) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2020 range from $15 million to $20 million, of which $10 million has been contributed through the first six months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

During the three months ended June 30, 2019, the Company settled approximately $50 million of its U.S. pension projected benefit obligation by liquidating approximately $50 million in plan assets through a lump-sum disbursement made to an insurance company. Pursuant to this agreement, the insurance company has unconditionally and irrevocably guaranteed all future payments to certain participants that were receiving payments from the U.S. pension plan. The insurance company has assumed all investment risk associated with the assets that were delivered as part of this transaction. Additionally, during the three months ended June 30, 2019, the Company discharged certain U.S. pension plan obligations by making lump-sum payments of $13 million to former employees of the Company. As a result, the Company settled $63 million of U.S. pension projected benefit obligation by liquidating pension plan assets and recorded a non-cash settlement loss of $26 million related to the accelerated recognition of unamortized losses.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2020		2019
Three Months Ended June 30,	US	Non-US	US	Non-US	2020	2019
Service cost	$—	$5	$—	$4	$—	$—
Interest cost	2	3	3	3	—	1
Expected return on plan assets	(2)	(6)	(3)	(6)	—	—
Settlement	—	—	26	—	—	—
Amortization of unrecognized prior service credit	—	—	—	—	—	(1)
Amortization of unrecognized loss	—	2	1	3	—	—
Net periodic benefit cost	$—	$4	$27	$4	$—	$—

	Pension benefits				Other postretirement employee benefits
(in millions)	2020		2019
Six Months Ended June 30,	US	Non-US	US	Non-US	2020	2019
Service cost	$—	$10	$—	$9	$—	$—
Interest cost	3	5	5	6	1	2
Expected return on plan assets	(5)	(12)	(6)	(11)	—	—
Settlement	—	—	26	—	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(2)
Amortization of unrecognized loss	1	5	2	5	—	—
Net periodic benefit (income) cost	$(1)	$8	$27	$9	$—	$—

The components of net periodic benefit (income) cost other than the service cost component are included in Other postretirement (income) expense in the Condensed Consolidated Statements of Operations.

(14) Stock-Based Compensation

The Company has granted restricted common stock and restricted stock units (collectively, "restricted stock") and performance share units as long-term incentive awards to employees and non-employee directors under the BorgWarner Inc. 2014 Stock Incentive Plan, as amended ("2014 Plan") and the BorgWarner Inc. 2018 Stock Incentive Plan ("2018 Plan"). The Company's Board of Directors adopted the 2018 Plan as a replacement to the 2014 Plan in February 2018, and the Company's stockholders approved the 2018 Plan at the annual meeting of stockholders on April 25, 2018. After stockholders approved the 2018 Plan, the Company could no longer make grants under the 2014 Plan. The shares that were available for issuance under the 2014 Plan were cancelled upon approval of the 2018 Plan. The 2018 Plan authorizes the issuance of a total of 7 million shares, of which approximately 5 million shares were available for future issuance as of June 30, 2020.

Restricted stock During the first six months of 2020, the Company granted restricted stock in the amount of 766,205 shares and 30,674 shares to employees and non-employee directors, respectively. Restricted stock granted to employees generally vests 50% after two years and the remainder after three years. Restricted stock granted to non-employee directors generally vests on the first anniversary of the grant date. The Company recognizes the value of the restricted stock, which is equal to the market value of the Company’s common stock on the date of grant, as compensation expense ratably over the restricted stock's vesting period. As of June 30, 2020, the Company had $45 million of unrecognized compensation expense that will be recognized over a weighted average period of 2 years. The Company recorded restricted stock compensation expense of $7 million for the three months ended June 30, 2020 and 2019, and $14 million for the six months ended June 30, 2020 and 2019.

A summary of the Company’s nonvested restricted stock for the six months ended June 30, 2020 is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2019	1,664	$44.26
Granted	766	$34.05
Vested	(466)	$46.00
Forfeited	(9)	$42.23
Nonvested at March 31, 2020	1,955	$39.87
Granted	31	$29.67
Vested	(75)	$41.19
Forfeited	(24)	$40.49
Nonvested at June 30, 2020	1,887	$39.65

Performance share units The Company grants performance share units to members of senior management that vest at the end of three-year periods based the following metrics:

•Total Stockholder Return Units: based on the Company's total stockholder return relative to a peer group of companies.

•Relative Revenue Growth Units: based on the Company's revenue growth relative to the vehicle market.

•Adjusted Earnings Per Share Units: introduced in the first quarter of 2020, this performance metric is based on the Company’s earnings per share adjusted for certain one-time items and non-operating gains and losses against a 3-year defined target.

A summary of the status of the Company’s nonvested performance share units for the three and six months ended June 30, 2020 is as follows:

	Total Stockholder Return		Relative Revenue Growth		Adjusted Earnings Per Share
	Number of shares (thousands)	Weighted average grant date fair value	Number of shares (thousands)	Weighted average grant date fair value	Number of shares (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2019	240	$64.61	240	$48.52	—	$—
Granted	142	$28.55	142	$34.11	115	$34.11
Nonvested at March 31, 2020	382	$48.02	382	$41.54	115	$34.11
Forfeited	(8)	$50.17	(8)	$42.35	(3)	$34.11
Nonvested at June 30, 2020	374	$47.97	374	$41.52	112	$34.11

The Company recorded compensation expense (reductions) for performance share units in the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Total Stockholder Return	$2	$—	$3	$3
Relative Revenue Growth	(3)	1	(1)	—
Adjusted Earnings Per Share	1	—	1	—
Total compensation expense (reduction)	$—	$1	$3	$3

In 2018, the Company modified the vesting provisions of restricted stock and performance share unit grants made to certain retiring executive officers to allow certain of the outstanding awards, that otherwise would have been forfeited, to vest upon retirement. This resulted in net restricted stock and performance share unit compensation expense of $2 million for the six months ended June 30, 2019.

(15) Stockholders' Equity

The changes of the Stockholders' Equity items during the three and six months ended June 30, 2020 and 2019, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, March 31, 2020	$3	$1,109	$(1,623)	$6,036	$(801)	$140
Dividends declared ($0.17 per share*)	—	—	—	(35)	—	(2)
Net issuance of restricted stock	—	6	—	—	—	—
Net earnings	—	—	—	(98)	—	14
Other comprehensive income	—	—	—	—	14	—
Balance, June 30, 2020	$3	$1,115	$(1,623)	$5,903	$(787)	$152

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, March 31, 2019	$3	$1,111	$(1,626)	$5,461	$(675)	$111
Dividends declared ($0.17 per share*)	—	—	—	(35)	—	(10)
Net issuance for executive stock plan	—	1	—	—	—	—
Net issuance of restricted stock	—	4	4	—	—	—
Purchase of treasury stock	—	—	(31)	—	—	—
Net earnings	—	—	—	172	—	10
Other comprehensive income (loss)	—	—	—	—	5	(3)
Balance, June 30, 2019	$3	$1,116	$(1,653)	$5,598	$(670)	$108

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2019	$3	$1,145	$(1,657)	$5,942	$(727)	$138
Dividends declared ($0.17 per share*)	—	—	—	(70)	—	(5)
Net issuance for executive stock plan	—	(16)	12	—	—	—
Net issuance of restricted stock	—	(14)	22	—	—	—
Net earnings	—	—	—	31	—	22
Other comprehensive loss	—	—	—	—	(60)	(3)
Balance, June 30, 2020	$3	$1,115	$(1,623)	$5,903	$(787)	$152

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2018	$3	$1,146	$(1,585)	$5,336	$(674)	$119
Dividends declared ($0.17 per share*)	—	—	—	(70)	—	(30)
Net issuance for executive stock plan	—	(9)	7	—	—	—
Net issuance of restricted stock	—	(21)	25	—	—	—
Purchase of treasury stock	—	—	(100)	—	—	—
Net earnings	—	—	—	332	—	21
Other comprehensive income (loss)	—	—	—	—	4	(2)
Balance, June 30, 2019	$3	$1,116	$(1,653)	$5,598	$(670)	$108
____________________________________
* The dividends declared relate to BorgWarner common stock.

(16) Accumulated Other Comprehensive Loss

The following tables summarize the activity within Accumulated other comprehensive loss during the three and six months ended June 30, 2020 and 2019:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, March 31, 2020	$(571)	$(2)	$(228)	$—	$(801)
Comprehensive (loss) income before reclassifications	8	—	—	—	8
Income taxes associated with comprehensive (loss) income before reclassifications	6	—	1	—	7
Reclassification from accumulated other comprehensive loss	—	1	(2)	—	(1)
Income taxes reclassified into net earnings	—	—	—	—	—
Ending balance, June 30, 2020	$(557)	$(1)	$(229)	$—	$(787)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, March 31, 2019	$(450)	$—	$(227)	$2	$(675)
Comprehensive (loss) income before reclassifications	(15)	(1)	1	—	(15)
Income taxes associated with comprehensive (loss) income before reclassifications	2	—	(4)	—	(2)
Reclassification from accumulated other comprehensive loss	—	—	28	—	28
Income taxes reclassified into net earnings	—	—	(6)	—	(6)
Ending balance, June 30, 2019	$(463)	$(1)	$(208)	$2	$(670)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, December 31, 2019	$(497)	$—	$(230)	$—	$(727)
Comprehensive (loss) income before reclassifications	(56)	(2)	6	—	(52)
Income taxes associated with comprehensive (loss) income before reclassifications	(4)	—	(1)	—	(5)
Reclassification from accumulated other comprehensive loss	—	1	(5)	—	(4)
Income taxes reclassified into net earnings	—	—	1	—	1
Ending balance, June 30, 2020	$(557)	$(1)	$(229)	$—	$(787)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, December 31, 2018	$(441)	$—	$(235)	$2	$(674)
Comprehensive (loss) income before reclassifications	(20)	(1)	4	—	(17)
Income taxes associated with comprehensive (loss) income before reclassifications	(2)	—	(1)	—	(3)
Reclassification from accumulated other comprehensive loss	—	—	31	—	31
Income taxes reclassified into net earnings	—	—	(7)	—	(7)
Ending balance, June 30, 2019	$(463)	$(1)	$(208)	$2	$(670)

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency

and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 14 such sites as of June 30, 2020 and December 31, 2019. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $3 million as of June 30, 2020 and December 31, 2019. This accrual is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives).

Securities and Exchange Commission ("SEC") Investigation

On July 31, 2018, the Division of Enforcement of the SEC informed the Company that it is conducting an investigation related to the Company's historical accounting for asbestos-related claims not yet asserted. The Company is fully cooperating with the SEC in connection with its investigation. The Company recently entered into settlement discussions with the Division of Enforcement staff and has reached an understanding in principle on the material terms of settlement subject to approval by the SEC. If the settlement is approved by the SEC, the Company would enter into an administrative resolution with respect to the reporting, books and records, and internal controls provisions of the federal securities laws and pay a civil penalty of approximately $1 million.

(18) Restructuring

The Company has initiated a comprehensive plan to reduce existing structural costs. As actions under this plan, during the three months ended June 30, 2020, the Company decided it will close two European facilities, affecting approximately 550 employees. The Company recorded employee termination benefits of $3 million in the Engine segment and $17 million in the Drivetrain segment related to these facilities during the three months ended June 30, 2020. These benefits are subject to negotiation with labor unions, which could result in additional restructuring expenses. Also, during the three and six months ended June 30, 2020, the Company recorded $7 million and $12 million in the Engine segment as well as $3 million and $5 million, respectively, in the Drivetrain segment, primarily related to severance costs and professional fees, for other actions associated with this plan. Additionally, the Company continues a voluntary termination program in the Engine segment that resulted in restructuring expense of $5 million and $13 million during the three and six months ended June 30, 2020 and $7 million and $11 million during the three and six months ended June 30, 2019. Future cash payments for these restructuring activities are expected to continue through 2022.

During the three and six months ended June 30, 2019, the Company recorded restructuring expense of $4 million and $11 million, respectively, primarily related to professional fees and employee termination benefits, as a continuation of actions within the Engine segment to improve future profitability and competitiveness and explore strategic options for non-core product lines. The Company also recorded restructuring expense of $3 million during the six months ended June 30, 2019, related to Corporate restructuring activities.

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

The following tables display a rollforward of the severance accruals recorded within the Company's Condensed Consolidated Balance Sheet and the related cash flow activity for the three and six months ended June 30, 2020 and 2019:

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2019	$4	$30	$34
Provision	1	11	12
Cash payments	—	(13)	(13)
Balance at March 31, 2020	$5	$28	$33
Provision	17	11	28
Cash payments	(1)	(14)	(15)
Balance at June 30, 2020	$21	$25	$46

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2018	$4	$21	$25
Provision	—	7	7
Cash payments	—	(20)	(20)
Balance at March 31, 2019	$4	$8	$12
Provision	—	8	8
Cash payments	—	(2)	(2)
Balance at June 30, 2019	$4	$14	$18

(19) (Loss) Earnings Per Share

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards described in the Note 14, "Stock-Based Compensation," to the Condensed Consolidated Financial Statements are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. The 112,100 of adjusted earnings per share performance share units and the 132,600 of relative revenue growth performance share units granted in 2020 were excluded from the computation of the diluted earnings per share for the six months ended June 30, 2020 because the related performance criteria had not been met as of the balance sheet date.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Basic earnings per share:
Net (loss) earnings attributable to BorgWarner Inc.	$(98)	$172	$31	$332
Weighted average shares of common stock outstanding	206.0	205.7	205.8	206.1
Basic (loss) earnings per share of common stock	$(0.47)	$0.84	$0.15	$1.61

Diluted (loss) earnings per share:
Net (loss) earnings attributable to BorgWarner Inc.	$(98)	$172	$31	$332

Weighted average shares of common stock outstanding	206.0	205.7	205.8	206.1
Effect of stock-based compensation*	—	1.1	0.6	0.9
Weighted average shares of common stock outstanding including dilutive shares	206.0	206.8	206.4	207.0
Diluted (loss) earnings per share of common stock	$(0.47)	$0.83	$0.15	$1.60
____________________________________
* The Company had a loss for the three months ended June 30, 2020. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

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

Net Sales by Reporting Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Engine	$826	$1,569	$2,260	$3,167
Drivetrain	607	998	1,467	1,980
Inter-segment eliminations	(7)	(16)	(22)	(30)
Net sales	$1,426	$2,551	$3,705	$5,117

Adjusted EBIT

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Engine	$28	$249	$236	$490
Drivetrain	1	102	64	207
Adjusted EBIT	29	351	300	697
Restructuring expense	37	13	52	27
Merger, acquisition and divestiture expense	21	5	42	6
Asset impairments	17	—	26	—
Net gain on insurance proceeds for property damage	(6)	—	(6)	—
Unfavorable arbitration loss	—	—	—	14
Officer stock awards modification	—	—	—	2
Corporate, including stock-based compensation	38	48	75	99
Equity in affiliates’ earnings, net of tax	(2)	(9)	(7)	(18)
Interest income	(3)	(2)	(5)	(5)
Interest expense	18	14	30	28
Other postretirement (income) expense	(1)	27	(3)	27
(Loss) earnings before income taxes and noncontrolling interest	(90)	255	96	517
(Benefit) provision for income taxes	(6)	73	43	164
Net (loss) earnings	$(84)	$182	$53	$353
Net earnings attributable to the noncontrolling interest, net of tax	14	10	22	21
Net (loss) earnings attributable to BorgWarner Inc.	$(98)	$172	$31	$332

Total Assets

	June 30,	December 31,
(in millions)	2020	2019
Engine	$4,218	$4,536
Drivetrain	3,821	4,075
Total	8,039	8,611
Corporate *	2,298	1,091
Total assets	$10,337	$9,702
____________________________________
* Corporate assets include cash and cash equivalents, investments and other long-term receivables, and certain deferred income taxes.

(21) Recent Transactions and Events

Seneca, South Carolina Facility Tornado

On April 13, 2020, a tornado struck the Seneca Plant causing damage to the Company’s assets. The Seneca Plant, which is one of the Company's largest Drivetrain plants, was not in operation at the time. The Company expects its insurance policies to cover the full repair or replacement of the Company's assets that incurred loss or damage. As of June 30, 2020, the Company received $85 million in cash proceeds from insurance carriers related to this event, substantially all of which have been applied to losses and expenses incurred. For the three months ended June 30, 2020, the Company recorded a net gain on insurance proceeds of $6 million related to the damage of assets (net of deductible expense of $1 million). In addition, all clean-up and repair costs incurred through June 30, 2020 have been fully recovered through these insurance proceeds. The Company expects its insurance policies to provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that will be incurred relating to the damages and losses sustained. The Seneca Plant has resumed operations; however, the Company has not yet determined the full impact to its financial position, results of operations, or cash flows, including the timing of those impacts.

Proposed Acquisition of Delphi Technologies PLC

On January 28, 2020, the Company entered into a definitive agreement (the "Transaction Agreement") to acquire Delphi Technologies in an all-stock transaction. The transaction, which is expected to close in 2020, is subject to the receipt of regulatory approvals and satisfaction or waiver of other closing conditions.

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
On May 6, 2020, the Company and Delphi Technologies entered into an Amendment and Consent Agreement (the “Amendment”) pursuant to which, among other things, the Company consented to the Revolver Draw subject to the terms and conditions contained in the Amendment. The Amendment also amended the Transaction Agreement to include the following additional conditions to the Company's obligations to close the transaction (the “Closing”): (a) as of 11:59 p.m. (New York time) on the date immediately prior to the Closing, (i) the net amount of the revolver borrowings outstanding under the credit agreement (net of cash balances) cannot exceed $115 million, and (ii) the total amount of revolver borrowings outstanding under the credit agreement cannot exceed $225 million, and (b) Delphi Technologies has satisfied a specified net-debt-to-adjusted EBITDA ratio. In addition, the Company and Delphi Technologies agreed to reduce the exchange ratio for the transaction such that, pursuant to the terms of the Transaction Agreement, the Company will issue, in exchange for each Delphi Technologies share, 0.4307 shares of BorgWarner common stock.
Upon closing of the transaction, current BorgWarner stockholders are expected to own approximately 85% of the combined company, while current Delphi Technologies shareholders are expected to own approximately 15%.

BorgWarner Morse TEC LLC

Like many other industrial companies that have historically operated in the United States, the Company, or parties that the Company was obligated to indemnify, had been named as one of many defendants in asbestos-related personal injury actions. On October 30, 2019, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Enstar Holdings (US) LLC ("Enstar"). Pursuant to the Purchase Agreement, the Company transferred 100% of the equity interests of BorgWarner Morse TEC LLC ("Morse TEC") to Enstar. As Morse TEC was the obligor for the Company's asbestos-related liabilities and policyholder of the related insurance assets, the rights and obligations related to these items transferred upon the sale, and pursuant to the Purchase Agreement, Morse TEC has indemnified the Company and its affiliates for asbestos-related liabilities as more specifically described in the Purchase Agreement. This indemnification obligation with respect to Asbestos-Related Liabilities (as such term is defined in the Purchase Agreement) is not subject to any cap or time limitation. Following the completion of this transfer, the Company has no obligation with respect to previously recorded asbestos-related liabilities. In accordance with ASC Topic 810, "Consolidation," this subsidiary was derecognized as the Company ceased to control the entity, and the Company removed the associated assets and liabilities from the consolidated balance sheet.

Romeo Systems, Inc.

In May 2019, the Company invested $50 million in exchange for a 20% equity interest in Romeo, a technology-leading battery module and pack supplier. The Company accounts for this investment in Series A-1 Preferred Stock of Romeo under the measurement alternative in ASC Topic 321, "Investments - Equity Securities" for equity investments without a readily determinable fair value. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. During the three months ended March 31, 2020, after completing a qualitative assessment which indicated the Company's equity investment in Romeo may have been impaired, the Company recorded a $9 million asset impairment cost to record this investment at its fair value of $41 million. The estimated fair value of Romeo was determined using unobservable inputs including quantitative information from lower valuations in recently completed or proposed financings and the liquidation preferences included in the Romeo stock agreements. These unobservable inputs are considered Level 3.

In September 2019, the Company and Romeo contributed total equity of $10 million and formed a new joint venture, BorgWarner Romeo Power LLC (the "Romeo JV"), in which the Company owns a 60% interest.

Rinehart Motion Systems LLC and AM Racing LLC

On January 2, 2019, the Company acquired Rinehart Motion Systems LLC and AM Racing LLC, two established companies in the specialty electric and hybrid propulsion market, for approximately $15 million, of which $10 million was paid during the first three months of 2019, $2 million was paid during the first three months of 2020 and the remaining $3 million will be paid upon satisfaction of certain conditions.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION

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

COVID-19/CORONAVIRUS UPDATE

A novel strain of COVID-19/coronavirus ("COVID-19") was first identified in Wuhan, China in December 2019 and subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions, closing of borders and business slowdowns or shutdowns in affected areas. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which adversely impacts the access to capital and increases the cost of capital.

As a result, COVID-19 has impacted our business globally. Many OEMs temporarily suspended certain manufacturing operations, particularly in North America and Europe, due to market conditions and matters associated with COVID-19. Significant reductions in automotive or truck production have had, and may continue to have, an adverse effect on the Company's sales to OEMs in these regions, which comprised approximately 70% of the Company's total sales in 2019. Additionally, as a global manufacturer, we have responded to shelter-in-place and similar government orders in various locations around the world, including throughout the United States and Europe.

In response to the outbreak and business disruption, we have, first and foremost, prioritized the health and safety of our employees. Lessons learned from the first interactions with COVID-19 led to a number of employee safety measures to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, and various temporary closures of or reduced operations at our manufacturing and assembly facilities.

During the three months ended June 30, 2020, we implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. These actions included, but were not limited to:

•a temporary 20% reduction in base salaries of our senior executive leadership team and annual retainers of our non-employee directors;
•up to 10% temporary base pay reductions for other salaried employees; and
•reductions in discretionary spending, such as outside professional services

Effective August 1, 2020, we eliminated the 10% base pay reductions for other salaried employees.

        We will continue to evaluate further ways to manage costs in line with reduced sales levels.

We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. To date, COVID-19 has had a material adverse impact on our revenue and overall profitability, including a volatile effective tax rate driven by changes in the mix of earnings across our jurisdictions, and those adverse impacts are likely to continue. Although our operations have resumed, partially or in full at our various facilities, we cannot reasonably estimate the full impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

As of June 30, 2020, we had liquidity of $3,503 million, comprised of cash balances of $2,003 million and an undrawn revolving credit facility of $1,500 million. We were in full compliance with our covenants under the revolving credit facility and had full access to our undrawn revolving credit facility. Debt maturities through the end of 2021 total $295 million and include $45 million in short-term borrowings and $250 million in current portion of long-term borrowings. Given our strong liquidity position, we believe that the Company will have sufficient liquidity and maintain compliance with all covenants throughout the next 12 months even in an environment with significantly lower OEM production volumes.

PROPOSED ACQUISITION OF DELPHI TECHNOLOGIES PLC

On January 28, 2020, the Company entered into a definitive agreement to acquire Delphi Technologies PLC (“Delphi Technologies”) in an all-stock transaction. Refer to Note 21, “Recent Transactions and Events,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information. The Company expects to pay fees, costs and expenses associated with the transaction with available cash. The following discussion and analysis of results of operations and financial condition does not address matters associated with the anticipated acquisition.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

Net sales for the three months ended June 30, 2020 totaled $1,426 million, a decrease of 44.1% from the three months ended June 30, 2019. Excluding the impact of weaker foreign currencies relative to the U.S. dollar, primarily the Euro, Chinese Renminbi and Korean Won, net sales decreased approximately 42.7% primarily due to the COVID-19 impacts discussed above, including production slowdowns and shutdowns.

Cost of sales as a percentage of net sales was 87.8% during the three months ended June 30, 2020 compared to 79.9% during the three months ended June 30, 2019. Gross profit and gross margin were $174 million and 12.2% during the three months ended June 30, 2020 compared to $513 million and 20.1% during the three months ended June 30, 2019. The decrease in gross margin is primarily due to the impact of lower sales. The Company's material cost of sales was 55.7% and 55.6% of net sales during the three months ended June 30, 2020 and 2019, respectively. The Company took numerous steps to eliminate costs in line with the lower revenue; however, certain fixed costs could not be reduced on a temporary basis, which led to a higher cost of sales as a percentage of sales as compared to the three months ended June 30, 2019.

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2020 were $184 million as compared to $212 million for the three months ended June 30, 2019. SG&A as a percentage of net sales was 12.9% and 8.3% for the three months ended June 30, 2020 and 2019, respectively. The $28 million reduction in SG&A was primarily due to a decrease in compensation-related costs, discretionary spending, and Research and Development ("R&D") expenses. R&D expenses, net of customer reimbursements, which are included in SG&A expenses, for the three months ended June 30, 2020, decreased $25 million to $88 million as compared to $113 million for the three months ended June 30, 2019. R&D as a percentage of net sales was 6.2% and 4.4% for the three months ended June 30, 2020 and 2019, respectively. The Company's current long-term expectation for R&D spending remains in the range of 4.0% to 4.5% of net sales.

Other expense, net of $68 million for the three months ended June 30, 2020 primarily includes $37 million of restructuring expense mainly related to actions to reduce structural costs, $21 million of merger, acquisition and divestiture expenses, primarily professional fees related to the Company's anticipated acquisition of Delphi Technologies, and $17 million of asset impairment costs partially offset by $6 million of net gain from insurance recovery proceeds associated with property damages.

Other expense, net of $16 million for the three months ended June 30, 2019 primarily includes $13 million of restructuring expense mainly related to actions within the Engine segment designed to improve future profitability and competitiveness and $5 million of merger, acquisition and divestiture expenses primarily related to its review of strategic acquisition targets, including the 20% equity interest in Romeo Systems, Inc. ("Romeo") and divestiture activities for non-core pipe and thermostat product lines.

Equity in affiliates’ earnings, net of tax, of $2 million decreased $7 million as compared with the three months ended June 30, 2019 due to lower industry volumes and cost pressures.

Interest expense of $18 million increased $4 million as compared with the three months ended June 30, 2019, primarily due to a decrease in capitalized interest and an increase in expenses primarily related to the cancellation of the Company's delayed-draw term loan.

Other postretirement income of $1 million was recorded for the three months ended June 30, 2020 as compared to expense of $27 million for the three months ended June 30, 2019, primarily related to a non-cash settlement loss of $26 million associated with the accelerated recognition of unamortized losses. Refer to Note 13, "Retirement Benefit Plans," to the Condensed Consolidated Financial Statements for more information.

The Company's effective tax rate for three months ended June 30, 2020 was 6.0%. The rate includes restructuring expenses, merger, acquisition and divestiture expenses, and asset impairment costs that are largely non-deductible for tax purposes. During the three months ended June 30, 2020, the Company recorded $75 million of such expenses for which only a $5 million tax benefit was recognized.

The Company’s (loss) earnings per diluted share were $(0.47) and $0.83 for the three months ended June 30, 2020 and 2019, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its (loss) earnings per diluted share.

	Three Months Ended June 30,
	2020	2019
Non-comparable items:
Restructuring expense	$(0.15)	$(0.05)
Merger, acquisition and divestiture expense	(0.10)	(0.02)
Asset impairments	(0.08)	—
Net gain on insurance proceeds for property damage	0.02	—
Delayed-draw term loan cancellation	(0.01)	—
Pension settlement loss	—	(0.10)
Tax adjustments	(0.01)	—
Total impact of non-comparable items per share — diluted	$(0.33)	$(0.17)
Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

Net sales for the six months ended June 30, 2020 totaled $3,705 million, a 27.6% decrease from the six months ended June 30, 2019. Excluding the impact of weaker foreign currencies, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of acquisitions and divestitures, net sales decreased approximately 25.4%, primarily due to the COVID-19 impacts discussed above, including production slowdowns and shutdowns.

Cost of sales as a percentage of net sales was 83.2% during the six months ended June 30, 2020 compared to 79.8% during the six months ended June 30, 2019. Gross profit and gross margin were $621 million and 16.8% during the six months ended June 30, 2020 compared to $1,032 million and 20.2% during the six months ended June 30, 2019. The decrease in gross margin is primarily due to the impact of lower sales. The Company's material cost of sales was 55.3% and 55.4% of net sales during the six months ended June 30, 2020 and 2019, respectively. The Company took numerous steps to eliminate costs in line with the lower revenue; however, certain fixed costs could not be reduced on a temporary basis, which led to a higher cost of sales as a percentage of sales as compared to the six months ended June 30, 2019.

SG&A expenses for the six months ended June 30, 2020 decreased $41 million to $397 million as compared to $438 million for the six months ended June 30, 2019, primarily due to a decrease in compensation-related costs, discretionary spending, and R&D expenses. SG&A as a percentage of net sales was 10.7% and 8.6% for the six months ended June 30, 2020 and 2019, respectively. R&D expenses, which are included in SG&A expenses, for the six months ended June 30, 2020, decreased $20 million to $197 million as compared to $217 million for the six months ended June 30, 2019. R&D as a percentage of net sales was 5.3% and 4.2% for the six months ended June 30, 2020 and 2019, respectively.

Other expense, net of $113 million for the six months ended June 30, 2020 primarily includes $52 million of restructuring expense mainly related to actions to reduce structural costs, $42 million of merger, acquisition and divestiture expenses, primarily professional fees related to the Company's anticipated acquisition of Delphi Technologies, and $26 million of asset impairment costs partially offset by $6 million of net gain from insurance recovery proceeds associated with property damages. Over the course of the next few years, the Company plans to take additional actions to reduce existing structural costs, including those actions already announced in 2020. These actions are expected to result in primarily cash restructuring costs in the $275 million to $300 million range through the end of 2023. The resulting annual cost savings are expected to be in the range of approximately $90 million to $100 million by 2023. The Company plans to utilize these savings to sustain the Company’s strong operating margin profile and long-term cost competitiveness.

Other expense, net of $45 million for the six months ended June 30, 2019 primarily includes $27 million of restructuring expenses mainly related to actions within the Engine segment designed to improve future profitability and competitiveness, $14 million of expenses related to the receipt of a final unfavorable arbitration decision associated with the resolution of a matter related to a previous acquisition, and $6 million of merger, acquisition and divestiture expenses related to the Company's review of strategic acquisition targets, including the 20% equity interest in Romeo.

Equity in affiliates’ earnings, net of tax, of $7 million decreased $11 million as compared with the six months ended June 30, 2019 due to lower industry volumes and cost pressures.

Other postretirement income of $3 million was recorded for the six months ended June 30, 2020 as compared to expense of $27 million for the six months ended June 30, 2019, primarily related to a non-cash settlement loss of $26 million associated with the accelerated recognition of unamortized losses. Refer to Note 13, "Retirement Benefit Plans," to the Condensed Consolidated Financial Statements for more information.

The Company's effective tax rate for the six months ended June 30, 2020 was 44.6%. This rate was unfavorably impacted by $94 million of restructuring expenses and merger, acquisition and divestiture expenses that were largely non-deductible for tax purposes, resulting in only $9 million of tax benefit being recognized. This rate was further unfavorably impacted by $26 million of asset impairment costs for which no tax benefit was recognized as full valuation allowances were recorded against the corresponding deferred tax assets. The Company also recorded reductions in income tax expense of $10 million for other one-time adjustments primarily related to tax law changes in India that were enacted during the first three months of 2020 and the release of certain unrecognized tax benefits due to the closure of an audit. Excluding the impact of these non-comparable items, the Company estimated its annual effective tax rate associated with ongoing operations to be approximately 29% for the year en ding December 31, 2020.

The Company's effective tax rate for the six months ended June 30, 2019 was 31.7%. This rate includes reductions of income tax expenses of $7 million related to restructuring expense, $6 million related to other postretirement expense, and $5 million for other one-time tax adjustments. This rate also includes an increase in income tax expense of $22 million due to the U.S. Department of the Treasury’s issuance of the final regulations during the first three months of 2019 related to the calculation of the one-time transition tax associated with the Tax Cuts and Jobs Act of 2017.

The Company’s earnings per diluted share were $0.15 and $1.60 for the six months ended June 30, 2020 and 2019, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Six Months Ended June 30,
	2020	2019
Non-comparable items:
Restructuring expense	$(0.21)	$(0.10)
Merger, acquisition and divestiture expense	(0.20)	(0.02)
Asset impairments	(0.12)	—
Net gain on insurance proceeds for property damage	0.02	—
Delayed-draw term loan cancellation	(0.01)	—
Pension settlement loss	—	(0.10)
Unfavorable arbitration loss	—	(0.07)
Officer stock awards modification	—	(0.01)
Tax adjustments	0.05	(0.09)
Total impact of non-comparable items per share - diluted	$(0.47)	$(0.39)

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

Net Sales by Reporting Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Engine	$826	$1,569	$2,260	$3,167
Drivetrain	607	998	1,467	1,980
Inter-segment eliminations	(7)	(16)	(22)	(30)
Net sales	$1,426	$2,551	$3,705	$5,117

Adjusted EBIT

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Engine	$28	$249	$236	$490
Drivetrain	1	102	64	207
Adjusted EBIT	29	351	300	697
Restructuring expense	37	13	52	27
Merger, acquisition and divestiture expense	21	5	42	6
Asset impairments	17	—	26	—
Net gain on insurance proceeds for property damage	(6)	—	(6)	—
Unfavorable arbitration loss	—	—	—	14
Officer stock awards modification	—	—	—	2
Corporate, including stock-based compensation	38	48	75	99
Equity in affiliates’ earnings, net of tax	(2)	(9)	(7)	(18)
Interest income	(3)	(2)	(5)	(5)
Interest expense	18	14	30	28
Other postretirement (income) expense	(1)	27	(3)	27
(Loss) earnings before income taxes and noncontrolling interest	(90)	255	96	517
(Benefit) provision for income taxes	(6)	73	43	164
Net (loss) earnings	$(84)	$182	$53	$353
Net earnings attributable to the noncontrolling interest, net of tax	14	10	22	21
Net (loss) earnings attributable to BorgWarner Inc.	$(98)	$172	$31	$332

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

The Engine segment net sales decreased $743 million, or 47.4%, from the three months ended June 30, 2019. Excluding the impact of weaker foreign currencies relative to the U.S. dollar, primarily the Euro, Chinese Renminbi, and Korean Won, net sales decreased approximately 46.0% from the three months ended June 30, 2019, due primarily to production disruptions arising from the COVID-19 pandemic. The Engine segment Adjusted EBIT margin was 3.4% during the three months ended June 30, 2020, down from 15.9% during the three months ended June 30, 2019, primarily due to the impact of lower sales.

The Drivetrain segment net sales decreased $391 million, or 39.2%, from the three months ended June 30, 2019. Excluding the impact of weaker foreign currencies relative to the U.S. dollar, primarily the Euro, Chinese Renminbi, and Korean Won, net sales decreased approximately 37.7% from the three months ended June 30, 2019, due primarily to production disruptions arising from the COVID-19 pandemic. The Drivetrain segment Adjusted EBIT margin was 0.2% during the three months ended June 30, 2020 down from 10.2% during the three months ended June 30, 2019, primarily due to the impact of lower sales.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

The Engine segment net sales decreased $907 million, or 28.6%, from the six months ended June 30, 2019. Excluding the impact of weaker foreign currencies, primarily the Euro, Chinese Renminbi, and Korean Won, and the net impact of acquisitions and divestitures, net sales decreased approximately 26.2% from the six months ended June 30, 2019, due primarily to production disruptions arising from the COVID-19 pandemic. The Engine segment Adjusted EBIT margin was 10.4% during the six months ended June 30, 2020, down from 15.5% during the six months ended June 30, 2019 primarily due to the impact of lower sales.

The Drivetrain segment net sales decreased $513 million, or 25.9%, from the six months ended June 30, 2019. Excluding the impact of weaker foreign currencies, primarily the Euro, Chinese Renminbi and Korean Won, net sales decreased approximately 24.2% from the six months ended June 30, 2019, primarily due to production disruptions arising from the COVID-19 pandemic. The Drivetrain segment Adjusted EBIT margin was 4.4% during the six months ended June 30, 2020 down from 10.5% during the six months ended June 30, 2019, primarily due to the impact of lower sales and lower research and development reimbursements.

Outlook

The Company expects industry production to significantly decline in Europe, North America and China during 2020 driven mainly by the negative production impact caused by COVID-19. Net new business-related sales growth, due to increased penetration of BorgWarner products around the world, is expected to only partially offset the impact of declining global industry production expected. As a result, the Company expects declining revenue in 2020, excluding the impact of foreign currencies and the net impact of acquisitions and divestitures.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. At June 30, 2020, the Company had $2,003 million of cash, of which $656 million of cash was held by our subsidiaries outside the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions.

The majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions and other corporate expenses.

On June 19, 2020, in anticipation of the acquisition of Delphi Technologies and to refinance the Company's $250 million 4.625% senior notes due in September 2020, the Company issued $1.1 billion in 2.650% senior notes due July 2027. Interest is payable semi-annually in arrears on January 1 and July 1 of each year. These senior notes are not guaranteed by any of the Company’s subsidiaries. This issuance is not conditioned upon the consummation of this acquisition; however, if the acquisition is not consummated on or prior to April 28, 2021 or the transaction agreement is cancelled, then the Company will be required to redeem and repay the senior notes at 101% of the principal amount, including accrued interest.

On April 29, 2020, the Company entered into a $750 million delayed-draw term loan which was subsequently cancelled on June 19, 2020 in accordance with its terms, following the Company's issuance of the $1.1 billion in senior notes.

On March 13, 2020, the Company amended its multi-currency revolving credit facility by increasing the size of the facility from $1.2 billion to $1.5 billion and by extending the maturity until March 13, 2025.

The multi-currency revolving credit agreement provides for the facility to automatically increase to $2.0 billion upon the closing of the anticipated acquisition of Delphi Technologies. Additionally, the agreement allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant which is a debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. The Company was in compliance with the financial covenant at June 30, 2020. At June 30, 2020 and December 31, 2019, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue short-term, unsecured commercial paper notes. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2020 and December 31, 2019.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $1.5 billion.

In addition to the credit facility, the Company's universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions.

On February 12, 2020, April 29, 2020, and July 29, 2020, the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. The dividends declared during the first and second quarters were paid on March 16, 2020 and June 15, 2020, respectively. The dividend declared during the third quarter will be paid on September 15, 2020.

From a credit quality perspective, the Company had a credit rating of BBB+ from both Standard & Poor's and Fitch Ratings and Baa1 from Moody's as of December 31, 2019, with a stable outlook from all rating agencies. On January 28, 2020, the Company entered into a definitive agreement to acquire Delphi Technologies. During the three months ended June 30, 2020, due to the recent business disruptions from COVID-19 and uncertainties surrounding this anticipated acquisition, Standard & Poor's downgraded the Company's rating from BBB+ with a stable outlook to BBB with a negative outlook. Additionally, Moody's and Fitch have adjusted their outlooks from stable to negative but have maintained the Company's credit ratings at Baa1 and BBB+, respectively. None of the Company's debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities decreased to $327 million during the first six months of 2020 from $467 million during the first six months of 2019. The $140 million decrease in cash provided by operating activities is primarily due to lower net earnings adjusted for non-cash charges to operations, partially offset by favorable changes in working capital.

Net cash used in investing activities decreased to $147 million during the first six months of 2020 from $277 million during the first six months of 2019. This decrease is primarily due to reductions in capital expenditures, 2020 insurance recovery proceeds received for damaged assets, 2019 acquisitions of Romeo, Rinehart Motion Systems LLC and AM Racing LLC, partially offset by 2019 proceeds from the sale of the non-core pipe and thermostat product lines.

Net cash provided by financing activities of $999 million during the first six months of 2020 increased $1,217 million compared to net cash used by financing activities of $218 million during the first six months of 2019. This increase is primarily driven by the Company's issuance of $1.1 billion in 2.650% senior notes during the first six months of 2020 and share repurchases that totaled $100 million during the first six months of 2019.

COVID-19 has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company's ability to access capital or its customers’ ability to pay the

Company for past or future purchases, which could negatively affect the Company's liquidity. The Company, however, believes that the combination of cash balances, cash from operations, available credit facilities, and the universal shelf registration capacity will be sufficient to satisfy its cash needs for current level of operations, planned operations for the foreseeable future, the current share repurchase program and the anticipated acquisition of Delphi Technologies. The Company currently intends to continue its balanced approach to capital allocation by investing capital in support of organic growth, inorganic growth, and returning capital to stockholders.

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 14 such sites as of June 30, 2020 and December 31, 2019. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company's most significant currency exposures relate to the Chinese Renminbi, Euro, Hungarian Forint, Japanese Yen, Mexican Peso, Swedish Krona and South Korean Won. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts in order to reduce exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency.

The foreign currency translation adjustments contained within the Company's Condensed Consolidated Statements of Comprehensive (Loss) Income represent the foreign currency translational impacts of converting its non-U.S. dollar subsidiaries' financial statements to the Company’s reporting currency (U.S. dollar) and the related gains and losses arising from its net investment hedges.

The foreign currency translation adjustment gain of $14 million during the three months ended June 30, 2020 was primarily due to the impact of a weakening U.S. dollar against the Euro and Korean Won. The foreign currency translation adjustment loss of $60 million during the six months ended June 30, 2020 was primarily due to the impact of a strengthening U.S. dollar against the Brazilian Real, British Pound, Chinese Renminbi and Korean Won. The following table provides the percentage change in U.S. dollar against the respective currencies and the approximate impacts of these changes on the respective periods.

(in millions, except for percentages)	Three months ended June 30, 2020		Six months ended June 30, 2020
Euro (including impacts from net investment hedges)	(2)%	$9	—%	$14
Korean won	(2)%	$7	4%	$(14)
Chinese renminbi	—%	$2	1%	$(17)
British pound	—%	$(2)	6%	$(17)
Brazilian real	5%	$(3)	26%	$(22)

The foreign currency translation adjustment loss of $13 million during the three months ended June 30, 2019 was primarily due to the impact of a strengthening U.S. dollar against Chinese Renminbi and Korean Won, which both increased approximately 2% from March 31, 2019, partially offset by a weakening U.S. dollar against the Euro, which decreased approximately 1% from March 31, 2019. The foreign currency translation adjustment loss of $22 million during the six months ended June 30, 2019 was primarily due to the impact of a strengthening U.S. dollar against the Euro and Korean Won, which increased approximately 1% and 4% from December 31, 2018, respectively.

Item 4.Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. Refer to Note 17, "Contingencies," to the Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of environmental, an open SEC investigation and other litigation which is incorporated herein by reference.

Item 1A. Risk Factors

During the six months ended June 30, 2020, there have been no material changes from the risk factors disclosed in the Company's Annual Report on the Form 10-K for the year ended December 31, 2019, except as described below:

Other risks

We face risks related to the COVID-19 pandemic that could adversely affect our business and financial performance.

The COVID-19 pandemic has disrupted, and is likely to continue to disrupt, the global automotive industry and customer sales, production volumes, and purchases of light vehicles by end consumers. Global vehicle production has decreased, and some vehicle manufacturers have, at times, completely shut down manufacturing operations in some countries and regions, including the United States and Europe. As a result, we have experienced, and are likely to continue to experience, delays in the production and distribution of our products and the loss of sales. If the global economic effects caused by COVID-19 continue or increase, overall customer demand may continue to decrease, which could have a further adverse effect on our business, results of operations, and financial condition.

Global government directives and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, closing of borders, stay-at-home directives and closing of entire plants, cities and countries, have materially impacted our operations. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which adversely impacts access to capital and increases the cost of capital.

Due to the uncertainty of its duration and the timing of recovery, we are not able at this time to predict the extent to which COVID-19 may have an adverse effect on our business, financial condition, and operating results. The extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames, will depend on future developments, including, but not limited to, the duration and spread of COVID-19, its severity, the actions to contain COVID-19 or treat its impact, related restrictions on travel, and the duration, timing and severity of the impact on customer production, including any recession resulting from COVID-19, all of which are uncertain and cannot be predicted. A continued extension period of global supply chain and economic disruption as a result of COVID-19 would have a further material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration are uncertain.

In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in the Company's Annual Report on the Company's Form 10-K for the year ended December 31, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In January 2020, the Company's Board of Directors authorized the purchase of up to $1 billion of the Company's common stock, which replaced the previous share repurchase program. As of June 30, 2020, the Company had not repurchased any shares under this common stock repurchase program. All shares purchased under this authorization will be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2020:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
Month Ended April 30, 2020
Common Stock Repurchase Program	—	$—	—	$1,000
Employee transactions	19,341	$22.65	—
Month Ended May 31, 2020
Common Stock Repurchase Program	—	$—	—	$1,000
Employee transactions	—	$—	—
Month Ended June 30, 2020
Common Stock Repurchase Program	—	$—	—	$1,000
Employee transactions	1,432	$35.22	—

Item 6.Exhibits

Exhibit 1.1
Underwriting Agreement, dated June 16, 2020, between BorgWarner Inc. and BofA Securities, Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 19, 2020).

Exhibit 2.1	Amendment and Consent Agreement, dated May 6, 2020, by and between BorgWarner Inc. and Delphi Technologies PLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 6, 2020).

Exhibit 4.1
Sixth Supplemental Indenture, dated June 19, 2020, between BorgWarner Inc. and Deutsche Bank Trust Company Americas, as trustee (including the form of Global Note attached as Exhibit A to the Sixth Supplemental Indenture) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 19, 2020).

Exhibit 10.1	Form of 2020 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors.*

Exhibit 10.2	Revised Offer Letter, dated as of June 7, 2020, between BorgWarner Inc. and Daniel R. Etue.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 104.1	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.*
____________________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in his capacity as the Registrant’s Controller (Principal Accounting Officer).

BorgWarner Inc.

(Registrant)

By	/s/ Thomas J. McGill
(Signature)

Thomas J. McGill

Vice President and Controller
(Principal Accounting Officer)

Date: August 5, 2020