Form 10-Q
period 2020-09-30
BORGWARNER INC
filed 2020-10-29
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
Yes ☐  No ☑
As of October 23, 2020, the registrant had 244,518,666 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include: uncertainties regarding the extent and duration of impacts of matters associated with COVID-19/coronavirus ("COVID-19"), including additional production disruptions; the failure to realize the expected benefits of the acquisition of Delphi Technologies PLC that the Company completed on October 1, 2020; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; our dependence on automotive and truck production, both of which are highly cyclical; our reliance on major original equipment manufacturer ("OEM") customers; commodities availability and pricing; supply disruptions; fluctuations in interest rates and foreign currency exchange rates; availability of credit; our dependence on key management; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims; future changes in laws and regulations, including, by way of example, tariffs, in the countries in which we operate; and the other risks, including, by way of example, pandemics and quarantines, noted in reports that we file with the Securities and Exchange Commission, including Item 1A, "Risk Factors" in our most recently-filed Form 10-K as updated by Item 1A of this report. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$2,121	$832
Receivables, net	1,977	1,921
Inventories, net	815	807
Prepayments and other current assets	252	276
Total current assets	5,165	3,836

Property, plant and equipment, net	2,824	2,925
Investments and other long-term receivables	305	318
Goodwill	1,855	1,842
Other intangible assets, net	371	402
Other non-current assets	372	379
Total assets	$10,892	$9,702

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$49	$286
Accounts payable and accrued expenses	2,127	1,977
Income taxes payable	23	66
Total current liabilities	2,199	2,329

Long-term debt	2,787	1,674

Other non-current liabilities:
Retirement-related liabilities	290	306
Other	698	549
Total other non-current liabilities	988	855

Common stock	3	3
Capital in excess of par value	1,128	1,145
Retained earnings	5,979	5,942
Accumulated other comprehensive loss	(730)	(727)
Common stock held in treasury, at cost	(1,623)	(1,657)
Total BorgWarner Inc. stockholders’ equity	4,757	4,706
Noncontrolling interest	161	138
Total equity	4,918	4,844
Total liabilities and equity	$10,892	$9,702

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Net sales	$2,534	$2,492	$6,239	$7,609
Cost of sales	2,017	1,968	5,101	6,053
Gross profit	517	524	1,138	1,556

Selling, general and administrative expenses	204	230	601	668
Other expense, net	29	18	142	63
Operating income	284	276	395	825

Equity in affiliates’ earnings, net of tax	(3)	(7)	(10)	(25)
Interest income	(3)	(4)	(8)	(9)
Interest expense	20	15	50	43
Other postretirement (income) expense	(2)	(1)	(5)	26
Earnings before income taxes and noncontrolling interest	272	273	368	790

Provision for income taxes	143	66	186	230
Net earnings	129	207	182	560
Net earnings attributable to the noncontrolling interest, net of tax	18	13	40	34
Net earnings attributable to BorgWarner Inc.	$111	$194	$142	$526

Earnings per share — basic	$0.54	$0.94	$0.69	$2.56

Earnings per share — diluted	$0.53	$0.94	$0.69	$2.54

Weighted average shares outstanding:
Basic	206.0	205.3	205.9	205.9
Diluted	207.3	206.3	206.7	206.8

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net earnings attributable to BorgWarner Inc.	$111	$194	$142	$526

Other comprehensive income (loss)
Foreign currency translation adjustments*	49	(114)	(11)	(136)
Hedge instruments*	1	1	—	—
Defined benefit postretirement plans*	7	4	8	31
Total other comprehensive income (loss) attributable to BorgWarner Inc.	57	(109)	(3)	(105)

Comprehensive income attributable to BorgWarner Inc.*	168	85	139	421

Net earnings attributable to noncontrolling interest, net of tax	18	13	40	34
Other comprehensive income (loss) attributable to the noncontrolling interest*	6	(5)	3	(7)
Comprehensive income	$192	$93	$182	$448
____________________________________
*    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2020	2019
OPERATING
Net earnings	$182	$560
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	339	324
Restructuring expense, net of cash paid	49	14
Asset impairments	26	—
Stock-based compensation expense	29	30
Gain on insurance recovery received for property damage	(9)	—
Deferred income tax provision	56	28
Pension settlement loss	—	26
Tax reform adjustments to provision for income taxes	—	16
Equity in affiliates’ earnings, net of dividends received, and other	(1)	9
Net earnings adjusted for non-cash charges to operations	671	1,007
Changes in assets and liabilities:
Receivables	(25)	(76)
Inventories	3	(56)
Prepayments and other current assets	(4)	(24)
Accounts payable and accrued expenses	153	(18)
Prepaid taxes and income taxes payable	(2)	15
Other assets and liabilities	12	(24)
Net cash provided by operating activities	808	824
INVESTING
Capital expenditures, including tooling outlays	(262)	(346)
Insurance proceeds received for damage to property, plant and equipment	23	—
Capital expenditures for damage to property, plant and equipment	(18)	—
Proceeds from settlement of net investment hedges	12	—
Payments for business acquired, net of cash acquired	(2)	(10)
Payments for investments in equity securities	(2)	(52)
Proceeds from sale of business, net of cash divested	—	24
Proceeds from asset disposals and other, net	—	4
Net cash used in investing activities	(249)	(380)
FINANCING
Net increase in notes payable	6	—
Additions to debt	1,163	45
Payments for debt issuance costs	(11)	—
Repayments of debt, including current portion	(308)	(54)
Payments for purchase of treasury stock	—	(100)
Payments for stock-based compensation items	(13)	(15)
Contributions from noncontrolling interest stockholders	—	4
Dividends paid to BorgWarner stockholders	(105)	(105)
Dividends paid to noncontrolling stockholders	(21)	(23)
Net cash provided by (used in) financing activities	711	(248)
Effect of exchange rate changes on cash	19	(19)
Net increase in cash and cash equivalents	1,289	177
Cash and cash equivalents at beginning of year	832	739
Cash and cash equivalents at end of period	$2,121	$916
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$53	$58
Income taxes, net of refunds	$110	$148

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet as of December 31, 2019 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

A novel strain of COVID-19/coronavirus ("COVID-19") was first identified in Wuhan, China in December 2019 and subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has surfaced in nearly all regions around the world and has resulted, at times, in travel restrictions, closing of borders and business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted the Company's business globally. Many OEMs temporarily suspended certain manufacturing operations, particularly in North America and Europe, due to market conditions and matters associated with COVID-19. Additionally, as a global manufacturer, during the nine months ended September 30, 2020, the Company responded to shelter-in-place and similar government orders in various locations around the world, including throughout the United States and Europe, which resulted in the temporary closures of or reduced operations at the Company's manufacturing and assembly facilities.

Because of the impacts COVID-19 had on the Company's operations, primarily in the second quarter of 2020, the Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company's goodwill, intangible assets, and other long-lived assets and valuation allowances on deferred tax assets with the information reasonably available to the Company and the unknown future impacts of COVID-19. As a result of these assessments, there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company's Condensed Consolidated Financial Statements. Although the Company's operations have resumed, there is no guarantee that COVID-19 will not require additional assessments in the future and these assessments would not result in material impacts to the Consolidated Financial Statements in future reporting periods.

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

Accounting Standards Not Yet Adopted

In January 2020, the FASB issued ASU No. 2020-1, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)." It clarifies the interaction among the accounting for equity securities, equity method investments, and certain derivative instruments. Specifically, for the purposes of applying the ASC Topic 321 measurement alternative, a company should consider observable transactions immediately before applying or upon discontinuing the equity method. Additionally, when determining the accounting for certain forward contracts and purchased options entered into to purchase securities, a company should not consider if the underlying securities would be accounted for under the equity method (ASC Topic 323) or fair value option (ASC Topic 825). This guidance is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company does not expect this guidance to have a material impact on its Condensed Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)." It (i) requires the removal of disclosures that are no longer considered cost beneficial; (ii) clarifies specific requirements of certain disclosures; and (iii) adds new disclosure requirements, including the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and reasons for significant gains and losses related to changes in the benefit obligation. This guidance is effective for annual periods beginning after December 15, 2020, and early adoption is permitted. The Company does not expect this guidance to have a material impact, and it will include enhanced disclosures in the Consolidated Financial Statements upon adoption.

(3) Revenue from Contracts with Customers

The Company manufactures and sells products, primarily to OEMs of light vehicles and, to a lesser extent, to other OEMs of commercial vehicles, off-highway vehicles, certain tier one vehicle systems suppliers and into the aftermarket. Although the Company may enter into long-term supply arrangements with its major customers, the prices and volumes are not fixed over the life of the arrangements, and a contract does not exist for purposes of applying ASC Topic 606, "Revenue from Contracts with Customers," until volumes are contractually known. Revenue is recognized when performance obligations under the terms of a contract are satisfied, which generally occurs with the transfer of control of the Company's products. For most of the Company's products, transfer of control occurs upon shipment or delivery; however, a limited number of the Company's customer arrangements for highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $8 million and $10 million at September 30, 2020 and December 31, 2019, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company's Condensed Consolidated Balance Sheets.
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
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Accounts payable and accrued expenses and Other non-current liabilities in the Condensed Consolidated Balance Sheets and were $12 million and $4 million at September 30, 2020 and $10 million and $12 million at December 31, 2019, respectively. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. The Company evaluates the underlying economics of each amount of consideration payable to a customer to determine the proper accounting by understanding the reasons for the payment, the rights and obligations resulting from the payment, the nature of the promise in the contract, and other relevant facts and circumstances. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. The Company recognizes a reduction to revenue, when the products that any such payments are related to, are transferred to the customer based on the total amount of products expected to be sold over the term of the arrangement (generally 3 to 7 years). The Company evaluates the amounts capitalized each period end for recoverability, and any amounts that are no longer expected to be recovered over the term of the business arrangement are recognized as a reduction to revenue at that time. The Company had $41 million and $37 million recorded in Prepayments and other current assets in the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, respectively. The Company had $164 million and $180 million recorded in Other non-current assets in the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, respectively.
The Company's business is comprised of two reporting segments: Engine and Drivetrain. Refer to Note 20, "Reporting Segments," to the Condensed Consolidated Financial Statements for more information. The following table represents a disaggregation of revenue from contracts with customers by segment and region:

	Three Months Ended September 30,
	2020			2019
(In millions)	Engine	Drivetrain	Total	Engine	Drivetrain	Total
North America	$384	$456	$840	$397	$456	$853
Europe	658	186	844	716	203	919
Asia	391	429	820	357	324	681
Other	26	4	30	30	9	39
Total	$1,459	$1,075	$2,534	$1,500	$992	$2,492

	Nine Months Ended September 30,
	2020			2019
(In millions)	Engine	Drivetrain	Total	Engine	Drivetrain	Total
North America	$938	$1,069	$2,007	$1,216	$1,362	$2,578
Europe	1,707	467	2,174	2,277	641	2,918
Asia	988	995	1,983	1,053	944	1,997
Other	64	11	75	91	25	116
Total	$3,697	$2,542	$6,239	$4,637	$2,972	$7,609

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Gross R&D expenditures	$115	$123	$336	$372
Customer reimbursements	(15)	(21)	(39)	(53)
Net R&D expenditures	$100	$102	$297	$319

(5) Other Expense, Net

Items included in Other expense, net consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Restructuring expense	$20	$14	$72	$41
Merger, acquisition and divestiture expense	16	4	58	10
Asset impairments	—	—	26	—
Net gain on insurance recovery for property damage	(3)	—	(9)	—
Unfavorable arbitration loss	—	—	—	14
Other income, net	(4)	—	(5)	(2)
Other expense, net	$29	$18	$142	$63

Restructuring expense: During the three and nine months ended September 30, 2020, the Company recorded restructuring expense of $20 million and $72 million, respectively, primarily related to actions to reduce structural costs. During the three and nine months ended September 30, 2019, the Company recorded restructuring expense of $14 million and $41 million, respectively. This restructuring expense primarily related to Drivetrain and Engine segment actions designed to improve future profitability and competitiveness. Refer to Note 18, "Restructuring," to the Condensed Consolidated Financial Statements for more information.

Merger, acquisition and divestiture expense: During the three and nine months ended September 30, 2020, the Company recorded merger, acquisition and divestiture expense of $16 million and $58 million, respectively, primarily related to professional fees associated with the Company's acquisition of Delphi Technologies PLC ("Delphi Technologies") completed on October 1, 2020. During the three and nine months ended September 30, 2019, the Company recorded merger, acquisition and divestiture expense of $4 million and $10 million, respectively, primarily professional fees related to its review of strategic acquisition targets, including its 20% equity interest in Romeo Systems, Inc. ("Romeo") and divestiture activities for non-core pipe and thermostat product lines.

Asset impairments: During the nine months ended September 30, 2020, the Company recorded asset impairment charges of $26 million. In the first quarter of 2020, the Company recorded a $9 million charge to reduce its investment in Romeo to the estimated fair value of $41 million. Refer to Note 21, "Recent Transactions and Events," to the Condensed Consolidated Financial Statements for more information. The remaining asset impairment charges of $9 million in the Engine segment and $8 million in the Drivetrain segment, related to the write down of property, plant and equipment associated with the announced closures of two European facilities.

Net gain on insurance recovery: On April 13, 2020, a tornado struck the Company's facility in Seneca, South Carolina (the "Seneca Plant") causing damage to the Company's assets. The Seneca Plant, which is one of the Company's largest Drivetrain plants, was not in operation at the time. The Company expects its insurance policies to cover the full repair or replacement of the Company's assets that incurred loss or damage. During the three and nine months ended September 30, 2020, the Company recorded a net gain of $3 million and $9 million, respectively, from insurance recovery proceeds, which primarily represents the amount received for replacement cost in excess of carrying value (net of deductible expense of $1 million). In addition, all clean-up and repair costs incurred through September 30, 2020 have been fully recovered through these insurance proceeds. As of September 30, 2020, the Company had received a total of $110 million in cash proceeds from insurance carriers related to this event, substantially all of which have been applied to losses and expenses associated with clean-up and repair costs and capital expenditures. The Company expects its insurance policies to provide coverage for interruption to its business and reimbursement for other expenses and costs that will be incurred relating to the damages and losses sustained.

Unfavorable arbitration loss: During the nine months ended September 30, 2019, the Company recorded $14 million of expense related to the receipt of a final unfavorable arbitration decision associated with the resolution of a matter related to a previous acquisition.

(6) Income Taxes

The Company's provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The Company's effective tax rate for the nine months ended September 30, 2020 was 50.5%. This rate was unfavorably impacted by $51 million of additional income tax expense in the quarter ended
September 30, 2020, primarily related to final U.S Treasury regulations that were issued in the third quarter. For the nine months ended September 30, 2020 net increases to income tax expense were $44 million, as certain tax law changes in India in the Company's first quarter of 2020 and the release of certain unrecognized tax benefits due to closure of an audit partially offset by the additional income tax expense recognized in the third quarter. The Company’s effective tax rate was also unfavorably impacted by $156 million of restructuring expenses and merger, acquisition and divestiture expenses and asset impairment charges that were largely non-deductible for tax purposes. The Company recognized $23 million of tax benefit associated with these expenses in the nine months ended September 30, 2020.

The Company's effective tax rate for the nine months ended September 30, 2019 was 29.2%. This rate includes reductions of income tax expense of $11 million related to restructuring expense, $6 million related to other postretirement expense, and $13 million for other reductions to income tax expense. This rate also includes an increase in income tax expense of $22 million due to the U.S. Department of the Treasury's issuance of the final regulations during the first three months of 2019 related to the calculation of the one-time transition tax associated with the Tax Cuts and Jobs Act of 2017.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates which differ from those in the U.S., U.S. taxes on foreign earnings, the realization of certain business tax credits, including foreign tax credits, and favorable permanent differences between book and tax treatment for certain items, including equity in affiliates' earnings.

Deferred tax liabilities, which are reflected in Other non-current liabilities in the Condensed Consolidated Balance Sheets, increased from $125 million at December 31, 2019 to $174 million at

September 30, 2020, primarily due to the issuance of final U.S. Treasury regulations in the third quarter of 2020.

(7) Inventories, Net

Certain U.S. inventories are measured by the last-in, first-out (“LIFO”) method at the lower of cost or market, while other U.S. and foreign operations use the first-in, first-out (“FIFO”) or average-cost methods at the lower of cost and net realizable value. Inventories, net consisted of the following:

	September 30,	December 31,
(in millions)	2020	2019
Raw material and supplies	$529	$502
Work in progress	115	113
Finished goods	186	207
FIFO inventories	830	822
LIFO reserve	(15)	(15)
Inventories, net	$815	$807

(8) Property, Plant and Equipment, Net

	September 30,	December 31,
(in millions)	2020	2019
Land, land use rights and buildings	$905	$860
Machinery and equipment	3,197	2,971
Construction in progress	291	360
Finance lease assets	—	1
Total property, plant and equipment, gross	4,393	4,192
Less: accumulated depreciation	(1,800)	(1,513)
Property, plant and equipment, net, excluding tooling	2,593	2,679
Tooling, net of amortization	231	246
Property, plant and equipment, net	$2,824	$2,925

As of September 30, 2020 and December 31, 2019, accounts payable of $39 million and $102 million, respectively, were related to property, plant and equipment purchases.

Interest costs capitalized for the nine months ended September 30, 2020 and 2019 were $6 million and $13 million, respectively.

(9) Product Warranty

The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, which could require adjustments to the accrual.

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2020	2019
Beginning balance, January 1	$116	$103
Provisions for current period sales	36	36
Adjustments of prior estimates	14	9
Payments	(41)	(43)
Translation adjustment	2	(4)
Ending balance, September 30	$127	$101

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
(in millions)	2020	2019
Accounts payable and accrued expenses	$73	$63
Other non-current liabilities	54	53
Total product warranty liability	$127	$116

(10) Notes Payable and Long-Term Debt

As of September 30, 2020 and December 31, 2019, the Company had short-term and long-term debt outstanding as follows:

	September 30,	December 31,
(in millions)	2020	2019
Short-term debt
Short-term borrowings	$47	$34

Long-term debt
4.625% Senior notes due 09/15/20 ($250 million par value)	—	251
1.800% Senior notes due 11/07/22 (€500 million par value)	584	558
3.375% Senior notes due 03/15/25 ($500 million par value)	497	497
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,088	—
7.125% Senior notes due 02/15/29 ($121 million par value)	119	119
4.375% Senior notes due 03/15/45 ($500 million par value)	494	494
Term loan facilities and other	7	7
Total long-term debt	2,789	1,926
Less: current portion	2	252
Long-term debt, net of current portion	$2,787	$1,674

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of September 30, 2020 and December 31, 2019, the Company had $47 million and $34 million, respectively, in borrowings under these facilities, which are classified in Notes payable and short-term debt on the Condensed Consolidated Balance Sheets.

The weighted average interest rate on short-term borrowings outstanding as of September 30, 2020 and December 31, 2019 was 2.2% and 2.5%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of September 30, 2020 and December 31, 2019 was 2.3% and 2.8%.

On June 19, 2020, in anticipation of the acquisition of Delphi Technologies and to refinance the Company's $250 million 4.625% senior notes due in September 2020, the Company issued $1.1 billion in 2.650% senior notes due July 2027. Interest is payable semi-annually in arrears on January 1 and July 1 of each year. These senior notes are not guaranteed by any of the Company’s subsidiaries.

On April 29, 2020, the Company entered into a $750 million delayed-draw term loan which was subsequently cancelled on June 19, 2020 in accordance with its terms, following the Company's issuance of the $1.1 billion in 2.650% senior notes.

On March 13, 2020, the Company amended its multi-currency revolving credit facility by increasing the size of the facility from $1.2 billion to $1.5 billion and by extending the maturity until March 13, 2025. The multi-currency revolving credit agreement automatically increased to $2.0 billion upon the closing of the acquisition of Delphi Technologies on October 1, 2020. Additionally, the agreement allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant, which is a debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. The Company was in compliance with the financial covenant at September 30, 2020. At September 30, 2020 and December 31, 2019, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue up to $1.5 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. The commercial paper program automatically increased to $2.0 billion upon the closing of the acquisition of Delphi Technologies on October 1, 2020. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, the estimated fair values of the Company’s senior unsecured notes totaled $3,027 million and $2,025 million, respectively. The estimated fair values were $245 million higher than their carrying value at September 30, 2020 and $106 million higher than their carrying value at December 31, 2019. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $32 million and $28 million at September 30, 2020 and December 31, 2019, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

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
Level 2:Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

		Basis of fair value measurements
(in millions)	Balance at September 30, 2020	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$5	$—	$5	$—	A
Net investment hedge contracts	$2	$—	$2	$—	A
Liabilities:
Foreign currency contracts	$5	$—	$5	$—	A
Net investment hedge contracts	$79	$—	$79	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2019	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Net investment hedge contracts	$3	$—	$3	$—	A
Liabilities:
Foreign currency contracts	$1	$—	$1	$—	A
Net investment hedge contracts	$8	$—	$8	$—	A

(12) Financial Instruments

The Company’s financial instruments typically include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, interest rate and cross-currency swaps and options, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At September 30, 2020 and December 31, 2019, the Company had no derivative contracts that contained credit risk-related contingent features.

    The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges. At September 30, 2020 and December 31, 2019, the following commodity derivative contracts were outstanding:

	Commodity derivative contracts
Commodity	Volume hedged September 30, 2020	Volume hedged December 31, 2019	Units of measure	Duration
Copper	47	203	Metric Tons	Dec - 20

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At September 30, 2020 and December 31, 2019, the Company had no outstanding interest rate swaps.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts and cross-currency swaps to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). The Company has also designated its Euro-denominated debt as a net investment hedge of the Company's investment in European subsidiaries. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At September 30, 2020 and December 31, 2019, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)
Functional currency	Traded currency	Notional in traded currency September 30, 2020	Notional in traded currency December 31, 2019	Ending Duration
Brazilian real	Euro	1	1	Jan - 21
Brazilian real	US dollar	3	—	Jan - 21
British pound	Euro	11	9	Mar - 21
British pound	US dollar	—	4	Mar - 20
Chinese renminbi	US dollar	51	2	Jul - 21
Euro	British pound	1	—	Jan - 21
Euro	Chinese renminbi	1	—	Oct - 20
Euro	Hungarian forint	744	—	Jan - 21
Euro	Japanese yen	85	383	Dec - 20
Euro	Polish zloty	125	—	Dec - 20
Euro	US dollar	3	18	Dec - 20
Indian rupee	Japanese yen	32	—	Oct - 20
Indian rupee	US dollar	2	—	Oct - 20
Japanese yen	Korean won	1,255	—	Dec - 20
Japanese yen	US dollar	1	—	Dec - 20
Korean won	Euro	3	13	Dec - 20
Korean won	Japanese yen	169	409	Dec - 20
Korean won	US dollar	15	4	Dec - 20
Swedish krona	Euro	—	3	Jan - 20
Thai baht	US dollar	1	—	Dec - 20
US dollar	Euro	79	14	Dec - 20
US dollar	Japanese yen	500	—	Oct - 20
US dollar	Korean won	15,000	—	Apr - 21
US dollar	Mexican peso	188	—	Mar - 21

The Company selectively uses cross-currency swaps and certain foreign currency-denominated debt to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). At September 30, 2020 and December 31, 2019, the following cross-currency swap contracts were outstanding:

	Cross-Currency Swaps
(in millions)	September 30, 2020	December 31, 2019	Duration
US dollar to Euro:
Fixed receiving notional	$1,100	$—	Jul - 27
Fixed paying notional	€976	€—	Jul - 27
US dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
US dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 23
Fixed paying notional	¥10,978	¥10,978	Feb - 23

At September 30, 2020 and December 31, 2019, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	September 30, 2020	December 31, 2019	Location	September 30, 2020	December 31, 2019
Foreign currency	Prepayments and other current assets	$1	$—	Accounts payable and accrued expenses	$2	$1
Net investment hedges	Other non-current assets	$2	$3	Other non-current liabilities	$79	$8
Derivatives not designated as hedging instruments
Foreign currency	Prepayments and other current assets	$4	$—	Accounts payable and accrued expenses	$3	$—

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at September 30, 2020 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2020	December 31, 2019
Foreign currency	$(1)	$—	$(1)
Net investment hedges:
Foreign currency	6	5	—
Cross-currency swaps	(55)	16	—
Foreign currency-denominated debt	(43)	(17)	—
Total	$(93)	$4	$(1)

Derivative instruments designated as cash flow hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended September 30, 2020
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$2,534	$2,017	$204	$57

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income (loss)				$1
Gain (loss) reclassified from AOCI to income	$—	$—	$—

	Nine Months Ended September 30, 2020
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income(loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$6,239	$5,101	$601	$(3)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income (loss)				$(1)
Gain (loss) reclassified from AOCI to income	$—	$—	$(1)

	Three Months Ended September 30, 2019
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$2,492	$1,968	$230	$(109)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income (loss)				$—
Gain (loss) reclassified from AOCI to income	$(2)	$—	$1

	Nine Months Ended September 30, 2019
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income(loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$7,609	$6,053	$668	$(105)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income (loss)				$(1)
Gain (loss) reclassified from AOCI to income	$(4)	$1	$2

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2020	2019	2020	2019
Foreign currency	$—	$2	$1	$2
Cross-currency swaps	$(89)	$11	$(71)	$16
Foreign currency-denominated debt	$(24)	$23	$(26)	$28

Derivatives designated as net investment hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains recorded in Interest expense and finance charges on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2020	2019	2020	2019
Cross-currency swaps	$6	$3	$13	$8
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

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains and (losses) recorded in income:

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Contract Type	Location	2020	2019	2020	2019
Foreign Currency	Selling, general and administrative expenses	$(1)	$—	$2	$(3)

(13) Retirement Benefit Plans

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2020 range from $15 million to $25 million, of which $15 million has been contributed through the first nine months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

During the nine months ended September 30, 2019, the Company settled approximately $50 million of its U.S. pension projected benefit obligation by liquidating approximately $50 million in plan assets through a lump-sum disbursement made to an insurance company. Pursuant to this agreement, the insurance company has unconditionally and irrevocably guaranteed all future payments to certain participants that were receiving payments from the U.S. pension plan. The insurance company has assumed all investment risk associated with the assets that were delivered as part of this transaction. Additionally, during the nine months ended September 30, 2019, the Company discharged certain U.S. pension plan obligations by making lump-sum payments of $13 million to former employees of the Company. As a result, the Company settled $63 million of U.S. pension projected benefit obligation by liquidating pension plan assets and recorded a non-cash settlement loss of $26 million related to the accelerated recognition of unamortized losses.

The components of net periodic benefit cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2020		2019
Three Months Ended September 30,	US	Non-US	US	Non-US	2020	2019
Service cost	$—	$5	$—	$5	$—	$—
Interest cost	1	2	2	3	—	—
Expected return on plan assets	(2)	(6)	(3)	(6)	—	—
Amortization of unrecognized prior service credit	(1)	—	(1)	—	(1)	(1)
Amortization of unrecognized loss	1	3	2	2	1	1
Net periodic benefit cost	$(1)	$4	$—	$4	$—	$—

	Pension benefits				Other postretirement employee benefits
(in millions)	2020		2019
Nine Months Ended September 30,	US	Non-US	US	Non-US	2020	2019
Service cost	$—	$15	$—	$14	$—	$—
Interest cost	4	7	7	9	1	2
Expected return on plan assets	(7)	(18)	(9)	(17)	—	—
Settlement loss	—	—	26	—	—	—
Amortization of unrecognized prior service credit	(1)	—	(1)	—	(2)	(3)
Amortization of unrecognized loss	2	8	4	7	1	1
Net periodic benefit (income) cost	$(2)	$12	$27	$13	$—	$—

The components of net periodic benefit (income) cost other than the service cost component are included in Other postretirement (income) expense in the Condensed Consolidated Statements of Operations.

(14) Stock-Based Compensation

The Company has granted restricted common stock and restricted stock units (collectively, "restricted stock") and performance share units as long-term incentive awards to employees and non-employee directors under the BorgWarner Inc. 2014 Stock Incentive Plan, as amended ("2014 Plan") and the BorgWarner Inc. 2018 Stock Incentive Plan ("2018 Plan"). The Company's Board of Directors adopted the 2018 Plan as a replacement to the 2014 Plan in February 2018, and the Company's stockholders approved the 2018 Plan at the annual meeting of stockholders on April 25, 2018. After stockholders approved the 2018 Plan, the Company could no longer make grants under the 2014 Plan. The shares that were available for issuance under the 2014 Plan were cancelled upon approval of the 2018 Plan. The 2018 Plan authorizes the issuance of a total of 7 million shares, of which approximately 5 million shares were available for future issuance as of September 30, 2020.

Restricted stock: During the first nine months of 2020, the Company granted shares of restricted stock of 775,705 and 30,674 to employees and non-employee directors, respectively. Restricted stock granted to employees generally vests 50% after two years and the remainder after three years. Restricted stock granted to non-employee directors generally vests on the first anniversary of the grant date. The Company recognizes the value of the restricted stock, which is equal to the market value of the Company’s common stock on the date of grant, as compensation expense ratably over the restricted stock's vesting period. As of September 30, 2020, the Company had $38 million of unrecognized compensation expense that will be recognized over a weighted average period of 1.3 years. The

Company recorded restricted stock compensation expense of $7 million and $8 million for the three months ended September 30, 2020 and 2019, respectively, and $22 million for the nine months ended September 30, 2020 and 2019.

A summary of the Company’s nonvested restricted stock for the nine months ended September 30, 2020 is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2019	1,664	$44.26
Granted	766	$34.05
Vested	(466)	$46.00
Forfeited	(9)	$42.23
Nonvested at March 31, 2020	1,955	$39.87
Granted	31	$29.67
Vested	(75)	$41.19
Forfeited	(24)	$40.49
Nonvested at June 30, 2020	1,887	$39.65
Granted	9	$37.77
Vested	(9)	$38.68
Forfeited	(33)	$39.80
Nonvested at September 30, 2020	1,854	$39.64

Performance share units: The Company grants performance share units to members of senior management that vest at the end of three-year periods based the following metrics:

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

A summary of the status of the Company’s nonvested performance share units for the three and nine months ended September 30, 2020 is as follows:

	Total Stockholder Return		Relative Revenue Growth		Adjusted Earnings Per Share
	Number of shares (thousands)	Weighted average grant date fair value	Number of shares (thousands)	Weighted average grant date fair value	Number of shares (thousands)	Weighted average grant date fair value
Nonvested at December 31, 2019	240	$64.61	240	$48.52	—	$—
Granted	142	$28.55	142	$34.11	115	$34.11
Nonvested at March 31, 2020	382	$48.02	382	$41.54	115	$34.11
Forfeited	(8)	$50.17	(8)	$42.35	(3)	$34.11
Nonvested at June 30, 2020	374	$47.97	374	$41.52	112	$34.11
Granted	2	$28.55	2	$37.77	2	$37.77
Forfeited	(5)	$73.11	(5)	$52.64	—	$—
Nonvested at September 30, 2020	371	$47.60	371	$41.35	114	$34.16

The Company recorded compensation expense for performance share units in the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Total Stockholder Return	$1	$2	$4	$5
Relative Revenue Growth	4	3	3	3
Adjusted Earnings Per Share	—	—	1	—
Total compensation expense	$5	$5	$8	$8

In 2018, the Company modified the vesting provisions of restricted stock and performance share unit grants made to certain retiring executive officers to allow certain of the outstanding awards, that otherwise would have been forfeited, to vest upon retirement. This resulted in net restricted stock and performance share unit compensation expense of $2 million for the nine months ended September 30, 2019.

(15) Stockholders' Equity

The changes of the Stockholders' Equity items during the three and nine months ended September 30, 2020 and 2019, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, June 30, 2020	$3	$1,115	$(1,623)	$5,903	$(787)	$152
Dividends declared ($0.17 per share*)	—	—	—	(35)	—	(15)
Net issuance for executive stock plan	—	5	—	—	—	—
Net issuance of restricted stock	—	8	—	—	—	—
Net earnings	—	—	—	111	—	18
Other comprehensive income	—	—	—	—	57	6
Balance, September 30, 2020	$3	$1,128	$(1,623)	$5,979	$(730)	$161

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, June 30, 2019	$3	$1,116	$(1,653)	$5,598	$(670)	$108
Dividends declared ($0.17 per share*)	—	—	—	(35)	—	1
Contributions	—	—	—	—	—	4
Net issuance for executive stock plan	—	4	1	—	—	—
Net issuance of restricted stock	—	9	(1)	—	—	—
Net earnings	—	—	—	194	—	13
Other comprehensive loss	—	—	—	—	(109)	(5)
Balance, September 30, 2019	$3	$1,129	$(1,653)	$5,757	$(779)	$121

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2019	$3	$1,145	$(1,657)	$5,942	$(727)	$138
Dividends declared ($0.51 per share*)	—	—	—	(105)	—	(20)
Net issuance for executive stock plan	—	(11)	12	—	—	—
Net issuance of restricted stock	—	(6)	22	—	—	—
Net earnings	—	—	—	142	—	40
Other comprehensive (loss) income	—	—	—	—	(3)	3
Balance, September 30, 2020	$3	$1,128	$(1,623)	$5,979	$(730)	$161

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2018	$3	$1,146	$(1,585)	$5,336	$(674)	$119
Dividends declared ($0.51 per share*)	—	—	—	(105)	—	(29)
Contributions	—	—	—	—	—	4
Net issuance for executive stock plan	—	(5)	8	—	—	—
Net issuance of restricted stock	—	(12)	24	—	—	—
Purchase of treasury stock	—	—	(100)	—	—	—
Net earnings	—	—	—	526	—	34
Other comprehensive loss	—	—	—	—	(105)	(7)
Balance, September 30, 2019	$3	$1,129	$(1,653)	$5,757	$(779)	$121
____________________________________
* The dividends declared relate to BorgWarner common stock.

(16) Accumulated Other Comprehensive Loss

The following tables summarize the activity within Accumulated other comprehensive loss during the three and nine months ended September 30, 2020 and 2019:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, June 30, 2020	$(557)	$(1)	$(229)	$—	$(787)
Comprehensive (loss) income before reclassifications	25	1	7	—	33
Income taxes associated with comprehensive (loss) income before reclassifications	24	—	2	—	26
Reclassification from accumulated other comprehensive loss	—	—	(3)	—	(3)
Income taxes reclassified into net earnings	—	—	1	—	1
Ending balance, September 30, 2020	$(508)	$—	$(222)	$—	$(730)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, June 30, 2019	$(463)	$(1)	$(208)	$2	$(670)
Comprehensive (loss) income before reclassifications	(107)	—	3	—	(104)
Income taxes associated with comprehensive (loss) income before reclassifications	(7)	—	(1)	—	(8)
Reclassification from accumulated other comprehensive loss	—	1	3	—	4
Income taxes reclassified into net earnings	—	—	(1)	—	(1)
Ending balance, September 30, 2019	$(577)	$—	$(204)	$2	$(779)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, December 31, 2019	$(497)	$—	$(230)	$—	$(727)
Comprehensive (loss) income before reclassifications	(31)	(1)	13	—	(19)
Income taxes associated with comprehensive (loss) income before reclassifications	20	—	1	—	21
Reclassification from accumulated other comprehensive loss	—	1	(8)	—	(7)
Income taxes reclassified into net earnings	—	—	2	—	2
Ending balance, September 30, 2020	$(508)	$—	$(222)	$—	$(730)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Other	Total
Beginning balance, December 31, 2018	$(441)	$—	$(235)	$2	$(674)
Comprehensive (loss) income before reclassifications	(127)	(1)	7	—	(121)
Income taxes associated with comprehensive (loss) income before reclassifications	(9)	—	(2)	—	(11)
Reclassification from accumulated other comprehensive loss	—	1	34	—	35
Income taxes reclassified into net earnings	—	—	(8)	—	(8)
Ending balance, September 30, 2019	$(577)	$—	$(204)	$2	$(779)

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency

and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 14 such sites as of September 30, 2020 and December 31, 2019. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $3 million as of September 30, 2020 and December 31, 2019 included in Accounts payable and accrued expenses and Other non-current liabilities in the Condensed Consolidated Balance Sheets. This accrual is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives).

Securities and Exchange Commission ("SEC") Investigation

On July 31, 2018, the Division of Enforcement of the SEC informed the Company that it was conducting an investigation related to the Company's historical accounting for asbestos-related claims not yet asserted. The Company fully cooperated with the SEC in connection with its investigation. On August 26, 2020, the SEC announced a settlement with the Company that fully resolved its investigation. Without admitting or denying the SEC’s charges, the Company agreed to the entry of a cease and desist pursuant to the reporting, books and records, and internal controls provisions of the federal securities laws in connection with the Company’s historical accounting for unasserted asbestos-related claims from 2012 to 2016. During the three months ended September 30, 2020, the Company paid a civil penalty of approximately $1 million.

(18) Restructuring

In the first quarter of 2020, the Company initiated a comprehensive plan to reduce existing structural costs. In the three and nine months ended September 30, 2020, the Company recognized restructuring expenses of $20 million and $72 million, respectively, associated with this plan.

Engine segment: During the three and nine months ended September 30, 2020, the Company recorded $15 million and $40 million, respectively, primarily related to severance costs, professional fees and a voluntary termination program. During the nine months ended September 30, 2020, the Company also recorded employee termination benefits of $3 million in the Engine segment, reflecting the statutory minimum benefits, related to the announced closure of a facility in Europe, affecting approximately 200 employees.

In 2019, the Company approved actions within the Engine segment to improve future profitability and competitiveness and address non-core product lines. The Company recorded restructuring expense of $3 million and $14 million, respectively, primarily related to professional fees and employee termination benefits, related to these actions. The Company also executed a voluntary termination program in 2019 in its Engine segment which resulted in expense of $10 million and $18 million during the three and nine months ended September 30, 2019, respectively.

Drivetrain segment: During the three and nine months ended September 30, 2020, the Company recorded $3 million and $8 million, respectively, primarily related to severance costs and professional fees. During the nine months ended September 30, 2020, the Company also recorded employee termination benefits of $19 million in the Drivetrain segment, reflecting the statutory minimum benefits, related to the announced closure of a facility in Europe, affecting approximately 350 employees.
The employee termination benefits related to the announced plant closures are subject to negotiation with labor unions, which could result in additional employee termination benefits. Future cash payments for these restructuring activities are expected to continue through 2022.

The Company also recorded restructuring expense of $3 million during the nine months ended September 30, 2019, related to Corporate restructuring activities.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

The Company continues to evaluate different options across its operations and to reduce existing structural costs over the next few years. The Company will recognize restructuring expense associated with any future actions at the time they are approved and become probable or are incurred. Any future actions could result in significant restructuring expense.

The following tables display a rollforward of the severance accruals recorded within the Company's Condensed Consolidated Balance Sheets and the related cash flow activity for the three and nine months ended September 30, 2020 and 2019:

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2019	$4	$30	$34
Provision	1	11	12
Cash payments	—	(13)	(13)
Balance at March 31, 2020	$5	$28	$33
Provision	17	11	28
Cash payments	(1)	(14)	(15)
Balance at June 30, 2020	$21	$25	$46
Provision	1	9	10
Cash payments	(1)	(11)	(12)
Balance at September 30, 2020	$21	$23	$44

	Severance Accruals
(in millions)	Drivetrain	Engine	Total
Balance at December 31, 2018	$4	$21	$25
Provision	—	7	7
Cash payments	—	(20)	(20)
Balance at March 31, 2019	$4	$8	$12
Provision	—	8	8
Cash payments	—	(2)	(2)
Balance at June 30, 2019	$4	$14	$18
Provision	—	8	8
Cash payments	(1)	(7)	(8)
Balance at September 30, 2019	$3	$15	$18

(19) Earnings Per Share

The Company presents both basic and diluted earnings per share of common stock (“EPS”). Basic EPS is calculated by dividing net earnings attributable to the Company by the weighted average shares of common stock outstanding during the reporting period. Diluted EPS is calculated by dividing net earnings attributable to the Company by the weighted average shares of common stock and common stock equivalents outstanding during the reporting period.

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards described in the Note 14, "Stock-Based Compensation," to the Condensed Consolidated Financial Statements are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 113,532 of adjusted earnings per share performance share units excluded from the computation of the diluted earnings per share for the three and nine months ended September 30, 2020 because the related performance criteria had not been met as of the balance sheet date.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$111	$194	$142	$526
Weighted average shares of common stock outstanding	206.0	205.3	205.9	205.9
Basic earnings per share of common stock	$0.54	$0.94	$0.69	$2.56

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$111	$194	$142	$526

Weighted average shares of common stock outstanding	206.0	205.3	205.9	205.9
Effect of stock-based compensation	1.3	1.0	0.8	0.9
Weighted average shares of common stock outstanding including dilutive shares	207.3	206.3	206.7	206.8
Diluted earnings per share of common stock	$0.53	$0.94	$0.69	$2.54

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share:	—	0.1	—	0.1

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

Net Sales by Reporting Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Engine	$1,476	$1,514	$3,736	$4,681
Drivetrain	1,075	993	2,542	2,973
Inter-segment eliminations	(17)	(15)	(39)	(45)
Net sales	$2,534	$2,492	$6,239	$7,609

Adjusted EBIT

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Engine	$225	$241	$461	$731
Drivetrain	131	100	195	307
Adjusted EBIT	356	341	656	1,038
Restructuring expense	20	14	72	41
Merger, acquisition and divestiture expense	16	4	58	10
Asset impairments	—	—	26	—
Net gain on insurance recovery for property damage	(3)	—	(9)	—
Unfavorable arbitration loss	—	—	—	14
Officer stock awards modification	—	—	—	2
Corporate, including stock-based compensation	39	47	114	146
Equity in affiliates’ earnings, net of tax	(3)	(7)	(10)	(25)
Interest income	(3)	(4)	(8)	(9)
Interest expense	20	15	50	43
Other postretirement (income) expense	(2)	(1)	(5)	26
Earnings before income taxes and noncontrolling interest	272	273	368	790
Provision for income taxes	143	66	186	230
Net earnings	$129	$207	$182	$560
Net earnings attributable to the noncontrolling interest, net of tax	18	13	40	34
Net earnings attributable to BorgWarner Inc.	$111	$194	$142	$526

Total Assets

	September 30,	December 31,
(in millions)	2020	2019
Engine	$4,451	$4,536
Drivetrain	4,082	4,075
Total	8,533	8,611
Corporate *	2,359	1,091
Total assets	$10,892	$9,702
____________________________________
*    Corporate assets include cash and cash equivalents, investments and other long-term receivables, and certain deferred income taxes.

(21) Recent Transactions and Events

Acquisition of Delphi Technologies PLC

On October 1, 2020, the Company completed the acquisition of 100% of the outstanding ordinary shares of Delphi Technologies pursuant to a transaction agreement dated January 28, 2020, as amended on May 6, 2020. Pursuant to the terms of the agreement, the Company issued, in exchange for each Delphi Technologies share, 0.4307 of a share of common stock of the Company, par value $0.01 per share and cash in lieu of any fractional share. In the aggregate, the Company delivered consideration of approximately $2.4 billion, including 37 million shares of common stock, valued at $1.5 billion, repayment of debt of approximately $900 million and stock-based compensation of approximately $15 million. Upon closing, the Company also assumed approximately $800 million in senior notes as discussed below. The acquisition is expected to strengthen the Company’s electronics and power electronics products, capabilities and scale, position the Company for greater growth as electrified propulsion systems gain momentum and enhance key combustion, commercial vehicle and aftermarket businesses.

The initial accounting for the business combination is incomplete as of the time of this filing due to the limited amount of time since the acquisition date and the ongoing status of the valuation. Therefore, it is impracticable for the Company to provide the major classes of assets acquired and liabilities assumed as of the closing date or pro forma revenue and earnings.

On October 5, 2020, the Company completed its offer to exchange approximately $800 million in aggregate principal amount of the outstanding 5.000% Senior Notes due 2025 (“DT Notes”) of Delphi Technologies. Approximately $776 million in aggregate principal amount of outstanding DT Notes, representing 97% of the $800 million total outstanding principal amount of the DT Notes, were validly exchanged and cancelled for new BorgWarner notes. Following such cancellation, approximately $24 million in aggregate principal amount of the DT Notes will remain outstanding. Since the majority of the notes were exchanged, the Company was able to eliminate substantially all of the restrictive covenants and events of default not related to payment on the $800 million in outstanding Senior Notes.

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

On October 5, 2020, Romeo entered into a definitive merger agreement with RMG Acquisition Corp., a company listed on the New York Stock Exchange. Upon the closing of this transaction, which is subject to closing conditions, the Company’s ownership in Romeo will be reduced and the investment adjusted to fair value. This event had no impact on the carrying value of the Company's investment at September 30, 2020.

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

BorgWarner Inc. and Consolidated Subsidiaries (the “Company” or "BorgWarner") is a global product leader in clean and efficient technology solutions for combustion, hybrid, and electric vehicles. Our products help improve vehicle performance, propulsion efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles, vans and light trucks). The Company's products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). The Company also manufactures and sells its products to certain tier one vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, the Americas and Asia and is an original equipment supplier to nearly every major automotive OEM in the world.

The Company's products fall into two reporting segments: Engine and Drivetrain. The Engine segment's products include turbochargers, timing systems, emissions systems and thermal systems. The Drivetrain segment's products include transmission systems, torque transfer systems and rotating electrical components.

ACQUISITION OF DELPHI TECHNOLOGIES PLC

On October 1, 2020, the Company completed the acquisition of Delphi Technologies PLC (“Delphi Technologies”). Refer to Note 21, “Recent Transactions and Events,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information. The closing of the acquisition was subsequent to the end of the Company’s quarter ended September 30, 2020 and, therefore, the results of operations discussed below do not include Delphi Technologies.

COVID-19/CORONAVIRUS UPDATE

A novel strain of COVID-19/coronavirus ("COVID-19") was first identified in Wuhan, China in December 2019 and subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has surfaced in nearly all regions around the world and has resulted, at times, in travel restrictions, closing of borders and business slowdowns or shutdowns in affected areas. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which adversely impacts the access to capital and increases the cost of capital.

As a result, COVID-19 continues to impact our business globally. Many OEMs temporarily suspended certain manufacturing operations, particularly in North America and Europe, due to market conditions and matters associated with COVID-19. Significant reductions in automotive or truck production have had, and may continue to have, an adverse effect on the Company's sales to OEMs in these regions, which comprised approximately 70% of the Company's total sales in 2019. As a global manufacturer, we have responded to shelter-in-place and similar government orders in various locations around the world, including throughout the United States and Europe. Additionally, our employees must respond to self-isolation and quarantine orders based on circumstances in their local communities, which continues to impact our facilities.

In response to the outbreak and business disruption, we, first and foremost, prioritized the health and safety of our employees. Lessons learned from the first interactions with COVID-19 led to a number of employee safety measures upon reopening to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, social distancing guidelines, requirement for employees to wear masks and various temporary closures of or reduced operations at our manufacturing and assembly facilities.

In April 2020, we implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. These actions included, but were not limited to:

•a temporary 20% reduction in base salaries of our senior executive leadership team and annual retainers of our non-employee directors;
•up to 10% temporary base pay reductions for other salaried employees; and
•reductions in discretionary spending, such as outside professional services

Effective September 1, 2020, all of the base pay and annual retainer reductions had been eliminated.

    We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. To date, COVID-19 has had a material adverse impact on our revenue and overall profitability, primarily in our quarter ended June 30, 2020, including a volatile effective tax rate driven by changes in the mix of earnings across our jurisdictions. While production levels returned in the third quarter and revenue and profitability improved, it is possible COVID-19 could result in adverse impacts in the future. Although our operations have resumed, we cannot reasonably estimate the full impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

As of September 30, 2020, we had liquidity of $3,621 million, comprised of cash and cash equivalent balances of $2,121 million and an undrawn revolving credit facility of $1,500 million. We were in full compliance with our covenants under the revolving credit facility and had full access to our undrawn revolving credit facility. In addition, Delphi Technologies had approximately $500 million of cash and cash equivalents immediately prior to the closing of the transaction. With the completion of the Delphi Technologies acquisition on October 1, 2020, the multi-currency revolving credit agreement automatically increased to $2.0 billion, and the Company used approximately $900 million of cash to repay Delphi Technologies outstanding term loan and revolver. Debt maturities through the end of 2021 total $49 million and include $47 million in short-term borrowings and $2 million in current portion of long-term borrowings. Given our strong liquidity position, we believe that the Company will have sufficient liquidity and maintain compliance with all covenants throughout the next 12 months even in an environment with significantly lower OEM production volumes.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

Net sales for the three months ended September 30, 2020 totaled $2,534 million, an increase of 1.7% from the three months ended September 30, 2019. Excluding the impact of stronger foreign currencies relative to the U.S. dollar, primarily the Euro, net sales increased approximately 0.8% as increased demand for the Company’s products offset lower industry production volume.

Cost of sales as a percentage of net sales was 79.6% during the three months ended September 30, 2020 compared to 79.0% during the three months ended September 30, 2019. Gross profit and gross margin were $517 million and 20.4% during the three months ended September 30, 2020 compared to $524 million and 21.0% during the three months ended September 30, 2019. The Company's material cost of sales was 55.7% and 54.8% of net sales during the three months ended September 30, 2020 and 2019, respectively. This increase was partially offset by reductions in employee costs.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2020 were $204 million as compared to $230 million for the three months ended September 30, 2019. SG&A as a percentage of net sales was 8.1% and 9.2% for the three months ended September 30, 2020 and 2019, respectively. The $26 million reduction in SG&A was primarily due to a decrease in compensation-related costs and foreign currency transaction losses. Research and Development ("R&D") expenses, net of customer reimbursements, which are included in SG&A expenses, for the three months ended September 30, 2020, are $100 million as compared to $102 million for the three months ended September 30, 2019. R&D as a percentage of net sales was 3.9% and 4.1% for the three months ended September 30, 2020 and 2019, respectively. The Company's current long-term expectation for R&D spending remains in the range of 4.0% to 4.5% of net sales.

Other expense, net of $29 million for the three months ended September 30, 2020 includes $20 million of restructuring expense mainly related to actions to reduce structural costs, and $16 million of merger, acquisition and divestiture expenses, primarily professional fees related to the Company's acquisition of Delphi Technologies, partially offset by $3 million of net gain from insurance recovery proceeds associated with property damages.

Other expense, net of $18 million for the three months ended September 30, 2019 primarily included $14 million of restructuring expense primarily related to actions to reduce structural costs and $4 million of expenses, primarily professional fees, related to the Company's review of strategic acquisition and divestiture targets, including the 20% equity interest in Romeo Systems, Inc. and the divestiture activities for the non-core pipe and thermostat product lines.

Equity in affiliates’ earnings, net of tax, of $3 million decreased $4 million as compared with the three months ended September 30, 2019 due to lower industry volumes and cost pressures.

Interest expense of $20 million increased $5 million as compared with the three months ended September 30, 2019, primarily due to the Company's $1.1 billion senior notes issuance in June 2020.

The Company's effective tax rate for the three months ended September 30, 2020 was 52.6%. This rate was unfavorably impacted by $51 million of additional income tax expense in the quarter ended September 30, 2020, primarily related to final U.S Treasury regulations that were issued in the third quarter.

The Company’s earnings per diluted share were $0.53 and $0.94 for the three months ended September 30, 2020 and 2019, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended September 30,
	2020	2019
Non-comparable items:
Restructuring expense	$(0.07)	$(0.04)
Merger, acquisition and divestiture expense	(0.04)	(0.02)
Net gain on insurance recovery for property damage	0.01	—
Tax adjustments	(0.25)	0.04
Total impact of non-comparable items per share — diluted	$(0.35)	$(0.02)
Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

Net sales for the nine months ended September 30, 2020 totaled $6,239 million, an 18.0% decrease from the nine months ended September 30, 2019. Excluding the impact of weaker foreign currencies, primarily the Chinese Renminbi, Brazilian Real and Korean Won, and the net impact of acquisitions and divestitures, net sales decreased approximately 16.8%, primarily due to COVID-19 related production slowdowns and shutdowns during the first six months.

Cost of sales as a percentage of net sales was 81.8% during the nine months ended September 30, 2020 compared to 79.6% during the nine months ended September 30, 2019. Gross profit and gross margin were $1,138 million and 18.2% during the nine months ended September 30, 2020 compared to $1,556 million and 20.4% during the nine months ended September 30, 2019. The decrease in gross margin is primarily due to the impact of lower sales. The Company's material cost of sales was 55.4% and 55.2% of net sales during the nine months ended September 30, 2020 and 2019, respectively. The Company took numerous steps to eliminate costs in line with the lower revenue; however, certain fixed costs could not be reduced on a temporary basis, which led to a higher cost of sales as a percentage of sales as compared to the nine months ended September 30, 2019.

SG&A expenses for the nine months ended September 30, 2020 are $601 million as compared to $668 million for the nine months ended September 30, 2019, primarily due to a decrease in compensation-related costs, discretionary spending, and R&D expenses. SG&A as a percentage of net sales was 9.6% and 8.8% for the nine months ended September 30, 2020 and 2019, respectively. R&D expenses, which are included in SG&A expenses, for the nine months ended September 30, 2020, are $297 million as compared to $319 million for the nine months ended September 30, 2019. R&D as a percentage of net sales was 4.8% and 4.2% for the nine months ended September 30, 2020 and 2019, respectively.

Other expense, net of $142 million for the nine months ended September 30, 2020 includes $72 million of restructuring expense mainly related to actions to reduce structural costs, $58 million of merger, acquisition and divestiture expenses, primarily professional fees related to the Company's acquisition of Delphi Technologies, and $26 million of asset impairment costs partially offset by $9 million of net gain from insurance recovery proceeds associated with property damages. Over the next few years, the Company plans to take additional actions to reduce existing structural costs, including those actions already announced in 2020. These actions are expected to result in primarily cash restructuring costs in the $275 million to $300 million range through the end of 2023, of which $72 million has been recognized as of September 30, 2020. The resulting annual cost savings are expected to be in the range of approximately $90 million to $100 million by 2023. The Company plans to utilize these savings to sustain the Company’s strong operating margin profile and long-term cost competitiveness.

Other expense, net of $63 million for the nine months ended September 30, 2019 primarily included $41 million of restructuring expenses mainly related to actions within the Engine segment designed to improve future profitability and competitiveness, $14 million of expenses related to the receipt of a final unfavorable arbitration decision associated with the resolution of a matter related to a previous acquisition, and $10 million of expenses, primarily professional fees, related to the Company's review of strategic acquisition and divestiture targets, including the 20% equity interest in Romeo and the divestiture activities for the non-core pipe and thermostat product lines.

Equity in affiliates’ earnings, net of tax, of $10 million decreased $15 million as compared with the nine months ended September 30, 2019 due to lower industry volumes and cost pressures.

Interest expense of $50 million increased $7 million as compared with the nine months ended September 30, 2019, primarily due to the Company's $1.1 billion senior notes issuance in June 2020 and a decrease in capitalized interest, partially offset by the 2019 repayment of $134 million in senior notes.

Other postretirement income of $5 million was recorded for the nine months ended September 30, 2020 as compared to expense of $26 million for the nine months ended September 30, 2019, primarily related to a non-cash settlement loss of $26 million associated with the accelerated recognition of unamortized losses. Refer to Note 13, "Retirement Benefit Plans," to the Condensed Consolidated Financial Statements for more information.

The Company's effective tax rate for the nine months ended September 30, 2020 was 50.5%. This rate was unfavorably impacted by $51 million of additional income tax expense in the quarter ended
September 30, 2020, primarily related to final U.S Treasury regulations that were issued in the third quarter. For the nine months ended September 30, 2020 net increases to income tax expense were $44 million, as certain tax law changes in India in the Company's first quarter of 2020 and the release of certain unrecognized tax benefits due to closure of an audit partially offset by the additional income tax expense recognized in the third quarter. The Company’s effective tax rate was also unfavorably impacted by $156 million of restructuring expenses and merger, acquisition and divestiture expenses and asset impairment charges that were largely non-deductible for tax purposes. The Company recognized $23 million of tax benefit associated with these expenses in the nine months ended September 30, 2020.
Excluding the impact of these non-comparable items, the Company estimated its annual effective tax rate associated with ongoing operations to be approximately 32% for the year ending December 31, 2020.

The Company's effective tax rate for the nine months ended September 30, 2019 was 29.2%. This rate includes reductions of income tax expenses of $11 million related to restructuring expense, $6 million related to other postretirement expense, and $13 million for other reductions to income tax expense. This rate also includes an increase in income tax expense of $22 million due to the U.S. Department of the Treasury’s issuance of the final regulations during the first three months of 2019 related to the calculation of the one-time transition tax associated with the Tax Cuts and Jobs Act of 2017.

The Company’s earnings per diluted share were $0.69 and $2.54 for the nine months ended September 30, 2020 and 2019, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Nine Months Ended September 30,
	2020	2019
Non-comparable items:
Restructuring expense	$(0.29)	$(0.15)
Merger, acquisition and divestiture expense	(0.24)	(0.04)
Asset impairments	(0.11)	—
Net gain on insurance proceeds for property damage	0.04	—
Delayed-draw term loan cancellation	(0.01)	—
Pension settlement loss	—	(0.10)
Unfavorable arbitration loss	—	(0.07)
Officer stock awards modification	—	(0.01)
Tax adjustments	(0.21)	(0.04)
Total impact of non-comparable items per share - diluted	$(0.82)	$(0.41)

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

Net Sales by Reporting Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Engine	$1,476	$1,514	$3,736	$4,681
Drivetrain	1,075	993	2,542	2,973
Inter-segment eliminations	(17)	(15)	(39)	(45)
Net sales	$2,534	$2,492	$6,239	$7,609

Adjusted EBIT

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Engine	$225	$241	$461	$731
Drivetrain	131	100	195	307
Adjusted EBIT	356	341	656	1,038
Restructuring expense	20	14	72	41
Merger, acquisition and divestiture expense	16	4	58	10
Asset impairments	—	—	26	—
Net gain on insurance recovery for property damage	(3)	—	(9)	—
Unfavorable arbitration loss	—	—	—	14
Officer stock awards modification	—	—	—	2
Corporate, including stock-based compensation	39	47	114	146
Equity in affiliates’ earnings, net of tax	(3)	(7)	(10)	(25)
Interest income	(3)	(4)	(8)	(9)
Interest expense	20	15	50	43
Other postretirement (income) expense	(2)	(1)	(5)	26
Earnings before income taxes and noncontrolling interest	272	273	368	790
Provision for income taxes	143	66	186	230
Net earnings	$129	$207	$182	$560
Net earnings attributable to the noncontrolling interest, net of tax	18	13	40	34
Net earnings attributable to BorgWarner Inc.	$111	$194	$142	$526

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

The Engine segment net sales decreased $38 million, or 2.5%, from the three months ended September 30, 2019. Excluding the impact of stronger foreign currencies relative to the U.S. dollar, primarily the Euro, net sales decreased approximately 3.6% from the three months ended September 30, 2019, due primarily due to lower industry production which was partially offset by growing demand for the Company’s products. The Engine segment Adjusted EBIT margin was 15.2% during the three months ended September 30, 2020, down from 15.9% during the three months ended September 30, 2019, primarily due to the impact of lower sales.

The Drivetrain segment net sales increased $82 million, or 8.3%, from the three months ended September 30, 2019. Excluding the impact of stronger foreign currencies relative to the U.S. dollar, primarily the Euro, net sales increased approximately 7.7% from the three months ended September 30, 2019, due to increased demand for the Company’s products, primarily in China. The Drivetrain segment Adjusted EBIT margin was 12.2% during the three months ended September 30, 2020 up from 10.1% during the three months ended September 30, 2019, primarily due to the impact of higher sales.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

The Engine segment net sales decreased $945 million, or 20.2%, from the nine months ended September 30, 2019. Excluding the impact of weaker foreign currencies, primarily the Chinese Renminbi, Brazilian Real and Korean Won, and the net impact of acquisitions and divestitures, net sales decreased approximately 18.8% from the nine months ended September 30, 2019, due primarily to production disruptions arising from the COVID-19 pandemic. The Engine segment Adjusted EBIT margin was 12.3% during the nine months ended September 30, 2020, down from 15.6% during the nine months ended September 30, 2019, primarily due to the impact of lower sales.

The Drivetrain segment net sales decreased $431 million, or 14.5%, from the nine months ended September 30, 2019. Excluding the impact of weaker foreign currencies, primarily the Chinese Renminbi, Brazilian Real and Korean Won, net sales decreased approximately 13.6% from the nine months ended September 30, 2019, primarily due to production disruptions arising from the COVID-19 pandemic. The Drivetrain segment Adjusted EBIT margin was 7.7% during the nine months ended September 30, 2020, down from 10.3% during the nine months ended September 30, 2019, primarily due to the impact of lower sales.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. At September 30, 2020, the Company had $2,121 million of cash and cash equivalents, of which $757 million was held by our subsidiaries outside the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions.

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

On March 13, 2020, the Company amended its multi-currency revolving credit facility by increasing the size of the facility from $1.2 billion to $1.5 billion and by extending the maturity until March 13, 2025. The multi-currency revolving credit agreement automatically increased to $2.0 billion upon the closing of the acquisition of Delphi Technologies on October 1, 2020. Additionally, the agreement allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant, which is a debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. The Company was in compliance with the financial covenant at September 30, 2020. At September 30, 2020 and December 31, 2019, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue up to $1.5 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. The commercial paper program automatically increased to $2.0 billion upon the closing of the acquisition of Delphi Technologies on October 1, 2020. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2020 and December 31, 2019.

In addition to the credit facility, the Company's universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions.

On February 12, 2020, April 29, 2020, and July 29, 2020, the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. The dividends were paid on March 16, 2020, June 15, 2020, and September 15, 2020, respectively.

From a credit quality perspective, the Company had a credit rating of BBB+ from both Standard & Poor's and Fitch Ratings and Baa1 from Moody's as of December 31, 2019, with a stable outlook from all rating agencies. On January 28, 2020, the Company entered into a definitive agreement to acquire Delphi Technologies. During 2020, due to the recent business disruptions from COVID-19 and uncertainties surrounding the Delphi Technologies acquisition, Standard & Poor's downgraded the Company's rating from BBB+ with a stable outlook to BBB with a negative outlook. Additionally, Moody's and Fitch have adjusted their outlooks from stable to negative but have maintained the Company's credit ratings at Baa1 and BBB+, respectively. None of the Company's debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Net cash provided by operating activities decreased to $808 million during the first nine months of 2020 from $824 million during the first nine months of 2019. The $16 million decrease in cash provided by operating activities is primarily due to lower net earnings adjusted for non-cash charges to operations, partially offset by favorable changes in working capital.

Net cash used in investing activities decreased to $249 million during the first nine months of 2020 from $380 million during the first nine months of 2019. This decrease is primarily due to reductions in capital expenditures and 2019 acquisitions of Romeo, Rinehart Motion Systems LLC and AM Racing LLC, partially offset by 2019 proceeds from the sale of the non-core pipe and thermostat product lines.

Net cash provided by financing activities of $711 million during the first nine months of 2020 increased $959 million compared to net cash used by financing activities of $248 million during the first nine months of 2019. This increase is primarily driven by the Company's issuance of $1.1 billion in 2.650% senior notes, partially offset by the repayment of $250 million in 4.625% senior notes, during the first nine months of 2020 and share repurchases that totaled $100 million during the first nine months of 2019.

COVID-19 has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce the Company's ability to access capital or its customers’ ability to pay the Company for past or future purchases, which could negatively affect the Company's liquidity. The Company, however, believes that the combination of cash balances, cash from operations, available credit facilities, and the universal shelf registration capacity will be sufficient to satisfy its cash needs for current level of operations, planned operations for the foreseeable future, the current share repurchase program and the acquisition of Delphi Technologies. The Company currently intends to continue its balanced approach to capital allocation by investing capital in support of organic growth, inorganic growth, and returning capital to stockholders.

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 14 such sites as of September 30, 2020 and December 31, 2019. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The foreign currency translation adjustments during the three and nine months ended September 30, 2020 are shown in the following table, which provides the percentage change in U.S. dollar against the respective currencies and the approximate impacts of these changes on the respective periods.

(in millions, except for percentages)	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Chinese renminbi	4%	$51	3%	$35
Korean won	3%	$15	(1)%	$1
Swedish krona	4%	$(8)	5%	$(8)
British pound	4%	$6	(3)%	$(11)
Euro	4%	$(9)	5%	$5
Brazilian real	(3)%	$(2)	(28)%	$(24)

The foreign currency translation adjustment loss of $114 million during the three months ended September 30, 2019 was primarily due to the impact of a strengthening U.S. dollar against the Euro, Chinese Renminbi and Korean Won, which increased approximately 4% against each currency from June 30, 2019. The foreign currency translation adjustment loss of $136 million during the nine months ended September 30, 2019 was primarily due to the impact of a strengthening U.S. dollar against the Euro, Chinese Renminbi and Korean Won, which increased approximately 5%, 4% and 7% from December 31, 2018, respectively.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. Refer to Note 17, "Contingencies," to the Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of environmental and other litigation which is incorporated herein by reference.

Item 1A. Risk Factors

During the nine months ended September 30, 2020, there have been no material changes from the risk factors disclosed in the Company's Annual Report on the Form 10-K for the year ended December 31, 2019, except as described below:

Risks related to our business

The risk factor disclosed in the Company's Annual Report on the Form 10-K for the year ended December 31, 2019 titled “Our proposed acquisition of Delphi Technologies is subject to conditions, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed. Failure to complete the proposed transaction could adversely affect our business.” is replaced in its entirety with the following risk factor:

The failure to realize the expected benefits of the acquisition of Delphi Technologies PLC and other risks associated with the acquisition could adversely affect our business.

The success of our acquisition of Delphi Technologies PLC (“Delphi Technologies”) will depend in part on our ability to realize the expected benefits from combining the businesses of the Company and Delphi Technologies. To realize these anticipated benefits, our businesses and Delphi Technologies’ businesses must be successfully combined, which is subject to our ability to consolidate operations, corporate cultures and systems and our ability to eliminate redundancies and costs. If we are unsuccessful in combining our businesses and Delphi Technologies’ businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Further, there is potential for unknown or inestimable liabilities relating to the acquired Delphi Technologies’ businesses. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the acquisition.

The combination of two independent businesses is a complex, costly and time-consuming process that will require significant management attention and resources. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing operations and businesses, the inability to maintain and increase our competitive presence, inconsistencies in standards, controls, procedures and policies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition, the diversion of management’s attention to integration matters and/or difficulties in the assimilation of employees and corporate cultures. Any or all of these factors could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition, and could have an adverse effect on the combined company. In addition, many of these factors are outside of our control, and any one of these factors could result in increased costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could materially adversely impact our business, financial condition and results of operations.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In January 2020, the Company's Board of Directors authorized the purchase of up to $1 billion of the Company's common stock, which replaced the previous share repurchase program. As of September 30, 2020, the Company had not repurchased any shares under this common stock repurchase program. All shares purchased under this authorization will be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2020:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
Month Ended July 31, 2020
Common Stock Repurchase Program	—	$—	—	$1,000
Employee transactions	1,247	$36.61	—
Month Ended August 31, 2020
Common Stock Repurchase Program	—	$—	—	$1,000
Employee transactions	—	$—	—
Month Ended September 30, 2020
Common Stock Repurchase Program	—	$—	—	$1,000
Employee transactions	2,756	42.07	—

Item 6.Exhibits

Exhibit 4.1
Seventh Supplemental Indenture, dated October 5, 2020, between BorgWarner Inc. and Deutsche Bank Trust Company Americas, as trustee (including the forms of Global Notes attached as Exhibit A and Exhibit B to the Seventh Supplemental Indenture) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 5, 2020).

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

BorgWarner Inc.

(Registrant)

By	/s/ Daniel R. Etue
(Signature)

Daniel R. Etue

Vice President and Controller
(Principal Accounting Officer)

Date: October 29, 2020