Form 10-K
period 2020-12-31
BORGWARNER INC
filed 2021-02-22
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the fiscal year ended December 31, 2020
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                              to

Commission File Number: 1-12162
 BorgWarner Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3404508
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2020 (the last business day of the most recently completed second fiscal quarter) was approximately $7.2 billion.
As of February 16, 2021, the registrant had 239,021,056 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the BorgWarner Inc. Proxy Statement for the 2021 Annual Meeting of Stockholders	Part III

BORGWARNER INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2020

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

Statements contained in this Annual Report on Form 10-K (“Form 10-K”) (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may contain forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management’s current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-K, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of this Annual Report on Form 10-K, are inherently forward-looking. All forward looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Forward-looking statements are not guarantees of performance and the Company’s actual results may differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include: uncertainties regarding the extent and duration of impacts of matters associated with COVID-19/coronavirus (“COVID-19”), including additional production disruptions; the failure to realize the expected benefits of the acquisition of Delphi Technologies PLC that the Company completed on October 1, 2020; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; the possibility that the proposed transaction between the Company and AKASOL AG will not be consummated; failure to obtain necessary regulatory approvals or to satisfy any of the other conditions to the proposed transaction; failure to realize the expected benefits of the proposed transaction; our dependence on automotive and truck production, both of which are highly cyclical and subject to disruptions; our reliance on major OEM customers; commodities availability and pricing; supply disruptions; fluctuations in interest rates and foreign currency exchange rates; availability of credit; our dependence on key management; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims; future changes in laws and regulations, including, by way of example, tariffs, in the countries in which we operate; impacts from any potential future acquisition or divestiture transactions; and the other risks noted under Item 1A, “Risk Factors,” and in other reports that we file with the Securities and Exchange Commission. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-K to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

This section and the discussions contained in Item 1A, “Risk Factors,” and in Item 7, subheading “Critical Accounting Policies and Estimates” in this report, are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Act. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties, including without limitation those not currently known to us or that we currently believe are immaterial, also may impair our business, operations, liquidity, financial condition and prospects.

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

PART I

Item 1. Business

BorgWarner Inc. (together with its Consolidated Subsidiaries, the “Company” or “BorgWarner”) is a Delaware corporation incorporated in 1987. We are a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles. Our products help improve vehicle performance, propulsion efficiency, stability and air quality. We manufacture and sell these products worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles (“SUVs”), vans and light trucks). The Company's products are also sold to OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, the Americas and Asia and is an original equipment supplier to nearly every major automotive OEM in the world.

Acquisition of Delphi Technologies PLC

Acquisitions are an integral component of the Company’s growth and value creation strategy. On October 1, 2020, the Company completed its acquisition of 100% of the outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”) from the shareholders of Delphi Technologies pursuant to the terms of the Transaction Agreement, dated January 28, 2020, as amended on May 6, 2020, by and between the Company and Delphi Technologies (the “Transaction Agreement”). Pursuant to the terms of the Transaction Agreement, the Company issued, in exchange for each Delphi Technologies share, 0.4307 of a share of common stock of the Company and cash in lieu of any fractional share. In the aggregate, the Company delivered consideration of approximately $2.4 billion, including approximately 37 million shares of common stock of the Company, valued at $1.5 billion, repayment of approximately $900 million of Delphi Technologies’ debt and stock-based compensation of approximately $15 million. Upon closing, the Company also assumed approximately $800 million in senior notes as discussed in Item 7 of this report under the caption “Acquisition of Delphi Technologies PLC.” The acquisition is expected to strengthen the Company’s electronics and power electronics products, capabilities and scale, position the Company for greater growth as electrified propulsion systems gain momentum and enhance key combustion, commercial vehicle and aftermarket product offerings. Refer to Note 2, “Acquisitions,” to the Consolidated Financial Statements in Item 8 of this report for more information.

Financial Information About Reporting Segments

Refer to Note 24, “Reporting Segments And Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about the Company's reporting segments.

Narrative Description of Reporting Segments

Following the Delphi Technologies acquisition, to align with the manner in which the business is viewed and managed subsequent to the acquisition, the Company reorganized its management reporting structure. Previously, the Company reported its results under two reporting segments, Engine and Drivetrain, which are now combined for reporting purposes with portions of the acquired business and referred to as Air Management and e-Propulsion & Drivetrain, respectively. The former Delphi Technologies Powertrain Products segment was integrated into the Air Management segment, and the former Delphi Technologies Electronics & Electrification segment was integrated into the e-Propulsion & Drivetrain segment. The remaining Delphi Technologies segments comprise two additional reporting segments, which are referred to as Fuel Injection and Aftermarket. In summary, the Company's business is comprised of four reporting segments which are further described below. Segment information for periods prior to the Delphi Technologies acquisition do not include amounts related to the acquired Delphi Technologies operations. Net sales by reporting segment were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Air Management	$5,678	$6,214	$6,447
e-Propulsion & Drivetrain	3,989	4,015	4,140
Fuel Injection	479	—	—
Aftermarket	194	—	—
Inter-segment eliminations	(175)	(61)	(57)
Net sales	$10,165	$10,168	$10,530

The sales information presented above does not include the sales by the Company’s unconsolidated joint ventures (see sub-heading “Joint Ventures” below). Such unconsolidated sales totaled approximately $721 million, $827 million, and $947 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Air Management

The Company’s former Engine segment now incorporates the former Powertrain Products segment of Delphi Technologies and is referred to as the Air Management segment. The Air Management segment develops and manufactures products to improve fuel economy, reduce emissions and enhance performance. The Air Management segment’s technologies include: turbochargers, eBoosters, eTurbos, timing systems, emissions systems, thermal systems, gasoline ignition technology, smart remote actuators, powertrain sensors, canisters, cabin heaters, battery heaters and battery charging.

The Air Management segment’s emissions, thermal and turbocharger systems provide several benefits including increased power for a given engine size, improved fuel economy, reduced emissions and optimized temperatures in propulsion systems and vehicle cabins. Sales of turbochargers for light vehicles represented approximately 24%, 28% and 27% of the Company’s net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

The Air Management segment's timing systems enable precise control of air and exhaust flow through the engine, improving fuel economy and emissions. The Air Management segment is a leading manufacturer of timing systems for OEMs around the world.

The Air Management segment’s powertrain products include an array of highly engineered products that complement and enhance the efficiency improvements delivered by many other air management and fuel injection technologies.

e-Propulsion & Drivetrain

The Company’s former Drivetrain segment now incorporates the former Electronics & Electrification segment of Delphi Technologies and is referred to as the e-Propulsion & Drivetrain segment. The e-Propulsion & Drivetrain segment’s technologies include: rotating electrical components, power electronics, control modules, software, friction and mechanical products for automatic transmissions and torque management products.

The e-Propulsion & Drivetrain segment’s rotating electrical components portfolio meet the demands of increasing vehicle electrification, improved efficiency, reduced weight, and lowered electrical and mechanical noise. Rotating electrical components include starter motors, alternators and electric motors for hybrid and electric vehicles.

The e-Propulsion & Drivetrain segment’s electronics portfolio consists of power electronics and engine and transmission control modules. As electrification of vehicles increases, our power electronics solutions, including inverters, on-board charger, DC/DC converters, battery management systems, and software inverters, provide better efficiency, reduced weight and lower cost for our OEM customers. The control modules, containing as much as one million lines of software code, are key components that enable the integration and operation of powertrain products throughout the vehicle.

The e-Propulsion & Drivetrain segment’s friction and mechanical products for automatic transmissions include dual clutch modules, friction clutch modules, friction and separator plates, transmission bands, torque converter clutches, one-way clutches and torsional vibration dampers. Controls products for automatic transmissions feature electro-hydraulic solenoids for standard and high pressure hydraulic systems, transmission solenoid modules and dual clutch control modules.

The e-Propulsion & Drivetrain segment's torque management products include rear-wheel drive (“RWD”)-all-wheel drive (“AWD”) transfer case systems, FWD-AWD coupling systems and cross-axle coupling systems. The segment is developing electronically-controlled torque management devices and systems that will benefit vehicle energy efficiency and vehicle dynamics.

Fuel Injection

The Fuel Injection segment develops and manufactures gasoline and diesel fuel injection components and systems. Our gasoline fuel injection portfolio includes a full suite of fuel injection technologies – including pumps, injectors, fuel rail assemblies and complete systems – that deliver greater efficiency for traditional and hybrid vehicles with gasoline combustion engines. The Company’s Gasoline Direct Injection, or GDi, technology provides high-precision fuel delivery for optimized combustion, which lowers emissions and improves fuel economy. Our diesel fuel injection systems portfolio provides enhanced engine performance at an attractive value. The Company’s common rail fuel injection system is the core technology for both on and off-highway commercial and light vehicle applications.

Aftermarket

The Aftermarket segment sells products and services to independent aftermarket customers and original equipment service customers. Our aftermarket product portfolio includes a wide range of solutions covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. Our aftermarket business provides a recurring and stable revenue base, as replacement of many of these products is non-discretionary in nature.

Joint Ventures

As of December 31, 2020, the Company had 12 joint ventures in which it had a less-than-100% ownership interest. Results from the nine joint ventures in which the Company is the majority owner and has a controlling financial interest are consolidated as part of the Company's results. Results from the three joint ventures in which the Company exercises significant influence but does not have a controlling financial interest, were reported by the Company using the equity method of accounting pursuant to which the Company records its proportionate share of each joint venture’s income or loss each period.

Management of the unconsolidated joint ventures is shared with the Company's respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

Joint venture	Products	Year organized	Percentage owned by the Company	Location of operation	Joint venture partner
Unconsolidated:
NSK-Warner K.K.	Transmission components	1964	50%	Japan/China	NSK Ltd.
Turbo Energy Private Limited	Turbochargers	1987	32.6%	India	Sundaram Finance Limited; Brakes India Limited
Delphi-TVS Diesel Systems Ltd	Fuel injection equipment	2001	52.5%	India	T.V. Sundram Iyengar & Sons PVT Ltd
Consolidated:
Delphi Powertrain Systems Korea Ltd.	Valvetrain and fuel injection equipment	1977	70%	Korea	BU RA DA Company Limited
BorgWarner Transmission Systems Korea Ltd. (a)	Transmission components	1987	60%	Korea	NSK-Warner
Beijing Delphi Wan Yuan Engine Management Systems Co. Ltd.	Engine management systems	1999	51%	China	Beijing Wan Yuan Industry Corporation
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans and fan drives	1999	70%	China	Ningbo Shenglong Automotive Powertrain Systems Co., Ltd.
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Hainachuan Automotive Parts Holding Co., Ltd.
SeohanWarner Turbo Systems Ltd.	Turbochargers	2003	71%	Korea	Korea Flange Company
Closed Joint Stock Company “Delphi Samara”	Aftermarket products	2006	80%	Russia	CJSC “Samara Cable Company”
BorgWarner United Transmission Systems Co. Ltd.	Transmission components	2009	66%	China	China Automobile Development United Investment Co., Ltd.
BorgWarner Romeo Power LLC	Battery module and pack technology	2019	60%	U.S.	Romeo Power, Inc.
________________
(a)BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea Ltd. This ownership gives the Company an additional indirect effective ownership percentage of 20% in BorgWarner Transmission Systems Korea Ltd., resulting in a total effective ownership interest of 80%.

Financial Information About Geographic Areas

The Company has a global presence. During the year ended December 31, 2020, approximately 20% of the Company’s net sales were generated in the United States and 80% were generated outside the United States. Refer to Note 24, “Reporting Segments And Related Information,” to the Consolidated Financial Statements in Item 8 of this report for additional financial information about geographic areas.

Product Lines and Customers

During the year ended December 31, 2020, approximately 82% of the Company’s net sales were for light-vehicle applications; approximately 9% were for commercial-vehicle applications; approximately 3% were for off-highway vehicle applications; and approximately 6% were to distributors of aftermarket replacement parts.

The Company’s worldwide net sales to the following customers (including their subsidiaries) were approximately as follows:

	Year Ended December 31,
Customer	2020	2019	2018
Ford	13%	15%	14%
Volkswagen	11%	11%	12%
No other single customer accounted for more than 10% of our consolidated net sales in any of the years presented. Sales to our top ten customers represented 64% of sales for the year ended December 31, 2020.

The Company's automotive products are generally sold directly to OEMs, substantially pursuant to negotiated annual contracts, long-term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon OEM production schedules. The Company typically ships its products directly from its plants to the OEMs.

Sales and Marketing

Each of the Company’s businesses within its reporting segments has its own sales function. Account executives for each of our businesses are assigned to serve specific customers for one or more businesses’ products. Our account executives spend the majority of their time in direct contact with customers’ purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business. Because of their close relationship with customers, account executives are able to identify and meet customers’ needs based upon their knowledge of our products’ design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities and serve as a key interface with customers. In addition, sales and marketing employees of our reporting segments often work together to explore cross-development opportunities where appropriate.

Seasonality

Our operations are directly related to the automotive and commercial-vehicle industry. Consequently, our segments may experience seasonal fluctuations to the extent vehicle production slows, such as in the summer months when many customer plants typically close for model year changeovers or vacations. Historically, model changeovers or vacations have generally resulted in lower sales volume in the Company’s third quarter.

Research and Development

The Company conducts advanced propulsion research. This advanced engineering function seeks to leverage know-how and expertise across product lines to create new propulsion systems and modules that can be commercialized. This function oversees the Company's investments in certain venture capital funds that provide seed money for start-up businesses developing new technologies pertinent to the automotive industry and the Company's propulsion strategies.

In addition, each of the Company's businesses within its Air Management, e-Propulsion & Drivetrain and Fuel Injection reporting segments has its own research and development (“R&D”) organization, including engineers and technicians, engaged in R&D activities at facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life cycle testing and dynamometer laboratories.

By working closely with OEMs and anticipating their future product needs, the Company's R&D personnel conceive, design, develop and manufacture new proprietary components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to continue to obtain new orders from its OEM customers.

The Company's net R&D expenditures are primarily included in selling, general and administrative expenses of the Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement.

	Year Ended December 31,
(in millions)	2020	2019	2018
Gross R&D expenditures	$533	$498	$512
Customer reimbursements	(57)	(85)	(72)
Net R&D expenditures	$476	$413	$440

Net R&D expenditures as a percentage of net sales were 4.7%, 4.1% and 4.2% for the years ended December 31, 2020, 2019 and 2018, respectively.

Intellectual Property

The Company has approximately 9,830 active domestic and foreign patents and patent applications pending or under preparation and receives royalties from licensing patent rights to others. The Company acquired approximately 3,800 of these patents and patent applications as a result of the Delphi Technologies acquisition. While it considers its patents on the whole to be important, the Company does not consider any single patent, any group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company's business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company's financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

The Company owns the “BorgWarner” trade name and numerous BORGWARNER trademarks, including without limitation “BORGWARNER” and “BORGWARNER and Bug Design”, which are material to the Company's business.

Competition

The Company's reporting segments compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Many of these competitors are larger and have greater resources than the Company. Technological innovation, application engineering development, quality, price, delivery and program launch support are the primary methods of competition.

The Company’s major non-OEM competitors are Robert Bosch GmbH, Denso Corporation, Hitachi, Ltd., Magna Powertrain (an operating unit of Magna International Inc.), Mitsubishi Electric Corporation, Schaeffler Group and Vitesco Technologies. The Company also competes with certain start-ups in electrification.

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

For many of its products, the Company's competitors include suppliers in parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs, lower tax rates and, in some cases, export subsidies and/or raw materials subsidies. Also, see Item 1A, “Risk Factors.”

Human Capital Management

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce worldwide. We believe the skills, experience, and industry knowledge of our employees significantly benefit our operations and performance. The Company is committed to treating our employees with dignity and respect and to creating an inclusive environment for open communication where employees can share their ideas, concerns and suggestions.

As of December 31, 2020, the Company had a salaried and hourly workforce of approximately 50,000 worldwide:

Americas	16,100
Asia	13,500
Europe	20,100
Total Employees	49,700

Salaried	15,900
Hourly	33,800
Total Employees	49,700

The approximately 50,000 employees described above include approximately 19,000 employees added as a result of our acquisition of Delphi Technologies.

We use an array of practices to attract, develop and retain highly qualified talent, including:

•Diversity, Equity & Inclusion (“DE&I”). We aspire to provide our employees with a workplace experience focused on physical and psychological safety, where there is a strong spirit of inclusion and a deep sense of belonging, because we live our beliefs. We cultivate a culture where employees are treated with respect and their differences are valued. We provide opportunities that inspire them to thrive in every area they pursue. We are continually reviewing our policies, programs and processes to ensure alignment with our DE&I strategy. The Company undertakes targeted recruitment that serves as a strategic opportunity to build a diverse leadership pipeline. The Company also provides employees the opportunity to participate in resource groups aimed at celebrating diversity, ensuring equity and promoting inclusion. As of December 31, 2020:
◦Four of 11 board members are female and/or minorities;
◦Four of 13 executive management team members are female and/or minorities; and
◦Women make up 15% of the Company’s leadership (those who participate in the management incentive plan), 22% of the Company’s salaried workforce, 33% of the Company’s new hires and 26% of the Company’s total workforce.
◦Minorities make up 14% of the Company’s U.S. leadership (those who participate in the management incentive plan), 17% of the Company’s U.S. salaried workforce, 25% of the Company’s U.S. new hires and 21% of the Company’s total U.S. workforce.

•Engagement & Sentiment. The Company actively deploys strategies to attract the brightest and best talent and to engage and retain our talent. We recognize and reward employee contributions with competitive pay and benefits. The Company closely monitors employee turnover as part of our efforts to improve retention and to spot any potential opportunities for improvement. In the year ended December 31, 2020, annual voluntary employee turnover was 9%. The Company provided more than 56,700 hours of training to salaried employees in the year ended December 31, 2020. The Company provides formal development opportunities at all levels and stages of the career journey of our employees. These opportunities are delivered in a variety of formats to make our portfolio of solutions agile, sustainable and scalable.

•Health & Safety. Our employees’ safety is vitally important. The Company is dedicated to continuously improving safety performance. Evidence of our dedication is in our results: our global workforce accident total recordable incident rate through December 31, 2020 was 0.44 (excluding locations acquired from Delphi Technologies), while in comparison the top quartile for motor vehicle parts manufacturing was lower than or equal to 1.1, and the mean was 2.4 according to the U.S. Bureau of Labor Statistics (the “BLS”). The Company’s global workforce accident lost time incident rate through December 31, 2020 was 0.28, while in comparison the top quartile for motor vehicle parts manufacturing was lower than or equal to 0.1 and the mean was 0.6 according to the BLS. Additionally, the Company has a formal audited health and safety management system in place at all of our manufacturing and technical centers.

In response to the global COVID-19 pandemic, the Company activated its Critical Event Management Team to closely monitor and provide global guidance on industry and regulatory health and safety recommendations. Additionally, the Company developed a Safe Restart Task Force focused on the implementation of global facility restart best practices and the procurement of personal protective equipment in collaboration with industry partners. Safe work procedures implemented globally during 2020 consisted of, but were not limited to, temporary travel bans, temperature screenings, enhanced sanitation and facility access procedures, suspected and/or positive case response, social distancing guidelines and remote work arrangements.

Approximately 12% of the Company’s U.S. workforce is unionized. These employees, located at one facility, in the state of New York, are covered by a collective bargaining agreement that expires in September 2024. Employees at certain international facilities are also unionized. The Company believes the present relations with its workforce to be satisfactory. The Company recognizes that, in many of the locations where it operates, employees have freedom of association rights with third party organizations such as labor unions. The Company respects and supports those rights, including the right to collective bargaining, in accordance with local laws.

Raw Materials

The Company uses a variety of raw materials in the production of its products including aluminum, copper, nickel, plastic resins, steel and certain alloy elements. Manufacturing operations for each of the Company's operating segments are dependent upon natural gas, fuel oil and electricity.

The Company uses a variety of tactics in an attempt to limit the impact of supply shortages and inflationary pressures. The Company's global procurement organization works to accelerate cost reductions, purchase from lower cost regions, optimize the supply base, mitigate risk and collaborate on its buying activities. In addition, the Company uses long-term contracts, cost sharing arrangements, design changes, customer buy programs and limited financial instruments to help control costs. The Company intends to use similar measures in 2021 and beyond.  Refer to Note 17, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this report for information related to the Company's hedging activities.

For 2021, the Company believes that its supplies of raw materials are adequate and available from multiple sources to support its manufacturing requirements.

Regulations

The Company operates in a constantly evolving global regulatory environment and is subject to numerous and varying regulatory requirements for its product performance and material content. The Company's practice is to identify potential regulatory and quality risks early in the design and development process and proactively manage them throughout the product lifecycle through the use of routine assessments, protocols, standards, performance measures and audits. New regulations and changes to existing regulations are managed in collaboration with our OEM customers and implemented through the Company’s global systems and procedures designed to ensure compliance with existing laws and regulations. The Company demonstrates material content compliance through the International Material Data System (“IMDS”), which is the automotive industry material data system. In the IMDS, all materials used for automobile manufacturing are archived and maintained to meet the obligations placed on the automobile manufacturers, and thus on their suppliers, by national and international standards, laws and regulations.

The Company works collaboratively with a number of stakeholder groups including government agencies, such as the National Highway Traffic Safety Administration, its customers and its suppliers to proactively engage in federal, state and international public policy processes.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of environmental regulations on our business. Also, see Item 1A, “Risk Factors.”

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

Information About Executive Officers of the Company

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 22, 2021.

Name (Age)	Present Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Frederic B. Lissalde (53)	President and Chief Executive Officer (2018)
•Executive Vice President and Chief Operating Officer of BorgWarner Inc. (2018)
•Vice President of the Company and President and General Manager of BorgWarner Turbo Systems LLC (2013 – 2017)
•Autoliv, Inc., Member of Board of Directors (2020 - Present)

Kevin A. Nowlan (49)	Executive Vice President, Chief Financial Officer (2019)	•Meritor Inc., Senior Vice President, President, Trailer, Components and Chief Financial Officer (2018 – 2019) •Meritor Inc., Senior Vice President and Chief Financial Officer (2013 – 2018)
Tonit M. Calaway (53)	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary (2020)
•Executive Vice President, Chief Legal Officer and Secretary of BorgWarner Inc. (2018 - 2020)
•Chief Human Resources Officer of BorgWarner Inc. (2016 – 2018)
•Harley-Davidson Inc., Vice President of Human Resources (2010 – 2016)
•Astronics Corporation, Member of Board of Directors (2019 – Present)
•W.P. Carey Inc., Member of Board of Directors (2020 – Present)

Felecia Pryor (46)	Executive Vice President, Chief Human Resources Officer (2019)
•Vice President of Human Resources of BorgWarner Morse Systems (2018 – 2019)
•Ford Motor Company, Global Human Resources Director - Global Personnel, Organization & Planning (2018)
•Ford Motor Company, Vice President of Human Resources - ASEAN Markets (2016 – 2018)
•Ford Motor Company, HR Director for Research & Engineer Center located in Nanjing, China (2014 – 2016)

Craig D. Aaron (43)	Vice President and Treasurer (2019)	•Vice President of Finance of BorgWarner Morse Systems (2016 – 2019) •Director, Financial Reporting (2012 – 2016)
Alex Ashmore (51)	Vice President and President and General Manager, Aftermarket (2020)
•Delphi Technologies PLC, Senior Vice President and President Aftermarket (2017 – 2020)
•ABB, Group Senior Vice President, Electrification, Asia Pacific (2015 – 2017)
•TRW Automotive Holdings Corp., Vice President Global Aftermarket (2012 – 2015)

Stefan Demmerle (56)	Vice President and President and General Manager, PowerDrive Systems (2015)	•Vice President and President and General Manager of BorgWarner PowerDrive Systems (2015 – Present)
Brady D. Ericson (49)	Vice President and President and General Manager, Morse Systems (2019)
•Executive Vice President and Chief Strategy Officer of BorgWarner Inc. (2017 – 2019)
•Vice President of the Company and President and General Manager of BorgWarner Emissions Systems LLC (2014 – 2017)
•Romeo Power, Inc., Member of Board of Directors (2020)[1]

Daniel R. Etue (47)	Vice President and Controller (2020)	•Meritor, Inc., Vice President, Finance (2013 – 2020)

Joseph F. Fadool (54)	Vice President and President and General Manager, Emissions, Thermal and Turbo Systems (2019)
•Vice President of the Company and President and General Manager of Turbo Systems LLC (2019)
•Vice President of the Company and President and General Manager of BorgWarner Emissions Systems LLC and BorgWarner Thermal Systems Inc. (2017 – 2019)
•Vice President of the Company and President and General Manager of BorgWarner Morse Systems (2015 – 2017)

Paul Farrell (54)	Vice President and Chief Strategy Officer (2020)
•Delphi Technologies PLC, Senior Vice President Strategy, Sales and Corporate Development (2020)
•Delphi Technologies PLC, Senior Vice President Strategy and Corporate Development (2019 – 2020)
•Delphi Technologies PLC, Senior Vice President Strategic Planning and Product Marketing (2017 – 2019)
•Delphi Powertrain Systems, LLC, Vice President Strategy and Product Line Marketing (2016 – 2017)
•Delphi Powertrain Systems, LLC, Director Strategy and Business Planning (2014 – 2016)

Davide Girelli (49)	Vice President and President and General Manager, Fuel Injection Systems (2020)
•Vice President and General Manager Europe and South America BorgWarner Emissions, Thermal and Turbo Systems (2019 – 2020)
•Vice President and General Manager Europe and South America of BorgWarner Turbo Systems (2018 – 2019)
•Vice President and General Manager Europe and Asia of BorgWarner Morse Systems (2015 – 2018)
•General Manager Europe and India of Morse TEC LLC (2014 – 2015)

Volker Weng (50)	Vice President and President and General Manager, Drivetrain Systems (2019)
•President and General Manager for BorgWarner Emissions Systems LLC and BorgWarner Thermal Systems Inc. (2019)
•Vice President and General Manager, Europe for BorgWarner Emissions Systems LLC and BorgWarner Thermal Systems Inc. (2017 – 2019)
•Vice President and General Manager, Asia for Turbo Systems LLC (2015 – 2017)

________________
1 Romeo Power, Inc. became a public company in December 2020.

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

Risks related to COVID-19

We face risks related to the COVID-19 pandemic that could adversely affect our business and financial performance.

The COVID-19 pandemic has disrupted, and is likely to continue to disrupt, the global automotive industry and customer sales, production volumes, and purchases of light vehicles by end consumers. In

2020, global vehicle production decreased, and some vehicle manufacturers, at times, completely shut down manufacturing operations in some countries and regions, including the United States and Europe. As a result, we have experienced, and are likely to continue to experience, delays in the production and distribution of our products and the loss of sales. If the global economic effects caused by COVID-19 continue or increase, overall customer demand may continue to decrease, which could have a further adverse effect on our business, results of operations, and financial condition.

Global government directives and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, closing of borders, stay-at-home directives and closing of entire plants, cities and countries, have materially impacted our operations. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which adversely impact access to capital and increase the cost of capital.

Due to the uncertainty of its duration and the timing of recovery, we are not able at this time to predict the extent to which COVID-19 may have an adverse effect on our business, financial condition and operating results. The extent of the impact of COVID-19 on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frames, will depend on future developments, including, but not limited to, the duration and spread of COVID-19, its severity, the actions to contain COVID-19 or treat its impact, including the availability and efficacy of the vaccines and any related restrictions on travel. Furthermore, the duration, timing and severity of the impact on customer production, including any recession resulting from COVID-19, are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of COVID-19 would have a further material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration are uncertain.

Risks related to our acquisition of Delphi Technologies

The failure to realize the expected benefits of the acquisition of Delphi Technologies and other risks associated with the acquisition could adversely affect our business.

The success of our acquisition of Delphi Technologies will depend in part on our ability to realize the expected benefits from combining the businesses of the Company and Delphi Technologies. To realize these anticipated benefits, both companies must be successfully combined, which is subject to our ability to consolidate operations, corporate cultures and systems and our ability to eliminate redundancies and costs. If we are unsuccessful in combining our two companies, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Further, there is potential for unknown or inestimable liabilities relating to the acquired Delphi Technologies’ businesses. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the acquisition.

The combination of two independent businesses is a complex, costly and time-consuming process that will require significant management attention and resources. It is possible that the integration process could result in the loss of key employees, the disruption of our operations, the inability to maintain or increase our competitive presence, inconsistencies in standards, controls, procedures and policies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition, the diversion of management’s attention to integration matters and/or difficulties in the assimilation of employees and corporate cultures. Any or all of these factors could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition and could have an adverse effect on the combined company. In addition, many of these factors are outside of our control, and any one of these factors could result in increased costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could materially adversely impact our business, financial condition and results of operations.

There could be significant liability if the previous Delphi Technologies separation from its former parent fails to qualify as a tax-free transaction for U.S. federal income tax purposes.

On December 4, 2017, Delphi Technologies became an independent publicly-traded company, following its separation from Aptiv PLC, formerly known as Delphi Automotive PLC. The separation was completed in the form of a pro-rata distribution of 100% of Delphi Technologies ordinary shares to Aptiv’s shareholders. Aptiv received an opinion from its tax counsel substantially to the effect that, for U.S. federal income tax purposes, the distribution qualified as a distribution under Section 355(a) of the Internal Revenue Code, subject to certain qualifications and limitations. Based on this tax treatment, for U.S. federal income tax purposes, except with respect to cash received in lieu of a fractional Delphi Technologies ordinary share, Aptiv shareholders did not recognize a gain or loss or include any amount in their income upon the receipt of Delphi Technologies ordinary shares in the distribution. The opinion was based on and relied on, among other things, certain facts, assumptions, representations and undertakings from Aptiv and Delphi Technologies, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, Aptiv may not be able to rely on the opinion, and Aptiv’s shareholders could be subject to significant U.S. federal income tax liabilities. Notwithstanding the opinion of tax counsel, the Internal Revenue Service could determine on audit that the distribution is taxable to Aptiv’s shareholders if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion.

In addition, Aptiv expects that restructuring transactions that it undertook in connection with the distribution will be taxed in a certain manner. If, contrary to Aptiv’s expectations, such transactions are taxed in a different manner, Aptiv and/or Delphi Technologies may incur additional tax liabilities that may be substantial. If the Company is required to pay any such liabilities, the payments could materially adversely affect the Company’s financial position.

Under the tax matters agreement between Aptiv and Delphi Technologies, we are required to indemnify Aptiv against taxes that Aptiv incurs that arise as a result of our taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a distribution under Section 355(a) of the Code or that result in certain restructuring transactions in connection with the distribution failing to meet the requirements for tax-free treatment for U.S. federal income tax purposes.

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

We face strong competition.

We compete worldwide with a number of other manufacturers and distributors that produce and sell products similar to ours. Price, quality, delivery, technological innovation, engineering development and program launch support are the primary elements of competition. Our competitors include vertically integrated units of our major OEM customers, as well as a large number of independent domestic and international suppliers. Additionally, our competitors include start-ups that may be well funded, with the result that they could have more operational and financial flexibility than we have. A number of our competitors are larger than we are, and some competitors have greater financial and other resources than we do. Although OEMs have indicated that they will continue to rely on outside suppliers, a number of our major OEM customers manufacture products for their own uses that directly compete with our products. These OEMs could elect to manufacture such products for their own uses in place of the products we currently supply. Our traditional OEM customers, faced with intense international competition, have continued to expand their worldwide sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tax rates and, in some cases, export or raw materials subsidies. Increased competition could adversely affect our business. In addition, any of our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, produce similar products at a cost that is lower than our cost, or adapt more quickly than we do to new technologies or evolving customer requirements. As a result, our products may not be able to compete successfully with our competitors' products, and we may not be able to meet the growing demands of customers. These trends may adversely affect our sales as well as the profit margins on our products.

If we do not respond appropriately, the evolution of the automotive industry could adversely affect our business.

The automotive industry is increasingly focused on the development of hybrid and electric vehicles and of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully-automated driving experience. There has also been an increase in consumer preferences for mobility on demand services, such as car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. In addition, some industry participants are exploring transportation through alternatives to automobiles. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If we do not continue to innovate and develop, or acquire, new and compelling products that capitalize upon new technologies in response to OEM and consumer preferences, this could have an adverse impact on our results of operations.

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

The United States has maintained tariffs on certain imported steel, aluminum and items originating from China. These tariffs have increased the cost of raw materials and components we purchase. The imposition of tariffs by the United States has resulted in retaliatory tariffs from a number of countries, including China, which increase the cost of products we sell. If the U.S. or other countries impose additional tariffs, that will have a further adverse impact on our business.

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

As of December 31, 2020, approximately 12% of our U.S. workforce was unionized. We have a domestic collective bargaining agreement for one facility in New York, which expires in September 2024. The workforce at certain of our international facilities is also unionized. A prolonged dispute with our employees could have an adverse effect on our business.

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

Our operations are subject to laws governing, among other things, emissions to air, discharges to waters, and the generation, management, transportation and disposal of waste and other materials. The operation of automotive parts manufacturing plants entails risks in these areas, and we cannot assure that we will not incur material costs or liabilities as a result. Through various acquisitions over the years, we have acquired a number of manufacturing facilities, and we cannot assure that we will not incur material costs and liabilities relating to activities that predate our ownership. In addition, potentially significant expenditures could be required to comply with evolving interpretations of existing environmental, health and safety laws and regulations or any new such laws and regulations (including concerns about global climate change and its impact) that may be adopted in the future. Costs associated with failure to comply with such laws and regulations could have an adverse effect on our business.

We have liabilities related to environmental, product warranties, litigation and other claims.

We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws, and, as such, may be liable for the cost of clean-up and other remedial activities at such sites. While responsibility for clean-up and other remedial activities at such sites is typically shared among potentially responsible parties based on an allocation formula, we could have greater liability under applicable statutes. Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements in item 8 of this report for further discussion.

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

We have a stated goal of increasing sales and operating income at a rate greater than global vehicle production growth, if any, by increasing content per vehicle with innovative new components and through select acquisitions.

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

We have manufacturing and technical facilities in many regions including Europe, Asia, and the Americas. For 2020, approximately 80% of our consolidated net sales were outside the U.S. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, international terrorism and other factors that may be discrete to a particular country or geography. Compliance with multiple and potentially conflicting laws and regulations of various countries is challenging, burdensome and expensive.

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

Some of our sales are concentrated. Our worldwide sales in 2020 to Ford and Volkswagen constituted approximately 13% and 11% of our 2020 consolidated net sales, respectively.

We are sensitive to the effects of our major customers’ labor relations.

All three of our primary North American customers, Ford, Stellantis, and General Motors, have major union contracts with the United Automobile, Aerospace and Agricultural Implement Workers of America. Because of domestic OEMs' dependence on a single union, we are affected by labor difficulties and work stoppages at OEMs' facilities. Similarly, a majority of our global customers' operations outside of North America are also represented by various unions. Any extended work stoppage at one or more of our customers could have an adverse effect on our business.

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

However, there can be no assurance that capacity limitations, industry shortages, labor or social unrest, weather emergencies, commercial disputes, government actions, riots, wars, sabotage, cyber attacks, non-conforming parts, acts of terrorism, “Acts of God,” or other problems that our suppliers experience will not result in occasional shortages or delays in their supply of components to us. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to meet the production schedules for some of our key products and could miss customer delivery expectations. In addition, with fewer sources of supply for certain components, each supplier may perceive that it has greater leverage and, therefore, some ability to seek higher prices from us at a time that we face substantial pressure from OEMs to reduce the prices of our products. This could adversely affect our customer relations and business.

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

Item 1B.    Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2020 fiscal year that remain unresolved.

Item 2.    Properties

As of December 31, 2020, the Company had 96 manufacturing, assembly and technical locations worldwide. The Company's worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs.

The following is additional information concerning principal manufacturing, assembly and technical facilities operated by the Company, its subsidiaries, and affiliates.

Segments	Americas	Europe	Asia	Total
Air Management	13	14	17	44
e-Propulsion & Drivetrain	15	8	12	35
Fuel Injection	3	6	6	15
Aftermarket	1	1	—	2

The table above excludes joint ventures in which the Company owned less than 50% as of December 31, 2020 and administrative offices. Of the facilities noted above, 40 have leased land rights or a leased facility.

Item 3.    Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. See Note 21, “Contingencies,” to the Consolidated Financial Statements in Item 8 of this report for a discussion of environmental, product liability, derivative and other litigation, which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 16, 2021, there were 1,545 holders of record of common stock.

While the Company currently expects that quarterly cash dividends will continue to be paid in the future at levels comparable to recent historical levels, the dividend policy is subject to review and change at the discretion of the Board of Directors.

The line graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return of companies on the Standard & Poor's (S&P’s) 500 Stock Index, and companies within Standard Industrial Code (“SIC”) 3714 - Motor Vehicle Parts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BorgWarner Inc., the S&P 500 Index, and SIC 374 Motor Vehicle Parts

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
2015
2016
2017
2018
2019
2020
BorgWarner Inc.
S&P 500
SIC 3714 Motor Vehicle Parts

___________
*$100 invested on 12/31/2015 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2020 S&P, a division of S&P Global. All rights reserved.

BWA and S&P 500 data are from Capital IQ; SIC Code Index data is from Research Data Group

	December 31,
	2015	2016	2017	2018	2019	2020
BorgWarner Inc.(1)	$100.00	$92.67	$121.59	$83.93	$106.73	$96.91
S&P 500(2)	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
SIC Code Index(3)	$100.00	$114.03	$152.00	$125.71	$169.94	$203.93
________________
(1)BorgWarner Inc.
(2)S&P 500 — Standard & Poor’s 500 Total Return Index
(3)Standard Industrial Code (“SIC”) 3714-Motor Vehicle Parts

Purchase of Equity Securities

In January 2020, the Company's Board of Directors authorized the purchase of up to $1 billion of the Company's common stock, which replaced the previous share repurchase program. As of December 31, 2020, the Company has repurchased $216 million of common stock under this repurchase program. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company's purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the quarter ended December 31, 2020:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
October 1, 2020 - October 31, 2020
Common Stock Repurchase Program	—	$—	—	$1,000
Employee transactions	174	$37.15	—
November 1, 2020 - November 30, 2020
Common Stock Repurchase Program	4,589,114	$37.40	4,589,114	$828
Employee transactions	6,288	$38.54	—
December 1, 2020 - December 31, 2020
Common Stock Repurchase Program	1,166,516	$38.17	1,166,516	$784
Employee transactions	—	$—	—

Equity Compensation Plan Information

As of December 31, 2020, the number of shares of options, restricted common stock, warrants and rights outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, restricted common stock, warrants and rights and the number of securities remaining available for issuance were as follows:

	Number of securities to be issued upon exercise of outstanding options, restricted common stock, warrants and rights	Weighted average exercise price of outstanding options, restricted common stock, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,144,910	$39.60	5,235,569
Equity compensation plans not approved by security holders	—	$—	—
Total	2,144,910	$39.60	5,235,569

Item 6.    Selected Financial Data

	Year Ended December 31,
(in millions)	2020	2019	2018	2017	2016
Operating results
Net sales	$10,165	$10,168	$10,530	$9,799	$9,071
Operating income (a)	$618	$1,303	$1,190	$1,072	$973
Net earnings attributable to BorgWarner Inc.(a)	$500	$746	$931	$440	$595

Earnings per share attributable to BorgWarner Inc. — basic	$2.35	$3.63	$4.47	$2.09	$2.78
Earnings per share attributable to BorgWarner Inc. — diluted	$2.34	$3.61	$4.44	$2.08	$2.76

Net R&D expenditures	$476	$413	$440	$408	$343

Capital expenditures, including tooling outlays	$441	$481	$546	$560	$501
Depreciation and amortization	$568	$439	$431	$408	$391

Number of employees	49,700	29,000	30,000	29,000	27,000

Financial position
Cash and cash equivalents	$1,650	$832	$739	$545	$444
Total assets	$16,029	$9,702	$10,095	$9,788	$8,835
Total debt	$3,787	$1,960	$2,114	$2,188	$2,220

Common share information
Cash dividend declared and paid per share	$0.68	$0.68	$0.68	$0.59	$0.53

Weighted average shares outstanding
Basic	213.0	205.7	208.2	210.4	214.4
Diluted	214.0	206.8	209.5	211.5	215.3
________________
(a)Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” for discussion of non-comparable items impacting the years ended December 31, 2020 and 2019.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) is a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles. Our products help improve vehicle performance, propulsion efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles (“SUVs”), vans and light trucks). The Company’s products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, the Americas and Asia and is an original equipment supplier to nearly every major automotive OEM in the world.

Acquisition of Delphi Technologies PLC

On October 1, 2020, the Company completed its acquisition of 100% of the outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”) from the shareholders of Delphi Technologies pursuant to the terms of the Transaction Agreement, dated January 28, 2020, as amended on May 6, 2020, by and between the Company and Delphi Technologies (the “Transaction Agreement”). Pursuant to the terms of the Transaction Agreement, the Company issued, in exchange for each Delphi Technologies share, 0.4307 of a share of common stock of the Company and cash in lieu of any fractional share. In the aggregate, the Company delivered consideration of approximately $2.4 billion, including approximately 37 million shares of common stock of the Company, valued at $1.5 billion, repayment of approximately $900 million of Delphi Technologies’ debt and stock-based compensation of approximately $15 million. Upon closing, the Company also assumed approximately $800 million in senior notes as discussed below. The acquisition is expected to strengthen the Company’s electronics and power electronics products, capabilities and scale, position the Company for greater growth as electrified propulsion systems gain momentum and enhance key combustion, commercial vehicle and aftermarket product offerings.

On October 5, 2020, the Company completed its offer to exchange approximately $800 million in aggregate principal amount of Delphi Technologies’ outstanding 5.000% Senior Notes due 2025 (the “DT Notes”). Approximately $776 million in aggregate principal amount of outstanding DT Notes, representing 97% of the $800 million total outstanding principal amount of the DT Notes, were validly exchanged and cancelled for new BorgWarner notes. Following such cancellation, approximately $24 million in aggregate principal amount of the DT Notes remain outstanding. Since the majority of the DT Notes were exchanged, the Company was able to eliminate substantially all of the restrictive covenants and events of default not related to payment on the $800 million in outstanding senior notes of the Company.

Following the Delphi Technologies acquisition, to align with the manner in which the business is viewed and managed subsequent to the acquisition, the Company reorganized its management reporting structure. Previously, the Company reported its results under two reporting segments, Engine and Drivetrain, which are now referred to as Air Management and e-Propulsion & Drivetrain, respectively. The former Delphi Technologies Powertrain Products segment was integrated into the Air Management segment and the former Delphi Technologies Electronics & Electrification segment was integrated into the e-Propulsion & Drivetrain segment. The remaining Delphi Technologies segments comprise two additional reporting segments, which are referred to as Fuel Injection and Aftermarket.

Results of operations for Delphi Technologies are included in the Company’s financial information following the date of acquisition on October 1, 2020.

COVID-19 Pandemic Update

To date, COVID-19 has surfaced in nearly all regions around the world and has resulted, at times, in travel restrictions, closing of borders and business slowdowns or shutdowns in affected areas. Many OEMs temporarily suspended certain manufacturing operations, particularly in North America and Europe, due to market conditions and matters associated with COVID-19. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which adversely impact the access to capital and increase the cost of capital.

In response to the outbreak and business disruption, we, first and foremost, prioritized the health and safety of our employees. As a global manufacturer, we have responded to shelter-in-place and similar government orders in various locations around the world, including throughout the United States and Europe. Additionally, our employees must respond to self-isolation and quarantine orders based on circumstances in their local communities, which continues to impact our facilities. The reopening procedures related to COVID-19 led to a number of employee safety measures upon reopening to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, social distancing guidelines, requirement for employees to wear masks and various temporary closures of or reduced operations at our manufacturing and assembly facilities.

In April 2020, we implemented a range of actions aimed at temporarily reducing costs and preserving liquidity. These actions included, but were not limited to:

•a temporary 20% reduction in base salaries of our senior executive leadership team and annual retainers of our non-employee directors;
•up to 10% temporary base pay reductions for other salaried employees; and
•reductions in discretionary spending, such as outside professional services and travel.

Effective September 1, 2020, all of the base pay and annual retainer reductions had been eliminated.

We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. To date, COVID-19 has had a material adverse impact on our revenue and overall profitability, primarily in the quarter ended June 30, 2020. Significant reductions in automotive or truck production have had, and may continue to have, an adverse effect on the Company’s sales to OEMs. While production levels increased in the third and fourth quarters and revenue and profitability improved, COVID-19 continues to impact our business globally, and it is possible

COVID-19 could result in adverse impacts in the future. We cannot reasonably estimate the full impacts COVID-19 could have on our financial condition, results of operations or cash flows in the future.

As of December 31, 2020, we had liquidity of $3,650 million, comprised of cash and cash equivalent balances of $1,650 million and an undrawn revolving credit facility of $2,000 million. We were in full compliance with our covenants under the revolving credit facility and had full access to our undrawn revolving credit facility. Debt maturities through the end of 2021 total $45 million. Given our strong liquidity position, we believe that the Company will have sufficient liquidity and will maintain compliance with all covenants throughout the next 12 months.

RESULTS OF OPERATIONS

A detailed comparison of the Company’s 2018 operating results to its 2019 operating results can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s 2019 Annual Report on Form 10-K filed February 13, 2020.

The following table presents a summary of our operating results:

	Year Ended December 31,
(in millions, except per share data)	2020		2019
Net sales		% of net sales		% of net sales
Air Management	$5,678	55.9%	$6,214	61.1%
e-Propulsion & Drivetrain	3,989	39.2	4,015	39.5
Fuel Injection	479	4.7	—	—
Aftermarket	194	1.9	—	—
Inter-segment eliminations	(175)	(1.7)	(61)	(0.6)
Total net sales	10,165	100.0	10,168	100.0
Cost of sales	8,255	81.2	8,067	79.3
Gross profit	1,910	18.8	2,101	20.7
Selling, general and administrative expenses - R&D	476	4.7	413	4.1
Selling, general and administrative expenses - Other	475	4.7	460	4.5
Other operating expense - Restructuring expense	203	2.0	72	0.7
Other operating expense (income), net - Other	138	1.4	(147)	(1.4)
Operating income	618	6.1	1,303	12.8
Equity in affiliates’ earnings, net of tax	(18)	(0.2)	(32)	(0.3)
Unrealized gain on equity securities	(382)	(3.8)	—	—
Interest income	(12)	(0.1)	(12)	(0.1)
Interest expense	73	0.7	55	0.5
Other postretirement (income) expense	(7)	(0.1)	27	0.3
Earnings before income taxes and noncontrolling interest	964	9.5	1,265	12.4
Provision for income taxes	397	3.9	468	4.6
Net earnings	567	5.6	797	7.8
Net earnings attributable to the noncontrolling interest, net of tax	67	0.7	51	0.5
Net earnings attributable to BorgWarner Inc.	$500	4.9%	$746	7.3%
Earnings per share — diluted	$2.34		$3.61

Net sales for the year ended December 31, 2020 totaled $10,165 million, approximately the same as net sales for the year ended December 31, 2019. During the three months ended December 31, 2020, the Delphi Technologies acquisition increased revenues by $1,120 million. Excluding this revenue, total net sales declined by 11% as compared to the year ended December 31, 2019. Excluding the impact of weaker foreign currencies, primarily the Euro, and the net impact of the Delphi Technologies acquisition, net sales decreased approximately 11%, primarily due to COVID-19 related production slowdowns and shutdowns during the first six months of 2020, partially offset by stronger sales in China.

Cost of sales as a percentage of net sales was 81.2% and 79.3% in the years ended December 31, 2020 and 2019, respectively. Cost of sales associated with Delphi Technologies for the three months ended December 31, 2020 was approximately $900 million. Excluding the impact of the acquisition of Delphi Technologies, cost of sales decreased primarily due to lower sales. The Company's material cost of sales was approximately 57% and 55% of net sales in the years ended December 31, 2020 and 2019, respectively. Gross profit as a percentage of net sales was 18.8% and 20.7% in the years ended December 31, 2020 and 2019, respectively. The reduction of gross margin in 2020 compared to 2019 was primarily due to the impact of the COVID-19 pandemic. In response to the COVID-19 pandemic, the Company took numerous steps to eliminate costs; however, certain fixed costs could not be reduced on a temporary basis, which led to a higher cost of sales as a percentage of sales as compared to the year ended December 31, 2019. In addition, the $27 million related to the fair value adjustment of inventories acquired had an unfavorable impact on gross margin and, to a lesser extent, certain lower margin business related to the acquisition of Delphi Technologies.

Selling, general and administrative expenses (“SG&A”) was $951 million and $873 million, or 9.4% and 8.6% of net sales for the years ended December 31, 2020 and 2019, respectively. SG&A increased as a result of the three months of activity related to Delphi Technologies following the acquisition on October 1, 2020. The increase related to Delphi Technologies was partially offset by savings and actions taken during the year in response to the COVID-19 pandemic.

Research and development (“R&D”) costs, net of customer reimbursements, were $476 million, or 4.7% of net sales, in the year ended December 31, 2020, compared to $413 million, or 4.1% of net sales, in the year ended December 31, 2019. The increase of R&D costs, net of customer reimbursements, in the year ended December 31, 2020 compared with the year ended December 31, 2019 was primarily due to the acquisition of Delphi Technologies, which increased R&D costs by $66 million during the three months ended December 31, 2020. We will continue to invest in a number of cross-business R&D programs, as well as a number of other key programs, all of which are necessary for short- and long-term growth. Our current long-term expectation for R&D spending is in the range of 5.0% to 5.5% of net sales.

Restructuring expense was $203 million and $72 million for the years ended December 31, 2020 and 2019, respectively, primarily related to employee benefit costs. The increase in 2020 was primarily due to increased costs related to the announced closure of two facilities in Europe affecting approximately 550 employees and contractually required severance and stock-based compensation associated with the Delphi Technologies acquisition.

In February 2020, the Company announced a cost restructuring plan to address existing structural costs. During the year ended December 31, 2020, the Company recorded $148 million of restructuring expense related to this plan. These actions are expected to result in a total of $300 million of restructuring costs through 2022. The resulting annual gross savings is expected to be $90 million to $100 million and will be utilized to sustain overall operating margin profile and cost competitiveness. Nearly all of the restructuring charges are expected to be cash expenditures.

In April 2019, the Company announced a cost restructuring plan including several actions to reduce existing structural costs. These actions were primarily completed during fourth quarter 2019 and resulted in approximately $50 million of restructuring expense. The resulting annual gross cost reduction is expected to be in the range of $40 million to $50 million by 2021.

The Company recorded approximately $54 million in restructuring during the three months ended December 31, 2020, related to legacy Delphi Technologies. In conjunction with the acquisition, there were contractually required severance and post-combination stock-based compensation cash payments to legacy Delphi Technologies executive officers and other employee termination benefits. Additionally, in 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff, with expected charges of up to $175 million. Certain of these actions are subject to consultation with employee works councils and other employee representatives. The majority of these actions are expected to be completed by the end of 2021. Nearly all of the restructuring charges are expected to be cash expenditures.

Other operating expense (income), net - other represents items other than restructuring expense and was expense of $138 million and income of $147 million for the years ended December 31, 2020 and 2019, respectively.

In this line item for the years ended December 31, 2020 and 2019 is merger, acquisition and divestiture expense of $96 million and $11 million, respectively. The increase in 2020 was primarily related to professional fees associated with the acquisition of Delphi Technologies completed on October 1, 2020.

As a result of an evaluation of the underlying technologies and management of the business subsequent to the acquisition of Delphi Technologies, the Company reduced the useful life of certain intangible assets during the fourth quarter of 2020 as they no longer provided future economic benefit. This resulted in accelerated amortization expense of $38 million recorded within this line item.

In addition, the year ended December 31, 2019 included a pre-tax gain of $177 million related to the derecognition of BorgWarner Morse TEC LLC (“Morse TEC”), which was a consolidated wholly-owned subsidiary of the Company that held asbestos and certain other liabilities and was the policyholder of the related insurance assets. Also related to this matter, the Company recorded tax expense as a result of the reversal of the previously recorded deferred tax assets related to the asbestos liabilities of $173 million, resulting in an after-tax gain of $4 million. Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements in Item 8 of this report for more information.

This line item is primarily comprised of operating expense (income) items discussed within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $18 million and $32 million in the years ended December 31, 2020 and 2019, respectively. This line item is driven by the results of our unconsolidated joint ventures, NSK-Warner K.K., Turbo Energy Private Limited (“TEL”) and Delphi-TVS Diesel Systems Ltd. The decrease in equity in affiliates' earnings in the year ended December 31, 2020 was due to lower industry volumes and cost pressures in a reduced market.

Unrealized gain on equity securities was $382 million in the year ended December 31, 2020. This line item reflects the net unrealized gain recognized during 2020 related to the Company’s equity securities in Romeo Systems, Inc. (now known as Romeo Power, Inc.) which became a public company in December 2020. For further details, see Note 2, “Acquisitions,” to the Consolidated Financial Statements in Item 8 of this report.

Interest expense was $73 million and $55 million in the years ended December 31, 2020 and 2019, respectively. The increase in interest expense for the year ended December 31, 2020 compared with the year ended December 31, 2019 was primarily due to the Company’s issuance of $1.1 billion senior notes in June 2020 and the $800 million DT Notes acquired as part of the Delphi Technologies acquisition.

Provision for income taxes the provision for income taxes resulted in an effective tax rate of 41.2% for the year ended December 31, 2020, compared with the rate of 37.1% for the year ended December 31, 2019. For further details, see Note 7, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this report.

The effective tax rate was approximately 41% for the year ended December 31, 2020. Unfavorably impacting the effective tax rate in 2020 was income tax expense related to final U.S. Department of Treasury regulations issued in the third quarter of 2020, that impacted the net tax on remittance of foreign earnings and certain tax law changes in India effective in the first quarter of 2020. In addition, we recognized incremental valuation allowances of $53 million in 2020. Also unfavorably impacting the effective tax rate were certain restructuring expenses and merger and acquisition related transaction costs that were non-deductible for tax purposes. Excluding the impact of non-comparable items, the Company’s annual effective tax rate associated with ongoing operations was 32% for the year ended December 31, 2020.

The effective tax rate was approximately 37% for the year ended December 31, 2019. The effective tax rate for 2019 included an increase in income tax expense of $173 million related to the derecognition of the Morse TEC asbestos-related deferred tax assets and $22 million due to the U.S. Department of the Treasury’s issuance of the final regulations in the first quarter of 2019 related to the calculation of the one-time transition tax. The 2019 effective tax rate also included reductions of income tax expense of $19 million related to restructuring expense, $11 million for a global realignment plan, $8 million related to other one-time adjustments and $6 million related to pension settlement loss. Excluding the impact of non-comparable items, the Company’s annual effective tax rate was 26% for the year ended December 31, 2019.

Net earnings attributable to the noncontrolling interest, net of tax of $67 million for the year ended December 31, 2020 increased by $16 million compared to the year ended December 31, 2019. The increase was due to growth in sales in China, resulting in increased profit in joint ventures and the addition of noncontrolling interests from the Delphi Technologies acquisition.

Non-comparable items impacting the Company's earnings per diluted share and net earnings

The Company’s earnings per diluted share were $2.34 and $3.61 for the years ended December 31, 2020 and 2019, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate and the weighted average number of diluted shares for each of the years then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Year Ended December 31,
Non-comparable items:	2020	2019
Restructuring expense	$(0.86)	$(0.26)
Merger, acquisition and divestiture expense[1]	(0.38)	(0.05)
Intangible asset accelerated amortization[2]	(0.14)	—
Amortization of inventory fair value adjustment[3]	(0.10)	—
Asset impairment and loss on divestiture[4]	(0.08)	(0.03)
Net gain on insurance recovery for property damage[5]	0.04	—
Unfavorable arbitration loss[6]	—	(0.07)
Officer stock awards modification	—	(0.01)
Gain on derecognition of subsidiary[7]	—	0.02
Unrealized gain on equity securities[8]	1.36	—
Delayed-draw term loan cancellation[9]	(0.01)	—
Pension settlement loss[10]	(0.02)	(0.10)
Tax adjustments[11]	(0.23)	(0.02)
Total impact of non-comparable items per share — diluted:	$(0.42)	$(0.52)
________________

1
During the year ended December 31, 2020, the Company recorded merger, acquisition and divestiture expense of $96 million primarily for professional fees associated with the Company’s acquisition of Delphi Technologies completed on October 1, 2020. For December 31, 2019, the Company recorded $11 million of expenses, primarily professional fees, related to the Company's strategic acquisition and divestiture activities, including the transfer of Morse TEC, the anticipated acquisition of Delphi Technologies, and a 20% equity interest in Romeo Systems, Inc. (now known as Romeo Power, Inc.) and the divestiture activities for the non-core pipes and thermostat product lines.

2
During the year ended December 31, 2020, the Company recorded accelerated amortization of $38 million for certain intangible assets. Refer to Note 12, “Goodwill And Other Intangibles,” to the Consolidated Financial Statements in Item 8 of this report for more information.

3
Represents the non-cash charges related to the amortization of the fair value adjustment of inventories acquired in connection with the acquisition of Delphi Technologies during the year ended December 31, 2020. Refer to Note 2, “Acquisitions,” to the Consolidated Financial Statements in Item 8 of this report for more information.

4
During the year ended December 31, 2020, the Company recorded asset impairments of $17 million, which was related to asset impairment charges of $9 million in the Air Management segment and $8 million in the e-Propulsion & Drivetrain segment, due to the write down of property, plant and equipment associated with the announced closures of two European facilities. During the year ended December 31, 2019, the Company recorded an additional loss on sale of $7 million to account for the cash proceeds and finalization of the purchase price adjustments related to the sale of the non-core pipes and thermostat product lines. Refer to Note 6, “Other Operating Expense (Income), Net,” to the Consolidated Financial Statements in Item 8 of this report for more information.

5
During the year ended December 31, 2020, the Company recorded a net gain of $9 million from insurance recovery proceeds which primarily represents the amount received for replacement cost in excess of carrying value for losses sustained for a tornado that damaged the Company’s plant in Seneca, South Carolina. Refer to Note 6, “Other Operating Expense (Income), Net,” to the Consolidated Financial Statements in Item 8 of this report for more information.

6
During the year ended December 31, 2019, the Company recorded $14 million of expenses related to the receipt of a final unfavorable arbitration decision associated with the resolution of a matter related to a previous acquisition.

7
During the year ended December 31, 2019, the Company recorded a pre-tax gain on the derecognition of BorgWarner Morse TEC LLC (“Morse TEC”) of $177 million and removed the asbestos obligations and related insurance assets from the Consolidated Balance Sheet. In addition, the Company recorded tax expense as a result of the reversal of the previously recorded deferred tax assets related to the asbestos liabilities of $173 million, resulting in an after-tax gain of $4 million. Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements in Item 8 of this report for more information.

8
Represents the net unrealized gain of $382 million recognized during the year ended December 31, 2020 related to the Company’s equity securities in Romeo Power, Inc. which became a public company in December 2020. Refer to Note 2, “Acquisitions,” to the Consolidated Financial Statements in Item 8 of this report for more information.

9	Represents loan fees related to term loan cancellation during the year ended December 31, 2020. On April 29, 2020 the Company entered into a $750 million delayed-draw term loan which was subsequently cancelled on June 19, 2020 in accordance with its terms, following the Company’s issuance of $1.1 billion in 2.650% senior notes due July 2027.
10
During the year ended December 31, 2020, the Company recorded a non-cash pension settlement loss of $4 million related to a European plant closure. During the year ended December 31, 2019, the Company recorded a non-cash pension settlement loss of $27 million related to the accelerated recognition of unamortized losses. Refer to Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of this report for more information.

11
The Company's provision for income taxes for the year ended December 31, 2020, includes reductions to tax expense of $5 million related to tax reserves and true-up adjustments offset by an increase in tax expense of $54 million for the finalization of the U.S. Department of the Treasury regulations issued in the third quarter of 2020, that impacted the net tax on remittance of foreign earnings.

Results By Reporting Segment

The Company's business is comprised of four reporting segments: Air Management, e-Propulsion & Drivetrain, Fuel Injection and Aftermarket.

The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. ROIC is comprised of Segment Adjusted EBIT after deducting notional taxes compared to the projected average capital investment required. Segment Adjusted EBIT is comprised of earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for restructuring, goodwill impairment charges, affiliates' earnings and other items not reflective of ongoing operating income or loss. Segment Adjusted EBIT excludes certain corporate costs which primarily represents headquarters' expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment Adjusted EBIT were $192 million and $206 million for the years ended December 31, 2020 and 2019, respectively. An increase in corporate expenses related to the acquisition of Delphi Technologies in 2020 was more than offset by savings and actions taken during the year in response to the COVID-19 pandemic, including decreased compensation expense, resulting in a decrease compared to 2019.

Segment Adjusted EBIT is the measure of segment income or loss used by the Company. The Company believes Segment Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments. The following table shows Segment Adjusted EBIT for the Company's reporting segments.

Segment Adjusted Earnings Before Interest, Income Taxes and Noncontrolling Interest (“Segment Adjusted EBIT”)

	Year Ended December 31,
(in millions)	2020	% margin	2019	% margin
Air Management	$762	13.4%	$995	16.0%
e-Propulsion & Drivetrain	359	9.0%	443	11.0%
Fuel Injection	39	8.1%	—	n/a
Aftermarket	22	11.3%	—	n/a
Segment Adjusted EBIT	$1,182		$1,438

The Air Management segment’s net sales for the year ended December 31, 2020 decreased $536 million, or 8.6%, and Segment Adjusted EBIT decreased $233 million, or 23.4%, from the year ended December 31, 2019. The Delphi Technologies acquisition increased Air Management revenues by $312 million in 2020. Excluding the net impact of acquisitions and divestitures and of strengthening foreign currencies, primarily the Euro, net sales decreased 13.5% from the year ended December 31, 2019. The decrease in sales was due to COVID-19 related production slowdowns and shutdowns during the first six months of 2020, partially offset by growing demand for the Company’s products. The Segment Adjusted EBIT margin was 13.4% for the year ended December 31, 2020, compared to 16.0% in the year ended December 31, 2019. The Segment Adjusted EBIT margin decrease was primarily due to the impact of the COVID-19 pandemic and the impact of increased warranty costs.

The e-Propulsion & Drivetrain segment’s net sales for the year ended December 31, 2020 decreased $26 million, or 0.6%, and Segment Adjusted EBIT decreased $84 million, or 19.0%, from the year ended December 31, 2019. The Delphi Technologies acquisition increased e-Propulsion & Drivetrain revenues by $255 million in 2020. Excluding the net impact of the acquisition and of strengthening foreign currencies, primarily the Euro, net sales decreased 7.2% from the year ended December 31, 2019. The decrease in sales was due to COVID-19 related production slowdowns and shutdowns during the first six months of 2020, which was partially offset by growing demand for the Company’s products and stronger sales in China. The Segment Adjusted EBIT margin was 9.0% in the year ended December 31, 2020, compared to 11.0% in the year ended December 31, 2019. The Segment Adjusted EBIT margin decrease was primarily due to the impact of lower net sales, higher research and development spending and to a lesser extent the impact of the Delphi Technologies acquisition, during the three months ended December 31, 2020.

The Fuel Injection segment's net sales and Segment Adjusted EBIT for the three months December 31, 2020 were $479 million and $39 million, respectively. The Segment Adjusted EBIT margin was 8.1% in the three months ended December 31, 2020. This is a new reporting segment following the acquisition of Delphi Technologies on October 1, 2020.

The Aftermarket segment's net sales and Segment Adjusted EBIT for the three months ended December 31, 2020 were $194 million and $22 million, respectively. The Segment Adjusted EBIT margin was 11.3% in the three months ended December 31, 2020. This is a new reporting segment following the acquisition of Delphi Technologies on October 1, 2020.

Outlook

Our overall outlook for 2021 is positive. The Company expects global industry production to increase year over year due to the negative effects of COVID-19 on 2020 production not recurring in 2021. The Company expects net new business-related sales growth, due to increased penetration of BorgWarner products around the world, to drive a sales increase in line with or greater than the year-over-year increase in industry production. As result, the Company expects increasing revenue in 2021, excluding the impact of foreign currencies and the net impact of acquisitions and divestitures. The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy.

There are several trends that are driving the Company's long-term growth that we expect to continue, including adoption of product offerings for electrified vehicles, increasingly stringent global emissions standards that support demand for the Company’s products driving vehicle efficiency and increased global penetration of all-wheel drive.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of our multi-currency revolving credit agreement. At December 31, 2020, the Company had $1,650 million of cash and cash equivalents, of which $1,088 million of cash and cash equivalents was held by our subsidiaries outside of the United States. Cash and cash equivalents held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions.

The vast majority of cash and cash equivalents held outside the United States is available for repatriation. The Tax Cuts and Jobs Act (the “Tax Act”) reduced the U.S. federal corporate tax rate from 35 percent to 21 percent and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. As of January 1, 2018, funds repatriated from foreign subsidiaries are generally no longer taxable for U.S. federal tax purposes. In light of the treatment of foreign earnings under the Tax Act, the Company recorded a liability for the U.S. federal and applicable state income tax liabilities calculated under the provisions of the deemed repatriation of foreign earnings. A deferred tax liability has been recorded for substantially all estimated legally distributable foreign earnings. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and divestitures and other corporate expenses.

On March 13, 2020, the Company amended its multi-currency revolving credit facility, by increasing the size of the facility from $1.2 billion to $1.5 billion and by extending the maturity until March 13, 2025.

The multi-currency revolving credit agreement automatically increased to $2.0 billion upon the closing of the acquisition of Delphi Technologies on October 1, 2020. Additionally, the agreement allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at December 31, 2020. At December 31, 2020 and 2019, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. The commercial paper program automatically increased to $2.0 billion upon the closing of the acquisition of Delphi Technologies on October 1, 2020. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of December 31, 2020 and 2019.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2.0 billion.

In addition to the credit facility, the Company's universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions.

On February 12, 2020, April 29, 2020, July 29, 2020 and November 11, 2020, the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. These dividends were paid on March 16, 2020, June 15, 2020, September 15, 2020 and December 15, 2020, respectively.

From a credit quality perspective, the Company had a credit rating of BBB+ from both Standard & Poor's and Fitch Ratings and Baa1 from Moody's as of December 31, 2019, with a stable outlook from all rating agencies. On January 28, 2020, the Company entered into the agreement to acquire Delphi Technologies. During 2020, due to the recent business disruptions from COVID-19 and uncertainties surrounding the Delphi Technologies acquisition, Standard & Poor's downgraded the Company's rating from BBB+ with a stable outlook to BBB with a negative outlook. Additionally, Moody's and Fitch adjusted their outlooks from stable to negative but have maintained the Company's credit ratings at Baa1 and BBB+, respectively. None of the Company's debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Year Ended December 31,
(in millions)	2020	2019
OPERATING
Net earnings	$567	$797
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and amortization	568	439
Restructuring expense, net of cash paid	135	30
Stock-based compensation expense	41	42
Asset impairment and loss on divestiture	17	7
Pension settlement loss	4	27
Unrealized gain on equity securities	(382)	—
Deferred income tax provision	123	186
Gain on insurance recovery received for property damages	(9)	—
Tax reform adjustments to provision for income taxes	—	16
Pre-tax gain on derecognition of subsidiary	—	(177)
Other non-cash adjustments	(17)	—
Net earnings adjusted for non-cash charges to operations	1,047	1,367
Retirement plan contributions	(182)	(38)
Derecognition of a subsidiary	—	(172)
Changes in assets and liabilities	319	(149)
Net cash provided by operating activities	$1,184	$1,008

Net cash provided by operating activities was $1,184 million and $1,008 million in the years ended December 31, 2020 and 2019, respectively. The increase for the year ended December 31, 2020 compared with the year ended December 31, 2019 was primarily due to 2019 cash outflows related to the 2019 derecognition of Morse TEC, a former wholly-owned subsidiary of the Company, that held asbestos and certain other liabilities, which included a contribution by the Company to Morse TEC of approximately $172 million. During 2020, there were lower net investments in working capital (excluding working capital acquired in the Delphi Technologies acquisition), partially offset by incremental retirement benefit plan contributions made in December 2020 to the the Delphi Technologies Pension Scheme in the United Kingdom, which is discussed further below.

Investing Activities

	Year Ended December 31,
(in millions)	2020	2019
INVESTING
Capital expenditures, including tooling outlays	$(441)	$(481)
Insurance proceeds received for damage to property, plant and equipment	20	—
Capital expenditures for damage to property, plant and equipment	(20)	—
Payments for investments in equity securities	(2)	(53)
Payments for businesses acquired, net of cash acquired	(449)	(10)
Proceeds from sale of businesses, net of cash divested	—	24
Proceeds from settlement of net investment hedges, net	10	22
Proceeds from asset disposals and other, net	16	9
Net cash used in investing activities	$(866)	$(489)

Net cash used in investing activities was $866 million and $489 million in the years ended December 31, 2020 and 2019, respectively. The increase in the year ended December 31, 2020 compared with the year ended December 31, 2019 was primarily due to cash outflows related to the 2020 acquisition of Delphi Technologies. Capital expenditures, including tooling outlays, were $40 million lower in 2020 primarily due to lower overall spending as a result of the COVID-19 pandemic, partially offset by capital expenditures in the Company’s fourth quarter from the acquisition of Delphi Technologies.

Financing Activities

	Year Ended December 31,
(in millions)	2020	2019
FINANCING
Net increase in notes payable	$8	$—
Additions to debt	1,178	63
Repayments of debt, including current portion	(331)	(204)
Payments for debt issuance cost	(10)	—
Payments for purchase of treasury stock	(216)	(100)
Payments for stock-based compensation items	(13)	(15)
Capital contribution from noncontrolling interest	4	4
Dividends paid to BorgWarner stockholders	(146)	(140)
Dividends paid to noncontrolling stockholders	(37)	(28)
Net cash provided by (used in) financing activities	$437	$(420)

Net cash provided by financing activities was $437 million in the year ended December 31, 2020 and net cash used in financing activities was $420 million in the year ended December 31, 2019. This increase was primarily driven by the Company’s issuance of $1.1 billion in 2.650% senior notes, partially offset by the repayment of the $250 million in 4.625% senior notes and higher share repurchases.

Contractual Obligations

The Company's significant contractual obligations at December 31, 2020 are as follows:

(in millions)	Total	2021	2022-2023	2024-2025	After 2025
Other postretirement employee benefits, excluding pensions (a)	$53	$8	$15	$11	$19
Defined benefit pension plans (b)	102	6	17	19	60
Notes payable and long-term debt	3,698	49	618	1,305	1,726
Projected interest payments	1,066	128	243	211	484
Non-cancelable leases	254	53	73	49	79
Capital spending obligations	182	182	—	—	—
Total	$5,355	$426	$966	$1,595	$2,368
________________
(a)Other postretirement employee benefits, excluding pensions, include anticipated future payments to cover retiree medical and life insurance benefits. Amount contained in “More than 5 years” column includes estimated payments through 2030. Refer to Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of this report for disclosures related to the Company’s other postretirement employee benefits.
(b)Since the timing and amount of payments for funded defined benefit pension plans are usually not certain for future years such potential payments are not shown in this table. Amount contained in “More than 5 years” column is for unfunded plans and includes estimated payments through 2030. Refer to Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of this report for disclosures related to the Company’s pension benefits.

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

Pension and Other Postretirement Employee Benefits

The Company's policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2020, all legal funding requirements had been met. The Company contributed $174 million, $26 million and $26 million to its defined benefit pension plans in the years ended December 31, 2020, 2019 and 2018, respectively. On October 1, 2020, as a result of the acquisition of Delphi Technologies, the Company assumed all of the retirement-related liabilities of Delphi Technologies, the most significant of which is the Delphi Technologies Pension Scheme (the “Scheme”) in the United Kingdom. On December 12, 2020, the Company entered into a Heads of Terms Agreement (the “Agreement”) with the Trustees of the Scheme related to the future funding of the Scheme. Under the Agreement, the Company eliminated the prior schedule of contributions between Delphi Technologies and the Scheme in exchange for a $137 million (£100 million) one-time contribution into the Scheme Plan by December 31, 2020, which was paid on December 15, 2020. The Agreement also contained other provisions regarding the implementation of a revised asset investment strategy as well as a funding progress test that will be performed every three years to determine if additional contributions need to be made into the Scheme by the Company. At this time, the Company anticipates that no additional contributions will be made into the Scheme until 2026 at the earliest.

The Company expects to contribute a total of $20 million to $30 million into its defined benefit pension plans during 2021. Of the $20 million to $30 million in projected 2021 contributions, $6 million are contractually obligated, while any remaining payments would be discretionary.

The funded status of all pension plans was a net unfunded position of $501 million and $212 million at December 31, 2020 and 2019, respectively. Of these amounts, $139 million and $107 million at December 31, 2020 and 2019, respectively, were related to plans in Germany, where there is no tax deduction allowed under the applicable regulations to fund the plans; hence, the common practice is to make contributions as benefit payments become due. Additionally, $186 million of the net unfunded position at December 31, 2020 relates to the acquired Delphi Technologies Pension Scheme in the United Kingdom, which includes the $137 million contribution as discussed above.

Other postretirement employee benefits primarily consist of postretirement health care benefits for certain employees and retirees of the Company's U.S. operations. The Company funds these benefits as retiree claims are incurred. Other postretirement employee benefits had an unfunded status of $65 million and $81 million at December 31, 2020 and 2019, respectively.

The Company believes it will be able to fund the requirements of these plans through cash generated from operations or other available sources of financing for the foreseeable future.

Refer to Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of this report for more information regarding costs and assumptions for employee retirement benefits.

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

Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements in Item 8 of this report for further details and information respecting the Company’s environmental liability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Business combinations The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact the determination of future operating results. The Company uses a variety of information sources to determine the value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; and actuaries for defined benefit retirement plans. Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, the Company utilizes a method that is consistent with the manner in which the amount of goodwill in a business combination is determined. Costs related to the acquisition of a business are expensed as incurred.

The Company estimates the fair value of acquired customer relationships using the multi-period excess earnings method. Value is estimated as the present value of the benefits anticipated from ownership of the asset, in excess of the returns required on the investment in contributory assets which are necessary to realize those benefits. The intangible asset’s estimated earnings are determined as the residual earnings after quantifying estimated earnings from contributory assets. Assumptions used in these calculations are considered from a market participant perspective and include revenue growth rates, estimated earnings, contributory asset charges, customer attrition and discount rates.

The Company estimates the fair value of trade names and developed technology using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. Assumed royalty rates are applied to projected revenue for the remaining useful lives of the assets to estimate the royalty savings. Assumptions in the determination of the fair value of the developed technology included revenue growth rates, royalty rates, obsolescence factors and discount rates. Assumptions used in the determination of the fair value of the trade name included the revenue growth rates, the royalty rate and discount rate.

While the Company uses its best estimates and assumptions, fair value estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the consolidated statement of earnings.

Future changes in the judgments, assumptions and estimates that are used in our acquisition valuations and intangible asset and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

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

Goodwill and other indefinite-lived intangible assets During the fourth quarter of each year, the Company qualitatively assesses its goodwill assigned to each of its reporting units. This qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or divestiture activity or to refresh the fair values, the Company performs a quantitative, “step one,” goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

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

During the fourth quarter of 2020, the Company performed an analysis on each reporting unit. Following the acquisition of Delphi Technologies and the resulting reorganization of the business, the Company elected to perform quantitative, “step one,” goodwill impairment analyses for certain reporting units to refresh their respective fair values. This requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of this goodwill impairment analysis is the Company’s annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five-year projection of future cash flows based on actual new products and customer commitments. Because the projections are estimated over a significant future period of time, those estimates and assumptions are subject to uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company’s facts and circumstances.

The Company believes the assumptions and estimates used to determine the estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s 2020 goodwill quantitative, “step one,” impairment review are as follows:

•Discount rate: the Company used a 11.7% weighted average cost of capital (“WACC”) as the discount rate for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•Operating income margin: the Company used historical and expected operating income margins, which may vary based on the projections of the reporting unit being evaluated.

•Revenue growth rate: the Company used a global automotive market industry growth rate forecast adjusted to estimate its own market participation for product lines.

In addition to the above primary assumptions, the Company notes the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow models:

•The automotive industry is cyclical, and the Company's results of operations would be adversely affected by industry downturns.
•The Company is dependent on market segments that use our key products and would be affected by decreasing demand in those segments.
•The Company is subject to risks related to international operations.

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2020 indicated the Company’s goodwill assigned to the respective reporting units was not impaired. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

Refer to Note 12, “Goodwill And Other Intangibles,” to the Consolidated Financial Statements in Item 8 of this report for more information regarding goodwill.

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

	Year Ended December 31,
(in millions)	2020	2019
Net sales	$10,165	$10,168
Warranty provision	$105	$72
Warranty provision as a percentage of net sales	1.0%	0.7%

The following table illustrates the sensitivity of a 25 basis-point change (as a percentage of net sales) in the assumed warranty trend on the Company's accrued warranty liability:

	December 31,
(in millions)	2020	2019
25 basis point decrease (income)/expense	$(25)	$(25)
25 basis point increase (income)/expense	$25	$25

At December 31, 2020, the total accrued warranty liability was $253 million. The accrual is represented as $164 million in current liabilities and $89 million in non-current liabilities on our Consolidated Balance Sheet.

Refer to Note 13, “Product Warranty,” to the Consolidated Financial Statements in Item 8 of this report for more information regarding product warranties.

Pension and other postretirement defined benefits The Company provides postretirement defined benefits to a number of its current and former employees. Costs associated with postretirement defined benefits include pension and postretirement health care expenses for employees, retirees and surviving spouses and dependents.

The Company’s defined benefit pension and other postretirement plans are accounted for in accordance with ASC Topic 715. The determination of the Company’s obligation and expense for its pension and other postretirement employee benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain assumptions, including the expected long-term rate of return on plan assets, discount rate, rates of increase in compensation and health care costs trends are described in Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of this report. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with GAAP.

In accordance with GAAP, actual results that differ from assumptions used are accumulated and generally amortized over future periods. The primary assumptions affecting the Company’s accounting for employee benefits under ASC Topics 712 and 715 as of December 31, 2020 are as follows:

•Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans’ invested assets. In determining its pension expense for the year ended December 31, 2020, the Company used long-term rates of return on plan assets ranging from 1.5% to 7.7% outside of the U.S. and 6.0% in the U.S.

Actual returns on U.S. pension assets were 9.3% and 18.0% for the years ended December 31, 2020 and 2019, respectively, compared to the expected rate of return assumption of 6.0% for the same years ended.

Actual returns on U.K. pension assets were 4.0% and 9.5% for the years ended December 31, 2020 and 2019, respectively, compared to the expected rate of return assumption of 4.0% for the year ended December 31, 2020 and 5% for the year ended in 2019.

Actual returns on German pension assets were 4.3% and 21.0% for the years ended December 31, 2020 and 2019, respectively, compared to the expected rate of return assumption of 6.0% for the same years ended.

•Discount rate: The discount rate is used to calculate pension and other postretirement employee benefit (“OPEB”) obligations. In determining the discount rate, the Company utilizes a full-yield approach in the estimation of service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company used discount rates ranging from 0.48% to 12.50% to determine its pension and other benefit obligations as of December 31, 2020, including weighted average discount rates of 2.31% in the U.S., 1.44% outside of the U.S. (including 1.39% in the U.K.) and 1.93% for U.S. other postretirement health care plans. The U.S. and U.K. discount rates reflect the fact that the U.S. and U.K. pension plans have been closed for new participants.

•Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company-specific historical trends for health care cost to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postretirement employee health care plans as of December 31, 2020, the Company used health care cost trend rates of 6.50%, declining to an ultimate trend rate of 4.75% by the year 2025.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and OPEB and its future expense.

The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2021 pre-tax pension expense:

(in millions)	Impact on U.S. 2021 pre-tax pension (expense)/income	Impact on Non-U.S. 2021 pre-tax pension (expense)/income
25 basis point decrease in discount rate	$—	$(1)
25 basis point increase in discount rate	$—	$1
25 basis point decrease in expected return on assets	$—	$5
25 basis point increase in expected return on assets	$—	$(5)

The following table illustrates the sensitivity to a change in discount rate for Company sponsored U.S. and non-U.S. pension plans on its pension obligations:

(in millions)	Impact on U.S. PBO	Impact on Non-U.S. PBO
25 basis point decrease in discount rate	$5	$124
25 basis point increase in discount rate	$(5)	$(115)

The sensitivity to a change in the discount rate assumption related to the Company’s total 2021 U.S. OPEB expense is expected to be negligible, as any increase in interest expense will be offset by net actuarial gains.

The following table illustrates the sensitivity to a 25 basis-point change in the assumed health care cost trend related to the Company's OPEB obligation and service and interest cost:

	25 Basis Point
(in millions)	Increase	Decrease
Effect on other postretirement employee benefit obligation	$1	$(1)
Effect on total service and interest cost components	$(1)	$1

Refer to Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of this report for more information regarding the Company’s retirement benefit plans.

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

Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this report for more information regarding income taxes.

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

We have established policies and procedures to manage sensitivity to interest rate, foreign currency exchange rate and commodity purchase price risk, which include monitoring the level of exposure to each market risk. For quantitative disclosures about market risk, refer to Note 17, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this report for information with respect to interest rate risk and foreign currency exchange rate risk and commodity purchase price risk.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At December 31, 2020, all of the Company’s long-term debt had fixed interest rates.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company's most significant currency exposures relate to the Brazil Real, Chinese Renminbi, Euro, Hungarian Forint, Japanese Yen, Korean Won, Mexican Peso and Swedish Krona. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts, cross-currency swaps and foreign currency denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of December 31, 2020 and 2019, the Company recorded a deferred loss of $204 million and a deferred gain of $4 million, respectively, both before taxes, for net investment hedges within accumulated other comprehensive income (loss).

The foreign currency translation adjustments during the years ended December 31, 2020 and 2019 are shown in the following table, which provides the percentage change in U.S. dollar against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	December 31, 2020
Chinese renminbi	7%	$124
Euro	9%	$36
Korean won	7%	$51
Brazilian real	(23)%	$(14)
Swedish krona	14%	$(8)

(in millions, except for percentages)	December 31, 2019
Euro	(2)%	$(18)
Chinese renminbi	(1)%	$(17)
Swedish krona	(6)%	$(15)

Commodity Price Risk

Commodity price risk is the possibility that we will incur economic losses due to adverse changes in the cost of raw materials used in the production of our products. Commodity forward and option contracts are executed to offset our exposure to potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2020 and 2019, the Company had no material outstanding commodity swap contracts. The related fair value of these swaps was immaterial.

Disclosure Regarding Forward-Looking Statements

The matters discussed in this Item 7 include forward looking statements. See “Forward Looking Statements” at the beginning of this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative information regarding market risk, refer to the discussion in Item 7 of this report under the caption “Quantitative and Qualitative Disclosures about Market Risk.”

For information regarding interest rate risk, foreign currency exchange risk and commodity price risk, refer to Note 17, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this report. For information regarding the levels of indebtedness subject to interest rate fluctuation, refer to Note 14, “Notes Payable And Debt,” to the Consolidated Financial Statements in Item 8 of this report. For information regarding the level of business outside the United States, which is subject to foreign currency exchange rate market risk, refer to Note 24, “Reporting Segments And Related Information,” to the Consolidated Financial Statements in Item 8 of this report.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BorgWarner Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BorgWarner Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Delphi Technologies PLC from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination on October 1, 2020. We have also excluded Delphi Technologies PLC from our audit of internal control over financial reporting. Delphi Technologies PLC is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 27% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets Related to the Acquisition of Delphi Technologies PLC - Customer Relationships, Developed Technology and Trade Name

As described in Note 2 to the consolidated financial statements, on October 1, 2020, the Company completed the acquisition of 100% of the outstanding ordinary shares of Delphi Technologies PLC “Delphi Technologies,” which resulted in $760 million of intangible assets being recorded. Those intangible assets were comprised of customer relationships of $380 million, developed technology of $270 million and trade name of $110 million. Fair values of the customer relationship intangible assets were estimated by management using the multi-period excess earnings method and fair values of the developed technology and the trade name intangible assets were estimated using the relief from royalty method. Management’s determination of the fair value of the customer relationships acquired included significant assumptions related to revenue growth rates, estimated earnings, contributory asset charges, customer attrition and discount rates. Management’s determination of the fair value of the developed technology included significant assumptions related to revenue growth rates, royalty rates, obsolescence factors and discount rates. Management’s determination of the fair value of the trade name included significant assumptions related to revenue growth rates, the royalty rate and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets acquired in the Delphi Technologies acquisition is a critical audit matter are the significant judgment by management when determining the valuation of intangible assets related to the valuation of customer relationships, developed technology and trade name assets, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures relating to management’s significant assumptions related to the revenue growth rates, estimated earnings, contributory asset charges, customer attrition, royalty rates, obsolescence factors, and discount rates. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships, developed technology and trade name intangible assets. These procedures also included, among others (i) reading the purchase agreement; (ii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods; (iii) evaluating the reasonableness of management’s assumptions relating to the revenue growth rates, estimated earnings, contributory asset charges, customer attrition, royalty rates, obsolescence factors, and discount rates used in the methods; and (iv) testing the completeness and accuracy of underlying data used in the methods. Evaluating the assumptions related to the revenue growth rates and estimated earnings involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s multi-period excess earnings and relief from royalty methods as well as assumptions related to customer attrition, contributory asset charges, royalty rates, obsolescence factors, and discount rates.

Income Taxes - Worldwide Provision for Income Taxes

As described in Notes 1 and 7 to the consolidated financial statements, the Company recorded income taxes from continuing operations of $397 million for the year ended December 31, 2020. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits. As disclosed by management, accounting for income taxes is complex, in part because the Company conducts business globally and therefore files income tax returns in numerous tax jurisdictions. The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for unrecognized tax benefits are established when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The determination of accruals for unrecognized tax benefits includes the application of complex tax laws in a multitude of jurisdictions across the Company’s global operations.

The principal considerations for our determination that performing procedures relating to management’s worldwide provision for income taxes is a critical audit matter are the significant judgment by management when developing the worldwide provision for income taxes, including the accruals for unrecognized tax benefits, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s worldwide provision for income taxes. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

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
February 22, 2021

We have served as the Company’s auditor since 2008.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share amounts)	2020	2019
ASSETS
Cash and cash equivalents	$1,650	$832
Receivables, net	2,919	1,921
Inventories, net	1,286	807
Prepayments and other current assets	312	276
Total current assets	6,167	3,836

Property, plant and equipment, net	4,591	2,925
Investments and other long-term receivables	820	318
Goodwill	2,627	1,842
Other intangible assets, net	1,096	402
Other non-current assets	728	379
Total assets	$16,029	$9,702

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$49	$286
Accounts payable	2,352	1,325
Other current liabilities	1,409	718
Total current liabilities	3,810	2,329

Long-term debt	3,738	1,674

Retirement-related liabilities	576	306
Other non-current liabilities	1,181	549

Commitments and contingencies

Capital stock:
Preferred stock, $0.01 par value; authorized shares: 5,000,000; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized shares: 390,000,000; issued shares: (2020 - 283,575,876; 2019 - 246,387,057); outstanding shares: (2020 - 238,930,703; 2019 - 206,407,543)	3	3
Non-voting common stock, $0.01 par value; authorized shares: 25,000,000; none issued and outstanding	—	—
Capital in excess of par value	2,614	1,145
Retained earnings	6,296	5,942
Accumulated other comprehensive loss	(651)	(727)
Common stock held in treasury, at cost: (2020 - 44,645,173 shares; 2019 - 39,979,514 shares)	(1,834)	(1,657)
Total BorgWarner Inc. stockholders’ equity	6,428	4,706
Noncontrolling interest	296	138
Total equity	6,724	4,844
Total liabilities and equity	$16,029	$9,702
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Net sales	$10,165	$10,168	$10,530
Cost of sales	8,255	8,067	8,300
Gross profit	1,910	2,101	2,230

Selling, general and administrative expenses	951	873	946
Other operating expense (income), net	341	(75)	94
Operating income	618	1,303	1,190

Equity in affiliates’ earnings, net of tax	(18)	(32)	(49)
Unrealized gain on equity securities	(382)	—	—
Interest income	(12)	(12)	(6)
Interest expense	73	55	59
Other postretirement (income) expense	(7)	27	(10)
Earnings before income taxes and noncontrolling interest	964	1,265	1,196

Provision for income taxes	397	468	211
Net earnings	567	797	985

Net earnings attributable to the noncontrolling interest, net of tax	67	51	54
Net earnings attributable to BorgWarner Inc.	$500	$746	$931

Earnings per share attributable to BorgWarner Inc. — basic	$2.35	$3.63	$4.47

Earnings per share attributable to BorgWarner Inc. — diluted	$2.34	$3.61	$4.44

Weighted average shares outstanding:
Basic	213.0	205.7	208.2
Diluted	214.0	206.8	209.5
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2020	2019	2018
Net earnings attributable to BorgWarner Inc.	$500	$746	$931

Other comprehensive income (loss)
Foreign currency translation adjustments*	176	(55)	(148)
Hedge instruments*	—	—	2
Defined benefit postretirement plans*	(100)	4	(23)
Other*	—	(2)	(1)
Total other comprehensive income (loss) attributable to BorgWarner Inc.	76	(53)	(170)

Comprehensive income attributable to BorgWarner Inc.*	576	693	761

Net earnings attributable to noncontrolling interest, net of tax	67	51	54
Other comprehensive income (loss) attributable to the noncontrolling interest*	20	(2)	(8)
Comprehensive income	$663	$742	$807
____________________________________
*    Net of income taxes.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2020	2019	2018
OPERATING
Net cash provided by operating activities (see Note 25)	$1,184	$1,008	$1,126
INVESTING
Capital expenditures, including tooling outlays	(441)	(481)	(546)
Insurance proceeds received for damage to property, plant and equipment	20	—	—
Capital expenditures for damage to property, plant and equipment	(20)	—	—
Payments for investments in equity securities	(2)	(53)	(6)
Payments for businesses acquired, net of cash acquired	(449)	(10)	—
Proceeds from sale of businesses, net of cash divested	—	24	—
Proceeds from settlement of net investment hedges, net	10	22	2
Proceeds from asset disposals and other, net	16	9	36
Net cash used in investing activities	(866)	(489)	(514)
FINANCING
Net increase (decrease) in notes payable	8	—	(34)
Additions to debt	1,178	63	59
Repayments of debt, including current portion	(331)	(204)	(66)
Payments for debt issuance cost	(10)	—	—
Payments for purchase of treasury stock	(216)	(100)	(150)
Payments for stock-based compensation items	(13)	(15)	(15)
Capital contribution from noncontrolling interest	4	4	—
Dividends paid to BorgWarner stockholders	(146)	(140)	(142)
Dividends paid to noncontrolling stockholders	(37)	(28)	(35)
Net cash provided by (used in) financing activities	437	(420)	(383)
Effect of exchange rate changes on cash	63	(6)	(35)
Net increase in cash and cash equivalents	818	93	194
Cash and cash equivalents at beginning of year	832	739	545
Cash and cash equivalents at end of year	$1,650	$832	$739

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Number of shares		BorgWarner Inc. stockholder's equity
(in millions, except share data)	Issued common stock	Common stock held in treasury	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, January 1, 2018	246,387,057	(35,574,264)	$3	$1,118	$(1,445)	$4,531	$(490)	$109
Adoption of accounting standards	—	—	—	—	—	16	(14)	—
Dividends declared ($0.68 per share) *	—	—	—	—	—	(142)	—	(36)
Net issuance for executive stock plan	—	154,642	—	18	4	—	—	—
Net issuance of restricted stock	—	284,946	—	10	6	—	—	—
Purchase of treasury stock	—	(3,037,447)	—	—	(150)	—	—	—
Net earnings	—	—	—	—	—	931	—	54
Other comprehensive loss	—	—	—	—	—	—	(170)	(8)
Balance, December 31, 2018	246,387,057	(38,172,123)	$3	$1,146	$(1,585)	$5,336	$(674)	$119
Dividends declared ($0.68 per share) *	—	—	—	—	—	(140)	—	(34)
Noncontrolling interest contributions	—	—	—	—	—	—	—	4
Net issuance for executive stock plan	—	199,135	—	—	7	—	—	—
Net issuance of restricted stock	—	571,996	—	(1)	21	—	—	—
Purchase of treasury stock	—	(2,578,522)	—	—	(100)	—	—	—
Net earnings	—	—	—	—	—	746	—	51
Other comprehensive loss	—	—	—	—	—	—	(53)	(2)
Balance, December 31, 2019	246,387,057	(39,979,514)	$3	$1,145	$(1,657)	$5,942	$(727)	$138
Dividends declared ($0.68 per share) *	—	—	—	—	—	(146)	—	(22)
Noncontrolling interest contributions	—	—	—	—	—	—	—	4
Acquisition of Delphi Technologies	37,188,819	197,811	—	1,477	—	—	—	89
Net issuance for executive stock plan	—	297,108	—	(8)	12	—	—	—
Net issuance of restricted stock	—	595,052	—	—	27	—	—	—
Purchase of treasury stock	—	(5,755,630)	—	—	(216)	—	—	—
Net earnings	—	—	—	—	—	500	—	67
Other comprehensive income	—	—	—	—	—	—	76	20
Balance, December 31, 2020	283,575,876	(44,645,173)	$3	$2,614	$(1,834)	$6,296	$(651)	$296
 ____________________________________
*    The dividends declared relate to BorgWarner common stock.

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION

BorgWarner Inc. (together with it Consolidated Subsidiaries, the “Company”) is a Delaware corporation incorporated in 1987. We are a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles. Our products help improve vehicle performance, propulsion efficiency, stability and air quality. We manufacture and sell these products worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles (“SUVs”), vans and light trucks). The Company's products are also sold to OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell our products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, the Americas and Asia and is an original equipment supplier to nearly every major automotive OEM in the world.

COVID-19 Pandemic Update

A novel strain of COVID-19/coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019 and was subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has surfaced in nearly all regions around the world and has resulted, at times, in travel restrictions, closing of borders and business slowdowns or shutdowns in affected areas. Many OEMs temporarily suspended certain manufacturing operations, particularly in North America and Europe, due to market conditions and matters associated with COVID-19. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which adversely impact the access to capital and increase the cost of capital.

In response to the outbreak and business disruption, we, first and foremost, prioritized the health and safety of our employees. As a global manufacturer, we have responded to shelter-in-place and similar government orders in various locations around the world, including throughout the United States and Europe. Additionally, our employees must respond to self-isolation and quarantine orders based on circumstances in their local communities, which continues to impact our facilities. The reopening procedures related to COVID-19 led to a number of employee safety measures upon reopening to contain the spread, including domestic and international travel restrictions, work-from-home practices, extensive cleaning protocols, social distancing guidelines, requirement for employees to wear masks and various temporary closures of or reduced operations at our manufacturing and assembly facilities.

Because of the impacts COVID-19 had on the Company's operations, primarily in the second quarter of 2020, the Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, its allowance for credit losses, the carrying value of the Company's goodwill, intangible assets, and other long-lived assets and valuation allowances on deferred tax assets with the information reasonably available to the Company and the unknown future impacts of COVID-19. As a result of these assessments, there were no impairments or material increases in credit allowances or valuation allowances that impacted the Company's Consolidated Financial Statements. While production levels increased in the third and fourth quarters and revenue and profitability improved, there is no guarantee that COVID-19 will not require additional assessments in the future and these assessments would not result in material impacts to the Consolidated Financial Statements in future reporting periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following paragraphs briefly describe the Company's significant accounting policies.

Basis of presentation Certain prior period amounts have been reclassified to conform to current period presentation. On October 1, 2020, the Company completed its acquisition of Delphi Technologies PLC (“Delphi Technologies”). Accordingly, the Company’s Consolidated Financial Statements reflect the results of Delphi Technologies following the date of acquisition. Refer to Note 2, “Acquisitions,” to the Consolidated Financial Statements for more information.

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

Principles of consolidation The Consolidated Financial Statements include all majority-owned subsidiaries with a controlling financial interest. All inter-company balances and transactions have been eliminated in consolidation.

Joint ventures and equity securities The Company has investments in three joint ventures: NSK-Warner K.K., Turbo Energy Private Limited and Delphi-TVS Diesel Systems Ltd of which the Company owns 50%, 32.6% and 52.5%, respectively. These joint ventures are non-controlled affiliates which the Company exercises significant influence but does not have a controlling financial interest and therefore are accounted for under the equity method. Generally, under the equity method, the Company’s original investment in these joint ventures are recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses. The Company monitors its equity method investments for indicators of other-than-temporary declines in fair value on an ongoing basis. If such a decline has occurred, an impairment charge is recorded, which is measured as the difference between the carrying value and the estimated fair value. The Company’s investment in these non-controlled affiliates is included within Investments and other long-term receivables in the Consolidated Balance Sheet. The Company’s share of equity in income or losses is included in Equity in affiliates’ earnings, net of tax in the Consolidated Statements of Operations.

The Company also has certain investments for which it does not have the ability to exercise significant influence (generally when ownership interest is less than 20%). The Company’s investment in these equity securities is included within Investments and other long-term receivables in the Consolidated Balance Sheet. Refer to Note 10, “Other Current And Non-Current Assets,” to the Consolidated Financial Statements for more information.

Interests in privately-held companies that do not have readily determinable fair values, are accounted for using the measurement alternative under ASC Topic 321, which includes monitoring on an ongoing basis for indicators of impairments or upward adjustments. These equity securities are measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. If the Company determines that an indicator of impairment or upward adjustment is present, an adjustment is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach on discounted cash flows or negotiated transaction values.

Equity securities that have readily determinable fair values are measured at fair value with changes in fair value recorded in Unrealized gain on equity securities in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business combinations In accordance with ASC Topic 805, “Business Combinations,” acquisitions are recorded using the acquisition method of accounting. The Company includes the operating results of acquired entities from their respective dates of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest as of the acquisition date fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized as goodwill. Costs incurred as a result of a business combination other than costs related to the issuance of debt or equity securities are recorded in the period the costs are incurred. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to assets acquired and liabilities assumed with the corresponding offset to goodwill.

Revenue recognition Revenue is recognized when performance obligations under the terms of a contract are satisfied, which generally occurs with the transfer of control of our products. For most of our products, transfer of control occurs upon shipment or delivery; however, a limited number of our customer arrangements for our highly customized products with no alternative use provide us with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. Revenue is measured at the amount of consideration we expect to receive in exchange for transferring the goods. Although the Company may enter into long-term supply arrangements with its major customers, the prices and volumes are not fixed over the life of the arrangements, and a contract does not exist for purposes of applying ASC Topic 606, “Revenue from Contracts with Customers,” until volumes are contractually known.

Sales incentives and allowances (including returns) are recognized as a reduction to revenue at the time of the related sale. The Company estimates the allowances based on an analysis of historical experience. Taxes assessed by a governmental authority collected by the Company concurrent with a specific revenue-producing transaction are excluded from net sales. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. The Company has elected to apply the accounting policy election available under ASC Topic 606 and accounts for shipping and handling activities as a fulfillment cost.

The Company has a limited number of arrangements with customers where the price paid by the customer is dependent on the volume of product purchased over the term of the arrangement. In other arrangements, the Company will provide a rebate to customers based on the volume of products purchased during the course of the arrangement. The Company estimates the volumes to be sold over the term of the arrangement and recognizes revenue based on the estimated amount of consideration to be received from these arrangements.

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

Refer to Note 3, “Revenue From Contracts With Customers,” to the Consolidated Financial Statements for more information.

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

Receivables, net Accounts receivable are stated at cost less an allowance for credit losses. An allowance for credit losses is recorded for amounts that may become uncollectible in the future. The allowance for credit losses is an estimate based on expected losses, current economic and market conditions, and a review of the current status of each customer’s accounts receivable.

Sales of receivables are accounted for in accordance with the ASC Topic 860, Transfers and Servicing (“ASC 860”). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred to a third party without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. The expenses associated with receivables factoring are recorded in the consolidated statements of operations within interest expense. Refer to Note 8, “Receivables, Net,” to the Consolidated Financial Statements for more information.

Inventories, net The majority of inventory is measured using first-in, first-out (“FIFO”) or average-cost methods at the lower of cost or net realizable value, with the exception of certain U.S. inventories that are determined using the last-in, first-out (“LIFO”) method at the lower of cost or market. Inventory held by U.S. operations using the LIFO method was $186 million and $193 million at December 31, 2020 and 2019, respectively. Such inventories, if valued at current cost instead of LIFO, would have been greater by $15 million and $15 million at December 31, 2020 and 2019, respectively. Refer to Note 9, “Inventories, net,” to the Consolidated Financial Statements for more information.

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

Property, plant and equipment, net Property, plant and equipment is valued at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is generally computed on a straight-line basis over the estimated useful lives of the assets. Useful lives for buildings range from 15 to 40 years and useful lives for machinery and equipment range from three to 12 years. For income tax purposes, accelerated methods of depreciation are generally used. Refer to Note 11, “Property, Plant And Equipment, Net,” to the Consolidated Financial Statements for more information.

Impairment of long-lived assets, including definite-lived intangible assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Goodwill and other intangible assets During the fourth quarter of each year, the Company qualitatively assesses its goodwill assigned to each of its reporting units. This qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or divestiture activity or to refresh the fair values, the Company performs a quantitative, “step one,” goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred.

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

Refer to Note 12, “Goodwill And Other Intangibles,” to the Consolidated Financial Statements for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Product warranties The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and non-current liabilities in the Consolidated Balance Sheets.

Refer to Note 13, “Product Warranty,” to the Consolidated Financial Statements for more information.

Other loss accruals and valuation allowances The Company has numerous other loss exposures, such as customer claims, workers' compensation claims, litigation and recoverability of certain other assets. Establishing loss accruals or valuation allowances for these matters requires the use of estimates and judgment in regard to the risk exposure and ultimate realization. The Company estimates losses under the programs using consistent and appropriate methods; however, changes to its assumptions could materially affect the recorded accrued liabilities for loss or asset valuation allowances.

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

Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements for more information.

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

Refer to Note 17, “Financial Instruments,” to the Consolidated Financial Statements for more information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Refer to Note 20, “Accumulated Other Comprehensive Loss,” to the Consolidated Financial Statements for more information.

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

Refer to Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements for more information.

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

Refer to Note 4, “Restructuring,” to the Consolidated Financial Statements for more information.

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

Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
New Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-4, “Reference Rate Reform (Topic 848).” It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. These optional expedients and exceptions allow a company to choose not to apply certain modification accounting requirements under GAAP to contracts affected by reference rate reform. A company that makes this election would present and account for a modified contract as a continuation of the existing contract. It also enables a company to continue to apply hedge accounting for hedging relationships in which the critical terms change due to rate reform. This guidance was effective March 12, 2020 and provides relief to contract modifications through December 31, 2022. The Company adopted this guidance on March 12, 2020, and there was no impact to the Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” It requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance (Subtopic 350-40). This guidance was effective for interim and annual periods beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2020, and the impact on its Consolidated Financial Statements was immaterial.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” It removes disclosure requirements on fair value measurements including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. It also amends and clarifies certain disclosures and adds new disclosure requirements including the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This guidance was effective for interim and annual periods beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2020, and there was no impact to the Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” It replaces the current incurred loss impairment method with a new method that reflects expected credit losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. This guidance was effective for annual periods beginning after December 15, 2019. The Company adopted this guidance as of January 1, 2020, and the impact on its Consolidated Financial Statements was immaterial.

Accounting Standards Not Yet Adopted

In January 2020, the FASB issued ASU No. 2020-1, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” It clarifies the interaction among the accounting for equity securities, equity method investments, and certain derivative instruments. Specifically, for the purposes of applying the ASC Topic 321 measurement alternative, a company should consider observable transactions immediately before applying or upon discontinuing the equity method. Additionally, when determining the accounting for certain forward contracts and purchased options entered into to purchase securities, a company should not consider if the underlying securities would be accounted for under the equity method (ASC Topic 323) or fair value option (ASC Topic 825). This guidance is effective for interim and annual periods beginning after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 15, 2020, and early adoption is permitted. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” It removes certain exceptions to the general principles in ASC Topic 740 and improves consistent application of and simplifies GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20).” It (i) requires the removal of disclosures that are no longer considered cost beneficial; (ii) clarifies specific requirements of certain disclosures; and (iii) adds new disclosure requirements, including the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and reasons for significant gains and losses related to changes in the benefit obligation. This guidance is effective for annual periods beginning after December 15, 2020, and early adoption is permitted. The Company does not expect this guidance to have a material impact, and it will reflect the revised disclosures in the Consolidated Financial Statements upon adoption.

NOTE 2    ACQUISITIONS

Delphi Technologies PLC

On October 1, 2020, the Company completed its acquisition of 100% of the outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”) from the shareholders of Delphi Technologies pursuant to the terms of the Transaction Agreement, dated January 28, 2020, as amended on May 6, 2020, by and between the Company and Delphi Technologies (the “Transaction Agreement”). Pursuant to the terms of the Transaction Agreement, the Company issued, in exchange for each Delphi Technologies share, 0.4307 of a share of common stock of the Company, par value $0.01 per share and cash in lieu of any fractional share. In the aggregate, the Company delivered consideration of approximately $2.4 billion. The acquisition is expected to strengthen the Company’s electronics and power electronics products, capabilities and scale, position the Company for greater growth as electrified propulsion systems gain momentum and enhance key combustion, commercial vehicle and aftermarket product offerings. Upon closing, the Company also assumed approximately $800 million in senior notes as discussed in Note 14, “Notes Payable And Debt,” to the Consolidated Financial Statements.

The following table summarizes the purchase price:

(in millions, except for share data)
BorgWarner common stock issued for purchase of Delphi Technologies	37,188,819
BorgWarner share price at October 1, 2020	$39.54
Fair value of stock consideration	$1,470
Stock compensation consideration	7
Total stock consideration	$1,477
Cash consideration	18
Repayment of Delphi Technologies’ debt	896
Total consideration	$2,391

The purchase price was allocated on a preliminary basis as of October 1, 2020. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. The Company is in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the process of finalizing all purchase accounting adjustments related to the Delphi Technologies acquisition. Certain estimated values for the acquisition, including goodwill, intangible assets and deferred taxes are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

(in millions)	As of October 1, 2020
ASSETS
Cash and cash equivalents	$460
Receivables, net	901
Inventories, net*	398
Prepayments and other current assets	77
Property, plant and equipment, net	1,548
Investments and other long-term receivables	103
Goodwill	710
Other intangible assets, net	760
Other non-current assets	359
Total assets acquired	5,316
LIABILITIES
Notes payable and other short-term debt	2
Accounts payable	692
Other current liabilities	609
Long-term debt	934
Other non-current liabilities:
Retirement-related	313
Other	286
Total liabilities assumed	2,836
Noncontrolling interests	89
Net assets and noncontrolling interests acquired	$2,391
________________
*During the three months ended December 31, 2020, the Company incurred $27 million of expense related to the amortization of the inventory fair value adjustment.

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. At the acquisition date, goodwill of $710 million was allocated across the segments, as noted in the table below. The goodwill consists of the Company’s expected future economic benefits that will arise from expected future product sales and operational synergies from combining Delphi Technologies with its existing business and is not deductible for tax purposes.

(in millions)	As of October 1, 2020
Air Management	$151
e-Propulsion & Drivetrain	272
Fuel Injection	—
Aftermarket	287
Total acquisition date goodwill	$710

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The valuation of intangible assets was determined using an income approach methodology. The fair values of the customer relationship intangible assets were estimated using the multi-period excess earnings method. Assumptions used in these calculations were considered from a market participant perspective and include revenue growth rates, estimated earnings, contributory asset charges, customer attrition and discount rates.

The fair values of the developed technology and trade name intangible assets were estimated utilizing the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. Assumed royalty rates are applied to projected revenue for the remaining useful lives of the assets to estimate the royalty savings. Assumptions used in the determination of the fair value of the developed technology included revenue growth rates, royalty rates, obsolescence factors and discount rates. Assumptions used in the determination of the fair value of the trade name included the revenue growth rates, the royalty rate and discount rate. The following table summarizes the other intangible assets acquired:

(in millions)	Estimated Life	Estimated Fair Value
Amortized intangible assets:
Developed technology	14 years	$270
Customer relationships	15 years	380
Total amortized intangible assets		650
Unamortized trade name	Indefinite	110
Total other intangible assets		$760

Generally accepted valuation practice indicates that assets and liabilities may be valued using a range of methodologies. The property, plant and equipment and inventory acquired were valued using a combination of cost and market approaches. Goodwill, identifiable intangible assets, noncontrolling interests and the equity method investment were valued using the income approach. Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values; however, management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

The following table summarizes the net sales and earnings related to Delphi Technologies’ operations that have been included in the Company’s Consolidated Statements of Operations following the October 1, 2020 acquisition date:

(in millions)
Net sales	$1,120
Net earnings attributable to BorgWarner Inc.	$30

Pro forma financial information (unaudited): The following table summarizes, on a pro forma basis, the combined results of operations of the Company and Delphi Technologies business as though the acquisition and the related financing had occurred as of January 1, 2019. The pro forma results are not necessarily indicative of either the actual consolidated results had the acquisition of Delphi Technologies occurred on January 1, 2019 or of future consolidated operating results.

	Year Ended December 31,
(in millions)	2020	2019
Net sales	$12,792	$14,529
Net earnings attributable to BorgWarner Inc.	$616	$625

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
These pro forma amounts have been calculated after applying the Company’s accounting policies and the results presented above primarily reflect: (i) depreciation adjustments relating to fair value adjustments to property, plant and equipment; (ii) amortization adjustments relating to fair value estimates of intangible assets; (iii) incremental interest expense, net on assumed indebtedness, the $1.1 billion bond issuance, on June 19, 2020, debt issuance costs and fair value adjustments to debt; (iv) cost of goods sold adjustments relating to fair value adjustments to inventory; and (v) stock-based compensation that was accelerated and settled on the date of acquisition.

In 2020, the Company incurred $89 million of acquisition related costs. These expenses are included in Other operating expense (income), net in the Company’s Consolidated Statement of Operations for the year ended December 31, 2020, and are reflected in the pro forma earnings for the year ended December 31, 2019, in the table above.

Romeo Power, Inc.

In May 2019, the Company invested $50 million in exchange for a 20% equity interest in Romeo Systems, Inc. (now known as Romeo Power, Inc.) (“Romeo”), a privately-held technology-leading battery module and pack supplier. The Company accounted for this investment in Series A-1 Preferred Stock of Romeo under the measurement alternative in ASC Topic 321, “Investments - Equity Securities” for equity securities without a readily determinable fair value. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In September 2019, the Company and Romeo contributed total equity of $10 million and formed a new joint venture, BorgWarner Romeo Power LLC (“Romeo JV”), in which the Company owns 60% interest. Romeo JV is a variable interest entity focusing on producing battery module and pack technology. The Company is the primary beneficiary of Romeo JV and consolidates Romeo JV in its consolidated financial statements.

During the three months ended March 31, 2020, after completing a qualitative assessment which indicated the Company’s equity securities in Romeo may have been impaired, the Company recorded a $9 million impairment charge to reflect this investment at its estimated fair value of $41 million. The estimated fair value of Romeo was determined using unobservable inputs including quantitative information from lower valuations in recently completed or proposed financings and the liquidation preferences included in the Romeo stock agreements. These unobservable inputs are considered Level 3.

On December 29, 2020, through the business combination of Romeo Systems, Inc. and special purpose acquisition company RMG Acquisition Corporation, a new entity, Romeo Power, Inc., became a publicly listed company. The Company’s ownership in Romeo was reduced to 14%, and the investment no longer qualified for the measurement alternative under ASC Topic 321 as the investment now has a readily determinable fair value. Therefore, the investment is recorded at fair value on an ongoing basis with changes in fair value being recognized in Unrealized gain on equity securities in the Consolidated Statements of Operations. During the three months ended December 31, 2020, the Company recorded a gain of $391 million to adjust the carrying value of the Company's investment to fair value of $432 million, which is in Investments and other long-term receivables in the Company’s Consolidated Balance Sheets.

Rinehart Motion Systems LLC and AM Racing LLC

On January 2, 2019, the Company acquired Rinehart Motion Systems LLC and AM Racing LLC, two established companies in the specialty electric and hybrid propulsion market, for approximately $15 million, of which $10 million was paid in the first quarter of 2019, $2 million was paid during the first quarter 2020 and the remaining $3 million will be paid upon satisfaction of certain conditions.

The Company created Cascadia Motion LLC (“Cascadia Motion”) to combine assets and operations of these two acquired companies. Based in Oregon, Cascadia Motion specializes in design, development

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and production of hybrid and electric propulsion solutions for prototype and low-volume production applications. It allows the Company to offer design, development and production of full electric and hybrid propulsion systems for niche and low-volume manufacturing applications.

In connection with the acquisition, the Company recognized intangible assets of $5 million, goodwill of $7 million within the e-Propulsion & Drivetrain reporting segment, and other assets and liabilities of $2 million to reflect the preliminary fair value of the assets acquired and liabilities assumed. The intangible assets will be amortized over a period of 2 to 15 years. Various valuation techniques were used to determine the fair value of the intangible assets, with the primary techniques being forms of the income approach, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, the Company is required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Due to the nature of the transaction, goodwill is not deductible for tax purposes.

NOTE 3    REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company manufactures and sells products, primarily to OEMs of light vehicles, and to a lesser extent, to other OEMs of commercial vehicles and off-highway vehicles, to certain Tier One vehicle systems suppliers and into the aftermarket. The Company’s payment terms are based on customary business practices and vary by customer type and products offered. We have evaluated the terms of our arrangements and determined that they do not contain significant financing components.
Generally, revenue is recognized upon shipment or delivery, in a limited number of arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $16 million and $10 million at December 31, 2020 and 2019, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company's Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected in Other current liabilities and Other non-current liabilities in the Company's Consolidated Balance Sheets and were $22 million and $6 million at December 31, 2020 and $10 million and $12 million at December 31, 2019, respectively. The increase in current contract liabilities was primarily due to the acquisition of Delphi Technologies. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped.
Sales to certain aftermarket customers provide a right of return. The Company recognizes an estimated return asset (and adjusts for cost of sales) for the right to recover the products returned by the customer. ASC Topic 606 requires that return assets be presented separately from inventory. As of December 31, 2020, the Company had return assets of $8 million included in Prepayments and other current assets.
The Company recorded customer incentive payments of $43 million and $37 million in Prepayments and other current assets, and $166 million and $180 million recorded in Other non-current assets in the Consolidated Balance Sheets at December 31, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table represents a disaggregation of revenue from contracts with customers by reporting segment and region, and reflects the results of former Delphi Technologies entities from the acquisition date of October 1, 2020:

	Year ended December 31, 2020
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$1,425	$1,559	$—	$73	$3,057
Europe	2,482	733	253	91	3,559
Asia	1,596	1,631	169	15	3,411
Other	95	17	13	13	138
Total	$5,598	$3,940	$435	$192	$10,165

	Year ended December 31, 2019
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$1,584	$1,791	$—	$—	$3,375
Europe	2,980	830	—	—	3,810
Asia	1,468	1,365	—	—	2,833
Other	121	29	—	—	150
Total	$6,153	$4,015	$—	$—	$10,168

	Year ended December 31, 2018
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$1,573	$1,799	$—	$—	$3,372
Europe	3,074	948	—	—	4,022
Asia	1,621	1,362	—	—	2,983
Other	122	31	—	—	153
Total	$6,390	$4,140	$—	$—	$10,530

NOTE 4         RESTRUCTURING

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s business and to relocate operations to best cost locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or termination benefits) and other costs, which are primarily professional fees and costs related to facility closures and exits.

(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Corporate	Total
Year ended December 31, 2020
Employee termination benefits	$50	$54	$8	$1	$44	$157
Other	29	16	—	—	1	46
Total restructuring expense	$79	$70	$8	$1	$45	$203

Year ended December 31, 2019
Employee termination benefits	$43	$1	$—	$—	$—	$44
Other	17	5	—	—	6	28
Total restructuring expense	$60	$6	$—	$—	$6	$72

Year ended December 31, 2018
Employee termination benefits	$35	$7	$—	$—	$—	$42
Other	14	3	—	—	8	25
Total restructuring expense	$49	$10	$—	$—	$8	$67

The following table displays a rollforward of the restructuring liability recorded within the Company's Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2019	$25	$6	$31
Restructuring expense, net	44	28	72
Cash payments	(35)	(33)	(68)
Foreign currency translation adjustment	—	—	—
Balance at December 31, 2019	34	1	35
Delphi Technologies acquisition	73	2	75
Restructuring expense, net	157	46	203
Cash payments	(113)	(22)	(135)
Foreign currency translation adjustment and other	9	(14)	(5)
Balance at December 31, 2020	$160	$13	$173
Less: Non-current restructuring liability	59	3	62
Current restructuring liability at December 31, 2020	$101	$10	$111

In February 2020, the Company announced a cost restructuring plan to address existing structural costs. During the year ended December 31, 2020, the Company recorded $148 million of restructuring related to this plan. These actions are expected to result in a total of $300 million of restructuring costs through 2022. Nearly all of the restructuring charges are expected to be cash expenditures.

In April 2019, the Company announced a cost restructuring plan including several actions to reduce existing structural costs. These actions were primarily completed during fourth quarter 2019 and resulted in approximately $50 million of restructuring expense.

The Company recorded approximately $54 million in restructuring during the three months ended December 31, 2020, related to legacy Delphi Technologies. In conjunction with the acquisition, there were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contractually required severance and post-combination stock-based compensation cash payments to legacy Delphi Technologies executive officers and other employee termination benefits. Additionally, in 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff, with expected charges of up to $175 million. Certain of these actions are subject to consultation with employee works councils and other employee representatives. The majority of these actions are expected to be completed by the end of 2021. Nearly all of the restructuring charges are expected to be cash expenditures.

During the years ended December 31, 2020, 2019 and 2018, the Company incurred restructuring expenses primarily related to these actions:

Air Management
•$59 million during the year ended December 31, 2020, primarily related to severance costs, professional fees and a voluntary termination program to reduce existing structural costs.
•$19 million during the year ended December 31, 2020, related to the announced closure of a facility in Europe affecting approximately 200 employees, primarily for the statutory minimum benefits and incremental one-time termination benefits negotiated with local labor authorities.
•$37 million during the year ended December 31, 2019, related to a voluntary termination program where approximately 350 employees accepted termination packages.
•$18 million during the year ended December 31, 2019, primarily for actions related to improving future profitability and competitiveness. This includes professional fees, employee termination benefits and relocation costs.
•$5 million during the year ended December 31, 2019, primarily related to severance costs and professional fees for actions to reduce structural costs.
•$49 million for the year ended December 31, 2018, primarily related to actions related to improving future profitability and competitiveness. This includes professional fees, employee termination benefits and relocation costs. The largest portion was $28 million of employee severance expense related to a voluntary termination program in the European emissions business where approximately 140 employees accepted the termination packages.

e-Propulsion & Drivetrain
•$55 million during the year ended December 31, 2020, related to the announced closure of a facility in Europe affecting approximately 350 employees, primarily for the statutory minimum benefits and incremental one-time termination benefits negotiated with local labor authorities.
•$14 million during the year ended December 31, 2020, primarily related to severance costs, equipment relocation and professional fees to reduce existing structural costs.
•$6 million for the year ended December 31, 2019, primarily related to professional fees for actions to reduce structural costs and severance costs.
•$10 million for the year ended December 31, 2018, primarily related to manufacturing footprint rationalization activities.

Fuel Injection
•$8 million during the three months ended December 31, 2020, following the Delphi Technologies acquisition, related to a legacy Delphi Technologies restructuring plan to realign its global technical center footprint and implement headcount reductions.

Corporate
•$44 million during the year ended December 31, 2020, primarily related to contractually required severance and stock-based compensation cash payments associated with Delphi Technologies executive officers and other employee termination benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•$6 million during the year ended December 31, 2019, primarily for various corporate restructuring actions.
•$8 million during the year ended December 31, 2018, primarily related to contractually required severance costs associated with the executive officers of an acquired company and other employee termination benefits.

Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.

The Company continues to evaluate different options across its operations to reduce existing structural costs over the next few years. The Company will recognize restructuring expense associated with any future actions at the time they are approved and become probable or are incurred. Any future actions could result in significant restructuring expense.

NOTE 5    RESEARCH AND DEVELOPMENT COSTS

The Company's net Research & Development (“R&D”) expenditures are primarily included in selling, general and administrative expenses of the Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement.

The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
(in millions)	2020	2019	2018
Gross R&D expenditures	$533	$498	$512
Customer reimbursements	(57)	(85)	(72)
Net R&D expenditures	$476	$413	$440

Net R&D expenditures as a percentage of net sales were 4.7%, 4.1% and 4.2% for the years ended December 31, 2020, 2019 and 2018, respectively. The Company has contracts with several customers at the Company's various R&D locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6    OTHER OPERATING EXPENSE (INCOME), NET

Items included in Other operating expense (income), net consist of:

	Year Ended December 31,
(in millions)	2020	2019	2018
Restructuring expense (Note 4)	$203	$72	$67
Merger, acquisition and divestiture expense	96	11	6
Intangible asset accelerated amortization (Note 12)	38	—	—
Asset impairment and loss on divestiture	17	7	25
Net gain on insurance recovery for property damage	(9)	—	—
Gain on derecognition of subsidiary	—	(177)	—
Unfavorable arbitration loss	—	14	—
Asbestos-related adjustments	—	—	23
Gain on sale of building	—	—	(19)
Gain on commercial settlement	—	—	(4)
Other expense (income), net	(4)	(2)	(4)
Other operating expense (income), net	$341	$(75)	$94

Merger, acquisition and divestiture expense: During the years ended December 31, 2020, 2019 and 2018, the Company recorded $96 million, $11 million and $6 million of merger, acquisition and divestiture expenses. The merger, acquisition and divestiture expense incurred during the year ended December 31, 2020 is comprised primarily of professional fees associated with the Company’s acquisition of Delphi Technologies completed on October 1, 2020. The merger, acquisition and divestiture expense in the year ended December 31, 2019 was comprised primarily of professional fees, related to the Company’s review of strategic acquisition and divestiture targets, including the transfer of Morse TEC, the anticipated acquisition of Delphi Technologies, the 20% equity interest in Romeo Systems, Inc. and the divestiture activities for the non-core pipes and thermostat product lines. The merger, acquisition and divestiture expense in the year ended December 31, 2018 comprised primarily of professional fees associated with divestiture activities for the non-core pipes and thermostat product lines.

Asset impairment and loss on divestiture: During the year ended December 31, 2020, the Company recorded asset impairment charges of $17 million. The impairment charges consist of $9 million in the Air Management segment and $8 million in the e-Propulsion & Drivetrain segment, related to the write down of property, plant and equipment associated with the announced closures of two European facilities.

In December 2018, the Company reached an agreement to sell its thermostat product lines for approximately $28 million. As a result, the Company recorded an asset impairment charge of $25 million in the year ended December 31, 2018 to adjust the net book value of this business to fair value less costs to sell. All closing conditions were satisfied, and the sale was closed on April 1, 2019. Based on an agreement reached in the fourth quarter of 2019 regarding the finalization of certain purchase price adjustments related to the sale, the Company recognized an additional loss on sale of $7 million.

Net gain on insurance recovery: On April 13, 2020, a tornado struck the Company's facility in Seneca, South Carolina (the “Seneca Plant”) causing damage to the Company's assets. The Seneca Plant, which is one of the Company's largest e-Propulsion & Drivetrain plants, was not in operation at the time. The Company expects its insurance policies to cover the full repair or replacement of the Company's assets that incurred loss or damage. During the year ended December 31, 2020, the Company recorded a net gain of $9 million from insurance recovery proceeds which primarily represents the amount received for replacement cost in excess of carrying value (net of deductible expense of $1 million). In addition, all clean-up and repair costs incurred through December 31, 2020 have been fully recovered through these insurance proceeds. As of December 31, 2020, the Company had received a total of $145 million in cash proceeds from insurance carriers related to this event, substantially all of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which have been applied to losses and expenses associated with clean-up and repair costs and capital expenditures. The Company expects its insurance policies to provide coverage for interruption to its business and reimbursement for other expenses and costs that will be incurred relating to the damages and losses sustained.

Gain on derecognition of subsidiary: On October 30, 2019, the Company entered into a definitive agreement with Enstar Holdings (US) LLC (“Enstar”), a subsidiary of Enstar Group Limited, pursuant to which Enstar acquired 100% of the equity interests of Morse TEC, a consolidated wholly-owned subsidiary of the Company that holds asbestos and certain other liabilities. In connection with the closing, the Company recorded a pre-tax gain of $177 million. Refer to Note 21 “Contingencies,” to the Consolidated Financial Statements for more information.

Unfavorable arbitration loss: During the year ended December 31, 2019, the Company recorded $14 million of expense related to the receipt of a final unfavorable arbitration decision associated with the resolution of a matter related to a previous acquisition.

Asbestos-related adjustments: During the year ended December 31, 2018, the Company recorded asbestos-related adjustments resulting in an increase to expense of $23 million. This increase was the result of actuarial valuation changes associated with the Company's estimate of liabilities for asbestos-related claims asserted but not yet resolved and potential claims not yet asserted. Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements for more information.

NOTE 7    INCOME TAXES

Earnings before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31,
(in millions)	2020	2019	2018
Earnings before income taxes:
U.S.	$437	$310	$220
Non-U.S.	527	955	976
Total	$964	$1,265	$1,196
Provision for income taxes:
Current:
Federal	$19	$32	$17
State	2	4	5
Foreign	252	245	259
Total current	273	281	281
Deferred:
Federal	70	150	(40)
State	11	23	(8)
Foreign	43	14	(22)
Total deferred	124	187	(70)
Total provision for income taxes	$397	$468	$211

The provision for income taxes resulted in an effective tax rate of approximately 41%, 37% and 18% for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a reconciliation of tax expense based on the U.S. statutory tax rate to final tax expense.

	Year Ended December 31,
(in millions)	2020	2019	2018
Income taxes at U.S. statutory rate of 21% for 2020, 2019 and 2018	$203	$266	$251
Increases (decreases) resulting from:
Net tax on remittance of foreign earnings	93	22	(22)
Valuation allowance adjustments	53	(2)	(11)
Reserve adjustments, settlements and claims	45	46	32
Foreign rate differentials	21	35	28
State taxes, net of federal benefit	12	3	6
U.S. tax on non-U.S. earnings	11	15	37
Other foreign taxes	9	10	8
Non-deductible transaction costs	8	3	3
Impact of transactions	3	124	(1)
Impact of foreign derived intangible income	(1)	(1)	(15)
Affiliates' earnings	(4)	(7)	(10)
Tax credits	(12)	(17)	(26)
Changes in accounting methods and filing positions	(18)	(7)	(30)
Tax holidays	(36)	(26)	(28)
Revaluation of U.S. deferred taxes	—	—	(4)
Other	10	4	(7)
Provision for income taxes, as reported	$397	$468	$211

The effective tax rate was approximately 41% for the year ended December 31, 2020. Unfavorably impacting the effective tax rate in 2020 was income tax expense related to the final U.S. Department of the Treasury regulations issued in the third quarter of 2020, that impacted the net tax on remittance of foreign earnings, and certain tax law changes in India effective in the first quarter of 2020. In addition, we recognized incremental valuation allowances of $53 million in 2020. Also, unfavorably impacting the effective tax rate were certain restructuring expenses and merger and acquisition related transaction costs that were non-deductible for tax purposes.

The effective tax rate was 37% for the year ended December 31, 2019. The effective tax rate for 2019 includes an increase in income tax expense of $173 million related to the derecognition of the Morse TEC asbestos-related deferred tax assets and $22 million due to the U.S. Department of the Treasury’s issuance of the final regulations in the first quarter of 2019 related to the calculation of the one-time transition tax. The 2019 effective tax rate also includes reductions of income tax expense of $19 million related to restructuring expense, $11 million for a global realignment plan, $8 million related to other one-time adjustments and $6 million related to pension settlement loss.

The effective tax rate was approximately 18% for the year ended December 31, 2018. The effective tax rate for 2018 includes reductions of income tax expense of $15 million related to restructuring expense, $6 million related to the asbestos-related adjustments, and $8 million related to asset impairment expense, offset by increases to tax expense of $1 million and $6 million related to a gain on commercial settlement and a gain on the sale of a building.

For the year ended December 31, 2018, the Company completed its accounting for the tax effects of the Tax Cuts and Jobs Act of 2019 (the Tax Act). The final SAB 118 adjustments resulted in: (i) an increase in the Company’s existing deferred tax asset balances of $13 million, including $9 million for executive compensation (ii) a tax charge of $8 million for the one-time transition tax, and (iii) a decrease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the deferred tax liability associated with its indefinite reinvestment assertion of $7 million. The total impact to tax expense from these adjustments was a net tax benefit of $13 million. Compared to the year ended December 31, 2017, this additional tax benefit from the final adjustments was a result of further analysis performed by the Company and the issuance of additional regulatory guidance.

In 2018, the Company made an accounting policy election to treat the future tax impacts of the GILTI provisions of the Tax Act as a period cost to the extent applicable.

A roll forward of the Company's total gross unrecognized tax benefits is presented below:

(in millions)	2020	2019	2018
Balance, January 1	$146	$120	$92
Delphi Technologies acquisition	54	—	—
Additions based on tax positions related to current year	14	7	24
Additions for tax positions of prior years	9	26	18
Reductions for closure of tax audits and settlements	—	—	(8)
Reductions for lapse in statute of limitations	(5)	(6)	—
Translation adjustment	13	(1)	(6)
Balance, December 31	$231	$146	$120

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The amounts recognized in income tax expense for 2020 and 2019 are $21 million and $15 million, respectively. The Company has an accrual of approximately $69 million and $46 million for the payment of interest and penalties at December 31, 2020 and 2019, respectively. As of December 31, 2020, approximately $263 million represents the amount that, if recognized, would affect the Company's effective income tax rate in future periods. This amount includes a decrease in U.S. federal income taxes that would occur upon recognition of the state tax benefits and U.S. foreign tax credits included therein. The Company estimates that that it is reasonably possible there could be a decrease of approximately $66 million in unrecognized tax benefits and interest in the next 12 months related to the closure of an audit and the lapse in statute of limitations subsequent to the reporting period from certain taxing jurisdictions.

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal, various state jurisdictions and various foreign jurisdictions. In certain tax jurisdictions, the Company may have more than one taxpayer. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Years no longer subject to audit	Tax jurisdiction	Years no longer subject to audit
U.S. Federal	2015 and prior	Japan	2018 and prior
Barbados	2017 and prior	Luxembourg	2013 and prior
China	2012 and prior	Mexico	2013 and prior
France	2015 and prior	Poland	2013 and prior
Germany	2011 and prior	South Korea	2013 and prior
Hungary	2013 and prior	United Kingdom	2015 and prior

In the U.S., certain tax attributes created in years prior to 2015 were subsequently utilized.  Even though the U.S. federal statute of limitations has expired for years prior to 2015, the years in which these tax attributes were created could still be subject to examination, limited to only the examination of the creation of the tax attribute.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of deferred tax assets and liabilities consist of the following:

	December 31,
(in millions)	2020	2019
Deferred tax assets:
Net operating loss and capital loss carryforwards*	$656	$70
Interest limitation carryforwards*	111	—
Other comprehensive loss	106	53
Pension and other postretirement benefits*	93	25
Research and development capitalization	57	74
Unrecognized tax benefits	47	49
Employee compensation	39	32
State tax credits	28	21
Warranty	27	15
Foreign tax credits	16	13
Other	161	97
Total deferred tax assets	$1,341	$449
Valuation allowance*	(529)	(71)
Net deferred tax asset	$812	$378
Deferred tax liabilities:
Goodwill and intangible assets*	(279)	(174)
Fixed assets*	(176)	(144)
Unremitted foreign earnings*	(156)	(56)
Unrealized gain on equity securities	(91)	—
Other	(95)	(50)
Total deferred tax liabilities	$(797)	$(424)
Net deferred taxes	$15	$(46)
________________
*Balances include the impact from deferred tax assets and liabilities acquired or assumed from the acquisition of Delphi Technologies on October 1, 2020. Also includes the impact to deferred tax liabilities related to the recognition of intangible assets associated with the acquisition of Delphi Technologies.

At December 31, 2020, certain non-U.S. subsidiaries have net operating loss carryforwards totaling $2.4 billion available to offset future taxable income. Of the total $2.4 billion, $1.9 billion expire at various dates from 2021 through 2040, and the remaining $522 million have no expiration date. The Company has a valuation allowance recorded of $505 million against the $2.4 billion of non-U.S. net operating loss carryforwards. Certain U.S. subsidiaries have state net operating loss carryforwards totaling $614 million, of which the Company has a valuation allowance of $17 million recorded against the carryforwards. The state net operating loss carryforwards expire at various dates from 2021 to 2040. Certain U.S. subsidiaries also have state tax credit carryforwards of $28 million, which are partially offset by a valuation allowance of $26 million. Certain non-U.S. subsidiaries located in China had tax exemptions or tax holidays, which reduced local tax expense approximately $36 million and $26 million in 2020 and 2019, respectively. The tax holidays for these subsidiaries are issued in three-year terms with expirations for certain subsidiaries ranging from 2020 to 2022.

The Company reviews the likelihood that we will realize the benefit of our deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis. If based upon the weight of available evidence it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. Due to recent restructurings, we concluded that the weight of the negative evidence outweighs the positive evidence in certain foreign jurisdictions. As a result, the Company believes it is more likely than not that the net deferred tax assets in certain foreign jurisdictions that include entities in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Luxembourg, Germany, France, Ireland and the U.K. will not be realized in the future. Accordingly, the Company recorded a valuation allowance related to the net deferred tax assets in those foreign jurisdictions.

As of December 31, 2020, the Company recorded deferred tax liabilities of $156 million with respect to foreign unremitted earnings. The Company did not provide deferred tax liabilities with respect to certain book versus tax basis differences not represented by undistributed earnings of approximately $1.1 billion as of December 31, 2020, because the Company continues to assert indefinite reinvestment of these basis differences. These basis differences would become taxable upon the sale or liquidation of the foreign subsidiaries. The Company’s best estimate of the unrecognized deferred tax liability on these basis differences is approximately $70 million as of December 31, 2020.

NOTE 8    RECEIVABLES, NET

The table below provides details of receivables as of December 31, 2020 and 2019:

	December 31,
(in millions)	2020	2019
Receivables, net:
Customers	$2,636	$1,713
Indirect taxes	177	106
Other	117	108
Gross receivables	2,930	1,927
Allowance for credit losses	(11)	(6)
Total receivables, net	$2,919	$1,921

The gross contractual amount of receivables acquired in the Delphi Technologies acquisition was $924 million, of which $23 million is not expected to be collected. The table below summarizes the activity in the allowance for credit losses for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in millions)	2020	2019	2018
Beginning balance, January 1	$(6)	$(7)	$(6)
Provision	(11)	(1)	(5)
Write-offs	7	2	4
Translation adjustment and other	(1)	—	—
Ending balance, December 31	$(11)	$(6)	$(7)

NOTE 9    INVENTORIES, NET

A summary of Inventories, net is presented below:

	December 31,
(in millions)	2020	2019
Raw material and supplies	$827	$502
Work-in-progress	150	113
Finished goods	324	207
FIFO inventories	1,301	822
LIFO reserve	(15)	(15)
Inventories, net	$1,286	$807

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10    OTHER CURRENT AND NON-CURRENT ASSETS

Additional detail related to assets is presented below:

	December 31,
(in millions)	2020	2019
Prepayments and other current assets:
Prepaid tooling	$84	$83
Prepaid taxes	64	95
Customer incentive payments (Note 3)	43	37
Prepaid engineering	33	11
Contract assets (Note 3)	16	10
Other	72	40
Total prepayments and other current assets	$312	$276

Investments and other long-term receivables:
Equity securities (Note 2)	$472	$60
Investment in equity affiliates	297	256
Other long-term receivables	51	2
Total investments and other long-term receivables	$820	$318

Other non-current assets:
Deferred income taxes	$291	$79
Operating leases (Note 22)	211	85
Customer incentive payments (Note 3)	166	180
Other	60	35
Total other non-current assets	$728	$379
NOTE 11        PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization, and consisted of:

	December 31,
(in millions)	2020	2019
Land, land use rights and buildings	$1,375	$860
Machinery and equipment	4,333	2,971
Finance lease assets	13	1
Construction in progress	432	360
Total property, plant and equipment, gross	6,153	4,192
Less: accumulated depreciation	(1,925)	(1,513)
Property, plant and equipment, net, excluding tooling	4,228	2,679
Tooling, net of amortization	363	246
Property, plant and equipment, net	$4,591	$2,925

Interest costs capitalized for the years ended December 31, 2020, 2019 and 2018 were $8 million, $16 million and $22 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12    GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of 2020, the Company performed an analysis on each reporting unit. Following the acquisition of Delphi Technologies and the resulting reorganization of the business, the Company elected to perform quantitative, “step one,” goodwill impairment analyses for certain reporting units to refresh their respective fair values. This requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of this goodwill impairment analysis is the Company’s annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five-year projection of future cash flows based on actual new products and customer commitments. Because the projections are estimated over a significant future period of time, those estimates and assumptions are subject to uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company’s facts and circumstances.

The Company believes the assumptions and estimates used to determine the estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s 2020 goodwill quantitative, “step one,” impairment review are as follows:

•Discount rate: the Company used a 11.7% weighted average cost of capital (“WACC”) as the discount rate for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•Operating income margin: the Company used historical and expected operating income margins, which may vary based on the projections of the reporting unit being evaluated.

•Revenue growth rate: the Company used a global automotive market industry growth rate forecast adjusted to estimate its own market participation for product lines.

In addition to the above primary assumptions, the Company notes the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow models:

•The automotive industry is cyclical, and the Company's results of operations would be adversely affected by industry downturns.
•The Company is dependent on market segments that use our key products and would be affected by decreasing demand in those segments.
•The Company is subject to risks related to international operations.

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2020 indicated the Company’s goodwill assigned to the respective reporting units was not impaired. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The changes in the carrying amount of goodwill are as follows:

	2020				2019
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Air Management	e-Propulsion & Drivetrain
Gross goodwill balance, January 1	$1,337	$1,007	$—	$—	$1,343	$1,012
Accumulated impairment losses, January 1	(502)	—	—	—	(502)	—
Net goodwill balance, January 1	$835	$1,007	$—	$—	$841	$1,012
Goodwill during the year:
Acquisitions*	151	272	—	287	—	7
Translation adjustment and other	29	34	—	12	(6)	(12)
Ending balance, December 31	$1,015	$1,313	$—	$299	$835	$1,007
________________
*    Acquisitions relate to the Company's 2020 purchase of Delphi Technologies PLC and the 2019 purchase of Rinehart Motion Systems LLC and AM Racing LLC.

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		December 31, 2020			December 31, 2019
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	7 - 15	$383	$77	$306	$154	$70	$84
Customer relationships	7 - 15	893	272	621	481	224	257
Miscellaneous	1 - 13	10	7	3	10	4	6
Total amortized intangible assets		1,286	356	930	645	298	347
Unamortized trade names	—	166	—	166	55	—	55
Total other intangible assets		$1,452	$356	$1,096	$700	$298	$402

Amortization of other intangible assets was $89 million, $39 million and $40 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization for the year ended December 31, 2020, includes $38 million related to accelerated amortization for certain intangibles, discussed further below, and $11 million related to intangibles acquired in the Delphi Technologies acquisition. The Company utilizes the straight line method of amortization recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is as follows: $81 million in 2021, $80 million in 2022, $74 million in 2023, $73 million in 2024, and $622 million in 2025 and thereafter.

A roll forward of the gross carrying amounts and related accumulated amortization of the Company's other intangible assets is presented below:

	Gross carrying amounts		Accumulated amortization
(in millions)	2020	2019	2020	2019
Beginning balance, January 1	$700	$705	$298	$266
Acquisitions[1]	760	5	—	—
Abandonment[2]	(56)	—	(56)	—
Amortization[2]	—	—	89	39
Translation adjustment	48	(10)	25	(7)
Ending balance, December 31	$1,452	$700	$356	$298
________________
1    Acquisitions relate to the Company's 2020 purchase of Delphi Technologies PLC and the 2019 purchase of Rinehart Motion Systems LLC and AM Racing LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2    As a result of an evaluation of the underlying technologies and management of the business subsequent to the acquisition of Delphi Technologies, the Company reduced the useful life of certain intangible assets during the fourth quarter of 2020 as they no longer provided future economic benefit. This resulted in accelerated amortization expense of $38 million and the removal of the related gross carrying amount and accumulated amortization of these assets.

NOTE 13    PRODUCT WARRANTY

The changes in the carrying amount of the Company’s total product warranty liability were as follows:

(in millions)	2020	2019
Beginning balance, January 1	$116	$103
Delphi Technologies acquisition	110	—
Provisions for current period sales	83	63
Adjustments of prior estimates	22	9
Payments	(86)	(57)
Translation adjustment	8	(2)
Ending balance, December 31	$253	$116

The product warranty liability is classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2020	2019
Other current liabilities	$164	$63
Other non-current liabilities	89	53
Total product warranty liability	$253	$116

NOTE 14    NOTES PAYABLE AND DEBT

The Company had short-term and long-term debt outstanding as follows:

	December 31,
(in millions)	2020	2019
Short-term debt
Short-term borrowings	$45	$34

Long-term debt
4.625% Senior notes due 09/15/20 ($250 million par value)	—	251
1.800% Senior notes due 11/07/22 (€500 million par value)	609	558
3.375% Senior notes due 03/15/25 ($500 million par value)	498	497
5.000% Senior notes due 10/01/25 ($800 million par value)	912	—
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,088	—
7.125% Senior notes due 02/15/29 ($121 million par value)	119	119
4.375% Senior notes due 03/15/45 ($500 million par value)	494	494
Term loan facilities, finance leases and other	22	7
Total long-term debt	3,742	1,926
Less: current portion	4	252
Long-term debt, net of current portion	$3,738	$1,674

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of December 31, 2020 and 2019, the Company had $45 million and $34 million, respectively, in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
borrowings under these facilities, which are reported in Notes payable and short-term debt on the Consolidated Balance Sheets.

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2020 and 2019 was 1.7% and 2.5%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of December 31, 2020 and 2019 was 2.8%.

On October 5, 2020, the Company completed its offer to exchange approximately $800 million in aggregate principal amount of the outstanding 5.000% Senior Notes due 2025 (the “DT Notes”). Approximately $776 million in aggregate principal amount of outstanding DT Notes, representing 97% of the $800 million total outstanding principal amount of the DT Notes, were validly exchanged and cancelled for new BorgWarner notes. Following such cancellation, approximately $24 million in aggregate principal amount of the DT Notes remain outstanding. Since the majority of the DT Notes were exchanged, the Company was able to eliminate substantially all of the restrictive covenants and events of default not related to payment on the $800 million in outstanding senior notes of the Company. The DT Notes are reflected at their fair value as of the date of the acquisition. The fair value step-up was calculated based on observable market data and will be amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method. Refer to Note 2, “Acquisitions,” for additional information related to the Delphi Technologies acquisition.

On June 19, 2020, in anticipation of the acquisition of Delphi Technologies and to refinance the Company's $250 million in 4.625% senior notes due in September 2020, the Company issued $1.1 billion in 2.650% senior notes due July 2027. Interest is payable semi-annually in arrears on January 1 and July 1 of each year. These senior notes are not guaranteed by any of the Company’s subsidiaries.

Annual principal payments required as of December 31, 2020 are as follows:

(in millions)
2021	$49
2022	615
2023	3
2024	3
2025	1,302
After 2025	1,726
Total payments	$3,698
Add: unamortized premiums, net of discount	89
Total	$3,787

The Company's long-term debt includes various covenants, none of which are expected to restrict future operations.

On March 13, 2020, the Company amended its multi-currency revolving credit facility, by increasing the size of the facility from $1.2 billion to $1.5 billion and by extending the maturity until March 13, 2025. The multi-currency revolving credit agreement automatically increased to $2.0 billion upon the closing of the acquisition of Delphi Technologies on October 1, 2020. Additionally, the agreement allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at December 31, 2020. At December 31, 2020 and 2019, the Company had no outstanding borrowings under this facility.

The Company's commercial paper program allows the Company to issue $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commercial paper program automatically increased to $2.0 billion upon the closing of the acquisition of Delphi Technologies on October 1, 2020. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of December 31, 2020 and 2019.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2.0 billion.

As of December 31, 2020 and 2019, the estimated fair values of the Company's senior unsecured notes totaled $4,052 million and $2,025 million, respectively. The estimated fair values were $332 million higher than carrying value at December 31, 2020 and $106 million higher than their carrying value at December 31, 2019. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $33 million and $28 million at December 31, 2020 and 2019, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15    OTHER CURRENT AND NON-CURRENT LIABILITIES

Additional detail related to liabilities is presented in the table below:

	December 31,
(in millions)	2020	2019
Other current liabilities:
Payroll and employee related	$301	$233
Customer related	198	71
Product warranties (Note 13)	164	63
Employee termination benefits (Note 4)	101	34
Income taxes payable	102	67
Indirect taxes	69	61
Operating leases (Note 22)	47	18
Accrued freight	41	16
Contract liabilities (Note 3)	22	10
Insurance	20	17
Interest	18	18
Retirement related (Note 18)	16	15
Other	310	95
Total other current liabilities	$1,409	$718

Other non-current liabilities:
Deferred income taxes	$276	$125
Operating leases (Note 22)	172	67
Derivative instruments	162	8
Product warranties (Note 13)	89	53
Employee termination benefits (Note 4)	59	—
Deferred income	55	49
Other	368	247
Total other non-current liabilities	$1,181	$549

NOTE 16    FAIR VALUE MEASUREMENTS

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

The following tables classify assets and liabilities measured at fair value on a recurring basis:

		Basis of fair value measurements
	Balance at December 31, 2020	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
(in millions)
Assets:
Investment in equity securities	$432	$432	$—	$—	A
Foreign currency contracts	$5	$—	$5	$—	A
Liabilities:
Foreign currency contracts	$6	$—	$6	$—	A
Net investment hedge contracts	$161	$—	$161	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2019	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Net investment hedge contracts	$3	$—	$3	$—	A
Liabilities:
Foreign currency contracts	$1	$—	$1	$—	A
Net investment hedge contracts	$8	$—	$8	$—	A

The following tables classify the Company's defined benefit plan assets measured at fair value on a recurring basis:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Basis of fair value measurements
(in millions)	Balance at December 31, 2020	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV (b)
U.S. Plans:
Fixed income securities	$81	$—	$—	$—	—	$81
Equity securities	64	—	—	—	—	64
Alternative credit fund	22	—	—	—	—	22
Cash	20	20	—	—	A	—
	$187	$20	$—	$—		$167
Non-U.S. Plans:
Fixed income securities	$1,123	$51	$—	$—	A	$1,072
Equity securities	283	—	—	—	—	283
Cash	130	130	—	—	A	—
Insurance contract (a)	113	—	—	113	C	—
Real estate and other	392	—	—	86	C	306
	$2,041	$181	$—	$199		$1,661

		Basis of fair value measurements
(in millions)	Balance at December 31, 2019	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV (b)
U.S. Plans:
Fixed income securities	$88	$—	$—	$—	—	$88
Equity securities	59	8	—	—	A	51
Real estate and other	29	15	—	—	A	14
	$176	$23	$—	$—		$153
Non-U.S. Plans:
Fixed income securities	$168	$—	$—	$—	—	$168
Equity securities	185	111	—	—	A	74
Insurance contract and other (a)	152	—	—	110	C	42
	$505	$111	$—	$110		$284
________________
(a)    In 2019, a BorgWarner defined benefit plan in the United Kingdom, purchased an insurance contract that guarantees payment of specified pension liabilities. The Company measures the fair value of the insurance asset by projecting expected future cash flows from the contract and discounting them to present value based on current market rates, including an assessment for non-performance risk of the insurance company. The assumptions used to project expected future cash flows are based on actuarial estimates and are unobservable; therefore, the contract is categorized within Level 3 of the hierarchy.

(b)    Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These amounts represent investments in commingled and managed funds which have underlying assets in fixed income securities, equity securities, and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of Level 3 defined benefit plans assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Insurance contract	Real estate trust fund	Hedge funds
Balance at January 1, 2019	$—	$—	$—
Purchase of insurance contract	106	—	—
Unrealized gains on assets still held at the reporting date	2	—	—
Translation adjustment	2	—	—
Balance at December 31, 2019	$110	$—	$—
Delphi Technologies acquisition	—	82	103
Purchases, sales and settlements	—	—	(114)
Realized gains	—	—	3
Benefits paid	(6)	—	—
Unrealized gains (losses) on assets still held at the reporting date	6	(2)	—
Translation adjustment	3	6	8
Balance at December 31, 2020	$113	$86	$—

Refer to Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements for more detail surrounding the defined benefit plan’s asset investment policies and strategies, target allocation percentages and expected return on plan asset assumptions.

NOTE 17    FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At December 31, 2020 and 2019, the Company had no derivative contracts that contained credit-risk-related contingent features.

The Company uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. The Company had no material outstanding commodity contracts at December 31, 2020 and 2019. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At December 31, 2020 and 2019, the Company had no outstanding interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). The Company has also designated its Euro-denominated debt as a net investment hedge of the Company’s investment in a European subsidiary. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. The following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)*
Functional currency	Traded currency	Notional in traded currency December 31, 2020	Notional in traded currency December 31, 2019	Ending duration
British pound	Euro	97	9	22-Dec
Chinese renminbi	U.S. dollar	113	2	22-Dec
Euro	Polish Zloty	147	—	22-Dec
Euro	U.S. dollar	41	18	21-Dec
Korean won	Euro	2	13	21-Dec
Korean won	U.S. dollar	19	4	21-Dec
U.S. dollar	Euro	55	14	22-Dec
U.S. dollar	Mexico peso	1,178	—	22-Dec
U.S. dollar	Singapore dollar	47	—	22-Dec
U.S. dollar	Korean won	15,000	—	21-Apr
________________
*Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. dollar equivalent as of December 31, 2020 or 2019.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with our net investment in certain foreign operations (net investment hedges). In December 2019, the Company terminated its $250 million cross-currency swap contract originally maturing in September 2020, and executed a $500 million cross-currency swap contract to mature in March 2025, resulting in cash proceeds of $23 million and a deferred gain of $21 million that is expected to remain in accumulated other comprehensive loss. At December 31, 2020 and 2019, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(in millions)	December 31, 2020	December 31, 2019	Ending duration
U.S. dollar to Euro:
Fixed receiving notional	$1,100	$—	Jul - 27
Fixed paying notional	€976	€—	Jul - 27
U.S. dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
U.S. dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 23
Fixed paying notional	¥10,978	¥10,978	Feb - 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2020 and 2019, the following amounts were recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under Topic 815:	Balance Sheet Location	December 31, 2020	December 31, 2019	Balance Sheet Location	December 31, 2020	December 31, 2019
Foreign currency	Prepayments and other current assets	$1	$—	Other current liabilities	$4	$1
	Other non-current assets	$—	$—	Other non-current liabilities	$1	$—
Net investment hedges	Other non-current assets	$—	$3	Other non-current liabilities	$161	$8

Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$4	$—	Other current liabilities	$1	$—

Effectiveness for cash flow hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Gains and losses arising from these contracts that are included in the assessment of effectiveness are deferred into accumulated other comprehensive income (loss) (“AOCI”) and reclassified into income as the underlying operating transactions are recognized. These realized gains or losses offset the hedged transaction and are recorded on the same line in the statement of operations. The initial value of any component excluded from the assessment of effectiveness will be recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method will be recognized in AOCI.

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at December 31, 2020 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	December 31, 2020	December 31, 2019
Net investment hedges:
Foreign currency	$3	$5	$—
Cross-currency swaps	(139)	16	—
Foreign currency denominated debt	(68)	(17)	—
Total	$(204)	$4	$—

    Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2020
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$10,165	$8,255	$951	$76

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$(1)
Gain (loss) reclassified from AOCI to income	$—	$1	$(2)	$—

	Year ended December 31, 2019
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$10,168	$8,067	$873	$(53)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$(1)
Gain (loss) reclassified from AOCI to income	$(5)	$1	$3	$—

	Year ended December 31, 2018
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$10,530	$8,300	$946	$(170)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$(1)
Gain (loss) reclassified from AOCI to income	$(2)	$(1)	$—	$—

There were no gains and (losses) recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges.

Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income during the periods presented below.

(in millions)	Year Ended December 31,
Net investment hedges	2020	2019	2018
Foreign currency	$(2)	$1	$2
Cross-currency swaps	$(155)	$4	$12
Foreign currency denominated debt	$(51)	$13	$27

Derivatives designated as net investment hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains and (losses) recorded in Interest expense and finance charges on components excluded from the assessment of effectiveness:

(in millions)	Year Ended December 31,
Net investment hedges	2020	2019	2018
Foreign currency	$—	$—	$1
Cross-currency swaps	$18	$11	$9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains and (losses) recorded to income:

(in millions)		Year Ended December 31,
Contract Type	Location	2020	2019	2018
Foreign Currency	Selling, general and administrative expenses	$3	$(3)	$1

NOTE 18        RETIREMENT BENEFIT PLANS

The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans was $38 million, $37 million and $35 million in the years ended December 31, 2020, 2019 and 2018, respectively.

The Company has a number of defined benefit pension plans and other postretirement employee benefit plans covering eligible salaried and hourly employees and their dependents. The defined pension benefits provided are primarily based on (i) years of service and (ii) average compensation or a monthly retirement benefit amount. The Company provides defined benefit pension plans in France, Germany, Ireland, Italy, Japan, Mexico, South Korea, Sweden, U.K. and the U.S. The other postretirement employee benefit plans, which provide medical benefits, are unfunded plans. Our U.S. and U.K. defined benefit plans are frozen, and no additional service cost is being accrued. All pension and other postretirement employee benefit plans in the U.S. have been closed to new employees. The measurement date for all plans is December 31.

On October 1, 2020, as a result of the acquisition of Delphi Technologies, the Company assumed all of the retirement-related liabilities of Delphi Technologies, the most significant of which is the Delphi Technologies Pension Scheme (the “Scheme”) in the United Kingdom. On December 12, 2020, the Company entered into a Heads of Terms Agreement (the “Agreement”) with the Trustees of the Scheme related to the future funding of the Scheme. Under the Agreement, the Company eliminated the prior schedule of contributions between Delphi Technologies and the Scheme in exchange for a $137 million (£100 million) one-time contribution into the Scheme Plan by December 31, 2020, which was paid on December 15, 2020. The Agreement also contained other provisions regarding the implementation of a revised asset investment strategy as well as a funding progress test that will be performed every three years to determine if additional contributions need to be made into the Scheme by the Company. At this time, the Company anticipates that no additional contributions will be made into the Scheme until 2026 at the earliest.

During the year ended December 31, 2019, the Company settled approximately $50 million of its U.S. pension projected benefit obligation by liquidating approximately $50 million in plan assets through a lump-sum disbursement made to an insurance company. Pursuant to this agreement, the insurance company unconditionally and irrevocably guarantees all future payments to certain participants that were receiving payments from the U.S. pension plan. The insurance company assumed all investment risk associated with the assets that were delivered as part of this transaction. Additionally, during the year ended December 31, 2019, the Company discharged certain U.S. pension plan obligations by making lump-sum payments of $15 million to former employees of the Company. As a result, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settled $65 million of projected benefit obligation by liquidating pension plan assets and recorded a non-cash settlement loss of $27 million related to the accelerated recognition of unamortized losses.

The following table summarizes the expenses for the Company’s defined contribution and defined benefit pension plans and the other postretirement defined employee benefit plans:

	Year Ended December 31,
(in millions)	2020	2019	2018
Defined contribution expense	$38	$37	$35
Defined benefit pension expense	15	45	8
Other postretirement employee benefit (income) expense	(1)	—	—
Total	$52	$82	$43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following provides a roll forward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets:

	Pension benefits				Other postretirement
	Year Ended December 31,				employee benefits
	2020		2019		Year Ended December 31,
(in millions)	U.S	Non-U.S.	U.S	Non-U.S.	2020	2019
Change in projected benefit obligation:
Projected benefit obligation, January 1	$198	$695	$253	$612	$81	$87
Service cost	—	21	—	18	—	—
Interest cost	5	16	8	12	2	3
Plan amendments	—	—	—	—	(12)	—
Settlement and curtailment	—	(19)	(65)	(5)	—	—
Actuarial (gain) loss	14	161	17	75	1	3
Currency translation	—	147	—	(1)	—	—
Delphi Technologies acquisition*	—	1,542	—	—	1	—
Benefits paid	(15)	(36)	(15)	(16)	(8)	(12)
Projected benefit obligation, December 31	$202	$2,527	$198	$695	$65	$81
Change in plan assets:
Fair value of plan assets, January 1	$176	$505	$216	$438
Actual return on plan assets	16	83	29	68
Employer contribution	10	164	10	16
Settlements	—	(18)	(65)	(5)
Currency translation	—	115	—	4
Delphi Technologies acquisition*	—	1,228	—	—
Benefits paid	(15)	(36)	(14)	(16)
Fair value of plan assets, December 31	$187	$2,041	$176	$505
Funded status	$(15)	$(486)	$(22)	$(190)	$(65)	$(81)
Amounts in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$26	$—	$28	$—	$—
Current liabilities	(1)	(6)	(1)	(4)	(9)	(10)
Non-current liabilities	(14)	(506)	(21)	(214)	(56)	(71)
Net amount	$(15)	$(486)	$(22)	$(190)	$(65)	$(81)
Amounts in accumulated other comprehensive loss consist of:
Net actuarial loss	$94	$330	$82	$211	$16	$16
Net prior service (credit) cost	(4)	2	(5)	2	(16)	(8)
Net amount	$90	$332	$77	$213	$—	$8

Total accumulated benefit obligation for all plans	$202	$2,471	$198	$660
________________
*Balances are based on actuarial valuations as of October 1, 2020, the date of the Delphi Technologies acquisition. All subsequent activity is included elsewhere within the table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The funded status of pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2020	2019
Accumulated benefit obligation	$(2,401)	$(633)
Plan assets	1,924	425
Deficiency	$(477)	$(208)
Pension deficiency by country:
United States	$(15)	$(22)
United Kingdom	(202)	—
Germany	(139)	(107)
Other	(121)	(79)
Total pension deficiency	$(477)	$(208)

The weighted average asset allocations of the Company’s funded pension plans and target allocations by asset category are as follows:

	December 31,		Target Allocation
	2020	2019
U.S. Plans:
Alternative credit, real estate, cash and other	23%	16%	15% - 25%
Fixed income securities	43%	50%	45% - 55%
Equity securities	34%	34%	25% - 35%
	100%	100%
Non-U.S. Plans:
Insurance contract, real estate, cash and other	31%	30%	15% - 30%
Fixed income securities	55%	33%	50% - 70%
Equity securities	14%	37%	10% - 30%
	100%	100%

The Company's investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. In each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained in each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2020 and 2019. A portion of pension assets is invested in common and commingled trusts.

The Company expects to contribute a total of $20 million to $30 million into its defined benefit pension plans during 2021. Of the $20 million to $30 million in projected 2021 contributions, $6 million are contractually obligated, while any remaining payments would be discretionary.

Refer to Note 16, “Fair Value Measurements,” to the Consolidated Financial Statements for more detail surrounding the fair value of each major category of plan assets, as well as the inputs and valuation techniques used to develop the fair value measurements of the plans’ assets at December 31, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
See the table below for a breakout of net periodic benefit cost between U.S. and non-U.S. pension plans:

	Pension benefits						Other postretirement employee benefits
	Year Ended December 31,
	2020		2019		2018		Year Ended December 31,
(in millions)	U.S	Non-U.S.	U.S	Non-U.S.	U.S	Non-U.S.	2020	2019	2018
Service cost	$—	$21	$—	$18	$—	$18	$—	$—	$—
Interest cost	5	16	8	12	9	12	2	3	3
Expected return on plan assets	(10)	(36)	(11)	(22)	(14)	(27)	—	—	—
Settlements, curtailments and other	—	5	27	1	—	—	—	—	—
Amortization of unrecognized prior service (credit) cost	—	—	(1)	—	(1)	—	(4)	(4)	(4)
Amortization of unrecognized loss	3	11	4	9	4	7	1	1	1
Net periodic cost (income)	$(2)	$17	$27	$18	$(2)	$10	$(1)	$—	$—

The components of net periodic benefit cost other than the service cost component are included in Other postretirement income in the Consolidated Statements of Operations.

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $17 million. The estimated net loss and prior service credit for the other postretirement employee benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $1 million and $3 million, respectively.

The Company's weighted-average assumptions used to determine the benefit obligations for its defined benefit pension and other postretirement employee benefit plans were as follows:

	December 31,
(percent)	2020	2019
U.S. pension plans:
Discount rate	2.31	3.17
Rate of compensation increase	N/A	N/A
U.S. other postretirement employee benefit plans:
Discount rate	1.93	2.95
Rate of compensation increase	N/A	N/A
Non-U.S. pension plans:
Discount rate*	1.44	1.61
Rate of compensation increase	3.23	3.05
________________
*Includes 1.39% and 1.97% for the U.K. pension plans for December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's weighted-average assumptions used to determine the net periodic benefit cost/(income) for its defined benefit pension and other postretirement employee benefit plans were as follows:

	Year Ended December 31,
(percent)	2020	2019
U.S. pension plans:
Discount rate	3.17	4.24
Effective interest rate on benefit obligation	2.73	3.88
Expected long-term rate of return on assets	6.00	6.00
Average rate of increase in compensation	N/A	N/A
U.S. other postretirement plans:
Discount rate	2.95	4.05
Effective interest rate on benefit obligation	2.50	3.68
Expected long-term rate of return on assets	N/A	N/A
Average rate of increase in compensation	N/A	N/A
Non-U.S. pension plans:
Discount rate*	1.69	2.28
Effective interest rate on benefit obligation	2.19	2.06
Expected long-term rate of return on assets**	4.75	5.23
Average rate of increase in compensation	3.10	3.03
________________
*Includes 1.82% and 2.76% for the U.K. pension plans for December 31, 2020 and 2019, respectively.
**Includes 3.97% and 5.00% for the U.K. pension plans for December 31, 2020 and 2019, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The estimated future benefit payments for the pension and other postretirement employee benefits are as follows:

	Pension benefits		Other postretirement employee benefits
(in millions)
Year	U.S.	Non-U.S.
2021	$19	$70	$8
2022	14	79	8
2023	14	74	7
2024	13	76	6
2025	13	82	5
2026-2030	59	465	19

The weighted-average rate of increase in the per capita cost of covered health care benefits is projected to be 6.50% in 2020 for pre-65 and post-65 participants, decreasing to 4.75% by the year 2028. A 25 basis-point change in the assumed health care cost trend would have the following effects:

	25 Basis Point
(in millions)	Increase	Decrease
Effect on other postretirement employee benefit obligation	$1	$(1)
Effect on total service and interest cost components	$(1)	$1

NOTE 19    STOCK-BASED COMPENSATION

The Company has granted restricted common stock and restricted stock units (collectively, "restricted stock") and performance share units as long-term incentive awards to employees and non-employee directors under the BorgWarner Inc. 2018 Stock Incentive Plan (“2018 Plan”). The Company's Board of Directors adopted the 2018 Plan in February 2018, and the Company's stockholders approved the 2018 Plan at the annual meeting of stockholders on April 25, 2018. The 2018 Plan authorizes the issuance of a total of 7 million shares, of which approximately 5 million shares were available for future issuance as of December 31, 2020.

Restricted Stock The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2020, restricted stock in the amount of 778,954 shares and 30,674 shares was granted to employees and non-employee directors, respectively. As defined in the Transaction Agreement, Delphi Technologies’ restricted stock unit awards outstanding were either converted to BorgWarner restricted stock for all continuing employees or settled in cash for certain executives. The value of the awards is recognized as compensation expense ratably over the restriction periods. As of December 31, 2020, there was $37 million of unrecognized compensation expense that will be recognized over a weighted average period of approximately 1.6 years.

Restricted stock compensation expense recorded in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Restricted stock compensation expense	$31	$30	$26
Restricted stock compensation expense, net of tax	$23	$23	$20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at January 1, 2018	1,593	$38.86
Granted	737	$51.70
Vested	(556)	$42.25
Forfeited	(258)	$44.51
Nonvested at December 31, 2018	1,516	$42.97
Granted	1,082	$41.66
Vested	(724)	$36.81
Forfeited	(210)	$44.82
Nonvested at December 31, 2019	1,664	$44.26
Granted	810	$33.94
Vested	(600)	$44.85
Forfeited	(80)	$40.20
Converted*	346	$39.54
Nonvested at December 31, 2020	2,140	$39.58
________________
*Represents outstanding Delphi Technologies restricted stock converted to BorgWarner restricted stock. The Delphi Technologies awards were converted using an exchange ratio of 0.4307 at the close of the acquisition.

Performance share units: The Company grants performance share units to members of senior management that vest at the end of three-year periods based the following metrics:
•Total Stockholder Return Units: This performance metric is based on the Company's performance in terms of total shareholder return relative to a peer group of automotive companies. Based on the Company’s relative ranking within the performance peer group, it is possible for none of the awards to vest or for a range up to 200% of the target shares to vest.
The Company recognizes compensation expense relating to its performance share plans ratably over the performance period regardless of whether the market conditions are expected to be achieved. Compensation expense associated with the performance share plans is calculated using a lattice model (Monte Carlo simulation).
As of December 31, 2020, there was $5 million of unrecognized compensation expense that will be recognized over a weighted average period of approximately 1.5 years.
•Relative Revenue Growth Units: This performance metric is based on the Company's performance in terms of revenue growth relative to the vehicle market over three-year performance periods. Based on the Company’s relative revenue growth in excess of the industry vehicle production, it is possible for none of the awards to vest or for a range up to 200% of the target shares to vest.
The value of this performance share award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to its performance share plans over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to the new projections.
As of December 31, 2020, there was $5 million of unrecognized compensation expense that will be recognized over a weighted average period of approximately 1.6 years. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•Adjusted Earnings Per Share Units: Introduced in the first quarter of 2020, this performance metric is based on the Company’s earnings per share adjusted for certain one-time items and non-operating gains and losses against a pre-defined target measured in the third year of the performance period.
The value of this performance share award is determined by the adjusted earnings per share performance. The Company recognizes compensation expense relating to its performance share plans over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projections.
As of December 31, 2020, there was $3 million of unrecognized compensation expense that will be recognized over a weighted average period of approximately 2 years.

The amounts expensed and common stock issued for performance share units for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020		2019		2018
	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)
Total Stockholder Return	$5	165	$5	—	$9	—
Relative Revenue Growth	4	340	7	315	18	249
Adjusted Earnings Per Share	1	—	—	—	—	—
Total	$10	505	$12	315	$27	249

A summary of the status of the Company’s nonvested performance share units for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Total Stockholder Return		Relative Revenue Growth		Adjusted Earnings Per Share
	Number of shares (in thousands)	Weighted average grant date fair value	Number of shares (in thousands)	Weighted average grant date fair value	Number of shares (in thousands)	Weighted average grant date fair value
Nonvested at January 1, 2018	355	$32.35	355	$39.42	—	$—
Granted	287	$68.38	287	$50.82	—	$—
Vested	—	$—	(166)	$38.62	—	$—
Forfeited	(345)	$38.26	(179)	$45.82	—	$—
Nonvested at December 31, 2018	297	$60.35	297	$47.03	—	$—
Granted	196	$51.52	196	$41.90	—	$—
Vested	(160)	$45.78	(160)	$40.10	—	$—
Forfeited	(93)	$55.82	(93)	$44.30	—	$—
Nonvested at December 31, 2019	240	$64.61	240	$48.52	—	$—
Granted	137	$28.55	137	$34.15	116	$34.16
Vested	(89)	$69.75	(89)	$51.29	—	$—
Forfeited	(17)	$57.36	(17)	$45.35	(2)	$34.11
Nonvested at December 31, 2020	271	$45.20	271	$40.57	114	$34.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 20    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity within accumulated other comprehensive loss:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning Balance, January 1, 2018	$(294)	$(1)	$(198)	$3	$(490)
Adoption of accounting standard	—	—	(14)	—	(14)
Comprehensive (loss) income before reclassifications	(153)	(2)	(42)	(1)	(198)
Income taxes associated with comprehensive (loss) income before reclassifications	5	—	14	—	19
Reclassification from accumulated other comprehensive (loss) income	—	4	8	—	12
Income taxes reclassified into net earnings	—	(1)	(2)	—	(3)
Ending Balance December 31, 2018	$(442)	$—	$(234)	$2	$(674)
Comprehensive (loss) income before reclassifications	(51)	(1)	(29)	(2)	(83)
Income taxes associated with comprehensive (loss) income before reclassifications	(4)	—	4	—	—
Reclassification from accumulated other comprehensive (loss) income	—	1	37	—	38
Income taxes reclassified into net earnings	—	—	(8)	—	(8)
Ending Balance December 31, 2019	$(497)	$—	$(230)	$—	$(727)
Comprehensive (loss) income before reclassifications	133	(1)	(131)	—	1
Income taxes associated with comprehensive (loss) income before reclassifications	43	—	18	—	61
Reclassification from accumulated other comprehensive (loss) income	—	1	16	—	17
Income taxes reclassified into net earnings	—	—	(3)	—	(3)
Ending Balance December 31, 2020	$(321)	$—	$(330)	$—	$(651)

The change in other comprehensive income for the Company’s noncontrolling interest entities is related to foreign currency translation.

NOTE 21    CONTINGENCIES

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws. The PRPs may currently be liable for the cost of clean-up and other remedial activities at 26 and 14 such sites as of December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2020 and 2019, respectively. For the year ended December 31, 2020, 12 of these sites were acquired as part of the Delphi Technologies acquisition. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company has an accrual for environmental liabilities of $7 million and $3 million as of December 31, 2020 and 2019, respectively. This accrual is based on information available to the Company (which in most cases includes: an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives).

Asbestos-related Liability

Like many other industrial companies that have historically operated in the United States, the Company, or parties that the Company is obligated to indemnify, has been named as one of many defendants in asbestos-related personal injury actions. Morse TEC, a former wholly-owned subsidiary of the Company, is the obligor for the Company’s recorded asbestos-related liabilities and the policyholder of the related insurance assets.

Derecognition of Morse TEC

On October 30, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Enstar. Pursuant to the Purchase Agreement, the Company transferred 100% of the equity interests of Morse TEC to Enstar. In connection with this transfer, the Company contributed approximately $172 million in cash to Morse TEC. As Morse TEC was the obligor for the Company's asbestos-related liabilities and policyholder of the related insurance assets, the rights and obligations related to these items transferred upon the sale, and pursuant to the Purchase Agreement, Morse TEC indemnifies the Company and its affiliates for asbestos-related liabilities as more specifically described in the Purchase Agreement. This indemnification obligation with respect to Asbestos-Related Liabilities (as such terms are defined in the Purchase Agreement) are not subject to any cap or time limitation. Following the completion of this transfer, the Company has no obligation with respect to previously recorded asbestos-related liabilities. During the year ended December 31, 2019, in accordance with ASC Topic 810 this subsidiary was derecognized as the Company ceased to control the entity, and the Company removed the associated assets and liabilities from the Consolidated Balance Sheet, resulting in a pre-tax gain of $177 million. In addition, the Company recorded tax expense as a result of the reversal of the previously recorded deferred tax assets related to the asbestos liabilities of $173 million, resulting in an after-tax gain of $4 million.

The Company had certain insurance coverage applicable to asbestos-related claims. The rights to this insurance were transferred with Morse TEC upon the sale of its membership interests. Prior to the derecognition, the coverage was the subject of litigation that remained pending at the time of the derecognition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of the decreases to the respective items within the Consolidated Balance Sheet as of December 31, 2019:

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

2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2018

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

On July 31, 2018, the Division of Enforcement of the Securities and Exchange Commission (“SEC”) informed the Company that it was conducting an investigation related to the Company's historical accounting for asbestos-related claims not yet asserted. The Company fully cooperated with the SEC in connection with its investigation. On August 26, 2020, the SEC announced a settlement with the Company that fully resolved its investigation. Without admitting or denying the SEC’s charges, the Company agreed to the entry of a cease and desist pursuant to the reporting, books and records, and internal controls provisions of the federal securities laws in connection with the Company’s historical accounting for unasserted asbestos-related claims from 2012 to 2016. During the year ended December 31, 2020, the Company paid a civil penalty of approximately $1 million.

Purported Derivative Lawsuit

On December 15, 2020, a putative derivative lawsuit captioned Nyiradi, et al. v. Michas, et al., Case 1:20-cv-01700, was filed in the United States District Court for the District of Delaware against certain former and current directors and former officers of BorgWarner. The lawsuit, which is purportedly brought on the Company’s behalf, names BorgWarner as a nominal defendant. Plaintiffs allege, among other things, violations of the federal securities laws and breaches of fiduciary duty relating to the Company’s past accounting for incurred but not yet asserted asbestos liabilities and its public disclosures. As a nominal defendant, the Company has no direct exposure in connection with the lawsuit.

NOTE 22    LEASES AND COMMITMENTS

The Company’s lease agreements primarily consist of real estate property, such as manufacturing facilities, warehouses, and office buildings, in addition to personal property, such as vehicles, manufacturing and information technology equipment. The Company determines whether a contract is or contains a lease at contract inception. The majority of the Company's lease arrangements are comprised of fixed payments and a limited number of these arrangements include a variable payment component based on certain index fluctuations. As of December 31, 2020, a significant portion of the Company’s leases are classified as operating leases.

Generally, the Company’s operating leases have renewal options that extend the lease terms and some include options to terminate the agreement or purchase the leased asset. The amortizable life of these assets is the lesser of its useful life or the lease term, including renewal periods reasonably assured of being exercised at lease inception.

All leases with an initial term of 12 months or less without an option to extend or purchase the underlying asset that the Company is reasonably certain to exercise (“short-term leases”) are not recorded on the Consolidated Balance Sheet and lease expense is recognized on a straight-line basis over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the lease assets and lease liabilities as of December 31, 2020 and 2019:

		December 31,
(in millions)		2020	2019
Assets	Balance Sheet Location
Operating leases	Other non-current assets	$211	$85
Finance leases	Property, plant and equipment, net	12	1
Total lease assets		$223	$86

Liabilities
Current
Operating leases	Other current liabilities	$47	$18
Finance leases	Notes payable and other short-term debt	2	—
Non-current
Operating leases	Other non-current liabilities	172	67
Finance leases	Long-term debt	12	—
Total lease liabilities		$233	$85

The following table presents lease obligations arising from obtaining leased assets for the years ended December 31, 2020 and 2019. Approximately $159 million of these lease obligations for the year ended December 31, 2020 related to leases assumed in the acquisition of Delphi Technologies on October 1, 2020.

	December 31,
(in millions)	2020	2019
Operating leases	$152	$4
Finance leases	14	—
Total lease obligations	$166	$4

The following table presents the maturity of lease liabilities as of December 31, 2020:

(in millions)	Operating leases	Finance leases
2021	$51	$2
2022	42	2
2023	27	2
2024	23	2
2025	22	2
After 2025	73	6
Total (undiscounted) lease payments	$238	$16
Less: Imputed interest	19	2
Present value of lease liabilities	$219	$14

In the years ended December 31, 2020 and 2019, the Company recorded operating lease costs of $29 million and $24 million, respectively, primarily in Cost of sales in the Consolidated Statement of Operations. The operating cash flows for operating leases were $29 million and $24 million for the years ended December 31, 2020 and 2019, respectively.

In the years ended December 31, 2020 and 2019, the Company recorded short-term lease costs of $21 million and $18 million, respectively, primarily in Cost of sales in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the previous lease accounting standard, total rent expense was $42 million in the year ended December 31, 2018.

Finance lease costs and related cash flows were immaterial for the periods presented.

ASC Topic 842 requires that the rate implicit in the lease be used if readily determinable. Generally, implicit rates are not readily determinable in the Company’s agreements, and the incremental borrowing rate is used for each lease arrangement. The incremental borrowing rates are determined using rates specific to the term of the lease, economic environments where lease activity is concentrated, value of lease portfolio, and assuming full collateralization of the loans. The following table presents the terms and discount rates:

	December 31,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	8	8
Finance leases	8	1
Weighted-average discount rate
Operating leases	2.0%	2.8%
Finance leases	3.1%	0.8%

NOTE 23    EARNINGS PER SHARE

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards described in Note 19, “Stock-Based Compensation,” to the Consolidated Financial Statements are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 480,548 of performance share units excluded from the computation of the diluted earnings per share for the year ended December 31, 2020 because the related performance criteria had not been met as of the balance sheet date.

As a result of the acquisition of Delphi Technologies, approximately 37 million shares were issued at October 1, 2020, which resulted in dilution of approximately 9 million shares on a year-to-date basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions except share and per share amounts)	2020	2019	2018
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$500	$746	$931
Weighted average shares of common stock outstanding	213.0	205.7	208.2
Basic earnings per share of common stock	$2.35	$3.63	$4.47

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$500	$746	$931

Weighted average shares of common stock outstanding	213.0	205.7	208.2
Effect of stock-based compensation	1.0	1.1	1.3
Weighted average shares of common stock outstanding including dilutive shares	214.0	206.8	209.5
Diluted earnings per share of common stock	$2.34	$3.61	$4.44

Antidilutive stock-based awards excluded from the calculation of diluted earnings per share	—	0.1	0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 24    REPORTING SEGMENTS AND RELATED INFORMATION

Following the Delphi Technologies acquisition, in order to align with the manner in which the business is viewed and managed subsequent to the acquisition, the Company reorganized its management reporting structure. Previously, the Company reported its results under two reporting segments, Engine and Drivetrain, which are now combined for reporting purposes with portions of the acquired business and referred to as Air Management and e-Propulsion & Drivetrain, respectively. The former Delphi Technologies Powertrain Products segment was integrated into the Air Management segment, and the former Delphi Technologies Electronics & Electrification segment was integrated into the e-Propulsion & Drivetrain segment. The remaining Delphi Technologies segments comprise two additional reporting segments, which are referred to as Fuel Injection and Aftermarket. Segment information for periods prior to the Delphi Technologies acquisition do not include amounts related to the Delphi Technologies operations. In summary, the Company’s business is aggregated into four reporting segments which are further described below. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.

•Air Management. This segment develops and manufactures products to improve fuel economy, reduce emissions and enhance performance. The Air Management segment’s technologies include: turbochargers, eBoosters, eTurbos, timing systems, emissions systems, thermal systems, gasoline ignition technology, smart remote actuators, powertrain sensors, canisters, cabin heaters, battery heaters and battery charging.
•e-Propulsion & Drivetrain. This segment develops and manufactures products to improve fuel economy, reduce emissions and enhance performance in combustion, hybrid and electric vehicles. The e-Propulsion & Drivetrain segment’s technologies include: rotating electrical components, power electronics, control modules, software, friction and mechanical products for automatic transmissions and torque management products.
•Fuel Injection. This segment includes gasoline and diesel fuel injection components and systems. The gasoline fuel injection portfolio includes a full suite of fuel injection technologies – including pumps, injectors, fuel rail assemblies and complete systems – that deliver greater efficiency for traditional and hybrid vehicles with gasoline combustion engines.
•Aftermarket. Through this segment the Company sells products and services to independent aftermarket customers and original equipment service customers. The aftermarket product portfolio includes a wide range of solutions covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories.

The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. ROIC is comprised of Segment Adjusted EBIT after deducting notional taxes compared to the projected average capital investment required. Segment Adjusted EBIT is comprised of earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for restructuring, merger, acquisition and divestiture expense, impairment charges, affiliates’ earnings and other items not reflective of on-going operating income or loss.

Segment Adjusted EBIT is the measure of segment income or loss used by the Company. The Company believes Segment Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments. The following tables show segment information and Segment Adjusted EBIT for the Company's reporting segments:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2020 Segment information
	Net sales			Year-end assets	Depreciation/ amortization (a)	Long-lived asset expenditures (b)
(in millions)	Customers	Inter-segment	Net
Air Management	$5,598	$80	$5,678	$5,714	$241	$210
e-Propulsion & Drivetrain	3,940	49	3,989	5,412	261	192
Fuel Injection	435	44	479	1,964	32	21
Aftermarket	192	2	194	806	2	2
Inter-segment eliminations	—	(175)	(175)	—	—	—
Total	10,165	—	10,165	13,896	536	425
Corporate (c)	—	—	—	2,133	32	16
Consolidated	$10,165	$—	$10,165	$16,029	$568	$441

2019 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(in millions)	Customers	Inter-segment	Net
Air Management	$6,153	$61	$6,214	$4,536	$227	$219
e-Propulsion & Drivetrain	4,015	—	4,015	4,075	183	254
Inter-segment eliminations	—	(61)	(61)	—	—	—
Total	10,168	—	10,168	8,611	410	473
Corporate (c)	—	—	—	1,091	29	8
Consolidated	$10,168	$—	$10,168	$9,702	$439	$481

2018 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures (b)
(in millions)	Customers	Inter-segment	Net
Air Management	$6,390	$57	$6,447	$4,731	$226	$278
e-Propulsion & Drivetrain	4,140	—	4,140	3,920	175	254
Inter-segment eliminations	—	(57)	(57)	—	—	—
Total	10,530	—	10,530	8,651	401	532
Corporate (c)	—	—	—	1,444	30	14
Consolidated	$10,530	$—	$10,530	$10,095	$431	$546
_______________
(a) In 2020, depreciation and amortization includes incremental amortization associated with purchase accounting and intangibles acquired in the Delphi Technologies acquisition. Additionally, e-Propulsion & Drivetrain includes $38 million related to accelerated amortization for certain intangibles, refer to Note 12, “Goodwill And Other Intangibles,” for more information.
(b) Long-lived asset expenditures include capital expenditures and tooling outlays.
(c) Corporate assets include investments and other long-term receivables and deferred income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Adjusted earnings before interest, income taxes and noncontrolling interest (“Segment Adjusted EBIT”)

	Year Ended December 31,
(in millions)	2020	2019	2018
Air Management	$762	$995	$1,040
e-Propulsion & Drivetrain	359	443	475
Fuel Injection	39	—	—
Aftermarket	22	—	—
Segment Adjusted EBIT	1,182	1,438	1,515
Corporate, including stock-based compensation	192	206	219
Restructuring expense	203	72	67
Merger, acquisition and divestiture expense	96	11	6
Intangible asset accelerated amortization	38	—	—
Amortization of inventory fair value adjustment	27	—	—
Asset impairment and loss on divestiture	17	7	25
Net gain on insurance recovery for property damage	(9)	—	—
Gain on derecognition of subsidiary	—	(177)	—
Unfavorable arbitration loss	—	14	—
Officer stock awards modification	—	2	8
Asbestos-related adjustments	—	—	23
Gain on sale of building	—	—	(19)
Other operating income	—	—	(4)
Equity in affiliates' earnings, net of tax	(18)	(32)	(49)
Unrealized gain on equity securities	(382)	—	—
Interest income	(12)	(12)	(6)
Interest expense	73	55	59
Other postretirement (income) expense	(7)	27	(10)
Earnings before income taxes and noncontrolling interest	964	1,265	1,196
Provision for income taxes	397	468	211
Net earnings	567	797	985
Net earnings attributable to the noncontrolling interest, net of tax	67	51	54
Net earnings attributable to BorgWarner Inc.	$500	$746	$931

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Information

During the year ended December 31, 2020, approximately 80% of the Company's consolidated net sales were outside the United States (“U.S.”), attributing sales to the location of production rather than the location of the customer. Outside the U.S., only Germany, China, South Korea, Mexico and Poland exceeded 5% of consolidated net sales during the year ended December 31, 2020. The Company’s investments in equity securities are excluded from the definition of long-lived assets, as are goodwill and certain other non-current assets.

	Net sales			Long-lived assets
(in millions)	2020	2019	2018	2020	2019	2018
United States	$2,023	$2,335	$2,394	$937	$752	$729
Europe:
Germany	1,175	1,507	1,665	338	328	371
Poland	696	627	519	352	180	171
Hungary	458	589	687	184	164	153
United Kingdom	276	171	169	229	56	53
Other Europe	954	916	982	620	229	229
Total Europe	3,559	3,810	4,022	1,723	957	977
China	2,269	1,711	1,801	1,055	605	589
Mexico	1,035	1,040	978	367	247	223
South Korea	814	786	859	301	221	235
Other foreign	465	486	476	208	152	151
Total	$10,165	$10,168	$10,530	$4,591	$2,934	$2,904

Sales to Major Customers

Consolidated net sales to Ford (including its subsidiaries) were approximately 13%, 15%, and 14% for the years ended December 31, 2020, 2019 and 2018, respectively, and to Volkswagen (including its subsidiaries) were approximately 11% for the years ended December 31, 2020 and 2019 and 12% for the year ended 2018. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.

Sales by Product Line

Sales of turbochargers for light vehicles represented approximately 24%, 28% and 27% of consolidated net sales for the years ended December 31, 2020, 2019 and 2018, respectively. The Company currently supplies light vehicle turbochargers to many OEMs including BMW, Daimler, Stellantis, Ford, General Motors, Great Wall, Hyundai, Renault, Volkswagen and Volvo. No other single product line accounted for more than 10% of consolidated net sales in any of the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 25    OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended December 31,
(in millions)	2020	2019	2018
OPERATING
Net earnings	$567	$797	$985
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and amortization	568	439	431
Restructuring expense, net of cash paid	135	30	33
Stock-based compensation expense	41	42	53
Asset impairment and loss on divestiture	17	7	26
Pension settlement loss	4	27	—
Unrealized gain on equity securities	(382)	—	—
Deferred income tax provision	123	186	(57)
Gain on insurance recovery received for property damages	(9)	—	—
Tax reform adjustments to provision (benefit) for income taxes	—	16	(13)
Pre-tax gain on derecognition of subsidiary	—	(177)	—
Other non-cash adjustments	(17)	—	(12)
Net earnings adjusted for non-cash charges to operations	1,047	1,367	1,446
Retirement plan contributions	(182)	(38)	(43)
Derecognition of a subsidiary	—	(172)	—
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	27	19	(43)
Inventories	(28)	(36)	(53)
Prepayments and other current assets	23	(18)	(19)
Accounts payable and accrued expenses	186	(123)	(76)
Prepaid taxes and income taxes payable	35	(8)	(85)
Other assets and liabilities	76	17	(1)
Net cash provided by operating activities	$1,184	$1,008	$1,126

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$97	$72	$84
Income taxes, net of refunds	$205	$243	$316
Non-cash investing transactions:
Period end accounts payable related to property, plant and equipment purchases	$182	$102	$104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 26    SUBSEQUENT EVENT

On February 15, 2021, the Company entered into a Business Combination Agreement (the “Agreement”) with AKASOL AG (“AKASOL”). As part of the agreement, a wholly-owned subsidiary of the Company will launch a voluntary public takeover offer at €120.00 per share in cash for all outstanding shares of AKASOL, which values 100% of AKASOL’s equity at approximately €727 million. Holders of approximately 59% of AKASOL’s outstanding shares have committed through Irrevocable Undertakings to accept the offer with respect to their shares. The Company anticipates that the transaction will be funded primarily with existing cash balances and potentially some incremental debt. Pursuant to the Agreement and to satisfy certain cash confirmation requirements in support of the acquisition pursuant to German law, on February 19, 2021, the Company entered into a $900 million, 364-day delayed draw term loan facility that is expected to remain undrawn. The transaction, which is expected to close in the second quarter of 2021, is subject to the satisfaction of customary closing conditions and receipt of regulatory approvals.

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

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company's internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). As permitted by Securities and Exchange Commission guidance, management excluded from its assessment of internal control over financial reporting Delphi

Technologies PLC which was acquired on October 1, 2020 and accounted for approximately 27% of consolidated total assets and 11% of consolidated net sales of the Company, as of and for the year ended December 31, 2020, respectively. Based on the assessment, management concluded that, as of December 31, 2020, the Company's internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of internal control over financial reporting as of December 31, 2020 as stated in its report included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

Delayed-draw term loan facility

On February 19, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders, providing for a 364-day, $900 million unsecured delayed-draw term loan facility (the “Credit Facility”).

The Credit Facility is intended to support the Company’s potential financing needs with respect to its proposed acquisition of AKASOL AG (“AKASOL”) and the related voluntary public takeover offer for AKASOL shares. As previously reported, the Company currently anticipates that the proposed acquisition will be funded primarily with existing cash balances and potentially some incremental debt. Pursuant to the agreements relating to the proposed acquisition, the Company is required to obtain a confirmation from a securities services enterprise independent from the Company that the Company and its subsidiary that would effect the proposed acquisition will have sufficient liquidity to fund the completion of the voluntary public takeover offer for the purpose of satisfying German law requirements relating to the offer. No borrowings were made at the closing of the Credit Agreement, and the Company expects the Credit Facility to remain undrawn.

The commitments of the lenders under the Credit Facility will terminate (a) if the proposed acquisition of AKASOL is not consummated and (b) no later than February 18, 2022. Outstanding loans under the Credit Facility, if any, must be mandatorily repaid upon the receipt of proceeds from certain capital markets transactions and from certain asset sales outside the ordinary course of business.

Interest under the Credit Facility accrues at varying rates based upon the type of borrowing under the Credit Facility and the rating by certain specified rating agencies of the Company’s outstanding unsecured senior indebtedness as of the applicable date of borrowing. The Credit Agreement includes a financial covenant that requires the Company to maintain a consolidated leverage ratio of not more than 3.50 to 1.00. Upon the closing of certain acquisitions, the Company, at its option, may temporarily increase the consolidated leverage ratio to 3.75 to 1.00.

The Credit Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to similar obligations, customary ERISA defaults, certain events of bankruptcy and insolvency, judgment defaults or a change in control of the Company. Under the Credit Agreement, an event of default can only occur if a borrowing is outstanding under the Credit Facility. The Credit Agreement also contains customary provisions permitting the lenders to terminate their commitments and accelerate the repayment of all loans outstanding under the Credit Facility during an event of default.

None of the Company or any of its affiliates has a material relationship with any lender in the Credit Facility other than in respect of the Credit Facility, the Company’s other credit facilities, and other customary banking relationships.

Revision of previously disclosed information

Certain amounts reflected in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows included in this filing differ from the corresponding amounts that the Company disclosed in the press release that it issued on February 11, 2021 as set forth below. In the course of finalizing the financial statements and completing related year-end controls, the Company identified and recorded adjustments related to the reclassification of certain balance sheet and cash flow items. These adjustments primarily related to the purchase accounting for the acquisition of Delphi Technologies.

Financial Statement Line Item (in millions)	As disclosed on February 11, 2021	Included in this filing on Form 10-K
Other non-current assets	$5,276	$5,271
Other non-current liabilities	$1,733	$1,757
Total BorgWarner Inc. stockholders’ equity	$6,457	$6,428
Net cash provided by operating activities	$1,224	$1,184
Capital expenditures, including tooling outlays	$(481)	$(441)

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information with respect to directors, executive officers and corporate governance that appears in the Company's proxy statement for its 2021 Annual Meeting of Stockholders under the captions “Election of Directors,” “Information on Nominees for Directors,” “Board Committees,” “Delinquent Section 16(a) Reports,” “Code of Ethics,” and “Compensation Committee Report” is incorporated herein by this reference and made a part of this report.

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

One Form 4 was filed one business day late on behalf of each of Mr. Kevin Nowlan and Dr. Volker Weng due to delays attributable to the Company. Otherwise, based on information provided to the Company by each director and executive officer, the Company believes all beneficial ownership reports required to be filed in 2020 were timely.

Item 11.    Executive Compensation

Information with respect to director and executive compensation that will appear in the Company's proxy statement for its 2021 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Restricted Stock,” “Long-Term Equity Incentives,” and “Change of Control Agreements” is incorporated herein by this reference and made a part of this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership and certain beneficial owners and management and related stockholders matters that will appear in the Company's proxy statement for its 2021 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by this reference and made a part of this report.

For information regarding the Company's equity compensation plans, see Item 5 “Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information with respect to certain relationships and related transactions and director independence that will appear in the Company's proxy statement for its 2021 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions, and Director Independence” is incorporated herein by this reference and made a part of this report.

Item 14.    Principal Accountant Fees and Services

Information with respect to principal accountant fees and services that will appear in the Company's proxy statement for its 2021 Annual Meeting of Stockholders under the caption “Fees Paid to PwC” is incorporated herein by this reference and made a part of this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The information required by Section (a)(3) of Item 15 is set forth on the Exhibit Index that precedes the Signatures page of this Form 10-K. The information required by Section (a)(1) of Item 15 is set forth above in Item 8, Financial Statements and Supplementary Data. All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.
Item 16.    Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Transaction Agreement, dated as of January 28, 2020, by and between BorgWarner Inc. and Delphi Technologies PLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 29, 2020).

2.2
Amendment and Consent Agreement, dated as of May 6, 2020, by and between BorgWarner Inc. and Delphi Technologies PLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 6, 2020).

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

4.6
Sixth Supplemental Indenture, dated as of June 19, 2020, between the Company and Deutsche Bank Trust Company Americas, as the indenture trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed June 19, 2020).

4.7
Seventh Supplemental Indenture, dated as of October 5, 2020, between the Company and Deutsche Bank Trust Company Americas, as the indenture trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed October 5, 2020).

4.8	Description of Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed February 13, 2020).

10.1
Fourth Amended and Restated Credit Agreement, dated as of March 13, 2020, among the Company, as borrower, the Administrative Agent named therein, and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 16, 2020).

†10.2
Form of 2020 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020).

†10.3
Form of 2020 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Units Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020).

Exhibit Number	Description

†10.4
Form of 2020 BorgWarner Inc. 2018 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020).

†10.5
Form of 2020 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 5, 2020).

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

†10.8
Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 25, 2019).

†10.9
Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 25, 2019).

†10.10
Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-U.S. Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 25, 2019).

†10.11	BorgWarner Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed March 16, 2018).

†10.12
Form of 2018 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019).

†10.13
Form of 2018 BorgWarner Inc. 2018 Stock Incentive Plan Stock Units Award Agreement for Non-U.S. Directors (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019).

†10.14
Form of 2018 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019).

†10.15
Amended and Restated BorgWarner Inc. Management Incentive Bonus Plan, effective as of December 31, 2008(incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019).

†10.16
BorgWarner Inc. Retirement Savings Excess Benefit Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019).

†10.17
BorgWarner Inc. Board of Directors Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019).

†10.18
First Amendment, dated as of January 1, 2011, to BorgWarner Inc. Board of Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019).

†10.19
Second Amendment, dated as of August 1, 2016, to BorgWarner Inc. Board of Directors Deferred Compensation Plan. (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed February 9, 2017).

†10.20
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

†10.22
BorgWarner Inc. 2004 Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019).

†10.23
Offer Letter, dated as of March 8, 2019, between BorgWarner Inc. and Kevin A. Nowlan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on April 25, 2019).

†10.24
Revised Offer Letter, dated as of June 7, 2020, between BorgWarner Inc. and Daniel R. Etue (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 5, 2020).

10.25
Distribution and Indemnity Agreement, dated as of January 27, 1993, between Borg-Warner Automotive, Inc. and Borg-Warner Security (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017 filed September 28, 2018).

10.26
Assignment of Trademarks and License Agreement, dated as of November 2, 1994, between Borg-Warner Security Corporation and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017 filed September 28, 2018).

10.27
Amendment to Assignment of Trademarks and License Agreement, dated as of July 31, 1998, between Borg-Warner Security Corporation and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017 filed September 28, 2018).

21.1	Subsidiaries of the Company.*

23.1	Independent Registered Public Accounting Firm's Consent.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*

32.1	Section 1350 Certifications.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*Filed herewith.
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By:	/s/ Frederic B. Lissalde
Frederic B. Lissalde
President and Chief Executive Officer
Date: February 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 22th day of February, 2021.

Signature	Title

/s/ Frederic B. Lissalde	President and Chief Executive Officer
Frederic B. Lissalde	(Principal Executive Officer) and Director

/s/ Kevin A. Nowlan	Executive Vice President and Chief Financial Officer
Kevin A. Nowlan	(Principal Financial Officer)

/s/ Daniel R. Etue	Vice President and Controller
Daniel R. Etue	(Principal Accounting Officer)

/s/ Nelda J. Connors
Nelda J. Connors	Director

/s/ Dennis C. Cuneo
Dennis C. Cuneo	Director

/s/ David S. Haffner
David S. Haffner	Director

/s/ Michael S. Hanley
Michael S. Hanley	Director

/s/ Paul A. Mascarenas
Paul A. Mascarenas	Director

/s/ Shaun E. McAlmont
Shaun E. McAlmont	Director

/s/ John R. McKernan, Jr.
John R. McKernan, Jr.	Director

/s/ Deborah D. McWhinney
Deborah D. McWhinney	Director

/s/ Alexis P. Michas
Alexis P. Michas	Director and Non-Executive Chairman

/s/ Vicki L. Sato
Vicki L. Sato	Director