Form 10-Q
period 2021-03-31
BORGWARNER INC
filed 2021-05-05
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 1-12162
BORGWARNER INC.
________________________________________________
(Exact name of registrant as specified in its charter)

Delaware			13-3404508
(State or other jurisdiction of			(I.R.S. Employer
Incorporation or organization)			Identification No.)

3850 Hamlin Road,	Auburn Hills,	Michigan	48326
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (248) 754-9200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BWA	New York Stock Exchange
1.80% Senior Notes due 2022	BWA22	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of April 30, 2021, the registrant had 239,847,758 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2021

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may constitute forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”), are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Forward-looking statements are not guarantees of performance and the Company’s actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include: uncertainties regarding the extent and duration of impacts of matters associated with the COVID-19/coronavirus pandemic (“COVID-19”), including additional production disruptions; the failure to realize the expected benefits of the acquisition of Delphi Technologies PLC that the Company completed on October 1, 2020; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to acquired businesses; the possibility that the proposed transaction between the Company and AKASOL AG (“Proposed Transaction”) will not be consummated; failure to satisfy any of the conditions to the proposed transaction; failure to realize the expected benefits of the Proposed Transaction; our dependence on automotive and truck production, both of which are highly cyclical and subject to disruptions; our reliance on major original equipment manufacturer (“OEM”) customers; commodities availability and pricing; supply disruptions; fluctuations in interest rates and foreign currency exchange rates; availability of credit; our dependence on key management; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims; future changes in laws and regulations, including, by way of example, tariffs, in the countries in which we operate; and the other risks, including, by way of example, pandemics and quarantines, noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in our most recently-filed Form 10-K as updated by Item 1A of this report. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

This section and the discussions contained in Item 1A, “Risk Factors,” and in Item 7, subheading “Critical Accounting Policies and Estimates” in our most recently-filed Form 10-K are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Act. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties, including without limitation those not currently known to us or that we currently believe are immaterial, also may impair our business, operations, liquidity, financial condition and prospects.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,755	$1,650
Receivables, net	3,153	2,919
Inventories, net	1,361	1,286
Prepayments and other current assets	313	312
Total current assets	6,582	6,167

Property, plant and equipment, net	4,449	4,591
Goodwill	2,596	2,627
Other intangible assets, net	1,059	1,096
Investments and other long-term receivables	557	820
Other non-current assets	728	728
Total assets	$15,971	$16,029

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$51	$49
Accounts payable	2,485	2,352
Other current liabilities	1,385	1,409
Total current liabilities	3,921	3,810

Long-term debt	3,708	3,738

Retirement-related liabilities	552	576
Other non-current liabilities	1,136	1,181

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,589	2,614
Retained earnings	6,321	6,296
Accumulated other comprehensive loss	(736)	(651)
Common stock held in treasury, at cost	(1,810)	(1,834)
Total BorgWarner Inc. stockholders’ equity	6,367	6,428
Noncontrolling interest	287	296
Total equity	6,654	6,724
Total liabilities and equity	$15,971	$16,029

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Net sales	$4,009	$2,279
Cost of sales	3,191	1,832
Gross profit	818	447

Selling, general and administrative expenses	377	213
Other operating expense, net	38	36
Operating income	403	198

Equity in affiliates’ earnings, net of tax	(12)	(5)
Unrealized loss on equity securities	272	9
Interest income	(3)	(2)
Interest expense	21	12
Other postretirement income	(11)	(2)
Earnings before income taxes and noncontrolling interest	136	186

Provision for income taxes	42	49
Net earnings	94	137
Net earnings attributable to noncontrolling interest, net of tax	29	8
Net earnings attributable to BorgWarner Inc.	$65	$129

Earnings per share attributable to BorgWarner Inc. — basic	$0.27	$0.63

Earnings per share attributable to BorgWarner Inc. — diluted	$0.27	$0.63

Weighted average shares outstanding:
Basic	237.7	205.7
Diluted	238.4	206.2

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Net earnings attributable to BorgWarner Inc.	$65	$129

Other comprehensive income (loss)
Foreign currency translation adjustments*	(87)	(74)
Hedge instruments*	(6)	(2)
Defined benefit postretirement plans*	8	2
Total other comprehensive loss attributable to BorgWarner Inc.	(85)	(74)

Comprehensive (loss) income attributable to BorgWarner Inc.*	(20)	55

Net earnings attributable to noncontrolling interest, net of tax	29	8
Other comprehensive loss attributable to noncontrolling interest*	(5)	(3)
Comprehensive income	$4	$60
____________________________________
*    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
OPERATING
Net cash provided by operating activities (see Note 23)	$342	$263
INVESTING
Capital expenditures, including tooling outlays	(195)	(117)
Capital expenditures for damage to property, plant and equipment	(2)	—
Proceeds from settlement of net investment hedges, net	11	1
Proceeds from asset disposals and other, net	1	(4)
Net cash used in investing activities	(185)	(120)
FINANCING
Net increase in notes payable	7	—
Additions to debt	22	13
Payments for debt issuance costs	(1)	—
Repayments of debt, including current portion	(26)	(14)
Payments for stock-based compensation items	(13)	(12)
Dividends paid to BorgWarner stockholders	(40)	(35)
Dividends paid to noncontrolling stockholders	—	(14)
Net cash used in financing activities	(51)	(62)
Effect of exchange rate changes on cash	(1)	(12)
Net increase in cash and cash equivalents	105	69
Cash and cash equivalents at beginning of year	1,650	832
Cash and cash equivalents at end of period	$1,755	$901

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet as of December 31, 2020 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

COVID-19 Pandemic Update

Throughout 2020, COVID-19 materially impacted the Company’s business and results of operations. During the first quarter of 2020, the impact of COVID-19 was initially experienced primarily by operations in China. Following the declaration of COVID-19 as a global pandemic on March 11, 2020, government authorities around the world began to impose shelter-in-place orders and other restrictions. As a result, many OEMs began suspending manufacturing operations, particularly in North America and Europe. This led to various temporary closures of, or reduced operations at, the Company’s manufacturing facilities, late in the first quarter of 2020 and throughout the second quarter of 2020.

During the second half of 2020, as global management of COVID-19 evolved and government restrictions were removed or lessened, production levels improved, and substantially all of the Company’s production facilities resumed closer to normal operations by the end of the third quarter of 2020. It is possible the COVID-19 pandemic could result in adverse impacts in the future. Management cannot reasonably estimate the full impact the COVID-19 pandemic could have on the Company’s financial condition, results of operations or cash flows in the future.

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

In January 2020, the FASB issued ASU No. 2020-1, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” It clarifies the interaction among the accounting for equity securities, equity method investments, and certain derivative instruments. Specifically, for the purposes of applying the ASC Topic 321 measurement alternative, a company should consider observable transactions immediately before applying or upon discontinuing the equity method. Additionally, when determining the accounting for certain forward contracts and purchased options entered into to purchase securities, a company should not consider if the underlying securities would be accounted for under the equity method (ASC Topic 323) or fair value option (ASC Topic 825). This guidance was effective for interim and annual periods beginning after December 15, 2020. The Company adopted this guidance as of January 1, 2021, and there was no impact on its Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” It removes certain exceptions to the general principles in ASC Topic 740 and improves consistent application of and simplifies GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This guidance was effective for interim and annual reporting periods beginning after December 15, 2020. The Company adopted this guidance as of January 1, 2021, and the impact on its Consolidated Financial Statements was immaterial.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20).” It (i) requires the removal of disclosures that are no longer considered cost beneficial; (ii) clarifies specific requirements of certain disclosures; and (iii) adds new disclosure requirements, including the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and reasons for significant gains and losses related to changes in the benefit obligation. This guidance was effective for annual periods beginning after December 15, 2020. The Company adopted this guidance as of January 1, 2021, and there was no impact on these Condensed Consolidated Financial Statements; however, the Company will include the annual disclosures as required in its Form 10-K.

NOTE 3 ACQUISITIONS

Proposed Acquisition of AKASOL AG

On February 15, 2021, the Company entered into a Business Combination Agreement (the “Agreement”) with AKASOL AG (“AKASOL”). Pursuant to the agreement, on March 26, 2021, a wholly-owned subsidiary of the Company launched a voluntary public takeover offer at €120.00 per share in cash for all outstanding shares of AKASOL, which valued 100% of AKASOL’s equity at approximately €727 million. Holders of approximately 59% of AKASOL’s outstanding shares committed through Irrevocable Undertakings to accept the offer with respect to their shares. The final acceptance period for this takeover offer is expected to end on May 26, 2021. The Company anticipates that the transaction will be funded primarily with a combination of available cash and incremental debt. Pursuant to the Agreement and to satisfy certain cash confirmation requirements in support of the acquisition pursuant to German law, on February 19, 2021, the Company entered into a $900 million, 364-day delayed draw term loan facility that was undrawn at March 31, 2021 and is expected to remain undrawn. The transaction, which is expected to close in the second quarter of 2021, has received required regulatory approvals but is subject to the satisfaction of other customary closing conditions.

Delphi Technologies PLC

On October 1, 2020, the Company completed its acquisition of 100% of the outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”) from the shareholders of Delphi Technologies pursuant to the terms of the Transaction Agreement, dated January 28, 2020, as amended on May 6, 2020, by and between the Company and Delphi Technologies (the “Transaction Agreement”). Pursuant to the terms of the Transaction Agreement, the Company issued, in exchange for each Delphi Technologies share, 0.4307 of a share of common stock of the Company, par value $0.01 per share and cash in lieu of any fractional share. In the aggregate, the Company delivered consideration of approximately $2.4 billion. The acquisition strengthens the Company’s electronics and power electronics products, capabilities and scale, positions the Company for greater growth as electrified propulsion systems gain momentum and enhances key combustion, commercial vehicle and aftermarket product offerings. Upon closing, the Company also assumed approximately $800 million (par value) in aggregate principal amount of Delphi Technologies’ outstanding 5.000% Senior Notes due 2025 (the “DT Notes”).

On October 5, 2020, the Company completed its offer to exchange new BorgWarner notes for the DT Notes. Approximately $776 million in aggregate principal amount of outstanding DT Notes, representing 97% of the $800 million total outstanding principal amount of the DT Notes, were validly exchanged and cancelled for new BorgWarner notes. Following such cancellation, approximately $24 million in aggregate principal amount of the DT Notes remain outstanding. Since the majority of the DT Notes were exchanged, the Company was able to eliminate substantially all of the restrictive covenants and events of default not related to payment on the $800 million in outstanding senior notes of the Company.

The following table summarizes the purchase price for Delphi Technologies:

(in millions, except for share data)
BorgWarner common stock issued for purchase of Delphi Technologies	37,188,819
BorgWarner share price at October 1, 2020	$39.54
Fair value of stock consideration	$1,470
Stock compensation consideration	7
Total stock consideration	$1,477
Cash consideration	18
Repayment of Delphi Technologies’ debt	896
Total consideration	$2,391

The purchase price was allocated on a preliminary basis as of October 1, 2020. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. The Company is in the process of finalizing all purchase accounting adjustments related to the Delphi Technologies acquisition. Certain estimated values for the acquisition, including goodwill, intangible assets and deferred taxes are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and subsequent measurement period adjustments:

(in millions)	Initial Allocation	Measurement Period Adjustments	Revised Allocation
ASSETS
Cash and cash equivalents	$460	$—	$460
Receivables, net	901	1	902
Inventories, net	398	(1)	397
Prepayments and other current assets	77	—	77
Property, plant and equipment, net	1,548	—	1,548
Investments and other long-term receivables	103	—	103
Goodwill	710	1	711
Other intangible assets, net	760	—	760
Other non-current assets	359	—	359
Total assets acquired	5,316	1	5,317
LIABILITIES
Notes payable and other short-term debt	2	—	2
Accounts payable	692	—	692
Other current liabilities	609	(1)	608
Long-term debt	934	—	934
Other non-current liabilities:
Retirement-related	313	—	313
Other	286	—	286
Total liabilities assumed	2,836	(1)	2,835
Noncontrolling interests	89	—	89
Net assets and noncontrolling interests acquired	$2,391	$2	$2,393

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $711 million, including the impact of measurement period adjustments, was allocated across the Company’s four segments, as noted in the table below. The goodwill consists of the Company’s expected future economic benefits that will arise from expected future product sales and operational synergies from combining Delphi Technologies with its existing business and is not deductible for tax purposes.

(in millions)
Air Management	$147
e-Propulsion & Drivetrain	281
Fuel Injection	—
Aftermarket	283
Total acquisition date goodwill	$711

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

On a pro forma basis, the combined net sales of the Company and Delphi Technologies for the three months ended March 31, 2020 were $3,224 million.

Romeo Power, Inc.

In May 2019, the Company invested $50 million in exchange for a 20% equity interest in Romeo Systems, Inc., now known as Romeo Power, Inc., (“Romeo”) a technology-leading battery module and pack supplier that was then privately held. The Company accounted for this investment in Series A-1 Preferred Stock of Romeo under the measurement alternative in ASC Topic 321, “Investments - Equity Securities” for equity securities without a readily determinable fair value. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In September 2019, the Company and Romeo contributed total equity of $10 million and formed a new joint venture, BorgWarner Romeo Power LLC (“Romeo JV”), in which the Company owns a 60% interest. Romeo JV is a variable interest entity focusing on producing battery module and pack technology. The Company is the primary beneficiary of Romeo JV and consolidates Romeo JV in its consolidated financial statements.

On December 29, 2020, through the business combination of Romeo Systems, Inc. and special purpose acquisition company RMG Acquisition Corporation, a new entity, Romeo Power, Inc., became a publicly listed company. The Company’s ownership in Romeo was reduced to 14%, and the investment no longer qualified for the measurement alternative under ASC Topic 321 as the investment now has a readily determinable fair value. Therefore, the investment is recorded at fair value on an ongoing basis with changes in fair value being recognized in Unrealized loss on equity securities in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2021, the Company recorded a loss of $272 million to adjust the carrying value of the Company’s investment to fair value of $160 million, which is reflected in Investments and other long-term receivables in the Company’s Condensed Consolidated Balance Sheets.

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

NOTE 4 REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company manufactures and sells products, primarily to OEMs of light vehicles and, to a lesser extent, to other OEMs of commercial vehicles and off-highway vehicles, to certain Tier One vehicle systems suppliers and into the aftermarket. The Company’s payment terms are based on customary business practices and vary by customer type and products offered. We have evaluated the terms of our arrangements and determined that they do not contain significant financing components.
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $15 million and $16 million at March 31, 2021 and December 31, 2020, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets and were $14 million and $6 million at March 31, 2021 and $22 million and $6 million at December 31, 2020, respectively. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
Sales to certain aftermarket customers provide a right of return to the customers. The Company recognizes an estimated return asset (and adjusts for cost of sales) for the right to recover the products returned by the customer. ASC Topic 606 requires that return assets be presented separately from inventory. As of March 31, 2021 and December 31, 2020, the Company had return assets of $9 million and $8 million recorded in Prepayments and other current assets, respectively.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of March 31, 2021 and December 31, 2020, the Company recorded customer incentive payments of $43 million in Prepayments and other current assets, and $153 million and $166 million in Other non-current assets in the Condensed Consolidated Balance Sheets, respectively.

The following tables represent a disaggregation of revenue from contracts with customers by reporting segment and region and reflects the results of former Delphi Technologies entities in the three months ended March 31, 2021. Refer to Note 22, “Reporting Segments And Related Information,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended March 31, 2021
(In millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$532	$535	$3	$67	$1,137
Europe	833	276	271	102	1,482
Asia	572	602	137	13	1,324
Other	31	6	15	14	66
Total	$1,968	$1,419	$426	$196	$4,009

	Three Months Ended March 31, 2020
(In millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$387	$423	$—	$—	$810
Europe	711	191	—	—	902
Asia	291	242	—	—	533
Other	30	4	—	—	34
Total	$1,419	$860	$—	$—	$2,279

NOTE 5 RESTRUCTURING

The Company’s restructuring activities are undertaken, as necessary, to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s business and to relocate operations to best cost locations.

The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or termination benefits) and other costs, which are primarily professional fees and costs related to facility closures and exits.

	Three Months Ended March 31, 2021
(in millions	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Total
Employee termination benefits	$14	$4	$3	$21
Other	3	6	—	9
Total restructuring expense	$17	$10	$3	$30

	Three Months Ended March 31, 2020
	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Total
Employee termination benefits	$11	$1	$—	$12
Other	2	1	—	3
Total restructuring expense	$13	$2	$—	$15

The following tables display a rollforward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions	Employee Benefit Terminations	Other	Total
Balance at January 1, 2021	$160	$13	$173
Restructuring expense, net	21	9	30
Cash payments	(54)	(12)	(66)
Balance at March 31, 2021	127	10	137
Less: Non-current restructuring liability	48	3	51
Current restructuring liability at March 31, 2021	$79	$7	$86

	Employee Benefit Terminations	Other	Total
Balance at January 1, 2020	$34	$—	$34
Restructuring expense, net	12	3	15
Cash payments	(13)	(1)	(14)
Balance at March 31, 2020	33	2	35
Less: Non-current restructuring liability	—	—	—
Current restructuring liability at March 31, 2020	$33	$2	$35

In February 2020, the Company announced a restructuring plan to address existing structural costs. During the three months ended March 31, 2021 and 2020, the Company recorded $24 million and $15 million of restructuring charges related to this plan, respectively. Cumulatively, the Company has incurred $172 million of restructuring charges related to this plan. This plan is expected to result in a total of $300 million of restructuring costs through 2022. Nearly all of the restructuring charges associated with this plan are expected to be cash expenditures.

In 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this program post-acquisition and has recorded cumulative charges of $7 million since October 1, 2020, including approximately $5 million in restructuring charges during the three months ended March 31, 2021. Actions under this program have been substantially completed as of March 31, 2021. Any remaining charges related to this program are subject to consultation with employee works councils and other employee representatives and are not expected to be significant.

During the three months ended March 31, 2021 and 2020, the Company incurred restructuring expenses primarily related to these actions:

Air Management
•During the three months ended March 31, 2021, the segment recorded $15 million of restructuring costs, primarily related to severance costs, professional fees and a voluntary termination program to reduce existing structural costs.
•During the three months ended March 31, 2021, the segment recorded $2 million primarily related to severance costs under a legacy Delphi Technologies restructuring plan to realign its global technical center footprint and implement headcount reductions.
•During the three months ended March 31, 2020, the segment recorded $13 million of restructuring costs, of which $8 million related to a voluntary termination program where approximately 350 employees accepted termination packages and $5 million related to severance costs and professional fees for specific actions to reduce structural costs.
e-Propulsion & Drivetrain
•During the three months ended March 31, 2021, the segment recorded $6 million primarily related to severance costs, equipment relocation and professional fees to reduce existing structural costs and $4 million related to professional fees and other costs associated with the announced closure of a facility in Europe.
•During the three months ended March 31, 2020, the segment recorded $2 million primarily related to professional fees for actions to reduce structural costs and severance costs.
Fuel Injection
•During the three months ended March 31, 2021, the segment recorded $3 million primarily related to severance costs under a legacy Delphi Technologies restructuring plan to realign its global technical center footprint and implement headcount reductions.

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

NOTE 6 RESEARCH AND DEVELOPMENT COSTS

The Company’s net Research & Development (“R&D”) expenditures are included in Selling, general and administrative expenses of the Condensed Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer.

Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation, as stated in the respective customer agreement. The Company has contracts with several customers relating to R&D activities that the Company performs at the Company’s various R&D locations.

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2021	2020
Gross R&D expenditures	$200	$118
Customer reimbursements	(17)	(9)
Net R&D expenditures	$183	$109

NOTE 7 OTHER OPERATING EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended March 31,
(in millions)	2021	2020
Restructuring expense (Note 5)	$30	$15
Merger, acquisition and divestiture expense	13	21
Net gain on insurance recovery for property damage	(2)	—
Other income, net	(3)	—
Other operating expense, net	$38	$36

Merger, acquisition and divestiture expense: During the three months ended March 31, 2021 and 2020, the Company recorded merger, acquisition and divestiture expense of $13 million and $21 million, respectively. The expense for 2021 primarily related to professional fees for integration and other support associated with the Company’s acquisition of Delphi Technologies completed on October 1, 2020 and professional fees associated with the proposed acquisition of AKASOL. The expense for 2020 primarily related to professional fees associated with the Company’s acquisition of Delphi Technologies.

NOTE 8 INCOME TAXES

The Company’s provision for income taxes is based upon an estimated annual tax rate for the year applied to federal, state and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 31% and 26%, respectively. The 2021 rate was unfavorably impacted by jurisdictions with pretax losses for which no tax benefit could be realized. Additionally, the Company’s effective tax rate includes a net discrete tax benefit of $20 million primarily related to changes to certain withholding rates applied to unremitted earnings. The 2020 rate includes reductions in income tax expense of $4 million related to restructuring expense and $12 million for other one-time adjustments. The other one-time adjustments primarily relate to tax law changes in India that were enacted during the quarter and the release of certain unrecognized tax benefits due to the closure of an audit.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates which vary from those in the U.S., jurisdictions with pretax losses for which no tax benefit could be realized, U.S. taxes on foreign earnings, the realization of certain business tax credits (including foreign tax credits), and permanent differences between book and tax treatment for certain items (including equity in affiliates’ earnings).

NOTE 9 INVENTORIES, NET

A summary of Inventories, net is presented below:

	March 31,	December 31,
(in millions)	2021	2020
Raw material and supplies	$875	$827
Work in progress	162	150
Finished goods	342	324
FIFO inventories	1,379	1,301
LIFO reserve	(18)	(15)
Inventories, net	$1,361	$1,286

NOTE 10 OTHER CURRENT AND NON-CURRENT ASSETS

Additional detail related to assets is presented below:

	March 31,	December 31,
(in millions)	2021	2020
Prepayments and other current assets:
Prepaid tooling	$86	$84
Prepaid taxes	58	64
Customer incentive payments (Note 4)	43	43
Prepaid engineering	33	33
Contract assets (Note 4)	15	16
Other	78	72
Total prepayments and other current assets	$313	$312

Investments and other long-term receivables:
Investment in equity affiliates	$306	$297
Equity securities (Note 3)	202	472
Other long-term receivables	49	51
Total investments and other long-term receivables	$557	$820

Other non-current assets:
Deferred income taxes	$291	$291
Operating leases	219	211
Customer incentive payments (Note 4)	153	166
Other	65	60
Total other non-current assets	$728	$728

NOTE 11 GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of each year, the Company assesses its goodwill assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. No events or circumstances were noted in the first quarter of 2021 requiring additional assessment or testing. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Air Management	e-Propulsion & Drivetrain	Aftermarket	Total
Gross goodwill balance, December 31, 2020	$1,517	$1,313	$299	$3,129
Accumulated impairment losses, December 31, 2020	(502)	—	—	(502)
Net goodwill balance, December 31, 2020	$1,015	$1,313	$299	$2,627
Goodwill during the period:
Measurement period adjustments	(4)	9	(4)	1
Other, primarily translation adjustment	(13)	(12)	(7)	(32)
Ending balance, March 31, 2021	$998	$1,310	$288	$2,596

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		March 31, 2021			December 31, 2020
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	7 - 15	$380	$81	$299	$383	$77	$306
Customer relationships	7 - 15	868	276	592	893	272	621
Miscellaneous	1 - 13	9	7	2	10	7	3
Total amortized intangible assets		1,257	364	893	1,286	356	930
Unamortized trade names		166	—	166	166	—	166
Total other intangible assets		$1,423	$364	$1,059	$1,452	$356	$1,096

NOTE 12 PRODUCT WARRANTY

The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and non-current liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2021	2020
Beginning balance, January 1	$253	$116
Provisions for current period sales	28	15
Adjustments of prior estimates	13	5
Payments	(29)	(18)
Translation adjustment	(5)	(2)
Ending balance, March 31	$260	$116

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(in millions)	2021	2020
Accounts payable and accrued expenses	$155	$164
Other non-current liabilities	105	89
Total product warranty liability	$260	$253

NOTE 13 NOTES PAYABLE AND DEBT

As of March 31, 2021 and December 31, 2020, the Company had debt outstanding as follows:

	March 31,	December 31,
(in millions)	2021	2020
Short-term borrowings	$47	$45

Long-term debt
1.800% Senior notes due 11/07/22 (€500 million par value)	585	609
3.375% Senior notes due 03/15/25 ($500 million par value)	498	498
5.000% Senior notes due 03/15/25 ($800 million par value)*	906	912
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,089	1,088
7.125% Senior notes due 02/15/29 ($121 million par value)	119	119
4.375% Senior notes due 03/15/45 ($500 million par value)	494	494
Term loan facilities, finance leases and other	21	22
Total long-term debt	3,712	3,742
Less: current portion	4	4
Long-term debt, net of current portion	$3,708	$3,738
________________
*Includes the fair value step-up from the Delphi Technologies acquisition, which was based on observable market data and will be amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of March 31, 2021 and December 31, 2020, the Company had $47 million and $45 million, respectively, in borrowings under these facilities, which are classified in Notes payable and short-term debt on the Condensed Consolidated Balance Sheets.

The weighted average interest rate on short-term borrowings outstanding as of March 31, 2021 and December 31, 2020 was 1.6% and 1.7%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding cross-currency swaps, as of March 31, 2021 and December 31, 2020 was 2.8%.

On February 19, 2021, the Company entered into a $900 million, 364-day delayed draw term loan facility to satisfy certain cash confirmation requirements in support of the proposed acquisition of AKASOL. The facility remained undrawn at March 31, 2021 and is expected to remain undrawn. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements for more information.

The Company has a $2.0 billion multi-currency revolving credit facility which allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at March 31, 2021. At March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2021 and December 31, 2020.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of March 31, 2021 and December 31, 2020, the estimated fair values of the Company’s senior unsecured notes totaled $3,893 million and $4,052 million, respectively. The estimated fair values were $202 million higher than their carrying value at March 31, 2021 and $332 million higher than their carrying value at December 31, 2020. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $36 million and $33 million at March 31, 2021 and December 31, 2020, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER CURRENT AND NON-CURRENT LIABILITIES

Additional detail related to liabilities is presented in the table below:

	March 31,	December 31,
(in millions)	2021	2020
Other current liabilities:
Payroll and employee related	$224	$301
Customer related	238	198
Product warranties (Note 12)	155	164
Income taxes payable	112	102
Employee termination benefits (Note 5)	79	101
Indirect taxes	71	69
Accrued freight	51	41
Operating leases	49	47
Dividends payable	39	6
Interest	31	18
Insurance	20	20
Retirement related	15	16
Contract liabilities (Note 4)	14	22
Other	287	304
Total other current liabilities	$1,385	$1,409

Other non-current liabilities:
Non-current income tax liabilities	$306	$300
Deferred income taxes	235	276
Operating leases	176	172
Derivative instruments	126	162
Product warranties (Note 12)	105	89
Deferred income	64	55
Employee termination benefits (Note 5)	48	59
Other	76	68
Total other non-current liabilities	$1,136	$1,181

NOTE 15 FAIR VALUE MEASUREMENTS

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Basis of fair value measurements
(in millions)	Balance at March 31, 2021	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Investment in equity securities	$160	$160	$—	$—	A
Foreign currency contracts	$13	$—	$13	$—	A
Net investment hedge contracts	$6	$—	$6	$—	A
Liabilities:
Foreign currency contracts	$17	$—	$17	$—	A
Net investment hedge contracts	$123	$—	$123	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2020	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Investment in equity securities	$432	$432	$—	$—	A
Foreign currency contracts	$5	$—	$5	$—	A
Liabilities:
Foreign currency contracts	$6	$—	$6	$—	A
Net investment hedge contracts	$161	$—	$161	$—	A

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2021 and December 31, 2020, the Company had no derivative contracts that contained credit risk-related contingent features.

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At March 31, 2021 and December 31, 2020, the Company had no material commodity derivative contracts. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At March 31, 2021 and December 31, 2020, the Company had no outstanding interest rate swaps or options.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). The Company has also designated its Euro-denominated debt as a net investment hedge of the Company’s investment in a European subsidiary. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At March 31, 2021 and December 31, 2020, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)*
Functional Currency	Traded Currency	Notional in traded currency March 31, 2021	Notional in traded currency December 31, 2020	Ending Duration
British pound	Euro	102	97	Dec - 22
British pound	US dollar	10	—	Dec - 22
Chinese renminbi	US dollar	131	113	Dec - 22
Chinese renminbi	Euro	42	—	Dec - 21
Euro	Hungarian forint	6,266	—	Dec - 21
Euro	Polish zloty	365	147	Dec - 22
Euro	Swedish krona	127	—	Dec - 21
Euro	US dollar	24	41	Dec - 21
Indian rupee	US dollar	22	—	Dec - 21
Korean won	Euro	11	2	Dec - 21
Korean won	US dollar	36	19	Dec - 21
US dollar	Euro	53	55	Dec - 22
US dollar	Singapore Dollar	48	47	Dec - 22
US dollar	Korean won	15,000	15,000	Apr - 21
US dollar	Mexican peso	2,012	1,178	Dec - 22
Thailand baht	US dollar	13	6	Dec - 21

*Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. dollar equivalent as of March 31, 2021 and December 31, 2020.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). At March 31, 2021 and December 31, 2020, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(millions of dollars)	March 31, 2021	December 31, 2020	Ending duration
US dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
US dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul - 27
Fixed paying notional	€976	€976	Jul - 27
US dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 23
Fixed paying notional	¥10,798	¥10,978	Feb - 23

At March 31, 2021 and December 31, 2020, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	March 31, 2021	December 31, 2020	Location	March 31, 2021	December 31, 2020
Foreign currency	Prepayments and other current assets	$7	$1	Other current liabilities	$13	$4
Foreign currency	Other non-current assets	$1	$—	Other non-current liabilities	$3	$1
Net investment hedges		$6		Other non-current liabilities	$123	$161
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$5	$4	Other current liabilities	$1	$1

Effectiveness for cash flow hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Gains and losses arising from these contracts that are included in the assessment of effectiveness are deferred into Accumulated Other Comprehensive Loss (“AOCI”) and reclassified into income as the underlying operating transactions are recognized. These realized gains or losses offset the hedged transaction and are recorded on the same line in the statement of operations. The initial value of any component excluded from the assessment of effectiveness will be recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method will be recognized in AOCI.

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2021 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2021	December 31, 2020
Net investment hedges:
Foreign currency	$3	$3	$—
Cross-currency swaps	(95)	(139)	—
Foreign currency-denominated debt	(43)	(68)	—
Total	$(135)	$(204)	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended March 31, 2021
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$4,009	$3,191	$377	$(85)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(6)

	Three Months Ended March 31, 2020
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$2,279	$1,832	$213	$(74)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(3)

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended March 31,
Net investment hedges	2021	2020
Foreign currency	$—	$1
Cross-currency swaps	$44	$35
Foreign currency-denominated debt	$25	$8

Derivatives designated as net investment hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains recorded in Interest expense and finance charges on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended March 31,
Net investment hedges	2021	2020
Cross-currency swaps	$5	$4
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

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains and (losses) recorded in income:

(in millions)		Three Months Ended March 31,
Contract Type	Location	2021	2020
Foreign Currency	Selling, general and administrative expenses	$1	$3

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2021 range from $15 million to $25 million, of which $7 million has been contributed through the first three months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit (income) cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2021		2020
Three Months Ended March 31,	US	Non-US	US	Non-US	2021	2020
Service cost	$—	$6	$—	$5	$—	$—
Interest cost	1	8	1	2	—	1
Expected return on plan assets	(3)	(21)	(3)	(6)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	—	(1)
Amortization of unrecognized loss	1	3	1	3	—	—
Net periodic benefit (income) cost	$(1)	$(4)	$(1)	$4	$—	$—

The components of net periodic benefit (income) cost other than the service cost component are included in Other postretirement income in the Condensed Consolidated Statements of Operations.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three months ended March 31, 2021 and 2020, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2020	$3	$2,614	$(1,834)	$6,296	$(651)	$296
Dividends declared ($0.17 per share*)	—	—	—	(40)	—	(33)
Net issuance for executive stock plan	—	(2)	3	—	—	—
Net issuance of restricted stock	—	(23)	21	—	—	—
Net earnings	—	—	—	65	—	29
Other comprehensive loss	—	—	—	—	(85)	(5)
Balance, March 31, 2021	$3	$2,589	$(1,810)	$6,321	$(736)	$287

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2019	$3	$1,145	$(1,657)	$5,942	$(727)	$138
Dividends declared ($0.17 per share*)	—	—	—	(35)	—	(3)
Net issuance for executive stock plan	—	(16)	12	—	—	—
Net issuance of restricted stock	—	(20)	22	—	—	—
Net earnings	—	—	—	129	—	8
Other comprehensive loss	—	—	—	—	(74)	(3)
Balance, March 31, 2020	$3	$1,109	$(1,623)	$6,036	$(801)	$140
____________________________________
* The dividends declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three months ended March 31, 2021 and 2020:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2020	$(321)	$—	$(330)	$(651)
Comprehensive (loss) income before reclassifications	(73)	(6)	4	(75)
Income taxes associated with comprehensive (loss) income before reclassifications	(14)	—	1	(13)
Reclassification from accumulated other comprehensive loss	—	—	4	4
Income taxes reclassified into net earnings	—	—	(1)	(1)
Ending balance, March 31, 2021	$(408)	$(6)	$(322)	$(736)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2019	$(497)	$—	$(230)	$(727)
Comprehensive (loss) income before reclassifications	(64)	(2)	6	(60)
Income taxes associated with comprehensive (loss) income before reclassifications	(10)	—	(2)	(12)
Reclassification from accumulated other comprehensive loss	—	—	(3)	(3)
Income taxes reclassified into net earnings	—	—	1	1
Ending balance, March 31, 2020	$(571)	$(2)	$(228)	$(801)

NOTE 20 CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s environmental contingencies are discussed below. The Company’s management does not expect that an adverse outcome in any of these other commercial and legal claims, actions and complaints will have a material adverse effect on the Company’s results of operations, financial position or cash flows, although such adverse outcome could be material to the results of operations in a particular quarter.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 26 such sites as of March 31, 2021 and December 31, 2020. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $7 million as of March 31, 2021 and December 31, 2020 included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. This accrual is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives).

Purported Derivative Lawsuit

On December 15, 2020, a putative derivative lawsuit captioned Nyiradi, et al. v. Michas, et al., Case 1:20-cv-01700, was filed in the United States District Court for the District of Delaware against certain former and current directors and former officers of BorgWarner. The lawsuit, which is purportedly brought on the Company’s behalf, names BorgWarner as a nominal defendant. Plaintiffs allege, among other things, violations of the federal securities laws and breaches of fiduciary duty relating to the Company’s past accounting for incurred but not yet asserted asbestos liabilities and its public disclosures. As a nominal defendant, the Company has no direct exposure in connection with the lawsuit. On April 14, 2021, BorgWarner and the plaintiffs agreed in principle to dismiss the case without prejudice, without any payment by BorgWarner, and the dismissal occurred on April 22, 2021.

NOTE 21 EARNINGS PER SHARE

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 925,379 and 114,720 of performance share units excluded from the computation of the diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively, because the related performance criteria had not been met as of the balance sheet date.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$65	$129
Weighted average shares of common stock outstanding	237.7	205.7
Basic earnings per share of common stock	$0.27	$0.63

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$65	$129

Weighted average shares of common stock outstanding	237.7	205.7
Effect of stock-based compensation	0.7	0.5
Weighted average shares of common stock outstanding including dilutive shares	238.4	206.2
Diluted earnings per share of common stock	$0.27	$0.63

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share:	—	—

NOTE 22 REPORTING SEGMENTS AND RELATED INFORMATION

The Company’s business is comprised of four reporting segments: Air Management, e-Propulsion & Drivetrain, Fuel Injection and Aftermarket. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. ROIC is comprised of Segment Adjusted EBIT after deducting notional taxes compared to the projected average capital investment required. Segment Adjusted EBIT is comprised of earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for restructuring, merger, acquisition and divestiture expense, impairment charges, affiliates’ earnings and other items not reflective of ongoing operating income or loss.

Segment Adjusted EBIT is the measure of segment income or loss used by the Company. The Company believes Segment Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments. The following tables show segment information and Segment Adjusted EBIT for the Company’s reporting segments:

Net Sales by Reporting Segment

	Three Months Ended March 31,
(in millions)	2021	2020
Air Management	$2,011	$1,434
e-Propulsion & Drivetrain	1,466	860
Fuel Injection	475	—
Aftermarket	197	—
Inter-segment eliminations	(140)	(15)
Net sales	$4,009	$2,279

Segment Adjusted EBIT

	Three Months Ended March 31,
(in millions)	2021	2020
Air Management	$322	$208
e-Propulsion & Drivetrain	137	63
Fuel Injection	33	—
Aftermarket	21	—
Segment Adjusted EBIT	513	271
Corporate, including stock-based compensation	69	37
Restructuring expense	30	15
Merger, acquisition and divestiture expense	13	21
Net gain on insurance recovery for property damage	(2)	—
Equity in affiliates’ earnings, net of tax	(12)	(5)
Unrealized loss on equity securities	272	9
Interest income	(3)	(2)
Interest expense	21	12
Other postretirement income	(11)	(2)
Earnings before income taxes and noncontrolling interest	136	186
Provision for income taxes	42	49
Net earnings	94	137
Net earnings attributable to noncontrolling interest, net of tax	29	8
Net earnings attributable to BorgWarner Inc.	$65	$129

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31,
(in millions)	2021	2020
OPERATING
Net earnings	$94	$137
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and amortization	195	112
Stock-based compensation expense	12	10
Restructuring expense, net of cash paid	18	2
Deferred income tax benefit	(64)	(5)
Unrealized loss on equity securities	272	9
Other non-cash adjustments	(16)	(4)
Net earnings adjusted for non-cash charges to operations	511	261
Retirement plan contributions	(7)	(5)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(290)	152
Inventories	(104)	(58)
Prepayments and other current assets	—	(8)
Accounts payable and accrued expenses	172	(96)
Prepaid taxes and income taxes payable	18	8
Other assets and liabilities	42	9
Net cash provided by operating activities	$342	$263

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$25	$29
Income taxes, net of refunds	$75	$43
Non-cash investing transactions
Period end accounts payable related to property, plant and equipment purchases	$107	$55

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company” or “BorgWarner”) is a global product leader in clean and efficient technology solutions for combustion, hybrid, and electric vehicles. Our products help improve vehicle performance, propulsion efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles, vans and light trucks). The Company’s products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). We also manufacture and sell out products to certain tier one vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, the Americas and Asia and is an original equipment supplier to nearly every major automotive OEM in the world.

On October 1, 2020, the Company completed its acquisition of 100% of the outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”). Results of operations for Delphi Technologies are included in the Company’s financial information for the three months ended March 31, 2021. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

COVID-19 Pandemic Update

Throughout 2020, COVID-19 materially impacted the Company’s business and results of operations. During the first quarter of 2020, the impact of COVID-19 was initially experienced primarily by operations in China. Following the declaration of COVID-19 as a global pandemic on March 11, 2020, government authorities around the world began to impose shelter-in-place orders and other restrictions. As a result, many OEMs began suspending manufacturing operations, particularly in North America and Europe. This led to various temporary closures of, or reduced operations at, the Company’s manufacturing facilities, late in the first quarter of 2020 and throughout the second quarter of 2020

During the second half of 2020, as global management of COVID-19 evolved and government restrictions were removed or lessened, production levels improved, and substantially all of our production facilities resumed closer to normal operations by the end of the third quarter of 2020. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside of our control requiring us to adjust our operating plan. It is possible COVID-19 could result in adverse impacts in the future. We cannot reasonably estimate the full impact COVID-19 could have on our financial condition, results of operations or cash flows in the future.

Proposed Acquisition of AKASOL AG

On February 15, 2021, the Company entered into a Business Combination Agreement with AKASOL AG (“AKASOL”). Pursuant to the agreement, on March 26, 2021, a wholly-owned subsidiary of the Company launched a voluntary public takeover offer at €120.00 per share in cash for all outstanding shares of AKASOL, which valued 100% of AKASOL’s equity at approximately €727 million. Holders of approximately 59% of AKASOL’s outstanding shares committed through Irrevocable Undertakings to accept the offer with respect to their shares. The final acceptance period for this takeover offer is expected to end on May 26, 2021. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information. The Company anticipates the transaction will be funded primarily with a combination of available cash and incremental debt. The transaction is expected to close in the second quarter of 2021, has received regulatory approval and is subject to the satisfaction of other customary closing conditions.

Recent Developments – Electrification Portfolio Strategy

The Company recently announced, at its Investor Day on March 23, 2021, its strategy to continue to deliberately grow its electrification portfolio over time through organic investments and technology-focused acquisitions, most recently through the 2020 purchase of Delphi Technologies as well as the pending acquisition of AKASOL AG. The Company believes it is well positioned for the industry’s anticipated migration to electric vehicles, and recently announced plans to continue to expand its electrification portfolio by allocating more R&D investment toward electrification technologies and through incremental technology focused acquisitions. Additionally, the Company announced a plan to dispose of certain internal combustion assets, targeting dispositions of assets generating approximately $1 billion in annual revenue in the next 12 to 18 months and approximately $3 to $4 billion in annual revenue by 2025. The Company is targeting its revenue from products for pure electric vehicles to be over 25% of its total revenue by 2025 and approximately 45% of its total revenue by 2030.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

The following table presents a summary of our operating results:

	Three Months Ended March 31,
(in millions, except per share data)	2021		2020
Net sales		% of net sales		% of net sales
Air Management	$2,011	50.2%	$1,434	62.9%
e-Propulsion & Drivetrain	1,466	36.6	860	37.7
Fuel Injection	475	11.8	—	—
Aftermarket	197	4.9	—	—
Inter-segment eliminations	(140)	(3.5)	(15)	(0.7)
Total net sales	4,009	100.0	2,279	100.0
Cost of sales	3,191	79.6	1,832	80.4
Gross profit	818	20.4	447	19.6
Selling, general and administrative expenses - R&D	183	4.6	109	4.8
Selling, general and administrative expenses - Other	194	4.8	104	4.6
Other operating expense - Restructuring expense	30	0.7	15	0.7
Other operating expense, net - Other	8	0.2	21	0.9
Operating income	403	10.1	198	8.7
Equity in affiliates’ earnings, net of tax	(12)	(0.3)	(5)	(0.2)
Unrealized loss on equity securities	272	6.8	9	0.4
Interest income	(3)	(0.1)	(2)	(0.1)
Interest expense	21	0.5	12	0.5
Other postretirement income	(11)	(0.3)	(2)	(0.1)
Earnings before income taxes and noncontrolling interest	136	3.4	186	8.2
Provision for income taxes	42	1.0	49	2.2
Net earnings	94	2.3	137	6.0
Net earnings attributable to the noncontrolling interest, net of tax	29	0.7	8	0.4
Net earnings attributable to BorgWarner Inc.	$65	1.6%	$129	5.7%
Earnings per share — diluted	$0.27		$0.63

Net sales for the three months ended March 31, 2021 totaled $4,009 million, an increase of 76% from the three months ended March 31, 2020. During the three months ended March 31, 2021, legacy Delphi Technologies increased revenues by $1,142 million. Excluding the net impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of the Delphi Technologies acquisition, net sales increased approximately 20%, primarily due to increased demand for the Company’s products and the recovery of global markets from the negative effects of COVID-19 on 2020 production, primarily in China.

Cost of sales as a percentage of net sales was 79.6% during the three months ended March 31, 2021, compared to 80.4% during the three months ended March 31, 2020. The Company’s material cost of sales was 52% and 55% of net sales during the three months ended March 31, 2021 and 2020, respectively. Gross profit and gross margin were $818 million and 20.4%, respectively, during the three months ended March 31, 2021 compared to $447 million and 19.6%, respectively, during the three months ended March 31, 2020. The increase in gross margin was primarily due to conversion on higher sales.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2021 were $377 million as compared to $213 million for the three months ended March 31, 2020. SG&A as a percentage of net sales was 9.4% and 9.3% for the three months ended March 31, 2021 and 2020, respectively. The increase in SG&A was primarily related to Delphi Technologies.

Research and Development (“R&D”) expenses, net of customer reimbursements, were $183 million, or 4.6% of net sales, for the three months ended March 31, 2021, compared to $109 million, or 4.8% of net sales, for the three months ended March 31, 2020. The increase in R&D costs, net of customer reimbursements, for the three months ended March 31, 2021 compared with the three months ended March 31, 2020 was primarily due to the acquisition of Delphi Technologies, which increased R&D costs by $71 million. The Company plans to continue to invest in a number of cross-business R&D programs, as well as a number of other key programs, all of which the Company believes are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is in the range of 5.0% to 5.5% of net sales.

Restructuring expense was $30 million and $15 million for the three months ended March 31, 2021 and 2020, respectively, primarily related to employee benefit costs. The increase in 2021 was primarily due to continued costs related to the Company’s actions to reduce structural costs. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In February 2020, the Company announced a restructuring plan to address existing structural costs. During the three months ended March 31, 2021 and 2020, the Company recorded $24 million and $15 million of restructuring charges related to this plan, respectively. Cumulatively, the Company has incurred $172 million of restructuring charges related to this plan. This plan is expected to result in a total of $300 million of restructuring costs through 2022. The resulting annual gross savings is expected to be $90 million to $100 million and will be utilized to sustain overall operating margin profile and cost competitiveness. Nearly all of the restructuring charges associated with this plan are expected to be cash expenditures.

In 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this program post-acquisition and has recorded cumulative charges of $7 million since October 1, 2020, including approximately $5 million in restructuring charges during the three months ended March 31, 2021. Actions under this program have been substantially completed as of March 31, 2021. Any remaining charges related to this program are subject to consultation with employee works councils and other employee representatives and are not expected to be significant.

Other operating expense, net - other represents items other than restructuring and was net expense of $8 million and $21 million for the three months ended March 31, 2021 and 2020, respectively, and primarily related to merger, acquisition and divestiture expense of $13 million and $21 million, for the three months ended March 31, 2021 and 2020, respectively.

Equity in affiliates’ earnings, net of tax was $12 million for the three months ended March 31, 2021 representing an increase of $7 million as compared with the three months ended March 31, 2020. This line item is driven by the results of our unconsolidated joint ventures, NSK-Warner K.K., Turbo Energy Private Limited (“TEL”) and Delphi-TVS Diesel Systems Ltd. (“DTVS”).

Unrealized loss on equity securities was $272 million and $9 million for the three months ended March 31, 2021 and 2020. This line item reflects the net unrealized gains or losses recognized during the period related to the Company’s equity securities. The amounts for the three months ended March 31, 2021 and 2020 were both related to the Company’s investment in Romeo Power, Inc. For further details, see Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Interest expense was $21 million for the three months ended March 31, 2021 which is an increase of $9 million as compared with the three months ended March 31, 2020, primarily due to the Company’s $1.1 billion senior notes issuance in June 2020 and the $800 million of senior notes acquired as part of the Delphi Technologies acquisition.

Provision for income taxes the Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 31% and 26%, respectively. The 2021 rate was unfavorably impacted by jurisdictions with pretax losses for which no tax benefit could be realized. Additionally, the Company’s effective tax rate includes a net discrete tax benefit of $20 million primarily related to changes to the withholding rates applied to unremitted earnings. The 2020 rate includes reductions in income tax expense of $4 million related to restructuring expense and $12 million for other one-time adjustments. The other one-time adjustments primarily relate to tax law changes in India that were enacted during the quarter and the release of certain unrecognized tax benefits due to the closure of an audit.

Net earnings attributable to noncontrolling interest, net of tax of $29 million for the three months ended March 31, 2021 increased by $21 million compared to the three months ended March 31, 2020. The increase was due to the recovery of global markets from negative effects of COVID-19 on 2020 production, primarily in China, resulting in increased profit in joint ventures and the addition of noncontrolling interests from the Delphi Technologies acquisition.

Non-comparable items impacting the Company’s earnings per diluted share and net earnings

The Company’s earnings per diluted share were $0.27 and $0.63 for the three months ended March 31, 2021 and 2020, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended March 31,
	2021	2020
Non-comparable items:
Restructuring expense	$(0.12)	$(0.06)
Merger, acquisition and divestiture expense[1]	(0.04)	(0.10)
Unrealized loss on equity securities[2]	(0.87)	(0.04)
Tax adjustments[3]	0.09	0.06
Total impact of non-comparable items per share - diluted	$(0.94)	$(0.14)
________________

1
During the three months ended March 31, 2021 and 2020, the Company recorded merger, acquisition and divestiture expense of $13 million and $21 million, respectively. The expense for 2021 primarily related to professional fees for integration and other support associated with the Company’s acquisition of Delphi Technologies completed in October 1, 2020 and professional fees associated with the proposed acquisition of AKASOL. The expense for 2020 primarily related to professional fees associated with the Company’s acquisition of Delphi Technologies.

2
Represents the net unrealized loss of $272 million and $9 million recognized during the three months ended March 31, 2021 and 2020, respectively, related to the Company’s equity securities in Romeo Power, Inc. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

3
The Company’s provision for income taxes for the three months ended March 31, 2021, includes reductions to tax expense of $20 million primarily related to changes to certain withholding rates applied to unremitted earnings.

Reporting Segments

The Company’s business is comprised of four reporting segments: Air Management, e-Propulsion & Drivetrain, Fuel Injection and Aftermarket.

The Company allocates resources to each segment based upon the projected after-tax return on invested capital (“ROIC”) of its business initiatives. ROIC is comprised of Segment Adjusted EBIT after deducting notional taxes compared to the projected average capital investment required. Segment Adjusted EBIT is comprised of earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for restructuring, goodwill impairment charges, affiliates’ earnings and other items not reflective of ongoing operating income or loss.

Segment Adjusted EBIT is the measure of segment income or loss used by the Company. The Company believes Segment Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments. The following tables show segment information and Segment Adjusted EBIT for the Company’s reporting segments.

Segment Adjusted EBIT

	Three Months Ended March 31,
(in millions)	2021	% margin	2020	% margin
Air Management	$322	16.0%	$208	14.5%
e-Propulsion & Drivetrain	137	9.3%	63	7.3%
Fuel Injection	33	6.9%	—	n/a
Aftermarket	21	10.7%	—	n/a
Segment Adjusted EBIT	$513		$271

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

The Air Management segment’s net sales increased $577 million, or 40%, and Segment Adjusted EBIT increased $114 million, or 55%, from the three months ended March 31, 2020. The Delphi Technologies acquisition increased Air Management revenues by $322 million for the three months ended March 31, 2021. Excluding the net impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of the Delphi Technologies acquisition, net sales increased approximately 12% from the three months ended March 31, 2020, primarily due to the recovery of global markets from the negative effects of COVID-19 on 2020 production, primarily in China, and increased demand for the Company’s products. The Segment Adjusted EBIT margin was 16.0% for the three months ended March 31, 2021, compared to 14.5% for the three months ended March 31, 2020. The Segment Adjusted EBIT margin increase was primarily due to the impact of higher sales and the Company’s restructuring savings.

The e-Propulsion & Drivetrain segment’s net sales increased $606 million, or 70%, and Segment Adjusted EBIT increased $74 million, or 117%, from the three months ended March 31, 2020. The Delphi Technologies acquisition increased e-Propulsion & Drivetrain revenues by $268 million for the three months ended March 31, 2021. Excluding the impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of the Delphi Technologies acquisition, net sales increased 33% from the three months ended March 31, 2020, primarily due to the recovery of global markets from the negative effects of COVID-19 on 2020 production, primarily in China, and increased demand for the Company’s products. The e-Propulsion & Drivetrain Segment Adjusted EBIT margin was 9.3% during the three months ended March 31, 2021, up from 7.3% during the three months ended March 31, 2020, primarily due to the impact of higher sales.

The Fuel Injection segment’s net sales and Segment Adjusted EBIT for the three months ended March 31, 2021 were $475 million and $33 million, respectively. The Segment Adjusted EBIT margin was 6.9% in the three months ended March 31, 2021. The Segment Adjusted EBIT for the three months ended March 31, 2021 included expense of $18 million related to an agreement to continue supply from a troubled supplier. This is a new reporting segment following the acquisition of Delphi Technologies on October 1, 2020.

The Aftermarket segment’s net sales and Segment Adjusted EBIT for the three months ended March 31, 2021 were $197 million and $21 million, respectively. The Segment Adjusted EBIT margin was 10.7% in the three months ended March 31, 2021. This is a new reporting segment following the acquisition of Delphi Technologies on October 1, 2020.

Outlook

Our overall outlook for 2021 is positive. The Company expects global industry production to increase year over year based on the assumption that the negative effects of COVID-19 on 2020 production will not recur in 2021. The Company expects net new business-related sales growth, due to increased penetration of BorgWarner products around the world, to drive a sales increase in line with or greater than the year-over-year increase in industry production. As result, the Company expects increasing revenue in 2021, excluding the impact of foreign currencies and the net impact of acquisitions and divestitures. The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy.

There are several trends that are driving the Company’s long-term growth that we expect to continue, including adoption of product offerings for electrified vehicles, increasingly stringent global emissions standards that support demand for the Company’s products driving vehicle efficiency and increased global penetration of all-wheel drive.

Additionally, in the first quarter of 2021, we began to experience component supply constraints similar to others in the automotive industry, as have our customers. These supply constraints began to impact production in March and are expected to continue to cause further reductions in volumes in our second quarter.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. At March 31, 2021, the Company had $1,755 million of cash and cash equivalents, of which $1,213 million was held by our subsidiaries outside the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions.

The vast majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility which allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant, which is a debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio. The Company was in compliance with the financial covenant at March 31, 2021. At March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2021 and December 31, 2020.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion. In addition to the credit facility, the Company’s universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions.

On February 12, 2021 and April 28, 2021, the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. The dividends declared in the first quarter were paid on March 15, 2021, and the dividends declared in the second quarter will be paid on June 15, 2021.

From a credit quality perspective, the Company had a credit rating of BBB+ from both Standard & Poor's and Fitch Ratings and Baa1 from Moody's as of December 31, 2019, with a stable outlook from all rating agencies. On January 28, 2020, the Company entered into a definitive agreement to acquire Delphi Technologies. During 2020, due to the recent business disruptions from COVID-19 and uncertainties surrounding the Delphi Technologies acquisition, Standard & Poor's downgraded the Company's rating from BBB+ with a stable outlook to BBB with a negative outlook. Additionally, Moody's and Fitch adjusted their outlooks from stable to negative but have maintained the Company's credit ratings at Baa1 and BBB+, respectively. In April 2021, Moody’s reaffirmed the Company’s Baa1 credit rating and adjusted their outlook from negative to stable. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Three Months Ended March 31,
(in millions)	2021	2020
OPERATING
Net earnings	$94	$137
Adjustments to reconcile net earnings to net cash flows from operations:
Non-cash charges (credits) to operations:
Depreciation and amortization	195	112
Stock-based compensation expense	12	10
Restructuring expense, net of cash paid	18	2
Deferred income tax benefit	(64)	(5)
Unrealized loss on equity securities	272	9
Other non-cash adjustments	(16)	(4)
Net earnings adjusted for non-cash charges to operations	511	261
Retirement plan contributions	(7)	(5)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(290)	152
Inventories	(104)	(58)
Prepayments and other current assets	—	(8)
Accounts payable and accrued expenses	172	(96)
Prepaid taxes and income taxes payable	18	8
Other assets and liabilities	42	9
Net cash provided by operating activities	$342	$263

Net cash provided by operating activities increased to $342 million during the first three months of 2021 from $263 million during the first three months of 2020. The $79 million increase in cash provided by operating activities is primarily due to higher net earnings adjusted for non-cash charges, partially offset by higher working capital levels primarily due to increasing sales.

Investing Activities

	Three Months Ended March 31,
(in millions)	2021	2020
INVESTING
Capital expenditures, including tooling outlays	$(195)	$(117)
Capital expenditures for damage to property, plant and equipment	(2)	—
Proceeds from settlement of net investment hedges, net	11	1
Proceeds from asset disposals and other, net	1	(4)
Net cash used in investing activities	$(185)	$(120)

Net cash used in investing activities increased to $185 million during the first three months of 2021 from $120 million during the first three months of 2020. This increase is primarily due to higher capital expenditures.

Financing Activities

	Three Months Ended March 31,
(in millions)	2021	2020
FINANCING
Net increase in notes payable	$7	$—
Additions to debt	22	13
Payments for debt issuance costs	(1)	—
Repayments of debt, including current portion	(26)	(14)
Payments for stock-based compensation items	(13)	(12)
Dividends paid to BorgWarner stockholders	(40)	(35)
Dividends paid to noncontrolling stockholders	—	(14)
Net cash used in financing activities	$(51)	$(62)

Net cash used in financing activities of $51 million during the first three months of 2021 decreased $11 million compared to net cash used in financing activities of $62 million during the first three months of 2020. This decrease in net cash used in financing activities is primarily related to the timing of dividends paid to noncontrolling stockholders.

CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s environmental contingencies are discussed below. The Company’s management does not expect that an adverse outcome in any of these other commercial and legal claims, actions and complaints will have a material adverse effect on the Company’s results of operations, financial position or cash flows, although such adverse outcome could be material to the results of operations in a particular quarter.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response,

Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 26 such sites as of March 31, 2021 and December 31, 2020. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements in Item 1 of this report for further details and information respecting the Company’s environmental liability.

New Accounting Pronouncements

Refer to Note 2, “New Accounting Pronouncements,” to the Condensed Consolidated Financial Statements in Item 1 of this report for a detailed description of new applicable accounting pronouncements.
Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning our exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, Chinese Renminbi, Euro, British Pound Sterling, Hungarian Forint, and Korean Won. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts, cross-currency swaps and foreign-currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of March 31, 2021 and December 31, 2020, the Company recorded a deferred loss of $135 million and $204 million, respectively, both before taxes, for net investment hedges within accumulated other comprehensive income (loss).

The foreign currency translation adjustments during the three months ended March 31, 2021 and 2020 are shown in the following tables, which provides the percentage change in U.S. dollar against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended March 31, 2021
Euro	(4)%	$(34)
Korean won	(4)%	$(28)
Brazilian real	(8)%	$(13)
Chinese renminbi	—%	$(8)

(in millions, except for percentages)	Three Months Ended March 31, 2020
Korean won	5%	$21
Chinese renminbi	2%	$19
Brazilian real	23%	$19

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of environmental and other litigation which is incorporated herein by reference.

Item 1A. Risk Factors

During the three months ended March 31, 2021, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2020, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaced the previous share repurchase program. As of March 31, 2021, the Company has repurchased $216 million of common stock under this repurchase program. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2021:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
January 1, 2021 - January 31, 2021
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	464	$38.64	—
February 1, 2021 - February 28, 2021
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	288,801	$44.49	—
March 1, 2021 - March 31, 2021
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	4,449	$46.36	—

Item 6. Exhibits

Exhibit 10.1
Business Combination Agreement, dated February 15, 2021, by and among BorgWarner Inc., Blitz F21-842 AG and Akasol AG, filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K filed on March 26, 2021.

Exhibit 10.2
Agreement of Irrevocable Undertaking, dated February 15, 2021, among Sven Schulz, Sven Schulz Group GmbH, BorgWarner Inc. and Blitz F21-842 AG filed as Exhibit 10.2 on the Company’s Current Report on Form 8-K filed on March 26, 2021.

Exhibit 10.3
Agreement of Irrevocable Undertaking, dated February 15, 2021, among Stephen Raiser, BorgWarner Inc. and Blitz F21-842 AG filed as Exhibit 10.3 on the Company’s Current Report on Form 8-K filed on March 26, 2021.

Exhibit 10.4
Agreement of Irrevocable Undertaking, dated February 15, 2021, among Felix von Borck, BorgWarner Inc. and Blitz F21-842 AG filed as Exhibit 10.4 on the Company’s Current Report on Form 8-K filed on March 26, 2021.

Exhibit 10.5
Agreement of Irrevocable Undertaking, dated February 15, 2021, among Dr. Björn Eberleh, BorgWarner Inc. and Blitz F21-842 AG filed as Exhibit 10.5 on the Company’s Current Report on Form 8-K filed on March 26, 2021.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

Date: May 5, 2021