Form 10-Q
period 2021-06-30
BORGWARNER INC
filed 2021-08-04
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 1-12162
BORGWARNER INC.
________________________________________________
(Exact name of registrant as specified in its charter)

Delaware			13-3404508
(State or other jurisdiction of			(I.R.S. Employer
Incorporation or organization)			Identification No.)

3850 Hamlin Road,	Auburn Hills,	Michigan	48326
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (248) 754-9200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BWA	New York Stock Exchange
1.00% Senior Notes due 2031	BWA31	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 30, 2021, the registrant had 239,790,175 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2021

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may constitute forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “guidance,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”), are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Forward-looking statements are not guarantees of performance, and the Company’s actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include: the difficulty in forecasting demand for electric vehicles and our EV revenue growth to 2030; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions; the ability to identify appropriate combustion portfolio businesses for disposition and consummate planned dispositions on acceptable terms; competitive challenges from existing and new competitors including original equipment manufacturer (“OEM”) customers; the challenges associated with rapidly-changing technologies, particularly as relates to electric vehicles, and our ability to innovate in response; uncertainties regarding the extent and duration of impacts of matters associated with the COVID-19/coronavirus pandemic (“COVID-19”), including additional production disruptions; the failure to realize the expected benefits of the acquisition of Delphi Technologies PLC that the Company completed on October 1, 2020; the failure to realize the expected benefits of the acquisition of AKASOL AG (“AKASOL”) that the Company completed on June 4, 2021 or a delay in the ability to realize those benefits; the failure to successfully execute on a timely basis our taking private strategy with respect to AKASOL; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to acquired businesses; our dependence on automotive and truck production, both of which are highly cyclical and subject to disruptions; our reliance on major OEM customers; commodities availability and pricing; supply disruptions impacting the Company or the Company’s customers, such as the current shortage of semi-conductors that has impacted OEM customers and the Company; fluctuations in interest rates and foreign currency exchange rates; availability of credit; our dependence on key management; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims; future changes in laws and regulations, including, by way of example, tariffs, in the countries in which we operate; impacts from any potential future acquisition or divestiture transactions; and the other risks, including, by way of example, pandemics and quarantines, noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in our most recently-filed Form 10-K as updated by Item 1A of this report. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,553	$1,650
Restricted cash	15	—
Receivables, net	3,063	2,919
Inventories, net	1,567	1,286
Prepayments and other current assets	339	312
Total current assets	6,537	6,167

Property, plant and equipment, net	4,535	4,591
Goodwill	3,325	2,627
Other intangible assets, net	1,172	1,096
Investments and other long-term receivables	546	820
Other non-current assets	748	728
Total assets	$16,863	$16,029

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$13	$49
Accounts payable	2,367	2,352
Other current liabilities	1,482	1,409
Total current liabilities	3,862	3,810

Long-term debt	4,348	3,738
Retirement-related liabilities	541	576
Other non-current liabilities	1,090	1,181
Total liabilities	9,841	9,305

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,602	2,614
Retained earnings	6,527	6,296
Accumulated other comprehensive loss	(673)	(651)
Common stock held in treasury, at cost	(1,810)	(1,834)
Total BorgWarner Inc. stockholders’ equity	6,649	6,428
Noncontrolling interest	373	296
Total equity	7,022	6,724
Total liabilities and equity	$16,863	$16,029

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net sales	$3,758	$1,426	$7,767	$3,705
Cost of sales	2,996	1,252	6,187	3,084
Gross profit	762	174	1,580	621

Selling, general and administrative expenses	364	184	741	397
Other operating expense, net	81	68	119	104
Operating income (loss)	317	(78)	720	120

Equity in affiliates’ earnings, net of tax	(16)	(2)	(28)	(7)
Unrealized loss on equity securities	4	—	276	9
Interest income	(3)	(3)	(6)	(5)
Interest expense	42	18	63	30
Other postretirement income	(12)	(1)	(23)	(3)
Earnings (loss) before income taxes and noncontrolling interest	302	(90)	438	96

Provision (benefit) for income taxes	28	(6)	70	43
Net earnings (loss)	274	(84)	368	53
Net earnings attributable to noncontrolling interest, net of tax	27	14	56	22
Net earnings (loss) attributable to BorgWarner Inc.	$247	$(98)	$312	$31

Earnings (loss) per share attributable to BorgWarner Inc. — basic	$1.03	$(0.47)	$1.31	$0.15

Earnings (loss) per share attributable to BorgWarner Inc. — diluted	$1.03	$(0.47)	$1.30	$0.15

Weighted average shares outstanding:
Basic	238.2	206.0	237.9	205.8
Diluted	239.6	206.0	239.0	206.4

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net earnings (loss) attributable to BorgWarner Inc.	$247	$(98)	$312	$31

Other comprehensive income (loss)
Foreign currency translation adjustments*	57	14	(30)	(60)
Hedge instruments*	4	1	(2)	(1)
Defined benefit postretirement plans*	2	(1)	10	1
Total other comprehensive income (loss) attributable to BorgWarner Inc.	63	14	(22)	(60)

Comprehensive income (loss) attributable to BorgWarner Inc.*	310	(84)	290	(29)

Net earnings attributable to noncontrolling interest, net of tax	27	14	56	22
Other comprehensive loss attributable to noncontrolling interest*	—	—	(5)	(3)
Comprehensive income (loss)	$337	$(70)	$341	$(10)
____________________________________
*    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2021	2020
OPERATING
Net cash provided by operating activities (see Note 23)	$622	$327
INVESTING
Capital expenditures, including tooling outlays	(342)	(171)
Capital expenditures for damage to property, plant and equipment	(2)	—
Insurance proceeds received for damage to property, plant and equipment	—	22
Payments for businesses acquired, net of cash and restricted cash acquired	(759)	(2)
Proceeds from settlement of net investment hedges, net	11	6
Payments for investments in equity securities and other, net	(7)	(2)
Net cash used in investing activities	(1,099)	(147)
FINANCING
Net decrease in notes payable	(6)	—
Additions to debt	1,229	1,143
Payments for debt issuance costs	(10)	(10)
Repayments of debt, including current portion	(671)	(35)
Payments for stock-based compensation items	(14)	(13)
Purchase of noncontrolling interest	(33)	—
Dividends paid to BorgWarner stockholders	(81)	(70)
Dividends paid to noncontrolling stockholders	(5)	(16)
Net cash provided by financing activities	409	999
Effect of exchange rate changes on cash	(14)	(8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(82)	1,171
Cash and cash equivalents at beginning of year	1,650	832
Cash, cash equivalents and restricted cash at end of period	$1,568	$2,003

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet as of December 31, 2020 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

During the second half of 2020, as global management of COVID-19 evolved and government restrictions were removed or lessened, production levels improved, and substantially all of the Company’s production facilities resumed closer to normal operations by the end of the third quarter of 2020. It is possible a resurgence of the COVID-19 pandemic could result in adverse impacts in the future. Management cannot reasonably estimate the full impact the COVID-19 pandemic could have on the Company’s financial condition, results of operations or cash flows in the future.

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

In January 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-1, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” It clarifies the interaction among the accounting for equity securities, equity method investments, and certain derivative instruments. Specifically, for the purposes of applying the ASC Topic 321 measurement alternative, a company should consider observable transactions immediately before applying or upon discontinuing the equity method. Additionally, when determining the accounting for certain forward contracts and purchased options entered into to purchase securities, a company should not consider if the underlying securities would be accounted for under the equity method (ASC Topic 323) or fair value option (ASC Topic 825). This guidance was effective for interim and annual periods beginning after December 15, 2020. The Company adopted this guidance as of January 1, 2021, and there was no impact on its Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20).” It (i) requires the removal of disclosures that are no longer considered cost beneficial; (ii) clarifies specific requirements of certain disclosures; and (iii) adds new disclosure requirements, including the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and reasons for significant gains and losses related to changes in the benefit obligation. This guidance was effective for annual periods beginning after December 15, 2020. The Company adopted this guidance as of January 1, 2021, and there was no impact on these Condensed Consolidated Financial Statements; however, the Company will include the annual disclosures as required in its Annual Report on Form 10-K.

NOTE 3 ACQUISITIONS

AKASOL AG

On June 4, 2021, the Company completed its voluntary public takeover offer for shares of AKASOL AG (“AKASOL”), resulting in ownership of 89% of AKASOL’s outstanding shares. The Company paid approximately €648 million ($788 million) to settle the offer from current cash balances, which included proceeds received from its previously announced public offering of 1.00% Senior Notes due 2031 completed on May 19, 2021. Refer to Note 13, “Notes Payable And Debt,” to the Condensed Consolidated Financial Statements for more information. Following the settlement of the offer, AKASOL became a consolidated majority-owned subsidiary of the Company. Subsequent to the completion of the voluntary public takeover offer, and through June 30, 2021, the Company purchased additional shares of AKASOL for €28 million ($33 million) increasing its ownership to 93% as of that date. Upon closing, the Company also consolidated approximately €64 million ($77 million) of gross debt of AKASOL. The acquisition further strengthens BorgWarner’s commercial vehicle and industrial electrification capabilities, which positions the Company to capitalize on what it believes to be a fast-growing battery pack market.

The purchase price was allocated on a provisional basis as of June 4, 2021. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s preliminary estimates, available information, and supportable assumptions that management considered reasonable. Certain estimated values for the acquisition, including goodwill, tangible and intangible assets and deferred taxes are not yet finalized, and the provisional purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of June 4, 2021, the acquisition date:

(in millions)	Initial Allocation
ASSETS
Cash and cash equivalents (including restricted cash of $16 million)	$29
Receivables, net	16
Inventories, net	42
Prepayments and other current assets	5
Property, plant and equipment, net	106
Goodwill	707
Other intangible assets, net	130
Total assets acquired	1,035
LIABILITIES
Notes payable and other short-term debt	8
Accounts payable	22
Other current liabilities	13
Long-term debt	69
Other non-current liabilities	39
Total liabilities assumed	151
Noncontrolling interest	96
Net assets and noncontrolling interest acquired	$788

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. At the acquisition date, goodwill of $707 million was recorded within the Company’s Air Management segment. The goodwill consists of the Company’s expected future economic benefits that will arise from acquiring this business, which is established in making next-generation products for electric vehicles and the potential development and deployment of future technologies, across a global customer base, in this market and across adjacent industries. The goodwill is not expected to be deductible for tax purposes.

In connection with the acquisition, the Company preliminarily recorded $130 million for intangible assets, primarily for developed technology and customer relationships. Various valuation techniques were used to determine the provisional fair value of intangible assets, with the primary techniques being forms of the income approach, specifically the relief-from-royalty and multi-period excess earnings valuation methods. Under these valuation approaches, the Company is required to make estimates and assumptions from a market participant perspective and include revenue growth rates, estimated earnings, royalty rates, obsolescence factors, contributory asset charges, customer attrition and discount rates. Management used a third-party valuation firm to assist in the determination of the provisional purchase accounting fair values; however, management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

The impact of the AKASOL acquisition on net sales and net earnings was immaterial for the three and six months ended June 30, 2021. Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the current and prior reporting period is not provided.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the acquisition date and subsequent measurement period adjustments:

(in millions)	Initial Allocation	Measurement Period Adjustments	Revised Allocation
ASSETS
Cash and cash equivalents	$460	$—	$460
Receivables, net	901	(3)	898
Inventories, net	398	(3)	395
Prepayments and other current assets	77	(1)	76
Property, plant and equipment, net	1,548	(5)	1,543
Investments and other long-term receivables	103	—	103
Goodwill	710	23	733
Other intangible assets, net	760	—	760
Other non-current assets	359	6	365
Total assets acquired	5,316	17	5,333
LIABILITIES
Notes payable and other short-term debt	2	—	2
Accounts payable	692	1	693
Other current liabilities	609	2	611
Long-term debt	934	—	934
Other non-current liabilities:
Retirement-related	313	—	313
Other non-current liabilities	286	14	300
Total liabilities assumed	2,836	17	2,853
Noncontrolling interest	89	—	89
Net assets and noncontrolling interest acquired	$2,391	$—	$2,391

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $733 million, including the impact of measurement period adjustments, was allocated across the Company’s four segments, as noted in the table below. The goodwill consists of the Company’s expected future economic benefits that will arise from expected future product sales and operational synergies from combining Delphi Technologies with its existing business and is not deductible for tax purposes.

(in millions)
Air Management	$151
e-Propulsion & Drivetrain	284
Fuel Injection	—
Aftermarket	298
Total acquisition date goodwill	$733

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

On a pro forma basis, the combined net sales of the Company and Delphi Technologies for the three and six months ended June 30, 2020 were $2,054 million and $5,278 million, respectively.

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

On December 29, 2020, through the business combination of Romeo Systems, Inc. and special purpose acquisition company RMG Acquisition Corporation, a new entity, Romeo Power, Inc., became a publicly listed company. The Company’s ownership in Romeo was reduced to 14%, and the investment no longer qualified for the measurement alternative under ASC Topic 321 as the investment now has a readily determinable fair value. Therefore, the investment is recorded at fair value on an ongoing basis with changes in fair value being recognized in Unrealized loss on equity securities in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2021, the Company recorded a loss of $4 million and $276 million, respectively, to adjust the carrying value of the Company’s investment to fair value. As of June 30, 2021, the investment’s fair value was $156 million, which is reflected in Investments and other long-term receivables in the Company’s Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2020, after completing a qualitative assessment which indicated the Company’s equity securities in Romeo may have been impaired, the Company recorded a $9 million impairment charge to reflect this investment at its estimated fair value of $41 million. The estimated fair value of Romeo was determined using unobservable inputs including quantitative information from lower valuations in recently completed or proposed financings and the liquidation preferences included in the Romeo stock agreements. These unobservable inputs are considered Level 3.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $22 million and $16 million at June 30, 2021 and December 31, 2020, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets and were $16 million and $1 million at June 30, 2021 and $22 million and $6 million at December 31, 2020, respectively. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
Sales to certain aftermarket customers provide to the customers a right of return. The Company recognizes an estimated return asset (and adjusts for cost of sales) for the right to recover the products returned by the customer. ASC Topic 606 requires that return assets be presented separately from inventory. As of June 30, 2021 and December 31, 2020, the Company had return assets of $8 million recorded in Prepayments and other current assets.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of June 30, 2021 and December 31, 2020, the Company recorded customer incentive payments of $43 million in Prepayments and other current assets, and $148 million and $166 million in Other non-current assets in the Condensed Consolidated Balance Sheets, respectively.

The following tables represent a disaggregation of revenue from contracts with customers by reporting segment and region and reflects the results of former Delphi Technologies entities in the three and six months ended June 30, 2021. Refer to Note 22, “Reporting Segments And Related Information,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended June 30, 2021
(In millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$464	$453	$1	$84	$1,002
Europe	785	251	259	108	1,403
Asia	531	584	147	17	1,279
Other	38	6	17	13	74
Total	$1,818	$1,294	$424	$222	$3,758

	Three Months Ended June 30, 2020
(In millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$167	$190	$—	$—	$357
Europe	338	90	—	—	428
Asia	306	324	—	—	630
Other	8	3	—	—	11
Total	$819	$607	$—	$—	$1,426

	Six Months Ended June 30, 2021
(In millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$996	$988	$4	$151	$2,139
Europe	1,618	527	530	210	2,885
Asia	1,103	1,186	284	30	2,603
Other	69	12	32	27	140
Total	$3,786	$2,713	$850	$418	$7,767

	Six Months Ended June 30, 2020
(In millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$554	$613	$—	$—	$1,167
Europe	1,049	281	—	—	1,330
Asia	597	566	—	—	1,163
Other	38	7	—	—	45
Total	$2,238	$1,467	$—	$—	$3,705

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

	Three Months Ended June 30, 2021
(in millions	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Corporate	Total
Employee termination benefits	$9	$3	$24	$—	$36
Other	3	20	—	3	26
Total restructuring expense	$12	$23	$24	$3	$62

	Three Months Ended June 30, 2020
	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Corporate	Total
Employee termination benefits	$11	$17	$—	$—	$28
Other	5	4	—	—	9
Total restructuring expense	$16	$21	$—	$—	$37

	Six Months Ended June 30, 2021
	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Corporate	Total
Employee termination benefits	$23	$7	$27	$—	$57
Other	6	26	—	3	35
Total restructuring expense	$29	$33	$27	$3	$92

	Six Months Ended June 30, 2020
	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Corporate	Total
Employee termination benefits	$22	$18	$—	$—	$40
Other	7	5	—	—	12
Total restructuring expense	$29	$23	$—	$—	$52

The following tables display a rollforward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions	Employee Benefit Terminations	Other	Total
Balance at January 1, 2021	$160	$13	$173
Restructuring expense, net	57	35	92
Cash payments	(82)	(39)	(121)
Foreign currency translation adjustment	(1)	1	—
Balance at June 30, 2021	134	10	144
Less: Non-current restructuring liability	37	3	40
Current restructuring liability at June 30, 2021	$97	$7	$104

	Employee Benefit Terminations	Other	Total
Balance at January 1, 2020	$34	$—	$34
Restructuring expense, net	40	12	52
Cash payments	(28)	(2)	(30)
Balance at June 30, 2020	46	10	56
Less: Non-current restructuring liability	13	—	13
Current restructuring liability at June 30, 2020	$33	$10	$43

In February 2020, the Company announced a restructuring plan to address existing structural costs. During the three and six months ended June 30, 2021, the Company recorded $37 million and $61 million of restructuring charges related to this plan, respectively. During the three and six months ended June 30, 2020, the Company recorded $37 million and $52 million of restructuring charges related to this plan, respectively. Cumulatively, the Company has incurred $209 million of restructuring charges related to this plan. This plan is expected to result in a total of $300 million of restructuring costs through 2022. Nearly all of the restructuring charges associated with this plan are expected to be cash expenditures.

In 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this program post-acquisition and has recorded cumulative charges of $33 million since October 1, 2020, including approximately $31 million in restructuring charges during the six months ended June 30, 2021. Although a majority of the actions under this program have been completed, the Company does expect additional charges, which could be significant, for actions subject to negotiations with employee works council and other employee representatives.

During the three and six months ended June 30, 2021 and 2020, the Company incurred restructuring expenses primarily related to the following actions, related to the two plans discussed above:

Air Management
•During the three and six months ended June 30, 2021, the segment recorded $12 million and $27 million of restructuring cost, respectively, primarily related to severance costs, professional fees and a voluntary termination program to reduce existing structural costs.
•During the six months ended June 30, 2021, the segment recorded $2 million primarily related to severance costs under a legacy Delphi Technologies restructuring plan to realign its global technical center footprint and implement headcount reductions.

•During the three and six months ended June 30, 2020, the segment recorded $16 million and $29 million of restructuring costs, respectively, of which $5 million and $13 million related to a voluntary termination program where approximately 350 employees accepted termination packages and $7 million and $12 million related to severance costs and professional fees for specific actions to reduce structural costs. During the three and six months ended June 30, 2020, the segment also recorded $3 million of employee termination benefits related to the announced closure of a facility in Europe affecting approximately 200 employees.
e-Propulsion & Drivetrain
•During the three and six months ended June 30, 2021, the segment recorded $5 million and $10 million, respectively, primarily related to severance costs, equipment relocation and professional fees to reduce existing structural costs. During the three and six months ended June 30, 2021, the segment recorded $19 million and $23 million related to contractual settlements, professional fees and other costs associated with the announced closure of a facility in Europe.
•During the three and six months ended June 30, 2020, the segment recorded $3 million and $5 million, respectively, primarily related to professional fees for actions to reduce structural costs and severance costs. During the three and six months ended June 30, 2020, the segment also recorded $17 million of employee termination benefits related to the announced closure of a facility in Europe affecting approximately 350 employees.
Fuel Injection
•During the three and six months ended June 30, 2021, the segment recorded $24 million and $27 million, respectively, primarily related to severance costs under a legacy Delphi Technologies restructuring plan to realign its global technical center footprint and implement headcount reductions. These benefits are subject to negotiation with labor unions, which could result in additional restructuring expenses.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Gross R&D expenditures	$224	$103	$444	$221
Customer reimbursements	(58)	(15)	(95)	(24)
Net R&D expenditures	$166	$88	$349	$197

NOTE 7 OTHER OPERATING EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Restructuring expense (Note 5)	$62	$37	$92	$52
Merger, acquisition and divestiture expense	15	21	28	42
Loss on sale	7	—	7	—
Asset impairments	—	17	—	17
Net gain on insurance recovery for property damage	—	(6)	(2)	(6)
Other income, net	(3)	(1)	(6)	(1)
Other operating expense, net	$81	$68	$119	$104

Merger, acquisition and divestiture expense: During the three months ended June 30, 2021, the Company recorded merger, acquisition and divestiture expense of $15 million, primarily related to professional fees associated with the acquisition of AKASOL. During the six months ended June 30, 2021, the Company recorded merger, acquisition and divestiture expense of $28 million, primarily related to professional fees for integration and other support associated with the Company’s acquisition of Delphi Technologies completed on October 1, 2020 and the AKASOL acquisition. During the three and six months ended June 30, 2020, the Company recorded merger, acquisition and divestiture expense of $21 million and $42 million, respectively, primarily related to professional fees associated with the Company’s acquisition of Delphi Technologies.

Loss on sale: During the three months ended June 30, 2021, the Company recorded a loss of $7 million in connection with the sale of an e-Propulsion & Drivetrain technical center in Europe.

Asset impairments: During the three and six months ended June 30, 2020, the Company recorded asset impairment costs of $9 million in the Air Management segment and $8 million in the e-Propulsion & Drivetrain segment, related to the write down of property, plant and equipment associated with the announced closures of two European facilities.

Net gain on insurance recovery for property damage: During the six months ended June 30, 2021 and 2020, the Company recorded a $2 million and $6 million net gain, respectively, from insurance recovery proceeds, which primarily represents the amount received for replacement cost in excess of carrying value for losses sustained from a tornado that damaged the Company’s plant in Seneca, South Carolina.

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

The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 16% and 45%, respectively. During the six-month period ended June 30, 2021, unrecognized tax benefits and accrued interest were decreased for the lapse of the statute of limitations in a non-US jurisdiction for a tax holiday matter which, net of unrecognized foreign tax credits, resulted in a $55 million tax benefit. Additionally, an increase in the United Kingdom (“UK”) tax rate from 19% to 25% effective April 1, 2023 was enacted in June 2021 resulting in a discrete tax benefit of $20 million as a result of the revaluation of net deferred tax asset balances. Further, the Company’s effective tax rate includes a net discrete tax benefit of $24 million primarily related to changes to certain withholding rates applied to unremitted earnings. The 2020 rate was unfavorably impacted by $94 million of restructuring expenses and merger, acquisition and divestiture expenses that were largely non-deductible for tax purposes, resulting in only $9 million of tax benefit being recognized. This rate was further unfavorably impacted by $26 million of asset impairment charges for which no tax benefit was recognized as full valuation allowances were recorded against the corresponding deferred tax assets. The Company also recorded reductions in income tax expense of $10 million for other one-time adjustments primarily related to tax law changes in India that were enacted during the first three months of 2020 and the release of certain unrecognized tax benefits due to the closure of an audit.

The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was 9% and 6%, respectively. During the three-month period ended June 30, 2021, unrecognized tax benefits and accrued interest were decreased for the lapse of the statute of limitations in a non-US jurisdiction for a tax holiday matter which, net of unrecognized foreign tax credits, resulted in a $55 million tax benefit. Additionally, an increase in the UK tax rate from 19% to 25% effective April 1, 2023 was enacted in June 2021 resulting in a discrete tax benefit of $20 million as a result of the revaluation of net deferred tax asset balances. The 2020 rate includes restructuring expenses, merger, acquisition and divestiture expenses, and asset impairment costs that are largely non-deductible for tax purposes. During the three months ended June 30, 2020, the Company recorded $75 million of such expenses for which only a $5 million tax benefit was recognized.

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

NOTE 9 INVENTORIES, NET

A summary of Inventories, net is presented below:

	June 30,	December 31,
(in millions)	2021	2020
Raw material and supplies	$1,014	$827
Work in progress	181	150
Finished goods	396	324
FIFO inventories	1,591	1,301
LIFO reserve	(24)	(15)
Inventories, net	$1,567	$1,286

NOTE 10 OTHER CURRENT AND NON-CURRENT ASSETS

Additional detail related to assets is presented below:

	June 30,	December 31,
(in millions)	2021	2020
Prepayments and other current assets:
Prepaid tooling	$95	$84
Prepaid taxes	58	64
Customer incentive payments (Note 4)	43	43
Prepaid engineering	32	33
Contract assets (Note 4)	22	16
Other	89	72
Total prepayments and other current assets	$339	$312

Investments and other long-term receivables:
Investment in equity affiliates	$292	$297
Equity securities (Note 3)	203	472
Other long-term receivables	51	51
Total investments and other long-term receivables	$546	$820

Other non-current assets:
Deferred income taxes	$317	$291
Operating leases	209	211
Customer incentive payments (Note 4)	148	166
Other	74	60
Total other non-current assets	$748	$728

NOTE 11 GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of each year, the Company assesses its goodwill assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. No events or circumstances were noted in the first half of 2021 requiring additional assessment or testing. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Air Management	e-Propulsion & Drivetrain	Aftermarket	Total
Gross goodwill balance, December 31, 2020	$1,517	$1,313	$299	$3,129
Accumulated impairment losses, December 31, 2020	(502)	—	—	(502)
Net goodwill balance, December 31, 2020	$1,015	$1,313	$299	$2,627
Goodwill during the period:
Acquisition	707	—	—	707
Measurement period adjustments	—	12	11	23
Other, primarily translation adjustment	(11)	(22)	1	(32)
Ending balance, June 30, 2021	$1,711	$1,303	$311	$3,325

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		June 30, 2021			December 31, 2020
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	7 - 15	$449	$88	$361	$383	$77	$306
Customer relationships	7 - 15	918	290	628	893	272	621
Miscellaneous	1 - 13	24	7	17	10	7	3
Total amortized intangible assets		1,391	385	1,006	1,286	356	930
Unamortized trade names		166	—	166	166	—	166
Total other intangible assets		$1,557	$385	$1,172	$1,452	$356	$1,096

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2021	2020
Beginning balance, January 1	$253	$116
Provisions for current period sales	52	27
Adjustments of prior estimates	17	5
Payments	(73)	(28)
Translation adjustment	(3)	(1)
Ending balance, June 30	$246	$119

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
(in millions)	2021	2020
Other current liabilities	$137	$164
Other non-current liabilities	109	89
Total product warranty liability	$246	$253

NOTE 13 NOTES PAYABLE AND DEBT

As of June 30, 2021 and December 31, 2020, the Company had debt outstanding as follows:

	June 30,	December 31,
(in millions)	2021	2020
Short-term borrowings	$1	$45

Long-term debt
1.800% Senior notes due 11/07/22 (€500 million par value)	—	609
3.375% Senior notes due 03/15/25 ($500 million par value)	498	498
5.000% Senior notes due 03/15/25 ($800 million par value)*	901	912
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,089	1,088
7.125% Senior notes due 02/15/29 ($121 million par value)	119	119
1.000% Senior Notes due 05/19/31 (€1,000 million par value)	1,164	—
4.375% Senior notes due 03/15/45 ($500 million par value)	494	494
Term loan facilities, finance leases and other	95	22
Total long-term debt	4,360	3,742
Less: current portion	12	4
Long-term debt, net of current portion	$4,348	$3,738
________________
*Includes the fair value step-up from the Delphi Technologies acquisition, which was based on observable market data and will be amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of June 30, 2021 and December 31, 2020, the Company had $1 million and $45 million, respectively, in borrowings under these facilities, which are classified in Notes payable and short-term debt on the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2021, the Company repaid $46 million of existing short-term borrowings.

On May 19, 2021, in anticipation of the acquisition of AKASOL and to refinance the Company's €500 million 1.800% senior notes due in November 2022, the Company issued €1.0 billion in 1.000% senior notes due May 2031. Interest is payable annually in arrears on May 19 of each year. These senior notes are not guaranteed by any of the Company’s subsidiaries. On June 18, 2021, the Company repaid its €500 million 1.800% senior notes due November 2022 and incurred a loss on debt extinguishment of $20 million, which is reflected in Interest expense in the Condensed Consolidated Statement of Operations.

On February 19, 2021, the Company entered into a $900 million, 364-day delayed draw term loan facility to satisfy certain cash confirmation requirements in support of the proposed acquisition of AKASOL. The facility was cancelled on May 19, 2021 in accordance with its terms, following the Company’s issuance of the €1.0 billion in senior notes.

The Company has a $2.0 billion multi-currency revolving credit facility which allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at June 30, 2021. At June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2021 and December 31, 2020.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of June 30, 2021 and December 31, 2020, the estimated fair values of the Company’s senior unsecured notes totaled $4,551 million and $4,052 million, respectively. The estimated fair values were $286 million higher than their carrying value at June 30, 2021 and $332 million higher than their carrying value at December 31, 2020. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximates fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $33 million at June 30, 2021 and December 31, 2020. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER CURRENT AND NON-CURRENT LIABILITIES

Additional detail related to liabilities is presented in the table below:

	June 30,	December 31,
(in millions)	2021	2020
Other current liabilities:
Payroll and employee related	$318	$301
Customer related	244	198
Product warranties (Note 12)	137	164
Income taxes payable	124	102
Employee termination benefits (Note 5)	97	101
Indirect taxes	69	69
Accrued freight	52	41
Operating leases	48	47
Dividends payable	39	6
Interest	32	18
Insurance	19	20
Retirement related	16	16
Contract liabilities (Note 4)	16	22
Other	271	304
Total other current liabilities	$1,482	$1,409

Other non-current liabilities:
Deferred income taxes	$264	$276
Non-current income tax liabilities	248	300
Operating leases	168	172
Derivative instruments	121	162
Product warranties (Note 12)	109	89
Deferred income	63	55
Employee termination benefits (Note 5)	37	59
Other	80	68
Total other non-current liabilities	$1,090	$1,181

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Basis of fair value measurements
(in millions)	Balance at June 30, 2021	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Investment in equity securities	$156	$156	$—	$—	A
Foreign currency contracts	$16	$—	$16	$—	A
Net investment hedge contracts	$6	$—	$6	$—	A
Liabilities:
Foreign currency contracts	$12	$—	$12	$—	A
Net investment hedge contracts	$120	$—	$120	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2020	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Investment in equity securities	$432	$432	$—	$—	A
Foreign currency contracts	$5	$—	$5	$—	A
Liabilities:
Foreign currency contracts	$6	$—	$6	$—	A
Net investment hedge contracts	$161	$—	$161	$—	A

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At June 30, 2021 and December 31, 2020, the Company had no derivative contracts that contained credit risk-related contingent features.

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At June 30, 2021 and December 31, 2020, the Company had no material commodity derivative contracts. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At June 30, 2021 and December 31, 2020, the Company had no outstanding interest rate swaps or options.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). During the three months ended June 30, 2021, the Company repaid its €500 million 1.800% senior notes due November 2022, which was designated as a net investment hedge resulting in a deferred loss of $50 million that will remain in accumulated other comprehensive loss until the net investment is sold, completely liquidated or substantially liquidated. The Company has designated the €1.0 billion in 1.000% senior notes due May 2031, issued in May 2021, as a net investment hedge of the Company’s investment in its European subsidiaries. Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At June 30, 2021 and December 31, 2020, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)*
Functional Currency	Traded Currency	Notional in traded currency June 30, 2021	Notional in traded currency December 31, 2020	Ending Duration
British pound	Euro	99	97	Dec - 22
Chinese renminbi	US dollar	113	113	Dec - 22
Chinese renminbi	Euro	28	—	Dec - 21
Euro	Chinese renminbi	218	—	Dec - 21
Euro	Hungarian forint	4,322	—	Dec - 21
Euro	Polish zloty	291	147	Dec - 22
Euro	Swedish krona	120	—	Dec - 21
Euro	Korean won	14,000	—	Nov - 21
Euro	US dollar	61	41	Dec - 22
Indian rupee	US dollar	14	—	Dec - 21
Korean won	US dollar	23	19	Dec - 21
US dollar	British pound	11	—	Dec - 22
US dollar	Euro	27	55	Oct - 21
US dollar	Korean won	102,119	15,000	Dec - 22
US dollar	Singapore dollar	41	47	Dec - 22
US dollar	Thailand baht	1,720	—	May - 22
US dollar	Mexican peso	1,672	1,178	Dec - 22

*Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. dollar equivalent as of June 30, 2021 and December 31, 2020.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). At June 30, 2021 and December 31, 2020, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(millions of dollars)	June 30, 2021	December 31, 2020	Ending duration
US dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
US dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul - 27
Fixed paying notional	€976	€976	Jul - 27
US dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 23
Fixed paying notional	¥10,798	¥10,978	Feb - 23

At June 30, 2021 and December 31, 2020, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	June 30, 2021	December 31, 2020	Location	June 30, 2021	December 31, 2020
Foreign currency	Prepayments and other current assets	$7	$1	Other current liabilities	$10	$4
Foreign currency	Other non-current assets	$1	$—	Other non-current liabilities	$1	$1
Net investment hedges	Other non-current assets	$6	$—	Other non-current liabilities	$120	$161
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$7	$4	Other current liabilities	$1	$1
Foreign currency	Other non-current assets	$1	$—	Other non-current liabilities	$—	$—

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at June 30, 2021 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	June 30, 2021	December 31, 2020
Net investment hedges:
Foreign currency	$(7)	$(1)	$—
Cross-currency swaps	(114)	(161)	—
Foreign currency-denominated debt	19	(68)	—
Total	$(102)	$(230)	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended June 30, 2021
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$3,758	$2,996	$364	$63
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$3
Gain (loss) reclassified from AOCI to income	$—	$1	$—

	Six Months Ended June 30, 2021
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	7,767	6,187	741	$(22)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(3)
Gain (loss) reclassified from AOCI to income	$—	$1	$—

	Three Months Ended June 30, 2020
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$1,426	$1,252	$184	$14
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$1
Gain (loss) reclassified from AOCI to income	$—	$—	$(1)

	Six Months Ended June 30, 2020
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$3,705	$3,084	$397	$(60)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(2)
Gain (loss) reclassified from AOCI to income	$—	$—	$(1)

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2021	2020	2021	2020
Foreign currency	$1	$—	$(6)	$1
Cross-currency swaps	$3	$(17)	$47	$18
Foreign currency-denominated debt	$12	$(10)	$37	$(2)

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2021	2020	2021	2020
Cross-currency swaps	$5	$3	$10	$7
There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for foreign currency-denominated debt designated as net investment hedges. There were no gains and losses reclassified from AOCI for net investment hedges during the periods presented.

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains recorded in income:

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Contract Type	Location	2021	2020	2021	2020
Foreign Currency	Selling, general and administrative expenses	$4	$—	$5	$3

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2021 range from $15 million to $25 million, of which $12 million has been contributed through the first six months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit (income) cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2021		2020
Three Months Ended June 30,	US	Non-US	US	Non-US	2021	2020
Service cost	$—	$7	$—	$5	$—	$—
Interest cost	—	7	2	3	—	—
Expected return on plan assets	(2)	(21)	(2)	(6)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	—
Amortization of unrecognized loss	—	4	—	2	1	—
Net periodic benefit (income) cost	$(2)	$(3)	$—	$4	$—	$—

	Pension benefits				Other postretirement employee benefits
(in millions)	2021		2020
Six Months Ended June 30,	US	Non-US	US	Non-US	2021	2020
Service cost	$—	$13	$—	$10	$—	$—
Interest cost	1	15	3	5	—	1
Expected return on plan assets	(5)	(42)	(5)	(12)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(1)
Amortization of unrecognized loss	1	7	1	5	1	—
Net periodic benefit (income) cost	$(3)	$(7)	$(1)	$8	$—	$—

The components of net periodic benefit (income) cost other than the service cost component are included in Other postretirement income in the Condensed Consolidated Statements of Operations.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three and six months ended June 30, 2021 and 2020, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, March 31, 2021	$3	$2,589	$(1,810)	$6,321	$(736)	$287
Dividends declared ($0.17 per share*)	—	—	—	(41)	—	(4)
Net issuance for executive stock plan	—	3	—	—	—	—
Net issuance of restricted stock	—	10	—	—	—	—
Acquisition of AKASOL	—	—	—	—	—	96
Purchase of noncontrolling interest	—	—	—	—	—	(33)
Net earnings	—	—	—	247	—	27
Other comprehensive loss	—	—	—	—	63	—
Balance, June 30, 2021	$3	$2,602	$(1,810)	$6,527	$(673)	$373

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, March 31, 2020	$3	$1,109	$(1,623)	$6,036	$(801)	$140
Dividends declared ($0.17 per share*)	—	—	—	(35)	—	(2)
Net issuance of restricted stock	—	6	—	—	—	—
Net earnings	—	—	—	(98)	—	14
Other comprehensive income	—	—	—	—	14	—
Balance, June 30, 2020	$3	$1,115	$(1,623)	$5,903	$(787)	$152

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2020	$3	$2,614	$(1,834)	$6,296	$(651)	$296
Dividends declared ($0.34 per share*)	—	—	—	(81)	—	(37)
Net issuance for executive stock plan	—	1	3	—	—	—
Net issuance of restricted stock	—	(13)	21	—	—	—
Acquisition of AKASOL	—	—	—	—	—	96
Purchase of noncontrolling interest	—	—	—	—	—	(33)
Net earnings	—	—	—	312	—	56
Other comprehensive loss	—	—	—	—	(22)	(5)
Balance, June 30, 2021	$3	$2,602	$(1,810)	$6,527	$(673)	$373

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2019	$3	$1,145	$(1,657)	$5,942	$(727)	$138
Dividends declared ($0.34 per share*)	—	—	—	(70)	—	(5)
Net issuance for executive stock plan	—	(16)	12	—	—	—
Net issuance of restricted stock	—	(14)	22	—	—	—
Net earnings	—	—	—	31	—	22
Other comprehensive loss	—	—	—	—	(60)	(3)
Balance, June 30, 2020	$3	$1,115	$(1,623)	$5,903	$(787)	$152
____________________________________
* The dividends declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three and six months ended June 30, 2021 and 2020:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, March 31, 2021	$(408)	$(6)	$(322)	$(736)
Comprehensive (loss) income before reclassifications	60	3	(1)	62
Income taxes associated with comprehensive (loss) income before reclassifications	(3)	—	—	(3)
Reclassification from accumulated other comprehensive loss	—	1	4	5
Income taxes reclassified into net earnings	—	—	(1)	(1)
Ending balance, June 30, 2021	$(351)	$(2)	$(320)	$(673)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, March 31, 2020	$(571)	$(2)	$(228)	$(801)
Comprehensive (loss) income before reclassifications	8	—	—	8
Income taxes associated with comprehensive (loss) income before reclassifications	6	—	1	7
Reclassification from accumulated other comprehensive loss	—	1	(2)	(1)
Income taxes reclassified into net earnings	—	—	—	—
Ending balance, June 30, 2020	$(557)	$(1)	$(229)	$(787)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Balance, December 31, 2020	$(321)	$—	$(330)	$(651)
Comprehensive (loss) income before reclassifications	(13)	(3)	3	(13)
Income taxes associated with comprehensive (loss) income before reclassifications	(17)	—	1	(16)
Reclassification from accumulated other comprehensive loss	—	1	8	9
Income taxes reclassified into net earnings	—	—	(2)	(2)
Ending balance, June 30, 2021	$(351)	$(2)	$(320)	$(673)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Balance, December 31, 2019	$(497)	$—	$(230)	$(727)
Comprehensive (loss) income before reclassifications	(56)	(2)	6	(52)
Income taxes associated with comprehensive (loss) income before reclassifications	(4)	—	(1)	(5)
Reclassification from accumulated other comprehensive loss	—	1	(5)	(4)
Income taxes reclassified into net earnings	—	—	1	1
Ending balance, June 30, 2020	$(557)	$(1)	$(229)	$(787)

NOTE 20 CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s environmental contingencies are discussed below. The Company’s management does not expect that an adverse outcome in any of these other commercial and legal claims, actions and complaints will have a material adverse effect on the Company’s results of operations, financial position or cash flows, although such adverse outcome could be material to the results of operations in a particular quarter.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 26 such sites as of June 30, 2021 and December 31, 2020. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $7 million as of June 30, 2021 and December 31, 2020 included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. This accrual is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives).

NOTE 21 EARNINGS (LOSS) PER SHARE

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 778,962 of performance share units excluded from the computation of the diluted earnings for the three months ended June 30, 2021. There were 852,170 and 244,700 of performance share units excluded from the computation of the diluted earnings per share for the six months ended June 30, 2021 and 2020, respectively. These units were excluded, because the related performance criteria had not been met as of the balance sheet date.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Basic earnings (loss) per share:
Net earnings (loss) attributable to BorgWarner Inc.	$247	$(98)	$312	$31
Weighted average shares of common stock outstanding	238.2	206.0	237.9	205.8
Basic earnings (loss) per share of common stock	$1.03	$(0.47)	$1.31	$0.15

Diluted earnings (loss) per share:
Net earnings (loss) attributable to BorgWarner Inc.	$247	$(98)	$312	$31

Weighted average shares of common stock outstanding	238.2	206.0	237.9	205.8
Effect of stock-based compensation*	1.4	—	1.1	0.6
Weighted average shares of common stock outstanding including dilutive shares	239.6	206.0	239.0	206.4
Diluted earnings (loss) per share of common stock	$1.03	$(0.47)	$1.30	$0.15

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share:	—	—	—	—
____________________________________
* The Company had a loss for the three months ended June 30, 2020. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share. There were 2.8 million stock-based awards excluded from the computation of diluted earnings per share for the three months ended June 30, 2020.

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

Segment Adjusted EBIT is the measure of segment income or loss used by the Company. The Company believes Segment Adjusted EBIT is most reflective of the operational profitability or loss of our reporting segments. The following tables show segment information and Segment Adjusted EBIT for the Company’s reporting segments:

Net Sales by Reporting Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Air Management	$1,854	$826	$3,865	$2,260
e-Propulsion & Drivetrain	1,337	607	2,803	1,467
Fuel Injection	480	—	955	—
Aftermarket	226	—	423	—
Inter-segment eliminations	(139)	(7)	(279)	(22)
Net sales	$3,758	$1,426	$7,767	$3,705

Segment Adjusted EBIT

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Air Management	$277	$28	$599	$236
e-Propulsion & Drivetrain	132	1	269	64
Fuel Injection	38	—	71	—
Aftermarket	32	—	53	—
Segment Adjusted EBIT	479	29	992	300
Corporate, including stock-based compensation	78	38	147	75
Restructuring expense	62	37	92	52
Merger, acquisition and divestiture expense	15	21	28	42
Loss on sale	7	—	7	—
Asset impairments	—	17	—	17
Net gain on insurance recovery for property damage	—	(6)	(2)	(6)
Equity in affiliates’ earnings, net of tax	(16)	(2)	(28)	(7)
Unrealized loss on equity securities	4	—	276	9
Interest income	(3)	(3)	(6)	(5)
Interest expense	42	18	63	30
Other postretirement income	(12)	(1)	(23)	(3)
Earnings (loss) before income taxes and noncontrolling interest	302	(90)	438	96
Provision (benefit) for income taxes	28	(6)	70	43
Net earnings (loss)	274	(84)	$368	$53
Net earnings attributable to noncontrolling interest, net of tax	27	14	56	22
Net earnings (loss) attributable to BorgWarner Inc.	$247	$(98)	$312	$31

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Six Months Ended June 30,
(in millions)	2021	2020
OPERATING
Net earnings	$368	$53
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	390	224
Restructuring expense, net of cash paid	59	45
Stock-based compensation expense	27	16
Loss on sale	7	—
Loss on debt extinguishment	20	—
Asset impairments	—	17
Deferred income tax benefit	(99)	(24)
Unrealized loss on equity securities	276	9
Gain on insurance recovery received for property damages	(2)	(9)
Other non-cash adjustments	(12)	(8)
Net earnings adjustments to reconcile to net cash flows from operations	1,034	323
Retirement plan contributions	(12)	(10)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(158)	362
Inventories	(260)	(40)
Prepayments and other current assets	(21)	(8)
Accounts payable and accrued expenses	41	(284)
Prepaid taxes and income taxes payable	30	(23)
Other assets and liabilities	(32)	7
Net cash provided by operating activities	$622	$327

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$54	$29
Income taxes, net of refunds	$185	$83

	Balance as of:
Non-cash investing transactions:	June 30, 2021	December 31, 2020
Period end accounts payable related to property, plant and equipment purchases	$95	$182

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

On June 4, 2021, the Company completed its voluntary public takeover offer for shares of AKASOL AG (“AKASOL”), resulting in the Company becoming majority owner of AKASOL. The results of operations for AKASOL and Delphi Technologies PLC (“Delphi Technologies”) are not included in the Company’s financial information for the three and six months ended June 30, 2020. On October 1, 2020, the Company completed its acquisition of 100% of the outstanding ordinary shares of Delphi Technologies. Results of operations for Delphi Technologies are included in the Company’s financial information for the three and six months ended June 30, 2021. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

COVID-19 Pandemic Update

Throughout 2020, COVID-19 materially impacted the Company’s business and results of operations. During the first quarter of 2020, the impact of COVID-19 was initially experienced primarily by operations in China. Following the declaration of COVID-19 as a global pandemic on March 11, 2020, government authorities around the world began to impose shelter-in-place orders and other restrictions. As a result, many OEMs began suspending manufacturing operations, particularly in North America and Europe. This led to various temporary closures of, or reduced operations at, the Company’s manufacturing facilities, late in the first quarter of 2020 and throughout the second quarter of 2020

During the second half of 2020, as global management of COVID-19 evolved and government restrictions were removed or lessened, production levels improved, and substantially all of our production facilities resumed closer to normal operations by the end of the third quarter of 2020. We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside of our control requiring us to adjust our operating plan. It is possible a resurgence of COVID-19 could result in adverse impacts in the future. We cannot reasonably estimate the full impact COVID-19 could have on our financial condition, results of operations or cash flows in the future.

Acquisition of AKASOL

On June 4, 2021, a wholly-owned subsidiary of the Company, ABBA BidCo AG (“ABBA BidCo”), completed a voluntary public takeover offer for shares of AKASOL, resulting in ownership of 89% of AKASOL’s outstanding shares. The Company paid approximately €648 million ($788 million) to settle the offer from current cash balances, which included proceeds received from its previously announced public offering of 1.00% Senior Notes due 2031 completed on May 19, 2021. Following the settlement of the offer, AKASOL became a consolidated majority-owned subsidiary of the Company. Upon closing, the Company also consolidated approximately €64 million ($77 million) of gross debt of AKASOL. Subsequent to the completion of the voluntary public takeover offer, and through June 30, 2021, the Company purchased additional shares of AKASOL for €28 million ($33 million) increasing its ownership to 93% as of that date. The acquisition further strengthens BorgWarner’s commercial vehicle and industrial electrification capabilities, which positions the Company to capitalize on what it believes to be a fast-growing battery pack market. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

On August 2, 2021, ABBA BidCo initiated a merger squeeze-out process under German law for the purpose of merging AKASOL into ABBA BidCo and effecting the transfer of shares held by AKASOL’s remaining minority shareholders to ABBA BidCo in return for appropriate cash compensation, the amount of which has not yet been determined. To determine the appropriate cash compensation, ABBA BidCo will engage a valuation firm to carry out a valuation of AKASOL, the adequacy of which will be examined by an independent, court-appointed auditor. The overall process will take a number of months and will include a meeting of AKASOL shareholders.

Bond Offering

On May 19, 2021, in anticipation of the acquisition of AKASOL and to refinance the Company's €500 million 1.800% senior notes due in November 2022, the Company completed the public offering and issuance of €1.0 billion in 1.000% senior notes due May 2031. Interest is payable annually, in arrears, on May 19 of each year. These senior notes are not guaranteed by any of the Company’s subsidiaries. On June 18, 2021, the Company repaid its €500 million 1.800% senior notes due November 2022 and incurred a loss on debt extinguishment of $20 million, which is reflected in Interest expense in the Condensed Consolidated Statement of Operations.

Recent Developments – Electrification Portfolio Strategy

The Company announced at its Investor Day on March 23, 2021, its strategy to continue to deliberately grow its electrification portfolio over time through organic investments and technology-focused acquisitions, most recently through the 2020 purchase of Delphi Technologies as well as the then-pending, and subsequently completed, acquisition of AKASOL. The Company believes it is well positioned for the industry’s anticipated migration to electric vehicles and recently announced plans to continue to expand its electrification portfolio by allocating more R&D investment toward electrification technologies and through incremental technology focused acquisitions. Additionally, the Company announced a plan to dispose of certain internal combustion assets, targeting dispositions of assets generating approximately $1 billion in annual revenue in the next 12 to 18 months and approximately $3 to $4 billion in annual revenue by 2025. The Company is targeting its revenue from products for pure electric vehicles to be over 25% of its total revenue by 2025 and approximately 45% of its total revenue by 2030.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

The following table presents a summary of our operating results:

	Three Months Ended June 30,
(in millions, except per share data)	2021		2020
Net sales		% of net sales		% of net sales
Air Management	$1,854	49.3%	$826	57.9%
e-Propulsion & Drivetrain	1,337	35.6	607	42.6
Fuel Injection	480	12.8	—	—
Aftermarket	226	6.0	—	—
Inter-segment eliminations	(139)	(3.7)	(7)	(0.5)
Total net sales	3,758	100.0	1,426	100.0
Cost of sales	2,996	79.7	1,252	87.8
Gross profit	762	20.3	174	12.2
Selling, general and administrative expenses - R&D, net	166	4.4	88	6.2
Selling, general and administrative expenses - Other	198	5.3	96	6.7
Other operating expense - Restructuring expense	62	1.6	37	2.6
Other operating expense, net - Other	19	0.5	31	2.2
Operating income (loss)	317	8.4	(78)	(5.5)
Equity in affiliates’ earnings, net of tax	(16)	(0.4)	(2)	(0.1)
Unrealized loss on equity securities	4	0.1	—	—
Interest income	(3)	(0.1)	(3)	(0.2)
Interest expense	42	1.1	18	1.3
Other postretirement income	(12)	(0.3)	(1)	(0.1)
Earnings (loss) before income taxes and noncontrolling interest	302	8.0	(90)	(6.3)
Provision (benefit) for income taxes	28	0.7	(6)	(0.4)
Net earnings (loss)	274	7.3	(84)	(5.9)
Net earnings attributable to noncontrolling interest, net of tax	27	0.7	14	1.0
Net earnings (loss) attributable to BorgWarner Inc.	$247	6.6%	$(98)	(6.9)%
Earnings (loss) per share attributable to BorgWarner Inc. — diluted	$1.03		$(0.47)

Net sales for the three months ended June 30, 2021 totaled $3,758 million, an increase of 164% from the three months ended June 30, 2020. During the three months ended June 30, 2021, the impact of legacy Delphi Technologies increased the Company’s revenues by $1,117 million. Excluding the net impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of the Delphi Technologies acquisition, net sales increased approximately 75%, primarily due to the recovery of global markets from the negative effects of COVID-19 on 2020 production and increased demand for the Company’s products.

Cost of sales as a percentage of net sales was 79.7% during the three months ended June 30, 2021, compared to 87.8% during the three months ended June 30, 2020. The Company’s material cost of sales was 55% and 56% of net sales during the three months ended June 30, 2021 and 2020, respectively. Gross profit and gross margin were $762 million and 20.3%, respectively, during the three months ended June 30, 2021 compared to $174 million and 12.2%, respectively, during the three months ended June 30, 2020. The increase in gross margin was primarily due to the recovery of global markets from negative effects of COVID-19 on 2020 production.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2021 were $364 million as compared to $184 million for the three months ended June 30, 2020. SG&A as a percentage of net sales was 9.7% and 12.9% for the three months ended June 30, 2021 and 2020, respectively. The increase in SG&A was primarily related to the acquisition of Delphi Technologies and the reinstated costs related to specific cost reduction actions taken in response to COVID-19 during the three months ended June 30, 2020.

Research and Development (“R&D”) expenses, net of customer reimbursements, were $166 million, or 4.4% of net sales, for the three months ended June 30, 2021, compared to $88 million, or 6.2% of net sales, for the three months ended June 30, 2020. The increase in R&D costs, net of customer reimbursements, for the three months ended June 30, 2021 compared with the three months ended June 30, 2020 was primarily due to the acquisition of Delphi Technologies, which increased R&D costs by $61 million, as well as higher investment to support the continued development of the Company’s electrification portfolio. The Company plans to continue to invest in a number of cross-business R&D programs, as well as a number of other key programs, all of which the Company believes are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is in the range of 5.0% to 5.5% of net sales.

Restructuring expense was $62 million and $37 million for the three months ended June 30, 2021 and 2020, respectively, primarily related to employee benefit costs. The increase in 2021 was primarily due to severance costs under a legacy Delphi Technologies restructuring plan to realign its global technical center footprint and implement headcount reductions. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In February 2020, the Company announced a restructuring plan to address existing structural costs. During the three months ended June 30, 2021 and 2020, the Company recorded $37 million of restructuring charges related to this plan. Cumulatively, the Company has incurred $209 million of restructuring charges related to this plan. This plan is expected to result in a total of $300 million of restructuring costs through 2022. The resulting annual gross savings are expected to be $90 million to $100 million and will be utilized to sustain overall operating margin profile and cost competitiveness. Nearly all of the restructuring charges associated with this plan are expected to be cash expenditures.

In 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this program post-acquisition and has recorded cumulative charges of $33 million since October 1, 2020. Although a majority of the actions under this program have been completed, the Company does expect additional charges, which could be significant, for actions subject to negotiations with employee works council and other employee representatives.

Other operating expense, net - other represents items other than restructuring and was a net expense of $19 million and $31 million for the three months ended June 30, 2021 and 2020, respectively. This includes merger, acquisition and divestiture expense of $15 million and $21 million, for the three months ended June 30, 2021 and 2020, respectively. Also, during the three months ended June 30, 2021, the Company recorded a loss of $7 million in connection with the sale of an e-Propulsion & Drivetrain technical center in Europe. During the three months ended June 30, 2020, the Company recorded asset impairment costs of $9 million in the Air Management segment and $8 million in the e-Propulsion & Drivetrain segment, related to the write down of property, plant and equipment associated with the announced closures of two European facilities. In addition, during the three months ended June 30, 2020, the Company recorded a $6 million net gain from insurance recovery proceeds, which primarily represents the amount received for replacement cost in excess of carrying value for losses sustained from a tornado that damaged the Company’s plant in Seneca, South Carolina.

Equity in affiliates’ earnings, net of tax was $16 million for the three months ended June 30, 2021, representing an increase of $14 million as compared with the three months ended June 30, 2020. The increase was due to the recovery of global markets from negative effects of COVID-19 on 2020 production. This line item is driven by the results of the Company’s unconsolidated joint ventures, NSK-Warner K.K., Turbo Energy Private Limited (“TEL”) and Delphi-TVS Diesel Systems Ltd. (“DTVS”).

Unrealized loss on equity securities was $4 million for the three months ended June 30, 2021. This line item reflects the net unrealized gains or losses recognized during the period related to the Company’s equity securities. The amount for the three months ended June 30, 2021 was related to the Company’s investment in Romeo Power, Inc. For further details, see Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Interest expense was $42 million for the three months ended June 30, 2021, which was an increase of $24 million as compared with the three months ended June 30, 2020. This increase was primarily due to the Company’s $20 million loss on debt extinguishment related to the early repayment of its €500 million 1.800% senior notes settled on June 18, 2021.

Provision for income taxes the Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was 9% and 6%, respectively. During the three-month period ended June 30, 2021, unrecognized tax benefits and accrued interest were decreased for the lapse of the statute of limitations in a non-US jurisdiction for a tax holiday matter which, net of unrecognized foreign tax credits, resulted in a $55 million tax benefit. Additionally, an increase in the United Kingdom (“UK”) tax rate from 19% to 25%, effective April 1, 2023, was enacted in June 2021 resulting in a discrete tax benefit of $20 million as a result of the revaluation of net deferred tax asset balances. The 2020 rate includes restructuring expenses, merger, acquisition and divestiture expenses, and asset impairment costs that are largely non-deductible for tax purposes. During the three months ended June 30, 2020, the Company recorded $75 million of such expenses for which only a $5 million tax benefit was recognized.

Net earnings attributable to noncontrolling interest, net of tax of $27 million for the three months ended June 30, 2021 increased by $13 million compared to the three months ended June 30, 2020. The increase was due to the recovery of global markets from negative effects of COVID-19 on 2020 production resulting in increased profit in joint ventures and the addition of noncontrolling interest from the Delphi Technologies acquisition.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

The following table presents a summary of our operating results:

	Six Months Ended June 30,
(in millions, except per share data)	2021		2020
Net sales		% of net sales		% of net sales
Air Management	$3,865	49.8%	$2,260	61.0%
e-Propulsion & Drivetrain	2,803	36.1	1,467	39.6
Fuel Injection	955	12.3	—	—
Aftermarket	423	5.4	—	—
Inter-segment eliminations	(279)	(3.6)	(22)	(0.6)
Total net sales	7,767	100.0	3,705	100.0
Cost of sales	6,187	79.7	3,084	83.2
Gross profit	1,580	20.3	621	16.8
Selling, general and administrative expenses - R&D, net	349	4.5	197	5.3
Selling, general and administrative expenses - Other	392	5.0	200	5.4
Other operating expense - Restructuring expense	92	1.2	52	1.4
Other operating expense, net - Other	27	0.3	52	1.4
Operating income	720	9.3	120	3.2
Equity in affiliates’ earnings, net of tax	(28)	(0.4)	(7)	(0.2)
Unrealized loss on equity securities	276	3.6	9	0.2
Interest income	(6)	(0.1)	(5)	(0.1)
Interest expense	63	0.8	30	0.8
Other postretirement income	(23)	(0.3)	(3)	(0.1)
Earnings before income taxes and noncontrolling interest	438	5.6	96	2.6
Provision for income taxes	70	0.9	43	1.2
Net earnings	368	4.7	53	1.4
Net earnings attributable to noncontrolling interest, net of tax	56	0.7	22	0.6
Net earnings attributable to BorgWarner Inc.	$312	4.0%	$31	0.8%
Earnings per share attributable to BorgWarner Inc. — diluted	$1.30		$0.15

Net sales for the six months ended June 30, 2021 totaled $7,767 million, an increase of 110% from the six months ended June 30, 2020. During the six months ended June 30, 2021, the impact of legacy Delphi Technologies increased the Company’s revenues by $2,259 million. Excluding the net impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of the Delphi Technologies acquisition, net sales increased approximately 41%, primarily due to the recovery of global markets from the negative effects of COVID-19 on 2020 production and increased demand for the Company’s products.

Cost of sales as a percentage of net sales was 79.7% during the six months ended June 30, 2021, compared to 83.2% during the six months ended June 30, 2020. The Company’s material cost of sales was 54% and 55% of net sales during the six months ended June 30, 2021 and 2020, respectively. Gross profit and gross margin were $1,580 million and 20.3%, respectively, during the six months ended June 30, 2021 compared to $621 million and 16.8%, respectively, during the six months ended June 30, 2020. The increase in gross margin was primarily due to the recovery of global markets from negative effects of COVID-19 on 2020 production.

Selling, general and administrative expenses for the six months ended June 30, 2021 were $741 million as compared to $397 million for the six months ended June 30, 2020. SG&A as a percentage of net sales was 9.5% and 10.7% for the six months ended June 30, 2021 and 2020, respectively. The increase in SG&A was primarily related to the acquisition of Delphi Technologies.

R&D expenses, net of customer reimbursements, were $349 million, or 4.5% of net sales, for the six months ended June 30, 2021, compared to $197 million, or 5.3% of net sales, for the six months ended June 30, 2020. The increase in R&D costs, net of customer reimbursements, for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 was primarily due to the acquisition of Delphi Technologies, which increased R&D costs by $132 million.

Restructuring expense was $92 million and $52 million for the six months ended June 30, 2021 and 2020, respectively, primarily related to employee benefit costs. The increase in 2021 was primarily due to severance costs under a legacy Delphi Technologies restructuring plan to realign its global technical center footprint and implement headcount reductions. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In February 2020, the Company announced a restructuring plan to address existing structural costs. During the six months ended June 30, 2021 and 2020, the Company recorded $61 million and $52 million of restructuring charges related to this plan, respectively.

Other operating expense, net - other represents items other than restructuring and was net expense of $27 million and $52 million for the six months ended June 30, 2021 and 2020, respectively, including merger, acquisition and divestiture expense of $28 million and $42 million, for the six months ended June 30, 2021 and 2020, respectively. Also, during the six months ended June 30, 2021, the Company recorded a loss of $7 million in connection with the sale of an e-Propulsion & Drivetrain technical center in Europe. During the six months ended June 30, 2020, the Company recorded asset impairment costs of $9 million in the Air Management segment and $8 million in the e-Propulsion & Drivetrain segment, related to the write down of property, plant and equipment associated with the announced closures of two European facilities. In addition, during the six months ended June 30, 2020, the Company recorded a $6 million net gain from insurance recovery proceeds which primarily represents the amount received for replacement cost in excess of carrying value for losses sustained from a tornado that damaged the Company’s plant in Seneca, South Carolina.

Equity in affiliates’ earnings, net of tax was $28 million for the six months ended June 30, 2021, representing an increase of $21 million as compared with the six months ended June 30, 2020. The increase was due to the recovery of global markets from negative effects of COVID-19 on 2020 production. This line item is driven by the results of the Company’s unconsolidated joint ventures, NSK-Warner K.K., TEL and DTVS.

Unrealized loss on equity securities was $276 million and $9 million for the six months ended June 30, 2021 and 2020. This line item reflects the net unrealized gains or losses recognized during the period related to the Company’s equity securities. The amounts for the six months ended June 30, 2021 and 2020 were related to the Company’s investment in Romeo Power, Inc. For further details, see Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Interest expense was $63 million for the six months ended June 30, 2021, which was an increase of $33 million as compared with the six months ended June 30, 2020. This increase was primarily due to the Company’s $20 million loss on debt extinguishment related to the early repayment of its €500 million 1.800% senior notes settled on June 18, 2021. In addition, the increase is due to the Company’s $1.1 billion senior notes issuance in June 2020 and the $800 million of senior notes acquired as part of the Delphi Technologies acquisition.

Provision for income taxes the Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was 16% and 45%, respectively. During the six-month period ended June 30, 2021, unrecognized tax benefits and accrued interest were decreased for the lapse of the statute of limitations in a non-US jurisdiction for a tax holiday matter which, net of unrecognized foreign tax credits, resulted in a $55 million tax benefit. Additionally, an increase in the UK tax rate from 19% to 25%, effective April 1, 2023, was enacted in June 2021 resulting in a discrete tax benefit of $20 million as a result of the revaluation of net deferred tax asset balances. Further, the Company’s effective tax rate includes a net discrete tax benefit of $24 million primarily related to changes to certain withholding rates applied to unremitted earnings. The 2020 rate was unfavorably impacted by $94 million of restructuring expenses and merger, acquisition and divestiture expenses that were largely non-deductible for tax purposes, resulting in only $9 million of tax benefit being recognized. This rate was further unfavorably impacted by $26 million of asset impairment charges for which no tax benefit was recognized as full valuation allowances were recorded against the corresponding deferred tax assets. The Company also recorded reductions in income tax expense of $10 million for other one-time adjustments primarily related to tax law changes in India that were enacted during the first three months of 2020 and the release of certain unrecognized tax benefits due to the closure of an audit.

Net earnings attributable to noncontrolling interest, net of tax of $56 million for the six months ended June 30, 2021 increased by $34 million compared to the six months ended June 30, 2020. The increase was due to the recovery of global markets from negative effects of COVID-19 on 2020 production resulting in increased profit in joint ventures and the addition of noncontrolling interests from the Delphi Technologies acquisition.

Non-comparable items impacting the Company’s earnings per diluted share and net earnings

The Company’s earnings (loss) per diluted share were $1.03 and $(0.47) for the three months ended June 30, 2021 and 2020, respectively, and $1.30 and $0.15 for the six months ended June 30, 2021 and 2020, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-comparable items:
Restructuring expense	$(0.19)	$(0.15)	$(0.31)	$(0.21)
Merger, acquisition and divestiture expense[1]	(0.06)	(0.10)	(0.10)	(0.20)
Loss on sale[2]	(0.03)	—	(0.03)	—
Asset impairments[3]	—	(0.08)	—	(0.08)
Net gain on insurance proceeds for property damage[4]	—	0.02	—	0.02
Unrealized loss on equity securities[5]	(0.01)	—	(0.88)	(0.04)
Loss on debt extinguishment[6]	(0.06)	—	(0.06)	—
Delayed draw term loan cancellation	—	(0.01)	—	(0.01)
Tax adjustments[7]	0.30	(0.01)	0.38	0.05
Total impact of non-comparable items per share - diluted	$(0.05)	$(0.33)	$(1.00)	$(0.47)
________________

1
During the three months ended June 30, 2021 and 2020, the Company recorded merger, acquisition and divestiture expense of $15 million and $21 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded merger, acquisition and divestiture expense of $28 million and $42 million, respectively. The expense for 2021 primarily related to professional fees for integration and other support associated with the Company’s acquisition of Delphi Technologies completed on October 1, 2020 and professional fees associated with the acquisition of AKASOL completed on June 4, 2021. The expense for 2020 primarily related to professional fees associated with the Company’s acquisition of Delphi Technologies.

2	During the three months ended June 30, 2021, the Company recorded a loss of $7 million in connection with the sale of an e-Propulsion & Drivetrain technical center in Europe.
3
During the three and six months ended June 30, 2020, the Company recorded asset impairment costs of $9 million in the Air Management segment and $8 million in the e-Propulsion & Drivetrain segment, related to the write down of property, plant and equipment associated with the announced closures of two European facilities.

4
During the three and six months ended June 30, 2020, the Company recorded a $6 million net gain from insurance recovery proceeds which primarily represents the amount received for replacement cost in excess of carrying value for losses sustained from a tornado that damaged the Company’s plant in Seneca, South Carolina.

5
Unrealized loss on equity securities represents the net unrealized loss recognized related to the Company’s equity securities in Romeo Power, Inc. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

6	During the three and six months ended June 30, 2021, the Company recorded a $20 million loss on debt extinguishment related to the early repayment of its €500 million 1.800% senior notes.
7
The Company’s provision for income taxes for the three and six months ended June 30, 2021, includes reductions to tax expense of $75 million and $99 million, respectively. During the three and six months ended June 30, 2021, the primary items included a $55 million tax benefit related to the lapse of the statute of limitations in a non-US jurisdiction for a tax holiday matter and a discrete tax benefit of $20 million related to an increase in the UK tax rate. The six months ended June 30, 2021, also included a discrete tax benefit of $24 million primarily related to changes to certain withholding rates applied to unremitted earnings.

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

Segment Adjusted EBIT

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	% margin	2020	% margin	2021	% margin	2020	% margin
Air Management	$277	14.9%	$28	3.4%	$599	15.5%	$236	10.4%
e-Propulsion & Drivetrain	132	9.9%	1	0.2%	269	9.6%	64	4.4%
Fuel Injection	38	7.9%	—	n/a	71	7.4%	—	n/a
Aftermarket	32	14.2%	—	n/a	53	12.5%	—	n/a
Segment Adjusted EBIT	$479		$29		$992		$300

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

The Air Management segment’s net sales increased $1,028 million, or 124%, and Segment Adjusted EBIT increased $249 million from the three months ended June 30, 2020. The Delphi Technologies acquisition increased Air Management revenues by $284 million for the three months ended June 30, 2021. Excluding the net impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of the Delphi Technologies acquisition, net sales increased approximately 79% from the three months ended June 30, 2020, primarily due to the recovery of global markets from the negative effects of COVID-19 on 2020 production and increased demand for the Company’s products. The Segment Adjusted EBIT margin was 14.9% for the three months ended June 30, 2021, compared to 3.4% for the three months ended June 30, 2020. The Segment Adjusted EBIT margin increase was primarily due to the impact of higher sales and savings arising from the Company’s restructuring initiatives.

The e-Propulsion & Drivetrain segment’s net sales increased $730 million, or 120%, and Segment Adjusted EBIT increased $131 million from the three months ended June 30, 2020. The Delphi Technologies acquisition increased e-Propulsion & Drivetrain revenues by $250 million for the three months ended June 30, 2021. Excluding the impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of the Delphi Technologies acquisition, net sales increased 70% from the three months ended June 30, 2020, primarily due to the recovery of global markets from the negative effects of COVID-19 on 2020 production and increased demand for the Company’s products. The e-Propulsion & Drivetrain Segment Adjusted EBIT margin was 9.9% during the three months ended June 30, 2021, up from 0.2% during the three months ended June 30, 2020, primarily due to the impact of higher sales.

The Fuel Injection segment’s net sales and Segment Adjusted EBIT for the three months ended June 30, 2021 were $480 million and $38 million, respectively. The Segment Adjusted EBIT margin was 7.9% in the three months ended June 30, 2021. This is a new reporting segment following the acquisition of Delphi Technologies on October 1, 2020.

The Aftermarket segment’s net sales and Segment Adjusted EBIT for the three months ended June 30, 2021 were $226 million and $32 million, respectively. The Segment Adjusted EBIT margin was 14.2% in the three months ended June 30, 2021. This is a new reporting segment following the acquisition of Delphi Technologies on October 1, 2020.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

The Air Management segment’s net sales increased $1,605 million, or 71%, and Segment Adjusted EBIT increased $363 million, or 154%, from the six months ended June 30, 2020. The Delphi Technologies acquisition increased Air Management revenues by $606 million for the six months ended June 30, 2021. Excluding the net impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of the Delphi Technologies acquisition, net sales increased approximately 36% from the six months ended June 30, 2020, primarily due to the recovery of global markets from the negative effects of COVID-19 on 2020 production and increased demand for the Company’s products. The Segment Adjusted EBIT margin was 15.5% for the six months ended June 30, 2021, compared to 10.4% for the six months ended June 30, 2020. The Segment Adjusted EBIT margin increase was primarily due to the impact of higher sales and savings arising from the Company’s restructuring initiatives.

The e-Propulsion & Drivetrain segment’s net sales increased $1,336 million, or 91%, and Segment Adjusted EBIT increased $205 million from the six months ended June 30, 2020. The Delphi Technologies acquisition increased e-Propulsion & Drivetrain revenues by $518 million for the six months ended June 30, 2021. Excluding the impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of the Delphi Technologies acquisition, net sales increased 48% from the six months ended June 30, 2020, primarily due to the recovery of global markets from the negative effects of COVID-19 on 2020 production and increased demand for the Company’s products. The e-Propulsion & Drivetrain Segment Adjusted EBIT margin was 9.6% during the six months ended June 30, 2021, up from 4.4% during the six months ended June 30, 2020, primarily due to the impact of higher sales.

The Fuel Injection segment’s net sales and Segment Adjusted EBIT for the six months ended June 30, 2021 were $955 million and $71 million, respectively. The Segment Adjusted EBIT margin was 7.4% in the six months ended June 30, 2021. The Segment Adjusted EBIT for the six months ended June 30, 2021 included expense of $20 million related to an agreement to continue supply from a troubled supplier.

The Aftermarket segment’s net sales and Segment Adjusted EBIT for the six months ended June 30, 2021 were $423 million and $53 million, respectively. The Segment Adjusted EBIT margin was 12.5% in the six months ended June 30, 2021.

Outlook

Our overall outlook for 2021 is positive. The Company expects global industry production to increase year over year based on the assumption that the negative effects of COVID-19 on 2020 production will not recur in 2021. The Company expects net new business-related sales growth, due to increased penetration of BorgWarner products around the world, to drive a sales increase in line with or greater than the year-over-year increase in industry production. As result, the Company expects increased revenue in 2021, excluding the impact of foreign currencies and the net impact of acquisitions and divestitures.

In the first half of 2021, we experienced component supply constraints similar to others in the automotive industry, as have our customers. These supply constraints began to impact production in March and continued to cause further reductions in volumes in our second quarter. The Company expects continuing disruptions in the second half of 2021. In addition, the Company’s results of operations for the first half of 2021 have been negatively impacted by the rising costs of commodities, and we expect commodity cost volatility, particularly related to steel and petroleum-based resin products, to have a continual impact on our results of operations for the remainder of the year. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using multiple approaches.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. At June 30, 2021, the Company had $1,568 million of cash and cash equivalents including $15 million of restricted cash. Cash balances of $844 million were held by our subsidiaries outside the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions.

The vast majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility that allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at June 30, 2021. At June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2021 and December 31, 2020.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion. In addition to the credit facility, the Company’s universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions.

On February 12, 2021, April 28, 2021, and July 28, 2021 the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. The dividends declared in the first and second quarters were paid on March 15, 2021, and June 15, 2021, respectively. The dividends declared in the third quarter will be paid on September 15, 2021.

On January 28, 2020, the Company entered into a definitive agreement to acquire Delphi Technologies. During 2020, due to the business disruptions from COVID-19 and uncertainties surrounding the Delphi Technologies acquisition, Standard & Poor's downgraded the Company's rating from BBB+ with a stable outlook to BBB with a negative outlook. Additionally, Moody's and Fitch adjusted their outlooks from stable to negative but maintained the Company's credit ratings at Baa1 and BBB+, respectively. In April 2021, Moody’s reaffirmed the Company’s Baa1 credit rating and adjusted their outlook from negative to stable. In May 2021, Fitch Ratings reaffirmed the Company’s BBB+ rating and adjusted their outlook from negative to stable. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Six Months Ended June 30,
(in millions)	2021	2020
OPERATING
Net earnings	$368	$53
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	390	224
Restructuring expense, net of cash paid	59	45
Stock-based compensation expense	27	16
Loss on sale	7	—
Loss on debt extinguishment	20	—
Asset impairments	—	17
Deferred income tax benefit	(99)	(24)
Unrealized loss on equity securities	276	9
Gain on insurance recovery received for property damages	(2)	(9)
Other non-cash adjustments	(12)	(8)
Net earnings adjustments to reconcile to net cash flows from operations	1,034	323
Retirement plan contributions	(12)	(10)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(158)	362
Inventories	(260)	(40)
Prepayments and other current assets	(21)	(8)
Accounts payable and accrued expenses	41	(284)
Prepaid taxes and income taxes payable	30	(23)
Other assets and liabilities	(32)	7
Net cash provided by operating activities	$622	$327

Net cash provided by operating activities increased to $622 million during the first six months of 2021 from $327 million during the first six months of 2020. The $295 million increase in cash provided by operating activities was primarily due to higher net earnings adjusted for non-cash charges, partially offset by higher working capital levels primarily due to increased sales and inventory levels.

Investing Activities

	Six Months Ended June 30,
(in millions)	2021	2020
INVESTING
Capital expenditures, including tooling outlays	$(342)	$(171)
Capital expenditures for damage to property, plant and equipment	(2)	—
Insurance proceeds received for damage to property, plant and equipment	—	22
Payments for businesses acquired, net of cash and restricted cash acquired	(759)	(2)
Proceeds from settlement of net investment hedges, net	11	6
Payments for investments in equity securities and other, net	(7)	(2)
Net cash used in investing activities	$(1,099)	$(147)

Net cash used in investing activities increased to $1,099 million during the first six months of 2021 from $147 million during the first six months of 2020. This increase was primarily due to cash outflows related to the 2021 acquisition of AKASOL and higher capital expenditures.

Financing Activities

	Six Months Ended June 30,
(in millions)	2021	2020
FINANCING
Net decrease in notes payable	$(6)	$—
Additions to debt	1,229	1,143
Payments for debt issuance costs	(10)	(10)
Repayments of debt, including current portion	(671)	(35)
Payments for stock-based compensation items	(14)	(13)
Purchase of noncontrolling interest	(33)	—
Dividends paid to BorgWarner stockholders	(81)	(70)
Dividends paid to noncontrolling stockholders	(5)	(16)
Net cash provided by financing activities	$409	$999

Net cash provided by financing activities of $409 million during the first six months of 2021 decreased $590 million compared to net cash provided by financing activities of $999 million during the first six months of 2020. This decrease in net cash provided by financing activities during the first six months of 2021 was primarily related to the Company’s repayment of its €500 million 1.800% senior notes due November 2022. The net cash provided by financing during the first six months of 2021 also includes the Company’s public offering and issuance of €1.0 billion in 1.000% senior notes due May 2031 and the $33 million paid to acquire additional shares in AKASOL.

CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s environmental contingencies are discussed below. The Company’s management does not expect that an adverse outcome in any of these other commercial and legal claims, actions and complaints will have a material adverse effect on the Company’s results of operations, financial position or cash flows, although such adverse outcome could be material to the results of operations in a particular quarter.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 26 such sites as of June 30, 2021 and December 31, 2020. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, Chinese Renminbi, Euro, British Pound Sterling, Hungarian Forint, and Korean Won. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts, cross-currency swaps and foreign-currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of June 30, 2021 and December 31, 2020, the Company recorded a deferred loss of $102 million and $230 million, respectively, both before taxes, for designated net investment hedges within accumulated other comprehensive income (loss).

The foreign currency translation adjustments during the three and six months ended June 30, 2021 and 2020 are shown in the following tables, which provide the percentage change in U.S. dollar against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Chinese renminbi	2%	$32	1%	$24
Brazilian real	12%	$23	5%	$9
Euro	1%	$14	(3)%	$(20)
Korean won	—%	$(7)	(5)%	$(34)

(in millions, except for percentages)	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Euro	(2)%	$9	—%	$14
Korean won	(2)%	$7	4%	$(14)
Chinese renminbi	—%	$2	1%	$(17)
British pound	—%	$(2)	6%	$(17)
Brazilian real	5%	$(3)	26%	$(22)

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

On December 15, 2020, a putative derivative lawsuit captioned Nyiradi, et al. v. Michas, et al., Case 1:20-cv-01700, was filed in the United States District Court for the District of Delaware against certain former and current directors and former officers of BorgWarner. The lawsuit, which was purportedly brought on the Company’s behalf, named BorgWarner as a nominal defendant. Plaintiffs alleged, among other things, violations of the federal securities laws and breaches of fiduciary duty relating to the Company’s past accounting for incurred but not yet asserted asbestos liabilities and its public disclosures. As a nominal defendant, the Company had no direct exposure in connection with the lawsuit. On April 14, 2021, BorgWarner and the plaintiffs agreed in principle to dismiss the case without prejudice, without any payment by BorgWarner, and the dismissal occurred on April 22, 2021. By letter dated June 9, 2021, a different stockholder delivered a litigation demand to the Board of Directors under Delaware law that included similar allegations relating to certain current and former directors and officers. The letter demanded that the Board conduct an investigation and commence a civil action against appropriate directors and officers. The Board is considering the letter.

Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of environmental and other litigation which is incorporated herein by reference.

Item 1A. Risk Factors

During the six months ended June 30, 2021, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2020, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaced the previous share repurchase program. As of June 30, 2021, the Company has repurchased $216 million of common stock under this repurchase program. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2021:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
April 1, 2021 - April 30, 2021
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	12,502	$46.45	—
May 1, 2021 - May 31, 2021
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	5,673	$51.39	—
June 1, 2021 - June 30, 2021
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	3,714	$51.00	—

Item 6. Exhibits

Exhibit 1.1
Underwriting Agreement, dated May 12, 2021, among the Company and Deutsche Bank AG, London Branch. Merrill Lynch International, and J.P. Morgan Securities, as lead managers (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 13, 2021).

Exhibit 4.2
Eighth Supplemental Indenture, dated as of May 19. 2021, between the Company and Deutsche Bank Trust Company Americas, as the indenture trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed May 19, 2021)

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

Date: August 4, 2021