Form 10-Q
period 2021-09-30
BORGWARNER INC
filed 2021-11-03
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 29, 2021, the registrant had 239,771,275 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include: supply disruptions impacting us or our customers, such as the current shortage of semiconductor chips that has impacted original equipment manufacturer (“OEM”) customers and their suppliers, including us; commodities availability and pricing; competitive challenges from existing and new competitors including OEM customers; the challenges associated with rapidly-changing technologies, particularly as relates to electric vehicles, and our ability to innovate in response; uncertainties regarding the extent and duration of impacts of matters associated with the COVID-19/coronavirus pandemic (“COVID-19”), including additional production disruptions; the failure to realize the expected benefits of the acquisition of Delphi Technologies PLC that we completed on October 1, 2020; the failure to realize the expected benefits of the acquisition of AKASOL AG (“AKASOL”) or a delay in the ability to realize those benefits; the failure to successfully execute on a timely basis our taking private strategy with respect to AKASOL; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth to 2030; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions; the ability to identify appropriate combustion portfolio businesses for disposition and consummate planned dispositions on acceptable terms; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to acquired businesses; our dependence on automotive and truck production, both of which are highly cyclical and subject to disruptions; our reliance on major OEM customers; fluctuations in interest rates and foreign currency exchange rates; availability of credit; our dependence on key management; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims; future changes in laws and regulations, including, by way of example, tariffs, in the countries in which we operate; impacts from any potential future acquisition or divestiture transactions; and the other risks, including, by way of example, pandemics and quarantines, noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in our most recently-filed Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,507	$1,650
Restricted cash	3	—
Receivables, net	2,890	2,919
Inventories, net	1,649	1,286
Prepayments and other current assets	308	312
Assets held for sale	105	—
Total current assets	6,462	6,167

Property, plant and equipment, net	4,398	4,591
Goodwill	3,285	2,627
Other intangible assets, net	1,134	1,096
Investments and other long-term receivables	513	820
Other non-current assets	699	728
Total assets	$16,491	$16,029

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$54	$49
Accounts payable	2,131	2,352
Other current liabilities	1,430	1,409
Liabilities held for sale	22	—
Total current liabilities	3,637	3,810

Long-term debt	4,288	3,738
Retirement-related liabilities	518	576
Other non-current liabilities	1,028	1,181
Total liabilities	9,471	9,305

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,617	2,614
Retained earnings	6,582	6,296
Accumulated other comprehensive loss	(746)	(651)
Common stock held in treasury, at cost	(1,810)	(1,834)
Total BorgWarner Inc. stockholders’ equity	6,646	6,428
Noncontrolling interest	374	296
Total equity	7,020	6,724
Total liabilities and equity	$16,491	$16,029

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net sales	$3,416	$2,534	$11,183	$6,239
Cost of sales	2,766	2,017	8,953	5,101
Gross profit	650	517	2,230	1,138

Selling, general and administrative expenses	343	204	1,084	601
Other operating expense, net	54	29	173	133
Operating income	253	284	973	404

Equity in affiliates’ earnings, net of tax	(12)	(3)	(40)	(10)
Unrealized loss on equity securities	61	—	337	9
Interest income	(3)	(3)	(9)	(8)
Interest expense	21	20	84	50
Other postretirement income	(10)	(2)	(33)	(5)
Earnings before income taxes and noncontrolling interest	196	272	634	368

Provision for income taxes	79	143	149	186
Net earnings	117	129	485	182
Net earnings attributable to noncontrolling interest, net of tax	21	18	77	40
Net earnings attributable to BorgWarner Inc.	$96	$111	$408	$142

Earnings per share attributable to BorgWarner Inc. — basic	$0.40	$0.54	$1.71	$0.69

Earnings per share attributable to BorgWarner Inc. — diluted	$0.40	$0.53	$1.70	$0.69

Weighted average shares outstanding:
Basic	238.2	206.0	238.0	205.9
Diluted	239.8	207.3	239.3	206.7

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net earnings attributable to BorgWarner Inc.	$96	$111	$408	$142

Other comprehensive income (loss)
Foreign currency translation adjustments*	(81)	49	(111)	(11)
Hedge instruments*	(1)	1	(3)	—
Defined benefit postretirement plans*	9	7	19	8
Total other comprehensive (loss) income attributable to BorgWarner Inc.	(73)	57	(95)	(3)

Comprehensive income attributable to BorgWarner Inc.*	23	168	313	139

Net earnings attributable to noncontrolling interest, net of tax	21	18	77	40
Other comprehensive (loss) income attributable to noncontrolling interest*	(6)	6	(11)	3
Comprehensive income	$38	$192	$379	$182
____________________________________
*    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2021	2020
OPERATING
Net cash provided by operating activities (see Note 24)	$764	$808
INVESTING
Capital expenditures, including tooling outlays	(494)	(262)
Capital expenditures for damage to property, plant and equipment	(2)	(18)
Insurance proceeds received for damage to property, plant and equipment	5	23
Payments for businesses acquired, net of cash and restricted cash acquired	(759)	(2)
Proceeds from settlement of net investment hedges, net	21	12
Payments for investments in equity securities	(15)	(2)
Proceeds from asset disposals and other, net	6	—
Net cash used in investing activities	(1,238)	(249)
FINANCING
Net (decrease) increase in notes payable	(8)	6
Additions to debt	1,273	1,163
Payments for debt issuance costs	(10)	(11)
Repayments of debt, including current portion	(698)	(308)
Payments for stock-based compensation items	(14)	(13)
Purchase of noncontrolling interest	(33)	—
Dividends paid to BorgWarner stockholders	(122)	(105)
Dividends paid to noncontrolling stockholders	(38)	(21)
Net cash provided by financing activities	350	711
Effect of exchange rate changes on cash	(16)	19
Net (decrease) increase in cash, cash equivalents and restricted cash	(140)	1,289
Cash and cash equivalents at beginning of year	1,650	832
Cash, cash equivalents and restricted cash at end of period	$1,510	$2,121

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet as of December 31, 2020 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

COVID-19 Pandemic and Other Supply Disruptions

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

During 2021, trailing impacts of the shut downs and production declines related, in part, to COVID-19 created component supply constraints, particularly semiconductor chips, that have and are expected to continue to have significant impacts on global industry production levels. In addition, it is possible a resurgence of the COVID-19 pandemic could result in adverse impacts in the future. Management cannot reasonably estimate the full impact the ongoing supply constraints or the COVID-19 pandemic could have on the Company’s financial condition, results of operations or cash flows in the future.

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

NOTE 3 ACQUISITIONS

In accordance with ASC Topic 805, “Business Combinations,” acquisitions are recorded using the acquisition method of accounting. The Company recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest as of the acquisition date fair value. Various valuation techniques are used to determine the fair value of intangible assets, with the primary techniques being forms of the income approach, specifically the relief-from-royalty and multi-period excess earnings valuation methods. Under these valuation approaches, the Company is required to make estimates and assumptions from a market participant perspective and may include revenue growth rates, estimated earnings, royalty rates, obsolescence factors, contributory asset charges, customer attrition and discount rates.

AKASOL AG

On June 4, 2021, the Company completed its voluntary public takeover offer for shares of AKASOL AG (“AKASOL”), resulting in ownership of 89% of AKASOL’s outstanding shares. The Company paid approximately €648 million ($788 million) to settle the offer from current cash balances, which included proceeds received from its public offering of 1.00% Senior Notes due 2031 completed on May 19, 2021. Refer to Note 14, “Notes Payable And Debt,” to the Condensed Consolidated Financial Statements for more information. Following the settlement of the offer, AKASOL became a consolidated majority-owned subsidiary of the Company. Upon that settlement, the Company also consolidated approximately €64 million ($77 million) of gross debt of AKASOL. Subsequent to the completion of the voluntary public takeover offer, the Company purchased additional shares of AKASOL for €28 million ($33 million) increasing its ownership to 93% as of September 30, 2021. The acquisition further strengthens BorgWarner’s commercial vehicle and industrial electrification capabilities, which positions the Company to capitalize on what it believes to be a fast-growing battery module and pack market.

On August 2, 2021, the Company initiated a merger squeeze-out process under German law for the purpose of acquiring 100% of AKASOL. To determine the appropriate cash compensation for all outstanding AKASOL shares, the Company has engaged a valuation firm to determine the current fair value of the shares, the adequacy of which will be subsequently examined by an independent, court-appointed auditor. The overall process will take several months and will require a resolution to be passed by AKASOL’s shareholders in a general meeting.

The purchase price was allocated on a preliminary basis as of June 4, 2021. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. Certain estimated values for the acquisition, including goodwill and deferred taxes, are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of June 4, 2021, the acquisition date:

(in millions)	Initial Allocation	Measurement Period Adjustments	Revised Allocation
ASSETS
Cash and cash equivalents (including restricted cash of $16 million)	$29	$—	$29
Receivables, net	16	—	16
Inventories, net	42	(2)	40
Prepayments and other current assets	5	—	5
Property, plant and equipment, net	106	4	110
Goodwill	707	(4)	703
Other intangible assets, net	130	—	130
Total assets acquired	1,035	(2)	1,033
LIABILITIES
Notes payable and other short-term debt	8	—	8
Accounts payable	22	—	22
Other current liabilities	13	5	18
Long-term debt	69	—	69
Other non-current liabilities	39	(7)	32
Total liabilities assumed	151	(2)	149
Noncontrolling interest	96	—	96
Net assets and noncontrolling interest acquired	$788	$—	$788

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $703 million, including the impact of measurement period adjustments, was recorded within the Company’s Air Management segment. The goodwill consists of the Company’s expected future economic benefits that will arise from acquiring this business, which is established in making next-generation products for electric vehicles and the potential development and deployment of future technologies, across a global customer base, in this market and across adjacent industries. The goodwill is not expected to be deductible for tax purposes.

The following table summarizes the other intangible assets acquired:

(in millions)	Estimated Life	Estimated Fair Value
Amortized intangible assets:
Developed technology	5 years	$70
Customer relationships	11 years	25
Total amortized intangible assets		95
Unamortized trade name	Indefinite	35
Total other intangible assets		$130

Generally accepted valuation practice indicates that assets and liabilities may be valued using a range of methodologies. The property, plant and equipment acquired were valued using a combination of cost and market approaches. Goodwill and identifiable intangible assets were valued using the income approach. Noncontrolling interests were valued using a market approach. Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values; however, management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate.

The impact of the AKASOL acquisition on net sales and net earnings was immaterial for the three and nine months ended September 30, 2021. Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the current and prior reporting period is not provided.

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

On October 5, 2020, the Company completed its offer to exchange new BorgWarner notes for the DT Notes. Approximately $776 million in aggregate principal amount of outstanding DT Notes, representing 97% of the $800 million total outstanding principal amount of the DT Notes, were validly exchanged and cancelled for new BorgWarner notes. Following such cancellation, approximately $24 million in aggregate principal amount of the DT Notes remain outstanding. Since the majority of the DT Notes were exchanged, for the DT notes that remain outstanding, the Company was able to eliminate substantially all of the restrictive covenants and events of default not related to payment on the $800 million in outstanding senior notes of the Company.

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

The Company finalized its valuation of the assets and liabilities of the Delphi Technologies acquisition during the third quarter of 2021. During the nine months ended September 30, 2021, the Company made measurement period adjustments based on new information about facts and circumstances that existed as of the acquisition date.

The following table summarizes the final fair values of assets acquired and liabilities assumed as of the acquisition date and subsequent measurement period adjustments:

(in millions)	Initial Allocation	Measurement Period Adjustments	Revised Allocation
ASSETS
Cash and cash equivalents	$460	$—	$460
Receivables, net	901	(4)	897
Inventories, net	398	(5)	393
Prepayments and other current assets	77	2	79
Property, plant and equipment, net	1,548	(31)	1,517
Investments and other long-term receivables	103	(1)	102
Goodwill	710	44	754
Other intangible assets, net	760	—	760
Other non-current assets	359	1	360
Total assets acquired	5,316	6	5,322
LIABILITIES
Notes payable and other short-term debt	2	—	2
Accounts payable	692	1	693
Other current liabilities	609	9	618
Long-term debt	934	—	934
Other non-current liabilities:
Retirement-related	313	—	313
Other non-current liabilities	286	(4)	282
Total liabilities assumed	2,836	6	2,842
Noncontrolling interest	89	—	89
Net assets and noncontrolling interest acquired	$2,391	$—	$2,391

Any excess of the purchase price over the fair value of net assets was recognized as goodwill. Goodwill of $754 million, including the impact of measurement period adjustments, was allocated across the Company’s four segments, as noted in the table below. The goodwill consists of the Company’s expected future economic benefits that will arise from expected future product sales and operational synergies from combining Delphi Technologies with its existing business and is not deductible for tax purposes.

(in millions)
Air Management	$150
e-Propulsion & Drivetrain	301
Fuel Injection	—
Aftermarket	303
Total acquisition date goodwill	$754

The following table summarizes the other intangible assets acquired:

(in millions)	Estimated Life	Estimated Fair Value
Amortized intangible assets:
Developed technology	14 years	$270
Customer relationships	15 years	380
Total amortized intangible assets		650
Unamortized trade name	Indefinite	110
Total other intangible assets		$760

Generally accepted valuation practice indicates that assets and liabilities may be valued using a range of methodologies. The property, plant and equipment and inventory acquired were valued using a combination of cost and market approaches. Goodwill, identifiable intangible assets, noncontrolling interests and the equity method investment were valued using the income approach. Management used a third-party valuation firm to assist in the determination of the preliminary purchase accounting fair values; however, management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate.

On a pro forma basis, the combined net sales of the Company and Delphi Technologies for the three and nine months ended September 30, 2020 were $3,588 million and $8,866 million, respectively.

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

On December 29, 2020, through the business combination of Romeo Systems, Inc. and special purpose acquisition company RMG Acquisition Corporation, a new entity, Romeo Power, Inc., became a publicly listed company. The Company’s ownership in Romeo was reduced to 14%, and the investment no longer qualified for the measurement alternative under ASC Topic 321 as the investment now has a readily determinable fair value. Therefore, during the fourth quarter 2020, a gain of $391 million was recorded to adjust the carrying value of the Company’s investment to fair value of $432 million as of December 31, 2020. The investment is recorded at fair value on an ongoing basis with changes in fair value being recognized in Unrealized loss on equity securities in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2021, the Company recorded a loss of $61 million and $337 million, respectively, to adjust the carrying value of the Company’s investment to fair value. As of September 30, 2021, the investment’s fair value was $95 million, which is reflected in Investments and other long-term receivables in the Company’s Condensed Consolidated Balance Sheets.

Prior to December 29, 2020, there was not a readily determinable fair value of Romeo and the Company assessed it for any impairment indicators or other changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In the first quarter of 2020 after completing a qualitative assessment which indicated the Company’s equity securities in Romeo may have been impaired, the Company recorded a $9 million impairment charge to reflect this investment at its estimated fair value of $41 million. The estimated fair value of Romeo was determined using unobservable inputs including quantitative information from lower valuations in recently completed or proposed financings and the liquidation preferences included in the Romeo stock agreements. These unobservable inputs are considered Level 3.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $21 million and $16 million at September 30, 2021 and December 31, 2020, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets and were $23 million and $1 million at September 30, 2021 and $22 million and $6 million at December 31, 2020, respectively. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
Sales to certain aftermarket customers provide to the customers a right of return. The Company recognizes an estimated return asset (and adjusts for cost of sales) for the right to recover the products returned by the customer. ASC Topic 606 requires that return assets be presented separately from inventory. As of September 30, 2021 and December 31, 2020, the Company had return assets of $9 million and $8 million, respectively, recorded in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.

The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of September 30, 2021 and December 31, 2020, the Company recorded customer incentive payments of $38 million and $43 million, respectively, in Prepayments and other current assets, and $142 million and $166 million, respectively, in Other non-current assets in the Condensed Consolidated Balance Sheets.

The following tables represent a disaggregation of revenue from contracts with customers by reporting segment and region and reflects the results of former Delphi Technologies entities in the three and nine months ended September 30, 2021. Refer to Note 23, “Reporting Segments And Related Information,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended September 30, 2021
(In millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$460	$471	$13	$81	$1,025
Europe	647	183	201	114	1,145
Asia	483	524	144	16	1,167
Other	43	6	16	14	79
Total	$1,633	$1,184	$374	$225	$3,416

	Three Months Ended September 30, 2020
(In millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$384	$456	$—	$—	$840
Europe	658	186	—	—	844
Asia	391	429	—	—	820
Other	26	4	—	—	30
Total	$1,459	$1,075	$—	$—	$2,534

	Nine Months Ended September 30, 2021
(In millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$1,456	$1,459	$17	$232	$3,164
Europe	2,265	710	731	324	4,030
Asia	1,586	1,710	428	46	3,770
Other	112	18	48	41	219
Total	$5,419	$3,897	$1,224	$643	$11,183

	Nine Months Ended September 30, 2020
(In millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$938	$1,069	$—	$—	$2,007
Europe	1,707	467	—	—	2,174
Asia	988	995	—	—	1,983
Other	64	11	—	—	75
Total	$3,697	$2,542	$—	$—	$6,239

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

	Three Months Ended September 30, 2021
(in millions	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Corporate	Total
Employee termination benefits	$7	$2	$29	$—	$38
Other	4	9	—	—	13
Total restructuring expense	$11	$11	$29	$—	$51

	Three Months Ended September 30, 2020
	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Corporate	Total
Employee termination benefits	$9	$—	$—	$1	$10
Other	5	4	—	1	10
Total restructuring expense	$14	$4	$—	$2	$20

	Nine Months Ended September 30, 2021
	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Corporate	Total
Employee termination benefits	$30	$9	$56	$—	$95
Other	10	35	—	3	48
Total restructuring expense	$40	$44	$56	$3	$143

	Nine Months Ended September 30, 2020
	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Corporate	Total
Employee termination benefits	$31	$18	$—	$1	$50
Other	12	9	—	1	22
Total restructuring expense	$43	$27	$—	$2	$72

The following tables display a rollforward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions	Employee Termination Benefits	Other	Total
Balance at January 1, 2021	$160	$13	$173
Restructuring expense, net	95	48	143
Cash payments	(107)	(52)	(159)
Foreign currency translation adjustment	2	—	2
Balance at September 30, 2021	150	9	159
Less: Non-current restructuring liability	47	2	49
Current restructuring liability at September 30, 2021	$103	$7	$110

	Employee Termination Benefits	Other	Total
Balance at January 1, 2020	$34	$—	$34
Restructuring expense, net	50	22	72
Cash payments	(40)	(6)	(46)
Foreign currency translation adjustment and other	—	2	2
Balance at September 30, 2020	44	18	62
Less: Non-current restructuring liability	16	3	19
Current restructuring liability at September 30, 2020	$28	$15	$43

In February 2020, the Company announced a restructuring plan to address existing structural costs. During the three and nine months ended September 30, 2021, the Company recorded $20 million and $81 million of restructuring charges related to this plan, respectively. During the three and nine months ended September 30, 2020, the Company recorded $20 million and $72 million of restructuring charges related to this plan, respectively. Cumulatively, the Company has incurred $229 million of restructuring charges related to this plan. This plan is expected to result in a total of $300 million of restructuring costs through 2022. Nearly all of the restructuring charges associated with this plan are expected to be cash expenditures.

In 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this program post-acquisition and has recorded cumulative charges of $64 million since October 1, 2020, including approximately $62 million in restructuring charges during the nine months ended September 30, 2021. The majority of the actions under this program have been completed.

The following provides details of restructuring expense incurred by the Company’s reporting segments during the three and nine months ended September 30, 2021 and 2020, related to the two plans discussed above:

Air Management
•During the three and nine months ended September 30, 2021, the segment recorded $10 million and $36 million of restructuring cost, respectively, primarily related to severance costs, professional fees and a voluntary termination program to reduce existing structural costs.
•During the nine months ended September 30, 2021, the segment recorded $4 million primarily related to severance costs under the legacy Delphi Technologies plan.
•During the three and nine months ended September 30, 2020, the segment recorded $14 million and $43 million of restructuring costs, respectively, of which $8 million and $21 million related to a voluntary termination program where approximately 350 employees accepted termination packages, and $7 million and $19 million related to severance costs and professional fees for specific actions to reduce structural costs. During the nine months ended September 30, 2020 2020, the segment also recorded $3 million of employee termination benefits related to the announced closure of a facility in Europe affecting approximately 200 employees.
e-Propulsion & Drivetrain
•During the three and nine months ended September 30, 2021, the segment recorded $7 million and $17 million, respectively, primarily related to severance costs, equipment relocation and professional fees to reduce existing structural costs. During the three and nine months ended September 30, 2021, the segment recorded $4 million and $27 million related to contractual settlements, professional fees and other costs associated with the announced closure of a facility in Europe.
•During the three and nine months ended September 30, 2020, the segment recorded $3 million and $8 million, respectively, primarily related to professional fees for actions to reduce structural costs and severance costs. During the nine months ended September 30, 2020, the segment also recorded $19 million of employee termination benefits related to the announced closure of a facility in Europe affecting approximately 350 employees.
Fuel Injection
•During the three and nine months ended September 30, 2021, the segment recorded $29 million and $56 million, respectively, primarily for the statutory minimum benefits and incremental one-time termination benefits negotiated with local labor authorities related to the legacy Delphi Technologies restructuring plan.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Gross R&D expenditures	$231	$115	$675	$336
Customer reimbursements	(47)	(15)	(142)	(39)
Net R&D expenditures	$184	$100	$533	$297

During the three and nine months ended September 30, 2021, legacy Delphi Technologies had net R&D expenditures of $73 million and $205 million, respectively.

NOTE 7 OTHER OPERATING EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Restructuring expense (Note 5)	$51	$20	$143	$72
Merger, acquisition and divestiture expense	8	16	36	58
Loss on sale	—	—	7	—
Asset impairments	—	—	—	17
Net gain on insurance recovery for property damage	(1)	(3)	(3)	(9)
Other income, net	(4)	(4)	(10)	(5)
Other operating expense, net	$54	$29	$173	$133

Merger, acquisition and divestiture expense: During the three months ended September 30, 2021, the Company recorded merger, acquisition and divestiture expense of $8 million, primarily related to professional fees associated with the acquisition of AKASOL and the Company's review of strategic acquisition and divestiture targets. During the nine months ended September 30, 2021, the Company recorded merger, acquisition and divestiture expense of $36 million, primarily related to professional fees for integration and other support associated with the Company’s acquisition of Delphi Technologies and AKASOL. During the three and nine months ended September 30, 2020, the Company recorded merger, acquisition and divestiture expense of $16 million and $58 million, respectively, primarily related to professional fees associated with the Company’s acquisition of Delphi Technologies.

Loss on sale: During the nine months ended September 30, 2021, the Company recorded a loss of $7 million in connection with the sale of an e-Propulsion & Drivetrain technical center in Europe.

Asset impairments: During the nine months ended September 30, 2020, the Company recorded asset impairment costs of $9 million in the Air Management segment and $8 million in the e-Propulsion & Drivetrain segment, related to the write down of property, plant and equipment associated with the announced closures of two European facilities.

Net gain on insurance recovery for property damage: During the nine months ended September 30, 2021 and 2020, the Company recorded a $3 million and $9 million net gain, respectively, from insurance recovery proceeds, which primarily represents the amount received for replacement cost in excess of carrying value for losses sustained from a tornado that damaged the Company’s plant in Seneca, South Carolina. As of September 30, 2021, the insurance claim has been fully settled.

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

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 40% and 53%, respectively. During the three-month period ended September 30, 2021, the Company’s effective tax rate was unfavorably impacted by $59 million of restructuring expenses and merger, acquisition and divestiture expenses, some of which, were non-deductible for tax purposes. As such, the Company recognized a de minimis tax benefit associated with these expenses in the three months ended September 30, 2021. The 2020 rate was unfavorably impacted by $51 million of additional income tax expense, primarily related to final U.S. Treasury regulations that were issued during the three months ended September 30, 2020.

The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was 24% and 51%, respectively. During the nine-month period ended September 30, 2021, unrecognized tax benefits and accrued interest were decreased for the lapse of the statute of limitations in a non-US jurisdiction for a tax holiday matter which, net of unrecognized foreign tax credits, resulted in a $55 million tax benefit. Additionally, an increase in the United Kingdom (“UK”) tax rate from 19% to 25% effective April 1, 2023 was enacted in June 2021 resulting in a discrete tax benefit of $20 million as a result of the revaluation of net deferred tax asset balances. Further, the Company’s effective tax rate includes a net discrete tax benefit of $33 million primarily related to changes to certain withholding rates applied to unremitted earnings. The effective tax rate was unfavorably impacted by $179 million of restructuring expenses and merger, acquisition and divestiture expenses, some of which, were non-deductible for tax purposes. The Company recognized $22 million of tax benefit associated with these expenses in the nine months ended September 30, 2021. For the nine months ended September 30, 2020, the effective tax rate was unfavorably impacted by $130 million of restructuring expenses and merger, acquisition and divestiture expenses, some of which, were largely non-deductible for tax purposes, resulting in only $23 million of tax benefit being recognized. This rate was further unfavorably impacted by $17 million of asset impairment charges for which no tax benefit was recognized as full valuation allowances were recorded against the corresponding deferred tax assets. The Company also recorded reductions in income tax expense of $10 million for other one-time adjustments primarily related to tax law changes in India that were enacted during the first three months of 2020 and the release of certain unrecognized tax benefits due to the closure of an audit.

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

NOTE 9 INVENTORIES, NET

A summary of Inventories, net is presented below:

	September 30,	December 31,
(in millions)	2021	2020
Raw material and supplies	$1,082	$827
Work in progress	182	150
Finished goods	410	324
FIFO inventories	1,674	1,301
LIFO reserve	(25)	(15)
Inventories, net	$1,649	$1,286

NOTE 10 OTHER CURRENT AND NON-CURRENT ASSETS

Additional detail related to assets is presented below:

	September 30,	December 31,
(in millions)	2021	2020
Prepayments and other current assets:
Prepaid tooling	$91	$84
Prepaid taxes	44	64
Customer incentive payments (Note 4)	38	43
Prepaid engineering	29	33
Contract assets (Note 4)	21	16
Other	85	72
Total prepayments and other current assets	$308	$312

Investments and other long-term receivables:
Investment in equity affiliates	$297	$297
Equity securities (Note 3)	150	472
Other long-term receivables	66	51
Total investments and other long-term receivables	$513	$820

Other non-current assets:
Deferred income taxes	$282	$291
Operating leases	200	211
Customer incentive payments (Note 4)	142	166
Other	75	60
Total other non-current assets	$699	$728

NOTE 11 ASSETS AND LIABILITIES HELD FOR SALE

In 2021, the Company announced its strategy to aggressively grow its electrification portfolio over time through organic investments and technology-focused acquisitions. Additionally, the Company announced a plan to dispose of certain internal combustion assets in support of that strategy. As of September 30, 2021, the Company identified a business (disposal group) in its e-Propulsion & Drivetrain segment located in the Americas region that met the held for sale criteria. As such, assets of $105 million, including allocated goodwill of $18 million, and liabilities of $22 million were reclassified as held for sale on the Condensed Consolidated Balance Sheets as of September 30, 2021. The fair value of the assets and liabilities, less costs to sell, was determined to approximate the carrying value; therefore, the Company did not record any adjustment to the carrying value of the disposal group. The business did not meet the criteria to be classified as a discontinued operation.

The assets and liabilities classified as held for sale as of September 30, 2021 consist of:

September 30,
(in millions)	2021
Assets held for sale:
Receivables, net	$28
Inventories, net	12
Prepayments and other current assets	1
Property, plant and equipment, net	46
Goodwill	18
Total assets held for sale	$105

Liabilities held for sale:
Accounts payable	$15
Other current liabilities	7
Total liabilities held for sale	$22

NOTE 12 GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of each year, the Company assesses its goodwill assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. No events or circumstances were noted in the first nine months of 2021 requiring additional assessment or testing. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Air Management	e-Propulsion & Drivetrain	Aftermarket	Total
Gross goodwill balance, December 31, 2020	$1,517	$1,313	$299	$3,129
Accumulated impairment losses, December 31, 2020	(502)	—	—	(502)
Net goodwill balance, December 31, 2020	$1,015	$1,313	$299	$2,627
Goodwill during the period:
Acquisition	707	—	—	707
Measurement period adjustments	(4)	28	16	40
Held for sale	—	(18)	—	(18)
Other, primarily translation adjustment	(36)	(31)	(4)	(71)
Ending balance, September 30, 2021	$1,682	$1,292	$311	$3,285

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		September 30, 2021			December 31, 2020
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$445	$97	$348	$383	$77	$306
Customer relationships	7 - 15	883	299	584	893	272	621
Miscellaneous	2 - 13	10	7	3	10	7	3
Total amortized intangible assets		1,338	403	935	1,286	356	930
Unamortized trade names		199	—	199	166	—	166
Total other intangible assets		$1,537	$403	$1,134	$1,452	$356	$1,096

NOTE 13 PRODUCT WARRANTY

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2021	2020
Beginning balance, January 1	$253	$116
Provisions for current period sales	69	36
Adjustments of prior estimates	17	14
Payments	(90)	(41)
Other, primarily translation adjustment	(2)	2
Ending balance, September 30	$247	$127

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
(in millions)	2021	2020
Other current liabilities	$143	$164
Other non-current liabilities	104	89
Total product warranty liability	$247	$253

NOTE 14 NOTES PAYABLE AND DEBT

As of September 30, 2021 and December 31, 2020, the Company had debt outstanding as follows:

	September 30,	December 31,
(in millions)	2021	2020
Short-term borrowings	$44	$45

Long-term debt
1.800% Senior notes due 11/07/22 (€500 million par value)	—	609
3.375% Senior notes due 03/15/25 ($500 million par value)	498	498
5.000% Senior notes due 03/15/25 ($800 million par value)*	895	912
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,090	1,088
7.125% Senior notes due 02/15/29 ($121 million par value)	119	119
1.000% Senior Notes due 05/19/31 (€1,000 million par value)	1,137	—
4.375% Senior notes due 03/15/45 ($500 million par value)	494	494
Term loan facilities, finance leases and other	65	22
Total long-term debt	4,298	3,742
Less: current portion	10	4
Long-term debt, net of current portion	$4,288	$3,738
________________
*Includes the fair value step-up from the Delphi Technologies acquisition, which was based on observable market data and will be amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of September 30, 2021 and December 31, 2020, the Company had $44 million and $45 million, respectively, in borrowings under these facilities, which are classified in Notes payable and other short-term debt on the Condensed Consolidated Balance Sheets.

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

On February 19, 2021, the Company entered into a $900 million, 364-day delayed-draw term loan facility to satisfy certain cash confirmation requirements in support of the proposed acquisition of AKASOL. The facility was cancelled on May 19, 2021 in accordance with its terms, following the Company’s issuance of the €1.0 billion in senior notes.

The Company has a $2.0 billion multi-currency revolving credit facility that allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at September 30, 2021. At September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2021 and December 31, 2020.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of September 30, 2021 and December 31, 2020, the estimated fair values of the Company’s senior unsecured notes totaled $4,510 million and $4,052 million, respectively. The estimated fair values were $277 million higher than their carrying value at September 30, 2021 and $332 million higher than their carrying value at December 31, 2020. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility and commercial paper program approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $35 million and $33 million at September 30, 2021 and December 31, 2020, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 15 OTHER CURRENT AND NON-CURRENT LIABILITIES

Additional detail related to liabilities is presented in the table below:

	September 30,	December 31,
(in millions)	2021	2020
Other current liabilities:
Payroll and employee related	$321	$301
Customer related	247	198
Product warranties (Note 13)	143	164
Employee termination benefits (Note 5)	103	101
Income taxes payable	99	102
Indirect taxes	59	69
Accrued freight	52	41
Operating leases	48	47
Interest	31	18
Contract liabilities (Note 4)	23	22
Dividends payable	20	6
Insurance	19	20
Retirement related	16	16
Other	249	304
Total other current liabilities	$1,430	$1,409

Other non-current liabilities:
Other income tax liabilities	$254	$300
Deferred income taxes	240	276
Operating leases	159	172
Product warranties (Note 13)	104	89
Derivative instruments	78	162
Deferred income	65	55
Employee termination benefits (Note 5)	47	59
Other	81	68
Total other non-current liabilities	$1,028	$1,181

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

		Basis of fair value measurements
(in millions)	Balance at September 30, 2021	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Investment in equity securities	$95	$95	$—	$—	A
Foreign currency contracts	$15	$—	$15	$—	A
Net investment hedge contracts	$6	$—	$6	$—	A
Liabilities:
Foreign currency contracts	$9	$—	$9	$—	A
Net investment hedge contracts	$77	$—	$77	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2020	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Investment in equity securities	$432	$432	$—	$—	A
Foreign currency contracts	$5	$—	$5	$—	A
Liabilities:
Foreign currency contracts	$6	$—	$6	$—	A
Net investment hedge contracts	$161	$—	$161	$—	A

NOTE 17 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At September 30, 2021 and December 31, 2020, the Company had no derivative contracts that contained credit risk-related contingent features.

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At September 30, 2021 and December 31, 2020, the Company had no material commodity derivative contracts. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At September 30, 2021 and December 31, 2020, the Company had no outstanding interest rate swaps or options.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At September 30, 2021 and December 31, 2020, the following foreign currency derivative contracts were outstanding:

Foreign currency derivatives (in millions)*
Functional Currency	Traded Currency	Notional in traded currency September 30, 2021	Notional in traded currency December 31, 2020	Ending Duration
British pound	Euro	80	97	Dec - 22
Chinese renminbi	US dollar	51	113	Dec - 22
Chinese renminbi	Euro	14	—	Dec - 21
Euro	Polish zloty	199	147	Dec - 22
Euro	US dollar	49	41	Dec - 22
Korean won	US dollar	12	19	Dec - 21
US dollar	British pound	10	—	Dec - 22
US dollar	Euro	113	55	Nov - 21
US dollar	Korean won	75,014	15,000	Dec - 22
US dollar	Singapore dollar	37	47	Dec - 22
US dollar	Thailand baht	1,720	—	May - 22
US dollar	Mexican peso	1,251	1,178	Dec - 22

*Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. dollar equivalent as of September 30, 2021 and December 31, 2020.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). At September 30, 2021 and December 31, 2020, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(millions of dollars)	September 30, 2021	December 31, 2020	Ending duration
US dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
US dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul - 27
Fixed paying notional	€976	€976	Jul - 27
US dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 23
Fixed paying notional	¥10,978	¥10,978	Feb - 23

At September 30, 2021 and December 31, 2020, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	September 30, 2021	December 31, 2020	Location	September 30, 2021	December 31, 2020
Foreign currency	Prepayments and other current assets	$5	$1	Other current liabilities	$8	$4
Foreign currency	Other non-current assets	$—	$—	Other non-current liabilities	$1	$1
Net investment hedges	Other non-current assets	$6	$—	Other non-current liabilities	$77	$161
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$8	$4	Other current liabilities	$—	$1
Foreign currency	Other non-current assets	$2	$—	Other non-current liabilities	$—	$—

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

During the nine months ended September 30, 2021, the Company repaid its €500 million 1.800% senior notes due November 2022, which was designated as a net investment hedge resulting in a deferred loss of $50 million that will remain in accumulated other comprehensive loss until the net investment is sold, completely liquidated or substantially liquidated. The Company has designated the €1.0 billion in 1.000% senior notes due May 2031, issued in May 2021, as a net investment hedge of the Company’s investment in its European subsidiaries.

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at September 30, 2021 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2021	December 31, 2020
Net investment hedges:
Foreign currency	$(7)	$(1)	$—
Cross-currency swaps	(71)	(161)	—
Foreign currency-denominated debt	46	(68)	—
Total	$(32)	$(230)	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended September 30, 2021
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$3,416	$2,766	$343	$(73)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(2)
Gain (loss) reclassified from AOCI to income	$—	$(1)	$—

	Nine Months Ended September 30, 2021
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	11,183	8,953	1,084	$(95)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(5)
Gain (loss) reclassified from AOCI to income	$—	$(2)	$—

	Three Months Ended September 30, 2020
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$2,534	$2,017	$204	$57
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$1
Gain (loss) reclassified from AOCI to income	$—	$—	$—

	Nine Months Ended September 30, 2020
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$6,239	$5,101	$601	$(3)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(1)
Gain (loss) reclassified from AOCI to income	$—	$—	$(1)

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2021	2020	2021	2020
Foreign currency	$—	$—	$(6)	$1
Cross-currency swaps	$43	$(89)	$90	$(71)
Foreign currency-denominated debt	$27	$(24)	$64	$(26)

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2021	2020	2021	2020
Cross-currency swaps	$6	$6	$16	$13
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

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains recorded in income:

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Contract Type	Location	2021	2020	2021	2020
Foreign Currency	Selling, general and administrative expenses	$6	$(1)	$11	$2

NOTE 18 RETIREMENT BENEFIT PLANS

The Company has a number of defined benefit pension plans and other postretirement benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2021 range from $15 million to $25 million, of which $15 million has been contributed through the first nine months of the year. The other postretirement benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit (income) cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postretirement employee benefits
(in millions)	2021		2020
Three Months Ended September 30,	US	Non-US	US	Non-US	2021	2020
Service cost	$—	$6	$—	$5	$—	$—
Interest cost	1	8	1	2	—	—
Expected return on plan assets	(2)	(20)	(2)	(6)	—	—
Amortization of unrecognized prior service credit	(1)	—	(1)	—	(1)	(1)
Amortization of unrecognized loss	2	3	1	3	—	1
Net periodic benefit (income) cost	$—	$(3)	$(1)	$4	$(1)	$—

	Pension benefits				Other postretirement employee benefits
(in millions)	2021		2020
Nine Months Ended September 30,	US	Non-US	US	Non-US	2021	2020
Service cost	$—	$19	$—	$15	$—	$—
Interest cost	2	23	4	7	—	1
Expected return on plan assets	(7)	(62)	(7)	(18)	—	—
Amortization of unrecognized prior service credit	(1)	—	(1)	—	(2)	(2)
Amortization of unrecognized loss	3	10	2	8	1	1
Net periodic benefit (income) cost	$(3)	$(10)	$(2)	$12	$(1)	$—

The components of net periodic benefit (income) cost other than the service cost component are included in Other postretirement income in the Condensed Consolidated Statements of Operations.

NOTE 19 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three and nine months ended September 30, 2021 and 2020, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, June 30, 2021	$3	$2,602	$(1,810)	$6,527	$(673)	$373
Dividends declared ($0.17 per share*)	—	—	—	(41)	—	(14)
Net issuance for executive stock plan	—	6	—	—	—	—
Net issuance of restricted stock	—	9	—	—	—	—
Net earnings	—	—	—	96	—	21
Other comprehensive loss	—	—	—	—	(73)	(6)
Balance, September 30, 2021	$3	$2,617	$(1,810)	$6,582	$(746)	$374

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, June 30, 2020	$3	$1,115	$(1,623)	$5,903	$(787)	$152
Dividends declared ($0.17 per share*)	—	—	—	(35)	—	(15)
Net issuance for executive stock plan	—	5	—	—	—	—
Net issuance of restricted stock	—	8	—	—	—	—
Net earnings	—	—	—	111	—	18
Other comprehensive income	—	—	—	—	57	6
Balance, September 30, 2020	$3	$1,128	$(1,623)	$5,979	$(730)	$161

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2020	$3	$2,614	$(1,834)	$6,296	$(651)	$296
Dividends declared ($0.51 per share*)	—	—	—	(122)	—	(51)
Net issuance for executive stock plan	—	7	3	—	—	—
Net issuance of restricted stock	—	(4)	21	—	—	—
Acquisition of AKASOL	—	—	—	—	—	96
Purchase of noncontrolling interest	—	—	—	—	—	(33)
Net earnings	—	—	—	408	—	77
Other comprehensive loss	—	—	—	—	(95)	(11)
Balance, September 30, 2021	$3	$2,617	$(1,810)	$6,582	$(746)	$374

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2019	$3	$1,145	$(1,657)	$5,942	$(727)	$138
Dividends declared ($0.51 per share*)	—	—	—	(105)	—	(20)
Net issuance for executive stock plan	—	(11)	12	—	—	—
Net issuance of restricted stock	—	(6)	22	—	—	—
Net earnings	—	—	—	142	—	40
Other comprehensive (loss) income	—	—	—	—	(3)	3
Balance, September 30, 2020	$3	$1,128	$(1,623)	$5,979	$(730)	$161
__________________________________
* The dividends declared relate to BorgWarner common stock.

NOTE 20 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three and nine months ended September 30, 2021 and 2020:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, June 30, 2021	$(351)	$(2)	$(320)	$(673)
Comprehensive (loss) income before reclassifications	(55)	(2)	8	(49)
Income taxes associated with comprehensive (loss) income before reclassifications	(26)	—	(1)	(27)
Reclassification from accumulated other comprehensive loss	—	1	2	3
Income taxes reclassified into net earnings	—	—	—	—
Ending balance, September 30, 2021	$(432)	$(3)	$(311)	$(746)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, June 30, 2020	$(557)	$(1)	$(229)	$(787)
Comprehensive (loss) income before reclassifications	25	1	7	33
Income taxes associated with comprehensive (loss) income before reclassifications	24	—	2	26
Reclassification from accumulated other comprehensive loss	—	—	(3)	(3)
Income taxes reclassified into net earnings	—	—	1	1
Ending balance, September 30, 2020	$(508)	$—	$(222)	$(730)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Balance, December 31, 2020	$(321)	$—	$(330)	$(651)
Comprehensive (loss) income before reclassifications	(68)	(5)	11	(62)
Income taxes associated with comprehensive (loss) income before reclassifications	(43)	—	—	(43)
Reclassification from accumulated other comprehensive loss	—	2	10	12
Income taxes reclassified into net earnings	—	—	(2)	(2)
Ending balance, September 30, 2021	$(432)	$(3)	$(311)	$(746)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Balance, December 31, 2019	$(497)	$—	$(230)	$(727)
Comprehensive (loss) income before reclassifications	(31)	(1)	13	(19)
Income taxes associated with comprehensive (loss) income before reclassifications	20	—	1	21
Reclassification from accumulated other comprehensive loss	—	1	(8)	(7)
Income taxes reclassified into net earnings	—	—	2	2
Ending balance, September 30, 2020	$(508)	$—	$(222)	$(730)

NOTE 21 CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints that are currently pending will have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could nonetheless be material to the results of operations or cash flows.

There is a warranty claim that an OEM customer has asserted for which the Company has recorded an accrual of $10 million representing its best estimate of probable loss at September 30, 2021. However, the Company is working through the warranty claim process with the customer, and much remains uncertain regarding the Company’s liability for the claim. Facts may become known that may result in additional losses relating to this matter that could be material to the Company’s results of operations or cash flows.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 26 such sites as of September 30, 2021 and December 31, 2020. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $6 million and $7 million as of September 30, 2021 and December 31, 2020, respectively, included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. This accrual is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives).

NOTE 22 EARNINGS PER SHARE

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 647,057 and 113,532 performance share units excluded from the computation of the diluted earnings for the three months ended September 30, 2021 and 2020, respectively. There were 783,799 and 113,532 performance share units excluded from the computation of the diluted earnings per share for the nine months ended September 30, 2021 and 2020, respectively. These units were excluded, because the related performance criteria had not been met as of the balance sheet date.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$96	$111	$408	$142
Weighted average shares of common stock outstanding	238.2	206.0	238.0	205.9
Basic earnings per share of common stock	$0.40	$0.54	$1.71	$0.69

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$96	$111	$408	$142
Weighted average shares of common stock outstanding	238.2	206.0	238.0	205.9
Effect of stock-based compensation	1.6	1.3	1.3	0.8
Weighted average shares of common stock outstanding including dilutive shares	239.8	207.3	239.3	206.7
Diluted earnings per share of common stock	$0.40	$0.53	$1.70	$0.69

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share:	—	—	—	—

NOTE 23 REPORTING SEGMENTS AND RELATED INFORMATION

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

Net Sales by Reporting Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Air Management	$1,671	$1,476	$5,536	$3,736
e-Propulsion & Drivetrain	1,223	1,075	4,026	2,542
Fuel Injection	420	—	1,375	—
Aftermarket	227	—	650	—
Inter-segment eliminations	(125)	(17)	(404)	(39)
Net sales	$3,416	$2,534	$11,183	$6,239

Segment Adjusted EBIT

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Air Management	$214	$225	$813	$461
e-Propulsion & Drivetrain	85	131	354	195
Fuel Injection	37	—	108	—
Aftermarket	29	—	82	—
Segment Adjusted EBIT	365	356	1,357	656
Corporate, including stock-based compensation	54	39	201	114
Restructuring expense	51	20	143	72
Merger, acquisition and divestiture expense	8	16	36	58
Loss on sale	—	—	7	—
Asset impairments	—	—	—	17
Net gain on insurance recovery for property damage	(1)	(3)	(3)	(9)
Equity in affiliates’ earnings, net of tax	(12)	(3)	(40)	(10)
Unrealized loss on equity securities	61	—	337	9
Interest income	(3)	(3)	(9)	(8)
Interest expense	21	20	84	50
Other postretirement income	(10)	(2)	(33)	(5)
Earnings before income taxes and noncontrolling interest	196	272	634	368
Provision for income taxes	79	143	149	186
Net earnings	117	129	$485	$182
Net earnings attributable to noncontrolling interest, net of tax	21	18	77	40
Net earnings attributable to BorgWarner Inc.	$96	$111	$408	$142

NOTE 24 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Nine Months Ended September 30,
(in millions)	2021	2020
OPERATING
Net earnings	$485	$182
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	585	339
Restructuring expense, net of cash paid	118	49
Stock-based compensation expense	42	29
Loss on sale	7	—
Loss on debt extinguishment	20	—
Asset impairments	—	17
Deferred income tax (benefit) provision	(101)	56
Unrealized loss on equity securities	337	9
Gain on insurance recovery received for property damages	(5)	(9)
Other non-cash adjustments	(18)	(1)
Net earnings adjustments to reconcile to net cash flows from operations	1,470	671
Retirement plan contributions	(15)	(15)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(45)	(25)
Inventories	(382)	3
Prepayments and other current assets	(7)	(4)
Accounts payable and accrued expenses	(231)	153
Prepaid taxes and income taxes payable	21	(2)
Other assets and liabilities	(47)	27
Net cash provided by operating activities	$764	$808

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest, net	$93	$53
Income taxes, net of refunds	$271	$110

	Balance as of:
Non-cash investing transactions:	September 30, 2021	December 31, 2020
Period end accounts payable related to property, plant and equipment purchases	$105	$182

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

On June 4, 2021, the Company completed its voluntary public takeover offer for shares of AKASOL AG (“AKASOL”), resulting in the Company becoming majority owner of AKASOL. Results of operations for AKASOL, subsequent to the date of acquisition, are included in the Company’s financial information for the three and nine months ended September 30, 2021. On October 1, 2020, the Company completed its acquisition of 100% of the outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”). Results of operations for Delphi Technologies are included in the Company’s financial information for the three and nine months ended September 30, 2021. The results of operations for AKASOL and Delphi Technologies are not included in the Company’s financial information for the three and nine months ended September 30, 2020. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

COVID-19 Pandemic and Other Supply Disruptions

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

During 2021, trailing impacts of the shut downs and production declines related, in part, to COVID-19 created component supply constraints, particularly semiconductor chips, that have and are expected to continue to have significant impacts on global industry production levels. In these circumstances, there may be developments outside of the Company’s control requiring it to adjust its operating plan. In addition, it is possible a resurgence of COVID-19 could result in adverse impacts in the future. Management cannot reasonably estimate the full impact the ongoing supply constraints or the COVID-19 pandemic could have on the Company’s financial condition, results of operations or cash flows in the future.

Acquisition of AKASOL

On June 4, 2021, a wholly-owned subsidiary of the Company, ABBA BidCo AG (“ABBA BidCo”), completed a voluntary public takeover offer for shares of AKASOL, resulting in ownership of 89% of AKASOL’s outstanding shares. The Company paid approximately €648 million ($788 million) to settle the offer from current cash balances, which included proceeds received from its public offering of 1.00% Senior Notes due 2031 completed on May 19, 2021. Following the settlement of the offer, AKASOL became a consolidated majority-owned subsidiary of the Company. Upon that settlement, the Company also consolidated approximately €64 million ($77 million) of gross debt of AKASOL. Subsequent to the completion of the voluntary public takeover offer, the Company purchased additional shares of AKASOL for €28 million ($33 million) increasing its ownership to 93% as of September 30, 2021. The acquisition further strengthens BorgWarner’s commercial vehicle and industrial electrification capabilities, which positions the Company to capitalize on what it believes to be a fast-growing battery module and pack market. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

On August 2, 2021, ABBA BidCo initiated a merger squeeze-out process under German law for the purpose of merging AKASOL into ABBA BidCo and effecting the transfer of shares held by AKASOL’s remaining minority shareholders to ABBA BidCo in return for appropriate cash compensation, the amount of which has not yet been determined. To determine the appropriate cash compensation, ABBA BidCo has engaged a valuation firm to carry out a valuation of AKASOL, the adequacy of which will be examined by an independent, court-appointed auditor. The overall process will take several months and will require a resolution to be passed by AKASOL’s shareholders in a general meeting.

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

Recent Developments – Electrification Portfolio Strategy

The Company announced at its Investor Day on March 23, 2021, its strategy to aggressively grow its electrification portfolio over time through organic investments and technology-focused acquisitions, most recently through the 2020 purchase of Delphi Technologies as well as the then-pending, and subsequently completed, acquisition of AKASOL. The Company believes it is well positioned for the industry’s anticipated migration to electric vehicles. Additionally, the Company announced a plan to dispose of certain internal combustion assets, targeting dispositions of assets generating approximately $1 billion in annual revenue in the succeeding 12 to 18 months and approximately $3 to $4 billion in annual revenue by 2025. The Company is targeting its revenue from products for pure electric vehicles to be over 25% of its total revenue by 2025 and approximately 45% of its total revenue by 2030.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

The following table presents a summary of our operating results:

	Three Months Ended September 30,
(in millions, except per share data)	2021		2020
Net sales		% of net sales		% of net sales
Air Management	$1,671	48.9%	$1,476	58.2%
e-Propulsion & Drivetrain	1,223	35.8	1,075	42.4
Fuel Injection	420	12.3	—	—
Aftermarket	227	6.6	—	—
Inter-segment eliminations	(125)	(3.7)	(17)	(0.7)
Total net sales	3,416	100.0	2,534	100.0
Cost of sales	2,766	81.0	2,017	79.6
Gross profit	650	19.0	517	20.4
Selling, general and administrative expenses - R&D, net	184	5.4	100	3.9
Selling, general and administrative expenses - Other	159	4.7	104	4.1
Other operating expense - Restructuring expense	51	1.5	20	0.8
Other operating expense, net - Other	3	0.1	9	0.4
Operating income	253	7.4	284	11.2
Equity in affiliates’ earnings, net of tax	(12)	(0.4)	(3)	(0.1)
Unrealized loss on equity securities	61	1.8	—	—
Interest income	(3)	(0.1)	(3)	(0.1)
Interest expense	21	0.6	20	0.8
Other postretirement income	(10)	(0.3)	(2)	(0.1)
Earnings before income taxes and noncontrolling interest	196	5.7	272	10.7
Provision for income taxes	79	2.3	143	5.6
Net earnings	117	3.4	129	5.1
Net earnings attributable to noncontrolling interest, net of tax	21	0.6	18	0.7
Net earnings attributable to BorgWarner Inc.	$96	2.8%	$111	4.4%
Earnings per share attributable to BorgWarner Inc. — diluted	$0.40		$0.53

Net sales for the three months ended September 30, 2021 totaled $3,416 million, an increase of 35% from the three months ended September 30, 2020. During the three months ended September 30, 2021, the impact of legacy Delphi Technologies increased the Company’s revenues by $1,025 million. Excluding the net impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Chinese Renminbi, and the net impact of acquisitions, net sales decreased approximately 8%. This change was primarily due to the impact of component supply constraints, particularly semiconductor chips, that reduced global automotive production in 2021, which was partially offset by increased demand for the Company’s products.

Cost of sales as a percentage of net sales was 81.0% during the three months ended September 30, 2021, compared to 79.6% during the three months ended September 30, 2020. The Company’s material cost of sales was 54% and 56% of net sales during the three months ended September 30, 2021 and 2020, respectively. The decrease in material cost as a percentage of sales reflects the lower purchased material content of the legacy Delphi Technologies business. Gross profit and gross margin were $650 million and 19.0%, respectively, during the three months ended September 30, 2021 compared to $517 million and 20.4%, respectively, during the three months ended September 30, 2020. The decrease in gross margin was primarily due to the impact of lower revenue arising from lower global production and increases in commodity and other costs resulting from the constrained environment.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2021 were $343 million as compared to $204 million for the three months ended September 30, 2020. SG&A as a percentage of net sales was 10.0% and 8.1% for the three months ended September 30, 2021 and 2020, respectively. The increase in SG&A was primarily related to the acquisition of Delphi Technologies and increased investments in research and development.

Research and Development (“R&D”) expenses, net of customer reimbursements, were $184 million, or 5.4% of net sales, for the three months ended September 30, 2021, compared to $100 million, or 3.9% of net sales, for the three months ended September 30, 2020. The increase in R&D costs, net of customer reimbursements, for the three months ended September 30, 2021 compared with the three months ended September 30, 2020 was primarily due to the acquisition of Delphi Technologies, which increased R&D costs by $73 million, as well as higher investment to support the continued development of the Company’s electrification portfolio. The Company plans to continue to invest in a number of cross-business R&D programs, as well as a number of other key programs, all of which the Company believes are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is in the range of 5.0% to 5.5% of net sales.

Restructuring expense was $51 million and $20 million for the three months ended September 30, 2021 and 2020, respectively, primarily related to employee benefit costs. The increase in 2021 was primarily due to severance costs under the legacy Delphi Technologies restructuring plan. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In February 2020, the Company announced a restructuring plan to address existing structural costs. During each of the three month periods ended September 30, 2021 and 2020, the Company recorded $20 million of restructuring charges related to this plan. Cumulatively, the Company has incurred $229 million of restructuring charges related to this plan. This plan is expected to result in a total of $300 million of restructuring costs through 2022. The resulting annual gross savings are expected to be $90 million to $100 million and will be utilized to sustain overall operating margin profile and cost competitiveness. Nearly all of the restructuring charges associated with this plan are expected to be cash expenditures.

In 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this program post-acquisition and has recorded cumulative charges of $64 million since October 1, 2020. The majority of the actions under this program have been completed.

Other operating expense, net - other represents items other than restructuring and was a net expense of $3 million and $9 million for the three months ended September 30, 2021 and 2020, respectively. This includes merger, acquisition and divestiture expense of $8 million and $16 million, for the three months ended September 30, 2021 and 2020, respectively. In addition, the Company recorded a net gain from insurance recovery proceeds of $1 million and $3 million, for the three months ended September 30, 2021 and 2020, respectively, which primarily represents the amount received for replacement cost in excess of carrying value for losses sustained from a tornado that damaged the Company’s plant in Seneca, South Carolina.

Equity in affiliates’ earnings, net of tax was $12 million for the three months ended September 30, 2021, representing an increase of $9 million as compared with the three months ended September 30, 2020. The increase was due to the recovery of global markets from negative effects of COVID-19 on 2020 production. This line item is driven by the results of the Company’s unconsolidated joint ventures, NSK-Warner K.K., Turbo Energy Private Limited (“TEL”) and Delphi-TVS Diesel Systems Ltd. (“DTVS”).

Unrealized loss on equity securities was $61 million for the three months ended September 30, 2021. This line item reflects the net unrealized gains or losses recognized during the period related to the

Company’s equity securities. The amount for the three months ended September 30, 2021 was related to the Company’s investment in Romeo Power, Inc. For further details, see Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Provision for income taxes the Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 40% and 53%, respectively. During the three-month period ended September 30, 2021, the Company’s effective tax rate was unfavorably impacted by $59 million of restructuring expenses and merger, acquisition and divestiture expenses, some of which, were non-deductible for tax purposes. As such, the Company recognized a de minimis tax benefit associated with these expenses in the three months ended September 30, 2021. The 2020 rate was unfavorably impacted by $51 million of additional income tax expense, primarily related to final U.S. Treasury regulations that were issued during the three months ended September 30, 2020.

Net earnings attributable to noncontrolling interest, net of tax of $21 million for the three months ended September 30, 2021 increased by $3 million compared to the three months ended September 30, 2020. The increase was primarily due to the addition of noncontrolling interest from the Delphi Technologies acquisition.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

The following table presents a summary of our operating results:

	Nine Months Ended September 30,
(in millions, except per share data)	2021		2020
Net sales		% of net sales		% of net sales
Air Management	$5,536	49.5%	$3,736	59.9%
e-Propulsion & Drivetrain	4,026	36.0	2,542	40.7
Fuel Injection	1,375	12.3	—	—
Aftermarket	650	5.8	—	—
Inter-segment eliminations	(404)	(3.6)	(39)	(0.6)
Total net sales	11,183	100.0	6,239	100.0
Cost of sales	8,953	80.1	5,101	81.8
Gross profit	2,230	19.9	1,138	18.2
Selling, general and administrative expenses - R&D, net	533	4.8	297	4.8
Selling, general and administrative expenses - Other	551	4.9	304	4.9
Other operating expense - Restructuring expense	143	1.3	72	1.2
Other operating expense, net - Other	30	0.3	61	1.0
Operating income	973	8.7	404	6.5
Equity in affiliates’ earnings, net of tax	(40)	(0.4)	(10)	(0.2)
Unrealized loss on equity securities	337	3.0	9	0.1
Interest income	(9)	(0.1)	(8)	(0.1)
Interest expense	84	0.8	50	0.8
Other postretirement income	(33)	(0.3)	(5)	(0.1)
Earnings before income taxes and noncontrolling interest	634	5.7	368	5.9
Provision for income taxes	149	1.3	186	3.0
Net earnings	485	4.3	182	2.9
Net earnings attributable to noncontrolling interest, net of tax	77	0.7	40	0.6
Net earnings attributable to BorgWarner Inc.	$408	3.6%	$142	2.3%
Earnings per share attributable to BorgWarner Inc. — diluted	$1.70		$0.69

Net sales for the nine months ended September 30, 2021 totaled $11,183 million, an increase of 79% from the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the impact of legacy Delphi Technologies increased the Company’s revenues by $3,284 million. Excluding the net impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi, Korean Won, and the net impact of acquisitions, net sales increased approximately 21%. This change was primarily due to the recovery of global markets from the negative effects of COVID-19 on 2020 production and increased demand for the Company’s products, partially offset by component supply constraints, particularly semiconductor chips, that reduced global automotive production in 2021.

Cost of sales as a percentage of net sales was 80.1% during the nine months ended September 30, 2021, compared to 81.8% during the nine months ended September 30, 2020. The Company’s material cost of sales was 54% and 55% of net sales during the nine months ended September 30, 2021 and 2020, respectively. The decrease in material cost as a percentage of sales reflects the lower purchased material content of the legacy Delphi Technologies business. Gross profit and gross margin were $2,230 million and 19.9%, respectively, during the nine months ended September 30, 2021 compared to $1,138 million and 18.2%, respectively, during the nine months ended September 30, 2020. The increase in gross margin was primarily due to the recovery of global markets from negative effects of COVID-19 on

2020 production, partially offset by increases in commodity and other costs resulting from the constrained environment.

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $1,084 million as compared to $601 million for the nine months ended September 30, 2020. SG&A as a percentage of net sales was 9.7% and 9.6% for the nine months ended September 30, 2021 and 2020, respectively. The increase in SG&A was primarily related to the acquisition of Delphi Technologies and increased investments in research and development.

R&D expenses, net of customer reimbursements, were $533 million, or 4.8% of net sales, for the nine months ended September 30, 2021, compared to $297 million, or 4.8% of net sales, for the nine months ended September 30, 2020. The increase in R&D costs, net of customer reimbursements, for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 was primarily due to the acquisition of Delphi Technologies, which increased R&D costs by $205 million.

Restructuring expense was $143 million and $72 million for the nine months ended September 30, 2021 and 2020, respectively, primarily related to employee benefit costs. The increase in 2021 was primarily due to severance costs under the legacy Delphi Technologies restructuring plan to realign its global technical center footprint and implement headcount reductions. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In February 2020, the Company announced a restructuring plan to address existing structural costs. During the nine months ended September 30, 2021 and 2020, the Company recorded $81 million and $72 million of restructuring charges related to this plan, respectively.

Other operating expense, net - other represents items other than restructuring and was net expense of $30 million and $61 million for the nine months ended September 30, 2021 and 2020, respectively, including merger, acquisition and divestiture expense of $36 million and $58 million, for the nine months ended September 30, 2021 and 2020, respectively. Also, during the nine months ended September 30, 2021, the Company recorded a loss of $7 million in connection with the sale of an e-Propulsion & Drivetrain technical center in Europe. In addition, the Company recorded a net gain from insurance recovery proceeds of $3 million and $9 million, for the nine months ended September 30, 2021 and 2020, respectively, which primarily represents the amount received for replacement cost in excess of carrying value for losses sustained from a tornado that damaged the Company’s plant in Seneca, South Carolina. During the nine months ended September 30, 2020, the Company recorded asset impairment costs of $9 million in the Air Management segment and $8 million in the e-Propulsion & Drivetrain segment, related to the write down of property, plant and equipment associated with the announced closures of two European facilities.

Equity in affiliates’ earnings, net of tax was $40 million for the nine months ended September 30, 2021, representing an increase of $30 million as compared with the nine months ended September 30, 2020. The increase was due to the recovery of global markets from negative effects of COVID-19 on 2020 production. This line item is driven by the results of the Company’s unconsolidated joint ventures, NSK-Warner K.K., TEL and DTVS.

Unrealized loss on equity securities was $337 million and $9 million for the nine months ended September 30, 2021 and 2020, respectively. This line item reflects the net unrealized gains or losses recognized during the period related to the Company’s equity securities. The amounts for the nine months ended September 30, 2021 and 2020 were related to the Company’s investment in Romeo Power, Inc. For further details, see Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Interest expense was $84 million for the nine months ended September 30, 2021, which was an increase of $34 million as compared with the nine months ended September 30, 2020. This increase was primarily due to the Company’s $20 million loss on debt extinguishment related to the early repayment of its €500 million 1.800% senior notes settled on June 18, 2021, the Company’s $1.1 billion senior notes issuance in June 2020, and the $800 million of senior notes acquired as part of the Delphi Technologies acquisition.

Provision for income taxes. The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was 24% and 51%, respectively. During the nine-month period ended September 30, 2021, unrecognized tax benefits and accrued interest were decreased for the lapse of the statute of limitations in a non-US jurisdiction for a tax holiday matter which, net of unrecognized foreign tax credits, resulted in a $55 million tax benefit. Additionally, an increase in the United Kingdom (“UK”) tax rate from 19% to 25% effective April 1, 2023 was enacted in June 2021 resulting in a discrete tax benefit of $20 million as a result of the revaluation of net deferred tax asset balances. Further, the Company’s effective tax rate includes a net discrete tax benefit of $33 million primarily related to changes to certain withholding rates applied to unremitted earnings. The effective tax rate was unfavorably impacted by $179 million of restructuring expenses and merger, acquisition and divestiture expenses, some of which, were largely non-deductible for tax purposes. The Company recognized $22 million of tax benefit associated with these expenses in the nine months ended September 30, 2021. The 2020 rate was unfavorably impacted by $130 million of restructuring expenses and merger, acquisition and divestiture expenses, some of which, were non-deductible for tax purposes, resulting in only $23 million of tax benefit being recognized. This rate was further unfavorably impacted by $17 million of asset impairment charges for which no tax benefit was recognized as full valuation allowances were recorded against the corresponding deferred tax assets. The Company also recorded reductions in income tax expense of $10 million for other one-time adjustments primarily related to tax law changes in India that were enacted during the first three months of 2020 and the release of certain unrecognized tax benefits due to the closure of an audit.

Net earnings attributable to noncontrolling interest, net of tax of $77 million for the nine months ended September 30, 2021 increased by $37 million compared to the nine months ended September 30, 2020. The increase was due to the recovery of global markets from negative effects of COVID-19 on 2020 production resulting in increased profit in joint ventures and the addition of noncontrolling interests from the Delphi Technologies acquisition.

Non-comparable items impacting the Company’s earnings per diluted share and net earnings

The Company’s earnings per diluted share were $0.40 and $0.53 for the three months ended September 30, 2021 and 2020, respectively, and $1.70 and $0.69 for the nine months ended September 30, 2021 and 2020, respectively. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-comparable items:
Restructuring expense	$(0.21)	$(0.07)	$(0.52)	$(0.29)
Merger, acquisition and divestiture expense[1]	(0.04)	(0.04)	(0.14)	(0.24)
Loss on sale[2]	—	—	(0.02)	—
Asset impairments[3]	—	—	—	(0.07)
Net gain on insurance proceeds for property damage[4]	—	0.01	—	0.04
Unrealized loss on equity securities[5]	(0.19)	—	(1.07)	(0.04)
Loss on debt extinguishment[6]	—	—	(0.06)	—
Delayed draw term loan cancellation	—	—	—	(0.01)
Tax adjustments[7]	0.04	(0.25)	0.42	(0.21)
Total impact of non-comparable items per share - diluted	$(0.40)	$(0.35)	$(1.39)	$(0.82)
________________

1
During the three months ended September 30, 2021 and 2020, the Company recorded merger, acquisition and divestiture expense of $8 million and $16 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded merger, acquisition and divestiture expense of $36 million and $58 million, respectively. The expense for 2021 primarily related to professional fees for integration and other support associated with the Company’s acquisition of Delphi Technologies completed on October 1, 2020 and professional fees associated with the acquisition of AKASOL completed on June 4, 2021. The expense for 2020 primarily related to professional fees associated with the Company’s acquisition of Delphi Technologies.

2	During the nine months ended September 30, 2021, the Company recorded a loss of $7 million in connection with the sale of an e-Propulsion & Drivetrain technical center in Europe.
3
During the nine months ended September 30, 2020, the Company recorded asset impairment costs of $9 million in the Air Management segment and $8 million in the e-Propulsion & Drivetrain segment, related to the write down of property, plant and equipment associated with the announced closures of two European facilities.

4
Net gain on insurance proceeds for property damage primarily represents the amount received for replacement cost in excess of carrying value for losses sustained from a tornado that damaged the Company’s plant in Seneca, South Carolina.

5
Unrealized loss on equity securities represents the net unrealized loss recognized related to the Company’s equity securities in Romeo Power, Inc. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

6	During the nine months ended September 30, 2021, the Company recorded a $20 million loss on debt extinguishment related to the early repayment of its €500 million 1.800% senior notes.
7
The Company’s provision for income taxes for the three and nine months ended September 30, 2021, includes reductions to tax expense of $9 million and $108 million, respectively. During the nine months ended September 30, 2021, the primary items included a $55 million tax benefit related to the lapse of the statute of limitations in a non-US jurisdiction for a tax holiday matter and a discrete tax benefit of $20 million related to an increase in the UK tax rate. The nine months ended September 30, 2021, also included a discrete tax benefit of $33 million primarily related to changes to certain withholding rates applied to unremitted earnings and other tax adjustments. The Company’s provision for income taxes for the three and nine months ended September 30, 2020, includes increases to tax expense of $51 million and $44 million, respectively. During the nine months ended September 30, 2020, the primary items were the $51 million of additional income tax expense related to final U.S. Treasury regulations that were issued during the third quarter 2020, partially offset by reductions in income tax expense related to certain tax law changes in India in the first quarter of 2020 and the release of certain unrecognized tax benefits due to closure of an audit.

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

Segment Adjusted EBIT

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	% margin	2020	% margin	2021	% margin	2020	% margin
Air Management	$214	12.8%	$225	15.2%	$813	14.7%	$461	12.3%
e-Propulsion & Drivetrain	85	7.0%	131	12.2%	354	8.8%	195	7.7%
Fuel Injection	37	8.8%	—	n/a	108	7.9%	—	n/a
Aftermarket	29	12.8%	—	n/a	82	12.6%	—	n/a
Segment Adjusted EBIT	$365		$356		$1,357		$656

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

The Air Management segment’s net sales increased $195 million, or 13%, and Segment Adjusted EBIT decreased $11 million from the three months ended September 30, 2020. The Delphi Technologies acquisition increased Air Management revenues by $257 million for the three months ended September 30, 2021. Excluding the net impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Chinese Renminbi, and the net impact of acquisitions, net sales decreased approximately 7% from the three months ended September 30, 2020. This change was primarily due to component supply constraints, particularly semiconductor chips, that reduced global automotive production in 2021, which was partially offset by increased demand for the Company’s products. The Segment Adjusted EBIT margin was 12.8% for the three months ended September 30, 2021, compared to 15.2% for the three months ended September 30, 2020. The Segment Adjusted EBIT margin decrease was primarily due to the impact of the Delphi Technologies and AKASOL acquisitions, higher commodity costs and lower production volumes year-over-year.

The e-Propulsion & Drivetrain segment’s net sales increased $148 million, or 14%, and Segment Adjusted EBIT decreased $46 million from the three months ended September 30, 2020. The Delphi Technologies acquisition increased e-Propulsion & Drivetrain revenues by $229 million for the three months ended September 30, 2021. Excluding the impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Chinese Renminbi, and the net impact of the Delphi Technologies acquisition, net sales decreased approximately 9% from the three months ended September 30, 2020. This change was primarily due to component supply constraints, particularly semiconductor chips, that reduced global automotive production in 2021, which was partially offset by increased demand for the Company’s products. The e-Propulsion & Drivetrain Segment Adjusted EBIT margin was 7.0% during the three months ended September 30, 2021, down from 12.2% during the three months ended September 30, 2020, primarily due to the impact of the Delphi Technologies acquisition, higher commodity costs, increased investments in R&D and lower production volumes year-over-year.

The Fuel Injection segment’s net sales and Segment Adjusted EBIT for the three months ended September 30, 2021 were $420 million and $37 million, respectively. The Segment Adjusted EBIT margin was 8.8% in the three months ended September 30, 2021. This is a new reporting segment following the acquisition of Delphi Technologies on October 1, 2020.

The Aftermarket segment’s net sales and Segment Adjusted EBIT for the three months ended September 30, 2021 were $227 million and $29 million, respectively. The Segment Adjusted EBIT margin was 12.8% in the three months ended September 30, 2021. This is a new reporting segment following the acquisition of Delphi Technologies on October 1, 2020.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

The Air Management segment’s net sales increased $1,800 million, or 48%, and Segment Adjusted EBIT increased $352 million, or 76%, from the nine months ended September 30, 2020. The Delphi Technologies acquisition increased Air Management revenues by $863 million for the nine months ended September 30, 2021. Excluding the net impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi, and Korean Won, and the net impact of acquisitions, net sales increased approximately 19% from the nine months ended September 30, 2020. This change was primarily due to the recovery of global markets from the negative effects of COVID-19 on 2020 production and increased demand for the Company’s products, partially offset by component supply constraints, particularly semiconductor chips, that reduced global automotive production in 2021. The Segment Adjusted EBIT margin was 14.7% for the nine months ended September 30, 2021, compared to 12.3% for the nine months ended September 30, 2020. The Segment Adjusted EBIT margin increase was primarily due to the impact of higher sales and savings arising from the Company’s restructuring initiatives.

The e-Propulsion & Drivetrain segment’s net sales increased $1,484 million, or 58%, and Segment Adjusted EBIT increased $159 million from the nine months ended September 30, 2020. The Delphi Technologies acquisition increased e-Propulsion & Drivetrain revenues by $747 million for the nine months ended September 30, 2021. Excluding the impact of stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi and Korean Won, and the net impact of the Delphi Technologies acquisition, net sales increased approximately 24% from the nine months ended September 30, 2020. This change was primarily due to the recovery of global markets from the negative effects of COVID-19 on 2020 production and increased demand for the Company’s products, partially offset by component supply constraints, particularly semiconductor chips, that reduced global automotive production in 2021. The e-Propulsion & Drivetrain Segment Adjusted EBIT margin was 8.8% during the nine months ended September 30, 2021, up from 7.7% during the nine months ended September 30, 2020, primarily due to the impact of higher sales.

The Fuel Injection segment’s net sales and Segment Adjusted EBIT for the nine months ended September 30, 2021 were $1,375 million and $108 million, respectively. The Segment Adjusted EBIT margin was 7.9% in the nine months ended September 30, 2021.

The Aftermarket segment’s net sales and Segment Adjusted EBIT for the nine months ended September 30, 2021 were $650 million and $82 million, respectively. The Segment Adjusted EBIT margin was 12.6% in the nine months ended September 30, 2021.

Outlook

The Company expects global industry production to be flat to slightly down year over year, as component supply constraints, particularly semiconductor chips, are expected to impact global industry production levels.

The Company expects net new business-related sales growth, due to increased penetration of BorgWarner products around the world, to drive a sales increase despite the industry production outlook. As a result, the Company expects increased revenue in 2021, excluding the impact of foreign currencies and the net impact of acquisitions and divestitures.

During the first nine months of 2021, the Company experienced component supply constraints similar to others in the automotive industry, as have the Company’s customers. These supply constraints began to impact production in March and continued to cause further reductions in volumes in the Company’s second and third quarters. The Company expects continuing disruptions during the fourth quarter of 2021. In addition, the Company’s results of operations for the first nine months of 2021 have been negatively impacted by the rising costs of commodities, and the Company expects commodity cost volatility, particularly related to steel and petroleum-based resin products, to have a continual impact on its results of operations for the remainder of the year. As such, the Company continually seeks to mitigate both inflationary pressures and material-related cost exposures using multiple approaches.

The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic capital investments to enhance its product leadership strategy. There are several trends that are driving the Company’s long-term growth that are expected to continue, including adoption of product offerings for electrified vehicles, increasingly stringent global emissions standards that support demand for the Company’s products driving vehicle efficiency and increased global penetration of all-wheel drive.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. At September 30, 2021, the Company had $1,510 million of cash and cash equivalents including $3 million of restricted cash. Cash balances of $967 million were held by our subsidiaries outside the United States. Cash held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions.

The majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility that allows the Company the ability to increase the facility by $1.0 billion with bank group approval. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at September 30, 2021. At September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2021 and December 31, 2020.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion. In addition to the credit facility, the Company’s universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions.

On February 12, 2021, April 28, 2021, and July 28, 2021 the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. The dividends were paid on March 15, 2021, June 15, 2021 and September 15, 2021, respectively.

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

Cash Flows

Operating Activities

	Nine Months Ended September 30,
(in millions)	2021	2020
OPERATING
Net earnings	$485	$182
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and amortization	585	339
Restructuring expense, net of cash paid	118	49
Stock-based compensation expense	42	29
Loss on sale	7	—
Loss on debt extinguishment	20	—
Asset impairments	—	17
Deferred income tax (benefit) provision	(101)	56
Unrealized loss on equity securities	337	9
Gain on insurance recovery received for property damages	(5)	(9)
Other non-cash adjustments	(18)	(1)
Net earnings adjustments to reconcile to net cash flows from operations	1,470	671
Retirement plan contributions	(15)	(15)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(45)	(25)
Inventories	(382)	3
Prepayments and other current assets	(7)	(4)
Accounts payable and accrued expenses	(231)	153
Prepaid taxes and income taxes payable	21	(2)
Other assets and liabilities	(47)	27
Net cash provided by operating activities	$764	$808

Net cash provided by operating activities decreased to $764 million during the first nine months of 2021 from $808 million during the first nine months of 2020. The $44 million decrease in cash provided by operating activities was primarily due to higher net earnings adjusted for non-cash charges, more than offset by higher working capital, primarily higher inventory levels as the current volatile market environment led to unanticipated reductions in customer production.

Investing Activities

	Nine Months Ended September 30,
(in millions)	2021	2020
INVESTING
Capital expenditures, including tooling outlays	$(494)	$(262)
Capital expenditures for damage to property, plant and equipment	(2)	(18)
Insurance proceeds received for damage to property, plant and equipment	5	23
Payments for businesses acquired, net of cash and restricted cash acquired	(759)	(2)
Proceeds from settlement of net investment hedges, net	21	12
Payments for investments in equity securities	(15)	(2)
Proceeds from asset disposals and other, net	6	—
Net cash used in investing activities	$(1,238)	$(249)

Net cash used in investing activities increased to $1,238 million during the first nine months of 2021 from $249 million during the first nine months of 2020. In the second quarter of 2021 the Company acquired AKASOL. In addition, capital expenditures in 2021 were higher primarily due to the acquisition of Delphi Technologies. As a percentage of sales, capital expenditures were 4.4% and 4.2% for the nine months ended September 30, 2021 and 2020, respectively.

Financing Activities

	Nine Months Ended September 30,
(in millions)	2021	2020
FINANCING
Net (decrease) increase in notes payable	$(8)	$6
Additions to debt	1,273	1,163
Payments for debt issuance costs	(10)	(11)
Repayments of debt, including current portion	(698)	(308)
Payments for stock-based compensation items	(14)	(13)
Purchase of noncontrolling interest	(33)	—
Dividends paid to BorgWarner stockholders	(122)	(105)
Dividends paid to noncontrolling stockholders	(38)	(21)
Net cash provided by financing activities	$350	$711

Net cash provided by financing activities of $350 million during the first nine months of 2021 decreased $361 million compared to net cash provided by financing activities of $711 million during the first nine months of 2020. This decrease in net cash provided by financing activities during the first nine months of 2021 was primarily related to the Company’s repayment of its €500 million 1.800% senior notes due November 2022. The net cash provided by financing activities during the first nine months of 2021 also included the Company’s public offering and issuance of €1.0 billion in 1.000% senior notes due May 2031, a $34 million increase in dividends paid to BorgWarner and noncontrolling stockholders as compared to 2020 and $33 million paid to acquire additional shares in AKASOL.

CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints that are currently pending will have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could nonetheless be material to the results of operations or cash flows.

There is a warranty claim that an OEM customer has asserted for which the Company has recorded an accrual of $10 million representing its best estimate of probable loss at September 30, 2021. However, the Company is working through the warranty claim process with the customer, and much remains uncertain regarding the Company’s liability for the claim. Facts may become known that may result in additional losses relating to this matter that could be material to the Company’s results of operations or cash flows.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 26 such sites as of September 30, 2021 and December 31, 2020. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Refer to Note 21, “Contingencies,” to the Condensed Consolidated Financial Statements in Item 1 of this report for further details and information respecting the Company’s environmental liability.

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

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, Chinese Renminbi, Euro, British Pound Sterling, Hungarian Forint, and Korean Won. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company periodically enters into forward currency contracts, cross-currency swaps and foreign-currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of September 30, 2021 and December 31, 2020, the Company recorded a deferred loss of $32 million and $230 million, respectively, both before taxes, for designated net investment hedges within accumulated other comprehensive income (loss).

The foreign currency translation adjustments during the three and nine months ended September 30, 2021 and 2020 are shown in the following tables, which provide the percentage change in U.S. dollar against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Euro	(2)%	$(34)	(5)%	$(54)
Korean won	(4)%	$(27)	(9)%	$(62)
Brazilian real	(9)%	$(17)	(5)%	$(8)
British pound	(3)%	$(8)	(1)%	$(6)
Chinese renminbi	—%	$5	1%	$29

(in millions, except for percentages)	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Chinese renminbi	4%	$51	3%	$35
Korean won	3%	$15	(1)%	$1
Swedish krona	4%	$(8)	5%	$(8)
British pound	4%	$6	(3)%	$(11)
Euro	4%	$(9)	5%	$5
Brazilian real	(3)%	$(2)	(28)%	$(24)

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

On December 15, 2020, a putative derivative lawsuit captioned Nyiradi, et al. v. Michas, et al., Case 1:20-cv-01700, was filed in the United States District Court for the District of Delaware against certain current and former directors and former officers of BorgWarner. The lawsuit, which was purportedly brought on the Company’s behalf, named BorgWarner as a nominal defendant. Plaintiffs alleged, among other things, violations of the federal securities laws and breaches of fiduciary duty relating to the Company’s past accounting for incurred but not yet asserted asbestos liabilities and its public disclosures. As a nominal defendant, the Company had no direct exposure in connection with the lawsuit. On April 14, 2021, BorgWarner and the plaintiffs agreed in principle to dismiss the case without prejudice, without any payment by BorgWarner, and the dismissal occurred on April 22, 2021. By letter dated June 9, 2021, a different stockholder delivered a litigation demand to the Board of Directors under Delaware law that included similar allegations relating to certain current and former directors and officers. The letter demanded that the Board conduct an investigation and commence a civil action against appropriate directors and officers. The Board is considering the letter.

Refer to Note 21, “Contingencies,” to the Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of environmental and other litigation which is incorporated herein by reference.

Item 1A. Risk Factors

During the nine months ended September 30, 2021, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2020, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaced the previous share repurchase program. As of September 30, 2021, the Company has repurchased $216 million of common stock under this repurchase program. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2021:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
July 1, 2021 - July 31, 2021
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	1,463	$47.02	—
August 1, 2021 - August 31, 2021
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	7,914	$43.67	—
September 1, 2021 - September 30, 2021
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	2,791	$43.14	—

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

Date: November 3, 2021