Form 10-K
period 2021-12-31
BORGWARNER INC
filed 2022-02-15
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2021 (the last business day of the most recently completed second fiscal quarter) was approximately $11.6 billion.
As of February 11, 2022, the registrant had 239,971,469 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the BorgWarner Inc. Proxy Statement for the 2022 Annual Meeting of Stockholders	Part III

BORGWARNER INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2021

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include supply disruptions impacting us or our customers, such as the current shortage of semiconductor chips that has impacted original equipment manufacturer (“OEM”) customers and their suppliers, including us; commodities availability and pricing; competitive challenges from existing and new competitors including OEM customers; the challenges associated with rapidly-changing technologies, particularly as relates to electric vehicles, and our ability to innovate in response; uncertainties regarding the extent and duration of impacts of matters associated with the COVID-19/coronavirus pandemic (“COVID-19”), including additional production disruptions; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis including our recent acquisition of AKASOL AG (“AKASOL”) and our 2020 acquisition of Delphi Technologies PLC (“Delphi Technologies”); the ability to identify appropriate combustion portfolio businesses for disposition and consummate planned dispositions on acceptable terms; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; our dependence on automotive and truck production, both of which are highly cyclical and subject to disruptions; our reliance on major OEM customers; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and the other risks noted under Item 1A, “Risk Factors,” and in other reports that we file with the Securities and Exchange Commission. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-K to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), this report includes non-GAAP financial measures. The Company believes these non-GAAP financial measures provide additional information that is useful to investors in understanding the underlying performance and trends of the Company. Readers should be aware that non-GAAP financial measures have inherent limitations and should be cautious with respect to the use of such measures. To compensate for these limitations, we use non-GAAP measures as comparative tools, together with GAAP measures, to assist in the evaluation of our operating performance or financial condition. We calculate these measures using the appropriate GAAP components in their entirety and compute them in a manner intended to facilitate consistent period-to-period comparisons. The Company’s method of calculating these non-GAAP measures may differ from methods used by other companies. These non-GAAP measures should not be considered in isolation or as a substitute for those financial measures prepared in accordance with GAAP. Where non-GAAP financial measures are used, the most directly comparable GAAP financial measure, as well as the reconciliation to the most directly comparable GAAP financial measure, can be found in this report.

PART I

Item 1. Business

BorgWarner Inc. (together with its Consolidated Subsidiaries, the “Company” or “BorgWarner”) is a Delaware corporation incorporated in 1987.The Company is a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles. Its products help improve vehicle performance, propulsion efficiency, stability and air quality. The Company manufactures and sells these products worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles (“SUVs”), vans and light trucks). The Company’s products are also sold to OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). The Company also manufactures and sells its products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, the Americas and Asia and is an original equipment supplier to nearly every major automotive OEM in the world.

Charging Forward - Electrification Portfolio Strategy

In 2021, the Company announced its strategy to aggressively grow its electrification portfolio over time through organic investments and technology-focused acquisitions, most recently through the 2021 acquisition of AKASOL AG (“AKASOL”) as well as the 2020 purchase of Delphi Technologies PLC (“Delphi Technologies”). The Company believes it is well positioned for the industry’s anticipated migration to electric vehicles. Additionally, the Company announced a plan to dispose of certain internal combustion assets, targeting dispositions of assets generating approximately $1 billion in annual revenue in the succeeding 12 to 18 months and approximately $3 to $4 billion in annual revenue by 2025. The Company is targeting its revenue from products for pure electric vehicles to be over 25% of its total revenue by 2025 and approximately 45% of its total revenue by 2030.

Recent Acquisitions

Acquisitions are an integral component of the Company’s growth and value creation strategy. Below are summaries of recent acquisitions. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Item 8 of this report for more information.

AKASOL AG

On June 4, 2021, the Company completed its voluntary public takeover offer for shares of AKASOL AG (“AKASOL”), resulting in ownership of 89% of AKASOL’s outstanding shares. The Company paid approximately €648 million ($788 million) to settle the offer from current cash balances, which included proceeds received from its public offering of 1.00% Senior Notes due 2031 completed on May 19, 2021. Following the settlement of the offer, AKASOL became a consolidated majority-owned subsidiary of the Company. The Company also consolidated approximately €64 million ($77 million) of gross debt of AKASOL. Subsequent to the completion of the voluntary public takeover offer, the Company purchased additional shares of AKASOL for €28 million ($33 million) increasing its ownership to 93% as of December 31, 2021. The acquisition further strengthens BorgWarner’s commercial vehicle and industrial electrification capabilities, which positions the Company to capitalize on what it believes to be a fast-growing battery module and pack market.

On August 2, 2021, the Company initiated a merger squeeze out process under German law for the purpose of acquiring 100% of AKASOL (“Squeeze Out”). On February 10, 2022, the Company completed the registration of the Squeeze Out resulting in 100% ownership.

Delphi Technologies PLC

On October 1, 2020, the Company completed its acquisition of 100% of the outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”) from the shareholders of Delphi Technologies pursuant to the terms of the Transaction Agreement, dated January 28, 2020, as amended on May 6, 2020, by and between the Company and Delphi Technologies (the “Transaction Agreement”). Pursuant to the terms of the Transaction Agreement, the Company issued, in exchange for each Delphi Technologies share, 0.4307 of a share of common stock of the Company and cash in lieu of any fractional share. In the aggregate, the Company delivered consideration of approximately $2.4 billion, including approximately 37 million shares of common stock of the Company, valued at $1.5 billion, repayment of approximately $900 million of Delphi Technologies’ debt and stock-based compensation of approximately $15 million. Upon closing, the Company also assumed approximately $800 million in senior notes as discussed in Item 7 of this report under the caption “Acquisition of Delphi Technologies PLC.” The acquisition has strengthened the Company’s electronics and power electronics products, strengthened its capabilities and scale, enhanced key combustion, commercial vehicle and aftermarket product offerings, and positioned the Company for greater growth as electrified propulsion systems gain momentum.

Financial Information About Reporting Segments

Refer to Note 24, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about the Company's reporting segments.

Narrative Description of Reporting Segments

The Company reports its results under four reporting segments: Air Management, e-Propulsion & Drivetrain, Fuel Injection and Aftermarket. Net sales by reporting segment were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Air Management	$7,298	$5,678	$6,214
e-Propulsion & Drivetrain	5,378	3,989	4,015
Fuel Injection	1,826	479	—
Aftermarket	853	194	—
Inter-segment eliminations	(517)	(175)	(61)
Net sales	$14,838	$10,165	$10,168

The sales information presented above does not include the sales by the Company’s unconsolidated joint ventures (see sub-heading “Joint Ventures” below). Such unconsolidated sales totaled approximately $1,053 million, $721 million, and $827 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Air Management

The Air Management segment develops and manufactures products to improve fuel economy, reduce emissions and enhance performance. The Air Management segment’s technologies include turbochargers, eBoosters, eTurbos, timing systems, emissions systems, thermal systems, gasoline ignition technology, smart remote actuators, powertrain sensors, canisters, cabin heaters, battery modules and systems, battery packs, battery heaters and battery charging. The Company’s Air Management segment includes AKASOL.

The Air Management segment’s emissions, thermal and turbocharger systems provide several benefits including increased power for a given engine size, improved fuel economy, reduced emissions and optimized temperatures in propulsion systems and vehicle cabins. Sales of turbochargers for light vehicles represented approximately 19%, 24% and 28% of the Company’s net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

The Air Management segment’s timing systems enable precise control of air and exhaust flow through the engine, improving fuel economy and emissions. The Air Management segment is a leading manufacturer of timing systems for OEMs around the world.

The Air Management segment’s powertrain products include an array of highly engineered products that complement and enhance the efficiency improvements delivered by many other air management and fuel injection technologies.

The Air Management segment’s battery products include high-performance lithium-ion battery modules and systems for electrified applications that provide long battery life with a high power output for safe, reliable and durable operation.

e-Propulsion & Drivetrain

The Company’s e-Propulsion & Drivetrain segment’s technologies include rotating electrical components, power electronics, control modules, software, friction and mechanical products for automatic transmissions and torque-management products.

The e-Propulsion & Drivetrain segment’s rotating electrical components portfolio meets the demands of increasing vehicle electrification, improved efficiency, reduced weight, and lowered electrical and mechanical noise. Rotating electrical components include starter motors, alternators and electric motors for hybrid and electric vehicles.

The e-Propulsion & Drivetrain segment’s electronics portfolio consists of power electronics and engine and transmission control modules. As electrification of vehicles increases, its power electronics solutions, including inverters, onboard chargers, DC/DC converters, battery management systems, and software inverters, provide better efficiency, reduced weight and lower cost for its OEM customers. The control modules, containing as much as one million lines of software code, are key components that enable the integration and operation of powertrain products throughout the vehicle.

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

The e-Propulsion & Drivetrain segment’s torque management products include rear-wheel drive (“RWD”)-all-wheel drive (“AWD”) transfer case systems, front-wheel drive (“FWD”)-AWD coupling systems and cross-axle coupling systems. The segment is developing electronically controlled torque management devices and systems that will benefit vehicle energy efficiency and vehicle dynamics.

Fuel Injection

The Fuel Injection segment develops and manufactures gasoline and diesel fuel injection components and systems. Its gasoline fuel injection portfolio includes a full suite of fuel injection technologies – including pumps, injectors, fuel rail assemblies and complete systems – that deliver greater efficiency for traditional and hybrid vehicles with gasoline combustion engines. The Company’s gasoline direct injection, or GDi, technology provides high-precision fuel delivery for optimized combustion, which lowers emissions and improves fuel economy. Its diesel fuel injection systems portfolio provides enhanced engine performance at an attractive value. The Company’s common rail fuel injection system is the core technology for both on and off-highway commercial and light vehicle applications.

Aftermarket

The Aftermarket segment sells products and services to independent aftermarket customers and original equipment service customers. Its product portfolio includes a wide range of solutions covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. The aftermarket segment’s business provides a recurring and stable revenue base, as replacement of many of these products is non-discretionary in nature.

Joint Ventures

As of December 31, 2021, the Company had 13 joint ventures in which it had a less-than-100% ownership interest. Results from the ten joint ventures in which the Company is the majority owner and has a controlling financial interest are consolidated as part of the Company’s results. Results from the three joint ventures in which the Company exercises significant influence but does not have a controlling financial interest, were reported by the Company using the equity method of accounting pursuant to which the Company records its proportionate share of each joint venture’s income or loss each period.

Management of the unconsolidated joint ventures is shared with the Company’s respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

Joint venture	Products	Year organized	Percentage owned by the Company	Location of operation	Joint venture partner
Unconsolidated:
NSK-Warner K.K.	Transmission components	1964	50%	Japan/China	NSK Ltd.
Turbo Energy Private Limited	Turbochargers	1987	32.6%	India	Sundaram Finance Limited; Brakes India Limited
Delphi-TVS Diesel Systems Ltd	Fuel injection equipment	2001	52.5%	India	T.V. Sundram Iyengar & Sons PVT Ltd
Consolidated:
Delphi Powertrain Systems Korea Ltd.	Valvetrain and fuel injection equipment	1977	70%	Korea	BU RA DA Company Limited
BorgWarner Transmission Systems Korea Ltd.[1]	Transmission components	1987	60%	Korea	NSK-Warner
Beijing Delphi Wan Yuan Engine Management Systems Co. Ltd.	Engine management systems	1999	51%	China	Beijing Wan Yuan Industry Corporation
Borg-Warner Shenglong (Ningbo) Co. Ltd.	Fans and fan drives	1999	70%	China	Ningbo Shenglong Automotive Powertrain Systems Co., Ltd.
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Hainachuan Automotive Parts Holding Co., Ltd.
SeohanWarner Turbo Systems Ltd.	Turbochargers	2003	71%	Korea	Korea Flange Company
Closed Joint Stock Company “Delphi Samara”	Aftermarket products	2006	80%	Russia	CJSC “Samara Cable Company”
BorgWarner United Transmission Systems Co. Ltd.	Transmission components	2009	66%	China	China Automobile Development United Investment Co., Ltd.
BorgWarner Romeo Power LLC[2]	Battery module and pack technology	2019	60%	U.S.	Romeo Power, Inc.
AKASOL AG3	Battery module and pack technology	2021	93%	Germany	Traded on Frankfurt Stock Exchange
__________________________
1 BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea Ltd. This ownership gives the Company an additional indirect effective ownership percentage of 20% in BorgWarner Transmission Systems Korea Ltd., resulting in a total effective ownership interest of 80%.
2 On February 4, 2022, the Company finalized the sale of its 60% interest in BorgWarner Romeo Power LLC. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in item 8 of this report for further discussion.
3 On February 10, 2022, the Company completed the registration of the Squeeze Out. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in item 8 of this report for further discussion.

Financial Information About Geographic Areas

The Company has a global presence. During the year ended December 31, 2021, approximately 17% of the Company’s net sales were generated in the United States, and 83% were generated outside the United States. Refer to Note 24, “Reporting Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for additional financial information about geographic areas.

Product Lines and Customers

During the year ended December 31, 2021, approximately 76% of the Company’s net sales were for light-vehicle applications; approximately 11% were for commercial-vehicle applications; approximately 4% were for off-highway vehicle applications; and approximately 9% were to distributors of aftermarket replacement parts.

The Company’s worldwide net sales to the following customers (including their subsidiaries) were approximately as follows:

	Year Ended December 31,
Customer	2021	2020	2019
Ford	10%	13%	15%
Volkswagen	9%	11%	11%
No other single customer accounted for more than 10% of the Company’s consolidated net sales in any of the years presented. Sales to the Company’s top ten customers represented 57% of sales for the year ended December 31, 2021.

The Company’s automotive products are generally sold directly to OEMs, substantially pursuant to negotiated annual contracts, long-term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon OEM production schedules. The Company typically ships its products directly from its plants to the OEMs.

Sales and Marketing

Each of the Company’s businesses within its reporting segments has its own sales function. Account executives for each of the Company’s businesses are assigned to serve specific customers for one or more businesses’ products. Account executives spend the majority of their time in direct contact with customers’ purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business. Because of their close relationship with customers, account executives are able to identify and meet customers’ needs based upon their knowledge of the Company’s product design and manufacturing capabilities. Upon securing a new order, account executives participate in product launch team activities and serve as a key interface with customers. In addition, sales and marketing employees of the Company’s reporting segments often work together to explore cross-development opportunities where appropriate.

Seasonality

The Company’s operations are directly related to the automotive and commercial-vehicle industry. Consequently, the Company’s segments may experience seasonal fluctuations to the extent vehicle production slows, such as in the summer months when many customer plants typically close for model year changeovers or vacations. Historically, model changeovers or vacations have generally resulted in lower sales volume in the Company’s third quarter.

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

In addition, each of the Company's businesses within its Air Management, e-Propulsion & Drivetrain and Fuel Injection reporting segments has its own research and development (“R&D”) organization, including engineers and technicians, engaged in R&D activities at facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life-cycle testing and dynamometer laboratories.

By working closely with OEMs and anticipating their future product needs, the Company’s R&D personnel conceive, design, develop and manufacture new proprietary components and systems. R&D personnel also work to improve current products and production processes. The Company believes its commitment to R&D will allow it to continue to obtain new orders from its OEM customers.

The Company’s net R&D expenditures are primarily included in selling, general and administrative expenses of the Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement.

	Year Ended December 31,
(in millions)	2021	2020	2019
Gross R&D expenditures	$930	$533	$498
Customer reimbursements	(223)	(57)	(85)
Net R&D expenditures	$707	$476	$413

Net R&D expenditures as a percentage of net sales were 4.8%, 4.7% and 4.1% for the years ended December 31, 2021, 2020 and 2019, respectively.

Intellectual Property

The Company has approximately 8,200 active domestic and foreign patents and patent applications pending or under preparation and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, any group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company’s business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company’s financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

The Company owns the “BorgWarner” trade name and numerous BORGWARNER trademarks, including without limitation “BORGWARNER” and “BORGWARNER and Bug Design”, which are material to the Company's business.

Competition

The Company’s reporting segments compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Many of these competitors are larger and have greater resources than the Company. Technological innovation, application engineering development, quality, price, delivery and program launch support are the primary methods of competition.

The Company’s major non-OEM competitors are Robert Bosch GmbH, Denso Corporation, Hitachi, Ltd., Magna Powertrain (an operating unit of Magna International Inc.), Valeo, Schaeffler Group and Vitesco Technologies. The Company also competes with certain start-ups in electrification.

In addition, a number of the Company’s major OEM customers manufacture, for their own use and for others, products that compete with the Company's products. Other current OEM customers could elect to manufacture products to meet their own requirements or to compete with the Company. There is no assurance that the Company’s business will not be adversely affected by increased competition in the markets in which it operates.

For many of its products, the Company’s competitors include suppliers in parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs, lower tax rates and, in some cases, export subsidies and/or raw materials subsidies. Also, see Item 1A, “Risk Factors.”

Human Capital Management

To deliver the Company’s vision of a clean, energy-efficient world, the Company embodies its beliefs in every aspect of its operations. These are values that the Company lives by, instills in its employees and upholds in partnership with all its stakeholders. The Company is committed to promoting and nurturing a diverse and inclusive environment, honoring integrity, striving for excellence, committing to responsibility for its communities and the environment, and building on the power of collaboration. The Company’s ability to sustain and grow its business requires it to hire, retain and develop a highly skilled and diverse management team and workforce worldwide. The Company believes the skills, experience, and industry knowledge of its employees significantly benefit its operations and performance.

The Company’s Compensation Committee oversees human capital management, including diversity, equity, and inclusion, and assesses whether environmental, social and governance (“ESG”) goals and milestones, if appropriate, are effectively reflected in executive compensation. The full Board of Directors oversees talent reviews and succession planning for the Company.

As of December 31, 2021, the Company had a worldwide salaried and hourly workforce as follows:

Americas	16,600
Asia	12,600
Europe	20,100
Total Employees	49,300

Salaried	15,900
Hourly	33,400
Total Employees	49,300

The Company uses an array of practices to attract, develop and retain highly qualified talent, including the following:

•Diversity, Equity & Inclusion (“DE&I”). The Company cultivates a culture where employees are treated with respect and their differences are valued. It provides opportunities that inspire them to thrive in every area they pursue. The Company is continually reviewing its policies, programs and processes to ensure alignment with its DE&I strategy. The Company undertakes targeted recruitment that serves as a strategic opportunity to build a diverse leadership pipeline. In 2021, the Company continued the rollout of Unconscious Bias Awareness training to its workforce, and also promoted the continued development of Employee Belonging Groups, which are aimed at celebrating diversity, ensuring equity and promoting inclusion. As of December 31, 2021:

◦Four of 10 board members are women and/or minorities.
◦Three of 12 executive management team members are women and/or minorities.
◦Women make up 15% of the Company’s leadership (those who participate in the management incentive plan), 24% of the Company’s salaried workforce, 40% of the Company’s new hires and 30% of the Company’s total workforce.
◦Minorities make up 17% of the Company’s U.S. leadership (those who participate in the management incentive plan), 19% of the Company’s U.S. salaried workforce, 27% of the Company’s U.S. new hires and 25% of the Company’s total U.S. workforce.
◦The Company’s latest pay equity analysis identified that, on average, women received compensation 98.7% of that received by men across the Company’s global workforce. In the U.S., minorities received compensation of at least 99.8% or greater of that received by non-minorities.1 The Company is committed to the principle of equal pay for equal work and seeks to ensure employees are paid equitably for substantially similar work. An annual salary review process is in place to evaluate and address discrepancies in pay, if identified.

•Engagement & Sentiment. The Company actively deploys strategies to attract the brightest and best talent and to engage and retain its talent. It recognizes and rewards employee contributions with competitive pay and benefits. The Company closely monitors employee turnover as part of its efforts to improve retention and to spot any potential opportunities for improvement. In the year ended December 31, 2021, annual voluntary employee turnover was 15%.

•Education & Development. The Company is committed to preparing its workforce for the transition from combustion to electrification. In 2022, the Company will deliver training programs created by elite universities to increase knowledge, skills and improve time-to-productivity for engineers in new roles, in an electrification environment. The Company provides formal development opportunities at all levels and stages of the career journey of its employees. These opportunities are delivered in a variety of formats to make its portfolio of solutions agile, sustainable and scalable. The Company provided more than 84,100 hours of training to 95% of the Company’s salaried employees in the year ended December 31, 2021. The number of training hours was an increase of 48% from 2020 hours of training for salaried employees. The high percentage of salaried employees who have completed training this year reflects employee commitment to develop within current and future roles, taking advantage of adaptive learning solutions. On average, each salaried employee completed 5.3 hours of training in 2021.

•Health & Safety. The Company’s employees’ safety is vitally important. It is dedicated to continuously improving safety performance. Evidence of the Company’s dedication is in its results: The Company’s global workforce accident total recordable incident rate through December 31, 2021 was 0.4, while, in comparison, the top quartile for motor vehicle parts manufacturing was lower than or equal to 1.2, and the mean was 2.5 according to the U.S. Bureau of Labor Statistics (the “BLS”). The Company’s global workforce accident lost time incident rate through December 31, 2021 was 0.24, while in comparison the top quartile for motor vehicle parts manufacturing was lower than or equal to 0.1 and the mean was 0.6 according to the BLS. Additionally, the Company has a formal audited health and safety management system in place at all of its manufacturing and technical centers.

In continued response to the global COVID-19 pandemic, the Company’s Critical Event Management Team closely monitored and provided global guidance on industry and regulatory health and safety recommendations. Safe work procedures implemented globally during 2020 consisted of, but were not limited to, temporary travel bans, temperature screenings, enhanced sanitation and facility access procedures, suspected and/or positive case response, social distancing guidelines and remote work arrangements.

Approximately 13% of the Company’s U.S. workforce is unionized. These employees, located at one facility in the state of New York, are covered by a collective bargaining agreement that expires in September 2024. Employees at certain international facilities are also unionized. The Company believes the present relations with its workforce to be satisfactory. The Company recognizes that, in many of the locations where it operates, employees have freedom of association rights with third-party organizations such as labor unions. The Company respects and supports those rights, including the right to collective bargaining, in accordance with local laws.

1 The Company’s latest pay equity study was conducted in 2020 based on compensation as of December 31, 2019. The analysis included employees from salaried early-in-career through vice president roles. The Company anticipates releasing results of its latest study in its next Sustainability Report.

Raw Materials

The Company uses a variety of raw materials in the production of its products including aluminum, copper, nickel, plastic resins, steel, certain alloy elements and semiconductor chips. Manufacturing operations for each of the Company’s operating segments are dependent upon natural gas, fuel oil and electricity.

The Company uses a variety of tactics in an attempt to limit the impact of supply shortages and inflationary pressures. The Company’s global procurement organization works to accelerate cost reductions, purchase from lower cost regions, optimize the supply base, mitigate risk and collaborate on its buying activities. In addition, the Company uses long-term contracts, cost sharing arrangements, design changes, customer buy programs and limited financial instruments to help control costs. The Company intends to use similar measures in 2022 and beyond. Refer to Note 17, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this report for information related to the Company’s hedging activities.

For 2022, the Company believes there will continue to be supply constraints related to semiconductor chips. Supplies of other raw materials are adequate and available from multiple sources to support its manufacturing requirements.

Regulations

The Company operates in a constantly evolving global regulatory environment and is subject to numerous and varying regulatory requirements for its product performance and material content. The Company’s practice is to identify potential regulatory and quality risks early in the design and development process and proactively manage them throughout the product lifecycle through the use of routine assessments, protocols, standards, performance measures and audits. New regulations and changes to existing regulations are managed in collaboration with the Company’s OEM customers and implemented through its global systems and procedures designed to ensure compliance with existing laws and regulations. The Company demonstrates material content compliance through the International Material Data System (“IMDS”), which is the automotive industry material data system. In the IMDS, all materials used for automobile manufacturing are archived and maintained to meet the obligations placed on the automobile manufacturers, and thus on their suppliers, by national and international standards, laws and regulations.

The Company works collaboratively with a number of stakeholder groups including government agencies, such as the National Highway Traffic Safety Administration, its customers and its suppliers to proactively engage in federal, state and international public policy processes.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of environmental regulations on the Company’s business. Also, see Item 1A, “Risk Factors.”

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

Information About Executive Officers of the Company

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 15, 2022.

Name (Age)	Present Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Frederic B. Lissalde (54)	President and Chief Executive Officer (2018)
•Executive Vice President and Chief Operating Officer of the Company (2018)
•Vice President of the Company and President and General Manager of BorgWarner Turbo Systems LLC (2013 – 2017)
•Autoliv, Inc., Member of Board of Directors (2020 – Present)

Kevin A. Nowlan (50)	Executive Vice President, Chief Financial Officer (2019)
•Meritor Inc., Senior Vice President, President, Trailer, Components and Chief Financial Officer (2018 – 2019)
•Meritor Inc., Senior Vice President and Chief Financial Officer (2013 – 2018)
•Federal Reserve Bank of Chicago – Detroit Branch, Member of Board of Directors (2022)

Tonit M. Calaway (54)	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary (2020)
•Executive Vice President, Chief Legal Officer and Secretary of the Company (2018 - 2020)
•Chief Human Resources Officer of the Company (2016 – 2018)
•Astronics Corporation, Member of Board of Directors (2019 – Present)
•W.P. Carey Inc., Member of Board of Directors (2020 – Present)

Felecia J. Pryor (47)	Executive Vice President, Chief Human Resources Officer (2019)
•Vice President of Human Resources of BorgWarner Morse Systems (2018 – 2019)
•Ford Motor Company, Global Human Resources Director - Global Personnel, Organization & Planning (2018)
•Ford Motor Company, Vice President of Human Resources - ASEAN Markets (2016 – 2018)

Craig D. Aaron (44)	Vice President and Treasurer (2019)	•Vice President of Finance of BorgWarner Morse Systems (2016 – 2019)
Stefan Demmerle (57)	Vice President and President and General Manager, PowerDrive Systems (2015)	•Vice President of the Company and President and General Manager of BorgWarner PowerDrive Systems (2015 – Present)
Brady D. Ericson (50)	Vice President and President and General Manager, Morse Systems (2019)	•Executive Vice President and Chief Strategy Officer of the Company (2017 – 2019) •Vice President of the Company and President and General Manager of BorgWarner Emissions Systems LLC (2014 – 2017)
Daniel R. Etue (48)	Vice President and Controller (2020)	•Meritor, Inc., Vice President, Finance (2013 – 2020)
Joseph F. Fadool (55)	Vice President and President and General Manager, Emissions, Thermal and Turbo Systems (2019)
•Vice President of the Company and President and General Manager of Turbo Systems LLC (2019)
•Vice President of the Company and President and General Manager of BorgWarner Emissions Systems LLC and BorgWarner Thermal Systems Inc. (2017 – 2019)
•Vice President of the Company and President and General Manager of BorgWarner Morse Systems (2015 – 2017)

Paul A. Farrell (55)	Vice President and Chief Strategy Officer (2020)
•Delphi Technologies PLC, Senior Vice President Strategy, Sales and Corporate Development (2020)
•Delphi Technologies PLC, Senior Vice President Strategy and Corporate Development (2019 – 2020)
•Delphi Technologies PLC, Senior Vice President Strategic Planning and Product Marketing (2017 – 2019)
•Delphi Powertrain Systems, LLC, Vice President Strategy and Product Line Marketing (2016 – 2017)

Davide Girelli (50)	Vice President and President and General Manager, Fuel Injection Systems (2020)
•Vice President and General Manager Europe and South America BorgWarner Emissions, Thermal and Turbo Systems (2019 – 2020)
•Vice President and General Manager Europe and South America of BorgWarner Turbo Systems (2018 – 2019)
•Vice President and General Manager Europe and Asia of BorgWarner Morse Systems (2015 – 2018)

Volker Weng (51)	Vice President and President and General Manager, Drivetrain Systems f/k/a Transmission Systems (2019)
•Vice President of the Company and President and General Manager of BorgWarner Emissions Systems LLC and BorgWarner Thermal Systems Inc. (2019)
•Vice President and General Manager, Europe for BorgWarner Emissions Systems LLC and BorgWarner Thermal Systems Inc. (2017 – 2019)
•Vice President and General Manager, Asia for Turbo Systems LLC (2015 – 2017)

Item 1A.    Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial also may impact its business operations. If any of the following risks occur, the Company’s business including its financial performance, financial condition, operating results and cash flows could be adversely affected.

Risks related to COVID-19

The Company faces risks related to the COVID-19 pandemic that could adversely affect its business and financial performance.

The COVID-19 pandemic has disrupted, and may continue to disrupt, global automotive industry production volumes, and consumer purchases of light vehicles. In 2020, global vehicle production decreased, and some vehicle manufacturers, at times, completely shut down manufacturing operations in some countries and regions, including the United States and Europe. As a result, the Company has experienced, and may continue to experience, delays in the production and distribution of its products and the loss of sales. If the global economic effects caused by COVID-19 continue or increase, overall customer demand may decrease, which could further adversely affect the Company’s business, results of operations, and financial condition.

Throughout 2020, and to a lesser extent in 2021, global government directives and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, closing of borders, stay-at-home orders, plant shutdowns, and lockdowns of cities and countries, materially impacted the Company’s operations. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, traditional functioning of financial and capital markets, foreign currency exchange rates, and interest rates.

During 2021, trailing impacts of the shutdowns and production declines related, in part, to COVID-19 created supply constraints of certain components, particularly semiconductor chips. These supply constraints have had and are expected to continue to have significant impacts on global industry production levels. Due to the uncertainty of its duration and the timing of recovery, at this time, the Company is unable to predict the extent to which COVID-19, including its existing and future variants that may emerge, may have an adverse effect on the Company’s business, financial condition, operating results or cash flows. The extent of the impact of COVID-19 on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frames, will depend on future developments, including, but not limited to, the duration and spread of

COVID-19, including variants, its severity, COVID-19 containment and treatment efforts, including the availability, efficacy, and acceptance of the vaccines and any related restrictions on travel. Furthermore, the duration, timing and severity of the impact on customer production, including any recession resulting from COVID-19, are uncertain and unpredictable. An extended period of global supply chain and economic disruption as a result of COVID-19 would have a further material negative impact on the Company’s business, results of operations, access to sources of liquidity and financial condition, although the full extent and duration are uncertain.

Risks related to the Company’s strategy

The Company’s Charging Forward strategy may prove unsuccessful.

In 2021, the Company announced its strategy to aggressively grow its electrification portfolio over time through organic investments and technology-focused acquisitions, most recently through the 2021 acquisition of AKASOL as well as the 2020 purchase of Delphi Technologies. The Company believes it is well positioned for the industry’s anticipated migration to electric vehicles. Outlined in this strategy is a target to dispose of $3 to $4 billion in annual revenue from the Company’s combustion portfolio by 2025 with approximately $1 billion of that target to be delivered by the end of 2022. The Company is targeting revenue from products for pure electric vehicles to be over 25% of its total revenue by 2025 and approximately 45% of its total revenue by 2030.

The Company may not meet its goals due to many factors, including any of the risks identified in the paragraph that follows, failure to develop new products that its customers will purchase, and technology changes that could render its products obsolete, or the introduction of new technology to which it does not have access, among other things. Additionally, there is no certainty that the Company will be able to dispose of certain internal combustion assets on favorable terms, if at all, and the disposition process is expected to consume significant management resources.

The Company expects to continue to pursue business ventures, acquisitions, and strategic alliances that leverage its technology capabilities and enhance its customer base, geographic representation, and scale to complement its current businesses. The Company regularly evaluates potential growth opportunities, some of which could be material. While it believes that such transactions are an integral part of its long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information the Company can obtain about a potential growth opportunity can be limited, and it can give no assurance that past or future business ventures, acquisitions, and strategic alliances will positively affect its financial performance or will perform as planned. Assessing a price for potential transactions is inexact, particularly in a market that generally favors sellers and attaches a high multiple or premium on technology. The Company may not be able to successfully assimilate or integrate companies that it has acquired or will acquire in the future, including their personnel, financial systems, distribution, operations and general operating procedures. Failure to execute the Company’s growth strategy could adversely affect its business.

The failure to realize the expected benefits of acquisitions and other risks associated with acquisitions could adversely affect the Company’s business.

The success of the Company’s acquisitions is dependent, in part, on its ability to realize the expected benefits from combining the businesses of the Company and businesses that it acquires. To realize these anticipated benefits, both companies must be successfully combined, which is subject to the Company’s ability to consolidate operations, corporate cultures and systems and to eliminate redundancies and costs. If the Company is unsuccessful in combining companies, the anticipated benefits of the acquisitions may not be realized fully or at all or may take longer to realize than expected. Further, there is potential for unknown or inestimable liabilities relating to the acquired businesses. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the acquisitions.

The combination of independent businesses is a complex, costly and time-consuming process that requires significant management attention and resources. It is possible that the integration process could result in the loss of key employees, the disruption of the Company’s operations, the inability to maintain or increase its competitive presence, inconsistencies in standards, controls, procedures and policies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition, the diversion of management’s attention to integration matters and/or difficulties in the assimilation of employees and corporate cultures. Any or all of these factors could adversely affect the Company’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition and could have an adverse effect on the combined company. In addition, many of these factors are outside of the Company’s control, and any one of these factors could result in increased costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could materially adversely impact its business, financial condition and results of operations.

The Company may not be able to execute dispositions of assets or businesses successfully.

When the Company decides to dispose of assets or a business, it may have difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the ability of the Company to achieve its strategic objectives. It may also dispose of a business at a price or on terms that are less desirable than it had anticipated. Buyers of the assets or business may from time to time agree to indemnify the Company for operations of such businesses after the closing. The Company cannot be assured that any of these indemnification provisions will fully protect it, and as a result may face unexpected liabilities that adversely affect its business, financial condition and results of operations. In addition, the Company may experience fewer synergies than expected, and the impact of the disposition on its financial results may be larger than projected.

After reaching an agreement for the disposition of a business, the Company is subject to satisfaction of pre-closing conditions as well as necessary regulatory and governmental approvals on acceptable terms, which, if not satisfied or obtained, may prevent it from completing the transaction. Such regulatory and governmental approvals may be required in jurisdictions around the world, and any delays in the timing of such approvals could materially delay or prevent the transaction.

Goodwill and indefinite-lived intangible assets, which are subject to periodic impairment evaluations, represent a significant portion of the Company’s total assets. An impairment charge on these assets could have a material adverse impact on its financial condition and results of operations.

The Company has recorded goodwill and indefinite-lived intangible assets related to acquisitions. It periodically assesses these assets to determine if they are impaired. Significant negative industry or macro-economic trends, disruptions to its business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, dispositions, and market capitalization declines may impair these assets, and any of these factors may be increasingly present during the ongoing COVID-19 pandemic.

The Company reviews goodwill and indefinite-lived intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill and indefinite-lived intangible assets is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what was paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Future acquisitions could present similar risks. Any charges relating to such impairments could adversely affect the Company’s results of operations in the periods recognized.

Risks related to the Company’s industry

Conditions in the automotive industry may adversely affect the Company’s business.

The Company’s financial performance depends on conditions in the global automotive industry. Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors including interest rates, consumer credit, and consumer spending and preferences. Economic declines that result in significant reduction in automotive or truck production would have an adverse effect on the Company’s sales to OEMs.

The Company faces strong competition.

The Company competes worldwide with a number of other manufacturers and distributors that produce and sell similar products. Price, quality, delivery, technological innovation, engineering development and program launch support are the primary elements of competition. The Company’s competitors include vertically integrated units of its major OEM customers, as well as a large number of independent domestic and international suppliers. Additionally, its competitors include start-ups that may be well funded, with the result that they could have more operational and financial flexibility than it has. A number of the Company’s competitors are larger than it is, and some competitors have greater financial and other resources than it does. Although OEMs have indicated that they will continue to rely on outside suppliers, a number of major OEM customers manufacture products for their own uses that directly compete with the Company’s products. These OEMs could elect to manufacture such products for their own uses in place of the products the Company currently supplies. The Company’s traditional OEM customers, faced with intense international competition, have continued to expand their worldwide sourcing of components. As a result, the Company has experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tax rates and, in some cases, export or raw materials subsidies. Increased competition could adversely affect the Company’s business. In addition, any of its competitors may foresee the course of market development more accurately than it does, develop products that are superior to its products, produce similar products at a cost that is lower than its cost, or adapt more quickly than it does to new technologies or evolving customer requirements. As a result, the Company’s products may not be able to compete successfully with its competitors' products, and it may not be able to meet the growing demands of customers. These trends may adversely affect the Company’s sales as well as the profit margins on its products.

If the Company does not respond appropriately, the evolution of the automotive industry could adversely affect its business.

The automotive industry is increasingly focused on the development of hybrid and electric vehicles and of advanced driver assistance technologies, with the goal of developing and introducing a commercially viable, fully automated driving experience. There has also been an increase in consumer preferences for mobility on demand services, such as car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. In addition, some industry participants are exploring transportation through alternatives to automobiles. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If the Company does not continue to innovate and develop, or acquire, new and compelling products that capitalize upon new technologies in response to OEM and consumer preferences, this could have an adverse impact on its results of operations.

Risks related to the Company’s business

The Company is under substantial pressure from OEMs to reduce the prices of its products.

There is substantial and continuing pressure on OEMs to reduce costs, including costs of products the Company supplies. OEM customers expect annual price reductions in its business. To maintain its profit margins, the Company seeks price reductions from its suppliers, improved production processes to increase manufacturing efficiency, and streamlined product designs to reduce costs, and it attempts to develop new products, the benefits of which support stable or increased prices. The Company’s ability to pass through increased raw material costs to its OEM customers is limited, with cost recovery often less than 100% and often on a delayed basis. Inability to reduce costs in an amount equal to annual price reductions, increases in raw material costs, and increases in employee wages and benefits could have an adverse effect on its business.

The Company continues to face volatile costs of commodities used in the production of its products.

The Company uses a variety of commodities (including aluminum, copper, nickel, plastic resins, steel, other raw materials and energy) and materials purchased in various forms such as castings, powder metal, forgings, stampings and bar stock. Increasing commodity costs will have an impact on its results. The Company has sought to alleviate the impact of increasing costs by including a material pass-through provision in its customer contracts wherever possible and by selectively hedging certain commodity exposures. Customers frequently challenge these contractual provisions and rarely pay the full cost of any increases in the cost of materials. The discontinuation or lessening of the Company’s ability to pass through or hedge increasing commodity costs could adversely affect its business.

From time to time, commodity prices may also fall rapidly. If this happens, suppliers may withdraw capacity from the market until prices improve which may cause periodic supply interruptions. The same may be true of transportation carriers and energy providers. If these supply interruptions occur, it could adversely affect the Company’s business.

Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on the Company.

The United States has maintained tariffs on certain imported steel, aluminum and items originating from China. These tariffs have increased the cost of raw materials and components the Company purchases. The imposition of tariffs by the United States has resulted in retaliatory tariffs from a number of countries, including China, which increase the cost of products the Company sells. If the U.S. or other countries impose additional tariffs, that will have a further adverse impact on its business.

The Company uses important intellectual property in its business. If it is unable to protect its intellectual property or if a third party makes assertions against it or its customers relating to intellectual property rights, the Company’s business could be adversely affected.

The Company owns important intellectual property, including patents, trademarks, copyrights, and trade secrets, and is involved in numerous licensing arrangements. Its intellectual property plays an important role in maintaining its competitive position in a number of the markets that it serves. The Company’s competitors may develop technologies that are similar or superior to its proprietary technologies or design around the patents it owns or licenses. Further, as it expands its operations in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of others duplicating the Company’s proprietary technologies increases, despite efforts it undertakes to protect them. The Company’s inability to protect or enforce its intellectual property rights or claims that it is infringing intellectual property rights of others could adversely affect its business and its competitive position.

The Company is subject to business continuity risks associated with increasing centralization of its information technology (IT) systems.

To improve efficiency and reduce costs, the Company has regionally centralized the information systems that support its business processes such as invoicing, payroll, and general management operations. If the centralized systems are disrupted or disabled, key business processes could be interrupted, which could adversely affect its business.

A failure of or disruption in the Company’s information technology infrastructure, including a disruption related to cybersecurity, could adversely impact its business and operations.

The Company relies on the capacity, reliability and security of its IT systems and infrastructure. IT systems are vulnerable to disruptions, including those resulting from natural disasters, cyber-attacks or failures in third-party provided services. Disruptions and attacks on the Company’s IT systems pose a risk to the security of its systems and its ability to protect its networks and the confidentiality, availability and integrity of information and data and that of third parties, including its employees. Some cyber-attacks depend on human error or manipulation, including phishing attacks or schemes that use social engineering to gain access to systems or carry out disbursement of funds or other frauds, which raise the risks from such events and the costs associated with protecting against such attacks. Although it has implemented security policies, processes, and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of its systems and information, and disruptions of its operations, the Company has been, and likely will continue to be, subjected to such attacks or disruptions. Future attacks or disruptions could potentially lead to the inappropriate disclosure of confidential information, including the Company’s intellectual property, improper use of its systems and networks, access to and manipulation and destruction of Company or third-party data, production downtimes, lost revenues, inappropriate disbursement of funds and both internal and external supply shortages. In addition, the Company may be required to incur significant costs to protect against damage caused by such attacks or disruptions in the future. These consequences could cause significant damage to the Company’s reputation, affect its relationships with its customers and suppliers, lead to claims against the Company and ultimately adversely affect its business.

The Company’s business success depends on attracting and retaining qualified personnel.

The Company’s ability to sustain and grow its business requires it to hire, retain and develop a highly skilled and diverse management team and workforce worldwide. In particular, any unplanned turnover or inability to attract and retain key employees and employees with engineering, technical and software capabilities in numbers sufficient for its needs could adversely affect its business.

The Company’s profitability and results of operations may be adversely affected by program launch difficulties.

The launch of new business is a complex process, the success of which depends on a wide range of factors, including the production readiness of the Company’s manufacturing facilities and manufacturing processes and those of its suppliers, as well as factors related to tooling, equipment, employees, initial product quality and other factors. The Company’s failure to successfully launch new business, or its inability to accurately estimate the cost to design, develop and launch new business, could have an adverse effect on its profitability and results of operations.

To the extent the Company is not able to successfully launch new business, vehicle production at its customers could be significantly delayed or shut down. Such situations could result in significant financial penalties to the Company or a diversion of personnel and financial resources to improving launches rather than investment in continuous process improvement or other growth initiatives and could result in its customers shifting work away from it to a competitor, all of which could result in loss of revenue or loss of market share and could have an adverse effect on its profitability and cash flows.

Part of the Company’s workforce is unionized which could subject it to work stoppages.

As of December 31, 2021, approximately 13% of the Company’s U.S. workforce was unionized. The Company has a domestic collective bargaining agreement for one facility in New York, which expires in September 2024. The workforce at certain of its international facilities is also unionized. A prolonged dispute with its employees could have an adverse effect on the Company’s business.

Work stoppages, production shutdowns and similar events could significantly disrupt the Company’s business.

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage or production shutdown at one or more of the Company’s manufacturing and assembly facilities could have adverse effects on its business. Similarly, if one or more of its customers were to experience a work stoppage or production shutdown, that customer would likely halt or limit purchases of the Company’s products, which could result in the shutdown of the related manufacturing facilities. A significant disruption in the supply of a key component due to supply constraints, such as the constraints experienced in 2021 related to semiconductor chips, or due to a work stoppage or production shutdown at one of the Company’s suppliers or any other supplier could have the same consequences and, accordingly, have an adverse effect on its financial results.

Changes in interest rates and asset returns could increase the Company’s pension funding obligations and reduce its profitability.

The Company has unfunded obligations under certain of its defined benefit pension and other postretirement benefit plans. The valuation of its future payment obligations under the plans and the related plan assets is subject to significant adverse changes if the credit and capital markets cause interest rates and projected rates of return to decline. Such declines could also require the Company to make significant additional contributions to its pension plans in the future. Additionally, a material deterioration in the funded status of the plans could significantly increase the Company’s pension expenses and reduce profitability in the future.

The Company also sponsors post-employment medical benefit plans in the U.S. that are unfunded. If medical costs continue to increase or actuarial assumptions are modified, this could have an adverse effect on its business.

The Company is subject to extensive environmental regulations.

The Company’s operations are subject to laws governing, among other things, emissions to air, discharges to waters, and the generation, management, transportation and disposal of waste and other materials. The operation of automotive parts manufacturing plants entails risks in these areas, and the Company cannot assure that it will not incur material costs or liabilities as a result. Through various acquisitions over the years, the Company has acquired a number of manufacturing facilities, and it cannot assure that it will not incur material costs and liabilities relating to activities that predate its ownership. In addition, potentially significant expenditures could be required to comply with evolving interpretations of existing environmental, health and safety laws and regulations or any new such laws and regulations (including concerns about global climate change and its impact) that may be adopted in the future. Costs associated with failure to comply with such laws and regulations could have an adverse effect on the Company’s business.

The Company has liabilities related to environmental, product warranties, litigation and other claims.

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act and equivalent state laws, and, as such, may be liable for the cost of clean-up and other remedial activities at such sites. While responsibility for clean-up and other remedial activities at such sites is typically shared among potentially responsible parties based on an allocation formula, the Company could have greater liability under applicable statutes. Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements in item 8 of this report for further discussion.

The Company provides product warranties to its customers for some of its products. Under these product warranties, the Company may be required to bear costs and expenses for the repair or replacement of these products. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, auto manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product warranty claims. A recall claim brought against the Company, or a product warranty claim brought against it, could adversely impact its results of operations. In addition, a recall claim could require it to review its entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to its business and could have an adverse impact on its results of operations. The Company cannot assure that costs and expenses associated with these product warranties will not be material or that those costs will not exceed any amounts accrued for such product warranties in its financial statements.

The Company is currently, and may in the future become, subject to legal proceedings and commercial or contractual disputes. These claims typically arise in the normal course of business and may include, but not be limited to, commercial or contractual disputes with the Company’s customers and suppliers, intellectual property matters, personal injury, product liability, environmental and employment claims. There is a possibility that such claims may have an adverse impact on the Company’s business that is greater than it anticipates. While the Company maintains insurance for certain risks, the amount of insurance may not be adequate to cover all insured claims and liabilities. The incurring of significant liabilities for which there is no, or insufficient, insurance coverage could adversely affect the Company’s business.

Compliance with and changes in laws could be costly and could affect operating results.

The Company has operations in multiple countries that can be impacted by expected and unexpected changes in the legal and business environments in which it operates. Compliance-related issues in certain countries associated with laws such as the Foreign Corrupt Practices Act and other anti-corruption laws could adversely affect its business. The Company has internal policies and procedures relating to compliance with such laws; however, there is a risk that such policies and procedures will not always protect it from the improper acts of employees, agents, business partners, joint venture partners, or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of these laws, which are complex, may result in criminal penalties, sanctions and/or fines that could have an adverse effect on the Company’s business, financial condition, and results of operations and reputation.

Changes that could impact the legal environment include new legislation, new regulations, new policies, investigations and legal proceedings, and new interpretations of existing legal rules and regulations, in particular, changes in import and export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where the Company operates or intends to operate.

Changes in tax laws or tax rates taken by taxing authorities and tax audits could adversely affect the Company’s business.

Changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities, and the inability to fully utilize its tax loss carryforwards and tax credits could adversely affect the Company’s operating results. In addition, the Company may periodically restructure its legal entity organization.

If taxing authorities were to disagree with the Company’s tax positions in connection with any such restructurings, its effective tax rate could be materially affected. The Company’s tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where it conducts business. The Company has received tax assessments from various taxing authorities and is currently at varying stages of appeals and/or litigation regarding these matters. These audits may result in assessment of additional taxes that are resolved with the authorities or through the courts. The Company believes these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of any tax matters involves uncertainties, and there are no assurances that the outcomes will be favorable.

There could be significant liability if the previous Delphi Technologies separation from its former parent fails to qualify as a tax-free transaction for U.S. federal income tax purposes.

On December 4, 2017, Delphi Technologies became an independent publicly traded company, following its separation from Aptiv PLC, formerly known as Delphi Automotive PLC. The separation was completed in the form of a pro-rata distribution of 100% of Delphi Technologies ordinary shares to Aptiv’s shareholders. Aptiv received an opinion from its tax counsel substantially to the effect that, for U.S. federal income tax purposes, the distribution qualified as a distribution under Section 355(a) of the Internal Revenue Code, subject to certain qualifications and limitations. Based on this tax treatment, for U.S. federal income tax purposes, except with respect to cash received in lieu of a fractional Delphi Technologies ordinary share, Aptiv shareholders did not recognize a gain or loss or include any amount in their income upon the receipt of Delphi Technologies ordinary shares in the distribution. The opinion was based on and relied on, among other things, certain facts, assumptions, representations and undertakings from Aptiv and Delphi Technologies, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, Aptiv may not be able to rely on the opinion, and Aptiv’s shareholders could be subject to significant U.S. federal income tax liabilities. Notwithstanding the opinion of tax counsel, the Internal Revenue Service could determine on audit that the distribution is taxable to Aptiv’s shareholders if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion.

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

As a result of the acquisition of Delphi Technologies, the Company is required to indemnify Aptiv against taxes that Aptiv incurs that arise as a result of the Company taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a distribution under Section 355(a) of the Code or that result in certain restructuring transactions in connection with the distribution failing to meet the requirements for tax-free treatment for U.S. federal income tax purposes.

The Company is subject to risks related to its international operations.

The Company has manufacturing and technical facilities in many regions including Europe, Asia, and the Americas. For 2021, approximately 83% of its consolidated net sales were outside the U.S. Consequently, the Company’s results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, international terrorism and other factors that may be discrete to a particular country or geography. Compliance with multiple and potentially conflicting laws and regulations of various countries is challenging, burdensome and expensive.

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses and capital expenditures. The local currency is typically the functional currency for the Company's foreign subsidiaries. Significant foreign currency fluctuations and the associated translation of those foreign currencies could adversely affect the Company’s business. Additionally, significant changes in currency exchange rates, particularly the Euro, Korean Won and Chinese Renminbi, could cause fluctuations in the reported results of the Company’s businesses’ operations that could negatively affect its results of operations.

Because the Company is a U.S. holding company, one significant source of its funds is distributions from its non-U.S. subsidiaries. Certain countries in which the Company operates have adopted or could institute currency exchange controls that limit or prohibit the Company’s local subsidiaries' ability to convert local currency into U.S. Dollars or to make payments outside the country. This could subject the Company to the risks of local currency devaluation and business disruption.

The Company’s business in China is subject to aggressive competition and is sensitive to economic, political, and market conditions.

Maintaining a strong position in the Chinese market is a key component of the Company’s global growth strategy. The automotive supply market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the Chinese market evolves, the Company anticipates that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and its inability to gain or hold market share. In addition, the Company’s business in China is sensitive to economic, political, social and market conditions that drive sales volumes in China. Economic growth has slowed in China. If it is unable to maintain its position in the Chinese market or if vehicle sales in China decrease, the Company’s business and financial results could be adversely affected.

A downgrade in the ratings of the Company’s debt could restrict its ability to access the debt capital markets.

Changes in the ratings that rating agencies assign to the Company’s debt may ultimately impact its access to the debt capital markets and the costs it incurs to borrow funds. If ratings for its debt fall below investment grade, the Company’s access to the debt capital markets could become restricted and its cost of borrowing or the interest rate for any subsequently issued debt would likely increase.

The Company’s revolving credit agreement includes an increase in interest rates if the ratings for its debt are downgraded. The interest costs on its revolving credit agreement are based on a rating grid agreed to in its credit agreement. Further, an increase in the level of its indebtedness and related interest costs may increase the Company’s vulnerability to adverse general economic and industry conditions and may affect its ability to obtain additional financing.

The Company could incur additional restructuring charges as it continues to execute actions in an effort to improve future profitability and competitiveness and to optimize its product portfolio and may not achieve the anticipated savings and benefits from these actions.

The Company has initiated and may continue to initiate restructuring actions designed to improve the competitiveness of its business and sustain its margin profile, optimize its product portfolio or create an optimal legal entity structure. The Company may not realize anticipated savings or benefits from past or future actions in full or in part or within the time periods it expects. It is also subject to the risks of labor unrest, negative publicity and business disruption in connection with its actions. Failure to realize anticipated savings or benefits from its actions could have an adverse effect on the Company’s business.

Risks related to the Company’s customers

The Company relies on sales to major customers.

The Company relies on sales to OEMs around the world of varying credit quality and manufacturing demands. Supply to several of these customers requires significant investment by the Company. The Company bases its growth projections, in part, on commitments made by its customers. These commitments generally renew yearly during a program life cycle. Among other things, the level of production orders the Company receives is dependent on the ability of its OEM customers to design and sell products that consumers desire to purchase. If actual production orders from its customers do not approximate such commitments due to a variety of factors including non-renewal of purchase orders, a customer's financial hardship or other unforeseen reasons, it could adversely affect the Company’s business.

Some of the Company’s sales are concentrated. The Company’s worldwide sales in 2021 to Ford and Volkswagen constituted approximately 10% and 9% of its 2021 consolidated net sales, respectively.

The Company is sensitive to the effects of its major customers’ labor relations.

All three of the Company’s primary North American customers, Ford, Stellantis, and General Motors, have major union contracts with the United Automobile, Aerospace and Agricultural Implement Workers of America. Because of domestic OEMs’ dependence on a single union, the Company is affected by labor difficulties and work stoppages at OEMs’ facilities. Similarly, a majority of the Company’s global customers' operations outside of North America are also represented by various unions. Any extended work stoppage at one or more of its customers could have an adverse effect on the Company’s business.

Risks related to the Company’s suppliers

The Company could be adversely affected by supply shortages of components from its suppliers.

In an effort to manage and reduce the cost of purchased goods and services, the Company has been rationalizing its supply base. As a result, it remains dependent on fewer sources of supply for certain components used in the manufacture of its products. The Company selects suppliers based on total value (including total landed price, quality, delivery, and technology), taking into consideration their production capacities and financial condition. The Company expects that they will deliver to the Company’s stated written expectations.

However, there can be no assurance that capacity limitations, industry shortages, labor or social unrest, weather emergencies, commercial disputes, government actions, riots, wars, sabotage, cyber-attacks, non-conforming parts, acts of terrorism, “Acts of God,” or other problems that the Company’s suppliers experience will not result in occasional shortages or delays in their supply of components to it. During 2021, trailing impacts of the shutdowns and production declines related, in part, to COVID-19, created supply constraints of certain components, particularly semiconductor chips. These supply constraints have had, and are expected to continue to have, significant impacts on global industry production levels. If the Company is to experience a prolonged shortage of critical components from any of its suppliers and cannot procure the components from other sources, it may be unable to meet the production schedules for some of its key products and could miss customer delivery expectations. In addition, with fewer sources of supply for certain components, each supplier may perceive that it has greater leverage and, therefore, some ability to seek higher prices from the Company at a time that it faces substantial pressure from OEMs to reduce the prices of its products. This could adversely affect the Company’s customer relations and business.

Suppliers’ economic distress could result in the disruption of the Company’s operations and could adversely affect its business.

Rapidly changing industry conditions such as volatile production volumes; the Company’s need to seek price reductions from its suppliers as a result of the substantial pressure it faces from OEMs to reduce the prices of its products; credit tightness; changes in foreign currencies; raw material, commodity, tariffs, transportation, and energy price escalation; drastic changes in consumer preferences; and other factors could adversely affect the Company’s supply chain, and sometimes with little advance notice. These conditions could also result in increased commercial disputes and supply interruption risks. In certain instances, it would be difficult and expensive for the Company to change suppliers that are critical to its business. On occasion, the Company must provide financial support to distressed suppliers or take other measures to protect its supply lines. The Company cannot predict with certainty the potential adverse effects these costs might have on its business.

The Company is subject to possible insolvency of financial counterparties.

The Company engages in numerous financial transactions and contracts including insurance policies, letters of credit, credit line agreements, financial derivatives, and investment management agreements involving various counterparties. The Company is subject to the risk that one or more of these counterparties may become insolvent and, therefore, be unable to meet its obligations under such contracts.

Other risks

A variety of other factors could adversely affect the Company’s business.

Any of the following could materially and adversely affect the Company’s business: the loss of or changes in supply contracts or sourcing strategies of the Company’s major customers or suppliers; start-up expenses associated with new vehicle programs or delays or cancellation of such programs; low levels of utilization of the Company’s manufacturing facilities, which can be dependent on a single product line or customer; inability to recover engineering and tooling costs; market and financial consequences of recalls that may be required on products the Company supplied; delays or difficulties in new product development; the possible introduction of similar or superior technologies by others; global excess capacity and vehicle platform proliferation; and the impact of fire, flood, or other natural disasters including pandemics and quarantines.

Item 1B.    Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2021 fiscal year that remain unresolved.

Item 2.    Properties

As of December 31, 2021, the Company had 93 manufacturing, assembly and technical locations worldwide. The Company’s worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs.

The following is additional information concerning principal manufacturing, assembly and technical facilities operated by the Company, its subsidiaries, and affiliates.

Segments	Americas	Europe	Asia	Total
Air Management	13	15	17	45
e-Propulsion & Drivetrain	14	7	11	32
Fuel Injection	2	6	6	14
Aftermarket	1	1	—	2

The table above excludes unconsolidated joint ventures as of December 31, 2021 and administrative offices. Of the facilities noted above, 38 have leased land rights or a leased facility.

Item 3.    Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation.

Purported Derivative Lawsuit

On December 15, 2020, a putative derivative lawsuit captioned Nyiradi, et al. v. Michas, et al., Case 1:20-cv-01700, was filed in the United States District Court for the District of Delaware against certain current and former directors and former officers of BorgWarner. The lawsuit, which was purportedly brought on the Company’s behalf, named BorgWarner as a nominal defendant. Plaintiffs alleged, among other things, violations of the federal securities laws and breaches of fiduciary duty relating to the Company’s past accounting for incurred but not yet asserted asbestos liabilities and its public disclosures. As a nominal defendant, the Company had no direct exposure in connection with the lawsuit. On April 14, 2021, BorgWarner and the plaintiffs agreed in principle to dismiss the case without prejudice, without any payment by BorgWarner, and the dismissal occurred on April 22, 2021. By letter dated June 9, 2021, a different stockholder delivered a litigation demand to the Board of Directors under Delaware law that included similar allegations relating to certain current and former directors and officers. The letter demanded that the Board conduct an investigation and commence a civil action against appropriate directors and officers. The parties have agreed to a memorandum of understanding (“MOU”) detailing mutually agreed upon corporate governance reforms. The MOU has been approved by the Board and now awaits court approval.

See Note 21, “Contingencies,” to the Consolidated Financial Statements in Item 8 of this report for a discussion of environmental, product liability, derivative and other litigation, which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of February 11, 2022, there were 1,530 holders of record of common stock.

While the Company currently expects that quarterly cash dividends will continue to be paid in the future at levels comparable to recent historical levels, the dividend policy is subject to review and change at the discretion of the Board of Directors.

The line graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P’s) 500 Stock Index, and companies within Standard Industrial Code (“SIC”) 3714 - Motor Vehicle Parts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BorgWarner Inc., the S&P 500 Index, and SIC 374 Motor Vehicle Parts

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
2016
2017
2018
2019
2020
2021
BorgWarner Inc.
S&P 500
SIC 3714 Motor Vehicle Parts

___________
*$100 invested on 12/31/2016 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2022 S&P, a division of S&P Global. All rights reserved.

BWA and S&P 500 data are from Capital IQ; SIC Code Index data is from Research Data Group

	December 31,
	2016	2017	2018	2019	2020	2021
BorgWarner Inc.[1]	$100.00	$131.20	$90.57	$115.17	$104.58	$123.82
S&P 500[2]	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
SIC Code Index[3]	$100.00	$126.31	$92.52	$116.68	$138.83	$146.18

________________
1 BorgWarner Inc.
2 S&P 500 — Standard & Poor’s 500 Total Return Index
3 Standard Industrial Code (“SIC”) 3714-Motor Vehicle Parts

Purchase of Equity Securities

In January 2020, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company's common stock, which replaced the previous share repurchase program. As of December 31, 2021, the Company has repurchased $216 million of common stock under this repurchase program. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include restricted stock withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted stock. The BorgWarner Inc. 2018 Stock Incentive Plan provides that the withholding obligations be settled by the Company retaining stock that is part of the award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended December 31, 2021:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
October 1, 2021 - October 31, 2021
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	6,024	$44.94	—
November 1, 2021 - November 30, 2021
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	894	$48.40	—
December 1, 2021 - December 31, 2021
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	562	$42.84	—

Equity Compensation Plan Information

As of December 31, 2021, the number of shares of options, restricted common stock, warrants and rights outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, restricted common stock, warrants and rights and the number of securities remaining available for issuance were as follows:

	Number of securities to be issued upon exercise of outstanding options, restricted common stock, warrants and rights	Weighted average exercise price of outstanding options, restricted common stock, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,377,228	$40.26	3,595,400
Equity compensation plans not approved by security holders	—	$—	—
Total	2,377,228	$40.26	3,595,400

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company” or “BorgWarner”) is a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles. BorgWarner’s products help improve vehicle performance, propulsion efficiency, stability and air quality. These products are manufactured and sold worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles (“SUVs”), vans and light trucks). The Company’s products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). The Company also manufactures and sells its products to certain tier one vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, the Americas and Asia and is an original equipment supplier to nearly every major automotive OEM in the world.

Charging Forward - Electrification Portfolio Strategy

In 2021, the Company announced its strategy to aggressively grow its electrification portfolio over time through organic investments and technology-focused acquisitions, most recently through the 2021 acquisition of AKASOL AG (“AKASOL”) as well as the 2020 purchase of Delphi Technologies PLC (“Delphi Technologies”). The Company believes it is well positioned for the industry’s anticipated migration to electric vehicles. Additionally, the Company announced a plan to dispose of certain internal combustion assets, targeting dispositions of assets generating approximately $1 billion in annual revenue in the succeeding 12 to 18 months and approximately $3 to $4 billion in annual revenue by 2025. The Company is targeting its revenue from products for pure electric vehicles to be over 25% of its total revenue by 2025 and approximately 45% of its total revenue by 2030.

Acquisition of AKASOL AG

On June 4, 2021, a wholly-owned subsidiary of the Company, ABBA BidCo AG (“ABBA BidCo”), completed its voluntary public takeover offer for shares of AKASOL, resulting in ownership of 89% of AKASOL’s outstanding shares. The Company paid approximately €648 million ($788 million) to settle the offer from current cash balances, which included proceeds received from its public offering of 1.00% Senior Notes due 2031 completed on May 19, 2021. Following the settlement of the offer, AKASOL became a consolidated majority-owned subsidiary of the Company. The Company also consolidated approximately €64 million ($77 million) of gross debt of AKASOL. Subsequent to the completion of the voluntary public takeover offer, the Company purchased additional shares of AKASOL for €28 million ($33 million) increasing its ownership to 93% as of December 31, 2021. The acquisition further strengthens BorgWarner’s commercial vehicle and industrial electrification capabilities, which positions the Company to capitalize on what it believes to be a fast-growing battery module and pack market.

On August 2, 2021, the Company initiated a merger squeeze out process under German law for the purpose of acquiring 100% of AKASOL. On December 17, 2021, the shareholders of AKASOL voted to mandatorily transfer to ABBA BidCo. AG, a wholly owned indirect subsidiary of the Company, each issued and outstanding share of AKASOL held by shareholders that did not tender their shares in the Company’s previously completed exchange offer for AKASOL shares (the “Squeeze Out”). In exchange for the AKASOL shares transferred in the Squeeze Out, the Company will pay appropriate cash compensation, in the amount of €119.16 per share. On February 10, 2022, the Company completed the registration of the Squeeze Out resulting in 100% ownership. The Company expects to settle the Squeeze Out with AKASOL minority shareholders in the first quarter of 2022. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Item 8 of this report for more information.

Acquisition of Delphi Technologies PLC

On October 1, 2020, the Company completed its acquisition of 100% of the outstanding ordinary shares of Delphi Technologies from its shareholders pursuant to the terms of the Transaction Agreement, dated January 28, 2020, as amended on May 6, 2020, by and between the Company and Delphi Technologies. The acquisition has strengthened the Company’s electronics and power electronics products, strengthened its capabilities and scale, enhanced key combustion, commercial vehicle and aftermarket product offerings, and positioned the Company for greater growth as electrified propulsion systems gain momentum.

Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Item 8 of this report for more information. Results of operations for AKASOL and Delphi Technologies are included in the Company’s financial information following their respective dates of acquisition.

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

During 2021, trailing impacts of the shutdowns and production declines related, in part, to COVID-19 created supply constraints of certain components, particularly semiconductor chips. These supply constraints have had, and are expected to continue to have, significant impacts on global industry production levels. In addition, it is possible a resurgence of COVID-19 could result in adverse impacts in the future. Management cannot reasonably estimate the full impact the ongoing supply constraints or the COVID-19 pandemic could have on the Company’s financial condition, results of operations or cash flows in the future.

Bond Offering

On May 19, 2021, in anticipation of the acquisition of AKASOL and to refinance the Company’s €500 million 1.8% senior notes due in November 2022, the Company issued €1.0 billion in 1.0% senior notes due May 2031. Interest is payable annually in arrears on May 19 of each year. These senior notes are not guaranteed by any of the Company’s subsidiaries. On June 18, 2021, the Company repaid its €500 million 1.8% senior notes due November 2022 and incurred a loss on debt extinguishment of $20 million, which is reflected in Interest expense, net in the Consolidated Statement of Operations.

RESULTS OF OPERATIONS

A detailed comparison of the Company’s 2019 operating results to its 2020 operating results can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s 2020 Annual Report on Form 10-K filed February 22, 2021.

The following table presents a summary of the Company’s operating results:

	Year Ended December 31,
(in millions, except per share data)	2021		2020
Net sales		% of net sales		% of net sales
Air Management	$7,298	49.2%	$5,678	55.9%
e-Propulsion & Drivetrain	5,378	36.2	3,989	39.2
Fuel Injection	1,826	12.3	479	4.7
Aftermarket	853	5.8	194	1.9
Inter-segment eliminations	(517)	(3.5)	(175)	(1.7)
Total net sales	14,838	100.0	10,165	100.0
Cost of sales	11,983	80.8	8,255	81.2
Gross profit	2,855	19.2	1,910	18.8
Selling, general and administrative expenses - R&D, net	707	4.8	476	4.7
Selling, general and administrative expenses - Other	753	5.1	475	4.7
Restructuring expense	163	1.1	203	2.0
Other operating expense, net	81	0.5	138	1.4
Operating income	1,151	7.8	618	6.1
Equity in affiliates’ earnings, net of tax	(48)	(0.3)	(18)	(0.2)
Unrealized loss (gain) on equity securities	362	2.4	(382)	(3.8)
Interest expense, net	93	0.6	61	0.6
Other postretirement income	(45)	(0.3)	(7)	(0.1)
Earnings before income taxes and noncontrolling interest	789	5.3	964	9.5
Provision for income taxes	150	1.0	397	3.9
Net earnings	639	4.3	567	5.6
Net earnings attributable to the noncontrolling interest, net of tax	102	0.7	67	0.7
Net earnings attributable to BorgWarner Inc.	$537	3.6%	$500	4.9%
Earnings per share — diluted	$2.24		$2.34

Net sales for the year ended December 31, 2021 totaled $14,838 million, an increase of 46% from the year ended December 31, 2020. During the year ended December 31, 2021, the net impact of acquisitions, primarily related to legacy Delphi Technologies, increased revenues by $3,328 million from the year ended December 31, 2020. Stronger foreign currencies, primarily the Euro, Chinese Renminbi and Korean Won, increased net sales by approximately $270 million. The net increase excluding these items was primarily due to increased demand for the Company’s products. In addition, net sales were favorably impacted by the recovery of global markets from the negative effects of COVID-19 on 2020 production. However, this recovery was largely offset by supply constraints related to certain components, particularly semiconductor chips, that negatively impacted global automotive production in 2021.

Cost of sales as a percentage of net sales was 80.8% and 81.2% in the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, acquisitions, primarily related to legacy Delphi Technologies, increased cost of sales. The Company’s material cost of sales was approximately 54% and 57% of net sales in the years ended December 31, 2021 and 2020, respectively. The decrease in material cost as a percentage of sales reflects the lower material costs associated with the legacy Delphi Technologies business. Gross profit and gross margin were $2,855 million and 19.2%, respectively during the year ended December 31, 2021 compared to $1,910 million and 18.8%, respectively, during the year ended December 31, 2020. The increase in gross margin in 2021 compared to 2020 was primarily due to the impact of increased sales, partially offset by a higher warranty provision due to an unfavorable customer warranty settlement in December 2021 and increases in commodity and other costs.

Selling, general and administrative expenses (“SG&A”) were $1,460 million and $951 million, or 9.8% and 9.4% of net sales, for the years ended December 31, 2021 and 2020, respectively. The increase in SG&A was primarily related to the acquisition of Delphi Technologies, increased investments in research and development and the reinstated costs related to specific cost reduction actions taken in response to COVID-19 during 2020.

Research and development (“R&D”) costs, net of customer reimbursements, were $707 million, or 4.8% of net sales, in the year ended December 31, 2021, compared to $476 million, or 4.7% of net sales, in the year ended December 31, 2020. The increase of R&D costs, net of customer reimbursements, in the year ended December 31, 2021, compared with the year ended December 31, 2020, was primarily due to the acquisition of Delphi Technologies, which increased R&D costs by approximately $200 million during the year ended December 31, 2021, as well as higher investment to support the continued development of the Company’s electrification portfolio. The Company will continue to invest in R&D programs, which are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is in the range of 5.0% to 5.5% of net sales.

Restructuring expense was $163 million and $203 million for the years ended December 31, 2021 and 2020, respectively, primarily related to employee benefit costs. Refer to Note 4 “Restructuring” to the Consolidated Financial Statements in Item 8 of this report for more information.

In February 2020, the Company announced a restructuring plan to address existing structural costs. During the years ended December 31, 2021 and 2020, the Company recorded $103 million and $148 million of restructuring expense related to this plan, respectively. Cumulatively, the Company has incurred $251 million of restructuring charges related to this plan. These actions are expected to result in a total of $300 million of restructuring costs through 2022. The resulting annual gross savings are expected to be $90 million to $100 million and will be utilized to sustain overall operating margin profile and cost competitiveness. Nearly all of the restructuring charges are expected to be cash expenditures.

In 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this program post-acquisition and has recorded cumulative charges of $62 million since October 1, 2020. This includes approximately $60 million in restructuring charges during the year ended December 31, 2021, primarily for the statutory minimum benefits and incremental one-time termination benefits negotiated with local labor authorities. The majority of these actions under this program have been completed.

Additionally, the Company recorded approximately $54 million in restructuring during the three months ended December 31, 2020, for acquisition-related restructuring charges. In conjunction with the Delphi Technologies acquisition, there were contractually required severance and post-combination stock-based compensation cash payments to legacy Delphi Technologies executive officers and other employee termination benefits.

Other operating expense, net was $81 million and $138 million for the years ended December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, merger, acquisition and divestiture related expenses were $50 million and $96 million, respectively. The decrease in 2021 was primarily related to higher professional fees in 2020 associated with the acquisition of Delphi Technologies.

During the year ended December 31, 2021, the Company recorded pre-tax losses of $22 million on the sale of its Water Valley, Mississippi facility and $7 million in connection with the sale of an e-Propulsion & Drivetrain technical center in Europe.

During the year ended December 31, 2021, the Company recorded an impairment charge of $14 million to reduce its carrying value of an indefinite-lived trade name to the fair value. During the year ended December 31, 2020, the Company recorded asset impairment costs of $9 million in the Air Management segment and $8 million in the e-Propulsion & Drivetrain segment related to the write downs of property, plant and equipment associated with the announced closures of two European facilities. Additionally, as a result of an evaluation of certain underlying technologies subsequent to the acquisition of Delphi Technologies, the Company reduced the useful life of certain intangible assets during the fourth quarter of 2020 as they no longer provided future economic benefit. This resulted in accelerated amortization expense of $38 million.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $48 million and $18 million in the years ended December 31, 2021 and 2020, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures. The increase in equity in affiliates’ earnings in the year ended December 31, 2021 was due to the recovery from negative effects of COVID-19 on 2020 production.

Unrealized loss (gain) on equity securities included a loss of $362 million and a gain of $382 million for the years ended December 31, 2021 and 2020, respectively. This line item reflects the net unrealized gains or losses recognized primarily related to the Company’s investment in Romeo Power, Inc. For further details, see Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Item 8 of this report.

Interest expense, net was $93 million and $61 million in the years ended December 31, 2021 and 2020, respectively. The increase in interest expense for the year ended December 31, 2021, compared with the year ended December 31, 2020, was primarily due to the Company’s $20 million loss on debt extinguishment related to the early repayment of its €500 million 1.800% senior notes settled on June 18, 2021, the Company’s issuance of €1 billion 1.000% senior notes in May 2021 to support the AKASOL acquisition, and the Company’s $1.1 billion senior notes issuance in June 2020.

Other postretirement income was $45 million and $7 million in the years ended December 31, 2021 and 2020, respectively. The increase in other postretirement income for the year ended December 31, 2021, compared with the year ended December 31, 2020, was primarily due to the assumption of Delphi Technologies pension plans.

Provision for income taxes was $150 million for the year ended December 31, 2021 resulting in an effective tax rate of 19%. This compared to $397 million or 41% for the year ended December 31, 2020.

In 2021, the Company recognized a $55 million tax benefit related to a reduction in certain unrecognized tax benefits and accrued interest for a matter in which the statute of limitations had lapsed. The Company also recognized a discrete tax benefit of $20 million related to an increase in its deferred tax assets as a result of an increase in the United Kingdom (“UK”) statutory tax rate from 19% to 25%. Further, a net discrete tax benefit of $36 million was recognized, primarily related to changes to certain withholding rates applied to unremitted earnings.

In 2020, the Company recognized $49 million of income tax expense, which primarily related to final U.S. Department of Treasury regulations issued in the third quarter of 2020, which impacted the net tax on remittance of foreign earnings, and certain tax law changes in India effective in the first quarter of 2020. In addition, the Company recognized incremental valuation allowances of $53 million in 2020.

For further details, see Note 7, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this report.

Net earnings attributable to the noncontrolling interest, net of tax of $102 million for the year ended December 31, 2021 increased by $35 million compared to the year ended December 31, 2020. The increase was due to the recovery from negative effects of COVID-19 on 2020 production and the addition of noncontrolling interests from acquisitions.

Non-comparable items impacting the Company’s earnings per diluted share and net earnings

The Company’s earnings per diluted share were $2.24 and $2.34 for the years ended December 31, 2021 and 2020, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the years then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Year Ended December 31,
Non-comparable items:	2021	2020
Restructuring expense	$(0.58)	$(0.86)
Customer warranty settlement[1]	(0.26)	—
Merger, acquisition and divestiture expense	(0.19)	(0.38)
Loss on sales of businesses	(0.13)	—
Asset impairments and lease modifications	(0.05)	(0.08)
Net gain on insurance recovery for property damage[2]	0.01	0.04
Unrealized (loss) gain on equity securities	(1.15)	1.36
Loss on debt extinguishment	(0.06)	—
Intangible asset accelerated amortization	—	(0.14)
Amortization of inventory fair value adjustment[3]	—	(0.10)
Delayed-draw term loan cancellation[4]	—	(0.01)
Pension settlement loss[5]	—	(0.02)
Tax adjustments[6]	0.50	(0.23)
Total impact of non-comparable items per share — diluted:	$(1.91)	$(0.42)
_____________________

1
During the year ended December 31, 2021, the Company reached an agreement with a customer to fully resolve a warranty claim and the Company recognized cumulative charges in the amount of $124 million in connection with the warranty claim. Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements in Item 8 of this report for more information.

2
During the years ended December 31, 2021 and 2020, the Company recorded a net gain of $3 million and $9 million from insurance recovery proceeds, respectively, which primarily represents the amounts received for replacement cost in excess of carrying value for losses sustained from a tornado that damaged the Company’s plant in Seneca, South Carolina.

3
Represents the non-cash charges related to the amortization of the fair value adjustment of inventories acquired in connection with the acquisition of Delphi Technologies during the year ended December 31, 2020. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Item 8 of this report for more information.

4
Represents loan fees related to term loan cancellation during the year ended December 31, 2020. On April 29, 2020 the Company entered into a $750 million delayed-draw term loan that was subsequently cancelled on June 19, 2020 in accordance with its terms, following the Company’s issuance of $1.1 billion in 2.650% senior notes due July 2027.

5	During the year ended December 31, 2020, the Company recorded a non-cash pension settlement loss of $4 million related to a European plant closure.
6
In 2021, the Company recognized discrete reductions to tax expense of $124 million. These reductions primarily included a $55 million tax benefit related to the lapse of the statute of limitations for a tax matter, a $20 million benefit related to an increase in deferred tax assets associated with an increase in the UK tax rate, and a $49 million of tax benefit primarily related to changes to certain withholding rates applied to unremitted earnings and other tax adjustments. In 2020, the Company recognized an increase in tax expense of $54 million for the finalization of the U.S. Department of the Treasury regulations issued in the third quarter of 2020, which impacted the net tax on remittance of foreign earnings, but was partially offset by reductions to tax expense of $5 million related to tax reserves and other tax adjustments.

Results by Reporting Segment

The Company’s business is comprised of four reporting segments: Air Management, e-Propulsion & Drivetrain, Fuel Injection and Aftermarket.

Segment Adjusted EBIT is the measure of segment income or loss used by the Company. Segment Adjusted EBIT is comprised of earnings before interest, income taxes and noncontrolling interest (“EBIT”) adjusted for restructuring, merger, acquisition and divestiture expense, impairment charges, affiliates’ earnings and other items not reflective of ongoing operating income or loss. The Company believes

Segment Adjusted EBIT is most reflective of the operational profitability or loss of its reporting segments. Segment Adjusted EBIT excludes certain corporate costs, which primarily represent headquarters’ expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment Adjusted EBIT were $302 million and $192 million for the years ended December 31, 2021 and 2020, respectively. The increase in corporate expenses in 2021 related to the acquisition of Delphi Technologies in 2020 and reinstated costs related to specific cost reduction actions taken in response to COVID-19 during 2020.

The following table presents net sales and Segment Adjusted EBIT for the Company’s reporting segments:

	Year ended December 31, 2021			Year ended December 31, 2020
(in millions)	Net sales	Segment Adjusted EBIT	% margin	Net sales	Segment Adjusted EBIT	% margin
Air Management	$7,298	$1,070	14.7%	$5,678	$762	13.4%
e-Propulsion & Drivetrain	5,378	486	9.0%	3,989	359	9.0%
Fuel Injection	1,826	170	9.3%	479	39	8.1%
Aftermarket	853	107	12.5%	194	22	11.3%
Inter-segment eliminations	(517)	—		(175)	—
Totals	$14,838	$1,833		$10,165	$1,182

The Air Management segment’s net sales for the year ended December 31, 2021 increased $1,620 million, or 29%, and Segment Adjusted EBIT increased $308 million, or 40%, from the year ended December 31, 2020. The net impact of acquisitions, related to Delphi Technologies and AKASOL, increased Air Management revenues by $880 million in 2021. Stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi, and Korean Won, increased net sales by approximately $154 million from the year ended December 31, 2020. The net increase excluding these items was primarily due to increased demand for the Company’s products. In addition, net sales were favorably impacted by the recovery of global markets from the negative effects of COVID-19 on 2020 production. However, this recovery was largely offset by supply constraints related to certain components, particularly semiconductor chips, that negatively impacted global automotive production in 2021. Segment Adjusted EBIT margin was 14.7% for the year ended December 31, 2021, compared to 13.4% in the year ended December 31, 2020. The Segment Adjusted EBIT margin increase was primarily due to the impact of higher sales and savings arising from the Company’s restructuring initiatives, partially offset by higher commodity costs in 2021.

The e-Propulsion & Drivetrain segment’s net sales for the year ended December 31, 2021 increased $1,389 million, or 35%, and Segment Adjusted EBIT increased $127 million, or 35%, from the year ended December 31, 2020. The Delphi Technologies acquisition increased e-Propulsion & Drivetrain revenues by $779 million in 2021. Stronger foreign currencies relative to the U.S. Dollar, primarily the Euro, Chinese Renminbi, and Korean Won, increased net sales by approximately $126 million from the year ended December 31, 2020. The net increase excluding these items was primarily due to increased demand for the Company’s products. In addition, net sales were favorably impacted by the recovery of global markets from the negative effects of COVID-19 on 2020 production. However, this recovery was largely offset by supply constraints related to certain components, particularly semiconductor chips, that negatively impacted global automotive production in 2021. Segment Adjusted EBIT margin was 9.0% in the year ended December 31, 2021 and 2020 as the impact of higher sales was offset by higher commodity costs and increased net R&D investments.

The Fuel Injection segment’s net sales and Segment Adjusted EBIT for the year ended December 31, 2021 were $1,826 million and $170 million, respectively. For the three months ended December 31, 2020, net sales and Segment Adjusted EBIT were $479 million and $39 million, respectively. This was a new reporting segment following the acquisition of Delphi Technologies on October 1, 2020. Segment Adjusted EBIT margin was 9.3% in the year ended December 31, 2021, compared to 8.1% in the three months ended December 31, 2020. The Segment Adjusted EBIT margin increase was primarily due to cost improvement measures and higher engineering cost recoveries in 2021.

The Aftermarket segment’s net sales and Segment Adjusted EBIT for the year ended December 31, 2021 were $853 million and $107 million, respectively. For the three months ended December 31, 2020, net sales and Segment Adjusted EBIT were $194 million and $22 million, respectively. This was a new reporting segment following the acquisition of Delphi Technologies on October 1, 2020. Segment Adjusted EBIT margin was 12.5% in the year ended December 31, 2021, compared to 11.3% in the three months ended December 31, 2020. The Segment Adjusted EBIT margin increase was primarily related to increased pricing in 2021.

Outlook

The Company expects global industry production to increase year over year in 2022, as supply of certain components, particularly semiconductor chips, is expected to improve modestly during the year. The Company also expects net new business-related sales growth, due to increased penetration of BorgWarner products around the world, to drive sales increase in excess of the growth in industry production outlook. As a result, the Company expects increased revenue in 2022, excluding the impact of foreign currencies.

The Company expects its results to be impacted by a planned increase in Research & Development (“R&D”) expenditures during 2022. This planned R&D increase is to support growth in the Company’s electric vehicle-related products and is primarily related to supporting the launch of recently awarded programs. The Company also expects higher commodity cost, particularly related to steel and petroleum-based resin products, and other supplier cost increases to negatively impact its results of operations. These items are expected to be partially mitigated by cost reductions due to the Company’s restructuring activities and synergies related to the acquisition of Delphi Technologies.

The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to enhance its product leadership strategy. There are several trends that are driving the Company’s long-term growth that management expects to continue, including adoption of product offerings for electrified vehicles and increasingly stringent global emissions standards that support demand for the Company’s products driving vehicle efficiency.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains various liquidity sources including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of December 31, 2021, the Company had liquidity of $3,841 million, comprised of cash and cash equivalent balances of $1,841 million and an undrawn revolving credit facility of $2,000 million. The Company was in full compliance with its covenants under the revolving credit facility and had full access to its undrawn revolving credit facility. Debt maturities through the end of 2022 total $66 million. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of December 31, 2021, cash balances of $1,361 million were held by the Company’s subsidiaries outside of the United States. Cash and cash equivalents held by these subsidiaries is used to fund foreign operational activities and future investments, including acquisitions. The majority of cash and cash equivalents held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility, which includes a feature that allows the facility to be increased by $1.0 billion with bank group approval. This facility matures in March 2025. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at December 31, 2021. At December 31, 2021 and 2020, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of December 31, 2021 and 2020.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2.0 billion.

In addition to the credit facility, the Company’s universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions.

On February 12, 2021, April 28, 2021, July 28, 2021 and November 9, 2021, the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. These dividends were paid on March 16, 2021, June 15, 2021, September 15, 2021 and December 15, 2021, respectively.

During 2020, due to the business disruptions from COVID-19 and uncertainties surrounding the Delphi Technologies acquisition, Standard & Poor’s downgraded the Company's rating from BBB+ with a stable outlook to BBB with a negative outlook. Additionally, Moody's and Fitch adjusted their outlooks from stable to negative but maintained the Company’s credit ratings at Baa1 and BBB+, respectively. In April 2021, Moody’s reaffirmed the Company’s Baa1 credit rating and adjusted its outlook from negative to stable. In May 2021, Fitch Ratings reaffirmed the Company’s BBB+ rating and adjusted its outlook from negative to stable. In December 2021, Standard & Poor’s reaffirmed the Company’s rating of BBB with a negative outlook. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Year Ended December 31,
(in millions)	2021	2020
OPERATING
Net earnings	$639	$567
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and tooling amortization	684	479
Intangible asset amortization	88	89
Restructuring expense, net of cash paid	123	135
Stock-based compensation expense	62	41
Loss on sales of businesses	29	—
Loss on debt extinguishment	20	—
Unrealized loss (gain) on equity securities	362	(382)
Deferred income tax (benefit) provision	(180)	123
Other non-cash adjustments	(22)	(5)
Net earnings adjustments to reconcile to net cash flows from operations	1,805	1,047
Retirement plan contributions	(30)	(182)
Changes in assets and liabilities:
Receivables	(59)	27
Inventories	(268)	(28)
Accounts payable and accrued expenses	(134)	186
Other assets and liabilities	(8)	134
Net cash provided by operating activities	$1,306	$1,184

Net cash provided by operating activities was $1,306 million and $1,184 million in the years ended December 31, 2021 and 2020, respectively. The increase for the year ended December 31, 2021, compared with the year ended December 31, 2020, was primarily due to higher net earnings adjusted for non-cash charges, partially offset by higher working capital, due to higher inventory levels and lower accounts payable as the current volatile market environment led to unanticipated reductions in customer production. During 2020, there were lower net investments in working capital (excluding working capital acquired in the Delphi Technologies acquisition), partially offset by incremental retirement benefit plan contributions made in December 2020 to the Delphi Technologies Pension Scheme in the United Kingdom, which is discussed further below.

Investing Activities

	Year Ended December 31,
(in millions)	2021	2020
INVESTING
Capital expenditures, including tooling outlays	$(666)	$(441)
Capital expenditures for damage to property, plant and equipment	(2)	(20)
Insurance proceeds received for damage to property, plant and equipment	5	20
Payments for businesses acquired, net of cash and restricted cash acquired	(759)	(449)
Proceeds from sale of businesses, net of cash divested	22	—
Proceeds from settlement of net investment hedges, net	11	10
(Payments for) proceeds from other investing activities	(6)	14
Net cash used in investing activities	$(1,395)	$(866)

Net cash used in investing activities was $1,395 million and $866 million in the years ended December 31, 2021 and 2020, respectively. The increase in cash used during the year ended December 31, 2021, compared with the year ended December 31, 2020, was primarily due to cash outflows related to the 2021 acquisition of AKASOL. In addition, in 2021, capital expenditures, including tooling outlays, were higher primarily due to the acquisition of Delphi Technologies. As a percentage of sales, capital expenditures were 4.5% and 4.3% for the years ended December 31, 2021 and 2020, respectively.

Financing Activities

	Year Ended December 31,
(in millions)	2021	2020
FINANCING
Net (decrease) increase in notes payable	$(8)	$8
Additions to debt	1,286	1,178
Repayments of debt, including current portion	(699)	(331)
Payments for debt issuance costs	(11)	(10)
Payments for purchase of treasury stock	—	(216)
Payments for stock-based compensation items	(15)	(13)
(Purchase of) capital contribution from noncontrolling interest	(33)	4
Dividends paid to BorgWarner stockholders	(162)	(146)
Dividends paid to noncontrolling stockholders	(72)	(37)
Net cash provided by financing activities	$286	$437

Net cash provided by financing activities was $286 million and $437 million in the years ended December 31, 2021 and 2020, respectively. The decrease in net cash provided by financing activities during the year ended December 31, 2021 was primarily related to the Company’s repayment of its €500 million 1.800% senior notes due November 2022, partially offset by no share repurchases 2021. Additionally, net cash provided by financing activities for 2021 included the Company’s public offering and issuance of €1.0 billion in 1.000% senior notes due May 2031, a $51 million increase in dividends paid to BorgWarner and noncontrolling stockholders, as compared to 2020, and $33 million paid to acquire additional shares in AKASOL.

Contractual Obligations

The Company’s significant cash requirements for contractual obligations as of December 31, 2021, primarily consist of the principal and interest payments on its notes payable and long-term debt, non-cancelable lease obligations and capital spending obligations. The principal amount of notes payable and long-term debt was $4,277 million as of December 31, 2021. The projected interest payments on that debt were $1,042 million as of December 31, 2021. Refer to Note 14, “Notes Payable and Debt,” to the Consolidated Financial Statements in Item 8 of this report for more information.

As of December 31, 2021, non-cancelable lease obligations were $227 million. Refer to Note 22, “Leases and Commitments,” to the Consolidated Financial Statements in Item 8 of this report for more information. Capital spending obligations were $142 million as of December 31, 2021.

Management believes that the combination of cash from operations, cash balances, available credit facilities, and the universal shelf registration capacity will be sufficient to satisfy the Company’s cash needs for its current level of operations and its planned operations for the foreseeable future. Management will continue to balance the Company’s needs for organic growth, inorganic growth, debt reduction, cash conservation and return of cash to shareholders.

Pension and Other Postretirement Employee Benefits

The Company’s policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2021, all legal funding requirements had been met. The Company contributed $24 million, $174 million and $26 million to its defined benefit pension plans in the years ended December 31, 2021, 2020 and 2019, respectively. On October 1, 2020, as a result of the acquisition of Delphi Technologies, the Company assumed all of the retirement-related liabilities of Delphi Technologies, the most significant of which was the Delphi Technologies Pension Scheme (the “Scheme”) in the United Kingdom. On December 12, 2020, the Company entered into a Heads of Terms Agreement (the “Agreement”) with the Trustees of the Scheme related to the future funding of the Scheme. Under the Agreement, the Company eliminated the prior schedule of contributions between Delphi Technologies and the Scheme in exchange for a $137 million (£100 million) one-time contribution into the Scheme Plan by December 31, 2020, which was paid on December 15, 2020. The Agreement also contained other provisions regarding the implementation of a revised asset investment strategy as well as a funding progress test that will be performed every three years to determine if additional contributions need to be made into the Scheme by the Company. At this time, the Company anticipates that no additional contributions will need to be made into the Scheme until 2026 at the earliest.

The Company expects to contribute a total of $20 million to $30 million into its defined benefit pension plans during 2022. Of the $20 million to $30 million in projected 2022 contributions, $7 million are contractually obligated, while any remaining payments would be discretionary.

The funded status of all pension plans was a net unfunded position of $184 million and $501 million at December 31, 2021 and 2020, respectively. The decrease in the net unfunded position was a result of a lower projected benefit obligation which is primarily due to actuarial gains during the period. The main driver of these gains was the increase of 0.53% in the weighted average discount rate for Non-U.S. plans. Of the total net unfunded amounts, $89 million and $139 million at December 31, 2021 and 2020, respectively, were related to plans in Germany, where there is no tax deduction allowed under the applicable regulations to fund the plans; hence, the common practice is to make contributions as benefit payments become due. Additionally, $186 million of the net unfunded position at December 31, 2020 related to the acquired Delphi Technologies Pension Scheme in the United Kingdom, which reflects the impact of the $137 million contribution discussed above.

Other postretirement employee benefits primarily consist of postretirement health care benefits for certain employees and retirees of the Company’s U.S. operations. The Company funds these benefits as retiree claims are incurred. Other postretirement employee benefits had an unfunded status of $54 million and $65 million at December 31, 2021 and 2020, respectively.

The Company believes it will be able to fund the requirements of these plans through cash generated from operations or other available sources of financing for the foreseeable future.

Refer to Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of this report for more information regarding costs and assumptions for employee retirement benefits.

OTHER MATTERS

Contingencies

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints that are currently pending will have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows.

The Company previously disclosed a warranty claim that an OEM customer asserted. The claim was related to certain combustion-related products, and the Company and the customer continued to work through the warranty process in the fourth quarter of 2021. In December 2021, as a result of discussions that occurred in the fourth quarter, the Company (without any admission of liability) and the customer reached an agreement to fully resolve the claim for $130 million, which the Company paid in 2021. For the year ended December 31, 2021, the Company recorded cumulative charges of $124 million in connection with the warranty claim. The Company is pursuing a partial recovery of this claim through its insurance coverage. However, there is no assurance that there will be any recovery.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations. Some of these policies require management's most difficult, subjective or complex judgments in the preparation of the financial statements and accompanying notes. Management makes estimates and assumptions about the effect of matters that are inherently uncertain, relating to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. The Company’s most critical accounting policies are discussed below.

Business combinations The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact the determination of future operating results. The Company uses a variety of information sources to determine the value of acquired assets and liabilities, including third-party appraisers for the values and lives of property, identifiable intangibles and inventories, and actuaries for defined benefit retirement plans. Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, the Company utilizes a method that is consistent with the manner in which the amount of goodwill in a business combination is determined. Costs related to the acquisition of a business are expensed as incurred.

Acquired intangible assets include customer relationships, developed technology and trade names. The Company estimates the fair value of acquired intangible assets using various valuation techniques. The primary valuation techniques used include forms of the income approach, specifically the relief-from-royalty and multi-period excess earnings valuation methods. Under these valuation approaches, the Company is required to make estimates and assumptions from a market participant perspective which may include revenue growth rates, estimated earnings, royalty rates, obsolescence factors, contributory asset charges, customer attrition and discount rates. Under the multi-period excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the asset, in excess of the returns required on the investment in contributory assets that are necessary to realize those benefits. The intangible asset’s estimated earnings are determined as the residual earnings after quantifying estimated earnings from contributory assets.

The Company estimates the fair value of trade names and developed technology using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. Assumed royalty rates are applied to projected revenue for the remaining useful lives of the assets to estimate the royalty savings.

While the Company uses its best estimates and assumptions, fair value estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the consolidated statement of earnings.

Future changes in the judgments, assumptions and estimates that are used in acquisition valuations and intangible asset and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

Impairment of long-lived assets, including definite-lived intangible assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other amortizing intangible assets, when events and circumstances warrant such a review under ASC Topic 360. In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In assessing long-lived assets for impairment, management generally considers individual facilities to be the lowest level for which identifiable cash flows are largely independent. A recoverability review is performed using the undiscounted cash flows if there is a triggering event. If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a fair value analysis. Management determines fair value under ASC Topic 820 using the appropriate valuation technique of market, income or cost approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the valuations. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include (i) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; (ii) undiscounted future cash flows generated by the asset; and (iii) fair valuation of the asset. Events and conditions that could result in impairment in the value of long-lived assets include changes in the industries in which the Company operates, particularly the impact of a downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.

Goodwill and other indefinite-lived intangible assets During the fourth quarter of each year, the Company qualitatively assesses its goodwill assigned to each of its reporting units. This qualitative assessment evaluates various events and circumstances, such as macroeconomic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or disposal activity or to refresh the fair values, the Company performs a quantitative goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

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

During the fourth quarter of 2021, the Company performed an analysis on each reporting unit. Given the macroeconomic environment, the Company performed quantitative goodwill impairment analyses for the majority of reporting units to refresh their respective fair values. This requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of this goodwill impairment analysis is the Company’s annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five-year projection of future cash flows based on actual new products and customer commitments. Because the projections are estimated over a significant future period of time, those estimates and assumptions are subject to uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company’s facts and circumstances.

The Company believes the assumptions and estimates used to determine the estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s 2021 goodwill quantitative impairment review are as follows:

•Discount rates: the Company used a range of 12.4% to 13.6% weighted average cost of capital (“WACC”) as the discount rates for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

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

In addition to the above primary assumptions, the Company notes the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow models:

•The automotive industry is cyclical, and the Company’s results of operations would be adversely affected by industry downturns.
•The automotive industry is evolving, and if the Company does not respond appropriately, its results of operations would be adversely affected.
•The Company is dependent on market segments that use its key products and would be affected by decreasing demand in those segments.
•The Company is subject to risks related to international operations.

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2021 indicated the Company’s goodwill assigned to the respective reporting units was not impaired. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. Due to the Company’s recent acquisitions, there is less headroom (the difference between the carrying value and the fair value) associated with several of the Company’s reporting units. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

Refer to Note 12, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements in Item 8 of this report for more information regarding goodwill.

Product warranties The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the Company’s warranty accrual at the time an obligation becomes probable and can be reasonably estimated. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual:

	Year Ended December 31,
(in millions)	2021	2020
Net sales	$14,838	$10,165
Warranty provision	$225	$105
Warranty provision as a percentage of net sales	1.5%	1.0%

The following table illustrates the sensitivity of a 25 basis-point change (as a percentage of net sales) in the assumed warranty trend on the Company’s accrued warranty liability:

	December 31,
(in millions)	2021	2020
25 basis point decrease (income)/expense	$(37)	$(25)
25 basis point increase (income)/expense	$37	$25

At December 31, 2021, the total accrued warranty liability was $236 million. The accrual is represented as $128 million in current liabilities and $108 million in non-current liabilities on the Consolidated Balance Sheets.

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

The Company’s defined benefit pension and other postretirement plans are accounted for in accordance with ASC Topic 715. The determination of the Company’s obligation and expense for its pension and other postretirement employee benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain assumptions, including the expected long-term rate of return on plan assets, discount rate, rates of increase in compensation and health care costs trends are described in Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of this report. The effects of any modification to those assumptions, or actual results that differ from assumptions used, are either recognized immediately or amortized over future periods in accordance with GAAP.

The primary assumptions affecting the Company’s accounting for employee benefits under ASC Topics 712 and 715 as of December 31, 2021 are as follows:

•Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans’ invested assets. In determining its pension expense for the year ended December 31, 2021, the Company used long-term rates of return on plan assets ranging from 1.5% to 7.7% outside of the U.S. and 5.8% in the U.S.

Actual returns on U.S. pension assets were 3.1% and 9.3% for the years ended December 31, 2021 and 2020, respectively, compared to the expected rate of return assumptions of 5.8% and 6.0%, respectively, for the same years ended.

Actual returns on U.K. pension assets were 5.4% and 4.0% for the years ended December 31, 2021 and 2020, respectively, compared to the expected rate of return assumption of 4.0% for the same years ended.

Actual returns on German pension assets were 5.4% and 4.3% for the years ended December 31, 2021 and 2020, respectively, compared to the expected rate of return assumptions of 5.0% and 6.0%, respectively, for the same years ended.

•Discount rate: The discount rate is used to calculate pension and other postretirement employee benefit (“OPEB”) obligations. In determining the discount rate, the Company utilizes a full-yield approach in the estimation of service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For its significant plans, the Company used discount rates ranging from 0.91% to 3.50% to determine its pension and other benefit obligations as of December 31, 2021, including weighted average discount rates of 2.73% in the U.S., 1.97% outside of the U.S. (including 1.91% in the U.K.) and 2.46% for U.S. other postretirement health care plans. The U.S. and U.K. discount rates reflect the fact that the U.S. and U.K. pension plans have been closed for new participants.

•Health care cost trend: For postretirement employee health care plan accounting, the Company reviews external data and Company-specific historical trends for health care cost to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postretirement employee health care plans as of December 31, 2021, the Company used health care cost trend rates of 6.25%, declining to an ultimate trend rate of 4.75% by the year 2026.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and OPEB and its future expense.

The sensitivity to a 25 basis-point change in the assumptions for discount rate and expected return on assets related to 2022 pre-tax pension expense for Company sponsored U.S. and non-U.S. pension plans is expected to be negligible.

The following table illustrates the sensitivity to a change in discount rate for Company sponsored U.S. and non-U.S. pension plans on its pension obligations:

(in millions)	Impact on U.S. PBO	Impact on Non-U.S. PBO
25 basis point decrease in discount rate	$4	$102
25 basis point increase in discount rate	$(4)	$(95)

The sensitivity to a 25 basis-point change in the discount rate assumption and to the assumed health care cost trend related to the Company’s OPEB obligation and service and interest cost is expected to be negligible.

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

Income taxes  The Company accounts for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Accounting for income taxes is complex, in part because the Company conducts business globally and, therefore, files income tax returns in numerous tax jurisdictions. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances. In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances known at each interim period. In determining the need for a valuation allowance, the historical and projected financial performance of the operation recording the net deferred tax asset is considered along with any other pertinent information. Since future financial results may differ from previous estimates, periodic adjustments to the Company’s valuation allowance may be necessary.

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. The determination of accruals for unrecognized tax benefits includes the application of complex tax laws in a multitude of jurisdictions across the Company's global operations. Management judgment is required in determining the accruals for unrecognized tax benefits. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for unrecognized tax benefits are established when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The Company has certain U.S. state income tax returns and certain non-U.S. income tax returns that are currently under various stages of audit by applicable tax authorities. At December 31, 2021, the Company had a liability for tax positions the Company estimates are not more-likely-than-not to be sustained based on the technical merits, which is included in Other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

The Company records valuation allowances to reduce the carrying value of certain deferred tax assets to amounts that it expects are more likely than not to be realized. Existing deferred tax assets, net operating losses, and tax credits by jurisdiction and expectations of the ability to utilize these tax attributes are assessed through a review of past, current and estimated future taxable income and tax planning strategies.

Estimates of future taxable income, including income generated from prudent and feasible tax planning strategies resulting from actual or planned business and operational developments, could change in the near term, perhaps materially, which may require the Company to consider any potential impact to the assessment of the recoverability of the related deferred tax asset. Such potential impact could be material to the Company’s consolidated financial condition or results of operations for an individual reporting period.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that was signed into law in December 2017 constituted a major change to the U.S. tax system. The impact of the Tax Act on the Company is based on management’s current interpretations of the Tax Act, recently issued regulations and related analysis. The Company’s tax liability may be materially different based on regulatory developments or enacted changes to the U.S. tax law. In future periods, its effective tax rate could be subject to additional uncertainty as a result of regulatory or legislative developments related to U.S. tax law.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and foreign currency exchange rates. The Company is also affected by changes in the prices of commodities used or consumed in its manufacturing operations. Some of its commodity purchase price risk is covered by supply agreements with customers and suppliers. Other commodity purchase price risk is occasionally addressed by hedging strategies, which include forward contracts. The Company enters into derivative instruments only with high credit quality counterparties and diversifies its positions across such counterparties in order to reduce its exposure to credit losses. The Company does not engage in any derivative instruments for purposes other than hedging specific operating risks.

The Company has established policies and procedures to manage sensitivity to interest rate, foreign currency exchange rate and commodity purchase price risk, which include monitoring the level of exposure to each market risk. For quantitative disclosures about market risk, refer to Note 17, “Financial

Instruments,” to the Consolidated Financial Statements in Item 8 of this report for information with respect to interest rate risk and foreign currency exchange rate risk and commodity purchase price risk.

Interest Rate Risk

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At December 31, 2021, all of the Company’s long-term debt had fixed interest rates.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Polish Zloty, Singapore Dollar, Korean Won, Mexican Peso, Thailand Baht and Turkish Lira. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of December 31, 2021 and 2020, the Company recorded a deferred gain of $10 million and a deferred loss of $230 million, respectively, both before taxes, for designated net investment hedges within accumulated other comprehensive income (loss).

The significant foreign currency translation adjustments, including the impact of the net investment hedges discussed above, during the years ended December 31, 2021 and 2020, are shown in the following table, which provides the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	December 31, 2021
Korean Won	(9)%	$(72)
Euro	(7)%	$(55)
Brazilian Real	(7)%	$(13)
Japanese Yen	(10)%	$(9)
Chinese Renminbi	3%	$63

(in millions, except for percentages)	December 31, 2020
Chinese Renminbi	7%	$124
Euro	9%	$36
Korean Won	7%	$51
Brazilian Real	(23)%	$(14)
Swedish Krona	14%	$(8)

Commodity Price Risk

Commodity price risk is the possibility that the Company will incur economic losses due to adverse changes in the cost of raw materials used in the production of its products. Commodity forward and option contracts are occasionally executed to offset exposure to potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2021 and 2020, the Company had no outstanding commodity swap contracts.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BorgWarner Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BorgWarner Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded AKASOL AG from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination on June 4, 2021. We have also excluded AKASOL AG from our audit of internal control over financial reporting. AKASOL AG is a majority-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1.3% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Worldwide Provision for Income Taxes

As described in Notes 1 and 7 to the consolidated financial statements, the Company recorded income taxes from continuing operations of $150 million for the year ended December 31, 2021. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances. As disclosed by management, accounting for income taxes is complex, in part because the Company conducts business globally and, therefore, files income tax returns in numerous tax jurisdictions. The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for unrecognized tax benefits are established when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The determination of accruals for unrecognized tax benefits includes the application of complex tax laws in a multitude of jurisdictions across the Company’s global operations. The Company records valuation allowances to reduce the carrying value of deferred tax assets to amounts that it expects are more likely than not to be realized. The Company assesses existing deferred tax assets, net operating loss carryforwards, and tax credit carryforwards by jurisdiction and expectations of its ability to utilize these tax attributes through a review of past, current, and estimated future taxable income and tax planning strategies.

The principal considerations for our determination that performing procedures relating to management’s worldwide provision for income taxes is a critical audit matter are the significant judgment by management when developing the worldwide provision for income taxes, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s worldwide provision for income taxes, including the accruals for unrecognized tax benefits and valuation allowances on deferred tax assets. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s worldwide provision for income taxes, including controls over accruals for unrecognized tax benefits and valuation allowances on deferred tax assets. These procedures also included, among others, (i) testing the accuracy of the worldwide provision for income taxes, including the rate reconciliation and permanent and temporary differences, (ii) evaluating the completeness of the accruals for unrecognized tax benefits, (iii) evaluating the reasonableness of management’s more-likely-than-not determination in consideration of the tax laws in relevant jurisdictions, and (iv) evaluating the reasonableness of management’s assessment of the realizability of its deferred tax assets based on expectations of the ability to utilize its tax attributes through a review of historical and estimated future taxable income and tax planning strategies. Professionals with specialized skill and knowledge were used to assist in (i) testing the accuracy of the worldwide provision for income taxes, (ii) evaluating the completeness of the accruals for unrecognized tax benefits, (iii) evaluating the reasonableness of management’s more-likely-than-not determination in consideration of the tax laws in relevant jurisdictions, and (iv) evaluating the reasonableness of management’s assessment of the realizability of its deferred tax assets.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 15, 2022

We have served as the Company’s auditor since 2008.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share amounts)	2021	2020
ASSETS
Cash and cash equivalents	$1,841	$1,650
Restricted cash	3	—
Receivables, net	2,898	2,919
Inventories, net	1,534	1,286
Prepayments and other current assets	321	312
Total current assets	6,597	6,167

Property, plant and equipment, net	4,395	4,591
Investments and long-term receivables	530	820
Goodwill	3,279	2,627
Other intangible assets, net	1,091	1,096
Other non-current assets	683	728
Total assets	$16,575	$16,029

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$66	$49
Accounts payable	2,276	2,352
Other current liabilities	1,456	1,409
Total current liabilities	3,798	3,810

Long-term debt	4,261	3,738
Retirement-related liabilities	290	576
Other non-current liabilities	964	1,181
Total liabilities	9,313	9,305

Commitments and contingencies

Capital stock:
Preferred stock, $0.01 par value; authorized shares: 5,000,000; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized shares: 390,000,000; issued shares: (2021 and 2020 - 283,575,876); outstanding shares: (2021 - 239,776,892; 2020 - 238,930,703)	3	3
Non-voting common stock, $0.01 par value; authorized shares: 25,000,000; none issued and outstanding	—	—
Capital in excess of par value	2,637	2,614
Retained earnings	6,671	6,296
Accumulated other comprehensive loss	(551)	(651)
Common stock held in treasury, at cost: (2021 - 43,798,984 shares; 2020 - 44,645,173 shares)	(1,812)	(1,834)
Total BorgWarner Inc. stockholders’ equity	6,948	6,428
Noncontrolling interest	314	296
Total equity	7,262	6,724
Total liabilities and equity	$16,575	$16,029
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2021	2020	2019
Net sales	$14,838	$10,165	$10,168
Cost of sales	11,983	8,255	8,067
Gross profit	2,855	1,910	2,101

Selling, general and administrative expenses	1,460	951	873
Restructuring expense	163	203	72
Other operating expense (income), net	81	138	(147)
Operating income	1,151	618	1,303

Equity in affiliates’ earnings, net of tax	(48)	(18)	(32)
Unrealized loss (gain) on equity securities	362	(382)	—
Interest expense, net	93	61	43
Other postretirement (income) expense	(45)	(7)	27
Earnings before income taxes and noncontrolling interest	789	964	1,265

Provision for income taxes	150	397	468
Net earnings	639	567	797
Net earnings attributable to the noncontrolling interest, net of tax	102	67	51
Net earnings attributable to BorgWarner Inc.	$537	$500	$746

Earnings per share attributable to BorgWarner Inc. — basic	$2.25	$2.35	$3.63

Earnings per share attributable to BorgWarner Inc. — diluted	$2.24	$2.34	$3.61

Weighted average shares outstanding:
Basic	238.1	213.0	205.7
Diluted	239.5	214.0	206.8
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2021	2020	2019
Net earnings attributable to BorgWarner Inc.	$537	$500	$746

Other comprehensive income (loss)
Foreign currency translation adjustments[1]	(102)	176	(55)
Defined benefit postretirement plans[1]	202	(100)	4
Other[1]	—	—	(2)
Total other comprehensive income (loss) attributable to BorgWarner Inc.	100	76	(53)

Comprehensive income attributable to BorgWarner Inc.[1]	637	576	693

Net earnings attributable to noncontrolling interest, net of tax	102	67	51
Other comprehensive (loss) income attributable to the noncontrolling interest[1]	(6)	20	(2)
Comprehensive income	$733	$663	$742
____________________________________
1 Net of income taxes.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2021	2020	2019
OPERATING
Net cash provided by operating activities (see Note 25)	$1,306	$1,184	$1,008
INVESTING
Capital expenditures, including tooling outlays	(666)	(441)	(481)
Capital expenditures for damage to property, plant and equipment	(2)	(20)	—
Insurance proceeds received for damage to property, plant and equipment	5	20	—
Payments for businesses acquired, net of cash and restricted cash acquired	(759)	(449)	(10)
Proceeds from sale of businesses, net of cash divested	22	—	24
Proceeds from settlement of net investment hedges, net	11	10	22
Payments for investments in equity securities	(20)	(2)	(53)
Proceeds from asset disposals and other, net	14	16	9
Net cash used in investing activities	(1,395)	(866)	(489)
FINANCING
Net (decrease) increase in notes payable	(8)	8	—
Additions to debt	1,286	1,178	63
Repayments of debt, including current portion	(699)	(331)	(204)
Payments for debt issuance costs	(11)	(10)	—
Payments for purchase of treasury stock	—	(216)	(100)
Payments for stock-based compensation items	(15)	(13)	(15)
(Purchase of) capital contribution from noncontrolling interest	(33)	4	4
Dividends paid to BorgWarner stockholders	(162)	(146)	(140)
Dividends paid to noncontrolling stockholders	(72)	(37)	(28)
Net cash provided by financing activities	286	437	(420)
Effect of exchange rate changes on cash	(3)	63	(6)
Net increase in cash and cash equivalents	194	818	93
Cash and cash equivalents at beginning of year	1,650	832	739
Cash, cash equivalents and restricted cash at end of year	$1,844	$1,650	$832

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Number of shares		BorgWarner Inc. stockholder's equity
(in millions, except share data)	Issued common stock	Common stock held in treasury	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, January 1, 2019	246,387,057	(38,172,123)	$3	$1,146	$(1,585)	$5,336	$(674)	$119
Noncontrolling interest contributions	—	—	—	—	—	—	—	4
Dividends declared ($0.68 per share) [1]	—	—	—	—	—	(140)	—	(34)
Net issuance for executive stock plan	—	199,135	—	—	7	—	—	—
Net issuance of restricted stock	—	571,996	—	(1)	21	—	—	—
Purchase of treasury stock	—	(2,578,522)	—	—	(100)	—	—	—
Net earnings	—	—	—	—	—	746	—	51
Other comprehensive loss	—	—	—	—	—	—	(53)	(2)
Balance, December 31, 2019	246,387,057	(39,979,514)	$3	$1,145	$(1,657)	$5,942	$(727)	$138
Dividends declared ($0.68 per share)[1]	—	—	—	—	—	(146)	—	(22)
Noncontrolling interest contributions	—	—	—	—	—	—	—	4
Acquisition of Delphi Technologies	37,188,819	197,811	—	1,477	—	—	—	89
Net issuance for executive stock plan	—	297,108	—	(8)	12	—	—	—
Net issuance of restricted stock	—	595,052	—	—	27	—	—	—
Purchase of treasury stock	—	(5,755,630)	—	—	(216)	—	—	—
Net earnings	—	—	—	—	—	500	—	67
Other comprehensive loss	—	—	—	—	—	—	76	20
Balance, December 31, 2020	283,575,876	(44,645,173)	$3	$2,614	$(1,834)	$6,296	$(651)	$296
Dividends declared ($0.68 per share)[1]	—	—	—	—	—	(162)	—	(84)
Net issuance for executive stock plan	—	89,787	—	19	2	—	—	—
Net issuance of restricted stock	—	756,402	—	5	20	—	—	—
Acquisition of AKASOL	—	—	—	—	—	—	—	96
Purchase and reclass of noncontrolling interest	—	—	—	(1)	—	—	—	(90)
Net earnings	—	—	—	—	—	537	—	102
Other comprehensive income	—	—	—	—	—	—	100	(6)
Balance, December 31, 2021	283,575,876	(43,798,984)	$3	$2,637	$(1,812)	$6,671	$(551)	$314
 ____________________________________
1 Dividends declared relate to BorgWarner common stock.

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION

BorgWarner Inc. (together with its Consolidated Subsidiaries, the “Company”) is a Delaware corporation incorporated in 1987. The Company is a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles. The Company’s products help improve vehicle performance, propulsion efficiency, stability and air quality. The Company manufactures and sells these products worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles (“SUVs”), vans and light trucks). The Company's products are also sold to OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). The Company also manufactures and sells its products to certain Tier One vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, the Americas and Asia and is an original equipment supplier to nearly every major automotive OEM in the world.

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

During 2021, trailing impacts of the shutdowns and production declines related, in part, to COVID-19, created supply constraints of certain components, particularly semiconductor chips. These supply constraints have had, and are expected to continue to have, significant impacts on global industry production levels. In addition, it is possible a resurgence of COVID-19 could result in adverse impacts in the future. Management cannot reasonably estimate the full impact the ongoing supply constraints or the COVID-19 pandemic could have on the Company’s financial condition, results of operations or cash flows in the future.

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following paragraphs briefly describe the Company’s significant accounting policies.

Basis of presentation Certain prior period amounts have been reclassified to conform to current period presentation. On October 1, 2020, and June 4, 2021, the Company completed its acquisitions of Delphi Technologies PLC (“Delphi Technologies”), and AKASOL AG (“AKASOL”), respectively. Accordingly, the Company’s Consolidated Financial Statements reflect the results of Delphi Technologies and AKASOL following the dates of acquisition. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements for more information.

Use of estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Joint ventures and equity securities The Company has investments in three unconsolidated joint ventures: NSK-Warner K.K., Turbo Energy Private Limited and Delphi-TVS Diesel Systems Ltd of which the Company owns 50%, 32.6% and 52.5%, respectively. These joint ventures are non-controlled affiliates in which the Company exercises significant influence but does not have a controlling financial interest and, therefore, are accounted for under the equity method. With respect to the Company’s 52.5% owned joint venture, although the Company is the majority owner, it does not have the ability to control significant decisions or management of the entity. Generally, under the equity method, the Company’s original investments in these joint ventures are recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses. The Company monitors its equity method investments for indicators of other-than-temporary declines in fair value on an ongoing basis. If such a decline has occurred, an impairment charge is recorded, which is measured as the difference between the carrying value and the estimated fair value. The Company’s investment in these non-controlled affiliates is included within Investments and long-term receivables in the Consolidated Balance Sheets. The Company’s share of equity in income or losses is included in Equity in affiliates’ earnings, net of tax in the Consolidated Statements of Operations.

The Company also has certain investments for which it does not have the ability to exercise significant influence (generally when ownership interest is less than 20%). The Company’s investment in these equity securities is included within Investments and long-term receivables in the Consolidated Balance Sheet. Refer to Note 10, “Other Current and Non-Current Assets,” to the Consolidated Financial Statements for more information.

Interests in privately held companies that do not have readily determinable fair values, are accounted for using the measurement alternative under ASC Topic 321, which includes monitoring on an ongoing basis for indicators of impairments or upward adjustments. These equity securities are measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. If the Company determines that an indicator of impairment or upward adjustment is present, an adjustment is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach on discounted cash flows or negotiated transaction values.

Equity securities that have readily determinable fair values are measured at fair value with changes in fair value recorded in Unrealized (loss) gain on equity securities in the Consolidated Statements of Operations.

Business combinations In accordance with ASC Topic 805, “Business Combinations,” acquisitions are recorded using the acquisition method of accounting. The Company includes the operating results of acquired entities from their respective dates of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest at the acquisition date fair value. Various valuation techniques are used to determine the fair value of intangible assets, with the primary techniques being forms of the income approach, specifically the relief-from-royalty and multi-period excess earnings valuation methods. Under these valuation approaches, the Company is required to make estimates and assumptions from a market participant perspective that may include revenue growth rates, estimated earnings, royalty rates, obsolescence factors, contributory asset charges, customer attrition and discount rates. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized as goodwill. Costs incurred as a result of a business combination other than costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to the issuance of debt or equity securities are recorded in the period the costs are incurred. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to assets acquired and liabilities assumed with the corresponding offset to goodwill.

Revenue recognition Revenue is recognized when performance obligations under the terms of a contract are satisfied, which generally occurs with the transfer of control of the products. For most products, transfer of control occurs upon shipment or delivery; however, a limited number of customer arrangements for highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. Revenue is measured at the amount of consideration the Company expects to receive in exchange for transferring the goods. Although the Company may enter into long-term supply arrangements with its major customers, the prices and volumes are not fixed over the life of the arrangements, and a contract does not exist for purposes of applying ASC Topic 606 until volumes are contractually known.

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

Refer to Note 3, “Revenue from Contracts with Customers,” to the Consolidated Financial Statements for more information.

Cost of sales The Company includes materials, direct labor and manufacturing overhead within cost of sales. Manufacturing overhead is comprised of indirect materials, indirect labor, factory operating costs, warranty costs and other such costs associated with manufacturing products for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash and cash equivalents Cash and cash equivalents are valued at fair market value. It is the Company's policy to classify all highly liquid investments with original maturities of three months or less as cash and cash equivalents. Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal risk.

Restricted cash Restricted cash includes amounts designated for uses other than current operations and is related to the Company’s commitment to invest in a certain privately-held company.

Receivables, net and long-term receivables Accounts receivable and long-term receivables are stated at cost less an allowance for credit losses. An allowance for credit losses is recorded for amounts that may become uncollectible in the future. The allowance for credit losses is an estimate based on expected losses, current economic and market conditions, and a review of the current status of each customer’s accounts receivable.

Sales of receivables are accounted for in accordance with the ASC Topic 860. Agreements which result in true sales of the transferred receivables, as defined in ASC Topic 860, which occur when receivables are transferred to a third party without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. The expenses associated with receivables factoring are recorded in the consolidated statements of operations within interest expense. Refer to Note 8, “Receivables, Net,” to the Consolidated Financial Statements for more information.

Inventories, net The majority of inventory is measured using first-in, first-out (“FIFO”) or average-cost methods at the lower of cost or net realizable value, with the exception of certain U.S. inventories that are determined using the last-in, first-out (“LIFO”) method at the lower of cost or market. Inventory held by U.S. operations using the LIFO method was $178 million and $186 million at December 31, 2021 and 2020, respectively. Such inventories, if valued at current cost instead of LIFO, would have been greater by $25 million and $15 million at December 31, 2021 and 2020, respectively. Refer to Note 9, “Inventories, net,” to the Consolidated Financial Statements for more information.

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

Impairment of long-lived assets, including definite-lived intangible assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other amortizing intangible assets, when events and circumstances warrant such a review under ASC Topic 360. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In assessing long-lived assets for impairment, management generally considers individual facilities to be the lowest level for which identifiable cash flows are largely independent. A recoverability review is performed using the undiscounted cash flows if there is a triggering event. If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a fair value analysis. Management determines fair value under ASC Topic 820 using the appropriate valuation technique of market, income or cost approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the valuations. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include (i) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; (ii) undiscounted future cash flows generated by the asset; and (iii) fair valuation of the asset.

Goodwill and other intangible assets During the fourth quarter of each year, the Company qualitatively assesses its goodwill assigned to each of its reporting units. This qualitative assessment evaluates various events and circumstances, such as macroeconomic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or disposal activity or to refresh the fair values, the Company performs a quantitative goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

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

Refer to Note 12, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements for more information.

Assets and liabilities held for sale The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

Product warranties The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the Company’s warranty accrual at the time an obligation becomes probable and can be reasonably estimated. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and non-current liabilities in the Consolidated Balance Sheets.

Refer to Note 13, “Product Warranty,” to the Consolidated Financial Statements for more information.

Other loss accruals and valuation allowances The Company has numerous other loss exposures, such as customer claims, workers’ compensation claims, litigation and recoverability of certain assets. Establishing loss accruals or valuation allowances for these matters requires the use of estimates and judgment in regard to the risk exposure and ultimate realization. The Company estimates losses using consistent and appropriate methods; however, changes to its assumptions could materially affect the recorded accrued liabilities for loss or asset valuation allowances.

Environmental contingencies  The Company accounts for environmental costs in accordance with ASC Topic 450. Costs related to environmental assessments and remediation efforts at operating facilities are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the Company’s Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements for more information.

Derivative financial instruments The Company recognizes that certain normal business transactions and foreign currency operations generate risk. Examples of risks include exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency, changes in commodity costs and interest rates. It is the objective of the Company to assess the impact of these transaction risks and offer protection from selected risks through various methods, including financial derivatives. Virtually all derivative instruments held by the Company are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in qualifying hedge fair values are matched with the underlying transactions. Hedge instruments are generally reported gross, with no right to offset, on the Consolidated Balance Sheets at their fair value based on quoted market prices for contracts with similar maturities. The Company does not engage in any derivative transactions for purposes other than hedging specific risks.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consultation with the relevant labor organization or government, the costs are recorded upon agreement. Costs associated with benefits that are contingent on the employee continuing to provide service are accrued over the required service period.

Refer to Note 4, “Restructuring,” to the Consolidated Financial Statements for more information.

Income taxes  In accordance with ASC Topic 740, the Company’s income tax expense is calculated based on expected income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Accounting for income taxes is complex, in part because the Company conducts business globally and, therefore, files income tax returns in numerous tax jurisdictions. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances.

The determination of accruals for unrecognized tax benefits includes the application of complex tax laws in a multitude of jurisdictions across the Company’s global operations. Management judgment is required in determining the gross unrecognized tax benefits’ related liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for unrecognized tax benefits are established when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority.

The Company records valuation allowances to reduce the carrying value of deferred tax assets to amounts that it expects are more likely than not to be realized. The Company assesses existing deferred tax assets, net operating losses, and tax credits by jurisdiction and expectations of its ability to utilize these tax attributes through a review of past, current and estimated future taxable income and tax planning strategies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20).” It (i) requires the removal of disclosures that are no longer considered cost beneficial; (ii) clarifies specific requirements of certain disclosures; and (iii) adds new disclosure requirements, including the weighted average interest crediting rates for cash balance plans and other plans with promised interest crediting rates, and reasons for significant gains and losses related to changes in the benefit obligation. This guidance was effective for annual periods beginning after December 15, 2020. The Company adopted this guidance as of January 1, 2021, and the Company has included updated disclosures in these Consolidated Financial Statements. Refer to Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements for more detail.

Accounting Standards Not Yet Adopted

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” It is expected to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. The amendments require the following annual disclosures about transactions with a government: (i) information about the nature of the transactions and the related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. This guidance is effective for annual reporting periods beginning after December 15, 2021. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” It requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2    ACQUISITIONS AND DISPOSITIONS

Acquisitions

AKASOL AG

On June 4, 2021, the Company completed its voluntary public takeover offer for shares of AKASOL AG (“AKASOL”), resulting in ownership of 89% of AKASOL’s outstanding shares. The Company paid approximately €648 million ($788 million) to settle the offer from current cash balances, which included proceeds received from its public offering of 1.0% Senior Notes due May 2031 completed on May 19, 2021. Refer to Note 14, “Notes Payable and Debt,” to the Consolidated Financial Statements for more information. Following the settlement of the offer, AKASOL became a consolidated majority-owned subsidiary of the Company. The Company also consolidated approximately €64 million ($77 million) of gross debt of AKASOL. Subsequent to the completion of the voluntary public takeover offer, the Company purchased additional shares of AKASOL for €28 million ($33 million) increasing its ownership to 93% as of December 31, 2021.The acquisition further strengthens BorgWarner’s commercial vehicle and industrial electrification capabilities, which positions the Company to capitalize on what it believes to be a fast-growing battery module and pack market.

On August 2, 2021, the Company initiated a merger squeeze out process under German law for the purpose of acquiring 100% of AKASOL. On December 17, 2021, the shareholders of AKASOL voted to mandatorily transfer to ABBA BidCo. AG, a wholly owned indirect subsidiary of the Company, each issued and outstanding share of AKASOL held by shareholders that did not tender their shares in the Company’s previously completed exchange offer for AKASOL shares (the “Squeeze Out”). In exchange for the AKASOL shares transferred in the Squeeze Out, the Company will pay appropriate cash compensation, in the amount of €119.16 per share, which was determined by a valuation firm and the adequacy of which was examined by an independent, court-appointed auditor. The noncontrolling interest in AKASOL of approximately €51 million ($58 million) to be acquired through the Squeeze Out was reclassified to Other current liabilities in the Company’s Consolidated Balance Sheet as it was deemed mandatorily redeemable. No shareholder objections were filed during the statutory contestation period, and on February 10, 2022, the Company completed the registration of the Squeeze Out resulting in 100% ownership. The Company expects to settle the Squeeze Out with AKASOL minority shareholders in the first quarter of 2022.

The initial purchase price was allocated on a preliminary basis as of June 4, 2021. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. Certain estimated values for the acquisition, including goodwill and deferred taxes, are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis. The final valuation of assets acquired and liabilities assumed may be different from the estimated values shown below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of June 4, 2021, the acquisition date:

(in millions)	Initial Allocation	Measurement Period Adjustments	Revised Allocation
ASSETS
Cash and cash equivalents (including restricted cash of $16 million)	$29	$—	$29
Receivables, net	16	—	16
Inventories, net	42	(2)	40
Prepayments and other current assets	5	—	5
Property, plant and equipment, net	106	(3)	103
Goodwill	707	(3)	704
Other intangible assets, net	130	—	130
Other non-current assets	—	7	7
Total assets acquired	1,035	(1)	1,034
LIABILITIES
Notes payable and other short-term debt	8	—	8
Accounts payable	22	—	22
Other current liabilities	13	6	19
Long-term debt	69	—	69
Other non-current liabilities	39	(7)	32
Total liabilities assumed	151	(1)	150
Noncontrolling interests	96	—	96
Net assets and noncontrolling interest acquired	$788	$—	$788

Any excess of the purchase price over the estimated fair value of net identifiable assets was recognized as goodwill. Goodwill of $704 million, including the impact of measurement period adjustments, was recorded within the Company’s Air Management segment. The goodwill consists of the Company’s expected future economic benefits that will arise from acquiring this business, which is established in making next-generation products for electric vehicles and the potential development and deployment of future technologies, across a global customer base, in this market and across adjacent industries. The goodwill is not expected to be deductible for tax purposes.

The following table summarizes the other intangible assets acquired:

(in millions)	Estimated Life	Estimated Fair Value
Amortized intangible assets:
Developed technology	5 years	$70
Customer relationships	11 years	25
Total amortized intangible assets		95
Unamortized trade names	Indefinite	35
Total other intangible assets		$130

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Following the June 4, 2021 acquisition date, AKASOL’s operations had net sales of $67 million for the year ended December 31, 2021. The impact on net earnings was immaterial for the year ended December 31, 2021. Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the current and prior reporting period is not provided.

Delphi Technologies PLC

On October 1, 2020, the Company completed its acquisition of 100% of the outstanding ordinary shares of Delphi Technologies PLC (“Delphi Technologies”) from the shareholders of Delphi Technologies pursuant to the terms of the Transaction Agreement, dated January 28, 2020, as amended on May 6, 2020, by and between the Company and Delphi Technologies (the “Transaction Agreement”). Pursuant to the terms of the Transaction Agreement, the Company issued, in exchange for each Delphi Technologies share, 0.4307 of a share of common stock of the Company, par value $0.01 per share and cash in lieu of any fractional share. In the aggregate, the Company delivered consideration of approximately $2.4 billion. The acquisition has strengthened the Company’s electronics and power electronics products, strengthened its capabilities and scale, enhanced key combustion, commercial vehicle and aftermarket product offerings, and positioned the Company for greater growth as electrified propulsion systems gain momentum. Upon closing, the Company also assumed approximately $800 million (par value) in aggregate principal amount of Delphi Technologies’ outstanding 5.0% Senior Notes due October 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the final fair values of assets acquired and liabilities assumed as of the acquisition date and subsequent measurement period adjustments:

(in millions)	Initial Allocation	Measurement Period Adjustments	Revised Allocation
ASSETS
Cash and cash equivalents	$460	$—	$460
Receivables, net	901	(4)	897
Inventories, net[1]	398	(5)	393
Prepayments and other current assets	77	2	79
Property, plant and equipment, net	1,548	(31)	1,517
Investments and long-term receivables	103	(1)	102
Goodwill	710	44	754
Other intangible assets, net	760	—	760
Other non-current assets	359	1	360
Total assets acquired	5,316	6	5,322
LIABILITIES
Notes payable and other short-term debt	2	—	2
Accounts payable	692	1	693
Other current liabilities	609	9	618
Long-term debt	934	—	934
Other non-current liabilities:
Retirement-related	313	—	313
Other non-current liabilities	286	(4)	282
Total liabilities assumed	2,836	6	2,842
Noncontrolling interest	89	—	89
Net assets and noncontrolling interest acquired	$2,391	$—	$2,391
_____________________________
1 During the three months ended December 31, 2020, the Company incurred $27 million of expense related to the amortization of the inventory fair value adjustment.

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. At the acquisition date, goodwill of $754 million, including the impact of measurement period adjustments, was allocated across the Company’s four segments, as noted in the table below. The goodwill consists of the Company’s expected future economic benefits that will arise from expected future product sales and operational synergies from combining Delphi Technologies with its existing business and is not deductible for tax purposes.

(in millions)
Air Management	$150
e-Propulsion & Drivetrain	301
Fuel Injection	—
Aftermarket	303
Total acquisition date goodwill	$754

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the other intangible assets acquired:

(in millions)	Estimated Life	Estimated Fair Value
Amortized intangible assets:
Developed technology	14 years	$270
Customer relationships	15 years	380
Total amortized intangible assets		650
Unamortized trade name	Indefinite	110
Total other intangible assets		$760

Generally accepted valuation practice indicates that assets and liabilities may be valued using a range of methodologies. The property, plant and equipment and inventory acquired were valued using a combination of cost and market approaches. Goodwill, identifiable intangible assets, noncontrolling interests and the equity method investment were valued using the income approach. Management used a third-party valuation firm to assist in the determination of the purchase accounting fair values; however, management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate.

The following table summarizes the net sales and earnings related to Delphi Technologies’ operations that have been included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2020, following the October 1, 2020 acquisition date:

(in millions)
Net sales	$1,120
Net earnings attributable to BorgWarner Inc.	$30

Pro forma financial information (unaudited): The following table summarizes, on a pro forma basis, the combined results of operations of the Company and Delphi Technologies business as though the acquisition and the related financing had occurred as of January 1, 2019. The pro forma results are not necessarily indicative of either the actual consolidated results had the acquisition of Delphi Technologies occurred on January 1, 2019 or of future consolidated operating results. Actual operating results for the year ended December 31, 2021 have been included in the table below for comparative purposes.

	Actual	Pro forma (unaudited)
	Year Ended December 31,
(in millions)	2021	2020	2019
Net sales	$14,838	$12,792	$14,529
Net earnings attributable to BorgWarner Inc.	$537	$616	$625

These pro forma amounts have been calculated after applying the Company’s accounting policies and the results presented above primarily reflect (i) depreciation adjustments relating to fair value adjustments to property, plant and equipment; (ii) amortization adjustments relating to fair value estimates of intangible assets; (iii) incremental interest expense, net on debt related transactions; (iv) cost of goods sold adjustments relating to fair value adjustments to inventory; and (v) stock-based compensation that was accelerated and settled on the date of acquisition.

In 2020, the Company incurred $89 million of acquisition-related costs. These expenses are included in Other operating expense (income), net in the Company’s Consolidated Statement of Operations for the year ended December 31, 2020 and are reflected in the pro forma earnings for the year ended December 31, 2019, in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Romeo Power, Inc.

In May 2019, the Company invested $50 million in exchange for a 20% equity interest in Romeo Systems, Inc., now known as Romeo Power, Inc., (“Romeo”), a technology-leading battery module and pack supplier that was then privately held. The Company accounted for this investment in Series A-1 Preferred Stock of Romeo under the measurement alternative in ASC Topic 321, “Investments - Equity Securities” for equity securities without a readily determinable fair value. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

On December 29, 2020, through the business combination of Romeo Systems, Inc. and special purpose acquisition company RMG Acquisition Corporation, a new entity, Romeo Power, Inc., became a publicly listed company. The Company’s ownership in Romeo was reduced to 14%, and the investment no longer qualified for the measurement alternative under ASC Topic 321 as the investment then had a readily determinable fair value. During the year ended December 31, 2020, the Company recorded a net gain of $382 million, which primarily related to adjusting the Company’s investment carrying value to fair value. The investment is recorded at fair value on an ongoing basis with changes in fair value being recognized in Unrealized (loss) gain on equity securities in the Consolidated Statements of Operations. During the year ended December 31, 2021, the Company recorded a loss of $362 million to adjust the carrying value of the Company’s investment to fair value. As of December 31, 2021 and 2020, the investment’s fair value was $70 million and $432 million, respectively, which is reflected in Investments and long-term receivables in the Company’s Consolidated Balance Sheets.

In September 2019, the Company and Romeo contributed total equity of $10 million and formed a new joint venture, BorgWarner Romeo Power LLC (“Romeo JV”), in which the Company owned a 60% interest. Romeo JV is a variable interest entity focusing on producing battery module and pack technology. The Company was the primary beneficiary of Romeo JV and has consolidated Romeo JV in its consolidated financial statements. On October 25, 2021, the Company delivered written notice to Romeo that the Company was electing to exercise its right to put its ownership stake in Romeo JV to Romeo. Based on an independent appraisal, the Company’s interest in Romeo JV was valued at $30 million. As the estimated fair value, less costs to sell, of the Company’s investment exceeded its carrying value, no adjustment to the carrying value was required at December 31, 2021. In February 2022, the Company completed the sale of its 60% interest in Romeo JV for $29 million, the fair value of $30 million reduced by a 5% discount pursuant to the joint venture agreement. As a result of the sale, the Company has no further rights in or involvement with Romeo JV. The exercise of the Romeo JV put option has no bearing on the Company’s ownership stake in Romeo.

Rinehart Motion Systems LLC and AM Racing LLC

On January 2, 2019, the Company acquired Rinehart Motion Systems LLC and AM Racing LLC, two established companies in the specialty electric and hybrid propulsion market, for approximately $15 million, of which $10 million was paid in the first quarter of 2019, $2 million was paid during each of the first quarter 2020 and 2021, the remaining $1 million will be paid in the first quarter of 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Water Valley Divestiture

In 2021, the Company announced its strategy to aggressively grow its electrification portfolio over time through organic investments and technology-focused acquisitions. Additionally, the Company announced a plan to dispose of certain internal combustion assets in support of that strategy. In December 2021, the Company entered into a definitive agreement to sell its Water Valley, Mississippi manufacturing facility (“Water Valley”) and the associated solenoid, transmission control module and stop/start accumulator system business for an estimated $57 million. The consideration consisted of $39 million in cash and notes and up to $30 million in potential earn out payments. The Company included $18 million as contingent consideration in the proceeds, which reflects its current estimate of the payout pursuant to the earn out. The contingent consideration and promissory note were included in Investments and long-term receivables on the Consolidated Balance Sheet.

Water Valley had net sales of $177 million during the year ended December 31, 2021 and was included in the Company’s e-Propulsion & Drivetrain segment. On December 31, 2021, upon the closing of the transaction, based upon the final transaction priced agreed to in the fourth quarter of 2021, the Company recorded a loss on divestiture of $22 million. As a result of this transaction, assets of $99 million, including allocated goodwill of $12 million, and liabilities of $20 million were removed from the Company’s Consolidated Balance Sheet as of December 31, 2021.

Subsequent Event

On February 15, 2022, the Company announced that it signed an equity transfer agreement under which BorgWarner will acquire Santroll Automotive Components, a carve-out of Santroll Electric Auto’s eMotor business, for up to ¥1.4 billion ($220 million), comprised of a closing payment of ¥1.1 billion ($173 million) and an earn out of ¥0.3 billion ($47 million). The transaction is expected to close in the first quarter of 2022.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $17 million and $16 million at December 31, 2021 and 2020, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets and were $21 million and $1 million at December 31, 2021 and $22 million and $6 million at December 31, 2020, respectively. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of December 31, 2021 and 2020, the Company recorded customer incentive payments of $36 million and $43 million, respectively, in Prepayments and other current assets, and $137 million and $166 million, respectively, in Other non-current assets in the Consolidated Balance Sheets.
The following table represents a disaggregation of revenue from contracts with customers by reporting segment and region and includes the results of Delphi Technologies and AKASOL following the dates of acquisition, for the years ended December 31, 2021, 2020, and 2019. Refer to Note 24, Reporting Segments and Related Information to the Consolidated Financial Statements for more information.

	Year ended December 31, 2021
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$1,908	$1,949	$58	$310	$4,225
Europe	2,952	906	924	423	5,205
Asia	2,138	2,329	592	61	5,120
Other	148	25	63	52	288
Total	$7,146	$5,209	$1,637	$846	$14,838

	Year ended December 31, 2020
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$1,425	$1,559	$—	$73	$3,057
Europe	2,482	733	253	91	3,559
Asia	1,596	1,631	169	15	3,411
Other	95	17	13	13	138
Total	$5,598	$3,940	$435	$192	$10,165

	Year ended December 31, 2019
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$1,584	$1,791	$—	$—	$3,375
Europe	2,980	830	—	—	3,810
Asia	1,468	1,365	—	—	2,833
Other	121	29	—	—	150
Total	$6,153	$4,015	$—	$—	$10,168

NOTE 4    RESTRUCTURING

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s business and to relocate operations to best-cost locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or other termination benefits) and other costs, which are primarily professional fees and costs related to facility closures and exits.

(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Corporate	Total
Year ended December 31, 2021
Employee termination benefits	$34	$12	$53	$—	$—	$99
Other	18	43	1	—	2	64
Total restructuring expense	$52	$55	$54	$—	$2	$163

Year ended December 31, 2020
Employee termination benefits	$50	$54	$8	$1	$44	$157
Other	29	16	—	—	1	46
Total restructuring expense	$79	$70	$8	$1	$45	$203

Year ended December 31, 2019
Employee termination benefits	$43	$1	$—	$—	$—	$44
Other	17	5	—	—	6	28
Total restructuring expense	$60	$6	$—	$—	$6	$72

The following table displays a rollforward of the restructuring liability recorded within the Company’s Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2020	$34	$1	$35
Delphi Technologies acquisition	73	2	75
Restructuring expense, net	157	46	203
Cash payments	(113)	(22)	(135)
Foreign currency translation adjustment and other	9	(14)	(5)
Balance at December 31, 2020	160	13	173
Restructuring expense, net	99	64	163
Cash payments	(128)	(61)	(189)
Foreign currency translation adjustment and other	(5)	(3)	(8)
Balance at December 31, 2021	$126	$13	$139
Less: Non-current restructuring liability	41	2	43
Current restructuring liability at December 31, 2021	$85	$11	$96

In February 2020, the Company announced a restructuring plan to address existing structural costs. During the years ended December 31, 2021, and 2020, the Company recorded $103 million and $148 million of restructuring charges related to this plan, respectively. Cumulatively, the Company has incurred $251 million of restructuring charges related to this plan. This plan is expected to result in a total of $300 million of restructuring costs through 2022. Nearly all of the restructuring charges are expected to be cash expenditures.

In 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this program post-acquisition and has recorded cumulative charges of $62 million since October 1, 2020,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including approximately $60 million in restructuring charges during the year ended December 31, 2021. The majority of the actions under this program have been completed.

Additionally, the Company recorded approximately $54 million in restructuring charges during the three months ended December 31, 2020, for acquisition-related restructuring charges. In conjunction with the acquisition, there were contractually required severance and post-combination stock-based compensation cash payments to legacy Delphi Technologies executive officers and other employee termination benefits.

In April 2019, the Company announced a restructuring plan including several actions to reduce existing structural costs. These actions were primarily completed by the fourth quarter 2019 and resulted in approximately $50 million of restructuring expense.

In 2017, the Company initiated actions designed to improve future profitability and competitiveness and started exploring strategic options for the non-core product lines. As a continuation of these actions, the Company recorded restructuring expense of $18 million in the year ended December 31, 2019

The following provides details of restructuring expense incurred by the Company’s reporting segments during the years ended December 31, 2021, 2020 and 2019, related to the plans discussed above:

Air Management
•During the year ended December 31, 2021, the segment recorded $52 million of restructuring costs, of which $23 million primarily related to a voluntary termination program where approximately 140 employees accepted termination packages in 2021, $25 million related to specific actions to reduce structural costs, and $4 million primarily related to severance costs under the legacy Delphi Technologies plan.

•During the year ended December 31, 2020, the segment recorded $79 million of restructuring costs, of which $27 million related to a voluntary termination program where approximately 200 employees accepted termination packages in 2020, $33 million related to severance costs and professional fees for specific actions to reduce structural costs, and $19 million related to employee termination benefits related to the announced closure of a facility in Europe affecting approximately 200 employees.
•During the year ended December 31, 2019, the segment recorded $60 million of restructuring costs, of which $37 million related to a voluntary termination program where approximately 130 employees accepted termination packages in 2019, and $18 million related to actions related to improving future profitability and competitiveness, which includes professional fees, employee termination benefits and relocation costs. The segment also recorded $5 million primarily related to severance costs and professional fees for actions to reduce structural costs.

e-Propulsion & Drivetrain
•During the year ended December 31, 2021, the segment recorded $55 million of restructuring costs, of which $19 million primarily related to severance costs, equipment relocation and professional fees to reduce existing structural costs, and $35 million related to contractual settlements, professional fees and other costs associated with the announced closure of a facility in Europe.

•During the year ended December 31, 2020, the segment recorded $70 million of restructuring costs, of which $55 million related to the announced closure of a facility in Europe affecting approximately 350 employees, primarily for the statutory minimum benefits and incremental one-time termination benefits negotiated with local labor authorities, and $15 million primarily related to severance costs, equipment relocation and professional fees to reduce existing structural costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•During the year ended December 31, 2019, the segment recorded $6 million primarily related to professional fees for actions to reduce structural costs and severance costs.

Fuel Injection
•During the year ended December 31, 2021, the segment recorded $54 million of restructuring costs, primarily for the statutory minimum benefits and incremental one-time termination benefits negotiated with local labor authorities related to the legacy Delphi Technologies restructuring plan.

•During the year ended December 31, 2020, following the Delphi Technologies acquisition, the segment recorded $8 million of restructuring costs related to the legacy Delphi Technologies restructuring plan.

Corporate
•During the year ended December 31, 2021, $2 million of net restructuring costs were recorded for various corporate restructuring actions.
•During the year ended December 31, 2020, $45 million of restructuring costs were recorded primarily related to contractually required severance and stock-based compensation cash payments associated with Delphi Technologies executive officers and other employee termination benefits.
•During the year ended December 31, 2019, $6 million of restructuring costs were recorded for various corporate restructuring actions.

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

NOTE 5    RESEARCH AND DEVELOPMENT COSTS

The Company’s net Research & Development (“R&D”) expenditures are primarily included in Selling, general and administrative expenses of the Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement. The Company has various customer arrangements relating to R&D activities that it performs at its various R&D locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
(in millions)	2021	2020	2019
Gross R&D expenditures	$930	$533	$498
Customer reimbursements	(223)	(57)	(85)
Net R&D expenditures	$707	$476	$413

Net R&D expenditures as a percentage of net sales were 4.8%, 4.7% and 4.1% for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in gross and net R&D expenditures was primarily due to the Delphi Technologies acquisition.

NOTE 6 OTHER OPERATING EXPENSE (INCOME), NET

Items included in Other operating expense (income), net consist of:

	Year Ended December 31,
(in millions)	2021	2020	2019
Merger, acquisition and divestiture expense	$50	$96	$11
Loss on sales of businesses	29	—	7
Asset impairments	14	17	—
Net gain on insurance recovery for property damage	(3)	(9)	—
Intangible asset accelerated amortization (Note 12)	—	38	—
Gain on derecognition of subsidiary (Note 21)	—	—	(177)
Unfavorable arbitration loss	—	—	14
Other income, net	(9)	(4)	(2)
Other operating expense (income), net	$81	$138	$(147)

Merger, acquisition and divestiture expense: During the years ended December 31, 2021, 2020 and 2019, the Company recorded $50 million, $96 million and $11 million of merger, acquisition and divestiture expenses. The merger, acquisition and divestiture expense incurred during the year ended December 31, 2021 was primarily related to professional fees associated with the acquisition of AKASOL, professional fees for integration and other support associated with the Company’s acquisition of Delphi Technologies and the Company’s strategic acquisition and disposition targets. The merger, acquisition and divestiture expense in the year ended December 31, 2020 was comprised primarily of professional fees associated with the Company’s acquisition of Delphi Technologies. The merger, acquisition and divestiture expense in the year ended December 31, 2019 was comprised primarily of professional fees related to the Company’s strategic acquisition and disposition activities, including the transfer of BorgWarner Morse TEC LLC (“Morse TEC”), the future acquisition of Delphi Technologies, the 20% equity interest in Romeo Systems, Inc. and the divestiture of the non-core pipes and thermostat product lines.

Loss on sales of businesses: During the year ended December 31, 2021, the Company recorded a pre-tax loss of $29 million, which included a $22 million loss in connection with the sale of the Company’s Water Valley facility and a $7 million loss on the sale of an e-Propulsion & Drivetrain technical center in Europe. Refer to Note 2 “Acquisitions and Dispositions,” to the Consolidated Financial Statements for more information.

In December 2018, the Company reached an agreement to sell its thermostat product lines for approximately $28 million. All closing conditions were satisfied, and the sale was closed on April 1, 2019. Based on an agreement reached in the fourth quarter of 2019 regarding the finalization of certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase price adjustments related to the sale, the Company recognized an additional loss on sale of $7 million.

Asset impairments: During the year ended December 31, 2021, the Company recorded a $14 million impairment charge on an indefinite-lived trade name in the e-Propulsion & Drivetrain segment. Refer to Note 12 “Goodwill and Other Intangibles,” to the Consolidated Financial Statement for more information. During the year ended December 31, 2020, the Company recorded asset impairment charges of $17 million. The impairment charges consist of $9 million in the Air Management segment and $8 million in the e-Propulsion & Drivetrain segment, related to the write down of property, plant and equipment associated with the announced closures of two European facilities.

Net gain on insurance recovery: On April 13, 2020, a tornado struck the Company’s facility in Seneca, South Carolina (the “Seneca Plant”) causing damage to the Company’s assets. The Seneca Plant is one of the Company’s largest e-Propulsion & Drivetrain plants. During the years ended December 31, 2021 and 2020, the Company recorded a net gain of $3 million and $9 million, respectively, from insurance recovery proceeds, which primarily represents the amount received for replacement cost in excess of carrying value (net of deductible expense of $1 million in 2020). In addition, all clean-up and repair costs incurred through December 31, 2021 have been fully recovered through these insurance proceeds, and the insurance claim has been fully settled. During the years ended December 31, 2021 and December 31, 2020, the Company received $22 million and $145 million, respectively, in cash proceeds from insurance carriers related to this event.

Unfavorable arbitration loss: During the year ended December 31, 2019, the Company recorded $14 million of expense related to the receipt of a final unfavorable arbitration decision associated with the resolution of a matter related to a previous acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7    INCOME TAXES

Earnings before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31,
(in millions)	2021	2020	2019
Earnings (loss) before income taxes:
U.S.[1]	$(423)	$437	$310
Non-U.S.[1]	1,212	527	955
Total	$789	$964	$1,265
Provision for income taxes:
Current:
Federal	$43	$19	$32
State	7	2	4
Foreign	276	252	245
Total current expense	326	273	281
Deferred:
Federal	(98)	70	150
State	(13)	11	23
Foreign	(65)	43	14
Total deferred (benefit) expense	(176)	124	187
Total provision for income taxes	$150	$397	$468
__________________________
1 In 2021, the U.S. loss before income taxes was primarily related to the $362 million unrealized loss related to the Company’s investment in Romeo Power, Inc. In 2020, the Company recognized a $382 million unrealized gain related to its investment in Romeo Power, Inc.

The provision for income taxes resulted in an effective tax rate of approximately 19%, 41% and 37% for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a reconciliation of tax expense based on the U.S. statutory tax rate to final tax expense.

	Year Ended December 31,
(in millions)	2021	2020	2019
Income taxes at U.S. statutory rate of 21%	$166	$203	$266
Increases (decreases) resulting from:
Valuation allowance adjustments, net	39	53	(2)
Net tax on remittance of foreign earnings	43	93	22
Foreign rate differentials	36	21	35
U.S. tax on non-U.S. earnings	12	11	15
State taxes, net of federal benefit	5	12	3
Derecognition of Morse TEC	—	—	137
Tax credits	(5)	(12)	(17)
Affiliates' earnings	(10)	(4)	(7)
Changes in accounting methods and filing positions	(18)	(18)	(7)
Reserve adjustments, settlements and claims	(17)	45	46
Impact of tax law and rate change	(20)	—	—
Tax holidays	(76)	(36)	(26)
Research and development super deduction	(27)	(9)	(5)
Other, net	22	38	8
Provision for income taxes, as reported	$150	$397	$468

In 2021, the Company recognized a $55 million tax benefit related to a reduction in certain unrecognized tax benefits and accrued interest for a matter in which the statute of limitations had lapsed. The Company also recognized a discrete tax benefit of $20 million related to an increase in its deferred tax assets as a result of an increase in the United Kingdom (“UK”) tax rate from 19% to 25%. This rate change was enacted in June 2021 and is effective April 2023. Further, a net discrete tax benefit of $36 million was recognized, primarily related to changes to certain withholding rates applied to unremitted earnings. In the fourth quarter of 2021, the Company received approval for tax holiday status reducing the statutory tax rate for two of its legal entities. This resulted in a reduction in tax expense of $28 million in 2021.

In 2020, the Company recognized $49 million of income tax expense, which primarily related to final U.S. Department of Treasury regulations issued in the third quarter of 2020, which impacted the net tax on remittance of foreign earnings, and certain tax law changes in India effective in the first quarter of 2020. In addition, the Company recognized incremental valuation allowances of $53 million in 2020.

In 2019, the Company recognized an increase in income tax expense of $173 million related to the derecognition of the Morse TEC asbestos-related deferred tax assets and $22 million due to the U.S. Department of the Treasury’s issuance of the final regulations in the first quarter of 2019 related to the calculation of the one-time transition tax. The 2019 effective tax rate also included reductions of income tax expense of $19 million related to restructuring expense, $11 million for a global realignment plan, $8 million related to other one-time adjustments and $6 million related to pension settlement loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A roll forward of the Company’s total gross unrecognized tax benefits is presented below:

(in millions)	2021	2020	2019
Balance, January 1	$231	$146	$120
Additions based on tax positions related to current year	23	14	7
Acquisitions	8	54	—
Additions for tax positions of prior years	—	9	26
Reductions for lapse in statute of limitations	(36)	(5)	(6)
Translation adjustment	(5)	13	(1)
Balance, December 31	$221	$231	$146

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $16 million, $21 million and $15 million, respectively. In addition, the Company recorded a reduction in tax expense of $34 million for previously recorded interest. The Company has an accrual of approximately $51 million and $69 million for the payment of interest and penalties at December 31, 2021 and 2020, respectively. As of December 31, 2021, approximately $242 million represents the amount that, if recognized, would affect the Company's effective income tax rate in future periods. This amount includes a decrease in U.S. federal income taxes that would occur upon recognition of the state tax benefits and U.S. foreign tax credits included therein. The Company estimates that it is reasonably possible there could be a decrease of approximately $21 million in unrecognized tax benefits and interest in the next 12 months related to the closure of an audit and the lapse in statute of limitations subsequent to the reporting period from certain taxing jurisdictions.

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal, various state jurisdictions and various foreign jurisdictions. In certain tax jurisdictions, the Company may have more than one taxpayer. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Years no longer subject to audit	Tax jurisdiction	Years no longer subject to audit
U.S. Federal	2013 and prior	Japan	2018 and prior
Barbados	2016 and prior	Luxembourg	2016 and prior
China	2015 and prior	Mexico	2015 and prior
France	2015 and prior	Poland	2016 and prior
Germany	2011 and prior	South Korea	2016 and prior
Hungary	2015 and prior	United Kingdom	2015 and prior

In the U.S., certain tax attributes created in years prior to 2017 were subsequently utilized.  Even though the U.S. federal statute of limitations may have expired for years prior to 2017, the years in which these tax attributes were created could still be subject to examination, limited to only the examination of the creation of the tax attribute.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of deferred tax assets and liabilities consist of the following:

	December 31,
(in millions)	2021	2020
Deferred tax assets:
Net operating loss and capital loss carryforwards	$634	$656
Interest limitation carryforwards	123	111
Research and development capitalization	91	57
Employee compensation	44	39
Pension and other postretirement benefits	41	93
Other comprehensive loss	39	106
Unrecognized tax benefits	32	47
Warranty	31	27
State tax credits	28	28
Foreign tax credits	8	16
Other	167	161
Total deferred tax assets	$1,238	$1,341
Valuation allowance	(554)	(529)
Net deferred tax asset	$684	$812
Deferred tax liabilities:
Goodwill and intangible assets	(274)	(279)
Unremitted foreign earnings	(146)	(156)
Fixed assets	(123)	(176)
Unrealized gain on equity securities	(5)	(91)
Other	(88)	(95)
Total deferred tax liabilities	$(636)	$(797)
Net deferred taxes	$48	$15

At December 31, 2021, certain non-U.S. subsidiaries have net operating loss carryforwards totaling $2.4 billion available to offset future taxable income. Of the total $2.4 billion, $1.5 billion expire at various dates from 2022 through 2041, and the remaining $870 million have no expiration date. The Company has a valuation allowance recorded of $474 million against the $2.4 billion of non-U.S. net operating loss carryforwards. Certain U.S. subsidiaries have state net operating loss carryforwards totaling $619 million, of which the Company has a valuation allowance of $16 million recorded against the carryforwards. The state net operating loss carryforwards expire at various dates from 2022 to 2041. Certain U.S. subsidiaries also have state tax credit carryforwards of $28 million, which are offset by a valuation allowance of $28 million. Certain non-U.S. subsidiaries located in China had tax exemptions or tax holidays, which reduced local tax expense approximately $76 million and $36 million in 2021 and 2020, respectively. The tax holidays for these subsidiaries are issued in three-year terms with expirations for certain subsidiaries ranging from 2021 to 2023.

The Company reviews the likelihood that the benefit of its deferred tax assets will be realized and, therefore, the need for valuation allowances on a quarterly basis. The Company assesses existing deferred tax assets, net operating loss carryforwards, and tax credit carryforwards by jurisdiction and expectations of its ability to utilize these tax attributes through a review of past, current, and estimated future taxable income and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. Due to recent restructurings, the Company concluded that the weight of the negative evidence outweighs the positive evidence in certain foreign jurisdictions. As a result, the Company believes it is more likely than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not that the net deferred tax assets in certain foreign jurisdictions that include entities in Luxembourg, Sweden, Hungary, France, Ireland and the U.K. will not be realized in the future.

As of December 31, 2021, the Company recorded deferred tax liabilities of $146 million with respect to foreign unremitted earnings. The Company did not provide deferred tax liabilities with respect to certain book versus tax basis differences not represented by undistributed earnings of approximately $1.1 billion as of December 31, 2021, because the Company continues to assert indefinite reinvestment of these basis differences. These basis differences would become taxable upon the sale or liquidation of the foreign subsidiaries. The Company’s best estimate of the unrecognized deferred tax liability on these basis differences is approximately $70 million as of December 31, 2021.

NOTE 8    RECEIVABLES, NET

The table below provides details of receivables as of December 31, 2021 and 2020:

	December 31,
(in millions)	2021	2020
Receivables, net:
Customers	$2,522	$2,636
Indirect taxes	240	177
Other	149	117
Gross receivables	2,911	2,930
Allowance for credit losses	(13)	(11)
Total receivables, net	$2,898	$2,919

The table below summarizes the activity in the allowance for credit losses for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in millions)	2021	2020	2019
Beginning balance, January 1	$(11)	$(6)	$(7)
Provision	(3)	(11)	(1)
Write-offs	—	7	2
Translation adjustment and other	1	(1)	—
Ending balance, December 31	$(13)	$(11)	$(6)

Factoring

The Company assumed arrangements entered into by Delphi Technologies with various financial institutions to sell eligible trade receivables from certain Aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the year ended December 31, 2021 and fourth quarter ended December 31, 2020, $156 million and $41 million of receivables were sold under these arrangements, and expenses of $3 million and $1 million, respectively, were recognized within interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9    INVENTORIES, NET

A summary of Inventories, net is presented below:

	December 31,
(in millions)	2021	2020
Raw material and supplies	$1,057	$827
Work-in-progress	175	150
Finished goods	327	324
FIFO inventories	1,559	1,301
LIFO reserve	(25)	(15)
Inventories, net	$1,534	$1,286

NOTE 10    OTHER CURRENT AND NON-CURRENT ASSETS

Additional detail related to assets is presented below:

	December 31,
(in millions)	2021	2020
Prepayments and other current assets:
Prepaid tooling	$81	$84
Prepaid taxes	64	64
Customer incentive payments (Note 3)	36	43
Prepaid engineering	27	33
Contract assets (Note 3)	17	16
Other	96	72
Total prepayments and other current assets	$321	$312

Investments and long-term receivables:
Investment in equity affiliates	$298	$297
Equity securities	130	472
Long-term receivables	102	51
Total investments and long-term receivables	$530	$820

Other non-current assets:
Deferred income taxes (Note 7)	$254	$291
Operating leases (Note 22)	185	211
Customer incentive payments (Note 3)	137	166
Other	107	60
Total other non-current assets	$683	$728

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization, and consisted of:

	December 31,
(in millions)	2021	2020
Land, land use rights and buildings	$1,358	$1,375
Machinery and equipment	4,462	4,333
Finance lease assets	13	13
Construction in progress	471	432
Total property, plant and equipment, gross	6,304	6,153
Less: accumulated depreciation	2,222	1,925
Property, plant and equipment, net, excluding tooling	4,082	4,228
Tooling, net of amortization	313	363
Property, plant and equipment, net	$4,395	$4,591

Interest costs capitalized for the years ended December 31, 2021, 2020 and 2019 were $12 million, $8 million and $16 million, respectively.
NOTE 12    GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of 2021, the Company performed an analysis on each reporting unit. Given the macroeconomic environment, the Company performed quantitative goodwill impairment analyses for the majority of reporting units to refresh their respective fair values. This requires the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The basis of this goodwill impairment analysis is the Company’s annual budget and long-range plan (“LRP”). The annual budget and LRP includes a five-year projection of future cash flows based on actual new products and customer commitments. Because the projections are estimated over a significant future period of time, those estimates and assumptions are subject to uncertainty. Further, the market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company’s facts and circumstances.

The Company believes the assumptions and estimates used to determine the estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s 2021 goodwill quantitative impairment review are as follows:

•Discount rates: the Company used a range of 12.4% to 13.6% weighted average cost of capital (“WACC”) as the discount rates for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•Operating income margin: the Company used historical and expected operating income margins, which may vary based on the projections of the reporting unit being evaluated.

•Revenue growth rate: the Company used a global automotive market industry growth rate forecast adjusted to estimate its own market participation for product lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition to the above primary assumptions, the Company notes the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow models:

•The automotive industry is cyclical, and the Company’s results of operations would be adversely affected by industry downturns.
•The automotive industry is evolving, and if the Company does not respond appropriately, its results of operations would be adversely affected.
•The Company is dependent on market segments that use its key products and would be affected by decreasing demand in those segments.
•The Company is subject to risks related to international operations.

Based on the assumptions outlined above, the impairment testing conducted in the fourth quarter of 2021 indicated the Company’s goodwill assigned to the respective reporting units was not impaired. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. Due to the Company’s recent acquisitions, there is less headroom (the difference between the carrying value and the fair value) associated with several of the Company’s reporting units. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

A summary of the changes in the carrying amount of goodwill is as follows:

	2021
(in millions)	Air Management	e-Propulsion & Drivetrain	Aftermarket	Total
Gross goodwill balance, January 1	$1,517	$1,313	$299	$3,129
Accumulated impairment losses, January 1	(502)	—	—	(502)
Net goodwill balance, January 1	$1,015	$1,313	$299	$2,627
Goodwill during the year:
Acquisitions[1] (Note 2)	707	—	—	707
Measurement period adjustments (Note 2)	(4)	29	16	41
Disposition[2] (Note 2)	—	(12)	—	(12)
Other, primarily translation adjustment	(51)	(29)	(4)	(84)
Net goodwill balance, December 31	$1,667	$1,301	$311	$3,279

	2020
(in millions)	Air Management	e-Propulsion & Drivetrain	Aftermarket	Total
Gross goodwill balance, January 1	$1,337	$1,007	$—	$2,344
Accumulated impairment losses, January 1	(502)	—	—	(502)
Net goodwill balance, January 1	$835	$1,007	$—	$1,842
Goodwill during the year:
Acquisitions[1] (Note 2)	151	272	287	710
Other, primarily translation adjustment	29	34	12	75
Net goodwill balance, December 31	$1,015	$1,313	$299	$2,627
_____________________________
1 Acquisitions relate to the Company’s 2021 purchase of AKASOL and 2020 purchase of Delphi Technologies.
2 Disposition relates to the Company’s 2021 sale of Water Valley.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		December 31, 2021			December 31, 2020
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$443	$105	$338	$383	$77	$306
Customer relationships	7 - 15	877	310	567	893	272	621
Miscellaneous	2 - 13	14	7	7	10	7	3
Total amortized intangible assets		1,334	422	912	1,286	356	930
Unamortized trade names		179	—	179	166	—	166
Total other intangible assets		$1,513	$422	$1,091	$1,452	$356	$1,096

Amortization of other intangible assets was $88 million, $89 million and $39 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization for the year ended December 31, 2020 includes $38 million related to accelerated amortization for certain intangibles, discussed further below. The Company utilizes the straight-line method of amortization recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is as follows: $94 million in 2022, $87 million in 2023, $86 million in 2024, $85 million in 2025, $77 million in 2026 and $483 million thereafter.

A roll forward of the gross carrying amounts and related accumulated amortization of the Company’s other intangible assets is presented below:

	Gross carrying amounts		Accumulated amortization
(in millions)	2021	2020	2021	2020
Beginning balance, January 1	$1,452	$700	$356	$298
Acquisitions[1] (Note 2)	130	760	—	—
Impairment/Abandonment[2]	(14)	(56)	—	(56)
Amortization[2]	—	—	88	89
Translation adjustment	(55)	48	(22)	25
Ending balance, December 31	$1,513	$1,452	$422	$356
_____________________________
1    Acquisitions relate to the Company’s 2021 purchase of AKASOL and 2020 purchase of Delphi Technologies
2    In 2021, the Company performed a quantitative impairment test over its indefinite-lived trade names, which indicated that for one trade name the fair value was less than the carrying value. Therefore, the Company recorded an impairment charge to reduce the carrying value to the fair value. In 2020, as a result of an evaluation of the underlying technologies and management of the business subsequent to the acquisition of Delphi Technologies, the Company reduced the useful life of certain intangible assets during the fourth quarter of 2020 as they no longer provided future economic benefit. This resulted in accelerated amortization expense of $38 million and the removal of the related gross carrying amount and accumulated amortization of these assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13    PRODUCT WARRANTY

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2021	2020
Beginning balance, January 1	$253	$116
Acquisitions/dispositions	4	110
Provisions for current period sales	83	83
Adjustments of prior estimates[1]	142	22
Payments[1]	(240)	(86)
Other, primarily translation adjustment	(6)	8
Ending balance, December 31	$236	$253
_____________________________
1    In December 2021, the Company settled and paid a warranty claim for $130 million. This resulted in an adjustment to prior estimates of $124 million during the year ended December 31, 2021. Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements for more information.

The product warranty liability is classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2021	2020
Other current liabilities	$128	$164
Other non-current liabilities	108	89
Total product warranty liability	$236	$253

NOTE 14    NOTES PAYABLE AND DEBT

The Company had short-term and long-term debt outstanding as follows:

	December 31,
(in millions)	2021	2020
Short-term debt
Short-term borrowings	$62	$45

Long-term debt
1.800% Senior notes due 11/07/22 (€500 million par value)	—	609
3.375% Senior notes due 03/15/25 ($500 million par value)	498	498
5.000% Senior notes due 10/01/25 ($800 million par value)[1]	889	912
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,092	1,088
7.125% Senior notes due 02/15/29 ($121 million par value)	119	119
1.000% Senior notes due 05/19/31 (€1,000 million par value)	1,117	—
4.375% Senior notes due 03/15/45 ($500 million par value)	494	494
Term loan facilities, finance leases and other	56	22
Total long-term debt	4,265	3,742
Less: current portion	4	4
Long-term debt, net of current portion	$4,261	$3,738
_____________________________
1 These notes are reflected at their fair value as of the date of the acquisition. The fair value step-up was calculated based on observable market data and will be amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of December 31, 2021 and 2020, the Company had $62 million and $45 million, respectively, in borrowings under these facilities, which are reported in Notes payable and short-term debt on the Consolidated Balance Sheets.

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2021 and 2020 was 1.0% and 1.7%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of December 31, 2021 and 2020 was 2.5% and 2.8%, respectively. The following table provides details on Interest expense, net included in the Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2021	2020	2019
Interest expense	$105	$73	$55
Interest income	(12)	(12)	(12)
Interest expense, net	$93	$61	$43

On May 19, 2021, in anticipation of the acquisition of AKASOL and to refinance the Company’s €500 million 1.8% senior notes due in November 2022, the Company issued €1.0 billion in 1.0% senior notes due May 2031. Interest is payable annually in arrears on May 19 of each year. These senior notes are not guaranteed by any of the Company’s subsidiaries. On June 18, 2021, the Company repaid its €500 million 1.8% senior notes due November 2022 and incurred a loss on debt extinguishment of $20 million, which is reflected in Interest expense, net in the Consolidated Statement of Operations.

On February 19, 2021, the Company entered into a $900 million, 364-day delayed-draw term loan facility to satisfy certain cash confirmation requirements in support of the proposed acquisition of AKASOL. The facility was cancelled on May 19, 2021 in accordance with its terms, following the Company’s issuance of the €1.0 billion in senior notes.

Annual principal payments required as of December 31, 2021 are as follows:

(in millions)
2022	$66
2023	41
2024	3
2025	1,302
2026	2
After 2026	2,863
Total payments	$4,277
Add: unamortized premiums, net of discount	50
Total	$4,327

The Company’s long-term debt includes various covenants, none of which are expected to restrict future operations.

The Company has a $2 billion multi-currency revolving credit facility that allows the Company the ability to increase the facility by $1 billion with bank group approval. This facility matures in March 2025. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at December 31, 2021. At December 31, 2021 and 2020, the Company had no outstanding borrowings under this facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s commercial paper program allows the Company to issue $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of December 31, 2021 and 2020.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of December 31, 2021 and 2020, the estimated fair values of the Company’s senior unsecured notes totaled $4,421 million and $4,052 million, respectively. The estimated fair values were $212 million higher than carrying value at December 31, 2021 and $332 million higher than their carrying value at December 31, 2020. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $35 million and $33 million at December 31, 2021 and 2020, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15    OTHER CURRENT AND NON-CURRENT LIABILITIES

Additional detail related to liabilities is presented in the table below:

	December 31,
(in millions)	2021	2020
Other current liabilities:
Payroll and employee related	$330	$301
Customer related	220	198
Product warranties (Note 13)	128	164
Indirect taxes	106	69
Income taxes payable	105	102
Employee termination benefits (Note 4)	85	101
Mandatorily redeemable noncontrolling interest liability (Note 2)	58	—
Accrued freight	46	41
Deferred engineering	44	62
Operating leases (Note 22)	43	47
Interest	23	18
Other non-income taxes	22	15
Contract liabilities (Note 3)	21	22
Insurance	19	20
Dividends payable	18	6
Supplier related	18	6
Retirement related (Note 18)	16	16
Other	154	221
Total other current liabilities	$1,456	$1,409

Other non-current liabilities:
Other income tax liabilities	$274	$300
Deferred income taxes (Note 7)	206	276
Operating leases (Note 22)	152	172
Product warranties (Note 13)	108	89
Deferred income	68	55
Derivative instruments (Note 17)	54	162
Employee termination benefits (Note 4)	41	59
Other	61	68
Total other non-current liabilities	$964	$1,181

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

		Basis of fair value measurements
	Balance at December 31, 2021	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
(in millions)
Assets:
Long-term receivables	$35	$—	$17	$18	C
Investment in equity securities	$70	$70	$—	$—	A
Foreign currency contracts	$13	$—	$13	$—	A
Net investment hedge contracts	$8	$—	$8	$—	A
Liabilities:
Foreign currency contracts	$8	$—	$8	$—	A
Net investment hedge contracts	$54	$—	$54	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2020	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Investment in equity securities	$432	$432	$—		A
Foreign currency contracts	$5	$—	$5	$—	A
Liabilities:
Foreign currency contracts	$6	$—	$6	$—	A
Net investment hedge contracts	$161	$—	$161	$—	A

The following tables classify the Company’s defined benefit plan assets measured at fair value on a recurring basis:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Basis of fair value measurements
(in millions)	Balance at December 31, 2021	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[3]
U.S. Plans:
Fixed income securities	$129	$—	$—	$—	—	$129
Equity securities	28	—	—	—	—	28
Alternative credit fund	19	—	—	—	—	19
Cash	1	1	—	—	A	—
	$177	$1	$—	$—		$176
Non-U.S. Plans:
Fixed income securities	$710	$116	$—	$—	A	$594
Equity securities	412	363	—	—	A	49
Cash[1]	338	338	—	—	A	—
Insurance contract[2]	108	—	—	108	C	—
Real estate and other	481	124	18	127	A,C	212
	$2,049	$941	$18	$235		$855

		Basis of fair value measurements
(in millions)	Balance at December 31, 2020	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[3]
U.S. Plans:
Fixed income securities	$81	$—	$—	$—	—	$81
Equity securities	64	—	—	—	—	64
Alternative credit fund	22	—	—	—	—	22
Cash	20	20	—	—	A	—
	$187	$20	$—	$—		$167
Non-U.S. Plans:
Fixed income securities	$1,123	$51	$—	$—	A	$1,072
Equity securities	283	—	—	—	—	283
Cash	130	130	—	—	A	—
Insurance contract[2]	113	—	—	113	C	—
Real estate and other	392	—	—	86	C	306
	$2,041	$181	$—	$199		$1,661
_____________________________
1 As of December 31, 2021, £122 million in the Company’s non-U.S. plans was deemed cash in-transit and classified as a Level 1 investment.
2 A BorgWarner defined benefit plan in the United Kingdom owns an insurance contract that guarantees payment of specified pension liabilities. The Company measures the fair value of the insurance asset by projecting expected future cash flows from the contract and discounting them to present value based on current market rates, including an assessment for non-performance risk of the insurance company. The assumptions used to project expected future cash flows are based on actuarial estimates and are unobservable; therefore, the contract is categorized within Level 3 of the hierarchy.
3 Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These amounts represent investments in commingled and managed funds that have underlying assets in fixed income securities, equity securities, and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of Level 3 defined benefit plans assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Insurance contract	Real estate trust fund	Hedge funds
Balance at January 1, 2020	$110	$—	$—
Delphi Technologies acquisition	—	82	103
Purchases, sales and settlements	—	—	(114)
Realized gains	—	—	3
Benefits paid	(6)	—	—
Unrealized gains (losses) on assets still held at the reporting date	6	(2)	—
Translation adjustment	3	6	8
Balance at December 31, 2020	$113	$86	$—
Purchases, sales and settlements	—	36	—
Realized gains	—	—	—
Benefits paid	(4)	—	—
Unrealized gains (losses) on assets still held at the reporting date	1	7	—
Translation adjustment	(2)	(2)	—
Balance at December 31, 2021	$108	$127	$—

Refer to Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements for more detail surrounding the defined benefit plan’s asset investment policies and strategies, target allocation percentages and expected return on plan asset assumptions.

NOTE 17    FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At December 31, 2021 and 2020, the Company had no derivative contracts that contained credit-risk-related contingent features.

The Company occasionally uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. The Company had no outstanding commodity contracts at December 31, 2021 and 2020. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company occasionally uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At December 31, 2021 and 2020, the Company had no outstanding interest rate swaps or options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. The following foreign currency derivative contracts were outstanding and mature through the ending duration noted below:

Foreign currency derivatives (in millions)[1]
Functional currency	Traded currency	Notional in traded currency December 31, 2021	Notional in traded currency December 31, 2020	Ending duration
Brazilian Real	U.S. Dollar	23	4	Dec-22
British Pound	Euro	42	97	Dec-22
Chinese Renminbi	British Pound	26	—	Dec-22
Chinese Renminbi	U.S. Dollar	185	113	Dec-22
Chinese Renminbi	Euro	26	—	Dec-22
Euro	Polish Zloty	394	147	Dec-22
Euro	U.S. Dollar	86	41	Dec-22
U.S. Dollar	British Pound	13	6	Dec-22
U.S. Dollar	Euro	28	55	Dec-22
U.S. Dollar	Korean Won	49,919	15,000	Dec-22
U.S. Dollar	Singapore Dollar	27	47	Dec-22
U.S. Dollar	Thailand Baht	1,720	—	May-22
U.S. Dollar	Mexico Peso	2,619	1,178	Dec-22
_____________________________
1 Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. Dollar equivalent as of December 31, 2021 or 2020.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). At December 31, 2021 and 2020, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(in millions)	December 31, 2021	December 31, 2020	Ending duration
U.S. Dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul - 27
Fixed paying notional	€976	€976	Jul - 27
U.S. Dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
U.S. Dollar to Japanese Yen:
Fixed receiving notional	$100	$100	Feb - 23
Fixed paying notional	¥10,978	¥10,978	Feb - 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2021 and 2020, the following amounts were recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under Topic 815:	Balance Sheet Location	December 31, 2021	December 31, 2020	Balance Sheet Location	December 31, 2021	December 31, 2020
Foreign currency	Prepayments and other current assets	$7	$1	Other current liabilities	$8	$4
Foreign currency	Other non-current assets	$—	$—	Other non-current liabilities	$—	$1
Net investment hedges	Other non-current assets	$8	$—	Other non-current liabilities	$54	$161

Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$6	$4	Other current liabilities	$—	$1

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

During the year ended December 31, 2021, the Company repaid its €500 million 1.8% senior notes due November 2022, which were designated as a net investment hedge, resulting in a deferred loss of $50 million that will remain in accumulated other comprehensive loss until the net investment is sold, completely liquidated or substantially liquidated. The Company has designated the €1 billion in 1.0% senior notes due May 2031, issued in May 2021, as a net investment hedge of the Company’s investment in its European subsidiaries.

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at December 31, 2021 market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	December 31, 2021	December 31, 2020
Net investment hedges:
Foreign currency	$(10)	$(1)	$—
Cross-currency swaps	(46)	(161)	—
Foreign currency denominated debt	66	(68)	—
Total	$10	$(230)	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Year ended December 31, 2021
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$14,838	$11,983	$1,460	$100

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$(4)
Gain (loss) reclassified from AOCI to income	$1	$(4)	$(1)	$—

	Year ended December 31, 2020
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$10,165	$8,255	$951	$76

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$(1)
Gain (loss) reclassified from AOCI to income	$—	$1	$(2)	$—

	Year ended December 31, 2019
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$10,168	$8,067	$873	$(53)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$(1)
Gain (loss) reclassified from AOCI to income	$(5)	$(1)	$3	$—

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Year Ended December 31,
Net investment hedges	2021	2020	2019
Foreign currency	$(9)	$(2)	$1
Cross-currency swaps	$115	$(155)	$4
Foreign currency denominated debt	$84	$(51)	$13

Derivatives designated as net investment hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains and (losses) recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Year Ended December 31,
Net investment hedges	2021	2020	2019
Foreign currency	$—	$—	$—
Cross-currency swaps	$22	$18	$11

There were no gains or (losses) recorded in income related to components excluded from the assessment of effectiveness for foreign currency denominated debt designated as net investment hedges. There were no gains and losses reclassified from AOCI for net investment hedges during the periods presented.

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains and (losses) recorded in income:

(in millions)		Year Ended December 31,
Contract Type	Location	2021	2020	2019
Foreign Currency	Selling, general and administrative expenses	$13	$3	$(3)

NOTE 18        RETIREMENT BENEFIT PLANS

The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans was $58 million, $38 million and $37 million in the years ended December 31, 2021, 2020 and 2019, respectively.

The Company has a number of defined benefit pension plans and other postretirement employee benefit plans covering eligible salaried and hourly employees and their dependents. The defined pension benefits provided are primarily based on (i) years of service and (ii) average compensation or a monthly retirement benefit amount. The Company provides defined benefit pension plans in France, Germany, Ireland, Italy, Japan, Mexico, South Korea, Sweden, U.K. and the U.S. The other postretirement employee benefit plans, which provide medical benefits, are unfunded plans. The Company’s U.S. and U.K. defined benefit plans are frozen, and no additional service cost is being accrued. All pension and other postretirement employee benefit plans in the U.S. have been closed to new employees. The measurement date for all plans is December 31.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On October 1, 2020, as a result of the acquisition of Delphi Technologies, the Company assumed all of the retirement-related liabilities of Delphi Technologies, the most significant of which was the Delphi Technologies Pension Scheme (the “Scheme”) in the United Kingdom. On December 12, 2020, the Company entered into a Heads of Terms Agreement (the “Agreement”) with the Trustees of the Scheme related to the future funding of the Scheme. Under the Agreement, the Company eliminated the prior schedule of contributions between Delphi Technologies and the Scheme in exchange for a $137 million (£100 million) one-time contribution into the Scheme Plan by December 31, 2020, which was paid on December 15, 2020. The Agreement also contained other provisions regarding the implementation of a revised asset investment strategy as well as a funding progress test that will be performed every three years to determine if additional contributions need to be made into the Scheme by the Company. At this time, the Company anticipates that no additional contributions will need to be made into the Scheme until 2026 at the earliest.

During the year ended December 31, 2019, the Company settled approximately $50 million of its U.S. pension projected benefit obligation by liquidating approximately $50 million in plan assets through a lump-sum disbursement made to an insurance company. Pursuant to this agreement, the insurance company unconditionally and irrevocably guaranteed all future payments to certain participants that were receiving payments from the U.S. pension plan. The insurance company assumed all investment risk associated with the assets that were delivered as part of this transaction. Additionally, during the year ended December 31, 2019, the Company discharged certain U.S. pension plan obligations by making lump-sum payments of $15 million to former employees of the Company. As a result, the Company settled $65 million of projected benefit obligation by liquidating pension plan assets and recorded a non-cash settlement loss of $27 million related to the accelerated recognition of unamortized losses.

The following table summarizes the expenses for the Company’s defined contribution and defined benefit pension plans and the other postretirement defined employee benefit plans:

	Year Ended December 31,
(in millions)	2021	2020	2019
Defined contribution expense	$58	$38	$37
Defined benefit pension (income) expense	(19)	15	45
Other postretirement employee benefit income	(1)	(1)	—
Total	$38	$52	$82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following provides a roll forward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets:

	Pension benefits				Other postretirement
	Year Ended December 31,				employee benefits
	2021		2020		Year Ended December 31,
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	2021	2020
Change in projected benefit obligation:
Projected benefit obligation, January 1	$202	$2,527	$198	$695	$65	$81
Service cost	—	25	—	21	—	—
Interest cost	3	30	5	16	1	2
Plan amendments	—	1	—	—	—	(12)
Settlement and curtailment	(4)	(13)	—	(19)	—	—
Actuarial (gain) loss	(7)	(208)	14	161	(6)	1
Currency translation	—	(59)	—	147	—	—
Delphi Technologies acquisition[1]	—	—	—	1,542	—	1
Benefits paid	(11)	(76)	(15)	(36)	(6)	(8)
Projected benefit obligation, December 31[2]	$183	$2,227	$202	$2,527	$54	$65
Change in plan assets:
Fair value of plan assets, January 1	$187	$2,041	$176	$505
Actual return on plan assets	5	110	16	83
Employer contribution	—	24	10	164
Settlements	(4)	(11)	—	(18)
Currency translation	—	(39)	—	115
Delphi Technologies acquisition[1]	—	—	—	1,228
Benefits paid	(11)	(76)	(15)	(36)
Fair value of plan assets, December 31	$177	$2,049	$187	$2,041
Funded status	$(6)	$(178)	$(15)	$(486)	$(54)	$(65)
Amounts in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$68	$—	$26	$—	$—
Current liabilities	(2)	(7)	(1)	(6)	(7)	(9)
Non-current liabilities	(4)	(239)	(14)	(506)	(47)	(56)
Net amount	$(6)	$(178)	$(15)	$(486)	$(54)	$(65)
Amounts in accumulated other comprehensive loss consist of:
Net actuarial loss	$84	$74	$86	$330	$10	$16
Net prior service (credit) cost	(3)	2	(4)	2	(13)	(16)
Net amount	$81	$76	$82	$332	$(3)	$—

Total accumulated benefit obligation for all plans	$183	$2,183	$202	$2,471
_____________________________
1 Balances are based on actuarial valuations as of October 1, 2020, the date of the Delphi Technologies acquisition. All subsequent activity is included elsewhere within the table.
2 The decrease in the projected benefit obligation was primarily due to actuarial gains during the period. The main driver of these gains was the increase of 0.53% in the weighted average discount rate for Non-U.S. plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The funded status of pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2021	2020
Accumulated benefit obligation	$(658)	$(2,401)
Plan assets	442	1,924
Deficiency	$(216)	$(477)
Pension deficiency by country:
United States	$(6)	$(15)
United Kingdom	(11)	(202)
Germany	(89)	(139)
Other	(110)	(121)
Total pension deficiency	$(216)	$(477)

The funded status of pension plans with projected benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2021	2020
Projected benefit obligation	$(731)	$(2,500)
Plan assets	478	1,973
Deficiency	$(253)	$(527)
Pension deficiency by country:
United States	$(6)	$(15)
United Kingdom	(11)	(202)
Germany	(95)	(147)
Other	(141)	(163)
Total pension deficiency	$(253)	$(527)

The weighted average asset allocations of the Company’s funded pension plans and target allocations by asset category are as follows:

	December 31,		Target Allocation
	2021	2020
U.S. Plans:
Alternative credit, real estate, cash and other	12%	23%	3% - 23%
Fixed income securities	72%	43%	66% - 76%
Equity securities	16%	34%	11% - 21%
	100%	100%
Non-U.S. Plans:
Insurance contract, real estate, cash and other[1]	45%	31%	19% - 39%
Fixed income securities[1]	35%	55%	47% - 57%
Equity securities	20%	14%	14% - 24%
	100%	100%
_____________________________
1 As of December 31, 2021, £122 million in the Company’s non-U.S. plans was deemed cash in-transit, driving the variances between actual allocation and target allocation.

The Company’s investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. In each asset

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
category, separate portfolios are maintained for additional diversification. Investment managers are retained in each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2021 and 2020. A portion of pension assets is invested in common and commingled trusts.

The Company expects to contribute a total of $20 million to $30 million into its defined benefit pension plans during 2022. Of the $20 million to $30 million in projected 2022 contributions, $7 million are contractually obligated, while any remaining payments would be discretionary.

Refer to Note 16, “Fair Value Measurements,” to the Consolidated Financial Statements for more detail surrounding the fair value of each major category of plan assets, as well as the inputs and valuation techniques used to develop the fair value measurements of the plans’ assets at December 31, 2021 and 2020.

See the table below for a breakout of net periodic benefit cost between U.S. and non-U.S. pension plans:

	Pension benefits						Other postretirement employee benefits
	Year Ended December 31,
	2021		2020		2019		Year Ended December 31,
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	2021	2020	2019
Service cost	$—	$25	$—	$21	$—	$18	$—	$—	$—
Interest cost	3	30	5	16	8	12	1	2	3
Expected return on plan assets	(10)	(83)	(10)	(36)	(11)	(22)	—	—	—
Settlements, curtailments and other	2	(2)	—	5	27	1	—	—	—
Amortization of unrecognized prior service (credit) cost	(1)	—	—	—	(1)	—	(3)	(4)	(4)
Amortization of unrecognized loss	4	13	3	11	4	9	1	1	1
Net periodic cost (income)	$(2)	$(17)	$(2)	$17	$27	$18	$(1)	$(1)	$—

The components of net periodic benefit cost other than the service cost component are included in Other postretirement income in the Consolidated Statements of Operations.

The Company’s weighted-average assumptions used to determine the benefit obligations for its defined benefit pension and other postretirement employee benefit plans were as follows:

	December 31,
(percent)	2021	2020
U.S. pension plans:
Discount rate	2.73	2.31
Rate of compensation increase	N/A	N/A
U.S. other postretirement employee benefit plans:
Discount rate	2.46	1.93
Rate of compensation increase	N/A	N/A
Non-U.S. pension plans:
Discount rate[1]	1.97	1.44
Rate of compensation increase	3.21	3.23
________________
1 Includes 1.91% and 1.39% for the U.K. pension plans for December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted-average assumptions used to determine the net periodic benefit cost/(income) for its defined benefit pension and other postretirement employee benefit plans were as follows:

	Year Ended December 31,
(percent)	2021	2020
U.S. pension plans:
Discount rate	2.31	3.17
Effective interest rate on benefit obligation	1.62	2.73
Expected long-term rate of return on assets	5.75	6.00
Average rate of increase in compensation	N/A	N/A
U.S. other postretirement plans:
Discount rate	1.93	2.95
Effective interest rate on benefit obligation	1.21	2.50
Expected long-term rate of return on assets	N/A	N/A
Average rate of increase in compensation	N/A	N/A
Non-U.S. pension plans:
Discount rate[1]	1.44	1.69
Effective interest rate on benefit obligation	1.24	2.19
Expected long-term rate of return on assets[2]	4.10	4.75
Average rate of increase in compensation	3.23	3.10
________________
1 Includes 1.39% and 1.82% for the U.K. pension plans for December 31, 2021 and 2020, respectively.
2 Includes 4.00% and 3.97% for the U.K. pension plans for December 31, 2021 and 2020, respectively.

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

The estimated future benefit payments for the pension and other postretirement employee benefits are as follows:

	Pension benefits		Other postretirement employee benefits
(in millions)
Year	U.S.	Non-U.S.
2022	$19	$73	$7
2023	14	75	6
2024	13	74	6
2025	13	77	5
2026	13	81	5
2027-2031	55	462	16
The weighted-average rate of increase in the per capita cost of covered health care benefits is projected to range from 6.25% in 2022 down to an ultimate trend rate of 4.75%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 19    STOCK-BASED COMPENSATION

The Company has granted restricted common stock and restricted stock units (collectively, “restricted stock”) and performance share units as long-term incentive awards to employees and non-employee directors under the BorgWarner Inc. 2018 Stock Incentive Plan (“2018 Plan”). The Company’s Board of Directors adopted the 2018 Plan in February 2018, and the Company’s stockholders approved the 2018 Plan at the annual meeting of stockholders on April 25, 2018. The 2018 Plan authorizes the issuance of a total of 7 million shares, of which approximately 4 million shares were available for future issuance as of December 31, 2021.

Restricted Stock: The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2021, restricted stock in the amount of 1.2 million shares and less than 0.1 million shares were granted to employees and non-employee directors, respectively. The value of the awards is recognized as compensation expense ratably over the restriction periods. As of December 31, 2021, there was $45 million of unrecognized compensation expense related to restricted stock that will be recognized over a weighted average period of approximately 1.2 years.

Restricted stock compensation expense recorded in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Restricted stock compensation expense	$37	$31	$30
Restricted stock compensation expense, net of tax	$28	$23	$23

A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at January 1, 2019	1,516	$42.97
Granted	1,082	$41.66
Vested	(724)	$36.81
Forfeited	(210)	$44.82
Nonvested at December 31, 2019	1,664	$44.26
Granted	810	$33.94
Vested	(600)	$44.85
Forfeited	(80)	$40.20
Converted[1]	346	$39.54
Nonvested at December 31, 2020	2,140	$39.58
Granted	1,175	$43.66
Vested	(845)	$43.34
Forfeited	(107)	$39.86
Nonvested at December 31, 2021	2,363	$40.24
________________
1 Represents outstanding Delphi Technologies restricted stock converted to BorgWarner restricted stock. The Delphi Technologies awards were converted using an exchange ratio of 0.4307 at the close of the acquisition.

Performance share units: The Company grants performance share units to members of senior management that vest at the end of three-year periods based the following metrics:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•Total Stockholder Return Units: This performance metric is based on the Company’s market performance in terms of total shareholder return relative to a peer group of automotive and industrial companies. Based on the Company’s relative ranking within the performance peer group, it is possible for none of the awards to vest or for a range of up to 200% of the target shares to vest.
The Company recognizes compensation expense relating to this performance share plan ratably over the performance period regardless of whether the market conditions are expected to be achieved. Compensation expense associated with the performance share plans is calculated using a lattice model (Monte Carlo simulation).
As of December 31, 2021, there was $8 million of unrecognized compensation expense related to total stockholder return units that will be recognized over a weighted average period of approximately 1.8 years.
•Relative Revenue Growth Units: This performance metric is based on the Company’s performance in terms of revenue growth relative to the vehicle market over three-year performance periods. Based on the Company’s relative revenue growth in excess of the industry vehicle production, it is possible for none of the awards to vest or for a range of up to 200% of the target shares to vest.
The value of this performance share award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance share plan over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to the new projections.
As of December 31, 2021, there was $3 million of unrecognized compensation expense related to relative revenue growth units that will be recognized over a weighted average period of approximately 1.0 years. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2021.
•Adjusted Earnings Per Share Units: Introduced in the first quarter of 2020, this performance metric is based on the Company’s earnings per share adjusted for certain one-time items and non-operating gains and losses against a pre-defined target measured in the third year of the performance period.
The value of this performance share award is determined by the adjusted earnings per share performance. The Company recognizes compensation expense relating to this performance share plan over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly, and the expense is adjusted according to the new projections.
As of December 31, 2021, there was $1 million of unrecognized compensation expense related to adjusted earnings per share units that will be recognized over a weighted average period of approximately 1 years.
•eProducts Revenue Mix: Introduced in the first quarter of 2021, this performance metric is based on the Company’s total revenue derived from eProducts in relation to its total proforma revenue in 2023. Based on the Company’s eProducts revenue mix, it is possible for none of the awards to vest or for a range of up to 200% of the target shares to vest.

The value of this performance share award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance share plan over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to the new projections.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2021, there was $9 million of unrecognized compensation expense related to the eProducts revenue mix units that will be recognized over a weighted average period of approximately 2.0 years. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2021.

•Cumulative Free Cash Flow: Introduced in the first quarter of 2021, this performance metric is based on the Company’s performance in terms of its operating cash flow, less capital expenditures, for the 3-year period from 2021-2023. Based on the Company’s cumulative free cash flow, it is possible for none of the awards to vest or for a range of up to 200% of the target shares to vest.

The value of this performance share award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance share plan over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to the new projections.

As of December 31, 2021, there was $4 million of unrecognized compensation expense related to the cumulative free cash flow units that will be recognized over a weighted average period of approximately 2.0 years. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2021.

The amounts expensed and common stock issued for performance share units for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021		2020		2019
	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)
Total Stockholder Return	$6	—	$5	165	$5	—
Other Performance-Based	18	148	5	340	7	315
Total	$24	148	$10	505	$12	315

A summary of the status of the Company’s nonvested performance share units for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Total Stockholder Return		Other Performance-Based
	Number of shares (in thousands)	Weighted average grant date fair value	Number of shares (in thousands)	Weighted average grant date fair value
Nonvested at January 1, 2019	297	$60.35	297	$47.03
Granted	196	$51.52	196	$41.90
Vested	(160)	$45.78	(160)	$40.10
Forfeited	(93)	$55.82	(93)	$44.30
Nonvested at December 31, 2019	240	$64.61	240	$48.52
Granted	137	$28.55	253	$34.15
Vested	(89)	$69.75	(89)	$51.29
Forfeited	(17)	$57.36	(19)	$44.19
Nonvested at December 31, 2020	271	$45.20	385	$38.66
Granted	135	$70.39	404	$45.30
Vested	(143)	$47.93	(143)	$41.92
Forfeited	(4)	$37.28	(6)	$36.79
Nonvested at December 31, 2021	259	$56.90	640	$42.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity within accumulated other comprehensive loss:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Other	Total
Beginning Balance, January 1, 2019	$(442)	$—	$(234)	$2	$(674)
Comprehensive (loss) income before reclassifications	(51)	(1)	(29)	(2)	(83)
Income taxes associated with comprehensive (loss) income before reclassifications	(4)	—	4	—	—
Reclassification from accumulated other comprehensive (loss) income	—	1	37	—	38
Income taxes reclassified into net earnings	—	—	(8)	—	(8)
Ending Balance December 31, 2019	$(497)	$—	$(230)	$—	$(727)
Comprehensive (loss) income before reclassifications	133	(1)	(131)	—	1
Income taxes associated with comprehensive (loss) income before reclassifications	43	—	18	—	61
Reclassification from accumulated other comprehensive (loss) income	—	1	16	—	17
Income taxes reclassified into net earnings	—	—	(3)	—	(3)
Ending Balance December 31, 2020	$(321)	$—	$(330)	$—	$(651)
Comprehensive (loss) income before reclassifications[1]	(59)	(4)	255	—	192
Income taxes associated with comprehensive (loss) income before reclassifications	(43)	—	(64)	—	(107)
Reclassification from accumulated other comprehensive (loss) income	—	4	14	—	18
Income taxes reclassified into net earnings	—	—	(3)	—	(3)
Ending Balance December 31, 2021	$(423)	$—	$(128)	$—	$(551)
_____________________________
1 The increase in the defined benefit postretirement plans comprehensive income before reclassifications is primarily due to actuarial gains during the period. Refer to Note 18 “Retirement Benefit Plans,” for more information.

The change in other comprehensive income for the Company’s noncontrolling interest entities is related to foreign currency translation.

NOTE 21    CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints that are currently pending will have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company previously disclosed a warranty claim that an OEM customer asserted. The claim was related to certain combustion-related products, and the Company and the customer continued to work through the warranty process in the fourth quarter of 2021. In December 2021, as a result of discussions that occurred in the fourth quarter, the Company (without any admission of liability) and the customer reached an agreement to fully resolve the claim for $130 million, which the Company paid in 2021. For the year ended December 31, 2021, the Company recorded cumulative charges of $124 million in connection with the warranty claim. The Company is pursuing a partial recovery of this claim through its insurance coverage. However, there is no assurance that there will be any recovery.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 26 such sites as of December 31, 2021 and 2020. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company has an accrual for environmental liabilities of $7 million as of December 31, 2021 and 2020, included in Other current and Other non-current liabilities in the Consolidated Balance Sheets. This accrual is based on information available to the Company (which in most cases includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives).

Asbestos-related Activity

Like many other industrial companies that have historically operated in the United States, the Company, or parties that the Company is obligated to indemnify, has been named as one of many defendants in asbestos-related personal injury actions. Morse TEC, a former wholly-owned subsidiary of the Company, was the obligor for the Company’s previously recorded asbestos-related liabilities and the policyholder of the related insurance assets.

Derecognition of Morse TEC

On October 30, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Enstar. Pursuant to the Purchase Agreement, the Company transferred 100% of the equity interests of Morse TEC to Enstar. In connection with this transfer, the Company contributed approximately $172 million in cash to Morse TEC. As Morse TEC was the obligor for the Company’s asbestos-related liabilities and policyholder of the related insurance assets, the rights and obligations related to these items transferred upon the sale, and pursuant to the Purchase Agreement, Morse TEC indemnified the Company and its affiliates for asbestos-related liabilities as more specifically described in the Purchase Agreement. This indemnification obligation with respect to Asbestos-Related Liabilities (as such terms are defined in the Purchase Agreement) is not subject to any cap or time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
limitation. Following the completion of this transfer, the Company has no obligation with respect to previously recorded asbestos-related liabilities. During the year ended December 31, 2019, in accordance with ASC Topic 810, this subsidiary was derecognized as the Company ceased to control the entity, and the Company removed the associated assets and liabilities from the Consolidated Balance Sheet, resulting in a pre-tax gain of $177 million. In addition, the Company recorded tax expense as a result of the reversal of the previously recorded deferred tax assets related to the asbestos liabilities of $173 million, resulting in an after-tax gain of $4 million.

The Company had certain insurance coverage applicable to asbestos-related claims. The rights to this insurance were transferred with Morse TEC upon the sale of its membership interests. Prior to the derecognition, the coverage was the subject of litigation that remained pending at the time of the derecognition.

During the year ended December 31, 2019, the Company paid $38 million in asbestos-related claim resolution costs and associated defense costs. Asbestos-related claim resolution costs and associated defense costs were reflected in the Company’s operating cash flows.

NOTE 22    LEASES AND COMMITMENTS

The Company’s lease agreements primarily consist of real estate property, such as manufacturing facilities, warehouses, and office buildings, in addition to personal property, such as vehicles, manufacturing and information technology equipment. The Company determines whether a contract is or contains a lease at contract inception. The majority of the Company's lease arrangements are comprised of fixed payments and a limited number of these arrangements include a variable payment component based on certain index fluctuations. As of December 31, 2021, a significant portion of the Company’s leases were classified as operating leases.

Generally, the Company’s operating leases have renewal options that extend the lease terms, and some include options to terminate the agreement or purchase the leased asset. The amortizable life of these assets is the lesser of its useful life or the lease term, including renewal periods reasonably assured of being exercised at lease inception.

All leases with an initial term of 12 months or less without an option to extend or purchase the underlying asset that the Company is reasonably certain to exercise (“short-term leases”) are not recorded on the Consolidated Balance Sheet and lease expense is recognized on a straight-line basis over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the lease assets and lease liabilities as of December 31, 2021 and 2020:

		December 31,
(in millions)		2021	2020
Assets	Balance Sheet Location
Operating leases	Other non-current assets	$185	$211
Finance leases	Property, plant and equipment, net	11	12
Total lease assets		$196	$223

Liabilities
Current
Operating leases	Other current liabilities	$43	$47
Finance leases	Notes payable and other short-term debt	2	2
Non-current
Operating leases	Other non-current liabilities	152	172
Finance leases	Long-term debt	11	12
Total lease liabilities		$208	$233

The following table presents lease obligations arising from obtaining leased assets for the years ended December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, approximately $6 million and $159 million of these lease obligations were assumed in the acquisition of AKASOL on June 4, 2021 and Delphi Technologies on October 1, 2020, respectively.

	December 31,
(in millions)	2021	2020
Operating leases	$27	$152
Finance leases	1	14
Total lease obligations	$28	$166

The following table presents the maturity of lease liabilities as of December 31, 2021:

(in millions)	Operating leases	Finance leases
2022	$47	$3
2023	33	2
2024	29	2
2025	26	2
2026	23	2
After 2026	54	4
Total (undiscounted) lease payments	$212	$15
Less: Imputed interest	17	2
Present value of lease liabilities	$195	$13

In the years ended December 31, 2021, 2020 and 2019, the Company recorded operating lease expense of $57 million, $29 million and $24 million, respectively.

In the years ended December 31, 2021, 2020 and 2019, the operating cash flows for operating leases were $54 million, $29 million and $24 million, respectively.

In the years ended December 31, 2021, 2020 and 2019, the Company recorded short-term lease costs of $21 million, $21 million and $18 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Finance lease costs and related cash flows were immaterial for the periods presented.

ASC Topic 842 requires that the rate implicit in the lease be used if readily determinable. Generally, implicit rates are not readily determinable in the Company’s agreements, so the incremental borrowing rate is used instead for such lease arrangements. The incremental borrowing rates are determined using rates specific to the term of the lease, economic environments where lease activity is concentrated, value of lease portfolio, and assuming full collateralization of the loans. The following table presents the terms and discount rates:

	December 31,
	2021	2020
Weighted-average remaining lease term (years)
Operating leases	7	8
Finance leases	7	8
Weighted-average discount rate
Operating leases	2.0%	2.0%
Finance leases	3.0%	3.1%

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future, and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards described in Note 19, “Stock-Based Compensation,” to the Consolidated Financial Statements are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 0.8 million and 0.2 million of performance share units excluded from the computation of the diluted earnings per share for the years ended December 31, 2021 and 2020, respectively, because the related performance criteria had not been met as of the balance sheet dates.

As a result of the acquisition of Delphi Technologies, approximately 37 million shares were issued on October 1, 2020, which resulted in dilution of approximately 9 million shares on a year-to-date basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions except share and per share amounts)	2021	2020	2019
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$537	$500	$746
Weighted average shares of common stock outstanding	238.1	213.0	205.7
Basic earnings per share of common stock	$2.25	$2.35	$3.63

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$537	$500	$746
Weighted average shares of common stock outstanding	238.1	213.0	205.7
Effect of stock-based compensation	1.4	1.0	1.1
Weighted average shares of common stock outstanding including dilutive shares	239.5	214.0	206.8
Diluted earnings per share of common stock	$2.24	$2.34	$3.61

Antidilutive stock-based awards excluded from the calculation of diluted earnings per share	—	—	0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 24    REPORTING SEGMENTS AND RELATED INFORMATION

The Company’s business is aggregated into four reporting segments which are further described below. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.

•Air Management. This segment develops and manufactures products to improve fuel economy, reduce emissions and enhance performance. The Air Management segment’s technologies include turbochargers, eBoosters, eTurbos, timing systems, emissions systems, thermal systems, gasoline ignition technology, smart remote actuators, powertrain sensors, canisters, cabin heaters, battery modules and systems, battery packs, battery heaters and battery charging.
•e-Propulsion & Drivetrain. This segment develops and manufactures products to improve fuel economy, reduce emissions and enhance performance in combustion, hybrid and electric vehicles. The e-Propulsion & Drivetrain segment’s technologies include rotating electrical components, power electronics, control modules, software, friction and mechanical products for automatic transmissions and torque-management products.
•Fuel Injection. This segment includes gasoline and diesel fuel injection components and systems. The gasoline fuel injection portfolio includes a full suite of fuel injection technologies – including pumps, injectors, fuel rail assemblies and complete systems – that deliver greater efficiency for traditional and hybrid vehicles with gasoline combustion engines.
•Aftermarket. Through this segment, the Company sells products and services to independent aftermarket customers and original equipment service customers. The aftermarket product portfolio includes a wide range of solutions covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories.

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

The following tables show segment information and Segment Adjusted EBIT for the Company’s reporting segments:

2021 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)	Customers	Inter-segment	Net
Air Management	$7,146	$152	$7,298	$6,729	$305	$281
e-Propulsion & Drivetrain	5,209	169	5,378	5,527	284	237
Fuel Injection	1,637	189	1,826	1,782	142	110
Aftermarket	846	7	853	815	5	4
Inter-segment eliminations	—	(517)	(517)	—	—	—
Total	14,838	—	14,838	14,853	736	632
Corporate[2]	—	—	—	1,722	36	34
Consolidated	$14,838	$—	$14,838	$16,575	$772	$666

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2020 Segment information
	Net sales			Year-end assets	Depreciation/ amortization[3]	Long-lived asset expenditures[1]
(in millions)	Customers	Inter-segment	Net
Air Management	$5,598	$80	$5,678	$5,714	$241	$210
e-Propulsion & Drivetrain	3,940	49	3,989	5,412	261	192
Fuel Injection	435	44	479	1,964	32	21
Aftermarket	192	2	194	806	2	2
Inter-segment eliminations	—	(175)	(175)	—	—	—
Total	10,165	—	10,165	13,896	536	425
Corporate[2]	—	—	—	2,133	32	16
Consolidated	$10,165	$—	$10,165	$16,029	$568	$441

2019 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)	Customers	Inter-segment	Net
Air Management	$6,153	$61	$6,214	$4,536	$227	$219
e-Propulsion & Drivetrain	4,015	—	4,015	4,075	183	254
Inter-segment eliminations	—	(61)	(61)	—	—	—
Total	10,168	—	10,168	8,611	410	473
Corporate[2]	—	—	—	1,091	29	8
Consolidated	$10,168	$—	$10,168	$9,702	$439	$481
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.
[2] Corporate assets include cash and cash equivalents, investments and long-term receivables, and deferred income taxes.
3 In 2020, e-Propulsion & Drivetrain includes $38 million related to accelerated amortization for certain intangibles, refer to Note 12, “Goodwill and Other Intangibles,” for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Adjusted earnings before interest, income taxes and noncontrolling interest (“Segment Adjusted EBIT”)

	Year Ended December 31,
(in millions)	2021	2020	2019
Air Management	$1,070	$762	$995
e-Propulsion & Drivetrain	486	359	443
Fuel Injection	170	39	—
Aftermarket	107	22	—
Segment Adjusted EBIT	1,833	1,182	1,438
Corporate, including stock-based compensation	302	192	206
Restructuring expense	163	203	72
Customer warranty settlement (Note 21)	124	—	—
Merger, acquisition and divestiture expense	50	96	11
Loss on sales of businesses	29	—	7
Asset impairments and lease modifications	17	17	—
Net gain on insurance recovery for property damage	(3)	(9)	—
Intangible asset accelerated amortization (Note 12)	—	38	—
Amortization of inventory fair value adjustment	—	27	—
Gain on derecognition of subsidiary (Note 21)	—	—	(177)
Unfavorable arbitration loss	—	—	14
Officer stock awards modification	—	—	2
Equity in affiliates' earnings, net of tax	(48)	(18)	(32)
Unrealized loss (gain) on equity securities	362	(382)	—
Interest expense, net	93	61	43
Other postretirement (income) expense	(45)	(7)	27
Earnings before income taxes and noncontrolling interest	789	964	1,265
Provision for income taxes	150	397	468
Net earnings	639	567	797
Net earnings attributable to the noncontrolling interest, net of tax	102	67	51
Net earnings attributable to BorgWarner Inc.	$537	$500	$746

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Information

During the year ended December 31, 2021, approximately 83% of the Company’s consolidated net sales were outside the United States (“U.S.”), attributing sales to the location of production rather than the location of the customer. Outside the U.S., China, Mexico, Germany, Poland, South Korea and the United Kingdom exceeded 5% of consolidated net sales during the year ended December 31, 2021. The Company’s investments in equity securities are excluded from the definition of long-lived assets, as are goodwill and certain other non-current assets.

	Net sales			Long-lived assets
(in millions)	2021	2020	2019	2021	2020	2019
United States	$2,490	$2,023	$2,335	$625	$937	$752
Europe:
Germany	1,342	1,175	1,507	405	338	328
Poland	1,121	696	627	324	352	180
United Kingdom	821	276	171	215	229	56
Hungary	469	458	589	193	184	164
Other Europe	1,452	954	916	520	620	229
Total Europe	5,205	3,559	3,810	1,657	1,723	957
China	3,518	2,269	1,711	1,042	1,055	605
Mexico	1,736	1,035	1,040	623	367	247
South Korea	1,096	814	786	256	301	221
Other foreign	793	465	486	192	208	152
Total	$14,838	$10,165	$10,168	$4,395	$4,591	$2,934

Sales to Major Customers

Consolidated net sales to Ford (including its subsidiaries) were approximately 10%, 13% and 15% for the years ended December 31, 2021, 2020 and 2019, respectively. Consolidated net sales to Volkswagen (including its subsidiaries) were approximately 9%, 11% and 11% for the years ended December 31, 2021, 2020 and 2019. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.

Sales by Product Line

Sales of turbochargers for light vehicles represented approximately 19%, 24% and 28% of consolidated net sales for the years ended December 31, 2021, 2020 and 2019, respectively. No other single product line accounted for more than 10% of consolidated net sales in any of the years presented.

Subsequent Event
In January 2022, the Company announced that the starter and alternator business currently reported in its e-Propulsion & Drivetrain segment will transition to the Aftermarket segment effective January 1, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 25    OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended December 31,
(in millions)	2021	2020	2019
OPERATING
Net earnings	$639	$567	$797
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and tooling amortization	684	479	400
Intangible asset amortization	88	89	39
Restructuring expense, net of cash paid	123	135	30
Stock-based compensation expense	62	41	42
Loss on sales of businesses	29	—	7
Loss on debt extinguishment	20	—	—
Asset impairments	14	17	—
Unrealized loss (gain) on equity securities	362	(382)	—
Deferred income tax (benefit) provision	(180)	123	186
Gain on insurance recovery received for property damages	(5)	(9)	—
Tax reform adjustments to provision for income taxes	—	—	16
Pre-tax gain on derecognition of subsidiary	—	—	(177)
Other non-cash adjustments	(31)	(13)	27
Net earnings adjustments to reconcile to net cash flows from operations	1,805	1,047	1,367
Retirement plan contributions	(30)	(182)	(38)
Derecognition of a subsidiary	—	—	(172)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(59)	27	19
Inventories	(268)	(28)	(36)
Prepayments and other current assets	11	23	(18)
Accounts payable and accrued expenses	(134)	186	(123)
Prepaid taxes and income taxes payable	8	35	(8)
Other assets and liabilities	(27)	76	17
Net cash provided by operating activities	$1,306	$1,184	$1,008

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net	$130	$97	$72
Income taxes, net of refunds	$342	$205	$243
Non-cash investing transactions:
Period end accounts payable related to property, plant and equipment purchases	$142	$182	$102

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). As permitted by Securities and Exchange Commission guidance, management excluded from its assessment of internal control over financial reporting AKASOL AG which was acquired on June 4, 2021 and accounted for approximately 1.3% of consolidated total assets and 0.5% of consolidated net sales of the Company, as of and for the year ended December 31, 2021, respectively. Based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of December 31, 2021 as stated in its report included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over the financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information with respect to directors, executive officers and corporate governance that appears in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders under the captions “Election of Directors,” “Information on Nominees for Directors,” “Board Committees,” “Compensation Committee Report,” “Delinquent Section 16(a) Reports,” and “Code of Ethics” is incorporated herein by this reference and made a part of this report.

Code of Ethics
The Company has long maintained a Code of Ethical Conduct, updated from time to time, which is applicable to all directors, officers, and employees of the Company. In addition, the Company has adopted a Code of Ethics for CEO and Senior Financial Officers, which applies to the Company’s CEO, CFO, Treasurer, and Controller. Each of these codes is posted on the Company’s website at www.borgwarner.com. The Company intends to disclose any amendments to, or waivers from, a provision of its Code of Ethical Conduct or Code of Ethics for CEO and Senior Financial Officers on its website within four business days following the date of any amendment or waiver.

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

One Form 4 was filed one business day late, on behalf of Stefan Demmerle, with respect to one sales transaction, due to delays attributable to Dr. Demmerle’s investment brokers. Otherwise, based on information provided to the Company by each director and executive officer, the Company believes all beneficial ownership reports, required to be filed in 2021 were timely.

Item 11.    Executive Compensation

Information with respect to director and executive compensation that will appear in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Restricted Stock,” “Long-Term Equity Incentives,” and “Change of Control Agreements” is incorporated herein by this reference and made a part of this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership and certain beneficial owners and management and related stockholders matters that will appear in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by this reference and made a part of this report.

For information regarding the Company's equity compensation plans, see Item 5 “Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information with respect to certain relationships and related transactions and director independence that will appear in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions, and Director Independence” is incorporated herein by this reference and made a part of this report.

Item 14.    Principal Accountant Fees and Services

Information with respect to principal accountant fees and services that will appear in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders under the caption “Fees Paid to PwC” is incorporated herein by this reference and made a part of this report.

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

4.9	Description of Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed February 13, 2020).

10.1
Business Combination Agreement, dated February 15, 2021, by and among BorgWarner Inc., Blitz F21-842 AG and Akasol AG (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.2
Agreement of Irrevocable Undertaking, dated February 15, 2021, among Sven Schulz, Sven Schulz Group GmbH, BorgWarner Inc. and Blitz F21-842 AG (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.3
Agreement of Irrevocable Undertaking, dated February 15, 2021, among Stephen Raiser, BorgWarner Inc. and Blitz F21-842 AG (incorporate by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 26, 2021).

Exhibit Number	Description

10.4
Agreement of Irrevocable Undertaking, dated February 15, 2021, among Felix von Borck, BorgWarner Inc. and Blitz F21-842 AG (incorporated by reference to Exhibit 10.4 on the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.5
Agreement of Irrevocable Undertaking, dated February 15, 2021, among Dr. Björn Eberleh, BorgWarner Inc. and Blitz F21-842 AG (incorporated by reference to Exhibit 10.5 on the Company’s Current Report on Form 8-K filed on March 26, 2021).

10.6
Amendment No. 1 to Credit Agreement, dated as of November 16, 2021, between BorgWarner In. and Bank of America, as administrative agent (incorporated by reference to Exhibit 99.1 on the Company’s Current Report on Form 8-K filed on November 18, 2021).

10.7
Fourth Amended and Restated Credit Agreement, dated as of March 13, 2020, among the Company, as borrower, the Administrative Agent named therein, and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 16, 2020).

†10.8	Form of 2021 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Employees.*

†10.9	Form of 2021 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Units Agreement for Non-U.S. Employees.*

†10.10	Form of 2021 BorgWarner Inc. 2018 Stock Incentive Plan Performance Share Award Agreement.*

†10.11	Form of 2021 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors.*

†10.12
Form of 2020 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020).

†10.13
Form of 2020 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Units Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020).

†10.14
Form of 2020 BorgWarner Inc. 2018 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020).

†10.15
Form of 2020 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 5, 2020).

†10.16
Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 25, 2019).

†10.17
Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Units Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 25, 2019).

†10.18
Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Performance Share Award Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 25, 2019).

†10.19
Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 25, 2019).

†10.20
Form of 2019 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-U.S. Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on July 25, 2019).

Exhibit Number	Description

†10.21	BorgWarner Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed March 16, 2018).

†10.22
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

†10.24
Form of 2018 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019).

†10.25
Amended and Restated BorgWarner Inc. Management Incentive Bonus Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019).

†10.26
BorgWarner Inc. Retirement Savings Excess Benefit Plan, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019).

†10.27
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

†10.31
Form of Amended and Restated Change of Control Employment Agreement for Executive Officers (effective 2009) (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 19, 2019).

†10.32
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

†10.34
Revised Offer Letter, dated as of June 7, 2020, between BorgWarner Inc. and Daniel R. Etue (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 5, 2020).

10.35
Distribution and Indemnity Agreement, dated as of January 27, 1993, between Borg-Warner Automotive, Inc. and Borg-Warner Security (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017 filed September 28, 2018).

10.36
Assignment of Trademarks and License Agreement, dated as of November 2, 1994, between Borg-Warner Security Corporation and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017 filed September 28, 2018).

10.37
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
Frederic B. Lissalde
President and Chief Executive Officer
Date: February 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 15th day of February, 2022.

Signature	Title

/s/ Frederic B. Lissalde	President and Chief Executive Officer
Frederic B. Lissalde	(Principal Executive Officer) and Director

/s/ Kevin A. Nowlan	Executive Vice President and Chief Financial Officer
Kevin A. Nowlan	(Principal Financial Officer)

/s/ Daniel R. Etue	Vice President and Controller
Daniel R. Etue	(Principal Accounting Officer)

/s/ Nelda J. Connors
Nelda J. Connors	Director

/s/ Dennis C. Cuneo
Dennis C. Cuneo	Director

/s/ Sara A. Greenstein
Sara A. Greenstein	Director

/s/ David S. Haffner
David S. Haffner	Director

/s/ Michael S. Hanley
Michael S. Hanley	Director

/s/ Paul A. Mascarenas
Paul A. Mascarenas	Director

/s/ Shaun E. McAlmont
Shaun E. McAlmont	Director

/s/ Deborah D. McWhinney
Deborah D. McWhinney	Director

/s/ Alexis P. Michas
Alexis P. Michas	Director and Non-Executive Chairman