Form 10-Q
period 2022-03-31
BORGWARNER INC
filed 2022-05-04
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of April 29, 2022, the registrant had 239,574,862 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2022

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may constitute forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “guidance,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”), are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Forward-looking statements are not guarantees of performance, and the Company’s actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include supply disruptions impacting us or our customers, such as the current shortage of semiconductor chips that has impacted original equipment manufacturer (“OEM”) customers and their suppliers, including us; commodities availability and pricing; competitive challenges from existing and new competitors including OEM customers; the challenges associated with rapidly-changing technologies, particularly as relates to electric vehicles, and our ability to innovate in response; uncertainties regarding the extent and duration of impacts of matters associated with the COVID-19/coronavirus pandemic (“COVID-19”), including additional production disruptions; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; potential disruptions in the global economy caused by Russia’s invasion of Ukraine; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis including our 2021 acquisition of AKASOL AG (“AKASOL”) and our 2020 acquisition of Delphi Technologies PLC (“Delphi Technologies”); the ability to identify appropriate combustion portfolio businesses for disposition and consummate planned dispositions on acceptable terms; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; our dependence on automotive and truck production, both of which are highly cyclical and subject to disruptions; our reliance on major OEM customers; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and the other risks, noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in our most recently-filed Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), this report includes non-GAAP financial measures. We believe that these non-GAAP financial measures provide additional information that is useful to investors in understanding the underlying performance and trends of the Company. Readers should be aware that non-GAAP financial measures have inherent limitations and should be cautious with respect to the use of such measures. To compensate for these limitations, we use non-GAAP measures as comparative tools, together with GAAP measures, to assist in the evaluation of our operating performance or financial condition. We ensure that these measures are calculated using the appropriate GAAP components in their entirety and that they are computed in a manner intended to facilitate consistent period-to-period comparisons. Our method of calculating these non-GAAP measures may differ from methods used by other companies. These non-GAAP measures should not be considered in isolation or as a substitute for those financial measures prepared in accordance with GAAP. Where non-GAAP financial measures are used, the most directly comparable GAAP or regulatory financial measure, as well as the reconciliation to the most directly comparable GAAP financial measure, can be found in this report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,501	$1,841
Restricted cash	3	3
Receivables, net	3,166	2,898
Inventories, net	1,644	1,534
Prepayments and other current assets	326	321
Total current assets	6,640	6,597

Property, plant and equipment, net	4,337	4,395
Investments and long-term receivables	473	530
Goodwill	3,388	3,279
Other intangible assets, net	1,147	1,091
Other non-current assets	693	683
Total assets	$16,678	$16,575

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$64	$66
Accounts payable	2,465	2,276
Other current liabilities	1,330	1,456
Total current liabilities	3,859	3,798

Long-term debt	4,223	4,261
Retirement-related liabilities	270	290
Other non-current liabilities	988	964
Total liabilities	9,340	9,313

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,617	2,637
Retained earnings	6,830	6,671
Accumulated other comprehensive loss	(564)	(551)
Common stock held in treasury, at cost	(1,836)	(1,812)
Total BorgWarner Inc. stockholders’ equity	7,050	6,948
Noncontrolling interest	288	314
Total equity	7,338	7,262
Total liabilities and equity	$16,678	$16,575

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Net sales	$3,874	$4,009
Cost of sales	3,124	3,191
Gross profit	750	818

Selling, general and administrative expenses	388	377
Restructuring expense	15	30
Other operating (income) expense, net	(5)	8
Operating income	352	403

Equity in affiliates’ earnings, net of tax	(8)	(12)
Unrealized loss on equity securities	39	272
Interest expense, net	15	18
Other postretirement income	(9)	(11)
Earnings before income taxes and noncontrolling interest	315	136

Provision for income taxes	91	42
Net earnings	224	94
Net earnings attributable to noncontrolling interest, net of tax	24	29
Net earnings attributable to BorgWarner Inc.	$200	$65

Earnings per share attributable to BorgWarner Inc. — basic	$0.84	$0.27

Earnings per share attributable to BorgWarner Inc. — diluted	$0.84	$0.27

Weighted average shares outstanding:
Basic	238.2	237.7
Diluted	239.0	238.4

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Net earnings attributable to BorgWarner Inc.	$200	$65

Other comprehensive income (loss)
Foreign currency translation adjustments*	(18)	(87)
Hedge instruments*	—	(6)
Defined benefit postretirement plans*	5	8
Total other comprehensive loss attributable to BorgWarner Inc.	(13)	(85)

Comprehensive income (loss) attributable to BorgWarner Inc.*	187	(20)

Net earnings attributable to noncontrolling interest, net of tax	24	29
Other comprehensive loss attributable to noncontrolling interest*	(1)	(5)
Comprehensive income	$210	$4
____________________________________
*    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
OPERATING
Net cash provided by operating activities (see Note 23)	$116	$342
INVESTING
Capital expenditures, including tooling outlays	(177)	(195)
Capital expenditures for damage to property, plant and equipment	—	(2)
Payments for businesses acquired, net of cash acquired	(157)	—
Proceeds from settlement of net investment hedges, net	12	11
Proceeds from (payments for) investments in equity securities	30	(2)
Proceeds from the sale of business, net	25	—
Proceeds from asset disposals and other, net	13	3
Net cash used in investing activities	(254)	(185)
FINANCING
Net increase in notes payable	—	7
Additions to debt	—	22
Payments for debt issuance costs	—	(1)
Repayments of debt, including current portion	(2)	(26)
Payments for purchase of treasury stock	(40)	—
Payments for stock-based compensation items	(17)	(13)
Purchase of noncontrolling interest	(59)	—
Dividends paid to BorgWarner stockholders	(41)	(40)
Dividends paid to noncontrolling stockholders	(36)	—
Net cash used in financing activities	(195)	(51)
Effect of exchange rate changes on cash	(7)	(1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(340)	105
Cash, cash equivalents and restricted cash at beginning of year	1,844	1,650
Cash, cash equivalents and restricted cash at end of period	$1,504	$1,755

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet as of December 31, 2021 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

COVID-19 Pandemic and Other Supply Disruptions

Industry production levels were challenged during 2021 primarily as a result of COVID-19 related constrained supply of components, particularly semiconductor chips. The Company expects production levels to modestly increase during 2022, however these improvements could be partially offset by various global disruptions, including but not limited to, input cost inflation, supply chain shutdowns, a potential more widespread resurgence of COVID-19 and impacts from Russia’s invasion of Ukraine.

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” It is expected to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. The amendments require the following annual disclosures about transactions with a government: (i) information about the nature of the transactions and the related accounting policy used to account for the transactions; (ii) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (iii) significant terms and conditions of the transactions, including commitments and contingencies. This guidance was effective for annual reporting periods beginning after December 15, 2021. The Company adopted this guidance prospectively as of January 1, 2022, and there was no impact on these Condensed Consolidated Financial Statements; however, the Company will include the annual disclosures as required in its Annual Report on Form 10-K for the year ended December 31, 2022.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” It requires entities to apply ASC Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.

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

NOTE 3 ACQUISITIONS

In accordance with ASC Topic 805, “Business Combinations,” acquisitions are recorded using the acquisition method of accounting. The Company recognizes and measures the acquisition date fair value of the identifiable assets acquired, liabilities assumed, and any non-controlling interest using a range a methodologies as indicated by generally accepted valuation practices. Various valuation techniques are used to determine the fair value of intangible assets, with the primary techniques being forms of the income approach, specifically the relief-from-royalty and multi-period excess earnings valuation methods. Under these valuation approaches, the Company is required to make estimates and assumptions from a market participant perspective and may include revenue growth rates, estimated earnings, royalty rates, obsolescence factors, contributory asset charges, customer attrition and discount rates.

Santroll Automotive Components

On March 31, 2022, the Company completed its acquisition of 100% of Santroll Automotive Components (“Santroll”), a carve-out of Santroll Electric Auto’s eMotor business, pursuant to the terms of an Equity Transfer Agreement (“ETA”). The total consideration is $212 million, including approximately ¥1.1 billion ($172 million) of base purchase price and ¥0.25 billion ($40 million) of estimated earn-out payments. The Company paid $157 million of base purchase price in the three months ended March 31, 2022. The remaining $15 million of base purchase price is payable in May 2022 and is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2022. Pursuant to the ETA, the obligation of the Company to remit up to ¥0.3 billion (approximately $47 million) of earn-out payments is contingent upon achievement of certain sales volume targets and certain estimated future volume targets associated with newly awarded business. As of March 31, 2022, the Company’s current estimate of the earn-out payments is approximately $40 million, of which $16 million is recorded in Other current liabilities and $24 million in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. The acquisition is expected to strengthen the Company’s vertical integration, scale and portfolio breadth in light vehicle eMotors while allowing for increased speed to market.

The purchase price was allocated on a provisional basis as of March 31, 2022. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s preliminary estimates, available information, and supportable assumptions that management considered reasonable. Certain estimated values for the acquisition, including goodwill, tangible and intangible assets and deferred taxes, are not yet finalized, and the provisional purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of March 31, 2022, the acquisition date:

(in millions)	Initial Allocation
ASSETS
Receivables, net	$7
Inventories, net	1
Property, plant and equipment, net	9
Goodwill	132
Other intangible assets, net	87
Total assets acquired	236
LIABILITIES
Accounts payable	2
Other non-current liabilities	22
Total liabilities assumed	24
Net assets acquired	$212

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $132 million was recorded within the Company’s e-Propulsion & Drivetrain segment. The goodwill consists of the Company’s expected future economic benefits that will arise from future product sales and the added capabilities from vertical integration of eMotors. The goodwill is not expected to be deductible for tax purposes.

In connection with the acquisition, the Company preliminarily recorded $87 million for intangible assets, primarily for customer relationships and manufacturing processes (know-how). As described above, various valuation techniques were used to determine the provisional fair value of intangible assets. Management used a third-party valuation firm to assist in the determination of the provisional purchase accounting fair values; however, management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

The impact of the Santroll acquisition on net sales and net earnings was immaterial for the three months ended March 31, 2022. Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the current and prior reporting periods is not provided.

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

On August 2, 2021, the Company initiated a merger squeeze-out process under German law for the purpose of acquiring 100% of AKASOL. On December 17, 2021, the shareholders of AKASOL voted to mandatorily transfer to ABBA BidCo. AG, a wholly owned indirect subsidiary of the Company, each issued and outstanding share of AKASOL held by shareholders that did not tender their shares in the Company’s previously completed exchange offer for AKASOL shares (the “Squeeze Out”). In exchange for the AKASOL shares transferred in the Squeeze Out, the Company paid appropriate cash compensation, in the amount of €119.16 per share, which was determined after an assessment by a third-party valuation firm, the adequacy of which was examined by an independent, court-appointed auditor. At December 31, 2021, the noncontrolling interest in AKASOL of approximately €51 million ($58 million) to be acquired through the Squeeze Out was reclassified to Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as it was deemed mandatorily redeemable. No shareholder objections were filed during the statutory contestation period, and on February 10, 2022, the Company completed the registration of the Squeeze Out resulting in 100% ownership. The Company settled the Squeeze Out with AKASOL minority shareholders in the first quarter of 2022.

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

Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the current and prior reporting periods is not provided.

Romeo Power, Inc.

In May 2019, the Company invested $50 million in exchange for a 20% equity interest in Romeo Systems, Inc., now known as Romeo Power, Inc., (“Romeo”) a technology-leading battery module and pack supplier that was then privately held. On December 29, 2020, through the business combination of Romeo Systems, Inc. and special purpose acquisition company RMG Acquisition Corporation, a new entity, Romeo Power, Inc., became a publicly listed company. The Company’s ownership in Romeo was reduced to 14%, and the investment was recorded at fair value on an ongoing basis with changes in fair value being recognized in Unrealized loss on equity securities in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2021, the Company recorded a loss of $272 million, to adjust the carrying value of the Company’s investment to fair value. As of December 31, 2021, the investment’s fair value was $70 million, which is reflected in Investments and long-term receivables in the Company’s Condensed Consolidated Balance Sheet. During the three months ended March 31, 2022, the Company recorded a loss of $39 million and liquidated its investment in Romeo shares at a fair value of $31 million. As of March 31, 2022, the Company no longer holds any investment in Romeo.

In September 2019, the Company and Romeo contributed total equity of $10 million and formed a new joint venture, BorgWarner Romeo Power LLC (“Romeo JV”), in which the Company owned a 60% interest. Romeo JV was a variable interest entity focusing on producing battery module and pack technology. The Company was the primary beneficiary of Romeo JV and had consolidated Romeo JV in its consolidated financial statements. On October 25, 2021, the Company delivered written notice to Romeo that the Company was electing to exercise its right to put its ownership stake in Romeo JV to Romeo. Based on an independent appraisal, the Company’s interest in Romeo JV was valued at $30 million. In February 2022, the Company completed the sale of its 60% interest in Romeo JV for $29 million, the fair value of $30 million reduced by a 5% discount pursuant to the joint venture agreement. During the three months ended March 31, 2022, the Company recorded a gain of $24 million in Other operating (income) expense, net, which represented the difference between the Company’s book value of its interest in Romeo JV compared to the fair value of consideration received. As a result of the sale, the Company has no further rights in or involvement with Romeo JV.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $19 million and $17 million at March 31, 2022 and December 31, 2021, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Condensed Consolidated

Balance Sheets and were $22 million and less than $1 million at March 31, 2022 and $21 million and $1 million at December 31, 2021, respectively. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of March 31, 2022 and December 31, 2021, the Company recorded customer incentive payments of $37 million and $36 million, respectively, in Prepayments and other current assets, and $127 million and $137 million, respectively, in Other non-current assets in the Condensed Consolidated Balance Sheets.
The following tables represent a disaggregation of revenue from contracts with customers by reporting segment and region. Refer to Note 22, “Reporting Segments And Related Information,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended March 31, 2022
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$529	$522	$45	$75	$1,171
Europe	796	240	223	99	1,358
Asia	526	575	144	14	1,259
Other	44	9	18	15	86
Total	$1,895	$1,346	$430	$203	$3,874

	Three Months Ended March 31, 2021
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Aftermarket	Total
North America	$532	$535	$3	$67	$1,137
Europe	833	276	271	102	1,482
Asia	572	602	137	13	1,324
Other	31	6	15	14	66
Total	$1,968	$1,419	$426	$196	$4,009

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

	Three Months Ended March 31, 2022
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Corporate	Total
Employee termination benefits	$7	$—	$1	$—	$8
Other	—	7	—	—	7
Total restructuring expense	$7	$7	$1	$—	$15

	Three Months Ended March 31, 2021
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Injection	Corporate	Total
Employee termination benefits	$14	$4	$3	$—	$21
Other	3	6	—	—	9
Total restructuring expense	$17	$10	$3	$—	$30

The following tables display a rollforward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2022	$126	$13	$139
Restructuring expense, net	8	7	15
Cash payments	(38)	(12)	(50)
Foreign currency translation adjustment and other	(3)	3	—
Balance at March 31, 2022	93	11	104
Less: Non-current restructuring liability	25	2	27
Current restructuring liability at March 31, 2022	$68	$9	$77

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2021	$160	$13	$173
Restructuring expense, net	21	9	30
Cash payments	(54)	(12)	(66)
Balance at March 31, 2021	127	10	137
Less: Non-current restructuring liability	48	3	51
Current restructuring liability at March 31, 2021	$79	$7	$86

2020 Structural Costs Plan In February 2020, the Company announced a restructuring plan to address existing structural costs. During the three months ended March 31, 2022 and 2021, the Company recorded $13 million and $24 million of restructuring charges related to this plan, respectively. Cumulatively, the Company has incurred $264 million of restructuring charges related to this plan. This plan is expected to result in a total of $300 million of restructuring costs through 2022. Nearly all of the restructuring charges are expected to be cash expenditures.

2019 Legacy Delphi Technologies Plan In 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this program post-acquisition and has recorded cumulative charges of $64 million since October 1, 2020, including approximately $2 million and $5 million in restructuring charges during the three months ended March 31, 2022, and 2021, respectively. The majority of the actions under this program have been completed.

The following provides details of restructuring expense incurred by the Company’s reporting segments during the three months ended March 31, 2022 and 2021, related to the two plans discussed above:

Air Management
2020 Structural Costs Plan
•During the three months ended March 31, 2022, the segment recorded $6 million of restructuring costs under this plan. This primarily related to $5 million for a voluntary termination program pursuant to which approximately 25 employees accepted termination packages in 2022.
•During the three months ended March 31, 2021, the segment recorded $15 million of restructuring costs under this plan. This primarily related to $12 million for a voluntary termination program pursuant to which approximately 36 employees accepted termination packages in 2021 and $3 million for other specific actions to reduce structural costs.
2019 Legacy Delphi Technologies Plan
•During the three months ended March 31, 2022 and 2021, the segment recorded $1 million and $2 million of restructuring costs, respectively, primarily related to severance costs.

e-Propulsion & Drivetrain
2020 Structural Costs Plan
•During the three months ended March 31, 2022, the segment recorded $7 million of restructuring costs related to this plan. These costs primarily related to contractual settlements, professional fees and other costs associated with the announced closure of a facility in Europe.
•During the three months ended March 31, 2021, the segment recorded $10 million of restructuring costs related to this plan. Of these costs, $6 million primarily related to severance costs, equipment relocation and professional fees to reduce existing structural costs, and $4 million related to contractual settlements, professional fees and other costs associated with the announced closure of a facility in Europe.
Fuel Injection
2019 Legacy Delphi Technologies Plan
•During the three months ended March 31, 2022 and 2021, the segment recorded $1 million and $3 million of restructuring costs, respectively, under this plan. These costs were primarily for the statutory minimum benefits and incremental one-time termination benefits negotiated with local labor authorities.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2022	2021
Gross R&D expenditures	$232	$200
Customer reimbursements	(41)	(17)
Net R&D expenditures	$191	$183

NOTE 7 OTHER OPERATING (INCOME) EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended March 31,
(in millions)	2022	2021
Merger, acquisition and divestiture expense	$23	$13
Gain on sale of business (Note 3)	(24)	—
Net gain on insurance recovery for property damage	—	(2)
Other income, net	(4)	(3)
Other operating (income) expense, net	$(5)	$8

Merger, acquisition and divestiture expense: During the three months ended March 31, 2022, the Company recorded merger, acquisition and divestiture expense of $23 million, primarily related to professional fees associated with specific acquisition and disposition initiatives. During the three months ended March 31, 2021, the Company recorded merger, acquisition and divestiture expense of $13 million. The expense for 2021 primarily related to professional fees for integration and other support associated with the Company’s acquisition of Delphi Technologies and professional fees associated with the acquisition of AKASOL.

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

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 29% and 31%, respectively.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates which vary from those in the U.S., jurisdictions with pretax losses for which no tax benefit could be realized, U.S. taxes on foreign earnings, the realization of certain business tax credits (including foreign tax credits), and permanent differences between book and tax treatment for certain items (including the Foreign-Derived Intangible Income (“FDII”) deduction and the enhanced deduction of research and development expenses in certain jurisdictions).

NOTE 9 INVENTORIES, NET

A summary of Inventories, net is presented below:

	March 31,	December 31,
(in millions)	2022	2021
Raw material and supplies	$1,114	$1,057
Work in progress	182	175
Finished goods	380	327
FIFO inventories	1,676	1,559
LIFO reserve	(32)	(25)
Inventories, net	$1,644	$1,534

NOTE 10 OTHER CURRENT AND NON-CURRENT ASSETS

Additional detail related to assets is presented below:

	March 31,	December 31,
(in millions)	2022	2021
Prepayments and other current assets:
Prepaid tooling	$75	$81
Prepaid taxes	71	64
Customer incentive payments (Note 4)	37	36
Prepaid engineering	26	27
Contract assets (Note 4)	19	17
Other	98	96
Total prepayments and other current assets	$326	$321

Investments and long-term receivables:
Investment in equity affiliates	$305	$298
Long-term receivables	108	102
Equity securities (Note 3)	60	130
Total investments and long-term receivables	$473	$530

Other non-current assets:
Deferred income taxes	$270	$254
Operating leases	184	185
Customer incentive payments (Note 4)	127	137
Other	112	107
Total other non-current assets	$693	$683

NOTE 11 GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of each year, the Company assesses its goodwill and indefinite lived intangible assets assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. No events or circumstances were noted in the first three months of 2022 requiring additional assessment or testing. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Air Management	e-Propulsion & Drivetrain	Aftermarket	Total
Gross goodwill balance, December 31, 2021	$2,169	$1,301	$311	$3,781
Accumulated impairment losses, December 31, 2021	(502)	—	—	(502)
Net goodwill balance, December 31, 2021	$1,667	$1,301	$311	$3,279
Goodwill during the period:
Acquisition	—	132	—	132
Other, primarily translation adjustment	(28)	(4)	9	(23)
Ending balance, March 31, 2022	$1,639	$1,429	$320	$3,388

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		March 31, 2022			December 31, 2021
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$465	$113	$352	$443	$105	$338
Customer relationships	7 - 15	929	319	610	877	310	567
Miscellaneous	2 - 13	14	7	7	14	7	7
Total amortized intangible assets		1,408	439	969	1,334	422	912
Unamortized trade names		178	—	178	179	—	179
Total other intangible assets		$1,586	$439	$1,147	$1,513	$422	$1,091

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2022	2021
Beginning balance, January 1	$236	$253
Provisions for current period sales	24	28
Adjustments of prior estimates	(2)	13
Payments	(25)	(29)
Other, primarily translation adjustment	(3)	(5)
Ending balance, March 31	$230	$260

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(in millions)	2022	2021
Other current liabilities	$120	$128
Other non-current liabilities	110	108
Total product warranty liability	$230	$236

NOTE 13 NOTES PAYABLE AND DEBT

As of March 31, 2022 and December 31, 2021, the Company had debt outstanding as follows:

	March 31,	December 31,
(in millions)	2022	2021
Short-term borrowings	$60	$62

Long-term debt
3.375% Senior notes due 03/15/25 ($500 million par value)	498	498
5.000% Senior notes due 10/01/25 ($800 million par value)*	884	889
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,090	1,092
7.125% Senior notes due 02/15/29 ($121 million par value)	120	119
1.000% Senior Notes due 05/19/31 (€1,000 million par value)	1,087	1,117
4.375% Senior notes due 03/15/45 ($500 million par value)	494	494
Term loan facilities, finance leases and other	54	56
Total long-term debt	4,227	4,265
Less: current portion	4	4
Long-term debt, net of current portion	$4,223	$4,261
_____________________________
*Includes the fair value step-up from the Delphi Technologies acquisition, which was based on observable market data and will be amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of March 31, 2022 and December 31, 2021, the Company had $60 million and $62 million, respectively, in borrowings under these facilities, which are classified in Notes payable and other short-term debt on the Condensed Consolidated Balance Sheets.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2022	2021
Interest expense	$19	$21
Interest income	(4)	(3)
Interest expense, net	$15	$18

The Company has a $2.0 billion multi-currency revolving credit facility that includes a feature allowing the Company the ability to increase the facility by $1.0 billion with bank group approval. This facility matures in March 2025. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at March 31, 2022. At March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2022 and December 31, 2021.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of March 31, 2022 and December 31, 2021, the estimated fair values of the Company’s senior unsecured notes totaled $4,020 million and $4,421 million, respectively. The estimated fair values were $153 million lower than their carrying value at March 31, 2022 and $212 million higher than their carrying value at December 31, 2021. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $43 million and $35 million at March 31, 2022 and December 31, 2021, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER CURRENT AND NON-CURRENT LIABILITIES

Additional detail related to liabilities is presented in the table below:

	March 31,	December 31,
(in millions)	2022	2021
Other current liabilities:
Payroll and employee related	$232	$330
Customer related	220	220
Product warranties (Note 12)	120	128
Income taxes payable	102	105
Indirect taxes	87	106
Employee termination benefits (Note 5)	69	85
Accrued freight	56	46
Operating leases	40	43
Interest	37	23
Deferred engineering reimbursements	35	44
Dividends payable	27	18
Supplier related	22	18
Contract liabilities (Note 4)	22	21
Other non-income taxes	21	22
Insurance	18	19
Earn-out liability (Note 3)	16	—
Retirement related	16	16
Mandatorily redeemable noncontrolling interest liability (Note 3)	—	58
Other	190	154
Total other current liabilities	$1,330	$1,456

Other non-current liabilities:
Other income tax liabilities	$281	$274
Deferred income taxes	240	206
Operating leases	153	152
Product warranties (Note 12)	110	108
Deferred income	65	68
Derivative instruments	27	54
Employee termination benefits (Note 5)	25	41
Earn-out liability (Note 3)	24	—
Other	63	61
Total other non-current liabilities	$988	$964

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Basis of fair value measurements
(in millions)	Balance at March 31, 2022	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Long-term receivables	$35	$—	$17	$18	C
Foreign currency contracts	$16	$—	$16	$—	A
Net investment hedge contracts	$11	$—	$11	$—	A
Liabilities:
Current earn-out liability	$16	$—	$—	$16	C
Non-current earn-out liability	$24	$—	$—	$24	C
Foreign currency contracts	$11	$—	$11	$—	A
Net investment hedge contracts	$27	$—	$27	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2021	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Investment in equity securities	$70	$70	$—	$—	A
Long-term receivables	$35	$—	$17	$18	C
Foreign currency contracts	$13	$—	$13	$—	A
Net investment hedge contracts	$8	$—	$8	$—	A
Liabilities:
Foreign currency contracts	$8	$—	$8	$—	A
Net investment hedge contracts	$54	$—	$54	$—	A

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At March 31, 2022 and December 31, 2021, the Company had no derivative contracts that contained credit risk-related contingent features.

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At March 31, 2022 and December 31, 2021, the Company had no material commodity derivative contracts. The Company primarily utilizes forward and option contracts, which are designated as cash flow hedges.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At March 31, 2022 and December 31, 2021, the Company had no outstanding interest rate swaps or options.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At March 31, 2022 and December 31, 2021, the following foreign currency derivative contracts were outstanding and mature through the ending duration noted below:

Foreign currency derivatives (in millions)*
Functional Currency	Traded Currency	Notional in traded currency March 31, 2022	Notional in traded currency December 31, 2021	Ending Duration
Brazilian Real	US Dollar	16	23	Dec - 22
British Pound	Euro	—	42	N/A
Chinese Renminbi	British Pound	20	26	Dec - 22
Chinese Renminbi	Euro	19	26	Dec - 22
Chinese Renminbi	US Dollar	126	185	Dec - 22
Euro	British Pound	40	6	Dec - 22
Euro	Polish Zloty	276	394	Dec - 22
Euro	US Dollar	63	86	Dec - 22
US Dollar	British Pound	9	13	Dec - 22
US Dollar	Chinese Renminbi	81	—	Dec - 22
US Dollar	Euro	39	28	Jun - 22
US Dollar	Korean Won	59,818	49,919	Dec - 22
US Dollar	Mexican Peso	1,830	2,619	Dec - 22
US Dollar	Singapore Dollar	18	27	Dec - 22
US Dollar	Thailand Baht	1,920	1,720	May - 22

*Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. dollar equivalent as of March 31, 2022 and December 31, 2021.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). At March 31, 2022 and December 31, 2021, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(in millions)	March 31, 2022	December 31, 2021	Ending duration
US dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul - 27
Fixed paying notional	€976	€976	Jul - 27
US dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
US dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 23
Fixed paying notional	¥10,978	¥10,978	Feb - 23

At March 31, 2022 and December 31, 2021, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	March 31, 2022	December 31, 2021	Location	March 31, 2022	December 31, 2021
Foreign currency	Prepayments and other current assets	$9	$7	Other current liabilities	$11	$8
Net investment hedges	Other non-current assets	$11	$8	Other non-current liabilities	$27	$54
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$7	$6	Other current liabilities	$—	$—

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2022 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2022	December 31, 2021
Net investment hedges:
Foreign currency	$(10)	$(10)	$—
Cross-currency swaps	(15)	(46)	—
Foreign currency-denominated debt	97	66	—
Total	$72	$10	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended March 31, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$3,874	$3,124	$388	$(13)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(1)
Gain (loss) reclassified from AOCI to income	$—	$(1)	$—

	Three Months Ended March 31, 2021
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income(loss) line items in which the effects of cash flow hedges are recorded	$4,009	$3,191	$377	$(85)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(6)

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended March 31,
Net investment hedges	2022	2021
Cross-currency swaps	$31	$44
Foreign currency-denominated debt	$31	$25

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended March 31,
Net investment hedges	2022	2021
Cross-currency swaps	$6	$5
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

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains recorded in income:

(in millions)		Three Months Ended March 31,
Contract Type	Location	2022	2021
Foreign Currency	Selling, general and administrative expenses	$(1)	$1

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has a number of defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2022 range from $20 million to $30 million, of which $5 million has been contributed through the first three months of the year. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit (income) cost recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postemployment benefits
(in millions)	2022		2021
Three Months Ended March 31,	US	Non-US	US	Non-US	2022	2021
Service cost	$—	$5	$—	$6	$—	$—
Interest cost	1	10	1	8	—	—
Expected return on plan assets	(2)	(20)	(3)	(21)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	—	—
Amortization of unrecognized loss	—	2	1	3	—	—
Net periodic benefit income	$(1)	$(3)	$(1)	$(4)	$—	$—

The components of net periodic benefit income other than the service cost component are included in Other postretirement income in the Condensed Consolidated Statements of Operations.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three months ended March 31, 2022 and 2021, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2021	$3	$2,637	$(1,812)	$6,671	$(551)	$314
Dividends declared ($0.17 per share*)	—	—	—	(41)	—	(45)
Net issuance for executive stock plan	—	(6)	4	—	—	—
Net issuance of restricted stock	—	(15)	12	—	—	—
Purchase of treasury stock	—	—	(40)	—	—	—
Purchase/sale of noncontrolling interest	—	1	—	—	—	(4)
Net earnings	—	—	—	200	—	24
Other comprehensive loss	—	—	—	—	(13)	(1)
Balance, March 31, 2022	$3	$2,617	$(1,836)	$6,830	$(564)	$288

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2020	$3	$2,614	$(1,834)	$6,296	$(651)	$296
Dividends declared ($0.17 per share*)	—	—	—	(40)	—	(33)
Net issuance for executive stock plan	—	(2)	3	—	—	—
Net issuance of restricted stock	—	(23)	21	—	—	—
Net earnings	—	—	—	65	—	29
Other comprehensive loss	—	—	—	—	(85)	(5)
Balance, March 31, 2021	$3	$2,589	$(1,810)	$6,321	$(736)	$287
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three months ended March 31, 2022 and 2021:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2021	$(423)	$—	$(128)	$(551)
Comprehensive (loss) income before reclassifications	(18)	(1)	3	(16)
Income taxes associated with comprehensive (loss) income before reclassifications	—	—	—	—
Reclassification from accumulated other comprehensive loss	—	1	2	3
Income taxes reclassified into net earnings	—	—	—	—
Ending balance, March 31, 2022	$(441)	$—	$(123)	$(564)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2020	$(321)	$—	$(330)	$(651)
Comprehensive (loss) income before reclassifications	(73)	(6)	4	(75)
Income taxes associated with comprehensive (loss) income before reclassifications	(14)	—	1	(13)
Reclassification from accumulated other comprehensive loss	—	—	4	4
Income taxes reclassified into net earnings	—	—	(1)	(1)
Ending balance, March 31, 2021	$(408)	$(6)	$(322)	$(736)

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 26 such sites as of March 31, 2022 and December 31, 2021. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $7 million as of March 31, 2022 and December 31, 2021 included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. This accrual, comprising eight of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 18 sites, of which there was no accrual as of March 31, 2022 and December 31, 2021.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 1.0 million and 0.9 million performance share units excluded from the computation of the diluted earnings for the three months ended March 31, 2022 and 2021, respectively, because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$200	$65
Weighted average shares of common stock outstanding	238.2	237.7
Basic earnings per share of common stock	$0.84	$0.27

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$200	$65
Weighted average shares of common stock outstanding	238.2	237.7
Effect of stock-based compensation	0.8	0.7
Weighted average shares of common stock outstanding including dilutive shares	239.0	238.4
Diluted earnings per share of common stock	$0.84	$0.27

NOTE 22 REPORTING SEGMENTS AND RELATED INFORMATION

The Company’s business is aggregated of four reporting segments: Air Management, e-Propulsion & Drivetrain, Fuel Injection and Aftermarket. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

In the first quarter of 2022, the Company announced that the starter and alternator business previously reported in its e-Propulsion & Drivetrain segment will transition to the Aftermarket segment. This transition is in process, and as of March 31, 2022, management continued to assess the performance of reporting segments using the structure that was in place in 2021. The Company has also announced that the canisters and fuel delivery modules product lines currently reported in its Air Management segment will transition to the Fuel Injection segment later in 2022. When these transitions are completed, and performance is assessed using the new structures, the reporting segment disclosures will be updated accordingly.

Additionally, during the first quarter of 2022, the Company updated the definition of its measure of segment income or loss to exclude the impact of intangible asset amortization expense. The Company believes this change improves comparability of ongoing operations, given the increasing operating margin impact of intangible asset amortization arising from the Company’s merger and acquisition activity. The prior period information disclosed below has been recast to reflect this change. Further, the Company renamed its measure of segment income or loss from Segment Adjusted EBIT to Segment Adjusted Operating Income.

Segment Adjusted Operating Income is comprised of operating income adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss.

Segment Adjusted Operating Income is the measure of segment income or loss used by the Company. The Company believes Segment Adjusted Operating Income is most reflective of the operational profitability or loss of our reporting segments. The following tables show segment information and Segment Adjusted Operating Income for the Company’s reporting segments:

Net Sales by Reporting Segment

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Air Management	$1,895	$36	$1,931	$1,968	$43	$2,011
e-Propulsion & Drivetrain	1,346	44	1,390	1,419	47	1,466
Fuel Injection	430	42	472	427	48	475
Aftermarket	203	2	205	195	2	197
Inter-segment eliminations	—	(124)	(124)	—	(140)	(140)
Net sales	$3,874	$—	$3,874	$4,009	$—	$4,009

Segment Adjusted Operating Income

	Three Months Ended March 31,
(in millions)	2022	2021
Air Management	$257	$329
e-Propulsion & Drivetrain	119	149
Fuel Injection	52	34
Aftermarket	24	21
Segment Adjusted Operating Income	452	533
Corporate, including stock-based compensation	63	69
Merger, acquisition and divestiture expense	23	13
Intangible asset amortization expense	23	20
Restructuring expense (Note 5)	15	30
Gain on sale of business (Note 3)	(24)	—
Net gain on insurance recovery for property damage	—	(2)
Equity in affiliates’ earnings, net of tax	(8)	(12)
Unrealized loss on equity securities	39	272
Interest expense, net	15	18
Other postretirement income	(9)	(11)
Earnings before income taxes and noncontrolling interest	315	136
Provision for income taxes	91	42
Net earnings	224	94
Net earnings attributable to noncontrolling interest, net of tax	24	29
Net earnings attributable to BorgWarner Inc.	$200	$65

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31,
(in millions)	2022	2021
OPERATING
Net earnings	$224	$94
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and tooling amortization	157	175
Intangible asset amortization	23	20
Restructuring expense, net of cash paid	12	18
Stock-based compensation expense	12	12
Gain on sale of business	(26)	—
Deferred income tax benefit	(8)	(64)
Unrealized loss on equity securities	39	272
Other non-cash adjustments	(10)	(16)
Net earnings adjustments to reconcile to net cash flows from operations	423	511
Retirement plan contributions	(5)	(7)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(282)	(290)
Inventories	(124)	(104)
Prepayments and other current assets	3	—
Accounts payable and accrued expenses	109	172
Prepaid taxes and income taxes payable	(9)	18
Other assets and liabilities	1	42
Net cash provided by operating activities	$116	$342

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest, net	$27	$25
Income taxes, net of refunds	$96	$75

	Balance as of:
Non-cash investing transactions:	March 31, 2022	December 31, 2021
Period end accounts payable related to property, plant and equipment purchases	$107	$142

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

Acquisition of AKASOL

On June 4, 2021, the Company completed a voluntary public takeover offer for shares of AKASOL AG (“AKASOL”), resulting in ownership of 89% of AKASOL’s outstanding shares. During 2021, the Company increased its ownership to 93% through the subsequent purchase of additional shares. On February 10, 2022, the Company completed a merger squeeze out process (the “Squeeze Out”) to obtain the remaining shares, resulting in 100% ownership. The acquisition further strengthens BorgWarner’s commercial vehicle and industrial electrification capabilities, which positions the Company to capitalize on what it believes to be a fast-growing battery module and pack market. Results of operations for AKASOL are included in the Company’s financial information following the date of acquisition and therefore are not included for the three months ended March 31, 2021. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Key Trends and Economic Factors

COVID-19 and Supplier Disruptions. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent COVID-19 outbreaks in certain regions, including China where lock-downs due to COVID-19 have been imposed in more than 40 cities, continue to cause intermittent COVID-19-related disruptions in the Company’s supply chain and local manufacturing operations. The Company also continues to face supplier disruptions due to the semiconductor shortage. Further, actions taken by Russia in Ukraine could impact the Company’s suppliers and customers as well as the Company’s operations more generally in Europe.

Commodities and Other Inflationary Impacts. Prices for commodities remain volatile, and recently, the Company has experienced price increases for base metals (e.g., steel, aluminum and nickel), precious metals (e.g., palladium), and raw materials that are primarily used in batteries for electric vehicles (e.g., lithium and cobalt). In addition, many global economies, including the United States, are experiencing elevated levels of inflation more generally, which is driving an increase in other input costs as well. As a result, the Company has experienced, and is continuing to experience, higher material costs.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

The following table presents a summary of our operating results:

	Three Months Ended March 31,
(in millions, except per share data)	2022		2021
Net sales		% of net sales		% of net sales
Air Management	$1,931	49.8%	$2,011	50.2%
e-Propulsion & Drivetrain	1,390	35.9	1,466	36.6
Fuel Injection	472	12.2	475	11.8
Aftermarket	205	5.3	197	4.9
Inter-segment eliminations	(124)	(3.2)	(140)	(3.5)
Total net sales	3,874	100.0	4,009	100.0
Cost of sales	3,124	80.6	3,191	79.6
Gross profit	750	19.4	818	20.4
Selling, general and administrative expenses - R&D, net	191	4.9	183	4.6
Selling, general and administrative expenses - Other	197	5.1	194	4.8
Restructuring expense	15	0.4	30	0.7
Other operating (income) expense, net	(5)	(0.1)	8	0.2
Operating income	352	9.1	403	10.1
Equity in affiliates’ earnings, net of tax	(8)	(0.2)	(12)	(0.3)
Unrealized loss on equity securities	39	1.0	272	6.8
Interest expense, net	15	0.4	18	0.4
Other postretirement income	(9)	(0.2)	(11)	(0.3)
Earnings before income taxes and noncontrolling interest	315	8.1	136	3.4
Provision for income taxes	91	2.3	42	1.0
Net earnings	224	5.8	94	2.3
Net earnings attributable to noncontrolling interest, net of tax	24	0.6	29	0.7
Net earnings attributable to BorgWarner Inc.	$200	5.2%	$65	1.6%
Earnings per share — diluted	$0.84		$0.27

Net sales for the three months ended March 31, 2022 totaled $3,874 million, a decrease of 3% from the three months ended March 31, 2021. The acquisition of AKASOL contributed $44 million in additional sales in the three months ended March 31, 2022. In December 2021, the Company sold its Water Valley, Mississippi manufacturing facility which accounted for $52 million of net sales in the three months ended March 31, 2021 that did not recur in 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $113 million primarily due to the weakening of the Euro relative to the U.S. Dollar. The net decrease excluding these items was primarily due to the decline in industry production compared to the prior year, partially offset by increased demand for the Company’s products.

Cost of sales as a percentage of net sales was 80.6% during the three months ended March 31, 2022, compared to 79.6% during the three months ended March 31, 2021. The Company’s material cost as a percentage of sales was 56% and 54% of net sales during the three months ended March 31, 2022 and 2021, respectively. The increase in material cost as a percentage of sales reflects increasing commodity and other material costs. Gross profit and gross margin were $750 million and 19.4%, respectively, during the three months ended March 31, 2022 compared to $818 million and 20.4%, respectively, during the three months ended March 31, 2021. The decrease in gross margin was primarily due to increases in commodity and other costs.

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2022 were $388 million as compared to $377 million for the three months ended March 31, 2021. SG&A as a percentage of net sales was 10.0% and 9.4% for the three months ended March 31, 2022 and 2021, respectively.

Research and Development (“R&D”) costs, net of customer reimbursements, were $191 million, or 4.9% of net sales, for the three months ended March 31, 2022, compared to $183 million, or 4.6% of net sales, for the three months ended March 31, 2021. The increase in R&D costs, net of customer reimbursements, was primarily due to higher investment to support the continued development of the Company’s electrification portfolio. The Company will continue to invest in R&D programs, which are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is in the range of 5.0% to 5.5% of net sales.

Restructuring expense was $15 million and $30 million for the three months ended March 31, 2022 and 2021, respectively, primarily related to employee benefit costs. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In February 2020, the Company announced a restructuring plan to address existing structural costs. During the three month periods ended March 31, 2022 and 2021, the Company recorded $13 million and $24 million of restructuring charges related to this plan, respectively. Cumulatively, the Company has incurred $264 million of restructuring charges related to this plan. This plan is expected to result in a total of $300 million of restructuring costs through 2022. The resulting annual gross savings are expected to be in excess of $100 million and will be utilized to sustain overall operating margin profile and cost competitiveness. Nearly all of the restructuring charges associated with this plan are expected to be cash expenditures.

In 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this program post-acquisition and has recorded cumulative charges of $64 million since October 1, 2020. The majority of the actions under this program have been completed.

Other operating (income) expense, net was income of $5 million and expense of $8 million for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022 and 2021, merger, acquisition and divestiture related expenses were $23 million and $13 million, respectively. The increase in 2022 was primarily related to related to professional fees associated with specific acquisition and disposition initiatives.

Additionally, during the three months ended March 31, 2022, the Company recorded a pre-tax gain of $24 million in connection with the sale of its interest in BorgWarner Romeo Power LLC (“Romeo JV”), in which the Company owned a 60% interest. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements for more information.

Other operating (income) expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $8 million and $12 million for the three months ended March 31, 2022 and 2021, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized loss on equity securities was $39 million and $272 million for the three months ended March 31, 2022 and 2021, respectively. This line item reflects the net unrealized gains or losses recognized primarily due to the Company’s investment in Romeo Power, Inc. In the three months ended March 31, 2022, the Company sold all of its remaining investment in Romeo Power, Inc. For further details, see Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Provision for income taxes was $91 million for the three months ended March 31, 2022, resulting in an effective rate of 29%. This is compared to $42 million, or 31%, for the three-month period ended March 31, 2021. The increase in the provision for income taxes was primarily due to increased earnings before income taxes.

In addition, during the three months ended March 31, 2021, the Company recognized a net discrete tax benefit of $20 million primarily related to changes to certain withholding rates applied to unremitted earnings.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $0.84 and $0.27 for the three months ended March 31, 2022 and 2021, respectively. The Company believes the table below is useful in highlighting non-comparable items that impacted its earnings per diluted share. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended.

	Three Months Ended March 31,
Non-comparable items:	2022	2021
Restructuring expense	$(0.06)	$(0.12)
Merger, acquisition and divestiture expense	(0.09)	(0.04)
Gain on sale of business	0.08	—
Unrealized loss on equity securities	(0.14)	(0.87)
Tax adjustments[1]	—	0.09
Total impact of non-comparable items per share - diluted	$(0.21)	$(0.94)
_____________________________

1	During the three months ended March 31, 2021, the Company recognized a reduction in tax expense of $20 million primarily related to changes to certain withholding rates applied to unremitted earnings.

Results by Reporting Segment

The Company’s business is comprised of four reporting segments: Air Management, e-Propulsion & Drivetrain, Fuel Injection and Aftermarket. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

In the first quarter of 2022, the Company announced that the starter and alternator business previously reported in its e-Propulsion & Drivetrain segment will transition to the Aftermarket segment. This transition is in process, and as of March 31, 2022, management continued to assess the performance of reporting segments using the structure that was in place in 2021. The Company has also announced that the canisters and fuel delivery modules product lines currently reported in its Air Management segment will transition to the Fuel Injection segment later in 2022. When these transitions are completed, and performance is assessed using the new structures, the reporting segment disclosures will be updated accordingly.

Additionally, during the first quarter of 2022, the Company updated the definition of its measure of segment income or loss to exclude the impact of intangible asset amortization expense. The Company believes this change improves comparability of ongoing operations, given the increasing operating margin impact of intangible asset amortization arising from the Company’s merger and acquisition activity. The prior period information disclosed below has been recast to reflect this change. Further, the Company renamed its measure of segment income or loss from Segment Adjusted EBIT to Segment Adjusted Operating Income.

Segment Adjusted Operating Income is comprised of operating income adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss.

Segment Adjusted Operating Income is the measure of segment income or loss used by the Company. The Company believes Segment Adjusted Operating Income is most reflective of the operational profitability or loss of our reporting segments.

The following table presents net sales and Segment Adjusted Operating Income for the Company’s reporting segments:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in millions)	Net sales	Segment Adjusted Operating Income	% margin	Net sales	Segment Adjusted Operating Income	% margin
Air Management	$1,931	$257	13.3%	$2,011	$329	16.4%
e-Propulsion & Drivetrain	1,390	119	8.6%	1,466	149	10.2%
Fuel Injection	472	52	11.0%	475	34	7.2%
Aftermarket	205	24	11.7%	197	21	10.7%
Inter-segment eliminations	(124)	—		(140)	—
Totals	$3,874	$452		$4,009	$533

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

The Air Management segment’s net sales decreased $80 million, or 4%, and Segment Adjusted Operating Income decreased $72 million from the three months ended March 31, 2021. Foreign currencies resulted in a year-over-year decrease in sales of approximately $70 million primarily due to the weakening of the Euro relative to the U.S. Dollar. The net decrease excluding the impact of foreign currencies was primarily due to the decline in industry production, partially offset by sales from the acquisition of AKASOL. The Segment Adjusted Operating margin was 13.3% for the three months ended March 31, 2022, compared to 16.4% for the three months ended March 31, 2021. The Segment Adjusted Operating margin decrease was primarily due to the impact of lower sales, higher commodity costs and the dilutive impact of the acquisition of AKASOL.

The e-Propulsion & Drivetrain segment’s net sales decreased $76 million, or 5%, and Segment Adjusted Operating Income decreased $30 million from the three months ended March 31, 2021. In 2021, the Company sold its Water Valley, Mississippi manufacturing facility which was included in the e-Propulsion & Drivetrain segment and accounted for $52 million of net sales in the three months ended March 31, 2021 that did not recur in 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $20 million primarily due to the weakening of the Euro relative to the U.S. Dollar. The net decrease excluding these items was primarily due to the decline in industry production, partially offset by increased demand for the Company’s products. The e-Propulsion & Drivetrain Segment Adjusted Operating margin was 8.6% during the three months ended March 31, 2022, down from 10.2% during the three months ended March 31, 2021. The Segment Adjusted Operating margin decrease was primarily due to the impact of lower sales, higher commodity costs and increased investments in R&D.

The Fuel Injection segment’s net sales decreased $3 million, or 1%, and Segment Adjusted Operating Income increased $18 million from the three months ended March 31, 2021. Foreign currencies resulted in a year-over-year decrease in sales of approximately $10 million primarily due to the weakening of the Euro relative to the U.S. Dollar. The Fuel Injection Segment Adjusted Operating margin was 11.0% for the three months ended March 31, 2022, compared to 7.2% for the three months ended March 31, 2021. The Segment Adjusted Operating margin increase was primarily due to the non-recurrence in 2022 of an expense related to a troubled supplier agreement in 2021.

The Aftermarket segment’s net sales increased $8 million, or 4%, and Segment Adjusted Operating Income increased $3 million from the three months ended March 31, 2021. Foreign currencies resulted in a year-over-year decrease in sales of approximately $13 million primarily due to the weakening of the Euro and British Pound relative to the U.S. Dollar. The net increase excluding the impact of foreign currencies was primarily due to pricing and increased demand for the Company’s products. The Aftermarket Segment Adjusted Operating margin was 11.7% for the three months ended March 31, 2022, compared to 10.7% for the three months ended March 31, 2021. The Segment Adjusted Operating margin increase was primarily due to increased pricing.

Outlook

The Company expects global industry production to modestly increase year-over-year in 2022, as supply of certain components, particularly semiconductor chips, is expected to improve modestly during the year. However, the benefit of these improvements is expected to be partially offset by various global disruptions, including but not limited to, input cost inflation, supply chain shutdowns, a potential more widespread resurgence of COVID-19 and impacts from Russia’s invasion of Ukraine. The Company also expects net new business-related sales growth, due to increased penetration of BorgWarner products around the world, to drive a sales increase in excess of the expected growth in industry production. As a result, the Company expects increased revenue in 2022, excluding the impact of foreign currencies.

The Company expects its results to be impacted by a planned increase in Research & Development (“R&D”) expenditures during 2022. This planned R&D increase is to support growth in the Company’s electric vehicle-related products and is primarily related to supporting the launch of recently awarded programs. The Company also expects higher commodity costs, particularly related to steel and petroleum-based resin products, and other supplier cost increases to negatively impact its results of operations. The Company expects to only partially mitigate these items through various contractual pass through arrangements with its customers, commercial negotiations with the Company’s customers and suppliers, cost reductions due to the Company’s restructuring activities and synergies related to the acquisition of Delphi Technologies.

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

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of March 31, 2022, the Company had liquidity of $3,501 million, comprised of cash and cash equivalent balances of $1,501 million and an undrawn revolving credit facility of $2,000 million. The Company was in full compliance with its covenants under the revolving credit facility and had full access to its undrawn revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of March 31, 2022, cash balances of $1,173 million were held by the Company’s subsidiaries outside the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility that includes a feature allowing the Company the ability to increase the facility by $1.0 billion with bank group approval. This facility matures in March 2025. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at March 31, 2022. At March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2022 and December 31, 2021.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2.0 billion.

In addition to the revolving credit facility, the Company’s universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions.

On February 9, 2022 and April 27, 2022, the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. The dividends declared in the first quarter were paid on March 15, 2022, and the dividends declared in the second quarter will be paid on June 15, 2022.

From a credit quality perspective, the Company has a credit rating of BBB+ from Fitch Ratings, BBB from Standard & Poor's and Baa1 from Moody's. The current outlook from Moody's and Fitch Ratings is stable. The current outlook from Standard & Poor's is negative. None of the Company's debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Three Months Ended March 31, 2022
(in millions)	2022	2021
OPERATING
Net earnings	$224	$94
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and tooling amortization	157	175
Intangible asset amortization	23	20
Restructuring expense, net of cash paid	12	18
Stock-based compensation expense	12	12
Gain on sale of business	(26)	—
Deferred income tax benefit	(8)	(64)
Unrealized loss on equity securities	39	272
Other non-cash adjustments	(10)	(16)
Net earnings adjustments to reconcile to net cash flows from operations	423	511
Retirement plan contributions	(5)	(7)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(282)	(290)
Inventories	(124)	(104)
Accounts payable and accrued expenses	109	172
Other assets and liabilities	(5)	60
Net cash provided by operating activities	$116	$342

Net cash provided by operating activities was $116 million and $342 million for the three months ended March 31, 2022 and 2021, respectively. The decrease for the three months ended March 31, 2022, compared with the three months ended March 31, 2021 was primarily due to lower net earnings adjusted for non-cash charges and higher increases in working capital.

Investing Activities

	Three Months Ended March 31, 2022
(in millions)	2022	2021
INVESTING
Capital expenditures, including tooling outlays	$(177)	$(195)
Capital expenditures for damage to property, plant and equipment	—	(2)
Payments for businesses acquired, net of cash acquired	(157)	—
Proceeds from settlement of net investment hedges, net	12	11
Proceeds from (payments for) investments in equity securities	30	(2)
Proceeds from the sale of business, net	25	—
Proceeds from asset disposals and other, net	13	3
Net cash used in investing activities	$(254)	$(185)

Net cash used in investing activities was $254 million during the first three months of 2022 compared to $185 million during the first three months of 2021. In the first quarter of 2022, the Company acquired Santroll Automotive Components, which was partially offset by proceeds related to the liquidation of the Company’s investment in Romeo Power, Inc. and the sale of the Company’s 60% interest in BorgWarner Romeo Power LLC. As a percentage of sales, capital expenditures were 4.6% and 4.9% for the three months ended March 31, 2022 and 2021, respectively.

Financing Activities

	Three Months Ended March 31, 2022
(in millions)	2022	2021
FINANCING
Net increase in notes payable	$—	$7
Additions to debt	—	22
Payments for debt issuance costs	—	(1)
Repayments of debt, including current portion	(2)	(26)
Payments for purchase of treasury stock	(40)	—
Payments for stock-based compensation items	(17)	(13)
Purchase of noncontrolling interest	(59)	—
Dividends paid to BorgWarner stockholders	(41)	(40)
Dividends paid to noncontrolling stockholders	(36)	—
Net cash used in financing activities	$(195)	$(51)

Net cash used in financing activities was $195 million during the first three months of 2022 compared to $51 million during the first three months of 2021. This increase in net cash used in financing activities during the first three months of 2022 was primarily related to the $57 million paid to settle the AKASOL Squeeze Out and purchase the remaining outstanding shares, $40 million of BorgWarner share repurchases and $36 million in dividends paid to noncontrolling stockholders.

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 26 such sites as of March 31, 2022 and December 31, 2021. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning the Company’s exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Polish Zloty, Singapore Dollar, Korean Won, Mexican Peso, Thailand Baht and Turkish Lira. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of March 31, 2022 and December 31, 2021, the Company recorded a deferred gain of $72 million and $10 million, respectively, both before taxes, for designated net investment hedges within accumulated other comprehensive income (loss).

The significant foreign currency translation adjustments during the three months ended March 31, 2022 and 2021 are shown in the following tables, which provide the percentage change in U.S. dollar against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
Brazilian real	18%	$34	(8)%	$(13)
Euro	(3)%	$(30)	(4)%	$(34)
Korean won	(2)%	$(10)	(4)%	$(28)
British pound	(3)%	$(10)	1%	$2

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

Purported Derivative Lawsuit

On December 15, 2020, a putative derivative lawsuit captioned Nyiradi, et al. v. Michas, et al., Case 1:20-cv-01700, was filed in the United States District Court for the District of Delaware against certain current and former directors and former officers of BorgWarner. The lawsuit, which was purportedly brought on the Company’s behalf, named BorgWarner as a nominal defendant. Plaintiffs alleged, among other things, violations of the federal securities laws and breaches of fiduciary duty relating to the Company’s past accounting for incurred but not yet asserted asbestos liabilities and its public disclosures. As a nominal defendant, the Company had no direct exposure in connection with the lawsuit. On April 14, 2021, BorgWarner and the plaintiffs agreed in principle to dismiss the case without prejudice, without any payment by BorgWarner, and the dismissal occurred on April 22, 2021. By letter dated June 9, 2021, a different stockholder delivered a litigation demand to the Board of Directors under Delaware law that included similar allegations relating to certain current and former directors and officers. The letter demanded that the Board conduct an investigation and commence a civil action against appropriate directors and officers. The parties have agreed to a memorandum of understanding detailing mutually agreed upon corporate governance reforms that the Company would implement. The parties are finalizing other documentation relating to the parties’ agreement, which contemplates that the Company will make a payment for fees and expenses in an amount that is not material to the Company, and the resolution will be subject to court approval.

Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of environmental and other litigation which is incorporated herein by reference.

Item 1A. Risk Factors

During the three months ended March 31, 2022, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2020, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaced the previous share repurchase program. As of March 31, 2022, the Company has repurchased $256 million of common stock under this repurchase program. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended March 31, 2022:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
January 1, 2022 - January 31, 2022
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	704	$45.74	—
February 1, 2022 - February 28, 2022
Common Stock Repurchase Program	—	$—	—	$784
Employee transactions	411,608	$41.15	—
March 1, 2022 - March 31, 2022
Common Stock Repurchase Program	1,086,534	$36.81	1,086,534	$744
Employee transactions	1,623	$38.90	—

Item 6. Exhibits

Exhibit 10.1	Form of 2022 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Employees.*

Exhibit 10.2	Form of 2022 BorgWarner Inc. 2018 Stock Incentive Plan Stock Units Award Agreement for Non-U.S. Employees.*

Exhibit 10.3	Form of 2022 BorgWarner Inc. 2018 Stock Incentive Plan Performance Share Award Agreement.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

Date: May 4, 2022