Form 10-Q
period 2022-09-30
BORGWARNER INC
filed 2022-10-27
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 21, 2022, the registrant had 234,153,930 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include supply disruptions impacting us or our customers, such as the current shortage of semiconductor chips that has impacted original equipment manufacturer (“OEM”) customers and their suppliers, including us; commodities availability and pricing, and an inability to achieve expected levels of success in additional commercial negotiations with customers concerning recovery of these costs; competitive challenges from existing and new competitors including OEM customers; the challenges associated with rapidly changing technologies, particularly as relates to electric vehicles, and our ability to innovate in response; uncertainties regarding the extent and duration of impacts of matters associated with the COVID-19/coronavirus pandemic (“COVID-19”), including additional production disruptions; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; potential disruptions in the global economy caused by Russia’s invasion of Ukraine; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis; the ability to identify appropriate combustion portfolio businesses for disposition and consummate planned dispositions on acceptable terms; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; our dependence on automotive and truck production, both of which are highly cyclical and subject to disruptions; our reliance on major OEM customers; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and the other risks, noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in our most recently-filed Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2022	December 31, 2021
ASSETS
Cash, cash equivalents and restricted cash	$1,241	$1,844
Receivables, net	3,363	2,898
Inventories, net	1,658	1,534
Prepayments and other current assets	285	321
Total current assets	6,547	6,597

Property, plant and equipment, net	4,006	4,395
Investments and long-term receivables	422	530
Goodwill	3,271	3,279
Other intangible assets, net	1,049	1,091
Other non-current assets	782	683
Total assets	$16,077	$16,575

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$56	$66
Accounts payable	2,400	2,276
Other current liabilities	1,360	1,456
Total current liabilities	3,816	3,798

Long-term debt	4,080	4,261
Retirement-related liabilities	252	290
Other non-current liabilities	892	964
Total liabilities	9,040	9,313

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,650	2,637
Retained earnings	7,239	6,671
Accumulated other comprehensive loss	(1,078)	(551)
Common stock held in treasury, at cost	(2,039)	(1,812)
Total BorgWarner Inc. stockholders’ equity	6,775	6,948
Noncontrolling interest	262	314
Total equity	7,037	7,262
Total liabilities and equity	$16,077	$16,575

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net sales	$4,060	$3,416	$11,693	$11,183
Cost of sales	3,254	2,766	9,425	8,953
Gross profit	806	650	2,268	2,230

Selling, general and administrative expenses	397	343	1,179	1,084
Restructuring expense	8	51	50	143
Other operating expense, net	12	3	26	30
Operating income	389	253	1,013	973

Equity in affiliates’ earnings, net of tax	(10)	(12)	(29)	(40)
Unrealized (gain) loss on equity securities	(1)	61	27	337
Interest expense, net	12	18	42	75
Other postretirement income	(8)	(10)	(26)	(33)
Earnings before income taxes and noncontrolling interest	396	196	999	634

Provision for income taxes	104	79	252	149
Net earnings	292	117	747	485
Net earnings attributable to noncontrolling interest, net of tax	19	21	58	77
Net earnings attributable to BorgWarner Inc.	$273	$96	$689	$408

Earnings per share attributable to BorgWarner Inc. — basic	$1.17	$0.40	$2.92	$1.71

Earnings per share attributable to BorgWarner Inc. — diluted	$1.16	$0.40	$2.90	$1.70

Weighted average shares outstanding:
Basic	234.3	238.2	236.5	238.0
Diluted	235.6	239.8	237.5	239.3

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net earnings attributable to BorgWarner Inc.	$273	$96	$689	$408

Other comprehensive (loss) income
Foreign currency translation adjustments*	(274)	(81)	(554)	(111)
Hedge instruments*	8	(1)	13	(3)
Defined benefit postretirement plans*	4	9	14	19
Total other comprehensive loss attributable to BorgWarner Inc.	(262)	(73)	(527)	(95)

Comprehensive income attributable to BorgWarner Inc.*	11	23	162	313

Net earnings attributable to noncontrolling interest, net of tax	19	21	58	77
Other comprehensive loss attributable to noncontrolling interest*	(24)	(6)	(42)	(11)
Comprehensive income	$6	$38	$178	$379
____________________________________
*    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2022	2021
OPERATING
Net cash provided by operating activities (see Note 23)	$679	$764
INVESTING
Capital expenditures, including tooling outlays	(511)	(494)
Capital expenditures for damage to property, plant and equipment	—	(2)
Insurance proceeds received for damage to property, plant and equipment	—	5
Payments for businesses acquired, net of cash acquired	(288)	(759)
Proceeds from settlement of net investment hedges, net	40	21
Proceeds from (payments for) investments in equity securities	27	(15)
Proceeds from the sale of business, net	25	—
Proceeds from asset disposals and other, net	21	6
Net cash used in investing activities	(686)	(1,238)
FINANCING
Net decrease in notes payable	—	(8)
Additions to debt	2	1,273
Payments for debt issuance costs	—	(10)
Repayments of debt, including current portion	(9)	(698)
Payments for purchase of treasury stock	(240)	—
Payments for stock-based compensation items	(18)	(14)
Purchase of noncontrolling interest	(59)	(33)
Dividends paid to BorgWarner stockholders	(121)	(122)
Dividends paid to noncontrolling stockholders	(48)	(38)
Net cash (used in) provided by financing activities	(493)	350
Effect of exchange rate changes on cash	(103)	(16)
Net decrease in cash, cash equivalents and restricted cash	(603)	(140)
Cash, cash equivalents and restricted cash at beginning of year	1,844	1,650
Cash, cash equivalents and restricted cash at end of period	$1,241	$1,510

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet as of December 31, 2021 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

COVID-19 Pandemic and Other Supply Disruptions

The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent COVID-19 outbreaks in certain regions continue to cause intermittent COVID-19-related disruptions in the Company’s supply chain and local manufacturing operations. For a significant portion of the second quarter of 2022, China imposed lock-downs in many cities due to an increase in COVID-19 cases in the region. The Company also continues to face supplier disruptions due to a global semiconductor shortage in the automotive industry.

The Company continues to expect global industry production to modestly increase year over year in 2022. However, various global disruptions, including, but not limited to, input cost inflation, supply chain disruptions and further impacts from Russia’s invasion of Ukraine could impact the Company’s 2022 expectation.

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

Hubei Surpass Sun Electric Charging Business

On September 20, 2022, the Company announced that it had entered into an Equity Transfer Agreement under which BorgWarner will acquire the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric. The transaction has an enterprise value up to ¥410 million ($60 million), of which approximately ¥267 million ($39 million) will be delivered at or soon after closing and up to ¥143 million ($21 million) could be paid in the form of contingent payments over approximately two years following the closing. The acquisition complements the Company’s existing European and North American charging footprint by adding a presence in China. The transaction is subject to satisfaction of customary closing conditions and is expected to close in the first quarter of 2023.

Rhombus Energy Solutions

On July 29, 2022, the Company completed its acquisition of 100% of Rhombus Energy Solutions (“Rhombus”), a provider of charging solutions in the North American market, pursuant to the terms of an Agreement and Plan of Merger (the “Agreement”). The acquisition complements the Company’s existing

European charging footprint to accelerate organic growth and adds North American regional presence to its charging business.

The total consideration was $131 million, all of which was paid at the time of closing. Pursuant to the Agreement, the Company is obligated to remit up to $30 million of earn-out payments, payable in 2025, contingent upon achievement of certain sales dollars, sales volume, and gross margin targets. The Company’s current estimates indicate that the minimum thresholds for these earn-out targets will not be achieved, thus no amount for the earn-out payments has been included in the purchase consideration or in the Company’s Condensed Consolidated Balance Sheet. Additionally, pursuant to the Agreement, the Company is obligated to remit up to $25 million over the next three years in key employee retention related payments, which include certain performance targets. The amounts will be accounted for as post-combination expense.

The purchase price was allocated on a provisional basis as of July 29, 2022. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. Certain estimated values for the acquisition, including goodwill, tangible and intangible assets and deferred taxes, are not yet finalized, and the provisional purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of July 29, 2022, the acquisition date:

(in millions)	Initial Allocation
ASSETS
Current assets	$7
Goodwill	104
Other intangible assets, net	27
Other non-current assets	4
Total assets acquired	142
LIABILITIES
Current liabilities	3
Other non-current liabilities	8
Total liabilities assumed	11
Net assets acquired	$131

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $104 million was recorded within the Company’s Air Management segment. The goodwill consists of the Company’s expected future economic benefits that will be realized from expanding the Company’s electric vehicle portfolio as electric vehicle production continues to increase. The goodwill is not expected to be deductible for tax purposes.

In connection with the acquisition, the Company preliminarily recorded $27 million for intangible assets, primarily for developed technology. As described above, the provisional fair value of intangible assets was valued using the income approach. Management used a third-party valuation firm to assist in the determination of the provisional purchase accounting fair values; however, management ultimately oversees the third-party valuation firm to ensure that the transaction-specific assumptions are appropriate for the Company.

The impact of the Rhombus acquisition on net sales and net earnings was immaterial for the three and nine months ended September 30, 2022. Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the current and prior reporting periods is not provided.

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

The total final consideration was $207 million, which includes final working capital and net debt adjustments of $5 million. The consideration includes approximately ¥1.1 billion ($167 million) of base purchase price and ¥0.25 billion ($40 million) of originally estimated earn-out payments. The Company paid approximately ¥1.0 billion ($157 million) of base purchase price in the nine months ended September 30, 2022. The remaining $10 million of base purchase price is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2022. Pursuant to the ETA, the obligation of the Company to remit up to ¥0.3 billion (approximately $47 million) of earn-out payments is contingent upon achievement of certain sales volume targets and certain estimated future volume targets associated with newly awarded business. As of September 30, 2022, the Company’s estimate of the earn-out payments was approximately $31 million, which is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of March 31, 2022, the acquisition date:

(in millions)	Initial Allocation	Measurement Period Adjustments	Revised Allocation
ASSETS
Current assets	$8	$(3)	$5
Property, plant and equipment, net	9	4	13
Goodwill	132	(5)	127
Other intangible assets, net	87	—	87
Other non-current assets	—	1	1
Total assets acquired	236	(3)	233
LIABILITIES
Current liabilities	2	2	4
Other non-current liabilities	22	—	22
Total liabilities assumed	24	2	26
Net assets acquired	$212	$(5)	$207

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $127 million was recorded within the Company’s e-Propulsion & Drivetrain segment. The goodwill consists of the Company’s expected future economic benefits that will arise from future product sales and the added capabilities from vertical integration of eMotors. The goodwill is not expected to be deductible for tax purposes in China.

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

The impact of the Santroll acquisition on net sales and net earnings was immaterial for the three and nine months ended September 30, 2022. Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the current and prior reporting periods is not provided.

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

Romeo Power, Inc.

In May 2019, the Company invested $50 million in exchange for a 20% equity interest in Romeo Systems, Inc., now known as Romeo Power, Inc., (“Romeo”) a technology-leading battery module and pack supplier that was then privately held. On December 29, 2020, through the business combination of Romeo Systems, Inc. and special purpose acquisition company RMG Acquisition Corporation, a new entity, Romeo Power, Inc., became a publicly listed company. The Company’s ownership in Romeo was reduced to 14%, and the investment was recorded at fair value on an ongoing basis with changes in fair value being recognized in Unrealized (gain) loss on equity securities in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2021, the Company recorded a loss of $61 million and $337 million, respectively, to adjust the carrying value of the Company’s investment to fair value. As of December 31, 2021, the investment’s fair value was $70 million, which was reflected in Investments and long-term receivables in the Company’s Condensed Consolidated Balance Sheet. During the nine months ended September 30, 2022, the Company recorded a loss of $39 million and liquidated its investment in Romeo shares at a fair value of $31 million. As of March 17, 2022, the Company no longer held any investment in Romeo.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $18 million and $17 million at September 30, 2022 and December 31, 2021, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets and were $18 million and less than $1 million at September 30, 2022 and $21 million and $1 million at December 31, 2021, respectively. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of September 30, 2022 and December 31, 2021, the Company recorded customer incentive payments of $32 million and $36 million, respectively, in Prepayments and other current assets, and $102 million and $137 million, respectively, in Other non-current assets in the Condensed Consolidated Balance Sheets.

The following tables represent a disaggregation of revenue from contracts with customers by reporting segment and region. The balances for the three and nine months ended September 30, 2021 have been recast for inter-segment transitions of certain businesses that were completed during the three months ended June 30, 2022. Refer to Note 22, “Reporting Segments And Related Information,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended September 30, 2022
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Systems	Aftermarket	Total
North America	$541	$474	$120	$179	$1,314
Europe	770	226	219	101	1,316
Asia	519	627	172	17	1,335
Other	50	—	17	28	95
Total	$1,880	$1,327	$528	$325	$4,060

	Three Months Ended September 30, 2021
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Systems	Aftermarket	Total
North America	$403	$388	$70	$164	$1,025
Europe	631	183	217	114	1,145
Asia	474	524	153	16	1,167
Other	43	—	16	20	79
Total	$1,551	$1,095	$456	$314	$3,416

	Nine Months Ended September 30, 2022
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Systems	Aftermarket	Total
North America	$1,515	$1,368	$343	$531	$3,757
Europe	2,293	717	691	302	4,003
Asia	1,486	1,691	444	47	3,668
Other	140	—	53	72	265
Total	$5,434	$3,776	$1,531	$952	$11,693

	Nine Months Ended September 30, 2021
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Systems	Aftermarket	Total
North America	$1,272	$1,208	$201	$483	$3,164
Europe	2,202	710	794	324	4,030
Asia	1,559	1,710	455	46	3,770
Other	112	—	48	59	219
Total	$5,145	$3,628	$1,498	$912	$11,183

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

	Three Months Ended September 30, 2022
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Systems	Corporate	Total
Employee termination benefits	$5	$—	$—	$—	$5
Other	—	—	3	—	3
Total restructuring expense	$5	$—	$3	$—	$8

	Three Months Ended September 30, 2021
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Systems	Corporate	Total
Employee termination benefits	$7	$2	$29	$—	$38
Other	4	9	—	—	13
Total restructuring expense	$11	$11	$29	$—	$51

	Nine Months Ended September 30, 2022
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Systems	Corporate	Total
Employee termination benefits	$19	$14	$3	$(1)	$35
Other	—	10	5	—	15
Total restructuring expense	$19	$24	$8	$(1)	$50

	Nine Months Ended September 30, 2021
(in millions)	Air Management	e-Propulsion & Drivetrain	Fuel Systems	Corporate	Total
Employee termination benefits	$30	$9	$56	$—	$95
Other	10	35	—	3	48
Total restructuring expense	$40	$44	$56	$3	$143

The following tables display a rollforward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2022	$126	$13	$139
Restructuring expense, net	35	15	50
Cash payments	(75)	(21)	(96)
Foreign currency translation adjustment and other	(17)	2	(15)
Balance at September 30, 2022	69	9	78
Less: Non-current restructuring liability	18	1	19
Current restructuring liability at September 30, 2022	$51	$8	$59

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2021	$160	$13	$173
Restructuring expense, net	95	48	143
Cash payments	(107)	(52)	(159)
Foreign currency translation adjustment and other	2	—	2
Balance at September 30, 2021	150	9	159
Less: Non-current restructuring liability	47	2	49
Current restructuring liability at September 30, 2021	$103	$7	$110

During the nine months ended September 30, 2022, the Company recorded $18 million of restructuring costs for individually approved restructuring actions that primarily related to specific reductions in headcount.

2020 Structural Costs Plan In February 2020, the Company announced a $300 million restructuring plan to address existing structural costs. During the three and nine months ended September 30, 2022, the Company recorded $5 million and $28 million of restructuring charges related to this plan, respectively. During the three and nine months ended September 30, 2021, the Company recorded $20 million and $81 million of restructuring charges related to this plan, respectively. Cumulatively, the Company has incurred $279 million of restructuring charges related to this plan. As of September 30, 2022 the plan is substantially complete, with any remaining restructuring costs expected to be incurred by the end of 2022.

2019 Legacy Delphi Technologies Plan In 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this plan post-acquisition and has recorded cumulative charges of $66 million since October 1, 2020, including approximately $4 million and $62 million in restructuring charges during the nine months ended September 30, 2022, and 2021, respectively. The actions under this plan are substantially complete.

The following provides details of restructuring expense incurred by the Company’s reporting segments during the nine months ended September 30, 2022 and 2021, related to the plans and actions discussed above:

Air Management
2020 Structural Costs Plan
•During the three and nine months ended September 30, 2022, the segment recorded $5 million and $18 million, respectively, of restructuring costs under this plan. This primarily related to $11 million during the nine months ended September 30, 2022 for a voluntary termination program pursuant to which approximately 47 employees accepted termination packages in 2022.
•During the three and nine months ended September 30, 2021, the segment recorded restructuring costs of $10 million and $36 million, respectively, primarily related to severance costs, professional fees and a voluntary termination program to reduce existing structural costs.

2019 Legacy Delphi Technologies Plan
•During the nine months ended September 30, 2021, the segment recorded $4 million of restructuring costs, primarily related to severance costs.

e-Propulsion & Drivetrain
•During the nine months ended September 30, 2022, the segment recorded $14 million of restructuring costs, primarily related to severance costs associated with the announced closure of a technical center in Europe affecting approximately 80 employees.

2020 Structural Costs Plan
•During the nine months ended September 30, 2022, the segment recorded $10 million of restructuring costs primarily related to contractual settlements and professional fees.
•During the three and nine months ended September 30, 2021, the segment recorded $11 million and $44 million, respectively, associated with this plan. These amounts included $7 million and $17 million, respectively, of restructuring costs, primarily related to severance costs, equipment relocation and professional fees to reduce existing structural costs and $4 million and $27 million, respectively, of restructuring costs, primarily related to contractual settlements and professional fees and other costs associated with the announced closure of a facility in Europe.
Fuel Systems
•During the three and nine months ended September 30, 2022, the segment recorded $3 million of restructuring costs, primarily related to equipment relocation and professional fees.
2019 Legacy Delphi Technologies Plan
•During the nine months ended September 30, 2022, the segment recorded $5 million of restructuring costs related to this plan, primarily related to employee severance and equipment moves.
•During the three and nine months ended September 30, 2021, the segment recorded $29 million and $56 million, respectively, of restructuring costs related to this plan. These costs were primarily for the statutory minimum benefits and incremental one-time termination benefits negotiated with local labor authorities.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Gross R&D expenditures	$236	$231	$702	$675
Customer reimbursements	(37)	(47)	(105)	(142)
Net R&D expenditures	$199	$184	$597	$533

NOTE 7 OTHER OPERATING EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Merger, acquisition and divestiture expense, net	$8	$8	$40	$36
Loss (gain) on sale of business	9	—	(15)	7
Other (income) expense, net	(5)	(5)	1	(13)
Other operating expense, net	$12	$3	$26	$30

Merger, acquisition and divestiture expense, net: During the three and nine months ended September 30, 2022, the Company recorded merger, acquisition and divestiture expense, net of $8 million and $40 million, respectively, primarily related to professional fees associated with specific acquisition and disposition initiatives. During the three and nine months ended September 30, 2021, the Company recorded merger, acquisition and divestiture expense of $8 million and $36 million, respectively. The expense for 2021 primarily related to professional fees for integration and other support associated with the Company’s acquisition of Delphi Technologies and professional fees associated with the acquisition of AKASOL.

Loss (gain) on sale of business: During the three months ended September 30, 2022, the Company revised its estimate of the expected earn-out related to a previous divestiture resulting in a $9 million loss in the period. During the nine months ended September 30, 2022, the Company recorded a $24 million gain related to the sale of its interest in BorgWarner Romeo Power LLC. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements for more information.

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

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 26% and 40%, respectively. During the three-month period ended September 30, 2022, a discrete tax benefit of approximately $1 million was recorded relating to other tax adjustments. During the three-month period ended September 30, 2021, the Company’s effective tax rate was unfavorably impacted by $59 million of restructuring expenses and merger, acquisition and divestiture expenses, some of which were non-deductible for tax purposes. As such, the Company recognized a de minimis tax benefit associated with these expenses in the three months ended September 30, 2021.

The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 25% and 24%, respectively. During the nine-month period ended September 30, 2022, a discrete tax benefit of $9 million was recorded relating to other tax adjustments. During the nine-month period ended September 30, 2021, unrecognized tax benefits and accrued interest were decreased for the lapse of the statute of limitations in a non-US jurisdiction for a tax holiday matter which, net of unrecognized foreign tax credits, resulted in a $55 million tax benefit. Additionally, an increase in the United Kingdom (“UK”) tax rate from 19% to 25% effective April 1, 2023, was enacted in June 2021, resulting in a discrete tax benefit of $20 million as a result of the revaluation of net deferred tax asset balances. Further, the Company’s effective tax rate included a net discrete tax benefit of $33 million primarily related to changes to certain withholding rates applied to unremitted earnings. The effective tax rate was unfavorably impacted by $179 million of restructuring expenses and merger, acquisition and divestiture expenses, some of which were non-deductible for tax purposes. The Company recognized $22 million of tax benefit associated with these expenses in the nine months ended September 30, 2021.

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

NOTE 9 INVENTORIES, NET

A summary of Inventories, net is presented below:

	September 30,	December 31,
(in millions)	2022	2021
Raw material and supplies	$1,159	$1,057
Work in progress	176	175
Finished goods	353	327
FIFO inventories	1,688	1,559
LIFO reserve	(30)	(25)
Inventories, net	$1,658	$1,534

NOTE 10 OTHER CURRENT AND NON-CURRENT ASSETS

Additional detail related to assets is presented below:

	September 30,	December 31,
(in millions)	2022	2021
Prepayments and other current assets:
Prepaid tooling	$82	$81
Prepaid taxes	40	64
Derivative instruments	32	13
Customer incentive payments (Note 4)	32	36
Contract assets (Note 4)	18	17
Prepaid insurance	12	9
Prepaid engineering	12	27
Other	57	74
Total prepayments and other current assets	$285	$321

Investments and long-term receivables:
Investment in equity affiliates	$266	$298
Long-term receivables	81	102
Equity securities (Note 3)	75	130
Total investments and long-term receivables	$422	$530

Other non-current assets:
Deferred income taxes	$204	$254
Operating leases	184	185
Derivative instruments	172	8
Customer incentive payments (Note 4)	102	137
Other	120	99
Total other non-current assets	$782	$683

NOTE 11 GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. No events or circumstances were noted in the first nine months of 2022 requiring additional assessment or testing. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Air Management	e-Propulsion & Drivetrain	Aftermarket	Fuel Systems	Total
Gross goodwill balance, December 31, 2021	$2,124	$1,232	$380	$45	$3,781
Accumulated impairment losses, December 31, 2021	(502)	—	—	—	(502)
Net goodwill balance, December 31, 2021*	$1,622	$1,232	$380	$45	$3,279
Goodwill during the period:
Acquisitions	104	127	—	—	231
Other, primarily translation adjustment	(145)	(82)	(12)	—	(239)
Ending balance, September 30, 2022	$1,581	$1,277	$368	$45	$3,271
__________________________________

*
The December 31, 2021 balances have been recast for inter-segment transitions of certain businesses that were completed during 2022. Refer to Note 22, “Reporting Segments And Related Information” for more information.

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		September 30, 2022			December 31, 2021
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$470	$125	$345	$443	$105	$338
Customer relationships	7 - 15	844	317	527	877	310	567
Miscellaneous	2 - 13	9	6	3	14	7	7
Total amortized intangible assets		1,323	448	875	1,334	422	912
Unamortized trade names		174	—	174	179	—	179
Total other intangible assets		$1,497	$448	$1,049	$1,513	$422	$1,091

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2022	2021
Beginning balance, January 1	$236	$253
Provisions for current period sales	71	69
Adjustments of prior estimates	(4)	17
Payments	(70)	(90)
Other, primarily translation adjustment	(24)	(2)
Ending balance, September 30	$209	$247

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
(in millions)	2022	2021
Other current liabilities	$108	$128
Other non-current liabilities	101	108
Total product warranty liability	$209	$236

NOTE 13 NOTES PAYABLE AND DEBT

As of September 30, 2022 and December 31, 2021, the Company had debt outstanding as follows:

	September 30,	December 31,
(in millions)	2022	2021
Short-term borrowings	$53	$62

Long-term debt
3.375% Senior notes due 03/15/25 ($500 million par value)	499	498
5.000% Senior notes due 10/01/25 ($800 million par value)*	872	889
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,089	1,092
7.125% Senior notes due 02/15/29 ($121 million par value)	120	119
1.000% Senior Notes due 05/19/31 (€1,000 million par value)	963	1,117
4.375% Senior notes due 03/15/45 ($500 million par value)	495	494
Term loan facilities, finance leases and other	45	56
Total long-term debt	4,083	4,265
Less: current portion	3	4
Long-term debt, net of current portion	$4,080	$4,261
_____________________________
*Includes the fair value step-up from the Delphi Technologies acquisition, which was based on observable market data and will be amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of September 30, 2022 and December 31, 2021, the Company had $53 million and $62 million, respectively, in borrowings under these facilities, which are classified in Notes payable and other short-term debt on the Condensed Consolidated Balance Sheets.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest expense	$18	$21	$58	$84
Interest income	(6)	(3)	(16)	(9)
Interest expense, net	$12	$18	$42	$75

The Company has a $2.0 billion multi-currency revolving credit facility that includes a feature allowing the Company the ability to increase the facility by $1.0 billion with bank group approval. This facility matures in March 2025. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at September 30, 2022. At September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2022 and December 31, 2021.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of September 30, 2022 and December 31, 2021, the estimated fair values of the Company’s senior unsecured notes totaled $3,425 million and $4,421 million, respectively. The estimated fair values were $613 million lower than their carrying value at September 30, 2022 and $212 million higher than their carrying value at December 31, 2021. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $40 million and $35 million at September 30, 2022 and December 31, 2021, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER CURRENT AND NON-CURRENT LIABILITIES

Additional detail related to liabilities is presented in the table below:

	September 30,	December 31,
(in millions)	2022	2021
Other current liabilities:
Payroll and employee related	$310	$330
Customer related	221	220
Product warranties (Note 12)	108	128
Income taxes payable	103	105
Indirect taxes	77	106
Accrued freight	57	46
Employee termination benefits (Note 5)	51	85
Operating leases	39	43
Deferred engineering reimbursements	32	44
Earn-out liability (Note 3)	31	—
Dividends payable	31	18
Interest	29	23
Supplier related	23	18
Other non-income taxes	23	22
Contract liabilities (Note 4)	18	21
Insurance	18	19
Retirement related	14	16
Mandatorily redeemable noncontrolling interest liability (Note 3)	—	58
Other	175	154
Total other current liabilities	$1,360	$1,456

Other non-current liabilities:
Deferred income taxes	$257	$206
Other income tax liabilities	249	274
Operating leases	152	152
Product warranties (Note 12)	101	108
Deferred income	59	68
Employee termination benefits (Note 5)	18	41
Other	56	115
Total other non-current liabilities	$892	$964

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

		Basis of fair value measurements
(in millions)	Balance at September 30, 2022	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Receivables	$11	$—	$2	$9	C	$—
Long-term receivables	$15	$—	$15	$—	C	$—
Investment in equity securities	$29	$—	$—	$—	—	$29
Foreign currency contracts	$36	$—	$36	$—	A	$—
Net investment hedge contracts	$167	$—	$167	$—	A	$—
Liabilities:
Current earn-out liability	$31	$—	$—	$31	C	$—
Foreign currency contracts	$10	$—	$10	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2021	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$87	$70	$—	$—	A	$17
Long-term receivables	$35	$—	$17	$18	C	$—
Foreign currency contracts	$13	$—	$13	$—	A	$—
Net investment hedge contracts	$8	$—	$8	$—	A
Liabilities:
Foreign currency contracts	$8	$—	$8	$—	A	$—
Net investment hedge contracts	$54	$—	$54	$—	A	$—
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

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At September 30, 2022 and December 31, 2021, the Company had no derivative contracts that contained credit risk-related contingent features.

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At September 30, 2022 and December 31, 2021, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At September 30, 2022 and December 31, 2021, the Company had no outstanding interest rate swaps or options.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At September 30, 2022 and December 31, 2021, the following foreign currency derivative contracts were outstanding and mature through the ending duration noted below:

Foreign currency derivatives (in millions)*
Functional Currency	Traded Currency	Notional in traded currency September 30, 2022	Notional in traded currency December 31, 2021	Ending Duration
Brazilian Real	US Dollar	16	23	Dec - 23
British Pound	Euro	10	42	Oct - 22
Chinese Renminbi	British Pound	26	26	Dec - 23
Chinese Renminbi	Euro	34	26	Dec - 23
Chinese Renminbi	US Dollar	198	185	Dec - 23
Euro	British Pound	44	6	Dec - 23
Euro	Polish Zloty	297	394	Dec - 23
Euro	US Dollar	88	86	Dec - 23
US Dollar	British Pound	13	13	Dec - 23
US Dollar	Euro	40	28	Dec - 22
US Dollar	Korean Won	106,091	49,919	Nov - 23
US Dollar	Mexican Peso	2,364	2,619	Dec - 23
US Dollar	Singapore Dollar	5	27	Dec - 22
US Dollar	Thailand Baht	1,790	1,720	May - 23

*Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. dollar equivalent as of September 30, 2022 and December 31, 2021.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). In May 2022, the Company terminated its $100 million cross-currency swap contract originally maturing in February 2023 and executed a $100 million cross-currency swap contract to mature in February 2029, resulting in cash proceeds of $16 million that are expected to remain in accumulated other comprehensive loss until the net investment is sold, completely liquidated or substantially liquidated. At September 30, 2022 and December 31, 2021, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(in millions)	September 30, 2022	December 31, 2021	Ending duration
US dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul - 27
Fixed paying notional	€976	€976	Jul - 27
US dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
US dollar to Japanese yen:
Fixed receiving notional	$—	$100	Feb - 23
Fixed paying notional	¥—	¥10,978	Feb - 23
Fixed receiving notional	$100	$—	Feb - 29
Fixed paying notional	¥12,724	¥—	Feb - 29

At September 30, 2022 and December 31, 2021, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	September 30, 2022	December 31, 2021	Location	September 30, 2022	December 31, 2021
Foreign currency	Prepayments and other current assets	$17	$7	Other current liabilities	$6	$8
Foreign currency	Other non-current assets	$2	$—	Other non-current liabilities	$1	$—
Net investment hedges	Other non-current assets	$167	$8	Other non-current liabilities	$—	$54
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$15	$6	Other current liabilities	$3	$—
Foreign currency	Other non-current assets	$2	$—	Other non-current liabilities	$—	$—

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at September 30, 2022 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2022	December 31, 2021
Net investment hedges:
Foreign currency	$(4)	$(10)	$—
Cross-currency swaps	167	(46)	—
Foreign currency-denominated debt	222	66	—
Total	$385	$10	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended September 30, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$4,060	$3,254	$397	$(262)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$8

	Nine Months Ended September 30, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	11,693	9,425	1,179	$(527)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$12
Gain (loss) reclassified from AOCI to income	$—	$(1)	$—

	Three Months Ended September 30, 2021
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,416	$2,766	$343	$(73)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(2)
Gain (loss) reclassified from AOCI to income	$—	$(1)	$—

	Nine Months Ended September 30, 2021
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$11,183	$8,953	$1,084	$(95)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(5)
Gain (loss) reclassified from AOCI to income	$—	$(2)	$—

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2022	2021	2022	2021
Foreign currency	$3	$—	$6	$(6)
Cross-currency swaps	$94	$43	$229	$90
Foreign currency-denominated debt	$67	$27	$156	$64

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2022	2021	2022	2021
Cross-currency swaps	$7	$6	$20	$16
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

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains recorded in income:

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Contract Type	Location	2022	2021	2022	2021
Foreign Currency	Selling, general and administrative expenses	$16	$6	$22	$11

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has a number of defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company's defined benefit pension plans for 2022 range from $20 million to $30 million, of which $18 million has been contributed through the first nine months of the year. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit income recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postemployment benefits
(in millions)	2022		2021
Three Months Ended September 30,	US	Non-US	US	Non-US	2022	2021
Service cost	$—	$5	$—	$6	$—	$—
Interest cost	1	9	1	8	1	—
Expected return on plan assets	(3)	(18)	(2)	(20)	—	—
Amortization of unrecognized prior service credit	(1)	—	(1)	—	(1)	(1)
Amortization of unrecognized loss	2	2	2	3	—	—
Net periodic benefit income	$(1)	$(2)	$—	$(3)	$—	$(1)

	Pension benefits				Other postemployment benefits
(in millions)	2022		2021
Nine Months Ended September 30,	US	Non-US	US	Non-US	2022	2021
Service cost	$—	$15	$—	$19	$—	$—
Interest cost	3	28	2	23	1	—
Expected return on plan assets	(6)	(58)	(7)	(62)	—	—
Amortization of unrecognized prior service credit	(1)	—	(1)	—	(2)	(2)
Amortization of unrecognized loss	3	6	3	10	—	1
Net periodic benefit income	$(1)	$(9)	$(3)	$(10)	$(1)	$(1)

The components of net periodic benefit income other than the service cost component are included in Other postretirement income in the Condensed Consolidated Statements of Operations.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three and nine months ended September 30, 2022 and 2021, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, June 30, 2022	$3	$2,633	$(1,936)	$7,005	$(816)	$282
Dividends declared ($0.17 per share*)	—	—	—	(39)	—	(15)
Net issuance for executive stock plan	—	6	(1)	—	—	—
Net issuance of restricted stock	—	11	(2)	—	—	—
Purchase of treasury stock	—	—	(100)	—	—	—
Net earnings	—	—	—	273	—	19
Other comprehensive loss	—	—	—	—	(262)	(24)
Balance, September 30, 2022	$3	$2,650	$(2,039)	$7,239	$(1,078)	$262

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, June 30, 2021	$3	$2,602	$(1,810)	$6,527	$(673)	$373
Dividends declared ($0.17 per share*)	—	—	—	(41)	—	(14)
Net issuance for executive stock plan	—	6	—	—	—	—
Net issuance of restricted stock	—	9	—	—	—	—
Net earnings	—	—	—	96	—	21
Other comprehensive income	—	—	—	—	(73)	(6)
Balance, September 30, 2021	$3	$2,617	$(1,810)	$6,582	$(746)	$374

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2021	$3	$2,637	$(1,812)	$6,671	$(551)	$314
Dividends declared ($0.51 per share*)	—	—	—	(121)	—	(64)
Net issuance for executive stock plan	—	6	4	—	—	—
Net issuance of restricted stock	—	6	9	—	—	—
Purchase of treasury stock	—	—	(240)	—	—	—
Purchase/sale of noncontrolling interest	—	1	—	—	—	(4)
Net earnings	—	—	—	689	—	58
Other comprehensive loss	—	—	—	—	(527)	(42)
Balance, September 30, 2022	$3	$2,650	$(2,039)	$7,239	$(1,078)	$262

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2020	$3	$2,614	$(1,834)	$6,296	$(651)	$296
Dividends declared ($0.51 per share*)	—	—	—	(122)	—	(51)
Net issuance for executive stock plan	—	7	3	—	—	—
Net issuance of restricted stock	—	(4)	21	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	(33)
Acquisition of AKASOL	—	—	—	—	—	96
Net earnings	—	—	—	408	—	77
Other comprehensive loss	—	—	—	—	(95)	(11)
Balance, September 30, 2021	$3	$2,617	$(1,810)	$6,582	$(746)	$374
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three and nine months ended September 30, 2022 and 2021:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, June 30, 2022	$(703)	$5	$(118)	$(816)
Comprehensive (loss) income before reclassifications	(240)	8	3	(229)
Income taxes associated with comprehensive (loss) income before reclassifications	(34)	—	—	(34)
Reclassification from accumulated other comprehensive loss	—	—	2	2
Income taxes reclassified into net earnings	—	—	(1)	(1)
Ending balance, September 30, 2022	$(977)	$13	$(114)	$(1,078)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, June 30, 2021	$(351)	$(2)	$(320)	$(673)
Comprehensive (loss) income before reclassifications	(55)	(2)	8	(49)
Income taxes associated with comprehensive (loss) income before reclassifications	(26)	—	(1)	(27)
Reclassification from accumulated other comprehensive loss	—	1	2	3
Income taxes reclassified into net earnings	—	—	—	—
Ending balance, September 30, 2021	$(432)	$(3)	$(311)	$(746)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2021	$(423)	$—	$(128)	$(551)
Comprehensive (loss) income before reclassifications	(474)	12	9	(453)
Income taxes associated with comprehensive (loss) income before reclassifications	(80)	—	1	(79)
Reclassification from accumulated other comprehensive loss	—	1	6	7
Income taxes reclassified into net earnings	—	—	(2)	(2)
Ending balance, September 30, 2022	$(977)	$13	$(114)	$(1,078)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2020	$(321)	$—	$(330)	$(651)
Comprehensive (loss) income before reclassifications	(68)	(5)	11	(62)
Income taxes associated with comprehensive (loss) income before reclassifications	(43)	—	—	(43)
Reclassification from accumulated other comprehensive loss	—	2	10	12
Income taxes reclassified into net earnings	—	—	(2)	(2)
Ending balance, September 30, 2021	$(432)	$(3)	$(311)	$(746)

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 26 such sites as of September 30, 2022 and December 31, 2021. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $8 million and $7 million as of September 30, 2022 and December 31, 2021, respectively, included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. This accrual, which relates to eight of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 18 sites, for which there was no accrual as of September 30, 2022 and December 31, 2021.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 0.9 million and 0.6 million performance share units excluded from the computation of the diluted earnings for the three months ended September 30, 2022 and 2021, respectively. There were 0.9 million and 0.8 million performance share units excluded from the computation of the diluted earnings for the nine months ended September 30, 2022 and 2021, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$273	$96	$689	$408
Weighted average shares of common stock outstanding	234.3	238.2	236.5	238.0
Basic earnings per share of common stock	$1.17	$0.40	$2.92	$1.71

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$273	$96	$689	$408
Weighted average shares of common stock outstanding	234.3	238.2	236.5	238.0
Effect of stock-based compensation	1.3	1.6	1.0	1.3
Weighted average shares of common stock outstanding including dilutive shares	235.6	239.8	237.5	239.3
Diluted earnings per share of common stock	$1.16	$0.40	$2.90	$1.70

NOTE 22 REPORTING SEGMENTS AND RELATED INFORMATION

The Company’s business is aggregated into four reporting segments: Air Management, e-Propulsion & Drivetrain, Fuel Systems (formerly known as Fuel Injection) and Aftermarket. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

In the first quarter of 2022, the Company announced that the starter and alternator business, previously reported in its e-Propulsion & Drivetrain segment, would transition to the Aftermarket segment. The Company also announced that the canisters and fuel delivery modules business, previously reported in its Air Management segment, would transition to the Fuel Systems segment. Both of these transitions were completed during the second quarter of 2022. The reporting segment disclosures have been updated accordingly which included recasting prior period information for the new reporting structure.

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

Segment Adjusted Operating Income is the measure of segment income or loss used by the Company. The Company believes Segment Adjusted Operating Income is most reflective of the operational profitability or loss of our reporting segments. The following tables show segment information and Segment Adjusted Operating Income for the Company’s reporting segments:

Net Sales by Reporting Segment

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Air Management	$1,880	$28	$1,908	$5,434	$76	$5,510
e-Propulsion & Drivetrain	1,327	44	1,371	3,776	141	3,917
Fuel Systems	528	72	600	1,531	176	1,707
Aftermarket	325	2	327	952	8	960
Inter-segment eliminations	—	(146)	(146)	—	(401)	(401)
Net sales	$4,060	$—	$4,060	$11,693	$—	$11,693

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Air Management	$1,551	$25	$1,576	$5,145	$78	$5,223
e-Propulsion & Drivetrain	1,095	39	1,134	3,628	128	3,756
Fuel Systems	456	59	515	1,498	190	1,688
Aftermarket	314	2	316	912	8	920
Inter-segment eliminations	—	(125)	(125)	—	(404)	(404)
Net sales	$3,416	$—	$3,416	$11,183	$—	$11,183

Total Assets by Reporting Segment

(in millions)	September 30, 2022	December 31, 2021
Air Management	$6,216	$6,229
e-Propulsion & Drivetrain	5,225	5,163
Fuel Systems	2,059	2,282
Aftermarket	1,276	1,179
Total	14,776	14,853
Corporate	1,301	1,722
Consolidated	$16,077	$16,575

Segment Adjusted Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Air Management	$277	$214	$755	$791
e-Propulsion & Drivetrain	86	83	270	349
Fuel Systems	83	50	193	159
Aftermarket	49	43	139	123
Segment Adjusted Operating Income	495	390	1,357	1,422
Corporate, including stock-based compensation	57	54	182	201
Intangible asset amortization expense	24	25	74	65
Restructuring expense (Note 5)	8	51	50	143
Merger, acquisition and divestiture expense, net	8	8	40	36
Other non-comparable items	—	(1)	13	(3)
Loss (gain) on sale of business	9	—	(15)	7
Equity in affiliates’ earnings, net of tax	(10)	(12)	(29)	(40)
Unrealized (gain) loss on equity securities	(1)	61	27	337
Interest expense, net	12	18	42	75
Other postretirement income	(8)	(10)	(26)	(33)
Earnings before income taxes and noncontrolling interest	396	196	999	634
Provision for income taxes	104	79	252	149
Net earnings	292	117	$747	$485
Net earnings attributable to noncontrolling interest, net of tax	19	21	58	77
Net earnings attributable to BorgWarner Inc.	$273	$96	$689	$408

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Nine Months Ended September 30,
(in millions)	2022	2021
OPERATING
Net earnings	$747	$485
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and tooling amortization	469	520
Intangible asset amortization	74	65
Restructuring expense, net of cash paid	41	118
Stock-based compensation expense	43	42
(Gain) loss on sales of businesses	(17)	7
Deferred income tax benefit	(21)	(101)
Unrealized loss on equity securities	27	337
Loss on debt extinguishment	—	20
Gain on insurance recovery received for property damages	—	(5)
Other non-cash adjustments	(9)	(18)
Net earnings adjustments to reconcile to net cash flows from operations	1,354	1,470
Retirement plan contributions	(18)	(15)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(726)	(45)
Inventories	(258)	(382)
Prepayments and other current assets	16	(7)
Accounts payable and accrued expenses	288	(231)
Prepaid taxes and income taxes payable	35	21
Other assets and liabilities	(12)	(47)
Net cash provided by operating activities	$679	$764

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest, net	$100	$93
Income taxes, net of refunds	$251	$271

	Balance as of:
Non-cash investing transactions:	September 30, 2022	December 31, 2021
Period end accounts payable related to property, plant and equipment purchases	$120	$142

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

Acquisitions

Hubei Surpass Sun Electric Charging Business

On September 20, 2022, the Company announced that it had entered into an Equity Transfer Agreement under which BorgWarner will acquire the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric. The transaction has an enterprise value up to ¥410 million ($60 million), of which approximately ¥267 million ($39 million) will be delivered at or soon after closing and up to ¥143 million ($21 million) could be paid in the form of contingent payments over approximately two years following the closing. The acquisition complements the Company’s existing European and North American charging footprint by adding a presence in China. The transaction is subject to satisfaction of customary closing conditions and is expected to close in the first quarter of 2023. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Rhombus Energy Solutions

On July 29, 2022, the Company acquired Rhombus Energy Solutions (“Rhombus”), a provider of charging solutions in the North American market. The acquisition complements the Company’s existing European charging footprint to accelerate organic growth and adds North American regional presence to its charging business. The Company paid approximately $131 million at closing, and up to $30 million could be paid in the form of contingent payments over the next three years. Results of operations for Rhombus are included in the Company’s financial information following the date of acquisition. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Santroll Automotive Components

On March 31, 2022, the Company completed its acquisition of 100% of Santroll Automotive Components (“Santroll”), a carve-out of Santroll Electric Auto’s eMotor business, pursuant to the terms of an Equity Transfer Agreement (“ETA”). The acquisition is expected to strengthen the Company’s vertical integration, scale and portfolio breadth in light vehicle eMotors while allowing for increased speed to market. The total final consideration was $207 million, which includes final working capital and net debt adjustments of $5 million. The consideration includes approximately ¥1.1 billion ($167 million) of base purchase price and ¥0.25 billion ($40 million) of originally estimated earn-out payments. The Company paid approximately ¥1.0 billion ($157 million) of base purchase price in the nine months ended September 30, 2022. The remaining $10 million of base purchase price is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2022. Results of operations for Santroll are included in the Company’s financial information following the date of acquisition. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

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

Key Trends and Economic Factors

COVID-19 and Supplier Disruptions. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy. Recent COVID-19 outbreaks in certain regions continue to cause intermittent COVID-19-related disruptions in the Company’s supply chain and local manufacturing operations. For a significant portion of the second quarter of 2022, China imposed lock-downs in many cities due to an increase in COVID-19 cases in the region, which contributed to a decline in industry production in China during the quarter. The Company also continues to face supplier disruptions due to a global semiconductor shortage in the automotive industry. Further, actions taken by Russia in Ukraine have impacted the automotive industry particularly in Europe, including the Company’s suppliers, its customers and its operations more generally. The Company is in the process of winding down its Aftermarket operation in Russia, which is not material to the Company’s financial statements.

Commodities and Other Inflationary Impacts. Prices for commodities remain volatile, and beginning in 2021, the Company has experienced price increases for base metals (e.g., steel, aluminum and nickel), precious metals (e.g., palladium), and raw materials that are primarily used in batteries for electric vehicles (e.g., lithium and cobalt). In addition, many global economies, including the United States, are experiencing elevated levels of inflation more generally, which is driving an increase in other input costs. As a result, the Company has experienced, and is continuing to experience, higher costs.

The Company continues to negotiate the pass through and recovery of higher costs with customers. Certain agreements were substantively reached with various customers in the second and third quarters of 2022. These agreements do not enable the Company to recover 100 percent of its increased costs, and as a result, the Company’s operating margins have been negatively impacted.

Foreign Currency Impacts. The rapid strengthening of the U.S. Dollar relative to major foreign currencies, including the Euro, Korean Won and Chinese Renminbi, and related translation of these currencies to the U.S. Dollar unfavorably impacted the Company’s net sales, earnings and cash flows. Continued significant fluctuations of foreign currencies against the U.S. Dollar may further negatively impact the Company’s financial results.

Outlook

The Company continues to expect global industry production to modestly increase year over year in 2022. However, various global disruptions, including, but not limited to, input cost inflation, supply chain disruptions and further impacts from Russia’s invasion of Ukraine could impact the Company’s 2022 expectation. The Company also expects net new business-related sales growth, due to increased penetration of BorgWarner products around the world, to drive a sales increase in excess of the expected growth in industry production. As a result of all of these considerations, the Company expects increased revenue in 2022, excluding the impact of foreign currencies.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

The following table presents a summary of our operating results:

	Three Months Ended September 30,
(in millions, except per share data)	2022		2021
Net sales		% of net sales		% of net sales
Air Management	$1,908	47.0%	$1,576	46.1%
e-Propulsion & Drivetrain	1,371	33.8	1,134	33.2
Fuel Systems	600	14.8	515	15.1
Aftermarket	327	8.1	316	9.3
Inter-segment eliminations	(146)	(3.6)	(125)	(3.7)
Total net sales	4,060	100.0	3,416	100.0
Cost of sales	3,254	80.1	2,766	81.0
Gross profit	806	19.9	650	19.0
Selling, general and administrative expenses - R&D, net	199	4.9	184	5.4
Selling, general and administrative expenses - Other	198	4.9	159	4.7
Restructuring expense	8	0.2	51	1.5
Other operating expense, net	12	0.3	3	0.1
Operating income	389	9.6	253	7.4
Equity in affiliates’ earnings, net of tax	(10)	(0.2)	(12)	(0.4)
Unrealized (gain) loss on equity securities	(1)	—	61	1.8
Interest expense, net	12	0.3	18	0.5
Other postretirement income	(8)	(0.2)	(10)	(0.3)
Earnings before income taxes and noncontrolling interest	396	9.8	196	5.7
Provision for income taxes	104	2.6	79	2.3
Net earnings	292	7.2	117	3.4
Net earnings attributable to noncontrolling interest, net of tax	19	0.5	21	0.6
Net earnings attributable to BorgWarner Inc.	$273	6.7%	$96	2.8%
Earnings per share — diluted	$1.16		$0.40

Net sales for the three months ended September 30, 2022 totaled $4,060 million, an increase of 19% compared to the three months ended September 30, 2021. In December 2021, the Company sold its Water Valley, Mississippi manufacturing facility, which accounted for $38 million of net sales in the three months ended September 30, 2021 that did not recur in 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $320 million primarily due to the weakening of the Euro, Korean Won and Chinese Renminbi relative to the U.S. Dollar. The increase excluding these items was primarily due to higher industry production compared to the prior year, increased demand for the Company’s products and the impact of commercial negotiations with the Company’s customers.

Cost of sales as a percentage of net sales was 80.1% during the three months ended September 30, 2022, compared to 81.0% during the three months ended September 30, 2021. The Company’s material cost as a percentage of sales was 57% and 54% of net sales during the three months ended September 30, 2022 and 2021, respectively. The increase in material cost as a percentage of sales reflects increasing commodity and other material and input costs. Gross profit and gross margin were

$806 million and 19.9%, respectively, during the three months ended September 30, 2022 compared to $650 million and 19.0%, respectively, during the three months ended September 30, 2021. The increase in gross margin was primarily due to conversion on higher revenue, partially offset by higher material costs.

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2022 were $397 million as compared to $343 million for the three months ended September 30, 2021. SG&A as a percentage of net sales was 9.8% and 10.0% for the three months ended September 30, 2022 and 2021, respectively.

Research and Development (“R&D”) costs, net of customer reimbursements, were $199 million, or 4.9% of net sales, for the three months ended September 30, 2022, compared to $184 million, or 5.4% of net sales, for the three months ended September 30, 2021. The increase in R&D costs, net of customer reimbursements, was primarily due to increasing net investment related to the Company’s electrification product portfolio. The Company will continue to invest in R&D programs, which are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is in the range of 5.0% to 5.5% of net sales.

Restructuring expense was $8 million and $51 million for the three months ended September 30, 2022 and 2021, respectively, primarily related to employee benefit costs. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Other operating expense, net was $12 million and $3 million for the three months ended September 30, 2022 and 2021, respectively. For both the three months ended September 30, 2022 and 2021, merger, acquisition and divestiture related expenses, net were $8 million. Additionally, during the three months ended September 30, 2022, the Company revised its estimate of the expected earn-out related to a previous divestiture resulting in a $9 million loss in the period.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $10 million and $12 million for the three months ended September 30, 2022 and 2021, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized (gain) loss on equity securities was a gain of $1 million and a loss of $61 million for the three months ended September 30, 2022 and 2021, respectively. This line item reflects the net unrealized gains or losses recognized due to the recording of the Company’s investments at fair value. For further details, see Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Interest expense, net was $12 million and $18 million for the three months ended September 30, 2022 and 2021, respectively. This decrease was primarily due to higher interest rates on cash and cash equivalents balances and lower expense related to the Company’s cross-currency swaps.

Provision for income taxes was $104 million for the three months ended September 30, 2022, resulting in an effective rate of 26%. This is compared to $79 million, an effective rate of 40%, for the three-month period ended September 30, 2021.

During the three months ended September 30, 2021, the Company’s effective tax rate was unfavorably impacted by $59 million of restructuring expenses and merger, acquisition and divestiture expenses, some of which were non-deductible for tax purposes. As such, the Company recognized a de minimis tax benefit associated with these expenses in the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

The following table presents a summary of our operating results:

	Nine Months Ended September 30,
(in millions, except per share data)	2022		2021
Net sales		% of net sales		% of net sales
Air Management	$5,510	47.1%	$5,223	46.7%
e-Propulsion & Drivetrain	3,917	33.5	3,756	33.6
Fuel Systems	1,707	14.6	1,688	15.1
Aftermarket	960	8.2	920	8.2
Inter-segment eliminations	(401)	(3.4)	(404)	(3.6)
Total net sales	$11,693	100.0	11,183	100.0
Cost of sales	9,425	80.6	8,953	80.1
Gross profit	2,268	19.4	2,230	19.9
Selling, general and administrative expenses - R&D, net	597	5.1	533	4.8
Selling, general and administrative expenses - Other	582	5.0	551	4.9
Restructuring expense	50	0.4	143	1.3
Other operating expense, net	26	0.2	30	0.3
Operating income	1,013	8.7	973	8.7
Equity in affiliates’ earnings, net of tax	(29)	(0.2)	(40)	(0.4)
Unrealized loss on equity securities	27	0.2	337	3.0
Interest expense, net	42	0.4	75	0.7
Other postretirement income	(26)	(0.2)	(33)	(0.3)
Earnings before income taxes and noncontrolling interest	999	8.5	634	5.7
Provision for income taxes	252	2.2	149	1.3
Net earnings	747	6.4	485	4.3
Net earnings attributable to noncontrolling interest, net of tax	58	0.5	77	0.7
Net earnings attributable to BorgWarner Inc.	$689	5.9%	$408	3.6%
Earnings per share — diluted	$2.90		$1.70

Net sales for the nine months ended September 30, 2022 totaled $11,693 million, an increase of 5% from the nine months ended September 30, 2021. Acquisitions, primarily AKASOL, contributed $124 million in additional sales in the nine months ended September 30, 2022. In December 2021, the Company sold its Water Valley, Mississippi manufacturing facility, which accounted for $137 million of net sales in the nine months ended September 30, 2021 that did not recur in 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $654 million primarily due to the weakening of the Euro, Korean Won and Chinese Renminbi relative to the U.S. Dollar. The increase excluding these items was primarily due to higher industry production compared to the prior year, increased demand for the Company’s products and the impact of commercial negotiations with the Company’s customers.

Cost of sales as a percentage of net sales was 80.6% during the nine months ended September 30, 2022, compared to 80.1% during the nine months ended September 30, 2021. The Company’s material cost as a percentage of sales was 57% and 54% of net sales during the nine months ended September 30, 2022 and 2021, respectively. The increase in material cost as a percentage of sales reflects increasing commodity and other material and input costs. Gross profit and gross margin were $2,268 million and 19.4%, respectively, during the nine months ended September 30, 2022 compared to $2,230 million and 19.9%, respectively, during the nine months ended September 30, 2021. The decrease in gross margin was primarily due to increases in commodity and other input costs.

Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2022 were $1,179 million as compared to $1,084 million for the nine months ended September 30, 2021. SG&A as a percentage of net sales was 10.1% and 9.7% for the nine months ended September 30, 2022 and 2021, respectively. The increase in SG&A was primarily attributable to increased research and development costs, partially offset by decreases in employee costs.

Research and Development (“R&D”) costs, net of customer reimbursements, were $597 million, or 5.1% of net sales, for the nine months ended September 30, 2022, compared to $533 million, or 4.8% of net sales, for the nine months ended September 30, 2021. The increase in R&D costs, net of customer reimbursements, was primarily due to increasing net investment related to the Company’s electrification product portfolio.

Restructuring expense was $50 million and $143 million for the nine months ended September 30, 2022 and 2021, respectively, primarily related to employee benefit costs. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

During 2022, the Company approved individual restructuring actions that primarily related to specific reductions in headcount. During the nine months ended September 30, 2022, the Company recorded $18 million related to these actions.

In February 2020, the Company announced a $300 million restructuring plan to address existing structural costs. During the nine months ended September 30, 2022 and 2021, the Company recorded $28 million and $81 million of restructuring charges related to this plan, respectively. Cumulatively, the Company has incurred $279 million of restructuring charges related to this plan. As of September 30, 2022 the plan is substantially complete, with any remaining restructuring costs expected to be incurred by the end of 2022. The resulting annual gross savings are expected to be in excess of $100 million and will be utilized to sustain overall operating margin profile and cost competitiveness.

Other operating expense, net was $26 million and $30 million for the nine months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022 and 2021, merger, acquisition and divestiture related expenses, net were $40 million and $36 million, respectively. The increase in 2022 was primarily related to professional fees associated with specific acquisition and disposition initiatives.

During the nine months ended September 30, 2022, the Company recorded a pre-tax gain of $24 million in connection with the sale of its interest in BorgWarner Romeo Power LLC (“Romeo JV”), in which the Company owned a 60% interest. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $29 million and $40 million for the nine months ended September 30, 2022 and 2021, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized loss on equity securities was $27 million and $337 million for the nine months ended September 30, 2022 and 2021, respectively. This line item reflects the net unrealized gains or losses recognized due to recording the Company’s investments at fair value, and the 2021 amount was primarily related to the Company’s investment in Romeo Power, Inc. In the nine months ended September 30, 2022, the Company sold all of its remaining investment in Romeo Power, Inc. For further details, see Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Interest expense, net was $42 million and $75 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in interest expense, net was primarily due to the $20 million loss on debt extinguishment recorded in 2021 that related to the early repayment of the Company’s €500 million 1.800% senior notes settled on June 18, 2021.

Provision for income taxes was $252 million for the nine months ended September 30, 2022, resulting in an effective rate of 25%. This is compared to $149 million, an effective rate of 24%, for the nine-month period ended September 30, 2021.

During the nine months ended September 30, 2021, the Company recognized a $55 million tax benefit related to a reduction in certain unrecognized tax benefits and accrued interest for a matter in which the statute of limitations had lapsed. The Company also recognized a discrete tax benefit of $20 million related to an increase in its deferred tax assets as a result of an increase in the United Kingdom (“UK”) statutory tax rate from 19% to 25%. Further, the Company’s effective tax rate for the nine months ended September 30, 2021 included a net discrete tax benefit of $33 million, primarily related to changes to certain withholding rates applied to unremitted earnings. The effective tax rate was unfavorably impacted by $179 million of restructuring expenses and merger, acquisition and divestiture expenses, some of which were largely non-deductible for tax purposes. The Company recognized $22 million of tax benefit associated with these expenses in the nine months ended September 30, 2021.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $1.16 and $0.40 for the three months ended September 30, 2022 and 2021, respectively, and $2.90 and $1.70 for the nine months ended September 30, 2022 and 2021, respectively. The Company believes the table below is useful in highlighting non-comparable items that impacted its earnings per diluted share. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended.

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-comparable items:	2022	2021	2022	2021
Restructuring expense	$(0.03)	$(0.21)	$(0.20)	$(0.52)
Merger, acquisition and divestiture expense, net	(0.02)	(0.04)	(0.15)	(0.14)
Loss (gain) on sale of business	(0.03)	—	0.05	(0.02)
Other	—	—	(0.06)	—
Loss on debt extinguishment	—	—	—	(0.06)
Unrealized gain (loss) on equity securities	—	(0.19)	(0.11)	(1.07)
Tax adjustments[1]	—	0.04	0.04	0.42
Total impact of non-comparable items per share - diluted	$(0.08)	$(0.40)	$(0.43)	$(1.39)
_____________________________

1
During the nine months ended September 30, 2021, the Company recognized a $55 million tax benefit related to the lapse of the statute of limitations for a tax matter, a $20 million benefit related to an increase in deferred tax assets associated with an increase in the UK tax rate, and a $33 million of tax benefit primarily related to changes to certain withholding rates applied to unremitted earnings.

Results by Reporting Segment

The Company’s business is aggregated into four reporting segments: Air Management, e-Propulsion & Drivetrain, Fuel Systems (formerly known as Fuel Injection) and Aftermarket. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

In the first quarter of 2022, the Company announced that the starter and alternator business, previously reported in its e-Propulsion & Drivetrain segment, would transition to the Aftermarket segment. The

Company also announced that the canisters and fuel delivery modules business, previously reported in its Air Management segment, would transition to the Fuel Systems segment. Both of these transitions were completed during the second quarter of 2022. The reporting segment disclosures have been updated accordingly which included recasting prior period information for the new reporting structure.

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

The following tables presents net sales and Segment Adjusted Operating Income for the Company’s reporting segments:

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in millions)	Net sales	Segment Adjusted Operating Income	% margin	Net sales	Segment Adjusted Operating Income	% margin
Air Management	$1,908	$277	14.5%	$1,576	$214	13.6%
e-Propulsion & Drivetrain	1,371	86	6.3%	1,134	83	7.3%
Fuel Systems	600	83	13.8%	515	50	9.7%
Aftermarket	327	49	15.0%	316	43	13.6%
Inter-segment eliminations	(146)	—		(125)	—
Totals	$4,060	$495		$3,416	$390

The Air Management segment’s net sales increased $332 million, or 21%, and Segment Adjusted Operating Income increased $63 million from the three months ended September 30, 2021. Foreign currencies resulted in a year-over-year decrease in sales of approximately $177 million primarily due to the weakening of the Euro, Korean Won and Chinese Renminbi relative to the U.S. Dollar. The increase excluding these items was primarily due to higher industry production compared to the prior year and the impact of commercial negotiations with the Company’s customers. The Segment Adjusted Operating margin was 14.5% for the three months ended September 30, 2022, compared to 13.6% for the three months ended September 30, 2021. The Segment Adjusted Operating margin increase was primarily due to higher revenue which was partially offset by inflationary impacts on costs.

The e-Propulsion & Drivetrain segment’s net sales increased $237 million, or 21%, and Segment Adjusted Operating Income increased $3 million from the three months ended September 30, 2021. In December 2021, the Company sold its Water Valley, Mississippi manufacturing facility which accounted for $38 million of net sales in the three months ended September 30, 2021 that did not recur in 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $82 million primarily due to the weakening of the Euro, Chinese Renminbi and Korean Won relative to the U.S. Dollar. The increase excluding these items was primarily due to increased demand for the Company’s products, higher industry production compared to the prior year and the impact of commercial negotiations with the Company’s customers. The e-Propulsion & Drivetrain Segment Adjusted Operating margin was 6.3% during the three months ended September 30, 2022, down from 7.3% during the three months ended September 30, 2021. The Segment Adjusted Operating margin decrease was primarily due to increased investments in R&D for electrification products.

The Fuel Systems segment’s net sales increased $85 million, or 17%, and Segment Adjusted Operating Income increased $33 million from the three months ended September 30, 2021. Foreign currencies resulted in a year-over-year decrease in sales of approximately $45 million primarily due to the weakening of the Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to higher industry production compared to the prior year and the impact of commercial negotiations with the Company’s customers. The Fuel Systems Segment Adjusted Operating margin was 13.8% for the three months ended September 30, 2022, compared to 9.7% for the three months ended September 30, 2021. The Segment Adjusted Operating margin increase was primarily due to higher revenue.

The Aftermarket segment’s net sales increased $11 million, or 3%, and Segment Adjusted Operating Income increased $6 million from the three months ended September 30, 2021. Foreign currencies resulted in a year-over-year decrease in sales of approximately $16 million primarily due to the weakening of the Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to pricing and increased demand for the Company’s products compared to the prior year. The Segment Adjusted Operating margin was 15.0% for the three months ended September 30, 2022, compared to 13.6% for the three months ended September 30, 2021. The Segment Adjusted Operating margin increase was primarily due to increased pricing.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in millions)	Net sales	Segment Adjusted Operating Income	% margin	Net sales	Segment Adjusted Operating Income	% margin
Air Management	$5,510	$755	13.7%	$5,223	$791	15.1%
e-Propulsion & Drivetrain	3,917	270	6.9%	3,756	349	9.3%
Fuel Systems	1,707	193	11.3%	1,688	159	9.4%
Aftermarket	960	139	14.5%	920	123	13.4%
Inter-segment eliminations	(401)	—		(404)	—
Totals	$11,693	$1,357		$11,183	$1,422

The Air Management segment’s net sales increased $287 million, or 5%, and Segment Adjusted Operating Income decreased $36 million from the nine months ended September 30, 2021. The acquisition of AKASOL contributed $111 million of additional sales in the nine months ended September 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $373 million primarily due to the weakening of the Euro and Korean Won relative to the U.S. Dollar. The increase excluding these items was primarily due to increased demand for the Company’s products, higher industry production compared to the prior year and the impact of commercial negotiations with the Company’s customers. The Segment Adjusted Operating margin was 13.7% for the nine months ended September 30, 2022, compared to 15.1% for the nine months ended September 30, 2021. The Segment Adjusted Operating margin decrease was primarily due to the dilutive impact of the acquisition of AKASOL and the net impact of higher commodity and other input costs.

The e-Propulsion & Drivetrain segment’s net sales increased $161 million, or 4%, and Segment Adjusted Operating Income decreased $79 million from the nine months ended September 30, 2021. In 2021, the Company sold its Water Valley, Mississippi manufacturing facility which accounted for $137 million of net sales in the nine months ended September 30, 2021 that did not recur in 2022.

Foreign currencies resulted in a year-over-year decrease in sales of approximately $160 million primarily due to the weakening of the Euro, Korean Won and Chinese Renminbi relative to the U.S. Dollar. The increase excluding these items was primarily due to increased demand for the Company’s products, higher industry production compared to the prior year and the impact of commercial negotiations with the Company’s customers. The e-Propulsion & Drivetrain Segment Adjusted Operating margin was 6.9% during the nine months ended September 30, 2022, down from 9.3% during the nine months ended September 30, 2021. The Segment Adjusted Operating margin decrease was primarily due to increased investments in R&D and the net impact of higher commodity and other input costs.

The Fuel Systems segment’s net sales increased $19 million, or 1%, and Segment Adjusted Operating Income increased $34 million from the nine months ended September 30, 2021. Foreign currencies resulted in a year-over-year decrease in sales of approximately $89 million primarily due to the weakening of the Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to higher industry production compared to the prior year and the impact of commercial negotiations with the Company’s customers. The Segment Adjusted Operating margin was 11.3% for the nine months ended September 30, 2022, compared to 9.4% for the nine months ended September 30, 2021. The Segment Adjusted Operating margin increase was primarily due to higher revenue.

The Aftermarket segment’s net sales increased $40 million, or 4%, and Segment Adjusted Operating Income increased $16 million from the nine months ended September 30, 2021. Foreign currencies resulted in a year-over-year decrease in sales of approximately $32 million primarily due to the weakening of the Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to pricing and increased demand for the Company’s products. The Aftermarket Segment Adjusted Operating margin was 14.5% for the nine months ended September 30, 2022, compared to 13.4% for the nine months ended September 30, 2021. The Segment Adjusted Operating margin increase was primarily due to increased pricing.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of September 30, 2022, the Company had liquidity of $3,241 million, comprised of cash and cash equivalent balances of $1,241 million and an undrawn revolving credit facility of $2,000 million. The Company was in full compliance with its covenants under the revolving credit facility and had full access to its undrawn revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of September 30, 2022, cash balances of $984 million were held by the Company’s subsidiaries outside the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility that includes a feature allowing the Company the ability to increase the facility by $1.0 billion with bank group approval. This facility matures in March 2025. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at September 30, 2022. At September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2022 and December 31, 2021.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2.0 billion.

In addition to the revolving credit facility, the Company’s universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions.

On February 9, 2022, April 27, 2022 and July 28, 2022, the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. The dividends were paid on March 15, 2022, June 15, 2022 and September 15, 2022, respectively.

From a credit quality perspective, the Company has a credit rating of BBB+ from Fitch Ratings, BBB from Standard & Poor's and Baa1 from Moody's. The current outlook from each of Fitch, Standard & Poor’s and Moody’s is stable. None of the Company's debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Nine Months Ended September 30,
(in millions)	2022	2021
OPERATING
Net earnings	$747	$485
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and tooling amortization	469	520
Intangible asset amortization	74	65
Restructuring expense, net of cash paid	41	118
Stock-based compensation expense	43	42
(Gain) loss on sales of businesses	(17)	7
Deferred income tax benefit	(21)	(101)
Unrealized loss on equity securities	27	337
Loss on debt extinguishment	—	20
Gain on insurance recovery received for property damages	—	(5)
Other non-cash adjustments	(9)	(18)
Net earnings adjustments to reconcile to net cash flows from operations	1,354	1,470
Retirement plan contributions	(18)	(15)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(726)	(45)
Inventories	(258)	(382)
Accounts payable and accrued expenses	288	(231)
Other assets and liabilities	39	(33)
Net cash provided by operating activities	$679	$764

Net cash provided by operating activities was $679 million and $764 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021 was primarily due to lower net earnings adjusted for non-cash charges.

Investing Activities

	Nine Months Ended September 30,
(in millions)	2022	2021
INVESTING
Capital expenditures, including tooling outlays	$(511)	$(494)
Capital expenditures for damage to property, plant and equipment	—	(2)
Insurance proceeds received for damage to property, plant and equipment	—	5
Payments for businesses acquired, net of cash acquired	(288)	(759)
Proceeds from settlement of net investment hedges, net	40	21
Proceeds from (payments for) investments in equity securities	27	(15)
Proceeds from the sale of business, net	25	—
Proceeds from asset disposals and other, net	21	6
Net cash used in investing activities	$(686)	$(1,238)

Net cash used in investing activities was $686 million during the first nine months of 2022 compared to $1,238 million during the first nine months of 2021. In 2022, the Company acquired Rhombus Energy

Solutions and Santroll Automotive Components, the impacts of which were partially offset by proceeds related to the liquidation of the Company’s investment in Romeo Power, Inc. and the sale of the Company’s 60% interest in BorgWarner Romeo Power LLC. During the nine months ended September 30, 2021, the Company acquired AKASOL. As a percentage of sales, capital expenditures were 4.4% for both the nine months ended September 30, 2022 and 2021.

Financing Activities

	Nine Months Ended September 30,
(in millions)	2022	2021
FINANCING
Net decrease in notes payable	$—	$(8)
Additions to debt	2	1,273
Payments for debt issuance costs	—	(10)
Repayments of debt, including current portion	(9)	(698)
Payments for purchase of treasury stock	(240)	—
Payments for stock-based compensation items	(18)	(14)
Purchase of noncontrolling interest	(59)	(33)
Dividends paid to BorgWarner stockholders	(121)	(122)
Dividends paid to noncontrolling stockholders	(48)	(38)
Net cash (used in) provided by financing activities	$(493)	$350

Net cash used in financing activities was $493 million during the first nine months of 2022 compared to net cash provided by financing activities of $350 million during the first nine months of 2021. Net cash used in financing activities during the first nine months of 2022 was primarily related to the $240 million of BorgWarner share repurchases, $121 million in dividends paid to the Company’s stockholders, $57 million paid to settle the AKASOL Squeeze Out and purchase the remaining outstanding shares and $48 million in dividends paid to noncontrolling stockholders of the Company’s consolidated joint ventures.

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may presently be liable for the cost of clean-up and other remedial activities at 26 such sites as of September 30, 2022 and December 31, 2021. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Polish Zloty, Singapore Dollar, Korean Won, Mexican Peso, Thailand Baht and Turkish Lira. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of September 30, 2022 and December 31, 2021, the Company recorded a deferred gain of $385 million and $10 million, respectively, both before taxes, for designated net investment hedges within accumulated other comprehensive income (loss).

The significant foreign currency translation adjustments during the nine months ended September 30, 2022 and 2021 are shown in the following tables, which provide the percentage change in U.S. dollar against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Chinese renminbi	(6)%	$(138)	(11)%	$(270)
Euro	(6)%	$(61)	(14)%	$(135)
Korean won	(11)%	$(62)	(17)%	$(116)
British pound	(8)%	$(28)	(18)%	$(65)

(in millions, except for percentages)	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Korean won	(4)%	$(27)	(9)%	$(62)
Euro	(2)%	$(34)	(5)%	$(54)
Brazilian real	(9)%	$(17)	(5)%	$(8)
British pound	(3)%	$(8)	(1)%	$(6)
Chinese renminbi	—%	$5	1%	$29

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

Following the agreement to the MOU by the parties, on May 23, 2022 stockholders Don David Price, Maria Nyiradi, and Peter Wahler (the “Plaintiffs”) filed a derivative action with the United States District Court for the Eastern District of Michigan captioned Price, et al. v. Michas, et. Al. (E.D. Mich.). On June 2, 2022, the Company and the Plaintiffs filed with the court an agreement to settle the derivative action (the “Stipulation of Settlement”). As part of Stipulation of Settlement, the Company: (i) agreed to adopt certain governance reforms, and (ii) agreed to attorneys’ fees and expenses in an amount under $1 million. On September 26, 2022, the court issued a final order approving the Stipulation of Settlement.

Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of environmental and other litigation which is incorporated herein by reference.

Item 1A. Risk Factors

During the nine months ended September 30, 2022, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2020, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaced the previous share repurchase program. As of September 30, 2022, the Company has repurchased $456 million of common stock under this repurchase program. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended September 30, 2022:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
July 1, 2022 - July 31, 2022
Common Stock Repurchase Program	—	$—	—	$644
Employee transactions	3,199	$34.64	—
August 1, 2022 - August 31, 2022
Common Stock Repurchase Program	1,645,230	$38.31	1,645,230	$581
Employee transactions	—	$—	—
September 1, 2022 - September 30, 2022
Common Stock Repurchase Program	986,321	$37.49	986,321	$544
Employee transactions	2,692	$36.44	—

Item 6. Exhibits

Exhibit 10.1	Amendment No. 2 to Credit Agreement, dated as of August 31, 2022, between BorgWarner Inc. and Bank of America, as administrative agent.*

Exhibit 10.2	Employment Agreement, dated as of September 9, 2022, between BorgWarner Inc. and Frederic B. Lissalde.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

Date: October 27, 2022