Form 10-Q
period 2023-03-31
BORGWARNER INC
filed 2023-05-04
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of April 28, 2023, the registrant had 234,373,353 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2023

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may constitute forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “guidance,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”), are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Forward-looking statements are not guarantees of performance, and the Company’s actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include supply disruptions impacting us or our customers, such as the current shortage of semiconductor chips that has impacted original equipment manufacturer (“OEM”) customers and their suppliers, including us; commodity availability and pricing, and an inability to achieve expected levels of recoverability in commercial negotiations with customers concerning these costs; competitive challenges from existing and new competitors including OEM customers; the challenges associated with rapidly changing technologies, particularly as relates to electric vehicles, and our ability to innovate in response; uncertainties regarding the extent and duration of impacts of matters associated with the COVID-19/coronavirus pandemic, including additional production disruptions; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; potential disruptions in the global economy caused by Russia’s invasion of Ukraine; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis; our ability to effect the intended tax-free spin-off of our Fuel Systems and Aftermarket segments into a separate, publicly traded company on a timely basis or at all; the potential that uncertainty during the pendency of the spin-off transaction could affect our financial performance; the possibility that the spin-off transaction will not achieve its intended benefits; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; our dependence on automotive and truck production, both of which are highly cyclical and subject to disruptions; our reliance on major OEM customers; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims, or governmental investigations, including related litigation; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and the other risks, noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in our most recently-filed Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$950	$1,338
Receivables, net	3,566	3,323
Inventories, net	1,800	1,687
Prepayments and other current assets	291	269
Total current assets	6,607	6,617

Property, plant and equipment, net	4,463	4,365
Investments and long-term receivables	895	896
Goodwill	3,420	3,397
Other intangible assets, net	1,033	1,051
Other non-current assets	699	668
Total assets	$17,117	$16,994

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$62	$62
Accounts payable	2,676	2,684
Other current liabilities	1,410	1,490
Total current liabilities	4,148	4,236

Long-term debt	4,175	4,166
Retirement-related liabilities	223	223
Other non-current liabilities	892	861
Total liabilities	9,438	9,486

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,661	2,675
Retained earnings	7,632	7,454
Accumulated other comprehensive loss	(824)	(876)
Common stock held in treasury, at cost	(2,031)	(2,032)
Total BorgWarner Inc. stockholders’ equity	7,441	7,224
Noncontrolling interest	238	284
Total equity	7,679	7,508
Total liabilities and equity	$17,117	$16,994

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Net sales	$4,180	$3,874
Cost of sales	3,430	3,124
Gross profit	750	750

Selling, general and administrative expenses	384	388
Restructuring expense	7	15
Other operating expense (income), net	19	(5)
Operating income	340	352

Equity in affiliates’ earnings, net of tax	(4)	(8)
Unrealized loss on debt and equity securities	15	39
Interest expense, net	10	15
Other postretirement expense (income)	2	(9)
Earnings before income taxes and noncontrolling interest	317	315

Provision for income taxes	87	91
Net earnings	230	224
Net earnings attributable to noncontrolling interest, net of tax	13	24
Net earnings attributable to BorgWarner Inc.	$217	$200

Earnings per share attributable to BorgWarner Inc. — basic	$0.93	$0.84

Earnings per share attributable to BorgWarner Inc. — diluted	$0.93	$0.84

Weighted average shares outstanding:
Basic	232.8	238.2
Diluted	234.4	239.0

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
Net earnings attributable to BorgWarner Inc.	$217	$200

Other comprehensive income (loss)
Foreign currency translation adjustments*	39	(18)
Hedge instruments*	14	—
Defined benefit postretirement plans*	(1)	5
Total other comprehensive income (loss) attributable to BorgWarner Inc.	52	(13)

Comprehensive income attributable to BorgWarner Inc.*	269	187

Net earnings attributable to noncontrolling interest, net of tax	13	24
Other comprehensive loss attributable to noncontrolling interest*	(1)	(1)
Comprehensive income	$281	$210
____________________________________
*    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
OPERATING
Net cash (used in) provided by operating activities (see Note 23)	$(12)	$116
INVESTING
Capital expenditures, including tooling outlays	(278)	(177)
Payments for businesses acquired, net of cash acquired	(19)	(157)
Proceeds from settlement of net investment hedges, net	13	12
Proceeds from investments in debt and equity securities, net	—	30
Proceeds from the sale of business, net	—	25
Proceeds from asset disposals and other, net	2	13
Net cash used in investing activities	(282)	(254)
FINANCING
Additions to debt	1	—
Repayments of debt, including current portion	(2)	(2)
Payments for purchase of treasury stock	—	(40)
Payments for stock-based compensation items	(25)	(17)
Purchase of noncontrolling interest	—	(59)
Dividends paid to BorgWarner stockholders	(39)	(41)
Dividends paid to noncontrolling stockholders	(25)	(36)
Net cash used in financing activities	(90)	(195)
Effect of exchange rate changes on cash	(4)	(7)
Net decrease in cash, cash equivalents and restricted cash	(388)	(340)
Cash, cash equivalents and restricted cash at beginning of year	1,338	1,844
Cash, cash equivalents and restricted cash at end of period	$950	$1,504

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet as of December 31, 2022 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

On December 6, 2022, the Company announced its intention to execute a tax-free spin-off of the Fuel Systems and Aftermarket segments into a separate, publicly traded company. The intended separation of its Fuel Systems and Aftermarket segments would support optimizing the Company’s combustion portfolio and advancing its electrification journey, while at the same time creating a new, focused company that would be able to pursue growth opportunities in alternative fuels, such as hydrogen, and in Aftermarket. The Company expects to complete the transaction by the end of the third quarter of 2023, subject to satisfaction of customary conditions.

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” It requires entities to apply ASC Topic 606, “Revenue from Contracts with Customers,” to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company adopted this guidance prospectively as of January 1, 2023, and there was no impact on the Condensed Consolidated Financial Statements.

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

Due to the insignificant size of the 2023 and 2022 acquisitions, both individually and in the aggregate, relative to the Company, supplemental pro forma financial information for the current and prior reporting periods is not provided.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition complements the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration is ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥129 million ($19 million) of base purchase price in the three months ended March 31, 2023. Of the remaining ¥139 million ($20 million) of base purchase price, ¥119 million ($17 million) is payable by June 30, 2023 and is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2023. The remaining ¥20 million ($3 million) of base purchase price is payable before March 31, 2025 and is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2023. Pursuant to the agreement, the Company’s obligation to remit up to ¥103 million ($15 million) of earn-out payments is contingent upon the achievement of certain revenue and pre-tax profit margin targets in 2023 and 2024 as well as the retention of key employees during the same time period. As of March 31, 2023, the Company’s estimate of the earn-out payments was approximately ¥20 million ($3 million), of which half is recorded in Other current liabilities and half is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The purchase price was allocated on a provisional basis as of March 1, 2023. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. Certain estimated values for the acquisition, including goodwill, tangible, and intangible assets and deferred taxes, are not yet finalized, and the provisional purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation of assets acquired and liabilities assumed may be materially different than the estimated values shown below.

The estimated fair values of assets acquired and liabilities assumed as of March 1, 2023 were assets of $50 million, including goodwill and intangibles of $12 million, and liabilities of $8 million.

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill.
Goodwill of $8 million was recorded within the Company’s Air Management segment. The goodwill consists of the Company’s expected future economic benefits that will be realized from expanding the
Company’s electric vehicle portfolio as electric vehicle production continues to increase. The goodwill is not expected to be deductible for tax purposes in China.

In connection with the acquisition, the Company preliminarily recorded $4 million for intangible assets, primarily for customer relationships and developed technology. The provisional fair values of goodwill and identifiable intangible assets were valued using the market approach.

The impact of the SSE acquisition on net sales and net earnings was immaterial for the three months ended March 31, 2023.

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthens the Company’s power electronics capabilities in auxiliary inverters, which the Company expects will accelerate the growth of its High Voltage eFan business. The Company paid ₣27 million ($29 million) at closing, and up to ₣10 million ($10 million) could be paid in the form of contingent earn-out payments over the three years following closing. The earn-out payments are contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. As of March 31, 2023, the Company’s estimate of the earn-out payments was approximately ₣10 million ($11 million), which is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The purchase price was allocated on a preliminary basis as of December 1, 2022. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. Certain estimated values for the acquisition, including goodwill, tangible and intangible assets and deferred taxes, are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

The estimated fair values of assets acquired and liabilities assumed as of December 1, 2022 were assets of $49 million, including goodwill and intangibles of $40 million, and liabilities of $10 million.

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $22 million was recorded within the Company’s Air Management segment. The goodwill consists of the Company’s expected future economic benefits that will be realized from expanding the Company’s electric vehicle portfolio as electric vehicle production continues to increase. The goodwill is not expected to be deductible for tax purposes in Switzerland.

The following table summarizes the other intangible assets acquired:

(in millions)	Estimated Life	Estimated Fair Value
Developed technology	8 years	$11
Customer relationships	12 years	7
Total other intangible assets		$18

Goodwill and identifiable intangible assets were valued using the market approach.

The impact of the Drivetek acquisition on net sales and net earnings was immaterial for the three months ended March 31, 2023.

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

The Company paid $131 million at closing. Pursuant to the Agreement, the Company is obligated to remit up to $30 million of earn-out payments, payable in 2025, contingent upon achievement of certain sales dollars, sales volume, and gross margin targets. The Company’s current estimates indicate that the minimum thresholds for these earn-out targets will not be achieved; thus, no amount for the earn-out payments has been included in the purchase consideration or in the Company’s Condensed Consolidated Balance Sheet. Additionally, pursuant to the Agreement, the Company is obligated to remit up to $25 million over the three years following closing in key employee retention-related payments, which include certain performance targets. The amounts will be accounted for as post-combination expense.

The purchase price was allocated on a preliminary basis as of July 29, 2022. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. Certain estimated values for the acquisition, including goodwill and deferred taxes, are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation of assets acquired and liabilities assumed may be materially different from the preliminary estimated values.

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

The impact of the Rhombus acquisition on net sales and net earnings was immaterial for the three months ended March 31, 2023.

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

The total final consideration was $192 million, including approximately ¥1.0 billion ($152 million) of base purchase price and ¥0.25 billion ($40 million) of originally estimated earn-out payments. The Company paid approximately ¥1.0 billion ($157 million) of base purchase price in the year ended December 31, 2022 and expects to recapture approximately $5 million of post-closing adjustments through a reduction of the second earn-out payment. Pursuant to the ETA, the obligation of the Company to remit up to ¥0.3 billion (approximately $47 million) of earn-out payments is contingent upon achievement of certain sales volume targets and certain estimated future volume targets associated with newly awarded business. As of March 31, 2023, the Company’s estimate of the earn-out payments was approximately ¥0.2 billion ($24 million), or $19 million net of the post-closing adjustments noted above. This liability is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The Company finalized its valuation of the assets and liabilities of the Santroll acquisition during the first quarter of 2023. Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $112 million was recorded within the Company’s ePropulsion segment. The goodwill consists of the Company’s expected future economic benefits that will arise from future product sales and the added capabilities from vertical integration of eMotors. The goodwill is not expected to be deductible for tax purposes in China.

The following table summarizes the other intangible assets acquired:

(in millions)	Estimated Life	Estimated Fair Value
Customer relationships	12 years	$62
Manufacturing processes (know-how)	10 years	25
Total other intangible assets		$87

Goodwill and identifiable intangible assets were valued using the income approach.

The impact of the Santroll acquisition on net sales and net earnings was immaterial for the three months ended March 31, 2023.

AKASOL AG

On June 4, 2021, the Company completed its voluntary public takeover offer for shares of AKASOL AG (“AKASOL”), resulting in ownership of 89% of AKASOL’s outstanding shares. The Company paid approximately €648 million ($788 million) to settle the offer. During 2021, the Company increased its ownership to 93% through the subsequent purchase of additional shares. At December 31, 2021, the noncontrolling interest in AKASOL was approximately €51 million ($58 million), which was to be acquired through a merger squeeze-out process (the “Squeeze Out”). On February 10, 2022, the Company completed the registration of the Squeeze Out resulting in 100% ownership. The Company settled the Squeeze Out with AKASOL minority shareholders in the first quarter of 2022.

Romeo Power, Inc.

In May 2019, the Company invested $50 million in exchange for a 20% equity interest in Romeo Systems, Inc. (“Romeo”) a technology-leading battery module and pack supplier that was then privately held. On December 29, 2020, through the business combination of Romeo Systems, Inc. and special purpose acquisition company RMG Acquisition Corporation, a new entity, Romeo Power, Inc., became a publicly listed company. The Company’s ownership in Romeo was reduced to 14%, and the investment was recorded at fair value on an ongoing basis with changes in fair value being recognized in Unrealized loss (gain) on debt and equity securities in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2022, the Company recorded a loss of $39 million and liquidated its investment in Romeo shares at a fair value of $31 million. As of March 17, 2022, the Company no longer held any investment in Romeo.

In September 2019, the Company and Romeo contributed total equity of $10 million and formed a new joint venture, BorgWarner Romeo Power LLC (“Romeo JV”), in which the Company owned a 60% interest. Romeo JV was a variable interest entity focusing on producing battery module and pack technology. The Company was the primary beneficiary of Romeo JV and had consolidated Romeo JV in its consolidated financial statements. On October 25, 2021, the Company delivered written notice to

Romeo that the Company was electing to exercise its right to put its ownership stake in Romeo JV to Romeo. Based on an independent appraisal, the Company’s interest in Romeo JV was valued at $30 million. In February 2022, the Company completed the sale of its 60% interest in Romeo JV for $29 million, which was the fair value of $30 million reduced by a 5% discount pursuant to the joint venture agreement. During the three months ended March 31, 2022, the Company recorded a gain of $24 million in Other operating expense (income), net, which represented the difference between the Company’s book value of its interest in Romeo JV compared to the fair value of consideration received. As a result of the sale, the Company has no further rights in or involvement with Romeo JV.

NOTE 4 REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company manufactures and sells products, primarily to OEMs of light vehicles and, to a lesser extent, to other OEMs of commercial vehicles and off-highway vehicles, to certain tier one vehicle systems suppliers and into the aftermarket. The Company’s payment terms are based on customary business practices and vary by customer type and products offered. The Company evaluated the terms of its arrangements and determined that they do not contain significant financing components.
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $14 million and $16 million at March 31, 2023 and December 31, 2022, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities in the Condensed Consolidated Balance Sheets and were $12 million at March 31, 2023 and $16 million at December 31, 2022. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of March 31, 2023 and December 31, 2022, the Company recorded customer incentive payments of $34 million in Prepayments and other current assets, and $90 million and $99 million, respectively, in Other non-current assets in the Condensed Consolidated Balance Sheets.

The following tables represent a disaggregation of revenue from contracts with customers by reporting segment and region. The balances for the three months ended March 31, 2022 have been recast for a change in reporting segments that was made during the three months ended March 31, 2023. Refer to Note 22, “Reporting Segments And Related Information,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended March 31, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	Fuel Systems	ePropulsion	Aftermarket	Total
North America	$520	$371	$152	$128	$171	$1,342
Europe	890	300	227	60	112	1,589
Asia	491	283	117	251	16	1,158
Other	52	1	11	—	27	91
Total	$1,953	$955	$507	$439	$326	$4,180

	Three Months Ended March 31, 2022
(in millions)	Air Management	Drivetrain & Battery Systems	Fuel Systems	ePropulsion	Aftermarket	Total
North America	$459	$306	$116	$123	$168	$1,172
Europe	733	234	241	50	99	1,357
Asia	516	355	154	221	13	1,259
Other	44	—	18	—	24	86
Total	$1,752	$895	$529	$394	$304	$3,874

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

The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or termination benefits) and other costs, which are primarily professional fees and costs related to facility closures and exits. The balances for the three months ended March 31, 2022 have been recast for a change in reporting segments that was made during the three months ended March 31, 2023. Refer to Note 22, “Reporting Segments And Related Information,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended March 31, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	Fuel Systems	ePropulsion	Corporate	Total
Employee termination benefits	$2	$—	$4	$—	$—	$6
Other	1	—	—	—	—	1
Total restructuring expense	$3	$—	$4	$—	$—	$7

	Three Months Ended March 31, 2022
(in millions)	Air Management	Drivetrain & Battery Systems	Fuel Systems	ePropulsion	Corporate	Total
Employee termination benefits	$7	$—	$1	$—	$—	$8
Other	—	7	—	—	—	7
Total restructuring expense	$7	$7	$1	$—	$—	$15

The following tables display a rollforward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2023	$59	$9	$68
Restructuring expense, net	6	1	7
Cash payments	(21)	(2)	(23)
Foreign currency translation adjustment and other	—	—	—
Balance at March 31, 2023	44	8	52
Less: Non-current restructuring liability	10	—	10
Current restructuring liability at March 31, 2023	$34	$8	$42

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2022	$126	$13	$139
Restructuring expense, net	8	7	15
Cash payments	(38)	(12)	(50)
Foreign currency translation adjustment and other	(3)	3	—
Balance at March 31, 2022	93	11	104
Less: Non-current restructuring liability	25	2	27
Current restructuring liability at March 31, 2022	$68	$9	$77

During the three months ended March 31, 2023, the Company recorded $4 million of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount.

2020 Structural Costs Plan In February 2020, the Company announced a $300 million restructuring plan to address existing structural costs. During the three months ended March 31, 2023 and 2022, the Company recorded $3 million and $13 million of restructuring charges related to this plan, respectively. Cumulatively, the Company has incurred $290 million of restructuring charges related to this plan. The actions under this plan are substantially complete.

2019 Legacy Delphi Technologies Plan In 2019, legacy Delphi Technologies announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this plan post-acquisition and has recorded cumulative charges of

$67 million since October 1, 2020, including approximately $2 million in restructuring charges during the three months ended March 31, 2022. The actions under this plan are substantially complete.

The following provides details of restructuring expense incurred by the Company’s reporting segments during the three months ended March 31, 2023 and 2022, related to the plans and actions discussed above:

Air Management
2020 Structural Costs Plan
•During the three months ended March 31, 2023, the segment recorded $3 million of restructuring costs under this plan, primarily related to $2 million for a voluntary termination program.
•During the three months ended March 31, 2022, the segment recorded $6 million of restructuring costs under this plan. This primarily related to $5 million for a voluntary termination program pursuant to which approximately 25 employees accepted termination packages in 2022.

2019 Legacy Delphi Technologies Plan
•During the three months ended March 31, 2022, the segment recorded $1 million of restructuring costs primarily related to severance costs.

Drivetrain & Battery Systems
2020 Structural Costs Plan
•During the three months ended March 31, 2022, the segment recorded $7 million of restructuring costs, primarily related to severance costs associated with the announced closure of a technical center in Europe affecting approximately 80 employees.
Fuel Systems
2019 Legacy Delphi Technologies Plan
•During the three months ended March 31, 2022, the segment recorded $1 million of restructuring costs related to this plan, primarily related to employee severance and equipment moves.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2023	2022
Gross R&D expenditures	$244	$232
Customer reimbursements	(51)	(41)
Net R&D expenditures	$193	$191

NOTE 7 OTHER OPERATING EXPENSE (INCOME), NET

Items included in Other operating expense (income), net consist of:

	Three Months Ended March 31,
(in millions)	2023	2022
Merger, acquisition and divestiture expense, net	$22	$23
Gain on sale of business (Note 3)	—	(24)
Other income, net	(3)	(4)
Other operating expense (income), net	$19	$(5)

Merger, acquisition and divestiture expense, net: During the three months ended March 31, 2023, the Company recorded merger, acquisition and divestiture expense, net of $22 million primarily related to professional fees associated with the intended separation of its Fuel Systems and Aftermarket segments and other specific acquisition and disposition initiatives. During the three months ended March 31, 2022, the Company recorded merger, acquisition and divestiture expense, net of $23 million primarily related to professional fees associated with specific acquisition and disposition initiatives.

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

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 27% and 29%, respectively. During the three months ended March 31, 2023, a discrete tax benefit of approximately $13 million was recorded related to the resolution of tax audits, and a $10 million discrete tax expense was recorded for the impact of enacted tax law changes.

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

NOTE 9 INVENTORIES, NET

A summary of Inventories, net is presented below:

	March 31,	December 31,
(in millions)	2023	2022
Raw material and supplies	$1,279	$1,203
Work in progress	180	176
Finished goods	371	333
FIFO inventories	1,830	1,712
LIFO reserve	(30)	(25)
Inventories, net	$1,800	$1,687

NOTE 10 OTHER CURRENT AND NON-CURRENT ASSETS

Additional detail related to assets is presented below:

	March 31,	December 31,
(in millions)	2023	2022
Prepayments and other current assets:
Prepaid tooling	$83	$82
Prepaid taxes	40	40
Customer incentive payments (Note 4)	34	34
Derivative instruments	29	18
Contract assets (Note 4)	14	16
Other	91	79
Total prepayments and other current assets	$291	$269

Investments and long-term receivables:
Investment in debt securities	$441	$455
Investment in equity affiliates	287	279
Long-term receivables	92	87
Equity securities	75	75
Total investments and long-term receivables	$895	$896

Other non-current assets:
Deferred income taxes	$280	$239
Operating leases	197	199
Customer incentive payments (Note 4)	90	99
Derivative instruments	68	68
Other	64	63
Total other non-current assets	$699	$668

NOTE 11 GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. No events or circumstances were noted in the first three months of 2023 requiring additional assessment or testing. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Aftermarket	Fuel Systems	Total
Gross goodwill balance, December 31, 2022	$1,566	$1,434	$480	$374	$45	$3,899
Accumulated impairment losses, December 31, 2022	(502)	—	—	—	—	(502)
Net goodwill balance, December 31, 2022*	$1,064	$1,434	$480	$374	$45	$3,397
Goodwill during the period:
Acquisitions	8	—	—	—	—	8
Other, primarily translation adjustment	5	9	(2)	3	—	15
Ending balance, March 31, 2023	$1,077	$1,443	$478	$377	$45	$3,420
__________________________________

*
The December 31, 2022 balances have been recast for a change in reporting segments that was made during the three months ended March 31, 2023. Refer to Note 22, “Reporting Segments And Related Information” for more information.

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		March 31, 2023			December 31, 2022
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$496	$153	$343	$492	$141	$351
Customer relationships	7 - 15	906	366	540	901	351	550
Miscellaneous	2 - 5	10	6	4	10	6	4
Total amortized intangible assets		1,412	525	887	1,403	498	905
Unamortized trade names		146	—	146	146	—	146
Total other intangible assets		$1,558	$525	$1,033	$1,549	$498	$1,051

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2023	2022
Beginning balance, January 1	$245	$236
Provisions for current period sales	29	24
Adjustments of prior estimates	(3)	(2)
Payments	(39)	(25)
Other, primarily translation adjustment	2	(3)
Ending balance, March 31	$234	$230

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(in millions)	2023	2022
Other current liabilities	$120	$142
Other non-current liabilities	114	103
Total product warranty liability	$234	$245

NOTE 13 NOTES PAYABLE AND DEBT

As of March 31, 2023 and December 31, 2022, the Company had debt outstanding as follows:

	March 31,	December 31,
(in millions)	2023	2022
Short-term borrowings	$58	$58

Long-term debt
3.375% Senior notes due 03/15/25 ($500 million par value)	499	499
5.000% Senior notes due 10/01/25 ($800 million par value)*	860	866
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,092	1,092
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
1.000% Senior Notes due 05/19/31 (€1,000 million par value)	1,066	1,051
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	47	47
Total long-term debt	4,179	4,170
Less: current portion	4	4
Long-term debt, net of current portion	$4,175	$4,166
_____________________________
*These notes include the fair value step-up from the Delphi Technologies acquisition. The fair value step-up was calculated based on observable market data and is amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of March 31, 2023 and December 31, 2022, the Company had $58 million, in both periods, in borrowings under these facilities, which are classified in Notes payable and other short-term debt on the Condensed Consolidated Balance Sheets.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2023	2022
Interest expense	$20	$19
Interest income	(10)	(4)
Interest expense, net	$10	$15

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in March 2025. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at March 31, 2023. At March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2023 and December 31, 2022.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of March 31, 2023 and December 31, 2022, the estimated fair values of the Company’s senior unsecured notes totaled $3,698 million and $3,553 million, respectively. The estimated fair values were $434 million lower than their carrying value at March 31, 2023 and $570 million lower than their carrying value at December 31, 2022. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $40 million and $38 million at March 31, 2023 and December 31, 2022, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER CURRENT AND NON-CURRENT LIABILITIES

Additional detail related to liabilities is presented in the table below:

	March 31,	December 31,
(in millions)	2023	2022
Other current liabilities:
Payroll and employee related	$245	$398
Customer related	212	202
Income taxes payable	154	142
Indirect taxes	131	125
Product warranties (Note 12)	120	142
Dividends payable	54	21
Accrued freight	49	44
Operating leases	42	42
Interest	37	22
Employee termination benefits (Note 5)	34	37
Deferred engineering reimbursements	33	39
Supplier related	24	23
Earn-out liability (Note 3)	21	16
Insurance	21	19
Other non-income taxes	19	19
Legal and professional fees	14	15
Retirement related	13	13
Derivative instruments	13	9
Contract liabilities (Note 4)	12	16
Other	162	146
Total other current liabilities	$1,410	$1,490

Other non-current liabilities:
Other income tax liabilities	$234	$242
Deferred income taxes	225	194
Operating leases	163	166
Product warranties (Note 12)	114	103
Deferred income	65	66
Earn-out liability (Note 3)	12	10
Employee termination benefits (Note 5)	10	22
Other	69	58
Total other non-current liabilities	$892	$861

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

		Basis of fair value measurements
(in millions)	Balance at March 31, 2023	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Current earn-out receivable	$9	$—	$—	$9	C	$—
Investment in debt securities	$441	$—	$441	$—	A	$—
Investment in equity securities	$28	$—	$—	$—	—	$28
Foreign currency contracts	$35	$—	$35	$—	A	$—
Net investment hedge contracts	$62	$—	$62	$—	A	$—
Liabilities:
Current earn-out liabilities	$26	$—	$—	$26	C	$—
Non-current earn-out liabilities	$12	$—	$—	$12	C	$—
Foreign currency contracts	$17	$—	$17	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2022	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Current earn-out receivable	$9	$—	$—	$9	C	$—
Investment in debt securities	$455	$—	$455	$—	A	$—
Investment in equity securities	$29	$—	$—	$—	—	$29
Foreign currency contracts	$18	$—	$18	$—	A	$—
Net investment hedge contracts	$68	$—	$68	$—	A	$—
Liabilities:
Current earn-out liability	$21	$—	$—	$21	C	$—
Non-current earn-out liability	$10	$—	$—	$10	C	$—
Foreign currency contracts	$11	$—	$11	$—	A	$—
Net investment hedge contracts	$1	$—	$1	$—	A	$—
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

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At March 31, 2023 and December 31, 2022, the Company had no derivative contracts that contained credit-risk-related contingent features.

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At March 31, 2023 and December 31, 2022, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At March 31, 2023 and December 31, 2022, the Company had no outstanding interest rate swaps or options.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At March 31, 2023 and December 31, 2022, the following foreign currency derivative contracts were outstanding and mature through the ending duration noted below:

Foreign currency derivatives (in millions)*
Functional Currency	Traded Currency	Notional in traded currency March 31, 2023	Notional in traded currency December 31, 2022	Ending Duration
Brazilian Real	US Dollar	10	14	Dec - 23
British Pound	Euro	10	10	May - 23
Chinese Renminbi	British Pound	17	23	Dec - 23
Chinese Renminbi	Euro	32	42	Dec - 23
Chinese Renminbi	US Dollar	343	276	Dec - 24
Euro	British Pound	71	63	Dec - 24
Euro	Hungarian Forint	8,282	—	Dec - 24
Euro	Polish Zloty	501	489	Dec - 24
Euro	US Dollar	198	139	Dec - 24
US Dollar	British Pound	12	17	Dec - 23
US Dollar	Chinese Renminbi	1,402	1,402	Jun - 23
US Dollar	Euro	36	45	Apr - 23
US Dollar	Korean Won	31,150	51,786	Nov - 23
US Dollar	Mexican Peso	3,378	3,465	Dec - 24
US Dollar	Thailand Baht	1,990	1,790	May - 23

*Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. dollar equivalent as of March 31, 2023 and December 31, 2022.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). At March 31, 2023 and December 31, 2022, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(in millions)	March 31, 2023	December 31, 2022	Ending duration
US dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul - 27
Fixed paying notional	€976	€976	Jul - 27
US dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
US dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 29
Fixed paying notional	¥12,724	¥12,724	Feb - 29

At March 31, 2023 and December 31, 2022, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	March 31, 2023	December 31, 2022	Location	March 31, 2023	December 31, 2022
Foreign currency	Prepayments and other current assets	$27	$15	Other current liabilities	$13	$9
Foreign currency	Other non-current assets	$6	$—	Other non-current liabilities	$4	$1
Net investment hedges	Other non-current assets	$62	$68	Other non-current liabilities	$—	$1
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$2	$3	Other current liabilities	$—	$1

Effectiveness for cash flow hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Gains and losses arising from these contracts that are included in the assessment of effectiveness are deferred into accumulated other comprehensive income (loss) (“AOCI”) and reclassified into income as the underlying operating transactions are recognized. These realized gains or losses offset the hedged transaction and are recorded on the same line in the statement of operations. The initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI.

Effectiveness for net investment hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Gains and losses arising from these contracts that are included in the assessment of effectiveness are deferred into foreign currency translation adjustments and only released when the subsidiary being hedged is sold or substantially liquidated. The initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI.

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2023 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2023	December 31, 2022
Net investment hedges:
Foreign currency	$(4)	$(4)	$—
Cross-currency swaps	62	67	—
Foreign currency-denominated debt	119	133	—
Total	$177	$196	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended March 31, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$4,180	$3,430	$384	$52
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$14

	Three Months Ended March 31, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,874	$3,124	$388	$(13)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(1)
Gain (loss) reclassified from AOCI to income	$—	$(1)	$—

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended March 31,
Net investment hedges	2023	2022
Cross-currency swaps	$(5)	$31
Foreign currency-denominated debt	$(14)	$31

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended March 31,
Net investment hedges	2023	2022
Cross-currency swaps	$6	$6
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

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units’ functional currency. These derivatives resulted in the following gains recorded in income:

(in millions)		Three Months Ended March 31,
Contract Type	Location	2023	2022
Foreign Currency	Selling, general and administrative expenses	$—	$(1)

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has a number of defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company’s defined benefit pension plans for 2023 range from $20 million to $30 million, of which $6 million has been contributed through the first three months of the year. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit income recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits
(in millions)	2023		2022
Three Months Ended March 31,	US	Non-US	US	Non-US
Service cost	$—	$4	$—	$5
Interest cost	2	16	1	10
Expected return on plan assets	(2)	(15)	(2)	(20)
Amortization of unrecognized prior service credit	—	—	—	—
Amortization of unrecognized loss	1	—	—	2
Net periodic benefit expense (income)	$1	$5	$(1)	$(3)

The components of net periodic benefit income other than the service cost component are included in Other postretirement income in the Condensed Consolidated Statements of Operations.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three months ended March 31, 2023 and 2022, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2022	$3	$2,675	$(2,032)	$7,454	$(876)	$284
Dividends declared ($0.17 per share*)	—	—	—	(39)	—	(58)
Net issuance for executive stock plan	—	(10)	5	—	—	—
Net issuance of restricted stock	—	(4)	(4)	—	—	—
Net earnings	—	—	—	217	—	13
Other comprehensive income (loss)	—	—	—	—	52	(1)
Balance, March 31, 2023	$3	$2,661	$(2,031)	$7,632	$(824)	$238

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2021	$3	$2,637	$(1,812)	$6,671	$(551)	$314
Dividends declared ($0.17 per share*)	—	—	—	(41)	—	(45)
Net issuance for executive stock plan	—	(6)	4	—	—	—
Net issuance of restricted stock	—	(15)	12	—	—	—
Purchase/sale of noncontrolling interest	—	1	—	—	—	(4)
Purchase of treasury stock	—	—	(40)	—	—	—
Net earnings	—	—	—	200	—	24
Other comprehensive loss	—	—	—	—	(13)	(1)
Balance, March 31, 2022	$3	$2,617	$(1,836)	$6,830	$(564)	$288
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three months ended March 31, 2023 and 2022:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2022	$(750)	$4	$(130)	$(876)
Comprehensive (loss) income before reclassifications	34	14	(2)	46
Income taxes associated with comprehensive (loss) income before reclassifications	5	—	—	5
Reclassification from accumulated other comprehensive loss	—	—	1	1
Ending balance, March 31, 2023	$(711)	$18	$(131)	$(824)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2021	$(423)	$—	$(128)	$(551)
Comprehensive (loss) income before reclassifications	(18)	(1)	3	(16)
Reclassification from accumulated other comprehensive loss	—	1	2	3
Ending balance, March 31, 2022	$(441)	$—	$(123)	$(564)

NOTE 20 CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s management does not believe that adverse outcomes in any of these commercial and legal claims, actions and complaints are reasonably likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 26 such sites as of March 31, 2023 and December 31, 2022. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $7 million as of both March 31, 2023 and December 31, 2022, included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. This accrual, which relates to eight of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 18 sites, for which there was no accrual as of March 31, 2023.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 0.5 million and 1.0 million performance share units excluded from the computation of the diluted earnings for the three months ended March 31, 2023 and 2022, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$217	$200
Weighted average shares of common stock outstanding	232.8	238.2
Basic earnings per share of common stock	$0.93	$0.84

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$217	$200
Weighted average shares of common stock outstanding	232.8	238.2
Effect of stock-based compensation	1.6	0.8
Weighted average shares of common stock outstanding including dilutive shares	234.4	239.0
Diluted earnings per share of common stock	$0.93	$0.84

NOTE 22 REPORTING SEGMENTS AND RELATED INFORMATION

The Company’s business is aggregated into five reporting segments: Air Management, Drivetrain & Battery Systems, Fuel Systems, ePropulsion and Aftermarket. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

In the first quarter of 2023, the Company elected to disaggregate the former e-Propulsion & Drivetrain reporting segment into two separate reporting segments of Drivetrain & Battery Systems and ePropulsion. The Drivetrain & Battery Systems segment’s technologies include battery management systems and control modules, software, friction and mechanical products for automatic transmissions and torque-management products. The ePropulsion segment primarily includes rotating electrical components, power electronics, inverters and electric motors.

In the first quarter of 2022, the Company announced that the Americas starter and alternator business, previously reported in its former e-Propulsion & Drivetrain segment, would transition to the Aftermarket segment. The Company also announced in 2022 that the canisters and fuel delivery modules business, previously reported in its Air Management segment, would transition to the Fuel Systems segment. Both of these transitions were completed during the second quarter of 2022. Additionally, in the fourth quarter of 2022, the Company moved its battery systems business, previously reported in its Air Management segment, to the former e-Propulsion & Drivetrain segment.

The reporting segment disclosures have been updated accordingly, including recasting prior period information for the new reporting structures.

Segment Adjusted Operating Income (Loss) is the measure of segment income or loss used by the Company. Segment Adjusted Operating Income (Loss) is comprised of operating income adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment Adjusted Operating Income (Loss) is most reflective of the operational profitability or loss of our reporting segments.

The following tables show segment information and Segment Adjusted Operating Income (Loss) for the Company’s reporting segments:

Net Sales by Reporting Segment

	Three Months Ended March 31, 2023
(in millions)	Customers	Inter-segment	Net
Air Management	$1,953	$26	$1,979
Drivetrain & Battery Systems	955	—	955
Fuel Systems	507	61	568
ePropulsion	439	48	487
Aftermarket	326	4	330
Inter-segment eliminations	—	(139)	(139)
Net sales	$4,180	$—	$4,180

	Three Months Ended March 31, 2022
(in millions)	Customers	Inter-segment	Net
Air Management	$1,752	$16	$1,768
Drivetrain & Battery Systems	895	—	895
Fuel Systems	529	62	591
ePropulsion	394	46	440
Aftermarket	304	3	307
Inter-segment eliminations	—	(127)	(127)
Net sales	$3,874	$—	$3,874

Total Assets by Reporting Segment

(in millions)	March 31, 2023	December 31, 2022
Air Management	$5,497	$5,376
Drivetrain & Battery Systems	3,830	3,963
ePropulsion	2,517	2,453
Fuel Systems	2,155	2,227
Aftermarket	1,309	1,281
Total	15,308	15,300
Corporate	1,809	1,694
Consolidated	$17,117	$16,994

Segment Adjusted Operating Income (Loss)

	Three Months Ended March 31,
(in millions)	2023	2022
Air Management	$285	$251
Drivetrain & Battery Systems	110	113
Fuel Systems	48	66
Aftermarket	45	39
ePropulsion	(34)	(17)
Segment Adjusted Operating Income	454	452
Corporate, including stock-based compensation	58	63
Merger, acquisition and divestiture expense, net	25	23
Intangible asset amortization expense	24	23
Restructuring expense (Note 5)	7	15
Gain on sale of business	—	(24)
Equity in affiliates’ earnings, net of tax	(4)	(8)
Unrealized loss on debt and equity securities	15	39
Interest expense, net	10	15
Other postretirement expense (income)	2	(9)
Earnings before income taxes and noncontrolling interest	317	315
Provision for income taxes	87	91
Net earnings	230	224
Net earnings attributable to noncontrolling interest, net of tax	13	24
Net earnings attributable to BorgWarner Inc.	$217	$200

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31,
(in millions)	2023	2022
OPERATING
Net earnings	$230	$224
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and tooling amortization	159	157
Intangible asset amortization	24	23
Restructuring expense, net of cash paid	5	12
Stock-based compensation expense	12	12
Gain on sale of business	—	(26)
Deferred income tax benefit	(3)	(8)
Unrealized loss on debt and equity securities	15	39
Other non-cash adjustments	5	(10)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities	447	423
Retirement plan contributions	(6)	(5)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(224)	(282)
Inventories	(100)	(124)
Prepayments and other current assets	(9)	3
Accounts payable and accrued expenses	(138)	109
Prepaid taxes and income taxes payable	13	(9)
Other assets and liabilities	5	1
Net cash (used in) provided by operating activities	$(12)	$116

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$27	$27
Income taxes, net of refunds	$88	$96

	Balance as of:
Non-cash investing transactions:	March 31, 2023	December 31, 2022
Period end accounts payable related to property, plant and equipment purchases	$166	$241

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

Charging Forward - Electrification Portfolio Strategy

In 2021, the Company announced its strategy to aggressively grow its electrification product portfolio over time through organic investments and technology-focused acquisitions. The Company believes it is well positioned for the industry’s anticipated migration to electric vehicles (“EV”). The Company is targeting its revenue from products for pure electric vehicles to be over 25% of its total revenue in 2025 and approximately 45% of its total revenue in 2030. The Company believes it is on track to exceed its 2025 organic EV-related sales target. Based on new business awards and acquisitions completed to date, the Company believes it is on track to achieve $4.3 billion of EV-related revenue in 2025. During the three months ended March 31, 2023, the Company’s EV-related revenue was approximately $270 million, or 6%, of its total revenue.

On December 6, 2022, the Company announced its intention to execute a tax-free spin-off of its Fuel Systems and Aftermarket segments into a separate, publicly traded company. The intended separation of its Fuel Systems and Aftermarket segments would support optimizing the Company’s combustion portfolio and advancing its electrification journey, while at the same time creating a new, focused company that would be able to pursue growth opportunities in alternative fuels, such as hydrogen, and in Aftermarket. The Company expects to complete the transaction by the end of the third quarter of 2023, subject to satisfaction of customary conditions.

Acquisitions

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition complements the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration is ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥129 million ($19 million) of the base purchase price in the three months ended March 31, 2023. The remaining ¥139 million ($20 million) of base purchase price is payable in two installments with the last payment due before March 31, 2025. In addition, pursuant to the agreement, the Company could be obligated to remit up to ¥103 million ($15 million), in the form of contingent payments over approximately two years following the closing.

Drivetek AG

On December 1, 2022, the Company acquired Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthens the Company’s power electronics capabilities in auxiliary inverters, which the Company expects will accelerate the growth of its High Voltage eFan business. The Company paid ₣27 million ($29 million) at closing, and up to ₣10 million ($10 million) could be paid in the form of contingent earn-out payments over three years following the closing.

Rhombus Energy Solutions

On July 29, 2022, the Company acquired Rhombus Energy Solutions (“Rhombus”), a provider of charging solutions in the North American market. The acquisition complements the Company’s existing European charging footprint to accelerate organic growth and adds North American regional presence to its charging business. The Company paid $131 million at closing, and up to $30 million could be paid in the form of contingent payments over three years following the closing.

Santroll Automotive Components

On March 31, 2022, the Company acquired Santroll Automotive Components (“Santroll”), a carve-out of Santroll Electric Auto’s eMotor business. The acquisition is expected to strengthen the Company’s vertical integration, scale and portfolio breadth in light vehicle eMotors while allowing for increased speed to market. The total final consideration was $192 million. The consideration includes approximately ¥1.0 billion ($152 million) of base purchase price and ¥0.25 billion ($40 million) of originally estimated earn-out payments. The Company paid approximately ¥1.0 billion ($157 million) of base purchase price in the year ended December 31, 2022 and expects to recapture approximately $5 million of post-closing adjustments through a reduction of the second earn-out payment. As of March 31, 2023, the Company’s estimate of the earn-out payments was approximately ¥0.2 billion ($24 million), or $19 million net of the post-closing adjustments noted above. This liability is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Key Trends and Economic Factors

Commodities and Other Inflationary Impacts. Prices for commodities remain volatile, and since the beginning of 2021, the Company has experienced price increases for base metals (e.g., steel, aluminum and nickel), precious metals (e.g., palladium), and raw materials that are primarily used in batteries for electric vehicles (e.g., lithium and cobalt). In addition, most global economies where the Company operates are experiencing elevated levels of inflation more generally, which is driving an increase in other input costs. As a result, the Company has experienced, and is continuing to experience, higher costs.

Outlook

The Company expects global industry production to be flat to a modest increase year over year in 2023. The Company also expects net new business-related sales growth, due to the increased penetration of BorgWarner products and increasing electric vehicle revenue, to drive a sales increase in excess of the growth in industry production outlook. Recoveries from the Company’s customers of material cost inflation arising from non-contractual commercial negotiations with those customers are also expected to increase net sales year over year. As a result, the Company expects increased revenue in 2023, excluding the impact of foreign currencies.

The Company expects the earnings benefit of this revenue growth to be partially offset by a planned increase in electrification-related Research & Development (“R&D”) expenditures during 2023. This planned R&D increase is to support growth in the Company’s electric vehicle-related products and is primarily related to supporting the launch of awarded programs.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

The following table presents a summary of our operating results:

	Three Months Ended March 31,
(in millions, except per share data)	2023		2022
Net sales		% of net sales		% of net sales
Air Management	$1,979	47.3%	$1,768	45.6%
Drivetrain & Battery Systems	955	22.8	895	23.1
Fuel Systems	568	13.6	591	15.3
ePropulsion	487	11.7	440	11.4
Aftermarket	330	7.9	307	7.9
Inter-segment eliminations	(139)	(3.3)	(127)	(3.3)
Total net sales	4,180	100.0	3,874	100.0
Cost of sales	3,430	82.1	3,124	80.6
Gross profit	750	17.9	750	19.4
Selling, general and administrative expenses - R&D, net	193	4.6	191	4.9
Selling, general and administrative expenses - Other	191	4.6	197	5.1
Restructuring expense	7	0.2	15	0.4
Other operating expense (income), net	19	0.5	(5)	(0.1)
Operating income	340	8.1	352	9.1
Equity in affiliates’ earnings, net of tax	(4)	(0.1)	(8)	(0.2)
Unrealized loss on debt and equity securities	15	0.4	39	1.0
Interest expense, net	10	0.2	15	0.4
Other postretirement income	2	—	(9)	(0.2)
Earnings before income taxes and noncontrolling interest	317	7.6	315	8.1
Provision for income taxes	87	2.1	91	2.3
Net earnings	230	5.5	224	5.8
Net earnings attributable to noncontrolling interest, net of tax	13	0.3	24	0.6
Net earnings attributable to BorgWarner Inc.	$217	5.2%	$200	5.2%
Earnings per share — diluted	$0.93		$0.84

Net sales
Net sales for the three months ended March 31, 2023 totaled $4,180 million, an increase of $306 million, or 8%, compared to the three months ended March 31, 2022. The change in net sales for the three months ended March 31, 2023 was primarily driven by the following:

•Favorable volume, mix and net new business increased sales approximately $398 million, or 10%. This increase was primarily driven by higher weighted average market production as estimated by the Company, which was up approximately 7% from the three months ended March 31, 2022. The remaining increase primarily reflects sales growth above market production, which the Company believes reflects higher demand for its products. Weighted average market production reflects light and commercial vehicle production as reported by IHS weighed for the Company’s geographic exposure, as estimated by the Company.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $162 million primarily due to the weakening of the Euro, Chinese Renminbi and Korean Won relative to the U.S. Dollar.
•Recoveries from the Company’s customers of material cost inflation arising from non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements increased net sales by approximately $48 million.
•Acquisitions contributed $22 million in additional sales during the three months ended March 31, 2023.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $3,430 million and 82.1%, respectively, during the three months ended March 31, 2023, compared to $3,124 million and 80.6%, respectively, during the three months ended March 31, 2022. The change in cost of sales for the three months ended March 31, 2023 was primarily driven by the following:

•Higher sales volume, mix and net new business increased cost of sales by approximately $329 million.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $129 million primarily due to the weakening of the Euro, Chinese Renminbi and Korean Won relative to the U.S. Dollar.
•Cost of sales was also impacted by material cost inflation of approximately $76 million arising from non-contractual commercial negotiations with the Company’s suppliers and normal contractual supplier commodity pass-through arrangements.

Gross profit and gross margin were $750 million and 17.9%, respectively, during the three months ended March 31, 2023 compared to $750 million and 19.4%, respectively, during the three months ended March 31, 2022. The decrease in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended March 31, 2023 was $384 million as compared to $388 million for the three months ended March 31, 2022. SG&A as a percentage of net sales was 9.2% and 10.0% for the three months ended March 31, 2023 and 2022, respectively. The change in SG&A was primarily attributable to:

•Research and Development (“R&D”) costs remained relatively flat. R&D costs, net of customer reimbursements, were 4.6% of net sales for the three months ended March 31, 2023, compared to 4.9% of net sales for the three months ended March 31, 2022. The Company will continue to invest in R&D programs, which are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is in the range of 5.0% to 5.5% of net sales.
•Decreased administrative expenses of $7 million, primarily related to IT and professional fees.

Restructuring expense was $7 million and $15 million for the three months ended March 31, 2023 and 2022, respectively, primarily related to employee benefit costs. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In February 2020, the Company announced a $300 million restructuring plan to address existing structural costs. During the three months ended March 31, 2023 and 2022, the Company recorded $3 million and $13 million of restructuring expense related to this plan, respectively. Cumulatively, the Company has incurred $290 million of restructuring charges related to this plan. The actions under this plan are substantially complete. The resulting annual gross savings are expected to be in excess of $100 million and are being utilized to sustain overall operating margin profile and cost competitiveness.

Other operating expense (income), net was expense of $19 million and income of $5 million for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, the Company recorded merger, acquisition and divestiture expense, net of $22 million primarily related to professional fees associated with the intended separation of its Fuel Systems and Aftermarket segments and other specific acquisition and disposition initiatives. During the three months ended March 31, 2022, the Company recorded merger, acquisition and divestiture expense, net of $23 million primarily related to professional fees associated with specific acquisition and disposition initiatives.

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

Equity in affiliates’ earnings, net of tax was $4 million and $8 million for the three months ended March 31, 2023 and 2022, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized loss on debt and equity securities was $15 million and $39 million for the three months ended March 31, 2023 and 2022, respectively. This line item reflects the net unrealized gains or losses recognized due to valuing the Company’s investments at fair value. The amount recorded during the three months ended March 31, 2023 is primarily related to an unrealized loss recognized on debt securities. During the three months ended March 31, 2022, the Company recorded a loss and sold all of its remaining investment in Romeo Power, Inc. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements for more information.

Interest expense, net was $10 million and $15 million for the three months ended March 31, 2023 and 2022, respectively. This decrease was primarily due to higher interest rates on cash and cash equivalents balances and interest income on debt securities.

Provision for income taxes was $87 million for the three months ended March 31, 2023, resulting in an effective rate of 27%. This is compared to $91 million, an effective rate of 29%, for the three months ended March 31, 2022. During the three months ended March 31, 2023, a discrete tax benefit of approximately $13 million was recorded related to the resolution of tax audits, and a $10 million discrete tax expense was recorded for the impact of enacted tax law changes.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $0.93 and $0.84 for the three months ended March 31, 2023 and 2022, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Three Months Ended March 31,
Non-comparable items:	2023	2022
Merger, acquisition and divestiture expense, net	$(0.10)	$(0.09)
Restructuring expense	(0.02)	(0.06)
Unrealized loss on debt and equity securities	(0.05)	(0.14)
Gain on sale of business	—	0.08
Tax adjustments	0.01	—
Total impact of non-comparable items per share - diluted	$(0.16)	$(0.21)

Results by Reporting Segment

The Company’s business is aggregated into five reporting segments: Air Management, Drivetrain & Battery Systems, Fuel Systems, ePropulsion and Aftermarket. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

In the first quarter of 2023, the Company elected to disaggregate the former e-Propulsion & Drivetrain reporting segment into two separate reporting segments of Drivetrain & Battery Systems and ePropulsion. The Drivetrain & Battery Systems segment’s technologies include battery management systems and control modules, software, friction and mechanical products for automatic transmissions and torque-management products. The ePropulsion segment primarily includes rotating electrical components, power electronics, inverters and electric motors.

In the first quarter of 2022, the Company announced that the Americas starter and alternator business, previously reported in its former e-Propulsion & Drivetrain segment, would transition to the Aftermarket segment. The Company also announced in 2022 that the canisters and fuel delivery modules business, previously reported in its Air Management segment, would transition to the Fuel Systems segment. Both of these transitions were completed during the second quarter of 2022. Additionally, in the fourth quarter of 2022, the Company moved its battery systems business, previously reported in its Air Management segment, to the former e-Propulsion & Drivetrain segment.

The reporting segment disclosures have been updated accordingly, including recasting prior period information for the new reporting structures.

Segment Adjusted Operating Income (Loss) is the measure of segment income or loss used by the Company. Segment Adjusted Operating Income (Loss) is comprised of operating income adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment Adjusted Operating Income (Loss) is most reflective of the operational profitability or loss of our reporting segments. Segment Adjusted Operating Margin is the Segment Adjusted Operating Income (Loss) divided by net sales of the reporting segment.

The following tables presents net sales and Segment Adjusted Operating Income (Loss) for the Company’s reporting segments:

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Air Management	$1,979	$285	14.4%	$1,768	$251	14.2%
Drivetrain & Battery Systems	955	110	11.5%	895	113	12.6%
Fuel Systems	568	48	8.5%	591	66	11.2%
ePropulsion	487	(34)	(7.0)%	440	(17)	(3.9)%
Aftermarket	330	45	13.6%	307	39	12.7%
Inter-segment eliminations	(139)	—		(127)	—
Totals	$4,180	$454		$3,874	$452

The Air Management segment’s net sales increased $211 million, or 12%, and Segment Adjusted Operating Income increased $34 million from the three months ended March 31, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $81 million primarily due to the weakening of the Euro, Chinese Renminbi, and Korean Won relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $255 million of volume, mix and net new business driven by increased demand for the Company’s products and higher weighted average market production compared to the prior year and approximately $30 million from non-contractual commercial negotiations with the Company’s customers and normal contractual customer commodity pass-through arrangements. Segment Adjusted Operating Margin was 14.4% for the three months ended March 31, 2023, compared to 14.2% during the three months ended March 31, 2022. The Segment Adjusted Operating Margin increase was primarily due to higher revenue and reduced R&D investments, partially offset by inflationary impacts on costs.

The Drivetrain & Battery Systems segment’s net sales increased $60 million, or 7%, and Segment Adjusted Operating Income decreased $3 million from the three months ended March 31, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $32 million primarily due to the weakening of the Chinese Renminbi and Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $89 million of volume, mix and net new business driven by increased demand for the Company’s battery systems and higher weighted average market production compared to the prior year in North America and Europe, which was partially offset by the impact of lower market production in China. Segment Adjusted Operating Margin was 11.5% for the three months ended March 31, 2023, compared to 12.6% during the three months ended March 31, 2022. The Segment Adjusted Operating Margin decrease was primarily due to product mix and increased investments in R&D for electrification products.

The Fuel Systems segment’s net sales decreased $23 million, or 4%, and Segment Adjusted Operating Income decreased $18 million from the three months ended March 31, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $24 million primarily due to the weakening of the Chinese Renminbi, British Pound, and Euro relative to the U.S. Dollar. Segment Adjusted Operating Margin was 8.5% for the three months ended March 31, 2023, compared to 11.2% during the three months ended March 31, 2022. The Segment Adjusted Operating Margin decrease was primarily due to product mix, higher supplier-related costs and higher net R&D expenditures.

The ePropulsion segment’s net sales increased $47 million, or 11%, and Segment Adjusted Operating Loss increased $17 million from the three months ended March 31, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $19 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar. Acquisitions contributed $20 million in additional sales during the three months ended March 31, 2023. The increase excluding these items was primarily due to approximately $23 million of volume, mix and net new business driven by increased demand for the Company’s products and higher weighted average market production compared to the prior year and approximately $12 million from non-contractual commercial negotiations with the Company’s customers and normal contractual customer commodity pass-through arrangements. Segment Adjusted Operating Margin was (7.0)% for the three months ended March 31, 2023, compared to (3.9)% during the three months ended March 31, 2022. The Segment Adjusted Operating Loss is primarily due to investments in R&D for electrification products. The Segment Adjusted Operating Margin decrease was due to a planned increase in R&D for electrification products.

The Aftermarket segment’s net sales increased $23 million, or 7%, and Segment Adjusted Operating Income increased $6 million from the three months ended March 31, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $6 million primarily due to the weakening of the Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $26 million of volume, mix and net new business driven by increased demand for the Company’s products and approximately $5 million of pricing. Segment Adjusted Operating Margin was 13.6% for the three months ended March 31, 2023, compared to 12.7% during the three months ended March 31, 2022. The Segment Adjusted Operating Margin increase was primarily due to higher revenue and increased pricing.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of March 31, 2023, the Company had liquidity of $2,950 million, comprised of cash and cash equivalent balances of $950 million and an undrawn revolving credit facility of $2,000 million. The Company was in full compliance with its covenants under the revolving credit facility and had full access to its undrawn revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of March 31, 2023, cash balances of $861 million were held by the Company’s subsidiaries outside the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility that includes a feature allowing the Company the ability to increase the facility by $1.0 billion with bank group approval. This facility matures in March 2025. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at March 31, 2023. At March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2023 and December 31, 2022.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2.0 billion.

In addition to the revolving credit facility, the Company’s universal shelf registration provides the ability to issue various debt and equity instruments subject to market conditions.

On February 8, 2023 and April 26, 2023 the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock. The dividends declared in the first quarter were paid on March 15, 2023, and the dividends declared in the second quarter will be paid on June 15, 2023.

From a credit quality perspective, the Company has a credit rating of BBB+ from Fitch Ratings, BBB from Standard & Poor's and Baa1 from Moody's. The current outlook from each of Fitch, Standard & Poor’s and Moody’s is stable. None of the Company's debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Three Months Ended March 31,
(in millions)	2023	2022
OPERATING
Net earnings	$230	$224
Adjustments to reconcile net earnings to net cash flows from operations:
Depreciation and tooling amortization	159	157
Intangible asset amortization	24	23
Restructuring expense, net of cash paid	5	12
Stock-based compensation expense	12	12
Gain on sale of business	—	(26)
Deferred income tax benefit	(3)	(8)
Unrealized loss on debt and equity securities	15	39
Other non-cash adjustments	5	(10)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities	447	423
Retirement plan contributions	(6)	(5)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(224)	(282)
Inventories	(100)	(124)
Accounts payable and accrued expenses	(138)	109
Other assets and liabilities	9	(5)
Net cash (used in) provided by operating activities	$(12)	$116

Net cash used in operating activities was $12 million for the three months ended March 31, 2023 compared to net cash provided by operating activities of $116 million for the three months ended March 31, 2022. The decrease for the three months ended March 31, 2023, compared with the three months ended March 31, 2022 was primarily due to increased working capital investments.

Investing Activities

	Three Months Ended March 31,
(in millions)	2023	2022
INVESTING
Capital expenditures, including tooling outlays	$(278)	$(177)
Payments for businesses acquired, net of cash acquired	(19)	(157)
Proceeds from settlement of net investment hedges, net	13	12
Proceeds from investments in debt and equity securities, net	—	30
Proceeds from the sale of business, net	—	25
Proceeds from asset disposals and other, net	2	13
Net cash used in investing activities	$(282)	$(254)

Net cash used in investing activities was $282 million during the first three months of 2023 compared to $254 million during the first three months of 2022. In the first quarter of 2023, the Company acquired the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric. As a percentage of sales, capital expenditures were 6.7% and 4.6% for the three months ended March 31, 2023 and 2022, respectively. The increase in capital expenditures is to support the planned growth of electrification products.

Financing Activities

	Three Months Ended March 31,
(in millions)	2023	2022
FINANCING
Additions to debt	$1	$—
Repayments of debt, including current portion	(2)	(2)
Payments for purchase of treasury stock	—	(40)
Payments for stock-based compensation items	(25)	(17)
Purchase of noncontrolling interest	—	(59)
Dividends paid to BorgWarner stockholders	(39)	(41)
Dividends paid to noncontrolling stockholders	(25)	(36)
Net cash used in financing activities	$(90)	$(195)

Net cash used in financing activities was $90 million during the first three months of 2023 compared to $195 million during the first three months of 2022. Net cash used in financing activities during the first three months of 2023 was primarily related to the $39 million in dividends paid to the Company’s stockholders, $25 million in dividends paid to noncontrolling stockholders of the Company’s consolidated joint ventures and $25 million in stock-based compensation items.

CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s management does not believe that adverse outcomes in any of these commercial and legal claims, actions and complaints are reasonably likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 26 such sites as of March 31, 2023 and December 31, 2022. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning the Company’s exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Polish Zloty, Singapore Dollar, Korean Won, Mexican Peso, Thailand Baht and Turkish Lira. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of March 31, 2023 and December 31, 2022, the Company recorded a deferred gain of $177 million and $196 million, respectively, both before taxes, for designated net investment hedges within accumulated other comprehensive income (loss).

The significant foreign currency translation adjustments during the three months ended March 31, 2023 and 2022 are shown in the following tables, which provide the percentage change in U.S. dollar against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended March 31, 2023
Euro	1.3%	$22
Brazilian real	4.4%	$10
Chinese renminbi	0.4%	$10
Korean won	(3.4)%	$(12)

(in millions, except for percentages)	Three Months Ended March 31, 2022
Brazilian real	17.6%	$34
Korean won	(2.2)%	$(10)
British pound	(3.0)%	$(10)
Euro	(2.7)%	$(30)

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

Item 1A. Risk Factors

During the three months ended March 31, 2023, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2020, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaced the previous share repurchase program. This share repurchase authorization does not expire. As of March 31, 2023, the Company has repurchased $456 million of common stock under this repurchase program. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended March 31, 2023:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
January 1, 2023 - January 31, 2023
Common Stock Repurchase Program	—	$—	—	$544
Employee transactions	4,168	$43.37	—
February 1, 2023 - February 28, 2023
Common Stock Repurchase Program	—	$—	—	$544
Employee transactions	509,124	$48.97	—
March 1, 2023 - March 31, 2023
Common Stock Repurchase Program	—	$—	—	$544
Employee transactions	333	$49.11	—

Item 6. Exhibits

Exhibit 3.1
Composite Restated Certificate of Incorporation of the Company, as amended through July 22, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed August 3, 2022).

Exhibit 3.2
Amended and Restated By-Laws of the Company, as amended through April 25, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed July 26, 2018).

Exhibit 10.1	Change of Control Employment Agreement, dated as of March 1, 2023, between the Company and Isabelle McKenzie.*

Exhibit 10.2	Non-Compete Agreement, dated as of March 1, 2023, between the Company and Isabelle McKenzie*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
____________________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in his capacity as the Registrant’s Controller (Principal Accounting Officer).

BorgWarner Inc.

(Registrant)

By	/s/ Craig D. Aaron
(Signature)

Craig D. Aaron

Vice President and Controller
(Principal Accounting Officer)

Date: May 4, 2023