Form 10-Q
period 2023-06-30
BORGWARNER INC
filed 2023-08-02
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 28, 2023, the registrant had 235,063,020 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2023

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include supply disruptions impacting us or our customers, such as the current shortage of semiconductor chips that has impacted original equipment manufacturer (“OEM”) customers and their suppliers, including us; commodity availability and pricing, and an inability to achieve expected levels of recoverability in commercial negotiations with customers concerning these costs; competitive challenges from existing and new competitors including OEM customers; the challenges associated with rapidly changing technologies, particularly as they relate to electric vehicles, and our ability to innovate in response; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; potential disruptions in the global economy caused by Russia’s invasion of Ukraine; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis; the possibility that our recently-completed tax-free spin-off of our former Fuel Systems and Aftermarket segments into a separate publicly traded company will not achieve its intended benefits; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; our dependence on automotive and truck production, both of which are highly cyclical and subject to disruptions; our reliance on major OEM customers; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims, or governmental investigations, including related litigation; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and the other risks, noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in our most recently-filed Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$848	$1,338
Receivables, net	3,856	3,323
Inventories, net	1,860	1,687
Prepayments and other current assets	312	269
Total current assets	6,876	6,617

Property, plant and equipment, net	4,482	4,365
Investments and long-term receivables	835	896
Goodwill	3,404	3,397
Other intangible assets, net	1,002	1,051
Other non-current assets	718	668
Total assets	$17,317	$16,994

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$65	$62
Accounts payable	2,725	2,684
Other current liabilities	1,445	1,490
Total current liabilities	4,235	4,236

Long-term debt	4,191	4,166
Retirement-related liabilities	228	223
Other non-current liabilities	882	861
Total liabilities	9,536	9,486

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,657	2,675
Retained earnings	7,796	7,454
Accumulated other comprehensive loss	(898)	(876)
Common stock held in treasury, at cost	(2,007)	(2,032)
Total BorgWarner Inc. stockholders’ equity	7,551	7,224
Noncontrolling interest	230	284
Total equity	7,781	7,508
Total liabilities and equity	$17,317	$16,994

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net sales	$4,520	$3,759	$8,700	$7,633
Cost of sales	3,652	3,047	7,082	6,171
Gross profit	868	712	1,618	1,462

Selling, general and administrative expenses	422	394	806	782
Restructuring expense	12	27	19	42
Other operating expense, net	51	19	70	14
Operating income	383	272	723	624

Equity in affiliates’ earnings, net of tax	(14)	(11)	(18)	(19)
Unrealized loss (gain) on debt and equity securities	54	(11)	69	28
Interest expense, net	12	15	22	30
Other postretirement expense (income)	3	(9)	5	(18)
Earnings before income taxes and noncontrolling interest	328	288	645	603

Provision for income taxes	106	57	193	148
Net earnings	222	231	452	455
Net earnings attributable to noncontrolling interest, net of tax	18	15	31	39
Net earnings attributable to BorgWarner Inc.	$204	$216	$421	$416

Earnings per share attributable to BorgWarner Inc. — basic	$0.87	$0.91	$1.81	$1.75

Earnings per share attributable to BorgWarner Inc. — diluted	$0.87	$0.91	$1.80	$1.74

Weighted average shares outstanding:
Basic	233.4	236.9	233.1	237.6
Diluted	234.4	238.0	234.3	238.5

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net earnings attributable to BorgWarner Inc.	$204	$216	$421	$416

Other comprehensive loss
Foreign currency translation adjustments*	(95)	(262)	(56)	(280)
Hedge instruments*	24	5	38	5
Defined benefit postretirement plans*	(3)	5	(4)	10
Total other comprehensive loss attributable to BorgWarner Inc.	(74)	(252)	(22)	(265)

Comprehensive income (loss) attributable to BorgWarner Inc.*	130	(36)	399	151

Net income attributable to noncontrolling interest, net of tax	18	15	31	39
Other comprehensive loss attributable to noncontrolling interest*	(13)	(17)	(14)	(18)
Comprehensive income (loss)	$135	$(38)	$416	$172
____________________________________
*    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2023	2022
OPERATING
Net cash provided by operating activities (see Note 23)	$268	$332
INVESTING
Capital expenditures, including tooling outlays	(520)	(331)
Payments for businesses acquired, net of cash acquired	(30)	(157)
Proceeds from settlement of net investment hedges, net	13	28
(Payments) proceeds from investments in debt and equity securities, net	(1)	30
Proceeds from the sale of business, net	—	25
Proceeds from asset disposals and other, net	16	17
Net cash used in investing activities	(522)	(388)
FINANCING
Net increase in notes payable	3	—
Additions to debt	2	2
Repayments of debt, including current portion	(6)	(6)
Payments for purchase of treasury stock	—	(140)
Payments for stock-based compensation items	(25)	(17)
Payments for contingent consideration	(23)	—
Purchase of noncontrolling interest	(15)	(59)
Dividends paid to BorgWarner stockholders	(79)	(82)
Dividends paid to noncontrolling stockholders	(64)	(46)
Net cash used in financing activities	(207)	(348)
Effect of exchange rate changes on cash	(29)	(50)
Net decrease in cash, cash equivalents and restricted cash	(490)	(454)
Cash, cash equivalents and restricted cash at beginning of year	1,338	1,844
Cash, cash equivalents and restricted cash at end of period	$848	$1,390

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet as of December 31, 2022 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

On July 3, 2023, BorgWarner completed the previously announced spin-off (“Spin-Off”) of its Fuel Systems and Aftermarket segments in a transaction intended to qualify as tax free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of PHINIA, Inc. (“PHINIA”) to holders of record of common stock of the Company on a pro-rata basis. Each holder of record of common stock of the Company received one share of PHINIA common stock for every five shares of common stock of the Company held on June 23, 2023, the record date for the distribution (“Distribution Date”). In lieu of fractional shares of PHINIA, shareholders of the Company received cash. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange. The historical results of operations and the financial position of PHINIA are included in these Condensed Consolidated Financial Statements. Starting in the third quarter of 2023, the Company will no longer consolidate its Fuel Systems and Aftermarket segments, and results for those segments for all periods prior to the Spin-Off will be reflected as discontinued operations.

The Spin-Off has the potential to impact the allocation of profit across jurisdictions for tax purposes as well as various tax structuring actions and strategies. Evidence could become available in subsequent quarters that may require the Company to adjust its tax positions including those related to valuation allowances.

In connection with the Spin-Off, the Company entered into several agreements with PHINIA on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with PHINIA after the Spin-Off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, an intellectual property cross-license agreement and a transition service agreement through which the Company and PHINIA will continue to provide certain services to each other following the Spin-Off.

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

Eldor Corporation’s Electric Hybrid Systems Business

On June 19, 2023, the Company announced that it had entered into a share purchase agreement to acquire the Electric Hybrid Systems business segment of Eldor Corporation (“Eldor”), which is headquartered in Italy. The purchase price due at closing is €75 million ($82 million), with up to €175 million ($191 million) in contingent payments that could be paid over the next 2 years. The acquisition is expected to complement the Company’s existing ePropulsion product portfolio by enhancing the Company’s engineering capabilities. The transaction is subject to satisfaction of customary closing conditions and is expected to close in the third quarter of 2023.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition complements the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥207 million ($30 million) of base purchase price in the six months ended June 30, 2023. Of the remaining ¥61 million ($9 million) of base purchase price, ¥41 million ($6 million) is payable by September 30, 2023 and is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2023. The remaining ¥20 million ($3 million) of base purchase price is payable before March 31, 2025 and is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2023. Pursuant to the agreement, the Company’s obligation to remit up to ¥103 million ($15 million) of earn-out payments is contingent upon the achievement of certain revenue and pre-tax profit margin targets in 2023 and 2024 as well as the retention of key employees during the same time period. As of June 30, 2023, the Company’s estimate of the earn-out payments was approximately ¥20 million ($3 million), of which half is recorded in Other current liabilities and half is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

The estimated fair values of assets acquired and liabilities assumed as of March 1, 2023 were assets of $50 million, including goodwill and intangibles of $16 million, and liabilities of $8 million.

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $12 million was recorded within the Company’s Air Management segment. The goodwill consists of the Company’s expected future economic benefits that will be realized from expanding the Company’s electric vehicle portfolio as electric vehicle production continues to increase. The goodwill is not expected to be deductible for tax purposes in China.

In connection with the acquisition, the Company preliminarily recorded $4 million for intangible assets, primarily for customer relationships and developed technology. The provisional fair values of the identifiable intangible assets were valued using the market approach.

The impact of the SSE acquisition on net sales and net earnings was immaterial for the three and six months ended June 30, 2023.

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthens the Company’s power electronics capabilities in auxiliary inverters, which the Company expects will accelerate the growth of its High Voltage eFan business. The Company paid ₣27 million ($29 million) at closing, and up to ₣10 million ($10 million) could be paid in the form of contingent earn-out payments over the three years following closing. The earn-out payments are contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. As of June 30, 2023, the Company’s estimate of the earn-out payments was approximately ₣10 million ($11 million), which is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

The impact of the Drivetek acquisition on net sales and net earnings was immaterial for the three and six months ended June 30, 2023.

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

The Company finalized its valuation of the assets and liabilities of the Rhombus acquisition during the second quarter of 2023. Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $104 million was recorded within the Company’s Air Management segment. The goodwill consists of the Company’s expected future economic benefits that will be realized from expanding the Company’s electric vehicle portfolio as electric vehicle production continues to increase. The goodwill is not expected to be deductible for tax purposes.

The following table summarizes the other intangible assets acquired:

(in millions)	Estimated Life	Estimated Fair Value
Developed technology	13 years	$22
Customer relationships	8 years	5
Total other intangible assets		$27

Identifiable intangible assets were valued using the income approach.

The impact of the Rhombus acquisition on net sales and net earnings was immaterial for the three and six months ended June 30, 2023.

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

The total final consideration was $192 million, including approximately ¥1.0 billion ($152 million) of base purchase price and ¥0.25 billion ($40 million) of originally estimated earn-out payments. The Company paid approximately ¥1.0 billion ($157 million) of base purchase price in the year ended December 31, 2022 and no longer expects to recapture a previously anticipated $5 million of post-closing adjustments, which has been recorded in other operating expense. Pursuant to the ETA, the obligation of the Company to remit up to ¥0.3 billion (approximately $47 million) of earn-out payments was contingent upon achievement of certain sales volume targets and certain estimated future volume targets associated with newly awarded business. During the three months ended June 30, 2023, the Company paid approximately ¥0.2 billion ($24 million) to settle the remaining earn-out liability and related adjustments.

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

The impact of the Santroll acquisition on net sales and net earnings was immaterial for the three and six months ended June 30, 2023.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $15 million and $16 million at June 30, 2023 and December 31, 2022, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities in the Condensed Consolidated Balance Sheets and were $22 million at June 30, 2023 and $16 million at December 31, 2022. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and, at times, provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of June 30, 2023 and December 31, 2022, the Company recorded customer incentive payments of $28 million and $34 million, respectively, in Prepayments and other current assets, and $85 million and $99 million, respectively, in Other non-current assets in the Condensed Consolidated Balance Sheets.

The following tables represent a disaggregation of revenue from contracts with customers by reportable segment and region. The balances for the three and six months ended June 30, 2022 have been recast for a change in reportable segments that was made during the first quarter of 2023. Refer to Note 22, “Reportable Segments And Related Information,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended June 30, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	Fuel Systems	ePropulsion	Aftermarket	Total
North America	$558	$414	$152	$142	$172	$1,438
Europe	861	351	258	68	116	1,654
Asia	528	350	120	309	20	1,327
Other	56	2	15	—	28	101
Total	$2,003	$1,117	$545	$519	$336	$4,520

	Three Months Ended June 30, 2022
(in millions)	Air Management	Drivetrain & Battery Systems	Fuel Systems	ePropulsion	Aftermarket	Total
North America	$506	$338	$107	$136	$184	$1,271
Europe	689	264	231	44	102	1,330
Asia	451	294	118	194	17	1,074
Other	46	—	18	—	20	84
Total	$1,692	$896	$474	$374	$323	$3,759

	Six Months Ended June 30, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	Fuel Systems	ePropulsion	Aftermarket	Total
North America	$1,078	$785	$304	$270	$343	$2,780
Europe	1,751	651	485	128	228	3,243
Asia	1,019	633	237	560	36	2,485
Other	108	3	26	—	55	192
Total	$3,956	$2,072	$1,052	$958	$662	$8,700

	Six Months Ended June 30, 2022
(in millions)	Air Management	Drivetrain & Battery Systems	Fuel Systems	ePropulsion	Aftermarket	Total
North America	$965	$644	$223	$259	$352	$2,443
Europe	1,422	498	472	94	201	2,687
Asia	967	649	272	415	30	2,333
Other	90	—	36	—	44	170
Total	$3,444	$1,791	$1,003	$768	$627	$7,633

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

The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or termination benefits) and other costs, which are primarily professional fees and costs related to facility closures and exits. The balances for the three and six months ended June 30, 2022 have been recast for a change in reportable segments that was made during the first quarter of 2023. Refer to Note 22, “Reportable Segments And Related Information,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended June 30, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	Fuel Systems	ePropulsion	Aftermarket	Corporate	Total
Employee termination benefits	$7	$—	$1	$—	$1	$—	$9
Other	2	—	1	—	—	—	3
Total restructuring expense	$9	$—	$2	$—	$1	$—	$12

	Three Months Ended June 30, 2022
(in millions)	Air Management	Drivetrain & Battery Systems	Fuel Systems	ePropulsion	Aftermarket	Corporate	Total
Employee termination benefits	$7	$14	$2	$—	$—	$(1)	$22
Other	—	2	2	1	—	—	5
Total restructuring expense	$7	$16	$4	$1	$—	$(1)	$27

	Six Months Ended June 30, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	Fuel Systems	ePropulsion	Aftermarket	Corporate	Total
Employee termination benefits	$9	$—	$5	$—	$1	$—	$15
Other	3	—	1	—	—	—	4
Total restructuring expense	$12	$—	$6	$—	$1	$—	$19

	Six Months Ended June 30, 2022
(in millions)	Air Management	Drivetrain & Battery Systems	Fuel Systems	ePropulsion	Aftermarket	Corporate	Total
Employee termination benefits	$14	$14	$3	$—	$—	$(1)	$30
Other	—	9	2	1	—	—	12
Total restructuring expense	$14	$23	$5	$1	$—	$(1)	$42

The following tables display a roll forward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2023	$59	$9	$68
Restructuring expense, net	15	4	19
Cash payments	(38)	(6)	(44)
Foreign currency translation adjustment and other	—	1	1
Balance at June 30, 2023	36	8	44
Less: Non-current restructuring liability	9	—	9
Current restructuring liability at June 30, 2023	$27	$8	$35

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2022	$126	$13	$139
Restructuring expense, net	30	12	42
Cash payments	(64)	(17)	(81)
Foreign currency translation adjustment and other	(5)	2	(3)
Balance at June 30, 2022	87	10	97
Less: Non-current restructuring liability	21	1	22
Current restructuring liability at June 30, 2022	$66	$9	$75

2023 Structural Costs Plan In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs in its Foundational product businesses. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. During the three and six months ended June 30, 2023, the Company recorded $9 million and $12 million of restructuring costs related to this plan, respectively.

2020 Structural Costs Plan In 2020, the Company announced a $300 million restructuring plan to address its structural costs. During the three and six months ended June 30, 2023, the Company recorded $3 million and $7 million of restructuring charges related to this plan, respectively. During the three and six months ended June 30, 2022, the Company recorded $10 million and $23 million of restructuring charges related to this plan, respectively. Cumulatively, the Company has incurred $294 million of restructuring charges related to this plan. The actions under this plan are complete.

2019 Legacy Delphi Technologies Plan In 2019, legacy Delphi Technologies PLC (“Delphi Technologies”) announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company continued actions under this plan following its October 1, 2020 acquisition of Delphi Technologies and has recorded cumulative charges of $67 million since October 1, 2020, including approximately $4 million in restructuring charges during the six months ended June 30, 2022. The actions under this plan are complete.

The following provides details of restructuring expense incurred by the Company’s reportable segments during the three and six months ended June 30, 2023 and 2022, related to the plans and actions discussed above:

Air Management
2023 Structural Costs Plan
•During the three and six months ended June 30, 2023, the segment recorded $9 million and $12 million of restructuring costs under this plan, primarily related to employee severance.

2020 Structural Costs Plan
•During the three and six months ended June 30, 2022, the segment recorded $7 million and $13 million, respectively, of restructuring costs under this plan. This primarily related to $8 million during the six months ended June 30, 2022 for a voluntary termination program pursuant to which approximately 36 employees accepted termination packages in 2022.

Drivetrain & Battery Systems
2020 Structural Costs Plan
•During the three and six months ended June 30, 2022, the segment recorded $2 million and $9 million of restructuring costs, primarily related to severance costs associated with the announced closure of a technical center in Europe affecting approximately 80 employees.
ePropulsion
2020 Structural Costs Plan
•During the three and six months ended June 30, 2022, the segment recorded $1 million of restructuring costs under this plan, primarily related to legal fees, equipment moves, and validation and testing costs.
Fuel Systems
2020 Structural Costs Plan
•During the three and six months ended June 30, 2023, the segment recorded $2 million and $6 million of restructuring costs under this plan, primarily related to employee severance.

2019 Legacy Delphi Technologies Plan
•During the three and six months ended June 30, 2022, the segment recorded $4 million and $5 million, respectively, of restructuring costs under this plan, primarily related to employee severance and equipment moves.
Aftermarket
2020 Structural Costs Plan
•During the six months ended June 30, 2023, the segment recorded $1 million of restructuring costs under this plan, primarily related to employee severance.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Gross R&D expenditures	$259	$234	$503	$466
Customer reimbursements	(51)	(27)	(102)	(68)
Net R&D expenditures	$208	$207	$401	$398

NOTE 7 OTHER OPERATING EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Merger, acquisition and divestiture expense, net	$56	$9	$83	$32
Service and lease agreement termination	9	—	9	—
Gain on sale of asset	(6)	—	(6)	—
Gain on sale of business	(5)	—	(5)	(24)
Other (income) expense, net	(3)	10	(11)	6
Other operating expense, net	$51	$19	$70	$14

Merger, acquisition and divestiture expense, net: During the three and six months ended June 30, 2023, the Company recorded merger, acquisition and divestiture expense, net of $56 million and $83 million, respectively, primarily related to professional fees for specific acquisition and disposition initiatives, including $48 million and $67 million during the three and six months ended June 30, 2023, respectively, for the Spin-Off. During the three and six months ended June 30, 2022, the Company recorded merger, acquisition and divestiture expense, net of $9 million and $32 million, respectively, primarily related to professional fees associated with specific acquisition and disposition initiatives.

Gain on sale of business: During the six months ended June 30, 2022, the Company recorded a pre-tax gain of $24 million in connection with the sale of its interest in BorgWarner Romeo Power LLC, in which the Company owned a 60% interest.

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

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 32% and 20%, respectively. During the three months ended June 30, 2023, a discrete tax expense of approximately $20 million was recorded in relation to the Spin-Off and a discrete tax benefit of $11 million was recorded relating to various immaterial tax adjustments. During the three months ended June 30, 2022, a discrete tax benefit of $8 million was recorded relating to various immaterial tax adjustments.

The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was 30% and 25%, respectively. During the six months ended June 30, 2023, a discrete tax expense of approximately $20 million was recorded in relation to the Spin-Off, a discrete tax benefit of approximately $14 million was recorded related to the resolution of tax audits, a $10 million discrete tax expense was recorded for the impact of enacted tax law changes and a discrete tax benefit of $10 million was recorded related to various immaterial tax adjustments. During the six months ended June 30, 2022, a discrete tax benefit of $8 million was recorded relating to various immaterial tax adjustments.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates that vary from those in the U.S., jurisdictions with pretax losses for which no tax benefit could be realized, U.S. taxes on foreign earnings, the realization of certain business tax credits (including foreign tax credits), and permanent differences between book and tax treatment for certain items (including the Foreign-Derived Intangible Income (“FDII”) deduction and the enhanced deduction of research and development expenses in certain jurisdictions). The Company estimates that it is reasonably possible there could be a decrease of approximately $98 million in unrecognized tax benefits and interest in the next 12 months related to the conclusion of tax audits and the lapse of statutes of limitations subsequent to the reporting period in certain taxing jurisdictions.

NOTE 9 INVENTORIES, NET

A summary of Inventories, net is presented below:

	June 30,	December 31,
(in millions)	2023	2022
Raw material and supplies	$1,332	$1,203
Work in progress	185	176
Finished goods	372	333
FIFO inventories	1,889	1,712
LIFO reserve	(29)	(25)
Inventories, net	$1,860	$1,687

NOTE 10 OTHER CURRENT AND NON-CURRENT ASSETS

Additional detail related to assets is presented below:

	June 30,	December 31,
(in millions)	2023	2022
Prepayments and other current assets:
Prepaid tooling	$93	$82
Derivative instruments	44	18
Prepaid taxes	35	40
Customer incentive payments (Note 4)	28	34
Contract assets (Note 4)	15	16
Other	97	79
Total prepayments and other current assets	$312	$269

Investments and long-term receivables:
Investment in debt securities	$386	$455
Investment in equity affiliates	277	279
Long-term receivables	97	87
Equity securities	75	75
Total investments and long-term receivables	$835	$896

Other non-current assets:
Operating leases	$187	$199
Deferred income taxes	335	239
Customer incentive payments (Note 4)	85	99
Derivative instruments	48	68
Other	63	63
Total other non-current assets	$718	$668

NOTE 11 GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. No events or circumstances were noted in the first six months of 2023 requiring additional assessment or testing. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Aftermarket	Fuel Systems	Total
Gross goodwill balance, December 31, 2022	$1,566	$1,434	$480	$374	$45	$3,899
Accumulated impairment losses, December 31, 2022	(502)	—	—	—	—	(502)
Net goodwill balance, December 31, 2022*	$1,064	$1,434	$480	$374	$45	$3,397
Goodwill during the period:
Acquisitions	12	—	—	—	—	12
Other, primarily translation adjustment	5	12	(23)	1	—	(5)
Ending balance, June 30, 2023	$1,081	$1,446	$457	$375	$45	$3,404
__________________________________

*
The December 31, 2022 balances have been recast for a change in reportable segments that was made during the first quarter of 2023. Refer to Note 22, “Reportable Segments And Related Information” for more information.

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		June 30, 2023			December 31, 2022
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$495	$163	$332	$492	$141	$351
Customer relationships	7 - 15	900	379	521	901	351	550
Miscellaneous	2 - 5	9	6	3	10	6	4
Total amortized intangible assets		1,404	548	856	1,403	498	905
Unamortized trade names		146	—	146	146	—	146
Total other intangible assets		$1,550	$548	$1,002	$1,549	$498	$1,051

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2023	2022
Beginning balance, January 1	$245	$236
Provisions for current period sales	64	47
Adjustments of prior estimates	(2)	(2)
Payments	(61)	(44)
Other, primarily translation adjustment	(1)	(13)
Ending balance, June 30	$245	$224

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
(in millions)	2023	2022
Other current liabilities	$124	$142
Other non-current liabilities	121	103
Total product warranty liability	$245	$245

NOTE 13 NOTES PAYABLE AND DEBT

As of June 30, 2023 and December 31, 2022, the Company had debt outstanding as follows:

	June 30,	December 31,
(in millions)	2023	2022
Short-term borrowings	$62	$58

Long-term debt
3.375% Senior notes due 03/15/25 ($500 million par value)	499	499
5.000% Senior notes due 10/01/25 ($800 million par value)*	854	866
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,093	1,092
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
1.000% Senior Notes due 05/19/31 (€1,000 million par value)	1,073	1,051
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	60	47
Total long-term debt	4,194	4,170
Less: current portion	3	4
Long-term debt, net of current portion	$4,191	$4,166
_____________________________
*These notes include the fair value step-up from the Delphi Technologies acquisition. The fair value step-up was calculated based on observable market data and is amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of June 30, 2023 and December 31, 2022, the Company had $62 million and $58 million, respectively, in borrowings under these facilities, which are classified in Notes payable and other short-term debt on the Condensed Consolidated Balance Sheets.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Interest expense	$21	$21	$41	$40
Interest income	(9)	(6)	(19)	(10)
Interest expense, net	$12	$15	$22	$30

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in March 2025. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at June 30, 2023. At June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2023 and December 31, 2022.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of June 30, 2023 and December 31, 2022, the estimated fair values of the Company’s senior unsecured notes totaled $3,649 million and $3,553 million, respectively. The estimated fair values were $485 million lower than their carrying value at June 30, 2023 and $570 million lower than their carrying value at December 31, 2022. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $37 million and $38 million at June 30, 2023 and December 31, 2022, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER CURRENT AND NON-CURRENT LIABILITIES

Additional detail related to liabilities is presented in the table below:

	June 30,	December 31,
(in millions)	2023	2022
Other current liabilities:
Payroll and employee related	$305	$398
Customer related	235	202
Indirect taxes	148	125
Product warranties (Note 12)	124	142
Income taxes payable	148	142
Accrued freight	52	44
Operating leases	40	42
Interest	31	22
Employee termination benefits (Note 5)	27	37
Supplier related	27	23
Deferred engineering reimbursements	24	39
Contract liabilities (Note 4)	22	16
Insurance	19	19
Other non-income taxes	18	19
Legal and professional fees	14	15
Dividends payable	14	21
Retirement related	13	13
Derivative instruments	7	10
Earn-out liability (Note 3)	2	16
Other	175	145
Total other current liabilities	$1,445	$1,490

Other non-current liabilities:
Other income tax liabilities	$231	$242
Deferred income taxes	213	194
Operating leases	155	166
Product warranties (Note 12)	121	103
Deferred income	71	66
Earn-out liability (Note 3)	13	10
Employee termination benefits (Note 5)	8	22
Other	70	58
Total other non-current liabilities	$882	$861

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

		Basis of fair value measurements
(in millions)	Balance at June 30, 2023	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in debt securities	$386	$—	$386	$—	A	$—
Investment in equity securities	$28	$—	$—	$—	—	$28
Foreign currency contracts	$54	$—	$54	$—	A	$—
Net investment hedge contracts	$38	$—	$38	$—	A	$—
Liabilities:
Current earn-out liabilities	$2	$—	$—	$2	C	$—
Non-current earn-out liabilities	$13	$—	$—	$13	C	$—
Foreign currency contracts	$8	$—	$8	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2022	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Current earn-out receivable	$9	$—	$—	$9	C	$—
Investment in debt securities	$455	$—	$455	$—	A	$—
Investment in equity securities	$29	$—	$—	$—	—	$29
Foreign currency contracts	$18	$—	$18	$—	A	$—
Net investment hedge contracts	$68	$—	$68	$—	A	$—
Liabilities:
Current earn-out liability	$21	$—	$—	$21	C	$—
Non-current earn-out liability	$10	$—	$—	$10	C	$—
Foreign currency contracts	$11	$—	$11	$—	A	$—
Net investment hedge contracts	$1	$—	$1	$—	A	$—
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

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At June 30, 2023 and December 31, 2022, the Company had no derivative contracts that contained credit-risk-related contingent features.

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At June 30, 2023 and December 31, 2022, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At June 30, 2023 and December 31, 2022, the Company had no outstanding interest rate swaps or options.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At June 30, 2023 and December 31, 2022, the following foreign currency derivative contracts were outstanding and mature through the ending duration noted below:

Foreign currency derivatives (in millions)*
Functional Currency	Traded Currency	Notional in traded currency June 30, 2023	Notional in traded currency December 31, 2022	Ending Duration
Brazilian Real	US Dollar	6	14	Dec - 23
British Pound	Euro	40	10	Dec - 24
Chinese Renminbi	British Pound	13	23	Dec - 23
Chinese Renminbi	Euro	29	42	Dec - 23
Chinese Renminbi	US Dollar	293	276	Dec - 24
Euro	British Pound	52	63	Dec - 23
Euro	Hungarian Forint	7,163	—	Dec - 24
Euro	Korean Won	20,225	9,138	Mar - 24
Euro	Polish Zloty	428	489	Dec - 24
Euro	US Dollar	172	139	Dec - 24
US Dollar	British Pound	8	17	Dec - 23
US Dollar	Chinese Renminbi	1,956	1,402	Jul - 23
US Dollar	Euro	42	45	Sep - 23
US Dollar	Korean Won	99,611	51,786	Nov - 24
US Dollar	Mexican Peso	2,826	3,465	Dec - 24
US Dollar	Thailand Baht	1,050	1,790	Jun - 24

*Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. dollar equivalent as of June 30, 2023 and December 31, 2022.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). At June 30, 2023 and December 31, 2022, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(in millions)	June 30, 2023	December 31, 2022	Ending duration
US dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul - 27
Fixed paying notional	€976	€976	Jul - 27
US dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
US dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 29
Fixed paying notional	¥12,724	¥12,724	Feb - 29

At June 30, 2023 and December 31, 2022, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	June 30, 2023	December 31, 2022	Location	June 30, 2023	December 31, 2022
Foreign currency	Prepayments and other current assets	$42	$15	Other current liabilities	$6	$9
Foreign currency	Other non-current assets	$10	$—	Other non-current liabilities	$1	$1
Net investment hedges	Other non-current assets	$38	$68	Other non-current liabilities	$—	$1
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$2	$3	Other current liabilities	$1	$1

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at June 30, 2023 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	June 30, 2023	December 31, 2022
Net investment hedges:
Foreign currency	$(7)	$(4)	$—
Cross-currency swaps	38	67	—
Foreign currency-denominated debt	112	133	—
Total	$143	$196	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended June 30, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$4,520	$3,652	$422	$(74)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$25

	Six Months Ended June 30, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$8,700	$7,082	$806	$(22)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$39

	Three Months Ended June 30, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,759	$3,047	$394	$(252)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$5

	Six Months Ended June 30, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$7,633	$6,171	$782	$(265)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$4
Gain (loss) reclassified from AOCI to income	$—	$(1)	$—

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2023	2022	2023	2022
Foreign currency	$(3)	$3	$(3)	$3
Cross-currency swaps	$(24)	$104	$(29)	$135
Foreign currency-denominated debt	$(7)	$58	$(21)	$89

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2023	2022	2023	2022
Cross-currency swaps	$6	$7	$12	$13
There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for foreign currency-denominated debt designated as net investment hedges. There were no gains and losses reclassified from AOCI for net investment hedges during the periods presented.

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units’ functional currency. These derivatives resulted in the following gains (losses) recorded in income:

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Contract Type	Location	2023	2022	2023	2022
Foreign Currency	Selling, general and administrative expenses	$(4)	$5	$(4)	$6

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has a number of defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company’s defined benefit pension plans for 2023 range from $15 million to $20 million, of which $11 million has been contributed through the first six months of the year. The estimated contributions were reevaluated to reflect the Spin-Off and certain obligations that were retained by PHINIA. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit income and expense recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postemployment benefits
(in millions)	2023		2022
Three Months Ended June 30,	US	Non-US	US	Non-US	2023	2022
Service cost	$—	$4	$—	$5	$—	$—
Interest cost	1	16	1	9	1	—
Expected return on plan assets	(1)	(14)	(1)	(20)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(1)
Amortization of unrecognized loss	—	1	1	2	—	—
Net periodic benefit expense (income)	$—	$7	$1	$(4)	$—	$(1)

	Pension benefits				Other postemployment benefits
(in millions)	2023		2022
Six Months Ended June 30,	US	Non-US	US	Non-US	2023	2022
Service cost	$—	$8	$—	$10	$—	$—
Interest cost	3	32	2	19	1	—
Expected return on plan assets	(3)	(29)	(3)	(40)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(1)
Amortization of unrecognized loss	1	1	1	4	—	—
Net periodic benefit income	$1	$12	$—	$(7)	$—	$(1)

The components of net periodic benefit income other than the service cost component are included in Other postretirement income in the Condensed Consolidated Statements of Operations.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three and six months ended June 30, 2023 and 2022, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, March 31, 2023	$3	$2,661	$(2,031)	$7,632	$(824)	$238
Dividends declared ($0.17 per share*)	—	—	—	(40)	—	—
Net issuance for executive stock plan	—	10	—	—	—	—
Net issuance of restricted stock	—	(12)	24	—	—	—
Purchase of noncontrolling interest	—	(2)	—	—	—	(13)
Net earnings	—	—	—	204	—	18
Other comprehensive loss	—	—	—	—	(74)	(13)
Balance, June 30, 2023	$3	$2,657	$(2,007)	$7,796	$(898)	$230

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, March 31, 2022	$3	$2,617	$(1,836)	$6,830	$(564)	$288
Dividends declared ($0.17 per share*)	—	—	—	(41)	—	(4)
Net issuance for executive stock plan	—	6	1	—	—	—
Net issuance of restricted stock	—	10	(1)	—	—	—
Purchase of treasury stock	—	—	(100)	—	—	—
Net earnings	—	—	—	216	—	15
Other comprehensive loss	—	—	—	—	(252)	(17)
Balance, June 30, 2022	$3	$2,633	$(1,936)	$7,005	$(816)	$282

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2022	$3	$2,675	$(2,032)	$7,454	$(876)	$284
Dividends declared ($0.34 per share*)	—	—	—	(79)	—	(58)
Net issuance for executive stock plan	—	—	5	—	—	—
Net issuance of restricted stock	—	(16)	20	—	—	—
Purchase of noncontrolling interest	—	(2)	—	—	—	(13)
Net earnings	—	—	—	421	—	31
Other comprehensive loss	—	—	—	—	(22)	(14)
Balance, June 30, 2023	$3	$2,657	$(2,007)	$7,796	$(898)	$230

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests
Balance, December 31, 2021	$3	$2,637	$(1,812)	$6,671	$(551)	$314
Dividends declared ($0.34 per share*)	—	—	—	(82)	—	(49)
Net issuance for executive stock plan	—	—	5	—	—	—
Net issuance of restricted stock	—	(5)	11	—	—	—
Purchase/sale of noncontrolling interest	—	1	—	—	—	(4)
Purchase of treasury stock	—	—	(140)	—	—	—
Net earnings	—	—	—	416	—	39
Other comprehensive loss	—	—	—	—	(265)	(18)
Balance, June 30, 2022	$3	$2,633	$(1,936)	$7,005	$(816)	$282
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three and six months ended June 30, 2023 and 2022:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, March 31, 2023	$(711)	$18	$(131)	$(824)
Comprehensive (loss) income before reclassifications	(102)	24	(2)	(80)
Income taxes associated with comprehensive (loss) income before reclassifications	7	—	(1)	6
Reclassification from accumulated other comprehensive loss	—	—	—	—
Income taxes reclassified into net earnings	—	—	—	—
Ending balance, June 30, 2023	$(806)	$42	$(134)	$(898)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, March 31, 2022	$(441)	$—	$(123)	$(564)
Comprehensive (loss) income before reclassifications	(216)	5	3	(208)
Income taxes associated with comprehensive (loss) income before reclassifications	(46)	—	1	(45)
Reclassification from accumulated other comprehensive loss	—	—	2	2
Income taxes reclassified into net earnings	—	—	(1)	(1)
Ending balance, June 30, 2022	$(703)	$5	$(118)	$(816)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2022	$(750)	$4	$(130)	$(876)
Comprehensive (loss) income before reclassifications	(68)	38	(4)	(34)
Income taxes associated with comprehensive (loss) income before reclassifications	12	—	(1)	11
Reclassification from accumulated other comprehensive loss	—	—	1	1
Income taxes reclassified into net earnings	—	—	—	—
Ending balance, June 30, 2023	$(806)	$42	$(134)	$(898)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2021	$(423)	$—	$(128)	$(551)
Comprehensive (loss) income before reclassifications	(234)	4	6	(224)
Income taxes associated with comprehensive (loss) income before reclassifications	(46)	—	1	(45)
Reclassification from accumulated other comprehensive loss	—	1	4	5
Income taxes reclassified into net earnings	—	—	(1)	(1)
Ending balance, June 30, 2022	$(703)	$5	$(118)	$(816)

NOTE 20 CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s management does not believe that adverse outcomes in any of these commercial and legal claims, actions and complaints are reasonably likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 21 and 26 such sites as of June 30, 2023 and December 31, 2022, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $7 million as of both June 30, 2023 and December 31, 2022, included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2023, this accrual, which relates to seven of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 14 sites, for which there was no accrual as of June 30, 2023.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 0.9 million performance share units excluded from the computation of the diluted earnings for both the three months ended June 30, 2023 and 2022, respectively. There were 0.7 million and 1.0 million performance share units excluded from the computation of the diluted earnings for the six months ended June 30, 2023 and 2022, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Basic earnings per share:
Net earnings attributable to BorgWarner Inc.	$204	$216	$421	$416
Weighted average shares of common stock outstanding	233.4	236.9	233.1	237.6
Basic earnings per share of common stock	$0.87	$0.91	$1.81	$1.75

Diluted earnings per share:
Net earnings attributable to BorgWarner Inc.	$204	$216	$421	$416
Weighted average shares of common stock outstanding	233.4	236.9	233.1	237.6
Effect of stock-based compensation	1.0	1.1	1.2	0.9
Weighted average shares of common stock outstanding including dilutive shares	234.4	238.0	234.3	238.5
Diluted earnings per share of common stock	$0.87	$0.91	$1.80	$1.74

NOTE 22 REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s business is aggregated into five reportable segments: Air Management, Drivetrain & Battery Systems, Fuel Systems, ePropulsion and Aftermarket. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

In the first quarter of 2023, the Company elected to disaggregate the former e-Propulsion & Drivetrain reportable segment into two separate reportable segments of Drivetrain & Battery Systems and ePropulsion. The Drivetrain & Battery Systems segment’s technologies include battery management systems and control modules, software, friction and mechanical products for automatic transmissions and torque-management products. The ePropulsion segment primarily includes rotating electrical components, power electronics, inverters and electric motors.

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

The reportable segment disclosures have been updated accordingly, including recasting prior period information for the new reporting structures.

Segment Adjusted Operating Income (Loss) is the measure of segment income or loss used by the Company. Segment Adjusted Operating Income (Loss) is comprised of operating income adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment Adjusted Operating Income (Loss) is most reflective of the operational profitability or loss of our reportable segments.

The following tables show segment information and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Net Sales by Reportable Segment

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Air Management	$2,003	$24	$2,027	$3,956	$50	$4,006
Drivetrain & Battery Systems	1,117	1	1,118	2,072	1	2,073
Fuel Systems	545	60	605	1,052	121	1,173
ePropulsion	519	48	567	958	96	1,054
Aftermarket	336	3	339	662	7	669
Inter-segment eliminations	—	(136)	(136)	—	(275)	(275)
Net sales	$4,520	$—	$4,520	$8,700	$—	$8,700

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Air Management	$1,692	$32	$1,724	$3,444	$48	$3,492
Drivetrain & Battery Systems	896	—	896	1,791	—	1,791
Fuel Systems	474	42	516	1,003	104	1,107
ePropulsion	374	58	432	768	104	872
Aftermarket	323	3	326	627	6	633
Inter-segment eliminations	—	(135)	(135)	—	(262)	(262)
Net sales	$3,759	$—	$3,759	$7,633	$—	$7,633

Total Assets by Reportable Segment

(in millions)	June 30, 2023	December 31, 2022
Air Management	$5,568	$5,376
Drivetrain & Battery Systems	3,951	3,963
ePropulsion	2,800	2,453
Fuel Systems	2,231	2,227
Aftermarket	1,329	1,281
Total	15,879	15,300
Corporate	1,438	1,694
Consolidated	$17,317	$16,994

Segment Adjusted Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Air Management	$307	$244	$592	$495
Drivetrain & Battery Systems	140	113	250	226
Fuel Systems	57	44	105	110
Aftermarket	52	51	97	90
ePropulsion	(19)	(42)	(53)	(59)
Segment Adjusted Operating Income	537	410	991	862
Corporate, including stock-based compensation	63	62	121	125
Merger, acquisition and divestiture expense, net	56	9	86	32
Intangible asset amortization expense	24	27	48	50
Restructuring expense (Note 5)	12	27	19	42
Service and lease agreement termination	9	—	9	—
Gain on sale of business	(5)	—	(5)	(24)
Gain on sale of asset	(6)	—	(6)	—
Other non-comparable items	1	13	(4)	13
Equity in affiliates’ earnings, net of tax	(14)	(11)	(18)	(19)
Unrealized loss (gain) on debt and equity securities	54	(11)	69	28
Interest expense, net	12	15	22	30
Other postretirement expense (income)	3	(9)	5	(18)
Earnings before income taxes and noncontrolling interest	328	288	645	603
Provision for income taxes	106	57	193	148
Net earnings	222	231	$452	$455
Net earnings attributable to noncontrolling interest, net of tax	18	15	31	39
Net earnings attributable to BorgWarner Inc.	$204	$216	$421	$416

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Six Months Ended June 30,
(in millions)	2023	2022
OPERATING
Net earnings	$452	$455
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	321	315
Intangible asset amortization	48	50
Restructuring expense, net of cash paid	12	36
Stock-based compensation expense	34	28
Gain on sale of business	(5)	(26)
Deferred income tax benefit	(60)	(26)
Unrealized loss on debt and equity securities	69	28
Other non-cash adjustments	—	(15)
Adjustments to reconcile net earnings to net cash provided by operating activities	871	845
Retirement plan contributions	(11)	(14)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(548)	(353)
Inventories	(162)	(194)
Prepayments and other current assets	(21)	5
Accounts payable and accrued expenses	78	50
Prepaid taxes and income taxes payable	19	(10)
Other assets and liabilities	42	3
Net cash provided by operating activities	$268	$332

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$62	$59
Income taxes, net of refunds	$256	$171

	Balance as of:
Non-cash investing transactions:	June 30, 2023	December 31, 2022
Period end accounts payable related to property, plant and equipment purchases	$149	$241

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

Charging Forward - Electrification Portfolio Strategy

In 2021, the Company announced its strategy to aggressively grow its eProducts over time through organic investments and technology-focused acquisitions. eProducts include all products utilized on electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in EVs.The Company believes it is well positioned for the industry’s anticipated migration to EVs.

In June 2023, the Company announced the next phase of its Charging Forward strategy which focuses on profitably growing eProducts across all of its segments for both BEVs and Hybrid vehicles while maximizing the value of its Foundational product portfolio. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. The Company’s 2027 expectations from the strategy include achieving over $10 billion in annual eProducts sales, delivering eProducts adjusted operating margin of approximately 7% and maintaining double-digit adjusted operating margins for its Foundational product portfolio. During the six months ended June 30, 2023, the Company’s eProducts revenue was approximately $925 million, or 11% of its total revenue.

On July 3, 2023, BorgWarner completed the previously announced spin-off (“Spin-Off”) of its Fuel Systems and Aftermarket segments in a transaction intended to qualify as tax free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of PHINIA, Inc. (“PHINIA”) to holders of record of common stock of the Company on a pro-rata basis. Each holder of record of common stock of the Company received one share of PHINIA common stock for every five shares of common stock of the Company held on June 23, 2023, the record date for the distribution (“Distribution Date”). In lieu of fractional shares of PHINIA, shareholders of the Company received cash. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange. The historical results of operations and the financial position of PHINIA are included in these condensed consolidated financial statements. Starting in the third quarter of 2023, the Company will no longer consolidate its Fuel Systems and Aftermarket segments, and results for those segments for all periods prior to the Spin-Off will be reflected as discontinued operations.

Acquisitions

Eldor Corporation’s Electric Hybrid Systems Business

On June 19, 2023, the Company announced that it had entered into a share purchase agreement to acquire the Electric Hybrid Systems business segment of Eldor Corporation (“Eldor”), which is headquartered in Italy. The purchase price due at closing is €75 million ($82 million), with up to €175 million ($191 million) in contingent payments that could be paid over the next 2 years. The acquisition is expected to complement the Company’s existing ePropulsion product portfolio by enhancing the Company’s engineering capabilities. The transaction is subject to satisfaction of customary closing conditions and is expected to close in the third quarter of 2023.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition complements the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥207 million ($30 million) of the base purchase price in the six months ended June 30, 2023. The remaining ¥61 million ($9 million) of base purchase price is payable in two installments with the last payment due before March 31, 2025. In addition, pursuant to the agreement, the Company could be obligated to remit up to ¥103 million ($15 million), in the form of contingent payments over approximately two years following the closing.

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

Santroll Automotive Components

On March 31, 2022, the Company acquired Santroll Automotive Components, a carve-out of Santroll Electric Auto’s eMotor business. The acquisition is expected to strengthen the Company’s vertical integration, scale and portfolio breadth in light vehicle eMotors while allowing for increased speed to market. The total final consideration was $192 million, including approximately ¥1.0 billion ($152 million) of base purchase price and ¥0.25 billion ($40 million) of originally estimated earn-out payments. The Company paid approximately ¥1.0 billion ($157 million) of base purchase price in the year ended December 31, 2022 and no longer expects to recapture a previously anticipated $5 million of post-closing adjustments, which has been recorded in other operating expense. Pursuant to the Equity Transfer Agreement for the acquisition, the obligation of the Company to remit up to ¥0.3 billion (approximately $47 million) of earn-out payments was contingent upon achievement of certain sales volume targets and certain estimated future volume targets associated with newly awarded business. During the three months ended June 30, 2023, the Company paid approximately ¥0.2 billion ($24 million) to settle the remaining earn-out liability and related adjustments.

Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Key Trends and Economic Factors

Commodities and Other Inflationary Impacts. Prices for commodities remain volatile, and since the beginning of 2021, the Company has experienced price increases for base metals (e.g., steel, aluminum and nickel), precious metals (e.g., palladium), and raw materials that are primarily used in batteries for electric vehicles (e.g., lithium and cobalt). In addition, most economies where the Company operates have experienced elevated levels of inflation more generally, which is driving an increase in other input costs. As a result, the Company has experienced, and is continuing to experience, higher costs.

Outlook

The Company expects global industry production to modestly increase year over year in 2023. The Company also expects net new business-related sales growth, due to the increased penetration of BorgWarner products and increasing eProduct revenue, to drive a sales increase in excess of the growth in its industry production outlook. Recoveries by the Company from its customers of material cost inflation arising from non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements are also expected to increase net sales year over year. As a result, the Company expects increased revenue in 2023, excluding the impact of foreign currencies.

The Company expects the earnings benefit of this revenue growth to be partially offset by a planned increase in eProduct-related Research & Development (“R&D”) expenditures during 2023. This planned R&D increase is to support growth in the Company’s eProducts and is primarily related to supporting the launch of awarded programs.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

The following table presents a summary of our operating results:

	Three Months Ended June 30,
(in millions, except per share data)	2023		2022
Net sales		% of net sales		% of net sales
Air Management	$2,027	44.8%	$1,724	45.9%
Drivetrain & Battery Systems	1,118	24.7	896	23.8
Fuel Systems	605	13.4	516	13.7
ePropulsion	567	12.5	432	11.5
Aftermarket	339	7.5	326	8.7
Inter-segment eliminations	(136)	(3.0)	(135)	(3.6)
Total net sales	4,520	100.0	3,759	100.0
Cost of sales	3,652	80.8	3,047	81.1
Gross profit	868	19.2	712	18.9
Selling, general and administrative expenses - R&D, net	208	4.6	207	5.5
Selling, general and administrative expenses - Other	214	4.7	187	5.0
Restructuring expense	12	0.3	27	0.7
Other operating expense, net	51	1.1	19	0.5
Operating income	383	8.5	272	7.2
Equity in affiliates’ earnings, net of tax	(14)	(0.3)	(11)	(0.3)
Unrealized loss (gain) on debt and equity securities	54	1.2	(11)	(0.3)
Interest expense, net	12	0.3	15	0.4
Other postretirement expense (income)	3	0.1	(9)	(0.2)
Earnings before income taxes and noncontrolling interest	328	7.3	288	7.7
Provision for income taxes	106	2.3	57	1.5
Net earnings	222	4.9	231	6.1
Net earnings attributable to noncontrolling interest, net of tax	18	0.4	15	0.4
Net earnings attributable to BorgWarner Inc.	$204	4.5%	$216	5.7%
Earnings per share — diluted	$0.87		$0.91

Net sales
Net sales for the three months ended June 30, 2023 totaled $4,520 million, an increase of $761 million, or 20%, compared to the three months ended June 30, 2022. The change in net sales for the three months ended June 30, 2023 was primarily driven by the following:

•Favorable volume, mix and net new business increased sales approximately $680 million, or 18%. This increase was primarily driven by higher weighted average market production as estimated by the Company, which was up approximately 15% from the three months ended June 30, 2022. The remaining portion of this increase primarily reflects sales growth above market production, which the Company believes reflects higher demand for its products. Weighted average market production reflects light and commercial vehicle production as reported by IHS weighted for the Company’s geographic exposure, as estimated by the Company.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $36 million primarily due to the weakening of the Chinese Renminbi and Korean Won, partially offset by the strengthening of the Euro relative to the U.S. Dollar.

•Recoveries from the Company’s customers of material cost inflation arising from non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements increased net sales by approximately $99 million.
•Acquisitions contributed $18 million in additional sales during the three months ended June 30, 2023.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $3,652 million and 80.8%, respectively, during the three months ended June 30, 2023, compared to $3,047 million and 81.1%, respectively, during the three months ended June 30, 2022. The change in cost of sales for the three months ended June 30, 2023 was primarily driven by the following:

•Higher sales volume, mix and net new business increased cost of sales by approximately $521 million.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $24 million primarily due to the weakening of the Chinese Renminbi and Korean Won, partially offset by the strengthening of the Euro relative to the U.S. Dollar.
•Cost of sales was also impacted by material cost inflation of approximately $92 million arising from non-contractual commercial negotiations and normal contractual supplier commodity pass-through arrangements with the Company’s suppliers.

Gross profit and gross margin were $868 million and 19.2%, respectively, during the three months ended June 30, 2023, compared to $712 million and 18.9%, respectively, during the three months ended June 30, 2022. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended June 30, 2023 was $422 million as compared to $394 million for the three months ended June 30, 2022. SG&A as a percentage of net sales was 9.3% and 10.5% for the three months ended June 30, 2023 and 2022, respectively. The change in SG&A was primarily attributable to:

•Research and Development (“R&D”) costs remained relatively flat. R&D costs, net of customer reimbursements, were 4.6% of net sales for the three months ended June 30, 2023, compared to 5.5% of net sales for the three months ended June 30, 2022. The Company will continue to invest in R&D programs, which are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is in the range of 5.0% to 5.5% of net sales.
•Increased employee-related costs of $22 million, primarily related to incentive compensation.
•Increased administrative expenses of $3 million, primarily related to professional fees.

Restructuring expense was $12 million and $27 million for the three months ended June 30, 2023 and 2022, respectively, primarily related to employee termination benefits. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs in its Foundational product businesses. During the three months ended June 30, 2023, the Company recorded $9 million of restructuring costs related to this plan.

Other operating expense, net was expense of $51 million and income of $19 million for the three months ended June 30, 2023 and 2022, respectively.

During the three months ended June 30, 2023, the Company recorded merger, acquisition and divestiture expense, net of $56 million primarily related to professional fees associated with the Spin-Off. During the three months ended June 30, 2022, the Company recorded merger, acquisition and divestiture expense, net of $9 million primarily related to professional fees associated with specific acquisition and disposition initiatives.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $14 million and $11 million for the three months ended June 30, 2023 and 2022, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized loss (gain) on debt and equity securities was a loss of $54 million and a gain of $11 million for the three months ended June 30, 2023 and 2022, respectively. This line item reflects the net unrealized gains or losses recognized due to valuing the Company’s investments at fair value. The amount recorded during the three months ended June 30, 2023 is primarily related to an unrealized loss recognized on debt securities. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Interest expense, net was $12 million and $15 million for the three months ended June 30, 2023 and 2022, respectively. This decrease was primarily due to higher interest rates on cash and cash equivalents balances and interest income on debt securities.

Provision for income taxes was $106 million for the three months ended June 30, 2023, resulting in an effective rate of 32%. This is compared to $57 million, an effective rate of 20%, for the three months ended June 30, 2022. During the three months ended June 30, 2023, a discrete tax expense of approximately $20 million was recorded in relation to the Spin-Off and a discrete tax benefit of $11 million was recorded relating to various immaterial tax adjustments. During the three months ended June 30, 2022, a discrete tax benefit of $8 million was recorded relating to various immaterial tax adjustments.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

The following table presents a summary of our operating results:

	Six Months Ended June 30,
(in millions, except per share data)	2023		2022
Net sales		% of net sales		% of net sales
Air Management	$4,006	46.0%	$3,492	45.7%
Drivetrain & Battery Systems	2,073	23.8	1,791	23.5
Fuel Systems	1,173	13.5	1,107	14.5
ePropulsion	1,054	12.1	872	11.4
Aftermarket	669	7.7	633	8.3
Inter-segment eliminations	(275)	(3.2)	(262)	(3.4)
Total net sales	8,700	100.0	7,633	100.0
Cost of sales	7,082	81.4	6,171	80.8
Gross profit	1,618	18.6	1,462	19.2
Selling, general and administrative expenses - R&D, net	401	4.6	398	5.2
Selling, general and administrative expenses - Other	405	4.7	384	5.0
Restructuring expense	19	0.2	42	0.6
Other operating expense, net	70	0.8	14	0.2
Operating income	723	8.3	624	8.2
Equity in affiliates’ earnings, net of tax	(18)	(0.2)	(19)	(0.2)
Unrealized loss on debt and equity securities	69	0.8	28	0.4
Interest expense, net	22	0.3	30	0.4
Other postretirement expense (income)	5	0.1	(18)	(0.2)
Earnings before income taxes and noncontrolling interest	645	7.4	603	7.9
Provision for income taxes	193	2.2	148	1.9
Net earnings	452	5.2	455	6.0
Net earnings attributable to noncontrolling interest, net of tax	31	0.4	39	0.5
Net earnings attributable to BorgWarner Inc.	$421	4.8%	$416	5.5%
Earnings per share — diluted	$1.80		$1.74

Net sales
Net sales for the six months ended June 30, 2023 totaled $8,700 million, an increase of $1,067 million, or 14%, compared to the six months ended June 30, 2022. The change in net sales for the six months ended June 30, 2023 was primarily driven by the following:

•Favorable volume, mix and net new business increased sales approximately $1,078 million, or 14%. This increase was primarily driven by higher weighted average market production as estimated by the Company, which was up approximately 13% from the six months ended June 30, 2022. The remaining portion of this increase primarily reflects sales growth above market production, which the Company believes reflects higher demand for its products. Weighted average market production reflects light and commercial vehicle production as reported by IHS weighted for the Company’s geographic exposure, as estimated by the Company.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $198 million primarily due to the weakening of the Chinese Renminbi, Euro and Korean Won relative to the U.S. Dollar.
•Recoveries from the Company’s customers of material cost inflation arising from non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements increased net sales by approximately $147 million.

•Acquisitions contributed $40 million in additional sales during the six months ended June 30, 2023.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $7,082 million and 81.4%, respectively, during the six months ended June 30, 2023, compared to $6,171 million and 80.8%, respectively, during the six months ended June 30, 2022. The change in cost of sales for the six months ended June 30, 2023 was primarily driven by the following:

•Higher sales volume, mix and net new business increased cost of sales by approximately $850 million.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $153 million primarily due to the weakening of the Chinese Renminbi, Euro and Korean Won relative to the U.S. Dollar.
•Cost of sales was also impacted by material cost inflation of approximately $168 million arising from non-contractual commercial negotiations and normal contractual supplier commodity pass-through arrangements with the Company’s suppliers.

Gross profit and gross margin were $1,618 million and 18.6%, respectively, during the six months ended June 30, 2023, compared to $1,462 million and 19.2%, respectively, during the six months ended June 30, 2022. The decrease in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the six months ended June 30, 2023 was $806 million as compared to $782 million for the six months ended June 30, 2022. SG&A as a percentage of net sales was 9.3% and 10.2% for the six months ended June 30, 2023 and 2022, respectively. The change in SG&A was primarily attributable to:

•Research and Development (“R&D”) costs remained relatively flat. R&D costs, net of customer reimbursements, were 4.6% of net sales for the six months ended June 30, 2023, compared to 5.2% of net sales for the six months ended June 30, 2022.
•Increased employee-related costs of $29 million, primarily related to incentive compensation.

Restructuring expense was $19 million and $42 million for the six months ended June 30, 2023 and 2022, respectively, primarily related to employee termination benefits. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs in its Foundational product businesses. During the six months ended June 30, 2023 the Company recorded $12 million of restructuring costs related to this plan.

Other operating expense, net was $70 million and $14 million for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023, the Company recorded merger, acquisition and divestiture expense, net of $83 million primarily related to professional fees associated with the Spin-Off. During the six months ended June 30, 2022, the Company recorded merger, acquisition and divestiture expense, net of $32 million primarily related to professional fees associated with specific acquisition and disposition initiatives.

During the six months ended June 30, 2022, the Company recorded a pre-tax gain of $24 million in connection with the sale of its interest in BorgWarner Romeo Power LLC, in which the Company owned a 60% interest.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $18 million and $19 million for the six months ended June 30, 2023 and 2022, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized loss on debt and equity securities was $69 million and $28 million for the six months ended June 30, 2023 and 2022, respectively. This line item reflects the net unrealized gains or losses recognized due to valuing the Company’s investments at fair value. The amount recorded during the six months ended June 30, 2023 is primarily related to an unrealized loss recognized on debt securities. During the six months ended June 30, 2022, the Company recorded a loss and sold all of its remaining investment in Romeo Power, Inc. Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Interest expense, net was $22 million and $30 million for the six months ended June 30, 2023 and 2022, respectively. This decrease was primarily due to interest income on debt securities and higher interest rates on cash and cash equivalents balances.

Provision for income taxes was $193 million for the six months ended June 30, 2023, resulting in an effective rate of 30%. This is compared to $148 million, an effective rate of 25%, for the six months ended June 30, 2022. During the six months ended June 30, 2023, a discrete tax expense of approximately $20 million was recorded in relation to the Spin-Off, a discrete tax benefit of approximately $14 million was recorded related to the resolution of tax audits, a $10 million discrete tax expense was recorded for the impact of enacted tax law changes and a discrete tax benefit of $10 million was recorded related to various immaterial tax adjustments. During the six months ended June 30, 2022, a discrete tax benefit of $8 million was recorded relating to various immaterial tax adjustments.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $0.87 and $0.91 for the three months ended June 30, 2023 and 2022, respectively, and $1.80 and $1.74 for the six months ended June 30, 2023 and 2022, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-comparable items:	2023	2022	2023	2022
Merger, acquisition and divestiture expense, net	$(0.24)	$(0.04)	$(0.35)	$(0.13)
Restructuring expense	(0.04)	(0.11)	(0.06)	(0.17)
Service and lease agreement termination	(0.03)	—	(0.03)	—
Gain on sale of business	0.02	—	0.02	0.08
Gain on sale of asset	0.02	—	0.02	—
Other non-comparable items	—	(0.05)	0.01	(0.05)
Unrealized (loss) gain on debt and equity securities	(0.18)	0.03	(0.23)	(0.11)
Tax adjustments	(0.03)	0.03	(0.02)	0.03
Total impact of non-comparable items per share - diluted	$(0.48)	$(0.14)	$(0.64)	$(0.35)

Results by Reportable Segment

The Company’s business is aggregated into five reportable segments: Air Management, Drivetrain & Battery Systems, Fuel Systems, ePropulsion and Aftermarket. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

In the first quarter of 2023, the Company elected to disaggregate the former e-Propulsion & Drivetrain reportable segment into two separate reportable segments of Drivetrain & Battery Systems and ePropulsion. The Drivetrain & Battery Systems segment’s technologies include battery management systems and control modules, software, friction and mechanical products for automatic transmissions and torque-management products. The ePropulsion segment primarily includes rotating electrical components, power electronics, inverters and electric motors.

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

The reportable segment disclosures have been updated accordingly, including recasting prior period information for the new reporting structures.

Segment Adjusted Operating Income (Loss) is the measure of segment income or loss used by the Company. Segment Adjusted Operating Income (Loss) is comprised of operating income adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment Adjusted Operating Income (Loss) is most reflective of the operational profitability or loss of our reportable segments. Segment Adjusted Operating Margin is the Segment Adjusted Operating Income (Loss) divided by net sales of the reportable segment.

The following tables presents net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Air Management	$2,027	$307	15.1%	$1,724	$244	14.2%
Drivetrain & Battery Systems	1,118	140	12.5%	896	113	12.6%
Fuel Systems	605	57	9.4%	516	44	8.5%
ePropulsion	567	(19)	(3.4)%	432	(42)	(9.7)%
Aftermarket	339	52	15.3%	326	51	15.6%
Inter-segment eliminations	(136)	—		(135)	—
Totals	$4,520	$537		$3,759	$410

The Air Management segment’s net sales increased $303 million, or 18%, and Segment Adjusted Operating Income increased $63 million from the three months ended June 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $8 million primarily due to the weakening of the Chinese Renminbi and Korean Won, partially offset by the strengthening of the Euro relative to the U.S. Dollar. Acquisitions contributed $13 million in additional sales during the three months ended June 30, 2023. The increase excluding these items was primarily due to approximately $283 million of volume, mix and net new business driven by increased demand for the Company’s products, higher weighted average market production compared to the prior year and approximately $30 million from non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was 15.1% for the three months ended June 30, 2023, compared to 14.2% during the three months ended June 30, 2022. The Segment Adjusted Operating Margin increase was primarily due to higher revenue, partially offset by net inflationary impacts on costs.

The Drivetrain & Battery Systems segment’s net sales increased $222 million, or 25%, and Segment Adjusted Operating Income increased $27 million from the three months ended June 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $11 million primarily due to the weakening of the Chinese Renminbi, partially offset by the strengthening of the Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $210 million of volume, mix and net new business driven by increased demand for the Company’s battery systems, higher weighted average market production compared to the prior year and approximately $24 million from non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was 12.5% for the three months ended June 30, 2023, compared to 12.6% during the three months ended June 30, 2022. The Segment Adjusted Operating Margin decrease was primarily due to product mix and launch-related costs for battery systems.

The Fuel Systems segment’s net sales increased $89 million, or 17%, and Segment Adjusted Operating Income increased $13 million from the three months ended June 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $4 million primarily due to the weakening of the Chinese Renminbi, partially offset by the strengthening of the Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $72 million of volume, mix and net new business driven by increased demand for the Company’s products, higher weighted average market production compared to the prior year and approximately $19 million from non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was 9.4% for the three months ended June 30, 2023, compared to 8.5% during the three months ended June 30, 2022. The Segment Adjusted Operating Margin increase was primarily due to higher revenue and the benefit of customer pricing actions, net of inflation and other supplier-related costs.

The ePropulsion segment’s net sales increased $135 million, or 31%, and Segment Adjusted Operating Loss decreased $23 million from the three months ended June 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $14 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar. Acquisitions contributed $5 million in additional sales during the three months ended June 30, 2023. The increase excluding these items was primarily due to approximately $125 million of volume, mix and net new business driven by increased demand for the Company’s products, higher weighted average market production compared to the prior year and approximately $25 million from non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was (3.4)% for the three months ended June 30, 2023, compared to (9.7)% during the three months ended June 30, 2022. The Segment Adjusted Operating Loss is primarily due to investments in R&D for eProducts. The Segment Adjusted Operating Margin increase was due to higher revenue related to eProducts growth and the benefit of customer pricing actions.

The Aftermarket segment’s net sales increased $13 million, or 4%, and Segment Adjusted Operating Income increased $1 million from the three months ended June 30, 2022. Foreign currencies resulted in a year-over-year increase in sales of approximately $1 million primarily due to the strengthening of the Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $4 million of volume, mix and net new business driven by increased demand for the Company’s products and approximately $8 million of pricing. Segment Adjusted Operating Margin was 15.3% for the three months ended June 30, 2023, compared to 15.6% during the three months ended June 30, 2022. The Segment Adjusted Operating Margin decrease was primarily due to product mix.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Air Management	$4,006	$592	14.8%	$3,492	$495	14.2%
Drivetrain & Battery Systems	2,073	250	12.1%	1,791	226	12.6%
Fuel Systems	1,173	105	9.0%	1,107	110	9.9%
ePropulsion	1,054	(53)	(5.0)%	872	(59)	(6.8)%
Aftermarket	669	97	14.5%	633	90	14.2%
Inter-segment eliminations	(275)	—		(262)	—
Totals	$8,700	$991		$7,633	$862

The Air Management segment’s net sales increased $514 million, or 15%, and Segment Adjusted Operating Income increased $97 million from the six months ended June 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $89 million primarily due to the weakening of the Chinese Renminbi, Euro and Korean Won relative to the U.S. Dollar. Acquisitions contributed $15 million in additional sales during the six months ended June 30, 2023. The increase excluding these items was primarily due to approximately $538 million of volume, mix and net new business driven by increased demand for the Company’s products, higher weighted average market production compared to the prior year and approximately $60 million from non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was 14.8% for the six months ended June 30, 2023, compared to 14.2% during the six months ended June 30, 2022. The Segment Adjusted Operating Margin increase was primarily due to higher revenue and reduced R&D investments, partially offset by inflationary impacts on costs.

The Drivetrain & Battery Systems segment’s net sales increased $282 million, or 16%, and Segment Adjusted Operating Income increased $24 million from the six months ended June 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $43 million primarily due to the weakening of the Chinese Renminbi, Korean Won and Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $299 million of volume, mix and net new business driven by increased demand for the Company’s battery systems, higher weighted average market production compared to the prior year and approximately $26 million from non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was 12.1% for the six months ended June 30, 2023, compared to 12.6% during the six months ended June 30, 2022. The Segment Adjusted Operating Margin decrease was primarily due to product mix and increased investments in R&D for battery systems.

The Fuel Systems segment’s net sales increased $66 million, or 6%, and Segment Adjusted Operating Income decreased $5 million from the six months ended June 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $28 million primarily due to the weakening of the Chinese Renminbi and British Pound relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $77 million of volume, mix and net new business driven by increased demand for the Company’s products, higher weighted average market production compared to the prior year and approximately $21 million from non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was 9.0% for the six months ended June 30, 2023, compared to 9.9% during the six months ended June 30, 2022. The Segment Adjusted Operating Margin decrease was primarily due to product mix and higher supplier and employee-related costs.

The ePropulsion segment’s net sales increased $182 million, or 21%, and Segment Adjusted Operating Loss decreased $6 million from the six months ended June 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $33 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar. Acquisitions contributed $25 million in additional sales during the six months ended June 30, 2023. The increase excluding these items was primarily due to approximately $148 million of volume, mix and net new business driven by increased demand for the Company’s products, higher weighted average market production compared to the prior year and approximately $37 million from non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was (5.0)% for the six months ended June 30, 2023, compared to (6.8)% during the six months ended June 30, 2022. The Segment Adjusted Operating Loss is primarily due to investments in R&D for eProducts. The Segment Adjusted Operating Margin increase was due to higher revenue related to eProducts growth.

The Aftermarket segment’s net sales increased $36 million, or 6%, and Segment Adjusted Operating Income increased $7 million from the six months ended June 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $5 million primarily due to the weakening of the Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $30 million of volume, mix and net new business driven by increased demand for the Company’s products and approximately $13 million of pricing. Segment Adjusted Operating Margin was 14.5% for the six months ended June 30, 2023, compared to 14.2% during the six months ended June 30, 2022. The Segment Adjusted Operating Margin increase was primarily due to increased pricing and higher volumes.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of June 30, 2023, the Company had liquidity of $2,848 million, comprised of cash and cash equivalent balances of $848 million and an undrawn revolving credit facility of $2,000 million. The Company was in full compliance with its covenants under the revolving credit facility and had full access to its undrawn revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of June 30, 2023, cash balances of $758 million were held by the Company’s subsidiaries outside the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility that includes a feature allowing the Company the ability to increase the facility by $1.0 billion with bank group approval. This facility matures in March 2025. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at June 30, 2023. At June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2023 and December 31, 2022.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2.0 billion.

In addition to the revolving credit facility, the Company’s universal shelf registration statement filed with the U.S. Securities and Exchange Commission provides the Company the ability to issue various debt and equity securities subject to market conditions.

On February 8, 2023 and April 26, 2023, the Company’s Board of Directors declared quarterly cash dividends of $0.17 per share of common stock, respectively. The dividends declared in the first quarter and second quarter were paid on March 15, 2023 and June 15, 2023, respectively. On July 26, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per share of common stock, payable on September 15, 2023. The Company’s revised quarterly cash dividend reflects the impact of the Spin-Off.

From a credit quality perspective, the Company has a credit rating of BBB+ from Fitch Ratings, BBB from Standard & Poor's and Baa1 from Moody's. The current outlook from each of Fitch, Standard & Poor’s and Moody’s is stable. None of the Company's debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Six Months Ended June 30,
(in millions)	2023	2022
OPERATING
Net earnings	$452	$455
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	321	315
Intangible asset amortization	48	50
Restructuring expense, net of cash paid	12	36
Stock-based compensation expense	34	28
Gain on sale of business	(5)	(26)
Deferred income tax benefit	(60)	(26)
Unrealized loss on debt and equity securities	69	28
Other non-cash adjustments	—	(15)
Adjustments to reconcile net earnings to net cash provided by operating activities	871	845
Retirement plan contributions	(11)	(14)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(548)	(353)
Inventories	(162)	(194)
Accounts payable and accrued expenses	78	50
Other assets and liabilities	40	(2)
Net cash provided by operating activities	$268	$332

Net cash provided by operating activities was $268 million for the six months ended June 30, 2023 compared to net cash provided by operating activities of $332 million for the six months ended June 30, 2022. The decrease for the six months ended June 30, 2023 compared with the six months ended June 30, 2022 was primarily due to increased working capital investments.

Investing Activities

	Six Months Ended June 30,
(in millions)	2023	2022
INVESTING
Capital expenditures, including tooling outlays	$(520)	$(331)
Payments for businesses acquired, net of cash acquired	(30)	(157)
Proceeds from settlement of net investment hedges, net	13	28
(Payments) proceeds from investments in debt and equity securities, net	(1)	30
Proceeds from the sale of business, net	—	25
Proceeds from asset disposals and other, net	16	17
Net cash used in investing activities	$(522)	$(388)

Net cash used in investing activities was $522 million during the first six months of 2023 compared to $388 million during the first six months of 2022. In the first quarter of 2023, the Company acquired the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric. As a percentage of sales, capital expenditures were 6.0% and 4.3% for the six months ended June 30, 2023 and 2022, respectively. The increase in capital expenditures was to support the planned growth of eProducts.

Financing Activities

	Six Months Ended June 30,
(in millions)	2023	2022
FINANCING
Net increase in notes payable	$3	$—
Additions to debt	2	2
Repayments of debt, including current portion	(6)	(6)
Payments for purchase of treasury stock	—	(140)
Payments for stock-based compensation items	(25)	(17)
Payments for contingent consideration	(23)	—
Purchase of noncontrolling interest	(15)	(59)
Dividends paid to BorgWarner stockholders	(79)	(82)
Dividends paid to noncontrolling stockholders	(64)	(46)
Net cash used in financing activities	$(207)	$(348)

Net cash used in financing activities was $207 million during the first six months of 2023 compared to $348 million during the first six months of 2022. Net cash used in financing activities during the first six months of 2023 was primarily related to the $79 million in dividends paid to the Company’s stockholders, $64 million in dividends paid to noncontrolling stockholders of the Company’s consolidated joint ventures and $23 million in contingent consideration payments. Additionally, during the three months ended June 30, 2023, the Company used $15 million to purchase the noncontrolling interest of a joint venture in Korea.

CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s management does not believe that adverse outcomes in any of these commercial and legal claims, actions and complaints are reasonably likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 21 and 26 such sites as of June 30, 2023 and December 31, 2022, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Korean Won, Mexican Peso, Polish Zloty, Singapore Dollar, Thailand Baht and Turkish Lira. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of June 30, 2023 and December 31, 2022, the Company recorded a deferred gain of $143 million and $196 million, respectively, both before taxes, for designated net investment hedges within accumulated other comprehensive income (loss).

The significant foreign currency translation adjustments during the three and six months ended June 30, 2023 and 2022 are shown in the following tables, which provide the percentage change in U.S. dollar against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Brazilian real	6%	$14	10%	$24
Euro	1%	$13	2%	$35
British pound	3%	$11	5%	$17
Korean won	(1)%	$(7)	(4)%	$(19)
Chinese renminbi	(5)%	$(131)	(5)%	$(122)

(in millions, except for percentages)	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Chinese renminbi	(5)%	$(138)	(5)%	$(132)
Euro	(5)%	$(44)	(8)%	$(74)
Korean won	(6)%	$(44)	(8)%	$(54)
British pound	(7)%	$(26)	(10)%	$(37)

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

Item 1A. Risk Factors

During the six months ended June 30, 2023, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2020, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaced the previous share repurchase program. This share repurchase authorization does not expire. As of June 30, 2023, the Company has repurchased $456 million of common stock under this repurchase program. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include restricted stock withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted stock. The BorgWarner Inc. 2018 Stock Incentive Plan and 2023 Stock Incentive Plan provide that the withholding obligations be settled by the Company retaining stock that is part of the award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued for general corporate purposes.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended June 30, 2023:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
April 1, 2023 - April 30, 2023
Common Stock Repurchase Program	—	$—	—	$544
Employee transactions	237	$48.13	—
May 1, 2023 - May 31, 2023
Common Stock Repurchase Program	—	$—	—	$544
Employee transactions	632	$47.81	—
June 1, 2023 - June 30, 2023
Common Stock Repurchase Program	—	$—	—	$544
Employee transactions	732	$46.75	—

Item 5. Other Information

During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 2.1
Separation and Distribution Agreement, dated July 2, 2023, by and between the Company and PHINIA (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

Exhibit 10.1	Transition Services Agreement, dated July 2, 2023, by and between the Company and PHINIA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

Exhibit 10.2	Tax Matters Agreement, dated July 2, 2023, by and between the Company and PHINIA (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

Exhibit 10.3	Employee Matters Agreement, dated July 2, 2023, by and between the Company and PHINIA (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

Exhibit 10.4
Intellectual Property Cross-License Agreement, dated July 2, 2023, by and between the Company and PHINIA (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 7, 2023).

Exhibit 10.5	Form of BorgWarner Inc. 2023 Stock Incentive Plan Restricted Stock Agreement for Employees.*

Exhibit 10.6	Form of BorgWarner Inc. 2023 Stock Incentive Plan Stock Units Award Agreement for Non-U.S. Employees.*

Exhibit 10.7	Form of BorgWarner Inc. 2023 Stock Incentive Plan Performance Stock Units Award Agreement.*

Exhibit 10.8	Form of BorgWarner Inc. 2023 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

Date: August 2, 2023