Form 10-Q
period 2023-09-30
BORGWARNER INC
filed 2023-11-02
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 27, 2023, the registrant had 235,055,429 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (this “Form 10-Q” or “report”) (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may constitute forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “guidance,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”), are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Forward-looking statements are not guarantees of performance, and the Company’s actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include supply disruptions impacting us or our customers, such as the current shortage of semiconductor chips that has impacted original equipment manufacturer (“OEM”) customers and their suppliers, including us; commodity availability and pricing, and an inability to achieve expected levels of recoverability in commercial negotiations with customers concerning these costs; competitive challenges from existing and new competitors including OEM customers; the challenges associated with rapidly changing technologies, particularly as they relate to electric vehicles, and our ability to innovate in response; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; potential disruptions in the global economy caused by Russia’s invasion of Ukraine; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis; the possibility that our recently-completed tax-free spin-off of our former Fuel Systems and Aftermarket segments into a separate publicly traded company will not achieve its intended benefits; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; our dependence on automotive and truck production and is highly cyclical and subject to disruptions; our reliance on major OEM customers; the extent, duration, and impact of the current and any future strikes involving some of our OEM customers and any actions such OEM customers take in response; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims, or governmental investigations, including related litigation; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and the other risks, noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in our most recently-filed Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$949	$1,083
Receivables, net	3,351	2,471
Inventories, net	1,328	1,217
Prepayments and other current assets	272	230
Current assets of discontinued operations	—	1,616
Total current assets	5,900	6,617

Property, plant and equipment, net	3,569	3,426
Investments and long-term receivables	624	819
Goodwill	2,936	2,978
Other intangible assets, net	557	619
Other non-current assets	518	489
Non-current assets of discontinued operations	—	2,046
Total assets	$14,104	$16,994

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$63	$60
Accounts payable	2,396	2,146
Other current liabilities	1,114	1,084
Current liabilities of discontinued operations	—	946
Total current liabilities	3,573	4,236

Long-term debt	3,665	4,140
Retirement-related liabilities	129	129
Other non-current liabilities	730	686
Non-current liabilities of discontinued operations	—	295
Total liabilities	8,097	9,486

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,680	2,675
Retained earnings	6,010	7,454
Accumulated other comprehensive loss	(915)	(876)
Common stock held in treasury, at cost	(2,010)	(2,032)
Total BorgWarner Inc. stockholders’ equity	5,768	7,224
Noncontrolling interest	239	284
Total equity	6,007	7,508
Total liabilities and equity	$14,104	$16,994

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net sales	$3,622	$3,226	$10,676	$9,318
Cost of sales	2,970	2,619	8,767	7,588
Gross profit	652	607	1,909	1,730

Selling, general and administrative expenses	330	325	963	951
Restructuring expense	56	5	68	42
Other operating (income) expense, net	(6)	12	(1)	(7)
Operating income	272	265	879	744

Equity in affiliates’ earnings, net of tax	(10)	(5)	(23)	(21)
Realized and unrealized loss (gain) on debt and equity securities	60	(1)	129	27
Interest (income) expense, net	(19)	12	3	41
Other postretirement expense (income)	3	(1)	8	(2)
Earnings from continuing operations before income taxes and noncontrolling interest	238	260	762	699

Provision for income taxes	133	68	230	177
Net earnings from continuing operations	105	192	532	522
Net (loss) earnings from discontinued operations	(37)	100	(12)	225
Net earnings	68	292	520	747
Net earnings from continuing operations attributable to noncontrolling interest, net of tax	18	19	49	58
Net earnings from discontinued operations attributable to noncontrolling interest, net of tax	—	—	—	—
Net earnings attributable to BorgWarner Inc.	$50	$273	$471	$689

Amounts attributable to BorgWarner Inc.:
Net earnings from continuing operations	$87	$173	$483	$464
Net (loss) earnings from discontinued operations	(37)	100	(12)	225
Net earnings attributable to BorgWarner Inc.	$50	$273	$471	$689

Earnings per share from continuing operations — basic	$0.37	$0.74	2.07	$1.96
Earnings per share from discontinued operations — basic	(0.16)	0.43	(0.05)	0.95
Earnings per share attributable to BorgWarner Inc. — basic	$0.21	$1.17	$2.02	$2.91

Earnings per share from continuing operations — diluted	$0.37	$0.73	$2.06	$1.95
Earnings per share from discontinued operations — diluted	(0.16)	0.42	(0.05)	0.95
Earnings per share attributable to BorgWarner Inc. — diluted	$0.21	$1.15	$2.01	$2.90

Weighted average shares outstanding:
Basic	233.4	234.3	233.2	236.5
Diluted	235.3	235.6	234.6	237.5

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net earnings attributable to BorgWarner Inc.	$50	$273	$471	$689

Other comprehensive loss
Foreign currency translation adjustments*	(16)	(274)	(72)	(554)
Hedge instruments*	(12)	8	26	13
Defined benefit postretirement plans*	11	4	7	14
Total other comprehensive loss attributable to BorgWarner Inc.	(17)	(262)	(39)	(527)

Comprehensive income attributable to BorgWarner Inc.*	33	11	432	162

Net income attributable to noncontrolling interest, net of tax	18	19	49	58
Other comprehensive loss attributable to noncontrolling interest*	(4)	(24)	(18)	(42)
Comprehensive income	$47	$6	$463	$178
____________________________________
*    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2023	2022
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net cash provided by operating activities of continuing operations (see Note 23)	$510	$552
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	(624)	(427)
Payments for businesses acquired, net of cash acquired	(31)	(288)
Proceeds from settlement of net investment hedges, net	25	40
Proceeds from investments in debt and equity securities, net	63	27
Proceeds from the sale of business, net	—	25
Proceeds from asset disposals and other, net	29	16
Net cash used in investing activities from continuing operations	(538)	(607)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net increase in notes payable	3	—
Additions to debt	4	2
Payments for debt issuance costs	(3)	—
Repayments of debt, including current portion	(444)	(9)
Payments for purchase of treasury stock	—	(240)
Payments for stock-based compensation items	(25)	(18)
Payments for contingent consideration	(23)	—
Purchase of noncontrolling interest	(15)	(56)
Net distribution from PHINIA	401	—
Dividends paid to BorgWarner stockholders	(105)	(121)
Dividends paid to noncontrolling stockholders	(71)	(48)
Net cash used in financing activities from continuing operations	(278)	(490)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities of discontinued operations	(66)	127
Investing activities of discontinued operations	(86)	(79)
Financing activities of discontinued operations	84	(3)
Net cash (used in) provided by discontinued operations	(68)	45
Effect of exchange rate changes on cash	(15)	(103)
Net decrease in cash, cash equivalents and restricted cash	(389)	(603)
Cash, cash equivalents and restricted cash at beginning of year	1,338	1,844
Cash, cash equivalents and restricted cash at end of period	$949	$1,241
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	$—	$172
Cash, cash equivalents and restricted cash of continuing operations at end of period	$949	$1,069

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet as of December 31, 2022 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The historical results of operations and the financial position of PHINIA for periods prior to the Spin-Off are presented as discontinued operations in these Condensed Consolidated Financial Statements. Refer to Note 24, “Discontinued Operations,” to the Condensed Consolidated Financial Statements for more information.

In connection with the Spin-Off, the Company entered into several agreements with PHINIA on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with PHINIA after the Spin-Off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, an intellectual property cross-license agreement and a transition services agreement through which the Company and PHINIA will continue to provide certain services to each other following the Spin-Off.

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” It requires entities to apply ASC Topic 606, “Revenue from Contracts with Customers,” to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. This guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company adopted this guidance prospectively as of January 1, 2023, and there was no impact in the Condensed Consolidated Financial Statements.

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

Eldor Corporation’s Electric Hybrid Systems Business

On June 19, 2023, the Company announced that it had entered into a share purchase agreement to acquire the Electric Hybrid Systems business segment of Eldor Corporation (“Eldor”), which is headquartered in Italy. The purchase price due at closing is €75 million ($79 million), with up to €175 million ($185 million) in contingent payments that could be paid over the two years following closing. The Company expects the acquisition to complement its existing ePropulsion product portfolio by enhancing the Company’s engineering capabilities in power electronics. The transaction is subject to satisfaction of customary closing conditions and is expected to close in the fourth quarter of 2023.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition complements the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of base purchase price in the nine months ended September 30, 2023. Of the remaining ¥51 million ($8 million) of base purchase price, ¥31 million ($5 million) is payable by April 30, 2024 and is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2023. The remaining ¥20 million ($3 million) of base purchase price is payable before April 30, 2025 and is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2023. Pursuant to the agreement, the Company’s obligation to remit up to ¥103 million ($15 million) of earn-out payments is contingent upon the achievement of certain revenue and pre-tax profit margin targets in 2023 and 2024 as well as the retention of key employees during the same time period. As of September 30, 2023, the Company’s estimate of the earn-out payments was approximately ¥20 million ($3 million), of which half is recorded in Other current liabilities and half is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The purchase price was allocated on a provisional basis as of March 1, 2023, and all assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. The Company subsequently finalized its valuation of the assets and liabilities of the SSE acquisition during the third quarter of 2023, and the estimated fair values of assets acquired and liabilities assumed amounted to total assets of $50 million, including goodwill and intangibles of $5 million, and total liabilities of $8 million. These final amounts were not materially different than the estimated values recorded on March 1, 2023.

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $2 million was recorded within the Company’s Air Management segment. The goodwill consists of the Company’s expected future economic benefits that will be realized from expanding the Company’s electric vehicle portfolio as electric vehicle production continues to increase. The goodwill is not deductible for tax purposes in China.

In connection with the acquisition, the Company recorded $3 million for intangible assets, primarily for customer relationships and developed technology. Identifiable intangible assets were valued using the income approach

The following table summarizes the other intangible assets acquired:

(in millions)	Estimated Life	Estimated Fair Value
Developed technology	5 years	$2
Customer relationships	6 years	1
Total other intangible assets		$3

The impact of the SSE acquisition on net sales and net earnings was immaterial for the three and nine months ended September 30, 2023.

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthens the Company’s power electronics capabilities in auxiliary inverters, which the Company expects will help to accelerate the growth of its High Voltage eFan business. The Company paid ₣27 million ($29 million) at closing, and up to ₣10 million ($10 million) could be paid in the form of contingent earn-out payments over the three years following closing. The earn-out payments are contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. As of September 30, 2023, the Company’s estimate of the earn-out payments was approximately ₣10 million ($11 million), which is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The purchase price was allocated on a preliminary basis as of December 1, 2022. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. The Company subsequently finalized its valuation of the assets and liabilities of the Drivetek acquisition during the third quarter of 2023, and the estimated fair values of assets acquired and liabilities assumed amounted to total assets of $49 million, including goodwill and intangibles of $40 million, and liabilities of $10 million. These final amounts were not materially different than the estimated values recorded on December 1, 2022.

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

The impact of the Drivetek acquisition on net sales and net earnings was immaterial for the three and nine months ended September 30, 2023.

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

The Company finalized its valuation of the assets and liabilities for the Rhombus acquisition during the second quarter of 2023. Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $104 million was recorded within the Company’s Air Management segment. The goodwill consists of the Company’s expected future economic benefits that will be realized from expanding the Company’s electric vehicle portfolio as electric vehicle production continues to increase. The goodwill is not expected to be deductible for tax purposes.

The following table summarizes the other intangible assets acquired:

(in millions)	Estimated Life	Estimated Fair Value
Developed technology	13 years	$22
Customer relationships	8 years	5
Total other intangible assets		$27

Identifiable intangible assets were valued using the income approach.

The impact of the Rhombus acquisition on net sales and net earnings was immaterial for the three and nine months ended September 30, 2023.

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

The total final consideration was $192 million, including approximately ¥1.0 billion ($152 million) of base purchase price and ¥0.25 billion ($40 million) of originally estimated earn-out payments. The Company paid approximately ¥1.0 billion ($157 million) of base purchase price in the year ended December 31, 2022 and no longer expects to recapture a previously anticipated $5 million of post-closing adjustments, which has been recorded in Other operating expense, net. Pursuant to the ETA, the obligation of the Company to remit up to ¥0.3 billion (approximately $47 million) of earn-out payments was contingent upon achievement of certain sales volume targets and certain estimated future volume targets associated with newly awarded business. During the nine months ended September 30, 2023, the Company paid approximately ¥0.2 billion ($24 million) to settle the remaining earn-out liability and related adjustments.

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

The impact of the Santroll acquisition on net sales and net earnings was immaterial for the three and nine months ended September 30, 2023.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $16 million and $14 million at September 30, 2023 and December 31, 2022, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities in the Condensed Consolidated Balance Sheets and were $11 million at September 30, 2023 and $14 million at December 31, 2022. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and, at times, provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of September 30, 2023 and December 31, 2022, the Company recorded customer incentive payments of $27 million and $34 million, respectively, in Prepayments and other current assets, and $75 million and $99 million, respectively, in Other non-current assets in the Condensed Consolidated Balance Sheets.

The following tables represent a disaggregation of revenue from contracts with customers by reportable segment and region. The balances for the three and nine months ended September 30, 2022 have been recast for a change in reportable segments that was made during the first quarter of 2023. Refer to Note 22, “Reportable Segments And Related Information,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended September 30, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
North America	$542	$405	$118	$1,065
Europe	819	329	95	1,243
Asia	511	408	343	1,262
Other	50	2	—	52
Total	$1,922	$1,144	$556	$3,622

	Three Months Ended September 30, 2022
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
North America	$526	$376	$109	$1,011
Europe	729	226	49	1,004
Asia	522	352	297	1,171
Other	50	—	(10)	40
Total	$1,827	$954	$445	$3,226

	Nine Months Ended September 30, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
North America	$1,622	$1,190	$388	$3,200
Europe	2,577	980	227	3,784
Asia	1,531	1,041	953	3,525
Other	158	5	4	167
Total	$5,888	$3,216	$1,572	$10,676

	Nine Months Ended September 30, 2022
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
North America	$1,497	$1,020	$375	$2,892
Europe	2,156	724	148	3,028
Asia	1,490	1,001	762	3,253
Other	140	—	5	145
Total	$5,283	$2,745	$1,290	$9,318

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

The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or termination benefits) and other costs, which are primarily professional fees and costs related to facility closures and exits. The balances for the three and nine months ended September 30, 2022 have been recast for a change in reportable segments that was made during the first quarter of 2023. Refer to Note 22, “Reportable Segments And Related Information,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended September 30, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Corporate	Total
Employee termination benefits	$53	$1	$—	$—	$54
Other	1	1	—	—	2
Total restructuring expense	$54	$2	$—	$—	$56

	Three Months Ended September 30, 2022
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Corporate	Total
Employee termination benefits	$5	$—	$—	$—	$5
Other	—	—	—	—	—
Total restructuring expense	$5	$—	$—	$—	$5

	Nine Months Ended September 30, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Corporate	Total
Employee termination benefits	$62	$1	$—	$—	$63
Other	4	1	—	—	5
Total restructuring expense	$66	$2	$—	$—	$68

	Nine Months Ended September 30, 2022
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Corporate	Total
Employee termination benefits	$19	$14	$—	$(1)	$32
Other	—	9	1	—	10
Total restructuring expense	$19	$23	$1	$(1)	$42

The following tables display a roll forward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2023	$39	$9	$48
Restructuring expense, net	63	5	68
Cash payments	(32)	(9)	(41)
Foreign currency translation adjustment and other	(1)	2	1
Balance at September 30, 2023	69	7	76
Less: Non-current restructuring liability	7	—	7
Current restructuring liability at September 30, 2023	$62	$7	$69

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2022	$66	$13	$79
Restructuring expense, net	32	10	42
Cash payments	(39)	(17)	(56)
Foreign currency translation adjustment and other	(12)	2	(10)
Balance at September 30, 2022	47	8	55
Less: Non-current restructuring liability	13	1	14
Current restructuring liability at September 30, 2022	$34	$7	$41

2023 Structural Costs Plan In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs in its Foundational products businesses. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. During the three and nine months ended September 30, 2023, the Company recorded $56 million and $68 million, respectively, of restructuring costs related to this plan.

2020 Structural Costs Plan In 2020, the Company announced a $300 million restructuring plan to address structural costs. The actions under this plan are complete.

The following provides details of restructuring expense incurred by the Company’s reportable segments during the three and nine months ended September 30, 2023, and 2022, related to the plans and actions discussed above:

Air Management
2023 Structural Costs Plan
•During the three and nine months ended September 30, 2023, the segment recorded $54 million and $66 million, respectively, of restructuring costs under this plan, primarily related to employee termination benefits associated with the announced closure of a facility in Europe affecting approximately 200 employees.

2020 Structural Costs Plan
•During the three and nine months ended September 30, 2022, the segment recorded $5 million and $19 million, respectively, of restructuring costs under this plan. This primarily related to $11 million during the nine months ended September 30, 2022, for a voluntary termination program pursuant to which approximately 47 employees accepted termination packages in 2022.

Drivetrain & Battery Systems
2023 Structural Costs Plan
•During the three and nine months ended September 30, 2023, the segment recorded $2 million of restructuring costs under this plan, primarily related to employee termination benefits and equipment moves.

2020 Structural Costs Plan
•During the nine months ended September 30, 2022, the segment recorded $9 million of restructuring costs primarily related to contractual settlements and professional fees. Separate from the 2020 Structural Costs Plan, during the nine months ended September 30, 2022, the segment recorded $14 million of restructuring costs, primarily related to severance costs associated with the announced closure of a technical center in Europe affecting approximately 80 employees.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Gross R&D expenditures	$215	$190	$625	$566
Customer reimbursements	(23)	(12)	(84)	(32)
Net R&D expenditures	$192	$178	$541	$534

NOTE 7 OTHER OPERATING (INCOME) EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Merger and acquisition expense, net	$2	$5	$18	$13
Service and lease agreement termination	—	—	9	—
Asset impairments	2	—	2	—
Loss (gain) on sale of business	—	9	(5)	(15)
Gain on sale of assets	(7)	—	(13)	—
Other (income) expense, net	(3)	(2)	(12)	(5)
Other operating (income) expense, net	$(6)	$12	$(1)	$(7)

Merger and acquisition expense, net: During the three and nine months ended September 30, 2023, the Company recorded merger and acquisition expense, net of $2 million and $18 million, respectively, primarily related to professional fees for specific acquisition initiatives. During the three and nine months ended September 30, 2022, the Company recorded merger and acquisition expense, net of $5 million and $13 million, respectively, primarily related to professional fees associated with specific acquisition initiatives.

Loss (gain) on sale of business: During the three months ended September 30, 2022, the Company updated its estimate of the expected earn-out related to a previous divestiture resulting in a $9 million loss in the period. During the nine months ended September 30, 2022, the Company recorded a pre-tax gain of $24 million in connection with the sale of its interest in BorgWarner Romeo Power LLC, in which the Company owned a 60% interest.

Gain on sale of assets: During the three months ended September 30, 2023, the Company recorded a $7 million gain related to the sale of a European manufacturing facility. The sale of the facility was pursuant to a formal restructuring plan. During the nine months ended September 30, 2023, the Company recorded a $13 million gain, primarily related to the sale of the European manufacturing facility and other fixed assets.

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

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 56% and 26%, respectively. During the three months ended September 30, 2023, a discrete tax benefit of approximately $31 million was recorded in relation to various changes in filling positions for prior years, a discrete tax benefit of approximately $12 million was recorded in relation to the Spin-Off, and a discrete tax expense of approximately $87 million was recorded in relation to changes in judgement related to the realization of deferred tax assets, primarily due to the impact of the Spin-Off on the allocation of the Company’s profits across jurisdictions for tax purposes as well as various tax structuring actions and strategies. During the three months ended September 30, 2022, a discrete tax benefit of $1 million was recorded relating to other tax adjustments.

The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was 30% and 25%, respectively. During the nine months ended September 30, 2023, a discrete tax benefit of approximately $14 million was recorded related to the resolution of tax audits, a discrete tax benefit of approximately $41 million was recorded in relation to the Spin-Off, a discrete tax benefit of approximately $39 million was recorded in relation to various changes in filling positions for prior years, a discrete tax expense of approximately $9 million was recorded for the impact of enacted tax law changes, and a discrete tax expense of approximately $85 million was recorded in relation to changes in judgement related to the recovery of deferred tax assets, primarily due to the impact of the Spin-Off on the allocation of the Company’s profits across jurisdictions for tax purposes as well as various tax structuring actions and strategies. During the nine months ended September 30, 2022, a discrete tax benefit of $8 million was recorded relating to other tax adjustments.

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

The Company estimates that it is reasonably possible there could be a decrease of approximately $97 million in unrecognized tax benefits and interest in the next 12 months related to the conclusion of tax audits and the lapse of statutes of limitations subsequent to the reporting period in certain taxing jurisdictions.

NOTE 9 INVENTORIES, NET

A summary of Inventories, net is presented below:

	September 30,	December 31,
(in millions)	2023	2022
Raw material and supplies	$1,005	$919
Work in progress	154	136
Finished goods	202	187
FIFO inventories	1,361	1,242
LIFO reserve	(33)	(25)
Inventories, net	$1,328	$1,217

NOTE 10 OTHER CURRENT AND NON-CURRENT ASSETS

Additional detail related to assets is presented below:

	September 30,	December 31,
(in millions)	2023	2022
Prepayments and other current assets:
Prepaid tooling	$99	$77
Prepaid taxes	40	33
Derivative instruments	34	12
Customer incentive payments (Note 4)	27	34
Contract assets (Note 4)	16	14
Other	56	60
Total prepayments and other current assets	$272	$230

Investments and long-term receivables:
Investment in debt securities	$262	$455
Investment in equity affiliates	232	235
Equity securities	73	73
Long-term receivables	57	56
Total investments and long-term receivables	$624	$819

Other non-current assets:
Deferred income taxes	$193	$179
Operating leases	128	106
Derivative instruments	83	68
Customer incentive payments (Note 4)	75	99
Other	39	37
Total other non-current assets	$518	$489

NOTE 11 GOODWILL AND OTHER INTANGIBLES

During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. No events or circumstances were noted in the nine months ended September 30, 2023 requiring additional assessment or testing. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
Gross goodwill balance, December 31, 2022	$1,566	$1,434	$480	$3,480
Accumulated impairment losses, December 31, 2022	(502)	—	—	(502)
Net goodwill balance, December 31, 2022*	$1,064	$1,434	$480	$2,978
Goodwill during the period:
Acquisitions	2	—	—	2
Other, primarily translation adjustment	(6)	(10)	(28)	(44)
Ending balance, September 30, 2023	$1,060	$1,424	$452	$2,936
__________________________________

*
The December 31, 2022 balances have been recast for a change in reportable segments that was made during the first quarter of 2023. Refer to Note 22, “Reportable Segments And Related Information” for more information.

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		September 30, 2023			December 31, 2022
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$349	$134	$215	$349	$111	$238
Customer relationships	6 - 15	620	287	333	639	267	372
Miscellaneous	2 - 5	9	6	3	9	6	3
Total amortized intangible assets		978	427	551	997	384	613
Unamortized trade names		6	—	6	6	—	6
Total other intangible assets		$984	$427	$557	$1,003	$384	$619

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2023	2022
Beginning balance, January 1	$185	$168
Provisions for current period sales	68	40
Adjustments of prior estimates	—	(6)
Payments	(53)	(34)
Other, primarily translation adjustment	(6)	(20)
Ending balance, September 30	$194	$148

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
(in millions)	2023	2022
Other current liabilities	$99	$110
Other non-current liabilities	95	75
Total product warranty liability	$194	$185

NOTE 13 NOTES PAYABLE AND DEBT

As of September 30, 2023 and December 31, 2022, the Company had debt outstanding as follows:

	September 30,	December 31,
(in millions)	2023	2022
Short-term borrowings	$60	$58

Long-term debt
3.375% Senior notes due 03/15/25 ($500 million par value)	384	499
5.000% Senior notes due 10/01/25 ($800 million par value)*	481	840
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,093	1,092
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
1.000% Senior Notes due 05/19/31 (€1,000 million par value)	1,041	1,051
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	54	45
Total long-term debt	3,668	4,142
Less: current portion	3	2
Long-term debt, net of current portion	$3,665	$4,140
_____________________________
*These notes include the fair value step-up from the Delphi Technologies acquisition. The fair value step-up was calculated based on observable market data and is amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method.

In September 2023, the Company purchased and extinguished $438 million of senior notes due in 2025, comprised of $115 million and $323 million face value of its 3.375% and 5.000% Senior Notes, respectively. Total cash consideration paid was $430 million. The Company recorded a gain of approximately $28 million during the three months ended September 30, 2023, consisting of an $8 million gain related to a cash settlement below the face value of the 2025 notes and $20 million related to the write-off of the unamortized premium and discount that was recorded at the time of note issuance. The gain was recorded to Interest (income) expense, net, in the Statements of Operations.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of September 30, 2023 and December 31, 2022, the Company had $60 million and $58 million, respectively, in borrowings under these facilities, which are classified in Notes payable and other short-term debt in the Condensed Consolidated Balance Sheets. The short-term borrowings primarily relate to a European money market loan with an interest rate of Euribor plus 1.75% that is callable upon immediate notice by either party.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest expense	$21	$16	$57	$53
Gain on debt extinguishment	(28)	—	(28)	—
Interest income	(12)	(4)	(26)	(12)
Interest expense, net	$(19)	$12	$3	$41

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility was renewed in September 2023 and now matures in September 2028. The credit agreement contains customary events of default and one key financial covenant which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at September 30, 2023.

At September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2023 and December 31, 2022.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of September 30, 2023 and December 31, 2022, the estimated fair values of the Company’s senior unsecured notes totaled $3,099 million and $3,530 million, respectively. The estimated fair values were $515 million lower than their carrying value at September 30, 2023 and $567 million lower than their carrying value at December 31, 2022. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $35 million and $31 million at September 30, 2023 and December 31, 2022, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER CURRENT AND NON-CURRENT LIABILITIES

Additional detail related to liabilities is presented in the table below:

	September 30,	December 31,
(in millions)	2023	2022
Other current liabilities:
Payroll and employee related	$268	$314
Customer related	161	108
Indirect taxes	119	115
Income taxes payable	72	107
Product warranties (Note 12)	99	110
Employee termination benefits (Note 5)	62	20
Operating leases	41	22
Accrued freight	38	30
Interest	22	22
Supplier related	17	15
Insurance	17	18
Deferred engineering reimbursements	14	23
Other non-income taxes	14	12
Dividends payable	11	21
Contract liabilities (Note 4)	11	14
Retirement related	11	11
Earn-out liability (Note 3)	2	16
Other	135	106
Total other current liabilities	$1,114	$1,084

Other non-current liabilities:
Other income tax liabilities	$222	$242
Deferred income taxes	179	143
Product warranties (Note 12)	95	75
Operating leases	91	85
Deferred income	69	59
Earn-out liability (Note 3)	12	10
Employee termination benefits (Note 5)	7	17
Other	55	55
Total other non-current liabilities	$730	$686

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

		Basis of fair value measurements
(in millions)	Balance at September 30, 2023	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in debt securities	$262	$—	$262	$—	A	$—
Investment in equity securities	$28	$—	$—	$—	—	$28
Foreign currency contracts	$39	$—	$39	$—	A	$—
Net investment hedge contracts	$78	$—	$78	$—	A	$—
Liabilities:
Current earn-out liabilities	$2	$—	$—	$2	C	$—
Non-current earn-out liabilities	$12	$—	$—	$12	C	$—
Foreign currency contracts	$2	$—	$2	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2022	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Current earn-out receivable	$9	$—	$—	$9	C	$—
Investment in debt securities	$455	$—	$455	$—	A	$—
Investment in equity securities	$29	$—	$—	$—	—	$29
Foreign currency contracts	$12	$—	$12	$—	A	$—
Net investment hedge contracts	$68	$—	$68	$—	A	$—
Liabilities:
Current earn-out liability	$21	$—	$—	$21	C	$—
Non-current earn-out liability	$10	$—	$—	$10	C	$—
Foreign currency contracts	$9	$—	$9	$—	A	$—
Net investment hedge contracts	$1	$—	$1	$—	A	$—

_____________________________
1 Certain assets that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These amounts represent investments in commingled and managed funds that have underlying assets in fixed income securities, equity securities, and other assets and the fair values have been estimated using the net asset value of the Company's ownership interest in partners' capital. The Company’s redemption of its investments with the funds is governed by the partnership agreements and subject to approval from the general partners. With the exception of annual distributions in connection with the Company’s deemed tax liability, distributions from each fund will be received as the underlying investments of the funds are liquidated, the timing of which is unknown.

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At September 30, 2023 and December 31, 2022, the Company had no derivative contracts that contained credit-risk-related contingent features.

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At September 30, 2023 and December 31, 2022, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At September 30, 2023 and December 31, 2022, the Company had no outstanding interest rate swaps or options.

The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At September 30, 2023 and December 31, 2022, the following foreign currency derivative contracts were outstanding and mature through the ending duration noted below:

Foreign currency derivatives (in millions)*
Functional Currency	Traded Currency	Notional in traded currency September 30, 2023	Notional in traded currency December 31, 2022	Ending Duration
British Pound	Euro	47	10	Dec - 24
Chinese Renminbi	US Dollar	225	276	Dec - 24
Euro	Hungarian Forint	7,033	—	Dec - 24
Euro	Korean Won	20,225	9,138	Mar - 24
Euro	Polish Zloty	456	440	Dec - 24
Euro	US Dollar	136	120	Dec - 24
US Dollar	Chinese Renminbi	582	1,402	Dec - 23
US Dollar	Euro	42	45	Oct - 23
US Dollar	Korean Won	67,200	51,786	Nov - 24
US Dollar	Mexican Peso	2,295	2,474	Dec - 24
US Dollar	Thailand Baht	1,550	—	Jun - 24

*Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. dollar equivalent as of September 30, 2023 and December 31, 2022.

The Company selectively uses cross-currency swaps to hedge the foreign currency exposure associated with its net investment in certain foreign operations (net investment hedges). At September 30, 2023 and December 31, 2022, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(in millions)	September 30, 2023	December 31, 2022	Ending duration
US dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul - 27
Fixed paying notional	€976	€976	Jul - 27
US dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
US dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 29
Fixed paying notional	¥12,724	¥12,724	Feb - 29

At September 30, 2023 and December 31, 2022, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	September 30, 2023	December 31, 2022	Location	September 30, 2023	December 31, 2022
Foreign currency	Prepayments and other current assets	$31	$9	Other current liabilities	$1	$8
Foreign currency	Other non-current assets	$5	$—	Other non-current liabilities	$—	$1
Net investment hedges	Other non-current assets	$78	$68	Other non-current liabilities	$—	$1
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$3	$3	Other current liabilities	$1	$—

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

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at September 30, 2023 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2023	December 31, 2022
Net investment hedges:
Foreign currency	$—	$(4)	$—
Cross-currency swaps	78	67	—
Foreign currency-denominated debt	146	133	—
Total	$224	$196	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended September 30, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,622	$2,970	$330	$(17)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(11)

	Nine Months Ended September 30, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$10,676	$8,767	$963	$(39)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$27

	Three Months Ended September 30, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,226	$2,619	$325	$(262)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$8

	Nine Months Ended September 30, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$9,318	$7,588	$951	$(527)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$12
Gain (loss) reclassified from AOCI to income	$—	$(1)	$—

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2023	2022	2023	2022
Foreign currency	$—	$3	$—	$6
Cross-currency swaps	$40	$94	$11	$229
Foreign currency-denominated debt	$34	$67	$13	$156

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2023	2022	2023	2022
Cross-currency swaps	$6	$7	$19	$20
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

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units’ functional currency. These derivatives resulted in the following gains (losses) recorded in income:

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Contract Type	Location	2023	2022	2023	2022
Foreign Currency	Selling, general and administrative expenses	$16	$13	$8	$22

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has a number of defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company’s defined benefit pension plans for 2023 range from $15 million to $20 million, of which $14 million has been contributed through the nine months ended September 30, 2023. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit income and expense recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postemployment benefits
(in millions)	2023		2022
Three Months Ended September 30,	US	Non-US	US	Non-US	2023	2022
Service cost	$—	$4	$—	$4	$—	$—
Interest cost	2	26	1	3	—	1
Expected return on plan assets	(1)	(25)	(3)	(5)	—	—
Amortization of unrecognized prior service credit	—	—	(1)	—	(1)	(1)
Amortization of unrecognized loss	1	1	2	2	—	—
Net periodic benefit expense (income)	$2	$6	$(1)	$4	$(1)	$—

	Pension benefits				Other postemployment benefits
(in millions)	2023		2022
Nine Months Ended September 30,	US	Non-US	US	Non-US	2023	2022
Service cost	$—	$11	$—	$14	$—	$—
Interest cost	5	37	3	10	1	1
Expected return on plan assets	(4)	(33)	(6)	(16)	—	—
Amortization of unrecognized prior service credit	—	—	(1)	—	(2)	(2)
Amortization of unrecognized loss	2	2	3	6	—	—
Net periodic benefit expense (income)	$3	$17	$(1)	$14	$(1)	$(1)

The components of net periodic benefit income other than the service cost component are included in Other postretirement income in the Condensed Consolidated Statements of Operations.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three and nine months ended September 30, 2023 and 2022, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, June 30, 2023	$3	$2,657	$(2,007)	$7,796	$(898)	$230	$7,781
Dividends declared ($0.11 per share*)	—	—	—	(26)	—	(5)	(31)
Net issuance for executive stock plan	—	10	—	—	—	—	10
Net issuance of restricted stock	—	13	(3)	—	—	—	10
Net earnings	—	—	—	50	—	18	68
Other comprehensive loss	—	—	—	—	(1)	(4)	(5)
Spin-Off of PHINIA	—	—	—	(1,810)	(16)	—	(1,826)
Balance, September 30, 2023	$3	$2,680	$(2,010)	$6,010	$(915)	$239	$6,007

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, June 30, 2022	$3	$2,633	$(1,936)	$7,005	$(816)	$282	$7,171
Dividends declared ($0.17 per share*)	—	—	—	(39)	—	(15)	(54)
Net issuance for executive stock plan	—	6	(1)	—	—	—	5
Net issuance of restricted stock	—	11	(2)	—	—	—	9
Purchase of treasury stock	—	—	(100)	—	—	—	(100)
Net earnings	—	—	—	273	—	19	292
Other comprehensive loss	—	—	—	—	(262)	(24)	(286)
Balance, September 30, 2022	$3	$2,650	$(2,039)	$7,239	$(1,078)	$262	$7,037

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2022	$3	$2,675	$(2,032)	$7,454	$(876)	$284	$7,508
Dividends declared ($0.45 per share*)	—	—	—	(105)	—	(63)	(168)
Net issuance for executive stock plan	—	10	5	—	—	—	15
Net issuance of restricted stock	—	(3)	17	—	—	—	14
Purchase of noncontrolling interest	—	(2)	—	—	—	(13)	(15)
Net earnings	—	—	—	471	—	49	520
Other comprehensive loss	—	—	—	—	(23)	(18)	(41)
Spin-Off of PHINIA	—	—	—	(1,810)	(16)	—	(1,826)
Balance, September 30, 2023	$3	$2,680	$(2,010)	$6,010	$(915)	$239	$6,007

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2021	$3	$2,637	$(1,812)	$6,671	$(551)	$314	$7,262
Dividends declared ($0.51 per share*)	—	—	—	(121)	—	(64)	(185)
Net issuance for executive stock plan	—	6	4	—	—	—	10
Net issuance of restricted stock	—	6	9	—	—	—	15
Purchase/sale of noncontrolling interest	—	1	—	—	—	(4)	(3)
Purchase of treasury stock	—	—	(240)	—	—	—	(240)
Net earnings	—	—	—	689	—	58	747
Other comprehensive loss	—	—	—	—	(527)	(42)	(569)
Balance, September 30, 2022	$3	$2,650	$(2,039)	$7,239	$(1,078)	$262	$7,037
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three and nine months ended September 30, 2023 and 2022:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, June 30, 2023	$(806)	$42	$(134)	$(898)
Comprehensive income (loss) before reclassifications	17	(11)	5	11
Income taxes associated with comprehensive (loss) income before reclassifications	(13)	—	1	(12)
Reclassification from accumulated other comprehensive loss	—	—	1	1
Income taxes reclassified into net earnings	—	—	(1)	(1)
Spin-Off of PHINIA	(20)	(1)	5	(16)
Ending balance, September 30, 2023	$(822)	$30	$(123)	$(915)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, June 30, 2022	$(703)	$5	$(118)	$(816)
Comprehensive (loss) income before reclassifications	(240)	8	3	(229)
Income taxes associated with comprehensive (loss) income before reclassifications	(34)	—	—	(34)
Reclassification from accumulated other comprehensive loss	—	—	2	2
Income taxes reclassified into net earnings	—	—	(1)	(1)
Ending balance, September 30, 2022	$(977)	$13	$(114)	$(1,078)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2022	$(750)	$4	$(130)	$(876)
Comprehensive (loss) income before reclassifications	(51)	27	1	(23)
Income taxes associated with comprehensive (loss) income before reclassifications	(1)	—	—	(1)
Reclassification from accumulated other comprehensive loss	—	—	2	2
Income taxes reclassified into net earnings	—	—	(1)	(1)
Spin-Off of PHINIA	(20)	(1)	5	(16)
Ending balance, September 30, 2023	$(822)	$30	$(123)	$(915)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2021	$(423)	$—	$(128)	$(551)
Comprehensive (loss) income before reclassifications	(474)	12	9	(453)
Income taxes associated with comprehensive (loss) income before reclassifications	(80)	—	1	(79)
Reclassification from accumulated other comprehensive loss	—	1	6	7
Income taxes reclassified into net earnings	—	—	(2)	(2)
Ending balance, September 30, 2022	$(977)	$13	$(114)	$(1,078)

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 17 and 22 such sites as of September 30, 2023 and December 31, 2022, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $6 million as of both September 30, 2023 and December 31, 2022, included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2023, this accrual, which relates to six of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 11 sites, for which there was no accrual as of September 30, 2023.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 0.8 million and 0.9 million performance share units excluded from the computation of the diluted earnings for both the three months ended September 30, 2023 and 2022, respectively. There were 0.7 million and 0.9 million performance share units excluded from the computation of the diluted earnings for the nine months ended September 30, 2023 and 2022, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Basic earnings per share:
Net earnings from continuing operations	$87	$173	$483	$464
Weighted average shares of common stock outstanding	233.4	234.3	233.2	236.5
Basic earnings per share of common stock	$0.37	$0.74	$2.07	$1.96

Diluted earnings per share:
Net earnings from continuing operations	$87	$173	$483	$464
Weighted average shares of common stock outstanding	233.4	234.3	233.2	236.5
Effect of stock-based compensation	1.9	1.3	1.4	1.0
Weighted average shares of common stock outstanding including dilutive shares	235.3	235.6	234.6	237.5
Diluted earnings per share of common stock	$0.37	$0.73	$2.06	$1.95

NOTE 22 REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s business is aggregated into three reportable segments: Air Management, Drivetrain & Battery Systems, and ePropulsion. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems. In previous quarters, the Company presented two additional segments, Fuel Systems and Aftermarket, for a total of five reportable segments. As a result of the Spin-Off, Fuel Systems and Aftermarket are no longer reportable segments.

In the first quarter of 2023, the Company elected to disaggregate the former e-Propulsion & Drivetrain reportable segment into two separate reportable segments of Drivetrain & Battery Systems and ePropulsion. The Drivetrain & Battery Systems segment’s technologies include battery management systems and control modules, software, friction and mechanical products for automatic transmissions and torque-management products. The ePropulsion segment primarily includes rotating electrical components, power electronics, electronic control units, inverters and electric motors.

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

The reportable segment disclosures have been updated accordingly, including recasting prior period information for the new reporting structures and to reflect the discontinued operations related to the Spin-Off.

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

The following tables show segment information and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Net Sales by Reportable Segment

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Air Management	$1,922	$23	$1,945	$5,888	$63	$5,951
Drivetrain & Battery Systems	1,144	1	1,145	3,216	2	3,218
ePropulsion	556	15	571	1,572	52	1,624
Inter-segment eliminations	—	(39)	(39)	—	(117)	(117)
Net sales	$3,622	$—	$3,622	$10,676	$—	$10,676

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Air Management	$1,827	$16	$1,843	$5,283	$45	$5,328
Drivetrain & Battery Systems	954	—	954	2,745	—	2,745
ePropulsion	445	44	489	1,290	71	1,361
Inter-segment eliminations	—	(60)	(60)	—	(116)	(116)
Net sales	$3,226	$—	$3,226	$9,318	$—	$9,318

Total Assets of Continuing Operations by Reportable Segment

(in millions)	September 30, 2023	December 31, 2022
Air Management	$5,559	$5,329
Drivetrain & Battery Systems	3,954	3,963
ePropulsion	2,847	2,349
Total	12,360	11,641
Corporate	1,744	1,691
Consolidated	$14,104	$13,332

Segment Adjusted Operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Air Management	$294	$291	$884	$793
Drivetrain & Battery Systems	147	103	400	330
ePropulsion	(20)	(33)	(74)	(89)
Segment Adjusted Operating Income	421	361	1,210	1,034
Corporate, including stock-based compensation	72	61	194	198
Restructuring expense (Note 5)	56	5	68	42
Intangible asset amortization expense	17	16	51	52
Merger and acquisition expense, net	3	5	22	13
Service and lease agreement termination	—	—	9	—
Loss (gain) on sale of business	—	9	(5)	(15)
Gain on sale of assets	(7)	—	(13)	—
Other non-comparable items	8	—	5	—
Equity in affiliates’ earnings, net of tax	(10)	(5)	(23)	(21)
Realized and unrealized loss (gain) on debt and equity securities	60	(1)	129	27
Interest (income) expense, net	(19)	12	3	41
Other postretirement expense (income)	3	(1)	8	(2)
Earnings from continuing operations before income taxes and noncontrolling interest	238	260	762	699
Provision for income taxes	133	68	230	177
Net earnings from continuing operations	$105	$192	$532	$522

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Nine Months Ended September 30,
(in millions)	2023	2022
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$520	$747
Net (loss) earnings from discontinued operations	(12)	225
Net earnings from continuing operations	532	522
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	376	360
Intangible asset amortization	51	52
Restructuring expense, net of cash paid	61	39
Stock-based compensation expense	50	36
Gain on debt extinguishment	(28)	—
Gain on sale of business	(5)	(17)
Deferred income tax expense (benefit)	19	(14)
Realized and unrealized loss on debt and equity securities	129	27
Other non-cash adjustments	(80)	(1)
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	1,105	1,004
Retirement plan contributions	(13)	(18)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(767)	(544)
Inventories	(126)	(187)
Prepayments and other current assets	(16)	11
Accounts payable and accrued expenses	301	274
Prepaid taxes and income taxes payable	(44)	14
Other assets and liabilities	70	(2)
Net cash provided by operating activities from continuing operations	$510	$552

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$105	$95
Income taxes, net of refunds	$284	$204

	Balance as of:
Non-cash investing transactions:	September 30, 2023	December 31, 2022
Period end accounts payable related to property, plant and equipment purchases	$124	$165

NOTE 24 DISCONTINUED OPERATIONS

The historical results of operations and the financial position of PHINIA for periods prior to the Spin-Off are presented as discontinued operations in these Condensed Consolidated Financial Statements.

The following table summarizes the assets and liabilities from discontinued operations of PHINIA.

(in millions)	December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$255
Receivables, net	852
Inventories, net	470
Prepayments and other current assets	39
Total current assets of discontinued operations	$1,616

Property, plant and equipment, net	939
Investments and long-term receivables	77
Goodwill	419
Other intangible assets, net	432
Other non-current assets	179
Total non-current assets of discontinued operations	$2,046

LIABILITIES
Notes payable and other short-term debt	$2
Accounts payable	538
Other current liabilities	406
Total current liabilities of discontinued operations	$946

Long-term debt	26
Retirement-related liabilities	94
Other non-current liabilities	175
Total non-current liabilities of discontinued operations	$295

The following table summarizes the financial results from discontinued operations of PHINIA.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$—	$857	$1,723	$2,496
Cost of sales	—	658	1,362	1,958
Gross profit	—	199	361	538

Selling, general and administrative expenses	—	72	173	228
Restructuring expense	—	3	7	8
Other operating expense, net	52	—	117	33
Operating (loss) income	(52)	124	64	269

Equity in affiliates’ earnings, net of tax	—	(5)	(5)	(8)
Interest expense, net	—	—	—	1
Other postretirement expense (income)	—	(7)	—	(24)
Earnings from discontinued operations before income taxes	(52)	136	69	300

Provision for income taxes	(15)	36	81	75
Net (loss) earnings from discontinued operations attributable to PHINIA	$(37)	$100	$(12)	$225

In connection with the Spin-Off, the Company entered into a transition services agreement through which the Company and PHINIA will continue to provide certain services to each other following the Spin-Off. These services include IT, HR, finance, facilities, procurement, sales, IP & engineering costs. The combined impact of these services is reported in results of continuing operations in the Condensed Consolidated Financial Statements. The Company provided $7 million to PHINIA, and PHINIA provided $2 million to the Company, for these services during the three months ended September 30, 2023.

The Company incurred $52 million and $117 million of costs relating to the Spin-Off during the three and nine months ended September 30, 2023, respectively, that are reflected within Net (loss) earnings from discontinued operations in our Condensed Consolidated Statements of Operations. Spin-Off costs are primarily comprised of professional fees and costs to separate certain operational activities.

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

Charging Forward - Electrification Portfolio Strategy

In 2021, the Company announced its strategy to aggressively grow its eProducts over time through organic investments and technology-focused acquisitions. eProducts include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs. The Company believes it is well positioned for the industry’s anticipated migration to EVs.

In June 2023, the Company announced the next phase of its Charging Forward strategy which focuses on profitably growing eProducts while maximizing the value of the Company’s Foundational products portfolio. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. As a result of executing its strategy, the Company expects that by 2027, it will achieve over $10 billion in annual eProducts sales, deliver eProducts adjusted operating margin of approximately 7% and maintain its double-digit adjusted operating margins for its Foundational products portfolio. During the nine months ended September 30, 2023, the Company’s eProducts revenue was approximately $1.5 billion, or 14% of its total revenue.

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

The historical results of operations and the financial position of PHINIA for periods prior to the Spin-Off are presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements.

Acquisitions

Eldor Corporation’s Electric Hybrid Systems Business

On June 19, 2023, the Company announced that it had entered into a share purchase agreement to acquire the Electric Hybrid Systems business segment of Eldor Corporation (“Eldor”), which is headquartered in Italy. The purchase price due at closing is €75 million ($79 million), with up to €175 million ($185 million) in contingent payments that could be paid over the two years following closing. The Company expects the acquisition to complement the Company’s existing ePropulsion product portfolio by enhancing the Company’s engineering capabilities in power electronics. The transaction is subject to satisfaction of customary closing conditions and is expected to close in the fourth quarter of 2023.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition complements the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of the base purchase price in the nine months ended September 30, 2023. The remaining ¥51 million ($8 million) of base purchase price is payable in two installments with the last payment due before April 30, 2025. In addition, pursuant to the agreement, the Company could be obligated to remit up to ¥103 million ($15 million), in the form of contingent payments over approximately two years following the closing.

Drivetek AG

On December 1, 2022, the Company acquired Drivetek AG, an engineering and product development company located in Switzerland. This acquisition strengthens the Company’s power electronics capabilities in auxiliary inverters, which the Company expects will help to accelerate the growth of its High Voltage eFan business. The Company paid ₣27 million ($29 million) at closing, and up to ₣10 million ($10 million) could be paid in the form of contingent earn-out payments over three years following the closing.

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

Santroll Automotive Components

On March 31, 2022, the Company acquired Santroll Automotive Components, a carve-out of Santroll Electric Auto’s eMotor business. The acquisition is expected to strengthen the Company’s vertical integration, scale and portfolio breadth in light vehicle eMotors while allowing for increased speed to market. The total final consideration was $192 million, including approximately ¥1.0 billion ($152 million) of base purchase price and ¥0.25 billion ($40 million) of originally estimated earn-out payments. The Company paid approximately ¥1.0 billion ($157 million) of base purchase price in the year ended December 31, 2022 and no longer expects to recapture a previously anticipated $5 million of post-closing adjustments, which has been recorded in Other operating expense, net. Pursuant to the Equity Transfer Agreement for the acquisition, the obligation of the Company to remit up to ¥0.3 billion (approximately $47 million) of earn-out payments was contingent upon achievement of certain sales volume targets and certain estimated future volume targets associated with newly awarded business. During the nine months ended September 30, 2023, the Company paid approximately ¥0.2 billion ($24 million) to settle the remaining earn-out liability and related adjustments.

Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Key Trends and Economic Factors

UAW Strike. Prior to the United Auto Workers (“UAW”) strikes that commenced in September 2023, the Company expected its aggregate sales to Ford, Stellantis, and General Motors in North America to be just under $250 million per month on average during 2023. In October 2023, the UAW strikes expanded to include facilities that the Company currently supplies. However, in late October the UAW reached tentative agreements with Ford, Stellantis and General Motors and production has resumed at some of their manufacturing facilities. These tentative agreements have not yet been ratified by the UAW. If they are not ratified, it remains possible that there could be prolonged strikes that could have a material impact on the Company.

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

Outlook

The Company expects global industry production to increase year-over-year in 2023. The Company also expects net new business-related sales growth, due to the increased penetration of BorgWarner products and increasing eProduct revenue, to drive a sales increase in excess of the growth in its industry production outlook. Recoveries by the Company from its customers of material cost inflation arising from non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements are also expected to increase net sales year-over-year. As a result, the Company expects increased revenue in 2023, excluding the impact of foreign currencies.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

The following table presents a summary of our operating results:

	Three Months Ended September 30,
(in millions, except per share data)	2023		2022
Net sales		% of net sales		% of net sales
Air Management	$1,945	53.7%	$1,843	57.1%
Drivetrain & Battery Systems	1,145	31.6	954	29.6
ePropulsion	571	15.8	489	15.2
Inter-segment eliminations	(39)	(1.1)	(60)	(1.9)
Total net sales	3,622	100.0	3,226	100.0
Cost of sales	2,970	82.0	2,619	81.2
Gross profit	652	18.0	607	18.8
Selling, general and administrative expenses - R&D, net	192	5.3	178	5.5
Selling, general and administrative expenses - Other	138	3.8	147	4.6
Restructuring expense	56	1.5	5	0.2
Other operating (income) expense, net	(6)	(0.2)	12	0.4
Operating income	272	7.5	265	8.2
Equity in affiliates’ earnings, net of tax	(10)	(0.3)	(5)	(0.2)
Realized and unrealized loss (gain) on debt and equity securities	60	1.7	(1)	—
Interest (income) expense, net	(19)	(0.5)	12	0.4
Other postretirement expense (income)	3	0.1	(1)	—
Earnings from continuing operations before income taxes and noncontrolling interest	238	6.6	260	8.1
Provision for income taxes	133	3.7	68	2.1
Net earnings from continuing operations	105	2.9	192	6.0
Net (loss) earnings from discontinued operations	(37)	(1.0)	100	3.1
Net earnings	68	1.9	292	9.1
Net earnings from continuing operations attributable to noncontrolling interest, net of tax	18	0.5	19	0.6
Net earnings attributable to BorgWarner Inc.	$50	1.4%	$273	8.5%
Earnings per share from continuing operations — diluted	$0.37		$0.73

Net sales
Net sales for the three months ended September 30, 2023 totaled $3,622 million, an increase of $396 million, or 12%, compared to the three months ended September 30, 2022. The change in net sales for the three months ended September 30, 2023 was primarily driven by the following:

•Favorable volume, mix and net new business increased sales approximately $322 million, or 10%. This increase was primarily driven by higher weighted average market production as estimated by the Company, which was up approximately 6% from the three months ended September 30, 2022. The remaining portion of this increase primarily reflected sales growth above market production, which the Company believes reflected higher demand for its products. Weighted average market production reflects light and commercial vehicle production as reported by IHS weighted for the Company’s geographic exposure, as estimated by the Company.
•Fluctuations in foreign currencies resulted in a year-over-year increase in sales of approximately $44 million primarily due to the strengthening of the Euro, partially offset by the weakening of the Chinese Renminbi, in each case relative to the U.S. Dollar.

•Recoveries from the Company’s customers of material cost inflation arising from non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements increased net sales by approximately $23 million.
•Acquisitions contributed $8 million in additional sales during the three months ended September 30, 2023.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,970 million and 82.0%, respectively, during the three months ended September 30, 2023, compared to $2,619 million and 81.2%, respectively, during the three months ended September 30, 2022. The change in cost of sales for the three months ended September 30, 2023 was primarily driven by the following:

•Higher sales volume, mix and net new business increased cost of sales by approximately $236 million.
•Fluctuations in foreign currencies resulted in a year-over-year increase in cost of sales of approximately $50 million primarily due to the strengthening of the Euro, partially offset by the weakening of the Chinese Renminbi, in each case relative to the U.S. Dollar.
•Cost of sales was also impacted by material cost inflation of approximately $24 million arising from non-contractual commercial negotiations and normal contractual supplier commodity pass-through arrangements with the Company’s suppliers.

Gross profit and gross margin were $652 million and 18.0%, respectively, during the three months ended September 30, 2023, compared to $607 million and 18.8%, respectively, during the three months ended September 30, 2022. The decrease in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended September 30, 2023 was $330 million as compared to $325 million for the three months ended September 30, 2022. SG&A as a percentage of net sales was 9.1% and 10.1% for the three months ended September 30, 2023 and 2022, respectively. The change in SG&A was primarily attributable to:

•Research and Development (“R&D”) costs increased by $14 million. R&D costs, net of customer reimbursements, were 5.3% of net sales for the three months ended September 30, 2023, compared to 5.5% of net sales for the three months ended September 30, 2022. The Company will continue to invest in R&D programs, which are necessary to support short- and long-term growth.
•Administrative expenses decreased by $15 million, which included various items such as professional fees.

Restructuring expense was $56 million and $5 million for the three months ended September 30, 2023 and 2022, respectively, primarily related to employee termination benefits. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs in its Foundational products businesses. During the three months ended September 30, 2023, the Company recorded $56 million of restructuring costs related to this plan.

Other operating (income) expense, net was income of $6 million and expense of $12 million for the three months ended September 30, 2023 and 2022, respectively.

During the three months ended September 30, 2023, the Company recorded a $7 million gain related to the sale of a European manufacturing facility. The sale of the facility was pursuant to a formal restructuring plan. During the three months ended September 30, 2022, the Company revised its estimate of the expected earn-out related to a previous divestiture resulting in a $9 million loss in the period.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $10 million and $5 million for the three months ended September 30, 2023 and 2022, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Realized and unrealized loss (gain) on debt and equity securities was a loss of $60 million and a gain of $1 million for the three months ended September 30, 2023 and 2022, respectively. This line item reflects the net realized and unrealized gains or losses recognized due to valuing the Company’s investments at fair value. For the three months ended September 30, 2023, this primarily related to losses recognized to adjust the Company’s investment in Wolfspeed Inc. (“Wolfspeed”) convertible debt securities to fair value.

Interest (income) expense, net was income of $19 million and expense of $12 million for the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, the Company recorded a $28 million gain on extinguishment of the Company’s 3.375% and 5.000% Senior Notes.

Provision for income taxes was $133 million for the three months ended September 30, 2023, resulting in an effective rate of 56%. This compared to $68 million, or an effective rate of 26%, for the three months ended September 30, 2022. During the three months ended September 30, 2023, a discrete tax benefit of approximately $31 million was recorded in relation to various changes in filling positions from prior years, a discrete tax benefit of approximately $12 million was recorded in relation to the Spin-Off, and a discrete tax expense of approximately $87 million was recorded in relation to changes in judgement related to the realization of deferred tax assets, primarily due to the impact of the Spin-Off on the allocation of the Company’s profits across jurisdictions for tax purposes as well as various tax structuring actions and strategies. During the three months ended September 30, 2022, a discrete tax benefit of $1 million was recorded relating to other tax adjustments.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

The following table presents a summary of our operating results:

	Nine Months Ended September 30,
(in millions, except per share data)	2023		2022
Net sales		% of net sales		% of net sales
Air Management	$5,951	55.7%	$5,328	57.2%
Drivetrain & Battery Systems	3,218	30.1	2,745	29.5
ePropulsion	1,624	15.2	1,361	14.6
Inter-segment eliminations	(117)	(1.1)	(116)	(1.2)
Total net sales	10,676	100.0	9,318	100.0
Cost of sales	8,767	82.1	7,588	81.4
Gross profit	1,909	17.9	1,730	18.6
Selling, general and administrative expenses - R&D, net	541	5.1	534	5.7
Selling, general and administrative expenses - Other	422	4.0	417	4.5
Restructuring expense	68	0.6	42	0.5
Other operating (income) expense, net	(1)	—	(7)	(0.1)
Operating income	879	8.2	744	8.0
Equity in affiliates’ earnings, net of tax	(23)	(0.2)	(21)	(0.2)
Realized and unrealized loss on debt and equity securities	129	1.2	27	0.3
Interest expense, net	3	—	41	0.4
Other postretirement expense (income)	8	0.1	(2)	—
Earnings from continuing operations before income taxes and noncontrolling interest	762	7.1	699	7.5
Provision for income taxes	230	2.2	177	1.9
Net earnings from continuing operations	532	5.0	522	5.6
Net (loss) earnings from discontinued operations	(12)	(0.1)	225	2.4
Net earnings	520	4.9	747	8.0
Net earnings from continuing operations attributable to noncontrolling interest, net of tax	49	0.5	58	0.6
Net earnings attributable to BorgWarner Inc.	$471	4.4%	$689	7.4%
Earnings per share from continuing operations — diluted	$2.06		$1.95

Net sales
Net sales for the nine months ended September 30, 2023 totaled $10,676 million, an increase of $1,358 million, or 15%, compared to the nine months ended September 30, 2022. The change in net sales for the nine months ended September 30, 2023 was primarily driven by the following:

•Favorable volume, mix and net new business increased sales approximately $1,305 million, or 14%. This increase was primarily driven by higher weighted average market production as estimated by the Company, which was up approximately 11% from the nine months ended September 30, 2022. The remaining portion of this increase primarily reflected sales growth above market production, which the Company believes reflected higher demand for its products. Weighted average market production reflects light and commercial vehicle production as reported by IHS weighted for the Company’s geographic exposure, as estimated by the Company.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $121 million primarily due to the weakening of the Chinese Renminbi and Korean Won, partially offset by the strengthening of the Euro, in each case relative to the U.S. Dollar.

•Recoveries from the Company’s customers of material cost inflation arising from non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements increased net sales by approximately $155 million.
•Acquisitions contributed $48 million in additional sales during the nine months ended September 30, 2023.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $8,767 million and 82.1%, respectively, during the nine months ended September 30, 2023, compared to $7,588 million and 81.4%, respectively, during the nine months ended September 30, 2022. The change in cost of sales for the nine months ended September 30, 2023 was primarily driven by the following:

•Higher sales volume, mix and net new business increased cost of sales by approximately $1,016 million.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $80 million primarily due to the weakening of the Chinese Renminbi and Korean Won, partially offset by the strengthening of the Euro, in each case relative to the U.S. Dollar.
•Cost of sales was also impacted by material cost inflation of approximately $142 million arising from non-contractual commercial negotiations and normal contractual supplier commodity pass-through arrangements with the Company’s suppliers.

Gross profit and gross margin were $1,909 million and 17.9%, respectively, during the nine months ended September 30, 2023, compared to $1,730 million and 18.6%, respectively, during the nine months ended September 30, 2022. The decrease in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the nine months ended September 30, 2023 was $963 million as compared to $951 million for the nine months ended September 30, 2022. SG&A as a percentage of net sales was 9.0% and 10.2% for the nine months ended September 30, 2023 and 2022, respectively. The change in SG&A was primarily attributable to:

•Research and Development (“R&D”) costs remained relatively flat. R&D costs, net of customer reimbursements, were 5.1% of net sales for the nine months ended September 30, 2023, compared to 5.7% of net sales for the nine months ended September 30, 2022.
•Employee-related costs increased $25 million.
•Administrative expenses decreased by $11 million, which included various items such as professional fees.

Restructuring expense was $68 million and $42 million for the nine months ended September 30, 2023 and 2022, respectively, primarily related to employee termination benefits. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs in its Foundational products businesses. During the nine months ended September 30, 2023, the Company recorded $68 million of restructuring costs related to this plan.

Other operating (income) expense, net was income of $1 million and $7 million for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023 and September 30, 2022, the Company recorded merger and acquisition expense, net of $18 million and $13 million, respectively, primarily related to professional fees associated with specific acquisition initiatives.

During the nine months ended September 30, 2023, the Company recorded a $13 million gain, primarily related to the sale of a European manufacturing facility and other fixed assets. The sale of the facility was pursuant to a formal restructuring plan.

During the nine months ended September 30, 2022, the Company recorded a $24 million pre-tax gain in connection with the sale of its interest in BorgWarner Romeo Power LLC, in which the Company owned a 60% interest.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $23 million and $21 million for the nine months ended September 30, 2023 and 2022, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Realized and unrealized loss on debt and equity securities was $129 million and $27 million for the nine months ended September 30, 2023 and 2022, respectively. This line item reflects the net unrealized gains or losses recognized due to valuing the Company’s investments at fair value. For the nine months ended September 30, 2023, this primarily related to losses recognized to adjust the Company’s investment in Wolfspeed convertible debt securities to fair value. For the nine months ended September 30, 2022, the Company recorded a loss and sold all of its remaining investment in Romeo Power, Inc.

Interest expense, net was $3 million and $41 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, the Company recorded a $28 million gain on extinguishment of the Company’s 3.375% and 5.000% Senior Notes.

Provision for income taxes was $230 million for the nine months ended September 30, 2023, resulting in an effective rate of 30%. This compared to $177 million, or an effective rate of 25%, for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, a discrete tax benefit of approximately $14 million was recorded related to the resolution of tax audits, a discrete tax benefit of approximately $41 million was recorded in relation to the Spin-Off, a discrete tax benefit of approximately $39 million was recorded in relation to various changes in filling positions for prior years, a discrete tax expense of approximately $9 million was recorded for the impact of enacted tax law changes, and a discrete tax expense of approximately $85 million was recorded in relation to changes in judgement related to the recovery of deferred tax assets, primarily due to the impact of the Spin-Off on the allocation of the Company’s profits across jurisdictions for tax purposes as well as various tax structuring actions and strategies. During the nine months ended September 30, 2022, a discrete tax benefit of $8 million was recorded relating to other tax adjustments.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $0.37 and $0.73 for the three months ended September 30, 2023 and 2022, respectively, and $2.06 and $1.95 for the nine months ended September 30, 2023 and 2022, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-comparable items:	2023	2022	2023	2022
Merger, acquisition and divestiture expense, net	$(0.01)	$(0.01)	$(0.05)	$(0.07)
Restructuring expense	(0.17)	(0.02)	(0.21)	(0.17)
Service and lease agreement termination	—	—	(0.03)	—
Loss (gain) on sale of business	—	(0.03)	0.02	0.05
Gain on sale of assets	0.03	—	0.04	—
Gain on debt extinguishment	0.09	—	0.09	—
Other non-comparable items	(0.05)	0.01	(0.06)	0.03
Realized and unrealized (loss) gain on debt and equity securities	(0.32)	—	(0.55)	(0.11)
Tax adjustments	(0.18)	—	—	0.04
Total impact of non-comparable items per share - diluted	$(0.61)	$(0.05)	$(0.75)	$(0.23)

Results by Reportable Segment

The Company’s business is aggregated into three reportable segments: Air Management, Drivetrain & Battery Systems, and ePropulsion. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems. In previous quarters, the Company presented two additional segments, Fuel Systems and Aftermarket, for a total of five reportable segments. As a result of the Spin-Off, Fuel Systems and Aftermarket are no longer reportable segments. The historical results of operations and the financial position of PHINIA for periods prior to the Spin-Off are presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements.

In the first quarter of 2023, the Company elected to disaggregate the former e-Propulsion & Drivetrain reportable segment into two separate reportable segments of Drivetrain & Battery Systems and ePropulsion. The Drivetrain & Battery Systems segment’s technologies include battery management systems and control modules, software, friction and mechanical products for automatic transmissions and torque-management products. The ePropulsion segment primarily includes rotating electrical components, power electronics, electronic control units, inverters and electric motors.

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

The reportable segment disclosures have been updated accordingly, including recasting prior period information for the new reporting structures and to reflect the discontinued operations related to the Spin-Off.

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

The following tables presents net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Air Management	$1,945	$294	15.1%	$1,843	$291	15.8%
Drivetrain & Battery Systems	1,145	147	12.8%	954	103	10.8%
ePropulsion	571	(20)	(3.5)%	489	(33)	(6.7)%
Inter-segment eliminations	(39)	—		(60)	—
Totals	$3,622	$421		$3,226	$361

The Air Management segment’s net sales increased $102 million, or 6%, and Segment Adjusted Operating Income increased $3 million from the three months ended September 30, 2022. Foreign currencies resulted in a year-over-year increase in sales of approximately $45 million primarily due to the strengthening of the Euro, partially offset by the weakening of the Chinese Renminbi, in each case relative to the U.S. Dollar. Acquisitions contributed $8 million in additional sales during the three months ended September 30, 2023. The increase excluding these items was primarily due to approximately $58 million of volume, mix, net new business driven by increased demand for the Company’s products, higher weighted average market production compared to the prior year, non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was 15.1% for the three months ended September 30, 2023, compared to 15.8% during the three months ended September 30, 2022. The Segment Adjusted Operating Income increase was primarily due to conversion on higher sales and customer recoveries of inflation, partially offset by higher input costs due to inflation and eProducts investments.

The Drivetrain & Battery Systems segment’s net sales increased $191 million, or 20%, and Segment Adjusted Operating Income increased $44 million from the three months ended September 30, 2022. Foreign currencies resulted in a year-over-year increase in sales of approximately $12 million primarily due to the strengthening of the Euro, partially offset by the weakening of the Chinese Renminbi, in each case relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $164 million of volume, mix and net new business driven by increased demand for the Company’s battery systems, higher weighted average market production compared to the prior year, non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was 12.8% for the three months ended September 30, 2023, compared to 10.8% during the three months ended September 30, 2022. The Segment Adjusted Operating Income increase was primarily due to conversion on higher sales and customer recoveries of inflation, partially offset by higher input costs due to inflation and battery systems operating losses.

The ePropulsion segment’s net sales increased $82 million, or 17%, and Segment Adjusted Operating

Loss decreased $13 million from the three months ended September 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $13 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar. The increase excluding these items was primarily due to approximately $93 million of volume, mix and net new business driven by increased demand for the Company’s products, higher weighted average market production compared to the prior year, non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was (3.5)% for the three months ended September 30, 2023, compared to (6.7)% during the three months ended September 30, 2022. The Segment Adjusted Operating Loss was primarily due to investments in R&D for eProducts. The Segment Adjusted Operating Loss improvement was due to conversion on higher sales, customer recoveries of inflation, lower R&D and SG&A spending, partially offset by higher input costs due to inflation and depreciation.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Air Management	$5,951	$884	14.9%	$5,328	$793	14.9%
Drivetrain & Battery Systems	3,218	400	12.4%	2,745	330	12.0%
ePropulsion	1,624	(74)	(4.6)%	1,361	(89)	(6.5)%
Inter-segment eliminations	(117)	—		(116)	—
Totals	$10,676	$1,210		$9,318	$1,034

The Air Management segment’s net sales increased $623 million, or 12%, and Segment Adjusted Operating Income increased $91 million from the nine months ended September 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $44 million primarily due to the weakening of the Chinese Renminbi and Korean Won, partially offset by the strengthening of the Euro, in each case relative to the U.S. Dollar. Acquisitions contributed $23 million in additional sales during the nine months ended September 30, 2023. The increase excluding these items was primarily due to approximately $658 million of volume, mix and net new business driven by increased demand for the Company’s products, higher weighted average market production compared to the prior year, non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was 14.9% for the nine months ended September 30, 2023 and September 30, 2022. The Segment Adjusted Operating Income increase was primarily due to conversion on higher sales and customer recoveries, which was offset by higher input costs due to inflation.

The Drivetrain & Battery Systems segment’s net sales increased $473 million, or 17%, and Segment Adjusted Operating Income increased $70 million from the nine months ended September 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $31 million primarily due to the weakening of the Chinese Renminbi, partially offset by the strengthening of the Euro, in each case relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $490 million of volume, mix and net new business driven by increased demand for the Company’s battery systems, higher weighted average market production compared to the prior year, non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was 12.4% for the nine months ended September 30, 2023, compared to 12.0% during the nine months ended September 30, 2022. The Segment Adjusted Operating Income increase was primarily due to conversion on higher sales and customer recoveries, partially offset by higher input costs due to inflation and investments in R&D for battery systems.

The ePropulsion segment’s net sales increased $263 million, or 19%, and Segment Adjusted Operating Loss decreased $15 million from the nine months ended September 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $46 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar. Acquisitions contributed $25 million in additional sales during the nine months ended September 30, 2023. The increase excluding these items was primarily due to approximately $282 million of volume, mix and net new business driven by increased demand for the Company’s products, higher weighted average market production compared to the prior year, non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was (4.6)% for the nine months ended September 30, 2023, compared to (6.5)% during the nine months ended September 30, 2022. The Segment Adjusted Operating Loss was primarily due to investments in R&D for eProducts. The Segment Adjusted Operating Loss improvement was due to conversion on higher sales related to eProducts growth.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of September 30, 2023, the Company had liquidity of $2,949 million, comprised of cash and cash equivalent balances of $949 million and an undrawn revolving credit facility of $2,000 million. The Company was in full compliance with its covenants under the revolving credit facility and had full access to its undrawn revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of September 30, 2023, cash balances of $625 million were held by the Company’s subsidiaries outside the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility that includes a feature allowing the Company the ability to increase the facility by $1.0 billion with bank group approval. This facility matures in September 2028. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at September 30, 2023. At September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2023 and December 31, 2022.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2.0 billion.

In addition to the revolving credit facility, the Company’s universal shelf registration statement filed with the U.S. Securities and Exchange Commission provides the Company with the ability to issue various debt and equity securities subject to market conditions.

On February 8, 2023, April 26, 2023 and July 26, 2023, the Company’s Board of Directors declared quarterly cash dividends of $0.17, $0.17 and $0.11 per share of common stock, respectively. The dividends were paid on March 15, 2023, June 15, 2023 and September 15, 2023, respectively. The Company’s third quarter cash dividend rate compared to the second quarter dividend rate reflects the impact of the Spin-Off.

From a credit quality perspective, the Company has a credit rating of BBB+ from Fitch Ratings, BBB from Standard & Poor's and Baa1 from Moody's. The current outlook from each of Fitch, Standard & Poor’s and Moody’s is stable. None of the Company's debt agreements require accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Nine Months Ended September 30,
(in millions)	2023	2022
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$532	$522
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	376	360
Intangible asset amortization	51	52
Restructuring expense, net of cash paid	61	39
Stock-based compensation expense	50	36
Gain on debt extinguishment	(28)	—
Gain on sale of business	(5)	(17)
Deferred income tax expense (benefit)	19	(14)
Realized and unrealized loss on debt and equity securities	129	27
Other non-cash adjustments	(80)	(1)
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	1,105	1,004
Retirement plan contributions	(13)	(18)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(767)	(544)
Inventories	(126)	(187)
Accounts payable and accrued expenses	301	274
Other assets and liabilities	10	23
Net cash provided by operating activities from continuing operations	$510	$552

Net cash provided by operating activities was $510 million for the nine months ended September 30, 2023 compared to net cash provided by operating activities of $552 million for the nine months ended September 30, 2022. The decrease for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 was primarily due to increased working capital investments.

Investing Activities

	Nine Months Ended September 30,
(in millions)	2023	2022
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	$(624)	$(427)
Payments for businesses acquired, net of cash acquired	(31)	(288)
Proceeds from settlement of net investment hedges, net	25	40
Proceeds from investments in debt and equity securities, net	63	27
Proceeds from the sale of business, net	—	25
Proceeds from asset disposals and other, net	29	16
Net cash used in investing activities from continuing operations	$(538)	$(607)

Net cash used in investing activities was $538 million during the first nine months of 2023 compared to $607 million during the first nine months of 2022. In 2023, the Company paid $31 million related to the acquisition of the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric. In 2022, the Company paid $288 million related to the acquisitions of Rhombus Energy Solutions and Santroll Automotive Components. As a percentage of sales, capital expenditures were 5.8% and 4.6% for the nine months ended September 30, 2023 and 2022, respectively. The increase in capital expenditures was to support the planned growth of eProducts.

Financing Activities

	Nine Months Ended September 30,
(in millions)	2023	2022
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net increase in notes payable	$3	$—
Additions to debt	4	2
Payments for debt issuance costs	(3)	—
Repayments of debt, including current portion	(444)	(9)
Payments for purchase of treasury stock	—	(240)
Payments for stock-based compensation items	(25)	(18)
Payments for contingent consideration	(23)	—
Purchase of noncontrolling interest	(15)	(56)
Net distribution from PHINIA	401	—
Dividends paid to BorgWarner stockholders	(105)	(121)
Dividends paid to noncontrolling stockholders	(71)	(48)
Net cash used in financing activities from continuing operations	$(278)	$(490)

Net cash used in financing activities was $278 million during the first nine months of 2023 compared to $490 million during the first nine months of 2022. Net cash used in financing activities during the nine months ended September 30, 2023 was primarily related to $105 million in dividends paid to the Company’s stockholders, $71 million in dividends paid to noncontrolling stockholders of the Company’s consolidated joint ventures and $23 million in contingent consideration payments. Additionally, during the nine months ended September 30, 2023, the Company used $15 million to purchase the noncontrolling interest of a joint venture in Korea. Finally, during the nine months ended September 30, 2023, the Company executed the Spin-Off and received a net distribution, which was primarily utilized to purchase and extinguish a portion of senior notes due in 2025.

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 17 and 22 such sites as of September 30, 2023 and December 31, 2022, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Korean Won, Mexican Peso, Polish Zloty, Singapore Dollar and Thailand Baht. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of September 30, 2023 and December 31, 2022, the Company recorded a deferred gain of $224 million and $196 million, respectively, both before taxes, for designated net investment hedges within accumulated other comprehensive income (loss).

The significant foreign currency translation adjustments during the three and nine months ended September 30, 2023 and 2022 are shown in the following tables, which provide the percentage change in U.S. dollar against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Chinese renminbi	(1)%	$(1)	(6)%	$(101)
Euro	(3)%	$(47)	(1)%	$(48)
Korean won	(3)%	$(12)	(7)%	$(30)

(in millions, except for percentages)	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Chinese renminbi	(6)%	$(138)	(11)%	$(270)
Euro	(6)%	$(61)	(14)%	$(135)
Korean won	(11)%	$(62)	(17)%	$(116)
British pound	(8)%	$(28)	(18)%	$(65)

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

Item 1A. Risk Factors

During the nine months ended September 30, 2023, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In January 2020, the Company’s Board of Directors authorized the purchase of up to $1 billion of the Company’s common stock, which replaced the previous share repurchase program. This share repurchase authorization does not expire. As of September 30, 2023, the Company has repurchased $456 million of common stock under this repurchase program. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended September 30, 2023:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
July 1, 2023 - July 31, 2023
Common Stock Repurchase Program	—	$—	—	$544
Employee transactions	—	$—	—
August 1, 2023 - August 31, 2023
Common Stock Repurchase Program	—	$—	—	$544
Employee transactions	11	$45.44	—
September 1, 2023 - September 30, 2023
Common Stock Repurchase Program	—	$—	—	$544
Employee transactions	816	$40.56	—

Item 5. Other Information

During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1
Fifth Amended and Restated Credit Agreement dated as of September 22, 2023, among BorgWarner Inc., Bank of America, N.A., as Administrative Agent for the Lenders and as Swingline Lender and an Issuing Bank, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2023).

Exhibit 10.2	BorgWarner Inc. 2023 Stock Incentive Plan, as Amended and Restated.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

Date: November 2, 2023