Form 10-Q
period 2024-03-31
BORGWARNER INC
filed 2024-05-02
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of April 25, 2024, the registrant had 227,837,662 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2024

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (this “Form 10-Q” or “report”) (including Management’s Discussion and Analysis of Financial Condition and Results of Operations) may constitute forward-looking statements as contemplated by the 1995 Private Securities Litigation Reform Act (the “Act”) that are based on management's current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “guidance,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”), are inherently forward-looking. All forward-looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. Forward-looking statements are not guarantees of performance, and the Company’s actual results may differ materially from those expressed, projected, or implied in or by the forward-looking statements.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include supply disruptions impacting us or our customers, commodity availability and pricing, and an inability to achieve expected levels of recoverability in commercial negotiations with customers concerning these costs; competitive challenges from existing and new competitors, including original equipment manufacturer (“OEM”) customers; the challenges associated with rapidly changing technologies, particularly as they relate to electric vehicles, and our ability to innovate in response; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; potential disruptions in the global economy caused by wars or other geopolitical conflicts; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis; the possibility that our 2023 tax-free spin-off of our former Fuel Systems and Aftermarket segments into a separate publicly traded company will not achieve its intended benefits; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; our dependence on automotive and truck production, which is highly cyclical and subject to disruptions; our reliance on major OEM customers; impacts of any future strikes involving any of our OEM customers and any actions such OEM customers take in response; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims, or governmental investigations, including related litigation; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and the other risks noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in our most recently-filed Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Cash, cash equivalents and restricted cash	$1,037	$1,534
Receivables, net	3,289	3,109
Inventories, net	1,333	1,313
Prepayments and other current assets	298	261
Total current assets	5,957	6,217

Property, plant and equipment, net	3,766	3,783
Investments and long-term receivables	365	364
Goodwill	2,977	3,013
Other intangible assets, net	540	564
Other non-current assets	517	512
Total assets	$14,122	$14,453

LIABILITIES AND EQUITY
Short-term debt	$445	$73
Accounts payable	2,378	2,546
Other current liabilities	1,046	1,148
Total current liabilities	3,869	3,767

Long-term debt	3,295	3,707
Retirement-related liabilities	142	146
Other non-current liabilities	774	767
Total liabilities	8,080	8,387

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,632	2,689
Retained earnings	6,325	6,152
Accumulated other comprehensive loss	(883)	(828)
Common stock held in treasury, at cost	(2,236)	(2,188)
Total BorgWarner Inc. stockholders’ equity	5,841	5,828
Noncontrolling interest	201	238
Total equity	6,042	6,066
Total liabilities and equity	$14,122	$14,453

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Net sales	$3,595	$3,383
Cost of sales	2,951	2,806
Gross profit	644	577

Selling, general and administrative expenses	329	299
Restructuring expense	19	3
Other operating expense, net	1	1
Operating income	295	274

Equity in affiliates’ earnings, net of tax	(5)	(1)
Unrealized loss on debt and equity securities	2	15
Interest expense, net	5	10
Other postretirement expense	3	2
Earnings from continuing operations before income taxes and noncontrolling interest	290	248

Provision for income taxes	62	67
Net earnings from continuing operations	228	181
Net (loss) earnings from discontinued operations	(7)	49
Net earnings	221	230
Net earnings from continuing operations attributable to noncontrolling interest	15	13
Net earnings attributable to BorgWarner Inc.	$206	$217

Amounts attributable to BorgWarner Inc.:
Net earnings from continuing operations	$213	$168
Net (loss) earnings from discontinued operations	(7)	49
Net earnings attributable to BorgWarner Inc.	$206	$217

Earnings per share from continuing operations — basic	$0.94	$0.72
Earnings per share from discontinued operations — basic	(0.03)	0.21
Earnings per share attributable to BorgWarner Inc. — basic	$0.91	$0.93

Earnings per share from continuing operations — diluted	$0.93	$0.72
Earnings per share from discontinued operations — diluted	(0.03)	0.21
Earnings per share attributable to BorgWarner Inc. — diluted	$0.90	$0.93

Weighted average shares outstanding:
Basic	227.7	232.8
Diluted	228.3	234.4

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Net earnings attributable to BorgWarner Inc.	$206	$217

Other comprehensive (loss) income
Foreign currency translation adjustments	(66)	39
Hedge instruments[1]	8	14
Postretirement defined benefit plans[1]	3	(1)
Total other comprehensive (loss) income attributable to BorgWarner Inc.	(55)	52

Comprehensive income attributable to BorgWarner Inc.[1]	151	269

Net earnings from continuing operations attributable to noncontrolling interest	15	13
Other comprehensive loss attributable to noncontrolling interest[1]	(5)	(1)
Comprehensive income	$161	$281
____________________________________
1    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net cash (used in) provided by operating activities of continuing operations (see Note 23)	$(118)	$59
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	(190)	(239)
Payments for businesses acquired, net of cash acquired	—	(19)
Proceeds from settlement of net investment hedges, net	12	13
Proceeds from the sale of business, net	3	—
Proceeds from asset disposals and other, net	—	1
Net cash used in investing activities from continuing operations	(175)	(244)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Additions to debt	—	1
Repayments of debt, including current portion	(12)	(2)
Payments for purchase of treasury stock	(100)	—
Payments for stock-based compensation items	(23)	(25)
Dividends paid to BorgWarner stockholders	(25)	(39)
Dividends paid to noncontrolling stockholders	(23)	(25)
Net cash used in financing activities from continuing operations	(183)	(90)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities of discontinued operations	(10)	(71)
Investing activities of discontinued operations	—	(38)
Net cash used in discontinued operations	(10)	(109)
Effect of exchange rate changes on cash	(11)	(4)
Net decrease in cash, cash equivalents and restricted cash	(497)	(388)
Cash, cash equivalents and restricted cash at beginning of year	1,534	1,338
Cash, cash equivalents and restricted cash at end of period	$1,037	$950
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	$—	$181
Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,037	$769

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet as of December 31, 2023 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

On July 3, 2023, BorgWarner completed the previously announced spin-off (“Spin-Off”) of its Fuel Systems and Aftermarket segments in a transaction intended to qualify as tax free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of PHINIA, Inc. (“PHINIA”) to holders of record of common stock of the Company on a pro-rata basis. Each holder of record of common stock of the Company received one share of PHINIA common stock for every five shares of common stock of the Company held on June 23, 2023, the record date for the distribution (“Distribution Date”). In lieu of fractional shares of PHINIA, stockholders of the Company received cash. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.

In connection with the Spin-Off, the Company entered into several agreements with PHINIA on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with PHINIA after the Spin-Off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, an intellectual property cross-license agreement and a transition services agreement through which the Company and PHINIA will continue to provide certain services to each other following the Spin-Off. The Company expects performance under the transition services agreement to be substantially complete by June 30, 2024.

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” It requires incremental disclosures related to an entity’s reportable segments, including (i) significant segment expense categories and amounts for each reportable segment that are provided to the chief operating decision maker (“CODM”), (ii) an aggregate amount and description of other segment items included in each reported measure, (iii) all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 to be disclosed in interim periods, (iv) the title and position of the individual or the name of the group identified as the CODM and (v) an explanation of how the CODM uses the reported measures of segment profit or loss to assess performance and allocate resources to the segment. The standard improves transparency by providing disaggregated expense information about an entity’s reportable segments. The standard does not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. The Company does not expect this guidance to have a material impact on the identification of its reportable segments or its Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” It requires entities to disaggregate information related to the effective tax rate reconciliation and income taxes paid. The standard improves transparency by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This guidance is effective for annual reporting periods beginning after December 15, 2024. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

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

Due to the insignificant size of the 2024 and 2023 acquisitions, both individually and in the aggregate, relative to the Company, supplemental pro forma financial information for the current and prior reporting periods is not provided.

Eldor Corporation’s Electric Hybrid Systems Business

On December 1, 2023, the Company completed its acquisition of the electric hybrid systems business segment of Eldor Corporation (“Eldor”), which is headquartered in Italy. The Company expects the acquisition to complement its existing ePropulsion product portfolio by enhancing the Company’s engineering capabilities in power electronics. The Company paid €72 million ($78 million) at closing and is obligated to remit up to €175 million ($191 million) of earn-out payments that could be paid over the two years following closing. The earn-out payments are contingent upon booked business for future periods from new customer awards. The Company’s current estimates indicate that the minimum threshold for the earn-out target will not be achieved; thus, no amount of the potential earn-out payments has been included in the purchase consideration or in the Company’s Condensed Consolidated Balance Sheet.

The purchase price was allocated on a preliminary basis as of December 1, 2023. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. Certain estimated values for the acquisition, including goodwill, tangible and intangible assets and deferred taxes, are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation of assets acquired and liabilities assumed may be materially different than the estimated values shown below.

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

(in millions)	Estimated Life	Estimated Fair Value
Developed technology	6 years	$9
Customer relationships	10 years	2
Total other intangible assets		$11

Identifiable intangible assets were valued using the market approach.

The impact of the Eldor acquisition on net sales and net earnings was immaterial for the three months ended March 31, 2024.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition complements the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of base purchase price in the year ended December 31, 2023. Of the remaining ¥51 million ($8 million) of base purchase price, ¥31 million ($5 million) is payable by July 31, 2024 and is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024. The remaining ¥20 million ($3 million) of base purchase price is payable before April 30, 2025 and is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024. Pursuant to the agreement, the Company’s obligation to remit up to ¥103 million ($15 million) of earn-out payments is contingent upon the achievement of certain revenue and pre-tax profit margin targets in 2023 and 2024 as well as the retention of key employees during the same time period. As of March 31, 2024, the Company’s estimate of the earn-out payments was approximately ¥20 million ($3 million), of which half is recorded in Other current liabilities and half is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The Company finalized its valuation of the assets and liabilities of the SSE acquisition during the third quarter of 2023. Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $2 million was recorded within the Company’s Air Management segment. Goodwill consists of the Company’s expected future economic benefits that will be realized from expanding the Company’s electric vehicle portfolio as electric vehicle production continues to increase. Goodwill is not deductible for tax purposes in China.

The following table summarizes the other intangible assets acquired:

(in millions)	Estimated Life	Estimated Fair Value
Developed technology	5 years	$2
Customer relationships	6 years	1
Total other intangible assets		$3

The impact of the SSE acquisition on net sales and net earnings was immaterial for the three months ended March 31, 2024 and 2023.

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthens the Company’s power electronics capabilities in auxiliary inverters, which the Company expects will help to accelerate the growth of its High Voltage eFan business. The Company paid ₣27 million ($29 million) at closing, and up to ₣10 million ($10 million) could be paid in the form of contingent earn-out payments over the three years following closing. The earn-out payments are contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. As of March 31, 2024, the Company’s estimate of the earn-out payments was approximately ₣10 million ($11 million), which is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The impact of the Drivetek acquisition on net sales and net earnings was immaterial for the three months ended March 31, 2024 and 2023.

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

The Company paid $131 million at closing. Pursuant to the Agreement, the Company is obligated to remit up to $30 million of earn-out payments, payable in 2025, contingent upon achievement of certain sales dollars, sales volume, and gross margin targets. The Company’s current estimates indicate that the minimum thresholds for these earn-out targets will not be achieved; thus, no amount for the earn-out payments has been included in the purchase consideration or in the Company’s Condensed Consolidated Balance Sheet. Additionally, pursuant to the Agreement, the Company is obligated to remit up to $25 million over the three years following closing in key employee retention-related payments, which include certain performance targets. The amounts are being accounted for as post-combination expense.

The impact of the Rhombus acquisition on net sales and net earnings was immaterial for the three months ended March 31, 2024 and 2023.

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

The total final consideration was $192 million, including approximately ¥1.0 billion ($152 million) of base purchase price and ¥0.25 billion ($40 million) of originally estimated earn-out payments. The Company paid approximately ¥1.0 billion ($157 million) of base purchase price in the year ended December 31, 2022 and no longer expects to recapture a previously anticipated $5 million of post-closing adjustments, which was recorded in Other operating expense, net during the three months ended March 31, 2023. Pursuant to the ETA, the obligation of the Company to remit up to ¥0.3 billion (approximately $47 million) of earn-out payments was contingent upon achievement of certain sales volume targets and certain estimated future volume targets associated with newly awarded business. During the second quarter of 2023, the Company paid approximately ¥0.2 billion ($24 million) to settle the remaining earn-out liability and related adjustments.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $16 million and $18 million at March 31, 2024 and December 31, 2023, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities in the Condensed Consolidated Balance Sheets and were $17 million at March 31, 2024 and $18 million at December 31, 2023. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and, at times, provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of March 31, 2024 and December 31, 2023, the Company recorded customer incentive payments of $26 million and $27 million, respectively, in Prepayments and other current assets, and $47 million and $58 million, respectively, in Other non-current assets in the Condensed Consolidated Balance Sheets.

The Company’s products can be disaggregated by two types: eProducts and Foundational products. eProducts include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. The following table represents a disaggregation of revenue from contracts with customers by Foundational products and eProducts for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in millions)	2024	2023
Foundational products	$3,089	$2,968
eProducts	506	415
Total	$3,595	$3,383
The following tables represent a disaggregation of revenue from contracts with customers by reportable segment and region. Refer to Note 22, “Reportable Segments,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended March 31, 2024
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
North America	$560	$401	$52	$1,013
Europe	909	386	119	1,414
Asia	488	366	259	1,113
Other	51	4	—	55
Total	$2,008	$1,157	$430	$3,595

	Three Months Ended March 31, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
North America	$522	$371	$128	$1,021
Europe	895	300	62	1,257
Asia	491	283	276	1,050
Other	52	1	2	55
Total	$1,960	$955	$468	$3,383

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

The following tables display the Company’s restructuring expense by reportable segment:

	Three Months Ended March 31, 2024
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Corporate	Total
Employee termination benefits	$6	$7	$—	$—	$13
Other	3	—	3	—	6
Total restructuring expense	$9	$7	$3	$—	$19

	Three Months Ended March 31, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Corporate	Total
Employee termination benefits	$2	$—	$—	$—	$2
Other	1	—	—	—	1
Total restructuring expense	$3	$—	$—	$—	$3

The following tables display a roll forward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2024	$68	$7	$75
Restructuring expense, net	13	6	19
Cash payments	(9)	(6)	(15)
Foreign currency translation adjustment and other	(2)	—	(2)
Balance at March 31, 2024	70	7	77
Less: Non-current restructuring liability	9	—	9
Current restructuring liability at March 31, 2024	$61	$7	$68

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2023	$39	$9	$48
Restructuring expense, net	2	1	3
Cash payments	(14)	(2)	(16)
Foreign currency translation adjustment and other	—	—	—
Balance at March 31, 2023	27	8	35
Less: Non-current restructuring liability	6	—	6
Current restructuring liability at March 31, 2023	$21	$8	$29

2023 Structural Costs Plan In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the three months ended March 31, 2024 and 2023, the Company recorded $19 million and $3 million, respectively, of restructuring costs related to this plan. Cumulatively, the Company has incurred $98 million of restructuring charges related to this plan.

The following provides details of restructuring expense incurred by the Company’s reportable segments during the three months ended March 31, 2024 and 2023, related to the plan discussed above:

Air Management
•During the three months ended March 31, 2024, the segment recorded $9 million of restructuring costs under this plan. This primarily related to $6 million employee termination benefits for programs in Europe, China and the U.S.

•During the three months ended March 31, 2023, the segment recorded $3 million of restructuring costs under this plan. This primarily related to $2 million for a voluntary termination program.

Drivetrain & Battery Systems
•During the three months ended March 31, 2024, the segment recorded $7 million of restructuring costs under this plan, primarily related to employee termination benefits for a program in Europe.

ePropulsion
•During the three months ended March 31, 2024, the segment recorded $3 million of restructuring costs under this plan, primarily related to contract cancellations and equipment relocation costs.

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

NOTE 6 RESEARCH AND DEVELOPMENT COSTS

The Company’s net Research & Development (“R&D”) expenditures are included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation, as stated in the respective customer agreement. The Company has contracts with several customers relating to R&D activities that the Company performs at the Company’s various R&D locations.

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2024	2023
Gross R&D expenditures	$218	$197
Customer reimbursements	(31)	(31)
Net R&D expenditures	$187	$166

NOTE 7 OTHER OPERATING EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended March 31,
(in millions)	2024	2023
Merger and acquisition expense, net	$2	$8
Other income, net	(1)	(7)
Other operating expense, net	$1	$1

Merger and acquisition expense, net: During the three months ended March 31, 2024 and 2023, the Company recorded merger and acquisition expense, net of $2 million and $8 million, respectively, primarily related to professional fees associated with specific acquisition initiatives.

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

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 21% and 27%, respectively. During the three months ended March 31, 2024, a discrete tax benefit of $1 million was recorded related to various changes in filing positions for prior years. During the three months ended March 31, 2023, a discrete tax benefit of $13 million was recorded related to the resolution of tax audits, and a $10 million discrete tax expense was recorded for the impact of enacted tax law changes.

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

The Company estimates that it is reasonably possible there could be a decrease of approximately $113 million in unrecognized tax benefits and interest in the next 12 months related to the conclusion of tax audits and the lapse of statutes of limitations subsequent to the reporting period in certain taxing jurisdictions.

NOTE 9 INVENTORIES, NET

A summary of Inventories, net is presented below:

	March 31,	December 31,
(in millions)	2024	2023
Raw material and supplies	$982	$991
Work in progress	164	160
Finished goods	220	194
FIFO inventories	1,366	1,345
LIFO reserve	(33)	(32)
Inventories, net	$1,333	$1,313

NOTE 10 OTHER ASSETS

Additional detail related to assets is presented below:

	March 31,	December 31,
(in millions)	2024	2023
Prepayments and other current assets:
Prepaid tooling	$86	$89
Derivative instruments	53	32
Prepaid taxes	49	38
Customer incentive payments (Note 4)	26	27
Contract assets (Note 4)	16	18
Prepaid insurance	7	10
Other	61	47
Total prepayments and other current assets	$298	$261

Investments and long-term receivables:
Investment in equity affiliates	$241	$237
Investment in equity securities	69	71
Long-term receivables	55	56
Total investments and long-term receivables	$365	$364

Other non-current assets:
Deferred income taxes	$256	$257
Operating leases	137	143
Customer incentive payments (Note 4)	47	58
Derivative instruments	37	15
Other	40	39
Total other non-current assets	$517	$512

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

During the first quarter of 2024, the Company reduced the outlook of its ePropulsion business in response to volatility in actual and expected customer production schedules. This was viewed as a triggering event, and as a result, the Company performed an interim quantitative analysis of the fair value of the ePropulsion reporting unit. The estimated fair value was determined using a combined income and market approach, consistent with the Company’s analysis performed during the fourth quarter of 2023. The most critical assumptions used in the calculation of the fair value of the ePropulsion reporting unit were projected revenue growth rates, projected operating income margin, and discount rates. Additionally, as of March 31, 2024, the carrying value of the ePropulsion reporting unit was higher than the carrying value used in the most recent quantitative analysis in 2023 due to capital investments made in the business.

Based on this interim impairment test, the ePropulsion reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 5%, resulting in no impairment.

The fair value of the ePropulsion reporting unit’s goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected operating margin and discount rate used to evaluate the fair value of these assets and market multiples assumptions applied by the Company. Future changes in the judgments, assumptions and estimates from those used in valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

No events or circumstances were noted related to the Company’s other reporting units in the three months ended March 31, 2024 that required additional assessment or testing.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
Gross goodwill balance, December 31, 2023	$1,579	$1,455	$481	$3,515
Accumulated impairment losses, December 31, 2023	(502)	—	—	(502)
Net goodwill balance, December 31, 2023	$1,077	$1,455	$481	$3,013
Goodwill during the period:
Other, primarily translation adjustment	(9)	(16)	(11)	(36)
Ending balance, March 31, 2024	$1,068	$1,439	$470	$2,977

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		March 31, 2024			December 31, 2023
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$360	$151	$209	$364	$145	$219
Customer relationships	6 - 15	630	308	322	641	305	336
Miscellaneous	2 - 5	9	6	3	9	6	3
Total amortized intangible assets		999	465	534	1,014	456	558
Unamortized trade names		6	—	6	6	—	6
Total other intangible assets		$1,005	$465	$540	$1,020	$456	$564

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2024	2023
Beginning balance, January 1	$196	$185
Provisions for current period sales	19	21
Adjustments of prior estimates	(4)	(3)
Payments	(21)	(26)
Other, primarily translation adjustment	(4)	1
Ending balance, March 31	$186	$178

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
(in millions)	2024	2023
Other current liabilities	$80	$91
Other non-current liabilities	106	105
Total product warranty liability	$186	$196

NOTE 13 DEBT

As of March 31, 2024 and December 31, 2023, the Company had debt outstanding as follows:

	March 31,	December 31,
(in millions)	2024	2023
Short-term borrowings	$58	$70

Long-term debt
3.375% Senior notes due 03/15/25 ($384 million par value)	384	384
5.000% Senior notes due 10/01/25 ($453 million par value)[1]	474	477
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,094	1,093
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
1.000% Senior Notes due 05/19/31 (€1,000 million par value)	1,064	1,088
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	51	53
Total long-term debt	3,682	3,710
Less: current portion	387	3
Long-term debt, net of current portion	$3,295	$3,707
_____________________________
1 These notes include the fair value step up of $21 million and $24 million as of March 31, 2024 and December 31, 2023, respectively, related to the Delphi Technologies acquisition in 2020. The fair value step up was calculated based on observable market data and is amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of March 31, 2024 and December 31, 2023, the Company had $58 million and $70 million, respectively, in borrowings under these facilities, which are classified in Short-term debt in the Condensed Consolidated Balance Sheets. The short-term borrowings primarily relate to a European money market loan with an interest rate of Euribor plus 1.75% that is callable upon immediate notice by either party.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in millions)	2024	2023
Interest expense	$15	$17
Interest income	(10)	(7)
Interest expense, net	$5	$10

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in September 2028. The credit agreement contains customary events of default and one key financial covenant which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at March 31, 2024. At March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2024 and December 31, 2023.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of March 31, 2024 and December 31, 2023, the estimated fair values of the Company’s senior unsecured notes totaled $3,284 million and $3,304 million, respectively. The estimated fair values were $347 million lower than their carrying value at March 31, 2024 and $353 million lower than their carrying value at December 31, 2023. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $30 million and $37 million at March 31, 2024 and December 31, 2023, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER LIABILITIES

Additional detail related to liabilities is presented in the table below:

	March 31,	December 31,
(in millions)	2024	2023
Other current liabilities:
Payroll and employee related	$210	$329
Customer related	132	124
Indirect taxes	112	121
Product warranties (Note 12)	80	91
Income taxes payable	69	103
Employee termination benefits (Note 5)	61	61
Operating leases	36	37
Interest	30	26
Accrued freight	26	26
Dividends payable to noncontrolling stockholders	24	—
Insurance	20	16
Contract liabilities (Note 4)	17	18
Supplier related	17	16
Other non-income taxes	14	12
Deferred engineering	13	13
Retirement related	11	11
Other	174	144
Total other current liabilities	$1,046	$1,148

Other non-current liabilities:
Other income tax liabilities	$227	$226
Deferred income taxes	162	160
Operating leases	107	112
Product warranties (Note 12)	106	105
Deferred income	84	83
Earn-out liability (Note 3)	13	13
Employee termination benefits (Note 5)	9	7
Other	66	61
Total other non-current liabilities	$774	$767

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

		Basis of fair value measurements
(in millions)	Balance at March 31, 2024	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Current earn-out receivable	$5	$—	$—	$5	C	$—
Investment in equity securities	$25	$—	$—	$—	—	$25
Foreign currency contracts	$42	$—	$42	$—	A	$—
Net investment hedge contracts	$48	$—	$48	$—	A	$—
Liabilities:
Current earn-out liabilities	$1	$—	$—	$1	C	$—
Non-current earn-out liabilities	$13	$—	$—	$13	C	$—
Foreign currency contracts	$4	$—	$4	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2023	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Current earn-out receivable	$5	$—	$—	$5	C	$—
Investment in equity securities	$26	$—	$—	$—	—	$26
Foreign currency contracts	$33	$—	$33	$—	A	$—
Net investment hedge contracts	$14	$—	$14	$—	A	$—
Liabilities:
Current earn-out liability	$2	$—	$—	$2	C	$—
Non-current earn-out liability	$13	$—	$—	$13	C	$—
Foreign currency contracts	$3	$—	$3	$—	A	$—
Net investment hedge contracts	$2	$—	$2	$—	A	$—
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

The following table provides a reconciliation of the Company’s Level 3 earn-out assets and liabilities:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Current earn-out receivables	Current earn-out liabilities	Non-current earn-out liabilities
Balance at January 1, 2023	$9	$21	$10
Contingent earn-out recognized upon acquisition or disposition	5	5	3
Change in fair value of contingent consideration	(9)	(24)	—
Balance at December 31, 2023	$5	$2	$13
Contingent earn-out recognized upon acquisition or disposition	3	—	—
Change in fair value of contingent consideration	—	(1)	—
Earn-out settlements	(3)	—	—
Balance at March 31, 2024	$5	$1	$13

Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 for more detail regarding earn-outs.

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-

performance risk adjustment is based on its CDS rate. At March 31, 2024 and December 31, 2023, the Company had no derivative contracts that contained credit-risk-related contingent features.

Cash Flow Hedges

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At March 31, 2024 and December 31, 2023, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates. At March 31, 2024 and December 31, 2023, the Company had no outstanding interest rate swaps or options.

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

At March 31, 2024 and December 31, 2023, the following foreign currency derivative contracts were outstanding and mature through the ending duration noted below:

Foreign currency derivatives (in millions)*
Functional Currency	Traded Currency	Notional in traded currency March 31,2024	Notional in traded currency December 31, 2023	Ending Duration
British Pound	Euro	86	83	Mar - 26
Chinese Renminbi	U.S. Dollar	260	209	Dec - 25
Euro	British Pound	34	15	May - 24
Euro	Hungarian Forint	9,028	8,233	Mar - 26
Euro	Swiss Franc	30	24	Mar - 26
Euro	Polish Zloty	629	573	Mar - 26
Euro	U.S. Dollar	230	152	Mar - 26
Thai Baht	U.S. Dollar	24	30	Dec - 24
U.S. Dollar	Chinese Renminbi	582	582	Jun - 24
U.S. Dollar	Korean Won	28,808	34,209	Nov - 24
U.S. Dollar	Mexican Peso	3,978	3,280	Mar - 26
U.S. Dollar	Thai Baht	2,100	2,100	Jun - 24

*Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. Dollar equivalent as of March 31, 2024 and December 31, 2023.

Net Investment Hedges

In addition, the Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries.

The Company selectively uses cross-currency swaps to hedge that foreign currency exposure. At March 31, 2024 and December 31, 2023, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(in millions)	March 31, 2024	December 31, 2023	Ending duration
U.S. Dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul - 27
Fixed paying notional	€976	€976	Jul - 27
U.S. Dollar to Euro:
Fixed receiving notional	$500	$500	Mar - 25
Fixed paying notional	€450	€450	Mar - 25
U.S. Dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 29
Fixed paying notional	¥12,724	¥12,724	Feb - 29
In addition, the Company has designated the €1,000 million 1.000% Senior Notes due May 19, 2031, as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note 13 - “Debt” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

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

Fair Value of Derivative Instruments in the Balance Sheet

At March 31, 2024 and December 31, 2023, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties for derivative instruments under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	March 31, 2024	December 31, 2023	Location	March 31, 2024	December 31, 2023
Foreign currency	Prepayments and other current assets	$34	$30	Other current liabilities	$1	$2
Foreign currency	Other non-current assets	$5	$1	Other non-current liabilities	$1	$—
Net investment hedges	Prepayments and other current assets	$16	$—	Other current liabilities	$—	$—
Net investment hedges	Other non-current assets	$32	$14	Other non-current liabilities	$—	$2
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$3	$2	Other current liabilities	$2	$1

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at March 31, 2024 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2024	December 31, 2023
Net investment hedges:
Cross-currency swaps	$48	$12	$—
Foreign currency-denominated debt	124	100	—
Total	$172	$112	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three Months Ended March 31, 2024
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,595	$2,951	$329	$(55)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$8

	Three Months Ended March 31, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,383	$2,806	$299	$52
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$14

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended March 31,
Net investment hedges	2024	2023
Cross-currency swaps	$36	$(5)
Foreign currency-denominated debt	$24	$(14)

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended March 31,
Net investment hedges	2024	2023
Cross-currency swaps	$6	$6
There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for foreign currency-denominated debt designated as net investment hedges. There were no gains and losses reclassified from AOCI for net investment hedges during the periods presented.

Derivatives Not Designated as Hedges

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units’ functional currency. These derivatives resulted in the following gains (losses) recorded in income:

(in millions)		Three Months Ended March 31,
Contract Type	Location	2024	2023
Foreign Currency	Selling, general and administrative expenses	$10	$(1)

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has a number of defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company’s defined benefit pension plans for 2024 range from $20 million to $30 million, of which

$4 million has been contributed through the three months ended March 31, 2024. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit expense recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits
(in millions)	2024		2023
Three Months Ended March 31,	US	Non-US	US	Non-US
Service cost	$—	$3	$—	$4
Interest cost	1	5	2	6
Expected return on plan assets	(1)	(4)	(2)	(5)
Amortization of unrecognized prior service credit	—	—	—	—
Amortization of unrecognized loss	1	1	1	—
Net periodic benefit cost	$1	$5	$1	$5

The components of net periodic benefit expense other than the service cost component are included in Other postretirement expense in the Condensed Consolidated Statements of Operations.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three months ended March 31, 2024 and 2023, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2023	$3	$2,689	$(2,188)	$6,152	$(828)	$238	$6,066
Dividends declared ($0.11 per share*)	—	—	—	(25)	—	(47)	(72)
Issuance for executive stock plan, net of tax	—	(25)	21	—	—	—	(4)
Issuance of restricted stock, net of tax	—	(32)	31	—	—	—	(1)
Purchase of treasury stock	—	—	(100)	—	—	—	(100)
Net earnings	—	—	—	206	—	15	221
Other comprehensive loss	—	—	—	—	(55)	(5)	(60)
Spin-Off of PHINIA	—	—	—	(8)	—	—	(8)
Balance, March 31, 2024	$3	$2,632	$(2,236)	$6,325	$(883)	$201	$6,042

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2022	$3	$2,675	$(2,032)	$7,454	$(876)	$284	$7,508
Dividends declared ($0.17 per share*)	—	—	—	(39)	—	(58)	(97)
Issuance for executive stock plan, net of tax	—	(10)	5	—	—	—	(5)
Issuance of restricted stock, net of tax	—	(4)	(4)	—	—	—	(8)
Net earnings	—	—	—	217	—	13	230
Other comprehensive loss	—	—	—	—	52	(1)	51
Balance, March 31, 2023	$3	$2,661	$(2,031)	$7,632	$(824)	$238	$7,679
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three months ended March 31, 2024 and 2023:

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2023	$(719)	$28	$(137)	$(828)
Comprehensive (loss) income before reclassifications	(52)	8	6	(38)
Income taxes associated with comprehensive (loss) income before reclassifications	(14)	—	—	(14)
Reclassification from accumulated other comprehensive loss	—	—	(2)	(2)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(1)	(1)
Ending balance, March 31, 2024	$(785)	$36	$(134)	$(883)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2022	$(750)	$4	$(130)	$(876)
Comprehensive (loss) income before reclassifications	34	14	(2)	46
Income taxes associated with comprehensive (loss) income before reclassifications	5	—	—	5
Reclassification from accumulated other comprehensive loss	—	—	1	1
Ending balance, March 31, 2023	$(711)	$18	$(131)	$(824)

NOTE 20 CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s management does not believe that adverse outcomes in any of these commercial and legal claims, actions and complaints are reasonably likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows as the ultimate resolutions of these matters are inherently unpredictable.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 17 such sites as of both March 31, 2024 and December 31, 2023. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $5 million and $6 million as of March 31, 2024 and December 31, 2023, respectively, included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of March 31, 2024, this accrual, which relates to six of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 11 sites, for which there was no accrual as of March 31, 2024.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 1.2 million and 0.5 million performance share units excluded from the computation of the diluted earnings for both the three months ended March 31, 2024 and 2023, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Basic earnings per share:
Net earnings from continuing operations	$213	$168
Weighted average shares of common stock outstanding	227.7	232.8
Basic earnings per share of common stock	$0.94	$0.72

Diluted earnings per share:
Net earnings from continuing operations	$213	$168
Weighted average shares of common stock outstanding	227.7	232.8
Effect of stock-based compensation	0.6	1.6
Weighted average shares of common stock outstanding including dilutive shares	228.3	234.4
Diluted earnings per share of common stock	$0.93	$0.72

NOTE 22 REPORTABLE SEGMENTS

The Company’s business is aggregated into three reportable segments: Air Management, Drivetrain & Battery Systems, and ePropulsion. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

Segment Adjusted Operating Income (Loss) is the measure of segment income or loss used by the Company. Segment Adjusted Operating Income (Loss) is comprised of operating income for the Company’s reportable segments adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment Adjusted Operating Income (Loss) is most reflective of the operational profitability or loss of our reportable segments.

The following tables show segment information and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Net Sales by Reportable Segment

	Three Months Ended March 31, 2024
(in millions)	Customers	Inter-segment	Net
Air Management	$2,008	$22	$2,030
Drivetrain & Battery Systems	1,157	2	1,159
ePropulsion	430	6	436
Inter-segment eliminations	—	(30)	(30)
Net sales	$3,595	$—	$3,595

	Three Months Ended March 31, 2023
(in millions)	Customers	Inter-segment	Net
Air Management	$1,960	$19	$1,979
Drivetrain & Battery Systems	955	1	956
ePropulsion	468	19	487
Inter-segment eliminations	—	(39)	(39)
Net sales	$3,383	$—	$3,383

Segment Adjusted Operating Income (Loss)

	Three Months Ended March 31,
(in millions)	2024	2023
Air Management	$308	$285
Drivetrain & Battery Systems	158	111
ePropulsion	(62)	(35)
Segment Adjusted Operating Income	404	361
Corporate, including stock-based compensation	65	61
Restructuring expense (Note 5)	19	3
Intangible asset amortization expense	17	17
Merger and acquisition expense, net	2	8
Other non-comparable items	6	(2)
Equity in affiliates’ earnings, net of tax	(5)	(1)
Unrealized loss on debt and equity securities	2	15
Interest expense, net	5	10
Other postretirement expense	3	2
Earnings from continuing operations before income taxes and noncontrolling interest	$290	$248

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31,
(in millions)	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$221	$230
Net (loss) earnings from discontinued operations	(7)	49
Net earnings from continuing operations	228	181
Adjustments to reconcile net earnings from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Depreciation and tooling amortization	133	125
Intangible asset amortization	17	17
Restructuring expense, net of cash paid	13	2
Stock-based compensation expense	18	11
Deferred income tax benefit	(9)	(2)
Unrealized loss on debt and equity securities	2	15
Other non-cash adjustments	(19)	13
Adjustments to reconcile net earnings from continuing operations to net cash (used in) provided by operating activities from continuing operations	155	181
Retirement plan contributions	(4)	(5)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(229)	(159)
Inventories	(40)	(77)
Prepayments and other current assets	(9)	(6)
Accounts payable and accrued expenses	(211)	(85)
Prepaid taxes and income taxes payable	(42)	1
Other assets and liabilities	34	28
Net cash (used in) provided by operating activities from continuing operations	$(118)	$59

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$31	$25
Income taxes, net of refunds	$93	$74

	Balance as of:
Non-cash investing transactions:	March 31, 2024	December 31, 2023
Period end accounts payable related to property, plant and equipment purchases	$133	$148

NOTE 24 DISCONTINUED OPERATIONS

The historical results of operations of PHINIA for periods prior to the Spin-Off are presented as discontinued operations in these Condensed Consolidated Financial Statements.

The following table summarizes the financial results from discontinued operations of PHINIA.

(in millions)	Three Months Ended March 31,
	2024	2023
Net sales	$—	$836
Cost of sales	—	663
Gross profit	—	173

Selling, general and administrative expenses	—	85
Restructuring expense	—	4
Other operating expense, net	10	18
Operating (loss) income	(10)	66

Equity in affiliates’ earnings, net of tax	—	(3)
(Loss) earnings from discontinued operations before income taxes	(10)	69

(Benefit) provision for income taxes	(3)	20
Net (loss) earnings from discontinued operations attributable to PHINIA	$(7)	$49

In connection with the Spin-Off, the Company entered into a transition services agreement through which the Company and PHINIA will continue to provide certain services to each other following the Spin-Off. These services are related to information technology, human resources, finance, facilities, procurement, sales, intellectual property and engineering. The combined impact of these services is reported in results of continuing operations in the Condensed Consolidated Financial Statements. During the three months ended March 31, 2024, the Company provided services at a cost of $4 million to PHINIA, and PHINIA provided services at a cost of $1 million to the Company.

The Company incurred $10 million and $19 million of costs relating to the Spin-Off during the three months ended March 31, 2024 and 2023, respectively, which are reflected within Net (loss) earnings from discontinued operations in the Company’s Condensed Consolidated Statements of Operations. Spin-Off costs are primarily comprised of professional fees and costs to separate certain operational activities.

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

In June 2023, the Company announced the next phase of its Charging Forward strategy, which focuses on profitably growing eProducts while maximizing the value of the Company’s Foundational products portfolio. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. As a result of executing its strategy, the Company expects that, by 2027, it will achieve over $10 billion in annual eProduct sales, deliver eProduct adjusted operating margin of approximately 7% and maintain its double-digit adjusted operating margin for its Foundational products portfolio. During the three months ended March 31, 2024 and 2023, the Company’s eProducts revenue was approximately $506 million and $415 million, respectively, or 14% and 12% of its total revenue, respectively.

On July 3, 2023, BorgWarner completed the previously announced spin-off (“Spin-Off”) of its Fuel Systems and Aftermarket segments in a transaction intended to qualify as tax free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of PHINIA, Inc. (“PHINIA”) to holders of record of common stock of the Company on a pro-rata basis. Each holder of record of common stock of the Company received one share of PHINIA common stock for every five shares of common stock of the Company held on June 23, 2023, the record date for the distribution (“Distribution Date”). In lieu of fractional shares of PHINIA, stockholders of the Company received cash. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.

The historical results of operations of PHINIA for periods prior to the Spin-Off are presented as discontinued operations in the accompanying Condensed Consolidated Financial Statements.

Acquisitions

Eldor Corporation’s Electric Hybrid Systems Business

On December 1, 2023, the Company completed its acquisition of the electric hybrid systems business segment of Eldor Corporation (“Eldor”), which is headquartered in Italy. The Company expects the acquisition to complement its existing ePropulsion product portfolio by enhancing the Company’s engineering capabilities in power electronics. The Company paid €72 million ($78 million) at closing and is obligated to remit up to €175 million ($191 million) of earn-out payments that could be paid over the two years following closing. The Company’s current estimates indicate that the minimum threshold for the earn-out target will not be achieved; thus, no amount of the potential earn-out payments has been included in the purchase consideration.

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

Drivetek AG

On December 1, 2022, the Company acquired Drivetek AG, an engineering and product development company located in Switzerland. This acquisition is expected to strengthen the Company’s power electronics capabilities in auxiliary inverters to accelerate the growth of the High Voltage eFan business. The Company paid ₣27 million ($29 million) of base purchase price at closing, and up to ₣10 million ($10 million) could be paid in the form of contingent earn-out payments over three years following the closing.

Rhombus Energy Solutions

On July 29, 2022, the Company acquired Rhombus Energy Solutions, a provider of charging solutions in the North American market. The acquisition is expected to complement the Company’s existing European charging footprint to accelerate organic growth and adds North American regional presence to its charging business. The Company paid $131 million at closing, and up to $30 million could be paid in the form of contingent earn-out payments over three years following the closing. The Company’s current estimates indicate that the minimum thresholds for these earn-out targets will not be achieved; thus, no amount for the earn-out payments has been included in the purchase consideration.

Santroll Automotive Components

On March 31, 2022, the Company acquired Santroll Automotive Components, a carve-out of Santroll Electric Auto’s eMotor business. The acquisition is expected to strengthen the Company’s vertical integration, scale and portfolio breadth in light vehicle eMotors while allowing for increased speed to market. The total final consideration was $192 million, including approximately ¥1.0 billion ($152 million) of base purchase price and ¥0.25 billion ($40 million) of originally estimated earn-out payments. The Company paid approximately ¥1.0 billion ($157 million) of base purchase price in the year ended December 31, 2022 and no longer expects to recapture a previously anticipated $5 million of post-closing adjustments, which was recorded in Other operating expense, net during the three months ended March 31, 2023. Pursuant to the Equity Transfer Agreement for the acquisition, the obligation of the Company to remit up to ¥0.3 billion (approximately $47 million) of earn-out payments was contingent upon achievement of certain sales volume targets and certain estimated future volume targets associated with newly awarded business. During the second quarter of 2023, the Company paid approximately ¥0.2 billion ($24 million) to settle the remaining earn-out liability and related adjustments.

Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

Key Trends and Economic Factors

Commodities and Other Inflationary Impacts. Prices for commodities have started showing a lower level of volatility in comparison to what the Company had experienced from the beginning of 2021. At the same time, many economies, including the United States, are still experiencing elevated levels of inflation, which continues to put pressure on other input costs (e.g. labor, energy, other materials). As a result, the Company expects a trend of slight increasing or flat costs.

Outlook

The Company expects global market production to be flat or to decrease modestly year over year in 2024. However, the Company expects net new business-related sales growth, due to the increased penetration of BorgWarner products, including eProducts, to drive a sales increase despite flat or decreased market production. As a result, the Company expects increased revenue in 2024, excluding the impact of foreign currencies. The Company expects the earnings benefit of this revenue growth to be partially offset by the negative earnings impact of the acquisition of Eldor.

The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to enhance its product leadership strategy. There are several trends that are driving the Company’s long-term growth that management expects to continue, including adoption of product offerings for electrified vehicles and increasingly stringent global emissions standards that the Company believes support demand for the Company’s products that drive vehicle efficiency.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

The following table presents a summary of our operating results:

	Three Months Ended March 31,
(in millions, except per share data)	2024		2023
Net sales		% of net sales		% of net sales
Air Management	$2,030	56.5%	$1,979	58.5%
Drivetrain & Battery Systems	1,159	32.2	956	28.3
ePropulsion	436	12.1	487	14.4
Inter-segment eliminations	(30)	(0.8)	(39)	(1.2)
Total net sales	3,595	100.0	3,383	100.0
Cost of sales	2,951	82.1	2,806	82.9
Gross profit	644	17.9	577	17.1
Selling, general and administrative expenses - R&D, net	187	5.2	166	4.9
Selling, general and administrative expenses - Other	142	3.9	133	3.9
Restructuring expense	19	0.5	3	0.1
Other operating expense, net	1	—	1	—
Operating income	295	8.2	274	8.1
Equity in affiliates’ earnings, net of tax	(5)	(0.1)	(1)	—
Unrealized loss on debt and equity securities	2	0.1	15	0.4
Interest expense, net	5	0.1	10	0.3
Other postretirement expense	3	0.1	2	0.1
Earnings from continuing operations before income taxes and noncontrolling interest	290	8.1	248	7.3
Provision for income taxes	62	1.7	67	2.0
Net earnings from continuing operations	228	6.3	181	5.4
Net (loss) earnings from discontinued operations	(7)	(0.2)	49	1.4
Net earnings	221	6.1	230	6.8
Net earnings from continuing operations attributable to noncontrolling interest	15	0.4	13	0.4
Net earnings attributable to BorgWarner Inc.	$206	5.7%	$217	6.4%
Earnings per share from continuing operations — diluted	$0.93		$0.72

Net sales
Net sales for the three months ended March 31, 2024 totaled $3,595 million, an increase of $212 million, or 6%, compared to the three months ended March 31, 2023. The change in net sales for the three months ended March 31, 2024 was primarily driven by the following:

•Favorable volume, mix and net new business increased sales approximately $233 million, or 7%. This increase was primarily driven by growth despite a decline in market production, which the Company believes reflects higher demand for its products. The weighted average market production as estimated by the Company was down approximately 1% from the three months ended March 31, 2023. Weighted average market production reflects light and commercial vehicle production as reported by IHS weighted for the Company’s geographic exposure, as estimated by the Company.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $32 million primarily due to the weakening of the Chinese Renminbi and Korean Won, partially offset by the strengthening of the Euro, in each case relative to the U.S. Dollar.

•Acquisitions contributed $11 million in additional sales during the three months ended March 31, 2024.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,951 million and 82.1%, respectively, during the three months ended March 31, 2024, compared to $2,806 million and 82.9%, respectively, during the three months ended March 31, 2023. The change in cost of sales for the three months ended March 31, 2024 was primarily driven by the following:

•Higher sales volume, mix and net new business increased cost of sales by approximately $166 million.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $23 million primarily due to the weakening of the Chinese Renminbi and Korean Won, partially offset by the strengthening of the Euro, in each case relative to the U.S. Dollar.

Gross profit and gross margin were $644 million and 17.9%, respectively, during the three months ended March 31, 2024, compared to $577 million and 17.1%, respectively, during the three months ended March 31, 2023. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended March 31, 2024 was $329 million as compared to $299 million for the three months ended March 31, 2023. SG&A as a percentage of net sales was 9.2% and 8.8% for the three months ended March 31, 2024 and 2023, respectively. The change in SG&A was primarily attributable to:

•Research and Development (“R&D”) costs increased by $21 million. R&D costs, net of customer reimbursements, were 5.2% of net sales for the three months ended March 31, 2024, compared to 4.9% of net sales for the three months ended March 31, 2023. The increase in R&D costs, net of customer reimbursements, was primarily due to increasing net investment related to the Company’s eProduct portfolio.
•Increased employee-related costs of $17 million, primarily related to incentive compensation, partially offset by reductions in other administrative costs.

Restructuring expense was $19 million and $3 million for the three months ended March 31, 2024 and 2023, respectively, primarily related to employee termination benefits. Refer to Note 5 “Restructuring” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the three months ended March 31, 2024 and 2023, the Company recorded $19 million and $3 million, respectively, of restructuring costs related to this plan. The resulting gross savings related to this plan are expected to be in the range of $80 million to $90 million annually by 2027 and are being utilized to sustain overall operating margin profile and cost competitiveness. Nearly all of the restructuring charges are expected to be cash expenditures, funded by cash on hand.

Other operating expense, net was $1 million for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 and 2023, the Company recorded merger and acquisition expense, net of $2 million and $8 million, respectively, primarily related to professional fees associated with specific acquisition initiatives.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $5 million and $1 million for the three months ended March 31, 2024 and 2023, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized loss on debt and equity securities was $2 million and $15 million for the three months ended March 31, 2024 and 2023, respectively. This line item reflects the net unrealized gains or losses recognized due to valuing the Company’s investments at fair value. The amount recorded during the three months ended March 31, 2023 was primarily related to losses recognized to adjust the Company’s investment in Wolfspeed Inc. (“Wolfspeed”) convertible debt securities to fair value. The Company sold its Wolfspeed convertible debt securities during the third and fourth quarters of 2023.

Interest expense, net was $5 million and $10 million for the three months ended March 31, 2024 and 2023, respectively. This decrease was primarily due to the reduction in interest following a debt extinguishment completed in September 2023 and higher interest rates on cash and cash equivalents balances.

Provision for income taxes was $62 million for the three months ended March 31, 2024, resulting in an effective rate of 21%. This compared to $67 million, or an effective rate of 27%, for the three months ended March 31, 2023. During the three months ended March 31, 2024, a discrete tax benefit of $1 million was recorded related to various changes in filling positions for prior years. During the three months ended March 31, 2023, a discrete tax benefit of $13 million was recorded related to the resolution of tax audits, and a $10 million discrete tax expense was recorded for the impact of enacted tax law changes.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $0.93 and $0.72 for the three months ended March 31, 2024 and 2023, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Three Months Ended March 31,
Non-comparable items:	2024	2023
Restructuring expense	$(0.06)	$(0.01)
Merger, acquisition and divestiture expense, net	(0.01)	(0.03)
Unrealized loss on debt and equity securities	(0.01)	(0.05)
Other non-comparable items	(0.02)	0.01
Tax adjustments	—	0.01
Total impact of non-comparable items per share - diluted	$(0.10)	$(0.07)

Results by Reportable Segment

The Company’s business is aggregated into three reportable segments: Air Management, Drivetrain & Battery Systems, and ePropulsion. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

Segment Adjusted Operating Income (Loss) is the measure of segment income or loss used by the Company. Segment Adjusted Operating Income (Loss) is comprised of operating income for the

Company’s reportable segments adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment Adjusted Operating Income (Loss) is most reflective of the operational profitability or loss of our reportable segments.

The following tables presents net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Air Management	$2,030	$308	15.2%	$1,979	$285	14.4%
Drivetrain & Battery Systems	1,159	158	13.6%	956	111	11.6%
ePropulsion	436	(62)	(14.2)%	487	(35)	(7.2)%
Inter-segment eliminations	(30)	—		(39)	—
Totals	$3,595	$404		$3,383	$361

The Air Management segment’s net sales increased $51 million, or 3%, and Segment Adjusted Operating Income increased $23 million from the three months ended March 31, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $9 million primarily due to the weakening of the Chinese Renminbi and Korean Won, partially offset by the strengthening of the Euro, in each case relative to the U.S. Dollar. Acquisitions contributed $5 million in additional sales during the three months ended March 31, 2024. The increase excluding these items was primarily due to approximately $55 million of volume, mix, and net new business driven by increased demand for turbochargers in North America and high voltage coolant heaters in China and Europe, as well as, non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was 15.2% for the three months ended March 31, 2024, compared to 14.4% during the three months ended March 31, 2023. The Segment Adjusted Operating Income increase was primarily due to conversion on higher sales and customer recoveries, partially offset by higher input costs due to R&D investments.

The Drivetrain & Battery Systems segment’s net sales increased $203 million, or 21%, and Segment Adjusted Operating Income increased $47 million from the three months ended March 31, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $13 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $216 million of volume, mix and net new business driven by increased demand for battery system products in Europe and drivetrain system products in China. Segment Adjusted Operating Margin was 13.6% for the three months ended March 31, 2024, compared to 11.6% during the three months ended March 31, 2023. The Segment Adjusted Operating Income increase was primarily due to conversion on higher sales.

The ePropulsion segment’s net sales decreased $51 million, or 10%, and Segment Adjusted Operating Loss increased $27 million from the three months ended March 31, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $10 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar. Acquisitions contributed $6 million in additional sales during the three months ended March 31, 2024. The decrease excluding these items was primarily due to approximately $47 million of a reduction in volume, mix and net new business driven by decreased demand for the Company’s light vehicle eProducts in North America. Segment Adjusted Operating Margin was (14.2)% for the three months ended March 31, 2024, compared to (7.2)% during the three months ended March 31, 2023. The Segment Adjusted Operating Loss was primarily due to investments in R&D for eProducts. The Segment Adjusted Operating Loss increased due to lower sales, higher R&D investments and impacts related to the Eldor acquisition.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of March 31, 2024, the Company had liquidity of $3,037 million, comprised of cash and cash equivalent balances of $1,037 million and an undrawn revolving credit facility of $2,000 million. The Company was in full compliance with its covenants under the revolving credit facility and had full access to its undrawn revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of March 31, 2024, cash balances of $625 million were held by the Company’s subsidiaries outside the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility that includes a feature allowing the Company the ability to increase the facility by $1.0 billion with bank group approval. This facility matures in September 2028. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at March 31, 2024. At March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of March 31, 2024 and December 31, 2023.

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

On February 7, 2024 and April 24, 2024, the Company’s Board of Directors declared quarterly cash dividends of $0.11 per share of common stock, respectively. The dividend declared in the first quarter was paid on March 15, 2024, and the dividend declared in the second quarter will be paid on June 17, 2024.

From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings. The current outlook from each of Fitch, Standard & Poor’s and Moody’s is stable. None of the Company's debt agreements requires accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Three Months Ended March 31,
(in millions)	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings from continuing operations	$228	$181
Adjustments to reconcile net earnings from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Depreciation and tooling amortization	133	125
Intangible asset amortization	17	17
Restructuring expense, net of cash paid	13	2
Stock-based compensation expense	18	11
Deferred income tax benefit	(9)	(2)
Unrealized loss on debt and equity securities	2	15
Other non-cash adjustments	(19)	13
Adjustments to reconcile net earnings from continuing operations to net cash (used in) provided by operating activities from continuing operations	155	181
Retirement plan contributions	(4)	(5)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(229)	(159)
Inventories	(40)	(77)
Accounts payable and accrued expenses	(211)	(85)
Other assets and liabilities	(17)	23
Net cash (used in) provided by operating activities from continuing operations	$(118)	$59

Net cash used in operating activities was $118 million for the three months ended March 31, 2024 compared to net cash provided by operating activities of $59 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 was primarily due to increased working capital investments and cash tax payments.

Investing Activities

	Three Months Ended March 31,
(in millions)	2024	2023
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	$(190)	$(239)
Payments for businesses acquired, net of cash acquired	—	(19)
Proceeds from settlement of net investment hedges, net	12	13
Proceeds from the sale of business, net	3	—
Proceeds from asset disposals and other, net	—	1
Net cash used in investing activities from continuing operations	$(175)	$(244)

Net cash used in investing activities was $175 million during the first three months of 2024 compared to $244 million during the first three months of 2023. In 2023, the Company paid $19 million related to the acquisition of the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric. As a percentage of sales, capital expenditures were 5.3% and 7.1% for the three months ended March 31, 2024 and 2023, respectively. The year over year reduction in capital expenditures was primarily due to lower eProduct investments.

Financing Activities

	Three Months Ended March 31,
(in millions)	2024	2023
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Additions to debt	$—	$1
Repayments of debt, including current portion	(12)	(2)
Payments for purchase of treasury stock	(100)	—
Payments for stock-based compensation items	(23)	(25)
Dividends paid to BorgWarner stockholders	(25)	(39)
Dividends paid to noncontrolling stockholders	(23)	(25)
Net cash used in financing activities from continuing operations	$(183)	$(90)

Net cash used in financing activities was $183 million during the first three months of 2024 compared to $90 million during the first three months of 2023. Net cash used in financing activities during the three months ended March 31, 2024 was primarily related to the $100 million of BorgWarner share repurchases, $25 million in dividends paid to the Company’s stockholders and $23 million in dividends paid to noncontrolling stockholders of the Company’s consolidated joint ventures.

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

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 17 such sites as of both March 31, 2024 and December 31, 2023. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements in Item 1 of this report for further details and information with respect to the Company’s environmental liability.

New Accounting Pronouncements

Refer to Note 2, “New Accounting Pronouncements,” to the Condensed Consolidated Financial Statements in Item 1 of this report for a detailed description of new applicable accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information concerning the Company’s exposures to interest rate risk or commodity price risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Korean Won, Mexican Peso, Polish Zloty, Singaporean Dollar and Thai Baht. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of March 31, 2024 and December 31, 2023, the Company recorded a deferred gain of $172 million and $112 million, respectively, both before taxes, for designated net investment hedges within accumulated other comprehensive income (loss).

The significant foreign currency translation adjustments during the three months ended March 31, 2024 and 2023 are shown in the following tables, which provide the percentage change in U.S. Dollar against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended March 31, 2024
Euro	(2.2)%	$(35)
Chinese Renminbi	(1.7)%	$(29)
Korean Won	(3.8)%	$(5)

(in millions, except for percentages)	Three Months Ended March 31, 2023
Euro	1.3%	$22
Chinese Renminbi	0.4%	$10
Brazilian Real	4.4%	$10
Korean Won	(3.4)%	$(12)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

Item 1A. Risk Factors

During the three months ended March 31, 2024, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In November 2023, the Company’s Board of Directors authorized the purchase of up to $544 million of the Company’s common stock, which replaced the previous repurchase authorization. By its terms, this share repurchase authorization had an expiration date of December 31, 2027. As of March 31, 2024, the Company had repurchased $277 million of common stock under this repurchase program. In April 2024, the Company’s Board of Directors authorized the purchase of up to $767 million of the Company’s common stock, which replaces the previous authorization. By its terms, this share repurchase authorization expires on December 31, 2027. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2024:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
January 1, 2024 - January 31, 2024
Common Stock Repurchase Program	—	$—	—	$367
Employee transactions	3,254	$33.79	—
February 1, 2024 - February 29, 2024
Common Stock Repurchase Program	—	$—	—	$367
Employee transactions	700,681	$32.33	—
March 1, 2024 - March 31, 2024
Common Stock Repurchase Program	3,102,693	$32.23	3,102,693	$267
Employee transactions	1,594	$34.74	—

Item 5. Other Information

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1†	Form of 2024 BorgWarner Inc. 2023 Stock Incentive Plan Restricted Stock Agreement for Employees.*

Exhibit 10.2†	Form of 2024 BorgWarner Inc. 2023 Stock Incentive Plan Stock Units Award Agreement for Non-U.S. Employees.*

Exhibit 10.3†	Form of 2024 BorgWarner Inc. 2023 Stock Incentive Plan Performance Stock Units Award Agreement.*

Exhibit 10.4†	Change of Control Employment Agreement, dated March 1, 2024, between the Company and Craig Aaron.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
____________________________________
*Filed herewith.
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in her capacity as the Registrant’s Vice President and Chief Accounting Officer (Principal Accounting Officer).

BorgWarner Inc.

(Registrant)

By	/s/ Amy B. Kulikowski
(Signature)

Amy B. Kulikowski

Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 2, 2024