Form 10-Q
period 2024-06-30
BORGWARNER INC
filed 2024-07-31
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 26, 2024, the registrant had 227,768,975 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2024

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

This section and the discussions contained in Item 1A, “Risk Factors,” and in Item 7, subheading “Critical Accounting Policies and Estimates,” in our most recently-filed Form 10-K are intended to provide meaningful cautionary statements for purposes of the safe harbor provisions of the Act. This should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties, including without limitation those not currently known to us or that we currently believe are immaterial, also may impair our business, operations, liquidity, financial condition and prospects.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Cash, cash equivalents and restricted cash	$1,288	$1,534
Receivables, net	3,111	3,109
Inventories, net	1,322	1,313
Prepayments and other current assets	283	261
Total current assets	6,004	6,217

Property, plant and equipment, net	3,736	3,783
Investments and long-term receivables	342	364
Goodwill	2,965	3,013
Other intangible assets, net	521	564
Other non-current assets	540	512
Total assets	$14,108	$14,453

LIABILITIES AND EQUITY
Short-term debt	$445	$73
Accounts payable	2,202	2,546
Other current liabilities	1,065	1,148
Total current liabilities	3,712	3,767

Long-term debt	3,283	3,707
Retirement-related liabilities	141	146
Other non-current liabilities	687	767
Total liabilities	7,823	8,387

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,645	2,689
Retained earnings	6,620	6,152
Accumulated other comprehensive loss	(938)	(828)
Common stock held in treasury, at cost	(2,237)	(2,188)
Total BorgWarner Inc. stockholders’ equity	6,093	5,828
Noncontrolling interest	192	238
Total equity	6,285	6,066
Total liabilities and equity	$14,108	$14,453

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net sales	$3,603	$3,671	$7,198	$7,054
Cost of sales	2,918	2,991	5,869	5,797
Gross profit	685	680	1,329	1,257

Selling, general and administrative expenses	341	334	670	633
Restructuring expense	25	9	44	12
Other operating expense, net	22	4	23	5
Operating income	297	333	592	607

Equity in affiliates’ earnings, net of tax	(12)	(12)	(17)	(13)
Unrealized loss on equity and debt securities	—	54	2	69
Interest expense, net	8	12	13	22
Other postretirement expense	3	3	6	5
Earnings from continuing operations before income taxes and noncontrolling interest	298	276	588	524

(Benefit) provision for income taxes	(31)	30	31	97
Net earnings from continuing operations	329	246	557	427
Net (loss) earnings from discontinued operations	(12)	(24)	(19)	25
Net earnings	317	222	538	452
Net earnings from continuing operations attributable to noncontrolling interest	14	18	29	31
Net earnings attributable to BorgWarner Inc.	$303	$204	$509	$421

Amounts attributable to BorgWarner Inc.:
Net earnings from continuing operations	$315	$228	$528	$396
Net (loss) earnings from discontinued operations	(12)	(24)	(19)	25
Net earnings attributable to BorgWarner Inc.	$303	$204	$509	$421

Earnings per share from continuing operations — basic	$1.39	$0.98	$2.33	$1.70
(Loss) earnings per share from discontinued operations — basic	(0.05)	(0.10)	(0.08)	0.11
Earnings per share attributable to BorgWarner Inc. — basic	$1.34	$0.88	$2.25	$1.81

Earnings per share from continuing operations — diluted	$1.39	$0.97	$2.32	$1.69
(Loss) earnings per share from discontinued operations — diluted	(0.05)	(0.10)	(0.08)	0.11
Earnings per share attributable to BorgWarner Inc. — diluted	$1.34	$0.87	$2.24	$1.80

Weighted average shares outstanding:
Basic	226.1	233.4	227.0	233.1
Diluted	227.2	234.4	227.9	234.3

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net earnings attributable to BorgWarner Inc.	$303	$204	$509	$421

Other comprehensive loss
Foreign currency translation adjustments	(31)	(95)	(97)	(56)
Hedge instruments[1]	(26)	24	(18)	38
Postretirement defined benefit plans[1]	2	(3)	5	(4)
Total other comprehensive loss attributable to BorgWarner Inc.	(55)	(74)	(110)	(22)

Comprehensive income attributable to BorgWarner Inc.[1]	248	130	399	399

Net earnings from continuing operations attributable to noncontrolling interest	14	18	29	31
Other comprehensive loss attributable to noncontrolling interest[1]	(3)	(13)	(8)	(14)
Comprehensive income	$259	$135	$420	$416
____________________________________
1    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net cash provided by operating activities of continuing operations (see Note 23)	$344	$289
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	(355)	(439)
Payments for businesses acquired, net of cash acquired	—	(30)
Proceeds from settlement of net investment hedges, net	36	13
(Payments for) proceeds from investments in debt and equity securities, net	(4)	6
Proceeds from the sale of business, net	8	—
Proceeds from asset disposals and other, net	2	14
Net cash used in investing activities from continuing operations	(313)	(436)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net increase in notes payable	—	3
Additions to debt	2	1
Repayments of debt, including current portion	(15)	(6)
Payments for purchase of treasury stock	(100)	—
Payments for stock-based compensation items	(23)	(25)
Payments for contingent consideration	(1)	(23)
Purchase of noncontrolling interest	—	(15)
Dividends paid to BorgWarner stockholders	(50)	(79)
Dividends paid to noncontrolling stockholders	(55)	(64)
Net cash used in financing activities from continuing operations	(242)	(208)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities of discontinued operations	(18)	(21)
Investing activities of discontinued operations	—	(85)
Net cash used in discontinued operations	(18)	(106)
Effect of exchange rate changes on cash	(17)	(29)
Net decrease in cash, cash equivalents and restricted cash	(246)	(490)
Cash, cash equivalents and restricted cash at beginning of year	1,534	1,338
Cash, cash equivalents and restricted cash at end of period	$1,288	$848
Less: Cash, cash equivalents and restricted cash of discontinued operations at end of period	$—	$215
Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,288	$633

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, in the three and six months ended June 30, 2024, the Company recognized a $3 million and $19 million increase in Net earnings attributable to BorgWarner Inc., respectively, in the Condensed Consolidated Statement of Operations for the correction of misstatements related to certain accruals, of which $12 million related to 2023 (the remainder relates to periods prior to 2023). The Company has evaluated the effect of these out-of-period adjustments for the current reporting periods, as well as on the previous interim and annual periods in which they should have been recognized, and concluded that these adjustments are not material to any of the periods affected. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet as of December 31, 2023 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

In connection with the Spin-Off, the Company entered into several agreements with PHINIA on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with PHINIA after the Spin-Off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, an intellectual property cross-license agreement and a transition services agreement through which the Company and PHINIA will continue to provide certain services to each other following the Spin-Off. The Company substantially completed the performance under the transition services agreement as of June 30, 2024.

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

Due to the insignificant size of the Company’s 2023 and 2022 acquisitions, both individually and in the aggregate, relative to the Company, supplemental pro forma financial information for the current and prior reporting periods is not provided.

Eldor Corporation’s Electric Hybrid Systems Business

On December 1, 2023, the Company completed its acquisition of the electric hybrid systems business segment of Eldor Corporation (“Eldor”), which is headquartered in Italy. The Company expects the acquisition to complement its existing ePropulsion product portfolio by enhancing the Company’s engineering capabilities in power electronics. The Company paid €72 million ($78 million) at closing and is obligated to remit up to €175 million ($191 million) of earn-out payments that could be paid over the two years following closing. The earn-out payments are contingent upon booked business for future periods from new customer awards. The Company’s estimate at closing indicated that the minimum threshold for the earn-out target would not be achieved; thus, no amount of the potential earn-out payments were included in the purchase consideration. As of June 30, 2024, the Company’s estimate has not changed; thus, no amount is included in the Company’s Condensed Consolidated Balance Sheet.

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

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $14 million was recorded within the Company’s ePropulsion segment. Goodwill consists of the Company’s expected future economic benefits that will be realized from expanding the Company’s electric vehicle portfolio as electric vehicle production continues to increase. Goodwill is not deductible for tax purposes in Italy.

(in millions)	Estimated Life	Estimated Fair Value
Developed technology	6 years	$9
Customer relationships	10 years	2
Total other intangible assets		$11

Identifiable intangible assets were valued using the market approach.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition complements the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of base purchase price in the year ended December 31, 2023. Of the remaining ¥51 million ($8 million) of base purchase price, ¥31 million ($5 million) is payable by July 31, 2024 and is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024. The remaining ¥20 million ($3 million) of base purchase price is payable before September 30, 2025 and is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024.

Pursuant to the agreement, the Company’s obligation to remit up to ¥103 million ($15 million) of earn-out payments is contingent upon the achievement of certain revenue and pre-tax profit margin targets in 2023 and 2024 as well as the retention of key employees during the same time period. In the three months ended June 30, 2024, the company paid ¥10 million ($1 million) of earnout related to the 2023 measurement period. The Company’s current estimate of the earn-out payments related to the 2024 measurement period was unchanged at approximately ¥10 million ($2 million), which is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthens the Company’s power electronics capabilities in auxiliary inverters, which the Company expects will help to accelerate the growth of its High Voltage eFan business. The total consideration was ₣37 million ($39 million), including ₣27 million ($29 million) of base purchase price and ₣10 million ($10 million) of estimated earn-out payments. The Company paid ₣27 million ($29 million) of base purchase price at closing. The Company’s obligation to remit up to ₣10 million ($10 million) of earn-out payments, over the three years following closing, is contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. As of June 30, 2024, the Company’s estimate of the earn-out payments was approximately ₣10 million ($11 million), which is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

The Company paid $131 million at closing. Pursuant to the Agreement, the Company is obligated to remit up to $30 million of earn-out payments, payable in 2025, contingent upon achievement of certain sales dollars, sales volume, and gross margin targets. The Company’s estimate at closing indicated that the minimum thresholds for these earn-out targets would not be achieved; thus, no amount of the potential earn-out payments were included in the purchase consideration. As of June 30, 2024, the Company’s estimate has not changed; thus, no amount is included in the Company’s Condensed Consolidated Balance Sheet. Additionally, pursuant to the Agreement, the Company is obligated to remit up to $25 million over the three years following closing in key employee retention-related payments, which include certain performance targets. The amounts are being accounted for as post-combination expense.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $16 million and $18 million at June 30, 2024 and December 31, 2023, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities in the Condensed Consolidated Balance Sheets and were $15 million at June 30, 2024 and $18 million at December 31, 2023. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and, at times, provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of June 30, 2024 and December 31, 2023, the Company recorded customer incentive payments of $25 million and $27 million, respectively, in Prepayments and other current assets, and $38 million and $58 million, respectively, in Other non-current assets in the Condensed Consolidated Balance Sheets.

The Company’s products can be disaggregated by two types: eProducts and Foundational products. eProducts include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. The following table represents a disaggregation of revenue from contracts with customers by Foundational products and eProducts for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Foundational products	$3,027	$3,164	$6,116	$6,132
eProducts	576	507	1,082	922
Total	$3,603	$3,671	$7,198	$7,054

The following tables represent a disaggregation of revenue from contracts with customers by reportable segment and region. Refer to Note 22, “Reportable Segments,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended June 30, 2024
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
North America	$529	$427	$92	$1,048
Europe	864	368	128	1,360
Asia	509	390	235	1,134
Other	50	11	—	61
Total	$1,952	$1,196	$455	$3,603

	Three Months Ended June 30, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
North America	$558	$414	$142	$1,114
Europe	863	351	70	1,284
Asia	529	350	334	1,213
Other	56	2	2	60
Total	$2,006	$1,117	$548	$3,671

	Six Months Ended June 30, 2024
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
North America	$1,089	$828	$144	$2,061
Europe	1,773	754	247	2,774
Asia	997	756	494	2,247
Other	101	15	—	116
Total	$3,960	$2,353	$885	$7,198

	Six Months Ended June 30, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
North America	$1,080	$785	$270	$2,135
Europe	1,758	651	132	2,541
Asia	1,020	633	610	2,263
Other	108	3	4	115
Total	$3,966	$2,072	$1,016	$7,054

NOTE 5 RESTRUCTURING

The Company undertakes restructuring activities, as necessary, to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s business and to relocate operations to best-cost locations.

The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or termination benefits) and other costs, which are primarily professional fees and costs related to facility closures and exits.

The following tables display the Company’s restructuring expense by reportable segment:

	Three Months Ended June 30, 2024
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Corporate	Total
Employee termination benefits	$6	$—	$10	$1	$17
Other	4	—	4	—	8
Total restructuring expense	$10	$—	$14	$1	$25

	Three Months Ended June 30, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Corporate	Total
Employee termination benefits	$7	$—	$—	$—	$7
Other	2	—	—	—	2
Total restructuring expense	$9	$—	$—	$—	$9

	Six Months Ended June 30, 2024
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Corporate	Total
Employee termination benefits	$12	$7	$10	$1	$30
Other	7	—	7	—	14
Total restructuring expense	$19	$7	$17	$1	$44

	Six Months Ended June 30, 2023
(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Corporate	Total
Employee termination benefits	$9	$—	$—	$—	$9
Other	3	—	—	—	3
Total restructuring expense	$12	$—	$—	$—	$12

The following tables display rollforwards of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2024	$68	$7	$75
Restructuring expense, net	30	14	44
Cash payments	(21)	(14)	(35)
Foreign currency translation adjustment and other	(2)	—	(2)
Balance at June 30, 2024	75	7	82
Less: Non-current restructuring liability	8	—	8
Current restructuring liability at June 30, 2024	$67	$7	$74

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2023	$39	$9	$48
Restructuring expense, net	9	3	12
Cash payments	(26)	(5)	(31)
Foreign currency translation adjustment and other	—	1	1
Balance at June 30, 2023	22	8	30
Less: Non-current restructuring liability	7	—	7
Current restructuring liability at June 30, 2023	$15	$8	$23

2023 Structural Costs Plan In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the three and six months ended June 30, 2024, the Company recorded $15 million and $34 million, respectively, of restructuring charges related to this plan. During the three and six months ended June 30, 2023, the Company recorded $9 million and $12 million, respectively, of restructuring costs related to this plan. Cumulatively, the Company has incurred $113 million of restructuring charges related to this plan.

2024 Structural Costs Plan In June 2024, the Company approved an approximately $75 million restructuring plan to address the cost structure in its ePropulsion segment due to increased market volatility. During the three and six months ended June 30, 2024, the Company recorded $10 million of restructuring charges related to this plan.

The following provides details of restructuring expense incurred by the Company’s reportable segments during the three and six months ended June 30, 2024 and 2023, related to the plans discussed above:

Air Management
2023 Structural Costs Plan
•During the three and six months ended June 30, 2024, the segment recorded $10 million and $19 million, respectively, of restructuring costs under this plan. These costs primarily related to $12 million of employee termination benefits and $7 million of professional fees and equipment relocation costs for programs in Europe, China and the U.S.

•During the three and six months ended June 30, 2023, the segment recorded $9 million and $12 million, respectively, of restructuring costs under this plan. These costs primarily related to $9 million for a voluntary termination program during the six months ended June 30, 2023.

Drivetrain & Battery Systems
2023 Structural Costs Plan
•During the six months ended June 30, 2024, the segment recorded $7 million of restructuring costs under this plan, primarily related to employee termination benefits for a program in Europe.

ePropulsion
2023 Structural Costs Plan
•During the three and six months ended June 30, 2024, the segment recorded $4 million and $7 million of restructuring costs under this plan, respectively, primarily related to contract cancellations and equipment relocation costs.

2024 Structural Costs Plan
•During the six months ended June 30, 2024, the segment recorded $10 million of restructuring costs under this plan, primarily related to employee termination benefits.

The Company estimates restructuring expense based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.
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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Gross R&D expenditures	$220	$213	$438	$410
Customer reimbursements	(31)	(30)	(62)	(61)
Net R&D expenditures	$189	$183	$376	$349

NOTE 7 OTHER OPERATING EXPENSE, NET

Items included in Other operating expense, net consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Commercial contract settlement	$15	$—	$15	$—
Adjustments associated with Spin-Off related balances	11	—	11	—
Merger and acquisition expense	—	8	5	16
Gain on sale of businesses	—	(5)	(3)	(5)
Service and lease agreement termination	—	9	—	9
Gain on sale of assets	—	(6)	—	(6)
Other income, net	(4)	(2)	(5)	(9)
Other operating expense, net	$22	$4	$23	$5

Commercial contract settlement: During the three months ended June 30, 2024, the Company recorded a loss of approximately $15 million related to the settlement of a commercial contract assumed in its acquisition of the electric hybrid systems business segment of Eldor.

Adjustments associated with Spin-Off related balances: During the three months ended June 30, 2024, the Company recorded expense of approximately $11 million primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.

Merger and acquisition expense: During the six months ended June 30, 2024, the Company recorded merger and acquisition expense of $5 million primarily related to professional fees associated with specific acquisition initiatives. During the three and six months ended June 30, 2023, the Company recorded merger and acquisition expense of $8 million and $16 million, respectively, primarily related to professional fees associated with specific acquisition initiatives.

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

The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was (10)% and 11%, respectively. During the three months ended June 30, 2024, the Company recorded a discrete tax benefit of $89 million related to a reduction in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed. In addition, the Company recorded a discrete tax benefit of $4 million related to net changes to valuation allowances. During the three months ended June 30, 2023, the Company recorded a discrete tax benefit of approximately $29 million in relation to the Spin-Off and a $10 million discrete tax benefit relating to various immaterial tax adjustments.

The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was 5% and 19%, respectively. During the six months ended June 30, 2024, the Company recorded a discrete tax benefit of $89 million related to a reduction in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed. In addition, the Company recorded a discrete tax benefit of $4 million related to net changes to valuation allowances. During the six months ended June 30, 2023, the Company recorded a discrete tax benefit of approximately $29 million in relation to the Spin-Off, a discrete tax benefit of approximately $14 million was recorded related to the resolution of tax audits, a

$10 million discrete tax expense for the impact of enacted tax law changes and a discrete tax benefit of $9 million related to various immaterial tax adjustments.

The Company’s annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates that vary from those in the U.S., jurisdictions with pretax losses for which no tax benefit could be realized, U.S. taxes on foreign earnings, the realization of certain business tax credits (including foreign tax credits), and permanent differences between book and tax treatment for certain items (including the Foreign-Derived Intangible Income (“FDII”) deduction and the enhanced deduction of research and development expenses in certain jurisdictions).

The Company estimates that it is reasonably possible there could be a decrease of approximately $18 million in unrecognized tax benefits and interest in the next 12 months related to the conclusion of tax audits and the lapse of statutes of limitations subsequent to the reporting period in certain taxing jurisdictions.

NOTE 9 INVENTORIES, NET

A summary of Inventories, net is presented below:

	June 30,	December 31,
(in millions)	2024	2023
Raw material and supplies	$982	$991
Work in progress	165	160
Finished goods	206	194
FIFO inventories	1,353	1,345
LIFO reserve	(31)	(32)
Inventories, net	$1,322	$1,313

NOTE 10 OTHER ASSETS

Additional detail related to assets is presented below:

	June 30,	December 31,
(in millions)	2024	2023
Prepayments and other current assets:
Prepaid tooling	$101	$89
Prepaid taxes	41	38
Customer incentive payments (Note 4)	25	27
Derivative instruments	22	32
Contract assets (Note 4)	16	18
Other	78	57
Total prepayments and other current assets	$283	$261

Investments and long-term receivables:
Investment in equity affiliates	$221	$237
Investment in equity securities	69	71
Long-term receivables	52	56
Total investments and long-term receivables	$342	$364

Other non-current assets:
Deferred income taxes	$268	$257
Operating leases	142	143
Derivative instruments	53	15
Customer incentive payments (Note 4)	38	58
Other	39	39
Total other non-current assets	$540	$512

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

During the first quarter of 2024, the Company reduced the outlook of its ePropulsion business in response to volatility in actual and expected customer production schedules. This was viewed as a triggering event, and as a result the Company performed an interim quantitative analysis of the fair value of the ePropulsion reporting unit. The estimated fair value was determined using a combined income and market approach, consistent with the Company’s analysis performed during the fourth quarter of 2023. The most critical assumptions used in the calculation of the fair value of the ePropulsion reporting unit were projected revenue growth rates, projected operating income margin, and discount rates. Additionally, at the time of that assessment, the carrying value of the ePropulsion reporting unit was higher than the carrying value used in the most recent quantitative analysis in 2023 due to capital investments made in the business.

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

Other than as described above, the Company noted no events or circumstances related to any of the Company’s reporting units in the three and six months ended June 30, 2024 that required additional assessment or testing.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Air Management	Drivetrain & Battery Systems	ePropulsion	Total
Gross goodwill balance, December 31, 2023	$1,579	$1,455	$481	$3,515
Accumulated impairment losses, December 31, 2023	(502)	—	—	(502)
Net goodwill balance, December 31, 2023	$1,077	$1,455	$481	$3,013
Goodwill during the period:
Other, primarily translation adjustment	(12)	(22)	(14)	(48)
Ending balance, June 30, 2024	$1,065	$1,433	$467	$2,965

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		June 30, 2024			December 31, 2023
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$358	$157	$201	$364	$145	$219
Customer relationships	6 - 15	625	313	312	641	305	336
Miscellaneous	2 - 5	9	7	2	9	6	3
Total amortized intangible assets		992	477	515	1,014	456	558
Unamortized trade names		6	—	6	6	—	6
Total other intangible assets		$998	$477	$521	$1,020	$456	$564

NOTE 12 PRODUCT WARRANTY

The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements, as well as product manufacturing and industry developments and recoveries from third parties. The Company actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. The Company believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and non-current liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2024	2023
Beginning balance, January 1	$196	$185
Provisions for current period sales	38	46
Adjustments of prior estimates	6	(4)
Payments	(31)	(37)
Other, primarily translation adjustment	(5)	(2)
Ending balance, June 30	$204	$188

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
(in millions)	2024	2023
Other current liabilities	$83	$91
Other non-current liabilities	121	105
Total product warranty liability	$204	$196

NOTE 13 DEBT

As of June 30, 2024 and December 31, 2023, the Company had debt outstanding as follows:

	June 30,	December 31,
(in millions)	2024	2023
Short-term borrowings	$57	$70

Long-term debt
3.375% Senior notes due 03/15/25 ($384 million par value)	384	384
5.000% Senior notes due 10/01/25 ($453 million par value)[1]	471	477
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,094	1,093
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
1.000% Senior notes due 05/19/31 (€1,000 million par value)	1,057	1,088
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	50	53
Total long-term debt	3,671	3,710
Less: current portion	388	3
Long-term debt, net of current portion	$3,283	$3,707
_____________________________
1 These notes include the fair value step up of $18 million and $24 million as of June 30, 2024 and December 31, 2023, respectively, related to the Delphi Technologies acquisition in 2020. The fair value step up was calculated based on observable market data and is amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of June 30, 2024 and December 31, 2023, the Company had $57 million and $70 million, respectively, in borrowings under these facilities, which are classified in Short-term debt in the Condensed Consolidated Balance Sheets. The short-term borrowings primarily relate to a European money market loan with an interest rate of Euribor plus 1.75% that is callable upon immediate notice by either party.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Interest expense	$17	$19	$32	$36
Interest income	(9)	(7)	(19)	(14)
Interest expense, net	$8	$12	$13	$22

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in September 2028. The credit agreement contains customary events of default and one key financial covenant which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at June 30, 2024. At June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2024 and December 31, 2023.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of June 30, 2024 and December 31, 2023, the estimated fair values of the Company’s senior unsecured notes totaled $3,254 million and $3,304 million, respectively. The estimated fair values were $367 million lower than their carrying value at June 30, 2024 and $353 million lower than their carrying value at December 31, 2023. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $29 million and $37 million at June 30, 2024 and December 31, 2023, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER LIABILITIES

Additional detail related to liabilities is presented in the table below:

	June 30,	December 31,
(in millions)	2024	2023
Other current liabilities:
Payroll and employee related	$268	$329
Customer related	166	124
Indirect taxes	115	121
Product warranties (Note 12)	83	91
Employee termination benefits (Note 5)	67	61
Income taxes payable	37	103
Operating leases	36	37
Accrued freight	26	26
Supplier related	22	16
Insurance	17	16
Interest	15	26
Contract liabilities (Note 4)	15	18
Dividends payable to noncontrolling stockholders	12	—
Other non-income taxes	12	12
Retirement related	11	11
Deferred engineering	10	13
Other	153	144
Total other current liabilities	$1,065	$1,148

Other non-current liabilities:
Deferred income taxes	$162	$160
Other income tax liabilities	133	226
Product warranties (Note 12)	121	105
Operating leases	110	112
Deferred income	72	83
Earn-out liability (Note 3)	13	13
Employee termination benefits (Note 5)	8	7
Other	68	61
Total other non-current liabilities	$687	$767

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

		Basis of fair value measurements
(in millions)	Balance at June 30, 2024	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$24	$—	$—	$—	—	$24
Foreign currency contracts	$25	$—	$25	$—	A	$—
Net investment hedge contracts	$50	$—	$50	$—	A	$—
Liabilities:
Non-current earn-out liability	$13	$—	$—	$13	C	$—
Foreign currency contracts	$11	$—	$11	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2023	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Current earn-out receivable	$5	$—	$—	$5	C	$—
Investment in equity securities	$26	$—	$—	$—	—	$26
Foreign currency contracts	$33	$—	$33	$—	A	$—
Net investment hedge contracts	$14	$—	$14	$—	A	$—
Liabilities:
Current earn-out liability	$2	$—	$—	$2	C	$—
Non-current earn-out liability	$13	$—	$—	$13	C	$—
Foreign currency contracts	$3	$—	$3	$—	A	$—
Net investment hedge contracts	$2	$—	$2	$—	A	$—
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

The following table provides a reconciliation of the Company’s Level 3 earn-out assets and liabilities:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Current earn-out receivables	Current earn-out liabilities	Non-current earn-out liabilities
Balance at January 1, 2023	$9	$21	$10
Contingent earn-out recognized upon acquisition or disposition	5	5	3
Change in fair value of contingent consideration	(9)	(24)	—
Balance at December 31, 2023	$5	$2	$13
Change in fair value of contingent consideration	3	(1)	—
Earn-out settlements	(8)	(1)	—
Balance at June 30, 2024	$—	$—	$13

Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements for more information regarding earn-outs.

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-

performance risk adjustment is based on its CDS rate. At June 30, 2024 and December 31, 2023, the Company had no derivative contracts that contained credit-risk-related contingent features.

Cash Flow Hedges

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At June 30, 2024 and December 31, 2023, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates. At June 30, 2024 and December 31, 2023, the Company had no outstanding interest rate swaps or options.

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

At June 30, 2024 and December 31, 2023, the following foreign currency derivative contracts were outstanding and mature through the ending duration noted below:

Foreign currency derivatives (in millions)*
Functional Currency	Traded Currency	Notional in traded currency June 30,2024	Notional in traded currency December 31, 2023	Ending Duration
British Pound	Euro	82	83	Jun - 26
Chinese Renminbi	U.S. Dollar	243	209	Jun - 26
Euro	British Pound	104	15	Aug - 24
Euro	Hungarian Forint	9,235	8,233	Jun - 26
Euro	Swiss Franc	37	24	Jun - 26
Euro	Polish Zloty	598	573	Jun - 26
Euro	U.S. Dollar	183	152	Jun - 26
Thai Baht	U.S. Dollar	28	30	Jun - 25
U.S. Dollar	Chinese Renminbi	582	582	Sep - 24
U.S. Dollar	Korean Won	67,882	34,209	Nov - 25
U.S. Dollar	Mexican Peso	4,332	3,280	Jun - 26
U.S. Dollar	Thai Baht	—	2,100	Jun - 24

*Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. Dollar equivalent as of June 30, 2024 and December 31, 2023.

Net Investment Hedges

In addition, the Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries.

The Company selectively uses cross-currency swaps to hedge that foreign currency exposure. At June 30, 2024 and December 31, 2023, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(in millions)	June 30, 2024	December 31, 2023	Ending duration
U.S. Dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul - 27
Fixed paying notional	€976	€976	Jul - 27
U.S. Dollar to Euro:
Fixed receiving notional	$—	$500	Mar - 25
Fixed paying notional	€—	€450	Mar - 25
Fixed receiving notional	$500	$—	Mar - 29
Fixed paying notional	€470	€—	Mar - 29
U.S. Dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 29
Fixed paying notional	¥12,724	¥12,724	Feb - 29

In April 2024, the Company terminated its $500 million cross-currency swap contract originally maturing in March 2025, resulting in cash proceeds of $23 million, which is expected to remain in accumulated other comprehensive loss until the net investment is sold, completely liquidated or substantially liquidated. Concurrently, the Company executed a $500 million cross-currency swap contract maturing in March 2029.

In addition, the Company has designated the €1,000 million 1.000% Senior Notes due May 19, 2031, as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note 13, “Debt,” to the Condensed Consolidated Financial Statements for more information.

The Company assesses the effectiveness for net investment hedges at the inception of the hedging relationship and quarterly, thereafter. Gains and losses arising from these contracts that are included in the assessment of effectiveness are deferred into foreign currency translation adjustments and only released when the subsidiary being hedged is sold or substantially liquidated. The initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI.

Fair Value of Derivative Instruments in the Balance Sheet

At June 30, 2024 and December 31, 2023, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties for derivative instruments under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	June 30, 2024	December 31, 2023	Location	June 30, 2024	December 31, 2023
Foreign currency	Prepayments and other current assets	$21	$30	Other current liabilities	$7	$2
Foreign currency	Other non-current assets	$3	$1	Other non-current liabilities	$4	$—
Net investment hedges	Other non-current assets	$50	$14	Other non-current liabilities	$—	$2
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$1	$2	Other current liabilities	$—	$1

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at June 30, 2024 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	June 30, 2024	December 31, 2023
Net investment hedges:
Cross-currency swaps	$50	$12	$—
Foreign currency-denominated debt	132	100	—
Total	$182	$112	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the gains and losses recorded in income shown in the table below. Certain prior period amounts have been revised and moved to these tables from the table disclosing gains recorded on derivatives not designated as hedging instruments.

	Three Months Ended June 30, 2024
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,603	$2,918	$341	$(55)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$(14)
Gain (loss) reclassified from AOCI to income	$—	$12	$—	$—

	Six Months Ended June 30, 2024
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$7,198	$5,869	$670	$(110)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$4
Gain (loss) reclassified from AOCI to income	$—	$22	$—	$—

	Three Months Ended June 30, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,671	$2,991	$334	$(74)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$35
Gain (loss) reclassified from AOCI to income	$—	$—	$11	$—

	Six Months Ended June 30, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$7,054	$5,797	$633	$(22)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$48
Gain (loss) reclassified from AOCI to income	$—	$—	$10	$—
The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2024	2023	2024	2023
Foreign currency	$—	$3	$—	$3
Cross-currency swaps	$2	$(24)	$38	$(29)
Foreign currency-denominated debt	$8	$(7)	$32	$(21)

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedges	2024	2023	2024	2023
Cross-currency swaps	$5	$6	$11	$12
There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for foreign currency-denominated debt designated as net investment hedges. There were no gains and losses reclassified from AOCI for net investment hedges during the periods presented.

Derivatives Not Designated as Hedges

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units’ functional currency. These derivatives resulted in the gains (losses) recorded in income as shown in the table below. Certain prior period amounts have been moved from this table to the table disclosing gains and losses recorded on derivatives designated as hedging instruments

(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
Contract Type	Location	2024	2023	2024	2023
Foreign Currency	Selling, general and administrative expenses	$—	$(18)	$—	$(18)

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company’s defined benefit pension plans for 2024 range from $20 million to $30 million, of which $11 million has been contributed through the six months ended June 30, 2024. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit expense recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postemployment benefits
(in millions)	2024		2023
Three Months Ended June 30,	US	Non-US	US	Non-US	2024	2023
Service cost	$—	$4	$—	$3	$—	$—
Interest cost	2	5	1	5	1	1
Expected return on plan assets	(2)	(4)	(1)	(3)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(1)
Amortization of unrecognized loss	1	1	—	1	—	—
Net periodic benefit cost	$1	$6	$—	$6	$—	$—

	Pension benefits				Other postemployment benefits
(in millions)	2024		2023
Six Months Ended June 30,	US	Non-US	US	Non-US	2024	2023
Service cost	$—	$7	$—	$7	$—	$—
Interest cost	3	10	3	11	1	1
Expected return on plan assets	(3)	(8)	(3)	(8)	—	—
Amortization of unrecognized prior service credit	—	—	—	—	(1)	(1)
Amortization of unrecognized loss	2	2	1	1	—	—
Net periodic benefit cost	$2	$11	$1	$11	$—	$—
The components of net periodic benefit expense other than the service cost component are included in Other postretirement expense in the Condensed Consolidated Statements of Operations.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three and six months ended June 30, 2024 and 2023, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, March 31, 2024	$3	$2,632	$(2,236)	$6,325	$(883)	$201	$6,042
Dividends declared ($0.11 per share*)	—	—	—	(25)	—	(20)	(45)
Issuance for executive stock plan, net of tax	—	3	—	—	—	—	3
Issuance of restricted stock, net of tax	—	10	(1)	—	—	—	9
Net earnings	—	—	—	303	—	14	317
Other comprehensive loss	—	—	—	—	(55)	(3)	(58)
Spin-Off of PHINIA	—	—	—	17	—	—	17
Balance, June 30, 2024	$3	$2,645	$(2,237)	$6,620	$(938)	$192	$6,285

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, March 31, 2023	$3	$2,661	$(2,031)	$7,632	$(824)	$238	$7,679
Dividends declared ($0.17 per share*)	—	—	—	(40)	—	—	(40)
Issuance for executive stock plan, net of tax	—	10	—	—	—	—	10
Issuance of restricted stock, net of tax	—	(12)	24	—	—	—	12
Purchase of noncontrolling interest	—	(2)	—	—	—	(13)	(15)
Net earnings	—	—	—	204	—	18	222
Other comprehensive loss	—	—	—	—	(74)	(13)	(87)
Balance, June 30, 2023	$3	$2,657	$(2,007)	$7,796	$(898)	$230	$7,781

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2023	$3	$2,689	$(2,188)	$6,152	$(828)	$238	$6,066
Dividends declared ($0.22 per share*)	—	—	—	(50)	—	(67)	(117)
Issuance for executive stock plan, net of tax	—	(22)	21	—	—	—	(1)
Issuance of restricted stock, net of tax	—	(22)	30	—	—	—	8
Purchase of treasury stock	—	—	(100)	—	—	—	(100)
Net earnings	—	—	—	509	—	29	538
Other comprehensive loss	—	—	—	—	(110)	(8)	(118)
Spin-Off of PHINIA	—	—	—	9	—	—	9
Balance, June 30, 2024	$3	$2,645	$(2,237)	$6,620	$(938)	$192	$6,285

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2022	$3	$2,675	$(2,032)	$7,454	$(876)	$284	$7,508
Dividends declared ($0.34 per share*)	—	—	—	(79)	—	(58)	(137)
Issuance for executive stock plan, net of tax	—	—	5	—	—	—	5
Issuance of restricted stock, net of tax	—	(16)	20	—	—	—	4
Purchase of noncontrolling interest	—	(2)	—	—	—	(13)	(15)
Net earnings	—	—	—	421	—	31	452
Other comprehensive loss	—	—	—	—	(22)	(14)	(36)
Balance, June 30, 2023	$3	$2,657	$(2,007)	$7,796	$(898)	$230	$7,781
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three and six months ended June 30, 2024 and 2023. Certain prior period amounts have been updated to reflect the gains and losses on hedge instruments that were reclassified to the income statement.

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, March 31, 2024	$(785)	$36	$(134)	$(883)
Comprehensive (loss) income before reclassifications	(24)	(14)	2	(36)
Income taxes associated with comprehensive (loss) income before reclassifications	(7)	—	(1)	(8)
Reclassification from accumulated other comprehensive (loss) income	—	(12)	(1)	(13)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	2	2
Ending balance, June 30, 2024	$(816)	$10	$(132)	$(938)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, March 31, 2023	$(711)	$18	$(131)	$(824)
Comprehensive (loss) income before reclassifications	(102)	35	(2)	(69)
Income taxes associated with comprehensive (loss) income before reclassifications	7	—	(1)	6
Reclassification from accumulated other comprehensive (loss) income	—	(11)	—	(11)
Ending balance, June 30, 2023	$(806)	$42	$(134)	$(898)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2023	$(719)	$28	$(137)	$(828)
Comprehensive income (loss) before reclassifications	(76)	4	8	(64)
Income taxes associated with comprehensive income (loss) before reclassifications	(21)	—	(1)	(22)
Reclassification from accumulated other comprehensive (loss) income	—	(22)	(3)	(25)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	1	1
Ending balance, June 30, 2024	$(816)	$10	$(132)	$(938)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2022	$(750)	$4	$(130)	$(876)
Comprehensive income (loss) before reclassifications	(68)	48	(4)	(24)
Income taxes associated with comprehensive income (loss) before reclassifications	12	—	(1)	11
Reclassification from accumulated other comprehensive (loss) income	—	(10)	1	(9)
Ending balance, June 30, 2023	$(806)	$42	$(134)	$(898)

NOTE 20 CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company does not believe that adverse outcomes in any of these commercial and legal claims, actions and complaints are reasonably likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows as the ultimate resolutions of these matters are inherently unpredictable.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 17 such sites as of both June 30, 2024 and December 31, 2023. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $6 million as of both June 30, 2024 and December 31, 2023, included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2024, this accrual, which relates to five of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 12 sites, for which there was no accrual as of June 30, 2024.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 1.1 million and 0.9 million performance share units excluded from the computation of the diluted earnings for the three months ended June 30, 2024 and 2023, respectively. There were 1.2 million and 0.7 million performance share units excluded from the computation of the diluted earnings for the six months ended June 30, 2024 and 2023, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Basic earnings per share:
Net earnings from continuing operations	$315	$228	$528	$396
Weighted average shares of common stock outstanding	226.1	233.4	227.0	233.1
Basic earnings per share of common stock	$1.39	$0.98	$2.33	$1.70

Diluted earnings per share:
Net earnings from continuing operations	$315	$228	$528	$396
Weighted average shares of common stock outstanding	226.1	233.4	227.0	233.1
Effect of stock-based compensation	1.1	1.0	0.9	1.2
Weighted average shares of common stock outstanding including dilutive shares	227.2	234.4	227.9	234.3
Diluted earnings per share of common stock	$1.39	$0.97	$2.32	$1.69

NOTE 22 REPORTABLE SEGMENTS

The Company’s business is aggregated into three reportable segments: Air Management, Drivetrain & Battery Systems, and ePropulsion. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

In the second quarter of 2024, the Company announced a new business unit and management structure designed to further enhance the execution of the Company’s Charging Forward strategy effective July 1, 2024. As of June 30, 2024, management continued to assess the performance of reportable segments using the structure that was in place at December 31, 2023. Beginning with the third quarter of 2024, the Company will assess performance using the new structure and expects to report its financial results in four reportable segments: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems.

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

The following tables show segment information and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Net Sales by Reportable Segment

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Air Management	$1,952	$22	$1,974	$3,960	$44	$4,004
Drivetrain & Battery Systems	1,196	—	1,196	2,353	2	2,355
ePropulsion	455	9	464	885	15	900
Inter-segment eliminations	—	(31)	(31)	—	(61)	(61)
Net sales	$3,603	$—	$3,603	$7,198	$—	$7,198

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Air Management	$2,006	$21	$2,027	$3,966	$40	$4,006
Drivetrain & Battery Systems	1,117	—	1,117	2,072	1	2,073
ePropulsion	548	18	566	1,016	37	1,053
Inter-segment eliminations	—	(39)	(39)	—	(78)	(78)
Net sales	$3,671	$—	$3,671	$7,054	$—	$7,054

Segment Adjusted Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Air Management	$304	$305	$612	$590
Drivetrain & Battery Systems	176	142	334	253
ePropulsion	(49)	(19)	(111)	(54)
Segment Adjusted Operating Income	431	428	835	789
Corporate, including stock-based compensation	55	61	120	122
Restructuring expense (Note 5)	25	9	44	12
Intangible asset amortization expense	17	17	34	34
Commercial contract settlement	15	—	15	—
Adjustments associated with Spin-Off related balances	11	—	11	—
Accelerated depreciation	8	—	8	3
Merger and acquisition expense	—	8	5	16
Gain on sale of businesses	—	(5)	(3)	(5)
Service and lease agreement termination	—	9	—	9
Gain on sale of assets	—	(6)	—	(6)
Other non-comparable items	3	2	9	(3)
Equity in affiliates’ earnings, net of tax	(12)	(12)	(17)	(13)
Unrealized loss on equity and debt securities	—	54	2	69
Interest expense, net	8	12	13	22
Other postretirement expense	3	3	6	5
Earnings from continuing operations before income taxes and noncontrolling interest	$298	$276	$588	$524

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Six Months Ended June 30,
(in millions)	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$538	$452
Net (loss) earnings from discontinued operations	(19)	25
Net earnings from continuing operations	557	427
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	276	250
Intangible asset amortization	34	34
Restructuring expense, net of cash paid	15	10
Stock-based compensation expense	29	30
Gain on sale of businesses	(3)	(5)
Deferred income tax benefit	(32)	(50)
Unrealized loss on equity and debt securities	2	69
Other non-cash adjustments	20	(4)
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	341	334
Retirement plan contributions	(11)	(10)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(83)	(459)
Inventories	(45)	(111)
Prepayments and other current assets	(21)	(9)
Accounts payable and accrued expenses	(269)	84
Prepaid taxes and income taxes payable	(62)	(13)
Other assets and liabilities	(63)	46
Net cash provided by operating activities from continuing operations	$344	$289

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$70	$57
Income taxes, net of refunds	$197	$200

	Balance as of:
Non-cash investing transactions:	June 30, 2024	December 31, 2023
Period end accounts payable related to property, plant and equipment purchases	$111	$148

NOTE 24 DISCONTINUED OPERATIONS

The following table summarizes the financial results from discontinued operations of PHINIA.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$—	$887	$—	$1,723
Cost of sales	—	699	—	1,362
Gross profit	—	188	—	361

Selling, general and administrative expenses	—	88	—	173
Restructuring expense	—	3	—	7
Other operating expense, net	14	47	24	65
Operating (loss) income	(14)	50	(24)	116

Equity in affiliates’ earnings, net of tax	—	(2)	—	(5)
(Loss) earnings from discontinued operations before income taxes	(14)	52	(24)	121

(Benefit) provision for income taxes	(2)	76	(5)	96
Net (loss) earnings from discontinued operations attributable to PHINIA	$(12)	$(24)	$(19)	$25

In connection with the Spin-Off, the Company entered into a transition services agreement through which the Company and PHINIA provided certain services to each other following the Spin-Off. These services were related to information technology, human resources, finance, facilities, procurement, sales, intellectual property and engineering. The Company substantially completed the performance under the transition services agreement as of June 30, 2024. The combined impact of these services is reported in results of continuing operations in the Condensed Consolidated Financial Statements. During the three and six months ended June 30, 2024, the Company provided services at a cost of $3 million and $7 million to PHINIA, respectively, and PHINIA provided services at a cost of $1 million and $2 million to the Company, respectively.

The Company incurred $14 million and $24 million of costs relating to the Spin-Off during the three and six months ended June 30, 2024, respectively. The Company incurred $48 million and $67 million of costs relating to the Spin-Off during the three and six months ended June 30, 2023, respectively. These costs are reflected within Net (loss) earnings from discontinued operations in the Company’s Condensed Consolidated Statements of Operations. Spin-Off costs are primarily comprised of professional fees and costs to separate certain operational activities, including costs to separate information technology systems which the Company expects to decrease and ultimately conclude over the second half of 2024.

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

During the three and six months ended June 30, 2024, the Company recognized a $3 million and $19 million increase in Net earnings attributable to BorgWarner Inc., respectively, in the Condensed Consolidated Statement of Operations for the correction of misstatements related to certain accruals, of which $12 million related to 2023 (the remainder relates to periods prior to 2023). The Company has evaluated the effect of these out-of-period adjustments for the current reporting period, as well as on the previous interim and annual periods in which they should have been recognized, and concluded that these adjustments are not material to any of the periods affected.

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

In June 2023, the Company announced the next phase of its Charging Forward strategy, which focuses on profitably growing eProducts while maximizing the value of the Company’s Foundational products portfolio. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. During the six months ended June 30, 2024 and 2023, the Company’s eProducts revenue was approximately $1,082 million and $922 million, respectively, or 15% and 13% of its total revenue, respectively.

On July 3, 2023, BorgWarner completed the previously announced spin-off (“Spin-Off”) of its Fuel Systems and Aftermarket segments in a transaction intended to qualify as tax free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of 100% of the outstanding common stock of PHINIA, Inc. (“PHINIA”) to holders of record of common stock of the Company on a pro-rata basis. Each holder of record of common stock of the Company received one share of PHINIA common stock for every five shares of common stock of the Company held on June 23, 2023, the record date for the distribution. In lieu of fractional shares of PHINIA, stockholders of the Company received cash. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.

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

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition is expected to complement the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of the base purchase price in the year ended December 31, 2023. The remaining ¥51 million ($8 million) of base purchase price is payable in two installments with the last payment due before September 30, 2025. In addition, pursuant to the agreement, the Company could be obligated to remit up to ¥103 million ($15 million), in the form of contingent payments over approximately two years following the closing.

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

Outlook

The Company expects global market production to decrease modestly year-over-year in 2024. However, the Company expects net new business-related sales growth, due to the increased penetration of BorgWarner products, including eProducts, to drive a modest sales increase despite the decreased market production. As a result, the Company expects increased revenue in 2024, excluding the impact of foreign currencies. The Company expects the earnings benefit of this revenue growth to be partially offset by the increased investments made in Research and Development (“R&D”).

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

The following table presents a summary of our operating results:

	Three Months Ended June 30,
(in millions, except per share data)	2024		2023
Net sales		% of net sales		% of net sales
Air Management	$1,974	54.8%	$2,027	55.2%
Drivetrain & Battery Systems	1,196	33.2	1,117	30.4
ePropulsion	464	12.9	566	15.4
Inter-segment eliminations	(31)	(0.9)	(39)	(1.1)
Total net sales	3,603	100.0	3,671	100.0
Cost of sales	2,918	81.0	2,991	81.5
Gross profit	685	19.0	680	18.5
Selling, general and administrative expenses - R&D, net	189	5.2	183	5.0
Selling, general and administrative expenses - Other	152	4.2	151	4.1
Restructuring expense	25	0.7	9	0.2
Other operating expense, net	22	0.6	4	0.1
Operating income	297	8.2	333	9.1
Equity in affiliates’ earnings, net of tax	(12)	(0.3)	(12)	(0.3)
Unrealized loss on equity and debt securities	—	—	54	1.5
Interest expense, net	8	0.2	12	0.3
Other postretirement expense	3	0.1	3	0.1
Earnings from continuing operations before income taxes and noncontrolling interest	298	8.3	276	7.5
(Benefit) provision for income taxes	(31)	(0.9)	30	0.8
Net earnings from continuing operations	329	9.1	246	6.7
Net loss from discontinued operations	(12)	(0.3)	(24)	(0.7)
Net earnings	317	8.8	222	6.0
Net earnings from continuing operations attributable to noncontrolling interest	14	0.4	18	0.5
Net earnings attributable to BorgWarner Inc.	$303	8.4%	$204	5.6%
Earnings per share from continuing operations — diluted	$1.39		$0.97

Net sales
Net sales for the three months ended June 30, 2024 totaled $3,603 million, a decrease of $68 million, or 2%, compared to the three months ended June 30, 2023. The change in net sales for the three months ended June 30, 2024 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $62 million primarily due to the weakening of the Chinese Renminbi, Euro and Korean Won, in each case relative to the U.S. Dollar.
•Lower volume, mix and net new business decreased sales approximately $12 million. This decrease was primarily driven by a decline in market production. The weighted average market production as estimated by the Company was down approximately 2% from the three months ended June 30, 2023. Weighted average market production reflects light and commercial vehicle production as reported by IHS weighted for the Company’s geographic exposure, as estimated by the Company.

•Acquisitions contributed $6 million in additional sales during the three months ended June 30, 2024.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,918 million and 81.0%, respectively, during the three months ended June 30, 2024, compared to $2,991 million and 81.5%, respectively, during the three months ended June 30, 2023. The change in cost of sales for the three months ended June 30, 2024 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $48 million primarily due to the weakening of the Chinese Renminbi, Korean Won, and Euro, in each case relative to the U.S. Dollar.
•Lower sales volume, mix and net new business and purchasing savings decreased cost of sales by approximately $8 million.

Gross profit and gross margin were $685 million and 19.0%, respectively, during the three months ended June 30, 2024, compared to $680 million and 18.5%, respectively, during the three months ended June 30, 2023. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended June 30, 2024 was $341 million as compared to $334 million for the three months ended June 30, 2023. SG&A as a percentage of net sales was 9.5% and 9.1% for the three months ended June 30, 2024 and 2023, respectively.

The change in SG&A was primarily attributable Research and Development (“R&D”) costs that increased by $6 million. R&D costs, net of customer reimbursements, were 5.2% of net sales for the three months ended June 30, 2024, compared to 5.0% of net sales for the three months ended June 30, 2023. The increase in R&D costs, net of customer reimbursements, was primarily due to increasing net investment related to the Company’s eProduct portfolio.

Restructuring expense was $25 million and $9 million for the three months ended June 30, 2024 and 2023, respectively, primarily related to employee termination benefits. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the three and six months ended June 30, 2024 and 2023, the Company recorded $15 million and $9 million, respectively, of restructuring costs related to this plan. The resulting gross savings related to this plan are expected to be in the range of at least $80 million to $90 million annually by 2027 and are being utilized to sustain overall operating margin profile and cost competitiveness. Nearly all of the restructuring charges are expected to be cash expenditures, funded by cash on hand.

In June 2024, the Company announced a $75 million restructuring plan to address the cost structure in its ePropulsion segment due to increased market volatility. During the three months ended June 30, 2024, the Company recorded $10 million of restructuring charges related to this plan. The resulting annual cost savings related to this plan is expected to be approximately $100 million by 2026.

Other operating expense, net was $22 million and $4 million for the three months ended June 30, 2024 and 2023, respectively. The change in Other operating expense, net was primarily due to:

•A loss of approximately $15 million related to the settlement of a commercial contract assumed in its acquisition of the electric hybrid systems business segment of Eldor during the three months ended June 30, 2024.

•Expense of approximately $11 million primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA during the three months ended June 30, 2024.
•Merger and acquisition expense of $8 million primarily related to professional fees associated with specific acquisition initiatives during the three months ended June 30, 2023.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $12 million for both the three months ended June 30, 2024 and 2023, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized loss on equity and debt securities was $54 million for the three months ended June 30, 2023. This line item reflects the net unrealized gains or losses recognized due to valuing the Company’s investments at fair value. For the three months ended June 30, 2023, this primarily related to losses recognized to adjust the Company’s investment in Wolfspeed Inc. (“Wolfspeed”) convertible debt securities to fair value. The Company sold its Wolfspeed convertible debt securities during the third and fourth quarters of 2023.

Interest expense, net was $8 million and $12 million for the three months ended June 30, 2024 and 2023, respectively. This decrease was primarily due to the reduction in interest following a debt extinguishment completed in September 2023 and higher interest rates on cash and cash equivalents balances.

(Benefit) provision for income taxes was a benefit of $31 million for the three months ended June 30, 2024, resulting in an effective rate of (10)%. This compared to a provision of $30 million, or an effective rate of 11%, for the three months ended June 30, 2023. During the three months ended June 30, 2024, the Company recorded a discrete tax benefit of $89 million related to a reduction in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed. In addition, the Company recorded a discrete tax benefit of $4 million related to net changes to valuation allowances. During the three months ended June 30, 2023, the Company recorded a discrete tax benefit of approximately $29 million in relation to the Spin-Off and a $10 million discrete tax benefit relating to various immaterial tax adjustments.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

The following table presents a summary of our operating results:

	Six Months Ended June 30,
(in millions, except per share data)	2024		2023
Net sales		% of net sales		% of net sales
Air Management	$4,004	55.6%	$4,006	56.8%
Drivetrain & Battery Systems	2,355	32.7	2,073	29.4
ePropulsion	900	12.5	1,053	14.9
Inter-segment eliminations	(61)	(0.8)	(78)	(1.1)
Total net sales	7,198	100.0	7,054	100.0
Cost of sales	5,869	81.5	5,797	82.2
Gross profit	1,329	18.5	1,257	17.8
Selling, general and administrative expenses - R&D, net	376	5.2	349	4.9
Selling, general and administrative expenses - Other	294	4.1	284	4.0
Restructuring expense	44	0.6	12	0.2
Other operating expense, net	23	0.3	5	0.1
Operating income	592	8.2	607	8.6
Equity in affiliates’ earnings, net of tax	(17)	(0.2)	(13)	(0.2)
Unrealized loss on equity and debt securities	2	—	69	1.0
Interest expense, net	13	0.2	22	0.3
Other postretirement expense	6	0.1	5	0.1
Earnings from continuing operations before income taxes and noncontrolling interest	588	8.2	524	7.4
Provision for income taxes	31	0.4	97	1.4
Net earnings from continuing operations	557	7.7	427	6.1
Net (loss) earnings from discontinued operations	(19)	(0.3)	25	0.4
Net earnings	538	7.5	452	6.4
Net earnings from continuing operations attributable to noncontrolling interest	29	0.4	31	0.4
Net earnings attributable to BorgWarner Inc.	$509	7.1%	$421	6.0%
Earnings per share from continuing operations — diluted	$2.32		$1.69

Net sales
Net sales for the six months ended June 30, 2024 totaled $7,198 million, an increase of $144 million, or 2%, compared to the six months ended June 30, 2023. The change in net sales for the six months ended June 30, 2024 was primarily driven by the following:

•Favorable volume, mix and net new business increased sales approximately $221 million, or 3%. This increase was primarily driven by growth despite flat market production, which the Company believes reflects higher demand for its products. The weighted average market production as estimated by the Company, was flat from the six months ended June 30, 2023. Weighted average market production reflects light and commercial vehicle production as reported by IHS weighted for the Company’s geographic exposure, as estimated by the Company.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $94 million primarily due to the weakening of the Chinese Renminbi and Korean Won, in each case relative to the U.S. Dollar.

•Acquisitions contributed $17 million in additional sales during the six months ended June 30, 2024.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $5,869 million and 81.5%, respectively, during the six months ended June 30, 2024, compared to $5,797 million and 82.2%, respectively, during the six months ended June 30, 2023. The change in cost of sales for the six months ended June 30, 2024 was primarily driven by the following:

•Higher sales volume, mix and net new business and purchasing savings increased cost of sales by approximately $123 million.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $71 million primarily due to the weakening of the Chinese Renminbi and Korean Won, in each case relative to the U.S. Dollar.

Gross profit and gross margin were $1,329 million and 18.5%, respectively, during the six months ended June 30, 2024, compared to $1,257 million and 17.8%, respectively, during the six months ended June 30, 2023. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the six months ended June 30, 2024 was $670 million as compared to $633 million for the six months ended June 30, 2023. SG&A as a percentage of net sales was 9.3% and 9.0% for the six months ended June 30, 2024 and 2023, respectively.

The change in SG&A was primarily attributable Research and Development (“R&D”) costs that increased by $27 million. R&D costs, net of customer reimbursements, were 5.2% of net sales for the six months ended June 30, 2024, compared to 4.9% of net sales for the six months ended June 30, 2023. The increase in R&D costs, net of customer reimbursements, was primarily due to increasing net investment related to the Company’s eProduct portfolio.

Restructuring expense was $44 million and $12 million for the six months ended June 30, 2024 and 2023, respectively, primarily related to employee termination benefits. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the six months ended June 30, 2024 and 2023, the Company recorded $34 million and $12 million, respectively, of restructuring costs related to this plan.

In June 2024, the Company announced a $75 million restructuring plan to address the cost structure in its ePropulsion segment due to increased market volatility. During the six months ended June 30, 2024, the Company recorded $10 million of restructuring charges related to this plan.

Other operating expense, net was $23 million and $5 million for the six months ended June 30, 2024 and 2023, respectively. The change in Other operating expense, net was primarily due to:

•A loss of approximately $15 million related to the settlement of a commercial contract assumed in its acquisition of the electric hybrid systems business segment of Eldor during the six months ended June 30, 2024.
•Expense of approximately $11 million primarily for adjustments to net amounts owed to the Company related to the tax matters agreement related to the Spin-Off during the six months ended June 30, 2024.

•Merger and acquisition expense of $5 million and $16 million, primarily related to professional fees associated with specific acquisition initiatives during the six months ended June 30, 2024 and 2023, respectively.
•Gains on the sale of business of $3 million and $5 million were recorded during the six months ended June 30, 2024 and 2023, respectively, that related to the recognition of earn-outs on prior dispositions.
•A gain of $6 million related to the sale of certain fixed assets during the six months ended June 30, 2023.

Other operating expense, net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $17 million and $13 million for the six months ended June 30, 2024 and 2023, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized loss on equity and debt securities was $2 million and $69 million for the six months ended June 30, 2024 and 2023, respectively. This line item reflects the net unrealized gains or losses recognized due to valuing the Company’s investments at fair value. For the six months ended June 30, 2023, this primarily related to losses recognized to adjust the Company’s investment in Wolfspeed convertible debt securities to fair value. The Company sold its Wolfspeed convertible debt securities during the third and fourth quarters of 2023.

Interest expense, net was $13 million and $22 million for the six months ended June 30, 2024 and 2023, respectively. This decrease was primarily due to the reduction in interest following a debt extinguishment completed in September 2023 and higher interest rates on cash and cash equivalents balances.

Provision for income taxes was $31 million for the six months ended June 30, 2024, resulting in an effective rate of 5%. This compared to $97 million, or an effective rate of 19%, for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company recorded a discrete tax benefit of $89 million related to a reduction in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed. In addition, the Company recorded a discrete tax benefit of $4 million related to net changes to valuation allowances. During the six months ended June 30, 2023, a the Company recorded a discrete tax benefit of approximately $29 million in relation to the Spin-Off, a discrete tax benefit of approximately $14 million was recorded related to the resolution of tax audits, a $10 million discrete tax expense for the impact of enacted tax law changes, and a discrete tax benefit of $9 million related to various immaterial tax adjustments.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $1.39 and $0.97 for the three months ended June 30, 2024 and 2023, respectively and $2.32 and $1.69 for the six months ended June 30, 2024 and 2023, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-comparable items:	2024	2023	2024	2023
Restructuring expense	$(0.08)	$(0.03)	$(0.14)	$(0.04)
Commercial contract settlement	(0.05)	—	(0.05)	—
Adjustments associated with Spin-Off related balances	(0.05)	—	(0.05)	—
Accelerated depreciation	(0.03)	—	(0.03)	(0.01)
Merger and acquisition expense	—	(0.03)	(0.02)	(0.07)
Gain on sale of businesses	—	0.02	0.01	0.02
Service and lease agreement termination	—	(0.03)	—	(0.03)
Gain on sale of assets	—	0.02	—	0.02
Unrealized loss on equity and debt securities	—	(0.18)	(0.01)	(0.23)
Tax adjustments	0.42	0.17	0.42	0.18
Other non-comparable items	(0.01)	(0.01)	(0.03)	0.01
Total impact of non-comparable items per share - diluted	$0.20	$(0.07)	$0.10	$(0.15)

Results by Reportable Segment

The Company’s business is aggregated into three reportable segments: Air Management, Drivetrain & Battery Systems, and ePropulsion. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems.

In the second quarter of 2024, the Company announced a new business unit and management structure designed to further enhance the execution of the Company’s Charging Forward strategy effective July 1, 2024. As of June 30, 2024, management continued to assess the performance of reportable segments using the structure that was in place at December 31, 2023. Beginning with the third quarter of 2024, the Company will assess performance using the new structure and expects to report its financial results in four reportable segments: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems.

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

The following tables present net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Air Management	$1,974	$304	15.4%	$2,027	$305	15.0%
Drivetrain & Battery Systems	1,196	176	14.7%	1,117	142	12.7%
ePropulsion	464	(49)	(10.6)%	566	(19)	(3.4)%
Inter-segment eliminations	(31)	—		(39)	—
Totals	$3,603	$431		$3,671	$428

The Air Management segment’s net sales decreased $53 million, or 3%, and Segment Adjusted Operating Income decreased $1 million from the three months ended June 30, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $33 million primarily due to the weakening of the Euro, Chinese Renminbi and Korean Won, in each case relative to the U.S. Dollar. The decrease excluding the impact of foreign currencies was primarily due to approximately $20 million of a reduction in volume, mix, and net new business driven by lower non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating Margin was 15.4% for the three months ended June 30, 2024, compared to 15.0% during the three months ended June 30, 2023. The Segment Adjusted Operating Income remained flat primarily due to lower customer recoveries, offset by savings related to purchasing and restructuring.

The Drivetrain & Battery Systems segment’s net sales increased $79 million, or 7%, and Segment Adjusted Operating Income increased $34 million from the three months ended June 30, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $20 million primarily due to the weakening of the Chinese Renminbi, Korean Won and Euro, in each case relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $99 million of volume, mix and net new business driven by increased demand for battery system products in Europe and North America and drivetrain system products in Asia. Segment Adjusted Operating Margin was 14.7% for the three months ended June 30, 2024, compared to 12.7% during the three months ended June 30, 2023. The Segment Adjusted Operating Income increase was primarily due to conversion on higher sales and purchasing savings.

The ePropulsion segment’s net sales decreased $102 million, or 18%, and Segment Adjusted Operating Loss increased $30 million from the three months ended June 30, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $9 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar. Acquisitions contributed $6 million in additional sales during the three months ended June 30, 2024. The decrease excluding these items was primarily due to approximately $99 million of a reduction in volume, mix and net new business driven by decreased demand for the Company’s light vehicle eProducts in North America and China. Segment Adjusted Operating Margin was (10.6)% for the three months ended June 30, 2024, compared to (3.4)% during the three months ended June 30, 2023. The Segment Adjusted Operating Loss was primarily due to investments in R&D for eProducts. The Segment Adjusted Operating Loss increased due to lower sales, higher R&D investments and impacts related to the Eldor acquisition.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Air Management	$4,004	$612	15.3%	$4,006	$590	14.7%
Drivetrain & Battery Systems	2,355	334	14.2%	2,073	253	12.2%
ePropulsion	900	(111)	(12.3)%	1,053	(54)	(5.1)%
Inter-segment eliminations	(61)	—		(78)	—
Totals	$7,198	$835		$7,054	$789

The Air Management segment’s net sales decreased $2 million and Segment Adjusted Operating Income increased $22 million from the six months ended June 30, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $42 million primarily due to the weakening of the Chinese Renminbi and Korean Won, in each case relative to the U.S. Dollar. Acquisitions contributed $5 million in additional sales during the six months ended June 30, 2024. The increase excluding these items was primarily due to approximately $35 million of volume, mix and net new business driven by increased demand for the Company’s products. Segment Adjusted Operating Margin was 15.3% for the six months ended June 30, 2024, compared to 14.7% during the six months ended June 30, 2023. The Segment Adjusted Operating Income increase was primarily due to purchasing savings and lower input costs.

The Drivetrain & Battery Systems segment’s net sales increased $282 million, or 14%, and Segment Adjusted Operating Income increased $81 million from the six months ended June 30, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $33 million primarily due to the weakening of the Chinese Renminbi and Korean Won, in each case relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $315 million of volume, mix and net new business driven by increased demand for battery system products in Europe and North America and drivetrain system products in Asia. Segment Adjusted Operating Margin was 14.2% for the six months ended June 30, 2024, compared to 12.2% during the six months ended June 30, 2023. The Segment Adjusted Operating Income increase was primarily due to conversion on higher sales and lower input costs, partially offset by investments in R&D for battery systems.

The ePropulsion segment’s net sales decreased $153 million, or 15%, and Segment Adjusted Operating Loss increased $57 million from the six months ended June 30, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $19 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar. Acquisitions contributed $12 million in additional sales during the six months ended June 30, 2024. The decrease excluding these items was primarily due to approximately $146 million of a reduction in volume, mix and net new business driven by decreased demand for the Company’s light vehicle eProducts in North America and China. Segment Adjusted Operating Margin was (12.3)% for the six months ended June 30, 2024, compared to (5.1)% during the six months ended June 30, 2023. The Segment Adjusted Operating Loss was primarily due to investments in R&D for eProducts. The Segment Adjusted Operating Loss increased due to lower sales, higher R&D investments and impacts related to the Eldor acquisition.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of June 30, 2024, the Company had liquidity of $3,288 million, comprised of cash, cash equivalent and restricted cash balances of $1,288 million and an undrawn revolving credit facility of $2,000 million. The Company was in full compliance with its covenants under the revolving credit facility and had full access to its undrawn revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of June 30, 2024, cash and cash equivalent balances of $744 million were held by the Company’s subsidiaries outside the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility that includes a feature allowing the Company the ability to increase the facility by $1.0 billion with bank group approval. This facility matures in September 2028. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at June 30, 2024. At June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of June 30, 2024 and December 31, 2023.

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

On February 7, 2024, April 24, 2024 and July 23, 2024, the Company’s Board of Directors declared quarterly cash dividends of $0.11 per share of common stock, respectively. The dividends declared in the first quarter and second quarter were paid on March 15, 2024 and June 17, 2024, respectively. The dividend declared in the third quarter will be paid on September 16, 2024.

From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings. The current outlook from each of Fitch, Standard & Poor’s and Moody’s is stable. None of the Company's debt agreements requires accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Six Months Ended June 30,
(in millions)	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings from continuing operations	$557	$427
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	276	250
Intangible asset amortization	34	34
Restructuring expense, net of cash paid	15	10
Stock-based compensation expense	29	30
Gain on sale of businesses	(3)	(5)
Deferred income tax benefit	(32)	(50)
Unrealized loss on equity and debt securities	2	69
Other non-cash adjustments	20	(4)
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	341	334
Retirement plan contributions	(11)	(10)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(83)	(459)
Inventories	(45)	(111)
Accounts payable and accrued expenses	(269)	84
Other assets and liabilities	(146)	24
Net cash provided by operating activities from continuing operations	$344	$289

Net cash provided by operating activities was $344 million for the six months ended June 30, 2024 compared to $289 million for the six months ended June 30, 2023. The increase for the six months ended June 30, 2024 compared with the six months ended June 30, 2023 was primarily due to higher net earnings adjusted for non-cash charges and changes in working capital.

Investing Activities

	Six Months Ended June 30,
(in millions)	2024	2023
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	$(355)	$(439)
Payments for businesses acquired, net of cash acquired	—	(30)
Proceeds from settlement of net investment hedges, net	36	13
(Payments for) proceeds from investments in debt and equity securities, net	(4)	6
Proceeds from the sale of business, net	8	—
Proceeds from asset disposals and other, net	2	14
Net cash used in investing activities from continuing operations	$(313)	$(436)

Net cash used in investing activities was $313 million during the first six months of 2024 compared to $436 million during the first six months of 2023. In 2023, the Company acquired the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric. As a percentage of sales, capital expenditures were 4.9% and 6.2% for the six months ended June 30, 2024 and 2023, respectively. The year-over-year reduction in capital expenditures was primarily due to lower eProduct investments.

Financing Activities

	Six Months Ended June 30,
(in millions)	2024	2023
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net increase in notes payable	$—	$3
Additions to debt	2	1
Repayments of debt, including current portion	(15)	(6)
Payments for purchase of treasury stock	(100)	—
Payments for stock-based compensation items	(23)	(25)
Payments for contingent consideration	(1)	(23)
Purchase of noncontrolling interest	—	(15)
Dividends paid to BorgWarner stockholders	(50)	(79)
Dividends paid to noncontrolling stockholders	(55)	(64)
Net cash used in financing activities from continuing operations	$(242)	$(208)

Net cash used in financing activities was $242 million during the first six months of 2024 compared to $208 million during the first six months of 2023. Net cash used in financing activities during the six months ended June 30, 2024 was primarily related to the $100 million of BorgWarner share repurchases, $50 million in dividends paid to the Company’s stockholders and $55 million in dividends paid to noncontrolling stockholders of the Company’s consolidated joint ventures.

CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company does not believe that adverse outcomes in any of these commercial and legal claims, actions and complaints are reasonably likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 17 such sites as of both June 30, 2024 and December 31, 2023. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the Brazilian Real, British Pound, Chinese Renminbi, Euro, Korean Won, Mexican Peso, Polish Zloty, Singaporean Dollar and Thai Baht. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of June 30, 2024 and December 31, 2023, the Company recorded a deferred gain of $182 million and $112 million, respectively, both before taxes, for designated net investment hedges within accumulated other comprehensive income (loss).

The significant foreign currency translation adjustments during the three and six months ended June 30, 2024 and 2023 are shown in the following tables, which provide the percentage change in U.S. Dollar against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Euro	(1)%	$(2)	(3)%	$(37)
Chinese Renminbi	(1)%	$(11)	(2)%	$(40)
Korean Won	(3)%	$(10)	(6)%	$(15)

(in millions, except for percentages)	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Brazilian Real	6%	$14	10%	$24
Euro	1%	$13	2%	$35
British Pound	3%	$11	5%	$17
Korean Won	(1)%	$(7)	(4)%	$(19)
Chinese Renminbi	(5)%	$(131)	(5)%	$(122)

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. Refer to Note 20, “Contingencies,” to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for a discussion of environmental and other litigation which is incorporated herein by reference.

Item 1A. Risk Factors

During the six months ended June 30, 2024, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In November 2023, the Company’s Board of Directors authorized the purchase of up to $544 million of the Company’s common stock, which replaced the previous repurchase authorization. By its terms, this share repurchase authorization had an expiration date of December 31, 2027. As of June 30, 2024, the Company had repurchased $277 million of common stock under this repurchase program. In April 2024, the Company’s Board of Directors authorized the purchase of up to $767 million of the Company’s common stock, which replaces the previous authorization. By its terms, this share repurchase authorization expires on December 31, 2027. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2024:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
April 1, 2024 - April 30, 2024
Common Stock Repurchase Program	—	$—	—	$767
Employee transactions	1,443	$35.04	—
May 1, 2024 - May 31, 2024
Common Stock Repurchase Program	—	$—	—	$767
Employee transactions	—	$—	—
June 1, 2024 - June 30, 2024
Common Stock Repurchase Program	—	$—	—	$767
Employee transactions	3,090	$32.24	—

Item 5. Other Information

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 10.1†	BorgWarner Inc. Executive Severance Plan.*

Exhibit 10.2†	Restricted Stock Award Agreement – Retention Award, dated July 1, 2024 between the Company and Tonit Calaway.*

Exhibit 10.3†	Form of 2024 BorgWarner Inc. 2023 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors.*

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.*

Exhibit 32.1	Section 1350 Certifications.*

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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

Date: July 31, 2024