Form 10-Q
period 2024-09-30
BORGWARNER INC
filed 2024-10-31
CIK 908255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
QUARTERLY REPORT
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 25, 2024, the registrant had 218,699,878 shares of voting common stock outstanding.

BORGWARNER INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$2,000	$1,534
Receivables, net	3,215	3,109
Inventories, net	1,366	1,313
Prepayments and other current assets	275	261
Total current assets	6,856	6,217

Property, plant and equipment, net	3,814	3,783
Investments and long-term receivables	350	364
Goodwill	3,027	3,013
Other intangible assets, net	514	564
Other non-current assets	576	512
Total assets	$15,137	$14,453

LIABILITIES AND EQUITY
Short-term debt	$398	$73
Accounts payable	2,176	2,546
Other current liabilities	1,144	1,148
Total current liabilities	3,718	3,767

Long-term debt	4,195	3,707
Retirement-related liabilities	146	146
Other non-current liabilities	726	767
Total liabilities	8,785	8,387

Commitments and contingencies

Common stock	3	3
Capital in excess of par value	2,657	2,689
Retained earnings	6,840	6,152
Accumulated other comprehensive loss	(808)	(828)
Common stock held in treasury, at cost	(2,536)	(2,188)
Total BorgWarner Inc. stockholders’ equity	6,156	5,828
Noncontrolling interest	196	238
Total equity	6,352	6,066
Total liabilities and equity	$15,137	$14,453

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net sales	$3,449	$3,622	$10,647	$10,676
Cost of sales	2,813	2,970	8,682	8,767
Gross profit	636	652	1,965	1,909

Selling, general and administrative expenses	340	330	1,010	963
Restructuring expense	21	56	65	68
Other operating expense (income), net	5	(6)	28	(1)
Operating income	270	272	862	879

Equity in affiliates’ earnings, net of tax	(6)	(10)	(23)	(23)
Unrealized and realized (gain) loss on equity and debt securities	(2)	60	—	129
Interest expense (income), net	4	(19)	17	3
Other postretirement expense	4	3	10	8
Earnings from continuing operations before income taxes and noncontrolling interest	270	238	858	762

Provision for income taxes	13	133	44	230
Net earnings from continuing operations	257	105	814	532
Net loss from discontinued operations	(8)	(37)	(27)	(12)
Net earnings	249	68	787	520
Net earnings from continuing operations attributable to noncontrolling interest	15	18	44	49
Net earnings attributable to BorgWarner Inc.	$234	$50	$743	$471

Amounts attributable to BorgWarner Inc.:
Net earnings from continuing operations	$242	$87	$770	$483
Net loss from discontinued operations	(8)	(37)	(27)	(12)
Net earnings attributable to BorgWarner Inc.	$234	$50	$743	$471

Earnings per share from continuing operations — basic	$1.08	$0.37	$3.41	$2.07
Loss per share from discontinued operations — basic	(0.04)	(0.16)	(0.12)	(0.05)
Earnings per share attributable to BorgWarner Inc. — basic	$1.04	$0.21	$3.29	$2.02

Earnings per share from continuing operations — diluted	$1.08	$0.37	$3.40	$2.06
Loss per share from discontinued operations — diluted	(0.04)	(0.16)	(0.12)	(0.05)
Earnings per share attributable to BorgWarner Inc. — diluted	$1.04	$0.21	$3.28	$2.01

Weighted average shares outstanding:
Basic	223.1	233.4	225.7	233.2
Diluted	224.5	235.3	226.8	234.6

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net earnings attributable to BorgWarner Inc.	$234	$50	$743	$471

Other comprehensive income (loss)
Foreign currency translation adjustments	159	(16)	62	(72)
Hedge instruments[1]	(28)	(12)	(46)	26
Postretirement defined benefit plans[1]	(1)	11	4	7
Total other comprehensive income (loss) attributable to BorgWarner Inc.	130	(17)	20	(39)

Comprehensive income attributable to BorgWarner Inc.[1]	364	33	763	432

Net earnings from continuing operations attributable to noncontrolling interest	15	18	44	49
Other comprehensive income (loss) attributable to noncontrolling interest[1]	11	(4)	3	(18)
Comprehensive income	$390	$47	$810	$463
____________________________________
1    Net of income taxes.

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net cash provided by operating activities of continuing operations (see Note 23)	$700	$510
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	(510)	(624)
Payments for businesses acquired, net of cash acquired	—	(31)
Proceeds from settlement of net investment hedges, net	46	25
(Payments for) proceeds from investments in equity and debt securities, net	(7)	63
Proceeds from the sale of business, net	8	—
Proceeds from asset disposals and other, net	3	29
Net cash used in investing activities from continuing operations	(460)	(538)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net increase in notes payable	—	3
Additions to debt	1,000	4
Payments for debt issuance costs	(9)	(3)
Repayments of debt, including current portion	(175)	(444)
Payments for purchase of treasury stock	(401)	—
Payments for stock-based compensation items	(23)	(25)
Payments for businesses acquired, net of cash acquired	(4)	—
Payments for contingent consideration	(1)	(23)
Purchase of noncontrolling interest	—	(15)
Net distribution from PHINIA	—	401
Dividends paid to BorgWarner stockholders	(74)	(105)
Dividends paid to noncontrolling stockholders	(63)	(71)
Net cash provided by (used in) financing activities from continuing operations	250	(278)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities of discontinued operations	(27)	(66)
Investing activities of discontinued operations	—	(86)
Financing activities of discontinued operations	—	84
Net cash used in discontinued operations	(27)	(68)
Effect of exchange rate changes on cash	3	(15)
Net increase (decrease) in cash and cash equivalents	466	(389)
Cash and cash equivalents at beginning of year	1,534	1,338
Cash and cash equivalents at end of period	$2,000	$949
Less: Cash and cash equivalents of discontinued operations at end of period	$—	$—
Cash and cash equivalents of continuing operations at end of period	$2,000	$949

See accompanying Notes to Condensed Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of BorgWarner Inc. and Consolidated Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, in the nine months ended September 30, 2024, the Company recognized a $19 million increase in Net earnings attributable to BorgWarner Inc. in the Condensed Consolidated Statement of Operations for the correction of misstatements related to certain accruals, of which $12 million related to 2023 (the remainder relates to periods prior to 2023). The Company has evaluated the effect of these out-of-period adjustments for the current reporting period, as well as on the previous interim and annual periods in which they should have been recognized, and concluded that these adjustments are not material to any of the periods affected. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet as of December 31, 2023 was derived from the audited financial statements as of that date. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Effective July 1, 2024, the Company implemented a new business unit and management structure designed to further enhance the execution of the Company’s Charging Forward strategy. The Company now reports its results in the following four reportable segments: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems. This new structure had no impact on the Company’s consolidated financial position, results of operations or cash flows. The reportable segment disclosures have been updated accordingly, which included recasting prior period information for the new reporting structure. Refer to Note 11, “Goodwill And Other Intangibles” and Note 22, “Reportable Segments,” to the Condensed Consolidated Financial Statements for more information.

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

In connection with the Spin-Off, the Company entered into several agreements with PHINIA on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with PHINIA after the Spin-Off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, an intellectual property cross-license agreement and a transition services agreement through which the Company and PHINIA will continue to provide certain services to each other following the Spin-Off. The Company completed the performance under the transition services agreement during the three months ended September 30, 2024.

NOTE 2 NEW ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” It requires incremental disclosures related to an entity’s reportable segments, including (i) significant segment expense categories and amounts for each reportable segment that are provided to the chief operating decision maker (“CODM”), (ii) an aggregate amount and description of other segment items included in each reported measure, (iii) all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 to be disclosed in interim periods, (iv) the title and position of the individual or the name of the group identified as the CODM and (v) an explanation of how the CODM uses the reported measures of segment profit or loss to assess performance and allocate resources to the segment. The standard improves transparency by providing disaggregated expense information about an entity’s reportable segments. The standard does not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. Upon adoption, the Company will provide additional disclosures as required. The Company does not expect this guidance to have a material impact on the identification of its reportable segments or its Consolidated Financial Statements.

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

Eldor Corporation’s Electric Hybrid Systems Business

On December 1, 2023, the Company completed its acquisition of the electric hybrid systems business segment of Eldor Corporation (“Eldor”), which is headquartered in Italy. The Company expects the acquisition to complement its existing PowerDrive Systems product portfolio by enhancing the Company’s engineering capabilities in power electronics. The Company paid €72 million ($78 million) at closing and is obligated to remit up to €175 million ($191 million) of earn-out payments that could be paid over the two years following closing. The earn-out payments are contingent upon booked business for future periods from new customer awards. The Company’s estimate at closing indicated that the minimum threshold for the earn-out target would not be achieved; thus, no amount of the potential earn-out payments was included in the purchase consideration. As of September 30, 2024, the Company’s estimate has not changed; thus, no amount is included in the Company’s Condensed Consolidated Balance Sheet.

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

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $14 million was recorded within the Company’s PowerDrive Systems segment. Goodwill consists of the Company’s expected future economic benefits that will be realized from expanding the Company’s electric vehicle portfolio as electric vehicle production continues to increase. Goodwill is not deductible for tax purposes in Italy.

The following table summarizes the other intangible assets acquired:

(in millions)	Estimated Life	Estimated Fair Value
Developed technology	6 years	$9
Customer relationships	10 years	2
Total other intangible assets		$11

Identifiable intangible assets were valued using the market approach.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition complements the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of base purchase price in the year ended December 31, 2023. The Company paid ¥25 million ($4 million) during the nine months ended September 30, 2024. In accordance with ASC Topic 230, since the payments made in 2024 are not soon after the acquisition close date, they are recorded as a financing activity in the Company’s Condensed Consolidated Statement of Cash Flows. Of the remaining ¥26 million ($4 million) of base purchase price, ¥6 million ($1 million) is payable by December 31, 2024 and is recorded in Other current liabilities in the

Company’s Condensed Consolidated Balance Sheet as of September 30, 2024. The remaining ¥20 million ($3 million) of base purchase price is payable before October 31, 2025 and is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2024.

Pursuant to the agreement, the Company’s obligation to remit up to ¥103 million ($15 million) of earn-out payments is contingent upon the achievement of certain revenue and pre-tax profit margin targets in 2023 and 2024 as well as the retention of key employees during the same time period. In the nine months ended September 30, 2024, the Company paid ¥10 million ($1 million) of earnout related to the 2023 measurement period. The Company’s current estimate of the earn-out payments related to the 2024 measurement period is approximately ¥10 million ($2 million), which is recorded in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2024.

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

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition strengthens the Company’s power electronics capabilities in auxiliary inverters, which the Company expects will help to accelerate the growth of its High Voltage eFan business. The total consideration was ₣37 million ($39 million), including ₣27 million ($29 million) of base purchase price and ₣10 million ($10 million) of estimated earn-out payments. The Company paid ₣27 million ($29 million) of base purchase price at closing. The Company’s obligation to remit up to ₣10 million ($10 million) of earn-out payments, over the three years following closing, is contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. During the three months ended September 30, 2024, the Company revised its estimate of expected earn-out payments due to reductions in expected awarded business programs and increased headcount turnover. In accordance with ASC Topic 805, the ₣5 million ($6 million) change in estimate was included in Other operating expense, net in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2024, the Company’s estimate of the earn-out payments was approximately ₣5 million ($6 million), which is recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet.

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

The Company paid $131 million at closing. Pursuant to the Agreement, the Company is obligated to remit up to $30 million of earn-out payments, payable in 2025, contingent upon achievement of certain sales dollars, sales volume, and gross margin targets. The Company’s estimate at closing indicated that the minimum thresholds for these earn-out targets would not be achieved; thus, no amount of the potential earn-out payments was included in the purchase consideration. As of September 30, 2024, the Company’s estimate has not changed; thus, no amount is included in the Company’s Condensed Consolidated Balance Sheet. Additionally, pursuant to the Agreement, the Company is obligated to remit up to $25 million over the three years following closing in key employee retention-related payments, which include certain performance targets. The amounts are being accounted for as post-combination expense.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $16 million and $18 million at September 30, 2024 and December 31, 2023, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets and were $15 million and $18 million at September 30, 2024 and $18 million and $10 million at December 31, 2023, respectively. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and, at times, provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of September 30, 2024 and December 31, 2023, the Company recorded customer incentive payments of $25 million and $27 million, respectively, in Prepayments and other current assets, and $32 million and $58 million, respectively, in Other non-current assets in the Condensed Consolidated Balance Sheets.
The Company’s products can be disaggregated by two types: eProducts and Foundational products. eProducts include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. The following table represents a disaggregation of revenue from contracts with customers by Foundational products and eProducts for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Foundational products	$2,810	$3,050	$8,926	$9,182
eProducts	639	572	1,721	1,494
Total	$3,449	$3,622	$10,647	$10,676

The following tables represent a disaggregation of revenue from contracts with customers by reportable segment and region. The balances for prior periods have been recast for the reportable segment realignment for certain businesses that was completed in the third quarter of 2024. Refer to Note 22, “Reportable Segments,” to the Condensed Consolidated Financial Statements for more information.

	Three Months Ended September 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$335	$478	$87	$32	$932
Europe	668	295	143	152	1,258
Asia	329	589	275	3	1,196
Other	53	—	—	10	63
Total	$1,385	$1,362	$505	$197	$3,449

	Three Months Ended September 30, 2023
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$385	$523	$118	$39	$1,065
Europe	732	318	95	98	1,243
Asia	306	606	343	7	1,262
Other	50	—	—	2	52
Total	$1,473	$1,447	$556	$146	$3,622

	Nine Months Ended September 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$1,111	$1,517	$231	$134	$2,993
Europe	2,261	984	390	396	4,031
Asia	945	1,717	769	13	3,444
Other	155	—	—	24	179
Total	$4,472	$4,218	$1,390	$567	$10,647

	Nine Months Ended September 30, 2023
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$1,169	$1,543	$388	$100	$3,200
Europe	2,310	975	227	272	3,784
Asia	930	1,624	953	18	3,525
Other	158	—	4	5	167
Total	$4,567	$4,142	$1,572	$395	$10,676

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

The following tables display the Company’s restructuring expense by reportable segment:

	Three Months Ended September 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$7	$1	$—	$—	$—	$8
Other	8	—	5	—	—	13
Total restructuring expense	$15	$1	$5	$—	$—	$21

	Three Months Ended September 30, 2023
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$53	$1	$—	$—	$—	$54
Other	1	1	—	—	—	2
Total restructuring expense	$54	$2	$—	$—	$—	$56

	Nine Months Ended September 30, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$16	$10	$10	$1	$1	$38
Other	14	1	12	—	—	27
Total restructuring expense	$30	$11	$22	$1	$1	$65

	Nine Months Ended September 30, 2023
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Employee termination benefits	$60	$3	$—	$—	$—	$63
Other	4	1	—	—	—	5
Total restructuring expense	$64	$4	$—	$—	$—	$68

The following tables display rollforwards of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2024	$68	$7	$75
Restructuring expense, net	38	27	65
Cash payments	(54)	(30)	(84)
Foreign currency translation adjustment and other	—	2	2
Balance at September 30, 2024	52	6	58
Less: Non-current restructuring liability	8	—	8
Current restructuring liability at September 30, 2024	$44	$6	$50

(in millions)	Employee Termination Benefits	Other	Total
Balance at January 1, 2023	$39	$9	$48
Restructuring expense, net	63	5	68
Cash payments	(32)	(9)	(41)
Foreign currency translation adjustment and other	(1)	2	1
Balance at September 30, 2023	69	7	76
Less: Non-current restructuring liability	7	—	7
Current restructuring liability at September 30, 2023	$62	$7	$69

2023 Structural Costs Plan In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the three and nine months ended September 30, 2024, the Company recorded $18 million and $52 million, respectively, of restructuring charges related to this plan. During the three and nine months ended September 30, 2023, the Company recorded $56 million and $68 million, respectively, of restructuring costs related to this plan. Cumulatively, the Company has incurred $131 million of restructuring charges related to this plan.

2024 Structural Costs Plan In June 2024, the Company approved an approximately $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment due to increased market volatility, which could include realignment of the segment’s manufacturing footprint. During the three and nine months ended September 30, 2024, the Company recorded $3 million and $13 million, respectively, of restructuring charges related to this plan.

The following provides details of restructuring expense incurred by the Company’s reportable segments during the three and nine months ended September 30, 2024 and 2023, related to the plans discussed above:

Turbos & Thermal Technologies
2023 Structural Costs Plan
•During the three and nine months ended September 30, 2024, the segment recorded $15 million and $30 million, respectively, of restructuring costs under this plan. These costs primarily related to $16 million of employee termination benefits and $14 million of professional fees and equipment relocation costs for facilities in Europe, China and the U.S.

•During the three and nine months ended September 30, 2023, the segment recorded $54 million and $64 million, respectively, of restructuring costs under this plan. These costs primarily related to $60 million for a voluntary termination program during the nine months ended September 30, 2023.

Drivetrain & Morse Systems
2023 Structural Costs Plan
•During the three and nine months ended September 30, 2024, the segment recorded $1 million and $11 million, respectively, of restructuring costs under this plan. These costs primarily related to $10 million of employee termination benefits for a facility in Europe.

•During the three and nine months ended September 30, 2023, the segment recorded $2 million and $4 million, respectively, of restructuring costs under this plan. These costs primarily related to employee termination benefits and equipment moves.

PowerDrive Systems
2023 Structural Costs Plan
•During the three and nine months ended September 30, 2024, the segment recorded $2 million and $9 million, respectively, of restructuring costs under this plan. These costs primarily related to $8 million of equipment relocation costs.

2024 Structural Costs Plan
•During the three and nine months ended September 30, 2024, the segment recorded $3 million and $13 million, respectively, of restructuring costs under this plan. These costs primarily related to $9 million of employee termination benefits and $4 million of professional fees.

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

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Gross R&D expenditures	$218	$215	$656	$625
Customer reimbursements	(28)	(23)	(90)	(84)
Net R&D expenditures	$190	$192	$566	$541

NOTE 7 OTHER OPERATING EXPENSE (INCOME), NET

Items included in Other operating expense (income), net consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Commercial contract settlement	$—	$—	$15	$—
Adjustments associated with Spin-Off related balances	3	—	14	—
Collective bargaining agreement ratification bonus	4	—	4	—
Loss (gain) on sale of businesses	6	—	3	(5)
Merger and acquisition expense, net	(5)	2	—	18
Asset impairments and lease modifications	—	2	—	11
Gain on sale of assets	—	(7)	—	(13)
Other income, net	(3)	(3)	(8)	(12)
Other operating expense (income), net	$5	$(6)	$28	$(1)

Commercial contract settlement: During the nine months ended September 30, 2024, the Company recorded a loss of approximately $15 million related to the settlement of a commercial contract assumed in its acquisition of the electric hybrid systems business segment of Eldor.

Adjustments associated with Spin-Off related balances: During the three and nine months ended September 30, 2024, the Company recorded expense of $3 million and $14 million, respectively, primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.

Collective bargaining agreement ratification bonus: During the three and nine months ended September 30, 2024, the Company recorded $4 million of expense for bonuses related to the ratification of a collective bargaining agreement at a facility in New York.

Loss (gain) on sale of businesses: During the three and nine months ended September 30, 2024, the Company recorded a net loss on sales of businesses of $6 million and $3 million, respectively. During the three months ended September 30, 2024, the Company recorded a charge of $6 million related to the estimated loss on an immaterial business that met held for sale accounting criteria.

Merger and acquisition expense, net: During the three months ended September 30, 2024, the Company recorded a gain related to merger and acquisition activity of $5 million, primarily due to a $6 million revision of its expected earn-out related to the Drivetek acquisition, offset by expense primarily related to professional fees associated with specific acquisition initiatives. During the three and nine months ended September 30, 2023, the Company recorded merger and acquisition expense of $2 million and $18 million, respectively, primarily related to professional fees associated with specific acquisition initiatives.

Asset impairments and lease modifications: During the three and nine months ended September 30, 2023, the Company recorded charges of $2 million and $11 million, primarily related to a service and lease agreement termination and impairment of certain property, plant and equipment at a facility in North America.

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

The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was 5% and 56%, respectively. During the three months ended September 30, 2024, the Company recorded a discrete tax benefit of approximately $18 million related to a reduction in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed, a discrete tax expense of $4 million related to net changes to valuation allowances, a discrete tax benefit of approximately $36 million related to post Spin-Off restructuring and a discrete tax benefit of approximately $1 million related to various changes in filing positions for prior years. During the three months ended September 30, 2023, the Company recorded a discrete tax benefit of approximately $31 million related to various changes in filing positions for prior years, a discrete tax benefit of approximately $12 million in relation to the Spin-Off and a discrete tax expense of approximately $87 million for changes in judgment related to the realization of deferred tax assets, primarily due to the impact of the Spin-Off on the allocation of the Company’s profits across jurisdictions for tax purposes as well as various tax structuring actions and strategies.

The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was 5% and 30%, respectively. During the nine months ended September 30, 2024, the Company recorded a discrete tax benefit of approximately $107 million related to reductions in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed, a discrete tax benefit of approximately $36 million related to post Spin-Off restructuring and a discrete tax benefit of approximately $4 million related to various changes in filing positions for prior years. During the nine months ended September 30, 2023, the Company recorded a discrete tax benefit of approximately $41 million in relation to the Spin-Off, a discrete tax benefit of approximately $39 million related to various changes in filing positions for prior years, a discrete tax benefit of approximately $14 million related to the resolution of tax audits, a discrete tax expense of approximately $9 million for the impact of enacted tax law changes and a discrete tax expense of approximately $85 million for changes in judgment related to the realization of deferred tax assets, primarily due to the impact of the Spin-Off on the allocation of the Company’s profits across jurisdictions for tax purposes as well as various tax structuring actions and strategies.

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

NOTE 9 INVENTORIES, NET

A summary of Inventories, net is presented below:

	September 30,	December 31,
(in millions)	2024	2023
Raw material and supplies	$1,026	$991
Work in progress	159	160
Finished goods	213	194
FIFO inventories	1,398	1,345
LIFO reserve	(32)	(32)
Inventories, net	$1,366	$1,313

NOTE 10 OTHER ASSETS

Additional detail related to assets is presented below:

	September 30,	December 31,
(in millions)	2024	2023
Prepayments and other current assets:
Prepaid tooling	$113	$89
Prepaid taxes	42	38
Customer incentive payments (Note 4)	25	27
Contract assets (Note 4)	16	18
Derivative instruments	10	32
Other	69	57
Total prepayments and other current assets	$275	$261

Investments and long-term receivables:
Investment in equity affiliates	$242	$237
Investment in equity securities	70	71
Long-term receivables	38	56
Total investments and long-term receivables	$350	$364

Other non-current assets:
Deferred income taxes	$333	$257
Operating leases	142	143
Customer incentive payments (Note 4)	32	58
Derivative instruments	24	15
Other	45	39
Total other non-current assets	$576	$512

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

During the first quarter of 2024, the Company reduced the outlook of its PowerDrive Systems business in response to volatility in actual and expected customer production schedules. This was viewed as a triggering event, and as a result the Company performed an interim quantitative analysis of the fair value of the PowerDrive Systems reporting unit. The estimated fair value was determined using a combined income and market approach, consistent with the Company’s analysis performed during the fourth quarter of 2023. The most critical assumptions used in the calculation of the fair value of the PowerDrive Systems reporting unit were projected revenue growth rates, projected operating income margin, and discount rates. Additionally, at the time of that assessment, the carrying value of the PowerDrive Systems reporting unit was higher than the carrying value used in the most recent quantitative analysis in 2023 due to capital investments made in the business.

Based on this interim impairment test, the PowerDrive Systems reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 5%, resulting in no impairment.

The fair value of the PowerDrive Systems reporting unit’s goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected operating margin and discount rate used to evaluate the fair value of these assets and market multiples assumptions applied by the Company. Future changes in the judgments, assumptions and estimates from those used in valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

As further described in Note 22, “Reportable Segments,” as a result of the previously disclosed reportable segment realignment, the Company disaggregated certain entities within one of the Company’s historical goodwill reporting units across two reporting units: Drivetrain & Morse Systems and Battery & Charging Systems. As a result of this change, the Company allocated goodwill to these two reporting units on a relative fair value basis. The Company estimated the fair values of the businesses to be split from the historical reporting unit based upon the present value of their anticipated future cash flows. The Company’s determination of fair value involved judgment and the use of estimates and assumptions. In conjunction with the goodwill allocation, the Company performed a quantitative impairment assessment of the historical reporting units’ goodwill immediately before and after the segment realignment. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded its respective carrying value. The disclosures below have been updated accordingly, which included recasting prior period information for the new reporting structure.

Other than as described above, the Company noted no events or circumstances related to any of the Company’s reporting units in the three and nine months ended September 30, 2024 that required additional assessment or testing.

A summary of the changes in the carrying amount of goodwill are as follows:

(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
Gross goodwill balance, December 31, 2023	$1,257	$1,126	$481	$651	$3,515
Accumulated impairment losses, December 31, 2023	(502)	—	—	—	(502)
Net goodwill balance, December 31, 2023	$755	$1,126	$481	$651	$3,013
Goodwill during the period:
Other, primarily translation adjustment	4	1	3	6	14
Ending balance, September 30, 2024	$759	$1,127	$484	$657	$3,027

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		September 30, 2024			December 31, 2023
(in millions)	Estimated useful lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$364	$169	$195	$364	$145	$219
Customer relationships	6 - 15	643	332	311	641	305	336
Miscellaneous	2 - 5	10	8	2	9	6	3
Total amortized intangible assets		1,017	509	508	1,014	456	558
Unamortized trade names		6	—	6	6	—	6
Total other intangible assets		$1,023	$509	$514	$1,020	$456	$564

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2024	2023
Beginning balance, January 1	$196	$185
Provisions for current period sales	60	68
Adjustments of prior estimates	1	—
Payments	(47)	(53)
Other, primarily translation adjustment	2	(6)
Ending balance, September 30	$212	$194

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
(in millions)	2024	2023
Other current liabilities	$84	$91
Other non-current liabilities	128	105
Total product warranty liability	$212	$196

NOTE 13 DEBT

As of September 30, 2024 and December 31, 2023, the Company had debt outstanding as follows:

	September 30,	December 31,
(in millions)	2024	2023
Short-term borrowings	$60	$70

Long-term debt
3.375% Senior notes due 03/15/25 ($334 million par value)	334	384
5.000% Senior notes due 10/01/25 ($343 million par value)[1]	354	477
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,095	1,093
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
4.950% Senior notes due 08/15/29 ($500 million par value)	495	—
1.000% Senior notes due 05/19/31 (€1,000 million par value)	1,099	1,088
5.400% Senior notes due 08/15/34 ($500 million par value)	493	—
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	48	53
Total long-term debt	4,533	3,710
Less: current portion	338	3
Long-term debt, net of current portion	$4,195	$3,707
_____________________________
1 These notes include the fair value step up of $11 million and $24 million as of September 30, 2024 and December 31, 2023, respectively, related to the Delphi Technologies acquisition in 2020. The fair value step up was calculated based on observable market data and is amortized as a reduction to interest expense over the remaining life of the instrument using the effective interest method.

On August 16, 2024, the Company issued $500 million of 4.950% senior notes due August 2029 and $500 million of 5.400% senior notes due August 2034, primarily to retire the Company’s outstanding senior notes due in 2025. Interest is payable semi-annually in arrears on February 15 and August 15 of each year. These senior notes are not guaranteed by any of the Company’s subsidiaries.

On August 7, 2024, the Company announced that it had commenced tender offers to purchase for cash certain of the Company’s outstanding debt, specifically the 3.375% senior notes due in March 2025 (the “March 2025 Senior Notes”) and the 5.000% senior notes due in October 2025 (the “October 2025 Senior Notes”). Pursuant to the Company’s tender offers, during the three months ended September 30, 2024, the Company repaid $50 million of the March 2025 Senior Notes and $110 million of the October 2025 Senior Notes, this resulted in a gain on debt extinguishment of $3 million, which is reflected in Interest expense, net in the Condensed Consolidated Statement of Operations. On October 17, 2024, the Company announced that the remaining outstanding balance of the October 2025 Senior Notes will be redeemed in full on November 1, 2024, in accordance with the terms of the agreement. The remaining outstanding balance of the March 2025 Senior Notes will be purchased or settled by maturity.

In September 2023, the Company purchased and extinguished $438 million of senior notes due in 2025, comprised of $115 million and $323 million face value of its March 2025 Senior Notes and October 2025 Senior Notes, respectively. Total cash consideration paid was $430 million. The Company recorded a gain of approximately $28 million during the three months ended September 30, 2023, consisting of an

$8 million gain related to a cash settlement below the face value of the 2025 notes and $20 million related to the write-off of the unamortized premium and discount that was recorded at the time of note issuance. The gain was recorded to Interest expense, net, in the Condensed Consolidated Statement of Operations.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of September 30, 2024 and December 31, 2023, the Company had $60 million and $70 million, respectively, in borrowings under these facilities, which are classified in Short-term debt in the Condensed Consolidated Balance Sheets. The short-term borrowings primarily relate to a European money market loan with an interest rate of Euribor plus 1.75% that is callable upon immediate notice by either party.

The following table provides details on Interest expense, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest expense	$24	$21	$56	$57
Gain on debt extinguishment	(3)	(28)	(3)	(28)
Interest income	(17)	(12)	(36)	(26)
Interest expense (income), net	$4	$(19)	$17	$3

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in September 2028. The credit agreement contains customary events of default and one key financial covenant which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at September 30, 2024. At September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2024 and December 31, 2023.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of September 30, 2024 and December 31, 2023, the estimated fair values of the Company’s senior unsecured notes totaled $4,263 million and $3,304 million, respectively. The estimated fair values were $222 million lower than their carrying value at September 30, 2024 and $353 million lower than their carrying value at December 31, 2023. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company's multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $30 million and $37 million at September 30, 2024 and December 31, 2023, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTE 14 OTHER LIABILITIES

Additional detail related to liabilities is presented in the table below:

	September 30,	December 31,
(in millions)	2024	2023
Other current liabilities:
Payroll and employee related	$327	$329
Customer related	175	124
Indirect taxes	116	121
Product warranties (Note 12)	84	91
Income taxes payable	49	103
Employee termination benefits (Note 5)	44	61
Operating leases	36	37
Interest	28	26
Accrued freight	25	26
Dividends payable to noncontrolling stockholders	25	—
Supplier related	23	16
Insurance	17	16
Contract liabilities (Note 4)	15	18
Other non-income taxes	14	12
Retirement related	11	11
Deferred engineering	15	13
Other	140	144
Total other current liabilities	$1,144	$1,148

Other non-current liabilities:
Deferred income taxes	$157	$160
Product warranties (Note 12)	128	105
Other income tax liabilities	121	226
Operating leases	110	112
Deferred income	95	83
Employee termination benefits (Note 5)	8	7
Earn-out liability (Note 3)	8	13
Other	99	61
Total other non-current liabilities	$726	$767

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

		Basis of fair value measurements
(in millions)	Balance at September 30, 2024	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Investment in equity securities	$26	$—	$—	$—	—	$26
Foreign currency contracts	$11	$—	$11	$—	A	$—
Net investment hedge contracts	$23	$—	$23	$—	A	$—
Liabilities:
Non-current earn-out liability	$8	$—	$—	$8	C	$—
Net investment hedge contracts	$6	$—	$6	$—	A	$—
Foreign currency contracts	$27	$—	$27	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2023	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Current earn-out receivable	$5	$—	$—	$5	C	$—
Investment in equity securities	$26	$—	$—	$—	—	$26
Foreign currency contracts	$33	$—	$33	$—	A	$—
Net investment hedge contracts	$14	$—	$14	$—	A	$—
Liabilities:
Current earn-out liability	$2	$—	$—	$2	C	$—
Non-current earn-out liability	$13	$—	$—	$13	C	$—
Foreign currency contracts	$3	$—	$3	$—	A	$—
Net investment hedge contracts	$2	$—	$2	$—	A	$—
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

The following table provides a reconciliation of the Company’s Level 3 earn-out assets and liabilities:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Current earn-out receivables	Current earn-out liabilities	Non-current earn-out liabilities
Balance at January 1, 2023	$9	$21	$10
Contingent earn-out recognized upon acquisition or disposition	5	5	3
Change in fair value of contingent consideration	(9)	(24)	—
Balance at December 31, 2023	$5	$2	$13
Change in fair value of contingent consideration	3	(1)	(5)
Earn-out settlements	(8)	(1)	—
Balance at September 30, 2024	$—	$—	$8

Refer to Note 3, “Acquisitions,” to the Condensed Consolidated Financial Statements for more information regarding earn-outs.

NOTE 16 FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At September 30, 2024 and December 31, 2023, the Company had no derivative contracts that contained credit-risk-related contingent features.

Cash Flow Hedges

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. At September 30, 2024 and December 31, 2023, the Company had no material commodity derivative contracts.

The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates. At September 30, 2024 and December 31, 2023, the Company had no outstanding interest rate swaps or options.

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

At September 30, 2024 and December 31, 2023, the following foreign currency derivative contracts were outstanding and mature through the ending duration noted below:

Foreign currency derivatives (in millions)*
Functional Currency	Traded Currency	Notional in traded currency September 30,2024	Notional in traded currency December 31, 2023	Ending Duration
British Pound	Euro	80	83	Sep - 26
Chinese Renminbi	U.S. Dollar	221	209	Sep - 26
Euro	British Pound	—	15	Aug - 24
Euro	Hungarian Forint	9,291	8,233	Sep - 26
Euro	Swiss Franc	39	24	Sep - 26
Euro	Polish Zloty	620	573	Sep - 26
Euro	U.S. Dollar	172	152	Sep - 26
Thai Baht	U.S. Dollar	31	30	Sep - 25
U.S. Dollar	Chinese Renminbi	666	582	Aug - 25
U.S. Dollar	Korean Won	51,548	34,209	Nov - 25
U.S. Dollar	Mexican Peso	4,621	3,280	Sep - 26
U.S. Dollar	Thai Baht	—	2,100	Jun - 24

*Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. Dollar equivalent as of September 30, 2024 and December 31, 2023.

Net Investment Hedges

In addition, the Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries.

The Company selectively uses cross-currency swaps to hedge that foreign currency exposure. At September 30, 2024 and December 31, 2023, the following cross-currency swap contracts were outstanding:

	Cross-currency swaps
(in millions)	September 30, 2024	December 31, 2023	Ending duration
U.S. Dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul - 27
Fixed paying notional	€976	€976	Jul - 27
U.S. Dollar to Euro:
Fixed receiving notional	$—	$500	Mar - 25
Fixed paying notional	€—	€450	Mar - 25
Fixed receiving notional	$500	$—	Mar - 29
Fixed paying notional	€470	€—	Mar - 29
U.S. Dollar to Japanese yen:
Fixed receiving notional	$100	$100	Feb - 29
Fixed paying notional	¥12,724	¥12,724	Feb - 29

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

Fair Value of Derivative Instruments in the Balance Sheet

At September 30, 2024 and December 31, 2023, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties for derivative instruments under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under 815:	Location	September 30, 2024	December 31, 2023	Location	September 30, 2024	December 31, 2023
Foreign currency	Prepayments and other current assets	$9	$30	Other current liabilities	$20	$2
Foreign currency	Other non-current assets	$1	$1	Other non-current liabilities	$6	$—
Net investment hedges	Other non-current assets	$23	$14	Other non-current liabilities	$6	$2
Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$1	$2	Other current liabilities	$1	$1

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at September 30, 2024 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2024	December 31, 2023
Net investment hedges:
Cross-currency swaps	$17	$12	$—
Foreign currency-denominated debt	90	100	—
Total	$107	$112	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the gains and losses recorded in income shown in the table below. Certain prior period amounts have been revised and moved to these tables from the table disclosing gains recorded on derivatives not designated as hedging instruments.

	Three Months Ended September 30, 2024
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,449	$2,813	$340	$130
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$23
Gain (loss) reclassified from AOCI to income	$1	$4	$—	$—

	Nine Months Ended September 30, 2024
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$10,647	$8,682	$1,010	$20
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$19
Gain (loss) reclassified from AOCI to income	$1	$26	$—	$—

	Three Months Ended September 30, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$3,622	$2,970	$330	$(17)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$1
Gain (loss) reclassified from AOCI to income	$—	$—	$12	$—

	Nine Months Ended September 30, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income (loss) line items in which the effects of cash flow hedges are recorded	$10,676	$8,767	$963	$(39)
Gain (loss) on cash flow hedging relationships:
Foreign currency:
Gain (loss) recognized in other comprehensive income				$49
Gain (loss) reclassified from AOCI to income	$—	$—	$22	$—
The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2024	2023	2024	2023
Foreign currency	$—	$—	$—	$—
Cross-currency swaps	$(33)	$40	$5	$11
Foreign currency-denominated debt	$(42)	$34	$(10)	$13

Derivatives designated as net investment hedge instruments, as defined by ASC Topic 815, held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedges	2024	2023	2024	2023
Cross-currency swaps	$6	$6	$17	$19
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

(in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Contract Type	Location	2024	2023	2024	2023
Foreign Currency	Selling, general and administrative expenses	$1	$4	$1	$(14)

NOTE 17 RETIREMENT BENEFIT PLANS

The Company has defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The estimated contributions to the Company’s defined benefit pension plans for 2024 range from $20 million to $30 million, of which $16 million has been contributed through the nine months ended September 30, 2024. The other postemployment benefit plans, which provide medical and life insurance benefits, are funded on a pay-as-you-go basis.

The components of net periodic benefit expense recorded in the Condensed Consolidated Statements of Operations are as follows:

	Pension benefits				Other postemployment benefits
(in millions)	2024		2023
Three Months Ended September 30,	US	Non-US	US	Non-US	2024	2023
Service cost	$—	$2	$—	$4	$—	$—
Interest cost	2	5	2	26	—	—
Expected return on plan assets	(1)	(3)	(1)	(25)	—	—
Amortization of unrecognized prior service credit	(1)	—	—	—	—	(1)
Amortization of unrecognized loss	—	2	1	1	—	—
Net periodic benefit cost	$—	$6	$2	$6	$—	$(1)

	Pension benefits				Other postemployment benefits
(in millions)	2024		2023
Nine Months Ended September 30,	US	Non-US	US	Non-US	2024	2023
Service cost	$—	$9	$—	$11	$—	$—
Interest cost	5	15	5	37	1	1
Expected return on plan assets	(4)	(11)	(4)	(33)	—	—
Amortization of unrecognized prior service credit	(1)	—	—	—	(1)	(2)
Amortization of unrecognized loss	2	4	2	2	—	—
Net periodic benefit cost	$2	$17	$3	$17	$—	$(1)
The components of net periodic benefit expense other than the service cost component are included in Other postretirement expense in the Condensed Consolidated Statements of Operations.

NOTE 18 STOCKHOLDERS' EQUITY

The changes of the Stockholders’ Equity items during the three and nine months ended September 30, 2024 and 2023, are as follows:

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, June 30, 2024	$3	$2,645	$(2,237)	$6,620	$(938)	$192	$6,285
Dividends declared ($0.11 per share*)	—	—	—	(24)	—	(22)	(46)
Issuance for executive stock plan, net of tax	—	8	—	—	—	—	8
Issuance of restricted stock, net of tax	—	4	5	—	—	—	9
Purchase of treasury stock	—	—	(304)	—	—	—	(304)
Net earnings	—	—	—	234	—	15	249
Other comprehensive income	—	—	—	—	130	11	141
Spin-Off of PHINIA	—	—	—	10	—	—	10
Balance, September 30, 2024	$3	$2,657	$(2,536)	$6,840	$(808)	$196	$6,352

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, June 30, 2023	$3	$2,657	$(2,007)	$7,796	$(898)	$230	$7,781
Dividends declared ($0.11 per share*)	—	—	—	(26)	—	(5)	(31)
Issuance for executive stock plan, net of tax	—	10	—	—	—	—	10
Issuance of restricted stock, net of tax	—	13	(3)	—	—	—	10
Net earnings	—	—	—	50	—	18	68
Other comprehensive loss	—	—	—	—	(1)	(4)	(5)
Spin-Off of PHINIA	—	—	—	(1,810)	(16)	—	(1,826)
Balance, September 30, 2023	$3	$2,680	$(2,010)	$6,010	$(915)	$239	$6,007

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2023	$3	$2,689	$(2,188)	$6,152	$(828)	$238	$6,066
Dividends declared ($0.22 per share*)	—	—	—	(74)	—	(89)	(163)
Issuance for executive stock plan, net of tax	—	(14)	21	—	—	—	7
Issuance of restricted stock, net of tax	—	(18)	35	—	—	—	17
Purchase of treasury stock	—	—	(404)	—	—	—	(404)
Net earnings	—	—	—	743	—	44	787
Other comprehensive income	—	—	—	—	20	3	23
Spin-Off of PHINIA	—	—	—	19	—	—	19
Balance, September 30, 2024	$3	$2,657	$(2,536)	$6,840	$(808)	$196	$6,352

	BorgWarner Inc. stockholders' equity
(in millions)	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, December 31, 2022	$3	$2,675	$(2,032)	$7,454	$(876)	$284	$7,508
Dividends declared ($0.45 per share*)	—	—	—	(105)	—	(63)	(168)
Issuance for executive stock plan, net of tax	—	10	5	—	—	—	15
Issuance of restricted stock, net of tax	—	(3)	17	—	—	—	14
Purchase of noncontrolling interest	—	(2)	—	—	—	(13)	(15)
Net earnings	—	—	—	471	—	49	520
Other comprehensive loss	—	—	—	—	(23)	(18)	(41)
Spin-Off of PHINIA	—	—	—	(1,810)	(16)	—	(1,826)
Balance, September 30, 2023	$3	$2,680	$(2,010)	$6,010	$(915)	$239	$6,007
__________________________________
* Per share dividends amount declared relate to BorgWarner common stock.

NOTE 19 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity within accumulated other comprehensive loss during the three and nine months ended September 30, 2024 and 2023. Certain prior period amounts have been updated to reflect the gains and losses on hedge instruments that were reclassified to the income statement.

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, June 30, 2024	$(816)	$10	$(132)	$(938)
Comprehensive (loss) income before reclassifications	143	(23)	(1)	119
Income taxes associated with comprehensive (loss) income before reclassifications	16	—	3	19
Reclassification from accumulated other comprehensive (loss) income	—	(5)	(1)	(6)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(2)	(2)
Ending balance, September 30, 2024	$(657)	$(18)	$(133)	$(808)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, June 30, 2023	$(806)	$42	$(134)	$(898)
Comprehensive (loss) income before reclassifications	17	1	5	23
Income taxes associated with comprehensive (loss) income before reclassifications	(13)	—	1	(12)
Reclassification from accumulated other comprehensive (loss) income	—	(12)	1	(11)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(1)	(1)
Spin-Off of PHINIA	(20)	(1)	5	(16)
Ending balance, September 30, 2023	$(822)	$30	$(123)	$(915)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2023	$(719)	$28	$(137)	$(828)
Comprehensive income (loss) before reclassifications	67	(19)	7	55
Income taxes associated with comprehensive income (loss) before reclassifications	(5)	—	2	(3)
Reclassification from accumulated other comprehensive (loss) income	—	(27)	(4)	(31)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(1)	(1)
Ending balance, September 30, 2024	$(657)	$(18)	$(133)	$(808)

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit retirement plans	Total
Beginning balance, December 31, 2022	$(750)	$4	$(130)	$(876)
Comprehensive income (loss) before reclassifications	(51)	49	1	(1)
Income taxes associated with comprehensive income (loss) before reclassifications	(1)	—	—	(1)
Reclassification from accumulated other comprehensive (loss) income	—	(22)	2	(20)
Income taxes associated with comprehensive income (loss) reclassified into net earnings	—	—	(1)	(1)
Spin-Off of PHINIA	(20)	(1)	5	(16)
Ending balance, September 30, 2023	$(822)	$30	$(123)	$(915)

NOTE 20 CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or what the impact might be. The Company does not believe that adverse outcomes in any of these commercial and legal claims, actions and complaints are reasonably likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows as the ultimate resolutions of these matters are inherently unpredictable.

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off through which the Company established PHINIA as an independent company. Prior to the initiation of the lawsuit, PHINIA had paid certain VAT refund amounts to the Company. The Company asserts PHINIA’s obligation to pay the Company these VAT refunds and related amounts is plainly set forth in a binding tax matters agreement between the Company and PHINIA, which the parties agreed to prior to the Spin-Off. As of September 30, 2024, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net in the Condensed Consolidated Balance Sheet.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain local environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 17 such sites as of both September 30, 2024 and December 31, 2023. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company had an accrual for environmental liabilities of $5 million and $6 million as of September 30, 2024 and December 31, 2023, respectively, included in Other current and Other non-current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2024, this accrual, which relates to four of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or local environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 13 sites, for which there was no accrual as of September 30, 2024.

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 1.0 million and 0.8 million performance share units excluded from the computation of the diluted earnings for the three months ended September 30, 2024 and 2023, respectively. There were 0.9 million and 0.7 million performance share units excluded from the computation of the diluted earnings for the nine months ended September 30, 2024 and 2023, respectively. These units were excluded because the related performance criteria had not been met as of the balance sheet dates.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Basic earnings per share:
Net earnings from continuing operations	$242	$87	$770	$483
Weighted average shares of common stock outstanding	223.1	233.4	225.7	233.2
Basic earnings per share of common stock	$1.08	$0.37	$3.41	$2.07

Diluted earnings per share:
Net earnings from continuing operations	$242	$87	$770	$483
Weighted average shares of common stock outstanding	223.1	233.4	225.7	233.2
Effect of stock-based compensation	1.4	1.9	1.1	1.4
Weighted average shares of common stock outstanding including dilutive shares	224.5	235.3	226.8	234.6
Diluted earnings per share of common stock	$1.08	$0.37	$3.40	$2.06

NOTE 22 REPORTABLE SEGMENTS

The Company discloses segment information under four reportable segments, consistent with the way operating results are evaluated by management. The segments are further described below. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems. In prior quarters, the Company presented its results under three reportable segments: Air Management, Drivetrain & Battery Systems and ePropulsion.

Effective July 1, 2024, the Company implemented a new business unit and management structure designed to further enhance the execution of the Company’s Charging Forward strategy. The Company now reports its results in the following four reportable segments: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems.

The reportable segment disclosures have been updated accordingly, which included recasting prior period information for the new reporting structure.

•Turbos & Thermal Technologies. This segment’s products include turbochargers, eBoosters, eTurbos, emissions systems, thermal systems, gasoline ignition technology, smart remote actuators, powertrain sensors, cabin heaters and battery heaters.
•Drivetrain & Morse Systems. This segment’s products include control modules, friction and mechanical clutch products for automatic transmissions, torque-management products and rear-wheel drive (“RWD”) and all-wheel drive (“AWD”) transfer case systems and coupling systems. Additionally, the Drivetrain & Morse Systems products include chain systems and variable camshaft phasing products.
•PowerDrive Systems (formerly ePropulsion). This segment’s products include power electronics such as inverters, onboard chargers, DC/DC converters and combination boxes, rotating electric machines, fully integrated drive modules (consisting of inverter, eMotor and gear reducer), and electronic controls.
•Battery & Charging Systems. This segment’s products include high-performance lithium-ion battery systems for electrified bus-, truck- and off-highway applications and DC (direct current) fast chargers suitable for all types of electric vehicles.

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

The following tables show segment information and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Net Sales by Reportable Segment

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Turbos & Thermal Technologies	$1,385	$1	$1,386	$4,472	$3	$4,475
Drivetrain & Morse Systems	1,362	3	1,365	4,218	8	4,226
PowerDrive Systems	505	7	512	1,390	22	1,412
Battery & Charging Systems	197	—	197	567	—	567
Inter-segment eliminations	—	(11)	(11)	—	(33)	(33)
Net sales	$3,449	$—	$3,449	$10,647	$—	$10,647

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Turbos & Thermal Technologies	$1,473	$1	$1,474	$4,567	$3	$4,570
Drivetrain & Morse Systems	1,447	2	1,449	4,142	4	4,146
PowerDrive Systems	556	15	571	1,572	52	1,624
Battery & Charging Systems	146	—	146	395	—	395
Inter-segment eliminations	—	(18)	(18)	—	(59)	(59)
Net sales	$3,622	$—	$3,622	$10,676	$—	$10,676

Total Assets by Reportable Segment

(in millions)	September 30, 2024	December 31, 2023
Turbos & Thermal Technologies	$4,007	$3,938
Drivetrain & Morse Systems	4,128	4,262
PowerDrive Systems	3,326	3,185
Battery & Charging Systems	1,380	1,335
Total	12,841	12,720
Corporate	2,296	1,733
Consolidated	$15,137	$14,453

Segment Adjusted Operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Turbos & Thermal Technologies	$202	$214	$654	$660
Drivetrain & Morse Systems	251	253	770	700
PowerDrive Systems	(19)	(20)	(130)	(74)
Battery & Charging Systems	(8)	(26)	(33)	(76)
Segment Adjusted Operating Income	426	421	1,261	1,210
Corporate, including stock-based compensation	76	72	196	194
Restructuring expense (Note 5)	21	56	65	68
Intangible asset amortization expense	17	17	51	51
Accelerated depreciation	27	1	35	4
Commercial contract settlement	—	—	15	—
Adjustments associated with Spin-Off related balances	3	—	14	—
Collective bargaining agreement ratification bonus	4	—	4	—
Loss (gain) on sale of businesses	6	—	3	(5)
Asset impairment and lease modification	—	2	—	11
Merger and acquisition expense, net	(5)	2	—	18
Gain on sale of assets	—	(7)	—	(13)
Other non-comparable items	7	6	16	3
Equity in affiliates’ earnings, net of tax	(6)	(10)	(23)	(23)
Unrealized and realized (gain) loss on equity and debt securities	(2)	60	—	129
Interest expense (income), net	4	(19)	17	3
Other postretirement expense	4	3	10	8
Earnings from continuing operations before income taxes and noncontrolling interest	$270	$238	$858	$762

NOTE 23 OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Nine Months Ended September 30,
(in millions)	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$787	$520
Net loss from discontinued operations	(27)	(12)
Net earnings from continuing operations	814	532
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	444	376
Intangible asset amortization	51	51
Restructuring expense, net of cash paid	8	61
Stock-based compensation expense	46	50
Gain on debt extinguishment	(3)	(28)
Loss (gain) on sale of businesses	3	(5)
Deferred income tax (benefit) expense	(79)	19
Unrealized and realized loss on equity and debt securities	—	129
Other non-cash adjustments	2	(80)
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	472	573
Retirement plan contributions	(16)	(13)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(83)	(767)
Inventories	(54)	(126)
Prepayments and other current assets	(25)	(16)
Accounts payable and accrued expenses	(307)	301
Prepaid taxes and income taxes payable	(58)	(44)
Other assets and liabilities	(43)	70
Net cash provided by operating activities from continuing operations	$700	$510

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$96	$105
Income taxes, net of refunds	$268	$284

	Balance as of:
Non-cash investing transactions:	September 30, 2024	December 31, 2023
Period end accounts payable related to property, plant and equipment purchases	$106	$124

NOTE 24 DISCONTINUED OPERATIONS

The following table summarizes the financial results from discontinued operations of PHINIA.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$—	$—	$—	$1,723
Cost of sales	—	—	—	1,362
Gross profit	—	—	—	361

Selling, general and administrative expenses	—	—	—	173
Restructuring expense	—	—	—	7
Other operating expense, net	4	52	28	117
Operating (loss) income	(4)	(52)	(28)	64

Equity in affiliates’ earnings, net of tax	—	—	—	(5)
(Loss) earnings from discontinued operations before income taxes	(4)	(52)	(28)	69

Provision (benefit) for income taxes	4	(15)	(1)	81
Net loss from discontinued operations attributable to PHINIA	$(8)	$(37)	$(27)	$(12)

In connection with the Spin-Off, the Company entered into a transition services agreement through which the Company and PHINIA provided certain services to each other following the Spin-Off. These services were related to information technology, human resources, finance, facilities, procurement, sales, intellectual property and engineering. The Company completed the performance under the transition services agreement during the three months ended September 30, 2024. The combined impact of these services is reported in results of continuing operations in the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2024, the Company provided services at a cost of $7 million to PHINIA and PHINIA provided services at a cost of $2 million to the Company.

The Company incurred $4 million and $28 million of costs relating to the Spin-Off during the three and nine months ended September 30, 2024, respectively. The Company incurred $52 million and $117 million of costs relating to the Spin-Off during the three and nine months ended September 30, 2023, respectively. These costs are reflected within Net loss from discontinued operations in the Company’s Condensed Consolidated Statements of Operations. Spin-Off costs are primarily comprised of professional fees and costs to separate certain operational activities, including costs to separate information technology systems which the Company expects to decrease and ultimately conclude by the end of 2024.

NOTE 25    OTHER MATTERS

On September 26, 2024, a hurricane made landfall in North Carolina disrupting operations at the Company’s facility in Arden, North Carolina (the “Arden Plant”). The Arden Plant was largely untouched, but the Company believes there is some loss or damage to the Company’s assets. While the Company is still assessing the full impact of the damage, the Company expects the loss of assets to be less than $10 million. The Company’s insurance policies (less applicable deductibles) are expected to cover the repair or replacement of the Company’s assets that incurred loss or damage. In addition, the Company’s insurance policies are expected to provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses sustained. The Arden plant resumed limited production in early October 2024; however, has not yet resumed full operations. The Company has not yet determined the full impact to its financial position, results of operations or cash flows, including the timing of those impacts.

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

During the nine months ended September 30, 2024, the Company recognized a $19 million increase in Net earnings attributable to BorgWarner Inc. in the Condensed Consolidated Statement of Operations for the correction of misstatements related to certain accruals, of which $12 million related to 2023 (the remainder relates to periods prior to 2023). The Company has evaluated the effect of these out-of-period adjustments for the current reporting period, as well as on the previous interim and annual periods in which they should have been recognized, and concluded that these adjustments are not material to any of the periods affected.

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

In June 2023, the Company announced the next phase of its Charging Forward strategy, which focuses on profitably growing eProducts while maximizing the value of the Company’s Foundational products portfolio. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. During the nine months ended September 30, 2024 and 2023, the Company’s eProducts revenue was approximately $1,721 million and $1,494 million, respectively, or 16% and 14% of its total revenue, respectively.

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

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off through which the Company established PHINIA as an independent company. Prior to the initiation of the lawsuit, PHINIA had paid certain VAT refund amounts to the Company. The Company asserts PHINIA’s obligation to pay the Company these VAT refunds and related amounts is plainly set forth in a binding tax matters agreement between the Company and PHINIA, which the parties agreed to prior to the Spin-Off. As of September 30, 2024, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net in the Condensed Consolidated Balance Sheet. Because the Company was unable to predict the timing of collection of these VAT refunds from the applicable governmental agencies, the Company has not included these amounts in its 2024 free cash flow guidance.

North Carolina Facility Hurricane

On September 26, 2024, a hurricane made landfall in North Carolina disrupting operations at the Company’s facility in Arden, North Carolina (the “Arden Plant”). The Arden Plant was largely untouched, but the Company believes there is some loss or damage to the Company’s assets. While the Company is still assessing the full impact of the damage, the Company expects the loss of assets to be less than $10 million. The Company’s insurance policies (less applicable deductibles) are expected to cover the repair or replacement of the Company’s assets that incurred loss or damage. In addition, the Company’s insurance policies are expected to provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses sustained. The Arden plant resumed limited production in early October 2024; however, has not yet resumed full operations. The Company has not yet determined the full impact to its financial position, results of operations, or cash flows, including the timing of those impacts.

Acquisitions

Eldor Corporation’s Electric Hybrid Systems Business

On December 1, 2023, the Company completed its acquisition of the electric hybrid systems business segment of Eldor Corporation (“Eldor”), which is headquartered in Italy. The Company expects the acquisition to complement its existing PowerDrive Systems product portfolio by enhancing the Company’s engineering capabilities in power electronics. The Company paid €72 million ($78 million) at closing and is obligated to remit up to €175 million ($191 million) of earn-out payments that could be paid over the two years following closing.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition is expected to complement the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of the base purchase price in the year ended December 31, 2023. The Company paid ¥25 million ($4 million) during the nine months ended September 30, 2024. The remaining ¥26 million ($4 million) of base purchase price is payable in two installments with the last payment due before October 31, 2025. In addition, pursuant to the agreement, the Company could be obligated to remit up to ¥103 million ($15 million), in the form of contingent payments over approximately two years following the closing.

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

Key Trends and Economic Factors

Economic Conditions. The Company’s financial performance depends on conditions in the global automotive industry. Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit, and consumer spending and preferences. Economic declines that result in significant reduction in automotive or truck production would have an adverse effect on our sales. The weighted average market production, as estimated by the Company for the nine months ended September 30, 2024, was down approximately 2% from the nine months ended September 30, 2023. Weighted average market production reflects light and commercial vehicle production as reported by S&P Global, weighted for the Company’s geographic exposure, as estimated by the Company.

Commodities and Other Inflationary Impacts. Prices for commodities have started showing a lower level of volatility in comparison to what the Company had experienced from the beginning of 2021. At the same time, many economies, including the United States, are still experiencing elevated levels of inflation, which continues to put pressure on other input costs (e.g. labor, energy, other materials). These pressures have softened in 2024, and as a result, the Company expects a trend of slight decreasing or flat costs.

Outlook

The Company expects global market production to decrease year-over-year in 2024. However, the Company expects net new business-related sales growth, due to the increased penetration of BorgWarner products, including eProducts, to allow the Company’s year-over-year change in net sales to outperform the market production decline. As a result, the Company expects net sales to be flat to modestly decline in 2024, excluding the impact of foreign currencies. The Company expects its full year earnings to improve year over year driven by BorgWarner’s technology-focused portfolio and strong cost controls.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

The following table presents a summary of our operating results:

	Three Months Ended September 30,
(in millions, except per share data)	2024		2023
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$1,386	40.2%	$1,474	40.7%
Drivetrain & Morse Systems	1,365	39.6	1,449	40.0
PowerDrive Systems	512	14.8	571	15.8
Battery & Charging Systems	197	5.7	146	4.0
Inter-segment eliminations	(11)	(0.3)	(18)	(0.5)
Total net sales	3,449	100.0	3,622	100.0
Cost of sales	2,813	81.6	2,970	82.0
Gross profit	636	18.4	652	18.0
Selling, general and administrative expenses - R&D, net	190	5.5	192	5.3
Selling, general and administrative expenses - Other	150	4.3	138	3.8
Restructuring expense	21	0.6	56	1.5
Other operating expense (income), net	5	0.1	(6)	(0.2)
Operating income	270	7.8	272	7.5
Equity in affiliates’ earnings, net of tax	(6)	(0.2)	(10)	(0.3)
Unrealized (gain) loss on equity and debt securities	(2)	(0.1)	60	1.7
Interest expense (income), net	4	0.1	(19)	(0.5)
Other postretirement expense	4	0.1	3	0.1
Earnings from continuing operations before income taxes and noncontrolling interest	270	7.8	238	6.6
Provision for income taxes	13	0.4	133	3.7
Net earnings from continuing operations	257	7.5	105	2.9
Net loss from discontinued operations	(8)	(0.2)	(37)	(1.0)
Net earnings	249	7.2	68	1.9
Net earnings from continuing operations attributable to noncontrolling interest	15	0.4	18	0.5
Net earnings attributable to BorgWarner Inc.	$234	6.8%	$50	1.4%
Earnings per share from continuing operations — diluted	$1.08		$0.37

Net sales
Net sales for the three months ended September 30, 2024 totaled $3,449 million, a decrease of $173 million, or 5%, compared to the three months ended September 30, 2023. The change in net sales for the three months ended September 30, 2024 was primarily driven by the following:

•Lower volume, mix and net new business decreased sales approximately $147 million. This decrease was primarily driven by a decline in market production. The weighted average market production as estimated by the Company was down approximately 6% from the three months ended September 30, 2023. Weighted average market production reflects light and commercial vehicle production as reported by S&P Global, weighted for the Company’s geographic exposure, as estimated by the Company.
•A reduction of $39 million related to the Company’s normal contractual customer commodity pass-through arrangements.

•Acquisitions contributed $9 million in additional sales during the three months ended September 30, 2024.
•Fluctuations in foreign currencies resulted in a year-over-year increase in sales of approximately $4 million primarily due to the strengthening of the Euro, Chinese Renminbi, and weakening of the Korean Won and Brazilian Real, in each case relative to the U.S. Dollar.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,813 million and 81.6%, respectively, during the three months ended September 30, 2024, compared to $2,970 million and 82.0%, respectively, during the three months ended September 30, 2023. The change in cost of sales for the three months ended September 30, 2024 was primarily driven by the following:

•Lower sales volume, mix and net new business and purchasing savings decreased cost of sales by approximately $135 million.
•Fluctuations in foreign currencies resulted in a year-over-year increase in cost of sales of approximately $4 million primarily due to the strengthening of the Euro, Chinese Renminbi, and weakening of the Korean Won and Brazilian Real, in each case relative to the U.S. Dollar.

Gross profit and gross margin were $636 million and 18.4%, respectively, during the three months ended September 30, 2024, compared to $652 million and 18.0%, respectively, during the three months ended September 30, 2023. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended September 30, 2024 was $340 million as compared to $330 million for the three months ended September 30, 2023. SG&A as a percentage of net sales was 9.9% and 9.1% for the three months ended September 30, 2024 and 2023, respectively. The change in SG&A was primarily attributable to:

•Increased employee-related and other administrative costs of $11 million, primarily related to incentive compensation.
•Research and Development (“R&D”) costs decreased by $2 million. R&D costs, net of customer reimbursements, were 5.5% of net sales for the three months ended September 30, 2024, compared to 5.3% of net sales for the three months ended September 30, 2023.

Restructuring expense was $21 million and $56 million for the three months ended September 30, 2024 and 2023, respectively, primarily related to employee termination benefits. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the three months ended September 30, 2024 and 2023, the Company recorded $18 million and $56 million, respectively, of restructuring costs related to this plan. The resulting gross savings related to this plan are expected to be in the range of at least $80 million to $90 million annually by 2027 and are being utilized to sustain overall operating margin profile and cost competitiveness.

In June 2024, the Company announced a $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment due to increased market volatility, which could include realignment of the segment’s manufacturing footprint. During the three months ended September 30, 2024, the Company recorded $3 million of restructuring charges related to this plan. The resulting annual cost savings related to this plan are expected to be approximately $100 million by 2026.

Nearly all of the restructuring charges are expected to be cash expenditures, funded by cash on hand.

Other operating expense (income), net was expense of $5 million and income of $6 million for the three months ended September 30, 2024 and 2023, respectively. The change in Other operating expense (income), net was primarily due to:

•During the three months ended September 30, 2024, the Company recorded a charge of $6 million related to the estimated loss on an immaterial business that met held for sale accounting criteria.
•During the three months ended September 30, 2024, the Company recorded $4 million of expense for bonuses related to the ratification of a collective bargaining agreement at a facility in New York.
•A gain related to merger and acquisition activity of $5 million, during the three months ended September 30, 2024, primarily due to a $6 million revision of the Company’s expected earn-out related to the Drivetek acquisition.
•A gain of $7 million, during the three months ended September 30, 2023, related to the sale of a European manufacturing facility.

Other operating expense (income), net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $6 million and $10 million for the three months ended September 30, 2024 and 2023, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized (gain) loss on equity and debt securities was a gain of $2 million and a loss of $60 million for the three months ended September 30, 2024 and 2023, respectively. This line item reflects the net unrealized gains or losses recognized due to valuing the Company’s investments at fair value. For the three months ended June 30, 2023, this primarily related to losses recognized to adjust the Company’s investment in Wolfspeed Inc. (“Wolfspeed”) convertible debt securities to fair value. The Company sold its Wolfspeed convertible debt securities during the third and fourth quarters of 2023.

Interest expense (income), net was an expense of $4 million and income of $19 million for the three months ended September 30, 2024 and 2023, respectively. Included in net interest expense for the three months ended September 30, 2024 and 2023 was a gain on extinguishment of $3 million and $28 million, respectively. The gains on debt extinguishment are primarily due to the partial extinguishment of the Company’s 3.375% and 5.000% senior notes during the three months ended September 30, 2024 and 2023.

Provision for income taxes was $13 million for the three months ended September 30, 2024, resulting in an effective rate of 5%. This compared to a provision of $133 million, or an effective rate of 56%, for the three months ended September 30, 2023. During the three months ended September 30, 2024, the Company recorded a discrete tax benefit of approximately $18 million related to a reduction in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed, a discrete tax expense of $4 million related to net changes to valuation allowances, a discrete tax benefit of approximately $36 million related to post Spin-Off restructuring and a discrete tax benefit of approximately $1 million related to various changes in filing positions for prior years. During the three months ended September 30, 2023, the Company recorded a discrete tax benefit of approximately $31 million related to various changes in filing positions for prior years, a discrete tax benefit of approximately $12 million in relation to the Spin-Off and a discrete tax expense of approximately $87 million for changes in judgment related to the realization of deferred tax assets, primarily due to the impact of the Spin-Off on the allocation of the Company’s profits across jurisdictions for tax purposes as well as various tax structuring actions and strategies.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

The following table presents a summary of our operating results:

	Nine Months Ended September 30,
(in millions, except per share data)	2024		2023
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$4,475	42.0%	$4,570	42.8%
Drivetrain & Morse Systems	4,226	39.7	4,146	38.8
PowerDrive Systems	1,412	13.3	1,624	15.2
Battery & Charging Systems	567	5.3	395	3.7
Inter-segment eliminations	(33)	(0.3)	(59)	(0.6)
Total net sales	10,647	100.0	10,676	100.0
Cost of sales	8,682	81.5	8,767	82.1
Gross profit	1,965	18.5	1,909	17.9
Selling, general and administrative expenses - R&D, net	566	5.3	541	5.1
Selling, general and administrative expenses - Other	444	4.2	422	4.0
Restructuring expense	65	0.6	68	0.6
Other operating expense (income), net	28	0.3	(1)	—
Operating income	862	8.1	879	8.2
Equity in affiliates’ earnings, net of tax	(23)	(0.2)	(23)	(0.2)
Unrealized and realized loss on equity and debt securities	—	—	129	1.2
Interest expense, net	17	0.2	3	—
Other postretirement expense	10	0.1	8	0.1
Earnings from continuing operations before income taxes and noncontrolling interest	858	8.1	762	7.1
Provision for income taxes	44	0.4	230	2.2
Net earnings from continuing operations	814	7.6	532	5.0
Net loss from discontinued operations	(27)	(0.3)	(12)	(0.1)
Net earnings	787	7.4	520	4.9
Net earnings from continuing operations attributable to noncontrolling interest	44	0.4	49	0.5
Net earnings attributable to BorgWarner Inc.	$743	7.0%	$471	4.4%
Earnings per share from continuing operations — diluted	$3.40		$2.06

Net sales
Net sales for the nine months ended September 30, 2024 totaled $10,647 million, a decrease of $29 million, compared to the nine months ended September 30, 2023. The change in net sales for the nine months ended September 30, 2024 was primarily driven by the following:

•Favorable volume, mix and net new business increased sales approximately $134 million. This increase was primarily driven by growth despite flat market production, which the Company believes reflects higher demand for its products. The weighted average market production as estimated by the Company, was down approximately 2% from the nine months ended September 30, 2023. Weighted average market production reflects light and commercial vehicle production as reported by S&P Global, weighted for the Company’s geographic exposure, as estimated by the Company.

•Acquisitions contributed $26 million in additional sales during the nine months ended September 30, 2024.
•A reduction of $99 million related to the Company’s normal contractual customer commodity pass-through arrangements.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $90 million primarily due to the weakening of the Chinese Renminbi and Korean Won, in each case relative to the U.S. Dollar.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $8,682 million and 81.5%, respectively, during the nine months ended September 30, 2024, compared to $8,767 million and 82.1%, respectively, during the nine months ended September 30, 2023. The change in cost of sales for the nine months ended September 30, 2024 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $67 million primarily due to the weakening of the Chinese Renminbi and Korean Won, in each case relative to the U.S. Dollar.
•Lower sales volume, mix and net new business and purchasing savings decreased cost of sales by approximately $12 million.

Gross profit and gross margin were $1,965 million and 18.5%, respectively, during the nine months ended September 30, 2024, compared to $1,909 million and 17.9%, respectively, during the nine months ended September 30, 2023. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the nine months ended September 30, 2024 was $1,010 million as compared to $963 million for the nine months ended September 30, 2023. SG&A as a percentage of net sales was 9.5% and 9.0% for the nine months ended September 30, 2024 and 2023, respectively. The change in SG&A was primarily attributable to:

•Research and Development (“R&D”) costs that increased $25 million. R&D costs, net of customer reimbursements, were 5.3% of net sales for the nine months ended September 30, 2024, compared to 5.1% of net sales for the nine months ended September 30, 2023. The increase in R&D costs, net of customer reimbursements, was primarily due to increasing net investment related to the Company’s eProduct portfolio.
•Increased employee-related costs of $23 million, primarily related to incentive compensation.

Restructuring expense was $65 million and $68 million for the nine months ended September 30, 2024 and 2023, respectively, primarily related to employee termination benefits. Refer to Note 5, “Restructuring,” to the Condensed Consolidated Financial Statements in Item 1 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs primarily in its Foundational products businesses. During the nine months ended September 30, 2024 and 2023, the Company recorded $52 million and $68 million, respectively, of restructuring costs related to this plan.

In June 2024, the Company announced a $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment. During the nine months ended September 30, 2024, the Company recorded $13 million of restructuring charges related to this plan.

Other operating expense (income), net was an expense of $28 million and income of $1 million for the nine months ended September 30, 2024 and 2023, respectively. The change in Other operating expense (income), net was primarily due to:

•A loss of approximately $15 million related to the settlement of a commercial contract assumed in its acquisition of the electric hybrid systems business segment of Eldor during the nine months ended September 30, 2024.
•Expense of approximately $14 million primarily for Spin-Off adjustments to net amounts owed to the Company related to the tax matters agreement during the nine months ended September 30, 2024.
•Merger and acquisition expense, net was less than $1 million during the nine months ended September 30, 2024, primarily related to professional fees associated with specific acquisition initiatives offset by a gain of $6 million related to the revision of its expected earn-out related to the Drivetek acquisition. Merger acquisition expense, net was $18 million during the nine months ended September 30, 2023, primarily related to professional fees associated with specific acquisition initiatives.
•During the three months ended September 30, 2024, the Company recorded $4 million of expense for bonuses related to the ratification of a collective bargaining agreement at a facility in New York.
•During the nine months ended September 30, 2024, the Company recorded a charge of $3 million, primarily related to the recognition of a $6 million estimated loss on an immaterial business that met held for sale accounting criteria.
•During the nine months ended September 30, 2023, the Company recorded a gain on the sale of businesses of $5 million related to the recognition of earn-outs on prior dispositions.
•A gain of $13 million related to the sale of certain fixed assets during the nine months ended September 30, 2023.

Other operating expense (income), net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $23 million for both the nine months ended September 30, 2024 and 2023. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized and realized loss on equity and debt securities was $129 million for the nine months ended September 30, 2023. This line item reflects the net unrealized gains or losses recognized due to valuing the Company’s investments at fair value. For the nine months ended September 30, 2023, this primarily related to losses recognized to adjust the Company’s investment in Wolfspeed convertible debt securities to fair value. The Company sold its Wolfspeed convertible debt securities during the third and fourth quarters of 2023.

Interest expense, net was $17 million and $3 million for the nine months ended September 30, 2024 and 2023, respectively. This increase in net interest expense was primarily due to a $28 million gain on debt extinguishment recognized in 2023. Excluding the gain on debt extinguishment, net interest expense has decreased year-over-year primarily due to higher cash and cash equivalents balances and interest received on those balances.

Provision for income taxes was $44 million for the nine months ended September 30, 2024, resulting in an effective rate of 5%. This compared to $230 million, or an effective rate of 30%, for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company recorded a discrete tax benefit of approximately $107 million related to reductions in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed, a discrete tax benefit of approximately $36 million related to post Spin-Off restructuring and a discrete tax benefit of approximately $4 million related to various changes in filing positions for prior years. During the nine months ended September 30, 2023, the Company recorded a discrete tax benefit of approximately $41 million in relation to the Spin-Off, a discrete tax benefit of approximately $39 million related to various changes in filing positions for prior years, a discrete tax benefit of approximately $14 million related to the resolution of tax audits, a discrete tax expense of approximately $9 million for the impact of enacted tax law changes and a discrete tax expense of approximately $85 million for changes in judgment related to the realization of deferred tax assets, primarily due to the impact of the Spin-Off on the allocation of the Company’s profits across jurisdictions for tax purposes as well as various tax structuring actions and strategies.

Non-comparable items impacting the Company’s earnings per diluted share

The Company’s earnings per diluted share were $1.08 and $0.37 for the three months ended September 30, 2024 and 2023, respectively and $3.40 and $2.06 for the nine months ended September 30, 2024 and 2023, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the periods then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-comparable items:	2024	2023	2024	2023
Restructuring expense	$(0.07)	$(0.17)	$(0.21)	$(0.21)
Accelerated depreciation	(0.10)	—	(0.13)	(0.01)
Commercial contract settlement	(0.02)	—	(0.06)	—
Adjustments associated with Spin-Off related balances	(0.01)	—	(0.06)	—
(Loss) gain on sale of businesses	(0.03)	—	(0.02)	0.02
Collective bargaining agreement ratification bonus	(0.01)	—	(0.01)	—
Merger and acquisition expense, net	0.02	(0.01)	—	(0.07)
Gain on debt extinguishment	0.01	0.09	0.01	0.09
Asset impairment and lease modification	—	—	—	(0.03)
Gain on sale of assets	—	0.03	—	0.04
Unrealized and realized gain (loss) on equity and debt securities	0.01	(0.32)	—	(0.55)
Tax adjustments	0.23	(0.18)	0.65	—
Other non-comparable items	(0.04)	(0.05)	(0.07)	(0.03)
Total impact of non-comparable items per share - diluted	$(0.01)	$(0.61)	$0.10	$(0.75)

Results by Reportable Segment

The Company discloses segment information under four reportable segments, consistent with the way operating results are evaluated by management. These segments are strategic business groups that are managed separately as each represents a specific grouping of related automotive components and systems. In prior quarters, the Company presented its results under three reportable segments: Air Management, Drivetrain & Battery Systems and ePropulsion.

Effective July 1, 2024, the Company implemented a new business unit and management structure designed to further enhance the execution of the Company’s Charging Forward strategy. The Company now reports its results in the following four reportable segments: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems.

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

The following tables present net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$1,386	$202	14.6%	$1,474	$214	14.5%
Drivetrain & Morse Systems	1,365	251	18.4%	1,449	253	17.5%
PowerDrive Systems	512	(19)	(3.7)%	571	(20)	(3.5)%
Battery & Charging Systems	197	(8)	(4.1)%	146	(26)	(17.8)%
Inter-segment eliminations	(11)	—		(18)	—
Totals for reportable segments	$3,449	$426		$3,622	$421

The Turbos & Thermal Technologies segment’s net sales decreased $88 million, or 6%, and Segment Adjusted Operating Income decreased $12 million from the three months ended September 30, 2023. The decrease in net sales was primarily due to approximately $77 million of a reduction in volume, mix, and net new business driven by a decline in market production. Additionally, normal contractual customer commodity pass-through arrangements decreased net sales by $10 million. Segment Adjusted Operating Margin was 14.6% for the three months ended September 30, 2024, compared to 14.5% during the three months ended September 30, 2023. The Segment Adjusted Operating Income decreased primarily due to lower sales, partially offset by purchasing savings and manufacturing efficiencies.

The Drivetrain & Morse Systems segment’s net sales decreased $84 million, or 6%, and Segment Adjusted Operating Income decreased $2 million from the three months ended September 30, 2023. Foreign currencies resulted in a year-over-year increase in net sales of approximately $2 million primarily due to the strengthening of the Chinese Renminbi and Euro and weakening of the Korean Won, in each case relative to the U.S. Dollar. The decrease excluding the impact of foreign currencies was primarily due to approximately $80 million of volume, mix and net new business driven by a decline in market production. Additionally, normal contractual customer commodity pass-through arrangements decreased net sales by $6 million. Segment Adjusted Operating Margin was 18.4% for the three months ended September 30, 2024, compared to 17.5% during the three months ended September 30, 2023. The Segment Adjusted Operating Income was flat primarily due to lower sales partially offset by purchasing savings, manufacturing efficiencies and restructuring.

The PowerDrive Systems segment’s net sales decreased $59 million, or 10%, and Segment Adjusted Operating Loss decreased $1 million from the three months ended September 30, 2023. Foreign currencies resulted in a year-over-year increase in net sales of approximately $2 million primarily due to the strengthening of the Chinese Renminbi and Euro and weakening of the Korean Won, in each case relative to the U.S. Dollar. Acquisitions contributed $9 million in additional sales during the three months ended September 30, 2024. The decrease excluding these items was primarily due to approximately $94 million of a reduction in volume, mix and net new business driven by decreased demand for the Company’s light vehicle Foundational products, which was partially offset by $24 million of customer recoveries related to the volume decrease. Segment Adjusted Operating Margin was (3.7)% for the three months ended September 30, 2024, compared to (3.5)% during the three months ended September 30, 2023. The Segment Adjusted Operating Loss was flat primarily due to lower sales offset by purchasing savings, customer volume related recoveries and restructuring.

The Battery & Charging Systems segment’s net sales increased $51 million, or 35%, and Segment Adjusted Operating Loss decreased $18 million from the three months ended September 30, 2023. The increase in net sales was primarily due to approximately $59 million of volume, mix and net new business driven by increased European demand. Additionally, normal contractual customer commodity pass-through arrangements decreased net sales by $23 million, which was partially offset by other pricing increases of $14 million. Segment Adjusted Operating Margin was (4.1)% for the three months ended September 30, 2024, compared to (17.8)% during the three months ended September 30, 2023. The Segment Adjusted Operating Loss decreased primarily due to conversion on higher sales.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$4,475	$654	14.6%	$4,570	$660	14.4%
Drivetrain & Morse Systems	4,226	770	18.2%	4,146	700	16.9%
PowerDrive Systems	1,412	(130)	(9.2)%	1,624	(74)	(4.6)%
Battery & Charging Systems	567	(33)	(5.8)%	395	(76)	(19.2)%
Inter-segment eliminations	(33)	—		(59)	—
Totals for reportable segments	$10,647	$1,261		$10,676	$1,210

The Turbos & Thermal Technologies segment’s net sales decreased $95 million, or 2% and Segment Adjusted Operating Income decreased $6 million from the nine months ended September 30, 2023. Foreign currencies resulted in a year-over-year decrease in net sales of approximately $21 million primarily due to the weakening of the Chinese Renminbi and Korean Won, in each case relative to the U.S. Dollar. The decrease excluding the impact of foreign currencies was primarily due to approximately $40 million of volume, mix and net new business driven by a decline in market production. Additionally, normal contractual customer commodity pass-through arrangements decreased net sales by $34 million. Segment Adjusted Operating Margin was 14.6% for the nine months ended September 30, 2024, compared to 14.4% during the nine months ended September 30, 2023. The Segment Adjusted Operating Income decreased primarily due to lower sales, partially offset by savings related to purchasing and restructuring.

The Drivetrain & Morse Systems segment’s net sales increased $80 million, or 2%, and Segment Adjusted Operating Income increased $70 million from the nine months ended September 30, 2023. Foreign currencies resulted in a year-over-year decrease in net sales of approximately $52 million primarily due to the weakening of the Chinese Renminbi and Korean Won, in each case relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $145 million of volume, mix and net new business driven by increased demand for drivetrain products in Asia. Additionally, normal contractual customer commodity pass-through arrangements decreased net sales by $13 million. Segment Adjusted Operating Margin was 18.2% for the nine months ended September 30, 2024, compared to 16.9% during the nine months ended September 30, 2023. The Segment Adjusted Operating Income increase was primarily due to conversion on higher sales and savings related to purchasing and restructuring.

The PowerDrive Systems segment’s net sales decreased $212 million, or 13%, and Segment Adjusted

Operating Loss increased $56 million from the nine months ended September 30, 2023. Foreign currencies resulted in a year-over-year decrease in net sales of approximately $17 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar. Acquisitions contributed $21 million in additional sales during the nine months ended September 30, 2024. The decrease excluding these items was primarily due to approximately $243 million of a reduction in volume, mix and net new business driven by decreased demand for the Company’s light vehicle Foundational products, which was partially offset by $27 million of customer recoveries related to the volume decrease. Segment Adjusted Operating Margin was (9.2)% for the nine months ended September 30, 2024, compared to (4.6)% during the nine months ended September 30, 2023. The Segment Adjusted Operating Loss increased due to lower sales, higher R&D investments and impacts related to the Eldor acquisition, partially offset by restructuring savings and customer volume related recoveries.

The Battery & Charging Systems segment’s net sales increased $172 million, or 44%, and Segment Adjusted Operating Loss decreased $43 million from the nine months ended September 30, 2023. The increase in net sales was primarily due to approximately $177 million of volume, mix and net new business driven by increased demand for battery system products in Europe and North America. Additionally, normal contractual customer commodity pass-through arrangements decreased net sales by $52 million, which was partially offset by other pricing increases of $42 million. Acquisitions contributed $5 million in additional sales during the nine months ended September 30, 2024. Segment Adjusted Operating Margin was (5.8)% for the nine months ended September 30, 2024, compared to (19.2)% during the nine months ended September 30, 2023. The Segment Adjusted Operating Loss decrease was primarily due to conversion on higher sales and lower input costs, partially offset by higher investments in R&D for battery systems.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of September 30, 2024, the Company had liquidity of $4,000 million, comprised of cash and cash equivalent balances of $2,000 million and an undrawn revolving credit facility of $2,000 million. On October 17, 2024, the Company announced that the remaining outstanding balance of $343 million on the 5.000% senior notes due in October 2025 will be redeemed in full on November 1, 2024 using cash on hand, in accordance with the terms of the agreement.

The Company was in full compliance with its covenants under the revolving credit facility and had full access to its undrawn revolving credit facility. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of September 30, 2024, cash and cash equivalent balances of $728 million were held by the Company’s subsidiaries outside the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility that includes a feature allowing the Company the ability to increase the facility by $1.0 billion with bank group approval. This facility matures in September 2028. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at September 30, 2024. At September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue up to $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of September 30, 2024 and December 31, 2023.

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

On February 7, 2024, April 24, 2024 and July 23, 2024, the Company’s Board of Directors declared quarterly cash dividends of $0.11 per share of common stock, respectively. The dividends were paid on March 15, 2024, June 17, 2024 and September 16, 2024, respectively.

From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings. The current outlook from each of Standard & Poor’s, Moody’s and Fitch is stable. None of the Company's debt agreements requires accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Nine Months Ended September 30,
(in millions)	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings from continuing operations	$814	$532
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	444	376
Intangible asset amortization	51	51
Restructuring expense, net of cash paid	8	61
Stock-based compensation expense	46	50
Gain on debt extinguishment	(3)	(28)
Loss (gain) on sale of businesses	3	(5)
Deferred income tax (benefit) expense	(79)	19
Unrealized and realized loss on equity and debt securities	—	129
Other non-cash adjustments	2	(80)
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	472	573
Retirement plan contributions	(16)	(13)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	(83)	(767)
Inventories	(54)	(126)
Accounts payable and accrued expenses	(307)	301
Other assets and liabilities	(126)	10
Net cash provided by operating activities from continuing operations	$700	$510

Net cash provided by operating activities was $700 million for the nine months ended September 30, 2024 compared to $510 million for the nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 was primarily due to higher net earnings adjusted for non-cash charges and changes in working capital.

Investing Activities

	Nine Months Ended September 30,
(in millions)	2024	2023
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	$(510)	$(624)
Payments for businesses acquired, net of cash acquired	—	(31)
Proceeds from settlement of net investment hedges, net	46	25
(Payments for) proceeds from investments in equity and debt securities, net	(7)	63
Proceeds from the sale of business, net	8	—
Proceeds from asset disposals and other, net	3	29
Net cash used in investing activities from continuing operations	$(460)	$(538)

Net cash used in investing activities was $460 million during the first nine months of 2024 compared to $538 million during the first nine months of 2023. As a percentage of sales, capital expenditures were 4.8% and 5.8% for the nine months ended September 30, 2024 and 2023, respectively. The year-over-year reduction in capital expenditures was primarily due to lower eProduct investments. In 2023, the Company recorded net proceeds from investments in equity and debt securities of $63 million, that was primarily related to the Company’s sale of Wolfspeed convertible debt securities. Additionally, in 2023, the Company paid $31 million related to the acquisition of the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric.

Financing Activities

	Nine Months Ended September 30,
(in millions)	2024	2023
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net increase in notes payable	$—	$3
Additions to debt	1,000	4
Payments for debt issuance costs	(9)	(3)
Repayments of debt, including current portion	(175)	(444)
Payments for purchase of treasury stock	(401)	—
Payments for stock-based compensation items	(23)	(25)
Payments for businesses acquired, net of cash acquired	(4)	—
Payments for contingent consideration	(1)	(23)
Purchase of noncontrolling interest	—	(15)
Net distribution from PHINIA	—	401
Dividends paid to BorgWarner stockholders	(74)	(105)
Dividends paid to noncontrolling stockholders	(63)	(71)
Net cash provided by (used in) financing activities from continuing operations	$250	$(278)

Net cash provided by financing activities was $250 million during the first nine months of 2024 compared to net cash used in financing activities of $278 million during the first nine months of 2023. Net cash provided by financing activities during the nine months ended September 30, 2024 was primarily related to the Company’s issuance of $500 million of 4.950% senior notes due August 2029 and $500 million of 5.400% senior notes due August 2034, offset by $401 million of BorgWarner share repurchases, $175 million of debt repayments, $74 million in dividends paid to the Company’s stockholders and $63 million in dividends paid to noncontrolling stockholders of the Company’s consolidated joint ventures. In 2023, the Company executed the Spin-Off and received a net distribution, part of which was utilized to purchase and extinguish a portion of senior notes due in 2025.

CONTINGENCIES

In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or what the impact might be. The Company does not believe that adverse outcomes in any of these commercial and legal claims, actions and complaints are reasonably likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows.

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off through which the Company established PHINIA as an independent company. Prior to the initiation of the lawsuit, PHINIA had paid certain VAT refund amounts to the Company. The Company asserts PHINIA’s obligation to pay the Company these VAT refunds and related amounts is plainly set forth in a binding tax matters agreement between the Company and PHINIA, which the parties agreed to prior to the Spin-Off. As of September 30, 2024, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net in the Condensed Consolidated Balance Sheet.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain local environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state laws and, as such, may be presently liable for the cost of clean-up and other remedial activities at 17 such sites as of both September 30, 2024 and December 31, 2023. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the British Pound, Chinese Renminbi, Euro, Hungarian Forint, Japanese Yen, Korean Won, Mexican Peso, Polish Zloty, Swiss Franc and Thai Baht. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of September 30, 2024 and December 31, 2023, the Company recorded a deferred gain of $107 million and $112 million, respectively, both before taxes, for designated net investment hedges within accumulated other comprehensive income (loss).

The significant foreign currency translation adjustments during the three and nine months ended September 30, 2024 and 2023 are shown in the following tables, which provide the percentage change in U.S. Dollar against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Japanese Yen	12%	$28	(2)%	$31
Chinese Renminbi	4%	$61	1%	$21
British Pound	6%	$16	5%	$16
Euro	4%	$30	1%	$(7)

(in millions, except for percentages)	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Chinese Renminbi	(1)%	$(1)	(6)%	$(101)
Euro	(3)%	$(47)	(1)%	$(48)
Korean Won	(3)%	$(12)	(7)%	$(30)

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

Item 1A. Risk Factors

During the three months ended September 30, 2024, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In November 2023, the Company’s Board of Directors authorized the purchase of up to $544 million of the Company’s common stock, which replaced the previous repurchase authorization. By its terms, this share repurchase authorization had an expiration date of December 31, 2027. In April 2024, the Company’s Board of Directors authorized the purchase of up to $767 million of the Company’s common stock, which replaces the previous authorization. By its terms, this share repurchase authorization expires on December 31, 2027. As of September 30, 2024, the Company had repurchased $404 million of common stock under this repurchase program. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company's capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

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

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2024:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
July 1, 2024 - July 31, 2024
Common Stock Repurchase Program	—	$—	—	$767
Employee transactions	991	$33.02	—
August 1, 2024 - August 31, 2024
Common Stock Repurchase Program	4,984,505	$33.01	4,984,505	$602
Employee transactions	—	$—	—
September 1, 2024 - September 30, 2024
Common Stock Repurchase Program	4,216,977	$32.91	4,216,977	$463
Employee transactions	—	$—	—

Item 5. Other Information

During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 4.1
Ninth Supplemental Indenture dated as of August 16, 2024 between BorgWarner Inc. and Deutsche Bank Trust Company Americas, as the indenture trustee (incorporated by reference to Exhibit No. 4.2 to the Company’s Current Report on Form 8-K filed on August 16, 2024).

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

Date: October 31, 2024