Form 10-K
period 2024-12-31
BORGWARNER INC
filed 2025-02-06
CIK 908255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑
The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2024 (the last business day of the most recently completed second fiscal quarter) was approximately $7 billion.
As of January 31, 2025, the registrant had 218,684,028 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the BorgWarner Inc. Proxy Statement for the 2025 Annual Meeting of Stockholders	Part III

BORGWARNER INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2024

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include supply disruptions impacting us or our customers, commodity availability and pricing, and an inability to achieve expected levels of recoverability in commercial negotiations with customers concerning these costs; competitive challenges from existing and new competitors, including original equipment manufacturer (“OEM”) customers; the challenges associated with rapidly changing technologies and our ability to innovate in response; the difficulty in forecasting demand for electric vehicles and our electric vehicles revenue growth; potential disruptions in the global economy caused by wars or other geopolitical conflicts; the ability to identify targets and consummate acquisitions on acceptable terms; failure to realize the expected benefits of acquisitions on a timely basis; the possibility that our 2023 tax-free spin-off of our former Fuel Systems and Aftermarket segments into a separate publicly traded company will not achieve its intended benefits; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to the acquired businesses; our dependence on automotive and truck production, which is highly cyclical and subject to disruptions; our reliance on major OEM customers; impacts of any future strikes involving any of our OEM customers and any actions such OEM customers take in response; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims, or governmental investigations, including related litigation; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and the other risks, noted in reports that we file with the Securities and Exchange Commission, including Item 1A, “Risk Factors” in this Form 10-K. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-K to reflect any change in our expectations or any change in events, conditions, circumstances, or assumptions underlying the statements.

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

PART I

Item 1. Business

BorgWarner Inc. (collectively with its consolidated subsidiaries, the “Company” or “BorgWarner”) is a Delaware corporation incorporated in 1987. The Company is a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles. BorgWarner’s products help improve vehicle performance, propulsion efficiency, stability and air quality. The Company manufactures and sells these products worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles (“SUVs”), vans and light trucks). The Company’s products are also sold to OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). The Company also manufactures and sells its products to certain tier one vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, the Americas and Asia and is an original equipment supplier to nearly every major automotive OEM in the world.

BorgWarner Strategy

In 2021, the Company announced its accelerated electrification strategy. There were three primary elements of the strategy: (1) profitably scaling organic growth in electric vehicles (“EVs”); (2) executing mergers and acquisitions that expand our EV products; and (3) optimizing our combustion portfolio through planned dispositions of between $3 billion and $4 billion of annual revenue. In June 2023, the Company announced the next phase of its strategy, which focused on advancing its position as a leader in eProducts (all products utilized on or for EVs plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable to those used in or for EVs), while maximizing the value of its combustion portfolio or Foundational products (all products utilized in internal combustion engines plus those same products and components that are also included in hybrid powertrains). The Company’s current strategy is to focus on profitable growth across its technology-focused product portfolio that supports electric, hybrid and combustion vehicles. This entails growing its product portfolio through organic investments and technology-focused acquisitions. The Company’s balanced portfolio is particularly critical as the automotive industry continues to see electric vehicle adoption volatility across different regions. During the years ended December 31, 2024, 2023 and 2022, the Company’s eProduct revenue was approximately $2.3 billion, $2.0 billion and $1.5 billion, respectively, or 17%, 14% and 12% of its total revenue, respectively, and the Company’s Foundational products revenue was approximately $11.8 billion, $12.2 billion and $11.2 billion, respectively, or 83%, 86% and 88% of its total revenue, respectively.

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

Recent Acquisitions

Acquisitions have been an integral component of the Company’s growth and value creation strategy. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Item 8 of this report for more information, including a summary of recent acquisitions.

Financial Information About Reportable Segments

Refer to Note 24, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about the Company's reportable segments.

Narrative Description of Reportable Segments

The Company discloses segment information under four reportable segments, consistent with the way operating results are evaluated by management: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems. In the third quarter of 2024, the Company implemented a new business unit and management structure designed to further enhance the execution of the Company’s strategy. Previously, the Company presented its results under three reportable segments: Air Management, Drivetrain & Battery Systems and ePropulsion. Prior period reportable segment disclosures have been updated accordingly, including recasting prior period information for the new reporting structure.

Net sales by reportable segment were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Turbos & Thermal Technologies	$5,887	$6,012	$5,455
Drivetrain & Morse Systems	5,577	5,549	5,028
PowerDrive Systems	1,937	2,166	1,906
Battery & Charging Systems	729	546	335
Inter-segment eliminations	(44)	(75)	(89)
Net sales	$14,086	$14,198	$12,635

The sales information presented above does not include the sales by the Company’s unconsolidated joint ventures (see sub-heading “Joint Ventures” below). Such unconsolidated sales totaled approximately $764 million, $732 million, and $734 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Turbos & Thermal Technologies

Turbos & Thermal Technologies develops and manufactures products to improve fuel economy, reduce emissions and enhance performance. Turbos & Thermal Technologies’ technologies include turbochargers, eBoosters, eTurbos, emissions systems, thermal systems, gasoline ignition technology, smart remote actuators, powertrain sensors, cabin heaters and battery heaters.

Turbos & Thermal Technologies’ emissions, thermal and turbocharger systems provide several benefits, including increased power for a given engine size, improved fuel economy, reduced emissions and optimized temperatures in propulsion systems and vehicle cabins. Sales of turbochargers for light vehicles represented approximately 21%, 22% and 25% of the Company’s net sales for the years ended December 31, 2024, 2023 and 2022, respectively. No other single product line accounted for more than 10% of consolidated net sales in any of the years presented.

Turbos & Thermal Technologies’ powertrain products include an array of highly engineered products that complement and enhance the efficiency improvements delivered by many other air management technologies.

Drivetrain & Morse Systems

Drivetrain & Morse Systems’ technologies include control modules, friction and mechanical clutch products for automatic transmissions, torque-management products and coupling systems. Additionally, Drivetrain & Morse Systems’ products include chain systems as well as variable camshaft phasing products.

Drivetrain & Morse Systems’ friction and mechanical products for automatic transmissions include dual clutch modules, friction clutch modules, friction and separator plates, transmission bands, torque converter clutches, one-way clutches and torsional vibration dampers. Controls products for automatic transmissions feature electro-hydraulic solenoids for standard and high-pressure hydraulic systems, transmission solenoid modules and dual clutch control modules.

Drivetrain & Morse Systems’ torque management products include rear-wheel drive (“RWD”) and all-wheel drive (“AWD”) transfer case systems, front-wheel drive (“FWD”)-AWD coupling systems and cross-axle coupling systems. The segment is developing electronically controlled torque management devices and systems that will benefit vehicle energy efficiency and vehicle dynamics.

Drivetrain & Morse Systems’ chain system products are used on engines in on- and off-road vehicles to drive camshaft and other auxiliary drives, in transmissions for torque transfer and some drivetrain applications. The variable cam phasing products are used for variable control of engine exhaust and intake valves to control air- and gas-exchange in the engine.

PowerDrive Systems

PowerDrive Systems’ products and technologies provide industry-leading performance and efficiency with quick-to-market solutions powering current and next-generation electric and hybrid vehicles.

PowerDrive Systems’ technologies include power electronics such as inverters, onboard chargers, DC/DC converters and combination boxes (multiple combined power electronics components). Rotating electric machines are also part of the PowerDrive Systems’ portfolio, including eMotors and generators as well as fully integrated drive modules (“iDM”) consisting of inverter, eMotor and gear reducer. Additionally, PowerDrive Systems’ products include electronic controls such as engine control units, transmission control units, battery management systems, propulsion controllers and domain controllers.

PowerDrive Systems’ inverter products power many of the global leading electric and hybrid vehicles.

Additionally, PowerDrive Systems’ iDMs combine all the benefits of our inverters, eMotors and gear reducers in a single package optimized for cost, performance, noise vibration and harshness and packaging. iDMs contain full software that offers functional safety and cybersecurity. This capability comes from deep experience of over 40 years in the field of automotive software. Applications of iDMs include a wide range of electric and hybrid vehicles globally.

Battery & Charging Systems

Battery & Charging Systems’ products drive electrified propulsion forward by providing high-performance lithium-ion battery systems for electrified bus, truck- and off-highway applications and DC (direct current) fast chargers suitable for all types of electric vehicles.

Battery & Charging Systems’ products include a nickel manganese cobalt battery pack product line and lithium iron phosphate battery packs. The proprietary battery management system provides state-of-the-art functionality like cybersecurity, functional safety and conformity with EU regulations- and ASPICE. These come with the relevant on- and off-highway- as well as marine certifications and are liquid cooled for cycle life up to 6,000 cycles and megawatt charging capability.

Battery & Charging Systems expands the global charging infrastructure with innovative DC-fast charging solutions. These are available in integrated and distributed solutions across a wide range of power levels and are based on a modular high-power platform design, with a focus on uptime performance and user experience.

Joint Ventures

As of December 31, 2024, the Company had nine joint ventures in which it had a less-than-100% ownership interest. Results from the six joint ventures in which the Company is the majority owner and has a controlling financial interest are consolidated as part of the Company’s results. Results from the three joint ventures in which the Company exercises significant influence but does not have a controlling financial interest, were reported by the Company using the equity method of accounting pursuant to which the Company records its proportionate share of each joint venture’s income or loss each period.

Management of the unconsolidated joint ventures is shared with the Company’s respective joint venture partners. Certain information concerning the Company's joint ventures is set forth below:

Joint venture	Products	Year organized	Percentage owned by the Company	Location of operation	Joint venture partner
Unconsolidated:
NSK-Warner K.K.	Transmission components	1964	50%	Japan/China	NSK Ltd.
Turbo Energy Private Limited	Turbochargers	1987	32.6%	India	Sundaram Finance Limited; Brakes India Limited
Fast Warner Intelligent Control Systems (Xi’an) Co., Ltd.	Inverters	2024	49%	China	Shaanxi Fast Auto Drive Group
Consolidated:
BuradaWarner LLC	Valvetrain and fuel injection equipment	1977	70%	Korea	BU RA DA Company Limited
BorgWarner Transmission Systems Korea Ltd.[1]	Transmission components	1987	60%	Korea	NSK-Warner
Beijing Delphi Wan Yuan Engine Management Systems Co. Ltd.	Engine management systems	1999	51%	China	Beijing Wan Yuan Industry Corporation
BorgWarner Shenglong (Ningbo) Co. Ltd.	Fans and fan drives	1999	70%	China	Ningbo Shenglong Automotive Powertrain Systems Co., Ltd.
BorgWarner TorqTransfer Systems Beijing Co. Ltd.	Transfer cases	2000	80%	China	Beijing Hainachuan Automotive Parts Holding Co., Ltd.
BorgWarner United Transmission Systems Co. Ltd.	Transmission components	2009	66%	China	China Automobile Development United Investment Co., Ltd.
__________________________
1 BorgWarner Inc. owns 50% of NSK-Warner, which has a 40% interest in BorgWarner Transmission Systems Korea Ltd. This ownership gives the Company an additional indirect effective ownership percentage of 20% in BorgWarner Transmission Systems Korea Ltd., resulting in a total effective ownership interest of 80%.

Financial Information About Geographic Areas

The Company has a global presence. During the year ended December 31, 2024, approximately 16% of the Company’s net sales were generated in the United States, and 84% were generated outside the United States. Refer to Note 24, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for additional financial information about geographic areas.

Product Lines and Customers

During the year ended December 31, 2024, approximately 81% of the Company’s net sales were for light-vehicle applications; approximately 10% were for commercial-vehicle applications; approximately 7% were for off-highway vehicle applications; and approximately 2% were to distributors of aftermarket replacement parts.

The Company’s worldwide net sales to the following customers (including their subsidiaries) were approximately as follows:

	Year Ended December 31,
Customer	2024	2023	2022
Ford	13%	14%	15%
Volkswagen	10%	11%	9%

No other single customer accounted for more than 10% of the Company’s consolidated net sales in any of the years presented. Sales to the Company’s top ten customers represented 67% of sales for the year ended December 31, 2024.

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

In addition, each of the Company's businesses within its Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems reportable segments has its own research and development (“R&D”) organization, including engineers and technicians, engaged in R&D activities at facilities worldwide. The Company also operates testing facilities such as prototype, measurement and calibration, life-cycle testing and dynamometer laboratories.

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

	Year Ended December 31,
(in millions)	2024	2023	2022
Gross R&D expenditures	$872	$856	$787
Customer reimbursements	(136)	(139)	(86)
Net R&D expenditures	$736	$717	$701

Net R&D expenditures as a percentage of net sales were 5.2%, 5.1% and 5.5% for the years ended December 31, 2024, 2023 and 2022, respectively.

Intellectual Property

The Company has approximately 5,190 active domestic and foreign patents and patent applications pending or under preparation and receives royalties from licensing patent rights to others. While it considers its patents on the whole to be important, the Company does not consider any single patent, any group of related patents or any single license essential to its operations in the aggregate or to the operations of any of the Company’s business groups individually. The expiration of the patents individually and in the aggregate is not expected to have a material effect on the Company’s financial position or future operating results. The Company owns numerous trademarks, some of which are valuable, but none of which are essential to its business in the aggregate.

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

The Company’s major non-OEM competitors are Robert Bosch GmbH, Denso Corporation, Garrett Motion, Hitachi, Ltd., Magna Powertrain (an operating unit of Magna International Inc.), Valeo, Schaeffler Group and Contemporary Amperex Technology Co., Limited. The Company also competes with certain start-ups in electrification.

In addition, a number of the Company’s major OEM customers manufacture, for their own use and for others, products that compete with the Company's products. Other current OEM customers could elect to manufacture products to meet their own requirements or to compete with the Company. We cannot guarantee that the Company’s business will not be adversely affected by increased competition in the markets in which it operates.

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

The Compensation Committee of the Board of Directors oversees human capital management and assesses whether efforts to promote and advance environmental, social and governance (“ESG”) initiatives, practices and objectives, as appropriate, are effectively reflected in executive compensation. The full Board of Directors oversees talent reviews and succession planning for the Company.

As of December 31, 2024, the Company had a salaried and hourly workforce1 as follows:

Americas	11,300
Asia	12,300
Europe	14,700
Total workforce	38,300

Salaried	12,300
Hourly	26,000
Total workforce	38,300

The Company uses an array of practices to attract, develop and retain qualified talent, including the following:

•Engagement & Retention. The Company recognizes and rewards employee contributions with competitive pay and benefits. The Company closely monitors employee turnover as part of its efforts to improve retention and to spot any potential opportunities for improvement. In the year ended December 31, 2024, annual voluntary employee turnover was 9.7%. The annual voluntary
1 “Workforce” data is approximate and includes estimated full-time equivalent numbers for contractors and temporary workers.

turnover for our salaried employees was 7.8%, while the annual voluntary turnover for our hourly employees was 10.8%.2

•Education & Development. The Company provides formal development opportunities at all levels and stages of the career journey of its employees. These opportunities are delivered in a variety of formats so that they are flexible, accessible, scalable and translatable to meet the needs of our evolving workplace and workforce. The Company is also committed to preparing its workforce for changes in the industry through multiple initiatives, such as training programs created in partnership with elite universities to increase the knowledge and skills of its engineers to enable them to work in an electrification environment.

•Diversity & Inclusion (“D&I”). Ultimate responsibility for D&I at BorgWarner lies with the Company’s CEO, while the Board of Directors monitors initiatives and performance. The Company cultivates a culture where employees are treated with respect and their differences are valued. The Company is continually reviewing its policies, programs and processes to ensure alignment with its D&I strategy. The Company undertakes a variety of recruitment and retention initiatives that serve as a strategic opportunity to expand its talent and leadership pipeline.

As of December 31, 2024:
◦Five of eight members of the Board of Directors (63%) were women and/or racially/ethnically diverse.
◦Four of 11 executive management team members (36%) were women and/or racially/ethnically diverse.
◦Women composed 30.7% of the Company’s employees, 18.3% of the Company’s leadership (those who participate in the management incentive plan), 24.8% of the Company’s salaried employees, 33.8% of the Company’s hourly employees and 41.7% of the Company’s new hires in 2024.2
◦Racial/ethnic minorities composed 30.3% of the Company’s total U.S. employees, 20.4% of the Company’s U.S. leadership, 24.5% of the Company’s U.S. salaried employees, 35.6% of the Company’s U.S. hourly employees and 45.0% of the Company’s U.S. new hires in 2024.2
◦The Company’s latest pay equity analysis identified that, on average, women received compensation equal to 99.2% of that received by men across the Company’s global workforce for substantially similar work. In the U.S., racial/ethnic minorities received compensation of 100.9% compared to compensation received by non-minorities for substantially similar work.3

•Health & Safety. The safety of the Company’s employees is vitally important, and the Company is dedicated to continuously improving safety performance. The Company’s safety performance is rooted in strong leadership commitment and support, as well as robust safety management systems. These systems consist of tracking leading and lagging safety indicators, integrating detailed metrics into safety scorecards, engaging employees at every level, training and prevention initiatives, performing risk assessments and inspections, sharing best practices, hosting safety conferences and sponsoring recognition programs.

The Company set goals for the safety of its workforce. Those goals include:
2 Employee turnover and new hire data excludes interns, co-ops and apprentices.
3 The Company’s most recent pay equity study was conducted in 2024 based on compensation and employees as of December 31, 2023. The analysis included employees from salaried early-in-career through vice president roles.

◦Perform in the top quartile for Total Recordable Incident Rate (“TRIR”) and Lost Time Incident Rate (“LTIR”).4
◦Implement and then maintain ISO 45001 certification at 100% of its manufacturing sites.4
In the year ended December 31, 2024:
◦The Company’s global workforce accident TRIR was 0.38, which was within top quartile performance. The top quartile for motor vehicle parts manufacturing was lower than or equal to 1.4 according to the BLS.4
◦The Company’s global workforce accident LTIR was 0.25. The top quartile for motor vehicle parts manufacturing was lower than or equal to 0.2 according to the BLS.4
◦91% of the Company’s manufacturing sites were ISO 45001 certified.5

Approximately 13.3% of the Company’s U.S. workforce is unionized. These employees, located at one facility in the state of New York, are covered by a collective bargaining agreement that expires in September 2028. Employees at certain international facilities are also unionized. The Company believes the current relations with its workforce to be satisfactory. The Company recognizes that, in many of the locations where it operates, employees have freedom of association rights with third-party organizations such as labor unions. The Company respects and supports those rights, including the right to collective bargaining, in accordance with local laws.

Raw Materials

The Company uses a variety of raw materials in the production of its products, including aluminum, copper, nickel, plastic resins, steel, certain alloy elements and semiconductor chips. Manufacturing operations for each of the Company’s operating segments are dependent upon natural gas, fuel oil and electricity.

The Company uses a variety of tactics in an attempt to limit the impact of supply shortages, tariffs and inflationary pressures. The Company’s global procurement organization works to accelerate cost reductions, purchase from lower cost regions, optimize the supply base, mitigate risk and collaborate on its buying activities. In addition, the Company uses long-term contracts, cost sharing arrangements, design changes, dual sourcing, customer buy programs and limited financial instruments to help control costs. The Company intends to use similar measures in 2025 and beyond. Refer to Note 17, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this report for information related to the Company’s hedging activities.

For 2025, the Company believes there will be continued inflationary pressures in certain raw materials, labor and energy. While the Company believes inflation will decrease in some areas, it does not expect to see “deflation,” which means that it expects supplier costs to remain elevated relative to prior years. Supplies of raw materials are adequate and available from multiple sources to support the Company’s manufacturing requirements.

4 Based on U.S. Bureau of Labor Statistics (the “BLS”), Survey of Occupational Injuries and Illnesses Data, motor vehicle parts manufacturing (NAICS 336300).
5 Certified to ISO 45001:2018. The scope of this performance indicator is for manufacturing locations that supply directly to original equipment manufacturers, excluding locations during their first 18 months of production and newly acquired sites during their first 18 months with the Company.

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

Available Information

Through its Internet website (www.borgwarner.com), the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission as soon as reasonably practicable after they are filed or furnished. The Company also makes the following documents available on its Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance Committee Charter; the Company’s Bylaws; the Company’s Corporate Governance Guidelines; the Company’s Code of Ethical Conduct; the Company’s Code of Ethics for CEO and Senior Financial Officers; and the Company’s Insider Trading and Confidentiality Policy. You may also obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to Investor Relations, 3850 Hamlin Road, Auburn Hills, Michigan 48326. You can also find the Company’s public filings at a website maintained by the SEC, http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Information About Executive Officers of the Company

Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 6, 2025.

Name (Age)	Present Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Frederic B. Lissalde (57)	President and Chief Executive Officer (2018)[6]	•Autoliv, Inc., Member of Board of Directors (2020 – Present)
Craig D. Aaron (47)	Executive Vice President and Chief Financial Officer (2024)	•Vice President and Controller (2022 – 2024) •Vice President and Treasurer (2019 – 2022) •Vice President, Finance, BorgWarner Morse Systems (2016 – 2019)
Tonit M. Calaway (57)	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary (2020)
•Executive Vice President, Chief Legal Officer and Secretary (2018 - 2020)
•Air Products & Chemicals, Inc., Member of Board of Directors (2022 – Present)
•W.P. Carey Inc., Member of Board of Directors (2020 – Present)

Joseph F. Fadool (58)	Executive Vice President and Chief Operating Officer (2024); President and Chief Executive Officer (as of the close of business on February 6, 2025)[6]
•Vice President and President and General Manager, Emissions, Thermal and Turbo Systems (2019)
•Vice President of the Company and President and General Manager, Turbo Systems LLC (2019)
•Vice President of the Company and President and General Manager, BorgWarner Emissions Systems LLC and BorgWarner Thermal Systems Inc. (2017 – 2019)

Tania Wingfield (58)	Executive Vice President, Chief Human Resources Officer (2022)	•Vice President and General Manager, North America Aftermarket (2021 – 2022) •Vice President and Integration Champion (2020 – 2021) •Vice President, Engineering, PowerDrive Systems (2017 – 2020)
Stefan Demmerle (60)	Vice President and President and General Manager, PowerDrive Systems (2015)	•Vice President of the Company and President and General Manager of BorgWarner PowerDrive Systems (2015 – Present)
Paul A. Farrell (58)	Executive Vice President and Chief Strategy Officer (2020)
•Delphi Technologies PLC, Senior Vice President Strategy, Sales and Corporate Development (2020)
•Delphi Technologies PLC, Senior Vice President Strategy and Corporate Development (2019 – 2020)
•Delphi Technologies PLC, Senior Vice President Strategic Planning and Product Marketing (2017 – 2019)

Amy B. Kulikowski (48)	Vice President, Chief Accounting Officer (2024)
•Cooper-Standard Holdings Inc., Vice President, Chief Accounting Officer (2022 – 2024)
•Cooper-Standard Holdings Inc., Vice President, Global Internal Audit and Compliance (2021 – 2022)
•BorgWarner Inc., Assistant Controller, Delphi Accounting and Integration (2020 – 2021)
•Delphi Technologies PLC, Vice President and Assistant Controller (2017 – 2020)

Isabelle McKenzie (55)	Vice President and President and General Manager, Drivetrain and Morse Systems (2024)
•Vice President and President and General Manager, Morse Systems (2023 – 2024)
•Vice President & General Manager, Americas, Power-Drive Systems (2020 – 2023)
•Vice President Global Engineering, Transmission Systems (2014 – 2020)

Henk Vanthournout (51)	Vice President and President and General Manager, Battery and Charging Systems (2024)	•Vice President and General Manager, Battery Systems (2022-2024) •Vice President and General Manager, Drivetrain Systems Europe (2019-2022)

Volker Weng (54)	Vice President and President and General Manager, Turbos and Thermal Technologies (2024)
•Vice President and President and General Manager, Drivetrain & Battery Systems (2019)
•Vice President of the Company and President and General Manager, BorgWarner Emissions Systems LLC and BorgWarner Thermal Systems Inc. (2019)
•Vice President and General Manager, Europe, BorgWarner Emissions Systems LLC and BorgWarner Thermal Systems Inc. (2017 – 2019)

__________________________
6 On November 6, 2024, the Company announced that, effective at the close of business on February 6, 2025, Frederic B. Lissalde, the President and Chief Executive Officer of the Company, will retire and that Joseph F. Fadool, currently the Company’s Executive Vice President of BorgWarner Inc. and Chief Operating Officer, has been appointed to succeed him as President and Chief Executive Officer.

Item 1A.    Risk Factors

Investors should carefully consider the following risk factors and other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impact our business operations. If any of the following risks occur, our business, including our financial performance, financial condition, operating results and cash flows, could be adversely affected.

Risks related to our strategy

Our portfolio strategy may prove unsuccessful.

Our strategy is to focus on profitable growth across our technology-focused product portfolio that supports electric, hybrid and combustion vehicles by growing our eProducts as well as continuing our focus on Foundational products. Our balanced portfolio is particularly critical as the automotive industry continues to see electric vehicle adoption volatility across different regions.

We may not meet our goals due to many factors, including any of the risks identified in the paragraphs that follow, failure to develop new products that our customers will purchase, technology changes that could render our products obsolete, or the introduction of new technology to which we do not have access, among other things.

Our future success is dependent upon our making the right investments at the right times with the right customers who can rapidly adapt to the market, to support product development in areas of evolving vehicle technologies. We have made, and expect to continue to make, significant investments to grow our eProducts. If the overall adoption of electric vehicles continues to be slower as compared to our expectations, we may not only fail to realize expected rates of return on our existing investments, but we may incur further losses on such investments. Further, if we invest in relationships with the wrong customers or in the wrong markets, then we may still fail to realize expected returns.

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

We review goodwill and indefinite-lived intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill and indefinite-lived intangible assets is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what was paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Future acquisitions could present similar risks. Any charges relating to such impairments, such as those recorded for the year ended December 31, 2024, could adversely affect our results of operations in the periods recognized.

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

Risks related to the spin-off of PHINIA Inc.

The spin-off of PHINIA may not achieve the anticipated benefits and may expose us to additional risks.

We may not realize the anticipated strategic, financial, operational or other benefits of the spin-off of PHINIA. We cannot predict with certainty when the benefits that we expect from the spin-off will occur or the extent to which they will be achieved. There is no assurance that following the spin-off each separate company will be successful. While it is intended that the transaction was tax-free to the Company’s stockholders for U.S. federal income tax purposes, there is no assurance that the transaction will qualify for this treatment. If the spin-off is ultimately determined to be taxable, the Company, PHINIA, or the Company’s stockholders could incur income tax liabilities that could be significant. If we do not realize the anticipated benefits of the spin-off, it could adversely affect our business, results of operations, cash flows and financial condition.

Potential liabilities pursuant to the spin-off of PHINIA could materially and adversely affect our business.

In connection with the spin-off, we entered into a separation and distribution agreement and related agreements with PHINIA to govern the spin-off and the relationship between the two companies following the completion of the spin-off. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. For example, on September 19, 2024, we commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay the Company. As of December 31, 2024, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net on the Consolidated Balance Sheet. If we are required to indemnify PHINIA and other parties under the circumstances set forth in these agreements, we may be subject to future liabilities. In addition, with respect to the liabilities for which PHINIA and the other parties have agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against PHINIA and such other parties will be sufficient to protect us against the full amount of the liabilities or that PHINIA or such other parties will be able to fully satisfy their indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to among the Company, PHINIA and such other parties and require the Company to assume responsibility for obligations allocated to PHINIA or such other parties or to cause the Company to not realize an asset on its Consolidated Balance Sheet. Each of these risks could negatively affect our business and financial statements.

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

In recent years, within the automotive industry, there have been governmental investigations and related proceedings relating to alleged or actual violations of vehicle emissions standards. Any potential alleged violations by BorgWarner of existing or future emissions standards could result in government investigations and other legal proceedings, the recall of one or more of our products, negotiated remedial actions, fines, disgorgement of profits, restricted product offerings, reputational harm or a combination of any of those items. Any of these actions could have a material adverse effect on our business and financial results.

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

We use a variety of commodities (including aluminum, copper, nickel, plastic resins, steel, other raw materials and energy) and materials purchased in various forms such as castings, powder metal, forgings, stampings and bar stock. The costs and availability of raw materials can fluctuate due to factors beyond our control. Increasing commodity costs negatively impact our operating margins and results. While we would seek to alleviate the impact of increasing costs by including material pass-through provisions in our customer contracts wherever possible and by selectively hedging certain commodity exposures, there can be no assurances that we will be successful in these efforts. The discontinuation or lessening of our ability to pass through or hedge increasing commodity costs could adversely affect our business.

From time to time, commodity prices may also fall rapidly. If this happens, suppliers may withdraw capacity from the market until prices improve, which may cause periodic supply interruptions. The same may be true of transportation carriers and energy providers. If these supply interruptions occur, it could adversely affect our business.

Many global economies, including the United States, have experienced and continue to experience elevated levels of inflation more generally, which drove an increase in input costs. Following non-contractual negotiations, we reached cost-recovery agreements with various customers in 2024, 2023 and 2022, but these agreements did not enable us to recover 100 percent of our increased costs, and as a result, our operating margins were negatively impacted. Elevated levels of inflation could adversely affect our business.

We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring actions may adversely affect our business.

We have taken, are taking, and may in the future take restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Implementation of any restructuring action may be costly and disruptive to our business, and we may not be able to obtain the cost savings, operational improvements and estimated workforce reductions that we anticipate within the projected timing or at all. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency, loss of key employees and/or other retention issues during transitional periods. Restructuring can require a significant amount of time and focus, which may divert attention from operating and growing our business. Moreover, we base projections of any cost savings or other benefits associated with our restructuring actions on current business operations and market dynamics, and various factors, including but not limited to our evolving business models, future investment decisions, market environment and technology landscape, could significantly impact the success of these actions. Refer to Note 4, “Restructuring,” to the Consolidated Financial Statements for more information.

Changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on us.

The United States has maintained tariffs on certain imported steel, aluminum and items originating from China. These tariffs have increased the cost of raw materials and components we purchase. The imposition of tariffs by the United States has resulted in retaliatory tariffs from a number of countries, including China, which increase the cost of products we sell. Additionally, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements and further restrictions on free trade, could introduce additional uncertainty. The U.S. administration has announced plans to implement or increase tariffs, particularly on products manufactured in China, Canada and Mexico, though it remains unclear what specific actions will be taken. Any escalation of trade tensions, additional tariffs, retaliatory measures by foreign governments or shifts in U.S. or international trade policies could adversely impact our supply chain, increase costs and reduce demand for our products. A trade war or other significant changes in trade regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In 2024, the Company imported approximately $875 million in value to the U.S. Approximately 55% of that value originated in Mexico, approximately 10% originated in Canada and approximately 5% originated in China.

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

We rely on the capacity, reliability and security of our IT systems and infrastructure to operate our business. IT systems are vulnerable to disruptions, including those resulting from natural disasters, cyber-attacks or failures in third-party provided services. Disruptions and attacks on our IT systems pose a risk to our business operations and our ability to protect our systems, networks and communications, and the confidentiality and availability of third-party and internal data, including our employees. Some cyber-attacks depend on human error or manipulation, including phishing attacks or social engineering schemes to gain access to systems or carry out disbursement of funds or other frauds, which raise the risks from such events and the costs associated with protecting against such attacks. Although we have implemented security policies, processes, and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruptions of our operations, we have been, and likely will continue to be, subjected to such attacks or disruptions (to date, we are not aware that we have experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition). Future attacks or disruptions could potentially lead to the inappropriate disclosure of confidential information, including our intellectual property or employee data, improper use of our systems and networks, access to and manipulation and destruction of our or third-party data, production downtimes, lost revenues, inappropriate disbursement of funds and both internal and external supply shortages. In addition, we may be required to incur significant costs to protect against damage caused by such attacks or disruptions in the future. These consequences could cause significant damage to our reputation, affect our relationships with our customers and suppliers, lead to claims against us and ultimately adversely affect our business.

Further, we continually update and expand our information technology systems to enable us to run our business more efficiently, including the potential incorporation of artificial intelligence (“A.I.”) solutions into our information systems and processes. The increasing use and evolution of advanced technology solutions creates potential risks for loss or misuse of Company data that forms part of any data set that was collected, used, stored, or transferred to run our business. Any unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media or storage devices may result in significantly increased business and security recovery costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. In addition, if the content, analyses, or recommendations that A.I. programs assist in producing are or are alleged to be deficient, inaccurate, or biased, then our business, financial condition, and results of operations and our reputation may be adversely affected.

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

Our profitability and results of operations may be adversely affected by new business launch difficulties.

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

As of December 31, 2024, approximately 13.3% of our U.S. workforce was unionized. We have a domestic collective bargaining agreement for one facility in New York, which expires in September 2028. The workforce at certain of our international facilities is also unionized. A prolonged dispute with our employees could have an adverse effect on our business.

Work stoppages, production shutdowns and similar events could significantly disrupt our business.

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage or production shutdown at one or more of our manufacturing and assembly facilities could have adverse effects on our business. Similarly, if one or more of our customers were to experience a work stoppage or production shutdown, that customer would likely halt or limit purchases of our products, which could result in the shutdown of the related manufacturing facilities. A significant disruption in the supply of a key component due to supply constraints or due to a work stoppage or production shutdown at one of our suppliers or any other supplier could have the same consequences and, accordingly, have an adverse effect on our financial results.

Our benefit plan expenses and obligations may fluctuate depending on various factors, including changes in interest rates, changes in regulations and plan asset returns.

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

We continually monitor changes in global pension regulations as the complexity of pension laws in the jurisdictions where we sponsor plans can present financial risks in the event of noncompliance.

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

Climate changes could also disrupt our operations by impacting the availability and cost of materials within our supply chain and could also increase insurance and other operating costs. In addition, extreme weather events may damage a facility or surrounding infrastructure, making the facility unusable for a time. These factors may impact our decisions to construct new facilities.

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

We have manufacturing and technical facilities in many regions, including Europe, Asia, and the Americas. For 2024, approximately 84% of our consolidated net sales were outside the U.S. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, international terrorism and other factors that may be discrete to a particular country or geography. Compliance with multiple and potentially conflicting laws and regulations of various countries is challenging, burdensome and expensive.

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

Some of our sales are concentrated. Our worldwide sales in 2024 to Ford and Volkswagen constituted approximately 13% and 10% of our 2024 consolidated net sales, respectively. Sales to the Company’s top ten customers represented 67% of sales for the year ended December 31, 2024.

We are sensitive to the effects of our major customers’ labor relations.

All three of our primary North American customers, Ford, Stellantis, and General Motors, have major union contracts with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (or “UAW”). Additionally, there is effort from the UAW to unionize other North American OEM plants, the outcome of which is difficult to predict. Because of domestic OEMs’ dependence on a single union, we are affected by labor difficulties and work stoppages at OEMs’ facilities, such as the UAW strikes that occurred in 2023. Such stoppages at OEMs’ facilities could halt our businesses with those facilities, and an increase in the number of OEMs facilities with union contracts with the UAW could increase the negative impact to our business. Similarly, a majority of our global customers’ operations outside of North America are also represented by various unions. Any extended work stoppage at one or more of our customers could have an adverse effect on our business.

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

Rapidly changing industry conditions such as volatile production volumes, including volatility in electric vehicle adoption across different regions; our need to seek price reductions from our suppliers as a result of the substantial pressure we face from OEMs to reduce the prices of our products; credit tightness; changes in foreign currency exchange rates; raw material, commodity, tariffs, transportation, and energy price escalation; drastic changes in consumer preferences; and other factors could adversely affect our supply chain, and sometimes with little advance notice. These conditions could also result in increased commercial disputes and supply interruption risks. In certain instances, it would be difficult and expensive for us to change suppliers that are critical to our business. On occasion, we must provide financial support to distressed suppliers or take other measures to protect our supply lines. We cannot predict with certainty the potential adverse effects these costs might have on our business.

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

Item 1B.    Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2024 fiscal year that remain unresolved.

Item 1C.    Cybersecurity

BorgWarner’s Board of Directors acknowledges the importance of upholding the trust and confidence of BorgWarner’s customers, business partners, employees and other stakeholders. The Board, in conjunction with the Audit Committee, is involved in the oversight of the Company’s risk management program, including its Cybersecurity Program. The Cybersecurity Program is managed by the Chief Information Officer (“CIO”), whose information technology (“IT”) team is responsible for enterprise-wide information technology, including cybersecurity strategy, policy, standards, architecture and processes. The Company benchmarks the Cybersecurity Program, including its standards, processes and practices, against recognized cybersecurity frameworks. The Cybersecurity Program continually enhances the enterprise security structure and contingency plans with the goal of preventing cybersecurity incidents to the extent feasible and minimizing the business impact should an incident occur.

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

Third-Party Risk Management: The Company continues to review processes and procedures that identify and oversee cybersecurity risks presented by third parties, including service providers, vendors and other users of the Company’s systems. In December 2024, the Company updated its indirect Purchase Order Terms and Conditions, effective January 1, 2025, to address (i) supplier cybersecurity incident notification requirements and (ii) the Company’s right to audit supplier IT systems.

Education and Awareness: The Company provides regular, mandatory training for applicable personnel on cybersecurity threats to help them identify, avoid and address cybersecurity threats and to communicate the Cybersecurity Program, including applicable policies, standards, processes and practices.

Governance

The Board and the Audit Committee actively discuss cybersecurity risks with management and among themselves. The CIO reports on the Cybersecurity Program and the Company’s approach to cybersecurity risk management to the Audit Committee of the Board of Directors two times a year and to the full Board periodically, as appropriate. These reports include updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Cybersecurity Program, recent developments, evolving standards and emerging threats or trends within cybersecurity. The Audit Committee and Board receive prompt and timely information regarding cybersecurity threats and incidents that meet specified thresholds, as well as ongoing updates regarding any such threats or incidents until they have been addressed.

The Cybersecurity Program is managed by the CIO, and the Company’s IT team is responsible for enterprise-wide informational technology, coordinating with various functions and business groups to ensure they are following best practices. The current CIO has over two decades of experience in various roles in information technology and information security. The CIO and the IT team work with the business to implement the Cybersecurity Program, which is designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s Cybersecurity Incident Response Plan. The CIO and the IT team use detection tools to monitor for cybersecurity threats and incidents in real time, apply mitigation and remediation steps and then report such threats to the Audit Committee and the Board, as appropriate.

The Company’s efforts include a wide range of actions, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating and improving the effectiveness of the Company’s cybersecurity measures and planning. The Company engages in periodic assessment and testing of the Cybersecurity Program and may periodically engage a third-party expert to conduct assessments, audits and testing. The results of such assessments, audits and testing are reported to the CIO and the Audit Committee or full Board, as applicable, and the Company makes adjustments as appropriate.

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

Item 2.    Properties

As of December 31, 2024, the Company had 84 manufacturing, assembly and technical locations worldwide. The Company’s worldwide headquarters are located in a leased facility in Auburn Hills, Michigan. In general, the Company believes its facilities to be suitable and adequate to meet its current and reasonably anticipated needs.

The following is additional information concerning principal manufacturing, assembly and technical facilities operated by the Company, its subsidiaries, and affiliates.

Reportable Segment	Americas	Europe	Asia	Total
Turbos & Thermal Technologies	8	11	9	28
Drivetrain & Morse Systems	8	6	11	25
PowerDrive Systems	6	6	10	22
Battery & Charging Systems	3	5	1	9

The table above excludes unconsolidated joint ventures as of December 31, 2024 and administrative offices. Of the facilities noted above, 40 have leased land rights or a leased facility.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol BWA. As of January 31, 2025, there were 1,379 holders of record of common stock.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN1
Among BorgWarner Inc., the S&P 500 Index, and SIC 3714 Motor Vehicle Parts

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
2019
2020
2021
2022
2023
2024
BorgWarner Inc.
S&P 500
SIC 3714 Motor Vehicle Parts

________________
1$100 invested on 12/31/2019 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

BWA, S&P 500, and SIC Code Index data is from Research Data Group

	December 31,
	2019	2020	2021	2022	2023	2024
BorgWarner Inc.[1]	$100.00	$90.80	$107.51	$97.64	$100.38	$90.19
S&P 500[2]	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
SIC Code Index[3]	$100.00	$114.73	$122.86	$86.80	$85.14	$74.69
________________
1 BorgWarner Inc.
2 S&P 500 — Standard & Poor’s 500 Total Return Index
3 Standard Industrial Code (“SIC”) 3714-Motor Vehicle Parts

Purchase of Equity Securities

In November 2023, the Company’s Board of Directors authorized the purchase of up to $544 million of the Company’s common stock, which replaced the previous repurchase authorization. By its terms, this share repurchase authorization had an expiration date of December 31, 2027. As of March 31, 2024, the Company had repurchased $277 million of common stock under this repurchase authorization, excluding any related fees and taxes, including $100 million repurchased during the first quarter of 2024. In April 2024, the Company’s Board of Directors authorized the purchase of up to $767 million of the Company’s common stock, which replaced the November 2023 authorization. By its terms, this share repurchase authorization expires on December 31, 2027. As of December 31, 2024, the Company had repurchased $300 million of common stock under this repurchase authorization, excluding any related fees and taxes. In total, the Company repurchased $400 million of the Company’s stock during the year ended December 31, 2024, excluding any related fees and taxes. Shares purchased under this authorization may be repurchased in the open market at prevailing prices and at times and in amounts to be determined by management as market conditions and the Company’s capital position warrant. The Company may use Rule 10b5-1 and 10b-18 plans to facilitate share repurchases. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include restricted stock withheld to offset statutory minimum tax withholding that occurs upon vesting of restricted stock. The BorgWarner Inc. 2023 Stock Incentive Plan provides that the withholding obligations be settled by the Company retaining stock that is part of the award. Withheld shares will be deemed common stock held in treasury and may subsequently be reissued.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended December 31, 2024:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share[1]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)[2]
October 1, 2024 - October 31, 2024
Common Stock Repurchase Program	—	$—	—	$467
Employee transactions	—	$—	—
November 1, 2024 - November 30, 2024
Common Stock Repurchase Program	—	$—	—	$467
Employee transactions	1,205	$34.43	—
December 1, 2024 - December 31, 2024
Common Stock Repurchase Program	—	$—	—	$467
Employee transactions	198	$34.32	—
________________
1 The average price per share excludes fees and taxes related to the share repurchases.
2 For the three months ended December 31, 2024, the Company revised the approximate dollar value of shares that may yet be purchased under plans or programs to remove $4 million in related fees and taxes incurred on prior shares purchased.

Equity Compensation Plan Information

As of December 31, 2024, the number of shares of options, warrants and rights outstanding under the Company’s equity compensation plans, the weighted average exercise price of outstanding options, restricted common stock, warrants and rights and the number of securities remaining available for issuance were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,122,572	$40.61	6,429,668
Equity compensation plans not approved by security holders	—	$—	—
Total	2,122,572	$40.61	6,429,668

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

BorgWarner Inc. (collectively with its consolidated subsidiaries, the “Company” or “BorgWarner”) is a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles. BorgWarner’s products help improve vehicle performance, propulsion efficiency, stability and air quality. The Company manufactures and sells these products worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles (“SUVs”), vans and light trucks). The Company’s products are also sold to other OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). The Company also manufactures and sells its products to certain tier one vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, the Americas and Asia and is an original equipment supplier to nearly every major automotive OEM in the world.

During the year ended December 31, 2024, the Company recognized a $19 million increase in Net earnings attributable to BorgWarner Inc. in the Consolidated Statement of Operations for the correction of misstatements related to certain accruals, of which $12 million related to 2023 (the remainder relates to periods prior to 2023). The Company has evaluated the effect of these out-of-period adjustments for the current reporting period, as well as on the previous interim and annual periods in which they should have been recognized, and concluded that these adjustments are not material to any of the periods affected.

BorgWarner Strategy

In 2021, the Company announced its accelerated electrification strategy. There were three primary elements of the strategy: (1) profitably scaling organic growth in electric vehicles (“EVs”); (2) executing mergers and acquisitions that expand our EV products; and (3) optimizing our combustion portfolio through planned dispositions of between $3 billion and $4 billion of annual revenue. In June 2023, the Company announced the next phase of its strategy, which focused on advancing its position as a leader in eProducts (all products utilized on or for EVs plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable to those used in or for EVs), while maximizing the value of its combustion portfolio or Foundational products (all products utilized in internal combustion engines plus those same products and components that are also included in hybrid powertrains). The Company’s current strategy is to focus on profitable growth across its technology-focused product portfolio that supports electric, hybrid and combustion vehicles. This entails growing its product portfolio through organic investments and technology-focused acquisitions. The Company’s balanced portfolio is particularly critical as the automotive industry continues to see electric vehicle adoption volatility across different regions. During the years ended December 31, 2024, 2023 and 2022, the Company’s eProduct revenue was approximately $2.3 billion, $2.0 billion and $1.5 billion, respectively, or 17%, 14% and 12% of its total revenue, respectively, and the Company’s Foundational products revenue was approximately $11.8 billion, $12.2 billion and $11.2 billion, respectively, or 83%, 86% and 88% of its total revenue, respectively.

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

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off through which the Company established PHINIA as an independent company. Prior to the initiation of the lawsuit, PHINIA had paid certain VAT refund amounts to the Company. The Company asserts PHINIA’s obligation to pay the Company these VAT refunds and related amounts is plainly set forth in a binding tax matters agreement between the Company and PHINIA, which the parties agreed to prior to the Spin-Off. As of December 31, 2024, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net on the Consolidated Balance Sheet. Because the Company is unable to predict the timing of collection of these VAT refunds from the applicable governmental agencies, the Company has not included these amounts in its 2025 free cash flow guidance.

North Carolina Facility Hurricane

On September 26, 2024, a hurricane made landfall in North Carolina disrupting operations at the Company’s facility in Arden, North Carolina (the “Arden Plant”). The Arden Plant was largely untouched, but the Company experienced some loss or damage to the Company’s assets amounting to less than $10 million. The Company’s insurance policies (less applicable deductibles) are expected to cover the repair or replacement of the Company’s assets that incurred loss or damage. In addition, the Company’s insurance policies are expected to provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses sustained. The Arden plant resumed full operations during the fourth quarter of 2024.

Acquisitions

Acquisitions have been an integral component of the Company’s growth and value creation strategy. Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements in Item 8 of this report for more information, including a summary of recent acquisitions.

Key Trends and Economic Factors

Economic Conditions. The Company’s financial performance depends on conditions in the global automotive industry. Automotive and truck production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit, and consumer spending and preferences. Government policies, such as the commencement or termination of consumer tax incentives, such as EV tax credits, and programs to invest in infrastructure, including EV charging stations, may affect consumer preferences. Economic declines that result in significant reduction in automotive or truck production would have an adverse effect on our sales. The weighted average market production, as estimated by the Company for the year ended December 31, 2024, was down approximately 3% from the year ended December 31, 2023. Weighted average market production reflects light and commercial vehicle production as reported by S&P Global, weighted for the Company’s geographic exposure, as estimated by the Company.

Commodities and Other Inflationary Impacts. During 2024, prices for commodities showed a lower level of volatility in comparison to what the Company had experienced from the beginning of 2021. At the same time, many economies, including the United States, are still experiencing elevated levels of inflation, which continues to put pressure on other input costs (e.g. labor, energy, other materials). The Company expects commodities to be relatively flat in 2025.

Outlook

The Company expects global industry production to decrease modestly year over year in 2025. However, the Company expects net new business-related sales growth to drive a sales increase in excess of the change in industry production outlook. As a result, the Company expects sales to be relatively flat in 2025, excluding the impact of foreign currencies.

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

RESULTS OF OPERATIONS

A detailed comparison of the Company’s 2022 operating results to its 2023 operating results can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s 2023 Annual Report on Form 10-K filed February 8, 2024.

The following table presents a summary of the Company’s operating results:

	Year Ended December 31,
(in millions, except per share data)	2024		2023
Net sales		% of net sales		% of net sales
Turbos & Thermal Technologies	$5,887	41.8%	$6,012	42.3%
Drivetrain & Morse Systems	5,577	39.6	5,549	39.1
PowerDrive Systems	1,937	13.8	2,166	15.3
Battery & Charging Systems	729	5.2	546	3.8
Inter-segment eliminations	(44)	(0.3)	(75)	(0.5)
Total net sales	14,086	100.0	14,198	100.0
Cost of sales	11,438	81.2	11,630	81.9
Gross profit	2,648	18.8	2,568	18.1
Selling, general and administrative expenses - R&D, net	736	5.2	717	5.1
Selling, general and administrative expenses - Other	614	4.4	599	4.2
Restructuring expense	74	0.5	79	0.6
Other operating expense (income), net	32	0.2	(16)	(0.1)
Impairment charges	646	4.6	29	0.2
Operating income	546	3.9	1,160	8.2
Equity in affiliates’ earnings, net of tax	(27)	(0.2)	(30)	(0.2)
Unrealized and realized loss on equity and debt securities	1	—	174	1.2
Interest expense, net	20	0.1	10	0.1
Other postretirement expense	13	0.1	15	0.1
Earnings from continuing operations before income taxes and noncontrolling interest	539	3.8	991	7.0
Provision for income taxes	111	0.8	289	2.0
Net earnings from continuing operations	428	3.0	702	4.9
Net loss from discontinued operations	(29)	(0.2)	(7)	—
Net earnings	399	2.8	695	4.9
Net earnings from continuing operations attributable to the noncontrolling interest, net of tax	61	0.4	70	0.5
Net earnings attributable to BorgWarner Inc.	$338	2.4%	$625	4.4%
Earnings per share from continuing operations — diluted	$1.63		$2.70

Net sales
Net sales for the year ended December 31, 2024 totaled $14,086 million, a decrease of $112 million, or 1%, from the year ended December 31, 2023. The change in net sales for the year ended December 31, 2024 was primarily driven by the following:

•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $122 million, primarily due to the weakening of the Chinese Renminbi and Korean Won, partially offset by the strengthening of the Euro, in each case relative to the U.S. Dollar.
•Favorable volume, mix and net new business increased sales approximately $116 million. This increase was primarily driven by growth despite a decline in market production, which the Company believes reflects higher demand for its products. The weighted average market production as estimated by the Company, was down approximately 3% from the year ended December 31, 2023.

Weighted average market production reflects light and commercial vehicle production as reported by S&P Global, weighted for the Company’s geographic exposure, as estimated by the Company.
•Acquisitions contributed $32 million in additional sales during the year ended December 31, 2024.
•Normal contractual customer commodity pass-through arrangements reduced sales by $138 million.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $11,438 million and 81.2%, respectively, during the year ended December 31, 2024, compared to $11,630 million and 81.9%, respectively, during the year ended December 31, 2023. The change in cost of sales for the year ended December 31, 2024 was primarily driven by the following:

•Purchasing savings, partially offset by higher sales volume, mix and net new business, decreased cost of sales by approximately $19 million.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $93 million, primarily due to the weakening of the Chinese Renminbi and Korean Won relative to the U.S. Dollar.

Gross profit and gross margin were $2,648 million and 18.8%, respectively, during the year ended December 31, 2024 compared to $2,568 million and 18.1%, respectively, during the year ended December 31, 2023. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the year ended December 31, 2024 was $1,350 million as compared to $1,316 million for the year ended December 31, 2023. SG&A as a percentage of net sales was 9.6% and 9.3% for the years ended December 31, 2024 and 2023, respectively. The change in SG&A was primarily attributable to:

•Research and development (“R&D”) costs increased $19 million. R&D costs, net of customer reimbursements, were 5.2% of net sales in the year ended December 31, 2024, compared to 5.1% of net sales in the year ended December 31, 2023. The increase in R&D costs, net of customer reimbursements, was primarily due to increasing net investment related to the Company’s eProducts.
•Employee-related costs increased $17 million, which includes incentive compensation.

Restructuring expense was $74 million and $79 million for the years ended December 31, 2024 and 2023, respectively, primarily related to employee termination benefits. Refer to Note 4 “Restructuring” to the Consolidated Financial Statements in Item 8 of this report for more information.

In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs in its Foundational products businesses. During the year ended December 31, 2024, the Company recorded $61 million of restructuring costs related to this plan. The resulting gross savings related to this plan are expected to be in the range of at least $80 million to $90 million annually by 2027 and are being utilized to sustain overall operating margin profile and cost competitiveness.

In June 2024, the Company announced a $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment due to electric vehicle adoption volatility across different regions, which could include realignment of the segment’s manufacturing footprint. During the year ended December 31, 2024, the Company recorded $13 million of restructuring costs related to this plan. The resulting annual cost savings related to this plan are expected to be approximately $100 million by 2026.

Nearly all of the restructuring charges are expected to be cash expenditures, funded by cash on hand.

Impairment charges During the year ended December 31, 2024, the Company recorded goodwill impairment charges of $577 million related to the goodwill at PowerDrive Systems and Battery & Charging Systems. Refer to Note 12, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements for more information.

Additionally, during the year ended December 31, 2024, the Company recorded charges of $69 million related to certain property, plant and equipment at locations in the Company’s Battery & Charging Systems and PowerDrive Systems reporting segments. In the fourth quarter of 2024, the Company noted deterioration in the forecast of its PowerDrive Systems and Battery & Charging Systems businesses due to further decreases in demand for eProducts as compared to the Company’s expectations as a result of electric vehicle adoption volatility across different regions. This was viewed as a triggering event, and as a result, individual facilities were tested for recoverability. These impairment charges related to locations that failed a recoverability test or where management had initiated plans to liquidate certain assets.

During the year ended December 31, 2023, the Company recorded charges of $29 million primarily related to the write down of a customer incentive asset, a service and lease agreement termination and impairment of certain property, plant and equipment.

Other operating expense (income), net was an expense of $32 million and income of $16 million for the years ended December 31, 2024 and 2023, respectively. The change in Other operating expense (income), net was primarily due to:

•During the year ended December 31, 2024, the Company recorded expense of $17 million primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.
•During the year ended December 31, 2024, the Company recorded a loss of approximately $15 million related to the settlement of a commercial contract assumed in its acquisition of the electric hybrid systems business segment of Eldor.
•During the year ended December 31, 2024, the Company recorded a charge of $6 million related to the estimated loss on an immaterial business that met held for sale accounting criteria. During the year ended December 31, 2023, the Company recorded a gain on sale of business of $5 million.
•During the year ended December 31, 2024, the Company recorded expense of $2 million, which related to merger and acquisition activity and was offset by a gain of $6 million related to a revision of the Company’s expected earn-out related to the Drivetek acquisition. During the year ended December 31, 2023, the Company recorded expense of $23 million, which primarily related to professional fees for specific acquisition initiatives.
•During the year ended December 31, 2024 and 2023, the Company recorded other income in the amount of $5 million and $10 million, respectively, for net service reimbursements related to the Spin-Off.
•During the year ended December 31, 2024 and 2023, the Company recorded a $2 million loss and $13 million gain, respectively, on sale of a European manufacturing facility and other fixed assets.

Other operating expense (income), net is primarily comprised of items included within the subtitle “Non-comparable items impacting the Company’s earnings per diluted share and net earnings” below.

Equity in affiliates’ earnings, net of tax was $27 million and $30 million in the years ended December 31, 2024 and 2023, respectively. This line item is driven by the results of the Company’s unconsolidated joint ventures.

Unrealized and realized loss on equity and debt securities was $1 million and $174 million for the years ended December 31, 2024 and 2023, respectively. This line item reflects the net realized and unrealized gains or losses recognized due to valuing the Company’s investments at fair value. For the year ended December 31, 2023, this primarily related to losses recognized to adjust the Company’s investment in Wolfspeed Inc. (“Wolfspeed”) convertible debt securities to fair value. The Company sold its Wolfspeed convertible debt securities during the third and fourth quarters of 2023.

Interest expense, net was $20 million and $10 million in the years ended December 31, 2024 and 2023, respectively. Included in net interest expense for the years ended December 31, 2024 and 2023, was a gain on extinguishment of $10 million and $28 million, respectively. The gains on debt extinguishment are primarily due to the partial extinguishment of the Company’s 3.375% senior notes and full extinguishment of the Company’s 5.000% senior notes during the years ended December 31, 2024 and 2023.

Other postretirement expense was $13 million for the year ended December 31, 2024 compared to $15 million for the year ended December 31, 2023. The decrease in other postretirement expense for the year ended December 31, 2024 was primarily due to lower interest in 2024.

Provision for income taxes was $111 million for the year ended December 31, 2024 resulting in an effective tax rate of 21%. This compared to a provision of $289 million, or an effective rate of 29%, for the year ended December 31, 2023. In 2024, the Company reflected a $151 million tax impact of non-deductible impairment of goodwill. In addition, the Company recorded a discrete tax benefit of $107 million related to reductions in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed, and a discrete tax benefit of $36 million related to post Spin-Off restructuring.

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

For further details, see Note 7, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this report.

Net earnings attributable to the noncontrolling interest, net of tax of $61 million for the year ended December 31, 2024 decreased by $9 million compared to the year ended December 31, 2023. This decrease was primarily due to a decline in demand for certain of the Company’s Foundational products in China as well as a reduction arising from the Company’s 2023 purchase of the noncontrolling interest related to SeohanWarner Turbo Systems Ltd. in Korea.

Non-comparable items impacting the Company’s earnings per diluted share and net earnings

The Company’s earnings per diluted share were $1.63 and $2.70 for the years ended December 31, 2024 and 2023, respectively. The non-comparable items presented below are calculated after tax using the corresponding effective tax rate discrete to each item and the weighted average number of diluted shares for each of the years then ended. The Company believes the following table is useful in highlighting non-comparable items that impacted its earnings per diluted share:

	Year Ended December 31,
Non-comparable items:	2024	2023
Impairment charges	$(2.73)	$(0.10)
Restructuring expense	(0.24)	(0.24)
Accelerated depreciation	(0.18)	(0.01)
Adjustments associated with Spin-Off related balances	(0.14)	—
Commercial contract settlement	(0.07)	—
(Loss) gain on sale of business	(0.04)	0.02
Merger and acquisition expense, net	—	(0.09)
Unrealized and realized loss on equity and debt securities	—	(0.73)
Gain on sale of assets	—	0.04
Gain on debt extinguishment	0.01	0.09
Change in accounting method	0.10	—
Tax adjustments[1]	0.64	0.05
Other non-comparable items	(0.04)	(0.06)
Total impact of non-comparable items per share — diluted:	$(2.69)	$(1.03)
_____________________

1
 In 2024, the Company recorded a discrete tax benefit of $107 million related to reductions in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed and a discrete tax benefit of $36 million related to post Spin-Off restructuring. In 2023, the Company recognized a discrete tax benefit of approximately $19 million related to the resolution of tax audits and reductions in certain unrecognized tax benefits and accrued interest related to matters for which the statute of limitations had lapsed. In addition, the Company recognized a discrete tax benefit of approximately $50 million related to the Spin-Off, a discrete tax benefit of approximately $30 million due to various changes in filling positions for prior years, and a discrete tax expense of approximately $79 million for changes in judgement on the recovery of certain deferred tax assets.

Results by Reportable Segment

The Company discloses segment information under four reportable segments, consistent with the way operating results are evaluated by management: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems. In the third quarter of 2024, the Company implemented a new business unit and management structure designed to further enhance the execution of the Company’s strategy. Previously, the Company presented its results under three reportable segments: Air Management, Drivetrain & Battery Systems and ePropulsion. Prior period reportable segment disclosures have been updated accordingly, including recasting prior period information for the new reporting structure.

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

Segment Adjusted Operating Income (Loss) excludes certain corporate costs, which primarily represent headquarters’ expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment Adjusted Operating Income (Loss) were $279 million and $278 million for the years ended December 31, 2024 and 2023, respectively.

The following tables present net sales and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

Year Ended December 31, 2024 vs. Year Ended December 31, 2023

	Year ended December 31, 2024			Year ended December 31, 2023
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$5,887	$877	14.9%	$6,012	$874	14.5%
Drivetrain & Morse Systems	5,577	1,010	18.1%	5,549	958	17.3%
PowerDrive Systems	1,937	(144)	(7.4)%	2,166	(90)	(4.2)%
Battery & Charging Systems	729	(47)	(6.4)%	546	(116)	(21.2)%
Inter-segment eliminations	(44)	—		(75)	—
Totals	$14,086	$1,696		$14,198	$1,626

Turbos & Thermal Technologies net sales for the year ended December 31, 2024 decreased $125 million, or 2%, and Segment Adjusted Operating Income increased $3 million from the year ended December 31, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $37 million, primarily due to the weakening of the Korean Won and Brazilian Real relative to the U.S. Dollar. The decrease excluding the impact of foreign currencies was primarily due to approximately $47 million of volume, mix and net new business driven by a decline in weighted average market production compared to the prior year. Additionally, a decrease in normal contractual customer commodity pass-through arrangements decreased net sales by $41 million. Segment Adjusted Operating margin was 14.9% for the year ended December 31, 2024, compared to 14.5% in the year ended December 31, 2023. The Segment Adjusted Operating margin was relatively flat as lower sales were offset by manufacturing efficiencies, supply chain and restructuring savings.

Drivetrain & Morse Systems net sales for the year ended December 31, 2024 increased $28 million, or 1%, and Segment Adjusted Operating Income increased $52 million from the year ended December 31, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $61 million, primarily due to the weakening of the Korean Won and Chinese Renminbi relative to the U.S. Dollar. The increase excluding these items was primarily due to approximately $107 million of volume, mix and net new business driven by increased demand for the Company’s products despite a decline in weighted average market production compared to the prior year. Additionally, a decrease in normal contractual customer commodity pass-through arrangements decreased net sales by $18 million. Segment Adjusted Operating margin was 18.1% in the year ended December 31, 2024, compared to 17.3% in the year ended December 31, 2023. The Segment Adjusted Operating margin increase was primarily due to conversion on higher sales and manufacturing efficiencies, supply chain and restructuring savings.

PowerDrive Systems net sales for the year ended December 31, 2024 decreased $229 million, or 11%, and Segment Adjusted Operating Loss increased $54 million from the year ended December 31, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $22 million, primarily due to the weakening of the Chinese Renminbi and Korean Won relative to the U.S. Dollar. Acquisitions contributed $27 million in additional sales during the year ended December 31, 2024. The decrease excluding the impact of foreign currencies was primarily due to approximately $234 million of volume, mix and net new business driven by decreased demand for the Company’s light vehicle Foundational products, which was partially offset by customer recoveries related to the volume decrease. Segment Adjusted Operating margin was (7.4)% in the year ended December 31, 2024, compared to (4.2)% in the year ended

December 31, 2023. The increase in Segment Adjusted Operating Loss was primarily due to lower sales and impacts related to the Eldor acquisition, partially offset by supply chain and restructuring savings.

Battery & Charging Systems net sales for the year ended December 31, 2024 increased $183 million, or 34%, and Segment Adjusted Operating Loss decreased $69 million from the year ended December 31, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $2 million, primarily due to the weakening of the Brazilian Real, partially offset by the strengthening of the Euro, in each case relative to the U.S. Dollar. Acquisitions contributed $5 million in additional sales during the year ended December 31, 2024. The increase excluding the impact of foreign currencies was primarily due to approximately $255 million of volume, mix and net new business driven by increased demand for battery system products in Europe. Additionally, a decrease in normal contractual customer commodity pass-through arrangements decreased net sales by $75 million. Segment Adjusted Operating margin was (6.4)% in the year ended December 31, 2024, compared to (21.2)% in the year ended December 31, 2023. The decrease in the Segment Adjusted Operating Loss was primarily due to conversion on higher sales and customer recoveries.

Year Ended December 31, 2023 vs. Year Ended December 31, 2022

	Year ended December 31, 2023			Year ended December 31, 2022
(in millions)	Net sales	Segment Adjusted Operating Income (Loss)	% margin	Net sales	Segment Adjusted Operating Income (Loss)	% margin
Turbos & Thermal Technologies	$6,012	$874	14.5%	$5,455	$783	14.4%
Drivetrain & Morse Systems	5,549	958	17.3%	5,028	783	15.6%
PowerDrive Systems	2,166	(90)	(4.2)%	1,906	(88)	(4.6)%
Battery & Charging Systems	546	(116)	(21.2)%	335	(44)	(13.1)%
Inter-segment eliminations	(75)	—		(89)	—
Totals	$14,198	$1,626		$12,635	$1,434

Turbos & Thermal Technologies net sales for the year ended December 31, 2023 increased $557 million, or 10.2%, and Segment Adjusted Operating Income increased $91 million from the year ended December 31, 2022. Foreign currencies resulted in a year-over-year increase in sales of approximately $21 million, primarily due to the strengthening of the Euro, partially offset by the weakening of the Chinese Renminbi, in each case relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $477 million of volume, mix and net new business driven by increased demand for the Company’s products and higher weighted average market production compared to the prior year, non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating margin was 14.5% for the year ended December 31, 2023, compared to 14.4% in the year ended December 31, 2022. The slight increase in Segment Adjusted Operating margin was due to the conversion on higher sales, which was partially offset by higher costs due to inflation not recovered through customer pricing.

Drivetrain & Morse Systems net sales for the year ended December 31, 2023 increased $521 million, or 10.4%, and Segment Adjusted Operating Income increased $175 million from the year ended December 31, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $54 million, primarily due to the weakening of the Chinese Renminbi, partially offset by the strengthening of the Euro, in each case relative to the U.S. Dollar. The increase excluding these items was primarily due to approximately $546 million of volume, mix and net new business driven by increased demand for the Company’s products and higher weighted average market production compared to the prior year, non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating margin was 17.3% in the year ended December 31, 2023, compared to 15.6% in the year ended December 31, 2022. The Segment Adjusted Operating margin increase was primarily due to conversion on higher sales.

PowerDrive Systems net sales for the year ended December 31, 2023 increased $260 million, or 13.6%, and Segment Adjusted Operating Loss increased $2 million from the year ended December 31, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $43 million, primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar. Acquisitions contributed $28 million in additional sales during the year ended December 31, 2023. The increase excluding the impact of foreign currencies was primarily due to approximately $224 million of volume, mix and net new business driven by higher weighted average market production compared to the prior year, non-contractual commercial negotiations and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating margin was (4.2)% in the year ended December 31, 2023, compared to (4.6)% in the year ended December 31, 2022. The Segment Adjusted Operating margin was relatively flat as conversion on higher sales related to eProduct growth and customer recoveries were offset by higher R&D for eProducts, higher input costs due to inflation and additional depreciation expense.

Battery & Charging Systems net sales for the year ended December 31, 2023 increased $211 million, or 63.0%, and Segment Adjusted Operating Loss decreased $72 million from the year ended December 31, 2022. Foreign currencies resulted in a year-over-year increase in sales of approximately $10 million, primarily due to the strengthening of the Euro relative to the U.S. Dollar. Acquisitions contributed $24 million in additional sales during the year ended December 31, 2023. The increase excluding the impact of foreign currencies was primarily due to approximately $158 million of volume, mix and net new business driven by higher weighted average market production compared to the prior year and normal contractual customer commodity pass-through arrangements with the Company’s customers. Segment Adjusted Operating margin was (21.2)% in the year ended December 31, 2023, compared to (13.1)% in the year ended December 31, 2022. The Segment Adjusted Operating margin decrease was primarily related to new business acquisition, higher research and development costs, higher input costs due to inflation and additional depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its multi-currency revolving credit agreement. As of December 31, 2024, the Company had liquidity of $4,094 million, comprised of cash and cash equivalent balances of $2,094 million and an undrawn revolving credit facility of $2,000 million. The Company was in full compliance with its covenants under the revolving credit facility and had full access to its undrawn revolving credit facility. The total debt expected to mature through the end of 2025 is $398 million. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.

As of December 31, 2024, cash balances of $891 million were held by the Company’s subsidiaries outside of the United States. Cash and cash equivalents held by these subsidiaries are used to fund foreign operational activities and future investments, including acquisitions. The majority of cash and cash equivalents held outside the United States is available for repatriation. The Company uses its U.S. liquidity primarily for various corporate purposes, including but not limited to debt service, share repurchases, dividend distributions, acquisitions and other corporate expenses.

The Company has a $2.0 billion multi-currency revolving credit facility, which includes a feature that allows the facility to be increased by $1.0 billion with bank group approval. This facility matures in September 2028. The credit facility agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at December 31, 2024. At December 31, 2024 and 2023, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue $2.0 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of December 31, 2024 and 2023.

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

On February 7, 2024, April 24, 2024, July 23, 2024 and November 6, 2024, the Company’s Board of Directors declared quarterly cash dividends of $0.11 per share of common stock, respectively. These dividends were paid on March 15, 2024, June 17, 2024, September 16, 2024 and December 16, 2024, respectively.

From a credit quality perspective, the Company has a credit rating of BBB from Standard & Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings. The current outlook from each of Standard & Poor’s, Moody’s and Fitch is stable. None of the Company's debt agreements requires accelerated repayment in the event of a downgrade in credit ratings.

Cash Flows

Operating Activities

	Year Ended December 31,
(in millions)	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings from continuing operations	$428	$702
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	604	515
Intangible asset amortization	69	67
Restructuring expense, net of cash paid	6	66
Stock-based compensation expense	62	58
Loss (gain) on sales of businesses	6	(5)
Gain on debt extinguishment	(10)	(28)
Asset impairments	646	29
Change in accounting method	(29)	—
Unrealized and realized loss on equity and debt securities	1	174
Deferred income tax benefit	(156)	(44)
Other non-cash adjustments	8	(25)
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	1,207	807
Retirement plan contributions	(45)	(19)
Changes in assets and liabilities:
Receivables	143	(482)
Inventories	31	(72)
Accounts payable and accrued expenses	(292)	375
Other assets and liabilities	(90)	86
Net cash provided by operating activities from continuing operations	$1,382	$1,397

Net cash provided by operating activities was $1,382 million and $1,397 million in the years ended December 31, 2024 and 2023, respectively. The decrease for the year ended December 31, 2024, compared with the year ended December 31, 2023, was primarily due to higher net earnings adjusted for non-cash charges, offset by changes in working capital.

Investing Activities

	Year Ended December 31,
(in millions)	2024	2023
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	$(671)	$(832)
Customer advances related to capital expenditures	18	—
Payments for businesses acquired, net of cash acquired	—	(109)
Proceeds from sale of businesses, net of cash divested	8	9
Proceeds from settlement of net investment hedges, net	46	25
(Payments for) proceeds from investments in debt and equity securities, net	(8)	284
Proceeds from asset disposals and other, net	4	30
Net cash used in investing activities from continuing operations	$(603)	$(593)

Net cash used in investing activities was $603 million and $593 million in the years ended December 31, 2024 and 2023, respectively. In 2023, the Company acquired the electric vehicle solution, smart grid and smart energy businesses of Hubei Surpass Sun Electric and the electric hybrid systems business segment of Eldor Corporation. As a percentage of sales, capital expenditures were 4.8% and 5.9% for the years ended December 31, 2024 and 2023, respectively.

Financing Activities

	Year Ended December 31,
(in millions)	2024	2023
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Additions to debt	$1,008	$18
Repayments of debt, including current portion	(525)	(451)
Payments for debt issuance costs	(9)	(3)
Payments for purchase of treasury stock	(402)	(177)
Payments for stock-based compensation items	(23)	(25)
Payments for business acquired, net of cash acquired	(4)	—
Purchase of noncontrolling interest	—	(15)
Payments for contingent consideration	(1)	(23)
Net distribution from PHINIA	—	401
Dividends paid to BorgWarner stockholders	(98)	(130)
Dividends paid to noncontrolling stockholders	(113)	(116)
Net cash used in financing activities from continuing operations	$(167)	$(521)

Net cash used in financing activities was $167 million during the year ended December 31, 2024 compared to $521 million in the year ended December 31, 2023. Net cash used in financing activities during the year ended December 31, 2024 was primarily related to the purchase and extinguishment of $503 million of senior notes, $402 million of BorgWarner share repurchases, $113 million in dividends paid to noncontrolling stockholders of the Company’s consolidated joint ventures and $98 million in dividends paid to the Company’s stockholders. These were partially offset by cash provided by the Company’s issuance of $500 million of 4.950% senior notes due August 2029 and $500 million of 5.400% senior notes due August 2034.

During the year ended December 31, 2023, the Company executed the Spin-Off and received a net distribution, part of which was utilized to purchase and extinguish a portion of senior notes due in 2025.

Contractual Obligations

The Company’s significant cash requirements for contractual obligations as of December 31, 2024 primarily consisted of the principal and interest payments on its notes payable and long-term debt, non-cancelable lease obligations, capital spending obligations and purchase obligations. The principal amount of notes payable due within the next twelve months was $398 million and long-term debt was $3,799 million as of December 31, 2024. The projected interest payments over the terms of that debt due within the next twelve months and beyond were $113 million and $898 million, respectively, as of December 31, 2024. Refer to Note 14, “Debt,” to the Consolidated Financial Statements in Item 8 of this report for more information.

As of December 31, 2024, non-cancelable lease obligations due within twelve months and beyond were $46 million and $219 million, respectively. Refer to Note 22, “Leases and Commitments,” to the Consolidated Financial Statements in Item 8 of this report for more information. Capital spending obligations due within the next twelve months were $111 million as of December 31, 2024.

On November 16, 2022, the Company entered into a strategic partnership with Wolfspeed pursuant to which the Company invested $500 million in Wolfspeed’s convertible debt securities and simultaneously entered into an agreement under which Wolfspeed agreed to provide a silicon carbide manufacturing capacity corridor to the Company. Under this agreement, beginning in 2024, the Company originally expected to purchase silicon carbide parts with an aggregate total price equal to or greater than the corridor amount totaling a minimum of $184 million, annually through 2029. The Company only purchased approximately $78 million of these parts from Wolfspeed in 2024, which is lower than previously stated due to a variety of factors, including a need for flexibility based on market demands and the Company’s need to secure volume commitments for replacement parts with another supplier due to Wolfspeed’s rejection of orders. For 2025, the Company expects to purchase silicon carbide parts with an aggregate total price of approximately $130 million. The Company anticipates a similar volume of purchases in 2026 and 2027. For 2028 and beyond, there is no established obligation.

On September 21, 2023, and November 15, 2023, the Company sold $100 million and the remaining $400 million, respectively, of the Wolfspeed convertible debt securities. The silicone carbine parts agreement is independent of the sale of the convertible debt securities and remains effective as of December 31, 2024.

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

Postretirement Defined Benefits

The Company’s policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2024, all legal funding requirements had been met. The Company contributed $39 million, $21 million and $22 million to its defined benefit pension plans in the years ended December 31, 2024, 2023 and 2022, respectively.

The Company expects to contribute a total of $20 million into its defined benefit pension plans during 2025. Of the $20 million in projected 2025 contributions, $6 million are contractually obligated, while any remaining payments would be discretionary.

The funded status of all pension plans was a net unfunded position of $66 million and $94 million at December 31, 2024 and 2023, respectively. The decrease in the net unfunded position was a result of a lower projected benefit obligation, which was primarily due to benefits paid and actuarial gains during the period. The main driver of these gains was the increase of 0.40% in the weighted average discount rate for U.S. plans. Of the total net unfunded amounts, $32 million and $39 million at December 31, 2024 and 2023, respectively, were related to plans in Germany, where there is no tax deduction allowed under the applicable regulations to fund the plans; hence, the common practice is to make contributions as benefit payments become due.

Other postemployment benefits primarily consist of health care benefits for certain former employees and retirees of the Company’s U.S. operations. The Company funds these benefits as retiree claims are incurred. Other postemployment benefits had an unfunded status of $29 million and $33 million at December 31, 2024 and 2023, respectively.

In December 2024, the Company entered into a second buy-in contract with an insurance company related to its U.K. pension plan. Pursuant to this agreement, the Company liquidated approximately $50 million of pension plan assets to invest in an insurance annuity. At December 31, 2024, the U.K. pension plan had plan assets of $118 million, of which 83% were held by the insurance company and invested in insurance annuities. The remaining plan assets of 17% were held in cash and transferred to the insurance company in January 2025. The projected benefit obligation of the U.K. pension plan at December 31, 2024 was $98 million under U.S. GAAP. The U.K. pension plan was overfunded by $20 million and $18 million as of December 31, 2024 and 2023, respectively, under U.S. GAAP.

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

Lawsuit Against PHINIA

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off through which the Company established PHINIA as an independent company. Prior to the initiation of the lawsuit, PHINIA had paid certain VAT refund amounts to the Company. The Company asserts PHINIA’s obligation to pay the Company these VAT refunds and related amounts is plainly set forth in a binding tax matters agreement between the Company and PHINIA, which the parties agreed to prior to the Spin-Off. As of December 31, 2024, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net on the Consolidated Balance Sheet.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain local environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may be currently and may have been liable for the cost of clean-up and other remedial activities at 17 such sites as of both December 31, 2024 and 2023. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

Goodwill and other indefinite-lived intangible assets During the fourth quarter of each year, the Company tests goodwill for impairment by either performing a qualitative assessment or a quantitative analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could indicate it is more-likely-than-not that the fair value of a reporting unit is below its carrying value.

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

During the first quarter of 2024, the Company reduced the outlook of its PowerDrive Systems business in response to volatility in actual and expected customer production schedules. This was viewed as a triggering event, and as a result, the Company performed an interim quantitative analysis of the fair value of the PowerDrive Systems reporting unit. Based on this interim impairment test, the PowerDrive Systems reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 5%, resulting in no impairment at that time.

During the third quarter of 2024, as a result of the previously disclosed reportable segment realignment, the Company disaggregated certain entities within one of the Company’s historical goodwill reporting units across two reporting units: Drivetrain & Morse Systems and Battery & Charging Systems. As a result of this change, the Company allocated goodwill to these two reporting units on a relative fair value basis. The Company estimated the fair values of the businesses to be split from the historical reporting unit based upon the present value of their anticipated future cash flows. The Company’s determination of fair value involved judgment and the use of estimates and assumptions. In conjunction with the goodwill allocation, the Company performed a quantitative impairment assessment of the historical reporting units’ goodwill immediately before and after the segment realignment. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded its respective carrying value. The disclosures below have been updated accordingly, which included recasting prior period information for the new reporting structure.

During the fourth quarter of 2024, the Company performed a qualitative analysis on two of its reporting units and performed a quantitative analysis on the other two reporting units. The Company’s qualitative assessment indicated it was more-likely-than-not the fair value of these reporting units exceeded the carrying value. During the fourth quarter of 2023, the Company performed a quantitative analysis on all reporting units. For the quantitative analyses, the estimated fair values were determined using an income and market approach. The market approach was based on market multiples (revenue and “EBITDA”, defined as earnings before interest, taxes, depreciation and amortization) and required an estimate of appropriate multiples based on market data for comparable companies. The market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company’s facts and circumstances.

For the reporting units for which the Company performed a quantitative assessment, the Company believes the assumptions and estimates used to determine the estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s 2024 goodwill quantitative impairment review are as follows:

•Discount rates: The Company used a range of 13.5% to 14.5% weighted average cost of capital (“WACC”) as the discount rates for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•Operating income margin: The Company used historical and expected operating income margins, which may vary based on the projections of the reporting unit being evaluated.

•Revenue growth rates: The Company used a global automotive market industry growth rate forecast adjusted to estimate its own market participation for product lines.

In addition to the above primary assumptions, the Company noted the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow models:

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

In connection with the preparation of the Company’s annual financial statements, the Company noted deterioration in the forecast for its PowerDrive Systems and Battery & Charging Systems businesses. This deterioration was due to further decreases in demand for eProducts as compared to the Company’s expectations as a result of electric vehicle adoption volatility across different regions. This downward revision to the outlooks of these businesses was due to volatility in actual and expected customer production schedules. The Company had made capital investments to support new eProducts business that has been delayed and/or launched with lower-than-expected volumes. As a result, during the fourth quarter of 2024, the Company recorded goodwill impairment charges of $468 million and $109 million, related to the PowerDrive Systems and Battery & Charging Systems reporting units, respectively.

These charges resulted in full impairment of the PowerDrive Systems goodwill. The goodwill impairment charges related to Battery & Charging Systems represent the difference between carrying value and fair value, meaning the carrying value for this reporting unit now approximates its fair value. The fair value of the Battery & Charging Systems reporting unit’s goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue, projected operating margin and discount rate used to evaluate the fair value of these assets and market multiples assumptions applied by the Company. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.

Similar to goodwill, the Company can elect to perform the impairment test for indefinite-lived intangibles other than goodwill (primarily trade names) using a qualitative analysis, considering similar factors as outlined in the goodwill discussion, to determine if it is more-likely-than-not that the fair value of the trade names is less than the respective carrying values. If the Company elects to perform or is required to perform a quantitative analysis, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of indefinite-lived intangibles using the relief-from-royalty method, which it believes is an appropriate and widely used valuation technique for such assets. The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use.

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
At December 31, 2024, the total accrued warranty liability was $215 million. The accrual is represented as $88 million in Other current liabilities and $127 million in Other non-current liabilities on the Consolidated Balance Sheets.

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

The primary assumptions affecting the Company’s accounting for employee benefits under ASC Topics 712 and 715 as of December 31, 2024 are as follows:

•Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans’ invested assets. In determining its pension expense for the year ended December 31, 2024, the Company used long-term rates of return on plan assets ranging from 3% to 8% outside of the U.S. and 5% in the U.S. The primary funded non-U.S. plans are in the U.K. and Germany.

Actual returns on U.S. pension assets were 0.6 % and 5.2% for the years ended December 31, 2024 and 2023, respectively, compared to the expected rate of return assumptions of 5% and 5%, respectively, for the same years ended.

Actual returns on U.K. pension assets were (3.7)% and 3.2% for the years ended December 31, 2024 and 2023, respectively, compared to the expected rate of return assumption of 4.0% and 5.3%, respectively, for the same years ended.

Actual returns on German pension assets were 7% and 9.9% for the years ended December 31, 2024 and 2023, respectively, compared to the expected rate of return assumptions of 4.2% and 4.5%, respectively, for the same years ended.

•Discount rate: The discount rate is used to calculate pension and other postemployment benefit (“OPEB”) obligations. In determining the discount rate, the Company utilizes a full-yield approach in the estimation of service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For its significant plans, the Company used discount rates ranging from 1.0% to 22.3% to determine its pension and other benefit obligations as of December 31, 2024, including weighted average discount rates of 5.5% in the U.S., 4.3% outside of the U.S. (including 5.6% in the U.K.) and 5.4% for U.S. other postemployment health care plans. The U.S. and U.K. discount rates reflect the fact that the U.S. and U.K. pension plans have been closed for new participants.

•Health care cost trend: For postemployment employee health care plan accounting, the Company reviews external data and Company-specific historical trends for health care cost to determine the health care cost trend rate assumptions. In determining the projected benefit obligation for postemployment health care plans as of December 31, 2024, the Company used health care cost trend rates of 7.0%, declining to an ultimate trend rate of 4.75% by the year 2026.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and OPEB and its future expense.

The sensitivity to a 25 basis-point change in the assumptions for discount rate related to 2025 pre-tax pension expense for Company sponsored U.S. and non-U.S. pension plans is expected to be negligible.

The following table illustrates the sensitivity to a change in expected return on assets related to 2025 pre-tax pension expense for Company sponsored U.S. and non-U.S. pension:

(in millions)	Impact on U.S. PBO	Impact on Non-U.S. PBO
25 basis point decrease in expected return on assets	$7	$1
25 basis point increase in expected return on assets	$(7)	$(1)

The following table illustrates the sensitivity to a change in discount rate for Company sponsored U.S. and non-U.S. pension plans on its pension obligations:

(in millions)	Impact on U.S. PBO	Impact on Non-U.S. PBO
25 basis point decrease in discount rate	$2	$15
25 basis point increase in discount rate	$(2)	$(14)

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

Restructuring Restructuring costs may occur when the Company takes action to exit or significantly curtail a part of its operations or implements a reorganization that affects the nature and focus of operations. A restructuring charge can consist of severance costs associated with reductions to the workforce, costs to terminate a contract, professional fees and other costs incurred related to the implementation of restructuring activities.

The Company generally records costs associated with voluntary separations at the time of employee acceptance. Costs for involuntary separation programs are recorded when management has approved the plan for separation, the employees are identified and aware of the benefits to which they are entitled and it is unlikely that the plan will change significantly. When a plan of separation requires approval by or consultation with the relevant labor organization or government, the costs are recorded upon agreement. Costs associated with benefits that are contingent on the employee continuing to provide service are expensed over the required service period.

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

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. The determination of accruals for unrecognized tax benefits includes the application of complex tax laws in a multitude of jurisdictions across the Company's global operations. Management judgment is required in determining the accruals for unrecognized tax benefits. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for unrecognized tax benefits are established when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The Company has certain U.S. state income tax returns and certain non-U.S. income tax returns that are currently under various stages of audit by applicable tax authorities. At December 31, 2024, the Company had a liability for tax positions the Company estimates are not more-likely-than-not to be sustained based on the technical merits, which is included in Other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risks include fluctuations in interest rates and foreign currency exchange rates. To manage these risks, the Company enters into a variety of derivative contracts with the intent of mitigating our risk to fluctuations in currency exchange rates and interest rates. The Company is also affected by changes in the prices of commodities used or consumed in its manufacturing operations. Some of its commodity purchase price risk is covered by supply agreements with customers and suppliers. Other commodity purchase price risk is occasionally addressed by hedging strategies, which include forward contracts. The Company enters into derivative instruments only with high credit quality counterparties and diversifies its positions across such counterparties to reduce its exposure to credit losses. The Company does not engage in any derivative instruments for purposes other than hedging specific operating risks.

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

Interest Rate Risk

Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by monitoring its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges). At December 31, 2024, all of the Company’s long-term debt had fixed interest rates.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. Currently, the Company’s most significant currency exposures relate to the British Pound, Chinese Renminbi, Euro, Hungarian Forint, Japanese Yen, Korean Won, Mexican Peso, Polish Zloty, Swiss Franc and Thai Baht. The Company mitigates its foreign currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. In addition, the Company regularly enters into forward currency contracts, cross-currency swaps and foreign currency-denominated debt designated as net investment hedges to reduce exposure to translation exchange rate risk. As of December 31, 2024 and 2023, the Company recorded a deferred gain of $252 million and $112 million, respectively, both before taxes, for designated net investment hedges within accumulated other comprehensive income (loss).

The significant foreign currency translation adjustments, including the impact of the net investment hedges discussed above, during the years ended December 31, 2024 and 2023, are shown in the following table, which provides the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	December 31, 2024
Euro	(6)%	$(90)
Chinese Renminbi	(3)%	$(51)
Korean Won	(12)%	$(34)

(in millions, except for percentages)	December 31, 2023
Chinese Renminbi	(3)%	$(61)
Korean Won	(3)%	$(11)
Euro	3%	$9

Commodity Price Risk

Commodity price risk is the possibility that the Company will incur economic losses due to adverse changes in the cost of raw materials used in the production of its products. Commodity forward and option contracts are occasionally executed to offset exposure to potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2024 and 2023, the Company had no outstanding commodity swap contracts.

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

For information regarding interest rate risk, foreign currency exchange risk and commodity price risk, refer to Note 17, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this report. For information regarding the levels of indebtedness subject to interest rate fluctuation, refer to Note 14, “Debt,” to the Consolidated Financial Statements in Item 8 of this report. For information regarding the level of business outside the United States, which is subject to foreign currency exchange rate market risk, refer to Note 24, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BorgWarner Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of BorgWarner Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Worldwide Provision for Income Taxes

As described in Notes 1 and 7 to the consolidated financial statements, the Company recorded income taxes from continuing operations of $111 million for the year ended December 31, 2024. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances. As disclosed by management, accounting for income taxes is complex, in part because the Company conducts business globally and, therefore, files income tax returns in numerous tax jurisdictions. The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for unrecognized tax benefits are established when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The determination of accruals for unrecognized tax benefits includes the application of complex tax laws in a multitude of jurisdictions across the Company’s global operations. The Company records valuation allowances to reduce the carrying value of deferred tax assets to amounts that it expects are more-likely-than-not to be realized. The Company assesses existing deferred tax assets, net operating loss carryforwards, and tax credit carryforwards by jurisdiction and expectations of its ability to utilize these tax attributes through a review of past, current, and estimated future taxable income and tax planning strategies.

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
February 6, 2025

We have served as the Company’s auditor since 2008.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share amounts)	2024	2023
ASSETS
Cash and cash equivalents	$2,094	$1,534
Receivables, net	2,843	3,109
Inventories, net	1,251	1,313
Prepayments and other current assets	333	261
Total current assets	6,521	6,217

Property, plant and equipment, net	3,575	3,783
Investments and long-term receivables	356	364
Goodwill	2,357	3,013
Other intangible assets, net	474	564
Other non-current assets	710	512
Total assets	$13,993	$14,453

LIABILITIES AND EQUITY
Notes payable and other short-term debt	$398	$73
Accounts payable	2,032	2,546
Other current liabilities	1,216	1,148
Total current liabilities	3,646	3,767

Long-term debt	3,763	3,707
Retirement-related liabilities	137	146
Other non-current liabilities	741	767
Total liabilities	8,287	8,387

Commitments and contingencies

Capital stock:
Preferred stock, $0.01 par value; authorized shares: 5,000,000; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized shares: 390,000,000; issued shares: (2024 - 283,575,876; 2023 - 283,575,876); outstanding shares: (2024 - 218,669,874; 2023 - 229,783,795)	3	3
Non-voting common stock, $0.01 par value; authorized shares: 25,000,000; none issued and outstanding	—	—
Capital in excess of par value	2,674	2,689
Retained earnings	6,412	6,152
Accumulated other comprehensive loss	(1,020)	(828)
Common stock held in treasury, at cost: (2024 - 64,906,002 shares; 2023 - 53,792,081 shares)	(2,537)	(2,188)
Total BorgWarner Inc. stockholders’ equity	5,532	5,828
Noncontrolling interest	174	238
Total equity	5,706	6,066
Total liabilities and equity	$13,993	$14,453
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Net sales	$14,086	$14,198	$12,635
Cost of sales	11,438	11,630	10,266
Gross profit	2,648	2,568	2,369

Selling, general and administrative expenses	1,350	1,316	1,290
Restructuring expense	74	79	48
Other operating expense (income), net	32	(16)	(8)
Impairment charges	646	29	30
Operating income	546	1,160	1,009

Equity in affiliates’ earnings, net of tax	(27)	(30)	(28)
Unrealized and realized loss on equity and debt securities	1	174	73
Interest expense, net	20	10	51
Other postretirement expense	13	15	—
Earnings from continuing operations before income taxes and noncontrolling interest	539	991	913

Provision for income taxes	111	289	195
Net earnings from continuing operations	428	702	718
Net (loss) earnings from discontinued operations	(29)	(7)	308
Net earnings	399	695	1,026
Net earnings from continuing operations attributable to the noncontrolling interest, net of tax	61	70	82
Net earnings attributable to BorgWarner Inc.	$338	$625	$944

Amounts attributable to BorgWarner Inc.:
Net earnings from continuing operations	$367	$632	$636
Net (loss) earnings from discontinued operations	(29)	(7)	308
Net earnings attributable to BorgWarner Inc.	$338	$625	$944

Earnings per share from continuing operations — basic	$1.64	$2.71	$2.70
(Loss) earnings per share from discontinued operations — basic	(0.13)	(0.03)	1.31
Earnings per share attributable to BorgWarner Inc. — basic	$1.51	$2.68	$4.01

Earnings per share from continuing operations — diluted	$1.63	$2.70	$2.69
(Loss) earnings per share from discontinued operations — diluted	(0.13)	(0.03)	1.30
Earnings per share attributable to BorgWarner Inc. — diluted	$1.50	$2.67	$3.99

Weighted average shares outstanding:
Basic	223.5	232.8	235.5
Diluted	224.8	234.4	236.8
See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2024	2023	2022
Net earnings attributable to BorgWarner Inc.	$338	$625	$944

Other comprehensive (loss) income
Foreign currency translation adjustments	(163)	31	(327)
Hedge instruments[1]	(37)	24	4
Postretirement defined benefit plans[1]	8	(7)	(2)
Total other comprehensive (loss) income attributable to BorgWarner Inc.	(192)	48	(325)

Comprehensive income attributable to BorgWarner Inc.[1]	146	673	619

Net earnings attributable to noncontrolling interest, net of tax	61	70	82
Other comprehensive (loss) income attributable to the noncontrolling interest[1]	(14)	(8)	(24)
Comprehensive income	$193	$735	$677
____________________________________
1 Net of income taxes.

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net cash provided by operating activities (see Note 25)	$1,382	$1,397	$1,180
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Capital expenditures, including tooling outlays	(671)	(832)	(622)
Customer advances related to capital expenditures	18	—	—
Payments for businesses acquired, net of cash acquired	—	(109)	(312)
Proceeds from sale of businesses, net of cash divested	8	9	27
Proceeds from settlement of net investment hedges, net	46	25	40
(Payments for) proceeds from investments in debt and equity securities, net	(8)	284	(473)
Proceeds from asset disposals and other, net	4	30	20
Net cash used in investing activities from continuing operations	(603)	(593)	(1,320)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Additions to debt	1,008	18	5
Repayments of debt, including current portion	(525)	(451)	(13)
Payments for debt issuance costs	(9)	(3)	—
Payments for purchase of treasury stock	(402)	(177)	(240)
Payments for stock-based compensation items	(23)	(25)	(18)
Payments for business acquired, net of cash acquired	(4)	—	—
Payments for contingent consideration	(1)	(23)	—
Purchase of noncontrolling interest	—	(15)	(56)
Net distribution from PHINIA	—	401	—
Dividends paid to BorgWarner stockholders	(98)	(130)	(161)
Dividends paid to noncontrolling stockholders	(113)	(116)	(81)
Net cash used in financing activities from continuing operations	(167)	(521)	(564)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities of discontinued operations	(30)	(85)	390
Investing activities of discontinued operations	—	(86)	(99)
Financing activities of discontinued operations	—	84	(3)
Net cash (used in) provided by discontinued operations	(30)	(87)	288
Effect of exchange rate changes on cash	(22)	—	(90)
Net increase (decrease) in cash, cash equivalents and restricted cash	560	196	(506)
Cash, cash equivalents and restricted cash at beginning of year	1,534	1,338	1,844
Cash, cash equivalents and restricted cash at end of year	$2,094	$1,534	$1,338
Less: Cash and cash equivalents of discontinued operations at end of year	$—	$—	$255
Cash, cash equivalents and restricted cash of continuing operations at end of year	$2,094	$1,534	$1,083

See Accompanying Notes to Consolidated Financial Statements.

BORGWARNER INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Number of shares		BorgWarner Inc. stockholder's equity
(in millions, except share data)	Issued common stock	Common stock held in treasury	Issued common stock	Capital in excess of par value	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance, January 1, 2022	283,575,876	(43,798,984)	$3	$2,637	$(1,812)	$6,671	$(551)	$314	$7,262
Dividends declared ($0.68 per share)[1]	—	—	—	—	—	(161)	—	(85)	(246)
Net issuance for executive stock plan	—	181,212	—	28	4	—	—	—	32
Net issuance of restricted stock	—	583,021	—	9	16	—	—	—	25
Purchase of treasury stock	—	(6,418,914)	—	—	(240)	—	—	—	(240)
Purchase/sale of noncontrolling interest	—	—	—	1	—	—	—	(3)	(2)
Net earnings	—	—	—	—	—	944	—	82	1,026
Other comprehensive loss	—	—	—	—	—	—	(325)	(24)	(349)
Balance, December 31, 2022	283,575,876	(49,453,665)	$3	$2,675	$(2,032)	$7,454	$(876)	$284	$7,508
Dividends declared ($0.56 per share)[1]	—	—	—	—	—	(130)	—	(95)	(225)
Net issuance for executive stock plan	—	238,708	—	9	5	—	—	—	14
Net issuance of restricted stock	—	687,799	—	7	16	—	—	—	23
Purchase of treasury stock	—	(5,264,923)	—	—	(177)	—	—	—	(177)
Purchase of noncontrolling interest	—	—	—	(2)	—	—	—	(13)	(15)
Net earnings	—	—	—	—	—	625	—	70	695
Other comprehensive loss	—	—	—	—	—	—	64	(8)	56
Spin-Off of PHINIA	—	—	—	—	—	(1,797)	(16)	—	(1,813)
Balance, December 31, 2023	283,575,876	(53,792,081)	$3	$2,689	$(2,188)	$6,152	$(828)	$238	$6,066
Dividends declared ($0.44 per share)[1]	—	—	—	—	—	(98)	—	(111)	(209)
Net issuance for executive stock plan	—	458,585	—	(7)	21	—	—	—	14
Net issuance of restricted stock	—	731,669	—	(8)	34	—	—	—	26
Purchase of treasury stock	—	(12,304,175)	—	—	(404)	—	—	—	(404)
Net earnings	—	—	—	—	—	338	—	61	399
Other comprehensive income	—	—	—	—	—	—	(192)	(14)	(206)
Spin-Off of PHINIA	—	—	—	—	—	20	—	—	20
Balance, December 31, 2024	283,575,876	(64,906,002)	$3	$2,674	$(2,537)	$6,412	$(1,020)	$174	$5,706
 ____________________________________
1 Dividends declared relate to BorgWarner common stock.

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION

BorgWarner Inc. and Consolidated Subsidiaries (the “Company” or “BorgWarner”) is a Delaware corporation incorporated in 1987. The Company is a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles. BorgWarner’s products help improve vehicle performance, propulsion efficiency, stability and air quality. The Company manufactures and sells these products worldwide, primarily to original equipment manufacturers (“OEMs”) of light vehicles (passenger cars, sport-utility vehicles (“SUVs”), vans and light trucks). The Company's products are also sold to OEMs of commercial vehicles (medium-duty trucks, heavy-duty trucks and buses) and off-highway vehicles (agricultural and construction machinery and marine applications). The Company also manufactures and sells its products to certain tier one vehicle systems suppliers and into the aftermarket for light, commercial and off-highway vehicles. The Company operates manufacturing facilities serving customers in Europe, the Americas and Asia and is an original equipment supplier to nearly every major automotive OEM in the world.

Effective July 1, 2024, the Company implemented a new business unit and management structure designed to further enhance the execution of the Company’s strategy. The Company now reports its results in the following four reportable segments: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems. This new structure had no impact on the Company’s consolidated financial position, results of operations or cash flows. The reportable segment disclosures have been updated accordingly, which included recasting prior period information for the new reporting structure. Refer to Note 12, “Goodwill and Other Intangibles” and Note 24, “Reportable Segments and Related Information,” to the Consolidated Financial Statements for more information.

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

In connection with the Spin-Off, the Company entered into several agreements with PHINIA on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with PHINIA after the Spin-Off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, an intellectual property cross-license agreement and a transition services agreement through which the Company and PHINIA continued to provide certain services to each other following the Spin-Off. In December 2024, the Company and PHINIA executed an amendment to the original transition services agreement to extend certain engineering services until September 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following paragraphs briefly describe the Company’s significant accounting policies.

Basis of presentation Certain prior period amounts have been reclassified to conform to current period presentation. Additionally, in the year ended December 31, 2024, the Company recognized a $19 million increase in Net earnings attributable to BorgWarner Inc. in the Consolidated Statement of Operations for the correction of misstatements related to certain accruals, of which $12 million related to 2023 (the remainder relates to periods prior to 2023). The Company has evaluated the effect of these out-of-period adjustments for the current reporting period, as well as on the previous interim and annual periods in which they should have been recognized, and concluded that these adjustments are not material to any of the periods affected.

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

Change in accounting method Historically, certain of the Company’s U.S. inventories (approximately 14% of the Company’s total inventories at December 31, 2023) were accounted for under the last-in, first-out (“LIFO”) method of accounting. During the fourth quarter of 2024, the Company changed the inventory valuation method for those locations from LIFO to the first-in, first-out (“FIFO”) method. FIFO was deemed a preferable method as it better aligns with the accounting practices of the Company’s peers, it more accurately reflects the current value and physical flow of inventory, and it harmonizes the accounting method for the majority of inventories across the Company. Retroactive application of the change to prior periods did not have a material impact on any prior periods’ Consolidated Financial Statements, and therefore the Company recognized the cumulative effect of the change in the fourth quarter of 2024 as a reduction in Cost of sales of $29 million in the Consolidated Statements of Operations, which resulted in an increase in income before taxes of $29 million ($22 million after tax) for the three months ended December 31, 2024 with a corresponding increase in Inventories, net within the Consolidated Balance Sheet as of December 31, 2024.

Joint ventures and equity securities The Company has investments in three unconsolidated joint ventures, NSK-Warner K.K. , Turbo Energy Private Limited, and Fast Warner Intelligent Control Systems Co., Ltd of which the Company owns 50%, 32.6%, and 49.0%, respectively. These joint ventures are non-controlled affiliates in which the Company exercises significant influence but does not have a controlling financial interest and, therefore, are accounted for under the equity method. Generally, under the equity method, the Company’s original investments in these joint ventures are recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses. The Company monitors its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equity method investments for indicators of other-than-temporary declines in fair value on an ongoing basis. If such a decline has occurred, an impairment charge is recorded, which is measured as the difference between the carrying value and the estimated fair value. The Company’s investment in these non-controlled affiliates is included within Investments and long-term receivables in the Consolidated Balance Sheets. The Company’s share of equity in income or losses is included in Equity in affiliates’ earnings, net of tax in the Consolidated Statements of Operations.

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

Equity securities that have readily determinable fair values are measured at fair value. Equity securities that do not have a readily determinable fair value and which provide a net asset value (“NAV”) or its equivalent, are valued using NAV as a practical expedient. Changes in fair value and NAV are recorded in Unrealized and realized loss on equity and debt securities in the Consolidated Statements of Operations.

Debt securities During 2022, the Company invested $500 million in convertible debt securities of Wolfspeed, Inc. (“Wolfspeed”) as part of a strategic partnership with Wolfspeed. The Company elected to classify the debt security as trading and remeasured the investment quarterly using fair value in accordance with ASC Topic 320, “Investments.” In 2023, the investment in Wolfspeed was disposed and the Company recorded a loss in Unrealized and realized loss on equity and debt securities in the Consolidated Statements of Operations. Prior to the disposition, the changes in fair value were recorded in Unrealized and realized loss on equity and debt securities in the Consolidated Statements of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted cash Restricted cash includes amounts designated for uses other than current operations and is legally restricted as to use or withdrawal. As of December 31, 2024 and 2023, the Company had no restricted cash.

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

Inventories, net Inventory is measured using FIFO or average-cost methods at the lower of cost or net realizable value. As of December 31, 2023, and through the third quarter of 2024, approximately 14% of the Company’s inventories were accounted for under the LIFO method of accounting. During the fourth quarter of 2024, the Company changed the method of accounting for these remaining LIFO inventories to FIFO. Refer to the change in accounting method discussion above and Note 9, “Inventories, Net,” to the Consolidated Financial Statements for more information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
judgments and estimates used by management when evaluating long-lived assets for impairment include (i) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; (ii) undiscounted future cash flows generated by the asset; and (iii) fair valuation of the asset.

During the year ended December 31, 2024, the Company recorded charges of $69 million related to certain property, plant and equipment at locations in the Company’s Battery & Charging Systems and PowerDrive Systems reporting segments. In the fourth quarter of 2024, the Company noted deterioration in the forecast of its PowerDrive Systems and Battery & Charging Systems businesses due to further decreases in demand for eProducts as compared to the Company’s expectations as a result of electric vehicle adoption volatility across different regions. This was viewed as a triggering event, and as a result, individual facilities were tested for recoverability. These impairment charges related to locations that failed a recoverability test or where management had initiated plans to liquidate certain assets.

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

The charges referenced above were recognized in Impairment charges within the Consolidated Statements of Operations.

Goodwill and other intangible assets During the fourth quarter of each year, the Company tests goodwill for impairment by either performing a qualitative assessment or a quantitative analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could indicate it is more-likely-than-not that the fair value of a reporting unit is below its carrying value.

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

Similar to goodwill, the Company can elect to perform the impairment test for indefinite-lived intangibles other than goodwill (primarily trade names) using a qualitative analysis, considering similar factors as outlined in the goodwill discussion, to determine if it is more-likely-than-not that the fair value of the trade names is less than the respective carrying values. If the Company elects to perform or is required to perform a quantitative analysis, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of indefinite-lived intangibles using the relief-from-royalty method, which it believes is an appropriate and widely used valuation technique for such assets. The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the year ended December 31, 2024, the Company recorded charges of $577 million primarily related to the goodwill at PowerDrive Systems and Battery & Charging Systems. These charges were recognized in Impairment charges within the Consolidated Statements of Operations.

Refer to Note 12, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements for more information.

Assets and liabilities held for sale The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the disposal group; (2) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; (4) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; (5) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

Refer to Note 21, “Contingencies,” to the Consolidated Financial Statements for more information.

Government grants The Company periodically receives government grants representing assistance provided by a government. These government grants are generally received in cash and typically provide reimbursement related to acquisition of property and equipment, product development or local governmental economic relief. The government grants are generally amortized using a systematic and rational method over the life of the grant. As of December 31, 2024, the Company recorded government grant related liabilities of $22 million in Other current liabilities and $53 million in Other non-current liabilities in the Company’s Consolidated Balance Sheet. During the year ended December 31, 2024, the Company recorded $41 million and $7 million of government grant-related credits in Selling, general and administrative expenses and Cost of sales, respectively, in the Company’s Consolidated Statement of Operations.

Derivative financial instruments The Company recognizes that certain normal business transactions and foreign currency operations generate risk. Examples of risks include exposure to foreign currency exchange rate risk related to transactions denominated in currencies other than the functional currency, changes in commodity costs and interest rates. It is the objective of the Company to assess the impact of these transaction risks and offer protection from selected risks through various methods, including financial derivatives. Virtually all derivative instruments held by the Company are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in qualifying hedge fair values are matched with the underlying transactions. Hedge instruments are generally reported gross, with no right to offset, on the Consolidated Balance Sheets at their fair value based on quoted market prices for contracts with similar maturities. The Company does not engage in any derivative transactions for purposes other than hedging specific operational risks.

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

The Company generally records costs associated with voluntary separations at the time of employee acceptance. Costs for involuntary separation programs are recorded when management has approved the plan for separation, the employees are identified and aware of the benefits to which they are entitled and it is unlikely that the plan will change significantly. When a plan of separation requires approval by or consultation with the relevant labor organization or government, the costs are recorded upon agreement. Costs associated with benefits that are contingent on the employee continuing to provide service are expensed over the required service period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for more information.

Correction to previously issued financial statements Certain prior period footnote disclosures have been corrected as compared to amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These corrections relate to footnote disclosures only and have no impact on the Company’s Consolidated Statement of Operations, Consolidated Balance Sheets or Consolidated Statements of Cash Flows. Additionally, none of these corrections impacts any metrics used in the calculation of incentive-based compensation, and therefore, the corrections did not require a recovery analysis of incentive-based compensation received by the Company’s executive officers. The Company has evaluated the effect of these corrections and concluded the corrections are not material to the disclosures for any of the periods affected. The corrections include the following: (i) the percentage of the Company’s total inventories at December 31, 2023 that were valued under the LIFO method of accounting as disclosed under “Change in accounting method” above, (ii) an update to the description of certain prior period derivative gains and losses reclassified to the income statement from accumulated other comprehensive loss as relating to derivatives designated as hedging instruments in Note 17, “Financial Instruments,” and a change in footnote presentation to reflect gross changes to accumulated other comprehensive loss resulting from hedge activity in Note 20, “Accumulated Other Comprehensive Loss,” to the Consolidated Financial Statements, and (iii) the percentage of the Company’s net sales represented by sales of turbochargers for light vehicles for the years ended December 31, 2023 and 2022 as disclosed in Note 24, “Reportable Segments and Related Information,” to the Consolidated Financial Statements.

New Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” It requires incremental disclosures related to an entity’s reportable segments, including (i) significant segment expense categories and amounts for each reportable segment that are provided to the chief operating decision maker (“CODM”), (ii) an aggregate amount and description of other segment items included in each reported measure, (iii) all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 to be disclosed in interim periods, (iv) the title and position of the individual or the name of the group identified as the CODM and (v) an explanation of how the CODM uses the reported measures of segment profit or loss to assess performance and allocate resources to the segment. The standard improves transparency by providing disaggregated expense information about an entity’s reportable segments. The standard does not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. The Company adopted this guidance retrospectively, providing the additional disclosures as required. Refer to Note 24, “Reportable Segments and Related Information” to the Consolidated Financial Statements for more information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” It requires entities to disclose, in the notes to financial statements, specified information related to certain costs and expenses disaggregated by type. The standard improves transparency by providing more detailed information about the components of costs and expenses that would enable investors to better understand the major components of an entity’s income statement by referencing specific disclosures in the notes to financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

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

Eldor Corporation’s Electric Hybrid Systems Business

On December 1, 2023, the Company completed its acquisition of the electric hybrid systems business segment of Eldor Corporation (“Eldor”), which is headquartered in Italy. The Company expects the acquisition to complement its existing eProducts by enhancing the Company’s engineering capabilities in power electronics. The Company paid €72 million ($78 million) at closing and is obligated to remit up to €175 million ($191 million) of earn-out payments that could be paid over the two years following closing. The earn-out payments were contingent upon booked business for future periods from new customer awards. The Company’s estimate at closing indicated that the minimum threshold for the earn-out target will not be achieved, thus no amount of the potential earn-out payment was included in the purchase consideration. As of December 31, 2024, the respective earn-out periods have concluded, and the Company’s determined that no earn-out payment will be due; thus, no amount is included in the Company’s Consolidated Balance Sheet.

The purchase price was allocated on a provisional basis as of December 1, 2023. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. The Company subsequently finalized its valuation of the assets and liabilities of the Eldor acquisition during the fourth quarter of 2024 and the estimated fair values of assets acquired and liabilities assumed amounted to total assets of $86 million, including goodwill and intangibles of $27 million, and liabilities of $8 million. These final amounts were not materially different than the estimated values recorded on December 1, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $20 million was recorded within the Company’s PowerDrive Systems segment. Goodwill consists of the Company’s expected future economic benefits that will be realized from expanding the Company’s electric vehicle portfolio as electric vehicle production continues to increase. Goodwill is not deductible for tax purposes in Italy.

In connection with the acquisition, the Company recorded $7 million for intangible assets related to developed technology with an estimated life of 6 years. Identifiable intangible assets were valued using the market approach.

The impact of the Eldor acquisition on net sales and net earnings was immaterial for the year ended December 31, 2023.

Hubei Surpass Sun Electric Charging Business

On March 1, 2023, the Company completed its acquisition of 100% of the electric vehicle solution, smart grid and smart energy businesses (“SSE”) of Hubei Surpass Sun Electric, pursuant to an Equity Transfer Agreement. The acquisition is expected to complement the Company’s existing European and North American charging footprint by adding a presence in China. The total consideration was ¥288 million ($42 million), including ¥268 million ($39 million) of base purchase price and ¥20 million ($3 million) of estimated earn-out payments. The Company paid ¥217 million ($31 million) of base purchase price in the year ended December 31, 2023. The Company paid ¥25 million ($4 million) during the year ended December 31, 2024. In accordance with ASC Topic 230, since the payments made in 2024 were not soon after the acquisition close date, they are recorded as a financing activity in the Company’s Consolidated Statement of Cash Flows. Of the remaining ¥26 million ($4 million) of base purchase price, ¥6 million ($1 million) is payable by March 31, 2025 and is recorded in Other current liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2024. The remaining ¥20 million ($3 million) of base purchase price is payable before October 31, 2025 and is recorded in Other current liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2024.

Pursuant to the agreement, the Company’s obligation to remit up to ¥103 million ($15 million) of earn-out payments is contingent upon the achievement of certain revenue and pre-tax profit margin targets in 2023 and 2024 as well as the retention of key employees during the same time period. As of December 31, 2024, the Company’s estimate of the earn-out payments was approximately ¥20 million ($3 million), of which half was paid during the year end December 31, 2024, and the other half is recorded in Other current liabilities in the Company’s Consolidated Balance Sheet.

The purchase price was allocated on a provisional basis as of March 1, 2023. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. The Company subsequently finalized its valuation of the assets and liabilities of the SSE acquisition during the third quarter of 2023 and the estimated fair values of assets acquired and liabilities assumed amounted to total assets of $50 million, including goodwill and intangibles of $5 million, and total liabilities of $8 million. These final amounts were not materially different than the estimated values recorded on March 1, 2023.

Any excess of the purchase price over the estimated fair value of net assets was recognized as goodwill. Goodwill of $2 million was recorded within the Company’s Battery & Charging Systems segment. Goodwill consists of the Company’s expected future economic benefits that will be realized from expanding the Company’s electric vehicle products as electric vehicle production continues to increase. Goodwill is not deductible for tax purposes in China.

The following table summarizes the other intangible assets acquired:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions)	Estimated Life	Estimated Fair Value
Developed technology	5 years	$2
Customer relationships	6 years	1
Total other intangible assets		$3

Identifiable intangible assets were valued using the income approach.

The impact of the SSE acquisition on net sales and net earnings was immaterial for the year ended December 31, 2023.

Drivetek AG

On December 1, 2022, the Company completed its acquisition of 100% of Drivetek AG (“Drivetek”), an engineering and product development company located in Switzerland. This acquisition is expected to strengthen the Company’s power electronics capabilities in auxiliary inverters to accelerate the growth of the High Voltage eFan business. The Company paid ₣27 million ($29 million) at closing, and up to ₣10 million ($10 million) could be paid in the form of contingent earn-out payments over the three years following closing. The earn-out payments are contingent upon achievement of estimated future sales targets associated with newly awarded business and future turnover rate targets. During the year ended December 31, 2024, the Company revised its estimate of expected earn-out payments due to reductions in expected awarded business programs and increased headcount turnover. In accordance with ASC Topic 805, the ₣5 million ($6 million) change in estimate was included in Other operating expense (income), net in the Company’s Consolidated Statements of Operations. As of December 31, 2024, the Company’s estimate of the earn-out payments was approximately ₣5 million ($6 million), of which ₣2 million ($3 million) is recorded in Other current liabilities and ₣3 million ($3 million) is recorded in Other non-current liabilities in the Company’s Consolidated Balance Sheet.

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

The Company paid $131 million at closing. Pursuant to the Agreement, the Company is obligated to remit up to $30 million of earn-out payments, payable in 2025, contingent upon achievement of certain sales dollars, sales volume, and gross margin targets. The minimum thresholds for these earn-out targets were not achieved during the earn-out period, which concluded on December 31, 2024, and therefore no amount for the earn-out payments have been included in the purchase consideration or in the Company’s Consolidated Balance Sheet. Additionally, pursuant to the Agreement, the Company is obligated to remit up to $25 million over the three years following closing in key employee retention related payments, which include certain performance targets. The amounts will be accounted for as post-combination expense.

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

Romeo Power, Inc.

In May 2019, the Company invested $50 million in exchange for a 20% equity interest in Romeo Systems, Inc. (“Romeo”), a technology-leading battery module and pack supplier. During the year ended December 31, 2022, the Company recorded a loss of $39 million and liquidated its investment in Romeo shares at a fair value of $31 million. As of March 17, 2022, the Company no longer held any investment in Romeo.

In September 2019, the Company and Romeo contributed total equity of $10 million and formed a new joint venture, BorgWarner Romeo Power LLC (“Romeo JV”), in which the Company owned a 60% interest. On October 25, 2021, the Company delivered written notice to Romeo that the Company was electing to exercise its right to put its ownership stake in Romeo JV to Romeo. During the year ended December 31, 2022, the Company recorded a gain of $22 million in Other operating expense (income), net, which represented the difference between the Company’s book value of its interest in Romeo JV compared to the fair value of consideration received. As a result of the sale, the Company has no further rights in or involvement with Romeo JV.

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

In connection with the Spin-Off, the Company entered into several agreements with PHINIA on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with PHINIA after the Spin-Off, including a separation and distribution agreement, an employee matters

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreement, a tax matters agreement, an intellectual property cross-license agreement and a transition services agreement through which the Company and PHINIA continued to provide certain services to each other following the Spin-Off. In December 2024, the Company and PHINIA executed an amendment to the original transition services agreement to extend certain engineering services until September 30, 2025.

Refer to Note 26, “Discontinued Operations” to the Consolidated Financial Statements for more information.
Water Valley

In December 2021, the Company entered into a definitive agreement to sell its Water Valley, Mississippi manufacturing facility (“Water Valley”) and the associated solenoid, transmission control module and stop/start accumulator system business for an estimated $57 million. The consideration consisted of $39 million in cash and promissory notes and up to $30 million in potential earn-out payments. The Company included $18 million as contingent consideration in the proceeds, which reflected its original estimate of the payout pursuant to the earn-out. During the year ended December 31, 2022, the Company changed its estimate of the expected earn-out and recorded a pre-tax loss of $9 million in Other operating expense (income), net. During the year ended December 31, 2023, the Company and the buyer agreed on a final settlement of $14 million for the earn-out and recorded a pre-tax gain of $5 million in Other operating expense (income), net. During the year ended December 31, 2024, the Company collected $5 million of the remaining contingent consideration and the $10 million remaining on the promissory notes.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $15 million and $18 million at December 31, 2024 and 2023, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets and were $13 million and $29 million at December 31, 2024 and $18 million and $10 million at December 31, 2023, respectively. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The Company continually seeks business development opportunities and at times provides customer incentives for new program awards. When the Company determines that the payments are incremental and incurred only if the new business is obtained and expects to recover these amounts from the customer over the term of the new business arrangement, the Company capitalizes these amounts. As of December 31, 2024 and 2023, the Company recorded customer incentive payments of $22 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$27 million, respectively, in Prepayments and other current assets, and $23 million and $58 million, respectively, in Other non-current assets in the Consolidated Balance Sheets.
The Company’s products can be disaggregated by two types: eProducts and Foundational products. eProducts include all products utilized on or for electric vehicles (“EVs”) plus those same products and components that are included in hybrid powertrains whose underlying technologies are adaptable or applicable to those used in or for EVs. Foundational products include all products utilized on internal combustion engines plus those same products and components that are also included in hybrid powertrains. The following table represents a disaggregation of revenue from contracts with customers by Foundational products and eProducts for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(in millions)	2024	2023	2022
Foundational products	$11,751	$12,161	$11,163
eProducts	2,335	2,037	1,472
Total	$14,086	$14,198	$12,635
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the years ended December 31, 2024, 2023, and 2022. The balances for prior periods have been recast for the reportable segment realignment for certain businesses that was completed in the third quarter of 2024. Refer to Note 24, “Reportable Segments and Related Information” of the Consolidated Financial Statements for additional details.

	Year ended December 31, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$1,432	$1,943	$310	$199	$3,884
Europe	2,941	1,273	548	484	5,246
Asia	1,304	2,348	1,050	17	4,719
Other	208	—	—	29	237
Total	$5,885	$5,564	$1,908	$729	$14,086

	Year ended December 31, 2023
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$1,529	$1,972	$458	$134	$4,093
Europe	3,026	1,299	372	384	5,081
Asia	1,250	2,272	1,268	20	4,810
Other	202	—	4	8	214
Total	$6,007	$5,543	$2,102	$546	$14,198

	Year ended December 31, 2022
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
North America	$1,422	$1,900	$500	$47	$3,869
Europe	2,571	1,017	198	287	4,073
Asia	1,293	2,110	1,099	—	4,502
Other	182	—	9	—	191
Total	$5,468	$5,027	$1,806	$334	$12,635

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

The following table represents restructuring expenses by reportable segment for the years ended December 31, 2024, 2023, and 2022. The balances for prior periods have been recast for the reportable segment realignment for certain businesses that was completed in the third quarter of 2024. Refer to Note 24, “Reportable Segments and Related Information” of the Consolidated Financial Statements for additional details.

(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Corporate	Total
Year ended December 31, 2024
Employee termination benefits	$21	$10	$10	$1	$1	$43
Other	18	1	12	—	—	31
Total restructuring expense	$39	$11	$22	$1	$1	$74

Year ended December 31, 2023
Employee termination benefits	$63	$6	$1	$—	$—	$70
Other	7	2	—	—	—	9
Total restructuring expense	$70	$8	$1	$—	$—	$79

Year ended December 31, 2022
Employee termination benefits	$20	$18	$—	$—	$—	$38
Other	—	9	1	—	—	10
Total restructuring expense	$20	$27	$1	$—	$—	$48

The following table displays a roll forward of the restructuring liability recorded within the Company’s Consolidated Balance Sheets and the related cash flow activity:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2023	$39	$9	$48
Restructuring expense, net	70	9	79
Cash payments	(43)	(13)	(56)
Foreign currency translation adjustment and other	2	2	4
Balance at December 31, 2023	68	7	75
Restructuring expense, net	43	31	74
Cash payments	(69)	(33)	(102)
Foreign currency translation adjustment and other	(3)	—	(3)
Balance at December 31, 2024	$39	$5	$44
Less: Non-current restructuring liability	8	—	8
Current restructuring liability at December 31, 2024	$31	$5	$36

2024 Structural Costs Plan In June 2024, the Company approved an approximately $75 million restructuring plan to address the cost structure in its PowerDrive Systems segment due to electric vehicle adoption volatility across different regions, which could include realignment of the segment’s manufacturing footprint. During the year ended December 31, 2024, the Company recorded $13 million of restructuring costs related to this plan.

2023 Structural Costs Plan In 2023, the Company announced a $130 million to $150 million restructuring plan to address structural costs in its Foundational products businesses. During the years ended December 31, 2024 and 2023, the Company recorded $61 million and $79 million, respectively, of restructuring costs related to this plan. Cumulatively, the Company has incurred $140 million of restructuring costs related to this plan.

2020 Structural Costs Plan In February 2020, the Company announced a $300 million restructuring plan to address existing structural costs. The actions under this plan are complete.
The following provides details of restructuring expense incurred by the Company’s reportable segments during the years ended December 31, 2024, 2023 and 2022, related to the plans discussed above:

Turbos & Thermal Technologies
2023 Structural Costs Plan
•During the year ended December 31, 2024, the segment recorded $39 million of restructuring costs under this plan. These costs primarily related to $21 million of employee termination benefits and $18 million of professional fees and equipment relocation costs for facilities in Europe, China and the U.S.

•During the year ended December 31, 2023, the segment recorded $70 million of restructuring costs under this plan. These costs primarily related to employee termination benefits associated with the announced closure of a facility in Europe affecting approximately 200 employees.

2020 Structural Costs Plan
•During the year ended December 31, 2022, the segment recorded $20 million of restructuring costs under this plan. These costs primarily related to $18 million for two voluntary termination programs pursuant to which approximately 74 employees accepted termination packages in 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Drivetrain & Morse Systems
2023 Structural Costs Plan
•During the year ended December 31, 2024, the segment recorded $11 million of restructuring costs under this plan. These costs primarily related to $10 million of employee termination benefits for a facility in Europe.

•During the year ended December 31, 2023, the segment recorded $8 million of restructuring costs under this plan. These costs primarily related to $6 million of employee termination benefits and $2 million of equipment moves.

2020 Structural Costs Plan
•During the year ended December 31, 2022, the segment recorded $13 million of restructuring costs under this plan. These costs primarily related to $9 million of contractual settlements and professional fees.

•During the year ended December 31, 2022, the segment recorded $14 million of restructuring costs. These costs primarily related to employee termination benefits associated with the announced closure of a technical center in Europe affecting approximately 80 employees.

PowerDrive Systems
2024 Structural Costs Plan
•During the year ended December 31, 2024, the segment recorded $13 million of restructuring costs under this plan. These costs primarily related to $9 million of employee termination benefits and $4 million of professional fees.

2023 Structural Costs Plan
•During the year ended December 31, 2024, the segment recorded $9 million of restructuring costs under this plan. These costs primarily related to $8 million of equipment relocation costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the respective customer agreement. The Company has various customer arrangements relating to R&D activities that it performs at its various R&D locations.

The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
(in millions)	2024	2023	2022
Gross R&D expenditures	$872	$856	$787
Customer reimbursements	(136)	(139)	(86)
Net R&D expenditures	$736	$717	$701

Net R&D expenditures as a percentage of net sales were 5.2%, 5.1% and 5.5% for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 6 OTHER OPERATING EXPENSE (INCOME), NET

Items included in Other operating expense (income), net consist of:

	Year Ended December 31,
(in millions)	2024	2023	2022
Adjustments associated with Spin-Off related balances	$17	$—	$—
Commercial contract settlement	15	—	—
Loss (gain) on sale of businesses	6	(5)	(13)
Loss (gain) on sale of assets	2	(13)	—
Merger and acquisition expense, net	2	23	9
Spin-Off transition services income, net	(5)	(10)	—
Other income, net	(5)	(11)	(4)
Other operating expense (income), net	$32	$(16)	$(8)

Adjustments associated with Spin-Off related balances: During the year ended December 31, 2024, the Company recorded expense of $17 million, primarily for adjustments to net amounts owed to the Company related to the tax matters agreement between the Company and PHINIA.

Commercial contract settlement: During the year ended December 31, 2024, the Company recorded a loss of approximately $15 million related to the settlement of a commercial contract assumed in its acquisition of the electric hybrid systems business segment of Eldor.

Loss (gain) on sale of businesses: During the year ended December 31, 2024, the Company recorded a net loss on sale of business of $6 million primarily related to the estimated loss on an immaterial business that met held for sale accounting criteria. During the year ended December 31, 2023, the Company recorded a net gain on sale of business of $5 million. During the year ended December 31, 2022, the Company recorded a net gain on sales of businesses of $13 million, which included a $22 million gain related to the sale of its interest in BorgWarner Romeo Power LLC and a $9 million loss related to a change in estimate of the expected earn-out related to the divestiture of the Company’s Water Valley facility. Refer to Note 2 “Acquisitions and Dispositions,” to the Consolidated Financial Statements for more information.

Loss (gain) on sale of assets: During the year ended December 31, 2024, the Company recorded a $2 million loss on sale of fixed assets at a European manufacturing facility. During the year ended December 31, 2023, the Company recorded a $13 million gain on sale of fixed assets, primarily attributed to the sale of a European manufacturing facility and other fixed assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Merger and acquisition expense, net: During the year ended December 31, 2024, the Company recorded merger and acquisition expense, net of $2 million, primarily related to professional fees associated with specific acquisition initiatives, mostly offset by a gain of $6 million related to the revision of its expected earn-out related to the Drivetek acquisition. During the year ended December 31, 2023, the Company recorded merger and acquisition expense, net of $23 million, primarily related to professional fees for specific acquisition initiatives. This merger and acquisition expense, net included an $8 million loss related to a change in estimate of the expected earn-out estimate associated with the Santroll acquisition. During the year ended December 31, 2022, the Company recorded merger and acquisition expense of $9 million, primarily related to professional fees for specific acquisition initiatives.

Spin-Off transition services income, net: During the year ended December 31, 2024 and 2023, the Company recorded other income in the amount of $5 million and $10 million, respectively, for net service reimbursements related to the Spin-Off. These transition services were related to information technology, human resources, finance, facilities, procurement, sales, intellectual properties and engineering. Refer to Note 26 “Discontinued Operations,” to the Consolidated Financial Statements for more information.

NOTE 7    INCOME TAXES

Earnings before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31,
(in millions)	2024	2023	2022
Earnings (loss) before income taxes:
U.S.[1]	$(303)	$(316)	$(40)
Non-U.S.[1]	842	1,307	953
Total	$539	$991	$913
Provision for income taxes:
Current:
Federal	$27	$42	$49
State	1	8	7
Foreign	239	299	233
Total current expense	267	349	289
Deferred:
Federal	(198)	(85)	(54)
State	(5)	—	(8)
Foreign	47	25	(32)
Total deferred benefit	(156)	(60)	(94)
Total provision for income taxes	$111	$289	$195
__________________________
1 In 2023, the U.S. loss before income taxes included the realized and unrealized loss on debt and equity securities of $174 million that was primarily related to the Company’s investment in Wolfspeed convertible debt securities that was sold during the year.

The provision for income taxes resulted in an effective tax rate of approximately 21%, 29% and 21% for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a reconciliation of tax expense based on the U.S. statutory tax rate to final tax expense.

	Year Ended December 31,
(in millions)	2024	2023	2022
Income taxes at U.S. statutory rate of 21%	$114	$209	$192
Increases (decreases) resulting from:
Impairment of goodwill	151	—	—
Net tax on remittance of foreign earnings	38	45	36
Foreign rate differentials	14	20	57
Valuation allowance adjustments, net	23	186	21
Other permanent differences	17	18	14
Changes in accounting methods and filing positions	(10)	(18)	(15)
State taxes, net of federal benefit	(6)	6	(3)
Affiliates' earnings	(6)	(7)	(6)
Foreign derived intangible income deduction	(11)	(23)	(23)
Impact of tax law and rate change	(9)	(1)	1
U.S. tax on foreign earnings	24	18	10
Enhanced research and development deductions	(29)	(35)	(33)
Tax credits	(34)	(21)	(15)
Deferred tax impact of intra-group transactions	(36)	(70)	—
Tax holidays	(46)	(35)	(38)
Reserve adjustments, settlements and claims	(99)	(15)	13
Other, net	16	12	(16)
Provision for income taxes, as reported	$111	$289	$195

The Company’s tax rate is affected by the tax laws and rates of the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.

The Company’s effective tax rate was impacted beneficially by tax incentives obtained in various non-U.S. countries, primarily those arising in China related to the High and New Technology Enterprise (“HNTE”) status of various subsidiaries ($46 million, $35 million and $38 million for the years ended December 31, 2024, 2023 and 2022, respectively). HNTE status is granted for three-year periods, and the Company seeks to renew such status on a regular basis.

In addition, beneficial impacts were recognized related to tax deductions for qualifying research and development expenditures ($29 million, $35 million and $33 million for the years ended December 31, 2024, 2023 and 2022, respectively) and tax credits primarily related to research and development ($34 million, $21 million and $15 million for the years ended December 31, 2024, 2023 and 2022, respectively).

The Company’s effective tax rate is also impacted by net changes to valuation allowances, where the Company has determined that it is more-likely-than-not that certain deferred tax assets would not be realized. For the years ended December 31, 2024, 2023, and 2022, the Company recorded net expense related to changes to valuation allowances of $23 million, $186 million, and $21 million, respectively

In 2024, the Company reflected a $151 million tax impact of non-deductible impairment of goodwill. In addition, the Company recorded a discrete tax benefit of $107 million related to reductions in certain unrecognized tax benefits and accrued interest for matters where the statute of limitations lapsed, and a discrete tax benefit of $36 million related to post Spin-Off restructuring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In 2023, the Company recognized a discrete tax benefit of $19 million related to the resolution of tax audits and reductions in certain unrecognized tax benefits and accrued interest related to matters for which the statute of limitation had lapsed. In addition, the Company recognized a discrete tax benefit of $50 million in relation to the Spin-Off, a discrete tax benefit of $30 million in relation to various changes in filling positions for prior years, and a discrete tax expense of $79 million in relation to changes in judgment related to the recovery of deferred tax assets, primarily due to the impact of the Spin-Off on the allocation of the Company’s profits across jurisdictions for tax purposes as well as various tax structuring actions and strategies.

In 2022, the Company recognized discrete tax benefits of $23 million, primarily related to a reduction in certain unrecognized tax benefits and accrued interest related to matters for which the statute of limitations had lapsed and favorable provision-to-return adjustments.

A roll forward of the Company’s total gross unrecognized tax benefits is presented below:

(in millions)	2024	2023	2022
Balance, January 1	$161	$172	$181
Additions based on tax positions related to current year	9	15	19
Reductions for closure of tax audits and settlements	—	(5)	(9)
Reductions for tax positions of prior years	(1)	(11)	(7)
Reductions for lapse in statute of limitations	(67)	(10)	—
Translation adjustment	(7)	—	(12)
Balance, December 31	$95	$161	$172

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and accrued approximately $22 million and $65 million for the payment of interest and penalties at December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recognized expense related to interest and penalties of $5 million, $10 million and $6 million, respectively. During the year ended December 31, 2024, the Company also recorded a reduction in tax expense of $46 million for previously recorded interest related to matters for which the statute of limitations lapsed.

As of December 31, 2024, approximately $92 million represents the amount that, if recognized, would affect the Company's effective income tax rate in future periods. This amount includes a decrease in U.S. federal income taxes that would occur upon recognition of the state tax benefits and U.S. foreign tax credits included therein.

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal, various state jurisdictions and various foreign jurisdictions. In certain tax jurisdictions, the Company may have more than one taxpayer. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Years no longer subject to audit	Tax jurisdiction	Years no longer subject to audit
U.S. Federal	2016 and prior	Luxembourg	2017 and prior
China	2018 and prior	Mexico	2017 and prior
France	2020 and prior	Poland	2016 and prior
Germany	2015 and prior	South Korea	2017 and prior
Hungary	2018 and prior	United Kingdom	2019 and prior
Japan	2023 and prior

In the U.S., certain tax attributes created in years prior to 2017 were subsequently utilized. Even though the U.S. federal statute of limitations may have expired for years prior to 2017, the years in which these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tax attributes were created could still be subject to examination, limited to only the examination of the creation of the tax attribute.

The components of deferred tax assets and liabilities consist of the following:

	December 31,
(in millions)	2024	2023
Deferred tax assets:
Net operating loss and capital loss carryforwards	$305	$359
Research and development capitalization	291	211
Employee compensation	45	43
State tax credits	38	23
Warranty	30	20
Unrecognized tax benefits	25	27
Foreign tax credits	9	—
Pension and other postemployment benefits	—	4
Other comprehensive loss	—	3
Other	126	97
Total deferred tax assets	$869	$787
Valuation allowance	(325)	(310)
Net deferred tax asset	$544	$477
Deferred tax liabilities:
Fixed assets	(107)	(121)
Goodwill and intangible assets	(100)	(135)
Unremitted foreign earnings	(95)	(115)
Other comprehensive income	(35)	—
Pension and other postemployment benefits	(4)	—
Unrealized gain on equity securities	(2)	(2)
Other	(9)	(7)
Total deferred tax liabilities	$(352)	$(380)
Net deferred taxes	$192	$97

As of December 31, 2024, the Company had gross deferred tax assets for certain non-U.S. net operating loss (“NOL”) carryforwards of $218 million, $40 million of which expire at various dates from 2025 through 2043 and $178 million of which have an indefinite life. The Company has a valuation allowance recorded of $174 million with regards to these deferred tax assets.

As of December 31, 2024, certain U.S. subsidiaries had gross deferred tax assets of approximately $42 million for federal and state NOL carryforwards, $22 million of which expire at various dates from 2025 through 2043 and $20 million of which have an indefinite life. The Company has recorded a valuation allowance of $37 million with regards to these deferred tax assets. In addition, certain U.S. subsidiaries also have state tax credit carryforwards of $38 million, which are offset by a valuation allowance of $38 million.

On a quarterly basis, the Company reviews the likelihood that the benefit of its deferred tax assets will be realized and, therefore, the need for valuation allowances. The Company assesses existing deferred tax assets, net operating loss carryforwards and tax credit carryforwards by jurisdiction and expectations of its ability to utilize these tax attributes through a review of past, current, and estimated future taxable income and tax planning strategies. If, based upon the weight of available evidence, it is more-likely-than-not the deferred tax assets will not be realized, a valuation allowance is recorded. Due to recent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restructurings, the Company concluded that the weight of the negative evidence outweighs the positive evidence in certain foreign jurisdictions. As a result, the Company believes it is more-likely-than-not that the net deferred tax assets in certain foreign jurisdictions that include entities in France, Spain, Italy, U.S., and the U.K. will not be realized in the future.

As of December 31, 2024, the Company recorded deferred tax liabilities of $95 million with respect to foreign unremitted earnings. The Company did not provide deferred tax liabilities with respect to certain book versus tax basis differences not represented by undistributed earnings of approximately $195 million as of December 31, 2024, because the Company continues to assert indefinite reinvestment of these basis differences. These basis differences would become taxable upon the sale or liquidation of the foreign subsidiaries. The Company’s best estimate of the unrecognized deferred tax liability on these basis differences is approximately $2 million as of December 31, 2024.

NOTE 8    RECEIVABLES, NET

The table below provides details of receivables as of December 31, 2024 and 2023:

	December 31,
(in millions)	2024	2023
Receivables, net:
Customers	$2,273	$2,519
Indirect taxes	310	238
Other	281	364
Gross receivables	2,864	3,121
Allowance for credit losses	(21)	(12)
Total receivables, net	$2,843	$3,109

The table below summarizes the activity in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in millions)	2024	2023	2022
Beginning balance, January 1	$(12)	$(11)	$(9)
Provision	(10)	(4)	(2)
Write-offs	—	2	—
Translation adjustment and other	1	1	—
Ending balance, December 31	$(21)	$(12)	$(11)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9    INVENTORIES, NET

A summary of Inventories, net is presented below:

	December 31,
(in millions)	2024	2023
Raw material and supplies	$915	$991
Work-in-progress	147	160
Finished goods	189	194
FIFO inventories	1,251	1,345
LIFO reserve[1]	—	(32)
Inventories, net	$1,251	$1,313
_____________________________
1 During the fourth quarter of 2024, the Company changed the accounting method for certain inventories previously accounted for under LIFO to FIFO. As of December 31, 2024, no inventories are accounted for under the LIFO method. Refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for more details.

NOTE 10    OTHER CURRENT AND NON-CURRENT ASSETS

Additional detail related to assets is presented below:

	December 31,
(in millions)	2024	2023
Prepayments and other current assets:
Prepaid tooling	$107	$89
Prepaid taxes	98	38
Customer incentive payments (Note 3)	22	27
Derivative instruments	19	32
Contract assets (Note 3)	15	18
Other	72	57
Total prepayments and other current assets	$333	$261

Investments and long-term receivables:
Investment in equity affiliates	$245	$237
Investment in equity securities	70	71
Long-term receivables	41	56
Total investments and long-term receivables	$356	$364

Other non-current assets:
Deferred income taxes (Note 7)	$359	$257
Operating leases (Note 22)	177	143
Derivative instruments	89	15
Customer incentive payments (Note 3)	23	58
Other	62	39
Total other non-current assets	$710	$512

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization, and consisted of:

	December 31,
(in millions)	2024	2023
Land, land use rights and buildings	$1,354	$1,319
Machinery and equipment	5,520	5,327
Finance lease assets	30	32
Construction in progress	437	671
Total property, plant and equipment, gross	7,341	7,349
Less: accumulated depreciation	4,007	3,816
Property, plant and equipment, net, excluding tooling	3,334	3,533
Tooling, net of amortization	241	250
Property, plant and equipment, net	$3,575	$3,783

Interest costs capitalized for the years ended December 31, 2024, 2023 and 2022 were $15 million, $17 million and $17 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12    GOODWILL AND OTHER INTANGIBLES

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. As of December 31, 2024, the Company had four reportable segments and four goodwill reporting units.

During the first quarter of 2024, the Company reduced the outlook of its PowerDrive Systems business in response to volatility in actual and expected customer production schedules. This was viewed as a triggering event, and as a result, the Company performed an interim quantitative analysis of the fair value of the PowerDrive Systems reporting unit. Based on this interim impairment test, the PowerDrive Systems reporting unit had an estimated fair value that exceeded its carrying value, including goodwill, by approximately 5%, resulting in no impairment, at that time.

During the third quarter of 2024, as a result of the previously disclosed reportable segment realignment, the Company disaggregated certain entities within one of the Company’s historical goodwill reporting units across two reporting units: Drivetrain & Morse Systems and Battery & Charging Systems. As a result of this change, the Company allocated goodwill to these two reporting units on a relative fair value basis. The Company estimated the fair values of the businesses to be split from the historical reporting unit based upon the present value of their anticipated future cash flows. The Company’s determination of fair value involved judgment and the use of estimates and assumptions. In conjunction with the goodwill allocation, the Company performed a quantitative impairment assessment of the historical reporting units’ goodwill immediately before and after the segment realignment. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded its respective carrying value. The disclosures below have been updated accordingly, which included recasting prior period information for the new reporting structure. Refer to Note 24, “Reportable Segments and Related Information,” of the Consolidated Financial Statements for additional details.

During the fourth quarter of 2024, the Company performed a qualitative analysis on two of the reporting units and performed a quantitative analysis on the other two reporting units. During the fourth quarter of 2023, the Company performed a quantitative analysis on all reporting units. For the quantitative analyses, the estimated fair values were determined using an income and market approach. The market approach is based on market multiples (revenue and “EBITDA”, defined as earnings before interest, taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data for comparable companies. The market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company’s facts and circumstances.

The Company believes the assumptions and estimates used to determine the estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s 2024 goodwill quantitative impairment review are as follows:

•Discount rates: The Company used a range of 13.5% to 14.5% weighted average cost of capital (“WACC”) as the discount rates for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.

•Operating income margin: The Company used historical and expected operating income margins, which may vary based on the projections of the reporting unit being evaluated.

•Revenue growth rates: The Company used a global automotive market industry growth rate forecast adjusted to estimate its own market participation for product lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition to the above primary assumptions, the Company noted the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow models:

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

In connection with the preparation of the Company’s annual financial statements, the Company noted deterioration in the forecast for its PowerDrive Systems and Battery & Charging Systems businesses. This deterioration was due to further decreases in demand for eProducts as compared to the Company’s expectations as a result of electric vehicle adoption volatility across different regions. This downward revision to the outlooks of these businesses was due to volatility in actual and expected customer production schedules. The Company had made capital investments to support new eProducts business that has been delayed and/or launched with lower-than-expected volumes. As a result, during the fourth quarter of 2024, the Company recorded goodwill impairment charges of $468 million and $109 million related to the PowerDrive Systems and Battery & Charging Systems reporting units, respectively.

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

	2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
Gross goodwill balance, January 1	$1,257	$1,126	$481	$651	$3,515
Accumulated impairment losses, January 1	(502)	—	—	—	(502)
Net goodwill balance, January 1	$755	$1,126	$481	$651	$3,013
Goodwill during the year:
Impairment	—	—	(468)	(109)	(577)
Measurement period adjustments[1]	—	—	6	—	6
Other, primarily translation adjustment	(22)	(6)	(19)	(38)	(85)
Net goodwill balance, December 31	$733	$1,120	$—	$504	$2,357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2023
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems	Total
Gross goodwill balance, January 1	$1,246	$1,126	$480	$628	$3,480
Accumulated impairment losses, January 1	(502)	—	—	—	(502)
Net goodwill balance, January 1	$744	$1,126	$480	$628	$2,978
Goodwill during the year:
Acquisitions[1]	—	—	14	8	22
Measurement period adjustments[1]	—	—	—	(6)	(6)
Other, primarily translation adjustment	11	—	(13)	21	19
Net goodwill balance, December 31	$755	$1,126	$481	$651	$3,013
_____________________________
1 Acquisitions and measurement period adjustments relate to the Company’s 2023 purchases of SSE and Eldor.

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		December 31, 2024			December 31, 2023
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	5 - 15	$352	$172	$180	$364	$145	$219
Customer relationships	6 - 15	610	321	289	641	305	336
Miscellaneous	2 - 5	9	7	2	9	6	3
Total amortized intangible assets		971	500	471	1,014	456	558
Unamortized trade names		3	—	3	6	—	6
Total other intangible assets		$974	$500	$474	$1,020	$456	$564

Amortization of other intangible assets was $69 million, $67 million and $69 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company utilizes the straight-line method of amortization recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is as follows: $66 million in 2025, $59 million in 2026, $53 million in 2027, $52 million in 2028, $52 million in 2029 and $189 million thereafter.

A roll forward of the gross carrying amounts and related accumulated amortization of the Company’s other intangible assets is presented below:

	Gross carrying amounts		Accumulated amortization
(in millions)	2024	2023	2024	2023
Beginning balance, January 1	$1,020	$1,003	$456	$384
Acquisitions and measurement period adjustments[1] (Note 2)	(4)	14	—	—
Write-offs	(3)	—	—	—
Amortization	—	—	69	67
Translation adjustment	(39)	3	(25)	5
Ending balance, December 31	$974	$1,020	$500	$456
_____________________________
1    Acquisitions relate to the Company’s 2023 purchases of SSE and Eldor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13    PRODUCT WARRANTY

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2024	2023
Beginning balance, January 1	$196	$185
Provisions for current period sales	85	98
Adjustments of prior estimates	15	(3)
Payments	(71)	(84)
Other, primarily translation adjustment	(10)	—
Ending balance, December 31	$215	$196

The product warranty liability is classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2024	2023
Other current liabilities	$88	$91
Other non-current liabilities	127	105
Total product warranty liability	$215	$196

NOTE 14    DEBT

The Company had short-term and long-term debt outstanding as follows:

	December 31,
(in millions)	2024	2023
Short-term debt
Short-term borrowings	$61	$70

Long-term debt
3.375% Senior notes due 03/15/25 ($334 million par value)	334	384
5.000% Senior notes due 10/01/25	—	477
2.650% Senior notes due 07/01/27 ($1,100 million par value)	1,095	1,093
7.125% Senior notes due 02/15/29 ($121 million par value)	120	120
4.950% Senior notes due 08/15/29 ($500 million par value)	495	—
1.000% Senior notes due 05/19/31 (€1,000 million par value)	1,022	1,088
5.400% Senior notes due 08/15/34 ($500 million par value)	493	—
4.375% Senior notes due 03/15/45 ($500 million par value)	495	495
Term loan facilities, finance leases and other	46	53
Total long-term debt	4,100	3,710
Less: current portion	337	3
Long-term debt, net of current portion	$3,763	$3,707

On August 16, 2024, the Company issued $500 million of 4.950% senior notes due August 2029 and $500 million of 5.400% senior notes due August 2034, primarily to retire the Company’s outstanding senior notes due in 2025. Interest is payable semi-annually in arrears on February 15 and August 15 of each year. These senior notes are not guaranteed by any of the Company’s subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In August 2024, the Company announced that it had commenced tender offers to purchase for cash certain of the Company’s outstanding 3.375% senior notes due in March 2025 (the “March 2025 Senior Notes”) and the 5.000% senior notes due in October 2025 (the “October 2025 Senior Notes”). Pursuant to the tender offers, the Company purchased and extinguished $50 million of the March 2025 Senior Notes and $110 million of the October 2025 Senior Notes. On November 1, 2024, the Company redeemed the remaining $343 million outstanding October 2025 Senior Notes at a make-whole redemption price of 101 percent. The tender offers and redemption resulted in a net gain on debt extinguishment of $10 million, primarily related to the write-off of the remaining unamortized fair value up to the October 2025 Senior Notes. The net gain on debt extinguishment is recorded to Interest expense, net, in the Consolidated Statement of Operations.

In September 2023, the Company purchased and extinguished $438 million of senior notes due in 2025, comprised of $115 million and $323 million face value of its March 2025 and October 2025 Senior Notes, respectively. Total cash consideration paid was $430 million. The Company recorded a gain of approximately $28 million during the year ended December 31, 2023, consisting of an $8 million gain related to a cash settlement below the face value of the 2025 notes and $20 million related to the write-off of a portion of the unamortized fair value step up on the October 2025 Senior Notes from the Delphi Technologies acquisition in 2020 and a portion of the unamortized discount on the March 2025 Senior Notes due in 2025 that was recorded at the time of that note issuance. The gain on extinguishment was recorded to Interest expense, net, in the Consolidated Statement of Operations.

The Company may utilize uncommitted lines of credit for short-term working capital requirements. As of December 31, 2024 and 2023, the Company had $61 million and $70 million, respectively, in borrowings under these facilities, which are classified in Notes payable and other short-term debt in the Consolidated Balance Sheets. The short-term borrowings primarily relate to a European money market loan with an interest rate of Euribor plus 1.75% that is callable upon immediate notice by either party.

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2024 and 2023 was 4.0% and 3.5%, respectively. The weighted average interest rate on all borrowings outstanding, including the effects of outstanding swaps, as of December 31, 2024 and 2023 was 2.8% and 2.3%, respectively. The following table provides details on Interest expense, net included in the Consolidated Statements of Operations. Interest expense primarily relates to interest on the Company’s fixed rate Senior notes, net of any amortization of premium or discount. Interest income primarily relates to interest received on cash and investments and interest received on the Company’s net investment hedges. Interest income has been favorably impacted by rising interest rates.

	Year Ended December 31,
(in millions)	2024	2023	2022
Interest expense	$84	$73	$71
Interest income	(54)	(35)	(20)
Gain on debt extinguishment	(10)	(28)	—
Interest expense, net	$20	$10	$51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Annual principal payments required as of December 31, 2024 are as follows:

(in millions)
2025	$398
2026	27
2027	1,103
2028	2
2029	623
After 2029	2,044
Total payments	$4,197
Less: unamortized premiums, net of discount	(36)
Total short and long-term debt	$4,161

The Company’s long-term debt includes various covenants, none of which are expected to restrict future operations.

The Company has a $2 billion multi-currency revolving credit facility that allows the Company to increase the facility by $1 billion with bank group approval. This facility matures in September 2028. The credit agreement contains customary events of default and one key financial covenant, which is a debt-to-EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio. The Company was in compliance with the financial covenant at December 31, 2024. At December 31, 2024 and 2023, the Company had no outstanding borrowings under this facility.

The Company’s commercial paper program allows the Company to issue $2 billion of short-term, unsecured commercial paper notes under the limits of its multi-currency revolving credit facility. Under this program, the Company may issue notes from time to time and use the proceeds for general corporate purposes. The Company had no outstanding borrowings under this program as of December 31, 2024 and 2023.

The total current combined borrowing capacity under the multi-currency revolving credit facility and commercial paper program cannot exceed $2 billion.

As of December 31, 2024 and 2023, the estimated fair values of the Company’s senior unsecured notes totaled $3,797 million and $3,304 million, respectively. The estimated fair values were $257 million and $353 million lower than carrying value at December 31, 2024 and 2023, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s multi-currency revolving credit facility, commercial paper program and other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

The Company had outstanding letters of credit of $29 million and $37 million at December 31, 2024 and 2023, respectively. The letters of credit typically act as guarantees of payment to certain third parties in accordance with specified terms and conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15    OTHER CURRENT AND NON-CURRENT LIABILITIES

Additional detail related to liabilities is presented in the table below:

	December 31,
(in millions)	2024	2023
Other current liabilities:
Payroll and employee related	$361	$329
Customer related	160	124
Indirect taxes	117	121
Income taxes payable	115	103
Product warranties (Note 13)	88	91
Operating leases (Note 22)	38	37
Employee termination benefits (Note 4)	31	61
Interest	31	26
Derivative instruments	27	3
Supplier related	26	16
Accrued freight	22	26
Government grants	22	3
Insurance	18	16
Contract liabilities (Note 3)	13	18
Other non-income taxes	12	12
Deferred engineering	10	13
Retirement related (Note 18)	10	11
Other	115	138
Total other current liabilities	$1,216	$1,148

Other non-current liabilities:
Deferred income taxes (Note 7)	$167	$160
Operating leases (Note 22)	144	112
Product warranties (Note 13)	127	105
Other income tax liabilities	118	226
Deferred income	88	83
Other	97	81
Total other non-current liabilities	$741	$767

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

The following tables classify assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

		Basis of fair value measurements
	Balance at December 31, 2024	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
(in millions)
Assets:
Investment in equity securities	$25	$—	$—	$—	—	$25
Foreign currency contracts	$24	$—	$24	$—	A	$—
Net investment hedge contracts	$84	$—	$84	$—	A	$—
Liabilities:
Current earn-out liabilities	$4	$—	$—	$4	C	$—
Non-current earn-out liabilities	$3	$—	$—	$3	C	$—
Foreign currency contracts	$32	$—	$32	$—	A	$—

		Basis of fair value measurements
(in millions)	Balance at December 31, 2023	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Assets:
Current earn-out receivables	$5	$—	$—	$5	C	$—
Investment in equity securities	$26	$—	$—	$—	—	$26
Foreign currency contracts	$33	$—	$33	$—	A	$—
Net investment hedge contracts	$14	$—	$14	$—	A	$—
Liabilities:
Current earn-out liabilities	$2	$—	$—	$2	C	$—
Non-current earn-out liabilities	$13	$—	$—	$13	C	$—
Foreign currency contracts	$3	$—	$3	$—	C	$—
Net investment hedge contracts	$2	$—	$2	$—	A	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables provide a reconciliation of the Company’s Level 3 earn-out assets and liabilities:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Current earn-out receivables	Current earn-out liabilities	Non-current earn-out liabilities
Balance at January 1, 2023	$9	$21	$10
Change in fair value of contingent consideration	5	5	3
Earnout settlements	(9)	(24)	—
Balance at December 31, 2023	$5	$2	$13
Change in fair value of contingent consideration	3	4	(10)
Earn-out settlements	(8)	(2)	—
Balance at December 31, 2024	$—	$4	$3

Refer to Note 2, “Acquisitions and Dispositions,” to the Consolidated Financial Statements for more detail regarding earn-outs.

The PHINIA-related defined benefits pension assets, liabilities and benefits (costs) are included in the tables below for periods prior to the Spin-Off, as they are not reported as discontinued operations in accordance with ASC Topic 205-20, “Discontinued Operations”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of the Company’s defined benefit plans assets measured at fair value on a recurring basis:

		Basis of fair value measurements
(in millions)	Balance at December 31, 2024	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[2]
U.S. Plans:
Fixed income securities	$76	$—	$—	$—	—	$76
Equity securities	16	—	—	—	—	16
Alternative credit fund	15	—	—	—	—	15
Cash	19	19	—	—	A	—
	$126	$19	$—	$—		$107
Non-U.S. Plans:
Fixed income securities	$141	$23	$—	$—	A	$118
Equity securities	73	60	—	—	A	13
Cash	33	33	—	—	A	—
Insurance contract[1]	98	—	—	98	C	—
Real estate and other	35	5	13	—	A,C	17
	$380	$121	$13	$98		$148

		Basis of fair value measurements
(in millions)	Balance at December 31, 2023	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[2]
U.S. Plans:
Fixed income securities	$87	$—	$—	$—	—	$87
Equity securities	18	—	—	—	—	18
Alternative credit fund	16	—	—	—	—	16
Cash	2	2	—	—	A	—
	$123	$2	$—	$—		$121
Non-U.S. Plans:
Fixed income securities	$213	$167	$—	$—	A	$46
Equity securities	40	27	—	—	A	13
Cash	5	5	—	—	A	—
Insurance contract[1]	74	—	—	74	C	—
Real estate and other	60	—	23	—	A,C	37
	$392	$199	$23	$74		$96
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables provide a reconciliation of the Company’s Level 3 defined benefit plans assets:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Insurance contract	Real estate trust fund
Balance at January 1, 2023	$69	$46
Purchases, sales and settlements	—	(46)
Benefits paid	5	—
Unrealized (losses) gains on assets still held at the reporting date	(4)	—
Translation adjustment	4	—
Balance at December 31, 2023	$74	$—
Purchases, sales and settlements	31	—
Benefits paid	(5)	—
Translation adjustment	(2)	—
Balance at December 31, 2024	$98	$—

Refer to Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements for more detail surrounding the defined benefit plan’s asset investment policies and strategies, target allocation percentages and expected return on plan asset assumptions.

NOTE 17    FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, investments in equity securities, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At December 31, 2024 and 2023, the Company had no derivative contracts that contained credit-risk-related contingent features.

Cash Flow Hedges

The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. The Company had no outstanding commodity contracts at December 31, 2024 and 2023.

The Company manages its interest rate risk by assessing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps and options to reduce market value risk associated with changes in interest rates. At December 31, 2024 and 2023, the Company had no outstanding interest rate swaps or options.

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

At December 31, 2024 and 2023, the following foreign currency derivative contracts were outstanding and mature through the ending duration noted below:

Foreign currency derivatives (in millions)[1]
Functional currency	Traded currency	Notional in traded currency December 31, 2024	Notional in traded currency December 31, 2023	Ending duration
British Pound	Euro	84	83	Dec-26
Chinese Renminbi	U.S. Dollar	237	209	Dec-26
Euro	British Pound	76	15	Jan-25
Euro	Hungarian Forint	12,588	8,233	Dec-26
Euro	Polish Zloty	690	573	Dec-26
Euro	U.S. Dollar	214	152	Dec-26
Euro	Swiss Franc	57	24	Dec-26
Thailand Baht	U.S. Dollar	43	30	Dec-25
U.S. Dollar	Chinese Renminbi	666	582	Aug-25
U.S. Dollar	Korean Won	15,887	34,209	Nov-25
U.S. Dollar	Mexican Peso	4,766	3,280	Dec-26
U.S. Dollar	Thai Baht	—	2,100	Jun-24
_____________________________
1 Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. Dollar equivalent as of December 31, 2024 or 2023.

Net Investment Hedges

In addition, the Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries.

The Company selectively uses cross-currency swaps to hedge that foreign currency exposure. At December 31, 2024 and 2023, the following cross-currency swap contracts were outstanding:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cross-currency swaps
(in millions)	December 31, 2024	December 31, 2023	Ending duration
U.S. Dollar to Euro:
Fixed receiving notional	$1,100	$1,100	Jul-27
Fixed paying notional	€976	€976	Jul-27
U.S. Dollar to Euro:
Fixed receiving notional	$—	$500	Mar-25
Fixed paying notional	€—	€450	Mar-25
Fixed receiving notional	$500	$—	Mar-29
Fixed paying notional	€470	€—	Mar-29
U.S. Dollar to Japanese Yen:
Fixed receiving notional	$100	$100	Feb-29
Fixed paying notional	¥12,724	¥12,724	Feb-29

In April 2024, the Company terminated its $500 million cross-currency swap contract originally maturing in March 2025, resulting in cash proceeds of $23 million, the corresponding gain is expected to remain in accumulated other comprehensive loss until the net investment is sold, completely liquidated or substantially liquidated. Concurrently, the Company executed a $500 million cross-currency swap contract maturing in March 2029.

In addition, the Company has designated the €1,000 million 1.000% Senior Notes due May 19, 2031, as a net investment hedge of the foreign currency exposure of its investments in certain Euro-denominated subsidiaries. Refer to Note 14, “Debt,” to the Consolidated Financial Statements for more information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments in the Balance Sheet

At December 31, 2024 and 2023, the following amounts were recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties for derivative instruments under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under Topic 815:	Balance Sheet Location	December 31, 2024	December 31, 2023	Balance Sheet Location	December 31, 2024	December 31, 2023
Foreign currency	Prepayments and other current assets	$18	$30	Other current liabilities	$23	$2
Foreign currency	Other non-current assets	$5	$1	Other non-current liabilities	$5	$—
Net investment hedges	Other non-current assets	$84	$14	Other non-current liabilities	$—	$2

Derivatives not designated as hedging instruments:
Foreign currency	Prepayments and other current assets	$1	$2	Other current liabilities	$4	$1

Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at December 31, 2024 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	December 31, 2024	December 31, 2023
Net investment hedges:
Cross-currency swaps	$84	$12	$—
Foreign currency-denominated debt	168	100	—
Total	$252	$112	$—

Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income shown in the table below. Certain prior period amounts have been revised and moved to these tables from the table disclosing gains recorded on derivatives not designated as hedging instruments.

	Year ended December 31, 2024
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$14,086	$11,438	$1,350	$(192)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$(2)
Gain (loss) reclassified from AOCI to income	$3	$33	$(1)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$14,198	$11,630	$1,316	$48

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$59
Gain (loss) reclassified from AOCI to income	$—	$—	$34	$—

	Year ended December 31, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$12,635	$10,266	$1,290	$(325)

Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain (loss) recognized in other comprehensive income				$20
Gain (loss) reclassified from AOCI to income	$—	$—	$16	$—

The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.

Gains and losses on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Year Ended December 31,
Net investment hedges	2024	2023	2022
Foreign currency	$—	$—	$6
Cross-currency swaps	$72	$(55)	$129
Foreign currency-denominated debt	$68	$(33)	$67

Derivatives designated as net investment hedge instruments as defined by ASC Topic 815 held during the period resulted in the following gains recorded in Interest expense on components excluded from the assessment of effectiveness:

(in millions)	Year Ended December 31,
Net investment hedges	2024	2023	2022
Cross-currency swaps	$23	$25	$26

There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for foreign currency-denominated debt designated as net investment hedges. There were no gains or losses reclassified from AOCI for net investment hedges during the periods presented.

Derivatives Not Designated as Hedges

Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the gains (losses) recorded in income as shown in the table

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
below. Certain prior period amounts have been moved from this table to the table disclosing gains and losses recorded on derivatives designated as hedging instruments.

(in millions)		Year Ended December 31,
Contract Type	Location	2024	2023	2022
Foreign Currency	Selling, general and administrative expenses	$2	$(15)	$7

NOTE 18        RETIREMENT BENEFIT PLANS

The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. Total expense related to the defined contribution plans was $46 million, $45 million and $59 million in the years ended December 31, 2024, 2023 and 2022, respectively.

The Company has a number of defined benefit pension plans and other postemployment benefit plans covering eligible salaried and hourly employees and their dependents. The defined pension benefits provided are primarily based on (i) years of service and (ii) average compensation or a monthly retirement benefit amount. The Company provides defined benefit pension plans in Germany, India, Italy, Japan, Mexico, Poland, South Korea, Sweden, Switzerland, Thailand, Turkey, U.K. and the U.S. The other postemployment benefit plans, which provide medical benefits, are unfunded plans. The Company’s U.S. and U.K. defined benefit plans are frozen, and no additional service cost is being accrued. All pension and other postemployment benefit plans in the U.S. have been closed to new employees. The measurement date for all plans is December 31.

In December 2024, the Company entered into a second buy-in contract (the first buy-in contract was entered into in 2019) with an insurance company related to its U.K. pension plan. Pursuant to this agreement, the Company liquidated approximately $50 million of pension plan assets to invest in an insurance annuity. At December 31, 2024, the U.K. pension plan had plan assets of $118 million, of which 83% were held by the insurance company and invested in insurance annuities. The remaining plan assets of 17% were held in cash and transferred to the insurance company in January 2025. The projected benefit obligation of the U.K. pension plan at December 31, 2024 was $98 million under U.S. GAAP. The U.K. pension plan was overfunded by $20 million and $18 million as of December 31, 2024, and 2023, respectively, under U.S. GAAP.
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

The following table summarizes the expenses for the Company’s defined contribution and defined benefit pension plans and the other postemployment benefit plans:

	Year Ended December 31,
(in millions)	2024	2023	2022
Defined contribution expense	$46	$45	$59
Defined benefit pension (income) expense	26	26	(10)
Other postemployment benefit income	—	—	(1)
Total	$72	$71	$48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following provides a roll forward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets:

	Pension benefits				Other postemployment benefits
	Year Ended December 31,
	2024		2023		Year Ended December 31,
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	2024	2023
Change in projected benefit obligation:
Projected benefit obligation, January 1	$131	$478	$136	$1,322	$33	$37
Service cost	—	13	—	11	—	—
Interest cost	6	19	7	42	1	2
Plan amendments	—	(1)	—	—	—	—
Settlement and curtailment	—	(6)	—	3	—	—
Actuarial loss (gain)	(3)	—	2	25	(1)	—
Currency translation	—	(32)	—	57	—	—
PHINIA Spin-Off	—	—	—	(938)	—	(1)
Benefits paid	(13)	(20)	(14)	(44)	(4)	(5)
Projected benefit obligation, December 31[1]	$121	$451	$131	$478	$29	$33
Change in plan assets:
Fair value of plan assets, January 1	$123	$392	$129	$1,156
Actual return on plan assets	—	14	7	50
Employer contribution	16	23	1	20
Plan participants’ contribution	—	1	—	1
Settlements	—	(9)	—	(3)
Currency translation	—	(21)	—	53
PHINIA Spin-Off	—	—	—	(841)
Benefits paid	(13)	(20)	(14)	(44)
Fair value of plan assets, December 31	$126	$380	$123	$392
Funded status	$5	$(71)	$(8)	$(86)	$(29)	$(33)
Amounts in the Consolidated Balance Sheets consist of:
Non-current assets	$8	$44	$—	$30	$—	$—
Current liabilities	(1)	(5)	(1)	(5)	(4)	(5)
Non-current liabilities	(2)	(110)	(7)	(111)	(25)	(28)
Net amount	$5	$(71)	$(8)	$(86)	$(29)	$(33)
Amounts in accumulated other comprehensive loss consist of:
Net actuarial loss	$78	$103	$77	$112	$(4)	$(3)
Net prior service (credit) cost	(1)	1	(2)	1	(7)	(8)
Net amount	$77	$104	$75	$113	$(11)	$(11)

Total accumulated benefit obligation for all plans	$121	$423	$131	$450
_____________________________
1 The decrease in the projected benefit obligation was primarily due to benefits paid and actuarial gains during the period. The main driver of these gains was the increase of 0.40% in the weighted average discount rate for U.S. plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The funded status of pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2024	2023
Accumulated benefit obligation	$(180)	$(338)
Plan assets	85	235
Deficiency	$(95)	$(103)
Pension deficiency by country:
United States	$(2)	$(8)
Germany	(32)	(39)
Other	(61)	(56)
Total pension deficiency	$(95)	$(103)

The funded status of pension plans with projected benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2024	2023
Projected benefit obligation	$(214)	$(360)
Plan assets	97	237
Deficiency	$(117)	$(123)
Pension deficiency by country:
United States	$(2)	$(8)
Germany	(32)	(40)
Other	(83)	(75)
Total pension deficiency	$(117)	$(123)

The weighted average asset allocations of the Company’s funded pension plans and target allocations by asset category are as follows:

	December 31,		Target Allocation
	2024	2023
U.S. Plans:
Alternative credit, real estate, cash and other	26%	15%	22% - 32%
Fixed income securities	61%	71%	55% - 65%
Equity securities	13%	14%	8% - 19%
	100%	100%
Non-U.S. Plans:
Insurance contract, real estate, cash and other	44%	36%	32% - 42%
Fixed income securities	37%	54%	49% - 59%
Equity securities	19%	10%	4% - 14%
	100%	100%

The Company’s investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. In each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained in each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investments as of December 31, 2024 and 2023. A portion of pension assets is invested in common and commingled trusts.

The Company expects to contribute a total of $20 million into its defined benefit pension plans during 2025. Of the $20 million in projected 2025 contributions, $6 million are contractually obligated, while any remaining payments would be discretionary.

Refer to Note 16, “Fair Value Measurements,” to the Consolidated Financial Statements for more detail surrounding the fair value of each major category of plan assets, as well as the inputs and valuation techniques used to develop the fair value measurements of the plans’ assets at December 31, 2024 and 2023.

See the table below for a breakout of net periodic benefit cost between U.S. and non-U.S. pension plans:

	Pension benefits						Other postemployment benefits
	Year Ended December 31,
	2024		2023		2022		Year Ended December 31,
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	2024	2023	2022
Service cost	$—	$13	$—	$11	$—	$20	$—	$—	$—
Interest cost	6	19	7	42	4	37	1	2	1
Expected return on plan assets	(6)	(15)	(6)	(37)	(8)	(75)	—	—	—
Settlements, curtailments and other	—	1	—	4	3	—	—	—	—
Amortization of unrecognized prior service (credit) cost	(1)	—	(1)	—	(1)	—	(1)	(2)	(2)
Amortization of unrecognized loss	4	5	3	3	3	7	—	—	—
Net periodic cost (income)	$3	$23	$3	$23	$1	$(11)	$—	$—	$(1)

The components of net periodic benefit cost other than the service cost component are included in Other postretirement expense in the Consolidated Statements of Operations.

The Company’s weighted average assumptions used to determine the benefit obligations for its defined benefit pension and other postemployment benefit plans were as follows:

	December 31,
(percent)	2024	2023
U.S. pension plans:
Discount rate	5.54	5.14
Rate of compensation increase	N/A	N/A
U.S. other postemployment benefit plans:
Discount rate	5.39	5.10
Rate of compensation increase	N/A	N/A
Non-U.S. pension plans:
Discount rate[1]	4.26	4.23
Rate of compensation increase	3.43	3.32
________________
1 Includes 5.57% and 4.61% for the U.K. pension plans for December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted average assumptions used to determine the net periodic benefit cost/(income) for its defined benefit pension and other postemployment benefit plans were as follows:

	Year Ended December 31,
(percent)	2024	2023	2022
U.S. pension plans:
Discount rate	5.14	5.47	2.73
Effective interest rate on benefit obligation	5.08	5.34	2.18
Expected long-term rate of return on assets	5.00	5.00	4.75
Average rate of increase in compensation	N/A	N/A	N/A
U.S. other postemployment plans:
Discount rate	5.10	5.41	2.46
Effective interest rate on benefit obligation	5.06	5.29	1.84
Expected long-term rate of return on assets	N/A	N/A	N/A
Average rate of increase in compensation	N/A	N/A	N/A
Non-U.S. pension plans:
Discount rate[1]	4.23	4.85	1.97
Effective interest rate on benefit obligation	4.24	4.88	1.83
Expected long-term rate of return on assets[2]	4.10	4.90	4.10
Average rate of increase in compensation	3.32	3.58	3.21
________________
1 Includes 4.61%, 4.94% and 1.91% for the U.K. pension plans for December 31, 2024, 2023 and 2022, respectively.
2 Includes 4.00%, 5.30% and 4.12% for the U.K. pension plans for December 31, 2024, 2023 and 2022, respectively.

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

The estimated future benefit payments for the pension and other postemployment benefits are as follows:

	Pension benefits		Other postemployment benefits
(in millions)
Year	U.S.	Non-U.S.
2025	$15	$24	$5
2026	12	31	4
2027	12	26	4
2028	11	28	3
2029	11	29	3
2030-2034	46	161	11
The weighted average rate of increase in the per capita cost of covered health care benefits is projected to range from 7.00% in 2025 down to an ultimate trend rate of 4.75%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 19    STOCK-BASED COMPENSATION

The Company has granted restricted common stock and restricted stock units (collectively, “restricted stock”) and performance share units as long-term incentive awards to employees and non-employee directors under the BorgWarner Inc. 2018 Stock Incentive Plan, as amended (“2018 Plan”) and BorgWarner Inc. 2023 Stock Incentive Plan (“2023 Plan”). The Company’s Board of Directors adopted the 2023 Plan as a replacement to the 2018 Plan in April 2023, and the Company’s stockholders approved the 2023 Plan at the annual meeting of stockholders on April 26, 2023. The 2023 Plan authorizes the issuance of a total of 11.3 million shares and approximately 6.4 million shares were available for future issuance as of December 31, 2024.

Restricted Stock: The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2024, restricted stock in the amount of 1.2 million shares were granted to employees and less than 0.1 million shares were granted to non-employee directors. The value of the awards is recognized as compensation expense ratably over the restriction periods, generally two or three years. As of December 31, 2024, there was $40 million of unrecognized compensation expense related to restricted stock that will be recognized over a weighted average period of approximately 1.7 years.

Restricted stock compensation expense from continuing operations recorded in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Restricted stock compensation expense	$36	$37	$28
Restricted stock compensation expense, net of tax	$27	$28	$21

A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at January 1, 2022	2,363	$40.24
Granted	1,060	$44.32
Vested	(862)	$38.68
Forfeited	(188)	$42.09
Nonvested at December 31, 2022	2,373	$42.47
Granted	1,099	$48.19
Vested	(917)	$39.80
Forfeited	(111)	$44.63
PHINIA Spin-Off awards transferred[1]	(389)	$45.80
PHINIA Spin-Off adjustment[2]	274	$—
Nonvested at December 31, 2023	2,329	$40.57
Granted	1,317	$33.75
Vested	(923)	$44.21
Forfeited	(198)	$43.04
Nonvested at December 31, 2024	2,525	$35.49
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Performance share units: The Company grants performance share units to members of senior management that vest at the end of three-year periods based the following metrics:
•Total Stockholder Return Units: This performance metric is based on the Company’s market performance in terms of total shareholder return relative to a peer group of automotive companies. Based on the Company’s relative ranking within the performance peer group, it is possible for awards to vest in a range of 0% up to 200% of target shares.
The Company recognizes compensation expense relating to this performance share plan ratably over the performance period regardless of whether the market conditions are expected to be achieved. Compensation expense associated with the performance share plans is calculated using a lattice model (Monte Carlo simulation).
As of December 31, 2024, there was $9 million of unrecognized compensation expense related to total stockholder return units that will be recognized over a weighted average period of approximately 1.6 years.
•eProduct Revenue Mix: Introduced in the first quarter of 2021, this performance metric is based on the Company’s total revenue derived from eProducts in relation to its total proforma revenue in the third year of the performance period. Based on the Company’s eProduct revenue mix, it is possible for awards to vest in a range of 0% up to 200% of target shares.
The value of this performance share award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance share plan over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to projections at that time.
As of December 31, 2024, there was $2 million of unrecognized compensation expense related to the eProduct revenue mix units that will be recognized over a weighted average period of approximately 1.0 year. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2024.
•Cumulative Free Cash Flow: Introduced in the first quarter of 2021, this performance metric is based on the Company’s performance in terms of its operating cash flow less capital expenditures over the three-year performance periods. Based on the Company’s cumulative free cash flow, it is possible for awards to vest in a range of 0% up to 200% of target shares.
The value of this performance share award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance share plan over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to projections at that time.
As of December 31, 2024, there was $3 million of unrecognized compensation expense related to the cumulative free cash flow units that will be recognized over a weighted average period of approximately 1.0 year. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2024.
•eProduct Revenue: Introduced in the first quarter of 2022, this performance metric is based on the amount of the Company’s total revenue derived from eProducts in the third year of the performance period. Based on the Company’s eProduct revenue, it is possible for awards to vest in a range of 0% up to 200% of target shares.
The value of this performance share award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance share plan over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to projections at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2024, there was $6 million of unrecognized compensation expense related to the eProduct revenue units that will be recognized over a weighted average period of approximately 1.7 years. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2024.
•eProduct Adjusted Operating Margin: Introduced in the first quarter of 2024, this performance metric is based on the amount of the Company’s operating income derived from eProducts adjusted to eliminate the impact of expenses not reflective of the Company’s ongoing operations attributable to eProducts, divided by externally reported sales derived from eProducts, both measured in the third year of the performance period. Based on the Company’s eProduct Adjusted Operating margin, it is possible for awards to vest in a range of 0% up to 200% of target shares.
The value of this performance share award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance share plan over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to projections at that time
As of December 31, 2024, there was $4 million of unrecognized compensation expense related to the eProduct Adjusted Operating margin units that will be recognized over a weighted average period of approximately 2.0 years. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2024.
•Foundational Adjusted Operating Margin: Introduced in the first quarter of 2024, this performance metric is based on the amount of the Company’s operating income derived from Foundational products adjusted to eliminate the impact of expenses not reflective of the Company’s ongoing operations attributable to Foundational products, divided by externally reported sales on Foundational products, both measured in the third year of the performance period. Based on the Company’s Foundational Adjusted Operating margin, it is possible for awards to vest in a range of 0% up to 200% of target shares.
The value of this performance share award is determined by the market value of the Company’s common stock at the date of grant. The Company recognizes compensation expense relating to this performance share plan over the performance period based on the number of shares expected to vest at the end of each reporting period. The actual performance of the Company is evaluated quarterly and the expense is adjusted according to projections at that time.
As of December 31, 2024, there was $4 million of unrecognized compensation expense related to the Foundational Adjusted Operating margin units that will be recognized over a weighted average period of approximately 2.0 years. The unrecognized amount of compensation expense is based on projected performance as of December 31, 2024.

The amounts expensed and common stock issued from continuing operations for performance share units for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024		2023		2022
	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)
Total Stockholder Return	$8	257	$8	107	$6	—
Other Performance-Based	18	558	13	313	30	284
Total	$26	815	$21	420	$36	284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested performance share units for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Total Stockholder Return		Other Performance-Based
	Number of shares (in thousands)	Weighted average grant date fair value	Number of shares (in thousands)	Weighted average grant date fair value
Nonvested at January 1, 2022	259	$56.90	640	$42.14
Granted	138	$66.96	415	$44.33
Vested	(127)	$28.55	(234)	$34.73
Forfeited	(20)	$59.87	(56)	$43.35
Nonvested at December 31, 2022	250	$76.68	765	$45.51
Granted	135	$79.39	405	$48.06
Vested	(114)	$70.39	(341)	$45.14
Forfeited	(11)	$68.66	(34)	$44.96
PHINIA Spin-Off awards transferred[1]	(22)	$72.33	(67)	$46.03
PHINIA Spin-Off adjustment[2]	35	$—	106	$—
Nonvested at December 31, 2023	273	$71.37	834	$41.08
Granted	205	$46.54	616	$33.91
Vested	(104)	$66.89	(315)	$44.23
Forfeited	(37)	$70.32	(111)	$45.07
Nonvested at December 31, 2024	337	$57.72	1,024	$35.36
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 20    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity within accumulated other comprehensive loss. Certain prior period amounts have been updated to reflect the gains and losses on hedge instruments that were reclassified to the income statement.

(in millions)	Foreign currency translation adjustments	Hedge instruments	Defined benefit postretirement plans	Total
Beginning Balance, January 1, 2022	$(423)	$—	$(128)	$(551)
Comprehensive (loss) income before reclassifications	(287)	20	(14)	(281)
Income taxes associated with comprehensive (loss) income before reclassifications	(40)	—	7	(33)
Reclassification from accumulated other comprehensive (loss) income	—	(16)	7	(9)
Income taxes reclassified into net earnings	—	—	(2)	(2)
Ending Balance December 31, 2022	$(750)	$4	$(130)	$(876)
Comprehensive (loss) income before reclassifications	27	59	(9)	77
Income taxes associated with comprehensive (loss) income before reclassifications	24	—	(5)	19
Reclassification from accumulated other comprehensive (loss) income	—	(34)	3	(31)
Income taxes reclassified into net earnings	—	—	(1)	(1)
Spin-Off of PHINIA	(20)	(1)	5	(16)
Ending Balance December 31, 2023	$(719)	$28	$(137)	$(828)
Comprehensive (loss) income before reclassifications	(124)	(2)	19	(107)
Income taxes associated with comprehensive (loss) income before reclassifications	(39)	—	(2)	(41)
Reclassification from accumulated other comprehensive (loss) income	—	(35)	(7)	(42)
Income taxes reclassified into net earnings	—	—	(2)	(2)
Ending Balance December 31, 2024	$(882)	$(9)	$(129)	$(1,020)

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

On September 19, 2024, the Company commenced a lawsuit against PHINIA, seeking to recover from PHINIA approximately $120 million of value added tax (“VAT”) refunds that PHINIA has received or expects to receive from governmental agencies as well as damages and interest, which PHINIA has refused to pay to the Company. These refunds consist of VAT paid by the Company in periods prior to or directly related to the Spin-Off through which the Company established PHINIA as an independent company. Prior to the initiation of the lawsuit, PHINIA had paid certain VAT refund amounts to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company. The Company asserts PHINIA’s obligation to pay the Company these VAT refunds and related amounts is plainly set forth in a binding tax matters agreement between the Company and PHINIA, which the parties agreed to prior to the Spin-Off. As of December 31, 2024, the Company had an asset related to these VAT refunds of approximately $120 million, which is included in Receivables, net on the Consolidated Balance Sheet.

Environmental

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties (“PRPs”) at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) and equivalent state or local laws and, as such, may be currently or may have been liable for the cost of clean-up and other remedial activities at 17 such sites as of both December 31, 2024 and 2023, respectively. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.

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

The Company has an accrual for environmental liabilities of $5 million and $6 million as of December 31, 2024 and 2023, respectively, included in Other current and Other non-current liabilities in the Consolidated Balance Sheets. As of December 31, 2024, this accrual, which relates to four of the sites, is based on information available to the Company (which, in most cases, includes an estimate of allocation of liability among PRPs; the probability that other PRPs, many of which are large, solvent public companies, will fully pay the cost apportioned to them; currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs; and remediation alternatives). Clean-up and other remedial activities are complete or nearing completion at the other 13 sites, for which there was no accrual as of December 31, 2024.

NOTE 22    LEASES AND COMMITMENTS

The Company’s lease agreements primarily consist of real estate property, such as manufacturing facilities, warehouses, and office buildings, in addition to personal property, such as vehicles, manufacturing and information technology equipment. The Company determines whether a contract is or contains a lease at contract inception. The majority of the Company’s lease arrangements are comprised of fixed payments, and a limited number of these arrangements include a variable payment component based on certain index fluctuations. As of December 31, 2024, a significant portion of the Company’s leases were classified as operating leases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the lease assets and lease liabilities as of December 31, 2024 and 2023:

		December 31,
(in millions)		2024	2023
Assets	Balance Sheet Location
Operating leases	Other non-current assets	$177	$143
Finance leases	Property, plant and equipment, net	20	25
Total lease assets		$197	$168

Liabilities
Current
Operating leases	Other current liabilities	$38	$37
Finance leases	Notes payable and other short-term debt	3	3
Non-current
Operating leases	Other non-current liabilities	144	112
Finance leases	Long-term debt	20	23
Total lease liabilities		$205	$175

The following table presents lease obligations arising from obtaining leased assets for the years ended December 31, 2024 and 2023:

	December 31,
(in millions)	2024	2023
Operating leases	$66	$63
Finance leases	2	17
Total lease obligations	$68	$80

The following table presents the maturity of lease liabilities as of December 31, 2024:

(in millions)	Operating leases	Finance leases
2025	$41	$5
2026	35	4
2027	29	4
2028	23	4
2029	18	2
After 2029	90	10
Total (undiscounted) lease payments	$236	$29
Less: Imputed interest	54	6
Present value of lease liabilities	$182	$23

In the years ended December 31, 2024, 2023 and 2022, the Company recorded operating lease expense of $41 million, $33 million and $32 million, respectively.

In the years ended December 31, 2024, 2023 and 2022, the operating cash flows for operating leases were $38 million, $33 million and $30 million, respectively.

In the years ended December 31, 2024, 2023 and 2022, the Company recorded short-term lease costs of $24 million, $29 million and $21 million, respectively.

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

	December 31,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	8	8
Finance leases	7	8
Weighted average discount rate
Operating leases	5.7%	5.4%
Finance leases	6.3%	6.2%

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

The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized. The dilutive effects of performance-based stock awards described in Note 19, “Stock-Based Compensation,” to the Consolidated Financial Statements are included in the computation of diluted earnings per share at the level the related performance criteria are met through the respective balance sheet date. There were 0.9 million, 0.7 million and 0.8 million of performance share units excluded from the computation of the diluted earnings per share for the years ended December 31, 2024, 2023 and 2022, respectively, because the related performance criteria had not been met as of the balance sheet dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions except share and per share amounts)	2024	2023	2022
Basic earnings per share:
Net earnings from continuing operations	$367	$632	$636
Weighted average shares of common stock outstanding	223.5	232.8	235.5
Basic earnings per share of common stock	$1.64	$2.71	$2.70

Diluted earnings per share:
Net earnings from continuing operations	$367	$632	$636
Weighted average shares of common stock outstanding	223.5	232.8	235.5
Effect of stock-based compensation	1.3	1.6	1.3
Weighted average shares of common stock outstanding, including dilutive shares	224.8	234.4	236.8
Diluted earnings per share of common stock	$1.63	$2.70	$2.69

NOTE 24    REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company discloses segment information under four reportable segments, consistent with the operating segments that are evaluated by management, including the chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer. The reportable segments are further described below. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems. In previous years, the Company presented its results under three reportable segments: Air Management, Drivetrain & Battery Systems and ePropulsion.

Effective July 1, 2024, the Company implemented a new business unit and management structure designed to further enhance the execution of the Company’s strategy. The Company now reports its results in the following four reportable segments: Turbos & Thermal Technologies, Drivetrain & Morse Systems, PowerDrive Systems and Battery & Charging Systems.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The Company’s CODM uses Segment Adjusted Operating Income (Loss) and the expenses disclosed below to assess the performance of its reportable segments. The CODM uses this information to assist with decisions about future growth, capital investments and cost reduction initiatives by reviewing trends in the business, monitoring variances to historical results and previously forecasted information and performing other analytical comparisons.

The following tables show segment information and Segment Adjusted Operating Income (Loss) for the Company’s reportable segments:

2024 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)	Customers	Inter-segment	Net
Turbos & Thermal Technologies	$5,885	$2	$5,887	$3,693	$177	$170
Drivetrain & Morse Systems	5,564	13	5,577	3,872	246	115
PowerDrive Systems	1,908	29	1,937	2,792	164	291
Battery & Charging Systems	729	—	729	1,082	57	82
Inter-segment eliminations	—	(44)	(44)	—	—	—
Total	14,086	—	14,086	11,439	644	658
Corporate[2]	—	—	—	2,554	29	13
Consolidated	$14,086	$—	$14,086	$13,993	$673	$671

2023 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)	Customers	Inter-segment	Net
Turbos & Thermal Technologies	$6,007	$5	$6,012	$3,938	$170	$184
Drivetrain & Morse Systems	5,543	6	5,549	4,262	215	134
PowerDrive Systems	2,102	64	2,166	3,185	127	384
Battery & Charging Systems	546	—	546	1,335	39	96
Inter-segment eliminations	—	(75)	(75)	—	—	—
Total	14,198	—	14,198	12,720	551	798
Corporate[2]	—	—	—	1,733	31	34
Consolidated	$14,198	$—	$14,198	$14,453	$582	$832

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2022 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)	Customers	Inter-segment	Net
Turbos & Thermal Technologies	$5,468	$(13)	$5,455	$3,882	$162	$129
Drivetrain & Morse Systems	5,027	1	5,028	4,240	218	167
PowerDrive Systems	1,806	100	1,906	2,349	111	257
Battery & Charging Systems	334	1	335	1,178	29	57
Inter-segment eliminations	—	(89)	(89)	—	—	—
Total	12,635	—	12,635	11,649	520	610
Corporate[2]	—	—	—	1,683	32	12
Consolidated	$12,635	$—	$12,635	$13,332	$552	$622
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.
[2] Corporate assets include cash and cash equivalents, investments and long-term receivables, and deferred income taxes.
The following tables show segment expenses for the Company’s reportable segments. These expenses do not include non-comparable items that are excluded in the calculation of Segment Adjusted Operating Income (Loss):
Segment Expenses

	Year ended December 31, 2024
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems
Net sales	$5,887	$5,577	$1,937	$729

Cost of sales	4,724	4,413	1,648	681
Selling, general and administrative expenses - R&D, net	170	118	384	51
Selling, general and administrative expenses - Other	114	38	60	47
Other segment items[1]	2	(2)	(11)	(3)

Segment Adjusted Operating Income (Loss)	$877	$1,010	$(144)	$(47)

	Year ended December 31, 2023
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems
Net sales	$6,012	$5,549	$2,166	$546

Cost of sales	4,865	4,413	1,826	581
Selling, general and administrative expenses - R&D, net	175	122	362	44
Selling, general and administrative expenses - Other	100	49	73	40
Other segment items[1]	(2)	7	(5)	(3)

Segment Adjusted Operating Income (Loss)	$874	$958	$(90)	$(116)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31, 2022
(in millions)	Turbos & Thermal Technologies	Drivetrain & Morse Systems	PowerDrive Systems	Battery & Charging Systems
Net sales	$5,455	$5,028	$1,906	$335

Cost of sales	4,392	4,045	1,558	327
Selling, general and administrative expenses - R&D, net	181	138	344	24
Selling, general and administrative expenses - Other	104	60	91	23
Other segment items[1]	(5)	2	1	5

Segment Adjusted Operating Income (Loss)	$783	$783	$(88)	$(44)
_______________

[1] Other segment items include other income and expenses to derive at segment adjusted operating income.
Segment Adjusted Operating Income (Loss)

	Year Ended December 31,
(in millions)	2024	2023	2022
Turbos & Thermal Technologies	$877	$874	$783
Drivetrain & Morse Systems	1,010	958	783
PowerDrive Systems	(144)	(90)	(88)
Battery & Charging Systems	(47)	(116)	(44)
Segment Adjusted Operating Income	1,696	1,626	1,434
Corporate, including stock-based compensation	279	278	282
Restructuring expense	74	79	48
Intangible asset amortization expense	69	67	69
Impairment charges	646	29	30
Accelerated depreciation	50	4	—
Change in accounting method	(29)	—	—
Adjustments associated with Spin-Off related balances	17	—	—
Commercial contract settlement	15	—	—
Loss (gain) on sale of businesses	6	(5)	(13)
Merger and acquisition expense, net	2	23	9
Loss (gain) on sale of assets	2	(13)	—
Other non-comparable items	19	4	—
Equity in affiliates' earnings, net of tax	(27)	(30)	(28)
Unrealized and realized loss on equity and debt securities	1	174	73
Interest expense, net	20	10	51
Other postretirement expense (income)	13	15	—
Earnings from continuing operations before income taxes and noncontrolling interest	$539	$991	$913

Geographic Information

During the year ended December 31, 2024, approximately 84% of the Company’s consolidated net sales were outside the U.S., attributing sales to the location of production rather than the location of the customer. Outside the U.S., China, Mexico, Germany, Poland, Hungary and South Korea exceeded 5% of consolidated net sales during the year ended December 31, 2024. The following table shows sales to customers and property, plant and equipment by country.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Sales			Property, plant and equipment
(in millions)	2024	2023	2022	2024	2023	2022
United States	$2,240	$2,334	$2,143	$718	$778	$469
Europe:
Germany	1,680	1,669	1,443	352	393	354
Poland	1,160	1,121	937	356	342	277
Hungary	820	904	636	154	167	170
Other Europe	1,586	1,387	1,057	472	456	327
Total Europe	5,246	5,081	4,073	1,334	1,358	1,128
China	2,862	2,998	2,864	720	876	821
Mexico	1,644	1,759	1,726	412	374	612
South Korea	1,181	1,163	1,073	189	197	205
Other foreign	913	863	756	202	200	191
Total	$14,086	$14,198	$12,635	$3,575	$3,783	$3,426

Sales to Major Customers

Consolidated net sales to Ford (including its subsidiaries) were approximately 13%, 14% and 15% for the years ended December 31, 2024, 2023 and 2022, respectively. Consolidated net sales to Volkswagen (including its subsidiaries) were approximately 10%, 11% and 9% for the years ended December 31, 2024, 2023 and 2022. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.

Sales by Product Line

Sales of turbochargers for light vehicles represented approximately 21%, 22% and 25% of consolidated net sales for the years ended December 31, 2024, 2023 and 2022, respectively. No other single product line accounted for more than 10% of consolidated net sales in any of the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 25    OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended December 31,
(in millions)	2024	2023	2022
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net earnings	$399	$695	$1,026
Net (loss) earnings from discontinued operations	(29)	(7)	308
Net earnings from continuing operations	428	702	718
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and tooling amortization	604	515	483
Intangible asset amortization	69	67	69
Restructuring expense, net of cash paid	6	66	41
Stock-based compensation expense	62	58	64
Loss (gain) on sales of businesses	6	(5)	(16)
Gain on debt extinguishment	(10)	(28)	—
Asset impairments	646	29	30
Change in accounting method	(29)	—	—
Realized and unrealized loss on debt and equity securities	1	174	73
Deferred income tax benefit	(156)	(44)	(76)
Other non-cash adjustments	8	(25)	(33)
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities from continuing operations	1,207	807	635
Retirement plan contributions	(45)	(19)	(21)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency translation adjustments:
Receivables	143	(482)	(409)
Inventories	31	(72)	(158)
Prepayments and other current assets	(18)	(3)	17
Accounts payable and accrued expenses	(292)	375	433
Prepaid taxes and income taxes payable	(40)	(20)	25
Other assets and liabilities	(32)	109	(60)
Net cash provided by operating activities from continuing operations	$1,382	$1,397	$1,180

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$121	$126	$131
Income taxes, net of refunds	$406	$362	$268
Non-cash investing transactions:
Period end accounts payable related to property, plant and equipment purchases	$111	$148	$165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 26    DISCONTINUED OPERATIONS

The following table summarizes the financial results from discontinued operations of PHINIA.

(in millions)	Year Ended December 31,
	2024	2023	2022
Net sales	$—	$1,723	$3,348
Cost of sales	—	1,362	2,616
Gross profit	—	361	732

Selling, general and administrative expenses	—	173	320
Restructuring expense	—	7	11
Other operating expense, net	31	132	36
Operating (loss) income	(31)	49	365

Equity in affiliates’ earnings, net of tax	—	(5)	(10)
Interest expense, net	—	—	1
Other postretirement income	—	—	(31)
Earnings from discontinued operations before income taxes	(31)	54	405

(Benefit) provision for income taxes	(2)	61	97
Net (loss) earnings from discontinued operations attributable to PHINIA	$(29)	$(7)	$308

In connection with the Spin-Off, the Company entered into a transition services agreement through which the Company and PHINIA provided certain services to each other following the Spin-Off. These services were related to information technology, human resources, finance, facilities, procurement, sales, intellectual property and engineering. In December 2024, the Company and PHINIA executed an amendment to the original transition services agreement to extend certain engineering services until September 30, 2025. The combined impact of these services is reported in results of continuing operations in the Consolidated Financial Statements. During the year ended December 31, 2024 and 2023, the Company provided services at a cost of $7 million and $13 million to PHINIA, respectively, and PHINIA provided services at a cost of $2 million and $3 million to the Company, respectively.

The Company incurred $31 million, $134 million and $30 million of costs relating to the Spin-Off during the year ended December 31, 2024, 2023 and 2022, respectively, which are reflected within Net (loss) earnings from discontinued operations in the Company’s Consolidated Statements of Operations. Spin-Off costs are primarily comprised of professional fees and costs to separate certain operational activities, including costs to separate information technology systems which substantially concluded as of December 31, 2024.

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

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of December 31, 2024 as stated in its report included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over the financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.    Other Information

During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information with respect to directors, executive officers and corporate governance that will appear in the Company’s proxy statement for its 2025 Annual Meeting of Stockholders under the captions “Election of Directors,” “Information on Nominees for Directors,” “Board Committees,” “Compensation Committee Report,” “Long-Term Equity Incentives” and “Code of Ethics” is incorporated herein by this reference and made a part of this report.

Code of Ethics
The Company has long maintained a Code of Ethical Conduct, updated from time to time, which is applicable to all directors, officers, and employees of the Company. In addition, the Company has adopted a Code of Ethics for CEO and Senior Financial Officers, which applies to the Company’s CEO, CFO, Treasurer, and Chief Accounting Officer. Each of these codes is posted on the Company’s website at www.borgwarner.com/investors/corporate-governance. The Company intends to disclose any amendments to, or waivers from, a provision of its Code of Ethical Conduct or Code of Ethics for CEO and Senior Financial Officers on its website within four business days following the date of any amendment or waiver.

Item 11.    Executive Compensation

Information with respect to director and executive compensation that will appear in the Company’s proxy statement for its 2025 Annual Meeting of Stockholders under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Restricted Stock,” “Long-Term Equity Incentives,” and “Change of Control Agreements and Transitional Income Plan” is incorporated herein by this reference and made a part of this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership and certain beneficial owners and management and related stockholders matters that will appear in the Company’s proxy statement for its 2025 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by this reference and made a part of this report.

For information regarding the Company's equity compensation plans, see Item 5 “Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence that will appear in the Company’s proxy statement for its 2025 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Independence of the Directors” is incorporated herein by this reference and made a part of this report.

Item 14.    Principal Accountant Fees and Services

Information with respect to principal accountant fees and services that will appear in the Company’s proxy statement for its 2025 Annual Meeting of Stockholders under the caption “Fees Paid to PwC” is incorporated herein by this reference and made a part of this report.

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

4.6
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

†10.7
Form of 2024 BorgWarner Inc. 2023 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2024 filed on May 2, 2024).

†10.8
Form of 2024 BorgWarner Inc. 2023 Stock Incentive Plan Stock Units Award Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2024 filed on May 2, 2024).

†10.9
Form of 2024 BorgWarner Inc. 2023 Stock Incentive Plan Performance Stock Units Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2024 filed on May 2, 2024).

†10.10
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

†10.12
Form of 2023 BorgWarner Inc. 2023 Stock Incentive Plan Performance Stock Units Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2023 filed on August 2, 2023).

†10.13
Form of 2024 BorgWarner Inc. 2023 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2024 filed on Jul 31, 2024).

†10.14
Form of 2023 BorgWarner Inc. 2023 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2023 filed on August 2, 2023).

†10.15
Form of 2022 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 4, 2022).

†10.16
Form of 2022 BorgWarner Inc. 2018 Stock Incentive Plan Stock Units Award Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 4, 2022).

†10.17
Form of 2022 BorgWarner Inc. 2018 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2022 on May 4, 2022).

†10.18
Form of 2022 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 9, 2023).

†10.19
Form of 2021 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022).

†10.20
Form of 2021 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Units Agreement for Non-U.S. Employees (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022).

†10.21
Form of 2021 BorgWarner Inc. 2018 Stock Incentive Plan Performance Share Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022).

Exhibit Number	Description

†10.22
Form of 2021 BorgWarner Inc. 2018 Stock Incentive Plan Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022).

†10.23
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

†10.28	BorgWarner Inc. Management Incentive Plan*

†10.29	BorgWarner Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2024 filed on Jul 31, 2024).

†10.30
Form of Change of Control Employment Agreement entered into by the Company and each of Craig Aaron, Tonit Calaway, Stefan Demmerle, Joe Fadool, Paul Farrell, Frederic Lissalde, Isabelle McKenzie, Henk Vanthournout, Volker Weng, and Tania Wingfield (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-K for the quarter ended June 30, 2022 filed on August 3, 2022).

†10.31
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

†10.33
Restricted Stock Award Agreement – Retention Award, dated July 1, 2024 between BorgWarner Inc. and Tonit M. Calaway. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2024 filed on Jul 31, 2024).

†10.34	Amendment to Employment Agreement, effective February 4, 2025, between BorgWarner Inc. and Frederic B. Lissalde.*

19.1	BorgWarner Inc. Insider Trading and Confidentiality Policy.*

21.1	Subsidiaries of the Company.*

23.1	Independent Registered Public Accounting Firm's Consent.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*

32.1	Section 1350 Certifications.*

†97.1	BorgWarner Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed February 8, 2024).

Exhibit Number	Description

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*Filed herewith.
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORGWARNER INC.

By:	/s/ Frederic B. Lissalde
Frederic B. Lissalde
President and Chief Executive Officer
Date: February 6, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 6th day of February, 2025.

Signature	Title

/s/ Frederic B. Lissalde	President and Chief Executive Officer
Frederic B. Lissalde	(Principal Executive Officer) and Director

/s/ Craig D. Aaron	Executive Vice President and Chief Financial Officer
Craig D. Aaron	(Principal Financial Officer)

/s/ Amy B. Kulikowski	Vice President and Chief Accounting Officer
Amy B. Kulikowski	(Principal Accounting Officer)

/s/ Sara A. Greenstein
Sara A. Greenstein	Director

/s/ Michael S. Hanley
Michael S. Hanley	Director

/s/ Shaun E. McAlmont
Shaun E. McAlmont	Director

/s/ Deborah D. McWhinney
Deborah D. McWhinney	Director

/s/ Alexis P. Michas
Alexis P. Michas	Director and Non-Executive Chairman

/s/ Sailaja K. Shankar
Sailaja K. Shankar	Director

/s/ Hau N. Thai-Tang
Hau N. Thai-Tang	Director